Form 10-K
period 1993-12-31
ZIONS BANCORPORATION /UT/
filed 1994-03-29
CIK 109380

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20459
                                   FORM 10-K

 / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________ COMMISSION FILE NUMBER 0-2610

                              ZIONS BANCORPORATION

            (Exact name of Registrant as specified in its charter)


        UTAH                                        87-0227400
(State of other jurisdiction of         (Internal Revenue Service Employer
incorporation or organization)                 Identification Number)

  1380 KENNECOTT BUILDING                               84133
    SALT LAKE CITY, UTAH                             (Zip Code)
(Address of principal executive offices)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (801) 524-4787

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK - WITHOUT PAR VALUE
                                (Title of Class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.   Yes / X /  No ___

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

 Aggregate Market Value of Common Stock Held by Nonaffiliates at February
 28, 1994   . . . . . . . . . . . . . .  $434,871,000

 Number of Common Shares Outstanding at February 28, 1994  . . . . . . . . . .
 . . . . . . . . . . . . . . . 14,202,699 Shares

 Documents Incorporated by Reference:

 Definitive Proxy Statement (See Part III, Item 10, Item 11, Item 12, and Item
 13).

                            ZIONS BANCORPORATION

                    ANNUAL REPORT FOR 1993 ON FORM 10-K

                              TABLE OF CONTENTS

                                                                                                                         PAGE
 PART I

 Item 1. Business                                                                                                           1
 Item 2. Properties                                                                                                        11
 Item 3. Legal Proceedings                                                                                                 11
 Item 4. Submission of Matters to a Vote of Security Holders                                                               12
 Executive Officers of the Registrant                                                                                      12

 PART II

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                                             13
 Item 6. Selected Consolidated Financial Data                                                                              14
 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations                             15
 Item 8. Financial Statements and Supplementary Data                                                                       39
 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                              68

 PART III

 Item 10. Directors and Executive Officers of the Registrant                                                               68
 Item 11. Executive Compensation                                                                                           68
 Item 12. Security Ownership of Certain Beneficial Owners and Management                                                   68
 Item 13. Certain Relationships and Related Transactions                                                                   68

 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                                 68

PART I

ITEM 1.      BUSINESS

Zions Bancorporation (the Parent) is a multibank holding company organized under the laws of Utah in 1955, registered under the Bank Holding Company Act of 1956, as amended. Zions Bancorporation and its subsidiaries (the Company), is the second largest bank holding company headquartered in Utah and provides a full range of banking and related services primarily in Utah, Nevada, and Arizona. Its principal subsidiaries are banking subsidiaries which include Zions First National Bank, the second largest commercial banking organization in the state of Utah, Nevada State Bank, the sixth largest bank in Nevada and Zions First National Bank of Arizona in Arizona.

The Company's business and the businesses of many of its larger borrowers are primarily concentrated in the state of Utah. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the Utah economy and real estate markets.

The Company has focused in recent years on maintaining strong liquidity, risk-based capital and cash flow positions and on developing strong internal controls. An increasing focus is currently being placed on strengthening the Company's retail and consumer banking businesses, as well as its small- and medium-sized business lending, residential mortgage and investment activities, and increasing the proportion of fee income in its total revenue mix. The Company's general operating objectives include enhancing the Company's market position in Utah, Nevada, and Arizona through in-market acquisitions of smaller depository institutions, and through the contained development of the Company's present lines of business.

At December 31, 1993, the Company had assets of $4.3 billion, loans of $2.2 billion, deposits of $3.0 billion, and shareholders' equity of $.3 billion. A more detailed discussion concerning the Company's financial condition is contained in Part II of this report.

THE BANKING SUBSIDIARIES

The Banks provide a wide variety of commercial and retail banking and mortgage-lending financial services. Commercial loans, lease financing, cash management, lockbox, customized draft processing, and other special financial services are provided for business and other commercial banking customers. A wide range of personal banking services are provided to individuals, including bankcard, student and other installment loans and home equity credit line loans, checking accounts, savings accounts, time certificates of various types and maturities, trust services and safe deposit facilities. In addition, direct deposit of payroll, social security and various other government checks is offered. Automated teller machines provide 24-hour access and availability to customers' accounts and to many consumer banking services through statewide, regional, and nationwide ATM networks.

Zions First National Bank in Utah has developed special packages of financial services designed to meet the financial needs of particular market niches, including the Premier Account for those 50 years and older and the Student Account. The Bank has also established a Private Banking group to service the financial needs of wealthy individuals; an Executive Banking program to service the needs of corporate executives of commercial clients, and an Affinity program which offers discounted financial services to employees of commercial accounts on a group basis.

Both Zions First National Bank and Nevada State Bank have established trust divisions which offer clients a variety of fiduciary services ranging from the administration of estates and trusts to the management of funds held under pension and profit sharings plans. They also offer custodian, portfolio, and management services. The Trust Division of Zions First National Bank also acts as fiscal and payment agent, transfer agent, registrar, and trustee under corporate and trust indentures for corporations, governmental bodies, and public authorities.

Zions First National Bank is a registered dealer in, and underwriter of, general obligations of state and municipal governments, and a primary dealer in obligations of the United States government and federal agencies. Zions First National Bank also provides correspondent banking services such as cash letter processing, wire services, federal funds facilities, and loan participations.

Zions First National Bank's International Banking Department issues letters of credit and handles foreign exchange transactions for customers, but it does not take a trading position in foreign exchange. Zions First National Bank's Grand Cayman branch accepts Eurodollar deposits from qualified customers, and places deposits with foreign banks and foreign branches of other U.S. banks. Zions' banking subsidiaries, however, do not engage in any foreign lending.

The Company's commercial banking operations generated net income of $59,932,000 in 1993, a 29.0% increase over the $46,474,000 produced in 1992 and $31,672,000 in 1991. A continuing decline in interest rate levels during 1993, combined with a strong regional economy and the introduction of new credit products, produced a strong loan demand in the Company's commercial banking operations during the year. While average net loans and leases on the commercial banks' balance sheet increased a modest 2.5% to $1,995,728,000 an additional $589,000,000 in consumer and small business loans (excluding long-term residential mortgage loans) were securitized during 1993, in addition to $159,000,000 in loans securitized in December 1992. A significant increase in lending activity was fueled by the introduction of the Home Refinance Loan - a fully amortizing seven or ten-year mortgage - in March 1993. The product, which was highly successful and imitated by a number of competitors, produced nearly $400 million in loan originations in Utah, Nevada, Arizona, and Idaho. The Company's commitment to small business lending was also evident in 1993 as Zions First National Bank was recognized as "Participating Bank of the Year" by the Utah Technology Finance Corporation for making more quality loans than any other financial institution to high-technology companies. Zions First National Bank was also recognized as the largest originator of loans under the U.S. Small Business Administration's 7A and 504 programs in Utah during 1993.

Cash generated from the securitization of loans and growth in the banks' deposit base was primarily invested in liquid securities during 1993. Taxable investment securities increased 24.3% to $893,453,000, while tax-exempt securities averaged $120,631,000, a 14.8% increase over the prior year's level. Federal funds sold and securities purchased under agreements to resell increased 168.2% to $645,218,000 in 1993, while interest-bearing deposits held at other institutions decreased 43.5% to $103,867,000. Average assets in trading accounts increased 178.6% to $102,840,000.

Total average core deposits increased 8.0% in 1993 to $2,720,828,000. Noninterest bearing demand deposits increased 25.9% to $610,292,000; savings and money market deposits increased 12.7% to $1,595,446,000; and certificates of deposit under $100,000 decreased 16.9% to $515,090,000. Activity in federal funds purchased and securities sold under agreements to repurchase increased 92.1% in 1993 to $775,386,000, primarily as a result of the purchase of Discount Corporation of New York. Borrowings from the Federal Home Loan Bank system also increased 39.8% to support a higher volume of real estate lending during the year.

Aggressive installation of ATM's continued during the year, particularly in nonbranch locations. At year end, the number of ATM's in service totaled 175, which included installations at branch offices, stores, shopping centers, airports, university campuses, and U.S. Postal Service facilities in rural Utah communities.

Utah

Zions First National Bank, founded in 1873, has 84 offices located throughout the state of Utah, plus one foreign office, for a total of 85 banking offices. Zions First National Bank's net income in 1993 was $52,867,000, a 28.2% increase over the $41,241,000 earned in the previous year. This increase was the result of a $32,702,000 growth in revenues, a $25,176,000 increase in expenses, and a $7,474,000 decrease in the provision for loan and lease losses. Zions First National Bank's income tax provision increased $4,809,000. The implementation during 1993 of Statement of Financial Accounting Standards
(SFAS) No. 106 and SFAS No. 109, relating to accounting for post-retirement benefits and income taxes, respectively, generated a combined cumulative benefit of $1,435,000.

In August 1993, Zions First National Bank completed the acquisition of Discount Corporation of New York, a primary dealer in U.S. government securities. Discount Corporation operates as a division of Zions First National Bank, and has retained its sales and trading office at 58 Pine Street in New York City. The acquisition significantly augments Zions Bank's existing institutional investment sales business, and increases its institutional securities sales capabilities, becoming one of 39 primary dealers of U.S. government securities, and a member of the selling groups of four agencies of the U.S. government. The transaction establishes Zions Bank as a leader in institutional sales and trading in the Intermountain West, and one of only two primary dealers in government securities headquartered in the western United States.

During the third quarter, Zions First National Bank also acquired a 25% interest in Bennington Capital Management, an investment advisory firm located in Seattle, Washington, which sponsors the AccessorTM family of mutual funds. The acquisition should enable the Company to more fully participate in capturing the value generated through the sale of mutual funds to its' customers.

In October, the merger transaction of Zions Bancorporation and Wasatch Bancorp strengthened Zions Bank's presence in the northern half of fast-growing Utah County, Utah, by adding $75 million in assets and the addition of banking offices operated by Wasatch Bancorp's banking subsidiary, Wasatch Bank. Zions Bank additionally added a new full-service branch in Draper, Utah, a grocery store banking center in South Jordan, Utah, and completed construction of a new 25,000 square foot regional financial center in St. George, Utah, during 1993.

Nevada

Nevada State Bank, a state-chartered Federal Deposit Insurance Corporation ("FDIC")-insured institution, with its main office in downtown Las Vegas, opened a new grocery store banking center in Henderson, Nevada, during the year, expanding its retail banking offices to 19 in Nevada. Nevada State Bank achieved net income, after the amortization of purchased premium, of $4,691,000 in 1993-an increase of 16.1% over the $4,042,000 earned in 1992. The bank's revenues increased $2,055,000 while operating expenses rose $1,586,000. The provision for loan losses decreased $305,000 and the provision for income taxes increased $478,000. The net effect of the implementation of SFAS No. 106 and SFAS No. 109 was a benefit of $353,000.

Arizona

Zions First National Bank of Arizona at December 31, 1993 had three offices in the metropolitan Phoenix, Arizona, area. Zions First National Bank of Arizona experienced a strong increase in net income, net of the amortization of purchase premium, as earnings rose 99.3% to $2,374,000 from $1,191,000 in 1992. Revenues increased $547,000 while operating expenses decreased $32,000. The provision for loan losses decreased $175,000 and the provision for income taxes increased $65,000. The net effect of the implementation of SFAS No. 106 and SFAS No. 109 was a benefit in the amount of $494,000.

In August, Zions announced an agreement to acquire National Bancorp of Arizona, a $435 million organization headquartered in Tucson; and in October, an agreement was reached to acquire Rio Salado Bancorp, a $107 million banking company in Tempe, Arizona. These organizations bring talented employees and well-established reputations to our business in Arizona. The National Bancorp of Arizona transaction was consummated shortly after year-end 1993, and it is anticipated that the Rio Salado Bancorp acquisition will be completed in the second quarter of 1994. When combined with existing Arizona operations, the resulting organization, which will operate under the National Bank of Arizona name and with that bank's existing management, will have total assets of nearly $630 million, with offices in metropolitan Phoenix, Tucson, and Flagstaff, making it approximately the sixth largest commercial banking organization in Arizona.

OTHER SUBSIDIARIES

The Company conducts various other bank-related business activities through subsidiaries owned by the Parent and wholly-owned subsidiaries of Zions First National Bank. Zions Credit Corporation engages in lease origination and servicing operations in Utah, Nevada, and Arizona. Zions Life Insurance Company underwrites as reinsurer credit-related life and disability insurance. Zions Insurance Agency, Inc., operates an insurance brokerage business which administers various credit-related insurance programs in the Company's subsidiaries and sells general lines of insurance. The Company's insurance subsidiaries offer customers a full range of insurance products through licensed agents. The products include credit life products, collateral protection products, life policies, homeowners policies, property and casualty policies, and commercial business owner type policies. Zions Data Service Company provides data processing services to all subsidiaries of the Company.

In October 1993, Zions Mortgage Company became a subsidiary of Zions First National Bank as ownership was transferred to the Bank from the parent company. Zions Mortgage Company conducts a mortgage banking operation in Utah, Nevada, and Arizona. In 1993, total loans serviced by Zions Mortgage Company increased 23.7% and $844 million in traditional residential mortgages were closed and sold in the secondary market. Zions Investment Securities, Inc., also a subsidiary of the Bank, provides discount investment brokerage services on a nonadvisory basis to both commercial and consumer customers. Personal investment officers employed by the discount brokerage subsidiary in many larger offices provide customers with a wide range of investment products, including municipal bonds, mutual funds, and tax-deferred annuities.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under both federal and state law. The information contained in this section summarizes portions of the applicable laws and regulations relating to the supervision and regulation of Zions Bancorporation and its subsidiaries. These summaries do not purport to be complete, and they are qualified in their entirety by reference to the particular statutes and regulations described. Any change in applicable law or regulation may have a material effect on the business and prospects of Zions Bancorporation and its subsidiaries.

Bank Holding Company Regulation

Zions Bancorporation is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve Board. Under the current terms of that Act, activities of Zions Bancorporation, and those of companies which it controls or in which it holds more than 5% of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Bank holding companies, such as Zions Bancorporation, are required to obtain prior approval of the Federal Reserve Board to engage in any new activity or to acquire more than 5% of any class of voting stock of any company. Generally, no application to acquire shares of a bank located outside that state in which the operations of the applicant's banking subsidiaries were principally conducted on the date it became subject to the Act may be approved by the Federal Reserve Board unless such acquisition is specifically authorized by the laws of the state in which the bank whose shares are to be acquired is located. Various proposals are currently pending in the U.S. Congress to ease or eliminate these limitations. It is not possible to predict at the present time whether any of these proposals will become law. In the meantime, most states have specifically authorized the acquisition of banks located in those states by out-of-state companies, in many cases subject to various restrictions.

The Federal Reserve Board has authorized the acquisition and control by bank holding companies of savings and loan associations and certain other savings institutions without regard to geographic restrictions applicable to acquisition shares of a bank.

The Federal Reserve Board is authorized to adopt regulations affecting various aspects of bank holding companies. Pursuant to the general supervisory authority of the Bank Holding Company Act and directives set forth in the International Lending Supervision Act of 1983, the Federal Reserve Board has adopted capital adequacy guidelines prescribing both risk-based capital and leverage ratios.

Regulatory Capital Requirements

Risk-Based Capital Guidelines

The Federal Reserve Board established risk-based capital guidelines for bank holding companies effective March 15, 1989. The guidelines define Tier I Capital and Total Capital. Tier I Capital consists of common and qualifying preferred shareholders' equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% (and in some cases up to 100%) of investment in unconsolidated subsidiaries. Total Capital consists of Tier I Capital plus qualifying mandatory convertible debt, perpetual debt, certain hybrid capital instruments, certain preferred stock not qualifying as Tier I Capital, subordinated and other qualifying term debt up to specified limits, and a portion of the allowance for credit losses, less investments in unconsolidated subsidiaries and in other designated subsidiaries or other associated companies at the discretion of the Federal Reserve Board, certain intangible assets, a portion of limited-life capital instruments approaching maturity and reciprocal holdings of banking organizations' capital instruments. The Tier I component must constitute at least 50% of qualifying Total Capital.

Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-balance sheet and off-balance sheet exposures. The risk-based capital framework contains four risk-weighted categories for bank holding company assets -- 0%, 20%, 50%, and 100%. Zero percent risk-weighted assets include, inter alia, cash and balances due from Federal Reserve Banks, and obligations unconditionally guaranteed by the U.S. government or its agencies. Twenty percent risk-weighted assets include, inter alia, claims on U.S. Banks and obligations guaranteed by U.S. government sponsored agencies as well as general obligations of states or other political subdivisions of the United States. Fifty percent risk-weighted assets include, inter alia, loans fully secured by first liens on one to-four-family residential properties, subject to certain conditions. All assets not included in the foregoing categories are assigned to the 100% risk-weighted category, including loans to commercial and other borrowers. As of year-end 1992, the minimum required ratio for qualifying Total Capital became 8%, of which at least 4% must consist of Tier I Capital. At December 31, 1993, the Company's Tier I and Total Capital ratios were 11.01% and 14.34%, respectively.

The current risk-based capital ratio analysis establishes minimum supervisory guidelines and standards. It does not evaluate all factors affecting an organization's financial condition. Factors which are not evaluated include
(i) overall interest rate exposure; (ii) liquidity, funding, and market risks;
(iii) quality and level of earnings; (iv) investment or loan portfolio concentrations; (v) quality of loans and investments; (vi) the effectiveness of loan and investment policies; and (vii) management's overall ability to monitor and control other financial and operating risks. The capital adequacy assessment of federal bank regulators will, however, continue to include analyses of the foregoing considerations and in particular, the level and severity of problem and classified assets.

Minimum Leverage Ratio

On June 20, 1990, the Federal Reserve Board adopted new capital standards and leverage capital guidelines that include a minimum leverage ratio of 3% Tier I Capital to total assets (the "leverage ratio"). The leverage ratio is used in tandem with the final risk-based ratio of 8% that took effect at the end of 1992.

The Federal Reserve Board has emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings, and a composite rating of 1 under the Interagency Bank Rating System. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier I Capital Leverage Ratio" (deducting all intangibles) and other indices of capital strength in evaluating proposals for expansion or new activities. At December 31, 1993, the Company's Tier I leverage ratio was 5.47%.

On December 21, 1993, the OCC, Federal Reserve Board and the FDIC (together, the "Agencies") announced that they are or will be requesting public comment on proposed amendments to the regulatory capital rules to explicitly include in Tier I Capital net unrealized holding gains and losses on available-for-sale securities. Such unrealized gains and losses are currently reported as a component of stockholders' equity following a bank's adoption of SFAS No. 115. As of January 1, 1994, or the beginning of their first fiscal year thereafter, if later, all banks must have adopted SFAS No. 115 for purposes of preparing their Reports of Condition and Income (Call Reports). During the comment receipt and evaluation process, Tier I capital will be calculated as currently defined.

Other Issues and Developments Relating to Regulatory Capital

Pursuant to such authority and directives set forth in the International Lending Supervision Act of 1983, the Comptroller, the FDIC, and the Federal Reserve Board have issued regulations establishing the capital requirements for banks under federal law. The regulations, which apply to Zions Bancorporation's banking subsidiaries, establish minimum risk-based and leverage ratios which are substantially similar to those applicable to the Company. As of December 31, 1993, the risk-based and leverage ratios of each of Zions Bancorporation's banking subsidiaries exceeded the minimum requirements.

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law. FDICIA subjects banks to significantly increased regulation and supervision. Among other things, FDICIA requires federal bank regulatory authorities to revise, prior to June 19, 1993, their risk-based capital guidelines to ensure that those standards take account of interest rate risk, concentrations of credit, and the risk of nontraditional activities, as well as reflect the actual performance and risk of multifamily mortgages. On September 4, 1993, the federal banking agencies published in the Federal Register a proposed measure of interest rate risk exposure which measures such exposure as the effect that a specified change in market interest rates would have on the net economic value of banks. Under this proposal, banks (excluding certain "low-risk" institutions as defined therein) would calculate and report estimated changes in their net economic value resulting from the effect of specified changes in market interest rates on their assets, liabilities, and off-balance sheet positions, utilizing either a supervisory model or approved internal models. The proposal sets forth two alternative methods for utilizing such results in assessing institutions' capital adequacy for interest rate risk exposure. One method would require institutions to hold capital equal to the dollar decline in their net economic value exceeding a supervisory threshold of one percent of total assets; the other method provides for an agency assessment of measured interest rate risk exposure and qualitative factors. However, the proposal is still under consideration. The federal banking agencies have also proposed revisions to their risk-based capital rules to ensure that risks arising from concentrations of credit and nontraditional activities are taken into account when assessing an institution's capital adequacy. The proposal calls on institutions to take account of such risks in assessing their capital adequacy rather than imposing explicit capital requirements with respect to them. Because the final terms of the regulators' implementation of this requirement of FDICIA are not yet known, Zions Bancorporation cannot predict the effect the inclusion of these risk factors in the risk-based capital rules of the federal banking agencies will have upon its capital requirements or those of its subsidiaries.

FDICIA amended Section 38 of the Federal Deposit Insurance Act to require the federal banking regulators to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements and imposes certain restrictions upon banks which meet minimum capital requirements but are not "well-capitalized" for purposes of FDICIA. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

Implementing regulations adopted by the federal banking agencies in September 1992 and effective on December 19, 1992 define the capital categories for banks which will determine the necessity for prompt corrective actions by the federal banking agencies. A bank may be placed in a capitalization category that is lower than is indicated by its capital position if it receives an unsatisfactory examination rating with respect to certain matters.

Under the regulations, a "well-capitalized" institution has a minimum total capital to total risk-weighted assets ratio of at least 10 percent, a minimum Tier I capital to total risk-weighted assets ratio of at least 6 percent, a minimum leverage ratio of at least 5 percent, and is not subject to any written order, agreement, or directive; an "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least 8 percent, a Tier I capital to total risk-weighted assets ratio of at least 4 percent, and a leverage ratio of at least 4 percent (3 percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well-capitalized. An "undercapitalized" institution fails to meet any one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than 6 percent, a Tier I capital to total risk-weighted assets ratio of less than 3 percent or a Tier I leverage ratio of less than 3 percent. A "critically undercapitalized" institution has a Tier I leverage ratio of 2 percent or less. Under certain circumstances, a "well-capitalized," "adequately capitalized," or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest capital category.

Failure to meet capital guidelines could subject a bank to a variety of restrictions and enforcement remedies. Under FDICIA, all insured banks are generally prohibited from making any capital distributions and from paying management fees to persons having control of the bank where such payments would cause the bank to be undercapitalized. Holding companies of significantly undercapitalized, critically undercapitalized and certain undercapitalized banks may be required to obtain the approval of the Federal Reserve Board
before paying capital distributions to their shareholders.   Moreover, a bank
that is not well-capitalized is generally subject to various restrictions on "pass through" insurance coverage for certain of its accounts and is generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). Such banks and their holding companies are also required to obtain regulatory approval prior to their retention of senior executive officers. Banks which are classified undercapitalized, significantly undercapitalized or critically undercapitalized are required to submit capital restoration plans satisfactory to their federal banking regulator and guaranteed within stated limits by companies having control of such banks (i.e., to the extent of the lesser of five percent of the institution's total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with its capital restoration plan, until the institution is adequately capitalized on average during each of four consecutive calendar quarters), and are subject to regulatory monitoring and various restrictions on their operations and activities, including those upon asset growth, acquisitions, branching and entry into new lines of business and may be required to divest themselves of or liquidate subsidiaries under certain circumstances. Holding companies of such institutions may be required to divest themselves of such institutions or divest themselves of or liquidate nondepository affiliates under certain circumstances. Critically undercapitalized institutions are also prohibited from making payments of principal and interest on debt subordinated to the claims of general creditors and are generally subject to the mandatory appointment of a conservator or receiver.

Other Regulations

FDICIA requires the federal banking agencies to adopt, by August 1, 1993, regulations prescribing standards for safety and soundness of insured banks and their holding companies, including standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, earnings and stock valuation, as well as other operational and managerial standards deemed appropriate by the agencies. Upon a determination by a federal banking agency that an insured bank has failed to satisfy any such standard, the bank will be required to file an acceptable plan to correct the deficiency. If the bank fails to submit or implement an acceptable plan, the federal banking agency may, and in some instances must, issue an order requiring the institution to correct the deficiency, restrict its asset growth, increase its ratio of tangible equity to assets, or impose other operating restrictions. On November 18, 1993, the federal banking agencies issued a notice of proposed rule-making setting forth general safety and soundness in areas prescribed in FDICIA and solicited comments regarding the proposed safety and soundness standards. In the view of the federal banking agencies, the proposed standards do not represent a change in existing policies but, instead, formalize fundamental standards already applied by the agencies. In general, the proposed standards establish objectives of proper operations and management while leaving the specific methods for achieving those objectives to each institution. However, the proposal establishes a maximum permissible ratio of classified assets to capital for institutions.
The proposal also implements the requirements of FDICIA regarding the submission and review of safety and soundness plans by institutions failing to meet the prescribed standards and the issuance of orders where institutions have failed to submit acceptable compliance plans or implement an accepted plan in any material respect. Because the final terms of the regulators' implementation of this requirement of FDICIA are not yet known, Zions Bancorporation cannot predict the effect of its application to its operations or the operations of its subsidiaries.

FDICIA also contains provisions which, among other things, restrict investments and activities as principal by state nonmember banks to those eligible for national banks, impose limitations on deposit account balance determinations for the purpose of the calculation of interest, and require the federal banking regulators to prescribe, implement, or modify standards, respectively, for extensions of credit secured by liens on interests in real estate or made for the purpose of financing construction of a building or other improvements to real estate, loans to bank insiders, regulatory accounting and reports, internal control reports, independent audits, exposure on interbank liabilities, contractual arrangements under which institutions receive goods, products or services, deposit account-related disclosures and advertising, as well as to impose restrictions on Federal Reserve discount window advances for certain institutions and to require that insured depository institutions generally be examined on-site by federal or state personnel at least once every twelve (12) months.

In connection with an institutional failure or FDIC rescue of a financial institution, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") grants to the FDIC the right, in many situations, to charge its actual or anticipated losses against commonly controlled depository institution affiliates of the failed or rescued institution (although not against a bank holding company itself). FIRREA also explicitly allows bank holding companies to acquire healthy as well as troubled savings associations (including savings and loan associations and federal savings banks) under Section 4 of the Bank Holding Company Act. In connection with this authorization, the Federal Reserve Board has been instructed not to impose so-called "tandem operating restrictions" which might otherwise limit the joint marketing or joint operations of affiliated banks and thrifts beyond those restrictions otherwise embodied in law. FIRREA also relieves bank holding companies that own savings associations of certain duplicative or intrusive savings and loan holding company regulations and, in some instances, allows savings associations that have been acquired by bank holding companies to merge into affiliated banks or become banks themselves.

On October 28, 1992, the Housing and Community Development Act of 1992 was enacted which, inter alia, modified prior law regarding the establishment of compensation standards by the federal banking agencies, deposit account disclosures, loans to bank insiders and real estate appraisal requirements; made certain technical corrections to FDICIA; imposed new sanctions upon banks convicted of money laundering or cash transaction reporting offenses; and restricted the methods banks may employ to calculate and refund prepaid interest on mortgage refinancing and consumer loans. In addition, on October 23, 1992, the Depository Institutions Disaster Relief Act of 1992 was enacted, affording the federal banking agencies limited discretion to provide relief from certain regulatory requirements to depository institutions doing business or seeking to do business in an emergency or major disaster area. Zions Bancorporation does not currently expect that the implication of these laws will have a material adverse effect upon its operations and business or upon the operations and business of its subsidiaries.

On August 10, 1993, the President signed into law the Omnibus Budget Reconciliation Act of 1993 which contains provisions that, inter alia, affect the amortization of intangible assets by banks, require securities dealers (including banks) to adopt mark-to-market accounting to calculate income taxes, transfer surplus funds from the Federal Reserve System to the Department of the Treasury, authorize the United States government to originate student loans and establish a preference for depositors in liquidations of FDIC-insured banks. Zions Bancorporation is currently assessing the consequences to its operations, earnings and capital position, and that of its subsidiaries of the enactment of this legislation. In addition, a number of legislative and regulatory measures have been proposed to strengthen the federal deposit insurance system and to improve the overall financial stability of the U.S. banking system, including those to authorize interstate banking for national banks, reduce regulatory burdens on financial institutions and regulate the sale of securities and insurance by banks as well as bank involvement in derivative activities. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on Zions Bancorporation and its subsidiaries.

There are many other regulations requiring detailed compliance procedures which increase costs and require additional time commitments of employees.
Regulators and the Congress continue to put in place rules and laws to protect consumers, which have a cumulative additional impact on the cost of doing business. A recent amendment to the Real Estate Settlement Procedures, which becomes effective August 9, 1994, covers most loans secured by 1-4 family dwellings, whether secured by first or junior liens, and appears to add significant new disclosure requirements for banks. Additionally, a recent proposal, out for comment, to amend Community Reinvestment Act compliance rules, if adopted as proposed, would have an impact on allocation of credit to low income areas and could have an overall effect on interest rate margins. At this point, management cannot completely assess how much earnings might be reduced from these consumer laws.

Deposit Insurance Assessments

The insured bank subsidiaries of Zions Bancorporation are required to pay semi-annual deposit insurance assessments to the Bank Insurance Fund ("BIF"). FDICIA requires the FDIC to establish a schedule to increase the reserve ratio of the BIF to 1.25% of insured deposits (or such higher ratio as the FDIC determines to be justified for any year by circumstances raising a significant risk of substantial future losses) over a 15-year period, and to increase the assessment rate on banks, if necessary, to achieve that ratio. FDICIA also requires the FDIC to establish by January 1, 1994, by regulation, a risk-based assessment system for deposit insurance which will take into account the probability that the deposit insurance fund will incur a loss with respect to an institution, the likely amount of such loss and the revenue needs of the deposit insurance fund.

On October 1, 1992, the FDIC published revisions to its deposit insurance regulation to establish a transitional risk-based assessment system pending establishment of a permanent risk-based assessment system by January 1, 1994. Effective January 1, 1993, each insured bank's insurance assessment rate is determined by the risk assessment classification into which it has been placed by the FDIC. The FDIC places each insured bank in one of nine risk assessment classifications based upon its level of capital and supervisory evaluations by its regulations: "well-capitalized" banks, "adequately capitalized" banks or "less-than-adequately capitalized" banks, with each category of banks divided into subcategories of banks which are either "healthy," of "supervisory concern" or of "substantial supervisory concern." An eight-basis point spread exists between the assessment rate established for the highest and lowest risk classification, so that banks classified as strongest by the FDIC are subject to a rate of .23% (the same rate as under the previous flat-rate assessment system) while those classified as weakest by the FDIC are subject to a rate of .31% (with intermediate rates of .26%, .29%, and .30%). The FDIC staff has stated that insured banks will pay an average ratio of approximately .254%. At a meeting on June 17, 1993, the FDIC's board of directors approved revisions to its regulation establishing the transitional risk-based assessment system with respect to the making of supervisory subgroup assignments and review of such assignments by the FDIC, the making of capital group assignments for new institutions by the FDIC, the payment of disputed assessments by institutions and other matters. In addition, on May 25, 1993, the FDIC board of directors voted to amend the current recapitalization schedule for the BIF to reflect the projected achievement by the BIF of a reserve ratio of 1.25% of insured deposits by 2002 (rather than 2006 under the current schedule) and retain the current deposit insurance assessment rates for BIF-member institutions for semi-annual periods beginning July 1, 1993. Zions Bancorporation does not presently expect that implementation of the transitional risk-based deposit insurance assessment system, as so revised, will have a material adverse impact on its overall financial condition or results of operations or those of its bank subsidiaries.

It is possible that the FDIC insurance assessments will be increased further in the future. In addition, the FDIC has authority to impose special assessments from time to time.

Interstate Banking

Existing laws and various regulatory developments have allowed financial institutions to conduct significant activities on an interstate basis for a number of years. During recent years, a number of financial institutions have expanded their out-of-state activities and various states have enacted legislation intended to allow certain interstate banking combinations which otherwise would be prohibited by federal law.

The Banking Holding Company Act generally does not permit the Federal Reserve Board to approve an acquisition by a bank holding company of voting shares or assets of a bank located outside the state in which the operations of its banking subsidiaries are principally conducted unless the acquisition is specifically authorized by the statutes of the state in which such bank is located. Under the laws of Utah, Nevada, and Arizona, respectively, any out-of-state bank or bank holding company may acquire a Utah, Nevada, or Arizona bank or bank holding company upon the approval of the bank supervisor of the state. There is no requirement that the laws of the state in which the out-of-state bank or bank holding company's operations are principally conducted afford reciprocal privileges to Utah -, Nevada - or Arizona-based acquirers.

The commercial banking subsidiaries are supervised and regularly examined by various federal and state regulatory agencies. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices, and other aspects of operations are subject to regulation. In addition, numerous federal, state, and local regulations set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms, and discrimination in credit transactions. The various regulatory agencies, as an integral part of their examination process, periodically review the banking subsidiaries' allowances for loan losses. Such agencies may require the banking subsidiaries to recognize additions to such allowances based on their judgments using information available to them at the time of their examinations.

As a consequence of the extensive regulation of the commercial banking business, the Company cannot yet assess the impact of these legislative and regulatory mandates on the commercial banking industry which may increase the cost of doing business that are not required of the industry's nonbank competitors.

Federal and state legislation affecting the banking industry have played, and will continue to play, a significant role in shaping the nature of the financial service industry. Various legislation, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced. The Company cannot determine the ultimate effect that FDICIA and the implementing regulations to be adopted thereunder, or any other potential legislation, if enacted, would have upon its financial condition or operations.

In addition, there are cases pending before federal and state courts that seek to expand or restrict interpretations of existing laws and their accompanying regulations affecting bank holding companies and their subsidiaries. It is not possible to predict the extent to which Zions Bancorporation and its subsidiaries may be affected by any of these initiatives.

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

The earnings and business of the Company are affected by general economic conditions. In addition, fiscal or other policies that are adopted by various regulatory authorities of the United States and by agencies can have important consequences on the financial performance of the Company. The Company is particularly affected by the policies of the Federal Reserve Board which regulate the national supply of bank credit. The instruments of monetary policy available to the Federal Reserve Board include open-market operations in United States government securities; changing the discount rates of member bank borrowings; imposing or changing reserve requirements against member bank deposits; and imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying combinations to influence the overall growth of bank loans, investments and deposits, and the interest rates charged on loans or paid for deposits.

The Company has economic, credit, legal and other specialists who monitor economic conditions, government policies and economic controls. However, in view of changing conditions in the economy and the effect of the credit policies of monetary authorities, it is difficult to predict future changes in loan demand, deposit levels and interest rates, or their effect on the business and earnings of Zions Bancorporation and its subsidiaries. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

COMPETITION

Zions Bancorporation and its subsidiaries operate in a highly competitive environment. The banking subsidiaries compete with other banks, thrift institutions, credit unions and money market, and other mutual funds for deposits and other sources of funds. In addition, Zions Bancorporation and its bank and nonbank subsidiaries face increased competition with respect to the diverse financial services and products they offer. Competitors include not only other banks, thrift institutions, and mutual funds, but also leasing companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as are bank holding companies and banks such as Zions Bancorporation and its banking subsidiaries.

The Company expects that competitive conditions will continue to intensify as a result of technological advances. Technological advances have, for example, made it possible for nondepository institutions to offer customers automatic transfer systems and other automated-payment systems services that have been traditional banking products.

EMPLOYEES

The Company employs approximately 2,846 full- and part-time people with approximately 2,651 being employed by the banking subsidiaries. The Company had 2,574 full-time equivalent employees at December 31, 1993, compared to 2,345 at December 31, 1992. Banking subsidiaries had 2,386 full-time equivalent employees at the end of 1993, compared to 1,950 a year earlier. The Company believes that it enjoys good employee relations. In addition to competitive salaries and wages, Zions Bancorporation and its subsidiaries contribute to group medical plans, group insurance plans, pension, stock ownership and profit sharing plans.

SUPPLEMENTARY INFORMATION

The following supplementary information, which is required under Guide 3 (Statistical Disclosure by Bank Holding Companies), is found in this report on the pages indicated below, and should be read in conjunction with the related financial statements and notes thereto.

Statistical Information                                                                                              Page
I.     Distribution of Assets, Liabilities and Shareholders' Equity,
       Interest Rates and Interest Differential, and Changes Due to Volume and Rates                                 17-19

II.    Investment Securities Portfolio                                                                                  26
       Maturities and Average Yields of Investment Securities                                                           27

III.   Loan Portfolio                                                                                                   28
       Loan Maturities and Sensitivity to Changes in Interest Rates                                                     29
       Loan Risk Elements                                                                                            30-32

IV.    Summary of Loan Loss Experience                                                                               33-34

V.     Deposits                                                                                                         35

VI.    Return on Equity and Assets                                                                                      36

VII.   Short-term Borrowings                                                                                            36

VIII.  Foreign Operations                                                                                               38

ITEM 2.      PROPERTIES

In Utah, fifty (50) of Zions First National Bank's eighty-four (84) offices are located in buildings owned by the Company and the other thirty-four (34) are on leased premises. In Nevada, four (4) of Nevada State Bank's nineteen (19) offices are located in buildings owned and the other fifteen (15) are on leased premises, and in Arizona, Zions First National Bank of Arizona owns two (2) offices and leases one (1) office. The annual rentals under long-term leases for such banking premises are determined under various formulas and include as various factors, operating costs, maintenance and taxes.

Zions Bancorporation is lessee under a 25-year lease, of which 22 years have expired, of a 14-story building in downtown Salt Lake City, Utah. The Company's subsidiaries have leased the ground floor and two other floors. The J.C. Penney Company, Inc., has subleased nine floors for offices. The remaining two floors are sublet to various tenants.

The Company's subsidiaries conducting lease financing, insurance, mortgage servicing, and discount brokerage activities operate from leased premises.

For information regarding rental payments, see note 9 of Notes to Consolidated Financial Statements, which appears in Part II, Item 8, on page 57 of this report.

ITEM 3.      LEGAL PROCEEDINGS

During 1988, a lawsuit was brought in the United States District Court, Utah District, against Zions First National Bank in connection with its performance of duties as an indenture trustee for certain investors in real estate and other syndication projects. In September 1992, a motion was granted allowing an amended complaint containing allegations that plaintiffs intend to proceed as a class action to recover approximately $23 million, prejudgment interest, attorneys' fees, and additional amounts under certain statutory provisions and common law. No motion to certify the classes has been filed, and the Bank intends to vigorously oppose such motion and to defend the entire action. Although no assurances can be given as to the outcome, the Company continues to believe that it has meritorious defenses to such lawsuit, and that there is insurance coverage for a substantial portion of the amount claimed.

The Company is also the defendant in various other legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any of such proceedings, including the lawsuit discussed in the preceding paragraph, will have a material adverse effect on its consolidated financial position.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions, and backgrounds of the Company's executive officers as of February 28, 1994, are set forth as follows:

                                                    Positions and Offices Held With Zions                          Officer
 Name                                      Age      Bancorporation and Principal Subsidiaries                      since
 ----                                      ---      -----------------------------------------                      -----
 Roy W. Simmons                             78      Chairman of the Company, and Chairman of the Board of            1961
                                                    Directors of Zions First National Bank

 Harris H. Simmons                          39      President & Chief Executive Officer of the Company;              1981
                                                    President, Chief Executive Officer, and Member of the Board
                                                    of Directors of Zions First National Bank

 Gary L. Anderson                           51      Senior Vice President, Chief Financial Officer and Secretary     1988
                                                    of the Company; Executive Vice President and Secretary of the
                                                    Board of Directors of Zions First National Bank.  Prior to
                                                    May 1988, a Partner in the firm of KPMG Peat Marwick, Salt
                                                    Lake City, Utah

 Gerald J. Dent                             52      Senior Vice President of the Company, and Executive Vice         1987
                                                    President of Zions First National Bank

 Clark B. Hinckley                          46      Senior Vice President of the Company.  Prior to March 1994,      1994
                                                    President of a Company subsidiary, Zions First National Bank of Arizona.

 James W. Rail                              59      Senior Vice President of the Company, and President of Zions     1976
                                                    Data Service Company

 Walter E. Kelly                            61      Controller of the Company                                        1980

 Ronald L. Johnson                          38      Vice President of the Company.  Prior to December 1989, Vice     1989
                                                    President of Zions First National Bank

 A. Scott Anderson                          47      Executive Vice President of Zions First National Bank.  Prior    1990
                                                    to December 1990, Vice President of Bank of America

 John B. D'Arcy                             51      Executive Vice President of Zions First National Bank.  Prior    1989
                                                    to March 1989, Vice President of The First National Bank of
                                                    Chicago

 Peter K. Ellison                           51      Executive Vice President of Zions First National Bank            1968

 W. David Hemingway                         46      Executive Vice President of Zions First National Bank            1976

 Nolan X. Bellon                            45      Controller of Zions First National Bank                          1987

                                                    Positions and Offices Held With Zions                          Officer
 Name                                      Age      Bancorporation and Principal Subsidiaries                      since
 ----                                      ---      -----------------------------------------                      -----
 Richard A. Carlson                         60      President and Chief Executive Officer of Nevada State Bank       1994
                                                    since 1985

 John J. Gisi                               48      Chairman of the Board and Chief Executive Officer of National    1994
                                                    Bank of Arizona since 1987

 Robert G. Sarver                           32      President of National Bank of Arizona since 1992, Vice           1994
                                                    Chairman of National Bank of Arizona, 1990-1992; Senior Vice
                                                    President of National Bank of Arizona, 1986-1990

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

Principal market where common stock is traded:

 Nasdaq       Over the Counter         Symbol "ZION"

High and low bid quotations on quarterly basis for past three years:

                                                                       1993                 1992                 1991
                                                                  -------------        -------------        -------------
                                                                  HIGH      LOW        HIGH      LOW        HIGH      LOW
                                                                  ----      ---        ----      ---        ----      ---
 1st Quarter                                                   $ 49.00    $ 41.30    $ 24.50   $ 19.75    $ 18.50   $ 14.38
 2nd Quarter                                                   $ 48.75    $ 38.50    $ 28.38   $ 23.75    $ 21.88   $ 18.13
 3rd Quarter                                                   $ 44.25    $ 38.50    $ 30.00   $ 26.88    $ 24.88   $ 20.00
 4th Quarter                                                   $ 45.50    $ 36.00    $ 39.00   $ 28.88    $ 23.75   $ 19.13

Number of common shareholders of record as of latest practicable date:

3,740 common shareholders as of February 28, 1994

Frequency and amount of dividends paid during three years:

                                                                  1ST     2ND     3RD     4TH
                                                                  QTR     QTR     QTR     QTR
                                                                  ---     ---     ---     ---
 1993                                                            $ .21   $ .21    $ .28   $ .28
 1992                                                            $ .18   $ .18    $ .18   $ .21
 1991                                                            $ .18   $ .18    $ .18   $ .18

Description of any restrictions on the issuer's present or future ability to pay dividends:

Funds for the payment of dividends by Zions Bancorporation have been obtained primarily from dividends paid by the commercial banking and other subsidiaries. In addition to certain statutory limitations on the payment of dividends, approval of federal and/or state banking regulators may be required in some instances for any dividend to Zions Bancorporation by its banking subsidiaries. The payment of future dividends therefore is dependent upon earnings and the financial condition of the Company and its subsidiaries as well as other factors.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data is derived from the audited consolidated financial statements of the Company. It should be read in conjunction with the Company's consolidated financial statements and the related notes and with management's discussion and analysis of financial condition and results of operations and other detailed information included elsewhere herein.

(Dollars in thousands, except per share and ratio data)
                                                                                 Years ended December 31,
                                                           ---------------------------------------------------------------
                                                              1993          1992         1991         1990         1989
                                                           ----------    ----------   ----------   ----------   ----------
 RESULTS OF OPERATIONS
 Interest income                                           $  267,723    $  258,217   $  285,547   $  287,298   $  277,503
 Interest expense                                             110,906       114,185      154,080      166,114      161,850
                                                           ----------    ----------   ----------   ----------   ----------
 Net interest income                                          156,817       144,032      131,467      121,184      115,653
 Provision for loan losses                                      2,298        10,251       23,549       18,089       28,797
                                                           ----------    ----------   ----------   ----------   ----------
 Net interest income after provision for loan losses          154,519       133,781      107,918      103,095       86,856
 Other operating income                                        78,127        61,861       51,488       47,539       38,647
 Other operating expenses                                     156,548       131,040      117,307      112,394      106,465
                                                           ----------    ----------   ----------   ----------   ----------
 Income before income taxes and cumulative
   effect of changes in accounting principles
   and extraordinary item                                      76,098        64,602       42,099       38,240       19,038
 Income taxes                                                  24,718        21,200       12,975       11,600        5,105
                                                           ----------    ----------   ----------   ----------   ----------
 Income before cumulative effect of changes in accounting
   principles and extraordinary item                           51,380        43,402       29,124       26,640       13,933
 Cumulative effect of changes in accounting principles          1,659             -            -            -            -
 Extraordinary item-income tax benefit from net operating
   loss carryforwards                                               -             -            -            -        3,750
                                                           ----------    ----------   ----------   ----------   ----------
 Net income                                                $   53,039    $   43,402   $   29,124   $   26,640   $   17,683
                                                           ==========    ==========   ==========   ==========   ==========

 COMMON SHARE DATA
 Income before cumulative effect of changes in accounting
   principles and extraordinary item                       $     4.02    $     3.52   $     2.39   $     2.23   $     1.17
 Net income                                                      4.15          3.52         2.39         2.23         1.49
 Dividends                                                        .98           .75          .72          .72          .72
 Book value                                                     22.78         19.76        17.01        15.31        13.81

 END-OF-PERIOD BALANCES
 Total assets                                              $4,365,556    $3,779,267   $3,645,835   $3,559,070   $2,975,358
 Money market investments                                     578,771       614,184      688,264      819,126      393,175
 Securities                                                 1,145,034       906,006      788,198      595,202      466,949
 Net loans and leases                                       2,230,670     1,921,496    1,861,562    1,767,825    1,641,631
 Allowance for loan losses                                     65,267        57,086       56,263       59,015       60,271
 Total  deposits                                            3,024,111     2,764,824    2,658,514    2,537,337    2,326,219
 Shareholders' equity                                         290,391       242,547      206,633      183,507      164,328

 RATIOS
 Return on average assets                                        1.24%         1.22%         .87%         .87%         .62%
 Return on average common equity                                 19.9%         19.3%        14.9%        15.3%        11.1%
 Average equity to average assets                                6.25%         6.34%        5.82%        5.69%        5.54%
 Tier I risk-based capital                                      11.01%        10.31%        8.30%        7.93%        7.40%
 Total risk-based capital                                       14.34%        15.53%       12.13%       12.48%       12.21%
 Tier I leverage                                                 5.47%         6.24%        5.80%        5.70%        5.24%
 Net interest margin                                             4.11%         4.49%        4.35%        4.51%        4.71%
 Nonperforming assets to total assets                             .67%          .77%        1.20%        1.70%        2.87%
 Nonperforming assets to net loans and leases
   and other real estate owned                                   1.32%         1.50%        2.34%        3.39%        5.09%
 Net charge-offs (recoveries) to average loans
   and leases                                                   (.27)%          .48%        1.49%        1.06%        1.39%
 Allowance for loan losses to net loans and
   leases outstanding at period end                              2.93%         2.97%        3.02%        3.34%        3.67%
 Allowance for loan losses to nonperforming loans              247.19%       236.37%      159.88%      132.39%      115.26%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Company's financial condition and results of operations as of and for the years ended December 31, 1993, 1992, and 1991 should be read in conjunction with the consolidated financial statements of the Company and detailed information presented elsewhere herein.

OPERATING RESULTS

Consolidated net income in 1993 increased 22.2% to $53,039,000 from $43,402,000 in 1992 and $29,124,000 in 1991, while net income per share in 1993 increased 17.9% to $4.15 from $3.52 in 1992 and $2.39 in 1991. Earnings results for 1993 were positively affected in the net amount of $1,659,000 or $.13 per share due to the cumulative effect of changes in accounting principles implemented during the first quarter of the year. The earnings results for 1993 represent a historic high for income before income taxes and net income. Some of the factors affecting the favorable level of earnings were a $12,785,000 (8.9%) increase in net interest income, a $3,222,000 (17.0%) increase in service charges on deposit accounts, a $1,966,000 (10.6%) increase in service charges, commissions and fees, a $14,898,000 (226.7%) increase in loan sales and servicing income, and a $7,953,000 (77.6%) decrease in the provisions for loan losses. These increased contributions to income were partially offset by a $13,223,000 (20.0%) increase in salaries and benefits, a $6,263,000 (9.6%)
increase in all other operating expenses, excluding a one-time expense of $6,022,000, and a $3,518,000 (16.6%) increase in income taxes.

The Company's earnings for the year ended December 31, 1993 were negatively affected by a one-time expense of $6,022,000 in the first quarter related to the early extinguishment of debt consisting of floating rate notes and industrial revenue bonds. The expense is included in other operating expenses. This expense consisted of marking to market an interest rate exchange agreement entered into several years ago in conjunction with the issuance of long-term floating rate notes and writing off deferred costs associated with the notes and bonds.

The Financial Accounting Standards Board (FASB) issued SFAS No. 109, "Accounting for Income Taxes," which establishes financial accounting requirements for the effects of income taxes. The statement requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 1993, the Company adopted SFAS No. 109 and reported the cumulative effect of the change in the method of accounting for income taxes in the 1993 consolidated statement of income. The cumulative effect of such change in accounting method increased net income for the year ended December 31, 1993 by $7,419,000.

The FASB issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," in December 1990. Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits. Many of the provisions and concepts of SFAS No. 106 are similar to current standards on accounting for pensions. The provisions of SFAS No. 106 are effective for fiscal years beginning after December 15, 1992. The Company has made it a practice to provide certain health care benefits for retired employees. The level of benefits to be paid to employees retiring in the future was also modified in 1992 to require greater contributions from the employee at retirement and a cap on the amount of retiree premiums that will be paid by the Company. Employees hired after December 31, 1992 are not entitled to retiree health benefits.

Effective January 1, 1993, the Company adopted SFAS No. 106 and reported the cumulative effect of the change in the method of accounting for postretirement benefits other than pensions in the 1993 consolidated statement of income. The cumulative effect (transition obligation) of such change in accounting method decreased pretax and after-tax net income by $5,760,000 and $3,631,000, respectively.

The FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in May 1993. Under SFAS No. 115, certain debt securities, depending on the intention of the holder, and equity securities are designated as trading securities and are marked to market through income, certain debt and equity securities are designated as available for sale and are marked to market through the equity accounts, and certain debt securities are designated as held to maturity and carried at amortized cost.

Effective December 31, 1993, the Company adopted SFAS No. 115 and classified its securities according to the pronouncement. The change in the method of accounting for securities had no effect on income for 1993 and resulted in an increase of $432,000 in equity as of December 31, 1993.

EARNINGS PERFORMANCE

NET INTEREST INCOME, MARGIN, AND INTEREST RATE SPREADS

Net interest income is the difference between the total interest income generated by earnings assets and the total interest cost of the funds used to finance assets. Net interest income is the largest component of the Company's revenue. The Company's taxable-equivalent net interest income increased by 8.9% to $160,129,000 in 1993 as compared to $147,060,000 in 1992 and
$133,813,000 in 1991. The Company attempts to minimize interest rate movement sensitivity through the management of interest rate maturities and to a much lessor extent the use of off-balance sheet arrangements such as interest rate caps, floors, and interest rate exchange contract agreements. During 1993, the Company had income of $291,000 from the use of such off-balance sheet arrangements compared to income to the Company of $9,000 in 1992 and a cost to the Company of $875,000 in 1991. The Company intends to continue to use such off-balance sheet arrangements to the extent necessary to minimize its exposure to changes in prevailing interest rates.

Net interest margin is a measure of the Company's ability to generate net interest income and is computed by expressing net interest income (stated on a fully taxable-equivalent basis) as a percentage of earning assets. The Company's net interest margin was 4.11% for 1993 as compared to 4.49% in 1992 and 4.35% in 1991. The decrease in the margin for 1993 was due primarily to securitization sales of loans and the expansion of investments in security resell agreements during the second half of 1993. Securitization sales of loans converts high margin income from loans to other operating income. The security resell agreements are primarily in U.S. government and U.S. government agency securities which offer low yields but represent virtually no risk to the Company and require low or no consolidated "risk-based" capital. The Company has been entering into the security resell arrangements through the new division in its lead banking subsidiary, Discount Corporation of New York. The Company has chosen this method of investing in very short-term arrangements to increase its net interest income while maintaining its liquidity.

The spread on average interest-bearing funds is the difference between the yield on earning assets and the cost of interest-bearing funds. The Company's spread on average interest-bearing funds was 3.62% for 1993 as compared to 3.89% in 1992 and 3.56% in 1991. The spread on average interest-bearing funds for 1993 has also been affected by securitization sales of loans and investments in security resell arrangements.

Consolidated average balances, the amount of interest earned or paid, the applicable interest rate for the various categories of earning assets and interest-bearing funds which represent the components of net interest income and interest differentials on a taxable-equivalent basis, and the effect on net interest income of changes due to volume and rates for the years 1993, 1992, and 1991 are shown in tables on pages 17 through 19. Income computed on a taxable-equivalent basis is income as reported in the consolidated statements of income adjusted to make income and earning yields on assets exempt from income taxes comparable to other taxable income. Applied to yields on the obligations of states and political subdivisions thereof and on industrial revenue bonds, this adjustment facilitates analysis. The incremental tax rate used for calculating the taxable-equivalent adjustment was approximately 32% in each of 1993, 1992, and 1991.

In the tables for the three years, the principal amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the rate earned on loans. Interest income on nonaccrual loans is included in income only to the extent that cash payments have been received and not applied to principal and is accrued on restructured loans at the reduced rates. Certain restructured loan agreements call for additional interest to be paid on a deferred or contingent basis. Such interest is taken into income only as collected.

The analysis in the tables of the effect on net interest income of volume and rate changes, the change due to the volume/rate variance in this analysis has been allocated to volume, except when volume and rate have both increased then this variance has been allocated proportionately to both volume and rate and when rate has increased and volume has decreased then this variance has been allocated to rate.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL AND CHANGES DUE TO VOLUME AND RATES

                                                                                      1993
                                                           -------------------------------------------------------------
                                                                     Amount                Changes    Changes
 (Average balances in millions: Other dollar               Average      of      Average    due to     due to     Total
   amounts in thousands)                                   balance  interest1    rate1     volume      rate     changes
                                                           -------  ---------   -------   --------   ---------  --------
 Money market investments:
   Interest-bearing deposits                              $  104.0  $   5,275      5.07%  $ (4,059) $  (1,195) $ (5,254)
   Federal funds sold and security resell agreements         637.7     20,779      3.26%    13,190     (1,688)   11,502
   Other money market investments                             28.5        827      2.90%      (307)      (276)     (583)
                                                           -------  ---------   -------   --------   ---------  --------
         Total money market investments                      770.2     26,881      3.49%     8,824     (3,159)    5,665
                                                           -------  ---------   -------   --------   ---------  --------
 Securities:
   Investment securities-taxable                             894.2     53,626      6.00%    10,456     (3,051)    7,405
   Investment securities-nontaxable                          121.0     10,350      8.55%     1,321       (434)      887
   Trading securities                                        102.8      7,555      7.35%     4,843     (2,825)    2,018
                                                           -------  ---------   -------   --------   ---------  --------
         Total securities                                  1,118.0     71,531      6.40%    16,620     (6,310)   10,310
                                                           -------  ---------   -------   --------   ---------  --------
 Loans:
   Loans held for sale                                       185.9     11,273      6.06%       (53)    (2,478)   (2,531)
   Net loans and leases2                                   1,817.7    161,350      8.88%     4,423     (8,077)   (3,654)
                                                           -------  ---------   -------   --------   ---------  --------
         Total loans                                       2,003.6    172,623      8.62%     4,370    (10,555)   (6,185)
                                                           -------  ---------   -------   --------   ---------  --------
 Total interest-earning assets                            $3,891.8 $  271,035      6.96%  $ 29,814  $ (20,024) $  9,790
                                                                    ---------   -------   --------   ---------  --------
 Allowance for loan losses                                   (61.9)
 Cash and due from banks                                     272.9
 Other assets                                                159.3
                                                           -------
         Total assets                                     $4,262.1
                                                           =======
 Interest-bearing deposits:
   Savings deposits                                       $  625.2 $   18,558      2.97%  $  4,409  $  (2,627) $  1,782
   Money market deposits                                     968.3     26,457      2.73%       893     (5,781)   (4,888)
   Time deposits under $100,000                              515.1     22,189      4.31%    (4,559)    (5,550)  (10,109)
   Time deposits $100,000 or more                             47.1      1,805      3.83%      (616)      (477)   (1,093)
   Foreign deposits                                           55.8      1,484      2.66%      (817)    (1,334)   (2,151)
                                                           -------  ---------   -------   --------   ---------  --------
         Total interest-bearing deposits                   2,211.5     70,493      3.19%      (690)   (15,769)  (16,459)
                                                           -------  ---------   -------   --------   ---------  --------
 Borrowed funds:
   Securities sold, not yet purchased                         69.4      3,039      4.38%     3,039           -    3,039
   Federal funds purchased and security repurchase
     agreements                                              767.3     22,376      2.92%    10,854     (1,159)    9,695
   FHLB advances and other borrowings:
     less than one year                                       83.1      3,196      3.85%       178       (200)      (22)
     over one year                                           112.0      4,599      4.11%     2,493        280     2,773
   Long-term debt                                             73.2      7,203      9.84%      (885)    (1,420)   (2,305)
                                                           -------  ---------   -------   --------   ---------  --------
         Total borrowed funds                              1,105.0     40,413      3.66%    15,679     (2,499)   13,180
                                                           -------  ---------   -------   --------   ---------  --------
 Total interest-bearing liabilities                       $3,316.5  $ 110,906      3.34%  $ 14,989  $ (18,268) $ (3,279)
                                                                    ---------   -------   --------   ---------  --------
 Noninterest-bearing deposits                                609.3

 Other liabilities                                            69.8
                                                           -------
 Total liabilities                                         3,995.6
                                                           -------
 Total shareholders' equity                                  266.5
                                                           -------
 Total liabilities and shareholders' equity               $4,262.1
                                                           =======
 Spread on average interest-bearing funds                                          3.62%
                                                                                =======
 Net interest income and net yield on
   interest-earning assets                                          $ 160,129      4.11%  $ 14,825  $  (1,756) $ 13,069
                                                                    =========   =======   ========   =========  ========





- --------------------

1   Taxable-equivalent rates used where applicable.
2   Net of unearned income and fees, net of related costs.
      Loans include nonaccrual and restructured loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL AND CHANGES DUE TO VOLUME AND RATES

                                                                                      1992
                                                           -------------------------------------------------------------
                                                                     Amount                Changes    Changes
 (Average balances in millions: Other dollar               Average      of      Average    due to     due to     Total
   amounts in thousands)                                   balance  interest1    rate1     volume      rate     changes
                                                           -------  ---------   -------   --------   ---------  --------
 Money market investments:
   Interest-bearing deposits                              $  184.1  $  10,529      5.72%  $ (2,907) $  (1,774) $ (4,681)
   Federal funds sold and security resell agreements         232.8      9,277      3.98%    (4,319)    (8,969)  (13,288)
   Other money market investments                             39.1      1,410      3.61%    (1,478)    (2,022)   (3,500)
                                                           -------  ---------   -------   --------   --------   -------
         Total money market investments                      456.0     21,216      4.65%    (8,704)   (12,765)  (21,469)
                                                           -------  ---------   -------   --------   --------   -------
 Securities:
   Investment securities-taxable                             719.5     46,221      6.42%     9,544    (10,168)     (624)
   Investment securities-nontaxable                          105.6      9,463      8.96%     3,953     (1,822)    2,131
   Trading securities                                         36.9      5,537     15.01%     2,107        308     2,415
                                                           -------  ---------   -------   --------   --------   -------
         Total securities                                    862.0     61,221      7.10%    15,604    (11,682)    3,922
                                                           -------  ---------   -------   --------   --------   -------
 Loans:
   Loans held for sale                                       186.9     13,804      7.39%     5,971     (1,137)    4,834
   Net loans and leases2                                   1,767.2    165,004      9.34%     9,829    (23,764)  (13,935)
                                                           -------  ---------   -------   --------   --------   -------
         Total loans                                       1,954.1    178,808      9.15%    15,800    (24,901)   (9,101)
                                                           -------  ---------   -------   --------   --------   -------
 Total interest-earning assets                            $3,272.1 $  261,245      7.98%  $ 22,700  $ (49,348) $(26,648)
                                                                    ---------   -------   --------   --------   -------
 Allowance for loan losses                                   (57.7)
 Cash and due from banks                                     211.4
 Other assets                                                119.4
                                                           -------
 Total assets                                             $3,545.2
                                                           =======
 Interest-bearing deposits:
   Savings deposits                                       $  476.4 $   16,776      3.52%  $ (1,686) $  (7,098) $ (8,784)
   Money market deposits                                     936.4     31,345      3.35%     8,746    (11,926)   (3,180)
   Time deposits under $100,000                              620.6     32,298      5.20%    (5,964)   (11,328)  (17,292)
   Time deposits $100,000 or more                             63.2      2,898      4.59%    (1,238)    (1,502)   (2,740)
   Foreign deposits                                           86.5      3,635      4.20%       997       (607)      390
                                                           -------  ---------   -------   --------   --------   -------
         Total interest-bearing deposits                   2,183.1     86,952      3.98%       855    (32,461)  (31,606)
                                                           -------  ---------   -------   --------   --------   -------
 Borrowed funds:
   Securities sold, not yet purchased                            -          -          %         -           -         -
   Federal funds purchased and security repurchase
     agreements                                              394.6     12,681      3.21%     2,043     (6,393)   (4,350)
   FHLB advances and other borrowings:
     less than one year                                       78.4      3,218      4.10%    (1,669)    (3,326)   (4,995)
     over one year                                            50.5      1,826      3.62%       548       (665)     (117)
   Long-term debt                                             82.2      9,508     11.57%      (460)     1,633     1,173
                                                           -------  ---------   -------   --------   --------   -------
         Total borrowed funds                                605.7     27,233      4.49%       462     (8,751)   (8,289)
                                                           -------  ---------   -------   --------   --------   -------
 Total interest-bearing liabilities                       $2,788.8  $ 114,185      4.09%  $  1,317  $ (41,212) $(39,895)
                                                                    ---------   -------   --------   --------   -------
 Noninterest-bearing deposits                                483.6

 Other liabilities                                            48.2
                                                           -------
 Total liabilities                                         3,320.6
                                                           -------
 Total shareholders' equity                                  224.6
                                                           -------
 Total liabilities and shareholders' equity               $3,545.2
                                                           =======
 Spread on average interest-bearing funds                                          3.89%
                                                                                =======
 Net interest income and net yield on
   interest-earning assets                                          $ 147,060      4.49%  $ 21,383  $  (8,136) $ 13,247
                                                                    =========   =======   ========   ========   =======



- ---------------------

1   Taxable-equivalent rates used where applicable.
2   Net of unearned income and fees, net of related costs.
    Loans include nonaccrual and restructured loans.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY,
INTEREST RATES AND INTEREST DIFFERENTIAL AND CHANGES DUE TO VOLUME AND RATES

                                                                                      1991
                                                           -------------------------------------------------------------
                                                                     Amount                Changes    Changes
 (Average balances in millions: Other dollar               Average      of      Average    due to     due to     Total
   amounts in thousands)                                   balance  interest1    rate1     volume      rate     changes
                                                           -------  ---------   -------   --------   ---------  --------
 Money market investments:
   Interest-bearing deposits                              $  234.9  $  15,210      6.48%  $  8,458  $  (2,160) $  6,298
   Federal funds sold and security resell agreements         341.6     22,565      6.61%    (5,594)    (7,813)  (13,407)
   Other money market investments                             80.0      4,910      6.14%     4,787        (47)    4,740
                                                           -------  ---------   -------   --------   --------   -------
         Total money market investments                      656.5     42,685      6.50%     7,651    (10,020)   (2,369)
                                                           -------  ---------   -------   --------   --------   -------
 Securities:
   Investment securities-taxable                             571.3     46,845      8.20%    12,249     (2,798)    9,451
   Investment securities-nontaxable                           61.5      7,332     11.92%       156     (1,106)     (950)
   Trading securities                                         22.7      3,122     13.75%     1,114       (874)      240
                                                           -------  ---------   -------   --------   --------   -------
         Total securities                                    655.5     57,299      8.74%    13,519     (4,778)    8,741
                                                           -------  ---------   -------   --------   --------   -------
 Loans:
   Loans held for sale                                       106.0      8,970      8.46%      (708)    (1,107)   (1,815)
   Net loans and leases2                                   1,661.4    178,939     10.77%     6,317    (12,929)   (6,612)
                                                           -------  ---------   -------   --------   --------   -------
         Total loans                                       1,767.4    187,909     10.63%     5,609    (14,036)   (8,427)
                                                           -------  ---------   -------   --------   --------   -------
 Total interest-earning assets                            $3,079.4 $  287,893      9.35%  $ 26,779  $ (28,834) $ (2,055)
                                                                    ---------   -------   --------   --------   -------
 Allowance for loan losses                                   (59.5)
 Cash and due from banks                                     202.4
 Other assets                                                131.3
                                                           -------
 Total assets                                             $3,353.6
                                                           =======
 Interest-bearing deposits:
   Savings deposits                                       $  524.5 $   25,560      4.87%  $  4,210  $    (965) $  3,245
   Money market deposits                                     674.6     34,525      5.12%     1,808     (8,917)   (7,109)
   Time deposits under $100,000                              735.8     49,590      6.74%        71     (8,012)   (7,941)
   Time deposits $100,000 or more                             90.1      5,638      6.26%        54     (1,004)     (950)
   Foreign deposits                                           62.8      3,245      5.17%       433       (807)     (374)
                                                           -------  ---------   -------   --------   --------   -------
         Total interest-bearing deposits                   2,087.8    118,558      5.68%     6,576    (19,705)  (13,129)
                                                           -------  ---------   -------   --------   --------   -------
 Borrowed funds:
   Securities sold, not yet purchased                            -          -        - %         -           -         -
   Federal funds purchased and security repurchase
     agreements                                              331.4     17,031      5.14%     1,739     (6,840)   (5,101)
   FHLB advances and other borrowings:
     less than one year                                      119.2      8,213      6.89%     5,671       (436)    5,235
     over one year                                            35.3      1,943      5.50%     1,943                1,943
   Long-term debt                                             87.0      8,335      9.58%      (756)      (226)     (982)
                                                           -------  ---------   -------   --------   --------   -------
         Total borrowed funds                                572.9     35,522      6.20%     8,597     (7,502)    1,095
                                                           -------  ---------   -------   --------   --------   -------
 Total interest-bearing liabilities                       $2,660.7  $ 154,080      5.79%  $ 15,173  $ (27,207) $(12,034)
                                                                    ---------   -------   --------   --------   -------
 Noninterest-bearing deposits                                444.0

 Other liabilities                                            53.8
                                                           -------
 Total liabilities                                         3,158.5
                                                           -------
 Total shareholders' equity                                  195.1
                                                           -------
 Total liabilities and shareholders' equity               $3,353.6
                                                           =======
 Spread on average interest-bearing funds                                          3.56%
                                                                                =======
 Net interest income and net yield on
   interest-earning assets                                          $ 133,813      4.35%  $ 11,606  $  (1,627) $  9,979
                                                                    =========   =======   ========   ========   =======



- --------------------

1   Taxable-equivalent rates used where applicable.
2   Net of unearned income and fees, net of related costs.
    Loans include nonaccrual and restructured loans.

PROVISION FOR LOAN LOSSES

The provision for loan losses in 1993 decreased 77.6% to $2,298,000 from $10,251,000 in 1992, and $23,549,000 in 1991. The decrease in loan loss provisions resulted from improved credit risk management and an improved economy which have produced decreases in nonperforming assets and charge offs and an increase in recoveries.

OTHER OPERATING INCOME

The Company's other operating income increased by 26.3% to $78,127,000 in 1993 as compared to $61,861,000 in 1992, and $51,488,000 in 1991. Service charges on deposits increased by 17.0% in 1993 to $22,216,000, primarily as a result of price increases and higher volumes in 1993. Other service charges, commissions, and fees increased by 10.6% in 1993 to $20,450,000 primarily as a result of increased fees relating to mortgage and other loan originations. Trading account income decreased by 47.0% to $2,350,000 in 1993 as compared to $4,437,000 in 1992 primarily as a result of a gain on the sale of SBA-IO strips in 1992. Loan sales and servicing income increased 226.7% to $21,471,000 in 1993 primarily as a result of an increased volume of consumer and real estate
loans sold at the end of 1992 and during 1993.   The Company has not recognized
an initial gain on the sale of loans but recognizes the income over the servicing life of the sale. Other income decreased by 17.0% in 1993 to $7,035,000 primarily as a result of interest received on federal income tax refunds in 1992.

The following table presents the components of other operating income for the years indicated and a year-to-year comparison expressed in terms of percent changes.

                            OTHER OPERATING INCOME


                                          Percent             Percent              Percent                 Percent
 (Thousands of dollars)           1993    change      1992    change     1991      change        1990      change         1989
                                -------   ------    -------   ------    -------    ------       -------    --------      -------
 Service charges on deposit
   accounts                     $22,216     17.0%   $18,994      9.5%   $17,354      12.1%      $15,481        16.7%     $13,267
 Other service charges,
   commissions, and fees         20,450     10.6     18,484     35.9     13,604      (7.1)       14,648        11.7       13,108
 Trust income                     4,622       .2      4,614     10.7      4,169       1.9         4,092        (2.8)       4,210
 Investment securities gains
   (losses), net                    (17)  (106.0)       282    (34.7)       432     149.8          (868)   (7,133.3)         (12)
 Trading account income           2,350    (47.0)     4,437    226.5      1,359     (10.7)        1,521       (18.2)       1,859
 Loan sales and servicing
   income                        21,471    226.7      6,573    (16.5)     7,875       (.7)        7,932       222.7        2,458
 Other income                     7,035    (17.0)     8,477     26.6      6,695      41.5         4,733        26.0        3,757
                                -------             -------             -------                 -------                  -------
         Total                  $78,127     26.3%   $61,861     20.1%   $51,488       8.3%      $47,539        23.0%     $38,647
                                =======   ======    =======    =====    =======     =====       =======    ========      =======


OTHER OPERATING EXPENSES

Operating expenses increased by 19.5% in 1993 to $156,548,000 as compared to $131,040,000 in 1992, and $117,307,000 in 1991. Employee salary and benefits costs increased by 20.0% in 1993 to $79,245,000, primarily as a result of increased staffing in retail and investment activities, general salary increases and bonuses, commissions, and profit sharing costs related to increased profitability.

The Company benefited by a decrease of 85.5% in other real estate expense to $366,000 in 1993 as holding costs declined through the continued sales of other real estate owned properties during 1993. Also, values received in the sales of other real estate owned continued to improve in 1993. F.D.I.C. premiums increased by 13.7% in 1993 to $6,541,000 as compared to $5,752,000 in 1992 due primarily to higher assessment rates. The Company recognized a loss on early extinguishment of debt in the amount of $6,022,000 during 1993. All other expenses increased 12.0% to $24,279,000 in 1993 as compared to $21,781,000 in 1992 primarily due to increases in travel expenses and other miscellaneous expenses.

The following table presents the components of other operating expenses for the years indicated and a year-to-year comparison expressed in terms of percent changes.

                           OTHER OPERATING EXPENSES

                                          Percent               Percent              Percent                Percent
(Thousands of dollars)           1993     change      1992      change       1991    change        1990     change       1989
                               -------    ------    --------    ------     --------  ------      -------    ------     --------
 Salaries and employee
   benefits                   $ 79,245     20.0%    $ 66,022      12.8%    $ 58,520     4.0%    $ 56,278      14.4%    $ 49,175
 Occupancy, net                  7,809     11.4        7,010        .2        6,997     6.3        6,585      (3.4)       6,819
 Furniture and equipment         8,284     13.5        7,299      11.7        6,537      .4        6,511       5.4        6,177
 Other real estate expense         366    (85.5)       2,523     (20.5)       3,173   (15.5)       3,757     (65.7)      10,963
 Legal and professional
   services                      4,905     40.3        3,497      (9.2)       3,850   (23.3)       5,022      24.8        4,025
 Supplies                        4,281     16.1        3,687        .0        3,688     3.0        3,582       6.6        3,361
 Postage                         4,221     19.2        3,540      (2.7)       3,637    15.2        3,158      11.1        2,842
 F.D.I.C. premiums               6,541     13.7        5,752      13.6        5,063    91.7        2,641      48.8        1,775
 Amortization of intangible
   assets                        4,432     (2.2)       4,530      16.7        3,882     4.2        3,726       9.2        3,411
 Loss on early
   extinguishment of debt        6,022    100.0            -         -            -       -            -         -            -
 Other expenses:
     Telecommunications          2,874     26.5        2,272      18.0        1,925     6.9        1,800      (1.7)       1,831
     Advertising                 3,289      5.2        3,127      42.6        2,193    54.4        1,420      (2.7)       1,459
     All other expenses         24,279     11.5       21,781      22.1       17,842     (.4)      17,914      22.5       14,627
           Total other         -------              --------               --------              -------               --------
             expenses           30,442     12.0       27,180      23.8       21,960     3.9       21,134      18.0       17,917
                               -------              --------               --------              -------               --------
           Total              $156,548     19.5%    $131,040      11.7%    $117,307     4.4%    $112,394       5.6%    $106,465
                               =======    =====     ========     =====     ========   =====      =======     =====     ========

The following table presents full-time equivalent employees and banking offices at December 31, for the years indicated:

                        FULL-TIME EQUIVALENT EMPLOYEES

                                                                      1993       1992        1991        1990       1989
                                                                     ------     ------      ------      ------     ------
 Commercial banking                                                   2,386      1,950       1,900       1,793      1,682
 Consumer finance                                                         -          -           2          11         50
 Other                                                                  188        395         339         311        314
                                                                     ------     ------      ------      ------     ------
          Total                                                       2,574      2,345       2,241       2,115      2,046
                                                                     ======     ======      ======      ======     ======
 Offices:
    Commercial banking                                                  107        100          98          94         92
    Consumer finance                                                      -          -           1           1          8

INCOME TAXES

The Company's income taxes increased 17.0% to $24,718,000 compared to $21,200,000 in 1992, and $12,975,000 in 1991, primarily due to the increase in before tax income. The Company's effective tax rate decreased slightly to 32.5% in 1993 from 32.8% in 1992 as the increase in tax-exempt income and other lesser factors offset the 1993 increase in the statutory federal rate.

QUARTERLY SUMMARY

The following table presents a summary of earnings and end-of-period balances by quarter for the years ended December 31, 1993, 1992, and 1991:

            SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                      Other     Provi-                  Income
                                               Gross      Net         oper-    sion for     Oper-       before
                                             interest   interest      ating      for        ating       income       Net
(Thousands of dollars)                        income     income      income    losses      expenses     taxes       income
                                            ---------   --------   ---------  ---------   ---------   --------    --------
 Quarter:
   1993:
     First                                  $ 61,923   $  37,182   $  15,424  $  1,196    $  39,716   $  11,694   $   9,567
     Second                                   64,774      40,461      18,978       263       36,638      22,538      15,180
     Third                                    69,192      39,104      22,322       382       40,683      20,361      13,849
     Fourth                                   71,834      40,070      21,403       457       39,511      21,505      14,443
                                            --------   ---------   ---------  --------    ---------   ---------   ---------
         Total                              $267,723   $ 156,817   $  78,127  $  2,298    $ 156,548   $  76,098   $  53,039
                                            ========   =========   =========  ========    =========   =========   =========

   1992:
     First                                  $ 63,617   $  32,675   $  15,158  $  3,945    $  33,557   $  10,331   $   7,646
     Second                                   65,188      34,991      13,470     2,866       30,885      14,710       9,390
     Third                                    63,980      37,180      15,053     1,933       32,076      18,224      12,009
     Fourth                                   65,432      39,186      18,180     1,507       34,522      21,337      14,357
                                            --------   ---------   ---------  --------    ---------   ---------   ---------
         Total                              $258,217   $ 144,032   $  61,861  $ 10,251    $ 131,040   $  64,602   $  43,402
                                            ========   =========   =========  ========    =========   =========   =========

   1991:
     First                                  $ 74,542   $  32,645   $  11,669  $  6,805    $  27,082   $  10,427   $  6,792
     Second                                   69,203      31,650      13,016     4,959       28,633      11,074      7,199
     Third                                    71,455      33,379      12,400     6,427       28,393      10,959      7,139
     Fourth                                   70,347      33,793      14,403     5,358       33,199       9,639      7,994
                                            --------   ---------   ---------  --------    ---------   ---------   ---------
         Total                              $285,547   $ 131,467   $  51,488  $ 23,549    $ 117,307   $  42,099   $ 29,124
                                            ========   =========   =========  ========    =========   =========   =========



                                                   Money                           Net
                                                  market                          loans                           Share-
                                  Total           invest-                          and          Total             holders'
                                  assets           ments       Securities         leases        deposits          equity
 End of Quarter:             -------------     -----------     -----------     -----------      -----------      ----------
   1993:
     First                   $  3,964,784      $  721,354      $ 1,074,233      $1,904,402      $2,801,945        $255,519
     Second                     4,008,356         562,205        1,095,277       1,976,680       2,959,920         268,298
     Third                      4,028,049         418,608        1,125,099       2,161,292       2,957,651         279,063
     Fourth                     4,365,556         578,771        1,145,034       2,230,670       3,024,111         290,391

   1992:
     First                   $  3,493,012      $  515,671      $  808,432       $1,898,588      $2,671,776        $212,874
     Second                     3,633,192         527,113         859,299        1,977,904       2,677,224         220,550
     Third                      3,579,560         421,215         871,914        2,019,218       2,693,814         230,501
     Fourth                     3,779,267         614,184         906,006        1,921,496       2,764,824         242,547

   1991:
     First                   $  3,273,535      $  662,299      $  611,030       $1,720,862      $2,461,748        $188,199
     Second                     3,273,413         603,721         608,468        1,760,896       2,510,646         194,021
     Third                      3,408,090         621,446         687,962        1,797,742       2,593,660         200,013
     Fourth                     3,645,835         688,264         788,198        1,861,562       2,658,514         206,633


ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY

Liquidity represents the Company's ability to provide adequate funds to meet its financial obligations, including withdrawals by depositors, debt service requirements, and operating needs. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. In addition, the Company's liquidity is enhanced by the fact that cash, money market securities, and liquid investments, net of "short-term purchased" liabilities and wholesale deposits, totaled $1,605.8 million or 55.2% of core deposits at December 31, 1993, as compared to $1,067.6 million or 40.1% of core deposits at December 31, 1992.

The Company's core deposits, consisting of demand, savings, and money market deposits, and small certificates of deposit, constituted 96.2% of total deposits at December 31, 1993, as compared to 96.3% at December 31, 1992.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium-to long-term liquidity. The Company's ability to raise funds in the capital markets through the "securitization" process and by debt issuances allows the Company to take advantage of market opportunities to meet funding needs at reasonable cost.

The Company manages its liquidity position in order to assure its ability to meet maturing obligations. Through an ongoing review of the Company's levels of interest-sensitive assets and liabilities, efforts are made to structure portfolios in such a way as to minimize the effects of fluctuating interest rate levels on net interest income.

The parent company's cash requirements consist primarily of principal and interest payments on its borrowings, dividend payments to shareholders, cash operating expenses, and payments for income taxes. The parent company's cash needs are routinely satisfied through payments by subsidiaries of dividends, proportionate shares of current income taxes, management and other fees, and principal and interest payments on subsidiary borrowings from the parent company.

INTEREST RATE SENSITIVITY

Interest rate sensitivity measures the Company's financial exposure to changes in interest rates. Interest rate sensitivity is, like liquidity, affected by maturities of assets and liabilities. Unlike liquidity, however, interest rate sensitivity is measured in terms of "gaps," defined as the difference between volumes of assets and liabilities whose interest rates are subject to reset within specified periods of time.

The Company, through the management of interest rate "maturities" and the use of off-balance sheet arrangements such as "interest rate caps, floors, and interest rate exchange contract agreements," attempts to be reasonably close to neutral.

The following table presents information as to the Company's interest rate sensitivity at December 31, 1993:

                                        MATURITIES AND INTEREST RATE SENSITIVITY
                                                  AT DECEMBER 31, 1993

                                                                        Rate sensitive
                                                          ---------------------------------------
                                                                    After        After
                                                                    three         one
                                                                    months       year
                                                                     but          but
                                                         Within     within      within      After        Not
                                                          three      one         five        five        rate
(Millions of dollars)                                     months     year        years       years       sensitive   Total
                                                          ------     ----        -----       -----       ---------   -----
Uses of Funds
- -------------
Earning assets:
  Interest-bearing deposits                          $     14.8    $   10.0     $      .2    $     -    $     -     $     25.0
  Federal funds sold and security resell
    agreements                                            553.8          -             -           -          -          553.8
  Trading account securities                               98.3          -             -           -          -           98.3
  Investment securities:
    Held to maturity                                      442.1        79.7         196.5        66.8         -          785.1
    Available for sale                                     40.2        18.6         184.7        18.1         -          261.6
   Loans and leases                                     1,397.1        84.8         390.0       358.8         -        2,230.7
Nonearning assets                                            -           -             -           -       411.1         411.1
                                                     ----------    --------     ---------    --------   --------    ----------
         Total uses of funds                         $  2,546.3    $  193.1     $   771.4    $  443.7   $  411.1    $  4,365.6
                                                     ==========    ========     =========    ========   ========    ==========

Sources of Funds
- ----------------
Interest-bearing deposits and liabilities:
   Savings deposits                                  $    482.2    $     -      $      -     $  206.6   $     -     $   688.8
   Money market deposits                                  700.3          -          300.2          -          -       1,000.5
   Time deposits under $100,000                           144.4       211.4         139.1          -          -         494.9
   Time deposits over $100,000                             19.9        20.0           5.6          -          -          45.5
   Foreign                                                 68.6          -             -           -          -          68.6
   Securities sold, not yet purchased                      46.6          -             -           -          -          46.6
   Federal funds purchased and security repurchase
    agreements                                            595.2          -             -           -          -         595.2
   FHLB advances and other borrowings:
    Less than one year                                    136.1          -             -           -          -         136.1
    Over one year                                          93.3        50.8           3.7         4.4         -         152.2
   Long-term debt                                            .2         1.5           3.0        50.9         -          55.6
Noninterest-bearing deposits                              129.1          -             -           -       596.7        725.8
Other liabilities                                            -           -             -           -        65.4         65.4
Shareholders' equity                                         -           -             -           -       290.4        290.4
                                                     ----------    --------     ---------    --------   --------    ----------
         Total sources of funds                      $  2,415.9    $  283.7     $   451.6    $  261.9   $  952.5    $ 4,365.6
                                                     ==========    ========     =========    ========   ========    ==========

Off-balance sheet items affecting interest rate
  sensitivity                                        $     65.0    $     -      $   (65.0)   $     -    $     _

Interest rate sensitivity gap                        $    195.4    $  (90.6)    $   254.8    $  181.8   $ (541.4)

Percent of total assets                                     4.5%       (2.1)%         5.8%        4.2%     (12.4)%

Cumulative interest rate sensitivity gap             $    195.4    $  104.8     $   359.6    $  541.4

EARNING ASSETS

Average earning assets of $3,891.8 million in 1993 increased 18.9% from the 1992 level of $3,272.1 million and the 1991 level of $3,079.4 million. Earning assets comprised 91.3% of total average assets in 1993 compared with 92.3% in 1992, with average loans representing 51.5% of earning assets in 1993 compared to 59.7% in 1992.

The volume of liquid money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements and other money market investments, increased 68.9% to $770.2 million in 1993 from $456.0 million in 1992. Investment and trading securities increased 29.7% to $1,118.0 million in 1993 from $862.0 million in 1992. The increase was reflected primarily in the taxable securities category. Average loan volume increased 2.5% to $2,003.6 million in 1993 as compared to $1,954.1 million in 1992.

The following table sets forth the composition of average earning assets for the years indicated:


                             AVERAGE EARNING ASSETS

 (Thousands of dollars)                                                  1993          1992       1991      1990      1989
                                                                        ------        ------     ------    ------    ------
Money market investments:
  Interest-bearing deposits                                           $  104.0      $  184.1   $  234.9  $  104.2  $  115.0
  Federal funds sold and security resell agreements                      637.7         232.8      341.6     426.0     301.2
  Other money market investments                                          28.5          39.1       80.0       2.0        -
                                                                      --------      --------   --------  --------  --------
    Total money market investments                                       770.2         456.0      656.5     532.2     416.2
Securities:
  Taxable securities                                                     894.2         719.5      571.3     421.9     373.5
  Nontaxable securities                                                  121.0         105.6       61.5      60.2      67.2
  Trading securities                                                     102.8          36.9       22.7      14.6       4.9
                                                                      --------      --------   --------  --------  --------
    Total securities                                                   1,118.0         862.0      655.5     496.7     445.6
Loans:
  Loans held for sale                                                    185.9         186.9      106.0     114.4      91.6
  Net loans and leases                                                 1,817.7       1,767.2    1,661.4   1,602.8   1,564.6
                                                                      --------      --------   --------  --------  --------
    Total loans                                                        2,003.6       1,954.1    1,767.4   1,717.2   1,656.2
                                                                      --------      --------   --------  --------  --------
    Total earning assets                                              $3,891.8      $3,272.1   $3,079.4  $2,746.1  $2,518.0
                                                                      ========      ========   ========  ========  ========

INVESTMENT SECURITIES PORTFOLIO

Investment securities prior to December 31, 1993 were held to maturity and carried at amortized cost. At December 31, 1993 the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and segregated the portfolio for securities held to maturity, carried at amortized cost, and securities available for sale, carried at market. The following table presents the Company's year-end investment securities portfolio.

                                                                                           December 31,
                                                                       ----------------------------------------------------
                                                                            1993       1993        1992         1991
 (In thousands)                                                          Amortized     Market      Amortized    Amortized
                                                                            cost        value       cost         cost
                                                                       -----------   -----------  -----------   -----------
 Held to maturity
 U.S. treasury securities                                              $        -    $        -  $    15,267   $    34,649
 U.S. government agencies and corporations:
    Small business administration
       loan-backed securities                                             399,603       411,846      366,867       300,398
    Other agency securities                                               157,098       157,544       93,920        54,929
 States and political subdivisions                                        168,090       168,873      123,048       112,916
 Other debt securities                                                          -             -       10,000             -
                                                                       ----------    ----------  -----------   -----------
                                                                          724,791       738,263      609,102       502,892
 Mortgage-backed securities                                                60,318        62,033      162,428       192,199
 Equity securities:
    Federal Home Loan Bank stock                                                -             -       62,536        55,526
    Other stock                                                                 -             -       33,240         1,494
                                                                       ----------    ----------  -----------   -----------
                                                                          785,109       800,296  $   867,306   $   752,111
                                                                       ----------    ----------  ===========   ===========

 Available for sale

 U.S. treasury securities                                                  15,058        15,058
 U.S. government agencies                                                  31,099        31,099
                                                                       ----------    ----------
                                                                           46,157        46,157
                                                                       ----------    ----------
 Mortgage-backed securities                                                49,363        49,363
                                                                       ----------    ----------
 Equity securities:
    Mutual funds:
        Accessor Funds, Inc.                                               91,245        91,245
        Other                                                                 515           515
    Stock:
        Federal Home Loan Bank stock                                       72,376        72,376
        Other stock                                                         1,936         1,936
                                                                       ----------    ----------
                                                                          166,072       166,072
                                                                       ----------    ----------
                                                                          261,592       261,592
                                                                       ----------    ----------
                                                                       $1,046,701    $1,061,888
                                                                       ==========    ==========

MATURITIES AND AVERAGE YIELDS OF INVESTMENT SECURITIES

The following table presents by maturity range and type of security, the average yield of the investment portfolio at December 31, 1993. The average yield is based on effective rates on book balances at the end of the year.

                                                                                                       After one
                                                        Total                  Within one             but within
                                                      securities                  year                five years
                                                --------------------         ---------------       ----------------
 (In millions)                                    Amt.         Yield           Amt.    Yield         Amt.     Yield
                                                -------       ------         -------   -----       -------    -----
Held to maturity at amortized cost
U.S. government agencies and
   corporations:
     Small business administration loan-
       backed securities                       $    399.6        5.1%        $  31.7     5.1%      $ 109.4     5.1%
     Other agency securities                        157.1        5.2%           21.8     7.4%        129.7     4.8%
States and political subdivisions                   168.1        7.4%           22.1     6.2%         72.4     7.5%
                                               ----------       ----         -------    ----       -------    ----
                                                    724.8        5.6%           75.6     6.1%        311.5     5.5%
Mortgage-backed securities                           60.3        5.5%           11.9     5.5%         27.9     5.5%
                                               ----------       ----         -------    ----       -------    ----
                                                    785.1        5.6%           87.5     6.0%        339.4     5.5%
                                               ----------       ----         -------    ----       -------    ----
Available for sale at market
U.S. treasury securities                             15.1        5.5%           10.8     5.7%          4.0     4.9%
U.S. government agencies                             31.1       14.1%           31.1    14.1%            -        -
                                               ----------       ----         -------    ----       -------    ----
                                                     46.2       11.3%           41.9    11.9%          4.0     4.9%
                                               ----------       ----         -------    ----       -------    ----
Mortgage-backed securities                           49.4        5.9%            5.1     6.1%         20.8     6.1%
                                               ----------       ----         -------    ----       -------    ----
Equity securities:
     Mutual funds:
       Accessor Funds, Inc.                          91.2        4.9%              -       -             -       -
       Other                                           .5        3.1%              -       -             -       -
     Stock:
       Federal Home Loan Bank                        72.4       14.0%              -       -             -       -
       Other                                          1.9        5.1%              -       -             -       -
                                               ----------       ----         -------    ----       -------    ----
                                                    166.0        9.0%
                                               ----------       ----         -------    ----       -------    ----
                                                    261.6        8.8%           47.0    11.3%         24.8     6.0%
                                               ----------       ----         -------    ----       -------    ----
                                               $  1,046.7        6.4%        $ 134.5     7.9%      $ 364.2     5.5%
                                               ==========       ====         =======    ====       =======    ====

                                                     After five
                                                     but within             After ten
                                                     ten years                years
                                                   --------------         -------------
 (In millions)                                     Amt.     Yield         Amt.    Yield
                                                   ----     -----         ----    -----
Held to maturity at amortized cost
U.S. government agencies and
   corporations:
     Small business administration loan-
       backed securities                        $  108.8     5.1%      $  149.7    5.1%
     Other agency securities                          .3     6.9%           5.3    5.7%
States and political subdivisions                   64.1     7.8%           9.5    7.1%
                                                --------     ---       --------   ----
                                                   173.2     6.1%         164.5    5.2%
Mortgage-backed securities                          13.5     5.4%           7.0    5.4%
                                                --------     ---       --------   ----
                                                   186.7     6.1%         171.5    5.2%
                                                --------     ---       --------   ----
Available for sale at market
U.S. treasury securities                               -       -             .3    8.3%
U.S. government agencies                               -       -              -       -
                                                --------     ---       --------   ----
                                                       -       -             .3    8.3%
                                                --------     ---       --------   ----
Mortgage-backed securities                          13.9     6.1%           9.6    5.4%
                                                --------     ---       --------   ----

Equity securities:
     Mutual funds:
       Accessor Funds, Inc.                            -       -           91.2    4.9%
       Other                                           -       -             .5    3.1%
     Stock:
       Federal Home Loan Bank                          -       -           72.4   14.0%
       Other                                           -       -            1.9    5.1%
                                                --------     ---       --------   ----
                                                       -       -          166.0    9.0%
                                                --------     ---       --------   ----
                                                    13.9     6.1%         175.9    8.7%
                                                --------     ---       --------   ----
                                                $  200.6     6.1%      $  347.4    7.0%
                                                ========     ===       ========   ====


* An effective tax rate of 30% was used to adjust tax-exempt securities yields to rates comparable to those on fully taxable securities.

At December 31, 1993, the value of the Accessor Funds Inc. and the Federal Home Loan Bank of Seattle stock each exceeded ten percent of shareholders' equity.

LOAN PORTFOLIO

During 1993, the Company consummated a revolving consumer loan securitization totaling approximately $190 million and a home refinance loan securitization totaling approximately $159 million. After these sales, loans and leases at December 31, 1993 totaled $2,250,491,000, an increase of 15.7% compared to $1,945,223,000 at December 31, 1992, and $1,890,058,000 at December 31,1991.
Loans held for sale, real estate loans, and lease financing increased 3.8%, 63.2%, and 4.8%, respectively, at December 31, 1993 compared to December 31, 1992, while commercial, financial, and agricultural loans decreased 11.3% and consumer loans decreased 17.0%. In the real estate portfolio, construction loans increased $66,649,000 or 74.7%, home equity credit line loans increased $12,224,000 or 8.5%, and 1-4 family residential loans, which include home refinance loans, increased $207,885,000 or 147.8%, and all other real estate secured loans increased $129,894,000 or 45.6%.

The table below sets forth the amount of loans outstanding by type at December 31 for the years indicated:

                                 LOAN PORTFOLIO

                                                                              December 31,
                                                  ----------------------------------------------------------------
(In thousands)                                        1993         1992           1991         1990        1989
Types                                                 ----         ----           ----         ----        ----
- -----
Loans held for sale                               $  238,206    $  229,465    $  153,782   $  117,606   $  130,896
                                                  ----------    ----------    ----------   ----------   ----------
Commercial, financial, and agricultural              418,600       472,115       413,478      424,175      437,186
                                                  ----------    ----------    ----------   ----------   ----------
Real estate:
   Construction                                      155,864        89,215        87,727       66,605       53,691
   Other:
     Home equity credit line                         156,885       144,661        93,338       63,070       54,849
     1-4 family residential                          348,493       140,608       159,364      112,368      132,299
     Other real estate-secured                       414,995       285,101       320,903      305,990      243,846
                                                  ----------    ----------    ----------   ----------   ----------
                                                   1,076,237       659,585       661,332      548,033      484,685
                                                  ----------    ----------    ----------   ----------   ----------
Consumer:
   Bankcard                                           25,218        23,144        72,805       68,825       65,391
   Other                                             348,923       427,860       456,819      506,001      449,593
                                                  ----------    ----------    ----------   ----------   ----------
                                                     374,141       451,004       529,624      574,826      514,984
                                                  ----------    ----------    ----------   ----------   ----------
Lease financing                                      130,450       124,480       122,620      115,974       85,950
                                                  ----------    ----------    ----------   ----------   ----------
Other receivables                                     12,857         8,574         9,222       15,502        8,008
                                                  ----------    ----------    ----------   ----------   ----------
     Total loans                                  $2,250,491    $1,945,223    $1,890,058   $1,796,116   $1,661,709
                                                  ==========    ==========    ==========   ==========   ==========

The Company has no foreign loans in its loan portfolio.

ASSETS MANAGED

In recent years, banks and other financial institutions have had an increasing tendency to "securitize" loans by pooling and selling them to investors, with the servicing responsibilities and residual income in excess of financing costs, servicing expenses, and loan losses accruing to the originating institution. The "securitization" of receivables can assist an institution in maximizing its ability to originate loans without large increases in capital, thereby enhancing the return on shareholders' equity. The Company's participation in the "securitization" process, as well as its participation in originating and selling mortgage loans, has increased in recent years. At December 31, 1993, real estate loans serviced for others amounted to $1,466.5 million compared to $1,252.8 million at December 31, 1992, and $1,224.3 million at December 31, 1991. Other loans serviced for investors at December 31, 1993 totaled $373.4 million, compared to $267.9 million at December 31, 1992, and $158.2 million at December 31, 1991.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table shows maturity distribution and sensitivity to changes in interest rates of the loan portfolio at December 31, 1993.

                                                                                                      Maturities
                                                                                ---------------------------------------------------
                                                                                     One        One year      Over
                                                                                   year or      through       five
(In thousands)                                                                      less       five years     years        Total
                                                                                -----------    ----------    --------    ----------
Loans held for sale                                                                $238,206      $      -    $      -    $  238,206
                                                                                   --------      --------    --------    ----------
Commercial, financial, and agricultural                                             229,515       158,987      30,098       418,600
                                                                                   --------      --------    --------    ----------
Real estate:
   Construction                                                                     135,763        20,101           -       155,864
   Other:
     Home equity credit line                                                          3,535        15,042     138,308       156,885
     1-4 family residential                                                           9,403        24,061     315,029       348,493
     Other real estate-secured                                                       52,125       108,595     254,275       414,995
                                                                                   --------      --------    --------    ----------
                                                                                    200,826       167,799     707,612     1,076,237
                                                                                   --------      --------    --------    ----------
Consumer:
   Bankcard                                                                               -        25,218           -        25,218
   Other                                                                             47,947       248,834      52,142       348,923
                                                                                   --------      --------    --------    ----------
                                                                                     47,947       274,052      52,142       374,141
                                                                                   --------      --------    --------    ----------
Lease financing                                                                      14,014       106,618       9,818       130,450
                                                                                   --------      --------    --------    ----------
Other receivables                                                                    12,857             -           -        12,857
                                                                                   --------      --------    --------    ----------
     Total                                                                         $743,365      $707,456    $799,670    $2,250,491
                                                                                   ========      ========    ========    ==========
Loans maturing in more than one year:
   With fixed interest rates                                                       $237,754      $389,412    $359,946    $  987,112
   With variable interest rates                                                     505,611       318,044     439,724     1,263,379
                                                                                   --------      --------    --------    ----------
     Total                                                                         $743,365      $707,456    $799,670    $2,250,491
                                                                                   ========      ========    ========    ==========

CREDIT RISK MANAGEMENT

Management of credit risk is a primary objective in maintaining a safe and sound institution. To accomplish this task, the Company has written and placed in effect loan policies to govern each of its loan portfolios. Loan policies assist the Company in providing a framework for consistency in the acceptance of credit and a basis for sound credit decisions. Generally, the Company makes its credit decisions based upon debtor cash flow and available collateral. The Company has structured its organization to separate the lending function from the credit administration function to strengthen the control and independent evaluation of credit activities. In addition, the Company has well-defined standards for grading its loan portfolio, and maintains an internal Credit Examination Department which periodically conducts examinations of the quality, documentation, and administration of the Company's lending departments, and submits reports thereon to a committee of the Board of Directors. Emphasis is placed on early detection of potential problem credits so that action plans can be developed on a timely basis to mitigate losses.

LOAN RISK ELEMENTS

The following table shows the principal amounts of nonaccrual, past due 90 days or more, restructured loans, and potential problem loans at December 31 for each year indicated.

                                                                                                  December 31,
                                                                              -------------------------------------------------
 (In thousands)                                                                1993        1992      1991       1990      1989
                                                                              ------      ------    ------     ------    ------
Nonaccrual loans                                                              $22,398     $20,148   $31,966    $34,396   $40,921

Loans contractually past due 90 days or more (not included in
   nonaccrual loans above)                                                      9,955       6,219     5,131     10,156    15,218

Restructured loans (not included in nonaccrual loans or loans
   contractually past due 90 days or more)                                      4,006       4,003     3,225     10,181    11,370

Potential problem loans (loans presently current by their terms, but about which management has serious doubt as to the future ability
   of the borrower to comply with present repayment terms)                      1,114       6,263     5,042      5,194     6,093

Includes loans held for sale.

Impact of Nonperforming Loans on Interest Income

The following table presents the gross interest income on nonaccrual and restructured loans that would have been recorded if these loans had been current in accordance with their original terms (interest at original rates), and the amount of interest income on these loans that was included in income for each year indicated.

                                                        1993                         1992                        1991
                                            ------------------------     -------------------------     ----------------------
                                                       Re-                           Re-                         Re-
                                              Non-    struc                Non-     struc                Non-   struc
(In thousands)                              accrual   tured    Total     accrual    tured    Total     accrual  tured   Total
                                            -------   -----    -----     -------    -----    -----     -------  -----   -----
Gross amount of interest that would have
   been recorded at original rate          $ 2,858    $ 193    $ 3,051   $ 2,082    $ 302    $ 2,384   $ 3,771  $ 327   $ 4,098

Interest that was included
   in income                                   668      152        820       793      247      1,040     1,745    312      2,057
                                           -------    -----    -------   -------    -----    -------   -------  -----   --------
Net impact on interest income              $ 2,190    $  41    $ 2,231   $ 1,289    $  55    $ 1,344   $ 2,026  $  15   $  2,041
                                           =======    =====    =======   =======    =====    =======   =======  =====   ========

Potential problem loans consist primarily of commercial loans and commercial real estate loans of $1 million. Management reviews loans graded "special mention" and monitors the status of such loans for becoming potential problem loans and their likelihood of becoming nonperforming loans. At December 31, 1993, management identified as potential problem loans two loans totaling $1,114,000 compared to three loans totaling $6,263,000, at December 31, 1992, and three loans totaling $5,042,000 at December 31, 1991. Management believes that for the near future, potential problem loans should remain at about the current level.

Another aspect of the Company's credit risk management strategy is the diversification of the loan portfolio. At year-end, the Company had 19% of its portfolio in commercial loans, 48% in real estate loans, 16% in consumer loans, 11% in loans held for sale, and 6% in lease financing. In addition, the Company attempts to avoid the risk of an undue concentration of credits in a particular industry or trade group, as indicated by the commercial loan and lease portfolio being allocated over more than 17 major industry classifications. At year end, the largest concentration in the commercial loan and leasing portfolio was in the retail industry group which comprised approximately 17% of the portfolio. The retail group is also well diversified in eight subcategories. Agricultural and mining loans comprise less than 7% of total commercial loans. Segments of the real estate portfolio as a percentage of total loans included 7% constructions loans, 7% home equity credit line loans, 16% 1-4 family residential loans and 18% other real estate-secured loans. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

NONPERFORMING ASSETS

Nonperforming assets include nonaccrual loans, restructured loans, and other real estate owned. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is in the process of collection and well-secured. Consumer loans are not placed on a nonaccrual status inasmuch as they are generally charged off when they become 120 days past due. Loans are restructured to provide a reduction or deferral of interest or principal payments when the financial condition of the borrower deteriorates and requires that the borrower be given temporary or permanent relief from the contractual terms of the credit. Other real estate owned is acquired through or in lieu of foreclosure on credits that are secured by real estate.

Nonperforming assets totaled $29,425,000 as of December 31, 1993, an increase of 1.6% from $28,975,000 as of December 31, 1992, but a decrease of 32.7% from the $43,692,000 at December 31, 1991. Nonperforming assets represented 1.32% of net loans and other real estate owned at December 31, 1993, as compared to 1.50% and 2.34% at December 31, 1992 and 1991, respectively. Nonperforming assets as a percentage of net loans and other real estate owned at December 31, 1993 are at their lowest levels since at least 1985, the period where records have been maintained using the present definitions.

Accruing loans past due 90 days or more totaled $9,955,000 as of December 31, 1993, as compared to $6,219,000 at December 31, 1992 and $5,131,000 of December 31, 1991. These loans equal .45% of net loans and leases at December 31, 1993, as compared to .32% and .28% at December 31, 1992 and 1991, respectively.

Continuous efforts have been made to reduce nonperforming loans and to liquidate real estate owned properties in such a manner as to recover the greatest value possible. Significant steps have been taken during the last few years to strengthen the Company's credit culture by implementing a number of initiatives designed to increase internal controls and improve early detection and resolution of problem loans.

The following table sets forth the composition of nonperforming assets at December 31 for the years indicated:

                                                        NONPERFORMING ASSETS
(Thousands of dollars)                                                      1993        1992        1991       1990         1989
                                                                           ------      ------      ------     ------       ------
 Nonaccrual Loans:
   Commercial, financial, and agricultural                                $  6,566   $  1,847    $ 12,771    $ 13,632     $ 14,457
   Real estate                                                              11,714     13,699      12,024      16,680       16,088
   Consumer                                                                    607      1,377       2,198       2,646        7,503
   Lease financing                                                           3,511      3,225       4,973       1,438        2,873
                                                                          --------   --------    --------    --------     --------
     Total                                                                  22,398     20,148      31,966      34,396       40,921
                                                                          --------   --------    --------    --------     --------
Restructured loans:
   Commercial, financial, and agricultural                                       8      1,204         480         740        1,440
   Real estate                                                               3,998      2,799       2,745       9,441        9,930
                                                                          --------   --------    --------    --------     --------
     Total                                                                   4,006      4,003       3,225      10,181       11,370
                                                                          --------   --------    --------    --------     --------
Other real estate owned:
   Commercial, financial, and agricultural
     Improved                                                                  598      1,952       2,763       2,935       14,555
     Unimproved                                                                904      1,844       3,053       6,286        9,231
   Residential:
     1-4 family                                                              1,182        681         874       2,938        5,076
     Multi-family                                                                -                     96         483        1,487
     Lots                                                                      163         45         540       1,455        5,203
   Recreation property                                                         110        238         445         774        1,532
   Other                                                                        64         64         730       1,076          805
   Less: reserve                                                                 -          -           -           -       (4,857)
                                                                          --------   --------    --------    --------     --------
     Total                                                                   3,021      4,824       8,501      15,947       33,032
                                                                          --------   --------    --------    --------     --------
     Total                                                                $ 29,425   $ 28,975    $ 43,692    $ 60,524     $ 85,323
                                                                          ========   ========    ========    ========     ========
   % of net loans,* leases, and other real estate owned                      1.32%      1.50%       2.34%       3.39%        5.09%

                                                  NONPERFORMING ASSETS (continued)
 (Thousands of dollars)                                            1993        1992         1991        1990          1989
                                                                  ------      ------       ------      ------        ------
   Accruing loans past due 90 days or more:
     Commercial, financial, and agricultural                      $   851     $ 2,703      $ 1,704     $  3,139      $ 6,774
     Real estate                                                    8,776       3,044        2,259        4,274        5,684
     Consumer                                                         327         451        1,121        2,717        2,568
     Lease financing                                                    1          21           47           26          192
                                                                  -------     -------      -------     --------      -------
       Total                                                      $ 9,955     $ 6,219      $ 5,131     $ 10,156      $15,218
                                                                  =======     =======      =======     ========      =======
   % of net loans* and leases                                        .45%        .32%         .28%         .57%         .93%

   *Includes loans held for sale.

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 2.93% of net loans and leases at December 31, 1993, as compared to 2.97% as of December 31, 1992 and 3.02% as of December 31, 1991. Loan charge-offs decreased 53.7% and recoveries increased 57.2% in 1993 as compared to 1992, which resulted in a ratio of net charge-offs to average loans and leases of (.27)% in 1993, compared to .48% in 1992 and 1.49% in 1991. The allowance for loan and lease losses relative to problem loans continued to strengthen in 1993. The allowance, as a percentage of nonperforming loans, at December 31, 1993 was 247.19%, as compared to 236.37% and 159.88% at December 31, 1992 and 1991, respectively. Nonperforming loans are defined as loans on which interest is not accrued and restructured loans. The allowance, as a percentage of noncurrent loans, was 201.73% at December 31, 1993 as compared to 216.51% and 151.66% at December 31, 1992 and 1991,
respectively. Noncurrent loans are defined as loans on which interest is not accrued, plus loans 90 days or more past due on which interest continues to accrue.

In analyzing the adequacy of the allowance for loan and lease losses, management utilizes a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of independent internal and external credit reviews, historical charge-off experience, and changes in the composition and volume of the portfolio. Other factors, such as general economic conditions and collateral values, are also considered. Larger problem credits are individually evaluated to determine appropriate reserve allocations. Additions to the allowance are based upon the resulting risk profile of the portfolio developed through the evaluation of the above factors.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table shows the changes in the allowance for losses for each year indicated.

 (In thousands)                                              1993           1992           1991           1990           1989
                                                       ----------     -----------    -----------    -----------    -----------
 Loans* and leases outstanding at December 31
   (net of unearned income)                            $2,230,670     $1,921,496     $1,861,562     $1,767,825     $1,641,631
                                                       ==========     ==========     ==========     ==========     ==========
 Average loans* and leases outstanding (net of
   unearned income)                                    $2,003,548     $1,954,121     $1,767,401     $1,717,202     $1,656,159
                                                       ==========     ==========     ==========     ==========     ==========

 Allowance for possible losses:
   Balance at beginning of year                        $   57,086     $   56,263     $   59,015     $   60,271     $   54,553
   Allowance of companies acquired or (sold)                  546              -              -         (1,224)             -
   Loans and leases charged-off:
     Loans held for sale                                        -              -              -              -              -
     Commercial, financial, and agricultural               (1,428)        (5,509)       (15,114)        (9,886)       (13,340)
     Real estate                                           (1,179)        (2,544)        (4,363)        (2,281)        (5,416)
     Consumer                                              (5,461)        (9,527)       (13,982)       (12,888)       (10,287)
     Lease financing                                         (360)          (604)          (847)          (473)          (589)
     Other receivables                                          -              -              -              -              -
                                                       ----------     -----------    -----------    -----------    -----------
         Total                                             (8,428)       (18,184)       (34,306)       (25,528)       (29,632)
                                                       ----------     -----------    -----------    -----------    -----------
   Recoveries:
     Loans held for sale                                        -              -              -              -              -
     Commercial, financial, and agricultural                9,964          4,388          3,156          3,983          4,291
     Real estate                                              611            477            829            516            540
     Consumer                                               3,042          3,788          3,699          2,701          1,565
     Lease financing                                          148            103            321            207            157
     Other receivables                                          -              -              -              -              -
                                                       ----------     -----------    -----------    -----------    -----------
         Total                                             13,765          8,756          8,005          7,407          6,553
                                                       ----------     -----------    -----------    -----------    -----------
 Net loan and lease (charge-offs) recoveries                5,337         (9,428)       (26,301)       (18,121)       (23,079)
 Provision charged against earnings                         2,298         10,251         23,549         18,089         28,797
                                                       ----------     -----------    -----------    -----------    -----------
 Balance at end of year                                $   65,267     $   57,086     $   56,263     $   59,015     $   60,271
                                                       ==========     ===========    ===========    ===========    ===========
 *Includes loans held for sale.


 Ratio of net charge-offs (recoveries) to average
   loans and leases                                         (.27)%           .48%          1.49%          1.06%          1.39%

 Ratio of allowance for possible losses to loans and
   leases outstanding at December 31                         2.93%          2.97%          3.02%          3.34%          3.67%

 Ratio of allowance for possible losses to
   nonperforming loans at December 31                      247.19%        236.37%        159.88%        132.39%        115.26%

 Ratio of allowance for possible losses to
   nonaccrual loans and accruing loans contractually
   past due 90 days or more at December 31                 201.73%        216.51%        151.66%        132.46%        107.36%

Review of nonperforming loans and evaluation of the quality of the loan portfolio, as previously mentioned, results in the identification of certain loans with risk characteristics which warrant specific reserve allocations in the determination of the amount of the allowance for loan losses. The allowance is not allocated among all loan categories, and amounts allocated to specific categories are not necessarily indicative of future charge-offs. An amount in the allowance not specifically allocated by loan category is necessary in view of the fact that, while no loans were made with the expectation of loss, some loan losses inevitably occur. The following is a categorization of the allowance for loan losses for each year indicated.


                                                                                  1993                     1992
                                                                          -------------------       ------------------
                                                                                      Alloca-                  Alloca-
                                                                           % of       tion of       % of       tion of
 (In thousands)                                                            total      allow-        total       allow-
                                                                           loans       ance         loans       ance
                                                                          -------     -------       ------     -------
 Type of loan
 ------------
 Loans held for sale                                                       10.6%     $      -        11.7%    $      -
 Commercial, financial, and agricultural                                   18.6         2,632        24.0        4,096
 Real estate                                                               47.8         3,398        33.3        3,966
 Consumer                                                                  16.6         2,366        23.0        2,711
 Lease financing                                                            5.8         1,043         6.3        1,818
 Other receivables                                                           .6                       1.7
                                                                          ------                    ------
   Total loans                                                            100.0%                    100.0%
                                                                          ======                    ======

 Off-balance sheet unused commitments
   and standby letters of credit                                                        1,972                    3,710
                                                                                      -------                  -------
 Allocated                                                                             11,411                   16,301
 Unallocated                                                                           53,856                   40,785
                                                                                      -------                  -------
   Total allowance for loan losses                                                   $ 65,267                 $ 57,086
                                                                                      =======                  =======



                                                                     1991                     1990                   1989
                                                              -------------------      -------------------     -------------------
                                                                          Alloca                   Alloca                  Alloca
                                                                % of      tion of        % of      tion of       % of      tion of
 (In thousands)                                                total       allow-       total       allow-      total      allow-
                                                               loans        ance        loans        ance       loans       ance
                                                              -------     -------      -------     -------     -------     -------
 Type of loan
 ------------
 Loans held for sale                                            8.0%     $      -        6.4%     $      -       7.7%     $      -
 Commercial, financial, and agricultural                       21.6         7,943       23.2        10,485      25.8         9,200
 Real estate                                                   34.3         6,565       29.8         1,722      28.6           987
 Consumer                                                      27.7         3,684       31.5         1,814      30.4         3,562
 Lease financing                                                6.4         2,279        6.3           200       5.0           416
 Other receivables                                              2.0             -        2.8             -       2.5             -
                                                              ------                   ------                  ------
   Total loans                                                100.0%                   100.0%                  100.0%
                                                              ======                   ======                  ======

 Off-balance sheet unused commitments and
   standby letters of credit                                                5,567                    5,374                   4,836
                                                                          --------                 --------                -------
 Allocated                                                                 26,038                   19,595                  19,001
 Unallocated                                                               30,225                   39,420                  41,270
                                                                          --------                 --------                --------
   Total allowance for loan losses                                       $ 56,263                 $ 59,015                $ 60,271
                                                                          ========                 ========                ========

DEPOSITS

Total average deposits increased 5.8% to $2,820.8 million in 1993 from $2,666.7 million in 1992 and $2,531.8 million in 1992. Total deposits increased 9.3% to $3,024,111,000 at December 31, 1993 compared to $2,764,824,000 at December 31,
1992. The Company's base of core deposits, consisting of demand, savings and money market accounts, increased 21.9% and 12.5%, respectively, comparing December 31, 1993 to December 31, 1992, while certificates of deposit under $100,000 decreased 12.6%. Domestic deposits over $100,000 decreased 6.8% and foreign deposits increased 29.9% respectively, comparing December 31, 1993 to December 31, 1992.

The following table presents the average amount and the average rate paid on each of the following categories for each year indicated:

                   AVERAGE DEPOSIT AMOUNTS AND AVERAGE RATES

 (In millions)                                                                                   1993        1992         1991
                                                                                              ---------   ----------   ---------
 Average amounts:
   Noninterest-bearing demand deposits                                                       $    609.3  $     483.6  $    444.0
   Savings deposits                                                                               625.2        476.4       524.5
   Money market deposits                                                                          968.3        936.4       674.6
   Time deposits of less than $100,000                                                            515.1        620.6       735.8
   Time deposits $100,000 or more                                                                  47.1         63.2        90.1
   Foreign deposits                                                                                55.8         86.5        62.8
                                                                                              ---------   ----------   ---------
     Total average amounts                                                                   $  2,820.8  $   2,666.7  $  2,531.8
                                                                                              =========   ==========   =========
 Average rates:
   Noninterest-bearing demand deposits                                                               -%           -%          -%
   Savings deposits                                                                               2.97%        3.52%       4.87%
   Money market deposits                                                                          2.73%        3.35%       5.12%
   Time deposits under $100,000                                                                   4.31%        5.20%       6.74%
   Time deposits $100,000 or more                                                                 3.83%        4.59%       6.26%
   Foreign deposits                                                                               2.66%        4.20%       5.17%
       Total                                                                                      3.19%        3.98%       5.68%
 Maturities of time deposits $100,000 or more at December 31, 1993 (In millions):
   Under three months                                                                        $     19.9
   Over three  months and less than six months                                                     10.7
   Over six months and less than twelve months                                                      9.3
   Over twelve months                                                                               5.6
                                                                                              ---------
       Total time deposits $100,000 or more                                                  $     45.5
                                                                                              =========


Substantially all foreign deposits are in denominations of $100,000 or more.

SHORT-TERM BORROWINGS

The following table sets forth data pertaining to the Company's short-term borrowings for each year indicated:

(In thousands, except rates)

At December 31,
- ---------------
                                                                                                                      Weighted
                                                                                            Maximum       Average      average
                                                                             Weighted        month-       balance       rate
 Category of aggregate                                                        average         end          during      during
 short-term borrowings                                           Balance       rate         balance       the year     the year
 ---------------------                                           -------     --------       -------       --------    ---------
 Securities sold, not yet purchased
     1993                                                     $   46,640       4.96%    $   278,351     $  69,442        4.38%
     1992                                                     $        -          -%    $         -     $       -           -%
     1991                                                     $        -          -%    $         -     $       -           -%

 Federal funds purchased and security repurchase
   agreements (a)
     1993                                                     $  595,200       2.86%    $   595,200     $ 767,309        2.92%
     1992                                                     $  442,897       3.12%    $   490,774     $ 394,620        3.21%
     1991                                                     $  442,610       4.24%    $   442,610     $ 331,367        5.14%

 Federal Home Loan Bank advances and other
   borrowings less than one year(b)
     1993                                                     $  136,140       3.36%    $   136,140     $  83,123        3.85%
     1992                                                     $  153,533       3.43%    $   153,533     $  78,406        4.10%
     1991                                                     $  153,685       5.08%    $   295,145     $ 119,222        6.39%

(a) Federal funds purchased and security repurchase agreements are primarily on an overnight or demand basis. Rates on overnight funds reflect current market rates. Rates on fixed-maturity borrowings are set at the time of the borrowings.

(b) Federal Home Loan Bank advances less than one year are overnight and reflect current market rates or reprice monthly based on a one-month LIBOR as set by the Federal Home Loan Bank of Seattle. Other borrowings are primarily variable rate and reprice based on changes in the prime rate which reflect current market.

RETURN ON EQUITY AND ASSETS

                                                                                                1993       1992       1991
                                                                                               ------     ------     ------
 Return on average assets                                                                       1.24%      1.22%       .87%
 Return on average common shareholders' equity                                                 19.90%     19.30%     14.90%
 Common dividend payout ratio                                                                  23.00%     21.20%     29.90%
 Average equity to average assets ratio                                                         6.25%      6.34%      5.82%

CAPITAL RESOURCES

In recent years, regulations with respect to capital and capital adequacy for commercial banks and bank holding companies have been evolving. At year end, there were two measures of capital adequacy in use as follows:

1.  Risk-based Capital

Risk-based capital guidelines require varying amounts of capital to be maintained against different categories of assets, depending on the general level of risk inherent in the assets. A capital allocation is also required for off-balance sheet exposures such as letters of credit, loan commitment and interest rate contracts. The risk-based capital guidelines are in full effect in 1993 and 1992. As reflected in the following table, the Company's total risk-based capital ratio was 14.34% at December 31, 1993 and 15.53% at December 31, 1992. The minimum regulatory requirement is an 8% total risk-based capital ratio for a bank to be considered "well-capitalized" under the regulatory definition is 10%.

2.  Tier I Leverage

Under the risk-based capital guidelines, a bank holding company could, in theory, significantly leverage its capital through the investment in assets with little or no credit risk. The guidelines place a limit on such leverage through the establishment of a minimum level of tangible equity as a percentage of average total assets. The Company's Tier I leverage ratio was 5.47% at December 31, 1993 and 6.24% at December 31, 1992, compared to the minimum regulatory requirement of 4% to be considered adequately capitalized.

The following table presents the regulatory risk-based capital at December 31 for the years indicated:

                                      REGULATORY RISK-BASED CAPITAL AT DECEMBER 31

 (Thousands of dollars)                                                                    1993          1992          1991
 Under Guidelines Effective 1992                                                     -------------  ------------  ------------
 --------------------------------
 CAPITAL COMPONENTS:
 Common shareholders' equity                                                         $     277,957  $    240,543  $    206,611
 Add:
   Minority interest in subsidiary                                                             500             -             -
 Deduct:
   Goodwill                                                                                (11,920)      (12,321)      (12,722)
   Nonqualifying amount of purchased mortgage servicing                                       (280)            -             -
                                                                                      ------------  ------------  ------------
     Tier I capital: Core capital                                                          266,257       228,222       193,889
                                                                                      ------------  ------------  ------------
 Allowance for loan losses*                                                                 30,672        28,027        29,540
 Qualifying unsecured long-term debt**                                                      50,000        87,450        59,910
                                                                                      ------------  ------------  ------------
     Tier II capital: Supplementary capital                                                 80,672       115,477        89,450
                                                                                      ------------  ------------  ------------
     Total risk-based capital                                                        $     346,929  $    343,699  $    283,339
                                                                                      ============  ============  ============
 RISK-WEIGHTED ASSETS:
 Balance sheet                                                                       $   2,321,546  $  2,085,990  $  2,203,077
 Off-balance sheet                                                                         132,228       156,188       160,133
                                                                                      ------------  ------------  ------------
     Gross risk-weighted assets                                                          2,453,774     2,242,178     2,363,210
 Deduct: Excess allowance for loan losses                                                  (34,595)      (29,059)      (26,723)
                                                                                      ------------  ------------  ------------
     Total adjusted risk-weighted assets                                             $   2,419,179  $  2,213,119  $  2,336,487
                                                                                      ============  ============  ============

 CAPITAL RATIOS:
 Tier I capital: Core capital                                                                11.01%        10.31%         8.30%
 Tier II capital: Supplementary capital                                                       3.33          5.22          3.83
                                                                                      ------------  ------------  ------------
     Total risk-based capital                                                                14.34%        15.53%        12.13%
                                                                                      ============  ============  ============

*   Limited to 1.25% of risk-weighted assets.
** Limited to 50% of core capital and reduced by 20% per year during an instrument's last five years before maturity.

DIVIDENDS

The Company's quarterly dividend rate was $.28 per share for the third and fourth quarters of 1993, $.21 per share for the first and second quarters of 1993 and the fourth quarter of 1992, and $.18 per share for all other quarterly periods during 1992 and 1991. The annual dividend rate was $.98 for 1993, $.75 for 1992 and $.72 for 1991. During the years 1989 through 1993 there was no preferred stock outstanding.

The following table sets forth dividends paid by the Company of each year indicated:

                                                          DIVIDENDS PAID

 (Thousands of dollars)                                          1993        1992        1991        1990       1989
                                                               --------    --------   --------    --------    --------
 Net income                                                    $ 53,039    $ 43,402   $ 29,124    $ 26,640    $ 17,683

 Common dividends paid                                           12,207       9,183      8,698       8,616       8,544

 Payout/net income                                                23.0%       21.2%      29.9%       32.3%       48.3%

FOREIGN OPERATIONS

Zions First National Bank opened a foreign office located in Grand Cayman, Grand Cayman Islands, B.W.I. in 1980. This office has no foreign loans outstanding. The office accepts Eurodollar deposits from qualified customers of the Bank and places deposits with foreign banks and foreign branches of other U.S. banks. Foreign deposits at December 31 totaled $68,563,000 in 1993, $52,777,000 in 1992 and $52,993,000 in 1991; and averaged $55,823,000 for 1993,
$86,479,000 for 1992 and $62,729,000 for 1991.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                         Independent Auditors' Report



The Board of Directors and Shareholders
Zions Bancorporation:


We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zions
Bancorporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 12 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (Statement) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" on January 1, 1993. As discussed in notes 1 and 6, the Company changed its method of accounting for income taxes to adopt the provisions of Statement No. 109, "Accounting for Income Taxes" on January 1, 1993. As discussed in notes 1 and 3, the Company changed its method of accounting for investments to adopt the provisions of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993.




                               KPMG Peat Marwick

Salt Lake City, Utah
January 25, 1994

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1993 and 1992
                      (In thousands, except share amounts)

 ASSETS                                                                                     1993              1992
                                                                                      -------------         ---------
 Cash and due from banks                                                              $     303,751           270,023
 Money market investments:
   Interest-bearing deposits                                                                 24,967           205,848
   Federal funds sold and security resell agreements                                        553,804           357,975
   Other money market investments                                                                 -            50,361
 Investment securities:
   Held-to-maturity, at cost (approximate market value $800,296 and $877,051)               785,109           867,306
   Available-for-sale, at market                                                            261,592                 -
   Trading account                                                                           98,333            38,700
 Loans:
   Loans held for sale at cost, which approximates market                                   238,206           229,465
   Loans, leases, and other receivables                                                   2,012,285         1,715,758
                                                                                      -------------         ---------
                                                                                          2,250,491         1,945,223
     Less:
       Unearned income and fees, net of related costs                                        19,821            23,727
       Allowance for loan losses                                                             65,267            57,086
                                                                                      -------------         ---------
                                                                                          2,165,403         1,864,410
 Premises and equipment                                                                      62,127            54,352
 Amounts paid in excess of net assets of acquired businesses                                 11,920            12,321
 Other real estate owned                                                                      3,021             4,824
 Other assets                                                                                95,529            53,147
                                                                                      -------------         ---------
                                                                                      $   4,365,556         3,779,267
                                                                                      =============         =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
   Noninterest-bearing                                                                $     725,829           595,505
   Interest-bearing:
     Savings and money market                                                             1,689,265         1,501,286
     Time:
       Under $100,000                                                                       494,922           566,403
       Over $100,000                                                                         45,532            48,853
     Foreign                                                                                 68,563            52,777
                                                                                      -------------         ---------
                                                                                          3,024,111         2,764,824
 Securities sold, not yet purchased                                                          46,640                 -
 Federal funds purchased and security repurchase agreements                                 595,200           422,897
 Accrued liabilities                                                                         65,378            44,554
 Federal Home Loan Bank advances and other borrowings:
   Less than one year                                                                       136,140           153,533
   Over one year                                                                            152,109            51,689
 Long-term debt                                                                              55,587            99,223
                                                                                      -------------         ---------
            Total liabilities                                                             4,075,165         3,536,720
                                                                                      -------------         ---------
 Shareholders' equity:
   Capital stock:
     Preferred stock, without par value; authorized 3,000,000 shares;
      issued and outstanding, none                                                                 -                 -
     Common stock, without par value; authorized 30,000,000 shares; issued
      and outstanding, 12,744,959 shares and 12,272,576 shares                               56,691            52,526
   Net unrealized holding gains and losses on securities available-for-sale (note 3)            432                 -
   Retained earnings                                                                        233,268           190,021
                                                                                      -------------         ---------
            Total shareholders' equity                                                      290,391           242,547
 Commitments and contingent liabilities (notes 7, 8, 9, 10, 12, and 14)
                                                                                      -------------         ---------
                                                                                      $   4,365,556         3,779,267
                                                                                      =============         =========


See accompanying notes to consolidated financial statements.

                    ZIONS BANCORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Income
                Years ended December 31, 1993, 1992, and 1991
                  (In thousands, except per share amounts)

                                                                                              1993          1992            1991
                                                                                       -----------       -------         -------
 Interest income:
   Interest and fees on loans                                                          $   151,711       155,027         169,031
   Interest on loans held for sale                                                          11,273        13,804           8,970
   Interest on money market investments                                                     26,881        21,216          42,685
   Interest on securities:
     Taxable                                                                                53,626        46,221          46,845
     Nontaxable                                                                              7,038         6,435           4,986
     Trading account                                                                         7,555         5,537           3,122
   Lease financing                                                                           9,639         9,977           9,908
                                                                                       -----------       -------         -------
         Total interest income                                                             267,723       258,217         258,547
                                                                                       -----------       -------         -------
 Interest expense:
   Interest on savings and money market deposits                                            45,015        48,121          60,085
   Interest on time deposits                                                                25,478        38,831          58,473
   Interest on borrowed funds                                                               40,413        27,233          35,522
                                                                                       -----------       -------         -------
         Total interest expense                                                            110,906       114,185         154,080
                                                                                       -----------       -------         -------
         Net interest income                                                               156,817       144,032         131,467
 Provision for loan losses                                                                   2,298        10,251          23,549
                                                                                       -----------       -------         -------
         Net interest income after provision for loan losses                               154,519       133,781         107,918
                                                                                       -----------       -------         -------
 Other operating income:
   Service charges on deposit accounts                                                      22,216        18,994          17,354
   Other service charges, commissions, and fees                                             20,450        18,484          13,604
   Trust income                                                                              4,622         4,614           4,169
   Investment securities gains (losses), net                                                  (17)           282             432
   Trading account income                                                                    2,350         4,437           1,359
   Loan sales and servicing income                                                          21,471         6,573           7,875
   Other                                                                                     7,035         8,477           6,695
                                                                                       -----------       -------         -------
                                                                                            78,127        61,861          51,488
                                                                                       -----------       -------         -------
 Other operating expenses:
   Salaries and employee benefits                                                           79,245        66,022          58,520
   Occupancy, net                                                                            7,809         7,010           6,997
   Furniture and equipment                                                                   8,284         7,299           6,537
   Other real estate expense                                                                   366         2,523           3,173
   Legal and professional services                                                           4,905         3,497           3,850
   Supplies                                                                                  4,281         3,687           3,688
   Postage                                                                                   4,221         3,540           3,637
   FDIC premiums                                                                             6,541         5,752           5,063
   Amortization of intangible assets                                                         4,432         4,530           3,882
   Loss on early extinguishment of debt                                                      6,022             -               -
   Other                                                                                    30,442        27,180          21,960
                                                                                       -----------       -------         -------
                                                                                           156,548       131,040         117,307
                                                                                       -----------       -------         -------
 Income before income taxes and cumulative effect of changes in accounting principles       76,098        64,602          42,099
 Income taxes                                                                               24,718        21,200          12,975
                                                                                       -----------       -------         -------
 Income before cumulative effect of changes in accounting principles                        51,380        43,402          29,124
 Cumulative effect of changes in accounting principles                                       1,659             -               -
                                                                                       -----------       -------         -------
         Net income                                                                    $    53,039        43,402          29,124
                                                                                       ===========       =======         =======
 Weighted average common and common equivalent shares outstanding during the year           12,795        12,330          12,174
                                                                                       ===========       =======         =======
 Earnings per common share:
   Income before cumulative effect of changes in accounting principles                 $      4.02          3.52            2.39
   Cumulative effect of changes in accounting principles                                       .13             -               -
                                                                                       -----------       -------         -------
         Net income per common share                                                   $      4.15          3.52            2.39
                                                                                       ===========       =======         =======


See accompanying notes to consolidated financial statements.

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Years ended December 31, 1993, 1992, and 1991
                                 (In thousands)

                                                                             1993              1992             1991
                                                                        -------------       ----------       ----------
 Cash flows from operating activities:
   Net income                                                           $      53,039           43,402           29,124
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
     Provision for loan losses                                                  2,298           10,251           23,549
     Write-downs of other real estate owned                                       704            1,723            1,952
     Depreciation of premises and equipment                                     6,704            5,624            5,341
     Amortization of premium on core deposits and other intangibles             4,432            4,530            3,882
     Amortization of net premium/discount on investment securities              5,830            5,694            2,700
     Accretion of unearned income and fees, net of related costs               (3,906)          (4,769)             205
     Proceeds from sales of trading account securities                     36,468,421        3,112,879        3,568,236
     Increase in trading account securities                               (36,383,168)      (3,115,492)      (3,595,980)
     Net loss (gain) on sales of investment securities                             17             (282)            (432)
     Proceeds from loans held for sale                                      1,094,031          879,977          590,187
     Increase in loans held for sale                                       (1,088,996)        (953,930)        (623,667)
     Net gain on sales of loans, leases, and other assets                     (16,810)          (3,998)          (4,444)
     Net loss (gain) on sales of other real estate owned                         (182)             278              335
     Change in accrued income taxes                                             1,870            6,369             (787)
     Change in accrued interest receivable                                      3,261            5,102            6,263
     Change in accrued interest payable                                       (19,422)          (5,267)          (3,617)
     Change in other assets                                                    (1,549)          (4,271)           1,704
     Change in accrued liabilities                                             (4,224)          (9,807)           7,659
                                                                        -------------       ----------       ----------
         Net cash provided by (used in) operating activities                  122,350          (21,987)          12,210
                                                                        -------------       ----------       ----------
 Cash flows from investing activities:
   Net decrease in money market investments                                   584,164           74,080          130,862
   Proceeds from sales of investment securities                                74,587           26,029           32,315
   Proceeds from maturities of investment securities                          206,908          204,481          106,167
   Purchases of investment securities                                        (464,861)        (353,527)        (305,735)
   Proceeds from sales of loans and leases                                    353,034          163,709                -
   Net increase in loans and leases                                          (597,146)        (160,344)         (92,811)
   Principal collections on leveraged leases                                    1,375            1,215            2,101
   Proceeds from sales of premises and equipment                                  169               88              660
   Purchases of premises and equipment                                        (13,703)          (9,715)          (5,994)
   Proceeds from sales of other real estate owned                               2,641            8,186           12,637
   Proceeds from sales of mortgage servicing rights                               608            1,435            1,046
   Purchases of mortgage servicing rights                                      (1,731)          (1,374)            (797)
   Proceeds from sales of other assets                                          1,486              877              857
   Purchases of other assets                                                        -                -             (675)
   Cash paid for acquisition, net of cash received                            (59,833)               -                -
                                                                        -------------       ----------       ----------
         Net cash provided by (used in) investing activities                   87,698          (44,860)        (119,367)
                                                                        -------------       ----------       ----------
 Cash flows from financing activities:
   Net increase in deposits                                                   198,252          106,310          121,177
   Net change in short-term funds borrowed                                   (419,992)         (16,781)         (99,513)
   Proceeds from FHLB advances over one year                                  204,567            1,745           50,000
   Payments on FHLB advances over one year                                   (104,147)             (56)               -
   Payments on leveraged leases                                                     -                -             (835)
   Proceeds from issuance of long-term debt                                         -           50,000                -
   Payments on long-term debt                                                 (43,659)         (32,585)         (10,260)
   Proceeds from issuance of common stock                                         879            1,695            2,700
   Dividends paid                                                             (12,220)          (9,183)          (8,698)
                                                                        -------------       ----------       ----------
         Net cash provided by (used in) financing activities                 (176,320)         101,145           54,571
                                                                        -------------       ----------       ----------
 Net increase (decrease) in cash and due from banks                            33,728           34,298          (52,586)
 Cash and due from banks at beginning of year                                 270,023          235,725          288,311
                                                                        -------------       ----------       ----------
 Cash and due from banks at end of year                                 $     303,751          270,023          235,725
                                                                        =============       ==========       ==========


See accompanying notes to consolidated financial statements.

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Retained Earnings
                Years ended December 31, 1993, 1992, and 1991
                                 (In thousands)


                                                                     1993           1992           1991
                                                                -----------       -------        -------

 Balance at beginning of year                                   $   190,021       155,802        135,376
 Retained earnings of acquired company                                2,428             -              -
 Net income                                                          53,039        43,402         29,124
 Cash dividends:
  Preferred, paid by subsidiary to minority shareholder                 (13)            -              -
  Common, per share of $.98 in 1993, $.75 in 1992, and $.72
  in 1991                                                           (12,207)       (9,183)        (8,698)
                                                                -----------       -------        -------
 Balance at end of year                                         $   233,268       190,021        155,802
                                                                ===========       =======        =======

See accompanying notes to consolidated financial statements.

                    ZIONS BANCORPORATION AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                Years ended December 31, 1993, 1992, and 1991


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Zions Bancorporation (the Parent) is a multibank holding company organized under the laws of Utah in 1955, which provides a full range of banking and related services through its subsidiaries located primarily in Utah, Nevada, and Arizona.

Basis of Financial Statement Presentation - The consolidated financial statements include the accounts of Zions Bancorporation and its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 1993 presentation.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

Investment Securities - The Company adopted the provisions of Statement of Financial Accounting Standards (Statement) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993. Under Statement No. 115, the Company classifies its investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of shareholders' equity. The unrealized holding gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-for-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method of determining the cost of securities sold.

Loan Fees - Nonrefundable fees and related direct costs associated with the origination of loans are deferred. The net deferred fees and costs are recognized in interest income over the loan term using methods that generally produce a level yield on the unpaid loan balance. Other nonrefundable fees related to lending activities other than direct loan origination are recognized as other operating income over the period the related service is provided. Bankcard discounts and fees charged to merchants for processing transactions through the Company are shown net of interchange discounts and fees expense, and are included in other service charges, commissions, and fees.

Mortgage Loan Servicing - Mortgage loan servicing fees are based on a stipulated percentage of the outstanding loan principal balances being serviced and are included in income as related loan payments from mortgagors are collected. Costs associated with the acquisition of loan servicing rights through the purchase of servicing contracts or bulk loan purchases are deferred and amortized over the lives of loans being serviced in proportion to the estimated net loan servicing income.

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      December 31, 1993, 1992, and 1991


Allowance for Loan Losses - The allowance for loan losses is based on management's periodic evaluation of the loan portfolio and reflects an amount that, in management's opinion, is adequate to absorb losses in the existing portfolio. In evaluating the portfolio, management takes into consideration numerous factors, including current economic conditions, prior loan loss experience, the composition of the loan portfolio, and management's estimate of anticipated credit losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments using information available to them at the time of their examination.

Premises and Equipment - Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation, computed on the straight-line method, is charged to operations over the estimated useful lives of the properties. Leasehold improvements are amortized over the terms of respective leases or the estimated useful lives of the improvements, whichever is shorter. As of December 31, 1993 and 1992, accumulated depreciation and amortization totaled $55,416,000 and $50,712,000, respectively.

Nonperforming Assets - Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to less than market rates due to a weakening of the borrower's financial condition (restructured loans), and other real estate acquired primarily through foreclosure that is awaiting disposition.

Loans are generally placed on a nonaccrual status when principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection, or when in the opinion of management, full collection of principal or interest is unlikely. Generally, consumer loans are not placed on a nonaccrual status inasmuch as they are generally charged off when they become 120 days past due.

Other real estate owned is carried at the lower of cost or net realizable value. Real estate may be considered to be in substance foreclosed and included herein when specific criteria are met. When property is acquired through foreclosure, or substantially foreclosed, any excess of the related loan balance over net realizable value is charged to the allowance for loan losses. Subsequent writedowns or losses upon sale, if any, are charged to other real estate expense.

Amounts Paid in Excess of Net Assets of Acquired Businesses (Goodwill) - The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable.

The credit risk associated with these commitments is considered in management's determination of the allowance for loan losses.

Interest Rate Exchange Contracts and Cap and Floor Agreements - The Company enters into interest rate exchange contracts and cap and floor agreements in the management of interest rate risk. The objective of these financial instruments is to match estimated repricing periods of interest-sensitive assets and liabilities in order to reduce interest rate exposure. These instruments are used only to hedge asset and liability portfolios and are not used for speculative purposes. Fees associated with these financial instruments are accreted into interest income or amortized to interest expense on a straight-line basis over the lives of the contracts and agreements. The net interest received or paid on these contracts is reflected in the interest expense or income related to the hedged obligation or asset.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                      December 31, 1993, 1992, and 1991


Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers due from banks to be cash equivalents.

The Company paid interest of $112.6 million, $118.7 million, and $156.9 million, respectively, and income taxes of $23.3 million, $14.9 million, and $13.8 million, respectively, for the years ended December 31, 1993, 1992, and 1991. Loans transferred to other real estate owned totaled $1.2 million, $4.9 million, and $3.6 million, respectively, for the years ended December 31, 1993, 1992, and 1991.

Income Taxes - Effective January 1, 1993, the Company adopted the provisions of Statement No. 109, "Accounting for Income Taxes," and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of income. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Pension and Other Postretirement Plans - The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and employees' compensation levels. The cost of this program is being funded currently. The Company has other trustee retirement plans covering all qualified employees who have at least one year of service (see note 12).

The Company sponsors a defined benefit health care plan for substantially all retirees and employees. Effective January 1, 1993, the Company adopted Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which establishes a new accounting principle for the cost of retiree health care and other postretirement benefits (see note 12). Prior to 1993, the Company recognized these benefits on the pay-as-you-go method (i.e., cash basis). The cumulative effect of the change in method of accounting for postretirement benefits other than pensions is reported in the 1993 consolidated statement of income.

Trust Assets - Assets held by the Company in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as such items are not assets of the Company.

Stock Options - Proceeds from the sale of stock issued under options are credited to common stock. The Company makes no charges against earnings with respect to stock options issued under its qualified stock option plan. The Company charges income for the difference between the option price and market value on the date of grant with respect to stock options issued under its nonqualified stock option plan.

Net Income Per Common Share - Net income per common share is based on the weighted average outstanding common shares during each year, including common stock equivalents, if applicable.

Stock Split - On December 18, 1992, the Company's Board of Directors approved a two-for-one split of the common stock. This action was effective on January 26, 1993 for shareholders of record as of January 5, 1993. A total of 6,139,227 shares of common stock were issued and recorded in the form of a stock dividend. All references to the number of common shares and per common share amounts have been restated to reflect the split.

Accounting Standard Not Adopted - In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement No. 114 is effective for fiscal years beginning after December 15, 1994. Management does not expect Statement No. 114 to have a significant impact on the Company's financial position.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                      December 31, 1993, 1992, and 1991


2. MERGERS AND ACQUISITIONS

On August 11, 1993, the Company acquired all of the capital stock of Discount Corporation of New York (Discount) for approximately $65.7 million in cash.
The acquisition has been accounted for as a purchase, and accordingly, the net assets and results of operations are included in the consolidated financial statements since the date of acquisition. The difference between the purchase price and the net book value of Discount of $9.4 million is included in deferred tax assets (grouped with other assets) in the accompanying consolidated balance sheet as of December 31, 1993.

The following table presents unaudited pro forma results of operations as if the acquisition had occurred on January 1, 1992. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1992 or of results which may occur in the future. Furthermore, no effect has been given in the pro forma information for operating and synergistic benefits that are expected to be realized through the combination of the entities because precise estimates of such benefits cannot be quantified (in thousands, except per share data).

                                                     1993         1992
                                                   ---------     -------
 Net interest income                               $ 161,814     151,809
 Other operating income                               73,162      82,784
 Other operating expense                             176,015     184,109
 Net income                                           39,082      18,919
 Net income per common share                            3.05        1.53


On October 29, 1993, the Company and Wasatch Bancorp (Wasatch) consummated their agreement and plan of reorganization whereby the Company issued 373,335 shares of its common stock for 100 percent of the outstanding common stock of Wasatch. The acquisition has been accounted for as a pooling of interests.
The consolidated financial statements of the Company for 1992 and 1991 have not been restated and pro forma information giving effect to this acquisition is not provided inasmuch as the historical operations of Wasatch are not significant to the Company.

During 1993, the Company acquired a 25 percent interest in Bennington Capital Management, Inc., a Seattle based investment advisor which manages the Accessor(TM) family of mutual funds. This acquisition is accounted for on the equity method.

During the two years ended December 31, 1992, the Company also acquired certain assets and certain liabilities of two other financial institutions. These acquisitions have been treated as purchases for accounting purposes and, accordingly, the results of operations of these companies have been included in the consolidated financial statements for periods subsequent to the effective dates of purchase.

On January 14, 1994, National Bancorp of Arizona Inc. (NBA) was merged into the Company. Each outstanding share of NBA common stock was converted into .45 shares of the Company's common stock. The Company expects to issue approximately 1,456,400 shares of its common stock for 100 percent of the outstanding common stock of NBA. The consolidated financial statements of the Company do not give effect to this merger, which will be accounted for as a pooling of interests. There are no material intercompany transactions and no material differences in accounting policies and procedures. Pro forma combined financial results that give affect to the merger for the years ended December 31, 1993, 1992, and 1991 are summarized as follows (in thousands, except per share data):


                                                     1993
                                     ----------------------------------
                                            Historical
                                     ---------------------    Pro forma
                                       Company        NBA     combined
                                     ----------     ------    ---------
 Net interest income                 $ 156,817      18,316     175,133
 Net income                             53,039       5,166      58,205
 Net income per common share              4.15        1.57        4.08

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 1993, 1992, and 1991



                                                         1992
                                       ------------------------------------
                                               Historical
                                       ----------------------     Pro forma
                                           Company       NBA      combined
                                       -----------     ------     ---------
 Net interest income                   $  144,032      13,246     157,278
 Net income                                43,402       3,807      47,209
 Net income per common share                 3.52        1.17        3.42

                                                         1991
                                          ---------------------------------
                                               Historical
                                          -------------------     Pro forma
                                             Company      NBA     combined
                                          ----------    -----     ---------
 Net interest income                      $ 131,467     8,398     139,865
 Net income                                  29,124     1,325      30,449
 Net income per common share                   2.39       .41        2.23


3. INVESTMENT SECURITIES

Investment securities as of December 31, 1993, are summarized as follows (in thousands):

                                                                     Held-to-maturity
                                                        ----------------------------------------
                                                                      Gross     Gross    Esti-
                                                           Amort-    unreal-  unreal-    mated
                                                            ized      ized      ized     market
                                                            cost      gains    losses     value
                                                        ----------   -------  -------    -------
 U.S. government agencies and corporations:

     Small business administration loan-backed          $  399,603    12,640      397    411,846
      securities
     Other agency securities                               157,098       709      263    157,544
 States and political subdivisions                         168,090     1,019      236    168,873
                                                        ----------   -------  -------    -------
                                                           724,791    14,368      896    738,263
 Mortgage-backed securities                                 60,318     1,715        -     62,033
                                                        ----------   -------  -------    -------
                                                        $  785,109    16,083      896    800,296
                                                        ==========   =======  =======    =======

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                      December 31, 1993, 1992, and 1991


                                                 Available-for-sale
                                     ------------------------------------------
                                                   Gross     Gross       Esti-
                                        Amort-    unreal-   unreal-      mated
                                         ized      ized       ized       market
                                         cost      gains     losses      value
                                     ----------   -------   -------     -------
 U.S. treasury securities            $   14,810      250         2       15,058
 U.S. government agencies                31,101        -         2       31,099
                                     ----------   -------   -------     -------
                                         45,911      250         4       46,157
 Mortgage-backed securities              49,493       53       183       49,363
 Equity securities:
     Mutual funds:
       Accessor Funds, Inc.              90,736      509         -       91,245
       Other                                515        -         -          515
     Federal Home Loan Bank stock        72,376        -         -       72,376
     Other stock                          1,872       90        26        1,936
                                     ----------   -------   -------     -------
                                     $  260,903      902       213      261,592
                                     ==========   =======   =======     =======

The Company adopted Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993. The Company recognized a net unrealized holding gain on securities available for sale of $432,000, after related tax effect, at December 31, 1993.

Investment securities as of December 31, 1992, are summarized as follows (in thousands):

                                                                   Gross     Gross     Esti-
                                                        Amort-    unreal-   unreal-    mated
                                                         ized      ized       ized     market
                                                         cost      gains     losses    value
                                                      ---------   -------   -------   --------
 U.S. treasury securities                             $  15,267       413         6     15,674
 U.S. government agencies and corporations:
     Small business administration loan-backed          366,867     6,248       183    372,932
      securities
     Other agency securities                             93,920       976       164     94,732
 States and political subdivisions                      123,048       180       241    122,987
 Other debt securities                                   10,000         -        25      9,975
                                                      ---------   -------   -------   --------
                                                        609,102     7,817       619    616,300

 Mortgage-backed securities                             162,428     2,626       357    164,697
 Equity securities:
   Federal Home Loan Bank stock                          62,536         -         -     62,536
   Other stock                                           33,240       278         -     33,518
                                                      ---------   -------   -------   --------
                                                      $ 867,306    10,721       976    877,051
                                                      =========   =======   =======   ========

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      December 31, 1993, 1992, and 1991


The amortized cost and estimated market value of investment securities as of December 31, 1993, by contractual maturity, excluding mortgage-backed and equity securities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties (in thousands):

                                                                        Held-to-maturity
                                                                     ---------------------
                                                                        Amort    Estimated
                                                                        ized       market
                                                                        cost       value
                                                                     ---------   ---------
 Due in one year or less                                             $  75,618      76,839
 Due after one year through five years                                 311,483     315,378
 Due after five years through ten years                                173,184     176,917
 Due after ten years                                                   164,506     169,129
                                                                     ---------   ---------
                                                                     $ 724,791     738,263
                                                                     =========   =========

                                                                        Available-for-sale
                                                                     -----------------------
                                                                       Amort-      Estimated
                                                                        ized         market
                                                                        cost          value
                                                                     ---------      --------
                                                                     $
 Due in one year or less                                                41,698        41,871
 Due after one year through five years                                   3,988         4,029
 Due after five years trough ten years                                       -             -
 Due after ten years                                                       225           257
                                                                     ---------      --------
                                                                     $  45,911        46,157
                                                                     =========      ========

Gross gains of $104,000, $423,000, and $760,000 and gross losses of $121,000,
$141,000, and $328,000 were realized on sales of investment securities for the years ended December 31, 1993, 1992, and 1991, respectively. Such amounts include gains of $10,000, $105,000, and $283,000, and losses of $32,000,
$17,000, and $290,000, respectively, for sales of mortgage-backed securities.

As of December 31, 1993 and 1992, securities with an amortized cost of $90,915,000 and $56,239,000, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. In addition, the Federal Home Loan Bank stock is pledged as security on the related advances (note 7).


4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows (in thousands):

                                                                       1993           1992
                                                                    -----------     ---------
 Loans held for sale                                                $   238,206       229,465
 Commercial, financial, and agricultural                                418,600       472,115
 Real estate:
   Construction                                                         155,864        89,215
   Other                                                                920,373       570,370
 Consumer                                                               374,141       451,004
 Lease financing                                                        130,450       124,480
 Other receivables                                                       12,857         8,574
                                                                    -----------     ---------
                                                                    $ 2,250,491     1,945,223
                                                                    ===========     =========

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                      December 31, 1993, 1992, and 1991


As of December 31, 1993 and 1992, loans with a carrying value of $302,530,000 and $212,181,000, respectively, were pledged as security for Federal Home Loan Bank advances (note 7).

During 1993, 1992, and 1991, the Company purchased mortgage servicing rights totaling $1.7 million, $1.4 million, and $.8 million, respectively. Amortization of purchased mortgage servicing rights totaled $2.6 million, $2.6 million, and $1.8 million for the years ended December 31, 1993, 1992, and 1991, respectively.

During 1993 and 1992, consumer and other loan securitizations totaled $349 million and $159 million, respectively (there were no securitizations in 1991). Loan sales income related thereto is recognized on the basis of cash flows received from the securitized assets. Loan sales income, excluding servicing, amounted to $14.7 million in 1993, $1.7 million in 1992, and $3.1 million in 1991.

The allowance for loan losses is summarized as follows (in thousands):

                                                             1993         1992        1991
                                                         ----------     -------     -------
 Balance at beginning of year                            $   57,086      56,263      59,015
 Allowance for loan losses of companies acquired                546           -           -
 Additions:
   Provision for loan losses                                  2,298      10,251      23,549
   Recoveries                                                13,765       8,756       8,005
 Deduction, loan charge-offs                                 (8,428)    (18,184)    (34,306)
                                                         ----------     -------     -------
 Balance at end of year                                  $   65,267      57,086      56,263
                                                         ==========     =======     =======

Included in the allowance for loan losses is an allocation for unused commitments and letters of credit (note 9) that as of December 31, 1993 and 1992, amounted to $1,972,000 and $3,708,000, respectively.

Nonperforming loans, leases, and related interest foregone are summarized as follows (in thousands):

                                                              1993        1992        1991
                                                         ----------      ------      ------
 Nonaccrual loans and leases                             $   22,398      20,148      31,966
 Restructured loans and leases                                4,006       4,003       3,225
                                                         ----------      ------      ------
     Total                                               $   26,404      24,151      35,191
                                                         ==========      ======      ======
 Contractual interest due                                $    3,051       2,384       4,098
 Interest recognized                                            820       1,040       2,057
                                                         ----------      ------      ------
     Net interest foregone                               $    2,231       1,344       2,041
                                                         ==========      ======      ======


5. DEPOSITS

Deposits are summarized as follows (in thousands):

                                                           1993              1992
                                                        -----------       ---------
 Noninterest-bearing                                    $   725,829         595,505
 Interest-bearing:
     Savings                                                688,812         518,051
     Money market                                         1,000,453         983,235
     Time under $100,000                                    494,922         566,403
     Time over $100,000                                      45,532          48,853
     Foreign                                                 68,563          52,777
                                                        -----------       ---------
                                                        $ 3,024,111       2,764,824
                                                        ===========       =========

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                      December 31, 1993, 1992, and 1991


Interest expense on deposits is summarized as follows (in thousands):

                                                             1993            1992          1991
                                                          ----------        ------        ------
 Savings and money market deposits:
      Savings                                             $   18,558        16,776        25,560
      Money market                                            26,457        31,345        34,525
                                                          ----------        ------        ------
                                                          $   45,015        48,121        60,085

 Time deposits:                                           ==========        ======        ======
    Under $100,000                                        $   22,189        32,298        49,590
    Over $100,000                                              1,805         2,898         5,638
 Foreign                                                       1,484         3,635         3,245
                                                          ----------        ------        ------
                                                          $   25,478        38,831        58,473
                                                          ==========        ======        ======



6. INCOME TAXES

The Company adopted Statement No. 109, "Accounting for Income Taxes," as of January 1, 1993. The cumulative effect of this adoption was an increase in net income of $7,419,000.

Income taxes are summarized as follows (in thousands):

                                                                1993         1992          1991
                                                             --------       ------        ------
 Federal:
    Current                                                  $ 22,992       18,236         8,877
    Deferred (benefit)                                         (1,744)           -         2,365
 State                                                          3,470        2,964         1,733
                                                             --------       ------        ------
                                                             $ 24,718       21,200        12,975
                                                             ========       ======        ======


A reconciliation between income tax expense computed using the statutory federal income tax rate (35 percent in 1993 and 34 percent in 1992 and 1991), and actual income tax expense is as follows (in thousands):

                                                              1993           1992         1991
                                                           ----------      -------       ------
 Income tax expense at statutory federal rate              $  26,634       21,960        14,266
 State income tax, net                                         2,119        2,018         1,272
 Nondeductible expenses                                          174          621           541
 Nontaxable interest                                          (2,297)      (2,250)       (1,842)
 Tax credits, rate differences                                  (586)           -             -
 Deferred tax assets recognized                                    -       (1,148)       (1,291)
 Change in tax rates                                            (189)           -             -
 Other items, net                                             (1,137)          (1)           29
                                                           ----------      -------       ------
 Income tax expense                                        $  24,718       21,200        12,975
                                                           ==========      =======       ======


                     ZIONS BANCORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      December 31, 1993, 1992, and 1991


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1993, are presented below (in thousands):


 Gross deferred tax assets:
   Book loan loss deduction in excess of tax                             $  24,965
   Deferred compensation                                                     1,130
   Present value of interest rate exchange contract                          1,103
   Employee benefits                                                         2,399
   Other real estate expenses not allowed for tax purposes                     507
   Capital leases                                                              842
   Net capital loss carryforwards                                              972
   Acquired net operating losses                                             9,367
   Other                                                                     3,083
                                                                         ----------
                                                                            44,368

 Less valuation allowance                                                     (972)
                                                                         ----------
       Total deferred tax assets                                            43,396
                                                                         ----------
 Gross deferred tax liabilities:
     Premises and equipment, due to differences in depreciation             (4,013)
     FHLB stock dividends                                                   (8,372)
     Leasing operations                                                    (12,158)
     Other                                                                    (134)
                                                                         ----------
       Total deferred tax liabilities                                      (24,677)
                                                                         ----------
 Statement No. 115 market equity adjustment                                   (264)
                                                                         ----------
       Net deferred tax assets                                           $  18,455
                                                                         ==========


A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance for the net capital loss carryforwards as a result of the uncertainty of realizing offsetting capital gains. The net change in the valuation allowance for 1993 amounted to a decrease of $1,137,000.






Deferred income taxes provided on timing differences for 1992 and 1991 are summarized as follows (in thousands):

                                                              1992         1991
                                                            --------      -------
 Prepaid employee benefits                                  $  (103)        (303)
Provision for loan losses                                      (280)         918
Operating method of accounting and deferred investment
 credits on leasing operations                                  440          (24)
Interest rate exchange contract                                (267)        (267)
Loan fees                                                       (87)         (86)
 Depreciation                                                    41           41
 Other real estate owned write-down effects                     507        1,590
FHLB stock dividends                                          2,383        1,763
Deferred tax assets recognized                               (1,148)      (1,291)
Other, net                                                   (1,486)          24
                                                            --------      -------
                                                            $     -        2,365
                                                            ========      =======

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 1993, 1992, and 1991

7. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank advances and other borrowings as of December 31, 1993 and 1992, include $252,109,000 and $176,816,000, respectively, borrowed by Zions First National Bank, a wholly owned subsidiary, (the Bank) under its line of credit with the Federal Home Loan Bank of Seattle. The line of credit provides for borrowing of amounts up to ten percent of total assets. The line of credit is secured under a blanket pledge whereby the Bank maintains unencumbered security with par value, which has been adjusted using a pledge requirement percentage based upon the types of securities pledged, equal to at least 100 percent of outstanding advances, and, Federal Home Loan Bank stock. There are no withdrawal and usage restrictions or compensating balance requirements.

Substantially all Federal Home Loan Bank advances reprice with changes in market interest rates or have short terms to maturity. The carrying value of such indebtedness is deemed to approximate market value.

Maturities of outstanding advances in excess of one year are as follows (in thousands):

                                                                                                Amount
                                                                                              ----------
 1994                                                                                         $   65,289
 1995                                                                                             15,289
 1996                                                                                             15,236
 1997                                                                                             15,165
 1998                                                                                             15,165
 Thereafter                                                                                       25,965
                                                                                              ----------
                                                                                              $  152,109
                                                                                              ==========


8. LONG-TERM DEBT

Long-term debt is summarized as follows (in thousands):

                                                                                                1993        1992
                                                                                             ---------     ------
 Subordinated notes, 8-5/8%                                                                  $  50,000     50,000
 Floating rate notes                                                                                 -     37,450
 Industrial revenue bonds                                                                        1,550      6,765
 Capitalized real property leases,
   9-1/2% to 21%, payable in aggregate monthly installments
   of approximately $89,000                                                                      3,378      4,005
 Mortgage notes, 7-1/2% to 11-1/8%, due in varying amounts and periods                             265        411
 Other notes payable                                                                               394        592
                                                                                             ---------     ------
                                                                                             $  55,587     99,223
                                                                                             =========     ======


The 8-5/8 percent subordinated notes mature in 2002 with interest payable semiannually. The notes are not redeemable prior to maturity.

The floating rate notes and $4.7 million of the industrial revenue bonds were redeemed during 1993.

The industrial revenue bonds require mandatory sinking fund redemption in various principal amounts through 1995. The bonds bear interest at rates from
7.40 percent to 7.50 percent. The bonds are secured by an assignment of leases on banking facilities and a data processing center.

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 1993, 1992, and 1991

Maturities and sinking fund requirements on long-term debt for each of the succeeding five years are as follows (in thousands):

                                                                                  Consolidated     Parent only
                                                                                  ------------     -----------
 1994                                                                              $    1,721          1,358
 1995                                                                                   1,793          1,469
 1996                                                                                     983            715
 1997                                                                                     186              5
 1998                                                                                     104              -


9. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors, and interest rate exchange contracts. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. For interest rate caps, floors, and exchange contract transactions, the contract or notional amounts do not represent exposure to credit loss.

Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

Notional values of financial instruments are summarized as follows:

                                                                                          Notional or
                                                                                        carrying amount
                                                                                        1993       1992
                                                                                      --------   ---------
 Financial instruments whose contract amounts represent credit risk (in thousands):
   Unused commitments to extend credit                                                $ 919,303    756,821
   Standby letters of credit written:
     Performance                                                                         46,543     62,557
     Financial                                                                           23,582      9,755
   Commercial letters of credit                                                           4,141      2,071
   Commitments to purchase securities                                                    89,208      2,900
   Commitments to sell securities                                                        83,902          -

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Commitments totaling $751,035,000 expire in 1994. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 1993, 1992, and 1991

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include commitments in the amount of $63,767,000 expiring in 1994 and $6,358,000 expiring thereafter through 2005. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary.

The Company enters into interest rate contracts, including interest rate caps, floors, and interest rate exchange contract agreements in managing its interest rate exposure. Interest rate caps and floors obligate one of the parties to the contract to make payments to the other if an interest rate index exceeds a specified upper "capped" level or if the index falls below a specified "floor" level. Interest rate exchange contract agreements involve the exchange of fixed and variable rate interest payments based upon a notional amount and maturity. The fair value of interest rate contracts are obtained from deal quotes, or discounted cash flow analyses. The values represent the estimated amount the Company would receive or pay for comparable contracts, taking into account current interest rates. Notional values of interest rate contracts are summarized as follows (in thousands):

                                                                                             1993           1992
 Interest rate contracts:                                                                  ---------      --------
     Purchased                                                                              $ 28,417      115,113
     Written                                                                                 261,617      294,613
     Exchanged:
       Fixed                                                                                  40,000       40,000
       Variable                                                                                    -       25,000

The contract or notional amount of financial instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the actual level of risk. As of December 31, 1993 and 1992, the regulatory risk weighted values assigned to all off-balance sheet financial instruments described herein totaled $132,228,000 and $156,188,000, respectively. See note 4 for consideration of financial instruments in management's determination of the allowance for loan losses.

During 1988, a lawsuit was brought in the United States District Court, Utah District, against the Bank in connection with its performance of duties as an indenture trustee for certain investors in real estate and other syndication projects. In September 1992, a motion was granted allowing an amended complaint containing allegations that plaintiffs intend to proceed as a class action to recover approximately $23 million, prejudgment interest, attorneys' fees, and additional amounts under certain statutory provisions and common law. No motion to certify the classes has been filed, and the Bank intends to vigorously oppose such motion and to defend the entire action. Although no assurances can be given as to the outcome, the Company continues to believe that it has meritorious defenses to such lawsuit, and that there is insurance coverage for a substantial portion of the amount claimed.

The Company is also the defendant in various other legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any of such proceedings, including the lawsuit discussed in the preceding paragraph, will have a material adverse effect on its consolidated financial position.

In connection with loans sold to (or serviced for) others, the Company is not subject to significant recourse obligations.

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 1993, 1992, and 1991

The Company has commitments for leasing premises and equipment under the terms of noncancelable leases expiring from 1994 to 2005. Future aggregate minimum rental payments under existing noncancelable leases at December 31, 1993 are as follows (in thousands):

                                                                                Real
                                                                              property
                                                                   Real         and
                                                                 property,   equipment,
                                                                capitalized  operating
                                                                -----------  ----------
 1994                                                           $    392        2,482
 1995                                                                435        2,129
 1996                                                                615        1,067
 1997                                                                282          802
 1998                                                                222          703
 Thereafter                                                        1,583        2,547
                                                                --------       ------
                                                                $  3,529        9,730
                                                                ========       ======

Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: 1994, $695,000; 1995, $636,000; and 1996, $442,000.
Aggregate rental expense on operating leases amounted to $3,431,000, $3,017,000, and $2,409,000, for the years ended December 31, 1993, 1992, and
1991, respectively.


10. STOCK OPTIONS

The Company has a qualified stock option plan adopted in 1981, under which stock options are granted to key employees; and a nonqualified plan under which options are granted to certain key employees. Under the nonqualified plan, options expire five to ten years from the date of grant. Under the qualified plan, 1,012,000 shares of common stock were reserved. Qualified options are granted at a price not less than 100 percent of the fair market value of the stock at the date of grant. Options granted are generally exercisable in increments from one to four years after the date of grant and expire four years after the date of grant.

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 1993, 1992, and 1991

Transactions and other information relating to stock options are summarized as follows:

                                                                                     Number
                                                                                       of        Option price per
                                                                                     shares           share
                                                                                     -------     ----------------
                   Options granted during:
                     1993                                                              2,000                $47.25
                     1992                                                            180,000                $24.13
                     1991                                                              4,000                $18.13

                   Options exercised during:
                     1993                                                            123,051      $12.50 to $24.13
                     1992                                                            116,328      $10.50 to $24.13
                     1991                                                            101,006      $11.50 to $15.25

                   Options canceled during:
                     1993                                                                752                $24.13
                     1992                                                              6,000                $13.25
                     1991                                                                  -                     -

                   Options expiring during:
                     1993                                                             22,750      $12.50 to $14.75
                     1992                                                             34,724                $13.25
                     1991                                                                  -                     -

                   Options outstanding at December 31:
                     1993                                                            205,539      $15.25 to $47.25
                     1992                                                            350,092      $12.50 to $24.13
                     1991                                                            327,144      $10.50 to $18.50

As of December 31, 1993, there are 104,000 options exercisable at prices from $12.50 to $24.13 per share. For the year ended December 31, 1993, shares obtained through exercise of options had a cumulative average market value of $1,944,000 at the date of exercise.

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 1993, 1992, and 1991

11. COMMON STOCK

Changes in common stock are summarized as follows (amount in thousands):

                                                                                               Common stock
                                                                                         ----------------------
                                                                                          Shares        Amount
                                                                                         ---------     --------
                      Balance at December 31, 1990                                       11,987,072    $ 48,131
                      Stock options:
                        Redeemed and retired                                                (41,810)          -
                        Exercised                                                           101,006         480
                      Employee stock ownership plan                                          74,262       1,602
                      Dividend reinvestments                                                 28,314         618
                                                                                         ----------    --------
                      Balance at December 31, 1991                                       12,148,844      50,831
                      Stock options:
                        Redeemed and retired                                                (14,820)          -
                        Exercised                                                           116,328       1,221
                      Employee stock ownership plan                                          13,242         283
                      Dividend reinvestments                                                  8,982         191
                                                                                         ----------    --------
                      Balance at December 31, 1992                                       12,272,576      52,526
                      Stock options:
                        Redeemed and retired                                                (24,003)          -
                        Exercised                                                           123,051         879
                      Acquisition                                                           373,335       3,286
                                                                                         ----------    --------
                      Balance at December 31, 1993                                       12,744,959    $ 56,691
                                                                                         ==========    ========



12. RETIREMENT PLANS

The Company has a noncontributory defined benefit pension plan for eligible employees. Plan benefits are based on years of service and employees' compensation levels. Benefits vest under the plan upon completion of five years of service. Plan assets consist principally of corporate equity and debt securities, government fixed income securities, and cash investments.

The components of the net pension cost for the years ended December 31, 1993 and 1992, are as follows (in thousands):

                                                                                                          1993         1992
                                                                                                      ---------        ------
        Service cost - benefits earned during the period                                              $   1,763         1,474
        Interest cost on projected benefit obligation                                                     2,715         2,531
        Actual return on assets                                                                          (2,293)       (1,890)
        Net amortization and deferrals                                                                     (922)       (1,560)
                                                                                                      ---------        ------
              Net pension cost                                                                        $   1,263           555
                                                                                                      =========        ======

Primary actuarial assumptions used in determining the net pension cost are as follows:

                                                                                                           1993     1992
                                                                                                          ------    -----
            Assumed discount rate                                                                           8.00%    8.00
            Assumed rate of increase in compensation levels                                                 5.50     5.50
            Expected long-term rate of return on assets                                                     9.50     9.50

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 1993, 1992, and 1991

The funded status of the plan as of December 31, 1993 and 1992, is as follows (in thousands):

                                                                                     1993       1992
                                                                                  --------    -------
                             Actuarial present value of benefit obligations:
                                 Vested benefit obligation                        $ 31,225     27,424
                                                                                  ========    =======
                                 Accumulated benefit obligation                   $ 35,703     30,721
                                                                                  ========    =======
                             Projected benefit obligation                         $(39,676)   (33,738)
                             Plan assets at fair value                              35,790     31,676
                                                                                  --------    -------
                             Unfunded projected benefit obligation                  (3,886)    (2,062)
                             Unrecognized net loss                                  10,830      7,285
                             Unrecognized prior service cost                        (1,120)    (1,211)
                             Unrecognized net transition asset                      (3,556)    (4,181)
                                                                                  --------    -------
                             Prepaid (accrued) pension cost                       $  2,268       (169)
                                                                                  ========    =======
                             Primary actuarial assumptions (future periods):
                                 Assumed discount rate                                7.50%      8.00
                                 Assumed rate of increase in compensation levels      5.00       5.50

In addition to the Company's defined benefit pension plan, the Company sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time employees hired before January 1, 1993, who meet minimum age and service requirements. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Plan coverage is provided by self-funding or health maintenance organizations (HMOs) options. The accounting for the plan anticipates future cost-sharing changes to the written plan, including the Company's expressed intent to increase the retiree contribution rate annually from 30 percent and 40 percent in 1993 for normal and early retirees, respectively, to 50 percent for both in 1996. The Company's retiree premium contribution rate is frozen at 50 percent of 1996 dollar amounts. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

The Company adopted Statement No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions," as of January 1, 1993. The effect of adopting Statement No. 106 on income before cumulative effect of changes in accounting principles and net income for the year ended December 31, 1993 amounted to a decrease of $5,760,000 and $3,631,000, respectively.

The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet at December 31, 1993 (in thousands):

                          Accumulated postretirement benefit obligation:

                             Retirees                                                             $   2,773
                             Fully eligible active plan participants                                  1,693
                             Other active plan participants                                             682
                                                                                                  ---------
                                                                                                      5,148
                          Plan assets at fair value                                                       -
                                                                                                  ---------
                          Accumulated postretirement benefit obligation in excess of plan assets      5,148
                          Unrecognized net gain                                                       1,122
                                                                                                  ---------
                          Accrued postretirement benefit cost included in other liabilities       $   6,270
                                                                                                  =========

Net period postretirement benefit cost for 1993 includes the following components ( in thousands):
                          Service cost                                                            $     141
                          Interest cost                                                                 368
                                                                                                  ---------
                                       Net periodic postretirement benefit cost                   $     509
                                                                                                  =========

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 1993, 1992, and 1991

For measurement purposes, an annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) of 11.67 percent and 9 percent were assumed for the self-funded and HMOs options, respectively, for 1994. The HMOs rate was assumed to decrease gradually to 5 percent by the year 2000 and remain at that level thereafter. The self-funded rate was assumed to decrease gradually to 5.8 percent by the year 2001, and decline to 5.01 percent over the remaining life expectancy of the participants. The health care cost trend rate assumption does not have a significant effect on amounts reported because the Company has capped its retiree premium contribution rates.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent at December 31, 1993.

The Company has an Employee Stock Savings Plan and an Employee Investment Savings Plan (formerly known as the Salary Reduction Arrangement Plan) (PAYSHELTER). Under PAYSHELTER, employees select from a nontax-deferred or tax-deferred plan and four investment alternatives. Employees can contribute from 1 to 15 percent of compensation, which is matched 50 percent by the Company for contributions up to 5 percent and 25 percent for contributions greater than 5 percent up to 10 percent. Contributions to the plans amounted to $1,175,000, $793,000, and $636,000 for the years ended December 31, 1993,
1992, and 1991, respectively.

During 1992, the Company formed an employee profit sharing plan. Contributions to the plan are determined per a formula based on the Company's annual return on equity (required minimum return of 15 percent). Contributions to the plan amounted to $948,000 and $914,000 for the years ended December 31, 1993 and 1992, respectively.


13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial information by quarter for the three years ended December 31, 1993 is as follows (in thousands, except per share amounts):

                                                                                        Per common share
                                                                                     ------------------------
                                                               Income                     Income
                                                               before                     before
                                                             cumulative                 cumulative
                                                 Income      effect of                  effect of
                        Net        Provision     before     changes in                  changes in
                      interest      for loan     income      accounting       Net       accounting      Net
                       income        losses       taxes     principles       income     principles     income
                      --------     ---------     -------    ------------     ------     ----------     ------
 1993:
  First quarter      $  37,182         1,196      11,694           7,908      9,567            .62        .75
  Second quarter        40,461           263      22,538          15,180     15,180           1.18       1.18
  Third quarter         39,104           382      20,361          13,849     13,849           1.08       1.08
  Fourth quarter        40,070           457      21,505          14,443     14,443           1.13       1.13
                     ---------     ---------      ------          ------     ------
                     $ 156,817         2,298      76,098          51,380     53,039           4.02       4.15
                     =========     =========      ======          ======     ======
 1992:

  First quarter      $  32,675         3,945      10,331           7,646      7,646            .62        .62
  Second quarter        34,991         2,866      14,710           9,390      9,390            .76        .76
  Third quarter         37,180         1,933      18,224          12,009     12,009            .97        .97
  Fourth quarter        39,186         1,507      21,337          14,357     14,357           1.16       1.16
                     ---------     ---------      ------          ------     ------
                     $ 144,032        10,251      64,602          43,402     43,402           3.52       3.52
                     =========     =========      ======          ======     ======
 1991:
  First quarter      $  32,645         6,805      10,427           6,792      6,792            .56        .56
  Second quarter        31,650         4,959      11,074           7,199      7,199            .60        .60
  Third quarter         33,379         6,427      10,959           7,139      7,139            .58        .58
  Fourth quarter        33,793         5,358       9,639           7,994      7,994            .65        .65
                     ---------     ---------      ------          ------     ------
                     $ 131,467        23,549      42,099          29,124     29,124           2.39       2.39
                     =========     =========      ======          ======     ======

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 1993, 1992, and 1991

14. CONCENTRATIONS OF CREDIT RISK

Most of the Company's business activity is with customers located within the states of Utah and Nevada. The commercial loan portfolio is well diversified, consisting of more than 17 industry classifications groupings. As of December 31, 1993, the largest concentration of risk in the commercial loan and leasing portfolio is represented by the real estate industry grouping, which comprises approximately 17 percent of the portfolio. The real estate industry grouping is also well diversified over several subcategories. The Company has minimal credit exposure from lending transactions with highly leveraged entities and has no foreign loans.


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying value and estimated fair value of principal financial instruments as of December 31, 1993 are summarized as follows (in thousands):

                                                                                        Carrying      Estimated
                                                                                          value      fair value
                                                                                     ------------    ----------
                      Financial assets:
                        Cash and due from banks                                      $    303,751       303,751
                        Money market investments                                          578,771       578,771
                        Investment securities                                           1,145,034     1,160,221
                        Loans, net                                                      2,165,403     2,161,755
                                                                                     ------------     ---------
                          Total financial assets                                     $  4,192,959     4,204,498
                                                                                     ============     =========
                      Financial liabilities:
                        Demand, savings, and money market deposits                   $  2,415,094     2,415,094
                        Time and foreign deposits                                         609,017       606,566
                        Federal funds purchased and security repurchase agreements        595,200       595,200
                        FHLB advances and other borrowings                                288,249       288,249
                        Long-term debt                                                     55,587        62,207
                                                                                     ------------     ---------
                           Total financial liabilities                               $  3,963,147     3,967,316
                                                                                     ============     =========


Financial assets and financial liabilities other than investment securities of the Company are not traded in active markets. The above estimates of fair value require subjective judgments, and are approximate. Changes in the following methodologies and assumptions could significantly affect the estimates.

Financial Assets - The estimated fair value approximates the carrying value of cash and due from banks and money market investments. For securities, the fair value is based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or using a discounted cash flow model based on established market rates. The fair value of fixed rate loans is estimated by discounting future cash flows using the London Interbank Offered Rate (LIBOR) yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. Variable rate loans reprice with changes in market rates. As such their carrying amounts are deemed to approximate fair value. The fair value of the allowance for loan losses of $65,267,000 is the present value of estimated net charge-offs.

Financial Liabilities - The estimated fair value of demand and savings deposits, and federal funds purchased and security repurchase agreements approximates the carrying value. The fair value of time and foreign deposits is estimated by discounting future cash flows using the LIBOR yield curve. Substantially all FHLB advances reprice with changes in market interest rates or have short terms to maturity. The carrying value of such indebtedness is deemed to approximate market value. Other borrowings are not significant. The estimated fair value of the subordinated notes is based on a quoted market price. The remaining long-term debt is not significant.

Off-Balance Sheet Financial Instruments - Commitments to extend credit and letters of credit represent the principal categories of off-balance sheet financial instruments. The fair value of these commitments, based on fees currently charged for similar commitments, is not significant. See note 9 to the consolidated financial statements.

                     ZIONS BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 1993, 1992, and 1991

16. DIVIDEND RESTRICTION AND CONDENSED PARENT ONLY FINANCIAL INFORMATION

Dividends declared by the Company's banking subsidiaries in any calendar year may not, without the approval of the appropriate federal regulator, exceed their net earnings for that year combined with their retained net earnings for the preceding two years. At December 31, 1993, the Company's subsidiaries had approximately $54.6 million available for the payment of dividends under the foregoing restrictions. In addition, the banking subsidiaries must meet various requirements and restrictions under the laws of the United States and state laws, including requirements to maintain cash reserves against deposits and limitations on loans and investments with affiliated companies. During 1993, cash reserve balances held with the Federal Reserve banks averaged approximately $60.3 million.

                    Condensed financial information of Zions
                     Bancorporation (parent only) follows:

                              ZIONS BANCORPORATION
                            Condensed Balance Sheets
                           December 31, 1993 and 1992
                                 (In thousands)



                                      ASSETS                                            1993        1992
                                                                                      --------     -------
 Cash and due from banks                                                           $     1,309       1,138
 Interest-bearing deposits                                                                 445      10,180
 Investment securities                                                                     313         365
 Loans, lease financing, and other receivables                                           3,787       5,551
 Investments in subsidiaries:
   Commercial banks                                                                    309,700     258,871
   Other                                                                                 3,531       9,500
 Receivables from subsidiaries:
   Commercial banks                                                                     28,971      29,190
   Other                                                                                    50      15,110
 Real estate held for rental purposes, at cost, less accumulated depreciation            6,824       7,460
 Premises and equipment, at cost, less accumulated depreciation                            150         120
 Other real estate owned                                                                   386         626
 Other assets                                                                           11,144       8,161
                                                                                   -----------     -------
                                                                                   $   366,610     346,272
                                                                                   ===========     =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
 Accrued liabilities                                                               $    13,672       6,954
 Short-term borrowings                                                                   9,000           -
 Long-term debt                                                                         53,547      96,771
                                                                                   -----------     -------
      Total liabilities                                                                 76,219     103,725
                                                                                   -----------     -------
 Shareholders' equity:
  Preferred stock                                                                            -           -
  Common stock                                                                          56,691      52,526
  Net unrealized holding gains and losses on securities available for sale                 432           -
  Retained earnings                                                                    233,268     190,021
                                                                                   -----------     -------
      Total shareholders' equity                                                       290,391     242,547
                                                                                   -----------     -------
                                                                                   $   366,610     346,272
                                                                                   ===========     =======

                              ZIONS BANCORPORATION
                         Condensed Statements of Income
                 Years ended December 31, 1993, 1992, and 1991
                                 (In thousands)



                                                                                                   1993        1992       1991
                                                                                               ----------      ------     ------
 Interest income - interest and fees on loans and securities                                   $    4,242       2,879      2,570
 Interest expense - interest on borrowed funds                                                      7,402       9,014      7,891
                                                                                               ----------      ------     ------
    Net interest loss                                                                              (3,160)     (6,135)    (5,321)
                                                                                               ----------      ------     ------
 Other income:
  Dividends from consolidated subsidiaries:
   Commercial banks                                                                                17,766      13,982     14,007
   Other                                                                                            3,224         250      1,450
  Other income                                                                                      2,542       2,734      2,354
                                                                                               ----------      ------     ------
                                                                                                   23,532      16,966     17,811
                                                                                               ----------      ------     ------
 Expenses:
  Salaries and employee benefits                                                                    3,989       3,532      2,887
  Loss on early extinguishment of debt                                                              6,022           -          -
  Operating expenses                                                                                  844         181      (223)
                                                                                               ----------      ------     ------
                                                                                                   10,855       3,713      2,664
                                                                                               ----------      ------     ------

 Income before income tax benefit and cumulative effect of changes
  in accounting principles                                                                          9,517       7,118      9,826
 Income tax benefit                                                                                (4,339)     (2,815)    (1,673)
                                                                                               ----------      ------     ------
 Income before cumulative effect of changes in accounting principles                               13,856       9,933     11,499
 Cumulative effect of changes in accounting principles                                               (378)          -          -
                                                                                               ----------      ------     ------
 Income before equity in undistributed income (loss) of consolidated subsidiaries                  13,478       9,933     11,499
                                                                                               ----------      ------     ------
 Equity in undistributed income (loss) of consolidated subsidiaries:
  Commercial banks                                                                                 42,386      32,492     17,665
  Other                                                                                            (2,825)        977        (40)
                                                                                               ----------      ------     ------
                                                                                                   39,561      33,469     17,625
                                                                                               ----------      ------     ------
   Net income                                                                                  $   53,039      43,402     29,124
                                                                                               ==========      ======     ======

                              ZIONS BANCORPORATION
                       Condensed Statements of Cash Flows
                 Years ended December 31, 1993, 1992, and 1991
                                 (In thousands)


                                                                                                  1993        1992        1991
                                                                                                ---------    --------    -------
 Cash flows from operating activities:
  Net income                                                                                    $  53,039      43,402      29,124
  Adjustments to reconcile net income  to net cash provided by operating activities:
   Undistributed net income of consolidated subsidiaries                                          (39,561)    (33,469)    (17,625)
   Depreciation of premises and equipment                                                             688         692         725
   Amortization of excess costs of acquired businesses                                                349         349         349
   Other                                                                                            3,758         889       1,858
                                                                                                ---------    --------     -------
    Net cash provided by operating activities                                                      18,273      11,863      14,431
                                                                                                ---------    --------     -------
 Cash flows from investing activities:
  Net decrease (increase) in interest-bearing deposits                                              9,735        (787)     (1,712)
  Collection of advances to subsidiaries                                                          154,272     148,466      80,234
  Advances to subsidiaries                                                                       (138,993)   (170,495)    (79,853)
  Decrease (increase) of investment in subsidiaries                                                   376       (467)       2,538
  Other                                                                                             2,060       1,199         863
                                                                                                ---------    --------     -------
    Net cash provided by (used in) investing activities                                            27,450     (22,084)      2,070
                                                                                                ---------    --------     -------
 Cash flows from financing activities:
  Net change in short-term funds borrowed                                                          9,000            -           -
  Proceeds from issuance of long-term debt                                                             -       50,000           -
  Payments on long-term debt                                                                     (43,224)     (32,317)     (9,764)
  Proceeds from issuance of common stock                                                             879        1,695       2,700
  Dividends paid                                                                                 (12,207)      (9,183)     (8,698)
                                                                                                ---------    --------     -------
    Net cash provided by (used in) financing activities                                          (45,552)      10,195     (15,762)
                                                                                                ---------    --------     -------
 Net increase (decrease) in cash and due from banks                                                  171          (26)        739
 Cash and due from banks at beginning of year                                                      1,138        1,164         425
                                                                                                ---------    --------     -------
 Cash and due from banks at end of year                                                         $  1,309        1,138       1,164
                                                                                                =========    ========     =======



The Parent company paid interest of $8,577,000, $7,940,000, and $7,255,000 for the years ended December 31, 1993, 1992, and 1991, respectively.

                              ZIONS BANCORPORATION
                  Condensed Statements of Retained Earnings
                 Years ended December 31, 1993, 1992, and 1991
                                 (In thousands)


                                                                                                   1993        1992       1991
                                                                                               ----------    -------     -------
 Balance at beginning of year                                                                   $ 190,021    155,802     135,376
 Retained earnings of acquired company                                                              2,428          -           -
 Net income                                                                                        53,039     43,402      29,124
 Cash dividends:
   Preferred, paid by subsidiary to minority shareholder                                              (13)         -           -
   Common                                                                                         (12,207)    (9,183)     (8,698)
                                                                                               ----------    -------     -------
 Balance at end of year                                                                         $ 233,268    190,021     155,802
                                                                                               ==========    =======     =======

The selected quarterly financial data information required by this item appears on pages 22 and 61 under the caption "QUARTERLY FINANCIAL INFORMATION (UNAUDITED)."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, to the extent not included under the caption "Executive officers of the registrant" in Part I of this report, will appear on pages 1 through 6 of the definitive Proxy Statement. Information relating to the directors and executive officers on pages 1 through 6, and information required by Item 405 of Regulation S-K as set forth beginning in the last paragraph on page 7 of the definitive Proxy Statement relating to the 1994 Annual Meeting of Shareholders to be held April 29, 1994, is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item appearing on pages 8 through 16 of the definitive Proxy Statement relating to the 1994 Annual Meeting of Shareholders to be held April 29, 1994, is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appearing on pages 6 and 7 of the definitive Proxy Statement relating to the 1994 Annual Meeting of Shareholders to be held April 29, 1994, is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appearing on page 16 of the definitive Proxy Statement relating to the 1994 Annual Meeting of Shareholders to be held April 29, 1994, is incorporated herein by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are part of this report and appear on the pages indicated:

    (1)    Financial Statements:                                                                                 Page
           Independent Auditors' Report                                                                           39

           Consolidated Balance Sheets - December 31, 1993 and 1992                                               40

           Consolidated Statements of Income - Years ended December 31, 1993, 1992, and 1991                      41

           Consolidated Statements of Cash Flows - Years ended December 31, 1993, 1992, and 1991                  42

           Consolidated Statements of Retained Earnings Years ended December 31, 1993, 1992, and 1991             43

           Notes to Consolidated Financial Statements                                                             44

    (2)    Financial Statement Schedules:

           Schedules are omitted because the information is either not required, not applicable, or is included in Part II, Items 6-8 of this report.

    (3)    Exhibits:

           The exhibits listed on the Exhibit Index on page 71 of this report are filed or are incorporated herein by reference.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended December 31, 1993.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1993, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 33-52878 (filed on October 2, 1992) and 33-52796 (filed on October 2,
1992).

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer, or controlling person of the Registrant in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 18, 1994                                 ZIONS BANCORPORATION
                                        By     /s/ Harris H. Simmons
                                        ------------------------------------
                                           Harris H. Simmons, President and
                                               Chief Financial Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                 March 18, 1994


    /s/ Harris H. Simmons                                              /s/ Gary L. Anderson
- ---------------------------------------------------                 ----------------------------------------------------
HARRIS H. SIMMONS, President, Chief Executive                       GARY L. ANDERSON, Secretary, Senior Vice
Officer and Director                                                President, and Chief Financial

    /s/ Roy W. Simmons                                                 /s/ Walter E. Kelly
- ---------------------------------------------------                 ----------------------------------------------------
ROY W. SIMMONS, Chairman and Director                               WALTER E. KELLY, Controller

    /s/ Jerry C. Atkin                                                 /s/ Robert N. Sears
- ---------------------------------------------------                 ----------------------------------------------------
JERRY C. ATKIN, Director                                            ROBERT N. SEARS, Director

    /s/ Grant R. Caldwell                                              /s/ L. E. Simmons
- ---------------------------------------------------                 ----------------------------------------------------
GRANT R. CALDWELL, Director                                         L.E. SIMMONS, Director

    /s/ R.D. Cash                                                      /s/ I. J. Wagner
- ---------------------------------------------------                 ----------------------------------------------------
R. D. CASH, Director                                                I. J. WAGNER, Director

    /s/ Roger B. Porter                                                /s/ Dale W. Westergard
- ---------------------------------------------------                 ----------------------------------------------------
ROGER B. PORTER, Director                                           DALE W. WESTERGARD, Director

    /s/ Robert G. Sarver
- ---------------------------------------------------
ROBERT G. SARVER, Director

                                 EXHIBIT INDEX
                   FILED AS PART OF THIS REPORT ON FORM 10-K

                   (Pursuant to Item 601 of Regulations S-K)


                                                                                                                  Page number in
                                                                                                                    sequential
                                                                                                                     numbering
Exhibit                                                                                                           system of filed
  no.       Description and method of filing                                                                         Form 10-K
- -------     ----------------------------------------------------------------------------------------------------  ---------------
 3.1        Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, and filed with the Department of Business Regulation, Division of Corporations of the state of Utah on November
            9, 1993 (incorporated by reference to Exhibit 3.1 to the Registrant's Form S-4 Registration
            Statement, File No. 33-51145, filed on November 22, 1993)                                                    *

 3.2        Restated Bylaws of Zions Bancorporation, dated November 8, 1993 (incorporated by reference to
            Exhibit 3.2 to the Registrant's Form S-4 Registration Statement, File No. 33-51145, filed November
            22, 1993)                                                                                                    *

  9         Voting Trust Agreement, dated December 31, 1991 (incorporated by reference to Exhibit 9 of Zions
            Bancorporation's Annual Report on Form 10-K for the year ended December 31, 1991)                            *

 10.1       Zions Utah Bancorporation Pension Plan (incorporated by reference to Exhibit 10.2 of Zions Utah
            Bancorporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985)                     *

 10.2       Amendment to Zions Bancorporation (formerly Zions Utah Bancorporation) Pension Plan dated July 17,
            1987 (incorporated by reference to Exhibit 10.2 of  Zions Bancorporation's Annual Report on Form
            10-K for the year ended December 31, 1987)                                                                   *

 10.3       Zions Utah Bancorporation Supplemental Retirement Plan Form (incorporated by reference to Exhibit
            19.4 of Zions Utah Bancorporation's Quarterly Report on Form 10-Q for the quarter ended September
            30, 1985)                                                                                                    *

 10.4       Amendment to Zions Bancorporation (formerly Zions Utah Bancorporation) Key Employee Incentive Stock
            Option Plan approved by the shareholders of the Company on April 27, 1990 (incorporated by reference to Exhibit 19 of Zions Bancorporation's Quarterly Report on Form 10-Q for the quarter ended June 30,
            1990)                                                                                                        *

 10.5       Zions Bancorporation Deferred Compensation Plan for Directors, as amended May 1, 1991 (incorporated by reference to Exhibit 19 of Zions Bancorporation's Annual Report on Form 10-K for the year ended
            December 31, 1991)                                                                                           *

 10.6       Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1992-1995 (incorporated by reference to Exhibit 10.6 of Zion Bancorporation's Annual Report on Form 10-K for the year ended
            December 31, 1992)                                                                                           *

 10.7       Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1991-1994 (incorporated by reference to Exhibit 19 of Zions Bancorporation's Annual Report on Form 10-K for the year ended
            December 31, 1992)                                                                                           *

 10.8       Zions Bancorporation Senior Management Value-Sharing Plan, Award Period 1993-1996 (filed)                   75

  21        List of subsidiaries of Zions Bancorporation (filed)                                                        79

                                 EXHIBIT INDEX
             FILED AS PART OF THIS REPORT ON FORM 10-K (continued)

                   (Pursuant to Item 601 of Regulations S-K)


                                                                                                                  Page number in
                                                                                                                    sequential
                                                                                                                     numbering
Exhibit                                                                                                           system of filed
  no.       Description and method of filing                                                                         Form 10-K
- -------     ----------------------------------------------------------------------------------------------------  ---------------
  23        Consent of KPMG Peat Marwick, independent certified public accountants (filed)                              80

 99.1       Form 11-K Annual Report of Zions Bancorporation Employee Stock Savings Plan (filed)                         81

 99.2       Form 11-K Annual Report of Zions Bancorporation Employee Investment Savings Plan (filed)                    89

*  incorporated by reference.

                                                                    EXHIBIT 10.8


                              ZIONS BANCORPORATION
                      SENIOR MANAGEMENT VALUE SHARING PLAN
                           AWARD PERIOD:  1993 - 1996


Objective:

To provide an ongoing multi-year incentive for the senior managers of Zions Bancorporation and its subsidiaries which:

A.  Focuses managers' attention on the creation of long-term shareholder value;

B. Creates an incentive that promotes teamwork across departments and subsidiaries, and which encourages managers to balance profit center accountability with Company-wide goals; and,

C. Complements the short-range annual bonuses which reflect the achievement of annual objectives and the Company's short-term profitability.

Eligibility:

Participants in the Plan shall consist of the senior management group (and certain other key managers) of the Company and its major subsidiaries. Participants for each Award Period shall be specifically identified by the Company's Board of Directors (the "Board") or its Executive Compensation Committee (the "Committee").

Allocation of Awards:

It is anticipated that during the first quarter of each year in which the Plan operates, the Board of Directors shall approve the establishment of a pool of Award Funds to be generated during the Award Period, according to the general formula outlined below. Participants shall be designated by the Board or the Committee. Claims against the pool of Award Funds for each Award Period shall be represented by Participation Units ("PU's), and each Participant shall be allocated a specific number of PU's by the Committee. The PU's shall represent a pro-rata claim, in proportion to the total PU's designated for that Award Period, on any Award Funds generated by the Plan during the Award Period.

Term:

Each Award Period shall consist of a continuous four-calendar-year period. The Plan is intended to constitute a "moving four-year-average" incentive plan, with the anticipation that a new Award Period would be designated each year, with multiple Award Periods overlapping one another. Nevertheless, the establishment of a new Award Period each year is subject to the Board's discretion.

Determination of Award Funds:

The amount of Award Funds in the pool for each Award Period shall be a function of the mathematical average return on shareholders' equity ("AROE") for each of the four years in the Award Period, together with the aggregate earnings per share ("AEPS") during the Award Period.

Each year, the Committee shall establish minimum targets for AROE and AEPS for the Award Period. These minimum targets would both be required to be reached in order for any Award Funds to be earned. Additionally, the Committee may designate Award Fund AROE, with upward adjustments possible if higher levels of AEPS are achieved. The Committee may also designate other conditions and adjustment factors to ensure the Plan's integrity and consistency with shareholder and depositor interests.

The 1993 - 1996 Award Period formula for the determination of total Award Funds is as follows:

         *  Minimum AROE:  14.00%
         *  Minimum AEPS:  $15.55

         Funding of 1993 - 1996 Award Fund Pool:

                       AROE             Cumulative Award Funds
                       ----            ------------------------
                       14%                    $         0
                       15%                        217,000
                       16%                        503,000
                       17%                        855,000
                       18%                      1,075,000
                       19%                      1,513,000
                       20%                      1,992,000
                       21%                      2,507,000
                       22%                      3,047,000

    Interim amounts shall be calculated by interpolation.

The basic Award Fund amount would be further modified by multiplying the cumulative Award Funds by 1+ [(AEPS - $15.55)/21.6], with a maximum AEPS figure of $22.67 (resulting in a 33% maximum upward adjustment in the Award Funds.

For the 1993 - 96 Award Period, the following parameters shall be established, and adjustments made to the Company's earnings calculations, for purposed of determining Award Funds available under the Plan:

1). The Plan is intended to create an incentive for increasing shareholder value. However, this is not to be accomplished by reducing capital levels or assuming extraordinary or unwarranted risks. Accordingly, it is expected that total risk-based capital levels shall be maintained at a level at least 125% of regulatory requirements.

2). The Company's reserve levels are to be conservatively maintained. To the extent that the consolidated Allowance for Loan and Lease Losses is less than 120% of the peer group level, as expressed in terms of reserves/noncurrent loans as reported in the most current Uniform Bank Performance Report available at January 31, 1996, an appropriate adjustment shall be made to after-tax earnings (for purposes of calculating Award Funds only) to compensate for any deficit relative to the 120% minimum target level. Actual reserve levels are, of course, subject to Board and/or regulatory decisions. No upward adjustments shall be made in "pro forma" earnings in the event actual reserve levels exceed 120% of the peer group target.

3). Unless determined otherwise by the Board, in the event of any merger involving an acquisition by Zions for the exchange of Zions' shares in a pooling-of-interests transaction, earnings per share prior to the acquisition date shall, for the purpose of calculating AEPS during the Award Period, be determined using Zions' unrestated numbers.

Other Terms and Conditions:

The Plan is to be governed and interpreted by the Committee, whose decisions shall be final. The terms of the Plan are subject to change or termination at their sole discretion.

The Company shall retain the right to withhold payment of Award Funds to participants in the event of a significant deterioration in the Company's financial condition, or if so required by regulatory authorities, or for any other reason considered valid by the Board in its sole discretion.

Participants shall not vest in any benefits available under the Plan until the conclusion of each Award Period. Nevertheless, upon death, permanent disability, or normal or early retirement, participants (or their estates) shall be eligible to receive a proportionate share of Award Funds based upon the number of PU's granted, and the number of full calendar quarters the participant was engaged as an officer of the Company or its subsidiaries prior to death, disability, or retirement.

The PU's shall not be transferable without the express approval of the Committee.

In the event of the merger or acquisition of the Company, the Plan shall be terminated as of the end of the fiscal quarter preceding the first full quarter before the transaction is consummated. The Board may make any reasonable estimates or adjustments possible in calculating Award Funds for any Award Period, and may, in its sole discretion, distribute benefits to the participants.

Earnings per share calculations shall be adjusted to reflect any stock splits, stock dividends, or other such changes in capitalization, at the discretion of the Committee.

The award of PU's to any participant shall not confer any right with respect to continuance of employment with the Company or its subsidiaries, nor limit in any way the right of the Company to terminate his or her employment at any time, with or without cause.

                                    APPENDIX

                ZIONS BANCORPORATION VALUE-SHARING PLAN: 1993-96

                    Calculation of Participation Unit Value

Average Annual ROE ("AROE")

If the AROE is:

 Over -            But not over -       The Basic value of a Participation Unit is -
- ------------------------------------------------------------------------------------------------------------
 14.00%            15.99%               $0 + $.0280                       per basis point of the amount over
                                                                          14.00%.

 16.00%            16.99%               $5.59 + $.0391                    per basis point of the amount over
                                                                          16.00%.

 17.00%            17.99%               $9.50 + $.0244                    per basis point of the amount over
                                                                          17.00%.

 18.00%            18.99%               $11.94 + $.0487                   per basis point of the amount over
                                                                          18.00%.

 19.00%            19.99%               $16.81 + $.0532                   per basis point of the amount over
                                                                          19.00%.

 20.00%            20.99%               $22.13 + $.0573                   per basis point of the amount over
                                                                          20.00%.

 21.00%            21.99%               $27.86 + $.0600                   per basis point of the amount over
                                                                          21.00%.

 22.00%                                 $33.86


Aggregate E.P. S. ("AEPS") Modifier:

The basis Participation Unit value determined above shall be adjusted as follows:

If AEPS for 1993-96 is less than $15.55, the Participation Units shall have no value.

If AEPS is greater than $15.55, the basic amount determined based on AROE shall
be multiplied by a factor of: 1+[(AEPS-$15.55)/21.6]   (with a maximum factor
of 1.33) to arrive at a final total value of each Participation Unit.

                              ******************

Example: If AROE is 18.23% and AEPS is $17.76, each Participation Unit would be worth $16.69.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                              AT DECEMBER 31, 1993


                  SUBSIDIARY                                     STATE
                  ----------                                     -----
 Zions First National Bank                     Federally chartered doing business in Utah

 Nevada State Bank                                               Nevada

 Zions First National Bank of Arizona        Federally chartered doing business in Arizona

 Lockhart Realty Company                                          Utah

 Great Western Financial Corporation                              Utah

 Zions Credit Corporation                                         Utah

 Zions Data Service Company                                       Utah

 Zions Insurance Agency, Inc.                                     Utah

 Zions Life Insurance Company                                   Arizona

                        CONSENT OF INDEPENDENT AUDITORS



Zions Bancorporation:


We consent to the incorporation by reference in Zions Bancorporation's (i) Registration Statement (Form S-3 No. 33-52586) and related Prospectus pertaining to the Zions Bancorporation Dividend Reinvestment and Common Stock Purchase Plan, (ii) Registration Statement (Form S-8 No. 33-52878) and related Prospectus pertaining to Zions Bancorporation Employee Stock Savings Plan, and
(iii) Registration Statement (Form S-8 No. 33-52796) and related Prospectus pertaining to Zions Bancorporation Employee Investment Savings Plan, of our report dated January 25, 1994, relating to the consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1993, which report appears in this annual report on Form 10-K for the year ended December 31, 1993. Our report refers to changes in accounting principles relating to the adoption of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", No. 109, "Accounting for Income Taxes", and No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

The audit referred to in the above-mentioned report also included the related financial schedule entitled Short-term Borrowings, for each of the years in the three-year period ended December 31, 1993, included in Part II, Item 7 on page
36. In our opinion, such financial schedule presents fairly the information required to be set forth therein for each of the years in the three-year period ended December 31, 1993.

We also consent to the incorporation by reference in Zions Bancorporation's Registration Statement (Form S-8 No. 33-52878) of Zions Bancorporation Employee Stock Savings of our report dated March 16, 1994, relating to the net assets available for benefits of Zions Bancorporation Employee Stock Savings Plan as of December 31, 1993 and 1992, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1993, which report appears in this annual report on Form 11-K for the year ended December 31, 1993.

We also consent to the incorporation by reference in Zions Bancorporation's Registration Statement (Form S-8 No. 33-52796) of Zions Bancorporation Employee Investment Savings of our report dated March 16, 1994, relating to the net assets available for benefits of Zions Bancorporation Employee Investment Savings as of December 31, 1993 and 1992, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1993, which report appears in this annual report on Form 11-K for the year ended December 31, 1993.




                                                    KPMG Peat Marwick


Salt Lake City, Utah
March 29, 1994

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                          ----------------------------

                                   FORM 11-K

                          ----------------------------


                                 ANNUAL REPORT



                        Pursuant to Section 15(d) Of The
                        Securities Exchange Act Of 1934


                      For The Year Ended December 31, 1993





                              ZIONS BANCORPORATION
                          EMPLOYEE STOCK SAVINGS PLAN




                              ZIONS BANCORPORATION
                            1380 Kennecott Building
                           Salt Lake City, Utah 84133

ITEM 1. CHANGES IN THE PLAN

The Plan was completely amended and restated as of October 1, 1992. No changes were made in the Plan during the year 1993.

ITEM 2.  CHANGES IN INVESTMENT POLICY

No material changes were made during the fiscal year in the policy with respect to the kind of securities and other investments in which funds held under the plan may be invested.

ITEM 3.  CONTRIBUTIONS UNDER THE PLAN

The Company's contributions are measured by reference to employee contributions and are not discretionary.

ITEM 4.  PARTICIPATING EMPLOYEES

There were 1,524 participating employees in the Plan on December 31, 1993.

ITEM 5.  ADMINISTRATION OF THE PLAN

(a) Zions Bancorporation  is the Plan  administrator.   The Company's Board  of
    Directors has appointed an Administrative Committee consisting of six persons. The Committee has full power and authority to administer the Plan and to interpret its provisions. The present members of the Committee and their positions held are:


                     Member                                            Position - Company
                -----------------                 --------------------------------------------------------------
                Harris H. Simmons                 President and Chief Executive Officer of Zions Bancorporation
                Gary L. Anderson                  Senior Vice President of Zions Bancorporation
                Peter K. Ellison                  Executive Vice President of Zions First National Bank
                W. David Hemingway                Executive Vice President of Zions First National Bank
                Richard G. Crandall               Vice President of Zions First National Bank
                Russell W. Miller                 President of Zions Insurance Agency, Inc.

         The address of each fiduciary listed above is 1380 Kennecott Building, Salt Lake City, Utah 84133.

(b) No compensation is paid to the Committee members by the Plan. All expenses of the Plan and its administration are paid by the Company.

ITEM 6.  CUSTODIAN OF INVESTMENTS

(a) Zions First National Bank, One South Main Street, Salt Lake City, Utah 84133 is the custodian and trustee.

(b)  The custodian and trustee receive no compensation from the Plan.

ITEM 7.  REPORTS TO PARTICIPATING EMPLOYEES

Participating employees are furnished an annual statement reflecting the status of their accounts as of the end of the fiscal year.

ITEM 8.  INVESTMENT OF FUNDS

Substantially all of the assets of the Plan are invested in securities of the Company.

ITEM 9.  FINANCIAL STATEMENTS AND EXHIBITS


(a) Financial Statements

                                                                                                 Page
      Report of Independent Auditors                                                              82

      Statements of Net Assets Available for Benefits - December 31, 1993 and 1992                83

      Statements of Changes in Net Assets Available for Benefits - Years ended
        December 31, 1993, 1992, and 1991                                                         84

      Notes to Financial Statements                                                               85

Schedules - Schedules I, II, and III have been omitted for the reasons that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

    (b)  Exhibits - None

                          Independent Auditors' Report



The Trust Committee
Zions Bancorporation
   Employee Stock Savings Plan:


We have audited the accompanying statements of net assets available for benefits of Zions Bancorporation Employee Stock Savings Plan as of December 31, 1993 and 1992, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1993. These financial statements are the responsibility of the plan's administrators. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted  our audits in accordance with generally accepted auditing
standards.   Those standards require that we plan and perform the audit  to obtain  reasonable assurance  about whether  the financial  statements are
free of  material misstatement.   An  audit includes examining,  on a test
basis,  evidence supporting the  amounts and disclosures in  the financial
statements.   An audit also includes assessing the accounting principles used and significant estimates made by the plan's administrators, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Zions Bancorporation Employee Stock Savings Plan as of December 31, 1993 and 1992, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.



                                                               KPMG Peat Marwick


Salt Lake City, Utah
March 16, 1994

                              ZIONS BANCORPORATION
                          EMPLOYEE STOCK SAVINGS PLAN

                Statements of Net Assets Available for Benefits

                           December 31, 1993 and 1992



                                                                                1993             1992
                                                                             ----------       ----------
 Assets:
   Investments, at market value:
      Zions Bancorporation common stock (approximate cost of
       $5,366,000 in 1993 and $2,811,000 in 1992)                            $7,943,160      6,247,232
      Short-term investment fund                                                 61,243          9,992
                                                                             ----------      ---------
                                                                              8,004,403      6,257,224

 Contributions receivable:
   Employees                                                                    114,948         40,416
   Zions Bancorporation                                                          57,475         20,209

 Dividends receivable                                                            60,243         34,917

 Cash                                                                              -               258
                                                                             ----------      ---------

    Total assets                                                              8,237,069      6,353,024
                                                                             ----------      ---------

 Liabilities:
   Accounts payable                                                               6,805            -
   Excess contribution refunds                                                    7,073            -
                                                                             ----------      ---------

    Total liabilities                                                            13,878            -
                                                                             ----------      ---------

 Net assets available for benefits                                           $8,223,191      6,353,024
                                                                             ==========      =========





See accompanying notes to financial statements.

                              ZIONS BANCORPORATION
                          EMPLOYEE STOCK SAVINGS PLAN

           Statements of Changes in Net Assets Available for Benefits

                 Years ended December 31, 1993, 1992, and 1991




                                                                              1993           1992            1991
                                                                         -------------   ------------     ----------
Additions (deductions) to net assets attributed to:
 Net appreciation (depreciation) in market value of
  investment in Zions Bancorporation common stock                       $ (516,233)      2,333,081        694,360
 Dividends                                                                 200,330         106,606         87,004
 Interest                                                                    1,543             269            314
                                                                        ----------       ---------       --------
                                                                          (314,360)      2,439,956        781,678
                                                                        ----------       ---------       --------
 Contributions:
   Employees                                                             1,806,956         400,265        126,136
 Zions Bancorporation                                                      903,477         200,133         62,933
                                                                        ----------       ---------       --------
                                                                         2,710,433         600,398        189,069
                                                                        ----------       ---------       --------

 Transfer of assets from Zions Bancorporation Employee
  Investment Savings Plan                                                      -         1,390,989            -
                                                                        ----------       ---------       --------

       Total additions                                                   2,396,073       4,431,343        970,747

 Deductions from net assets attributed to benefits paid
   directly to participants                                                525,906         706,422        314,626
                                                                        ----------       ---------       --------

       Net increase                                                      1,870,167       3,724,921        656,121

 Net assets available for benefits:
    Beginning of year                                                    6,353,024       2,628,103      1,971,982
                                                                        ----------       ---------      ---------

   End of year                                                          $8,223,191       6,353,024      2,628,103
                                                                        ==========       =========      =========





See accompanying notes to financial statements.

                              ZIONS BANCORPORATION
                          EMPLOYEE STOCK SAVINGS PLAN

                         Notes to Financial Statements

                       December 31, 1993, 1992, and 1991


(1) Description of the Plan

    Zions Bancorporation Employee Stock Savings Plan (the Plan) is a single employer contributory plan that is designed to provide retirement benefits for eligible employees under an after tax salary reduction arrangement by offering employees an opportunity to acquire stock ownership in Zions Bancorporation (the Company).


(2) Summary of Significant Accounting Policies

    The following is a summary of significant accounting policies followed by the Plan in the preparation of its financial statements.

    (a)  Basis of Presentation

         The Plan's financial statements are presented on the accrual basis of accounting.

    (b)  Investments

         The investment in  common stock of  the Company is carried  at market
         value  in the accompanying financial statements.   The investment in
         the short-term investment fund represents a cash equivalent. Purchases and sales of investments are recorded on a trade-date basis.

    (c)  Costs of Administration

         All costs of administration are absorbed by the Company.


(3) Eligibility

    Participation in the  Plan is voluntary.   An employee is eligible  to
    participate on January 1, or July 1, whichever coincides with, or immediately follows, the latter of the date on which the employee completes at least 1,000 hours of service during 12 continuous months and
    attains  the age  of 21.   As  of December 31,  1993 and  1992, there  were
    1,524  participants and  1,260 participants, respectively, in the Plan.


(4) Employee and Company Contributions

    Each eligible employee who elects to participate makes contributions ranging from one to five percent of their total compensation.
    Company contributions are equal to 50 percent of the amount contributed by the employee.

                             ZIONS BANCORPORATION
                         EMPLOYEE STOCK SAVINGS PLAN

                        Notes to Financial Statements



(5) Allocation of Income or Loss

    Net appreciation (depreciation) in market value of investments, dividends, and interest income are allocated to each participant's account in proportion to the investment shares held in that participant's account to the total of investment shares held in the Plan.


(6) Vesting and Payment of Benefits

    Employee contributions and the employees' share of the Company contributions are 100 percent vested at all times. Benefits are paid upon death, disability, retirement, or earlier subject to certain restrictions. Benefits are paid in shares of stock.


(7) Income Taxes

    The Plan obtained its latest determination letter on November 5, 1985, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the
    Internal Revenue Code.   The  Plan has been amended since  receiving the
    determination  letter.   The Company  is in  the process of  obtaining a
    new letter for the Plan. However, the plan administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal
    Revenue Code.   Therefore, they believe that the  Plan was qualified and
    the related trust was tax-exempt as of the financial statement date.


(8) Investment

    At December 31, 1993 and 1992, investment in common stock of the Company consisted of 214,680 and 164,401 shares, respectively.


(9) Plan Amendments

    The  Plan became effective  on January  1, 1978, and  has been amended  and
    restated at  various times thereafter.   The Plan was completely amended
    and restated as of October 1, 1992. The following summarizes the Plan's amended areas:

    (a)  Participant Contributions

         Participants can elect for either a pretax reduction or post-tax salary reduction of one to a maximum of five percent of total compensation as a participant contribution.

    (b)  Company Contributions

         Matching contributions are made by the Company on behalf of each participant in the amount of fifty percent of the participant's contributions.

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549





                                   FORM 11-K




                                 ANNUAL REPORT



                        PURSUANT TO SECTION 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      FOR THE YEAR ENDED DECEMBER 31, 1993





                              ZIONS BANCORPORATION
                        EMPLOYEE INVESTMENT SAVINGS PLAN



                              ZIONS BANCORPORATION
                            1380 KENNECOTT BUILDING
                           SALT LAKE CITY, UTAH 84133

ITEM 1.CHANGES IN THE PLAN

The Plan was completely amended and restated as of October 1, 1992. No changes were made in the Plan during the year 1993.

ITEM 2.  CHANGES IN INVESTMENT POLICY

The Plan maintains four separate types of investment funds: (i) company securities, which consists of Company stock and short-term investments pending the acquisition of Company securities; (ii) Fidelity mutual fund, which invests primarily in a diversified portfolio of U.S. common stocks, which are invested to track closely with the Standard and Poors 500 index; (iii) money market fund, which consists of, but is not limited to, certificates of deposit, commercial paper, and U.S. treasury bills; and (iv) fixed income fund, which invests primarily in government, mortgage, and corporate bonds. No material changes were made during the year 1993 in the policy with respect to the kind of securities and other investments in which funds held under the Plan may be invested.

ITEM 3.  CONTRIBUTIONS UNDER THE PLAN

The Company's contributions are measured by reference to employee contributions and are not discretionary.

ITEM 4.  PARTICIPATING EMPLOYEES

There were 1,405 participating employees in the Plan on December 31, 1993.

ITEM 5.  ADMINISTRATION OF THE PLAN

(a) Zions Bancorporation is the Plan administrator. The Company's Board of Directors has appointed an Administrative Committee consisting of six persons. The Committee has full power and authority to administer the Plan and to interpret its provisions. The present members of the Committee and their positions held are:

       Member                                     Position - Company
- --------------------          -------------------------------------------------------------
 Harris H. Simmons            President and Chief Executive Officer of Zions Bancorporation

 Gary L. Anderson             Senior Vice President of Zions Bancorporation

 Peter K. Ellison             Executive Vice President of Zions First National Bank

 W. David Hemingway           Executive Vice President of Zions First National Bank

 Richard G. Crandall          Vice President of Zions First National Bank

 Russell W. Miller            President of Zions Insurance Agency, Inc.

     The address of each fiduciary listed above is 1380 Kennecott Building, Salt Lake City, Utah 84133.

(b) No compensation is paid to the Committee members by the Plan. All expenses of the Plan and its administration are paid by the Company.

ITEM 6.  CUSTODIAN OF INVESTMENTS

(a) Zions First National Bank, One South Main Street, Salt Lake City, Utah 84133 is the custodian and trustee.

(b)  The custodian and trustee receive no compensation from the Plan.

ITEM 7.  REPORTS TO PARTICIPATING EMPLOYEES

Participating employees are furnished an annual statement reflecting the status of their accounts as of the end of the fiscal year.

ITEM 8.  INVESTMENT OF FUNDS

As elected by participants, approximately seventy-two percent of the assets of the Plan are invested in securities of the Company, approximately thirteen percent in the Fidelity mutual fund, approximately thirteen percent in the money market fund, and approximately two percent invested in the fixed income fund.

ITEM 9.  FINANCIAL STATEMENTS AND EXHIBITS

 (a)  Financial Statements                                                                                Page
                                                                                                          ----
         Report of Independent Auditors                                                                    90

         Statements of Net Assets Available for Benefits - December 31, 1993 and 1992                      91

         Statements of Changes in Net Assets Available for Benefits - Years ended
            December 31, 1993, 1992, and 1991                                                              92

         Notes to Financial Statements                                                                     93

         Schedules - Schedules I, II, and III have been omitted for the reasons that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(b)      Exhibits - None

                          Independent Auditors' Report


The Trust Committee
Zions Bancorporation Employee
   Investment Savings Plan:


We have audited the accompanying statements of net assets available for benefits of Zions Bancorporation Employee Investment Savings Plan as of December 31, 1993 and 1992, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1993. These financial statements are the responsibility of the Plan's administrators. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the plan's administrators, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Zions Bancorporation Employee Investment Savings Plan as of December 31, 1993 and 1992, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.



                                            KPMG Peat Marwick


Salt Lake City, Utah
March 16, 1994

                              ZIONS BANCORPORATION
                        EMPLOYEE INVESTMENT SAVINGS PLAN

                Statements of Net Assets Available for Benefits

                           December 31, 1993 and 1992


                                                                                          1993        1992
                                                                                          ----        ----
Assets:
  Investments, at market value:
    Zions Bancorporation common stock (approximate cost of $9,689,000 in 1993 and
      $9,755,000 in 1992)                                                            $18,828,375     22,720,320
    Fidelity mutual fund (approximate cost of $3,229,000 in 1993 and $1,318,000
      in 1992)                                                                         3,525,534      1,432,841
    Money market fund                                                                  3,477,123      1,591,280
    Fixed income fund (approximate cost of $515,000 in 1993)                             526,295        -
    Short-term investment fund                                                             3,207          2,432
                                                                                     -----------    -----------
                                                                                      26,360,534     25,746,873
  Contributions receivable:
   Employees                                                                              69,556         29,044
   Zions Bancorporation                                                                   15,782          6,170
  Participant loans receivable                                                         1,341,223        775,238
  Dividends receivable                                                                   142,484        129,345
  Interest receivable                                                                      5,187          4,435
  Due from Zions Bancorporation                                                            4,095          1,956
                                                                                     -----------    -----------
        Total assets                                                                  27,938,861     26,693,061

Liabilities:
  Accounts payable                                                                         3,656          8,700
  Excess contribution refunds                                                             90,183         -
                                                                                     -----------    -----------
        Total liabilities                                                                 93,839          8,700
                                                                                     -----------    -----------
Net assets available for benefits                                                    $27,845,022     26,684,361
                                                                                     ===========    ===========





See accompanying notes to financial statements.

                              ZIONS BANCORPORATION
                        EMPLOYEE INVESTMENT SAVINGS PLAN

           Statements of Changes in Net Assets Available for Benefits

                 Years ended December 31, 1993, 1992, and 1991

                                                                       1993            1992             1991
                                                                   -----------     -----------       -----------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in market value of
      investments                                                  $  (118,055)     10,477,861        3,606,687
    Dividends                                                          564,557         508,484          479,798
    Capital gain distributions                                         198,053          83,830           62,501
    Interest                                                           169,448          58,427           67,736
                                                                   -----------     -----------       ----------
                                                                       814,003      11,128,602        4,216,722
                                                                   -----------     -----------       ----------
  Contributions:
    Employees                                                        1,326,267       1,683,313        1,551,756
    Zions Bancorporation                                               271,519         592,491          572,619
    Plan rollovers                                                     196,725           -                -
                                                                   -----------     -----------       ----------
                                                                     1,794,511       2,275,804        2,124,375
                                                                   -----------     -----------       ----------
         Total additions                                             2,608,514      13,404,406        6,341,097
Deductions from net assets attributed to:
  Benefits paid directly to participants                            (1,447,853)     (1,706,335)      (1,457,874)
  Transfer of assets to Zions Bancorporation Employee
    Stock Savings Plan                                                   -          (1,390,989)           -
                                                                   -----------     -----------       ----------
         Total deductions                                           (1,447,853)     (3,097,324)      (1,457,874)
                                                                   -----------     -----------       ----------
         Net increase                                                1,160,661      10,307,082        4,883,223

Net assets available for benefits:

  Beginning of year                                                 26,684,361      16,377,279       11,494,056
                                                                   -----------     -----------       ----------
  End of year                                                      $27,845,022      26,684,361       16,377,279
                                                                   ===========     ===========       ==========


See accompanying notes to financial statements.

                              ZIONS BANCORPORATION
                        EMPLOYEE INVESTMENT SAVINGS PLAN

                         Notes to Financial Statements


                       December 31, 1993, 1992, and 1991



(1) Description of the Plan

    Zions Bancorporation Employee Investment Savings Plan (the Plan) is a single employer contributory plan that is designed to provide retirement benefits for eligible employees under a pretax salary reduction (deferral) arrangement and, if employees so elect, an opportunity to acquire stock ownership in Zions Bancorporation (the Company).


(2) Summary of Significant Accounting Policies

    The following is a summary of significant accounting policies followed by the Plan in the preparation of its financial statements.

    (a)  Basis of Presentation

         The Plan's financial statements are presented on the accrual basis of accounting.

    (b)  Investments

         Investments in common stock of Zions Bancorporation, Fidelity mutual fund, and fixed income fund shares are carried at market value in the accompanying financial statements. The investments in the money market fund and short-term investment fund represent cash equivalents. Purchases and sales of investments are recorded on a trade-date basis.

    (c)  Cost of Administration

         All costs of administration are absorbed by the Company.


(3) Eligibility

    Participation in the Plan is voluntary. An employee is eligible to become a participant on January 1 or July 1, whichever coincides with, or immediately follows, the latter of the date on which the employee completes at least 1,000 hours of service during 12 continuous months and attains the age of 21. At December 31, 1993 and 1992, there were 1,405 participants and 1,266 participants, respectively, in the Plan.

                              ZIONS BANCORPORATION
                        EMPLOYEE INVESTMENT SAVINGS PLAN

                         Notes to Financial Statements

(4) Employee and Company Contributions

    Participants may elect to contribute one to fifteen percent of their compensation to the Employee Investment Savings Plan, limited by participant contributions made to Zions Bancorporation Employee Stock Savings Plan. The contributions are invested in one or more of the following investment options: (i) the Company's stock, (ii) the Fidelity mutual fund, (iii) a money market fund, and (iv) a fixed income fund. The Company contributes an amount equal to 25 percent of the contribution made by each participant up to ten percent of their compensation with no match made on contributions in excess thereof. The maximum amount a participant may contribute to the Plan in a calendar year is the lesser of fifteen percent of their compensation, or $8,994, for 1993.


(5) Allocation of Income or Loss

    Net appreciation (depreciation) in market value of investments, dividends, interest income, and capital gains are allocated to each participant's account in proportion to the investment shares held in that participant's account to the total investment shares held in the Plan.


(6) Vesting and Payment of Benefits

    Employee contributions and the employees' share of the Company contributions are 100 percent vested at all times. Benefits are paid upon death, disability, retirement, or earlier subject to certain restrictions. Benefits are paid in shares of stock and/or cash pursuant to the nature of the investment vehicle selected by the participant.


(7) Income Taxes

    The Plan obtained its latest determination letter on November 5, 1985, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. The Company is in the process of obtaining a new letter for the Plan. However, the plan administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, they believe that the Plan was qualified and the related trust was tax-exempt as of the financial statement date.

                              ZIONS BANCORPORATION
                        EMPLOYEE INVESTMENT SAVINGS PLAN

                         Notes to Financial Statements

(8) Investments

    The investments in common stock of the Company and the Fidelity mutual fund, consists of 508,875 and 597,903 shares, and 193,923 and 57,336 shares, respectively, at December 31, 1993 and 1992. The investment in the fixed income fund consists of 24,207 shares at December 31, 1993.

    The net unrealized appreciation (depreciation) in market value for each of the years in the three-year period ended December 31, 1993, in comparison to the market value at the beginning of each year is as follows:

                       Investment                         1993          1992            1991
                       ----------                         ----          ----            ----
         Zions Bancorporation common stock               $(222,329)     10,477,363      3,453,584
         Fidelity mutual fund                              122,428             498        153,103
         Fixed income fund                                 (18,154)          -               -
                                                         ---------      ----------      ---------
                 Net appreciation (depreciation)
                  in market value                        $(118,055)     10,477,861      3,606,687
                                                         =========      ==========      =========


(9) Plan Amendments

    The Plan became effective on January 1, 1984, and has been amended and restated at various times thereafter. The Plan was completely amended and restated as of October 1, 1992. Amendment provisions include the following:

    (a)  Participant Contributions

         Participants can elect a pretax reduction from one percent to a maximum of fifteen percent of total compensation as a participant contribution, depending in part on the extent to which the participant contributes to the Zions Bancorporation Employee Stock Savings Plan.

    (b)  Company Contributions

         Matching contributions are made by the Company on behalf of each participant in the amount of twenty-five percent of participant contributions (note 4), but not in excess of ten percent of compensation.

    (c)  Participant Elections

         Participants may change quarterly investment elections for funds already invested in their accounts.

                              ZIONS BANCORPORATION
                        EMPLOYEE INVESTMENT SAVINGS PLAN

                         Notes to Financial Statements

    (d)  Investment Options

         The Plan maintains four separate types of investment funds: (i) company securities, which consists of Company stock and short-term investments pending the acquisition of Company securities; (ii) Fidelity mutual fund, which invests primarily in a diversified portfolio of U.S. common stocks, which are invested to track closely with the Standard and Poors 500 index; (iii) money market fund, which consists of, but is not limited to, certificates of deposit, commercial paper, and U.S. treasury bills; and (iv) fixed income fund, which invests primarily in government, mortgage, and corporate bonds.

    (e)  Participant Loans

         Beginning October 1, 1992, a participant who is an active employee may apply for and obtain a loan of up to fifty percent of the eligible amounts in their account. Loans may not exceed five years and must be secured by the participants account. Loan repayment is made through payroll deduction.


(10)  Financial Information by Fund Type

      Financial information by fund type as of, and for the year ended December 31, 1993, are as follows:
          Statement of Net Assets Available for Benefits by Fund Type



                                                 December 31, 1993

                                      Zions
                                     Bancorp-
                                     oration          Fidelity
                                     common            mutual           Money         Fixed
                                      stock             fund            market        income         Loans       Total
                                      -----           --------          ------        ------         -----       -----
Assets:
Investments, at
  market value:
  Zions
  Bancorporation
    common stock                 $ 18,828,375               -                 -              -             -    18,828,375
  Fidelity mutual
    fund                                    -       3,525,534                 -              -             -     3,525,534
  Money market
    fund                                    -               -         3,477,123              -             -     3,477,123
  Fixed income
    fund                                    -               -                 -        526,295             -       526,295
  Short-term
    investment
    fund                                3,207               -                 -              -             -         3,207
                                 ------------    ------------      ------------   ------------   -----------  ------------

                                   18,831,582       3,525,534         3,477,123        526,295             -    26,360,534

                              ZIONS BANCORPORATION
                        EMPLOYEE INVESTMENT SAVINGS PLAN

                         Notes to Financial Statements

(10) Financial Information by Fund Type (continued)

                                              Zions
                                             Bancorp-
                                             oration          Fidelity
                                             common            mutual            Money         Fixed
                                              stock             fund             market        income         Loans       Total
                                             -------          --------           ------        ------         -----       -----
     Contributions
      receivable:
         Employees                     $    21,395            28,533             17,416        2,212              -         69,556
         Zions
          Bancorporation                     4,692             6,554              4,192          344              -         15,782
     Participant loans
      receivable                               -                 -                 -            -         1,341,223      1,341,223
     Dividends receivable                  142,484               -                 -            -                 -        142,484
     Interest receivable                       -                 -                5,187         -                 -          5,187
     Due from Zions
       Bancorporation                          -               2,624               -           1,471              -          4,095
                                       -----------         ---------          ---------      -------      ---------     ----------
           Total assets                 19,000,153         3,563,245          3,503,918      530,322      1,341,223     27,938,861

  Liabilities:
     Accounts payable                        2,774              -                  -             882              -          3,656
     Excess contribution
       refunds                              28,807            37,652             19,478        4,246              -         90,183
                                       -----------         ---------          ---------      -------      ---------     ----------
            Total
              liabilities                   31,581            37,652             19,478        5,128              -         93,839
                                       -----------         ---------          ---------      -------      ---------     ----------
  Net assets available
   for benefits                        $18,968,572         3,525,593          3,484,440      525,194      1,341,223     27,845,022
                                       ===========         =========          =========      =======      =========     ==========

                              ZIONS BANCORPORATION
                        EMPLOYEE INVESTMENT SAVINGS PLAN

                         Notes to Financial Statements

(10) Financial Information by Fund Type (continued)
          Statement of Changes in Net Assets Available for Benefits by Fund Type
                          Year ended December 31, 1993

                                              Zions
                                             Bancorp-
                                             oration          Fidelity
                                             common            mutual           Money         Fixed
                                              stock            fund             market        income         Loans       Total
                                              -----            ----             ------        ------         -----       -----
 Additions to net assets
  attributed to:
    Investment income:
      Net appreciation
       (depreciation) in
       market value of
       investments                     $  (222,329)             122,428           -            (18,154)         -          (118,055)
      Dividends                            500,811               36,822           -             26,924          -           564,557
      Capital gain
        distributions                          -                184,807           -             13,246          -           198,053
      Interest                              62,156                8,654        98,475              163          -           169,448
                                       -----------             --------      --------          -------     --------      ----------
                                           340,638              352,711        98,475           22,179          -           814,003
                                       -----------             --------      --------          -------     --------      ----------
  Contributions:
    Employees                              444,853              535,485       303,659           42,270          -         1,326,267
    Zions
      Bancorporation                        73,559              120,059        71,756            6,145          -           271,519
    Plan rollovers                          97,314               23,002        61,671           14,738          -           196,725
                                       -----------             --------      --------          -------     --------      ----------
                                           615,726              678,546       437,086           63,153          -         1,794,511
                                       -----------             --------      --------          -------     --------      ----------
  Principal loan
    payments                               181,877               23,474        24,383              480     (230,214)          -
                                       -----------             --------      --------          -------     --------      ----------
        Total additions                  1,138,241            1,054,731       559,944           85,812     (230,214)      2,608,514

 Deductions from net
   assets attributed to:
      Benefits paid
        directly to
        participants                      (954,245)            (127,202)     (351,331)             (28)     (15,047)     (1,447,853)
      Loans disbursed                     (583,465)             (81,030)     (143,291)          (3,460)     811,246           -
                                       -----------             --------      --------          -------     --------      ----------
          Total
             deductions                 (1,537,710)            (208,232)     (494,622)          (3,488)     796,199      (1,447,853)
                                       -----------             --------      --------          -------     --------      ----------

                              ZIONS BANCORPORATION
                        EMPLOYEE INVESTMENT SAVINGS PLAN

                         Notes to Financial Statements

(10)     Financial Information by Fund Type (continued)


                                              Zions
                                             Bancorp-
                                             oration          Fidelity
                                             common            mutual           Money         Fixed
                                              stock             fund            market        income         Loans       Total
                                             -------           ------           ------        ------         -----       -----
Interfund transfers                     $(3,504,699)         1,251,016      1,810,813       442,870             -            -
                                        -----------          ---------      ---------       -------       ---------    ----------
          Net increase
            (decrease)                   (3,904,168)         2,097,515      1,876,135       525,194         565,985     1,160,661

Net assets available
 for benefits:
   Beginning of year                     22,872,740          1,428,078      1,608,305           -           775,238    26,684,361
                                        -----------         ----------      ---------       -------       ---------    ----------
   End of year                          $18,968,572          3,525,593      3,484,440       525,194       1,341,223    27,845,022
                                        ===========         ==========      =========       =======       =========    ==========