Form 10-Q
period 1994-03-31
ZIONS BANCORPORATION /UT/
filed 1994-05-11
CIK 109380

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to  ___________________


COMMISSION FILE NUMBER 0-2610



                              ZIONS BANCORPORATION
             (Exact name of Registrant as specified in its charter)



              UTAH                                                                    87-0227400
         -------------                                                             ------------------
   (State or other jurisdiction                                                     (I.R.S. Employer
 of incorporation or organization)                                                 Identification No.)


        1380 KENNECOTT BUILDING
          SALT LAKE CITY, UTAH                                                              84133
       --------------------------                                                        -----------
 (Address of principal executive offices)                                                 (Zip Code)

Registrant's telephone number, including area code:  (801) 524-4787

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirement for the past 90 days.    Yes  X   No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 28, 1994 14,213,257 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                     INDEX



                                                                                                           Page
                                                                                                           ----
PART I.  FINANCIAL INFORMATION
         ---------------------
         ITEM 1. Financial Statements (unaudited)

                          Consolidated Balance Sheets                                                      3
                          Consolidated Statements of Income                                                5
                          Consolidated Statements of Cash Flows                                            6
                          Consolidated Statements of Retained Earnings                                     7
                          Notes to Consolidated Financial Statements                                       8

         ITEM 2. Management's Discussion and Analysis                                                      9


PART II.         OTHER INFORMATION
                 -----------------

         ITEM 6. Exhibits and Reports on Form 8-K                                                          20


SIGNATURES                                                                                                 20
- - - ----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                          March 31,              December 31,
 (In thousands)                                                             1994                     1993
                                                                    -----------------         -----------------
 Assets
 Cash and due from banks                                                   $  270,724                $  338,970
 Money market investments:
       Interest-bearing deposits                                               24,939                    24,967
       Federal funds sold and security resell agreements                      652,186                   572,713


 Investments:
      Held to maturity at cost (approximate
           market value $869,225 and $830,087):
           Taxable                                                            682,134                   617,019
           Nontaxable                                                         182,349                   196,241
      Available for sale at market                                            331,176                   347,346
      Trading account securities at market                                    430,601                    98,333
                                                                            ---------                ----------
                                                                            1,626,260                 1,258,939
 Loans:
      Loans held for sale at cost, which approximates market                  208,238                   238,206
      Loans, leases and other receivables                                   2,344,479                 2,269,970
                                                                            ---------                 ---------
                                                                            2,552,717                 2,508,176
      Less:
           Unearned income and fees, net of related costs                      20,911                    21,830
           Allowance for loan losses                                           67,984                    68,461
                                                                           ----------                ----------
                                                                            2,463,822                 2,417,885


 Premises and equipment, at cost, less accumulated depreciation                72,862                    72,049
 Amounts paid in excess of net assets of acquired businesses                   11,820                    11,920
 Other real estate owned                                                        1,941                     3,267
 Other assets                                                                 107,618                   100,344
                                                                            ---------                 ---------
           Total assets                                                    $5,232,172                $4,801,054
                                                                            =========                 =========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

                                                                             March 31,        December 31,
 (In thousands)                                                                1994              1993
                                                                           -----------       ---------------
 Liabilities and Shareholders' Equity
 Deposits:
      Noninterest-bearing demand                                               $  832,222           $   879,908
      Interest-bearing:
           Savings and money market                                             1,974,572             1,867,483
           Time under $100,000                                                    516,724               535,456
           Time over $100,000                                                      90,992                80,879
           Foreign                                                                 78,992                68,563
                                                                               ----------            ----------
                                                                                3,493,502             3,432,289

 Securities sold, not yet purchased                                               348,951                46,640

 Federal funds purchased and security repurchase agreements                       763,220               595,200
 Accrued liabilities                                                               67,926                66,497

 Federal Home Loan Bank advances and other borrowings:
      Less than one year                                                           25,429               136,140
      Over one year                                                               155,086               152,109
 Long-term debt:
      Subordinated notes                                                           54,000                54,000
      Industrial revenue bonds                                                      1,550                 1,550
      Other long-term debt                                                          3,800                 4,037
                                                                               ----------            ----------
           Total liabilities                                                    4,913,464             4,488,462
                                                                                ---------             ---------

 Shareholders' equity:
      Capital stock:
           Preferred stock, without par value; authorized 3,000,000 shares;
                issued and outstanding, none                                           --                    --
           Common stock, without par value; authorized 30,000,000
                shares;  issued and outstanding, 14,208,661
                and 14,201,367 shares                                              66,381                66,257
      Net unrealized holding gains and losses on securities available for sale    (1,561)                   415
      Retained earnings                                                           253,888               245,920
                                                                                ---------             ---------
           Total shareholders' equity                                             318,708               312,592
                                                                                ---------             ---------

           Total liabilities and shareholders' equity                          $5,232,172            $4,801,054
                                                                                =========             =========


ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                                     Three Months Ended
                                                                                                        March 31,
                                                                                                  -------------------
(In thousands)                                                                                   1994                1993
                                                                                                 ----                ----
Interest income:
     Interest and fees on loans                                                               $45,876             $40,625
     Interest on loans held for sale                                                            3,259               2,999
     Interest on money market investments                                                       7,664               5,223
     Interest on securities:
          Held to maturity:
                   Taxable                                                                      8,152              13,315
                   Nontaxable                                                                   2,436               1,880
          Available for sale                                                                    4,841                  --
              Trading account                                                                   2,477               1,052
     Lease financing                                                                            2,508               2,497
                                                                                               ------              ------
              Total interest income                                                            77,213              67,591
                                                                                               ------              ------
Interest expense:
     Interest on savings and money market deposits                                             13,016              12,116
     Interest on time deposits under $100,000                                                   5,115               6,555
     Interest on time deposits over $100,000                                                      760                 710
     Interest on foreign deposits                                                                 554                 341
     Interest on securities sold, not yet purchased                                               899                   -
     Interest on borrowed funds                                                                12,068               6,777
                                                                                               ------              ------
          Total interest expense                                                               32,412              26,499
                                                                                               ------              ------
            Net interest income                                                                44,801              41,092
Provision for loan losses                                                                         290               1,365
                                                                                              -------              ------
            Net interest income after provision for loan losses                                44,511              39,727
                                                                                               ------              ------
Other operating income:
     Service charges on deposit accounts                                                        5,951               5,613
     Other service charges, commissions and fees                                                5,201               4,367
     Trust income                                                                               1,092               1,122
     Investment securities gains (losses), net                                                  (169)                   3
     Trading account income (loss)                                                              (310)                 427
     Loan sales and servicing income                                                            3,496               2,940
     Other income                                                                               1,135               1,294
                                                                                               ------              ------
            Total other operating income                                                       16,396              15,766
                                                                                               ------              ------
Other operating expenses:
     Salaries and employee benefits                                                            22,953              18,911
     Occupancy, net                                                                             2,123               1,957
     Furniture and equipment expense                                                            2,666               2,085
     Other real estate expense                                                                    140                 138
     Legal and professional services                                                            1,987                 974
     Supplies                                                                                   1,277               1,233
     Postage                                                                                    1,189               1,016
     FDIC premiums                                                                              1,821               1,855
     Amortization of intangible assets                                                            891                 946
     Loss on early extinguishment of debt                                                          --               6,022
     Other expenses                                                                             7,444               6,928
                                                                                               ------              ------
            Total other operating expenses                                                     42,491              42,065
                                                                                               ------              ------
Income before income taxes and cumulative effect
     of changes in accounting principles                                                       18,416              13,428
Income taxes                                                                                    5,978               4,341
                                                                                               ------              ------
Net income before cumulative effect of changes in accounting principles                        12,438               9,087
Cumulative effect of changes in accounting principles                                              --               1,659
                                                                                             --------             -------
Net income                                                                                    $12,438             $10,746
                                                                                               ======              ======

Weighted average common and common equivalent shares outstanding                               14,155              14,422
Earnings per common share:
Income before cumulative effect of changes in accounting principles                             $0.88               $0.63
Cumulative effect of changes in accounting principles                                              --                 .12
                                                                                                -----               -----
Net income per common share                                                                     $0.88               $0.75
                                                                                                =====               =====

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                                ---------------------

 (In thousands)                                                                                   1994                     1993
                                                                                                  ----                     ----
 Cash flows from operating activities:
      Net income                                                                         $       12,438                $   10,746
      Adjustments to reconcile net income to net cash
           provided by operating activities:
           Provision for loan losses                                                                290                     1,365
           Write-downs of other real estate owned                                                    85                        55
           Depreciation of premises and equipment                                                 2,110                     1,744
           Amortization of premium on core deposits and
                other intangibles                                                                   891                       946
           Amortization of net premium/discount on
                investment securities                                                             1,592                     1,233
           Accretion of unearned income and fees, net of
                related costs                                                                      (919)                     (876)
           Proceeds from sales of trading account securities                                 20,325,247                   772,146
           Increase in trading account securities                                           (20,657,515)                 (779,253)
           Net (gain) loss on sales of investment securities                                        169                        (3)
           Proceeds from loans held for sale                                                    242,803                   224,530
           Increase in loans held for sale                                                     (211,430)                 (137,042)
           Net gain on sales of loans, leases and other assets                                   (1,511)                   (1,895)
           Net gain on sales of other real estate owned                                             (11)                       (7)
           Change in accrued income taxes                                                         4,899                     4,395
           Change in accrued interest receivable                                                 (2,640)                      732
           Change in other assets                                                                (5,201)                   (5,711)
           Change in accrued interest payable                                                     3,244                        44
           Change in accrued liabilities                                                         (6,714)                    7,586
                                                                                          --------------                ---------
                Net cash provided by (used in) operating activities                            (292,173)                  100,735
                                                                                           -------------                 --------
 Cash flows from investing activities:
      Net increase in money market investments                                                  (79,445)                 (107,594)
      Proceeds from sales of investment securities held to maturity                                  --                        63
      Proceeds from maturities of investment securities held to maturity                         23,149                    50,298
      Purchases of investment securities held to maturity                                       (76,486)                 (205,559)
      Proceeds from sales of investment securities available for sale                            67,332                        --
      Proceeds from maturities of investment securities available for sale                       70,523                        --
      Purchases of investment securities available for sale                                    (123,661)                       --
      Proceeds from sales of loans and leases                                                        --                     1,810
      Net increase in loans and leases                                                          (75,981)                  (47,444)
      Principal collections on leveraged leases                                                      --                       187
      Proceeds from sales of premises and equipment                                                 264                        67
      Purchases or premises and equipment                                                        (3,184)                   (3,232)
      Proceeds from sales of other real estate owned                                              1,957                     1,100
      Proceeds from sales of mortgage servicing rights                                               11                       449
      Purchases of mortgage servicing rights                                                       (224)                     (155)
      Proceeds from sales of other assets                                                            92                         9
      Cash paid for acquisitions, net of cash received                                               (1)                    4,451
                                                                                          --------------                 --------

                Net cash used in investing activities                                          (195,654)                 (305,550)
                                                                                            -----------                   -------

 ZIONS BANCORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
 (Unaudited)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                            --------------------
 (In thousands)                                                                        1994                    1993
                                                                                       ----                    ----

 Cash flows from financing activities:
      Net increase in deposits                                                 $       61,213                $   16,232
      Net change in short-term funds borrowed                                         359,973                   122,159
      Proceeds from FHLB advances over one year                                         6,808                     1,723
      Payments on FHLB advances over one year                                          (3,831)                      (66)
      Payments on long-term debt                                                         (237)                     (212)
      Proceeds from issuance of common stock                                              125                       276
      Dividends paid                                                                   (4,470)                   (3,070)
                                                                                -------------                 ---------
                Net cash provided by financing activities                             419,581                   137,042
                                                                                 ------------                  --------
 Net decrease in cash and due from banks                                              (68,246)                  (67,773)
 Cash and due from banks at beginning of period                                       338,970                   323,932
                                                                                 ------------                  --------
 Cash and due from banks at end of period                                       $     270,724                 $ 256,159
                                                                                 ============                  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                      ----------------------

                    (In thousands)                                                   1994                 1993
                                                                                     ----                 ----
                    Cash paid for:
                         Interest                                                  $29,296              $26,153
                         Income taxes                                                  585                  922
                    Loans transferred to other real estate owned                       705                  780

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Unaudited)

                                                                             Three Months Ended          Twelve Months Ended
                                                                                  March 31,                   December 31,
                                                                            ---------------------         ------------------

              (In thousands)                                                1994           1993                   1993
                                                                            ----           ----                   ----
              Balance at beginning of period                             $245,920        $197,992                  $197,992
              Add:
                   Net income                                              12,438          10,746                    58,205
                   Retained earnings of company acquired                       --           2,428                     2,428
                                                                        ---------        --------                  --------
                                                                          258,358         211,166                   258,625
              Deduct  cash dividends:
                   Preferred paid to minority shareholder of                    7              --                        13
              subsidiary
                   Common, per share $ .28 in 1994 and                      4,463           2,585                    12,207
                        $ .21 and $ .98 in 1993                                --             485                       485
                                                                       ----------        --------                  --------
                   Common dividend of NBA prior to merger

              Balance at end of period                                   $253,888        $208,096                  $245,920
                                                                          =======         =======                   =======

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements give effect to the merger of Zions Bancorporation and National Bancorp of Arizona Inc. (NBA) on January 14, 1994, which has been accounted for as a pooling of interests, and amounts in the 1993 consolidated financial statements have been restated to give effect to this merger. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1993.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                                ---------------

 (In thousands, except per share and ratio data)                                            1994      1993    % Change
                                                                                            ----      ----    --------
 EARNINGS:

 Net income before cumulative effect
      of changes in accounting principles                                                  $12,438   $ 9,087      36.9

 Net income                                                                                 12,438    10,746      15.7
 PER COMMON SHARE:

 Net income before cumulative effect
      of changes in accounting principles                                                 $    .88  $    .63      39.7
 Net income                                                                                    .88       .75      17.3

 Dividends                                                                                     .28       .21      33.3

 Book value at March 31                                                                      22.43     19.42      15.5
 Market value at March 31                                                                    37.00     48.00    (22.9)

 (In thousands)
 Weighted average common and common
      equivalent shares outstanding                                                         14,155    14,422

 Common shares outstanding at March 31                                                      14,209    14,094

 PERFORMANCE RATIOS:
 Net interest margin                                                                         3.79%     4.58%

 Return on average assets                                                                     .95%     1.07%
 Return on average common equity                                                             16.0%     16.2%

 Dividend payout ratio                                                                       35.9%     28.6%

 Nonperforming assets to loans, leases
      and other real estate owned at March 31                                                 .99%     1.72%
 CAPITAL RATIOS:

 Average equity to average assets                                                            5.92%     6.62%
 Tier I leverage at March 31                                                                 5.58%     6.47%

 Tier I risk-based capital at March 31                                                      10.84%    10.63%

 Total risk-based capital at March 31                                                       14.05%    15.07%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Consolidated income before cumulative effect of changes in accounting principles was $12,438,000 or $.88 per share for the first quarter 1994, an increase of 36.9% and 39.7%, respectively, over the $9,087,000 or $.63 per share earned in the same period a year ago.

Consolidated net income for the first quarter of 1994 increased 15.7% to $12,438,000 from $10,746,000 a year ago, while earnings per share increased 17.3% to $.88 from $.75 in the first quarter of 1993. The Company adopted new accounting principles with respect to post-retirement benefits and income taxes in the first quarter of 1993, resulting in a benefit of $1,659,000 or $.12 per share. The earnings of the first quarter of 1993, however, were also negatively affected by a one-time expense of $6,022,000 included in other operating expenses related to early extinguishment of certain long-term debt. Amounts in the 1993 consolidated financial statements have been restated to give effect to the merger of Zions Bancorporation and National Bancorp of Arizona Inc. on January 14, 1994, which has been accounted for as a pooling of interests.

The Company's first-quarter earnings relative to the same period a year ago reflect a $3,709,000 (9.0%) increase in interest income, a $1,075,000 (78.8%)
decrease in the provision for loan losses, a $630,000 (4.0%) increase in other operating income, a $6,448,000 (17.9%) increase in other operating expenses (excluding the aforementioned expense relating to the early extinguishment of debt) and a $1,637,000 (37.7%) increase in income tax expense.

The annualized return on average assets for the first three months of 1994 was .95%, resulting in a return on average common shareholders' equity of 16.0%, compared to 1.07% and 16.2%, respectively, for the first three months of 1993.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the first quarter of 1994, adjusted to a fully taxable-equivalent basis, increased 9.2% to $45,845,000 compared to $41,977,000 for the first quarter of 1993. Net interest margin was 3.79% compared to 4.58% for the first quarter of 1993.

The yield on average earning assets decreased 100 basis points during the first quarter of 1994 as compared to the first quarter of 1993, and the average rate paid this quarter on interest-bearing funds decreased 30 basis points from the first quarter of 1993. The spread on average interest-bearing funds for the first quarter of 1994 was 3.30%, down from the 4.00% for the first quarter of 1993.

The Company attempts to minimize interest rate movement sensitivity through the management of interest rate maturities and the use of off- balance sheet arrangements such as caps, floors and interest rate exchange contract agreements. The cost to the Company of the use of such off-balance sheet arrangements for the first quarter of 1994 was $12,000 compared to $217,000 for the first quarter of 1993.

The increased level of taxable-equivalent net interest income in the first quarter of 1994, compared to the same period in 1993, was influenced primarily by a 32.1% increase in average earning assets. The decrease in net interest margin resulted primarily from increased borrowings related to increased trading activity, and the effect of rates on earning assets declining more than rates paid on interest-bearing funds.

ZIONS BANCORPORATION AND SUBSIDIARIES
NET INTEREST INCOME AND RATES
(Unaudited)

                                                                 Three Months Ended
                                                                     March 31, 1994
                                                           -----------------------------

                                                       Average     Amount of      Average
 (In thousands)                                       Balance      Interest*      Rate
                                                     ---------   -----------  -----------
 Money market investments:
      Interest-bearing deposits                    $    24,851      $    248        4.05%
      Federal funds sold and security
           resell agreements                           972,972         7,416        3.09%
      Other money market investments                        --            --          --%
                                                    ----------       -------        ----
           Total money market investments              997,823         7,664        3.11%
                                                      --------        ------        ----

 Securities:
      Held to maturity:
           Taxable                                     668,812         8,152        4.94%
           Nontaxable                                  180,767         3,480        7.81%
      Available for sale                               346,134         4,841        5.67%
      Trading account securities                       208,633         2,477        4.81%
                                                     ---------        ------        ----
           Total securities                          1,404,346        18,950        5.47%
                                                     ---------        ------       -----

 Loans:
      Loans held for sale                              223,830         3,259        5.90%
      Loans, leases and other receivables**          2,281,905        48,384        8.60%
                                                     ---------        ------        ----
           Total loans                               2,505,735        51,643        8.36%
                                                     ---------        ------        ----
           Total earning assets                     $4,907,904       $78,257        6.47%
                                                     =========        ======        ====
 Interest-bearing deposits:
      Savings                                       $  738,907      $  5,113        2.81%
      Money market                                   1,180,735         7,903        2.71%
      Time under $100,000                              523,529         5,115        3.96%
      Time over $100,000                                82,888           760        3.72%
      Foreign                                           80,181           554        2.80%
                                                     ---------        ------        ----
           Total interest-bearing deposits           2,606,240        19,445        3.03%
                                                     ---------        ------        ----

 Borrowed funds:
      Securities sold, not yet purchased                78,692           899        4.63%
      Federal funds purchased and security
           repurchase agreements                     1,195,889         8,737        2.96%
      FHLB advances and other borrowings:
           Less than one year                           51,481           496        3.91%
           Over one year                               152,960         1,443        3.83%
      Long-term debt                                    59,420         1,392        9.50%
                                                     ---------        ------        ----
           Total borrowed funds                      1,538,442        12,967        3.42%
                                                     ---------        ------        ----
           Total interest-bearing funds             $4,144,682       $32,412        3.17%
                                                     =========        ======        ====
 Net interest income                                                 $45,845

 Net interest margin                                                                3.79%

 Spread on average interest-bearing funds                                           3.30%

   *Taxable-equivalent rates used where applicable.
 ** Net of unearned income and fees, net of related cost.
    Loans include nonaccrual and restructured loans

ZIONS BANCORPORATION AND SUBSIDIARIES
NET INTEREST INCOME AND RATES
(Unaudited)

                                                                   Three Months Ended
                                                                     March 31, 1993
                                                             ---------------------------

                                                       Average    Amount of       Average
 (In thousands)                                       Balance    Interest*        Rate
                                                     ---------  -----------    ----------
 Money market investments:
      Interest-bearing deposits                     $  169,130       $ 2,037        4.88%
      Federal funds sold and security
           resell agreements                           354,651         2,919        3.34%
      Other money market investments                    38,672           267        2.80%
                                                     ---------        ------       -----
           Total money market investments              562,453         5,223        3.77%
                                                     ---------        ------       -----

 Securities:
           Held to maturity:
                Taxable                                864,745        13,315        6.24%
                 Nontaxable                            127,987         2,765        8.76%
           Available for sale                               --            --          --%
           Trading account securities                   36,979         1,052       11.54%
                                                     ---------        ------       -----
           Total securities                          1,029,711        17,132        6.75%
                                                     ---------        ------       -----

 Loans:
      Loans held for sale                              185,109         2,999        6.57%
      Loans, leases and other receivables**          1,939,009        43,122        9.02%
                                                     ---------        ------       -----
           Total loans                               2,124,118        46 121        8.81%
                                                     ---------        ------        ----
           Total earning assets                     $3,716,282       $68,476        7.47%
                                                     =========        ======       =====
 Interest-bearing deposits:
      Savings                                       $  624,685       $ 4,648        3.02%
      Money market                                   1,069,957         7,468        2.83%
      Time under $100,000                              595,597         6,555        4.46%
      Time over $100,000                                76,088           710        3.78%
      Foreign                                           54,604           341        2.53%
                                                     ---------        ------       -----
           Total interest-bearing deposits           2,420,931        19,722        3.30%
                                                     ---------        ------       -----

 Borrowed funds:
      Securities sold, not yet purchased                    --            --          --%
      Federal funds purchased and security
            repurchase agreements                      442,852         3,027        2.77%
      FHLB advances and other borrowings:
           Less than one year                           78,521           773        3.99%
           Over one year                                52,811           424        3.26%
       Long-term debt                                   99,116         2,553       10.45%
                                                     ---------        ------       -----
           Total borrowed funds                        673,300         6,777        4.08%
                                                     ---------        ------       -----
           Total interest-bearing funds             $3,094,231       $26,499        3.47%
                                                     =========        ======       =====
 Net interest income                                                 $41,977

 Net interest margin                                                                4.58%

 Spread on average interest-bearing funds                                           4.00%

   *Taxable-equivalent rates used where applicable.
 ** Net of unearned income and fees, net of related cost.
    Loans include nonaccrual and restructured loans

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased 78.8% to $290,000 for the first quarter of 1994, as compared with $1,365,000 for the first quarter of 1993. Net charge-offs for the quarter were $767,000 or .03% of average net loans and leases, compared to $676,000 or .03% of average net loans and leases for the first quarter of 1993.

OTHER OPERATING INCOME

Other operating income for the first quarter of 1994 totaled $16,396,000, an increase of 4.0% from the $15,766,000 for the first quarter of 1993. Comparing the segments of other operating income for the first quarter of 1994 with the first quarter of 1993, service charges on deposit accounts, other service charges, commissions and fees, and loan sales and servicing income increased 6.0%, 19.1% and 18.9%, respectively, while trust income decreased 2.7% and other income decreased 12.3%. Trading account income and loan sales income were adversely affected by mark-to-market adjustments on trading securities and mortgages held for sale as a result of rising interest rates during the first quarter of 1994, and the sale of investment securities in the first quarter of 1994 resulted in net losses compared to small net gains in the first quarter of 1993.

OTHER OPERATING EXPENSES

Other operating expenses for the first quarter of 1994, totaling $42,491,000, increased 17.9% from the $36,043,000 for the first quarter of 1993, excluding the one-time expense of $6,022,000 related to the early extinguishment of debt. Comparing the operating expense segments for the first quarter of 1994 and the first quarter of 1993, salaries and employee benefits increased 21.4%, occupancy, furniture and equipment expenses increased 18.5%, other real estate expense increased 1.4% and the total of all other expenses increased 12.8%.
The increase in salaries and employee benefits resulted primarily from increased staffing in investment and mortgage origination and servicing activities, general salary increases, bonuses and commission costs. The increase in occupancy, furniture and equipment expenses resulted primarily from the expansion of the ATM network, and the installation of personal computers and local area networks during 1993. The increase in all other expenses resulted primarily from increases in legal and professional services, postage and telecommunications related to acquisitions and expansion.

INCOME TAXES

The Company's income taxes increased 37.7% to $5,978,000 for the first quarter of 1994 compared to $4,341,000 for the first quarter of 1993, primarily due to the 37.1% increase in before-tax income. The Company's effective tax rate increased slightly to 32.5% for the first quarter of 1994 from 32.3% for the first quarter of 1993.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS
(Unaudited)

                                                                                             Three Months Ended
                                                                                                March 31,
                                                                                         ----------------------

             (In thousands)                                                                 1994           1993
                                                                                            ----           ----
             Assets
             Cash and due from banks                                                 $  313,212      $  285,380
             Money market investments:
                  Interest-bearing deposits                                              24,851         169,130
                  Federal funds sold and security resell agreements                     972,972         354,651
                  Other money market investments                                             --          38,672
             Securities:
                  Held to maturity:
                       Taxable                                                          668,812         864,745
                       Nontaxable                                                       180,767         127,987
                  Available for sale                                                    346,134              --
                  Trading account securities                                            208,633          36,979
                                                                                       --------       ---------
                                                                                      1,404,346       1,029,711
             Loans:
                  Loans held for sale                                                   223,830         185,109
                  Loans, leases and other receivables                                 2,302,821       1,963,580
                                                                                      ---------       ---------
                                                                                      2,526,651       2,148,689
                  Less:
                       Unearned income and fees, net of related costs                    20,916          24,571
                       Allowance for loan losses                                         68,000          60,586
                                                                                      ---------       ---------
                                                                                      2,437,735       2,063,532
             Premises and equipment, at cost,
                  less accumulated depreciation                                          72,353          65,353
             Amounts paid in excess of net assets of acquired businesses                 11,870          12,271
             Other real estate owned                                                      2,711           5,799
             Other assets                                                                94,048          49,161
                                                                                      ---------       ---------
                       Total assets                                                  $5,334,098      $4,073,660
                                                                                      =========       =========

             Liabilities and shareholders' equity
             Deposits:
                  Noninterest-bearing demand                                         $  813,053      $  653,710
                  Interest-bearing:
                       Savings and money market                                       1,919,642       1,694,642
                       Time under $100,000                                              523,529         595,597
                       Time over $100,000                                                82,888          76,088
                       Foreign                                                           80,181          54,604
                                                                                      ---------       ---------
                                                                                      3,419,293       3,074,641

             Securities sold, not yet purchased                                          78,692              --
             Federal funds purchased and security repurchase agreements               1,195,889         442,852
             Accrued liabilities                                                         60,713          55,959
             Federal Home Loan Bank advances and other borrowings:
                  Less than one year                                                     51,481          78,521
                  Over one year                                                         152,960          52,811
             Long-term debt                                                              59,420          99,116
                                                                                      ----------      ---------
                       Total liabilities                                              5,018,448       3,803,900
                                                                                      ---------       ---------

             Shareholders' equity:
                  Preferred stock                                                            --              --
                  Common stock                                                           66,319          65,502
                  Net unrealized holding gains and losses                                  (573)             --
                  Retained earnings                                                     249,904         204,258
                                                                                      ----------      ---------
                       Total shareholders' equity                                       315,650         269,760
                                                                                      ---------       ---------
                       Total liabilities and shareholders' equity                    $5,334,098      $4,073,660
                                                                                      =========       =========

ZIONS BANCORPORATION AND SUBSIDIARIES

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets grew to $4,907.9 million in the three months ended March 31, 1994 compared to $3,716.3 million in the three months ended March 31, 1993. Earning assets comprised 92.0% of total average assets for the first three months of 1994, compared with 91.2% for the first three months of 1993.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, and other money market investments, increased 77.4% to $997.8 million compared to $562.5 million in the first three months of 1993.

During the first three months of 1994, average securities increased 36.4% to $1,404.3 million compared to $1,029.7 million in the first three months of 1993. Average taxable securities increased 17.4%, nontaxable securities increased 41.2%, and trading account securities increased 464.2% compared with the same period in 1993.

Average net loans and leases increased 18.0% to $2,505.7 million for the first three months of 1994 compared to $2,124.1 million in the first three months of 1993, representing 51.1% of earning assets in the first quarter of 1994 compared to 57.2% in the first quarter of 1993.

LOANS

The Company has structured its organization to separate the lending function from the credit administration function to strengthen the control and independent evaluation of credit activities. Loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has well-defined standards for grading its loan portfolio, and management utilizes the comprehensive loan grading system to determine risk potential in the portfolio. Another aspect of the Company's credit risk management strategy is the diversification of the loan portfolio. The Company has a well-diversified loan portfolio with no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

The table below sets forth the amount of loans outstanding by type at March 31, 1994 and December 31, 1993.

                      (In thousands)
                      Types                                                       March 31, 1994            December 31, 1993
                      -----                                                       --------------            -----------------
                      Loans held for sale                                             $  208,238                   $  238,206
                      Commercial, financial, and agricultural                            511,344                      511,982
                      Real estate:
                              Construction                                               183,832                      213,114

                              Other                                                    1,097,128                    1,022,888
                      Consumer                                                           413,041                      378,679
                      Lease financing                                                    128,403                      130,450

                      Other receivables                                                   10,731                       12,857
                                                                                       ---------                    ---------
                              Total loans                                             $2,552,717                   $2,508,176
                                                                                       =========                    =========

ZIONS BANCORPORATION AND SUBSIDIARIES

Loans held for sale at March 31, 1994 decreased 12.6% from year-end 1993. All other loans, net of unearned income and fees increased 3.4% to $2,323.6 million at March 31, 1994, compared to $2,248.1 million at December 31, 1993. Other real estate-secured loans and consumer loans increased from year end 7.3% and 9.1%, respectively, as commercial loans remained about the same and real estate construction loans, lease financing, and other receivables decreased 13.7%, 1.6% and 16.5%, respectively. Within the other real estate-secured loan portfolio, 1-4 family residential loans increased 9.6%, home equity credit line loans increased 1.0% and all other real estate loans increased 7.6% from year end.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans and other real estate owned, were $25,056,000 at March 31, 1994, down 31.0% from $36,339,000 at March 31, 1993, and down 18.2% from
$30,637,000 at December 31, 1993. Such nonperforming assets as a percentage of net loans and leases and other real estate owned were .99%, 1.72% and 1.23% at March 31, 1994, March 31, 1993, and December 31, 1993, respectively.

Accruing loans past due 90 days or more totaled $2,810,000 at March 31, 1994, down 31.0% from $4,071,000 at March 31, 1993, and down 74.0% from $10,821,000 at December 31, 1993.

No loans at March 31, 1994 were considered potential problem loans compared to no loans at March 31, 1993 and two loans totaling $1,114,000 at December 31, 1993. Potential problem loans are defined as loans presently current by their terms, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The following table sets forth the nonperforming assets at March 31, 1994 and 1993, and December 31, 1993.

                                                                                                  March 31,           December 31,
                                                                                                  ---------           ------------
                       (In thousands)                                                          1994         1993           1993
                                                                                               ----         ----           ----
                       Nonaccrual loans                                                     $21,327      $27,914            $23,364
                       Restructured loans                                                     1,788        2,899              4,006

                       Other real estate owned                                                1,941        5,526              3,267
                                                                                            -------      -------            -------
                                  Total                                                     $25,056      $36,339            $30,637
                                                                                             ======       ======             ======

                       % of net loans and leases* and other real estate owned                  .99%        1.72%              1.23%

                       Accruing loans past due 90 days or more                              $ 2,810      $ 4,071            $10,821
                                                                                             ======       ======             ======
                       % of net loans and leases*                                              .11%         .19%               .44%

                       *Includes loans held for sale.

ZIONS BANCORPORATION AND SUBSIDIARIES

ALLOWANCE FOR LOAN LOSSES

In analyzing the adequacy of the allowance for loan and lease losses, management utilizes a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of independent internal and external credit review, historical charge-off experience, and changes in the composition and volume of the portfolio. Other factors, such as general economic conditions and collateral values, are also considered. Larger problem credits are individually evaluated to determine appropriate reserve allocations. Additions to the allowance are based upon the resulting risk profile of the portfolio developed through the evaluation of the above factors.

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience.

                                                                                                             Twelve Months
                                                                               Three Months Ended                Ended
                   (In thousands)                                                   March 31,                 December 31,
                                                                            ------------------------          ------------
                                                                             1994                1993               1993
                                                                             ----                ----               ----
                   Average loans* and leases outstanding
                        (net of unearned income)                           $2,505,735         $2,124,118          $2,222,182
                                                                           ==========         ==========          ==========
                   Allowance for possible losses:
                   Balance at beginning of the period                      $   68,461         $   59,807          $   59,807
                   Allowance of companies acquired                                 --                546                 546
                   Loans and leases charged-off:
                        Loans held for sale                                        --                 --                  --
                        Commercial, financial and agricultural                 (1,750)              (170)             (1,804)
                        Real estate                                               (41)              (359)             (1,179)
                        Consumer                                                 (916)             (1,812)            (5,461)
                        Lease financing                                          (108)               (195)              (360)
                        Other receivables                                          --                  --                 --
                                                                           ----------          ----------         ----------
                           Total                                               (2,815)             (2,536)            (8,804)
                                                                           ----------          ----------         ----------
                   Recoveries:
                        Loans held for sale                                        --                  --                 --
                        Commercial, financing and agricultural                    885                 923             10,117
                        Real estate                                                52                  77                611
                        Consumer                                                1,085                 824              3,043
                        Lease financing                                            26                  36                148
                        Other receivables                                          --                  --                 --
                                                                           ----------          ----------         ----------
                           Total                                                2,048               1,860             13,919
                                                                           ----------          ----------         ----------
                   Net loan and lease (charge-offs) recoveries                   (767)               (676)             5,115
                   Provision charged against earnings                             290               1,365              2,993
                                                                           ----------          ----------         ----------
                   Balance at end of period                                $  67,984           $   61,042         $   68,461
                                                                           =========           ==========         ==========


                   *Includes loans held for sale

                   Ratio of net charge-offs (recoveries) to
                      average loans and leases                                  .03%                 .03%             (.23)%


ZIONS BANCORPORATION AND SUBSIDIARIES

The allowance for loan losses as a percentage of net loans and leases was 2.69% at March 31, 1994, compared to 2.89% at March 31, 1993 and 2.75% at December 31, 1993. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 281.7% at March 31, 1994, compared to 190.8% at March 31, 1993 and 200.3% at December 31, 1993. The allowance, as a percentage of nonaccrual loans and restructured loans was 294.1% at March 31, 1994, compared to 198.1% at March 31, 1993 and 250.1% at December 31, 1993.

Included in the allowance for loan losses is an amount for unused loan commitments and standby letters of credit which at March 31, 1994 and 1993 and at December 31, 1993, amounted to $3,135,000, $4,842,000 and $1,972,000, respectively. Unused loan commitments and standby letters of credit, at March 31, 1994 and 1993 and at December 31, 1993, amounted to $1,042 million, $951 million and $1,106 million, respectively.

DEPOSITS

Average total deposits of $3,419.3 million for the first three months of 1994 increased 11.2% over the $3,074.6 for the first three months of 1993, with average demand deposits increasing 24.4%. Average savings and money market deposits, time deposits over $100,000 and foreign deposits for the first three months of 1994 increased 13.3%, 8.9% and 46.8% respectively, from the first three months of 1993. Average time deposits under $100,000, decreased 12.1%, during the first three months of 1994, compared with the same period one year earlier.

Total deposits increased 1.8% to $3,493.5 million at March 31, 1994, compared to $3,432.3 million at December 31, 1993. Comparing March 31, 1994 to December 31, 1993, savings and money market deposit accounts, time deposits over $100,000 and foreign deposits increased 5.7%, 12.5% and 15.2%, respectively, while demand deposits decreased 5.4% and time deposits under $100,000 decreased 3.5%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Average net loans and leases were 73.3% of average total deposits for the three months ended March 31, 1994 compared to 69.1% for the three months ended March 31, 1993. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. In addition, the Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of "short-term purchased" liabilities and wholesale deposits totaled $1,198.6 million or 36.1% of core deposits at March 31, 1994.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 95.1% of total deposits at March 31, 1994 compared to 95.6% at December 31, 1993.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium-to-long-term liquidity. The Company's ability to raise funds in the capital markets through the "securitization" process and by debt issuances allows the Company to take advantage of market opportunities to meet funding needs at reasonable cost. The Company manages its liquidity position in order to assure its ability to meet maturing obligations.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company, through the management of interest rate "maturities" and the use of off-balance sheet arrangements such as interest rate caps, floors, and interest rate exchange contract agreements, attempts to structure portfolios in such a way as to minimize the effects of fluctuating interest rate levels on net interest income.

Considering Zions Bancorporation independent from its subsidiaries (Parent Company), the Parent Company's cash requirements consist primarily of principal and interest payments on its borrowings, dividend payments to shareholders, and cash operating expenses and income taxes. The Parent Company's cash needs are routinely satisfied through payments by subsidiaries of dividends, management and other fees, principal and interest payments on subsidiary borrowings from the parent Company and proportionate share of income taxes.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity at March 31, 1994 was $318.7 million, an increase of 2.0% over the $312.6 million at December 31, 1993, and an increase of 16.4% over the $273.7 million at March 31, 1993. The ratio of average equity to average assets for the first three months of 1994 was 5.92%, compared to 6.62%, for the same period in 1993. At March 31, 1994, the Company's Tier I risk-based capital ratio was 10.84%, compared to 10.85% at December 31, 1993 and 10.63% at March 31, 1993. At March 31, 1994 the Company's total risk-based capital ratio was 14.05%, compared to 14.12% at December 31, 1993 and 15.07% at March 31, 1993. The Company's leverage ratio as of March 31, 1994 was 5.58%, compared to 5.44% at December 31, 1993 and 6.47% at March 31, 1993.

Dividends declared per common share for the first quarter of 1994 of $.28 increased 33.3% compared to $.21 for the first quarter of 1993. The cash dividend payout to net income applicable to common shares for the first three months of 1994 was 35.9%, compared to 28.6% for the first three months of 1993.

MERGERS AND ACQUISITIONS

On January 14, 1994, the pooling-of-interests merger transaction of Zions Bancorporation and National Bancorp of Arizona Inc. and it's wholly owned subsidiary, National Bank of Arizona, was consummated. The transaction enabled the Company to merge Zions First National Bank of Arizona with National Bank of Arizona producing an organization with $580 million in assets at quarter end, and offices in Tucson, Phoenix, Scottsdale, Mesa and Flagstaff, Arizona.

Also during the first quarter of 1994, Zions Bancorporation received regulatory and shareholders approvals to acquire Rio Salado Bancorp and it's wholly owned subsidiary, Rio Salado Bank. The acquisition was completed at the close of business, April 29, 1994 at a purchase price of $12.5 million, to be paid through the exchange of Zions Bancorporation common stock for Rio Salado Bancorp stock. The purchase transaction enables the Company to merge Rio Salado Bank into Zions Bancorporation's wholly owned subsidiary, National Bank of Arizona, and will result in an organization with approximately $700 million in assets.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)      Exhibits - None

         b)      Reports on Form 8-K

         Zions Bancorporation filed the following report on Form 8-K during the quarter ended March 31, 1994.

                 Form 8-K Dated January 14, 1994 and filed January 25, 1994 (Items 2 and 7), reported completion of the acquisition of National Bancorp of Arizona Inc.

                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ZIONS BANCORPORATION

                                      /s/ Harris H. Simmons
                                      Harris H. Simmons, President

                                      /s/ Gary L. Anderson
                                      Gary L. Anderson, Senior Vice President
                                      and Chief Financial Officer

Dated:  May 11, 1994