Form 10-Q
period 1994-06-30
ZIONS BANCORPORATION /UT/
filed 1994-08-12
CIK 109380

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                               -------------

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from __________________ to  ___________________


COMMISSION FILE NUMBER 0-2610



                              ZIONS BANCORPORATION
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirement for the past 90 days.    Yes /  X  /    No /     /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at August 5, 1994       14,554,683 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                     INDEX



                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION
         ---------------------

         ITEM 1.  Financial Statements (unaudited)

                          Consolidated Balance Sheets                                                3
                          Consolidated Statements of Income                                          5
                          Consolidated Statements of Cash Flows                                      6
                          Consolidated Statements of Retained Earnings                               7
                          Notes to Consolidated Financial Statements                                 8

         ITEM 2.  Management's Discussion and Analysis                                               9


PART II.         OTHER INFORMATION
                 -----------------

         ITEM 4.  Submission of Matters to a Vote of Shareholders                                   22

         ITEM 6.  Exhibits and Reports on Form 8-K                                                  23


SIGNATURES                                                                                          23
- - ----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                      June 30,              December 31,
 (In thousands)                                                           1994                      1993
                                                                    ----------                ----------
 Assets
 Cash and due from banks                                            $  265,917                $  338,970
 Money market investments:
       Interest-bearing deposits                                        24,323                    24,967
       Federal funds sold and security resell agreements               805,965                   572,713


 Investments:
      Held to maturity at cost (approximate
           market value $897,210 and $830,087):
           Taxable                                                     706,981                   617,019
           Nontaxable                                                  191,094                   196,241
      Available for sale at market                                     340,365                   347,346
      Trading account securities at market                             313,816                    98,333
                                                                     ---------                ----------
                                                                     1,552,256                 1,258,939
 Loans:
      Loans held for sale at cost, which approximates market           190,198                   238,206
      Loans, leases and other receivables                            2,494,550                 2,269,970
                                                                     ---------                 ---------
                                                                     2,684,748                 2,508,176
      Less:
           Unearned income and fees, net of related costs               19,644                    21,830
           Allowance for loan losses                                    68,981                    68,461
                                                                    ----------                ----------
                                                                     2,596,123                 2,417,885


 Premises and equipment, at cost, less accumulated depreciation         73,779                    72,049
 Amounts paid in excess of net assets of acquired businesses            19,351                    11,920
 Other real estate owned                                                 1,748                     3,267
 Other assets                                                          112,985                   100,344
                                                                     ---------                 ---------
           Total assets                                             $5,452,447                $4,801,054
                                                                     =========                 =========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

                                                                                     June 30,          December 31,
 (In thousands)                                                                          1994                  1993
                                                                                  -----------          ------------
 Liabilities and Shareholders' Equity
 Deposits:
      Noninterest-bearing demand                                                   $  845,983            $  879,908
      Interest-bearing:
           Savings and money market                                                 2,048,889             1,867,483
           Time under $100,000                                                        518,856               535,456
           Time over $100,000                                                         109,294                80,879
           Foreign                                                                     76,154                68,563
                                                                                    ---------             ---------
                                                                                    3,599,176             3,432,289

 Securities sold, not yet purchased                                                    96,810                46,640

 Federal funds purchased and security repurchase agreements                         1,160,933               595,200
 Accrued liabilities                                                                   62,037                66,497

 Federal Home Loan Bank advances and other borrowings:
      Less than one year                                                               27,145               136,140
      Over one year                                                                   105,421               152,109
 Long-term debt:
      Subordinated notes                                                               54,000                54,000
      Industrial revenue bonds                                                          1,550                 1,550
      Other long-term debt                                                              3,557                 4,037
                                                                                    ---------             ---------
           Total liabilities                                                        5,110,629             4,488,462
                                                                                    ---------             ---------

 Shareholders' equity:
      Capital stock:
           Preferred stock, without par value; authorized 3,000,000 shares;
                issued and outstanding, none                                               --                    --
           Common stock, without par value; authorized 30,000,000
                shares;  issued and outstanding, 14,546,211
                and 14,201,367 shares                                                  79,027                66,257
      Net unrealized holding gains and losses on securities available for sale         (3,434)                  415
      Retained earnings                                                               266,225               245,920
                                                                                    ---------             ---------
           Total shareholders' equity                                                 341,818               312,592
                                                                                    ---------             ---------

           Total liabilities and shareholders' equity                              $5,452,447            $4,801,054
                                                                                    =========             =========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                 Three Months Ended        Six Months Ended
                                                                                      June 30,                 June 30,
                                                                               ----------------------    --------------------
(In thousands)                                                                  1994           1993       1994         1993
                                                                                ----           ----       ----         ----
Interest income:
     Interest and fees on loans                                               $50,672        $42,951   $ 96,548     $ 83,576
     Interest on loans held for sale                                            3,139          2,997      6,398        5,996
     Interest on money market investments                                       9,143          4,767     16,807        9,990
     Interest on securities:
          Held to maturity:
                   Taxable                                                      9,308         14,801     17,460       28,116
                   Nontaxable                                                   2,910          2,043      5,346        3,923
          Available for sale                                                    5,038             --      9,879           --
          Trading account                                                       4,151          1,136      6,628        2,188
     Lease financing                                                            2,411          2,396      4,919        4,893
                                                                               ------         ------    -------      -------
          Total interest income                                                86,772         71,091    163,985      138,682
                                                                               ------         ------    -------      -------
Interest expense:
     Interest on savings and money market deposits                             14,776         12,289     27,792       24,405
     Interest on time deposits under $100,000                                   4,934          6,000     10,049       12,555
     Interest on time deposits over $100,000                                      968            768      1,728        1,478
     Interest on foreign deposits                                               1,059            315      1,613          656
     Interest on securities sold, not yet purchased                             2,741             --      3,640           --
     Interest on borrowed funds                                                13,553          6,906     25,621       13,683
                                                                               ------         ------    -------      -------
          Total interest expense                                               38,031         26,278     70,443       52,777
                                                                               ------         ------    -------      -------
          Net interest income                                                  48,741         44,813     93,542       85,905
Provision for loan losses                                                         467            408        757        1,773
                                                                              -------        -------   --------      -------
          Net interest income after provision for loan losses                  48,274         44,405     92,785       84,132
                                                                               ------         ------    -------      -------
Other operating income:
     Service charges on deposit accounts                                        5,699          6,007     11,650       11,620
     Other service charges, commissions and fees                                5,880          5,034     11,081        9,401
     Trust income                                                               1,184          1,246      2,276        2,368
     Investment securities gains (losses), net                                   (165)           (28)      (334)         (25)
     Trading account income (loss)                                                705            551        395          978
     Loan sales and servicing income                                            3,802          4,038      7,298        6,978
     Other income                                                               1,360          2,523      2,495        3,817
                                                                               ------         ------    -------      -------
          Total other operating income                                         18,465         19,371     34,861       35,137
                                                                               ------         ------    -------      -------
Other operating expenses:
     Salaries and employee benefits                                            22,828         20,702     45,781       39,613
     Occupancy, net                                                             1,980          1,865      4,103        3,822
     Furniture and equipment expense                                            3,131          2,181      5,797        4,266
     Other real estate expense                                                    (89)          (197)        51          (59)
     Legal and professional services                                              220          1,442      2,207        2,416
     Supplies                                                                   1,145            985      2,422        2,218
     Postage                                                                    1,099          1,038      2,288        2,054
     FDIC premiums                                                              1,853          1,854      3,674        3,709
     Amortization of intangible assets                                            768          1,212      1,659        2,158
     Loss on early extinguishment of debt                                          --             --         --        6,022
     Other expenses                                                             9,061          7,965     16,505       14,893
                                                                               ------         ------    -------      -------
          Total other operating expenses                                       41,996         39,047     84,487       81,112
                                                                               ------         ------    -------      -------
Income before income taxes and cumulative effect
     of changes in accounting principles                                       24,743         24,729     43,159       38,157
Income taxes                                                                    8,325          8,093     14,303       12,434
                                                                               ------         ------    -------      -------
Net income before cumulative effect of changes in accounting principles        16,418         16,636     28,856       25,723
Cumulative effect of changes in accounting principles                              --             --         --        1,659
                                                                             --------       --------  ---------     --------
Net income                                                                    $16,418        $16,636   $ 28,856     $ 27,382
                                                                               ======         ======    =======      =======

Weighted average common and common equivalent shares outstanding               14,843         14,230     14,497       14,319
Earnings per common share:
Income before cumulative effect of changes in accounting principles             $1.11          $1.17      $1.99        $1.80
Cumulative effect of changes in accounting principles                              --             --         --          .12
                                                                                -----          -----      -----         ----
Net income per common share                                                     $1.11          $1.17      $1.99        $1.92
                                                                                 ====           ====       ====         ====

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                              Three Months Ended                Six Months Ended
                                                                                    June 30,                         June 30,
                                                                              -----------------                --------------------
(In thousands)                                                              1994             1993              1994           1993
                                                                            ----             ----              ----           ----
Cash flows from operating activities:
     Net income                                                       $    16,418       $    16,636    $     28,856     $    27,382
     Adjustments to reconcile net income to net cash
          provided by operating activities:
          Provision for loan losses                                            467              408             757           1,773
          Write-downs of other real estate owned                                79               14             164              69
          Depreciation of premises and equipment                             2,135            1,804           4,245           3,548
          Amortization of premium on core deposits and
               other intangibles                                               768            1,212           1,659           2,158
          Amortization of net premium/discount on
               investment securities                                         1,187            1,648           2,779           2,881
          Accretion of unearned income and fees, net of
               related costs                                                (1,441)             123          (2,360)           (753)
          Proceeds from sales of trading account securities             25,641,744        1,185,265      45,966,991       1,957,411
          Increase in trading account securities                       (25,524,959)      (1,168,222)    (46,182,474)     (1,947,475)
          Net loss on sales of investment securities                           165               28             334              25
          Proceeds from loans held for sale                                194,938          394,053         437,741         618,583
          Increase in loans held for sale                                 (175,210)        (458,307)       (386,640)       (595,349)
          Net gain on sales of loans, leases and other assets               (1,903)          (2,872)         (3,414)         (4,767)
          Net gain on sales of other real estate owned                         (14)             (57)            (25)            (64)
          Change in accrued income taxes                                    (4,946)          (3,180)            (47)          1,215
          Change in accrued interest receivable                             (1,262)           2,938          (3,902)          3,670
          Change in other assets                                             1,402           (8,874)         (3,799)        (14,585)
          Change in accrued interest payable                                (2,622)            (478)            (42)           (434)
          Change in accrued liabilities                                        318           (4,197)         (5,732)          3,389
                                                                       -----------       ----------     ------------     ----------
               Net cash provided by (used in) operating activities         147,264          (42,058)       (144,909)         58,677
                                                                       -----------       ----------     ------------     ----------
Cash flows from investing activities:
     Net (increase) decrease in money market investments                  (151,311)         137,505        (230,756)         29,911
     Proceeds from sales of investment securities held to maturity              --            2,203               --          2,266
     Proceeds from maturities of investment securities
        held to maturity                                                    44,704           74,547           67,853        124,845
     Purchases of investment securities held to maturity                   (54,340)        (135,672)       (130,826)       (341,231)
     Proceeds from sales of investment securities available
        for sale                                                            13,601               --           80,933             --
     Proceeds from maturities of investment securities
        available for sale                                                  16,309               --           86,832             --
     Purchases of investment securities available for sale                 (25,802)              --        (149,463)             --
     Proceeds from sales of loans and leases                                    --          195,826              --         197,636
     Net increase in loans and leases                                      (97,480)        (202,620)       (173,461)       (250,064)
     Principal collections on leveraged leases                                  --              122              --             309
     Proceeds from sales of premises and equipment                             160               28             424              95
     Purchases or premises and equipment                                    (2,629)          (4,558)         (5,813)         (7,790)
     Proceeds from sales of other real estate owned                            903              (19)          2,860           1,081
     Proceeds from sales of mortgage servicing rights                           23               72              34             521
     Purchases of mortgage servicing rights                                   (199)            (529)           (423)           (684)
     Proceeds from sales of other assets                                       157              234             249             243
     Cash paid for acquisitions, net of cash received                        9,852               --           9,851           4,451
                                                                       -----------       ----------     -----------     -----------
               Net cash provided by (used in) investing activities        (246,052)          67,139        (441,706)       (238,411)
                                                                       -----------       ----------     -----------     -----------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                                      Three Months Ended             Six Months Ended
                                                                           June 30,                       June 30,
                                                                  -------------------------         --------------------
(In thousands)                                                     1994               1993            1994         1993
                                                                   ----               ----            ----         ----
Cash flows from financing activities:
     Net increase in deposits                                  $       9,903        $  195,538    $     71,116    $    211,770
     Net change in short-term funds borrowed                         137,915          (187,316)        497,888        (65,157)
     Proceeds from FHLB advances over one year                         4,300           103,000          11,108        104,723
     Payments on FHLB advances over one year                         (53,965)             (121)        (57,796)          (187)
     Proceeds from issuance of long-term debt                             --             4,000              --          4,000
     Payments on long-term debt                                         (243)          (42,403)           (480)       (42,615)
     Proceeds from issuance of common stock                              152               205             277            481
     Dividends paid                                                   (4,081)           (2,591)         (8,551)         (5,661)
                                                                 -----------        ----------    ------------    ------------
               Net cash provided by financing activities              93,981            70,312         513,562         207,354
                                                                  ----------         ---------    ------------     -----------
Net increase (decrease) in cash and due from banks                    (4,807)           95,393         (73,053)        27,620
Cash and due from banks at beginning of period                       270,724           256,159         338,970         323,932
                                                                  ----------         ---------    ------------     -----------
Cash and due from banks at end of period                        $    265,917        $  351,552   $     265,917    $    351,552
                                                                 ===========         =========    ============     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                                      Three Months Ended            Six Months Ended
                                                                            June 30,                    June 30,
                                                                    -----------------------      ---------------------
 (In thousands)                                                      1994          1993          1994          1993
                                                                     ----          ----          ----          ----
 Cash paid for:
      Interest                                                    $41,028         $27,294       $71,294       $53,636
      Income taxes                                                 12,016          12,337        12,601        13,259
 Loans transferred to other real estate owned                         703              -          1,408           780

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Unaudited)

                                                                     Six Months Ended             Twelve Months Ended
                                                                         June 30,                     December 31,
                                                                   ---------------------          ------------------
  (In thousands)                                                   1994           1993                   1993
                                                                   ----           ----                   ----
  Balance at beginning of period                                 $245,920        $197,992             $197,992
  Add:
       Net income                                                  28,856          27,382               58,205
       Retained earnings of company acquired                           --           2,428                2,428
                                                                  -------         -------              -------
                                                                  274,776         227,802              258,625
  Deduct cash dividends:
       Preferred paid to minority shareholder
        of subsidiary                                                  15              --                   13
       Common, per share $ .28 in 1994 and
            $ .21 and $ .98 in 1993                                 8,051           5,176               12,207
       Common dividend of NBA prior to merger                         485             485                  485
                                                                  -------         -------              -------
  Balance at end of period                                       $266,225        $222,141             $245,920
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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements give effect to the merger of Zions Bancorporation and National Bancorp of Arizona Inc. (NBA) on January 14, 1994, which has been accounted for as a pooling of interests, and amounts in the 1993 consolidated financial statements have been restated to give effect to this merger. Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1993.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS

                                                                Three Months Ended              Six Months Ended
                                                                      June 30,                      June 30,
                                                           ----------------------------      -------------------------
 (In thousands, except per share and ratio data)         1994       1993         % Change    1994      1993    % Change
                                                         ----       ----         --------    ----      ----    --------
 EARNINGS:

 Net income before cumulative effect
    of changes in accounting principles                 $16,418      $16,636        -1.3   $28,856   $25,723      12.2

 Net income                                              16,418       16,636        -1.3    28,856    27,382       5.4

 PER COMMON SHARE:

 Net income before cumulative effect
    of changes in accounting principles                $   1.11     $   1.17        -5.1  $   1.99  $   1.80      10.6

 Net income                                                1.11         1.17        -5.1      1.99      1.92       3.6

 Dividends                                                  .28          .21        33.3       .56       .42      33.3

 Book value at June 30                                                                       23.50     20.39      15.3

 Market value at June 30                                                                     39.75     40.00       -.6

 (In thousands)

 Weighted average common and common
    equivalent shares outstanding                        14,843       14,230                14,497    14,319

 Common shares outstanding at June 30                                                       14,546    14,122

 PERFORMANCE RATIOS:

 Net interest margin                                      3.92%        4.68%                 3.86%     4.63%

 Return on average assets                                 1.18%        1.55%                 1.07%     1.32%

 Return on average common equity                          19.4%        23.5%                 17.8%     19.9%

 Dividend payout ratio                                    24.9%        15.6%                 29.6%     20.7%

 Nonperforming assets to loans, leases
    and other real estate owned and other
    nonperforming assets at June 30                                                           .81%     1.52%

 CAPITAL RATIOS:

 Average equity to average assets                         6.07%        6.60%                 6.00%     6.61%

 Tier I Leverage at June 30                                                                  5.62%     6.33%

 Tier I risk-based capital at June 30                                                       10.61%    11.01%

 Total risk-based capital at June 30                                                        13.69%    14.47%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Consolidated net income for the second quarter of 1994 was $16,418,000 or $1.11 per share compared to $16,636,000 or $1.17 per share for the second quarter of 1993 and $12,438,000 or $.88 per share for the first quarter of 1994.

Consolidated net income was $28,856,000 or $1.99 per share for the first six months of 1994, compared to $27,382,000 or $1.92 per share for the first six months of 1993, which constituted increases of 5.4% and 3.6%, respectively. Earnings results for the first six months of 1993 were positively affected in the net amount of $1,659,000 or $.12 per share due to the cumulative effect of changes in accounting principles implemented during the first quarter of 1993. The Company's earnings for the six months ended June 30, 1993, however, were also negatively affected by a one-time expense of $6,022,000 included in other operating expenses related to early extinguishment of certain long-term debt. Amounts in the 1993 consolidated financial statements have been restated to give effect to the merger of Zions Bancorporation and National Bancorp of Arizona, on January 14, 1994, which has been accounted for as a pooling of interests.

The Company's second-quarter $218,000 decrease in earnings relative to the same period a year ago reflect a $3,928,000 (8.8%) increase in net interest income, a $59,000 (14.5%) increase in the provision for loan losses, a $906,000 (4.7%) decrease in other operating income, a $2,949,000 (7.6%) increase in other operating expenses and a $232,000 (2.9%) increase in income tax expense.

The $643,000 decrease in net income for the six-month period ended June 30, 1994, compared to the similar period in 1993 (excluding the aforementioned expense relating to the early extinguishment of debt and the net benefit resulting from the cumulative effect of changes in accounting principles), reflect a $7,637,000 (8.9%) increase in net interest income, a $1,016,000 (57.3%) decrease in the provision for loan losses, a $276,000 (.8%) decrease in other operating income, a $9,397,000 (12.5%) increase in other operating expenses and a $377,000 (2.6%) decrease in income tax expense.

The annualized return on average assets for the second quarter and for the first six months of 1994 was 1.18% and 1.07%, respectively, resulting in an annualized return on average common shareholders' equity for the same periods of 19.4% and 17.8%.

ZIONS BANCORPORATION AND SUBSIDIARIES

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the second quarter of 1994, adjusted to a fully taxable-equivalent basis, increased 9.2% from the second quarter of 1993, and increased 9.0% from the first quarter of 1994. Net interest margin was 3.92%, compared to 4.68% for the second quarter of 1993, and 3.79% for the first quarter of 1994. Six-month net interest income, on a fully taxable-equivalent basis, was $95,833,000 in 1994, an increase of 9.2% compared to the first six months of 1993. Net interest margin for the first six months of 1994 was 3.86%, compared to 4.63% for the first six months of 1993.

The yield on average earning assets decreased 45 basis points during the second quarter of 1994 as compared to the second quarter of 1993, but increased 44 basis points from the first quarter of 1994. The average rate paid this quarter on interest-bearing funds increased 29 basis points from the second quarter of 1993, and increased 38 basis points from the first quarter of 1994. Comparing the first six months of 1994 with 1993, the yield on average earning assets decreased 73 basis points, while the cost of interest-bearing funds increased by 1 basis point.

The spread on average interest-bearing funds for the second quarter of 1994 was 3.36%, down from the 4.10% for the second quarter of 1993 but up from the 3.30% for the first quarter of 1994. The spread on average interest-bearing funds for the first six months of 1994 was 3.32% compared with 4.06% for the same period in 1993,

The Company attempts to minimize interest rate movement sensitivity through the management of interest rate maturities and the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contract agreements. Net interest income to the Company from the use of such off-balance sheet arrangements for the first six months of 1994 was $18,000 compared to $500,000 for the first six months of 1993. Net interest margin is also affected by the Company's maintenance of a strong liquidity position.

The increased level of taxable-equivalent net interest income in the first six months of 1994, compared to the same period in 1993, was influenced primarily by a 31.1% increase in average earning assets. The decrease in net interest margin resulted primarily from increased borrowings related to increased trading activity, and the effect of rates on earning assets declining while rates paid on interest-bearing funds increased slightly.

ZIONS BANCORPORATION AND SUBSIDIARIES
NET INTEREST INCOME AND RATES
(Unaudited)

                                                              Three Months Ended                        Six Months Ended
                                                                 June 30, 1994                           June 30, 1994
                                                           ------------------------                   ------------------
                                                        Average      Amount of     Average    Average    Amount of    Average
 (In thousands)                                         Balance      Interest*       Rate     Balance    Interest*      Rate
                                                       ---------     ---------     -------   ---------   ---------    -------
 Money market investments:
      Interest-bearing deposits                       $   24,623      $   305       4.97%  $   24,737    $    505      4.12%
      Federal funds sold and security
           resell agreements                             920,992        8,838       3.85%     946,982      16,302      3.47%
      Other money market investments                           -           --         --%          --          --        --%
                                                       ---------       ------       ----    ---------     -------      ----
           Total money market investments                945,615        9,143       3.88%     971,719      16,807      3.49%
                                                       ---------       ------       ----    ---------     -------      ----
 Securities:
      Held to maturity:
           Taxable                                       723,366        9,308       5.16%     696,089      17,460      5.06%
           Nontaxable                                    197,561        4,157       8.44%     189,164       7,637      8.14%
      Available for sale                                 327,702        5,038       6.17%     336,918       9,879      5.91%
      Trading account securities                         318,851        4,151       5.22%     263,742       6,628      5.07%
                                                       ---------       ------       ----    ---------     -------      ----
           Total securities                            1,567,480       22,654       5.80%   1,485,913      41,604      5.65%
                                                       ---------       ------       ----    ---------     -------      ----
 Loans:
      Loans held for sale                                191,050        3,139       6.59%     207,440       6,398      6.22%
      Loans, leases and other receivables**            2,406,265       53,083       8.85%   2,344,085     101,467      8.73%
                                                       ---------       ------       ----    ---------     -------      ----
           Total loans                                 2,597,315       56,222       8.68%   2,551,525     107,865      8.53%
                                                       ---------       ------       ----    ---------     -------      ----
           Total earning assets                       $5,110,410      $88,019       6.91%  $5,009,157    $166,276      6.69%
                                                       =========       ======       ====    =========     =======      ====
 Interest-bearing deposits:
      Savings                                         $  707,909     $  5,565       3.15%  $  723,408    $ 10,678      2.98%
      Money market                                     1,315,483        9,211       2.81%   1,248,109      17,114      2.77%
      Time under $100,000                                532,145        4,934       3.72%     527,837      10,049      3.84%
      Time over $100,000                                 108,162          968       3.59%      95,525       1,728      3.65%
      Foreign                                            114,369        1,059       3.71%      97,275       1,613      3.34%
                                                       ---------       ------       ----    ---------     -------      ----
           Total interest-bearing deposits             2,778,068       21,737       3.14%   2,692,154      41,182      3.08%
                                                       ---------       ------       ----    ---------     -------      ----

 Borrowed funds:
      Securities sold, not yet purchased                 206,786        2,741       5.32%    142,739       3,640      5.14%
      Federal funds purchased and security
           repurchase agreements                       1,096,903       10,305       3.77%   1,146,396      19,042      3.35%
      FHLB advances and other borrowings:
           Less than one year                             40,761          495       4.87%      46,121         991      4.33%
           Over one year                                 115,336        1,379       4.80%     134,148       2,822      4.24%
      Long-term debt                                      59,578        1,374       9.25%      59,499       2,766      9.37%
                                                       ---------       ------       ----    ---------     -------      ----
           Total borrowed funds                        1,519,364       16,294       4.30%   1,528,903      29,261      3.86%
                                                       ---------       ------       ----    ---------     -------      ----
           Total interest-bearing funds               $4,297,432      $38,031       3.55%  $4,221,057    $ 70,443      3.37%
                                                       =========       ======       ====    =========     =======      ====
 Net interest income                                                  $49,988                            $95,833
 Net interest margin                                                                3.92%                              3.86%
 Spread on average interest-bearing funds                                           3.36%                              3.32%

   *Taxable-equivalent rates used where applicable.
 ** Net of unearned income and fees, net of related costs.
    Loans include nonaccrual and restructured loans

ZIONS BANCORPORATION AND SUBSIDIARIES
NET INTEREST INCOME AND RATES
(Unaudited)

                                                              Three Months Ended                          Six Months Ended
                                                                 June 30, 1993                             June 30, 1993
                                                           -------------------------                     ----------------
                                                        Average      Amount of     Average   Average   Amount of     Average
 (In thousands)                                         Balance      Interest*       Rate    Balance   Interest*      Rate
                                                       ---------     ---------    --------   -------   ---------     -------
 Money market investments:
      Interest-bearing deposits                       $  144,016      $ 1,787       4.98% $  156,573   $   3,824      4.93%
      Federal funds sold and security
           resell agreements                             338,619        2,810       3.33%    346,635       5,729      3.33%
      Other money market investments                      25,764          170       2.65%     32,218         437      2.74%
                                                       ---------       ------      -----   ---------     -------     -----
           Total money market investments                508,399        4,767       3.76%    535,426       9,990      3.76%
                                                        --------       ------      -----   ---------     -------     -----
 Securities:
           Held to maturity:
                Taxable                                1,004,699       14,801       5.91%    934,722      28,116      6.07%
                Nontaxable                               134,713        3,004       8.94%    131,350       5,769      8.86%
           Available for sale                                 --           --         --%         --          --        --%
           Trading account securities                     44,639        1,136      10.21%     40,809       2,188     10.81%
                                                       ---------       ------      -----   ---------     -------     -----
           Total securities                            1,184,051       18,941       6.42%  1,106,881      36,073      6.57%
                                                       ---------       ------      -----   ---------     -------     -----
 Loans:
      Loans held for sale                                189,905        2,997       6.33%    187,507       5,996      6.45%
      Loans, leases and other receivables**            2,042,175       45,347       8.91%  1,990,592      88,469      8.96%
                                                       ---------       ------      -----   ---------     -------     -----
           Total loans                                 2,232,080       48,344       8.69%  2,178,099      94,465      8.75%
                                                       ---------       ------      -----   ---------     -------     -----
           Total earning assets                       $3,924,530      $72,052       7.36% $3,820,406    $140,528      7.42%
                                                       =========       ======      -----   =========     =======     =====
 Interest-bearing deposits:
      Savings                                         $  640,959      $ 4,549       2.85% $  632,822    $  9,197      2.93%
      Money market                                     1,094,481        7,740       2.84%  1,082,219      15,208      2.83%
      Time under $100,000                                564,329        6,000       4.26%    579,963      12,555      4.37%
      Time over $100,000                                  82,690          768       3.73%     79,389       1,478      3.75%
      Foreign                                             59,256          315       2.13%     56,930         656      2.32%
                                                       ---------       ------      -----   ---------     -------     -----
           Total interest-bearing deposits             2,441,715       19,372       3.18%  2,431,323      39,094      3.24%
                                                       ---------       ------      -----   ---------     -------     -----

 Borrowed funds:
      Securities sold, not yet purchased                      --           --          --         --          --        --%
      Federal funds purchased and security
            repurchase agreements                        536,422        3,744       2.80%    489,637       6,771      2.79%
      FHLB advances and other borrowings:
           Less than one year                             93,369          825       3.54%     85,945       1,598      3.75%
           Over one year                                  85,333          862       4.05%     69,072       1,286      3.75%
       Long-term debt                                     78,392        1,475       7.55%     88,754       4,028      9.15%
                                                       ---------       ------      -----   ---------     -------      ----
           Total borrowed funds                          793,516        6,906       3.49%    733,408      13,683      3.76%
                                                       ---------       ------      -----   ---------     -------     -----
           Total interest-bearing funds               $3,235,231      $26,278       3.26% $3,164,731    $ 52,777      3.36%
                                                       =========       ======      -----   =========     =======     =====
 Net interest income                                                  $45,774                           $ 87,751
 Net interest margin                                                                4.68%                             4.63%
 Spread on average interest-bearing funds                                           4.10%                             4.06%

   *Taxable-equivalent rates used where applicable.
 ** Net of unearned income and fees, net of related costs.
    Loans include nonaccrual and restructured loans

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses was $467,000 for the second quarter of 1994, as compared with $408,000 for the second quarter of 1993, an increase of 14.5% and $290,000 for the first quarter of 1994. Net charge-offs for the second quarter of 1994 were $778,000 or .03% of average net loans and leases, compared to net recoveries of $6,152,000 or (.28)% of average loans and leases for the second quarter of 1993, and net charge-offs of $767,000 or .03% of average loans and leases for the first quarter of 1994. The provision for loan losses for the first six months of 1994 totaled $757,000, 57.3% less than the provision for the first six months of 1993. Net charge-offs for the first six months of 1994 were $1,545,000 or .06% of average net loans and leases, compared to net recoveries of $5,476,000 for the first six months of 1993 or (.25)% of average net loans and leases.

OTHER OPERATING INCOME

Other operating income for the second quarter of 1994 totaled $18,465,000, a decrease of 4.7% from the $19,371,000 for the second quarter of 1993 but an increase of 12.6% over the $16,396,000 for the first quarter of 1994.
Comparing the second quarter of 1994 and the second quarter of 1993, other service charges, commissions and fees, and trading account income increased 16.8% and 27.9%, respectively, while service charges on deposit accounts, trust income, loan sales and servicing income, and other income decreased 5.1%, 5.0%, 5.8% and 46.1%, respectively, and sales of investment securities resulted in greater net losses.

Other operating income for the six months ending June 30, 1994 decreased .8% to $34,861,000, compared to $35,137,000 for the first six months of 1993. Comparing the first six months of 1994 and the first six months of 1993, service charges on deposit accounts, other service charges, commissions and fees, and loan sales and servicing income increased .3%, 17.9% and 4.6%, respectively, while trust income, trading account income and other income decreased 3.9%, 59.6% and 34.6%, respectively, and sales of investment securities resulted in greater net losses.

Trading account income and loan sales income were adversely affected by mark-to-market adjustments on trading securities and mortgages held for sale as a result of rising interest rates during the first quarter of 1994, and the decrease in other income resulted primarily from the gain on the sale of an interest rate exchange contract agreement reported in 1993.

OTHER OPERATING EXPENSES

Other operating expenses for the second quarter of 1994, totaling $41,996,000, increased 7.6% from the $39,047,000 for the second quarter of 1993 but decreased 1.2% from the $42,491,000 for the first quarter of 1994. Comparing the second quarter of 1994 and the second quarter of 1993, salaries and employee benefits increased 10.3%, occupancy, furniture and equipment expenses increased 26.3%, and the total of all other expenses decreased 1.7%.

Other operating expenses for the six months ending June 30, 1994 of $84,487,000 increased 12.5% compared to the $75,090,000 to the corresponding period in 1993, excluding the one-time expense of $6,022,000 related to the early extinguishment of debt. Comparing the first six months of 1994 and the first six months of 1993, salaries and employee benefits increased 15.6%, occupancy, furniture and equipment expenses increased 22.4%, and the total of all other expenses increased 5.2%. The increase in salaries and employee benefits resulted primarily from increased staffing in investment and mortgage origination and servicing activities, general salary increases, bonuses and commission costs. The

ZIONS BANCORPORATION AND SUBSIDIARIES

increase in occupancy, furniture and equipment expenses resulted primarily from the expansion of the ATM network, and the installation of personal computers and local area networks during the last half of 1993. The increase in all other expenses resulted primarily from increases in supplies, postage and telecommunications related to acquisitions and expansion.

INCOME TAXES

The Company experienced an income tax expense of $8,325,000 for the second quarter of 1994 compared to $8,093,000 for the second quarter of 1993, and $5,978,000 for the first quarter of 1994, Tax expense for the first six months of 1994 was $14,303,000 compared to $12,434,000 for the first six months of 1993.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets grew to $5,009.2 million in the six months ended June 30, 1994 compared to $3,820.4 million in the six months ended June 30, 1993. Earning assets comprised 91.8% of total average assets for the first six months of 1994, compared with 91.2% for the first six months of 1993.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, and other money market investments, increased 81.5% to $971.7 million compared to $535.4 million in the first six months of 1994.

During the first six months of 1994, average securities increased 34.2% to $1,485.9 million compared to $1,106.9 million in the first six months of 1993. Average taxable securities increased 10.5%, nontaxable securities increased 44.0%, and trading account securities increased 546.3% compared with the same period in 1993.

Average net loans and leases increased 17.1% to $2,551.5 million for the first six months of 1994 compared to $2,178.1 in the first six months of 1993, representing 50.9% of earning assets in the first six months of 1994 compared to 57.0% in the first six months of 1993.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS
(Unaudited)

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                     June 30,
                                                                ---------------------        ---------------------
 (In thousands)                                                     1994           1993          1994         1993
                                                                    ----           ----          ----         ----
Assets
 Cash and due from banks                                         $  344,264      $  306,046   $  328,738    $  295,713

 Money market investments:
      Interest-bearing deposits                                      24,623         144,016       24,737       156,573
      Federal funds sold and security resell agreements             920,992         338,619      946,982       346,635
      Other money market investments                                     --          25,764           --        32,218
 Securities:
      Held to maturity:
           Taxable                                                  723,366       1,004,699      696,089       934,722
           Nontaxable                                               197,561         134,713      189,164       131,350
      Available for sale                                            327,702              --      336,918            --
      Trading account securities                                    318,851          44,639      263,742        40,809
                                                                  ---------      ----------    ---------     ---------
                                                                  1,567,480       1,184,051    1,485,913     1,106,881
 Loans:
      Loans held for sale                                           191,050         189,905      207,440       187,507
      Loans, leases and other receivables                         2,425,433       2,066,426    2,364,127     2,015,003
                                                                  ---------       ---------    ---------     ---------
                                                                  2,616,483       2,256,331    2,571,567     2,202,510
      Less
           Unearned income and fees, net of related costs            19,168          24,251       20,042        24,411
           Allowance for loan losses                                 68,796          64,514       68,398        62,550
                                                                  ---------       ---------    ---------     ---------
                                                                  2,528,519       2,167,566    2,483,127     2,115,549
 Premises and equipment. at cost,
      less accumulated depreciation                                  73,793          67,061       73,073        66,207
 Amounts paid in excess of net assets of acquired businesses         16,888          12,171       14,379        12,221
 Other real estate owned                                              1,537           6,445        2,124         6,122
 Other assets                                                       100,258          51,343       97,153        50,252
                                                                  ---------       ---------    ---------     ---------
            Total assets                                         $5,578,354      $4,303,082   $5,456,226    $4,188,371
                                                                  =========       =========    =========     =========
Liabilities and shareholders' equity
 Deposits:
      Noninterest-bearing demand                                 $  855,403      $  719,006   $  834,228    $  686,358
      Interest-bearing:
           Savings and money market                               2,023,392       1,735,440    1,971,517     1,715,041
           Time under $100,000                                      532,145         564,329      527,837       579,963
           Time over $100,000                                       108,162          82,690       95,525        79,389
           Foreign                                                  114,369          59,256       97,275        56,930
                                                                  ---------       ---------    ---------     ---------
                                                                  3,633,471       3,160,721    3,526,382     3,117,681

 Securities sold, not yet purchased                                 206,786              --      142,739            --
 Federal funds purchased and security repurchase agreements       1,096,903         536,422    1,146,396       489,637
 Accrued liabilities                                                 86,759          64,837       73,736        60,398
 Federal Home Loan Bank advances and other borrowings:
      Less than one year                                             40,761          93,369       46,121        85,945
      Over one year                                                 115,336          85,333      134,148        69,072
 Long-term debt                                                      59,578          78,392       59,499        88,754
                                                                  ---------       ---------    ---------     ---------
           Total liabilities                                      5,239,594       4,019,074    5,129,021     3,911,487
                                                                  ---------       ---------    ---------     ---------

 Shareholders' equity:
      Preferred stock                                                    --              --           --            --
      Common stock                                                   78,965          65,706       72,642        65,604
      Net unrealized holding gains and losses                        (2,445)             --       (1,509)           --
      Retained earnings                                             262,240         218,302      256,072       211,280
                                                                  ---------       ---------    ---------     ---------
           Total shareholders' equity                               338,760         284,008      327,205       276,884
                                                                  ---------       ---------    ---------     ---------
           Total liabilities and shareholders' equity            $5,578,354      $4,303,082   $5,456,226    $4,188,371
                                                                  =========       =========    =========     =========

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The table below sets forth the amount of loans outstanding by type at June 30, 1994 and December 31, 1993.

 (In thousands)
 Types                                                   June 30, 1994            December 31, 1993
 -----                                                   -------------            -----------------
 Loans held for sale                                       $  190,198                   $  238,206
 Commercial, financial, and agricultural                      532,890                      511,982
 Real estate:
         Construction                                         191,008                      213,114
         Other                                              1,182,857                    1,022,888
 Consumer                                                     447,782                      378,679
 Lease financing                                              126,711                      130,450
 Other receivables                                             13,302                       12,857
                                                            ---------                    ---------
         Total loans                                       $2,684,748                   $2,508,176
                                                            =========                    =========


Loans held for sale at June 30, 1994 decreased 20.2% from year-end 1993. All other loans, net of unearned income and fees increased 10.1% to $2,474.9 million at June 30, 1994, compared to $2,248.1 million at December 31, 1993. Commercial loans, other real estate-secured loans and consumer loans increased from year end 4.1% 15.6% and 18.2%, respectively, as real estate construction loans decreased 10.4% and lease financing decreased 2.9% from year end. Within the other real estate-secured loan portfolio, 1-4 family residential loans increased 14.9%, home equity credit line loans increased 17.9% and all other real estate loans increased 15.5% from year end.

ZIONS BANCORPORATION AND SUBSIDIARIES

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans and other real estate owned and other nonperforming assets, were $21,658,000 at June 30, 1994, down 35.1% from $33,379,000 at June 30,
1993, and down 29.3% from $30,637,000 at December 31, 1993. Such nonperforming assets as a percentage of net loans and leases and other real estate owned and other nonperforming assets were .81%, 1.52% and 1.23% at June 30, 1994, June 30, 1993, and December 31, 1993, respectively.

Accruing loans past due 90 days or more totaled $1,910,000 at June 30, 1994, up 14.1% from $1,674,000 at June 30, 1993, and down 82.3% from $10,821,000 at
December 31, 1993.

One loan in the amount of $2,986,000 at June 30, 1994 was considered a potential problem loan compared to no loans at June 30, 1993 and two loans totaling $1,114,000 at December 31, 1993. Potential problem loans are defined as loans presently current by their terms, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The following table sets forth the nonperforming assets at June 30, 1994 and 1993, and December 31, 1993.

                                                                          June 30,            December 31,
                                                                          --------           -------------
 (In thousands)                                                       1994         1993               1993
                                                                      ----         ----               ----
 Nonaccrual loans                                                  $15,521      $26,955            $23,364
 Restructured loans                                                  1,210        1,154              4,006
 Other real estate owned and other
      nonperforming assets                                           4,927        5,270              3,267
                                                                    ------       ------             ------
      Total                                                        $21,658      $33,379            $30,637
                                                                    ======       ======             ======
 % of net loans and leases* and other real estate
      owned  and other nonperforming assets                           .81%        1.52%              1.23%

 Accruing loans past due 90 days or more                           $ 1,910      $ 1,674            $10,821
                                                                    ======       ======             ======
 % of net loans and leases*                                            .07%         .08%               .44%

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

                                                                                                           Twelve Months
                                                                           Six Months Ended                   Ended
         (In thousands)                                                         June 30,                   December 31,
                                                                        -----------------------            ------------
                                                                        1994                1993               1993
                                                                        ----                ----               ----
         Average loans* and leases outstanding
              (net of unearned income)                                $2,551,525         $2,178,099          $2,222,182
                                                                       =========          =========           =========
         Allowance for possible losses:
         Balance at beginning of the period                           $   68,461         $  59,807           $   59,807
         Allowance of companies acquired                                   1,308               546                  546
         Loans and leases charged-off:
              Loans held for sale                                             -                   -                   -
              Commercial, financial and agricultural                      (2,274)             (407)              (1,804)
              Real estate                                                   (371)             (418)              (1,179)
              Consumer                                                    (2,029)           (3,430)              (5,461)
              Lease financing                                               (709)             (292)                (360)
              Other receivables                                                -                 -                    -
                                                                      ----------          --------           ----------
                   Total                                                  (5,383)           (4,547)              (8,804)
                                                                      ----------          --------           ----------
         Recoveries:
              Loans held for sale                                              -                 -                    -
              Commercial, financial and agricultural                       1,281             8,140               10,117
              Real estate                                                    123               222                  611
              Consumer                                                     2,305             1,608                3,043
              Lease financing                                                129                53                  148
              Other receivables                                                -                 -                    -
                                                                      ----------          --------           ----------
                   Total                                                   3,838            10,023               13,919
                                                                      ----------          --------           ----------
         Net loan and lease (charge-offs) recoveries                      (1,545)            5,476                5,115

         Provision charged against earnings                                  757             1,773                2,993
                                                                      ----------         ---------           ----------
         Balance at end of the period                                 $   68,981        $   67,602           $   68,461
                                                                       =========         =========            =========

         *Includes loans held for sale

         Ratio of net charge-offs (recoveries) to
              average loans and leases                                       .06%            (.25)%               (.23)%

ZIONS BANCORPORATION AND SUBSIDIARIES

The allowance for loan losses as a percentage of net loans and leases was 2.59% at June 30, 1994, compared to 3.08% at June 30, 1993 and 2.75% at December 31, 1993. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 395.7% at June 30, 1994, compared to 236.1% at June 30, 1993 and 200.3% at December 31, 1993. The allowance, as a percentage of nonaccrual loans and restructured loans was 412.3% at June 30, 1994, compared to 240.5% at June 30, 1993 and 250.1% at December 31, 1993.

Included in the allowance for loan losses is an amount for unused loan commitments and standby letters of credit which at June 30, 1994 and 1993, and at December 31, 1993, amounted to $3,961,000, $4,134,000 and $1,972,000, respectively. Unused loan commitments and standby letters of credit, at June 30, 1994 and 1993, and at December 31, 1993, amounted to $1,150.8 million, $982.5 million and $1,106 million, respectively.

DEPOSITS

Average total deposits of $3,526.4 million for the first six months of 1994 increased 13.1% over the $3,117.7 million for the first six months of 1993, with average demand deposits increasing 21.5%. Average savings and money market deposits, time deposits over $100,000 and foreign deposits for the first six months of 1994 increased 15.0%, 20.3% and 70.9%, respectively, from the first six months of 1993. Average time deposits under $100,000, decreased 9.0% during the first six months of 1994, compared with the same period one year earlier.

Total deposits increased 4.9% to $3,599.2 million compared to $3,432.3 million at December 31, 1993. Comparing June 30, 1994 to December 31, 1993, savings and money market deposits, time deposits over $100,000 and foreign deposits increased 9.7%, 35.1% and 11.1%, respectively, while demand deposits decreased 3.9% and time deposits under $100,000 decreased 3.1%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Average net loans and leases were 72.4% of average total deposits for the six months ended June 30, 1994 compared to 69.9% for the six months ended June 30, 1993. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. In addition, the Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of "short-term purchased" liabilities and wholesale deposits, totaled $1,116.1 million or 32.7% of core deposits at June 30, 1994.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 94.9% of total deposits at June 30, 1994 compared to 95.6% at December 31, 1993.

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

Considering Zions Bancorporation independent from its subsidiaries (Parent Company), the Parent Company's cash requirements consist primarily of principal and interest payments on its borrowings, dividend payments to shareholders, and cash operating expenses and income taxes. The Parent Company's cash needs are routinely satisfied through payments by subsidiaries of dividends, management and other fees, principal and interest payments on subsidiary borrowings from the parent Company, and proportionate shares of income taxes.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity at June 30, 1994 was $341.8 million, an increase of 9.3% over the $312.6 million at December 31, 1993, and an increase of 18.7% over the $288.0 million at June 30, 1993. The ratio of average equity to average assets for the first six months of 1994 was 6.00%, compared to 6.61% for the same period in 1993. At June 30, 1994, the Company's Tier I risk-based capital ratio was 10.61%, compared to 10.85% at December 31, 1993 and 11.01% at June 30, 1993. At June 30, 1994, the Company's total risk-based capital ratio was 13.69%, compared to 14.12% at December 31, 1993 and 14.47% at June 30, 1993. The Company's leverage ratio as of June 30, 1994 was 5.62%, compared to 5.44% at December 31, 1993 and 6.33% at June 30, 1993.

Dividends declared per common share for the second quarter of 1994 of $.28 increased 33.3% compared to $.21 for the second quarter of 1993. Dividends declared per common share of $.56 for the first six months of 1994 increased 33.3% compared to $.42 for the first six months of 1993. The cash dividend payout to net income applicable to common shares for the first six months of 1994 was 29.6%, compared to 20.7% for the first six months of 1993.

MERGERS AND ACQUISITIONS

At the close of business, April 29, 1994, the purchase transaction of Zions Bancorporation and Rio Salado Bancorp and it's wholly owned subsidiary, Rio Salado Bank, was consummated at a purchase price of $12.5 million, paid through the exchange of Zions Bancorporation common stock for Rio Salado Bancorp stock. Rio Salado Bank was merged into Zions Bancorporation's wholly owned subsidiary, National Bank of Arizona, resulting in an organization with approximately $700 million in assets.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The following is a summary of matters submitted to vote at the Annual Meeting of Shareholders of Zions Bancorporation:

         a) The Annual Meeting of Shareholders was held on April 29, 1994.

         b) Election of Directors

            Proxies were solicitied by Zions Bancorporation's management pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of the shareholders as indicated in the proxy statement.

         c) The matters voted upon and the results of the voting were as follows:

            (1) Election of Directors

                                                                    Withhold
                                             For                    Authority
                                             ---                    ---------
           R. D. Cash                    12,008,388                   16,916
           Richard H. Madsen             12,009,314                   15,990
           Robert G. Sarver              12,009,886                   15,418
           Harris H. Simmons             12,001,904                   23,340

           (2)  Appointment of Independent Accountants

           The selection of KPMG Peat Marwick as the firm of independent certified public accountants to audit the books and accounts of Zions Bancorporation and its subsidiaries for the year ending December 31, 1994 was ratified.

               For                        Against                  Abstain
               ---                        -------                  -------
            12,028,095                    12,941                   25,669

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits - None

         b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ending June 30, 1994.


                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ZIONS BANCORPORATION

                                        /s/ Harris H. Simmons
                                        --------------------------------------
                                        Harris H. Simmons, President and
                                        Chief Executive Officer


                                        /s/ Gary L. Anderson
                                        --------------------------------------
                                        Gary L. Anderson, Senior Vice President
                                        and Chief Financial Officer

Dated:  August 12, 1994