Form 10-Q
period 1994-09-30
ZIONS BANCORPORATION /UT/
filed 1994-11-09
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C.  20549


				    FORM 10-Q


/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
			      ---------------------

				       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                    to
				    -------------           -------------


COMMISSION FILE NUMBER 0-2610




			 ZIONS BANCORPORATION
       -----------------------------------------------------

	(Exact name of Registrant as specified in its charter)



	    UTAH                                                  87-0227400
      ----------------                                       ------------------
   (State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                           Identification No.)


      1380 KENNECOTT BUILDING
       SALT LAKE CITY, UTAH                                    84133
- - - -----------------------------------                         -----------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (801) 524-4787

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for
the past 90 days.    Yes  /X/   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
							      .
Common Stock, without par value, outstanding at November 4, 1994  14,555,896 shares







ZIONS BANCORPORATION AND SUBSIDIARIES

				      INDEX

									    Page
									    ----
PART I.     FINANCIAL INFORMATION
	    ---------------------

      ITEM 1.     Financial Statements (unaudited)
		  Consolidated Balance Sheets                                 3
		  Consolidated Statements of Income                           5
		  Consolidated Statements of Cash Flows                       6
		  Consolidated Statements of Retained Earnings                7
		  Notes to Consolidated Financial Statements                  8


      ITEM 2.     Management's Discussion and Analysis                        9



PART II.    OTHER INFORMATION
	    -----------------

      ITEM 6.     Exhibits and Reports on Form 8-K                            22


SIGNATURES                                                                    22
- - - ----------






PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

										September 30,        December 31,
 (In thousands)                                                                   1994               1993
									      -------------       --------------
 Assets
 Cash and due from banks                                                       $  309,173           $  338,970
 Money market investments:
      Interest-bearing deposits                                                    17,229               24,967
      Federal funds sold and security resell agreements                           649,784              572,713

 Investments:

      Held to maturity at cost (approximate
	   market value $969,646 and $830,087)
	   Taxable                                                                775,726              617,019
	   Nontaxable                                                             198,960              196,241
      Available for sale at market                                                327,320              347,346
      Trading account securities at market                                        230,720               98,333
										---------            ---------
										1,532,726            1,258,939

 Loans:
      Loans held for sale at cost, which approximates market                      146,661              238,206
      Loans, leases and other receivables                                       2,447,748            2,269,970
										---------            ---------
										2,594,409            2,508,176
      Less:
	   Unearned income and fees, net of related costs                          19,765               21,830
	   Allowance for loan losses                                               66,847               68,461
										---------            ---------
										2,507,797            2,417,885

 Premises and equipment, at cost, less accumulated depreciation                    74,072               72,049
 Amounts paid in excess of net assets of acquired businesses                       19,025               11,920
 Other real estate owned                                                            2,086                3,267
 Other assets                                                                     116,490              100,344
										---------            ---------

	   Total assets                                                        $5,228,382           $4,801,054
									       =========            ==========




ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

										 September 30,     December 31,
 (In thousands)                                                                       1994              1993
										 -------------     ------------
Liabilities and Sharholder's Equity
Deposits:
    Noninterest-bearing demand                                                   $  840,184        $  879,908
    Interest-bearing:
       Savings and money market                                                   2,081,142         1,867,483
       Time under $100,00                                                           512,076           535,456
       Time over $100,000                                                           102,512            80,879
       Foreign                                                                       92,359            68,563
										  ----------       -----------
										  3,628,273         3,432,289

Securities sod, not yet purchased                                                   275,950            46,640
Federal Funds purchased and security repurchase agreements                          715,767           595,200
Accrured liabilities                                                                 64,728            66,497
Federal Home Loan Bank advances and other borrowings:
   Less than on year                                                                 26,770           136,140
   Over one year                                                                    103,702           152,109
Long-term debt:
   Subordinated notes                                                                54,000            54,000
   Industrial revenue bonds                                                           1,550             1,550
   Other long-term debt                                                               3,312             4,037
										   ---------         ---------
Total liabilities                                                                 4,874,052         4,488,462

Shareholders' equity:
   Capital stock:
      Preferred stock,without par value; authorized 3,000,000 shares;
	 issued and outstanding, none                                                    --              --
      Common stock, without par value; authorized 30,000,000 shares;
	 issued and outstanding, 14,555,896 and 14,201,367 shares                    79,027            66,257
Net unrealized holding gains and losses on securities available for sale             (4,212)              415
Retained earnings                                                                   279,515           245,920
										   ----------        ---------
		      Total shareholders' equity                                    354,330           312,592
										   ----------        ---------
		      Total liabilities and shareholders' equity                 $5,228,382        $4,801,054
										  ==========       ==========





ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

									   Three Months Ended    Nine Months Ended
									       September 30,      September 30,
									   ------------------     ----------------
(In thousands)                                                                1994       1993       1994      1993
									      ----       ----       ----      ----
Interest income:
     Interest and fees on loans                                            $55,694    $44,600   $152,242   $128,176
     Interest on loans held for sale                                         3,196      2,824      9,594      8,820
     Interest on money market investments                                   10,570      7,606     27,377     17,596
     Interest on securities:
	  Held to maturity:
	       Taxable                                                      10,876     14,246     28,336     42,362
	       Nontaxable                                                    2,716      2,241      8,062      6,164
	  Available for sale                                                 5,101         --     14,980         --
	  Trading account                                                    4,489      2,006     11,117      4,194
     Lease financing                                                         2,297      2,510      7,216      7,403
									    ------     ------   --------    -------
	  Total interest income                                             94,939     76,033    258,924    214,715
									    ------     ------   --------    -------
Interest expense:
     Interest on savings and money market deposits                          16,027     12,932     43,819     37,337
     Interest on time deposits under $100,000                                4,970      5,647     15,019     18,202
     Interest on time deposits over $100,000                                 1,116        773      2,844      2,251
     Interest on foreign deposits                                            1,263        389      2,876      1,045
     Interest on securities sold, not yet purchased                          3,500      1,832      7,140      1,832
     Interest on borrowed funds                                             16,204     10,665     41,825     24,348
									    ------     ------   --------    -------
	  Total interest expense                                            43,080     32,238    113,523     85,015
									    ------     ------   --------    -------
	  Net interest income                                               51,859     43,795    145,401    129,700
Provision for loan losses                                                      440        482      1,197      2,255
									    ------     ------   --------    -------
	  Net interest income after provision for loan losses               51,419     43,313    144,204    127,445
									    ------     ------   --------    -------
Noninterest income:
     Service charges on deposit accounts                                     5,991      5,952     17,641     17,572
     Other service charges, commissions and fees                             5,870      5,835     16,951     15,236
     Trust income                                                              947      1,019      3,223      3,387
     Investment securities gains (losses), net                                  80         69       (254)        44
     Trading account income                                                  1,019        887      1,414      1,865
     Loan sales and servicing income                                         2,293      7,452      9,591     14,430
     Other income                                                            3,909      1,475      6,404      5,292
									    ------     ------    -------    -------
	  Total noninterest income                                          20,109     22,689     54,970     57,826
									    ------     ------   --------    -------
Noninterest expenses:
     Salaries and employee benefits                                         22,934     22,765     68,715     62,378
     Occupancy, net                                                          2,322      2,154      6,425      5,976
     Furniture and equipment expense                                         3,273      2,387      9,070      6,653
     Other real estate expense                                                 (44)       882          7        823
     Legal and professional services                                         1,396      1,053      3,603      3,469
     Supplies                                                                1,153      1,113      3,575      3,331
     Postage                                                                 1,128      1,089      3,416      3,143
     FDIC premiums                                                           1,937      1,776      5,611      5,485
     Amortization of intangible assets                                       1,201      1,133      2,860      3,291
     Loss on early extinguishment of debt                                      --          --        --       6,022
     Other expenses                                                          9,439      8,966     25,944     23,859
									    ------     ------   --------    -------
	  Total noninterest expenses                                        44,739     43,318    129,226    124,430
									    ------     ------    -------    -------
Income before income taxes and cumulative effect
     of changes in accounting principles                                    26,789     22,684     69,948     60,841
Income taxes                                                                 9,124      7,287     23,427     19,721
									    ------     ------   --------    -------
Net income before cumulative effect of changes in accounting principles     17,665     15,397     46,521     41,120
Cumulative effect of changes in accounting principles                           --         --        --       1,659
									    ------     ------   --------   -------
Net income                                                                 $17,665    $15,397  $  46,521   $ 42,779
									   =======     ======    =======    =======




Weighted average common and common equivalent shares outstanding            14,721     14,300     14,566     14,283
Earnings per common share:
Income before cumulative effect of changes in accounting principles          $1.20      $1.08      $3.19      $2.88
Cumulative effect of changes in accounting principles                          --          --        --         .12
									     -----       -----      -----      -----
Net income per common share                                                 $ 1.20      $1.08      $3.19      $3.00
									     =====       ====      =====      ====

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

								    Three Months Ended        Nine Months Ended
								      September 30,           September 30,
								     -----------------        -----------------
(In thousands)                                                        1994          1993      1994        1993
								      ----          ----      ----        ----
Cash flows from operating activities:
     Net income                                               $   17,665     $   15,397  $    46,521  $    42,779

     Adjustments to reconcile net income to net cash
	  provided by operating activities:
	  Provision for loan losses                                   440           482        1,197        2,255
	  Write-downs of other real estate owned                       15           560          179          629
	  Depreciation of premises and equipment                    2,412         1,967        6,657        5,515
	  Amortization of premium on core deposits and
	       other intangibles                                    1,201         1,133        2,860        3,291
	  Amortization of net premium/discount on
	       investment securities                                1,298           676        4,077        3,557
	  Accretion of unearned income and fees, net of
	       related costs                                          121        (2,267)      (2,239)      (3,020)
	  Proceeds from sales of trading account securities    25,409,178     9,726,371   71,376,169   11,683,782
	  Increase in trading account securities              (25,326,082)   (9,616,806) (71,508,556) (11,564,281)
	  Net (gain) loss on sales of investment securities           (80)          (69)         254          (44)
	  Proceeds from loans held for sale                       164,935       299,597      602,676      918,180
	  Increase in loans held for sale                        (145,346)     (268,008)    (531,986)    (863,357)
	  Net gain on sales of loans, leases and other assets      (3,074)       (6,158)      (6,488)     (10,925)
	  Net gain on sales of other real estate owned               (183)          (53)        (208)        (117)
	  Change in accrued income taxes                           (1,350)        1,976       (1,397)       3,191
	  Change in accrued interest receivable                    (1,386)       (1,851)      (5,288)       1,819
	  Change in other assets                                   (2,401)      (18,355)      (6,200)     (32,940)
	  Change in accrued interest payable                        2,706           682        2,664          248
	  Change in accrued liabilities                             1,335        (8,668)      (4,397)      (5,279)
								   ------       -------      -------      -------
	  Net cash provided by (used in) operating activities     121,404       126,606      (23,505)      185,283
								  -------       -------      -------      -------
Cash flows from investing activities:
     Net (increase) decrease in money market investments          163,275       671,468      (67,481)      701,379
     Proceeds from sales of investment securities held to
	  maturity                                                     --        18,444           --        20,710
     Proceeds from maturities of investment securities held
	  to maturity                                              36,944        79,105      104,797       203,950
     Purchases of investment securities held to maturity         (115,140)     (102,398)    (245,966)     (443,629)
     Proceeds from sales of investment securities available
	  for sale                                                  9,097            --       90,030           --
     Proceeds from maturities of investment securities
	  available for sale                                       12,905            --       99,737           --
     Purchases of investment securities available for sale        (10,141)           --     (159,604)          --
     Proceeds from sales of loans and leases                      341,874         1,807      341,874       199,443
     Net increase in loans and leases                            (274,988)     (221,884)    (448,449)     (471,948)
     Principal collections on leveraged leases                         --         1,000           --         1,309
     Proceeds from sales of premises and equipment                    332            41          756           136
     Purchases or premises and equipment                           (3,408)       (3,622)      (9,221)      (11,412)
     Proceeds from sales of other real estate owned                 1,066         1,548        3,926         2,629
     Proceeds from sales of mortgage servicing rights               2,654            77        2,688           598
     Purchases of mortgage servicing rights                          (107)         (390)        (530)       (1,074)
     Proceeds from sales of other assets                              278           545          527           788
     Cash paid for acquisitions, net of cash received                  --       (64,280)        9,851      (59,829)
								  -------       -------     --------      -------
	   Net cash provided by (used in) investing activities    164,641       381,461     (277,065)      143,050
								  =======       =======     =========      =======






ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

								   Three Months Ended          Nine Months Ended
								   September 30,               September 30,
								   -------------------         -----------------
(In thousands)                                                       1994          1993         1994         1993
								     ----          ----         ----         ----
Cash flows from financing activities:                           $  29,097      $ 22,638     $100,213     $234,408
     Net increase in deposits
     Net change in short-term funds borrowed                     (265,547)     (619,191)     232,341     (684,348)
     Proceeds from FHLB advances over one year                      2,293            --       13,401      104,723
     Payments on FHLB advances over one year                       (4,012)       (3,589)     (61,808)      (3,776)
     Proceeds from issuance of long-term debt                          --            --           --        4,000
     Payments on long-term debt                                      (245)         (289)        (725)     (42,904)
     Proceeds from issuance of common stock                            --           385          277          866
     Dividends paid                                                (4,375)       (3,469)     (12,926)      (9,130)
								  --------       -------     --------     --------
	Net cash provided by (used in) financing activities      (242,789)     (603,515)     270,773     (396,161)
								  --------      --------     --------     --------
Net increase (decrease) in cash and due from banks                 43,256       (95,448)     (29,797)     (67,828)
Cash and due from banks at beginning of period                    265,917       351,552      338,970      323,932
								  --------      --------     --------     --------
Cash and due from bank at end of period                          $309,173      $256,104     $309,173     $256,104
								 ========      ========     ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

									 Three Months Ended            Nine Months Ended
									     September 30,               September 30,
									 ------------------            -----------------

  (In thousands)                                                     1994           1993         1994          1993
								     ----           ----         ----          ----
Cash paid for:
   Interest                                                      $ 40,808      $ 31,392     $112,102     $ 85,028
   Income taxes                                                     9,297         4,881       21,898       18,140
Loans transferred to other real estate owned                          898           143        2,306          923






ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Unaudited)

								       Nine Months Ended          Twelve Months Ended
									 September 31,                 December 31,
								       -----------------          -------------------

(In thousands)                                                         1994           1993                1993
								       ----           ----                ----
  Balance at beginning of period                                   $245,920        $197,992           $197,992
  Add:
       Net income                                                    46,521          42,779             58,205
       Retained earnings of company acquired                             --           2,428              2,428
								    -------        --------            --------
								    292,441         243,199            258,625

  Deduct cash dividends:
       Preferred paid to minority shareholder of subsidiary              23               7                 13
       Common, per share $ .86 in 1994 and
	    $ .70 and $ .98 in 1993                                  12,418           8,638             12,207
       Common dividend of NBA prior to merger                           485             485                485
								    -------        --------           ---------
  Balance at end of period                                         $279,515        $234,069           $245,920
								    =======         =======            ========



ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements give effect to the merger of Zions Bancorporation and National Bancorp of Arizona Inc. (NBA) on January 14, 1994, which has been accounted for as a pooling of interests, and amounts in the 1993 consolidated financial statements have been restated to give effect to this merger. Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1993.




ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS

								Three Months Ended             Nine Months Ended
								  September 30,                   September 30,
								------------------             -----------------
 (In thousands, except per share and ratio data)         1994       1993         %Change    1994      1993    % Change
							 ----       ----         -------    ----      ----    --------
EARNINGS:
 Net income before cumulative effect
    of changes in accounting principles                 $17,665      $15,397        14.7   $46,521   $41,120      13.1

 Net income                                              17,665       15,397        14.7    46,521    42,779       8.7

PER COMMON SHARE:
Net income before cumulative effect
    of changes in accounting principles                $   1.20     $   1.08        11.1  $   3.19  $   2.88      10.8

 Net income                                                1.20         1.08        11.1      3.19      3.00       6.3

 Dividends                                                  .30          .28         7.1       .86       .70      22.9

 Book value at September 30                                                                  24.34     21.20      14.8

 Market value at September 30                                                                39.50     42.25      -6.5

 (In thousands)

 Weighted average common and common
    equivalent shares outstanding                        14,721       14,300                14,566    14,283

 Common shares outstanding at September 30                                                  14,556    14,160

PERFORMANCE RATIOS:

 Net interest margin                                      4.07%        4.03%                 3.93%     4.41%

 Return on average assets                                 1.25%        1.25%                 1.13%     1.30%

 Return on average common equity                          20.3%        20.7%                 18.7%     20.2%

 Dividend payout ratio                                    26.6%        20.9%                 27.8%     21.3%
 Nonperforming assets to loans, leases
    and other real estate owned and other
    nonperforming assets at September 30                                                      .79%     1.29%
CAPITAL RATIOS:
 Average equity to average assets                         6.15%        6.06%                 6.05%     6.40%

 Tier I Leverage at September 30                                                             5.74%     5.68%

 Tier I risk-based capital at September 30                                                  11.27%    10.68%

 Total risk-based capital at September 30                                                   14.41%    14.06%




ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS


Consolidated net income for the third quarter of 1994 was $17,665,000 or $1.20 per share compared to $15,397,000 or $1.08 per share for the third quarter of 1993 and $16,418,000 or $1.11 per share for the second quarter of 1994.

Consolidated net income was $46,521,000 or $3.19 per share for the first nine months of 1994, compared to $42,779,000 or $3.00 per share for the first nine months of 1993, which constituted increases of 8.7% and 6.3%, respectively. Earnings results for the first nine months of 1993 were positively affected in the net amount of $1,659,000 or $.12 per share due to the cumulative effect of changes in accounting principles implemented during the first quarter of 1993. The Company's earnings for the nine months ended September 30, 1993, however, were also negatively affected by a one-time expense of $6,022,000 included in noninterest expenses related to early extinguishment of certain long-term debt. Amounts in the 1993 consolidated financial statements have been restated to give effect to the merger of Zions Bancorporation and National Bancorp of Arizona, on January 14, 1994, which has been accounted for as a pooling of interests.

The Company's third-quarter $2,268,000 increase in earnings relative to the same period a year ago reflect a $8,064,000 (18.4%) increase in net interest income, a $42,000 (8.7%) decrease in the provision for loan losses, a $2,580,000 (11.4%) decrease in noninterest income, a $1,421,000 (3.3%) increase in noninterest expenses and a $1,837,000 (25.2%) increase in income tax expense.

The $1,625,000 increase in net income for the nine-month period ended September 30, 1994, compared to the similar period in 1993 (excluding the aforementioned expense relating to the early extinguishment of debt and the net benefit resulting from the cumulative effect of changes in accounting principles), reflect a $15,701,000 (12.1%) increase in net interest income, a $1,058,000 (46.9%) decrease in the provision for loan losses, a $2,856,000 (4.9%) decrease in noninterest income, a $10,818,000 (9.1%) increase in noninterest expenses and a $1,460,000 (6.6%) decrease in income tax expense.

The annualized return on average assets for the third quarter and for the first nine months of 1994 was 1.25% and 1.13%, respectively, resulting in an annualized return on average common shareholders' equity for the same periods of 20.3% and 18.7%.






ZIONS BANCORPORATION AND SUBSIDIARIES

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the third quarter of 1994, adjusted to a fully taxable-equivalent basis, increased 18.2% from the third quarter of 1993, and increased 6.1% from the second quarter of 1994. Net interest margin was 4.07%, compared to 4.03% for the third quarter of 1993, and 3.92% for the second quarter of 1994. Nine-month net interest income, on a fully taxable-equivalent basis, was $148,856,000 in 1994, an increase of 12.3% compared to the first nine months of 1993. Net interest margin for the first nine months of 1994 was 3.93%, compared to 4.41% for the first nine months of 1993.

The yield on average earning assets increased 45 basis points during the third quarter of 1994 as compared to the third quarter of 1993, and increased 46 basis points from the second quarter of 1994. The average rate paid this quarter on interest-bearing funds increased 50 basis points from the third quarter of 1993, and increased 34 basis points from the second quarter of 1994. Comparing the first nine months of 1994 with 1993, the yield on average earning assets decreased 31 basis points, while the cost of interest-bearing funds increased by 17 basis points.

The spread on average interest-bearing funds for the third quarter of 1994 was 3.48%, down from the 3.53% for the third quarter of 1993 but up from the 3.36% for the second quarter of 1994. The spread on average interest-bearing funds for the first nine months of 1994 was 3.38% compared with 3.86% for the same period in 1993.

The Company attempts to minimize interest rate movement sensitivity through the management of interest rate maturities and the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contract agreements. Net interest income to the Company from the use of such off-balance sheet arrangements for the first nine months of 1994 was $153,000 compared to $207,000 for the first nine months of 1993. Net interest margin is also affected by the Company's maintenance of a strong liquidity position.

The increased level of taxable-equivalent net interest income in the first nine months of 1994, compared to the same period in 1993, was influenced primarily by a 25.9% increase in average earning assets. The decrease in net interest margin resulted primarily from increased borrowings related to increased trading and funding activity, and the effect of rates on earning assets declining while rates paid on interest-bearing funds increased.







ZIONS BANCORPORATION AND SUBSIDIARIES
NET INTEREST INCOME AND RATES
(Unaudited)

							      Three Months Ended                     Nine Months Ended
							       September 30, 1994                    September 30, 1994
							      -------------------                    ------------------
							 Average    Amount of     Average     Average  Amount of    Average
(In thousands)                                          Balance     Interest*     Rate       Balance   Interest*     Rate
							--------    ---------     -------   ---------  ---------  ---------
Money market investments:
     Interest-bearing deposits                        $   24,317     $    128       2.09%  $   24,597  $     633      3.44%
     Federal funds sold and security
	  resell agreements                              923,150       10,442       4.49%     939,038     26,744      3.81%
     Other money market investments                            -           --         --%          --         --         -%
							 -------       ------       -----     -------    -------      -----
	  Total money market investments                 947,467       10,570       4.43%     963,635     27,377      3.80%
							 -------       ------       -----     -------    -------      -----
Securities:
     Held to maturity:
	  Taxable                                        719,144       10,876       6.00%     703,774     28,336      5.38%
	  Nontaxable                                     198,884        3,880       7.74%     192,404     11,517      8.00%
     Available for sale                                  338,286        5,101       5.98%     337,374     14,980      5.94%
     Trading account securities                          306,750        4,489       5.81%     278,078     11,117      5.35%
						       ---------       ------       -----    --------    -------     ------
	  Total securities                             1,563,064       24,346       6.18%   1,511,630     65,950      5.83%
						       ---------       ------       -----   ---------     ------      -----
Loans:
     Loans held for sale                                 187,718        3,196       6.75%     200,866      9,594      6.39%
     Loans, leases and other receivables**             2,474,276       57,991       9.30%   2,387,482    159,458      8.93%
						       ---------       ------       -----   ---------    -------      -----
	  Total loans                                  2,661,994       61,187       9.12%   2,588,348    169,052      8.73%
						       ---------       ------       -----   ---------    -------      -----
	  Total earning assets                        $5,172,525      $96,103       7.37%  $5,063,613   $262,379      6.93%
						       =========       ======       =====   =========    =======      =====
Interest-bearing deposits:
     Savings                                          $  755,520     $  5,443       2.86%  $  734,112   $ 16,121      2.94%
     Money market                                      1,309,768       10,584       3.21%   1,268,662     27,698      2.92%
     Time under $100,000                                 491,117        4,970       4.01%     515,597     15,019      3.89%
     Time over $100,000                                   88,187        1,116       5.02%      93,079      2,844      4.09%
     Foreign                                             110,832        1,263       4.52%     101,794      2,876      3.78%
						       ---------       ------       -----    --------     ------      -----
	  Total interest-bearing deposits              2,755,424       23,376       3.37%   2,713,244     64,558      3.18%
						       ---------       ------       -----   ---------     ------      -----
Borrowed funds:
     Securities sold, not yet purchased                  224,294        3,500       6.19%     169,924      7,140      5.62%
     Federal funds purchased and security
	  repurchase agreements                        1,215,339       13,117       4.28%   1,169,377     32,159      3.68%
     FHLB advances and other borrowings:
	  Less than one year                              29,249          397       5.38%      40,497      1,388      4.58%
	  Over one year                                  104,640        1,433       5.43%     124,312      4,255      4.58%
     Long-term debt                                       59,226        1,257       8.42%      59,408      4,023      9.05%
						       ---------       ------       -----   ---------     ------      -----
	  Total borrowed funds                         1,632,748       19,704       4.79%   1,563,518     48,965      4.19%
						       ---------       ------       -----   ---------    -------      -----
	  Total interest-bearing funds                $4,388,172      $43,080       3.89%  $4,276,762   $113,523      3.55%
						       =========       ======       =====   =========    =======      =====

Net interest income                                                   $53,023                           $148,856
Net interest margin                                                                 4.07%                             3.93%
Spread on average interest-bearing funds                                            3.48%                             3.38%

  *Taxable-equivalent rates used where applicable.
** Net of unearned income and fees, net of related
     costs.
   Loans include nonaccrual and restructured loans










ZIONS BANCORPORATION AND SUBSIDIARIES
NET INTEREST INCOME AND RATES
(Unaudited)

							      Three Months Ended                     Nine Months Ended
							      September 30, 1993                    September 30, 1993
							      ------------------                    ------------------
							 Average   Amount of      Average     Average Amount of     Average
(In thousands)                                          Balance    Interest*      Rate       Balance  Interest*      Rate
							--------   ----------     -------    --------  ---------   --------
Money market investments:
     Interest-bearing deposits                         $  91,050      $ 1,150       5.01%  $  134,732  $   4,974      4.94%
     Federal funds sold and security
	  resell agreements                              737,466        6,281       3.38%     476,912     12,010      3.37%
     Other money market investments                       24,865          175       2.79%      29,767        612      2.75%
							--------        -----      ------    --------    -------      -----
	  Total money market investments                 853,381        7,606       3.54%     641,411     17,596      3.67%
							--------        -----       -----     -------     ------      -----
Securities:
	  Held to maturity:
	       Taxable                                 1,018,110       14,246       5.55%     962,518     42,362      5.88%
	       Nontaxable                                160,708        3,296       8.14%     141,136      9,065      8.59%
	  Available for sale                                  --           --         --%          --         --        --%
	  Trading account securities                     101,421        2,006       7.85%      61,013      4,194      9.19%
						       ---------       ------       -----   ---------     ------      -----
	  Total securities                             1,280,239       19,548       6.06%   1,164,667     55,621      6.39%
						       ---------       ------       -----   ---------     ------      -----
Loans:
     Loans held for sale                                 178,840        2,824       6.26%     184,618      8,820      6.39%
     Loans, leases and other receivables**             2,108,249       47,110       8.87%   2,029,811    135,579      8.93%
						       ---------       ------      ------   ---------    -------      -----
	  Total loans                                  2,287,089       49,934       8.66%   2,214,429    144,399      8.72%
						       ---------       ------       -----   ---------    -------     ------
	  Total earning assets                        $4,420,709      $77,088       6.92%  $4,020,507   $217,616      7.24%
						       =========       ======       =====   =========    =======      =====

Interest-bearing deposits:
     Savings                                          $  662,681     $  4,750       2.84%  $  642,775  $  13,947      2.90%
     Money market                                      1,174,679        8,182       2.76%   1,113,039     23,390      2.81%
     Time under $100,000                                 547,770        5,647       4.09%     569,232     18,202      4.28%
     Time over $100,000                                   80,520          773       3.81%      79,766      2,251      3.77%
     Foreign                                              59,138          389       2.61%      57,666      1,045      2.42%
						       ---------       ------       -----   ---------     ------      -----
	  Total interest-bearing deposits              2,524,788       19,741       3.10%   2,462,478     58,835      3.19%
						       ---------       ------       -----   ---------     ------      -----
Borrowed funds:
     Securities sold, not yet purchased                  177,369        1,832       4.10%      59,123      1,832      4.14%
     Federal funds purchased and security
	   repurchase agreements                         766,075        5,928       3.07%     581,783     12,699      2.92%
     FHLB advances and other borrowings:
	  Less than one year                              84,592          869       4.08%      85,494      2,467      3.86%
	  Over one year                                  155,793        1,812       4.61%      97,979      3,098      4.23%
      Long-term debt                                      60,131        2,056      13.57%      79,213      6,084     10.27%
							--------       ------      ------    --------     ------     ------
	  Total borrowed funds                         1,243,960       12,497       3.99%     903,592     26,180      3.87%
						       ---------       ------       -----   ---------    -------      -----
	  Total interest-bearing funds                $3,768,748      $32,238       3.39%  $3,366,070   $ 85,015      3.38%
						       =========       ======       =====   =========     ======      =====
Net interest income                                                   $44,850                           $132,601
Net interest margin                                                                 4.03%                             4.41%
Spread on average interest-bearing funds                                            3.53%                             3.86%

  *Taxable-equivalent rates used where applicable.
** Net of unearned income and fees, net of related
     costs.
   Loans include nonaccrual and restructured loans










ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses was $440,000 for the third quarter of 1994, as compared with $482,000 for the third quarter of 1993, a decrease of 8.7% and $467,000 for the second quarter of 1994. Net charge-offs for the third quarter of 1994 were $2,574,000 or .10% of average net loans and leases, compared to net recoveries of $250,000 or (.01)% of average loans and leases for the third quarter of 1993, and net charge-offs of $778,000 or .03% of average loans and leases for the second quarter of 1994. The provision for loan losses for the first nine months of 1994 totaled $1,197,000, 46.9% less than the provision for the first nine months of 1993. Net charge-offs for the first nine months of 1994 were $4,119,000 or .16% of average net loans and leases, compared to net recoveries of $5,726,000 for the first nine months of 1993 or (.26)% of average net loans and leases.

NONINTEREST INCOME

Noninterest income for the third quarter of 1994 totaled $20,109,000, a decrease of 11.4% from the $22,689,000 for the third quarter of 1993 but an increase of 8.9% over the $18,465,000 for the second quarter of 1994. Comparing the third quarter of 1994 and the third quarter of 1993, service charges on deposit accounts, other service charges, commissions and fees, trading account income, and other income increased .7%, .6%, 14.9% and 165.0%, respectively, while trust income and loan sales and servicing income decreased 7.1% and 69.2%, respectively, and sales of investment securities resulted in greater net gains.

Noninterest income for the nine months ending September 30, 1994 decreased 4.9% to $54,970,000, compared to $57,826,000 for the first nine months of 1993. Comparing the first nine months of 1994 and the first nine months of 1993, service charges on deposit accounts, other service charges, commissions and fees, and other income increased .4%, 11.3% and 21.0%, respectively, while trust income, trading account income and loan sales and servicing income decreased 4.8%, 24.2% and 33.5%, respectively, and sales of investment securities resulted in net losses in 1994 compared to net gains in 1993.

Trading account income was adversely affected by mark-to-market adjustments on trading securities as a result of rising interest rates during the first quarter of 1994, and loan sales income has also been adversely affected by mark-to-market adjustments on mortgages held for sale and reduced sales volume in 1994. The increase in other income resulted primarily from a greater gain on the sale of mortgage servicing rights in the third quarter of 1994 than the gain on the sale of an interest rate exchange contract agreement reported in the second quarter of 1993.


NONINTEREST EXPENSES

Noninterest expenses for the third quarter of 1994, totaling $44,739,000, increased 3.3% from the $43,318,000 for the third quarter of 1993 and increased 6.5% from the $41,996,000 for the second quarter of 1994. Comparing the third quarter of 1994 and the third quarter of 1993, salaries and employee benefits increased .7%, occupancy, furniture and equipment expenses increased 23.2%, and the total of all other expenses increased 1.2%.







ZIONS BANCORPORATION AND SUBSIDIARIES

Noninterest expenses for the nine months ending September 30, 1994 of $129,226,000 increased 9.1% compared to the $118,408,000 for the corresponding period in 1993, excluding the one-time expense of $6,022,000 related to the early extinguishment of debt. Comparing the first months of 1994 and the first nine months of 1993, salaries and employee benefits increased 10.2%, occupancy, furniture and equipment expenses increased 22.7%, and the total of all other expenses increased 3.7%.

The increase in salaries and employee benefits resulted primarily from increased staffing in investment and mortgage origination and servicing activities, general salary increases, bonuses, and commission costs. The increase in occupancy, furniture and equipment expenses resulted primarily from the expansion of the ATM network, and the installation of personal computers and local area networks during the last half of 1993. The increase in all other expenses resulted primarily from increases in supplies, postage, FDIC premiums and telecommunications related to acquisitions and expansion.

INCOME TAXES

The Company experienced an income tax expense of $9,124,000 for the third quarter of 1994 compared to $7,287,000 for the third quarter of 1993, and $8,325,000 for the second quarter of 1994, Tax expense for the first nine months of 1994 was $23,427,000 compared to $19,721,000 for the first nine months of 1993.

ANALYSIS OF FINANCIAL CONDITION


EARNING ASSETS

Average earning assets grew to $5,063.6 million in the nine months ended September 30, 1994 compared to $4,020.5 million in the nine months ended September 30, 1993. Earning assets comprised 91.9% of total average assets for the first nine months of 1994, compared with 91.0% for the first nine months of 1993.


Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, and other money market investments, increased 50.2% to $963.6 million compared to $641.4 million in the first nine months of 1994.

During the first nine months of 1994, average securities increased 29.8% to $1,511.6 million compared to $1,164.7 million in the first nine months of 1993. Average taxable securities increased 8.2% nontaxable securities increased 36.3%, and trading account securities increased 355.8% compared with the same period in 1993.

Average net loans and leases increased 16.9% to $2,588.3 million for the first nine months of 1994 compared to $2,214.4 in the first nine months of 1993, representing 51.1% of earning assets in the first nine months of 1994 compared to 55.1% in the first nine months of 1993.







ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS
(Unaudited)

									 Three Months Ended         Nine Months Ended
									 September 30,               September 30,
									 ------------------         -----------------
 (In thousands)                                                         1994           1993          1994         1993
									----           ----          ----         ----
 Assets
 Cash and due from banks                                        $   318,979     $   325,899  $   325,485   $   305,775
 Money market investments:
      Interest-bearing deposits                                      24,317          91,050       24,597       134,732
      Federal funds sold and security resell agreements             923,150         737,466      939,038       476,912
      Other money market investments                                     --          24,865           --        29,767
 Securities:
      Held to maturity:
	   Taxable                                                  719,144       1,018,110      703,774       962,518
	   Nontaxable                                               198,884         160,708      192,404       141,136
      Available for sale                                            338,286              --      337,374            --
      Trading account securities                                    306,750         101,421      278,078        61,013
								  ----------      ---------    ----------    ---------
								  1,563,064       1,280,239    1,511,630     1,164,667
 Loans:
      Loans held for sale                                           187,718         178,840      200,866       184,618
      Loans, leases and other receivables                         2,493,775       2,131,310    2,407,343     2,053,772
								  ----------      ---------    ----------    ---------
								  2,681,493       2,310,150    2,608,209     2,238,390
      Less:
	   Unearned income and fees, net of related costs            19,499          23,061       19,861        23,961
	   Allowance for loan losses                                 69,247          67,827       68,681        64,309
								  ----------      ---------    ----------    ---------
								  2,592,747       2,219,262    2,519,667     2,150,120
 Premises and equipment. at cost,
      less accumulated depreciation                                  73,331          69,477       73,159        67,297
 Amounts paid in excess of net assets of acquired businesses         21,264          12,071       16,674        12,171
 Other real estate owned                                              2,679           4,808        2,309         5,684
 Other assets                                                       103,756         107,030       99,354        69,178
								  ----------      ---------    ----------    ---------
	   Total assets                                          $5,623,287      $4,872,167   $5,511,913    $4,416,303
								 ==========      ==========   ==========    ==========
 Liabilities and shareholders' equity
 Deposits:
      Noninterest-bearing demand                                $   819,894      $  755,433   $  829,450    $  709,383
      Interest-bearing:
	   Savings and money market                               2,065,288       1,837,360    2,002,774     1,755,814
	   Time under $100,000                                      491,117         547,770      515,597       569,232
	   Time over $100,000                                        88,187          80,520       93,079        79,766
	   Foreign                                                  110,832          59,138      101,794        57,666
								  ----------      ---------    ----------    ---------
								  3,575,318       3,280,221    3,542,694     3,171,861
 Securities sold, not yet purchased                                 224,294         177,369      169,924        59,123
 Federal funds purchased and security repurchase agreements       1,215,339         766,075    1,169,377       581,783
 Accrued liabilities                                                 69,248          52,631       72,240        57,809
 Federal Home Loan Bank advances and other borrowings:
      Less than one year                                             29,249          84,592       40,497        85,494
      Over one year                                                 104,640         155,793      124,312        97,979
 Long-term debt                                                      59,226          60,131       59,408        79,213
								  ----------      ---------    ----------    ---------
	   Total liabilities                                      5,277,314       4,576,812    5,178,452     4,133,262

 Shareholders' equity:
      Preferred stock                                                    --              --           --            --
      Common stock                                                   72,642          66,180       72,642        65,796
      Net unrealized holding gains and losses                        (2,676)             --       (1,898)           --
      Retained earnings                                             276,007         229,175      262,717       217,245
								  ----------      ---------     ---------    ---------
	   Total shareholders' equity                               345,973         295,355      333,461       283,041
								  ----------      ---------    ----------    ---------
	   Total liabilities and shareholders' equity            $5,623,287      $4,872,167   $5,511,913    $4,416,303
								  ==========      =========    ==========    =========




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

The table below sets forth the amount of loans outstanding by type at September 30, 1994 and December 31, 1993.

 (In thousands)
 Types                                                    September 30, 1994            December 31, 1993
 -----                                                    ------------------            -----------------
 Loans held for sale                                             $   146,661                   $  238,206
 Commercial, financial, and agricultural                             462,161                      511,982

 Real estate:
      Construction                                                   212,245                      213,114
      Other                                                        1,254,880                    1,022,888
 Consumer                                                            370,359                      378,679

 Lease financing                                                     126,790                      130,450
 Other receivables                                                    21,313                       12,857
								   ---------                    ---------
      Total loans                                                 $2,594,409                   $2,508,176
								   =========                    =========


Loans held for sale at September 30, 1994 decreased 38.4% from year-end 1993. All other loans, net of unearned income and fees increased 8.0% to $2,428.0 million at September 30, 1994, compared to $2,248.1 million at December 31, 1993. Other real estate-secured loans and other receivables increased from year end 22.7% and 65.8%, respectively, as commercial loans, real estate construction loans, and lease financing decreased 9.7%, .4% and 2.8% from year end. Consumer loans decreased 2.2% from year end, as a result of the securitization and sale of $165.6 million of installment loan receivables immediately prior to the end of the third quarter and an additional $176.3 million of consumer loans since year end related to revolving loan securitizations. Within the other real estate-secured loan portfolio, 1-4 family residential loans increased 20.3%, home equity credit line loans increased 34.1% and all other real estate loans increased 20.7% from year end.







ZIONS BANCORPORATION AND SUBSIDIARIES

RISK ELEMENTS


The Company's nonperforming assets, which include nonaccruing loans, restructured loans and other real estate owned and other nonperforming assets, were $20,312,000 at September 30, 1994, down 34.6% from $31,043,000 at September
30, 1993, and down 33.7% from $30,637,000 at December 31, 1993.  Such nonperforming assets as a percentage of net loans and leases and other real estate owned and other nonperforming assets were .79%, 1.29% and 1.23% at September 30, 1994, September 30, 1993, and December 31, 1993, respectively.

Accruing loans past due 90 days or more totaled $2,912,000 at September 30, 1994, down 5.8% from $3,091,000 at September 30, 1993, and down 73.1% from
$10,821,000 at December 31, 1993.

No loans at September 30, 1994 were considered potential problem loans compared to no loans at September 30, 1993 and two loans totaling $1,114,000 at December 31, 1993. Potential problem loans are defined as loans presently current by their terms, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.


The following table sets forth the nonperforming assets at September 30, 1994 and 1993, and December 31, 1993.

									    September 30,        December 31,
									    --------------       ------------
 (In thousands)                                                          1994         1993               1993
									 ----         ----               ----
 Nonaccrual loans                                                     $14,476      $25,576            $23,364

 Restructured loans                                                       571        1,620              4,006
 Other real estate owned and other
      nonperforming assets                                              5,265        3,847              3,267
								       ------      -------            -------
      Total                                                           $20,312      $31,043            $30,637
								       ======       ======             ======
 % of net loans and leases* and other real estate
      owned  and other nonperforming assets                              .79%        1.29%              1.23%


 Accruing loans past due 90 days or more                              $ 2,912      $ 3,091            $10,821
									=====        =====             ======

 % of net loans and leases*                                              .11%         .13%               .44%
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

											 Twelve Months
							  Nine Months Ended                 Ended
 (In thousands)                                            September 30,                 December 31,
							------------------            -----------------
							   1994                1993               1993
							   ----               ----                 ----
 Average loans* and leases outstanding
      (net of unearned income)                           $2,588,348          $2,214,429           $,222,182
							  ==========          =========           ==========
 Allowance for possible losses:
 Balance at beginning of the period                     $    68,461         $   59,807          $    59,807
 Allowance of companies acquired                              1,308                546                  546
Loans and leases charged-off:
      Loans held for sale                                        -                    -                   -
      Commercial, financial and agricultural                 (4,286)              (892)              (1,804)
      Real estate                                              (530)              (673)              (1,179)
      Consumer                                               (3,355)            (4,528)              (5,461)
      Lease financing                                        (1,157)              (305)                (360)
      Other receivables                                           -                  -                    -
							   ---------          ---------           ----------
	   Total                                             (9,328)            (6,398)              (8,804)
							    --------          ---------            ---------
 Recoveries:
      Loans held for sale                                         -                  -                    -
      Commercial, financial and agricultural                  1,679              9,159               10,117
      Real estate                                               491                514                  611
      Consumer                                                2,904              2,313                3,043
      Lease financing                                           135                138                  148
      Other receivables                                           -                  -                    -
							    --------           --------            ---------
	   Total                                              5,209             12,124               13,919
							     -------           --------             --------
 Net loan and lease (charge-offs) recoveries                 (4,119)             5,726                5,115
 Provision charged against earnings                           1,197              2,255                2,993
							     -------           --------             --------
 Balance at end of the period                           $    66,847        $    68,334          $    68,461
							    ========           ========             =======


 *Includes loans held for sale

 Ratio of net charge-offs (recoveries) to
      average loans and leases                                  .21%             (.35)%               (.23)%













ZIONS BANCORPORATION AND SUBSIDIARIES

The allowance for loan losses as a percentage of net loans and leases was 2.60% at September 30, 1994, compared to 2.85% at September 30, 1993 and 2.75% at December 31, 1993. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 384.4% at September 30, 1994, compared to 238.4% at September 30, 1993 and 200.3% at December 31, 1993. The allowance, as a percentage of nonaccrual loans and restructured loans was 444.3% at September 30, 1994, compared to 251.3% at September 30, 1993 and 250.1% at December 31, 1993.

Included in the allowance for loan losses is an amount for unused loan commitments and standby letters of credit which at September 30, 1994 and 1993, and at December 31, 1993, amounted to $3,302,000, $2,298,000 and $1,972,000, respectively. Unused loan commitments and standby letters of credit, at September 30, 1994 and 1993, and at December 31, 1993, amounted to $1,278.5 million, $1,096.0 million and $1,105.7 million, respectively.

DEPOSITS

Average total deposits of $3,542.7 million for the first nine months of 1994 increased 11.7% over the $3,171.9 million for the first nine months of 1993, with average demand deposits increasing 16.9%. Average savings and money market deposits, time deposits over $100,000 and foreign deposits for the first nine months of 1994 increased 14.1%, 16.7% and 76.5%, respectively, from the first nine months of 1993. Average time deposits under $100,000, decreased 9.4% during the first nine months of 1994, compared with the same period one year earlier.

Total deposits increased 5.7% to $3,628.3 million compared to $3,432.3 million at December 31, 1993. Comparing September 30, 1994 to December 31, 1993, savings and money market deposits, time deposits over $100,000 and foreign deposits increased 11.4%, 26.7% and 34.7%, respectively, while demand deposits decreased 4.5% and time deposits under $100,000 decreased 4.4%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Average net loans and leases were 73.1% of average total deposits for the nine months ended September 30, 1994 compared to 69.8% for the nine months ended September 30, 1993. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. In addition, the Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of "short-term purchased" liabilities and wholesale deposits, totaled $1,230.8 million or 35.8% of core deposits at September 30, 1994.


The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 94.6% of total deposits at September 30, 1994 compared to 95.6% at December 31, 1993.

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

CAPITAL RESOURCES AND DIVIDENDS


Total shareholders' equity at September 30, 1994 was $354.3 million, an increase of 13.4% over the $312.6 million at December 31, 1993, and an increase of 18.0% over the $300.3 million at September 30, 1993. The ratio of average equity to average assets for the first nine months of 1994 was 6.05%, compared to 6.40% for the same period in 1993. At September 30, 1994, the Company's Tier I risk-based capital ratio was 11.27%, compared to 10.85% at December 31, 1993 and 10.68% at September 30, 1993. At September 30, 1994, the Company's total risk-based capital ratio was 14.41%, compared to 14.12% at December 31, 1993 and 14.06% at September 30, 1993. The Company's leverage ratio as of September 30, 1994 was 5.74%, compared to 5.44% at December 31, 1993 and 5.68% at September 30, 1993.

Dividends declared per common share for the third quarter of 1994 of $.30 increased 7.1% compared to $.28 for the third quarter of 1993. Dividends declared per common share of $.86 for the first nine months of 1994 increased 22.9% compared to $.70 for the first nine months of 1993. The cash dividend payout to net income applicable to common shares for the first nine months of 1994 was 27.8%, compared to 21.3% for the first nine months of 1993.

MERGERS AND ACQUISITIONS

On November 1, 1994, Zions Bancorporation and First Western Bancorporation, headquartered in Moab, Utah, announced their agreement to merge in a pooling-of-interests merger subject to applicable regulatory and First Western Bancorporation shareholders approvals. First Western Bancorporation's banking subsidiary, First Western National Bank, operates offices in Moab, Blanding and Monticello, Utah, and has assets of approximately $40 million. Even though First Western Bancorporation's operations prior to acquisition are not significant to Zions, the transaction will enable the Company to merge First Western National Bank with Zions First National Bank, and to provide expanded banking services to the communities of Grand and San Juan Counties.









ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	 a)    Exhibits

	       Exhibit 27 Article 9 Financial Schedules for Form 10-Q

	 b)    Reports on Form 8-K

	       There were no reports on Form 8-K filed during the quarter ending September 30, 1994.


			       S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				       ZIONS BANCORPORATION

				       /s/ Harris H. Simmons
				       ---------------------
				       Harris H. Simmons, President and
				       Chief Executive Officer


				       /s/ Gary L. Anderson
				       --------------------
				       Gary L. Anderson, Senior Vice President
				       and Chief Financial Officer


Dated:  November 9, 1994