Form 10-K
period 1994-12-31
ZIONS BANCORPORATION /UT/
filed 1995-03-28
CIK 109380

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20459
                                   FORM 10-K
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994
                            OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

COMMISSION FILE NUMBER 0-2610

                              ZIONS BANCORPORATION
             (Exact name of Registrant as specified in its charter)

             UTAH                                         87-0227400
(State of other jurisdiction of               (Internal Revenue Service Employer
incorporation or organization)                      Identification Number)

         1380 Kennecott Building
          Salt Lake City, Utah                              84133
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (801) 524-4787

Securities registered pursuant to Section 12(b) of the act:  None

Securities registered pursuant to Section 12(g) of the act:

                        Common Stock - without par value
- -------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X     No
                                         -------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

Aggregate Market Value of Common Stock Held by Nonaffiliates at
February 27, 1995 ..................................................$446,847,000

Number of Common Shares Outstanding at February 27, 1995.......14,562,970 Shares

Documents Incorporated by Reference:

Definitive Proxy Statement (See Part III, Item 10, Item 11, Item 12, and
Item 13).

                              ZIONS BANCORPORATION

                      ANNUAL REPORT FOR 1994 ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                    PAGE
PART I

Item 1. Business                                                                                      1
Item 2. Properties                                                                                   13
Item 3. Legal Proceedings                                                                            14
Item 4. Submission of Matters to a Vote of Security Holders                                          14
Executive Officers of the Registrant                                                                 14

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                        15
Item 6. Selected Consolidated Financial Data                                                         16
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations        17
Item 8. Financial Statements and Supplementary Data                                                  41
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         68

PART III

Item 10. Directors and Executive Officers of the Registrant                                          68
Item 11. Executive Compensation                                                                      68
Item 12. Security Ownership of Certain Beneficial Owners and Management                              68
Item 13. Certain Relationships and Related Transactions                                              68

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            68

PART I

ITEM 1.      BUSINESS

Zions Bancorporation (the Parent) is a multibank holding company organized under the laws of Utah in 1955, registered under the Bank Holding Company Act of 1956, as amended. Zions Bancorporation and its subsidiaries (the Company), is the second largest bank holding company headquartered in Utah and provides a full range of banking and related services primarily in Utah, Nevada, and Arizona. Its principal subsidiaries are banking subsidiaries which include Zions First National Bank, the second largest commercial banking organization in the state of Utah, Nevada State Bank, the fifth largest commercial bank in Nevada, and National Bank of Arizona the fifth largest commercial bank in Arizona.

The Company's business and the businesses of many of its larger borrowers are primarily concentrated in the state of Utah. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the Utah economy and real estate markets.

The Company has focused in recent years on maintaining strong liquidity, risk-based capital and cash flow positions and on developing strong internal controls. An increasing focus is currently being placed on strengthening the Company's retail banking business, as well as its small- and medium-sized business lending, residential mortgage and investment activities, and increasing the proportion of fee income in its total revenue mix. The Company's general operating objectives include enhancing the Company's market position in Utah, Nevada, and Arizona through in-market acquisitions of smaller depository institutions, and through the continued development of the Company's present lines of business.

The Company is committed to improving the communities it serves now and in the years to come. Employees, as active concerned citizens, perform acts of service and goodwill to heighten a standard of living and boost community pride and morale. The Company engages in a variety of loan programs which benefit low to moderate income individuals; ranging from housing and business loans to automobile loans.

At December 31, 1994, the Company had assets of $4.9 billion, loans of $2.4 billion, deposits of $3.7 billion, and shareholders' equity of more than $.3 billion. A more detailed discussion concerning the Company's financial condition is contained in Part II of this report.

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

Zions First National Bank in Utah has developed special packages of financial services designed to meet the financial needs of particular market niches, including the Premier Account for those 50 years and older and the Student Account. The Bank has also established a Private Banking group to service the financial needs of wealthy individuals; an Executive Banking program to service the needs of corporate executives of commercial clients, and an Affinity program which offers discounted financial services to employees of commercial accounts on a group basis. Zions Bank has also developed a series of products geared to the lower-income customer, including the Flex Loan (a low-income personal loan), several low-income housing programs, and the Reddi-Savings account-- a savings account with unlimited ATM access for those not qualifying for or desiring a checking account.

Both Zions First National Bank and Nevada State Bank have established trust divisions which offer clients a variety of fiduciary services ranging from the administration of estates and trusts to the management of funds held under pension and profit sharing plans. They also offer custodian, portfolio, and management services. The Trust Division of Zions First National Bank also acts as fiscal and payment agent, transfer agent, registrar, and trustee under corporate and trust indentures for corporations, governmental bodies, and public authorities.

Zions First National Bank is a registered dealer in, and underwriter of, general obligations of state and municipal governments, and a primary dealer in obligations of the United States government and several federal agencies.
Zions First National Bank also provides correspondent banking services such as cash letter processing, wire services, federal funds facilities, and loan participations.

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

The Company's commercial banking operations generated net income of $65,661,000 in 1994, a .6% increase over the $65,263,000 earned in 1993. Results for 1993 have been restated to reflect the pooling-of-interests accounting treatment afforded the acquisition of National Bancorp of Arizona during the first quarter of 1994. Income from commercial banking operations was negatively affected in 1994 by rising interest rates and narrowing margins, particularly in the indirect installment contract business. Rising interest rates adversely affected the sale of fixed income securities, reducing revenues at the recently acquired Discount Corporation of New York. Rising rates were also manifest in the cost of deposits, as competitors' balance sheets became more fully loaned-up, creating pressure to generate greater deposit growth. Competitive conditions were also intense in the indirect automobile receivables business. Although the volume of such receivables originated increased, margins were greatly reduced from levels previously experienced.

During the year a major effort was initiated to reduce the cost structure in the Company's banking operations. A major focus of this initiative is to eliminate redundant operations in the three subsidiary banks, and to centralize functions which are transparent to customers while at the same time maintaining a great deal of decision-making capability at the local management level. At year-end 1994, staffing in the lead bank, excluding the mortgage operations, had been reduced by 57 full-time equivalent employees, or 3.4% below staffing levels a year earlier. An early retirement program was made available to certain employees subsequent to year-end 1994, with approximately 40 employees participating. Further cost-reduction projects are underway in 1995.

Average federal funds sold and securities purchased under agreements to resell increased 31.4% or $208,136,000 in 1994, and average securities held-to-maturity, available-for-sale and in trading accounts increased 27.9% or $336,701,000. Average interest-bearing deposits held at other banks and other money market investments decreased $108,185,000 or 81.7% during the year. Total average loans and lease receivables, net of unearned discount, increased 16.0% or $354,310,000, despite the fact that the Company securitized receivables in the gross amount of $703,013,000 during 1994.

Core deposits continued to experience strong growth, as the total volume of such accounts rose $339,049,000 or 11.1%. The components of this growth included an increase of $111,723,000 or 15.3% in average demand deposits, an increase of $92,161,000 or 14.2% in savings deposits, an increase of $167,103,000 or 14.9%
in average money market account balances, and a decrease of $31,938,000 in time deposits under $100,000. Total average deposits increased 12.5% or $398,935,000 to $3,595,409,000 in 1994.

Average federal funds purchased and securities sold under agreements to repurchase increased 40.0% or $309,817,000 in 1994, while securities sold short increased 165.6% or $114,963,000. Advances from the Federal Home Loan Bank of Seattle and other borrowings decreased 20.0% or $36,016,000. Total shareholders' equity allocated to commercial banking operations increased 18.5% or $54,467,000 in 1994.

The ATM network was further expanded in 1994, with 40 additional machines being deployed. The total number of ATM's in service at year-end 1994 was 215, a 23% increase over the prior year-end totals. The ATM network includes installations at branch offices, stores, shopping centers, resort areas, hotels, airports, and university campuses.

Utah

Zions First National Bank, founded in 1873, has 86 offices located throughout the state of Utah, plus one foreign office, for a total of 87 banking offices. Zions First National Bank's net income was $48,203,000, a decline of 8.8% from the $52,867,000 earned in 1993. The decline was a result of a $321,000 decline in net revenue, a $6,437,000 increase in noninterest expenses and a $1,435,000 reduction in benefit from 1993 accounting changes, offset by a $926,000 decline in provision for loan losses and a $2,603,000 reduction in the income tax provision.

Several initiatives were launched in 1994 to increase the convenience of banking for consumers and businesses. Zions First National Bank was the first Utah bank to aggressively promote point-of-sale debit card services throughout Utah. The bank also expanded its telephone service center to provide access to a wide variety of banking services via telephone. The Company's Reddi-Response system now handles approximately 10,000 phone calls per day. Zions Bank also became the first Utah-based institution to introduce Electronic Data Interchange, a package of data transmission services for corporate customers which facilitates the electronic processing of purchase orders, invoices, and payment information.

Zions First National Bank successfully completed the first phase of a pilot program in conjunction with the National Association of Certified Development Companies to underwrite SBA 504 loans through selected local CDC's throughout the United States. An initial $43.7 million pool of commercial first mortgage loans originated under the program was securitized in 1994, and it is anticipated that the program will be significantly expanded in 1995.

During 1994, Zions First National Bank organized a Small Business Investment Corporation to provide early-stage capital, primarily for technology companies located in the Intermountain West. The fund, operating as Wasatch Venture Fund, completed ten investments during its first year of operation.

In 1994, two new branches were opened in Layton and Eden, Utah, and during the fourth quarter, the pending merger transaction of Zions Bancorporation and First Western Bancorporation was announced. The transaction is expected to be consummated during the second quarter of 1995, and will mark the Company's initial entry into the southeastern area of the state. The acquisition will provide $37 million in assets and the addition of three banking offices operated by First Western Bancorporation's banking subsidiary, First Western National Bank, in Moab, Monticello and Blanding, Utah.

Nevada

Nevada State Bank, a state-chartered Federal Deposit Insurance Corporation ("FDIC")-insured institution, with its main office in downtown Las Vegas, opened two new grocery store banking centers in Summerlin and Pahrump, Nevada, during 1994, expanding its banking offices to 21 in Nevada. Net income at Nevada State Bank, after the amortization of purchase premium, increased 30.9% to $6,140,000 in 1994 as compared to $4,691,000 in 1993. Nevada State Bank's earnings increase was attributable to a $3,890,000 increase in net revenue, offset by a $646,000 increase in noninterest expenses, a $410,000 increase in the loan loss provision, a $1,032,000 increase in income taxes and a $353,000 reduction in the net benefit produced by accounting changes in 1993.

Arizona

During 1994, the Company substantially increased its presence in the Arizona market. The acquisition of National Bancorp of Arizona was completed during the first quarter, and Rio Salado Bancorp was acquired during the second quarter. The banking operations of these two companies were merged with Zions First National Bank of Arizona, and the resulting bank, with 10 offices, is operating under the National Bank of Arizona name. At year-end, the bank had over $700 million in assets, and over $36 million in net revenue, making it the fifth largest commercial bank in Arizona. Despite the disruptions caused by the merger of these three organizations, National Bank of Arizona achieved a 46.9% increase in net income, with 1994 earnings of $11,318,000 as compared with 1993 net income of $7,705,000. The increase resulted from a net revenue increase of $11,163,000, a reduction in loan loss provision of $301,000, offset by increases in noninterest expenses and taxes of $4,758,000 and $2,599,000, respectively, and a reduction in income from 1993 accounting changes of $494,000. The 1994 net income of National Bank of Arizona produced a strong return on average shareholders' equity of 24.3%. National Bank of Arizona's results have been restated to reflect the pooling-of-interest acquisition of that operation in the first quarter of 1994 and the results also reflect the acquisition of Rio Salado Bancorp, using the purchase accounting method, during the second quarter of 1994. The two acquisitions also provide a foundation for increased activity on the part of Zions Bancorporation's nonbank subsidiaries in the Arizona market.

Other Subsidiaries

The Company conducts various other bank-related business activities through subsidiaries owned by the Parent and wholly-owned subsidiaries of Zions First National Bank. Zions Credit Corporation engages in lease origination and servicing operations in Utah, Nevada, and Arizona. Zions Life Insurance Company underwrites as reinsurer credit-related life and disability insurance. Zions Insurance Agency, Inc., operates an insurance brokerage business which administers various credit-related insurance programs in the Company's subsidiaries and sells general lines of insurance. The Company's insurance subsidiaries offer customers a full range of insurance products through licensed agents. The products include credit life products, collateral protection products, life policies, homeowners policies, property and casualty policies, and commercial business owner type policies. Zions Data Service Company provides data processing services to all subsidiaries of the Company. Zions Mortgage Company, a subsidiary of Zions First National Bank, conducts a mortgage banking operation in Utah, Nevada, and Arizona. Zions Investment Securities, Inc., also a subsidiary of the Bank, provides discount investment brokerage services on a nonadvisory basis to both commercial and consumer customers. Personal investment officers employed by the discount brokerage subsidiary in many larger offices provide customers with a wide range of investment products, including municipal bonds, mutual funds and tax-deferred annuities.

Zions Credit Corporation generated $63,140,000 in new lease volume in 1994, a 17.1% increase over the 1993 volume. An additional $15,722,000 in leases was brokered to third parties. Average gross lease receivable and conditional sales contracts serviced by Zions Credit Corporation decreased 3.7% to $129,134,000 in 1994 from $134,029,000 in 1993.

Zions Insurance Agency, Inc. and Zions Life Insurance Company produced combined net income of $1,070,000, a 92.4% increase over the $556,000 generated in 1993. The increased income was largely attributable to increased volume in personal lines of insurance and improved performance in the sale of mortgage life and other credit life products.

Zions Data Service Company engaged in a variety of significant projects in 1994. Most notable was the installation of a new deposit and account analysis system which will simplify the development of new products and provide greater flexibility in meeting customer requirements. A new trust system was also installed, providing state-of-the-art operational capabilities. A loan management system was developed using relational database technology. The new system will provide managers with a much greater capability to view the full range of a customer's account relationships and to easily develop customized management reports. Zions Data Service Company also began the installation of a wide area network to support improved data and voice communications between the Company's various branches and departments. The new network will improve response times and allow the Company to significantly leverage its substantial investment in personal computer equipment and software.

Zions Mortgage Company experienced a sharp reduction in mortgage originations as a result of an adverse interest rate environment in 1994. Total retail mortgage origination volume decreased 47.4% to $382,800,000 in 1994 from $727,500,000 in 1993. In reaction to the decline in activity, staffing was reduced 27% between March and December, 1994. Higher interest rates resulted in a loss on loan sales of $3,445,000, including a downward mark-to-market adjustment of $1,700,000 in a portfolio of adjustable rate mortgages, as compared to a gain on loan sales of $2,035,000 in 1993. The loss on loan sales was partially offset by a gain in the amount of $2,516,000 from the sale of mortgage servicing rights. Zions Mortgage Company experienced a net loss of $319,000 in 1994, as compared to net income of $530,000 in 1993. Inasmuch as Zions Mortgage Company is a direct subsidiary of Zions First National Bank, its results of operations are included in the banking operations results.

In a very difficult year for securities sales, Zions Investment Securities, Inc. nevertheless contributed $730,000 in pretax income, rent income and revenue sharing to the Company's banking operations. Net income, which is included in the banking operations results, was $193,000, a 37.5% reduction from the $309,000 earned in 1993.

1994 Economic Trends

The Intermountain region continued to exhibit a healthy economy during 1994, though the pace of economic growth slowed somewhat in the Company's primary market area of Utah. Employment growth in Utah totaled 6.2% in 1994, down from 6.9% in 1993, while residential construction slowed 13% between the first and fourth quarters of 1994. Commercial construction remains strong, driven by low vacancy rates. Although it appears that Utah may lose approximately 2,000 defense jobs over the next few years as a result of downsizing at Defense Depot Ogden and Dugway Proving Grounds, the future of the state's largest employer, Hill Air Force Base, currently appears secure, inasmuch as the Department of Defense has not recommended the facility's closure to the Base Closure and Realignment Commission.

Nevada's employment growth slowed to 4.2% in 1994 from 7.2% in 1993 as a result of the completion of several major hotel construction projects. The state's net gaming revenues - an indicator of tourist activity - rose 16% in the fourth quarter of 1994 as compared to the year-earlier period.

Employment grew 4.9% in Arizona in 1994 compared to 4.1% in 1993.   There has
been a substantial reduction in office vacancy rates in Phoenix and Tucson in recent months, with the result that suburban office vacancy rates are now well below national averages.

The Federal Reserve System moved aggressively during 1994 to slow the rate of growth in the nation's economy. The result was a two- and-a-half percentage point increase in the prime rate, and commensurate increases in intermediate and long-term rates, producing the most difficult fixed-income market in several decades. The increase in rates significantly affected mortgage lending activity, as retail mortgage originations declined. The rise in interest rates also slowed retail and institutional investment sales.

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

Bank holding companies, such as Zions Bancorporation, are required to file with the Federal Reserve Board certain reports and information and are required to obtain prior approval of the Board to engage in an new activity or to acquire more than 5% of any class of voting stock of any company. Generally, no application to acquire shares of a bank located outside that state in which the operations of the applicant's banking subsidiaries were principally conducted on the date it became subject to the Act may be approved by the Federal Reserve Board unless such acquisition is specifically authorized by the laws of the state in which the bank whose shares are to be acquired is located. In the meantime, most state have specifically authorized the acquisition of banks located in those states by out-out-state companies, in many cases subject to various restrictions.

The Federal Reserve Board has authorized the acquisition and control by bank holding companies of savings and loan associations and certain other savings institutions without regard to geographic restrictions applicable to acquisition of shares of a bank.

The Riegle-Neal Interstate Branching and Efficiency Act of 1994 ("Riegle-Neal Act") permits, beginning one year after enactment and subject to approval by the Federal Reserve Board, bank holding companies to acquire either control of, or substantial assets of, a bank located outside the bank holding company's home state. These acquisitions are subject to limitations which are mentioned in the discussion on "Interstate Banking". The Riegle-Neal Act reaffirms the right of states to segregate and tax separately incorporated subsidiaries of a bank or bank holding company. The Riegle-Neal Act also affects interstate branching and merger.

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

Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-balance sheet and off-balance sheet exposures. The risk-based capital framework contains four risk-weighted categories for bank holding company assets -- 0%, 20%, 50%, and 100%. Zero percent risk-weighted assets include, inter alia, cash and balances due from Federal Reserve Banks, and obligations unconditionally guaranteed by the U.S. government or its agencies. Twenty percent risk-weighted assets include, inter alia, claims on U.S. Banks and obligations guaranteed by U.S. government sponsored agencies as well as general obligations of states or other political subdivisions of the United States. Fifty percent risk-weighted assets include, inter alia, loans fully secured by first liens on one to-four-family residential properties, subject to certain conditions. All assets not included in the foregoing categories are assigned to the 100% risk-weighted category, including loans to commercial and other borrowers. As of year-end 1992, the minimum required ratio for qualifying Total Capital became 8%, of which at least 4% must consist of Tier I Capital. At December 31, 1994, the Company's Tier I and Total Capital ratios were 11.81% and 14.96%, respectively.

The current risk-based capital ratio analysis establishes minimum supervisory guidelines and standards. It does not evaluate all factors affecting an organization's financial condition. Factors which are not evaluated include (i) overall interest rate exposure; (ii) liquidity, funding, and market risks; (iii) quality and level of earnings; (iv) investment or loan portfolio concentrations;
(v) quality of loans and investments; (vi) the effectiveness of loan and investment policies; (vii) certain risks arising from nontraditional activities; and (viii) management's overall ability to monitor and control other financial and operating risks, including the risks presented by concentrations of credit and nontraditional activities. The capital adequacy assessment of federal bank regulators will, however, continue to include analyses of the foregoing considerations and in particular, the level and severity of problem and classified assets.

Minimum Leverage Ratio

On June 20, 1990, the Federal Reserve Board adopted new capital standards and leverage capital guidelines that include a minimum leverage ratio of 3% Tier I Capital to total assets (the "leverage ratio"). The leverage ratio is used in tandem with the final risk-based ratio of 8% that took effect at the end of 1992.

The Federal Reserve Board has emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings, and a composite rating of 1 under the Interagency Bank Rating System. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier I Capital Leverage Ratio" (deducting all intangibles) and other indices of capital strength in evaluating proposals for expansion or new activities. At December 31, 1994, the Company's Tier I leverage ratio was 6.24%.

The Federal Reserve Board has adopted amendments to its capital guidelines, effective as of December 31, 1994, under which bank holding companies and state member banks must deduct from Tier I Capital in calculating risk-based capital and leverage ratios net unrealized holding losses on available-for-sale equity securities (i.e., those securities a bank does not have the positive interest and ability to hold to maturity, but which it has no intent to trade as a part of a trading account). Implementation of this amendment to the Federal Reserve Board's capital guidelines has not resulted in a material increase in the capital requirement applicable to it. The Federal Reserve Board has also adopted a final rule amending its capital guidelines effective April 1, 1995, limiting the amount of certain deferred tax assets that may be included by bank holding companies and member banks in Tier I Capital for calculation of risk-based capital and leverage ratios. Zions Bancorporation does not anticipate that implementation of this amendment to the Federal Reserve Board's capital guidelines will result in a material increase in the capital requirements applicable to it. The Federal Reserve Board has also recently published proposed amendments to its risk-based capital guidelines which, if adopted in their current form, would generally increase the amount of capital required to be carried against certain long-term derivative contracts; the proposal also recognizes the effect of certain bilateral netting arrangements in reducing potential future exposure under these contracts. Until the proposed amendments are adopted in final form by the Federal Reserve Board, Zions Bancorporation cannot predict their effect upon the capital requirements applicable to it.

Other Issues and Developments Relating to Regulatory Capital

Pursuant to such authority and directives set forth in the International Lending Supervision Act of 1983, the Comptroller, the FDIC, and the Federal Reserve Board have issued regulations establishing the capital requirements for banks under federal law. The regulations, which apply to Zions Bancorporation's banking subsidiaries, establish minimum risk-based and leverage ratios which are substantially similar to those applicable to the Company. As of December 31, 1994, the risk-based and leverage ratios of each of Zions Bancorporation's banking subsidiaries exceeded the minimum requirements.

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

Pursuant to the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle-Neal Act"), signed into law on September 23, 1994, such revisions by the federal banking agencies to their risk-based capital guidelines must also take account of the size and activities of insured institutions and not cause undue reporting burdens to them. The manner of implementation by the FDIC of this requirement mandated by FDICIA, as modified by the Riegle Act, is described below:

    (i) In 1993 and 1994, the Federal Reserve Board, the Comptroller and the FDIC adopted rules which assigned a 50% risk weight for loans that are fully secured by multifamily residential property and do not exceed 80% of the property's value. To be eligible for the 50% risk weight, the property's annual net operating income must be 120% of the amount to the annual debt service and the loan must be amortized within 30 years. The principal and interest payments must be made on a timely basis for one year before the 50% risk weight may be applied and the loan must provide for principal repayment beginning within seven years of the date of the loan. Implementation of these rules have not had a material adverse effect upon the capital requirements applicable to Zions Bancorporation or upon those applicable to its bank subsidiaries.

    (ii) The federal banking agencies have adopted rules, effective January 17, 1995, under which they will take account of risks from concentrations of credit (in specific countries, region, industries and loan types) and from nontraditional activities in their analyses of capital adequacy of state nonmember banks. Pursuant to the rule, in such institutions are required to identify, monitor and control, significant exposures from concentrations of credit and from nontraditional activities, and hold additional capital above the regulatory minimums to reflect such risks. The level of such risks, as well as an institution's ability to identify, monitor and control them, will be considered by the federal banking agencies in determining the capital adequacy of the institution. Zions Bancorporation does not anticipate the implementation of this rule will result in an increase in the capital requirements applicable to it or upon those applicable to its bank subsidiaries.

    (iii) On September 14, 1993, the Federal Reserve Board, the Comptroller and the FDIC published in the Federal Register a proposed measure of interest rate risk exposure which measures such exposure as the effect that a specified change in market interest rates would have on the net economic value of banks. Under this proposal, banks (excluding certain "low risk" institutions as defined therein) would calculate and report estimated changes in their net economic value resulting from the effect of specified changes in market interest rates on their assets, liabilities and off-balance sheet positions, utilizing either a supervisory model or approved internal models. The proposal sets forth two alternative methods for utilizing such results in assessing institutions' capital adequacy for interest rate risk exposure. One method would require institutions to hold capital equal to the dollar decline in their net economic value exceeding a supervisory threshold of one percent of total assets; the other method provides for an agency assessment of institutions' capital needs for interest rate risk in light of both the level of measured interest rate risk exposure and qualitative factors. However, the proposal is still under consideration. Because the final terms of the regulators' implementation of this requirement of FDICIA are not yet known, Zions Bancorporation cannot predict the effect the inclusion of interest rate risk factors in the risk-based capital rules of the federal banking agencies will have upon capital requirements applicable to it or its bank subsidiaries.

FDICIA amended Section 38 of the Federal Deposit Insurance Act to require the federal banking regulators to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements and imposes certain restrictions upon banks which meet minimum capital requirements but are not "well-capitalized" for purposes of FDICIA. FDICIA establishes five capital tiers: "well- capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

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

Other Regulations

FDICIA requires the federal banking agencies to adopt regulations prescribing standards for safety and soundness of insured banks and their holding companies, including standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, earnings and stock valuation, as well as other operational and managerial standards deemed appropriate by the agencies. Upon a determination by a federal banking agency that an insured bank has failed to satisfy any such standard, the bank will be required to file an acceptable plan to correct the deficiency. If the bank fails to submit or implement an acceptable plan, the federal banking agency may, and in some instances must, issue an order requiring the institution to correct the deficiency, restrict its asset growth, increase its ratio of tangible equity to assets, or impose other operating restrictions. The Riegle Act modified this provision of FDICIA to authorize the federal banking agencies to prescribe safety and soundness standards by regulation or by guidelines for all insured depository institutions, afford the federal banking agencies flexibility to establish asset quality, earnings and stock valuation standards that they determine to be appropriate and eliminate the requirement that such standards apply to depository institution holding companies. On February 2, 1995, the Federal Reserve Board agreed to seek (and Zions Bancorporation believes the other federal banking agencies will soon seek) public comment on proposed guidelines applicable to state member banks setting forth asset quality, earnings and stock valuation standards, final guidelines with respect to all other standards required under FDICIA and a final rule establishing deadlines and procedures for submission and review of safety and soundness compliance plans and issuance of compliance orders. In the view of the Federal Reserve Board, the proposed and final standards, respectively, do not represent a change in existing policies but, instead, formalize fundamental standards already applied by the agencies. In general, the standards establish objectives of proper operations and management while leaving the specific methods for achieving those objectives to each institution. The final rule implements the requirements of FDICIA regarding the submission and review of safety and soundness plans by institutions failing to meet the prescribed standards and the issuance of orders where institutions have failed to submit acceptable compliance plans or implement and accepted plan in any material respect. Zions Bancorporation does not believe that implementation of the final guidelines and rule will have a material adverse effect upon the operations or earnings of its bank subsidiaries. Until final guidelines prescribing asset quality, earnings and stock valuation standards are adopted by the federal banking agencies, Zions Bancorporation cannot predict the effect of their application to its operations or earnings or the operations or earnings of its subsidiaries.

FDICIA also contains provisions which, among other things, restrict investments and activities as principal by state nonmember banks to those eligible for national banks, impose limitations on deposit account balance determinations for the purpose of the calculation of interest, and require the federal banking regulators to prescribe, implement, or modify standards, respectively, for extensions of credit secured by liens on interests in real estate or made for the purpose of financing construction of a building or other improvements to real estate, loans to bank insiders, regulatory accounting and reports, internal control reports, independent audits, exposure on interbank liabilities, contractual arrangements under which institutions receive goods, products or services, deposit account-related disclosures and advertising, as well as to impose restrictions on Federal Reserve discount window advances for certain institutions and to require that insured depository institutions generally be examined on-site by federal or state personnel at least every 12 months.

In connection with an institutional failure or FDIC rescue of a financial institution, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") grants to the FDIC the right, in many situations, to charge its actual or anticipated losses against commonly controlled depository institution affiliates of the failed or rescued institution (although not against a bank holding company itself). FIRREA also explicitly allows bank holding companies to acquire healthy as well as troubled savings associations (including savings and loan associations and federal savings banks) under Section 4 of the Bank Holding Company Act. In connection with this authorization, the Federal Reserve Board has been instructed not to impose so-called "tandem operating restrictions" which might otherwise limit the joint marketing or joint operations of affiliated banks and thrifts beyond those restrictions otherwise embodied in law. FIRREA also relieves bank holding companies that own savings associations of certain duplicative or intrusive savings and loan holding company regulations and, in some instances, allows savings associations that have been acquired by bank holding companies to merge into affiliated banks or become banks.

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

On August 10, 1993, the President signed into law the Omnibus Budget Reconciliation Act of 1993 which contains provisions that, inter alia, affect the amortization of intangible assets by banks, require securities dealers (including banks) to adopt mark-to-market accounting to calculate income taxes, transfer surplus funds from the Federal Reserve System to the Department of the Treasury, authorize the United States government to originate student loans and establish a preference for depositors in liquidations of FDIC-insured banks. Zions Bancorporation does not currently expect that the implementation of these laws will have a material adverse effect upon its earnings or capital position or the earnings or capital position of its subsidiaries.

The Riegle Act, in addition to enacting measures intended to increase credit available to businesses in distressed communities (by providing incentives to lenders to provide credit in those communities), remove impediments to the securitization of small business loans, improve the National Flood Insurance Program and strengthen enforcement against money laundering, mandates modifications to federal laws and regulations affecting banks and bank holding companies in an attempt to reduce regulatory and administrative burdens on these entities (including the modifications to requirements mandated by FDICIA noted previously). These changes include, inter alia, requirements that federal banking agencies consider the burden and benefits which may affect insured depository institutions and their customers when establishing the effective dates of certain new regulations or imposing certain new administrative compliance requirements, that certain new federal regulations affecting depository institutions and amendments to existing regulations take effect on the first day of a calendar quarter and that federal banking agencies streamline regulatory requirements and eliminate duplicative filings and coordinate examinations of financial institutions. The Riegle Act also provides for simplified bank holding company formation and bank and bank holding company merger application procedures, modified insider lending rules and capital rules applicable to assets transferred with recourse. Because all provisions of the Riegle Act have not been implemented, Zions Bancorporation cannot predict the effect of these changes upon its operations or upon those of its subsidiaries.

The Community Reinvestment Act (CRA) requires banks to help serve the credit needs in their communities, including credit to low and moderate income individuals and geographies. Should the Company or its subsidiaries fail to adequately serve the community, there are penalties which might be given. Corporate applications to expand branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions could be denied. Community groups are encouraged through the regulation to protest applications for any bank subject to this regulation if they feel that the bank is not serving the credit needs of the community in which it serves. The Company and its subsidiaries have been deemed by regulators in the past to be adequately serving its communities. A proposed revision to CRA is now being considered by the regulators. Zions Bancorporation cannot predict the effect that proposed changes, if adopted, would have on its operations and upon those of its subsidiaries.

The nature of the banking and financial services industry, as well as banking regulation, may be further affected by various legislative and regulatory measures currently under consideration. Such measures include, inter alia, legislation designed to permit increased affiliations between commercial and financial firms (including securities firms) and federally-insured banks, reduce regulatory burdens on financial institutions, impose a moratorium on the application of federal regulations and establish standards for federal supervision of derivative activities of insured institutions. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what the effect of their adoption will be on Zions Bancorporation or its subsidiaries.

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

Deposit Insurance Assessments

The insured bank subsidiaries of Zions Bancorporation are required to pay semi-annual deposit insurance assessments to the Bank Insurance Fund ("BIF"). FDICIA requires the FDIC to establish a schedule to increase the reserve ratio of the BIF to 1.25% of insured deposits (or such higher ratio as the FDIC determines to be justified for any year by circumstances raising a significant risk of substantial future losses) over a 15-year period, and to increase the assessment rate on banks, if necessary, to achieve that ratio. FDICIA also requires the FDIC to establish a risk-based assessment system for deposit insurance which will take into account the probability that the deposit insurance fund will incur a loss with respect to an institution, the likely amount of such loss and the revenue needs of the deposit insurance fund.

The FDIC revised, effective October 1, 1993, its deposit insurance regulation to establish a permanent risk-based assessment system. Each insured bank's insurance assessment rate is determined by the risk assessment classification into which it has been placed by the FDIC. The FDIC places each insured bank in one of nine risk assessment classifications based upon its level of capital and supervisory evaluations by its regulators: "well-capitalized" banks, "adequately capitalized" banks or "less-than-adequately capitalized" banks, with each category of banks divided into subcategories of banks which are either "healthy," of "supervisory concern" or of "substantial supervisory concern." An eight-basis point spread exists between the assessment rate established for the highest and lowest risk classification, so that banks classified as strongest by the FDIC are subject to a rate of .23% (the same rate as under the previous flat-rate assessment system) while those classified as weakest by the FDIC are subject to a rate of .31% (with intermediate rates of .26,%, .29%, and .30%). The FDIC is authorized to increase assessment rates beyond those currently in effect if, in the judgment of its Board of Directors, the condition of the BIF so requires. The FDIC also possesses authority to impose special assessments from time to time. Implementation of the permanent risk-based deposit insurance assessment system has not had a material adverse impact on the financial condition or results of operations of Zions Bancorporation or upon those of its bank subsidiaries.

Premiums paid to the FDIC have been an increasing burden on bank earnings. In recognition of this trend, the FDIC may, when the BIF reaches a target ratio of 1.25% of insured deposits, reduce insurance premiums. The Board of Directors of the FDIC is currently considering a proposal under which the assessment rate payable by the healthiest banks would be reduced from .23% to .04% as such time as the target ratio is achieved; other assessment rates, depending on an institution's supervisory risk group, would be .07%, .14%, .21%, .28% and .31%. The proposal would also establish a procedure for adjusting assessment rates semiannually within a range of up to five basis points without seeking public comment. The FDIC is also considering whether the deposit assessment base, against which the applicable assessment rate is multiplied in determining the deposit insurance assessment to be paid by each insured institution, should be redefined in light of the adoption of the risk-based assessment system and certain statutory and other developments effecting insured depository institutions. Currently, the assessment base is defined to include the total domestic deposits of each insured institution as adjusted for certain elements. Depending upon the nature of the changes, if any, made by the FDIC to the definition of the assessment base, the aggregate liabilities of each insured institution subject to assessment could increase or could be reduced, or an assessment base consisting of other than bank liabilities could be adopted, thereby potentially affecting the earning of each institution. Until the nature of the changes to be adopted by the FDIC to the assessment base definition are known, Zions Bancorporation cannot predict their effect upon its overall financial condition or results of operations or upon those of its bank subsidiaries.

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

Under the laws of Utah, Nevada, an Arizona, respectively, any out-of-state bank or bank holding company may acquire a Utah, Nevada, or Arizona bank or bank holding company upon the approval of the bank supervisor of the state. There is no requirement that the laws of the state in which the out-of-state bank or bank holding company's operations are principally conducted afford reciprocal privileges to Utah-, Nevada - or Arizona-based acquirers.

The Riegle-Neal Act dramatically affects interstate banking activities. As discussed previously, the Riegle-Neal Act allows the Federal Reserve Board to approve the acquisition by a bank holding company of control or substantial assets of a bank located outside the bank holding company's home state as of September 29, 1995. Beginning on June 1, 1997, and earlier if permitted by applicable state law, an insured bank may apply to the appropriate federal agency for permission to merge with an out-of-state bank and convert its offices into branches of the resulting bank. States retain the option to prohibit out-of-state mergers if they enact a statute specifically barring such mergers before June 1, 1997 and such law applies equally to all out-of-state banks.

Interstate mergers authorized by the Riegle-Neal Act are subject to conditions and requirements, including, inter alia, adequate capitalization and management of the acquiring bank or bank holding company, existence of the acquired bank for up to five years before purchase where required under state law, and limitations on control by the acquiring bank holding company of not more than 10% of the total amount of deposits in insured depository institutions in the United States or not more than 30% of the deposits in insured depository institutions within that state. States may impose lower deposit concentration limits, so long as those limits apply to all bank holding companies equally. Additional requirements placed on mergers include conformity with state law branching requirements and compliance with "host state" merger filing requirements to the extent that those requirements do not discriminate against out-of-state banks or out-of-state bank holding companies.

The Riegle-Neal Act also permits banks to establish and operate a "de novo branch" in any state that expressly permits all out-of-state banks to establish de novo branches in such state, if the law applies equally to all banks. (A "de novo branch" is a branch office of a national bank or state bank that is originally established as a branch and does not become a branch as a result of an acquisition, conversion, merger, or consolidation.) Utilization of this authority is conditioned upon satisfaction of most of the conditions applicable to interstate mergers under the Riegle-Neal Act, including, inter alia, adequate capitalization and management of the branching institution, satisfaction with certain filing and notice requirements imposed under state law and receipt of federal regulatory approvals.

Because important components of the Riegle-Neal Act have not yet become effective, Zions Bancorporation cannot predict the effects of the Act's implementation upon its operations or earnings or upon those of its subsidiaries.

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

Employees

The Company employs approximately 2,754 full- and part-time people with approximately 2,573 being employed by the banking subsidiaries. The Company had 2,695 full-time equivalent employees at December 31, 1994, compared to 2,761 at December 31, 1993. Banking subsidiaries had 2,506 full-time equivalent employees at the end of 1994, compared to 2,573 a year earlier. The Company believes that it enjoys good employee relations. In addition to competitive salaries and wages, Zions Bancorporation and its subsidiaries contribute to group medical plans, group insurance plans, pension, stock ownership and profit sharing plans.

Supplementary Information

The following supplementary information, which is required under Guide 3 (Statistical Disclosure by Bank Holding Companies), is found in this report on the pages indicated below, and should be read in conjunction with the related financial statements and notes thereto.

Statistical Information                                                           Page
I.     Distribution of Assets, Liabilities and Shareholders' Equity,
       Average Balance Sheets, Yields and Rates                                  18-20
       Analysis of Interest Changes Due to Volume and Rates                         21

II.    Investment Securities Portfolio                                              28
       Maturities and Average Yields of Investment Securities                       29

III.   Loan Portfolio                                                               30
       Loan Maturities and Sensitivity to Changes in Interest Rates                 31
       Loan Risk Elements                                                        32-34

IV.    Summary of Loan Loss Experience                                              35

V.     Deposits                                                                     37

VI.    Return on Equity and Assets                                                  38

VII.   Short-term Borrowings                                                        38

VIII.  Foreign Operations                                                           40

ITEM 2.      PROPERTIES

In Utah, fifty (50) of Zions First National Bank's eighty-six (86) offices are located in buildings owned by the Company and the other thirty-six (36) are on leased premises. In Nevada, four (4) of Nevada State Bank's twenty-one (21) offices are located in buildings owned and the other seventeen (17) are on leased premises, and in Arizona, National Bank of Arizona owns three (3) offices and leases seven (7) offices. The annual rentals under long-term leases for such banking premises are determined under various formulas and include as various factors, operating costs, maintenance and taxes.

Zions Bancorporation is lessee under a 25-year lease, of which 23 years have expired, of a 14-story building in downtown Salt Lake City, Utah. The Company's subsidiaries have leased the ground floor and two other floors. The J.C. Penney Company, Inc., has subleased nine floors for offices. The remaining two floors are sublet to various tenants.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions, and backgrounds of the Company's executive officers as of February 27, 1995, are set forth as follows:


                                                  Positions and Offices Held With Zions                        Officer
          Name         Age                      Bancorporation and Principal Subsidiaries                       since
          ----         ---                      -----------------------------------------                      -------
Roy W. Simmons         79     Chairman of the Company, and Chairman of the Board of Directors of Zions          1961
                              First National Bank

Harris H. Simmons      40     President & Chief Executive Officer of the Company; President, Chief              1981
                              Executive Officer, and Member of the Board of Directors of Zions First
                              National Bank

Gary L. Anderson       52     Senior Vice President, Chief Financial Officer and Secretary of the Company;      1988
                              Executive Vice President and Secretary of the Board of Directors of Zions
                              First National Bank.  Prior to May 1988, a Partner in the firm of KPMG Peat
                              Marwick, Salt Lake City, Utah

Gerald J. Dent         53     Senior Vice President of the Company, and Executive Vice President of Zions       1987
                              First National Bank

Clark B. Hinckley      47     Senior Vice President of the Company.  Prior to March 1994, President of a        1994
                              Company subsidiary, Zions First National Bank of Arizona.

John J. Gisi           49     Senior Vice President of the Company, and Chairman and Chief Executive            1994
                              Officer of National Bank of Arizona since 1987

Richard A. Carlson     61     Senior Vice President of the Company, and President and Chief Executive           1994
                              Officer of Nevada State Bank since 1985 (Retired 2/28/95)

James W. Rail          60     Senior Vice President of the Company, and President of Zions Data Service         1976
                              Company (Retired 2/28/95)

                                                 Positions and Offices Held With Zions                         Officer
          Name         Age                      Bancorporation and Principal Subsidiaries                       since
          ----         ---                      -----------------------------------------                       -----
Danne L. Buchanan      37     Senior Vice President  of the Company (Effective March 3, 1995); Senior Vice      1995
                              President and General Manager of Zions Data Service Company

Walter E. Kelly        62     Controller of the Company                                                         1980

Ronald L. Johnson      39     Vice President of the Company.  Prior to December 1989, Vice President of         1989
                              Zions First National Bank

A. Scott Anderson      48     Executive Vice President of Zions First National Bank.  Prior to December         1990
                              1990, Vice President of Bank of America

John B. D'Arcy         52     Executive Vice President of Zions First National Bank.  Prior to March 1989,      1989
                              Vice President of The First National Bank of Chicago

Peter K. Ellison       52     Executive Vice President of Zions First National Bank                             1968

W. David Hemingway     47     Executive Vice President of Zions First National Bank                             1976

Nolan X. Bellon        46     Controller of Zions First National Bank                                           1987


PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Principal market where common stock is traded:

Nasdaq         National Market          Symbol "ZION"

High and low bid quotations on quarterly basis for past three years:


                                 1994                 1993                  1992
                         ------------------   -------------------    ------------------
                          HIGH       LOW        HIGH        LOW        HIGH       LOW
                         -------   --------   --------    -------    -------    -------
       1st Quarter       $ 39.75    $ 36.50    $ 49.00    $ 41.50    $ 24.50    $ 19.75
       2nd Quarter       $ 42.00    $ 37.00    $ 48.75    $ 38.50    $ 28.38    $ 23.75
       3rd Quarter       $ 40.63    $ 38.50    $ 44.25    $ 38.50    $ 30.00    $ 26.88
       4th Quarter       $ 39.25    $ 33.50    $ 45.50    $ 36.00    $ 39.00    $ 28.88



Number of common shareholders of record as of latest practicable date:

3,926 common shareholders as of February 27, 1995

Frequency and amount of dividends paid during three years:

                              1ST        2ND         3RD         4TH
                              QTR        QTR         QTR         QTR
                             -----      -----       -----       -----
                1994         $ .28      $ .28       $ .30       $ .30
                1993         $ .21      $ .21       $ .28       $ .28
                1992         $ .18      $ .18       $ .18       $ .21

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

(Dollars in thousands, except per share and ratio data)

                                                                                   Years ended December 31,
                                                              -------------------------------------------------------------------
                                                                 1994          1993          1992          1991           1990
                                                              ----------    ----------    ----------    ----------     ----------
RESULTS OF OPERATIONS
Interest income                                               $  353,989    $  293,616    $  278,225    $  301,443     $  302,013
Interest expense                                                 155,383       118,959       120,943       161,572        173,892
                                                              ----------    ----------    ----------    ----------     ----------
Net interest income                                              198,606       174,657       157,282       139,871        128,121
Provision for loan losses                                          2,181         2,993        10,929        25,561         20,083
                                                              ----------    ----------    ----------    ----------     ----------
Net interest income after provision for loan losses              196,425       171,664       146,353       114,310        108,038
Noninterest income                                                73,202        79,880        62,849        52,456         47,919
Noninterest expense                                              174,900       167,750       139,069       122,999        116,289
                                                              ----------    ----------    ----------    ----------     ----------
Income before income taxes and cumulative
  effect of changes in accounting principles                      97,727        83,794        70,133        43,767         39,668
Income taxes                                                      30,900        27,248        22,924        13,318         11,903
                                                              ----------    ----------    ----------    ----------     ----------
Income before cumulative effect of changes in
  accounting principles                                           63,827        56,546        47,209        30,449         27,765
Cumulative effect of changes in accounting principles                  -         1,659             -             -              -
                                                              ----------    ----------    ----------    ----------     ----------
Net income                                                    $   63,827    $   58,205    $   47,209    $   30,449     $   27,765
                                                              ==========    ==========    ==========    ==========     ==========
COMMON SHARE DATA
Income before cumulative effect of changes in
  accounting principles                                       $     4.37    $     3.96    $     3.42    $     2.23     $     2.07
Net income                                                          4.37          4.08          3.42          2.23           2.07
Dividends                                                           1.16           .98           .75           .72            .72
Book value - year end                                              25.12         22.01         18.95         16.23          14.63

YEAR END BALANCES
Total assets                                                  $4,934,095    $4,801,054    $4,107,924    $3,883,938   $  3,720,227
Money market investments                                         403,446       597,680       616,180       714,238        831,086
Securities                                                     1,663,433     1,258,939       981,695       852,861        630,800
Net loans and leases                                           2,391,278     2,486,346     2,107,433     1,979,726      1,868,199
Allowance for loan losses                                         67,018        68,461        59,807        58,238         60,948
Total  deposits                                                3,705,976     3,432,289     3,075,110     2,877,860      2,684,826
Shareholders' equity                                             365,770       312,592       260,070       220,753        196,706

RATIOS
Return on average assets                                            1.17%         1.25%         1.24%          .86%           .87%
Return on average common equity                                    18.82%        20.33%        19.64%        14.59%         14.87%
Average equity to average assets                                    6.22%         6.17%         6.31%         5.90%          5.82%
Tier I risk-based capital - year end                               11.81%        10.85%        10.23%         8.40%          8.11%
Total risk-based capital - year end                                14.96%        14.12%        15.13%        12.09%         12.49%
Tier I leverage - year end                                          6.24%         5.44%         6.21%         5.86%          5.72%
Net interest margin                                                 4.07%         4.23%         4.59%         4.39%          4.54%
Nonperforming assets to total assets - year end                      .38%          .64%          .77%         1.20%          1.70%
Nonperforming assets to net loans and leases,
  other real estate owned and other nonperforming
  assets at year end                                                 .79%         1.23%         1.49%         2.35%          3.36%
Net charge-offs (recoveries) to average loans and leases             .19%        (.23)%           44%         1.51%          1.10%
Allowance for loan losses to net loans and
  leases outstanding at year end                                    2.80%         2.75%         2.84%         2.94%          3.26%
Allowance for loan losses to nonperforming loans at
  year end                                                        471.89%       250.13%       234.00%       158.59%        132.54%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Company's financial condition and results of operations as of and for the years ended December 31, 1994, 1993, and 1992 should be read in conjunction with the consolidated financial statements of the Company and detailed information presented elsewhere herein.

OPERATING RESULTS

Zions Bancorporation's consolidated net income rose to $63.8 million in 1994 as compared to net income of $58.2 million in 1993 and $47.2 million in 1992. Net income per common share in 1994 was $4.37 as compared to $4.08 in 1993 and $3.42 in 1992. Financial results have been restated for prior periods to reflect the pooling-of-interests acquisition of National Bancorp of Arizona during the first quarter of 1994. Earnings results for 1993 were positively affected in the net amount of $1,659,000 or $.12 per share due to the cumulative effect of changes in accounting principles implemented during the first quarter of the year. The Company's earnings for the year ended December 31, 1993 were also negatively affected by a one-time expense of $6,022,000 included in noninterest expenses related to early extinguishment of certain long-term debt.

The earnings results for 1994 represent a historic high for income before income taxes and net income. Some of the factors affecting the increase in earnings (excluding the aforementioned net benefit resulting from the cumulative effect of changes in accounting principles and the expense relating to the early extinguishment of debt) were a $23.9 million (13.7%) increase in net interest income, a $.8 million (27.1%) decrease in the provision for loan losses, a $1.2 million (5.2%) increase in service charges on deposit accounts and a $.6 million (2.9%) increase in service charges, commissions and fees. These increased contributions to income were partially offset by a $1.5 million (63.4%) decrease in trading account income, a $6.9 million (32.0%) decrease in loan sales and servicing income, a $7.8 million (9.1%) increase in salaries and benefits, a $3.2 million (34.8%) increase in furniture and equipment expense, a $2.2 million (3.2%) increase in all remaining noninterest expenses, and a $1.3 million (4.6%) increase in income taxes.

EARNINGS PERFORMANCE

Net Interest Income, Margin, and Interest Rate Spreads

Net interest income is the difference between the total interest income generated by earning assets and the total interest cost of the funds used to finance assets. Net interest income is the largest component of the Company's revenue. The Company's taxable-equivalent net interest income increased by 13.8% to $203.3 million in 1994 as compared to $178.6 million in 1993. The increased level of taxable-equivalent net interest income was influenced primarily by the increase in average earning assets. The Company attempts to minimize interest rate movement sensitivity through the management of interest rate maturities, and to a lesser extent, the use of off-balance sheet arrangements such as interest rate caps, floors, and interest rate exchange contract agreements. During 1994, the Company had income, net of expense, of $967,000 from the use of such off-balance sheet arrangements compared to $291,000 in 1993 and $9,000 in 1992. The Company intends to continue to use such off-balance sheet arrangements to the extent necessary to minimize its exposure to changes in prevailing interest rates.

Net interest margin is a measure of the Company's ability to generate net interest income and is computed by expressing net interest income (stated on a fully taxable-equivalent basis) as a percentage of earning assets. The Company's net interest margin was 4.07% for 1994 as compared to 4.23% in 1993. The decrease in the margin was due primarily to securitized sales of loans and the expansion of investments in security resell agreements. Securitized sales of loans convert net interest income from loans to noninterest income. The security resell agreements are primarily in U.S. government and U.S. government agency securities which offer low yields but represent low risk to the Company and requires lower consolidated "risk-based" capital. The Company decreased its activity in security resell arrangements during the fourth quarter of 1994.

The spread on average interest-bearing funds is the difference between the yield on earning assets and the cost of interest-bearing funds. The Company's spread on average interest-bearing funds was 3.49% for 1994 as compared to 3.71% in 1993. The spread on average interest-bearing funds has also been reduced by securitized sales of loans and investment in security resell arrangements.

Consolidated average balances, the amount of interest earned or paid, the applicable interest rate for the various categories of earning assets and interest-bearing funds which represent the components of net interest income for the year 1994 and the previous four years; and interest differentials on a taxable-equivalent basis and the effect on net interest income of changes due to volume and rates for the years 1994 and 1993, are shown in tables on pages which follow. Income computed on a taxable-equivalent basis is income adjusted to make income and earning yields on assets exempt from income taxes comparable to other taxable income. The incremental tax rate used for calculating the taxable-equivalent adjustment was 30% in 1994 and 32% in 1993 and each of the years prior.

Distribution of Assets, Liabilities, and Shareholders' Equity,
Average Balance Sheets, Yields and Rates

                                                                            1994                                 1993
                                                           -----------------------------------    ---------------------------------
                                                                           Amount                               Amount
                                                             Average         of        Average      Average       of        Average
(Amounts in thousands)                                       balance     interest(1)   rate(1)      balance   interest(1)   rate(1)
                                                           ----------    -----------   -------    ----------  -----------   -------
Assets:
Money market investments:

  Interest-bearing deposits                                $   24,389     $    814      3.34%     $  103,982   $  3,682      3.55%
  Federal funds sold and security resell agreements           845,320       34,231      4.05%        656,204     22,918      3.49%
  Other money market investments                                    -            -         -%         28,508        827      2.90%
                                                           ----------     --------                ----------   --------
          Total money market investments                      869,709       35,045      4.03%        788,694     27,427      3.48%
                                                           ----------     --------                ----------   --------
Securities:
  Held to maturity:
    Taxable                                                   726,925       41,269      5.68%        958,776     56,347      5.88%
    Nontaxable                                                193,810       15,689      8.10%        147,549     12,434      8.43%
  Available for sale                                          334,044       19,916      5.96%              -          -         -%
  Trading account                                             290,925       16,516      5.68%        102,840      7,555      7.35%
                                                           ----------     --------                ----------   --------
         Total securities                                   1,545,704       93,390      6.04%      1,209,165     76,336      6.31%
                                                           ----------     --------                ----------   --------
Loans:
  Loans held for sale                                         187,506       12,303      6.56%        185,899     11,273      6.06%
  Net loans and leases(2)                                   2,387,489      217,958      9.13%      2,036,283    182,559      8.97%
                                                           ----------     --------                ----------   --------
         Total loans                                        2,574,995      230,261      8.94%      2,222,182    193,832      8.72%
                                                           ----------     --------                ----------   --------
Total interest-earning assets                              $4,990,408     $358,696      7.19%     $4,220,041   $297,595      7.05%
Cash and due from banks                                       333,290     --------                   315,577   --------
Allowance for loan losses                                     (68,248)                               (64,911)
Other assets                                                  201,163                                173,211
                                                           ----------                             ----------
Total assets                                               $5,456,613                             $4,643,918
                                                           ==========                             ==========
Liabilities:
Interest-bearing deposits:

  Savings deposits                                         $  740,339     $ 22,262      3.01%     $  648,178   $ 19,222      2.97%
  Money market deposits                                     1,284,697       39,938      3.11%      1,117,016     31,109      2.79%
  Time deposits under $100,000                                516,877       20,469      3.96%        548,816     23,501      4.28%
  Time deposits $100,000 or more                               94,680        3,845      4.06%         79,442      3,010      3.79%
  Foreign deposits                                            108,383        4,444      4.10%         55,823      1,484      2.66%
                                                           ----------     --------                ----------   --------
         Total interest-bearing deposits                    2,744,976       90,958      3.31%      2,449,275     78,326      3.20%
                                                           ----------     --------                ----------   --------
Borrowed funds:
  Securities sold, not yet purchased                          184,405       10,976      5.95%         69,442      3,039      4.38%
  Federal funds purchased and security repurchase
    agreements                                              1,057,827       41,089      3.88%        767,309     22,376      2.92%
  FHLB advances and other borrowings:
     Less than one year                                        32,557        1,770      5.44%         83,123      3,196      3.84%
     Over one year                                            118,607        5,831      4.92%        111,974      4,599      4.11%
  Long-term debt                                               59,493        4,759      8.00%         75,623      7,423      9.82%
                                                           ----------     --------                ----------   --------
         Total borrowed funds                               1,452,889       64,425      4.43%      1,107,471     40,633      3.67%
                                                           ----------     --------                ----------   --------
Total interest-bearing liabilities                         $4,197,865     $155,383      3.70%     $3,556,746   $118,959      3.34%
Noninterest-bearing deposits                                  838,118     --------                   729,651   --------
Other liabilities                                              81,449                                 71,190
                                                           ----------                             ----------
Total liabilities                                           5,117,432                              4,357,587
Total shareholders' equity                                    339,181                                286,331
                                                           ----------                             ----------
Total liabilities and shareholders' equity                 $5,456,613                             $4,643,918
                                                           ==========                             ==========
Spread on average interest-bearing funds                                                3.49%                                3.71%
                                                                                        ====                                 ====
Net interest income and net yield on interest-earning
  assets

                                                                          $203,313      4.07%                  $178,636      4.23%
                                                                          ========      ====                   ========      ====
   --------------------------------------------

(1)    Taxable-equivalent rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

Distribution of Assets, Liabilities, and Shareholders' Equity,
Average Balance Sheets, Yields And Rates

                                                                          1992                                  1991
                                                          ----------------------------------    ----------------------------------
                                                                         Amount                                Amount
                                                            Average        of        Average      Average        of        Average
(Amounts in thousands)                                      balance    interest(1)   rate(1)      balance    interest(1)   rate(1)
                                                          ----------   -----------   -------    ----------   -----------   -------
Assets:
Money market investments:
  Interest-bearing deposits                               $  184,142    $ 10,529       5.72%    $  234,936    $ 15,210      6.47%
  Federal funds sold and security resell agreements          245,866       9,730       3.96%       355,666      23,290      6.55%
  Other money market investments                              39,054       1,410       3.61%        79,982       4,910      6.14%
                                                          ----------    --------                ----------    --------
         Total money market investments                      469,062      21,669       4.62%       670,584      43,410      6.47%
                                                          ----------    --------                ----------    --------
Securities:
  Held to maturity:

    Taxable                                                  766,002      48,854       6.38%       604,557      49,171      8.13%
    Nontaxable                                               125,062      11,163       8.93%        74,709       8,571     11.47%
  Available for sale                                               -           -          -%             -           -         -%
  Trading account                                             36,912       5,537      15.00%        22,761       3,122     13.72%
                                                          ----------    --------                ----------    --------
         Total securities                                    927,976      65,554       7.06%       702,027      60,864      8.67%
                                                          ----------    --------                ----------    --------
Loans:
  Loans held for sale                                        186,953      13,804       7.38%       106,028       8,970      8.46%
  Net loans and leases(2)                                  1,917,726     180,770       9.43%     1,769,900     190,942     10.79%
                                                          ----------    --------                ----------    --------
         Total loans                                       2,104,679     194,574       9.24%     1,875,928     199,912     10.66%
                                                          ----------    --------                ----------    --------
Total interest-earning assets                             $3,501,717    $281,797       8.05%    $3,248,539    $304,186      9.36%
Cash and due from banks                                      236,116    --------                   214,238    --------
Allowance for loan losses                                    (60,116)                              (61,650)
Other assets                                                 130,115                               135,682
                                                          ----------                            ----------
Total assets                                              $3,807,832                            $3,536,809
                                                          ==========                            ==========
Liabilities:

Interest-bearing deposits:

  Savings deposits                                        $  494,113    $ 17,396       3.52%    $  535,634    $ 26,154      4.88%
  Money market deposits                                    1,029,499      34,705       3.37%       717,124      36,642      5.11%
  Time deposits under $100,000                               651,226      33,555       5.15%       771,491      51,692      6.70%
  Time deposits $100,000 or more                              95,067       4,419       4.65%       132,363       8,317      6.28%
  Foreign deposits                                            86,479       3,635       4.20%        62,729       3,245      5.17%
                                                          ----------    --------                ----------    --------
         Total interest-bearing deposits                   2,356,384      93,710       3.98%     2,219,341     126,050      5.68%
                                                          ----------    --------                ----------    --------
Borrowed funds:
  Securities sold, not yet purchased                               -           -          -%             -           -         -%
  Federal funds purchased and security repurchase
    agreements                                               394,620      12,681       3.21%       331,367      17,031      5.14%
  FHLB advances and other borrowings:
      less than one year                                      78,406       3,218       4.10%       119,222       8,213      6.89%
      over one year                                           50,450       1,826       3.62%        35,342       1,943      5.50%
  Long-term debt                                              82,219       9,508      11.56%        86,967       8,335      9.58%
                                                          ----------    --------                ----------    --------
         Total borrowed funds                                605,695      27,233       4.50%       572,898      35,522      6.20%
                                                          ----------    --------                ----------    --------
Total interest-bearing liabilities                        $2,962,079    $120,943       4.08%    $2,792,239    $161,572      5.79%
                                                                        --------                              --------
Noninterest-bearing deposits                                 556,476                               481,790
Other liabilities                                             48,866                                54,051
                                                          ----------                            ----------
Total liabilities                                          3,567,421                             3,328,080
Total shareholders' equity                                   240,411                               208,729
                                                          ----------                            ----------
Total liabilities and shareholders' equity                $3,807,832                            $3,536,809
                                                          ==========                            ==========
Spread on average interest-bearing funds                                               3.97%                                3.57%
                                                                                       ====                                 ====
Net interest income and net yield on
  interest-earning assets                                               $160,854       4.59%                  $142,614      4.39%
   --------------------------------------------                         ========       ====                   ========      ====

(1)    Taxable-equivalent rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

Distribution of Assets, Liabilities, and Shareholders' Equity,
Average Balance Sheets, Yields And Rates

                                                                                   1990
                                                                   -------------------------------------
                                                                                  Amount
                                                                   Average          of           Average
(Amounts in thousands)                                             balance      interest(1)      rate(1)
                                                                 ----------     -----------      -------
Assets:
Money market investments:
  Interest-bearing deposits                                      $  104,211      $  8,912         8.55%
  Federal funds sold and security resell agreements                 443,981        37,394         8.42%
  Other money market investments                                      2,000           170         8.50%
                                                                 ----------      --------
         Total money market investments                             550,192        46,476         8.45%
                                                                 ----------      --------
Securities:
  Held to maturity:
    Taxable                                                         444,848        39,267         8.83%
    Nontaxable                                                       70,287         9,237        13.14%
  Available for sale                                                      -             -            -%
  Trading account                                                    14,602         2,882        19.74%
                                                                 ----------      --------
         Total securities                                           529,737        51,386         9.70%
                                                                 ----------      --------
Loans:
  Loans held for sale                                               114,394        10,785         9.43%
  Net loans and leases(2)                                         1,691,794       196,322        11.60%
                                                                 ----------      --------
         Total loans                                              1,806,188       207,107        11.47%
                                                                 ----------      --------
Total interest-earning assets                                    $2,886,117      $304,969        10.57%
Cash and due from banks                                             221,739      --------
Allowance for loan losses                                           (60,943)
Other assets                                                        162,050
                                                                 ----------
Total assets                                                     $3,208,963
                                                                 ==========
Liabilities:

Interest-bearing deposits:
  Savings deposits                                               $  447,412      $ 22,820         5.10%
  Money market deposits                                             671,740        43,385         6.46%
  Time deposits under $100,000                                      762,749        59,861         7.85%
  Time deposits $100,000 or more                                    132,605         9,780         7.38%
  Foreign deposits                                                   54,433         3,619         6.65%
                                                                 ----------      --------
         Total interest-bearing deposits                          2,068,939       139,465         6.74%
                                                                 ----------      --------
Borrowed funds:
  Securities sold, not yet purchased                                      -             -            -%
  Federal funds purchased and security repurchase
    agreements                                                      297,442        22,132         7.44%
  FHLB advances and other borrowings:
      less than one year                                             36,935         2,978         8.06%
      over one year                                                       -             -            -%
  Long-term debt                                                     94,923         9,317         9.82%
                                                                 ----------      --------
         Total borrowed funds                                       429,300        34,427         8.02%
                                                                 ----------      --------
Total interest-bearing liabilities                               $2,498,239      $173,892         6.96%
Noninterest-bearing deposits                                        462,672      --------
Other liabilities                                                    61,337
                                                                 ----------
Total liabilities                                                 3,022,248
Total shareholders' equity                                          186,715
                                                                 ----------
Total liabilities and shareholders' equity                       $3,208,963
                                                                 ==========
Spread on average interest-bearing funds                                                          3.61%
                                                                                                  ====
Net interest income and net yield on                                             $131,077         4.54%
  interest-earning assets                                                        ========         ====
   --------------------------------------------

(1)    Taxable-equivalent rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

Analysis of Interest Changes Due to Volume and Rates

                                                                      1994 over 1993                   1993 over 1992
                                                             -------------------------------   --------------------------------
                                                                Changes due to                    Changes due to
                                                             --------------------    Total     --------------------      Total
(Amounts in thousands)                                        Volume     Rate(1)    Changes      Volume     Rate(1)     Changes
                                                             --------   --------   --------    ---------   ---------   --------
Interest-earning assets:
Money market investments:

   Interest-bearing deposits                                 $(2,659)   $  (209)   $(2,868)    $ (2,855)   $ (3,992)   $ (6,847)
   Federal funds sold and security
      resell agreements                                        7,272      4,041     11,313       14,337      (1,149)     13,188
   Other money market investments                               (827)         -       (827)        (306)       (277)       (583)
                                                             -------    -------    -------      -------    --------    --------
           Total money market investments                      3,786      3,832      7,618       11,176      (5,418)      5,758
                                                             -------    -------    -------      -------    --------    --------
Securities:
   Held to maturity:

      Taxable                                                   (759)     7,976      7,217       11,306      (3,813)      7,493
      Nontaxable                                               3,738       (483)     3,255        1,891        (620)      1,271
   Available for sale                                          7,122     (9,501)    (2,379)           -           -           -
   Trading account                                            10,675     (1,714)     8,961        4,842      (2,824)      2,018
                                                             -------    -------    -------      -------    --------    --------
           Total securities                                   20,776     (3,722)    17,054       18,039      (7,257)     10,782
                                                             -------    -------    -------      -------    --------    --------
Loans:
   Loans held for sale                                            92        938      1,030          (56)     (2,475)     (2,531)
   Net loans and leases(2)                                    32,002      3,397     35,399       10,539      (8,750)      1,789
                                                             -------    -------    -------      -------    --------    --------
           Total loans                                        32,094      4,335     36,429       10,483     (11,225)       (742)
                                                             -------    -------    -------      -------    --------    --------
Total interest-earning assets                                $56,656    $ 4,445    $61,101      $39,698    $(23,900)   $ 15,798
                                                             -------    -------    -------      -------    --------    --------
Interest-bearing liabilities:

Deposits:
   Savings deposits                                          $ 2,753    $   287    $ 3,040      $ 4,547    $ (2,721)   $  1,826
   Money market deposits                                       4,997      3,832      8,829        2,386      (5,982)     (3,596)
   Time deposits under $100,000                               (1,264)    (1,768)    (3,032)      (4,371)     (5,683)    (10,054)
   Time deposits $100,000 or more                                609        226        835         (593)       (816)     (1,409)
   Foreign deposits                                            1,879      1,081      2,960         (816)     (1,335)     (2,151)
                                                             -------    -------    -------      -------    --------    --------
           Total interest-bearing deposits                     8,974      3,658     12,632        1,153     (16,537)    (15,384)
                                                             -------    -------    -------      -------    --------    --------
Borrowed funds:
   Securities sold, not yet purchased                          6,522      1,415      7,937        3,039           -       3,039
   Federal funds purchased and security
      repurchase agreements                                   10,013      8,700     18,713       10,853      (1,158)      9,695
   FHLB advances and other borrowings:
        less than one year                                    (1,946)       520     (1,426)         185        (207)        (22)
        over one year                                            287        945      1,232        2,496         277       2,773
   Long-term debt                                             (1,291)    (1,373)    (2,664)        (651)     (1,434)     (2,085)
                                                             -------    -------    -------      -------    --------    --------
           Total borrowed funds                               13,585     10,207     23,792       15,922      (2,522)     13,400
                                                             -------    -------    -------      -------    --------    --------
Total interest-bearing liabilities                           $22,559    $13,865    $36,424      $17,075    $(19,059)   $ (1,984)
                                                             -------    -------    -------      -------    --------    --------
Change in net interest income                                $34,097    $(9,420)   $24,677      $22,623    $ (4,841)   $ 17,782
                                                             =======    =======    =======      =======    ========    ========
   --------------------------------------------

(1)    Taxable-equivalent rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

In the tables on the preceeding pages, the principal amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the rate earned on loans. Interest income on nonaccrual loans is included in income only to the extent that cash payments have been received and not applied to principal and is accrued on restructured loans at the reduced rates. Certain restructured loan agreements call for additional interest to be paid on a deferred or contingent basis. Such interest is taken into income only as collected.

In the analysis of interest changes due to volume and rates, the changes due to the volume/rate variance have been allocated to volume. When volume and rate have both increased, the variance has been allocated proportionately to both volume and rate, and when the rate has increased and volume has decreased, the variance has been allocated to rate.

Provision For Loan Losses

The provision for loan losses in 1994 decreased by 27.1% to $2,181,000 in 1994 as compared to $2,993,000 in 1993, and $10,929,000 in 1992. The decrease in loan loss provisions resulted from improved credit risk management and an improved economy which have produced decreases in nonperforming assets.

Noninterest Income

The Company's noninterest income decreased by 8.4% to $73.2 million in 1994 as compared to $79.9 million in 1993 and $62.8 million in 1992. Service charges on deposits increased by 5.2% in 1994 to $24.1 million, primarily as a result of price increases and higher volumes in 1994. Other service charges, commissions, and fees increased by 2.9% in 1994 to $22.0 million primarily as a result of increased fees relating to commercial loan originations. Such increased fees were partially offset by a decline in fees generated through sales of investment products through the Company's discount brokerage operations and personal investment officers, as well as fees from mortgage loan originations during 1994. Trading account income decreased by 63.4% to $.9 million in 1994 as compared to $2.4 million in 1993. Loan sales and servicing income decreased 32.0% to $14.6 million in 1994 primarily as a result of decreased income on real estate loans sold in 1994 and lower excess servicing fees during 1994 on securitized loans sold resulting from competitive pressures, particularly in the indirect consumer loan market. The Company does not recognize an initial gain on the sale of loans but recognizes the income over the servicing life of the sale. Other income increased by 6.4% in 1994 to $7.6 million primarily as a result of gains on the sale of mortgage-servicing rights.

The following table presents the components of noninterest income for the years indicated and a year-to-year comparison expressed in terms of percent changes.

                                                         Noninterest Income

                                            Percent               Percent             Percent            Percent
(Thousands of dollars)            1994       change       1993     change    1992      change    1991    change    1990
                                 -------   ---------    -------   -------   -------   -------  -------   -------  -------
Service charges on deposit
  accounts                       $24,058        5.2%    $22,875     17.4%   $19,484     9.9%   $17,736    12.8%   $15,723
Other service charges,
  commissions, and fees           22,008        2.9      21,392     13.4     18,871    35.7     13,907    (5.1)    14,648
Trust income                       4,334       (6.2)      4,622       .2      4,614    10.7      4,169     1.9      4,092
Investment securities gains
  (losses), net                     (299)  (1,658.8)        (17)  (105.2)       327   (54.3)       715   182.4       (868)
Trading account income               860      (63.4)      2,350    (47.0)     4,437   226.5      1,359   (10.7)     1,521
Loan sales and servicing
income                            14,596      (32.0)     21,471    226.7      6,573   (16.5)     7,875     (.7)     7,932
Other income                       7,645        6.4       7,187    (15.9)     8,543    27.6      6,695    37.4      4,871
                                 -------                -------             -------            -------            -------
           Total                 $73,202       (8.4)%   $79,880     27.1%   $62,849    19.8%   $52,456     9.5%   $47,919
                                 =======   ========     =======   ======    =======   =====    =======   =====    =======

Noninterest Expenses

Noninterest expenses increased by 4.3% in 1994 to $174.9 million as compared to $167.8 million in 1993, and $139.1 million in 1992. Salaries and employee benefits increased by 9.1% in 1994 to $93.3 million, primarily as a result of additional salaries and benefits from an acquisition accounted for as a purchase; increased staffing in investment activities; general salary increases; and bonuses, commissions, and profit sharing costs related to increased profitability. Furniture and equipment expenses increased 34.8% in 1994 to $12.5 million, primarily as a result of the expansion of the ATM network and the installation of personal computers and local area networks.

The Company benefited by a decrease of 119.6% in other real estate expense to $(.1) million in 1994 as holding costs declined through the continued sales of other real estate owned properties during 1994. Also, values received in the sales of other real estate owned continued to improve in 1994. F.D.I.C. premiums increased by 4.0% in 1994 to $7.5 million as compared to $7.3 million in 1993 due to higher deposit levels. Telecommunication costs increased 25.4% to $3.8 million as a result of acquisitions and the expansion of ATM and other networks. All other expenses increased 5.9% to $27.6 million in 1994 as compared to $26.1 million in 1993 primarily due to increased ATM network service costs, amortization of investments in community development companies and investment activity expenses. The Company recognized a loss on early extinguishment of debt in the amount of $6.0 million during 1993. This expense consisted of marking to market an interest rate exchange agreement entered into several years ago in conjunction with the issuance of long term floating rate notes, and writing off deferred costs associated with the notes and industrial revenue bonds redeemed.

The following table presents the components of noninterest expenses for the years indicated and a year-to-year comparison expressed in terms of percent changes.

                                                        Noninterest Expenses

                                              Percent                Percent              Percent              Percent
(Thousands of dollars)              1994       change      1993      change      1992     change     1991       change     1990
                                  --------    -------    --------    -------   --------   -------   --------   -------   --------
Salaries and employee
  benefits                        $ 93,331       9.1%    $ 85,549     21.8%    $ 70,242     14.7%   $ 61,220      5.3%   $ 58,126
Occupancy, net                       8,397       2.8        8,168      12.7       7,248     (4.3)      7,570      6.3       7,119
Furniture and equipment             12,526      34.8        9,294      21.0       7,681     13.4       6,773      2.1       6,636
Other real estate expense              (88)   (119.6)         450     (82.4)      2,559    (22.9)      3,318    (15.2)      3,913
Legal and professional services
                                     5,142        .1        5,136      42.0       3,616     (8.0)      3,931    (22.7)      5,087
Supplies                             4,819       6.2        4,537      17.5       3,860      1.1       3,817      4.0       3,669
Postage                              4,723       9.0        4,334      20.0       3,611     (2.4)      3,700     15.6       3,201
F.D.I.C. premiums                    7,547       4.0        7,257      16.4       6,235     15.9       5,381     92.4       2,797
Amortization of intangible
  assets                             3,692     (16.7)       4,432      (2.2)      4,530     16.7       3,882      4.2       3,726
Loss on early extinguishment of
  debt                                   -    (100.0)       6,022     100.0           -        -           -        -           -
Other expenses:
  Telecommunications                 3,767      25.4        3,005      26.6       2,373     19.4       1,987      8.2       1,837
  Advertising                        3,447      (1.9)       3,515       8.6       3,236     43.3       2,258     55.7       1,450
  All other expenses                27,597       5.9       26,051       9.1      23,878     24.6      19,162      2.3      18,728
                                  --------               --------              --------             --------             --------
  Total other expenses              34,811       6.9       32,571      10.5      29,487     26.0      23,407      6.3      22,015
                                  --------               --------              --------             --------             --------
     Total                        $174,900       4.3%    $167,750      20.6%   $139,069     13.1%   $122,999      5.8%   $116,289
                                  ========    ======     ========     =====    ========    =====    ========    =====    ========


The following table presents full-time equivalent employees and banking offices at December 31, for the years indicated:

                         Full-Time Equivalent Employees

                                     1994        1993        1992        1991        1990
                                    -----       -----       -----       -----       -----
Commercial banking                  2,506       2,573       2,098       2,008       1,863
Other                                 189         188         395         341         322
                                    -----       -----       -----       -----       -----
      Total                         2,695       2,761       2,493       2,349       2,185
                                    =====       =====       =====       =====       =====

Commercial banking offices            118         114         106         103          97

Income Taxes

The Company's income taxes increased 13.4% to $30.9 million in 1994 compared to $27.2 million in 1993 and $22.9 million in 1992 primarily due to the increase in income before income taxes. The Company's effective tax rate was 32.6% during 1994 as compared to 32.5% in 1993.

Quarterly Summary

The following table presents a summary of earnings and end-of-period balances by quarter for the years ended December 31, 1994, 1993, and 1992:

             Summary of Quarterly Financial Information (Unaudited)


                                                                     Provi-                 Income
                                  Gross        Net        Non-      sion for      Non-      before
                                interest    interest    interest      loan      interest    income       Net
(Thousands of dollars)           income      income      income      losses     expenses     taxes     income
                                --------    --------    --------    --------    --------    -------    -------
Quarter:
   1994:
      First                     $ 77,213    $ 44,801    $16,396     $   290     $ 42,491    $18,416    $12,438
      Second                      86,772      48,741     18,465         467       41,996     24,743     16,418
      Third                       94,939      51,859     20,109         440       44,739     26,789     17,665
      Fourth                      95,065      53,205     18,232         984       45,674     24,779     17,306
                                --------    --------    -------     -------     --------    -------    -------
           Total                $353,989    $198,606    $73,202     $ 2,181     $174,900    $94,727    $63,827
                                ========    ========    =======     =======     ========    =======    =======

   1993:
      First                     $ 67,591    $ 41,092    $15,766     $ 1,365     $ 42,065    $13,428    $10,746
      Second                      71,091      44,813     19,371         408       39,047     24,729     16,636
      Third                       76,033      43,795     22,689         482       43,318     22,684     15,397
      Fourth                      78,901      44,957     22,054         738       43,320     22,953     15,426
                                --------    --------    -------     -------     --------    -------    -------
           Total                $293,616    $174,657    $79,880     $ 2,993     $167,750    $83,794    $58,205
                                ========    ========    =======     =======     ========    =======    =======

   1992:
      First                     $ 68,117    $ 35,486    $15,344     $ 4,135     $ 35,402    $11,293    $ 8,331
      Second                      69,952      38,105     13,802       3,181       32,749     15,977     10,282
      Third                       69,171      40,664     15,280       2,003       34,033     19,908     13,131
      Fourth                      70,985      43,027     18,423       1,610       36,885     22,955     15,465
                                --------    --------    -------     -------     --------    -------    -------
           Total                $278,225    $157,282    $62,849     $10,929     $139,069    $70,133    $47,209
                                ========    ========    =======     =======     ========    =======    =======

                                               Money                        Net         Allow-
                                               market                      loans      ances for                   Share-
                                  Total       invest-                       and          loan         Total      holders'
                                  assets       ments      Securities      leases        losses      deposits      equity
                                ----------    --------    ----------    ----------    ---------    ----------    --------
End of Quarter:
   1994:
      First                     $5,232,172    $677,125    $1,626,260    $2,531,806     $67,984     $3,493,502    $318,708
      Second                     5,452,447     830,288     1,552,256     2,665,104      68,981      3,599,176     341,818
      Third                      5,228,382     667,013     1,532,726     2,574,644      66,847      3,628,273     354,330
      Fourth                     4,934,095     403,446     1,663,433     2,391,278      67,018      3,705,976     365,770

   1993:
      First                     $4,334,905    $733,496    $1,148,227    $2,112,865     $61,042     $3,152,960    $273,736
      Second                     4,420,841     599,091     1,187,784     2,197,102      67,602      3,347,915     287,985
      Third                      4,467,194     463,552     1,225,784     2,395,834      68,334      3,370,553     300,298
      Fourth                     4,801,054     597,680     1,258,939     2,486,346      68,461      3,432,289     312,592

   1992:
      First                     $3,743,022    $532,789    $  875,856    $2,029,465     $57,489     $2,906,767    $227,255
      Second                     3,893,657     540,755       919,497     2,126,102      60,768      2,921,975     235,843
      Third                      3,879,310     445,095       930,605     2,186,914      61,615      2,976,492     246,916
      Fourth                     4,107,924     616,180       981,695     2,107,433      59,807      3,075,110     260,070

ANALYSIS OF FINANCIAL CONDITION

Liquidity

Liquidity represents the Company's ability to provide adequate funds to meet its financial obligations, including withdrawals by depositors, debt service requirements and operating needs. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. In addition, the Company's liquidity is enhanced by the fact that cash, money market securities, and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, totaled $1,423.6 million or 41.3% of core deposits at December 31, 1994.

The Company's core deposits, consisting of demand, savings, and money market deposits, and small certificates of deposit, constituted 93.0% of total deposits at December 31, 1994, as compared to 95.6% at December 31, 1993.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium- to long-term liquidity. The Company's ability to raise funds in the capital markets through the "securitization" process and by debt issuances allows the Company to take advantage of market opportunities to meet funding needs at reasonable cost.

The Company manages its liquidity position in order to assure its ability to meet maturing obligations. Through an ongoing review of the Company's levels of interest-sensitive assets and liabilities, efforts are made to structure portfolios in such a way as to minimize the effects of fluctuating interest rate levels on net interest income.

The parent company's cash requirements consist primarily of principal and interest payments on its borrowings, dividend payments to shareholders, and cash operating expenses. The parent company's cash needs are routinely satisfied through payments by subsidiaries of dividends, proportionate shares of current income taxes, management and other fees, and principal and interest payments on subsidiary borrowings from the parent company.

Interest Rate Sensitivity

Interest rate sensitivity measures the Company's financial exposure to changes in interest rates. Interest rate sensitivity is, like liquidity, affected by maturities of assets and liabilities. Interest rate sensitivity is measured in terms of "gaps," defined as the difference between volumes of assets and liabilities whose interest rates are subject to reset within specified periods of time, and "duration," a measure of the weighted average expected lives of the cash flows from assets and liabilities.

The Company, through the management of interest rate "maturities" and the use of off-balance sheet arrangements such as interest rate caps, floors, futures, options, and interest rate exchange agreements, attempts to be reasonably close to neutral. The Company's management exercises its best judgment in making assumptions with respect to prepayments, early withdrawals and other noncontrollable events in managing the Company's exposure to changes in interest rates.

Information as to the Company's sensitivity is presented in a table that follows. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals, after considering the effect of off-balance sheet hedging financial instruments. Since these gaps are actively managed and change daily as the interest rate environment changes, positions at the end of any period may not be reflective of the Company's interest rate position in subsequent periods.

The following table presents information as to the Company's interest rate sensitivity at December 31, 1994:

                    Maturities and Interest Rate Sensitivity
                              at December 31, 1994

                                                                              Rate sensitive
                                                             ------------------------------------------
                                                                         After       After
                                                                         three        one
                                                                         months       year
                                                                          but         but
                                                              Within     within      within      After
                                                              three       year        five       five       Not rate
(Millions of dollars)                                         months      one        years       years     sensitive     Total
                                                             --------    ------      ------      ------    ---------    --------
Uses of Funds
Earning assets:
  Interest-bearing deposits                                  $   19.5                $   .2                             $   19.7
  Federal funds sold and security resell agreements             383.8                                                      383.8
  Securities:
    Held to maturity                                            572.6    $145.5       227.2      $ 85.6                  1,030.9
    Available for sale                                           79.9      40.2       131.9        63.6                    315.6
    Trading account                                             316.9                                                      316.9
  Loans and leases                                            1,590.9     298.1       390.6       111.7                  2,391.3
Nonearning assets                                                                                           $ 475.9        475.9
                                                             --------    ------      ------      ------     -------     --------
           Total uses of funds                               $2,963.6    $483.8      $749.9      $260.9     $ 475.9     $4,934.1
                                                             ========    ======      ======      ======     =======     ========
Sources of Funds

Interest-bearing deposits and liabilities:
  Savings deposits                                           $   92.9    $267.5      $349.8      $ 46.0                 $  756.2
  Money market deposits                                       1,026.6                 265.9                              1,292.5
  Time deposits under $100,000                                  129.6     232.8       151.5                                513.9
  Time deposits over $100,000                                    47.3      46.4        29.8                                123.5
  Foreign                                                       119.0        .1        15.0                                134.1
  Securities sold, not yet purchased                             81.4                                                       81.4
  Federal funds purchased and security
    repurchase agreements                                       524.5                                                      524.5
  FHLB advances and other borrowings:
     Less than one year                                          25.7                                                       25.7
     Over one year                                               79.3       1.6         7.9        12.8                    101.6
  Long-term debt                                                   .3       1.5         5.6        50.8                     58.2
Noninterest-bearing deposits                                    367.1      61.2        37.1       103.5     $ 316.9        885.8
Other liabilities                                                                                              70.9         70.9
Shareholders' equity                                                                                          365.8        365.8
                                                             --------    ------      ------      ------     -------     --------
           Total sources of funds                            $2,493.7    $611.1      $862.6      $213.1     $ 753.6     $4,934.1
                                                             ========    ======      ======      ======     =======     ========
Off-balance sheet items affecting interest
  rate sensitivity                                           $ (200.0)   $120.0      $ 80.0
Interest rate sensitivity gap                                $  269.9    $ (7.3)     $(32.7)     $ 47.8     $(277.7)
Percent of total assets                                           5.5%      (.2)%       (.7)%       1.0%       (5.6)%
Cumulative interest rate sensitivity gap                     $  269.9    $262.6      $229.9      $277.7
Cumulative as a % of total assets                                 5.5%      5.3%        4.6%        5.6%

Earning Assets

Average earning assets increased 18.3% to $4,990.4 million in 1994 as compared to the 1993 level of $4,220.1 million and the 1992 level of $3,501.7 million. Earning assets comprised 91.5% of total average assets in 1994 compared with 90.9% in 1993, with average loans representing 51.6% of earning assets in 1994 compared to 52.7% in 1993.

The volume of liquid money market investments increased 10.3% to $869.7 million in 1994 from $788.7 million in 1993. Average securities increased 27.8% to $1,545.7 million in 1994 from $1,209.2 million in 1993. Average loan volume increased 15.9% to $2,575.0 million in 1994 as compared to $2,222.2 million in 1993.

The following table sets forth the composition of average earning assets for the years indicated:

                             Average Earning Assets

(Millions of dollars)                                        1994       1993       1992       1991       1990
                                                           --------   --------   --------   --------   --------
Money market investments:
  Interest-bearing deposits                                $   24.4   $  104.0   $  184.1   $  234.9   $  104.2
  Federal funds sold and security resell agreements           845.3      656.2      245.9      355.7      444.0
  Other money market investments                                  -       28.5       39.0       80.0        2.0
                                                           --------   --------   --------   --------   --------
    Total money market investments                            869.7      788.7      469.0      670.6      550.2
                                                           --------   --------   --------   --------   --------
Securities:
  Held to maturity:

    Taxable                                                   726.9      958.8      766.0      604.5      444.8
    Nontaxable                                                193.8      147.6      125.1       74.7       70.3
  Available for sale                                          334.1          -          -          -          -
  Trading account                                             290.9      102.8       36.9       22.8       14.6
                                                           --------   --------   --------   --------   --------
    Total securities                                        1,545.7    1,209.2      928.0      702.0      529.7
                                                           --------   --------   --------   --------   --------
Loans:
  Loans held for sale                                         187.5      185.9      187.0      106.0      114.4
  Net loans and leases                                      2,387.5    2,036.3    1,917.7    1,769.9    1,691.8
                                                           --------   --------   --------   --------   --------
    Total loans                                             2,575.0    2,222.2    2,104.7    1,875.9    1,806.2
                                                           --------   --------   --------   --------   --------
    Total earning assets                                   $4,990.4   $4,220.1   $3,501.7   $3,248.5   $2,886.1
                                                           ========   ========   ========   ========   ========

Investment Securities Portfolio

Investment securities prior to December 31, 1993 were held to maturity and carried at amortized cost. At December 31, 1993 the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and segregated the portfolio for securities held to maturity carried at amortized cost, and securities available for sale carried at market. The following table presents the Company's year-end investment securities portfolio.

                         Investment Securities Portfolio

                                                                                       December 31,
                                                            ------------------------------------------------------------------
                                                                       1994                       1993                 1992
                                                            ------------------------    -------------------------    ---------
(In thousands)                                               Amortized      Market       Amortized      Market       Amortized
                                                               cost         value          cost         Value          Cost
                                                            ----------    ----------    ----------    ----------     ---------
Held to maturity
- ----------------
U.S. Treasury securities                                    $        -    $        -    $        -    $        -     $ 57,380
U.S. government agencies and corporations:
  Small Business Administration
    loan-backed securities                                     460,163       459,313       399,603       411,846      366,867
  Other agency securities                                      271,440       262,144       157,098       157,544      101,949
States and political subdivisions                              243,225       242,754       196,241       198,664      148,363
Other debt securities                                                -             -             -             -       10,000
                                                            ----------    ----------    ----------    ----------     --------
                                                               974,828       964,211       752,942       768,054      684,559

Mortgage-backed securities                                      56,079        54,587        60,318        62,033      162,428
Equity securities:
  Federal Home Loan Bank stock                                       -             -             -             -       62,536
  Other stock                                                        -             -             -             -       33,472
                                                            ----------    ----------    ----------    ----------     --------
                                                             1,030,907     1,018,798       813,260       830,087     $942,995
                                                            ----------    ----------    ----------    ----------     ========
Available for sale
- ------------------
U.S. Treasury securities                                        48,269        47,177        70,263        70,512
U.S. government agencies                                        33,304        33,304        61,107        61,077
                                                            ----------    ----------    ----------    ----------
                                                                81,573        80,481       131,370       131,589
                                                            ----------    ----------    ----------    ----------
Mortgage-backed securities                                      55,560        54,334        49,493        49,363
                                                            ----------    ----------    ----------    ----------
Equity securities:
  Mutual funds:
    Accessor Funds, Inc.                                       118,983       111,529        90,736        91,245
    Other                                                          534           534           515           515
  Stock:
    Federal Home Loan Bank                                      65,861        65,861        72,376        72,376
    Other                                                        2,785         2,839         2,194         2,258
                                                            ----------    ----------    ----------    ----------
                                                               187,983       180,763       165,821       166,394
                                                            ----------    ----------    ----------    ----------
                                                               325,116       315,578       346,684       347,346
                                                            ----------    ----------    ----------    ----------
Total                                                       $1,356,023    $1,334,376    $1,159,944    $1,177,433
                                                            ==========    ==========    ==========    ==========

Maturities and Average Yields of Investment Securities

The following table presents by maturity range and type of security, the average yield of the investment portfolio at December 31, 1994. The average yield is based on effective rates on amortized cost at the end of the year.

             Maturities and Average Yields of Investment Securities
                              at December 31, 1994

                                                                                        After one       After five
                                                       Total           Within one       but within      but within      After ten
                                                     securities           year          five years      ten years         years
                                                 -----------------  ---------------  ---------------  --------------  -------------
(Millions of Dollars)                              Amt.     Yield*   Amt.    Yield*    Amt.   Yield*   Amt.   Yield*   Amt.   Yield
 -------------------                             --------   ------  ------   ------  ------   ------  ------  ------  ------  -----
Held to maturity
- ----------------
U.S. government agencies and corporations:
   Small Business Administration
     loan-backed securities                      $  460.2    6.6%   $ 42.8    6.6%   $140.7   6.6%    $122.7   6.6%   $153.9   6.7%
   Other agency securities                          271.4    5.3%     19.8    4.5%    249.3   5.4%       1.0   5.2%      1.3   6.6%
States and political subdivisions                   243.2    7.9%     36.0    6.9%    114.7   8.0%      77.8   8.4%     14.8   7.4%
                                                 --------           ------           ------           ------          ------
                                                    974.8    6.6%     98.6    6.3%    504.7   6.3%     201.5   7.3%    170.0   6.8%
Mortgage-backed securities                           56.1    6.2%      9.3    6.4%     27.5   6.2%      12.3   6.3%      7.0   6.3%
                                                 --------           ------           ------           ------          ------
                                                  1,030.9    6.6%    107.9    6.3%    532.2   6.3%     213.8   7.2%    177.0   6.8%
                                                 --------           ------           ------           ------          ------
Available for sale
- ------------------
U.S. Treasury securities                             48.3    4.5%     32.9    4.5%     15.2   4.5%         -     -%       .2   7.8%
U.S. government agencies                             33.3   16.9%     33.3   16.9%        -     -%         -     -%        -     -%
                                                 --------           ------           ------           ------          ------
                                                     81.6    9.5%     66.2   10.7%     15.2   4.5%         -     -%       .2   7.8%
                                                 --------           ------           ------           ------          ------
Mortgage-backed securities                           55.5    6.1%      3.9    7.1%     14.7   6.8%      16.5   6.4%     20.4   5.0%
                                                 --------           ------           ------           ------          ------
Equity securities:
  Mutual funds:

    Accessor Funds, Inc.                            188.8    6.1%                                                      118.8   6.1%
    Other                                              .5    5.3%                                                         .5   5.3%
  Stock:

    Federal Home Loan Bank                           65.9    6.3%                                                       65.9   6.3%
    Other                                             2.8    5.5%                                                        2.8   5.5%
                                                 --------                                                             ------
                                                    188.0    6.2%                                                      188.0   6.2%
                                                 --------           ------           -----            ------          ------
                                                    325.1    7.0%     70.1   10.5%     29.9   5.7%      16.5   6.4%    208.6   6.1%
                                                 --------           ------           ------           ------          ------
Total                                            $1,356.0    6.7%   $178.0    8.0%   $562.1   6.3%    $230.3   7.1%   $385.6   6.4%
                                                 ========    ====   ======    ====   ======   ====    ======   ====   ======   ====

* An effective tax rate of 30% was used to adjust tax-exempt securities yields to rates comparable to those on fully taxable securities.

At December 31, 1994, the value of the Accessor Funds Inc. and the Federal Home Loan Bank of Seattle stock each exceeded ten percent of shareholders' equity.

Loan Portfolio

During 1994, the Company consummated securitized loan sales of SBA loans, home equity loans, credit card receivables and automobile loans totaling approximately $703.0 million leading to a $322.4 million net increase in securitized receivables outstanding, excluding long-term residential mortgages. After these sales, loans and leases at December 31, 1994 totaled $2,416.1 million, a slight decrease of 3.7% compared to $2,508.2 million at December 31, 1993. Loans held for sale, commercial, financial and agriculture loans, and lease financing declined 54.4%, 3.2%, and .7%, respectively, while real estate and consumer loans increased 3.6% and 3.3%, respectively.

The table below sets forth the amount of loans outstanding by type at December 31 for the years indicated:

                                 Loan Portfolio

                                                                               December 31,
                                                    -----------------------------------------------------------------
(In thousands)                                         1994         1993          1992          1991          1990
                                                    ----------   ----------    ----------    ----------    ----------
Loans held for sale                                 $  108,649   $  238,206    $  229,465    $  153,782    $  117,606
                                                    ----------   ----------    ----------    ----------    ----------
Commercial, financial and agricultural                 495,647      511,982       593,248       495,883       492,250
                                                    ----------   ----------    ----------    ----------    ----------
Real estate:
   Construction                                        218,244      213,114       118,185       100,922        78,355
   Other:
      Home equity credit line                           40,007      159,998       148,245        96,059        65,193
      1-4 family residential                           452,131      367,001       155,831       164,606       122,382
      Other real estate-secured                        570,285      495,889       299,769       332,967       311,749
                                                    ----------   ----------    ----------    ----------    ----------
                                                     1,280,667    1,236,002       722,030       694,554       577,679
                                                    ----------   ----------    ----------    ----------    ----------
Consumer:
   Bankcard                                             41,035       27,522        24,293        73,789        70,089
   Other                                               349,998      351,157       430,123       458,712       507,536
                                                    ----------   ----------    ----------    ----------    ----------
                                                       391,033      378,679       454,416       532,501       577,625
                                                    ----------   ----------    ----------    ----------    ----------
Lease financing                                        129,547      130,450       124,480       122,620       115,974
                                                    ----------   ----------    ----------    ----------    ----------
Other receivables                                       10,509       12,857         8,574         9,222        15,502
                                                    ----------   ----------    ----------    ----------    ----------
      Total loans                                   $2,416,052   $2,508,176    $2,132,213    $2,008,562    $1,896,636
                                                    ==========   ==========    ==========    ==========    ==========

The Company has no foreign loans in its loan portfolio.

Loans Serviced

In recent years, many banks and other financial institutions have had an increasing tendency to "securitize" loans by pooling and selling them to investors, with the servicing responsibilities and residual income in excess of financing costs, servicing expenses, and loan losses accruing to the originating institution. The securitization of receivables can assist an institution in effectively utilizing its capital and enhancing its liquidity while at the same time limiting its exposure to loss. The Company's participation in the securitization process, as well as its participation in originating and selling mortgage loans and student loans, has increased in recent years. During 1994, the Company securitized and sold SBA 504 first mortgage loans totaling $43.7 million, home equity credit line receivables totaling $192.4 million, credit card receivables totaling $163.1 million, and automobile loans totaling $303.8 million. At December 31, 1994, real estate loans serviced for others amounted to $1,760.1 million compared to $1,650.4 million at December 31, 1993, and $1,252.8 million at December 31, 1992. Securitized loans serviced for investors at December 31, 1994 totaled $786.6 million compared to $464.2 million at December 31, 1993 and $267.9 million at December 31, 1992.

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows maturity distribution and sensitivity to changes in interest rates of the loan portfolio at December 31, 1994:

          Loan Maturities and Sensitivity to Changes in Interest Rates

                                                                       Maturities
                                                    -------------------------------------------------
                                                       One      One year        Over
                                                     year or    through         five
                                                      less      five years      years         Total
                                                    --------    ----------    --------     ----------
Loans held for sale                                 $108,649     $      -     $      -     $  108,649
                                                    --------     --------     --------     ----------
Commercial, financial and agricultural               280,717      153,468       61,462        495,647
                                                    --------     --------     --------     ----------
Real estate:

   Construction                                      186,703       31,541            -        218,244
   Other:
      Home equity credit line                          4,639       16,226       19,142         40,007
      1-4 family residential                          13,751       29,789      408,591        452,131
      Other real estate-secured                       55,633      166,265      348,387        570,285
                                                    --------     --------     --------     ----------
                                                     260,726      243,821      776,120      1,280,667
                                                    --------     --------     --------     ----------
Consumer:

   Bankcard                                                -       41,035            -         41,035
   Other                                              87,696      207,941       54,361        349,998
                                                    --------     --------     --------     ----------
                                                      87,696      248,976       54,361        391,033
                                                    --------     --------     --------     ----------
Lease financing                                       19,338       99,474       10,735        129,547
                                                    --------     --------     --------     ----------
Other receivables                                      9,929          399          181         10,509
                                                    --------     --------     --------     ----------
      Total                                         $767,055     $746,138     $902,859     $2,416,052
                                                    ========     ========     ========     ==========
Loans maturing in more than one year:
   With fixed interest rates                                     $350,076     $486,711     $  836,787
   With variable interest rates                                   396,062      416,148        812,210
                                                                 --------     --------     ----------
      Total                                                      $746,138     $902,859     $1,648,997
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

Loan Risk Elements

The following table shows the principal amounts of nonaccrual, past due 90 days or more, restructured loans, and potential problem loans at December 31 for each year indicated:

                                                                                                       December 31,
                                                                                     -----------------------------------------------
(In thousands)                                                                         1994      1993      1992      1991      1990
                                                                                     -------   -------   -------   -------   -------
Nonaccrual loans                                                                     $13,635   $23,364   $21,556   $33,497   $35,802

Loans contractually past due 90 days or more (not included in nonaccrual
  loans above)                                                                         3,041    10,821     6,409     5,315    10,273

Restructured loans (not included in nonaccrual loans or loans
  contractually past due 90 days or more)                                                567     4,006     4,003     3,225    10,181

Potential problem loans (loans presently current by their terms, but about which management has serious doubt as to the future ability of the
  borrower to comply with present repayment terms)                                         -     1,114     6,263     5,042     5,194

Includes loans held for sale.

Impact of Nonperforming Loans on Interest Income

The following table presents the gross interest income on nonaccrual and restructured loans that would have been recorded if these loans had been current in accordance with their original terms (interest at original rates), and the amount of interest income on these loans that was included in income for each year indicated:

                                                             1994                        1993                       1992
                                                   -------------------------   ------------------------   ------------------------
                                                              Re-                         Re-                        Re-
                                                    Non-     struc-             Non-     struc              Non-    struc
(In thousands)                                     accrual   tured     Total   accrual   tured    Total   accrual   tured    Total
                                                   -------   -----    ------   -------   -----   ------   ------    -----   ------
Gross amount of interest that would have been
   recorded at original rate                       $1,713     $53     $1,766   $2,858    $193    $3,051   $2,082    $302    $2,384

Interest that was included
   in income                                          371      45        416      668     152       820      793     247     1,040
                                                   ------     ---     ------   ------    ----    ------   ------    ----    ------
Net impact on interest income                      $1,342     $ 8     $1,350   $2,190    $ 41    $2,231   $1,289    $ 55    $1,344
                                                   ======     ===     ======   ======    ====    ======   ======    ====    ======

Potential problem loans consist primarily of commercial loans and commercial real estate loans of $1 million. Management reviews loans graded "special mention" and monitors the status of such loans for becoming potential problem loans and their likelihood of becoming nonperforming loans. At December 31, 1994, management considered no loans as potential problem loans compared to two loans totaling $1,114,000, at December 31, 1993 and three loans totaling $6,263,000 at December 31, 1992. Management believes that for the near future, potential problem loans should remain at a relatively low level.

Another aspect of the Company's credit risk management strategy is the diversification of the loan portfolio. At year-end, the Company had 4% of its portfolio in loans held for sale, 21% in commercial loans, 53% in real estate loans, 16% in consumer loans, and 6% in lease financing and other. The Company's real estate portfolio is also diversified. Of the total portfolio, 9% is in real estate construction loans, 2% is in home equity credit lines, 19% is in 1-4 family residential loans and 23% is in commercial loans secured by real estate. In addition, the Company attempts to avoid the risk of an undue concentration of credits in a particular industry or trade group, as indicated by the commercial loan and lease portfolio being allocated over more than 17 major industry classifications. At year-end, the largest concentration in the commercial loan and leasing portfolios was in the manufacturing group which comprised approximately 17% of the portfolio. The manufacturing group was also well diversified over several subcategories. Agricultural and mining loans comprise less than 7% of total commercial loans. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

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

Nonperforming assets totaled $18.9 million as of December 31, 1994, a decrease of 38.2% from $30.6 million as of December 31, 1993. Nonperforming assets totaled $31.5 million at December 31, 1992. Nonperforming assets represented
 .79% of net loans and leases, other real estate owned and other nonperforming assets at December 31, 1994, as compared to 1.23% and 1.49% at December 31, 1993 and 1992, respectively. Nonperforming assets as a percentage of net loans and leases, other real estate owned, and other nonperforming assets at December 31, 1994 are at their lowest levels since at least 1985, the period during which records have been maintained using the present definitions.

Accruing loans past due 90 days or more totaled $3.0 million as of December 31, 1994, as compared to $10.8 million at December 31, 1993. These loans equal .13% of net loans and leases at December 31, 1994, as compared to .44% at December 31, 1993.

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

The following table sets forth the composition of nonperforming assets at December 31 for the years indicated:

                              Nonperforming Assets

(Thousands of dollars)                                      1994      1993       1992       1991       1990
                                                          -------   -------    -------    -------    -------
Nonaccrual loans:
   Commercial, financial and agricultural                 $ 5,736   $ 6,969    $ 2,981    $13,983    $14,978
   Real estate                                              5,290    12,277     13,973     12,343     16,740
   Consumer                                                   862       607      1,377      2,198      2,646
   Lease financing                                          1,747     3,511      3,225      4,973      1,438
                                                          -------   -------    -------    -------    -------
      Total                                                13,635    23,364     21,556     33,497     35,802
                                                          -------   -------    -------    -------    -------
Restructured loans:
   Commercial, financial and agricultural                       -         8      1,204        480        740
   Real estate                                                567     3,998      2,799      2,745      9,441
                                                          -------   -------    -------    -------    -------
      Total                                                   567     4,006      4,003      3,225     10,181
                                                          -------   -------    -------    -------    -------
Other real estate owned:
   Commercial, financial and agricultural:

      Improved                                                415       844      3,099      4,200      4,422
      Unimproved                                            1,018       904      1,844      3,053      6,286
   Residential:

      1-4 family                                               63     1,182        681        874      2,938
      Multi-family                                              -         -          -         96        483
      Lots                                                      6       163         45        540      1,455
   Recreation property                                         42       110        238        445        774
   Other                                                       18        64         64        730      1,076
                                                          -------   -------    -------    -------    -------
      Total                                                 1,562     3,267      5,971      9,938     17,434
Other nonperforming assets                                  3,179         -          -          -          -
                                                          -------   -------    -------    -------    -------
      Total                                                 4,741     3,267      5,971      9,938     17,434
                                                          -------   -------    -------    -------    -------
      Total                                               $18,943   $30,637    $31,530    $46,660    $63,417
                                                          =======   =======    =======    =======    =======

% of net loans* and leases, other real estate owned and
   other nonperforming assets                                 .79%     1.23%      1.49%      2.35%      3.36%

(Thousands of dollars)                                                         1994       1993      1992      1991       1990
                                                                              ------    -------    ------    ------    -------
Accruing loans past due 90 days or more:
      Commercial, financial and agricultural                                  $  431    $ 1,612    $2,893    $1,886    $ 3,256
      Real estate                                                              1,975      8,881     3,044     2,259      4,274
      Consumer                                                                   631        327       451     1,123      2,717
      Lease financing                                                              4          1        21        47         26
                                                                              ------    -------    ------    ------    -------
           Total                                                              $3,041    $10,821    $6,409    $5,315    $10,273
                                                                              ======    =======    ======    ======    =======

% of net loans* and leases                                                       .13%       .44%      .30%      .27%       .55%

*Includes loans held for sale.

Allowance For Loan Losses

The Company's allowance for loan losses was 2.80% of net loans and leases at December 31, 1994, as compared to 2.75% as of December 31, 1993 and 2.84% as of December 31, 1992. Loan charge-offs increased 32.5% and recoveries decreased 51.7% in 1994 as compared to 1993, which resulted in a ratio of net charge-offs to average loans and leases of .19% in 1994, compared to (.23)% in 1993, and
 .44% in 1992. The allowance for loan and lease losses relative to problem loans continued to strengthen in 1994. The allowance, as a percentage of noncurrent loans, was 401.9% in 1994 as compared to 200.3% in 1993, and 213.9% in 1992.
Noncurrent loans are defined as loans on which interest is not accrued, plus loans ninety days or more past due on which interest continues to accrue.

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

Summary Of Loan Loss Experience

The following table shows the changes in the allowance for losses for each year indicated.


(In thousands)                                                 1994          1993           1992          1991          1990
                                                            ----------    ----------     ----------    ----------    ----------
Loans* and leases outstanding at December 31 (net of
   unearned income)                                         $2,391,278    $2,486,346     $2,107,433    $1,979,726    $1,868,199
                                                            ==========    ==========     ==========    ==========    ==========
Average loans* and leases outstanding (net of
   unearned income)                                         $2,574,995    $2,222,182     $2,104,679    $1,875,928    $1,806,188
                                                            ==========    ==========     ==========    ==========    ==========
Allowance for possible losses:
Balance at beginning of year                                $   68,461    $   59,807     $   58,238    $   60,948    $   62,001
Allowance of companies (sold) or acquired                        1,308           546              -             -        (1,224)
Loans and leases charged-off:
   Loans held for sale                                               -             -              -             -             -
   Commercial, financial, and agricultural                      (5,158)       (1,804)        (6,224)      (17,298)      (11,841)
   Real estate                                                    (573)       (1,179)        (2,544)       (4,363)       (2,281)
   Consumer                                                     (4,756)       (5,461)        (9,559)      (14,073)      (12,918)
   Lease financing                                              (1,174)         (360)          (604)         (847)         (473)
   Other receivables                                                 -             -              -             -             -
                                                            ----------    ----------     ----------    ----------    ----------
               Total                                           (11,661)       (8,804)       (18,931)      (36,581)      (27,513)
                                                            ----------    ----------     ----------    ----------    ----------
Recoveries:
   Loans held for sale                                               -             -              -             -             -
   Commercial, financial, and agricultural                       2,180        10,117          5,197         3,456         4,177
   Real estate                                                     676           611            477           829           516
   Consumer                                                      3,732         3,043          3,794         3,704         2,701
   Lease financing                                                 141           148            103           321           207
   Other receivables                                                 -             -              -             -             -
                                                            ----------    ----------     ----------    ----------    ----------
               Total                                             6,729        13,919          9,571         8,310         7,601
                                                            ----------    ----------     ----------    ----------    ----------
Net loan and lease (charge-offs) recoveries                     (4,932)        5,115         (9,360)      (28,271)      (19,912)
Provision charged against earnings                               2,181         2,993         10,929        25,561        20,083
                                                            ----------    ----------     ----------    ----------    ----------
Balance at end of year                                      $   67,018    $   68,461     $   59,807    $   58,238      $ 60,948
                                                            ==========    ==========     ==========    ==========    ==========

Ratio of net charge-offs (recoveries) to average loans
   and leases                                                      .19%         (.23)%          .44%         1.51%         1.10%

Ratio of allowance for possible losses to loans and
   leases outstanding at December 31                              2.80%         2.75%          2.84%         2.94%         3.26%

Ratio of allowance for possible losses to
   nonperforming loans at December 31                           471.89%       250.13%        234.00%       158.59%       132.54%

Ratio of allowance for possible losses to nonaccrual
   loans and accruing loans past due 90 days or more at
   December 31
                                                                401.88%       200.27%        213.86%       150.05%       132.28%


*Includes loans held for sale.

Review of nonperforming loans and evaluation of the quality of the loan portfolio, as previously mentioned, results in the identification of certain loans with risk characteristics which warrant specific reserve allocations in the determination of the amount of the allowance for loan losses. The allowance is not allocated among all loan categories, and amounts allocated to specific categories are not necessarily indicative of future charge-offs. An amount in the allowance not specifically allocated by loan category is necessary in view of the fact that, while no loans were made with the expectation of loss, some loan losses inevitably occur. The following is a categorization of the allowance for loan losses for each year indicated:


                                                                              1994                  1993
                                                                        -----------------    ------------------
                                                                                  Alloca-               Alloca-
                                                                         % of     tion of     % of      tion of
(In thousands)                                                          total      allow-    total      allow-
                                                                        loans      ance      loans       ance
                                                                        -----     -------    -----      -------
Type of loan
- ------------
Loans held for sale                                                       4.5%    $     -      9.5%     $     -
Commercial, financial and agricultural                                   20.5       2,920     20.4        3,094
Real estate                                                              53.0       1,594     49.3        4,032
Consumer                                                                 16.2         946     15.1        2,366
Lease financing                                                           5.4         981      5.2        1,043
Other receivables                                                          .4           -       .5            -
                                                                        -----                -----
   Total loans                                                          100.0%               100.0%
                                                                        =====                =====
Off-balance sheet unused commitments
    and standby letters of credit                                                   3,674                 1,972
                                                                                  -------               -------
Allocated                                                                          10,115                12,507
Unallocated                                                                        56,903                55,954
                                                                                  -------               -------
   Total allowance for loan losses                                                $67,018               $68,461
                                                                                  =======               =======

                                                        1992                   1991                  1990
                                                 ------------------    -----------------     ------------------
                                                            Alloca-              Alloca-                Alloca-
                                                  % of      tion of    % of      tion of     % of       tion of
(In thousands)                                    total      allow-    total      allow-     total       allow-
                                                  loans      ance      loans      ance       loans       ance
                                                 ------     -------    -----     -------     ------     -------
Type of loan
- ------------
Loans held for sale                               10.8%     $     -       7.6%   $     -       6.2%     $     -
Commercial, financial and agricultural            27.8        4,619      24.7      8,419      26.0       11,103
Real estate                                       33.9        4,240      34.6      6,884      30.5        1,722
Consumer                                          21.3        2,711      26.5      3,684      30.4        1,814
Lease financing                                    5.8        1,818       6.1      2,279       6.1          200
Other receivables                                   .4            -        .5          -        .8            -
                                                 -----                  -----                -----
   Total loans                                   100.0%                 100.0%               100.0%
                                                 =====                  =====                =====
Off-balance sheet unused commitments and

   standby letters of credit                                  3,710                5,567                  5,374
                                                            -------              -------                -------
Allocated                                                    17,098               26,833                 20,213
Unallocated                                                  42,709               31,405                 40,735
                                                            -------              -------                -------
   Total allowance for loan losses                          $59,807              $58,238                $60,948
                                                            =======              =======                =======

Deposits

Total average deposits increased 12.7% to $3,583.1 million in 1994 from $3,178.9 million in 1993. Total deposits increased 8.0% to $3,706.0 million at December 31, 1994 compared to $3,432.3 million at December 31, 1993. The Company's demand deposits increased .7% and savings and money market accounts, increased 9.7% comparing December 31, 1994 to December 31, 1993, while certificates of deposit under $100,000 decreased 4.0%. Domestic deposits over $100,000 increased 52.6% to $123.5 million and foreign deposits increased 95.6% to $134.1 million at December 31, 1994.

The following table presents the average amount and the average rate paid on each of the following categories for each year indicated:

                    Average Deposit Amounts and Average Rates

(In millions)                                                                          1994         1993         1992
                                                                                     --------     --------     --------
Average amounts:
   Noninterest-bearing demand deposits                                               $  838.1     $  729.7     $  556.5
   Savings deposits                                                                     740.3        648.2        494.1
   Money market deposits                                                              1,284.7      1,117.0      1,029.5
   Time deposits of less than $100,000                                                  516.9        548.8        651.2
   Time deposits $100,000 or more                                                        94.7         79.4         95.1
   Foreign deposits                                                                     108.4         55.8         86.5
                                                                                     --------     --------     --------
      Total average amounts                                                          $3,583.1     $3,178.9     $2,912.9
                                                                                     ========     ========     ========
Average rates:
   Noninterest-bearing demand deposits                                                     -%           -%           -%
   Savings deposits                                                                     3.01%        2.97%        3.52%
   Money market deposits                                                                3.11%        2.79%        3.37%
   Time deposits under $100,000                                                         3.96%        4.28%        5.15%
   Time deposits $100,000 or more                                                       4.06%        3.79%        4.65%
   Foreign deposits                                                                     4.10%        2.66%        4.20%
      Total                                                                             3.31%        3.20%        3.98%

Maturities of time deposits $100,000 or more at December 31, 1994 (In millions):

   Under three months                                                                $  47.3
   Over three  months and less than six months                                          22.0
   Over six months and less than twelve months                                          24.4
   Over twelve months                                                                   29.8
                                                                                     -------
      Total time deposits $100,000 or more                                           $ 123.5
                                                                                     =======

Most foreign deposits are in denominations of $100,000 or more.

Short-term Borrowings

The following table sets forth data pertaining to the Company's short-term borrowings for each year indicated:

(In thousands, except rates)

At December 31,

                                                                                                                         Weighted
                                                                                              Maximum       Average      average
                                                                                Weighted       month-       balance        rate
Category of aggregate                                                            average        end         during        during
short-term borrowings                                              Balance        rate        balance      the year      the year
- ---------------------                                              --------     --------    ----------    ----------     --------
Securities sold, not yet purchased
      1994                                                         $ 81,437      5.33%      $  464,133    $  184,405       5.95%
      1993                                                         $ 46,640      4.96%      $  278,351    $   69,442       4.38%
      1992                                                                -         -%               -             -          -%

Federal funds purchased and security repurchase
   agreements (a)
      1994                                                         $524,538      5.51%      $1,165,880    $1,057,827       3.88%
      1993                                                         $595,200      2.86%      $  595,200    $  767,309       2.92%
      1992                                                         $422,897      3.12%      $  490,774    $  394,620       3.21%

Federal Home Loan Bank advances and other borrowings
   less than one year(b)
      1994                                                         $ 25,748      7.70%      $   73,461    $   32,557       5.44%
      1993                                                         $136,140      3.36%      $  136,140    $   83,123       3.85%
      1992                                                         $153,533      3.43%      $  153,533    $   78,406       4.10%

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

Return on Equity and Assets

                                                       1994        1993        1992
                                                      ------      ------      ------
Return on average assets                               1.17%       1.25%       1.24%
Return on average common shareholders' equity         18.82%      20.33%      19.64%
Common dividend payout ratio                          27.06%      21.81%      20.31%
Average equity to average assets ratio                 6.22%       6.17%       6.31%

Capital Resources

IAt year end, there were two measures of capital adequacy in use for commercial banks and bank holding companies, as follows:

1.    Risk-based Capital

Risk-based capital guidelines require varying amounts of capital to be maintained against different categories of assets, depending on the general level of risk inherent in the assets. A capital allocation is also required for off-balance sheet exposures such as letters of credit, loan commitment, and interest rate contracts. The Company's total risk-based capital ratio was 14.96% at December 31, 1994 and 14.12% at December 31, 1993. The minimum regulatory requirement is an 8% total risk-based capital ratio of which 4% must be comprised of core capital. The minimum risk-based capital ratio for a bank to be considered "well-capitalized" under the regulatory definitions is 10%.

2.    Tier I Leverage

Under the risk-based capital guidelines, a bank holding company could, in theory, significantly leverage its capital by investing in assets with little or no credit risk. The guidelines place a limit on such leverage through the establishment of a minimum level of tangible equity as a percentage of average total assets. The Company's Tier I leverage ratio was 6.24% at December 31, 1994 and 5.44% at December 31, 1993, compared to the minimum regulatory requirement of 3%.

The following table presents the regulatory risk-based capital at December 31 for the years indicated:

                  Regulatory Risk-Based Capital at December 31

(Thousands of dollars)                                              1994            1993           1992
                                                                 ----------      ----------     ----------
Under Guidelines Effective 1992 and Subsequent
- ----------------------------------------------

Capital components:
Common shareholders' equity                                      $  345,919      $  300,175     $  258,066
Add:
   Minority interest in subsidiary                                      500             500              -
Deduct:
   Goodwill                                                         (18,732)        (11,920)       (12,321)
   Nonqualifying amount of purchased mortgage servicing                   -            (280)             -
                                                                 ----------      ----------     ----------
       Tier I capital: Core capital                                 327,687         288,475        245,745
                                                                 ----------      ----------     ----------
Allowance for loan losses*                                           35,085          33,657         30,402
Qualifying unsecured long-term debt**                                52,400          53,200         87,450
                                                                 ----------      ----------     ----------
       Tier II capital: Supplementary capital                        87,485          86,857        117,852
                                                                 ----------      ----------     ----------
       Total risk-based capital                                  $  415,172      $  375,332     $  363,597
                                                                 ==========      ==========     ==========
Risk-weighted assets:

Balance sheet                                                    $2,629,427      $2,558,260     $2,273,763
Off-balance sheet                                                   177,347         134,315        158,419
                                                                 ----------      ----------     ----------
       Gross risk-weighted assets                                 2,806,774       2,692,575      2,432,182
Deduct: Excess allowance for loan losses                            (31,933)        (34,804)       (29,405)
                                                                 ----------      ----------     ----------
       Total adjusted risk-weighted assets                       $2,774,841      $2,657,771     $2,402,777
                                                                 ==========      ==========     ==========
Capital ratios:
Tier I capital: Core capital                                          11.81%          10.85%         10.23%
Tier II capital: Supplementary capital                                 3.15%           3.27%          4.90%
                                                                 ----------      ----------     ----------
       Total risk-based capital                                       14.96%          14.12%         15.13%
                                                                 ==========      ==========     ==========

*    Limited to 1.25% of risk-weighted assets.
** Limited to 50% of core capital and reduced by 20% per year during an instrument's last five years before maturity.

Dividends

The Company's quarterly dividend rate was $.30 per share for the third and fourth quarters of 1994, $.28 per share for the first and second quarters of 1994 and the third and fourth quarters of 1993, $.21 for the first and second quarters of 1993 and the fourth quarter of 1992, and $.18 per share for all other quarterly periods during 1992. The annual dividend rate was $1.16 for 1994, $.98 for 1993, and $.75 for 1992. During the years 1990 through 1994 there was no preferred stock outstanding.

The following table sets forth dividends paid by the Company of each year indicated:

                                 Dividends Paid

(Thousands of dollars)                    1994        1993       1992       1991       1990
                                         ------      ------     ------     ------     ------
Net income                               $63,827     $58,205    $47,209    $30,449    $27,765
Common dividends paid                    17,271      12,692      9,587      9,102      8,939
Payout/net income                          27.1%       21.8%      20.3%      29.9%      32.2%

Foreign Operations

Zions First National Bank opened a foreign office located in Grand Cayman, Grand Cayman Islands, B.W.I. in 1980. This office has no foreign loans outstanding. The office accepts Eurodollar deposits from qualified customers of the Bank and places deposits with foreign banks and foreign branches of other U.S. banks. Foreign deposits at December 31 totaled $134,132,000 in 1994, $68,563,000 in 1993, and $52,777,000 in 1992; and averaged $108,383,000 for 1994, $55,823,000 for 1993, and $86,479,000 for 1992.

 ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

The Board of Directors and Shareholders
Zions Bancorporation:

We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zions Bancorporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 12 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (Statement) No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. As discussed in notes 1 and 6, the Company also changed its method of accounting for income taxes in 1993 to adopt the provisions of Statement No. 109, Accounting for Income Taxes. As discussed in notes 1 and 3, the Company also changed its method of accounting for investments to adopt the provisions of Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities on December 31, 1993.

                                                  KPMG Peat Marwick LLP

Salt Lake City, Utah
January 24, 1995

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1994 and 1993

                      (In thousands, except share amounts)

ASSETS                                                                                                  1994           1993
                                                                                                     ----------      ---------
Cash and due from banks                                                                              $  316,943        338,970
Money market investments:
   Interest-bearing deposits                                                                             19,704         24,967
   Federal funds sold and security resell agreements                                                    383,742        572,713

Investment securities:
   Held-to-maturity, at cost (approximate market value $1,018,798 and $830,087)                       1,030,907        813,260
   Available-for-sale, at market                                                                        315,578        347,346
   Trading account                                                                                      316,948         98,333

Loans:
   Loans held for sale at cost, which approximates market                                               108,649        238,206
   Loans, leases, and other receivables                                                               2,307,403      2,269,970
                                                                                                     ----------      ---------
                                                                                                      2,416,052      2,508,176

      Less:
           Unearned income and fees, net of related costs                                                24,774         21,830
           Allowance for loan losses                                                                     67,018         68,461
                                                                                                     ----------      ---------
                                                                                                      2,324,260      2,417,885

Premises and equipment                                                                                   74,673         72,049
Amounts paid in excess of net assets of acquired businesses                                              18,732         11,920
Other real estate owned                                                                                   1,562          3,267
Other assets                                                                                            131,046        100,344
                                                                                                     ----------      ---------
                                                                                                     $4,934,095      4,801,054
                                                                                                     ==========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                                                               $  885,833        879,908
   Interest-bearing:
      Savings and money market                                                                        2,048,715      1,867,483
      Time:
        Under $100,000                                                                                  513,841        535,456
        Over $100,000                                                                                   123,455         80,879
      Foreign                                                                                           134,132         68,563
                                                                                                     ----------      ---------
                                                                                                      3,705,976      3,432,289
Securities sold, not yet purchased                                                                       81,437         46,640
Federal funds purchased and security repurchase agreements                                              524,538        595,200
Accrued liabilities                                                                                      70,873         66,497
Federal Home Loan Bank advances and other borrowings:
   Less than one year                                                                                    25,748        136,140
   Over one year                                                                                        101,571        152,109
Long-term debt                                                                                           58,182         59,587
                                                                                                     ----------      ---------
               Total liabilities                                                                      4,568,325      4,488,462
                                                                                                     ----------      ---------
Shareholders' equity:
   Capital stock:
      Preferred stock, without par value; authorized 3,000,000 shares; issued and outstanding, none           -              -
      Common stock, without par value; authorized 30,000,000 shares; issued and outstanding,
        14,559,552 shares and 14,201,367 shares                                                          79,193         66,257
   Net unrealized holding gains and losses on securities available-for-sale (note 3)                     (5,866)           415
   Retained earnings                                                                                    292,443        245,920
                                                                                                     ----------      ---------
               Total shareholders' equity                                                               365,770        312,592
                                                                                                     ----------      ---------
Commitments and contingent liabilities (notes 7, 8, 9, 10, 12, and 14)
                                                                                                     $4,934,095      4,801,054
                                                                                                     ==========      =========

See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1994, 1993, and 1992

                    (In thousands, except per share amounts)

                                                                                         1994          1993         1992
                                                                                      --------       -------      -------
Interest income:
   Interest and fees on loans                                                         $208,414       172,920      170,793
   Interest on loans held for sale                                                      12,303        11,273       13,804
   Interest on money market investments                                                 35,045        27,427       21,669
   Interest on securities:
      Held-to-maturity:
         Taxable                                                                        41,269        56,347       48,854
         Nontaxable                                                                     10,982         8,455        7,591
      Available-for-sale                                                                19,916             -            -
      Trading account                                                                   16,516         7,555        5,537
   Lease financing                                                                       9,544         9,639        9,977
                                                                                      --------       -------      -------
           Total interest income                                                       353,989       293,616      278,225
                                                                                      --------       -------      -------
Interest expense:
   Interest on savings and money market deposits                                        62,200        50,331       52,101
   Interest on time deposits                                                            28,758        27,995       41,609
   Interest on borrowed funds                                                           64,425        40,633       27,233
                                                                                      --------       -------      -------
           Total interest expense                                                      155,383       118,959      120,943
                                                                                      --------       -------      -------
           Net interest income                                                         198,606       174,657      157,282
Provision for loan losses                                                                2,181         2,993       10,929
                                                                                      --------       -------      -------
           Net interest income after provision for loan losses                         196,425       171,664      146,353
                                                                                      --------       -------      -------
Noninterest income:
   Service charges on deposit accounts                                                  24,058        22,875       19,484
   Other service charges, commissions, and fees                                         22,008        21,392       18,871
   Trust income                                                                          4,334         4,622        4,614
   Investment securities gains (losses), net                                              (299)          (17)         327
   Trading account income                                                                  860         2,350        4,437
   Loan sales and servicing income                                                      14,596        21,471        6,573
   Other                                                                                 7,645         7,187        8,543
                                                                                      --------       -------      -------
                                                                                        73,202        79,880       62,849
                                                                                      --------       -------      -------
Noninterest expenses:
   Salaries and employee benefits                                                       93,331        85,549       70,242
   Occupancy, net                                                                        8,397         8,168        7,248
   Furniture and equipment                                                              12,526         9,294        7,681
   Other real estate expense                                                               (88)          450        2,559
   Legal and professional services                                                       5,142         5,136        3,616
   Supplies                                                                              4,819         4,537        3,860
   Postage                                                                               4,723         4,334        3,611
   FDIC premiums                                                                         7,547         7,257        6,235
   Amortization of intangible assets                                                     3,692         4,432        4,530
   Loss on early extinguishment of debt                                                      -         6,022            -
   Other                                                                                34,811        32,571       29,487
                                                                                      --------       -------      -------
                                                                                       174,900       167,750      139,069
                                                                                      --------       -------      -------
Income before income taxes and cumulative effect of changes in accounting
  principles                                                                            94,727        83,794       70,133

Income taxes                                                                            30,900        27,248       22,924
                                                                                      --------       -------      -------
Income before cumulative effect of changes in accounting principles                     63,827        56,546       47,209

Cumulative effect of changes in accounting principles                                        -         1,659            -
Interest income:                                                                      --------       -------      -------
           Net income                                                                 $ 63,827        58,205       47,209
                                                                                      ========       =======      =======
Weighted average common and common-equivalent shares outstanding during the year        14,601        14,280       13,790
                                                                                      ========       =======      =======
Earnings per common share:
   Income before cumulative effect of changes in accounting principles                $   4.37          3.96         3.42
   Cumulative effect of changes in accounting principles                                     -           .12            -
                                                                                      --------       -------      -------
           Net income per common share                                                $   4.37          4.08         3.42
                                                                                      ========       =======      =======

See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1994, 1993, and 1992

                                 (In thousands)

                                                                                        1994               1993             1992
                                                                                    -------------       -----------      ----------
Cash flows from operating activities:
   Net income                                                                       $      63,827            58,205          47,209
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
       Provision for loan losses                                                            2,181             2,993          10,929
       Write-downs of other real estate owned                                                 179               704           1,723
       Depreciation of premises and equipment                                               9,186             7,605           6,140
       Amortization of premium on core deposits and other intangibles                       3,692             4,432           4,530
       Amortization of net premium/discount on investment securities                        4,817             6,089           6,241
       Accretion of unearned income and fees, net of related costs                          2,770            (2,950)         (4,056)
       Proceeds from sales of trading account securities                              160,090,330        36,468,421       3,112,879
       Increase in trading account securities                                        (160,308,945)      (36,383,168)     (3,115,492)
       Net loss (gain) on sales of investment securities                                      299                17            (327)
       Proceeds from loans held for sale                                                  774,185         1,094,031         879,977
       Increase in loans held for sale                                                   (663,379)       (1,088,996)       (953,930)
       Net gain on sales of loans, leases, and other assets                                (8,968)          (16,810)         (3,998)
       Net loss (gain) on sales of other real estate owned                                   (328)             (182)            278
       Change in accrued income taxes                                                       1,628             1,870           6,369
       Change in accrued interest receivable                                               (8,669)            2,794           4,855
       Change in accrued interest payable                                                   1,368            (1,428)         (5,335)
       Change in other assets                                                             (16,790)          (20,738)         (4,538)
       Change in accrued liabilities                                                           19            (4,074)        (13,529)
                                                                                    -------------       -----------      ----------
           Net cash provided by (used in) operating activities                            (52,598)          128,815         (20,075)
                                                                                    -------------       -----------      ----------
Cash flows from investing activities:
   Net decrease in money market investments                                               196,086           567,251          98,058
   Proceeds from sales of investment securities                                           137,128            74,587          33,446
   Proceeds from maturities of investment securities                                      350,223           258,463         235,368
   Purchases of investment securities                                                    (646,849)         (554,632)       (403,271)
   Proceeds from sales of loans and leases                                                703,013           612,552         163,709
   Net increase in loans and leases                                                      (671,665)         (927,359)       (228,830)
   Principal collections on leveraged leases                                                  111             1,375           1,215
   Proceeds from sales of premises and equipment                                              691               169              88
   Purchases of premises and equipment                                                    (12,389)          (15,356)        (18,569)
   Proceeds from sales of other real estate owned                                           5,608             3,542           8,476
   Proceeds from sales of mortgage servicing rights                                         2,864               608           1,435
   Purchases of mortgage servicing rights                                                    (590)           (1,731)         (1,374)
   Proceeds from sales of other assets                                                        830             1,486             877
   Cash paid for acquisition, net of cash received                                          9,851           (59,833)              -
                                                                                    -------------       -----------      ----------
           Net cash provided by (used in) investing activities                             74,912           (38,878)       (109,372)
                                                                                    -------------       -----------      ----------
Cash flows from financing activities:
   Net increase in deposits                                                               177,916           296,144         197,250
   Net change in short-term funds borrowed                                               (153,285)         (419,992)        (16,781)
   Proceeds from FHLB advances over one year                                               15,340           204,567           1,745
   Payments on FHLB advances over one year                                                (65,878)         (104,147)            (56)
   Payments on leveraged leases                                                               (42)                -               -
   Proceeds from issuance of long-term debt                                                   332             4,000          50,000
   Payments on long-term debt                                                              (1,737)          (43,659)        (32,585)
   Proceeds from issuance of common stock                                                     317               893           1,695
   Dividends paid                                                                         (17,304)          (12,705)         (9,587)
                                                                                    -------------       -----------      ----------
           Net cash provided by (used in) financing activities                            (44,341)          (74,899)        191,681
                                                                                    -------------       -----------      ----------
Net increase (decrease) in cash and due from banks                                        (22,027)           15,038          62,234

Cash and due from banks at beginning of year                                              338,970           323,932         261,698
                                                                                    -------------       -----------      ----------
Cash and due from banks at end of year                                              $     316,943           338,970         323,932
                                                                                    =============       ===========      ==========

See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Retained Earnings

                  Years ended December 31, 1994, 1993, and 1992

                                 (In thousands)

                                                                           1994          1993         1992
                                                                        --------       -------       -------
Balance at beginning of year                                            $245,920       197,992       160,370
Retained earnings of acquired company                                          -         2,428             -
Net income                                                                63,827        58,205        47,209
Cash dividends:
   Preferred, paid by subsidiary to minority shareholder                     (33)          (13)            -
   Common, per share of $1.16 in 1994, $.98 in 1993, and $.75 in 1992    (16,786)      (12,207)       (9,183)
   Dividends of NBA prior to merger                                         (485)         (485)         (404)
                                                                        --------       -------       -------
Balance at end of year                                                  $292,443       245,920       197,992
                                                                        ========       =======       =======

See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1994, 1993, and 1992


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Zions Bancorporation (the Parent) is a multibank holding company organized under the laws of Utah in 1955, which provides a full range of banking and related services through its subsidiaries located primarily in Utah, Nevada, and Arizona.

Basis of Financial Statement Presentation - The consolidated financial statements include the accounts of Zions Bancorporation and its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 1994 presentation.

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

Investment Securities - The Company adopted the provisions of Statement of Financial Accounting Standards (Statement) No. 115, Accounting for Certain Investments in Debt and Equity Securities on December 31, 1993. Under Statement No. 115, the Company classifies its investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading securities (including futures and options used to hedge trading positions against interest rate risk) and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of shareholders' equity. The unrealized holding gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-for-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific-identification method of determining the cost of securities sold.

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

Premises and Equipment - Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation, computed on the straight-line method, is charged to operations over the estimated useful lives of the properties. Leasehold improvements are amortized over the terms of respective leases or the estimated useful lives of the improvements, whichever is shorter. As of December 31, 1994 and 1993, accumulated depreciation and amortization totaled $70,520,000 and $61,932,000, respectively.

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

Other real estate owned is carried at the lower of cost or net realizable value. Real estate may be considered to be in substance foreclosed and included herein when specific criteria are met. When property is acquired through foreclosure, or substantially foreclosed, any excess of the related loan balance over net realizable value is charged to the allowance for loan losses. Subsequent write downs or losses upon sale, if any, are charged to other real estate expense.

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

Interest Rate Exchange Contracts and Cap and Floor Agreements - The Company enters into interest rate exchange contracts (swaps) and cap and floor agreements in the management of interest rate risk. The objective of these financial instruments is to match estimated repricing periods of interest-sensitive assets and liabilities in order to reduce interest rate exposure. These instruments are used only to hedge asset and liability portfolios and are not used for speculative purposes. Therefore, these instruments are not marked to market. Fees associated with these financial instruments are accreted into interest income or amortized to interest expense on a straight-line basis over the lives of the contracts and agreements. Gains or losses on early termination of a swap are amortized on the remaining term of the contract when the underlying assets or liabilities still exist. Otherwise, such gains or losses are fully expensed or recorded as income at the termination of the contract. The net interest received or paid on these contracts is reflected on a current basis in the interest expense or income related to the hedged obligation or asset.

Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers due from banks to be cash equivalents.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


The Company paid interest of $156.1 million, $120.8 million, and $125.5 million, respectively, and income taxes of $27.9 million, $26.3 million, and $16.9 million, respectively, for the years ended December 31, 1994, 1993, and 1992. Loans transferred to other real estate owned totaled $3.3 million, $1.2 million, and $4.9 million, respectively, for the years ended December 31, 1994, 1993, and 1992.

Income Taxes - Effective January 1, 1993, the Company adopted the provisions of Statement No. 109, Accounting for Income Taxes, and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of income. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Pension and Other Postretirement Plans - The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and employees' compensation levels. The cost of this program is being funded currently. The Company has other trustee retirement plans covering all qualified employees who have at least one year of service (see note
12).

The Company sponsors a defined benefit health care plan for substantially all retirees and employees. Effective January 1, 1993, the Company adopted Statement No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, which establishes a new accounting principle for the cost of retiree health care and other postretirement benefits (see note 12). Prior to 1993, the Company recognized these benefits on the pay-as-you-go method (i.e., cash basis). The cumulative effect of the change in method of accounting for postretirement benefits other than pensions is reported in the 1993 consolidated statement of income.

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

Accounting Standard Not Adopted - In May 1993, the Financial Accounting Standards Board issued Statement No. 114, Accounting by Creditors for Impairment of a Loan. Statement No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement No. 114 is effective for fiscal years beginning after December 15, 1994. Management does not expect Statement No. 114 to have a significant impact on the Company's financial position or results of operations.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


2. MERGERS AND ACQUISITIONS

On January 14, 1994, the Company and National Bancorp of Arizona Inc. (NBA) consummated their agreement and plan of reorganization whereby the Company issued 1,456,408 shares of its common stock for 100 percent of the outstanding common stock of NBA. The consolidated financial statements of the Company give effect to the merger, which has been accounted for as a pooling of interests. Accordingly, the accounts of NBA have been combined with those of the Company for all periods presented. Separate results of operations of the combining entities for 1993 and 1992 are as follows (in thousands):


                                                                    1993
                                                        -------------------------------
                                                            Historical
                                                        --------------------
                                                        Company        NBA     Combined
                                                        --------      ------   --------
                  Net interest income                   $156,817      17,840    174,657
                  Net income                              53,039       5,166     58,205
                  Net income per common share               4.15        1.57       4.08


                                                                        1992
                                                        -------------------------------
                                                               Historical
                                                        --------------------
                                                        Company        NBA     Combined
                                                        --------      ------   --------
                  Net interest income                   $144,032      13,250    157,282
                  Net income                              43,402       3,807     47,209
                  Net income per common share               3.52        1.17       3.42

Also during 1994, the Company acquired Rio Salado Bancorp (Rio) for 328,000 shares of common stock. This acquisition was not material to the Company's consolidated financial position and was accounted for as a purchase. The difference between the purchase price and the net book value of Rio of $7.6 million is included in goodwill.

On August 11, 1993, the Company acquired all of the capital stock of Discount Corporation of New York (Discount) for approximately $65.7 million in cash. The acquisition has been accounted for as a purchase. The difference between the purchase price and the net book value of Discount of $9.4 million ($8 million as of December 31, 1994) is included in deferred tax assets (grouped with other assets) in the accompanying consolidated balance sheets.

On October 29, 1993, Wasatch Bancorp (Wasatch) was merged into the Company. The Company issued 373,335 shares of its common stock for 100 percent of the outstanding common stock of Wasatch. The acquisition has been accounted for as a pooling of interests. The consolidated financial statements of the Company for 1993 and 1992 have not been restated inasmuch as the historical operations of Wasatch are not significant to the Company. Also, during 1993, the Company acquired a 25 percent interest in Bennington Capital Management, Inc., a Seattle-based investment advisor which manages the AccessorTM family of mutual funds. This acquisition is accounted for on the equity method.

3. INVESTMENT SECURITIES

Investment securities as of December 31, 1994, are summarized as follows (in thousands):


                                                                                Held-to-maturity
                                                                    ------------------------------------------
                                                                                  Gross      Gross     Esti-
                                                                                  unreal-   unreal-    mated
                                                                      Amort-       ized      ized      market
                                                                    ized cost      gains    losses     value
                                                                    ---------     ------    -------    -------
         U.S. government agencies and corporations:
             Small Business Administration loan-backed securities   $  460,163     2,479     3,329     459,313
             Other agency securities                                   271,440        73     9,369     262,144
         States and political subdivisions                             243,225     1,763     2,234     242,754
                                                                    ----------     -----    ------   ---------
                                                                       974,828     4,315    14,932     964,211
         Mortgage-backed securities                                     56,079        22     1,514      54,587
                                                                    ----------     -----    ------   ---------
                                                                    $1,030,907     4,337    16,446   1,018,798
                                                                    ==========     =====    ======   =========





                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements







                                                                                          Available-for-sale
                                                                                --------------------------------------
                                                                                            Gross     Gross     Esti-
                                                                                            unreal-   unreal-   mated
                                                                                 Amort-     ized      ized      market
                                                                                ized cost   gains     losses    value
                                                                                ---------  -------    ------   -------
         U.S. Treasury securities                                                 $48,269       51     1,143     47,177
         U.S. government agencies                                                  33,304        -         -     33,304
                                                                                ---------  -------    ------    -------
                                                                                   81,573       51     1,143     80,481
         Mortgage-backed securities                                                55,560        9     1,235     54,334

         Equity securities:
           Mutual funds:
             Accessor Funds, Inc.                                                 118,803        -     7,274    111,529
             Other                                                                    534        -         -        534
           Federal Home Loan Bank stock                                            65,861        -         -     65,861
           Other stock                                                              2,785       76        22      2,839
                                                                                ---------  -------    ------    -------
                                                                                 $325,116      136     9,674    315,578
                                                                                =========  =======    ======    =======


The Company adopted Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities on December 31, 1993. The Company recognized a net unrealized holding loss on securities available-for-sale of $5,866,000, after related tax effect, at December 31, 1994 and an unrealized holding gain on securities available-for-sale of $415,000, after related tax effect, at December 31, 1993.

Investment securities as of December 31, 1993, are summarized as follows (in thousands):

                                                                                            Held-to-maturity
                                                                              ---------------------------------------
                                                                                           Gross    Gross     Esti-
                                                                                           unreal-  unreal-   mated
                                                                                 Amort-     ized     ized     market
                                                                               ized cost   gains    losses     value
                                                                              ----------   -------  ------   --------
            U.S. government agencies and corporations:
                Small Business Administration loan-backed securities           $ 399,603    12,640     397    411,846
                Other agency securities                                          157,098       709     263    157,544
            States and political subdivisions                                    196,241     2,660     237    198,664
                                                                               ---------   -------  ------   --------
                                                                                 752,942    16,009     897    768,054
            Mortgage-backed securities                                            60,318     1,715       -     62,033
                                                                               ---------   -------  ------   --------
                                                                               $ 813,260    17,724     897    830,087
                                                                               =========   =======  ======   ========
                                                                                           Available-for-sale
                                                                              ----------------------------------------
                                                                                           Gross    Gross     Esti-
                                                                                  Amort-   unreal-  unreal-   mated
                                                                                   ized    ized      ized     market
                                                                                   cost    gains    losses    value
                                                                               ---------   -------  ------   -------
            U.S. Treasury securities                                            $ 70,263       314      65     70,512
            U.S. government agencies                                              61,107        25      55     61,077
                                                                               ---------   -------  ------    -------
                                                                                 131,370       339     120    131,589
            Mortgage-backed securities                                            49,493        53     183     49,363
            Equity securities:
               Mutual funds:
                  Accessor Funds, Inc.                                            90,736       509       -     91,245
                  Other                                                              515         -       -        515
               Federal Home Loan Bank stock                                       72,376         -       -     72,376
               Other stock                                                         2,194        90      26      2,258
                                                                               ---------   -------  ------    -------
                                                                               $ 346,684       991     329    347,346
                                                                               =========   =======  ======    =======


                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


The amortized cost and estimated market value of investment securities as of December 31, 1994, by contractual maturity, excluding mortgage-backed and equity securities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties (in thousands):


                                                                                 Held-to-maturity
                                                                              ---------------------
                                                                                 Amort-   Estimated
                                                                                  ized       market
                                                                                  cost       value
                                                                              ----------   --------
                  Due in one year or less                                     $   98,563     98,405
                  Due after one year through five years                          504,733    495,716
                  Due after five years through ten years                         201,487    200,340
                  Due after ten years                                            170,045    169,750
                                                                              ----------   --------
                                                                              $  974,828    964,211
                                                                              ==========   ========

                                                                               Available-for-sale
                                                                              --------------------
                                                                                 Amort-  Estimated
                                                                                 ized      market
                                                                                 cost      value
                                                                              ---------  ---------
                  Due in one year or less                                     $  66,160     65,677
                  Due after one year through five years                          15,188     14,579
                  Due after five years through ten years                              -          -
                  Due after ten years                                               225        225
                                                                              ---------  ---------
                                                                              $  81,573     80,481
                                                                              =========  =========


Gross gains of $367,000, $104,000, and $468,000 and gross losses of $666,000,
$121,000, and $141,000 were realized on sales of investment securities for the years ended December 31, 1994, 1993, and 1992, respectively. Such amounts include gains of $102,000, $10,000, and $105,000, and losses of $66,000,
$32,000, and $17,000, respectively, for sales of mortgage-backed securities.

As of December 31, 1994 and 1993, securities with an amortized cost of $210,149,000 and $110,262,000, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. In addition, the Federal Home Loan Bank stock is pledged as security on the related advances (note 7).

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows (in thousands):

                                                                                1994           1993
                                                                              ----------    ---------
                  Loans held for sale                                         $  108,649      238,206
                  Commercial, financial, and agricultural                        495,647      511,982
                  Real estate:
                     Construction                                                218,244      213,114
                     Other                                                     1,062,423    1,022,888
                  Consumer                                                       391,033      378,679
                  Lease financing                                                129,547      130,450
                  Other receivables                                               10,509       12,857
                                                                              ----------    ---------
                                                                              $2,416,052    2,508,176
                                                                              ==========    =========


As of December 31, 1994 and 1993, loans with a carrying value of $121,886,000 and $302,530,000, respectively, were pledged as security for Federal Home Loan Bank advances (note 7).

During 1994, 1993, and 1992, the Company purchased mortgage servicing rights totaling $590 thousand, $1.7 million, and $1.4 million, respectively. Amortization of purchased mortgage servicing rights totaled $1.7 million, $2.6 million, and $2.6 million for the years ended December 31, 1994, 1993, and 1992, respectively.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

During 1994, 1993, and 1992, consumer and other loan securitizations totaled $703 million, $609 million, and $159 million, respectively. Loan sales income related thereto is recognized on the basis of cash flows received from the securitized assets. Loan sales income, excluding servicing, amounted to $11.7 million in 1994, $14.7 million in 1993, and $1.7 million in 1992.

The allowance for loan losses is summarized as follows (in thousands):



                                                                                 1994         1993        1992
                                                                                -------      ------     -------
                  Balance at beginning of year                                  $68,461      59,807      58,238
                  Allowance for loan losses of companies acquired                 1,308         546           -
                  Additions:
                     Provision for loan losses                                    2,181       2,993      10,929
                     Recoveries                                                   6,729      13,919       9,571
                  Deduction, loan charge-offs                                   (11,661)     (8,804)    (18,931)
                                                                                -------      ------     -------
                  Balance at end of year                                        $67,018      68,461      59,807
                                                                                =======      ======     =======

Included in the allowance for loan losses is an allocation for unused commitments and letters of credit (note 9) that as of December 31, 1994 and 1993, amounted to $3,674,000 and $1,972,000, respectively.

Nonperforming loans, leases, and related interest foregone are summarized as follows (in thousands):


                                                                                  1994        1993         1992
                                                                                -------      ------       ------
                  Nonaccrual loans and leases                                   $13,635      23,364       21,556
                  Restructured loans and leases                                     567       4,006        4,003
                                                                                -------      ------       ------
                      Total                                                     $14,202      27,370       25,559
                  Contractual interest due                                      =======      ======       ======
                                                                                $ 1,766       3,051        2,384
                  Interest recognized                                               416         820        1,040
                      Net interest foregone                                     -------      ------       ------
                                                                                $ 1,350       2,231        1,344
                                                                                =======      ======       ======


5. DEPOSITS

Deposits are summarized as follows (in thousands):

                                                                                   1994        1993
                                                                                ----------   ---------
                  Noninterest-bearing                                           $  885,833     879,908
                  Interest-bearing:
                     Savings                                                       756,196     711,806
                     Money market                                                1,292,519   1,155,677
                     Time under $100,000                                           513,841     535,456
                     Time over $100,000                                            123,455      80,879
                     Foreign                                                       134,132      68,563
                                                                                ----------   ---------
                                                                                $3,705,976   3,432,289
                                                                                ==========   =========

Interest expense on deposits is summarized as follows (in thousands):

                                                                                 1994         1993         1992
                                                                                -------      ------       ------
                  Savings and money market deposits:
                     Savings                                                    $22,262      19,222       17,396
                     Money market                                               $39,938      31,109       34,705
                                                                                -------      ------       ------
                                                                                $62,200      50,331       52,101
                  Time deposits:                                                =======      ======       ======
                     Under $100,000                                             $20,469      23,501       33,555
                     Over $100,000                                              $ 3,845       3,010        4,419
                  Foreign                                                       $ 4,444       1,484        3,635
                                                                                -------      ------       ------
                                                                                $28,758      27,995       41,609
                                                                                =======      ======       ======


                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

6. INCOME TAXES

The Company adopted Statement No. 109, Accounting for Income Taxes, as of January 1, 1993. The cumulative effect of this adoption was an increase in net income of $7,419,000, as reported in 1993.

Income taxes are summarized as follows (in thousands):


                                                                                 1994       1993       1992
                                                                               --------    ------     ------
                  Federal:
                     Current                                                   $ 23,448    25,144     19,992
                     Deferred (benefit)                                           3,486    (1,832)      (431)
                  State                                                           3,966     3,936      3,363
                                                                               --------    ------     ------
                                                                               $ 30,900    27,248     22,924
                                                                               ========    ======     ======


A reconciliation between income tax expense computed using the statutory federal income tax rate (35 percent in 1994 and 1993, and 34 percent in 1992), and actual income tax expense is as follows (in thousands):



                                                                                  1994       1993       1992
                                                                               --------     ------     ------
                  Income tax expense at statutory federal rate                 $ 33,154     29,328     23,840
                  State income tax, net                                           2,578      2,414      2,214
                  Nondeductible expenses                                            882        174        621
                  Nontaxable interest                                            (3,900)    (2,741)    (2,606)
                  Tax credits                                                      (885)      (586)         -
                  Deferred tax assets realized                                     (972)    (1,137)    (1,148)
                  Other items                                                        43       (204)         3
                                                                               --------     ------     ------
                        Income tax expense                                     $ 30,900     27,248     22,924
                                                                               ========     ======     ======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1994 and 1993, are presented below (in thousands):



                                                                                  1994        1993
                                                                                -------     -------
                  Gross deferred tax assets:
                     Book loan loss deduction in excess of tax                  $25,741     25,103
                     Postretirement benefits                                      2,377      2,399
                     Deferred compensation                                        3,619      1,626
                     Deferred loan sales                                          1,424          -
                     Present value of interest rate exchange contract               226      1,103
                     Capital leases                                                 700        842
                     Net capital loss carryforwards                                   -        972
                     Acquired net operating losses                                7,977      9,367
                     Other                                                        2,769      3,617
                                                                                 ------     ------
                                                                                 44,833     45,029

                  Less valuation allowance                                            -        972
                                                                                 ------     ------
                       Total deferred tax assets                                 44,833     44,057
                  Gross deferred tax liabilities:                                ------     ------
                     Premises and equipment, due to differences in
                       depreciation                                              (4,647)    (4,033)
                     FHLB stock dividends                                        (8,713)    (8,372)
                     Leasing operations                                         (10,614)   (12,158)
                     Other                                                       (1,957)      (134)
                                                                                -------    -------
                       Total deferred tax liabilities                           (25,931)   (24,697)
                                                                                -------    -------
                  Statement No. 115 market equity adjustment                      3,672       (247)
                                                                                -------    -------
                       Net deferred tax assets                                  $22,574     19,113
                                                                                =======    =======



                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. As of January 1, 1993, the Company established a valuation allowance for the net capital loss carryforwards as a result of some uncertainty of realizing offsetting capital gains. Subsequently, the Company realized capital gains sufficient to reduce the valuation allowance by $972,000 in 1994 and $1,137,000 in 1993.

The Company has net operating loss carryforwards totaling $27,535,000 that expire in the years 2006 and 2007.

7. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank advances and other borrowings as of December 31, 1994 and 1993, include $101,571,000 and $252,109,000, respectively, borrowed by Zions First National Bank, a wholly owned subsidiary, (the Bank) under its line of credit with the Federal Home Loan Bank of Seattle. The line of credit provides for borrowing of amounts up to ten percent of total assets. The line of credit is secured under a blanket pledge whereby the Bank maintains unencumbered security with par value, which has been adjusted using a pledge requirement percentage based upon the types of securities pledged, equal to at least 100 percent of outstanding advances, and, Federal Home Loan Bank stock. There are no withdrawal and usage restrictions or compensating balance requirements.

Substantially all Federal Home Loan Bank advances reprice with changes in market interest rates or have short terms to maturity. The carrying value of such indebtedness is deemed to approximate market value (note 15).

Maturities of outstanding advances in excess of one year are as follows (in thousands):


                                                    Amount
                                                   -------
                  1995                             $ 16,373
                  1996                               16,323
                  1997                               16,255
                  1998                               16,258
                  1999                               16,262
                  Thereafter                         20,100
                                                   --------
                                                   $101,571
                                                   ========


8. LONG-TERM DEBT

Long-term debt is summarized as follows (in thousands):


                                                                                   1994       1993
                                                                                -------     ------
          Subordinated notes                                                    $54,000     54,000
          Industrial revenue bonds                                                  800      1,550
          Capitalized real property leases, 9-1/2% to 21%, payable in
             aggregate monthly installments of approximately $89,000              2,682      3,378
          Mortgage notes, 7-1/2% to 11-1/8%, due in varying amounts
             and periods                                                            185        265
          Other notes payable                                                       515        394
                                                                                -------     ------
                                                                                $58,182     59,587
                                                                                =======     ======

Subordinated notes includes $50,000,000 of 8-5/8 percent notes that mature in 2002. These notes are not redeemable prior to maturity. In addition, the Company has $4,000,000 of 9 percent subordinated notes that mature in full on November 1, 1998 and may be called, at the option of the Company, on or after November 1, 1996 at par. The subordinated notes are unsecured and require semiannual interest payments.

The industrial revenue bonds require mandatory sinking fund redemption in various principal amounts through 1995. The bonds bear interest at a rate of
7.50 percent. The bonds are secured by an assignment of a lease on a banking facility.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Maturities and sinking fund requirements on long-term debt for each of the succeeding five years are as follows (in thousands):



                                                      Consoli-    Parent
                                                       dated       only
                                                      -------     ------
                  1995                                $1,805       1,469
                  1996                                 1,111         715
                  1997                                   215           5
                  1998                                 4,133       4,000
                  1999                                    94           -

9. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors, interest rate exchange contracts, and commitments to purchase and sell securities. Those instruments involve, to varying degrees, elements of credit, market, and interest rate risk in excess of the amount recognized in the balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate caps, floors, and exchange contract transactions, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures.

Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

Notional values of financial instruments are summarized as follows:


                                                                                                  Notional or
                                                                                                carrying amount
                                                                                             ----------------------
                                                                                               1994            1993
                                                                                             ----------    --------
                  Financial instruments whose contract amounts represent credit risk (in thousands):
                     Unused commitments to extend credit                                     $1,152,351    1,027,401
                     Standby letters of credit written:
                        Performance                                                              55,951       50,598
                        Financial                                                                19,621       23,582
                     Commercial letters of credit                                                 3,233        4,436
                     Commitments to purchase securities                                       1,124,745       89,208
                     Commitments to sell securities                                           1,275,025       83,902



Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Commitments totaling $936,671,000 expire in 1995. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include commitments in the amount of $73,980,000 expiring in 1995 and $1,592,000 expiring thereafter through 2005. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary.

The Company enters into interest rate contracts, including interest rate caps, floors, futures, options, and interest rate exchange contract agreements in managing its interest rate exposure. Interest rate caps and floors obligate one of the parties to the contract to make payments to the other if an interest rate index exceeds a specified upper "capped" level or if the index falls below a specified "floor" level. A futures contract is an agreement to buy or sell a quantity of a financial instrument or commodity at a predetermined future date and rate or price. An option contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument or commodity at a predetermined rate or price at a time in the future. Interest rate exchange contract agreements involve the exchange of fixed and variable rate interest payments based upon a notional amount and maturity. Interest rate caps and exchange contracts to which the Company is a party at December 31, 1994, have remaining terms of 5 to 20 years and 2 to 68 months, respectively. The fair value of interest rate contracts are obtained from deal quotes, or discounted cash flow analyses. The values represent the estimated amount the Company would receive or pay for comparable contracts, taking into account current interest rates. Notional values of interest rate contracts are summarized as follows (in thousands):



                                                          1994        1993
                                                        --------    -------
                  Interest rate contracts:
                     Swaps - fixed                      $330,000     40,000
                     Futures                               1,100          -
                     Options                             145,000          -
                     Caps:
                        Purchased                         25,000     28,417
                        Written                          785,000    261,617


The contract or notional amount of financial instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the actual level of risk. As of December 31, 1994 and 1993, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments described herein totaled $177,347,000 and $134,315,000, respectively. See note 4 for consideration of financial instruments in management's determination of the allowance for loan losses.

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

In connection with loans sold to (or serviced for) others, the Company is subject to recourse obligations on approximately $22.5 million as of December 31, 1994.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

The Company has commitments for leasing premises and equipment under the terms of noncancelable leases expiring from 1994 to 2005. Future aggregate minimum rental payments under existing noncancelable leases at December 31, 1994 are as follows (in thousands):



                                            Real      Real property
                                          property,     and equip-
                                           capital-      ment,
                                            ized       operating
                                          ---------   -------------
                    1995                     $  383         4,178
                    1996                        571         3,290
                    1997                        278         2,741
                    1998                        222         2,204
                    1999                        171         1,652
                    Thereafter                1,164         6,367
                                          ---------   -------------
                                             $2,789        20,432
                                          =========   =============


Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: 1995, $689,000; 1996, $485,000; and 1997, $4,000.
Aggregate rental expense on operating leases amounted to $4,841,000, $3,946,000, and $3,335,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

10. STOCK OPTIONS

The Company has a qualified stock option plan adopted in 1981, under which stock options are granted to key employees; and a nonqualified plan under which options are granted to certain key employees. Under the nonqualified plan, options expire five to ten years from the date of grant. Under the qualified plan, 506,000 shares of common stock were reserved. Qualified options are granted at a price not less than 100 percent of the fair market value of the stock at the date of grant. Options granted are generally exercisable in increments from one to six years after the date of grant and expire six years after the date of grant.

Transactions and other information relating to stock options are summarized as follows:


                                                                                Number of     Option price
                                                                                 shares        per share
                                                                                ---------     ----------------
                  Options granted during:
                     1994                                                        104,250      $38.50 to $39.75
                     1993                                                          2,000                $47.25
                     1992                                                        216,000      $10.00 to $24.13

                  Options exercised during:
                     1994                                                         45,450      $15.00 to $24.13
                     1993                                                        124,491      $10.00 to $24.13
                     1992                                                        116,328      $10.50 to $24.13

                  Options canceled during:
                     1994                                                          6,418      $18.33 to $39.75
                     1993                                                          2,912      $10.00 to $24.13
                     1992                                                          6,000                $13.25

                  Options expiring during:
                     1994                                                              -                     -
                     1993                                                         22,750      $12.50 to $14.75
                     1992                                                         34,724                $13.25

                  Options outstanding at December 31:
                     1994                                                        393,821       $9.47 to $47.25
                     1993                                                        341,439       $9.47 to $47.25
                     1992                                                        489,592       $9.47 to $24.13

                  Options outstanding at December 31:
                     1994                                                        393,821       $9.47 to $47.25
                     1993                                                        341,439       $9.47 to $47.25
                     1992                                                        489,592       $9.47 to $24.13

                                    57

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


As of December 31, 1994, there are 176,000 options exercisable at prices from $9.47 to $47.25 per share. For the year ended December 31, 1994, shares obtained through exercise of options had a cumulative average market value of $1,739,000 at the date of exercise.

11. COMMON STOCK

Changes in common stock are summarized as follows (amount in thousands):



                                                                                Common stock
                                                                          -----------------------
                                                                             Shares        Amount
                                                                          ----------    ---------
                  Balance at December 31, 1991                            13,603,812      $60,383
                  Stock options:
                     Redeemed and retired                                    (14,820)           -
                     Exercised                                               116,328        1,221
                  Employee stock ownership plan                               13,242          283
                  Dividend reinvestments                                       8,982          191
                                                                          ----------      -------
                  Balance at December 31, 1992                            13,727,544       62,078
                  Stock options:
                     Redeemed and retired                                    (24,003)           -
                     Exercised                                               124,491          893
                  Acquisition                                                373,335        3,286
                                                                          ----------      -------
                  Balance at December 31, 1993                            14,201,367       66,257
                  Stock options:
                     Redeemed and retired                                    (15,265)           -
                     Exercised                                                45,450          443
                  Acquisition                                                328,000       12,493
                                                                          ----------      -------
                  Balance at December 31, 1994                            14,559,552      $79,193
                                                                          ==========      =======


12. RETIREMENT PLANS

The Company has a noncontributory defined benefit pension plan for eligible employees. Plan benefits are based on years of service and employees' compensation levels. Benefits vest under the plan upon completion of five years of service. Plan assets consist principally of corporate equity and debt securities, government fixed income securities, and cash investments.

The components of the net pension cost for the years ended December 31, 1994 and 1993, are as follows (in thousands):


                                                                                  1994      1993
                                                                                ------     ------
                  Service cost - benefits earned during the period              $2,385      1,763
                  Interest cost on projected benefit obligation                  2,908      2,715
                  Actual return on assets                                         (794)    (2,293)
                  Net amortization and deferrals                                (2,640)      (922)
                                                                                ------     ------
                        Net pension cost                                        $1,859      1,263
                                                                                ======     ======


                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Primary actuarial assumptions used in determining the net pension cost are as follows:


                                                                                  1993        1992
                                                                               ---------    --------
                  Assumed discount rate                                           7.50%       8.00
                  Assumed rate of increase in compensation levels                 5.00        5.50
                  Expected long-term rate of return on assets                     9.50        9.50

The funded status of the plan as of December 31, 1994 and 1993, is as follows
(in thousands):

                                                                                  1994        1993
                                                                               ---------    --------
                  Actuarial present value of benefit obligations:

                      Vested benefit obligation                                $(31,092)    (31,225)
                                                                               =========    ========
                      Accumulated benefit obligation                           $(33,972)    (35,703)
                                                                               =========    ========
                  Projected benefit obligation                                 $(38,269)    (39,676)
                  Plan assets at fair value                                      36,208      35,790
                                                                               ---------    --------
                  Unfunded projected benefit obligation                          (2,061)     (3,886)
                  Unrecognized net loss                                           8,391      10,830
                  Unrecognized prior service cost                                (1,290)     (1,120)
                  Unrecognized net transition asset                              (2,931)     (3,556)
                                                                               ---------    --------
                  Prepaid pension cost                                            2,109       2,268
                  Primary actuarial assumptions (future periods):              =========    ========

                     Assumed discount rate                                         8.75%       7.50
                     Assumed rate of increase in compensation levels               5.00        5.00

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

The Company adopted Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as of January 1, 1993. The cumulative effect of this adoption was an after-tax decrease in net income of $5,760,000, as reported in 1993.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 1994 and 1993, as follows (in thousands):

                                                                                                1994      1993
                                                                                             --------   -------
         Accumulated postretirement benefit obligation:
             Retirees                                                                        $(2,693)   (2,773)
             Fully eligible active plan participants                                          (1,779)   (1,693)
             Other active plan participants                                                     (705)     (682)
                                                                                             --------   -------
                                                                                              (5,177)   (5,148)

         Plan assets at fair value                                                                 -         -
                                                                                             --------   -------
         Accumulated postretirement benefit obligation in excess of plan assets               (5,177)   (5,148)
         Unrecognized net gain                                                                (1,039)   (1,122)
                                                                                             --------   -------
         Accrued postretirement benefit cost included in other liabilities

                                                                                             $(6,216)   (6,270)
                                                                                             ========   =======
Net periodic postretirement benefit cost for 1994 and 1993 includes the following components ( in thousands):

                                                                                                1994      1993
                                                                                             --------   -------
         Service cost                                                                        $   164       141
         Interest cost                                                                           372       368
         Net amortization                                                                       (224)        -
                                                                                             --------   -------
                Net periodic postretirement benefit cost                                     $   312       509
                                                                                             ========   =======

For measurement purposes, an annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) of 11.55 percent and 9 percent were assumed for the self-funded and HMOs options, respectively, for 1994. The HMOs rate was assumed to decrease gradually to 5 percent by the year 2000 and remain at that level thereafter. The self-funded rate was assumed to decrease gradually to 5.8 percent by the year 2001, and decline to 5.01 percent over the remaining life expectancy of the participants. The health care cost trend rate assumption does not have a significant effect on amounts reported because the Company has capped its retiree premium contribution rates.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.75 and 7.50 percent, respectively, at December 31, 1994 and 1993.

The Company has an Employee Stock Savings Plan and an Employee Investment Savings Plan (formerly known as the Salary Reduction Arrangement Plan) (PAYSHELTER). Under PAYSHELTER, employees select from a nontax-deferred or tax-deferred plan and four investment alternatives. Employees can contribute from 1 to 15 percent of compensation, which is matched 50 percent by the Company for contributions up to 5 percent and 25 percent for contributions greater than 5 percent up to 10 percent. Contributions to the plans amounted to $1,319,000, $1,176,000, and $793,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

During 1992, the Company formed an employee profit sharing plan. Contributions to the plan are determined per a formula based on the Company's annual return on equity (required minimum return of 14 percent). Contributions to the plan amounted to $1,096,000, $948,000, and $914,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


13. QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

Financial information by quarter for the three years ended December 31, 1994 is as follows (in thousands, except per share amounts):

                                                                                                                Net
                                                                                  Provi-      Income            income
                                                                         Net     sion for     before             per
                                                                       interest    loan       income     Net    common
                                                                        income    losses       taxes    income   share
                                                                      ---------  --------    --------   ------  ------
                  1994:
                    First quarter                                     $ 44,801      290       18,416    12,438    .87
                    Second quarter                                      48,741      467       24,743    16,418   1.12
                    Third quarter                                       51,859      440       26,789    17,665   1.20
                    Fourth quarter                                      53,205      984       24,779    17,306   1.18
                                                                      --------   ------      -------    ------  -----
                                                                      $198,606    2,181       94,727    63,827   4.37
                                                                      ========   ======      =======    ======  =====
                  1993:
                    First quarter                                     $ 41,092    1,365       13,428    10,746    .75
                    Second quarter                                      44,813      408       24,729    16,636   1.17
                    Third quarter                                       43,795      482       22,684    15,397   1.08
                    Fourth quarter                                      44,957      738       22,953    15,426   1.08
                                                                      --------   ------     --------    ------  -----
                                                                      $174,657    2,993       83,794    58,205   4.08
                                                                      ========   ======     ========    ======  =====
                  1992:
                    First quarter                                     $ 35,486    4,135       11,293     8,331    .61
                    Second quarter                                      38,105    3,181       15,977    10,282    .74
                    Third quarter                                       40,664    2,003       19,908    13,131    .95
                    Fourth quarter                                      43,027    1,610       22,955    15,465   1.12
                                                                      --------   ------      -------    ------  -----
                                                                      $157,282   10,929       70,133    47,209   3.42
                                                                      ========   ======      =======    ======  =====

14. CONCENTRATIONS OF CREDIT RISK

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentration of credit risk (whether on or off balance sheet) that arise from financial instruments exists for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have significant exposure to any individual customer or counterparty.

Most of the Company's business activity is with customers located within the states of Utah, Nevada, and Arizona. The commercial loan portfolio is well diversified, consisting of more than 17 industry classifications groupings. As of December 31, 1994, the largest concentration of risk in the commercial loan and leasing portfolio is represented by the manufacturing industry grouping, which comprises approximately 17 percent of the portfolio. The manufacturing industry grouping is also well diversified over several subcategories. The Company has minimal credit exposure from lending transactions with highly leveraged entities and has no foreign loans.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying value and estimated fair value of principal financial instruments as of December 31, 1994 are summarized as follows (in thousands):

                                                                                 Carrying     Estimated
                                                                                   value      fair value
                                                                                ----------    ----------
                  Financial assets:
                     Cash and due from banks                                    $  316,943      316,943
                     Money market investments                                      403,446      403,446
                     Investment securities                                       1,663,433    1,651,212
                     Loans, net                                                  2,324,260    2,315,516
                                                                                ----------    ---------
                         Total financial assets                                 $4,708,082    4,687,117
                                                                                ==========    =========
                  Financial liabilities:
                     Demand, savings, and money market deposits                 $2,934,548    2,934,548
                     Time and foreign deposits                                     771,428      756,176
                     Federal funds purchased and security repurchase
                        agreements                                                 605,975      605,975
                     FHLB advances and other borrowings                            127,319      127,319
                     Long-term debt                                                 58,182       57,587
                                                                                ----------    ---------
                         Total financial liabilities                            $4,497,452    4,481,605
                                                                                ==========    =========

Financial assets and financial liabilities other than investment securities of the Company are not traded in active markets. The above estimates of fair value require subjective judgments, and are approximate. Changes in the following methodologies and assumptions could significantly affect the estimates.

Financial Assets - The estimated fair value approximates the carrying value of cash and due from banks and money market investments. For securities, the fair value is based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or using a discounted cash flow model based on established market rates. The fair value of fixed rate loans is estimated by discounting future cash flows using the London Interbank Offered Rate (LIBOR) yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. Variable rate loans reprice with changes in market rates. As such their carrying amounts are deemed to approximate fair value. The fair value of the allowance for loan losses of $67,018,000 is the present value of estimated net charge-offs.

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

Off-Balance Sheet Financial Instruments - The carrying and fair values of off-balance sheet financial instruments represented by interest rate exchange contracts (swaps) and caps as of December 31, 1994 is as follows (in thousands):

                                                                                  Carrying value    Fair value
                                                                                  --------------    ----------
                                                                                       asset         positive
                                                                                    (liability)     (negative)
                                                                                  --------------    ----------
                  Swaps                                                              $     -          (3,405)
                  Futures and options                                                  1,158           1,158
                  Caps:

                     Purchased                                                           367             643
                     Written                                                          (7,393)        (10,085)

The fair value of the swaps and caps reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based upon pricing or valuation models applied to current market information, thereby taking into account the current unrealized gains or losses of open contracts.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


The fair value of commitments to extend credit and letters of credit, based on fees currently charged for similar commitments, is not significant. See note 9 to the consolidated financial statements.

16. DIVIDEND RESTRICTION AND CONDENSED PARENT-ONLY FINANCIAL INFORMATION

Dividends declared by the Company's banking subsidiaries in any calendar year may not, without the approval of the appropriate federal regulator, exceed their net earnings for that year combined with their retained net earnings for the preceding two years. At December 31, 1994, the Company's subsidiaries had approximately $112,994,000 available for the payment of dividends under the foregoing restrictions. In addition, the banking subsidiaries must meet various requirements and restrictions under the laws of the United States and state laws, including requirements to maintain cash reserves against deposits and limitations on loans and investments with affiliated companies. During 1994, cash reserve balances held with the Federal Reserve banks averaged approximately $78.3 million.

                    Condensed financial information of Zions
                     Bancorporation (parent only) follows:

                              ZIONS BANCORPORATION

                            Condensed Balance Sheets

                           December 31, 1994 and 1993

                                 (In thousands)

ASSETS                                                                               1994       1993
                                                                                  --------    -------
Cash and due from banks                                                           $  1,574      2,251
Interest-bearing deposits                                                            2,826        445
Investment securities                                                                  270        313
Loans, lease financing, and other receivables                                        2,373      3,787
Investments in subsidiaries:
  Commercial banks                                                                 386,853    335,137
  Other                                                                              4,601      3,531
Receivables from subsidiaries:
  Commercial banks                                                                  27,094     28,971
  Other                                                                                563         50
Real estate held for rental purposes, at cost, less accumulated depreciation         6,169      6,824
Premises and equipment, at cost, less accumulated depreciation                         132        150
Other real estate owned                                                                134        386
Other assets                                                                         7,618     11,144
                                                                                  --------    -------
                                                                                  $440,207    392,989
                                                                                  ========    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued liabilities                                                               $ 10,247     13,850
Short-term borrowings                                                                8,001      9,000
Long-term debt                                                                      56,189     57,547
                                                                                  --------    -------
     Total liabilities                                                              74,437     80,397
                                                                                  --------    -------
Shareholders' equity:
  Preferred stock                                                                        -          -
  Common stock                                                                      79,193     66,257
  Net unrealized holding gains and losses on securities available-for-sale         (5,866)        415
  Retained earnings                                                                292,443    245,920
                                                                                  --------    -------
     Total shareholders' equity                                                    365,770    312,592
                                                                                  --------    -------
                                                                                  $440,207    392,989
                                                                                  ========    =======

                              ZIONS BANCORPORATION

                         Condensed Statements of Income

                  Years ended December 31, 1994, 1993, and 1992

                                 (In thousands)

                                                                                                 1994      1993      1992
                                                                                               --------   -------   -------
Interest income - interest and fees on loans and securities                                    $ 3,035     4,278     2,905
Interest expense - interest on borrowed funds                                                    4,798     7,622     9,014
                                                                                               --------   -------   -------
    Net interest loss                                                                           (1,763)   (3,344)   (6,109)
Other income:                                                                                  --------   -------   -------
   Dividends from consolidated subsidiaries:
     Commercial banks                                                                           21,528    17,766    13,982
     Other                                                                                           -     3,224       250
   Other income                                                                                  2,985     2,542     2,767
                                                                                               --------   -------   -------
                                                                                                24,513    23,532    16,999
                                                                                               --------   -------   -------

Expenses:
   Salaries and employee benefits                                                                4,913     3,989     3,532
   Loss on early extinguishment of debt                                                              -     6,022         -
   Operating expenses                                                                            1,165       933       184
                                                                                               --------   -------   -------
                                                                                                 6,078    10,944     3,716
                                                                                               --------   -------   -------
Income before income tax benefit and cumulative effect of changes in accounting principles      16,672     9,244     7,174
Income tax benefit                                                                              (1,939)   (4,448)   (2,792)
                                                                                               --------   -------   -------

Income before cumulative effect of changes in accounting principles                             18,611    13,692     9,966

Cumulative effect of changes in accounting principles                                                -      (378)        -
                                                                                               --------   -------   -------

Income before equity in undistributed income (loss) of consolidated subsidiaries                18,611    13,314     9,966
                                                                                               --------   -------   -------

Equity in undistributed income (loss) of consolidated subsidiaries:
  Commercial banks                                                                              44,133    47,716    36,266
  Other                                                                                          1,083    (2,825)      977
                                                                                               --------   -------   -------
                                                                                                45,216    44,891    37,243
                                                                                               --------   -------   -------
    Net income                                                                                 $63,827    58,205    47,209
                                                                                               ========   =======   =======

                              ZIONS BANCORPORATION

                       Condensed Statements of Cash Flows

                  Years ended December 31, 1994, 1993, and 1992

                                 (In thousands)

                                                                                             1994        1993        1992
                                                                                          ---------   ---------   ---------
Cash flows from operating activities:
   Net income                                                                             $ 63,827      58,205      47,209
   Adjustments to reconcile net income  to net cash provided by operating activities:
     Undistributed net income of consolidated subsidiaries                                 (45,216)    (44,891)    (37,243)
     Depreciation of premises and equipment                                                    675         688         692
     Amortization of excess costs of acquired businesses                                       492         349         349
     Other                                                                                      (3)      3,845         899
                                                                                          ---------   ---------   ---------
      Net cash provided by operating activities                                             19,775      18,196      11,906
                                                                                          ---------   ---------   ---------
Cash flows from investing activities:
  Net decrease (increase) in interest-bearing deposits                                      (2,381)      9,735        (787)
  Collection of advances to subsidiaries                                                     4,939     154,272     148,466
  Advances to subsidiaries                                                                  (3,575)   (138,993)   (170,495)
  Decrease (increase) of investment in subsidiaries                                            274      (2,625)       (716)
  Other                                                                                      1,908       2,060       1,371
                                                                                          ---------   ---------   ---------
      Net cash provided by (used in) investing activities                                    1,165      24,449     (22,161)
                                                                                          ---------   ---------   ---------
Cash flows from financing activities:
  Net change in short-term funds borrowed                                                   (3,305)      9,000           -
  Proceeds from issuance of long-term debt                                                       -       4,000      50,000
  Payments on long-term debt                                                                (1,358)    (43,224)    (32,317)
  Proceeds from issuance of common stock                                                       317         893       1,695
  Dividends paid                                                                           (17,271)    (12,692)     (9,587)
                                                                                          ---------   ---------   ---------
     Net cash provided by (used in) financing activities                                   (21,617)    (42,023)      9,791
                                                                                          ---------   ---------   ---------
Net increase (decrease) in cash and due from banks                                            (677)        622        (464)
Cash and due from banks at beginning of year                                                 2,251       1,629       2,093
                                                                                          ---------   ---------   ---------
Cash and due from banks at end of year                                                    $  1,574       2,251       1,629
                                                                                          =========   =========   =========


The parent company paid interest of $7,245,000, $8,577,000, and $7,940,000 for the years ended December 31, 1994, 1993, and 1992, respectively.

                              ZIONS BANCORPORATION

                    Condensed Statements of Retained Earnings

                  Years ended December 31, 1994, 1993, and 1992

                                 (In thousands)

                                                                          1994        1993        1992
                                                                       ---------    --------    ---------
Balance at beginning of year                                           $245,920      197,992     160,370
Retained earnings of acquired company                                         -        2,428           -
Net income                                                               63,827       58,205      47,209
Cash dividends:
   Preferred, paid by subsidiary to minority shareholder                    (33)        (13)           -
   Common                                                               (16,786)    (12,207)      (9,183)
   Dividends of NBA prior to merger                                        (485)       (485)        (404)
                                                                       ---------    --------     --------
Balance at end of year                                                 $292,443     245,920      197,992
                                                                       =========    ========     ========

The selected quarterly financial data information required by this item appears on pages 24 and 61 under the caption "QUARTERLY FINANCIAL INFORMATION (UNAUDITED)."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, to the extent not included under the caption "Executive officers of the registrant" in Part I of this report, will appear on pages 1 through 6 of the definitive Proxy Statement. Information relating to the directors and executive officers on pages 1 through 6, and information required by Item 405 of Regulation S-K as set forth beginning in the last paragraph on page 7 of the definitive Proxy Statement relating to the 1995 Annual Meeting of Shareholders to be held April 28, 1995, is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item appearing on pages 8 through 21 of the definitive Proxy Statement relating to the 1995 Annual Meeting of Shareholders to be held April 28, 1995, is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appearing on pages 6 and 7 of the definitive Proxy Statement relating to the 1995 Annual Meeting of Shareholders to be held April 28, 1995, is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appearing on page 21 of the definitive Proxy Statement relating to the 1995 Annual Meeting of Shareholders to be held April 28, 1995, is incorporated herein by reference.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are part of this report and appear on the pages indicated:


                                                                                                                            Page

      (1)  Financial Statements:

           Independent Auditors' Report                                                                                     41

           Consolidated Balance Sheets - December 31, 1994 and 1993                                                         42

           Consolidated Statements of Income - Years ended December 31, 1994, 1993, and 1992                                43

           Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993, and 1992                            44

           Consolidated Statements of Retained Earnings Years ended December 31, 1994, 1993, and 1992                       45

           Notes to Consolidated Financial Statements                                                                       46

      (2)  Financial Statement Schedules:

           Schedules are omitted because the information is either not required, not applicable, or is included in Part II, Items 6-8 of this report.

      (3)  Exhibits:

           The exhibits listed on the Exhibit Index on page 71 of this report are filed or are incorporated herein by reference.

(b)    Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended December 31, 1994.

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

March 21, 1995                                       ZIONS BANCORPORATION

                                               By     /s/ Harris H. Simmons
                                                 -------------------------------
                                               HARRIS H. SIMMONS, President and
                                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                 March 21, 1995

/s/ Harris H. Simmons                                              /s/ Gary L. Anderson
- ------------------------------------                               -------------------------------------
HARRIS H. SIMMONS, President, Chief Executive                      GARY L. ANDERSON, Secretary, Senior Vice
Officer and Director                                               President, and Chief Financial Officer

/s/ Roy W. Simmons                                                 /s/ Walter E. Kelly
- ------------------------------------                               -------------------------------------
ROY W. SIMMONS, Chairman and Director                              WALTER E. KELLY, Controller

- ------------------------------------                               -------------------------------------
JERRY C. ATKIN, Director                                           ROBERT G. SARVER, Director

 /s/ Grant R. Caldwell
- ------------------------------------                               -------------------------------------
GRANT R. CALDWELL, Director                                        L.E. SIMMONS, Director

/s/ R.D. Cash                                                      /s/ I. J. Wagner
- ------------------------------------                               -------------------------------------
R. D. CASH, Director                                               I. J. WAGNER, Director

                                                                   /s/ Dale W. Westergard
- ------------------------------------                               -------------------------------------
RICHARD H. MADSEN, Director                                        DALE W. WESTERGARD, Director

- ------------------------------------
ROBERT B. PORTER, Director

                                  EXHIBIT INDEX
                    FILED AS PART OF THIS REPORT ON FORM 10-K

                    (Pursuant to Item 601 of Regulations S-K)


  Exhibit
    no.          Description and method of filing
 --------        --------------------------------
    3.1          Restated Articles of Incorporation of Zions  Bancorporation  dated November 8,  1993, and filed with the Department of Business  Regulation,  Division of Corporations of the state
                 of  Utah  on  November 9,   1993  (incorporated  by  reference  to  Exhibit  3.1  to  the             *
                 Registrant's Form S-4 Registration  Statement,  File No. 33-51145,  filed on November 22,
                 1993)

    3.2          Restated  Bylaws  of  Zions  Bancorporation,  dated  November 8,  1993  (incorporated  by
                 reference to Exhibit 3.2 to the Registrant's  Form S-4 Registration  Statement,  File No.             *
                 33-51145, filed November 22, 1993)

     9           Voting Trust Agreement,  dated December 31,  1991 (incorporated by reference to Exhibit 9
                 of Zions  Bancorporation's  Annual  Report on Form 10-K for the year ended  December  31,             *
                 1991)

   10.1          Amended and Restated Zions Utah Bancorporation Pension Plan (filed)

   10.2          Amendment to Zions Bancorporation Pension Plan effective December 1, 1994 (filed)


   10.3          Zions Utah  Bancorporation  Supplemental  Retirement Plan Form (incorporated by reference
                 to Exhibit  19.4 of Zions  Utah  Bancorporation's  Quarterly  Report on Form 10-Q for the             *
                 quarter ended September 30, 1985)

   10.4          Amendment  to Zions  Bancorporation  (formerly  Zions Utah  Bancorporation)  Key Employee
                 Incentive  Stock  Option Plan  approved by the  shareholders  of the Company on April 27,
                 1990 (incorporated by reference to Exhibit 19 of Zions Bancorporation's  Quarterly Report             *
                 on Form 10-Q for the quarter ended June 30, 1990)

   10.5          Zions  Bancorporation  Deferred  Compensation Plan for Directors,  as amended May 1, 1991
                 (incorporated by reference to Exhibit 19 of Zions Bancorporation's  Annual Report on Form             *
                 10-K for the year ended December 31, 1991)

   10.6          Zions  Bancorporation  Senior  Management  Value  Sharing  Plan,  Award Period  1991-1994
                 (incorporated by reference to Exhibit 19 of Zion  Bancorporation's  Annual Report on Form             *
                 10-K for the year ended December 31, 1992)

   10.7          Zions  Bancorporation  Senior  Management  Value  Sharing  Plan,  Award Period  1992-1995
                 (incorporated  by reference to Exhibit 10.6 of Zions  Bancorporation's  Annual  Report on             *
                 Form 10-K for the year ended December 31, 1992)

   10.8          Zions  Bancorporation  Senior  Management  Value  Sharing  Plan,  Award Period  1993-1996
                 (incorporated  by reference to Exhibit 10.8 of Zions  Bancorporation's  Annual  Report on
                 Form 10-K for the year end December 31, 1993)                                                         *

   10.9          Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1994-1997 (filed)


   10.10         Zions Bancorporation Executive Management Pension Plan (filed)

                                  EXHIBIT INDEX
              FILED AS PART OF THIS REPORT ON FORM 10-K (continued)

                    (Pursuant to Item 601 of Regulations S-K)





Exhibit no.      Description and method of filing
- -----------      --------------------------------
    21           List of subsidiaries of Zions Bancorporation (filed)

    23           Consent of KPMG Peat Marwick, LLP independent certified public accountants (filed)


    27           Article 9 Financial Data Schedule for Form 10-K (filed)

   99.1          Form 11-K Annual Report of Zions Bancorporation Employee Stock Savings Plan (filed)


   99.2          Form 11-K Annual Report of Zions Bancorporation Employee Investment Savings Plan (filed)


*  incorporated by reference.