Form 10-Q
period 1995-03-31
ZIONS BANCORPORATION /UT/
filed 1995-05-09
CIK 109380

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to  _________________

COMMISSION FILE NUMBER 0-2610



                              ZIONS BANCORPORATION
             (Exact name of Registrant as specified in its charter)

            UTAH                                                  87-0227400
        ------------                                              ----------
   (State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                           Identification No.)


      1380 KENNECOTT BUILDING
       SALT LAKE CITY, UTAH                                    84133
      ------------------------                              ----------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (801) 524-4787

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for
the past 90 days.    Yes  X   No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 28, 1995    14,605,126
shares

ZIONS BANCORPORATION AND SUBSIDIARIES



                                      INDEX


                                                                   Page
                                                                   ----
PART I.  FINANCIAL INFORMATION
         ---------------------
   ITEM 1.     Financial Statements (unaudited)

               Consolidated Balance Sheets                           3
               Consolidated Statements of Income                     4
               Consolidated Statements of Cash Flows                 5
               Consolidated Statements of Retained Earnings          6
               Notes to Consolidated Financial Statements            7

   ITEM 2.     Management's Discussion and Analysis                  8


PART II. OTHER INFORMATION
         -----------------


   ITEM 6.     Exhibits and Reports on Form 8-K                      19


SIGNATURES                                                           19
- ----------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                         March 31,    December 31,    March 31,
(In thousands)                                                             1995            1994          1994
                                                                          ------          ------        ------
ASSETS
Cash and due from banks                                                $  279,264    $   316,943     $  270,724
Money market investments:
     Interest-bearing deposits                                             21,720         19,704         24,939
     Federal funds sold and security resell agreements                    617,381        383,742        652,186
Securities:
     Held to maturity at cost (approximate market value
          $1,116,005, $1,018,798 and $869,225)
          Taxable                                                         923,697        828,626        663,698
          Nontaxable                                                      203,839        202,281        200,785
     Available for sale at market                                         344,673        315,578        331,176
     Trading account securities at market                                  83,368        316,948        430,601
                                                                        ----------     ----------     ----------
                                                                        1,555,577      1,663,433      1,626,260
Loans:
     Loans held for sale at cost, which approximates market               104,788        108,649        208,238
     Loans, leases and other receivables                                2,394,600      2,307,403      2,344,479
                                                                        ----------     ----------     ----------
                                                                        2,499,388      2,416,052      2,552,717
     Less:
          Unearned income and fees, net of related costs                   24,587         24,774         20,911
          Allowance for loan losses                                        67,372         67,018         67,984
                                                                        ----------     ----------     ----------
                                                                        2,407,429      2,324,260      2,463,822

Premises and equipment, at cost, less accumulated depreciation             75,814         74,673         72,862
Amounts paid in excess of net assets of acquired businesses                18,438         18,732         11,820
Other real estate owned                                                     1,024          1,562          1,941
Other assets                                                              128,961        131,046        107,618
                                                                        ----------     ----------     ----------
          Total assets                                                 $5,105,608     $4,934,095     $5,232,172
                                                                       ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand                                       $   816,330    $   885,833    $   832,207
     Interest-bearing:
          Savings and money market                                      2,128,989      2,048,715      1,974,572
          Time under $100,000                                             580,612        513,841        516,724
          Time over $100,000                                              102,730        123,455         90,992
          Foreign                                                         157,767        134,132         79,007
                                                                        ----------     ----------     ----------
                                                                         3,786,428      3,705,976      3,493,502
Securities sold, not yet purchased                                         77,924         81,437        348,951
Federal funds purchased and security repurchase agreements                617,658        524,538        763,220
Accrued liabilities                                                        70,426         70,873         67,926
Federal Home Loan Bank advances and other borrowings:
     Less than one year                                                    16,902         25,748         25,429
     Over one year                                                         97,480        101,571        155,086
Long-term debt                                                             57,815         58,182         59,350
                                                                        ----------     ----------     ----------
          Total liabilities                                             4,724,633      4,568,325      4,913,464
                                                                        ----------     ----------    -----------
Shareholders' equity:
     Capital stock:
          Preferred stock, without par value; authorized 3,000,000
               shares; issued and outstanding, none                             -              -              -
          Common stock, without par value; authorized 30,000,000
               shares; issued and outstanding, 14,600,125, 14,559,552
               and 14,208,661 shares                                       79,993         79,193         66,381
      Net unrealized holding gains and losses on securities available      (3,072)        (5,866)        (1,561)
     Retained earnings                                                    304,054        292,443        253,888
                                                                         ----------    ----------     ----------
          Total shareholders' equity                                      380,975        365,770        318,708
                                                                         ---------     ----------     ----------
          Total liabilities and shareholders' equity                   $5,105,608     $4,934,095     $5,232,172
                                                                       ===========    ===========    ===========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                               Three Months Ended
                                                                                                  March 31,
                                                                                               ------------------
(In thousands)                                                                                    1995        1994
                                                                                                 ------      ------
Interest income:
     Interest and fees on loans                                                               $55,484     $45,876
     Interest on loans held for sale                                                            2,128       3,259
     Interest on money market investments                                                       9,995       7,664
     Interest on securities:
          Held to maturity:
               Taxable                                                                         15,504       8,152
               Nontaxable                                                                       3,006       2,436
          Available for sale                                                                    5,643       4,841
          Trading account                                                                       3,625       2,477
     Lease financing                                                                            2,394       2,508
                                                                                            ----------     -------
          Total interest income                                                                97,779      77,213
                                                                                            ----------     -------
Interest expense:
     Interest on savings and money market deposits                                             19,505      13,016
     Interest on time deposits under $100,000                                                   6,085       5,115
     Interest on time deposits over $100,000                                                    1,278         760
     Interest on foreign deposits                                                               2,001         554
     Interest on securities sold, not yet purchased                                             2,276         899
     Interest on borrowed funds                                                                13,433      12,068
                                                                                            ----------     -------
          Total interest expense                                                               44,578      32,412
                                                                                            ----------     -------
          Net interest income                                                                  53,201      44,801
Provision for loan losses                                                                         600         290
                                                                                            ----------     -------
          Net interest income after provision for loan losses                                  52,601      44,511
                                                                                            ----------     -------
Noninterest income:
     Service charges on deposit accounts                                                        6,932       5,951
     Other service charges, commissions and fees                                                5,400       5,201
     Trust income                                                                               1,080       1,092
     Investment securities gains (losses), net                                                   (105)       (169)
     Trading account (loss)                                                                    (2,937)       (310)
     Loan sales and servicing income                                                            5,359       3,496
     Other income                                                                                 312       1,135
                                                                                            ----------     -------
          Total noninterest income                                                             16,041      16,396
                                                                                            ----------     -------
Noninterest expenses:
     Salaries and employee benefits                                                            23,507      22,953
     Occupancy, net                                                                             2,156       2,123
     Furniture and equipment expense                                                            3,485       2,666
     Other real estate expense                                                                     80         140
     Legal and professional services                                                            1,335       1,987
     Supplies                                                                                   1,251       1,277
     Postage                                                                                    1,247       1,189
     FDIC premiums                                                                              1,954       1,821
     Amortization of intangible assets                                                            813         891
     Other expenses                                                                             8,990       7,444
                                                                                            ----------     -------
          Total noninterest expenses                                                           44,818      42,491
                                                                                            ----------     -------
Income before income taxes                                                                     23,824      18,416
Income taxes                                                                                    7,823       5,978
                                                                                            ----------    ---------
Net income                                                                                    $16,001     $12,438
                                                                                            ==========    =========

Weighted average common and common-equivalent shares outstanding                               14,702      14,379

Net income per common share                                                                     $1.09       $ .87

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                             -------------------
(In thousands)                                                                               1995         1994
                                                                                             ----         ----
Cash flows from operating activities:
     Net income                                                                            $ 16,001      $ 12,438
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses                                                             600           290
          Write-downs of other real estate owned                                                  8            85
          Depreciation of premises and equipment                                              2,465         2,110
          Amortization of premium on core deposits and
               other intangibles                                                                813           891
          Amortization of net premium/discount on
               investment securities                                                            978         1,592
          Accretion of unearned income and fees, net of
               related costs                                                                   (187)         (919)
          Proceeds from sales of trading account securities                              39,448,567    20,325,247
          Increase in trading account securities                                        (39,332,609)  (20,657,515)
          Net loss on sales of investment securities                                            105           169
          Proceeds from loans held for sale                                                  81,698       241,294
          Increase in loans held for sale                                                   (77,182)     (211,430)
          Net gain on sales of loans, leases and other assets                                (3,265)       (1,511)
          Net gain on sales of other real estate owned                                          (70)          (11)
          Change in accrued income taxes                                                      5,227         4,899
          Change in accrued interest receivable                                                (705)       (2,640)
          Change in other assets                                                                545        (5,201)
          Change in accrued interest payable                                                     80         3,244
          Change in accrued liabilities                                                      (5,414)       (6,714)
                                                                                          ----------     ---------
               Net cash provided by (used in) operating activities                          137,655      (293,682)
                                                                                          ----------     ---------
Cash flows from investing activities:
     Net increase in money market investments                                              (235,655)      (79,445)
     Proceeds from sales of investment securities                                               -             -
     Proceeds from maturities of investment securities held to maturity                      17,188        23,882
     Purchases of investment securities held to maturity                                    (39,009)      (76,486)
     Proceeds from sales of investment securities
          available for sale                                                                 27,787        67,332
     Proceeds from maturities of investment securities
          available for sale                                                                  6,017        69,790
     Purchases of investment securities available for sale                                  (16,928)     (123,661)
     Proceeds from sales of loans and leases                                                111,092        63,735
     Net increase in loans and leases                                                      (196,371)     (138,207)
     Principal collections on leveraged leases                                                   38             -
     Proceeds from sales of premises and equipment                                              126           264
     Purchases or premises and equipment                                                     (3,719)       (3,184)
     Proceeds from sales of other real estate owned                                             600         1,957
     Proceeds from sales of mortgage servicing rights                                           210            11
     Purchases of mortgage servicing rights                                                     (24)         (224)
     Proceeds from sales of other assets                                                        184            92
     Cash paid for acquisitions, net of cash received
                                                                                                  -            (1)
                                                                                          ----------    ----------
               Net cash (used in) investing activities                                     (328,464)     (194,145)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

                                                                                              Three Months Ended
                                                                                                 March 31,
                                                                                             --------------------
(In thousands)                                                                               1995          1994
                                                                                            ------        ------
Cash flows from financing activities:
     Net increase in deposits                                                                80,452       61,213
     Net change in short-term funds borrowed                                                 81,066       359,973
     Proceeds from FHLB advances over one year                                                    -         6,808
     Payments on FHLB advances over one year                                                 (4,091)       (3,831)
     Payments on long-term debt                                                                (367)         (237)
     Proceeds from issuance of common stock                                                     460           125
     Dividends paid                                                                                        (4,470)
                                                                                             (4,390)
                                                                                            --------      --------
               Net cash provided by financing activities                                    153,130       419,581
                                                                                            --------      --------
Net decrease in cash and due from banks                                                     (37,679)      (68,246)
Cash and due from banks at beginning of period                                              316,943       338,970
                                                                                           ---------     ---------
Cash and due from bank at end of period                                                   $ 279,264    $  270,724
                                                                                           ==========   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                 --------------------
 (In thousands)                                                                                  1995        1994
                                                                                                ------      ------
 Cash paid for:
      Interest                                                                                  $44,730      $29,923
      Income taxes                                                                                1,496          585
 Loans transferred to other real estate owned                                                         -          705

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(UNAUDITED)

                                                                      Three Months Ended         Twelve Months Ended
                                                                           March 31,                  December 31,
                                                                       -----------------         -------------------
 (In thousands)                                                         1995           1994                1994
                                                                       ------         ------              ------
 Balance at beginning of period                                       $292,443       $245,920             $245,920
 Add:
      Net income                                                        16,001         12,438               63,827
                                                                      ---------      ---------           ----------
                                                                       308,444        258,358              309,747
 Deduct cash dividends:
      Preferred, paid by subsidiary to minority shareholder                (10)            (7)                 (33)
      Common, per share $ .30 in 1995 and
           $ .28 and $ 1.16 in 1994                                     (4,380)        (3,978)             (16,786)
      Common dividend of NBA prior to merger                                 -           (485)                (485)
                                                                      ---------      ---------            ----------
 Balance at end of period                                             $304,054       $253,888             $292,443
                                                                      =========      =========           ===========

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1994.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS, Statement) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 modified certain other provisions of SFAS No. 114, and requires information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. Adoption of the Statements did not have a significant impact on the Company's results of operations. The Company's recorded investment in impaired loans amounted to $9,873,000 and $6,141,000, respectively, as of January 1, 1995 and March 31, 1995. Allowance for loan lossed related to impaired loans as of January 1, 1995 and March 31, 1995 amounted to $26,000 amd $43,000 respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------

FINANCIAL HIGHLIGHTS

                                                                                               Three Months Ended
                                                                                                  March 31
                                                                                             --------------------
(In thousands, except per share and ratio data)                                       1995         1994       % Change
                                                                                     -----        -----       --------

EARNINGS

EARNINGS

Net income                                                                        $    16,001   $    12,438       28.6%

PER COMMON SHARE
Net income                                                                               1.09           .87       25.3%
Dividends                                                                                 .30           .28        7.1%
Book value at March 31                                                                  26.09         22.43       16.3%
Market value at March 31                                                                37.75         37.00        2.0%


Weighted average common and common-
     equivalent shares outstanding                                                 14,702,000    14,379,000
Common shares outstanding at March 31                                              14,600,125    14,208,661

BALANCES AT PERIOD END
Total assets                                                                      $ 5,105,608    $5,232,172      - 2.4%
Money market investments                                                              639,101       677,125      - 5.6%
Securities                                                                          1,555,577     1,626,260      - 4.3%
Net loans and leases                                                                2,474,801     2,531,806      - 2.3%
Allowance for loan losses                                                              67,372        67,984       - .9%
Total deposits                                                                      3,786,428     3,493,502        8.4%
Shareholders' equity                                                                  380,975       318,708       19.5%

Nonperforming assets                                                                   14,510        25,056     - 42.1%
Loans past due 90 days or more                                                          2,121         2,810     - 24.5%

PERFORMANCE RATIOS
Net interest margin                                                                     4.66%         3.79%
Return on average assets                                                                1.25%          .95%
Return on average common equity                                                        17.38%        15.98%
Common dividend payout                                                                 27.37%        35.88%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at March 31                                                    .59%          .99%

CAPITAL RATIOS
Average equity to average assets                                                        7.16%         5.92%
Leverage ratio at March 31                                                              6.59%         5.58%
Tier I risk-based capital at March 31                                                  12.14%        10.84%
Total risk-based capital at March 31                                                   15.27%        14.05%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Consolidated net income for the first quarter of 1995 increased 28.6% to $16,001,000 from $12,438,000 a year ago, while earnings per share increased 25.3% to $1.09 from $.87 in the first quarter of 1994. This stronger level of profitability was achieved despite a $3,090,000 loss in the Company's trading account during the first quarter of 1995, as well as a $1,300,000 expense associated with the closing of Zions First National Bank's capital markets operation in New York City. Those operations will be transferred to the bank's headquarters in Salt Lake City during the second quarter of 1995.

The Company's first-quarter earnings relative to the same period a year ago reflect a $8,400,000 (18.7%) increase in net interest income, a $310,000 (106.9%) increase in the provision for loan losses, a $355,000 (2.2%) decrease in noninterest income, a $2,327,000 (5.5%) increase in noninterest expenses and a $1,845,000 (30.9%) increase in income tax expense.

The annualized return on average assets for the first three months of 1995 was 1.25%, resulting in a return on average common shareholders' equity of 17.38%, compared to .95% and 15.98%, respectively, for the first three months of 1994.


NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the first quarter of 1995, adjusted to a fully taxable-equivalent basis, increased 18.9% to $54,488,000 compared to $45,845,000 for the first quarter of 1994. Net interest margin was 4.66% compared to 3.79% for the first quarter of 1994.

The yield on average earning assets increased 200 basis points during the first quarter of 1995 as compared to the first quarter of 1994, and the average rate paid this quarter on interest-bearing funds increased 140 basis points from the first quarter of 1994. The spread on average interest-bearing funds for the first quarter of 1995 was 3.90%, up from the 3.30% for the first quarter of 1994.

The Company attempts to minimize interest rate movement sensitivity through the management of interest rate maturities, and to a lesser extent, the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contract agreements. The cost to the Company of the use of such off-balance sheet arrangements for the first quarter of 1995 was $119,000 compared to $12,000 for the first quarter of 1994.

The increased level of taxable-equivalent net interest income and the increase in net interest margin in the first quarter of 1995, compared to the same period in 1994 resulted primarily from the effect of rates on earning assets increasing more than rates paid on interest-bearing funds, and decreased activity in security resell arrangements.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                   March 31, 1995
                                                                                                 ------------------
                                                                                         Average   Amount of    Average
(In thousands)                                                                          Balance   Interest 1     Rate
                                                                                       ---------  ----------  ---------
ASSETS
Money market investments:
     Interest-bearing deposits                                                       $   20,531     $    228      4.50%
     Federal funds sold and security resell agreements                                  685,020        9,767      5.78%
                                                                                       ----------     ------
          Total money market investments                                                705,551        9,995      5.75%
                                                                                       ----------     ------
     Held to maturity:
          Taxable                                                                       886,103       15,504      7.10%
          Nontaxable                                                                    202,877        4,294      8.58%
     Available for sale                                                                 336,138        5,643      6.81%
     Trading account                                                                    196,138        3,625      7.50%
                                                                                      ----------      ------
                                                                                      1,621,256       29,066      7.27%
                                                                                      ----------      ------
Loans:
     Loans held for sale                                                                103,664        2,128      8.33%
     Net loans and leases 2                                                           2,314,168       57,877     10.14%
                                                                                      ----------      ------
           Total Loans                                                                2,417,832       60,005     10.06%
                                                                                      ----------      ------
     Total interst-earning assets                                                    $4,744,639       99,066      8.47%
                                                                                                      ------
Cash and due from banks                                                                 310,367
Allowance for loan losses                                                               (67,234)
Other assets                                                                            223,419
                                                                                      ----------
Total assets                                                                         $5,211,191
                                                                                     ===========
LIABILITIES
Interest-bearing deposits:
     Savings deposits                                                                $  750,105      $ 5,769      3.12%
     Money market deposits                                                            1,340,616       13,736      4.16%
     Time deposits under $100,000                                                       540,126        6,085      4.57%
     Time deposits $100,000 or more                                                     102,226        1,278      5.07%
     Foreign deposits                                                                   151,853        2,001      5.34%
                                                                                      ----------     -------
          Total interest-bearing deposits                                             2,884,926       28,869      4.06%
Borrowed funds:                                                                       ----------     -------
     Securities sold, not yet purchased                                                 133,715        2,276      6.90%
     Federal funds purchased and security repurchase agreements                         761,427       10,183      5.42%
     FHLB advances and other borrowings:
          Less than one year                                                             20,233          322      6.45%
          Over one year                                                                  99,390        1,600      6.53%
     Long-term debt                                                                      57,984        1,328      9.29%
                                                                                      ----------     -------
          Total borrowed funds                                                        1,072,749       15,709      5.94%
                                                                                      ----------     -------
Total interest-bearing liabilities                                                   $3,957,675       44,578      4.57%
Noninterest-bearing deposits                                                            787,503      -------
Other liabilities                                                                        92,641
                                                                                      ----------
Total liabilities                                                                     4,837,819
Total shareholders' equity                                                              373,372
                                                                                      ----------
Total liabilities and shareholder equity                                             $ 5,211,191
Spread on average interest-bearing funds                                              ==========                  3.90%
                                                                                                                 ======
Net interest income and net yield on
     interest-earning assets                                                                         $54,488      4.66%
                                                                                                     =======     ======
  1 Taxable-equivalent rates used where applicable.
  2 Net of unearned income and fees, net of related costs.  Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                   March 31, 1994
                                                                                                 -------------------
                                                                                        Average   Amount of    Average
(In thousands)                                                                          Balance   Interest 1     Rate
                                                                                        --------   ---------   --------
ASSETS
Money market investments:
     Interest-bearing deposits                                                       $   24,851     $    248      4.05%
     Federal funds sold and security resell agreements                                  972,972        7,416      3.09%
                                                                                      ----------     -------
          Total money market investments                                                997,823        7,664      3.11%
                                                                                      ----------     -------
     Held to maturity:
          Taxable                                                                       668,812        8,152      4.94%
          Nontaxable                                                                    180,767        3,480      7.81%
     Available for sale                                                                 346,134        4,841      5.67%
     Trading account                                                                    208,633        2,477      4.81%
                                                                                      ----------     -------
          Total securities                                                            1,404,346       18,950      5.47%
                                                                                      ----------     -------
Loans:
     Loans held for sale                                                                223,830        3,259      5.90%
     Net loans and leases 2                                                           2,281,905       48,384      8.60%
                                                                                      ----------     -------
          Total loans                                                                 2,505,735       51,643      8.36%
                                                                                      ----------     -------
                                                                                     $4,907,904     $78,257       6.47%
                                                                                                    --------
Total interest-earning assets
Cash and due from banks                                                                 313,212
Allowance for loan losses                                                               (68,000)
Other assets                                                                            180,982
                                                                                     -----------
Total assets                                                                         $5,334,098
LIABILITIES                                                                          ===========
Interest-bearing deposits:
     Savings deposits                                                                $  738,907      $ 5,113      2.81%
     Money market deposits                                                            1,180,735        7,903      2.71%
     Time deposits under $100,000                                                       523,529        5,115      3.96%
     Time deposits $100,000 or more                                                      82,888          760      3.72%
     Foreign deposits                                                                    80,181          554      2.80%
                                                                                      ----------      ------
          Total interest-bearing deposits                                             2,606,240       19,445      3.03%
Borrowed funds:                                                                      -----------     -------
     Securities sold, not yet purchased                                                  78,692          899      4.63%
     Federal funds purchased and security repurchase agreements                       1,195,889        8,737      2.96%
     FHLB advances and other borrowings:
          Less than one year                                                             51,481          496      3.91%
          Over one year                                                                 152,960        1,443      3.83%
     Long-term debt                                                                      59,420        1,392      9.50%
                                                                                     -----------     -------
           Total borrowed funds                                                       1,538,442       12,967      3.42%
                                                                                     -----------     -------
Total interest bearing liabilities                                                   $4,144,682       32,412      3.17%
                                                                                                     -------
Noninterest-bearing deposits                                                            813,053
Other liabilities                                                                        60,713
                                                                                     -----------
Total liabilities                                                                     5,018,448
Total shareholders' equity                                                              315,650
                                                                                     -----------
Total liabilities and shareholder equity                                             $5,334,098
                                                                                     ===========
Spread on average interest-bearing funds                                                                          3.30%
                                                                                                                  =====
Net interest income and net yield on interest-earning assets                                         $45,845      3.79%
                                                                                                     =======      =====
  1 Taxable-equivalent rates used where applicable.
  2 Net of unearned income and fees, net of related costs.  Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
PROVISION FOR LOAN LOSSES

The provision for loan losses increased 106.9% to $600,000 for the first quarter of 1995, as compared with $290,000 for the first quarter of 1994. Net charge-offs for the quarter were $246,000 or .01% of average net loans and leases, compared to $767,000 or .03% of average net loans and leases for the first quarter of 1994.

NONINTEREST INCOME

Noninterest income for the first quarter of 1995 totaled $16,041,000, a decrease of 2.2% from the $16,396,000 for the first quarter of 1994. Comparing the segments of noninterest income for the first quarter of 1995 with the first quarter of 1994, service charges on deposit accounts, other service charges, commissions and fees, and loan sales and servicing income increased 16.5%, 3.8% and 53.3%, respectively, while trust income and net losses on the sale of investment securities remained about the same. The $3,090,000 loss in the Company's trading account during the first quarter of 1995 was substantial compared to the trading account loss affected by mark-to-market adjustments on trading securities as a result of rising interest rates during the first quarter of 1994.

NONINTEREST EXPENSES

Noninterest expenses for the first quarter of 1995, totaling $44,818,000, increased 5.5% from the $42,491,000 for the first quarter of 1994. Comparing the noninterest expense segments for the first quarter of 1995 and the first quarter of 1994, salaries and employee benefits increased 2.4%, occupancy, furniture and equipment expenses increased 17.8%, other real estate expense decreased 42.9% and the total of all other expenses, including the $1,300,000 cost of closing the capital markets operations in New York City, increased 6.7% The increase in occupancy, furniture and equipment expenses resulted primarily from the further expansion of the ATM network, and the installation of personal computers and local area networks. The Company had 2,655 full-time equivalent employees at March 31, 1995, compared to 2,695 at December 31, 1994 and 2,776 at March 31, 1994 as the Company continues its effort to reduce the cost structure and improve efficiency.

INCOME TAXES

The Company's income taxes increased 30.9% to $7,823,000 for the first quarter of 1995 compared to $5,978,000 for the first quarter of 1994, primarily due to the 29.4% increase in before-tax income. The Company's effective tax rate increased slightly to 32.8% for the first quarter of 1995 from 32.5% for the first quarter of 1994.

ZIONS BANCORPORATION AND SUBSIDIARIES

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets decreased to $4,744.6 million in the three months ended March 31, 1995 compared to $4,907.9 million in the three months ended March 31, 1994. Earning assets comprised 91.0% of total average assets for the first three months of 1995, compared with 92.0% for the first three months of 1994.

Average money market investments, consisting of interest-bearing deposits, and federal funds sold and security resell agreements decreased 29.3% to $705.5 million compared to $997.8 million in the first three months of 1994.

During the first three months of 1995, average securities increased 15.4% to $1,621.3 million compared to $1,404.3 million in the first three months of 1994 Average held to maturity taxable securities increased 32.6%, held to maturity nontaxable securities increased 12.2%, available for sale securities decreased 2.9% and trading account securities decreased 6.0% compared with the same period in 1994.

Average net loans and leases decreased 3.5% to $2,417.8 million for the first three months of 1995 compared to $2,505.7 million in the first three months of 1994, representing 50.0% of earning assets in the first quarter of 1995 compared to 51.1% in the first quarter of 1994.

INVESTMENT SECURITIES

The following table presents the Company's investment securities at March 31, 1995, December 31, 1994 and March 31, 1994.


                                                     March 31,               December 31,             March 31,
                                                      1995                      1994                   1994
                                                     ------                    ------                 ------
(In thousands)                                 Amortized    Market      Amortized     Market     Amortized    Market
                                                 cost         value        cost        value        cost       value
                                               --------   ---------    ---------    --------    --------   ---------
Held to maturity
- ----------------
U.S. government agencies and corporations:
     Small Business Administration
          loan-backed securities               $   466,506  $  463,424  $   460,163 $   459,313    $412,399    $419,775
     Other agency securities                       351,060     343,663      271,440     262,144     194,229     191,986
States and political subdivisions                  257,743     256,657      243,225     242,754     203,734     202,920
                                                ----------  ----------    ---------   ---------    --------    --------
                                                 1,075,309   1,063,744      974,828     964,211     810,362     814,681

Mortgage-backed securities                          52,227      52,261       56,079      54,587      54,121      54,544
                                                ----------  ----------    ---------   ---------    --------    --------
                                                $1,127,536  $1,116,005   $1,030,907  $1,018,798    $864,483    $869,225
                                                ----------  ----------    ---------   ---------    --------    --------

ZIONS BANCORPORATION AND SUBSIDIARIES

                                                 March 31,                 December 31,            March 31,
                                                   1995                       1994                    1994
                                                ----------                 -----------             --------
(In thousands)                             Amortized      Market     Amortized     Market       Amortized      Market
                                             cost         value        cost         value          cost        value
                                          -----------  -----------  ----------   ----------   -----------   ---------
Available for sale
- -------------------
U.S. Treasury securities                   $    35,160  $    34,684  $    48,269 $    47,177   $    67,345  $    67,048
U.S. government agencies                        69,878       70,252       33,304      33,304        28,436       28,436
                                             ---------     --------     --------    --------      --------     --------
                                               105,038      104,936       81,573      80,481        95,781       95,484
                                             ---------     --------     --------    --------      --------     --------
Mortgage-backed securities                      54,171       53,584       55,560      54,334        34,664       34,666
                                             ---------     --------     --------    --------      --------     --------
Equity securities:
    Mutual funds:
          Accessor Funds, Inc.                 118,847      114,474      118,803     111,529       126,625      124,309
          Other                                    527          527          534         534           519          519
     Stock:
          Federal Home Loan Bank                68,292       68,292       65,861      65,861        73,909       73,909
          Other                                  2,792        2,860        2,785       2,839         2,217        2,289
                                             ---------     --------     --------    --------      --------     --------
                                               190,458      186,153      187,983     180,763       203,270      201,026
                                             ---------     --------     --------    --------      --------     --------
                                            $  349,667   $  344,673   $  325,116  $  315,578    $  333,715   $  331,176
                                             ---------     --------     --------    --------      --------     --------
Total                                       $1,477,203   $1,460,678   $1,356,023  $1,334,376    $1,198,198   $1,200,401
                                             =========   ==========    =========   =========    ==========   ==========

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

The table below sets forth the amount of loans outstanding by type at March 31, 1995, December 31, 1994 and March 31, 1994.

 (In thousands)
 Types                                      March 31,   December ,31       March 31,
                                              1995          1994             1994
                                            --------     ----------        --------
 Loans held for sale                      $   104,788    $  108,649    $   208,238

 Commercial, financial, and agricultural      608,621       495,647        511,344
 Real estate:
    Construction                              193,592       218,244        183,832
    Other                                   1,069,601     1,062,423      1,097,128
 Consumer                                     374,683       391,033        413,041
 Lease financing                              125,717       129,547        128,403
 Other receivables                             22,386        10,509         10,731
                                           -----------   -----------     -----------
    Total loans                            $2,499,388    $2,416,052     $2,552,717
                                           ===========   ===========     ===========


ZIONS BANCORPORATION AND SUBSIDIARIES

Loans held for sale at March 31, 1995 decreased 3.6% from year-end 1994. All other loans, net of unearned income and fees increased 3.8% to $2,370.0 million at March 31, 1995, compared to $2,282.6 million at December 31, 1994. Commercial loans, other real estate-secured loans and other receivables increased from year end 22.8%, .7% and 113.0%, respectively, as construction loans, consumer loans, and lease financing decreased 11.3%, 4.2% and 3.0%, respectively. Within the other real estate-secured loan portfolio, 1-4 family residential loans decreased 6.9%, home equity credit line loans increased 19.5% and all other real estate loans increased 5.4% from year end. The decrease in consumer loans includes 108.9 million of auto loans and credit card receivables sold during the first quarter of 1995.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $14,510,000 at March 31, 1995, down 23.4% from $18,943,000 at December 31, 1994, and down 42.1% from $25,056,000 at March 31, 1994. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .59%, .79% and .99% at March 31, 1995, December 31, 1994, and March 31, 1994, respectively.

Accruing loans past due 90 days or more totaled $2,121,000 at March 31, 1995, down 30.3% from $3,041,000 at December 31, 1994, and down 24.5% from $2,810,000 at March 31, 1994.

No loans were considered potential problem loans at March 31, 1995, December 31, 1994 or March 31, 1994. Potential problem loans are defined as loans presently current by their terms, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The following table sets forth the nonperforming assets at March 31, 1995, December 31, 1994, and March 31, 1994.

                                                                    March 31,             December 31,           March 31,
(In thousands)                                                        1995                 1994                  1994
                                                                    -------               --------             --------
Nonaccrual loans                                                    $10,276                $13,635              $21,327
Restructured loans                                                      561                    567                1,788
Other real estate owned and other
     nonperforming assets                                             3,673                  4,741                1,941
                                                                    -------               --------             --------
     Total                                                          $14,510                $18,943              $25,056
                                                                    =======                =======              =======
% of net loans and leases*, other real estate
     owned and other nonperforming assets                             .59%                   .79%                  .99%

Accruing loans past due 90 days or more                             $ 2,121                $ 3,041              $ 2,810
                                                                    =======                =======              =======
% of net loans and leases*                                            .09%                   .13%                  .11%

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

                                                                                                           Twelve
                                                                Three Months Ended                        Months Ended
 (In thousands)                                                      March 31,                            December 31,
                                                                -------------------                      --------------
                                                              1995                 1994                        1994
                                                             ------               ------                      ------
 Average loans* and leases outstanding
      (net of unearned income)                               $2,417,832          $2,505,735                $2,574,995
                                                             ===========         ==========                 ==========

 Allowance for possible losses:
 Balance at beginning of the period                          $   67,018          $  68,461                 $   68,461
 Allowance of companies acquired                                      -                  -                      1,308
 Loans and leases charged-off:

      Loans held for sale                                             -                  -                          -
      Commercial, financial and agricultural                        (52)            (1,750)                    (5,158)
      Real estate                                                   (55)               (41)                      (573)
      Consumer                                                   (1,418)              (916)                    (4,756)
      Lease financing                                                (2)              (108)                    (1,174)
      Other receivables                                               -                  -                          -
                                                             -----------         ----------                -----------
           Total                                                 (1,527)            (2,815)                   (11,661)
                                                             -----------         ----------                -----------
 Recoveries:

      Loans held for sale                                             -                  -                          -
      Commercial, financial and agricultural                        454                885                      2,180
      Real estate                                                    89                 52                        676
      Consumer                                                      646              1,085                      3,732
      Lease financing                                                92                 26                        141
      Other receivables                                               -                  -                          -
                                                             -----------         ----------                -----------
           Total                                                  1,281              2,048                      6,729
                                                             -----------         ----------                -----------
 Net loan and lease (charge-offs)                                  (246)              (767)                    (4,932)
 Provision charged against earnings                                 600                290                      2,181
                                                             -----------         ----------                -----------
 Balance at end of the period                               $    67,372        $    67,984                $    67,018
                                                             ===========         ==========                 ==========

 *Includes loans held for sale

 Ratio of net charge-offs to
      average loans and leases                                      .01%               .03%                       .19%


ZIONS BANCORPORATION AND SUBSIDIARIES

The allowance for loan losses as a percentage of net loans and leases was 2.72% at March 31, 1995, compared to 2.80% at December 31, 1994, and 2.69% at March 31, 1994. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 543.5% at March 31, 1995, compared to 401.9% at December 31, 1994, and 281.7% at March 31, 1994. The allowance, as a percentage of nonaccrual loans and restructured loans was 621.7% at March 31, 1994, compared to 471.9% at December 31, 1994, and 294.1% at March 31, 1994.

Included in the allowance for loan losses is an amount for unused loan commitments and standby letters of credit which at March 31, 1995, December 31, 1994, and March 31, 1994, amounted to $5,209,000, $3,674,000 and $3,135,000, respectively. Unused loan commitments and standby letters of credit at March 31, 1995, December 31, 1994, and March 31, 1994, amounted to $1,339 million, $1,231 million and $1,042 million, respectively.

DEPOSITS

Average total deposits of $3,672.4 million for the first three months of 1995 increased 7.4% over the $3,419.3 for the first three months of 1994, with average demand deposits decreasing 3.1%. Average savings deposits, money market deposits, and time deposits under $100,000, for the first three months of 1995 increased 1.5%, 13.5% and 3.2% respectively, from the first three months of 1994. Average time deposits over $100,000 increased 23.3% and foreign deposits increased 89.4%, during the first three months of 1995, compared with the same period one year earlier.

Total deposits increased 2.2% to $3,786.4 million at March 31, 1995, compared to $3,706.0 million at December 31, 1994. Comparing March 31, 1995 to December 31, 1994, savings and money market deposits, time deposits under $100,000, and foreign deposits increased 3.9%, 13.0% and 17.6%, respectively, while demand deposits decreased 7.8% and time deposits over $100,000 decreased 16.8%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Average net loans and leases were 65.8% of average total deposits for the three months ended March 31, 1995 compared to 73.3% for the three months ended March 31, 1994. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. In addition, the Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of "short-term purchased" liabilities and wholesale deposits totaled $1,430.5 million or 40.6% of core deposits at March 31, 1995 compared to $1,423.6 million or 41.3% of core deposits at December 31, 1994, and $1,198.6 or 36.1% of core deposits at March 31, 1994.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 93.1% of total deposits at March 31, 1995 compared to 93.0% at December 31, 1994 and 95.1% at March 31, 1994.

ZIONS BANCORPORATION AND SUBSIDIARIES

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium-to-long-term liquidty. The Company's ability to raise funds in the capital markets through the "securitizatuon" process and by debt issuances allows the Company to take advantage of market opportunities to meet funding needs at resonable cost. The Company manages its liquidity position in order to assure its ability to meet maturing obligations.

The Company, through the management of interest rate "maturities" and the use of off-balance sheet arrangements such as interest rate caps, floors and interest rate exchange contract agreements, attempts to structure portfolios in such a way as to minimize the effects of fluctuating interest rate levels on net interest income.

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

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity at March 31, 1995 was $381.0 million, an increase of 4.2% over the $365.8 million at December 31, 1994, and an increase of 19.5% over the $318.7 million at March 31, 1994. The ratio of average equity to average assets for the first three months of 1995 was 7.16%, compared to 5.92%, for the same period in 1994. At March 31, 1995, the Company's Tier I risk-based capital ratio was 12.14%, compared to 11.81% at December 31, 1994 and 10.84% at March 31, 1994. At March 31, 1995 the Company's total risk-based capital ratio was 15.27%, compared to 14.96% at December 31, 1994 and 14.05% at March 31, 1994.
The Company's leverage ratio as of March 31, 1995 was 6.59%, compared to 6.24% at December 31, 1994 and 5.58% at March 31, 1994.

Dividends declared per common share for the first quarter of 1995 of $.30 increased 7.1% compared of $.28 for the first quarter of 1994. The cash dividend payout to net income applicable to common share for the first three months of 1995 was 27.4%, compared to 35.9% for the first three months of 1994.

MERGERS AND ACQUISITIONS

During the first quarter of 1995, Zions Bancorporation received regulatory approvals and now awaits shareholders approval to acquire First Western Bancorporation and it's banking subsidiary, First Western National Bank in a purchase transaction to be paid through the exchange of Zions Bancorporation common stock for First Western Bancorporation stock and the minority interest shares of First Western National Bank. The transaction is expected to be consummated during the second quarter of 1995, and will enable the Company to merge First Western National Bank with Zions First National Bank, and to provide expanded banking services in Moab, Blanding and Monticello, Utah.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.   OTHER INFORMATION
         --------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------

         a)    Exhibits

               Exhibit 27 Article 9 Financial Schedules for Form 10-Q

         b)    Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ending March 31, 1995.

                               S I G N A T U R E S
                           -------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ZIONS BANCORPORATION

                                       /s/ Harris H. Simmons
                                       -----------------------
                                       Harris H. Simmons, President and
                                       Chief Executive Officer


                                       /s/ Gary L. Anderson
                                       -----------------------
                                       Gary L. Anderson, Senior Vice President
                                       and Chief Financial Officer

Dated:  May 9, 1995