Form 10-Q
period 1995-06-30
ZIONS BANCORPORATION /UT/
filed 1995-08-14
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to


COMMISSION FILE NUMBER 0-2610



                              ZIONS BANCORPORATION
                              --------------------
             (Exact name of Registrant as specified in its charter)



            UTAH                                                  87-0227400
      --------------                                              ----------
   (State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                           Identification No.)


      1380 KENNECOTT BUILDING
       SALT LAKE CITY, UTAH                                    84133
      -----------------------                                 -------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (801) 524-4787

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for
the past 90 days.    Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at August 1, 1995 14,522,853 shares

ZIONS BANCORPORATION AND SUBSIDIARIES


                                      INDEX


                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION
            ---------------------

      ITEM 1.     Financial Statements (unaudited)

                  Consolidated Balance Sheets                                 3

                  Consolidated Statements of Income                           4

                  Consolidated Statements of Cash Flows                       5

                  Consolidated Statements of Retained Earnings                6

                  Notes to Consolidated Financial Statements                  7


      ITEM 2.     Management's Discussion and Analysis                        8



PART II.    OTHER INFORMATION
            -----------------

      ITEM 4.     Submission of Matters to a Vote of Shareholders             21

      ITEM 6.     Exhibits and Reports on Form 8-K                            22


SIGNATURES                                                                    22
----------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands)                                                            June 30,     December 31,     June 30,
                                                                           1995          1994            1994
                                                                         ---------    -----------     -----------
ASSETS
Cash and due from banks                                                  $  325,447    $   316,943     $  265,917
Money market investments:
     Interest-bearing deposits                                               26,457         19,704         24,323
     Federal funds sold and security resell agreements                      901,189        383,742        805,965
Securities:
     Held to maturity at cost (approximate market value
          $1,145,573, $1,018,798 and $897,210)
          Taxable                                                           926,927        828,626        706,981
          Nontaxable                                                        212,910        202,281        191,094
     Available for sale at market                                           381,049        315,578        340,365
     Trading account securities at market                                    73,317        316,948        313,816
                                                                          ----------     ----------     ----------
                                                                          1,594,203      1,663,433      1,552,256
Loans:
     Loans held for sale at cost, which approximates market                 110,768        108,649        190,198
     Loans, leases and other receivables                                  2,567,300      2,307,403      2,494,550
                                                                          ----------     ----------     ----------
                                                                          2,678,068      2,416,052      2,684,748
     Less:
          Unearned income and fees, net of related costs                     26,336         24,774         19,644
          Allowance for loan losses                                          67,753         67,018         68,981
                                                                          ----------     ----------     ----------
                                                                          2,583,979      2,324,260      2,596,123
Premises and equipment, at cost, less accumulated depreciation               79,514         74,673         73,779
Amounts paid in excess of net assets of acquired businesses                  22,524         18,732         19,351
Other real estate owned                                                         641          1,562          1,748
Other assets                                                                130,385        131,046        112,985
                                                                          ----------     ----------     ----------
          Total assets                                                   $5,664,339     $4,934,095     $5,452,447
                                                                          ==========     ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand                                         $   890,805    $   885,833    $   845,983
     Interest-bearing:
          Savings and money market                                        2,122,646      2,048,715      2,048,889
          Time under $100,000                                               646,994        513,841        518,856
          Time over $100,000                                                105,251        123,455        109,294
          Foreign                                                           124,484        134,132         76,154
                                                                          ----------     ----------     ----------
                                                                          3,890,180      3,705,976      3,599,176
Securities sold, not yet purchased                                           86,827         81,437         96,810
Federal funds purchased and security repurchase agreements                1,044,966        524,538      1,160,933
Accrued liabilities                                                          70,275         70,873         62,037
Federal Home Loan Bank advances and other borrowings:
     Less than one year                                                      27,786         25,748         27,145
     Over one year                                                           94,494        101,571        105,421
Long-term debt                                                               57,526         58,182         59,107
                                                                          ----------     ----------     ----------
          Total liabilities                                               5,272,054      4,568,325      5,110,629
                                                                          ----------     ----------     ----------
Shareholders' equity:
     Capital stock:
          Preferred stock, without par value; authorized 3,000,000
               shares; issued and outstanding, none                               -              -              -
          Common stock, without par value; authorized 30,000,000
               shares; issued and outstanding, 14,543,162, 14,559,552
               and 14,546,211 shares                                         74,336         79,193         79,027
     Net unrealized holding gains and losses on securities available         (1,526)        (5,866)        (3,434)
     Retained earnings                                                      319,475        292,443        266,225
                                                                          ----------     ----------     ----------
          Total shareholders' equity                                        392,285        365,770        341,818
                                                                          ----------     ----------     ----------
          Total liabilities and shareholders' equity                     $5,664,339     $4,934,095     $5,452,447
                                                                          ==========     ==========     ==========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                         Three Months Ended     Six Months Ended
                                                                            June 30,              June 30,
                                                                         ------------------     ----------------
(In thousands)                                                              1995       1994     1995       1994
                                                                            ----       ----     ----       ----
Interest income:
     Interest and fees on loans                                        $ 60,503    $50,672   $115,987    $ 96,548
     Interest on loans held for sale                                      2,180      3,139      4,308       6,398
     Interest on money market investments                                14,072      9,143     24,067      16,807
     Interest on securities:
          Held to maturity:
               Taxable                                                   16,337      9,308     31,841      17,460
               Nontaxable                                                 3,089      2,910      6,095       5,346
          Available for sale                                              5,743      5,038     11,386       9,879
          Trading account                                                 1,051      4,151      4,676       6,628
     Lease financing                                                      2,461      2,411      4,855       4,919
                                                                        --------   --------    -------    --------
          Total interest income                                         105,436     86,772    203,215     163,985
                                                                        --------   --------    -------    --------
Interest expense:
     Interest on savings and money market deposits                       20,657     14,776     40,162      27,792
     Interest on time deposits under $100,000                             7,738      4,934     13,823      10,049
     Interest on time deposits over $100,000                              1,482        968      2,760       1,728
     Interest on foreign deposits                                         1,820      1,059      3,821       1,613
     Interest on securities sold, not yet purchased                         465      2,741      2,741       3,640
     Interest on borrowed funds                                          17,377     13,553     30,810      25,621
                                                                        --------   --------    -------    --------
          Total interest expense                                         49,539     38,031     94,117      70,443
                                                                        --------   --------    -------    --------
          Net interest income                                            55,897     48,741    109,098      93,542
Provision for loan losses                                                   850        467      1,450         757
                                                                        --------   --------    -------    --------
          Net interest income after provision for loan losses            55,047     48,274    107,648      92,785
                                                                        --------   --------    -------    --------
Noninterest income:
     Service charges on deposit accounts                                  7,033      5,699     13,965      11,650
     Other service charges, commissions and fees                          6,040      5,880     11,440      11,081
     Trust income                                                         1,152      1,184      2,232       2,276
     Investment securities gains (losses), net                               52       (165)       (53)       (334)
     Trading account income                                                 111        705     (2,826)        395
     Loan sales and servicing income                                      6,210      3,802     11,569       7,298
     Other income                                                         1,507      1,360      1,819       2,495
                                                                        --------   --------    -------    --------
          Total noninterest income                                       22,105     18,465     38,146      34,861
                                                                        --------   --------    -------    --------
Noninterest expenses:
     Salaries and employee benefits                                      24,856     22,828     48,363      45,781
     Occupancy, net                                                       2,480      2,305      5,060       4,603
     Furniture and equipment expense                                      3,197      2,806      6,258       5,297
     Other real estate expense                                              (23)       (89)        57          51
     Legal and professional services                                        766        220      2,101       2,207
     Supplies                                                             1,144      1,145      2,395       2,422
     Postage                                                              1,261      1,099      2,508       2,288
     FDIC premiums                                                        1,963      1,853      3,917       3,674
     Amortization of intangible assets                                      858        768      1,671       1,659
     Other expenses                                                       9,380      9,061     18,370      16,505
                                                                        --------   --------    -------    --------
          Total noninterest expenses                                     45,882     41,996     90,700      84,487
                                                                        --------   --------    -------    --------
Income before income taxes                                               31,270     24,743     55,094      43,159
Income taxes                                                             10,749      8,325     18,572      14,303
                                                                        --------   --------    -------    --------
Net income                                                             $ 20,521    $16,418   $ 36,522    $ 28,856
                                                                       =========   ========  =========   =========

Weighted average common and common-equivalent shares outstanding         14,786     14,616     14,732      14,497

Net income per common share                                               $1.39      $1.12      $2.48       $1.99


ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                                  ------------------        -----------------
(In thousands)                                                      1995         1994         1995         1994
                                                                    ----         ----         ----         ----
Cash flows from operating activities:
     Net income                                               $    20,521  $    16,418  $    36,522   $     28,856
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses                                   850          467        1,450           757
          Write-downs of other real estate owned                        -           79            8           164
          Depreciation of premises and equipment                    2,573        2,135        5,038         4,245
          Amortization of premium on core deposits and
               other intangibles                                      858          768        1,671         1,659
          Amortization of net premium/discount on
               investment securities                                1,136        1,187        2,114         2,779

          Accretion of unearned income and fees, net of
               related costs                                        1,655       (1,441)       1,468        (2,360)
          Proceeds from sales of trading account securities    12,123,667   25,641,744   51,572,234    45,966,991
          Increase in trading account securities              (12,113,616) (25,524,959) (51,446,225)  (46,182,474)
          Net (gain) loss on sales of investment
            securities                                                (52)         165           53           334
          Proceeds from loans held for sale                        78,697      193,822      160,395       435,116
          Increase in loans held for sale                         (84,147)    (175,210)    (161,329)     (386,640)
          Net gain on sales of loans, leases and other assets      (3,968)      (1,903)      (7,233)       (3,414)
          Net gain on sales of other real estate owned                 (8)         (14)         (78)          (25)
          Change in accrued income taxes                           (5,311)      (4,946)         (84)          (47)
          Change in accrued interest receivable                    (1,947)      (1,262)      (2,652)       (3,902)
          Change in other assets                                      311        1,402          856        (3,799)
          Change in accrued interest payable                          (55)      (3,286)          25           (42)
          Change in accrued liabilities                             5,160          982         (254)       (5,732)
                                                               -----------   ----------   ----------   -----------
               Net cash provided by (used in) operating
                    activities                                     26,324      146,148      163,979      (147,534)
                                                                ----------    ----------   ---------   -----------

Cash flows from investing activities:
     Net increase in money market investments                    (286,068)    (151,311)    (521,723)     (230,756)
     Proceeds from maturities of investment securities
          held to maturity                                         33,284       43,971       50,472        67,853
     Purchases of investment securities held to maturity          (39,188)     (54,340)     (78,197)     (130,826)
     Proceeds from sales of investment securities
          available for sale                                       79,976       13,601      107,763        80,933
     Proceeds from maturities of investment securities
          available for sale                                      166,210       17,042      172,227        86,832
     Purchases of investment securities available for sale       (273,869)     (25,802)    (290,797)     (149,463)
     Proceeds from sales of loans and leases                      123,394       46,354      234,486       110,089
     Net increase in loans and leases                            (274,816)    (142,718)    (471,187)     (280,925)
     Principal collections on leveraged leases                          -            -           38             -
     Proceeds from sales of premises and equipment                    273          160          399           424
     Purchases or premises and equipment                           (5,738)      (2,629)      (9,457)       (5,813)
     Proceeds from sales of other real estate owned                   745          903        1,345         2,860
     Proceeds from sales of mortgage servicing rights                 288           23          498            34
     Purchases of mortgage servicing rights                           (37)        (199)         (61)         (423)
     Proceeds from sales of other assets                              175          157          359           249
     Cash paid for acquisitions, net of cash received               1,592        9,852        1,592         9,851
                                                                 ---------    ---------    ---------     ---------
               Net cash (used in) investing activities           (473,779)    (244,936)    (802,243)     (439,081)
                                                                 ---------    ---------    ---------     ---------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

                                                                   Three Months Ended          Six Months Ended
                                                                       June 30,                  June 30,
                                                                    ------------------         ----------------
(In thousands)                                                      1995         1994        1995          1994
Cash flows from financing activities:                               ----         ----        ----          ----
     Net increase in deposits                                      72,614        9,903      153,066        71,116
     Net change in short-term funds borrowed                      447,221      137,915      528,287       497,888
     Proceeds from FHLB advances over one year                          -        4,300           -         11,108
     Payments on FHLB advances over one year                       (4,093)     (53,965)      (8,184)      (57,796)
     Payments on long-term debt                                      (289)        (243)        (656)         (480)
     Proceeds from issuance of common stock                           410          152          870           277
     Payments to redeem common stock                              (17,125)           -      (17,125)            -
     Dividends paid                                                (5,100)      (4,081)      (9,490)       (8,551)
                                                                 ---------    ---------    ---------     ---------
               Net cash provided by financing activities          493,638       93,981      646,768       513,562

Net (increase) decrease in cash and due from banks                 46,183       (4,807)       8,504       (73,053)
Cash and due from banks at beginning of period                    279,264      270,724       316,943      338,970
                                                                 ---------    ---------     ---------     --------
Cash and due from bank at end of period                      $    325,447  $    265,917  $  325,447    $  265,917
                                                               ===========   ==========  ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                                          Three Months Ended         Six Months Ended
                                                                             June 30,                  June 30,
                                                                         -------------------        -----------------
 (In thousands)                                                         1995          1994          1995          1994
                                                                        ----          ----          ----          ----
 Cash paid for:
      Interest                                                         $65,933       $41,028     $110,663       $71,294
      Income taxes                                                      16,043        12,016       17,539        12,601
 Loans transferred to other real estate owned                              233           703          233         1,408


ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(UNAUDITED)

                                                                                                         Twelve Months
                                                                   Six Months Ended                         Ended
                                                                       June 30,                           December 31,
                                                                  ------------------                     --------------
 (In thousands)                                                       1995          1994                       1994
                                                                      ----          ----                       ----
 Balance at beginning of period                                     $292,443      $245,920                   $245,920
 Add:
      Net income                                                      36,522        28,856                     63,827
                                                                     --------      --------                   --------
                                                                     328,965       274,776                    309,747

Deduct cash dividends:
      Preferred, paid by subsidiary to minority shareholder              (20)          (15)                       (33)
      Common, per share $ .65 in 1995 and
           $ .56 and $ 1.16 in 1994                                   (9,470)       (8,051)                   (16,786)
      Common dividend of NBA prior to merger                               -          (485)                      (485)
                                                                     --------      --------                   --------
 Balance at end of period                                           $319,475      $266,225                   $292,443
                                                                    =========      ========                  =========

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1994.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS, Statement) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 modified certain other provisions of SFAS No. 114, and requires information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. Adoption of the Statements did not have a significant impact on the Company's results of operations. The Company's recorded investment in impaired loans amounted to $9,873,000 and $6,589,000 respectively, as of January 1, 1995 and June 30, 1995. Allowance for loan losses related to impaired loans as of January 1, 1995 and June 30, 1995 amounted to $26,000 and $1,055,000, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS

                                           Three Months Ended                   Six Months Ended
                                                June 30,                            June 30,
                                           -----------------                   ----------------
(In thousands, except per share
 and ratio data)                               1995       1994     % Change        1995       1994      % Change
                                               ----       ----     --------        ----       ----      --------
EARNINGS
Net income                               $   20,521  $   16,418      25.0%   $   36,522  $   28,856       26.6%

PER COMMON SHARE
Net income                                     1.39        1.12      24.1%         2.48        1.99       24.6%
Dividends                                       .35         .28      25.0%          .65         .56       16.1%
Book value at June 30                                                             26.97       23.50       14.8%
Market value at June 30                                                           50.00       39.75       25.8%

Weighted average common and common-
     equivalent shares outstanding       14,786,000  14,616,000              14,732,000  14,497,000
Common shares outstanding at June 30                                         14,543,162  14,546,211

BALANCES AT PERIOD END

Total assets                                                                 $5,664,339  $5,452,447        3.9%
Money market investments                                                        927,646     830,288       11.7%
Securities                                                                    1,594,203   1,552,256        2.7%
Net loans and leases                                                          2,651,732   2,665,104       - .5%
Allowance for loan losses                                                        67,753      68,981      - 1.8%
Total deposits                                                                3,890,180   3,599,176        8.1%
Shareholders' equity                                                            392,285     341,818       14.8%

Nonperforming assets                                                             14,527      21,657      -32.9%
Loans past due 90 days or more                                                    2,688       1,910       40.7%

PERFORMANCE RATIOS

Net interest margin                           4.56%       3.92%                   4.61%       3.86%
Return on average assets                      1.49%       1.18%                   1.37%       1.07%
Return on average common equity              21.13%      19.44%                  19.31%      17.78%
Common dividend payout                       24.80%      24.81%                  25.93%      29.58%
Nonperforming assets to net loans and
     leases, other real estate owned
     and other nonperforming assets
     at June 30                                                                    .55%        .81%

CAPITAL RATIOS
Average equity to average assets              7.05%       6.07%                   7.10%       6.00%
Leverage ratio at June 30                                                         6.22%       5.62%
Tier I risk-based capital at June 30                                             11.40%      10.61%
Total risk-based capital at June 30                                              14.42%      13.69%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Consolidated net income for the second quarter of 1995 was $20,521,000 or $1.39 per share compared to $16,418,000 or $1.12 per share for the second quarter of 1994 and $16,001,000 or $1.09 per share for the first quarter of 1995.

Consolidated net income was $36,522,000 or $2.48 per share for the first six months of 1995, compared to $28,856,000 or $1.99 per share for the first six months of 1994, which constituted increases of 26.6% and 24.6%, respectively. This stronger level of profitability was achieved for the first six months of 1995 despite a $3,090,000 unusual loss in the Company's trading account during the first quarter of 1995, as well as a $1,300,000 expense associated with the closing and transfer of Zions First National Bank's capital markets operation in New York City to the bank's headquarters in Salt Lake City.


The Company's second-quarter $4,103,000 (25.0%) increase in earnings relative to the same period a year ago reflects a $7,156,000 (14.7%) increase in net interest income, a $383,000 (82.0%) increase in the provision for loan losses, a $3,640,000 (19.7%) increase in noninterest income, a $3,886,000 (9.3%) increase in noninterest expenses and a $2,424,000 (29.1%) increase in income tax expense.


The $7,666,000 (26.6%) increase in net income for the six-month period ended June 30, 1995, compared to the similar period in 1994, reflects a $15,556,000 (16.6%) increase in net interest income, a $693,000 (91.5%) increase in the provision for loan losses, a $3,285,000 (9.4%) increase in noninterest income, a $6,213,000 (7.4%) increase in noninterest expenses and a $4,269,000 (29.8%) increase in income tax expense.

The annualized return on average assets for the second quarter and for the first six months of 1995 was 1.49% and 1.37% compared to 1.18% and 1.07%, respectively, in 1994, resulting in an annualized return on average common shareholders' equity of 21.13% and 19.31% for the second quarter and for the first six months of 1995, compared to 19.44% and 17.78% for the same periods of 1994.

ZIONS BANCORPORATION AND SUBSIDIARIES

NET INTEREST INCOME AND INTEREST RATE SPREADS


Net interest income for the second quarter of 1995, adjusted to a fully taxable-equivalent basis, increased 14.5% to $57,222,000 from the second quarter of 1994, and increased 5.0% from the first quarter of 1995. Net interest margin was 4.56%, compared to 3.92% for the second quarter of 1994, and 4.66% for the first quarter of 1995. Six-month net interest income, on a fully taxable-equivalent basis, was $111,710,000 in 1995, an increase of 16.6% compared to $95,833,000 for the first six months of 1994. Net interest margin for the first six months of 1995 was 4.61%, compared to 3.86% for the first six months of 1994.

The yield on average earning assets increased 160 basis points during the second quarter of 1995 as compared to the second quarter of 1994, and increased 4 basis points from the first quarter of 1995. The average rate paid this quarter on interest-bearing funds increased 116 basis points from the second quarter of 1994, and increased 14 basis points from the first quarter of 1995. Comparing the first six months of 1995 with 1994, the yield on average earning assets increased 180 basis points, while the cost of interest-bearing funds increased by 127 basis points.

The spread on average interest-bearing funds for the second quarter of 1995 was 3.80%, up from the 3.36% for the second quarter of 1994 but down from the 3.90% for the first quarter of 1995. The spread on average interest-bearing funds for the first six months of 1995 was 3.85% compared with 3.32% for the same period in 1994.

The Company attempts to minimize interest rate movement sensitivity through the management of interest rate maturities, and to a lesser extent, the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contract agreements. Net interest income to the Company from the use of such off-balance sheet arrangements for the first six months of 1995 was $80,000 compared to $18,000 for the first six months of 1994. Net interest margin is also affected by the Company's maintenance of a strong liquidity position.

The increased level of taxable-equivalent net interest income and the increase in net interest margin in the second quarter and in the first six months of 1995, compared to the same periods in 1994, resulted primarily from the effect of rates on earning assets increasing more than rates paid on interest-bearing funds, and decreased activity in security resell arrangements.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(UNAUDITED)

                                                       Three Months Ended                       Six Months Ended
                                                         June 30, 1995                           June 30, 1995
                                                      -------------------                      ------------------
                                                  Average    Amount of    Average    Average     Amount of     Average
(In thousands)                                    Balance    Interest 1   Rate       Balance     Interest 1    Rate
ASSETS                                            -------    ----------    -------    -------    ----------    -------
Money market investments:
     Interest-bearing deposits                $    24,659    $     283      4.60% $    22,595    $      511       4.56%
     Federal funds sold and security
          resell agreements                       917,226       13,789      6.03%     801,123        23,556       5.93%
                                                ----------     --------              ----------    ---------
          Total money market investments          941,885       14,072      5.99%     823,718        24,067       5.89%
Securities:                                     ----------     --------              ----------    ---------
     Held to maturity:
          Taxable                                 926,031       16,337      7.08%     906,067        31,841       7.09%
          Nontaxable                              207,875        4,413      8.51%     205,376         8,707       8.55%
     Available for sale                           345,392        5,743      6.67%     340,765        11,386       6.74%
     Trading account                               74,452        1,051      5.66%     135,295         4,676       6.97%
                                                ----------    ---------             ----------    ----------
          Total securities                      1,553,750       27,544      7.11%   1,587,503        56,610       7.19%
Loans:                                          ----------     --------             ----------    ----------
     Loans held for sale                          104,174        2,180      8.39%     103,919         4,308       8.36%
     Net loans and leases 2                     2,431,446       62,965     10.39%   2,372,807       120,842      10.27%
                                                ----------     --------             ----------      --------
          Total loans                           2,535,620       65,145     10.31%   2,476,726       125,150      10.19%
                                                ----------     --------             ----------      --------
Total interest-earning assets                  $5,031,255     $106,761      8.51%  $4,887,947      $205,827       8.49%
Cash and due from banks                           321,933                             316,150
Allowance for loan losses                         (67,662)                            (67,448)
Other assets                                      242,899                             233,159
                                                ----------                          ----------
Total assets                                   $5,528,425                          $5,369,808
LIABILITIES                                     ==========                          ==========
Interest-bearing deposits:
     Savings deposits                         $   720,053    $   5,681      3.16%  $  735,079      $ 11,450       3.14%
     Money market deposits                      1,401,160       14,976      4.29%   1,370,888        28,712       4.22%
     Time deposits under $100,000                 607,372        7,738      5.11%     573,749        13,823       4.86%
     Time deposits $100,000 or more               101,752        1,482      5.84%     101,989         2,760       5.46%
     Foreign deposits                             135,859        1,820      5.37%     143,856         3,821       5.36%
                                                ----------     --------             ----------       -------
          Total interest-bearing deposits       2,966,196       31,697      4.29%   2,925,561        60,566       4.17%
Borrowed funds:                                 ----------     --------             ----------       --------
     Securities sold, not yet purchased            40,077          465      4.65%      86,896         2,741       6.36%
     Federal funds purchased and security
          repurchase agreements                 1,032,163       14,228      5.53%     896,795        24,411       5.49%
     FHLB advances and other borrowings:
          Less than one year                       24,485          322      5.27%      22,359           644       5.81%
          Over one year                            95,614        1,571      6.59%      97,502         3,171       6.56%
     Long-term debt                                57,696        1,256      8.73%      57,840         2,584       9.01%
                                                ----------     --------             ----------      ---------
          Total borrowed funds                  1,250,035       17,842      5.72%   1,161,392        33,551       5.83%
                                                ----------     --------             ----------      ---------
Total interest-bearing liabilities             $4,216,231     $ 49,539      4.71%  $4,086,953      $ 94,117       4.64%
Noninterest-bearing deposits                      811,853                             799,678
Other liabilities                                 110,707                             101,674
                                                ----------                          ----------
Total liabilities                               5,138,791                           4,988,305
Total shareholders' equity                        389,634                             381,503
                                                ----------                          ----------
Total liabilities and shareholders' equity     $5,528,425                          $5,369,808
                                                ==========                          ==========
Spread on average interest-bearing funds                                    3.80%                                 3.85%
Net interest income and net yield on                                        =====                                 =====
     interest-earning assets                                  $ 57,222      4.56%                  $111,710       4.61%
                                                              ========      =====                  ========       =====

1 Taxable-equivalent rates used where applicable. 2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(UNAUDITED)

                                                      Three Months Ended                       Six Months Ended
                                                         June 30, 1994                           June 30, 1994
                                                      --------------------                    -------------------
                                                  Average    Amount of    Average  Average    Amount of      Average
(In thousands)                                    Balance    Interest 1   Rate     Balance    Interest 1     Rate
ASSETS                                            -------    ----------   -------  -------    ----------     --------
Money market investments:
     Interest-bearing deposits                $    24,623     $    305      4.97%  $   24,737    $      505       4.12%
     Federal funds sold and security
          resell agreements                       920,992        8,838      3.85%     946,982        16,302       3.47%
                                               -----------      -------             ----------     ---------
          Total money market investments          945,615        9,143      3.88%     971,719        16,807       3.49%
Securities:                                    -----------      -------             ----------     ---------
     Held to maturity:
          Taxable                                 723,366        9,308      5.16%     696,089        17,460       5.06%
          Nontaxable                              197,561        4,157      8.44%     189,164         7,637       8.14%
     Available for sale                           327,702        5,038      6.17%     336,918         9,879       5.91%
     Trading account                              318,851        4,151      5.22%     263,742         6,628       5.07%
                                                ----------     --------             ----------     ---------
          Total securities                      1,567,480       22,654      5.80%   1,485,913        41,604       5.65%
Loans:                                          ----------     --------             ----------     ---------
     Loans held for sale                          191,050        3,139      6.59%     207,440         6,398       6.22%
     Net loans and leases 2                     2,406,265       53,083      8.85%   2,344,085       101,467       8.73%
                                                ----------     --------             ----------      --------
          Total loans                           2,597,315       56,222      8.68%   2,551,525       107,865       8.53%
                                                ----------      -------             ----------      --------
Total interest-earning assets                  $5,110,410      $88,019      6.91%  $5,009,157      $166,276       6.69%
Cash and due from banks                           344,264                             328,738
Allowance for loan losses                         (68,796)                            (68,398)
Other assets                                      192,476                             186,729
                                                ----------                          ----------
Total assets                                   $5,578,354                          $5,456,226
LIABILITIES                                     ==========                          ==========
Interest-bearing deposits:
     Savings deposits                         $   707,909      $ 5,565      3.15%  $  723,408      $ 10,678       2.98%
     Money market deposits                      1,315,483        9,211      2.81%   1,248,109        17,114       2.77%
     Time deposits under $100,000                 532,145        4,934      3.72%     527,837        10,049       3.84%
     Time deposits $100,000 or more               108,162          968      3.59%      95,525         1,728       3.65%
     Foreign deposits                             114,369        1,059      3.71%      97,275         1,613       3.34%
                                                ----------      -------             ----------       -------
          Total interest-bearing deposits       2,778,068       21,737      3.14%   2,692,154        41,182       3.08%
Borrowed funds:
     Securities sold, not yet purchased           206,786        2,741      5.32%     142,739         3,640       5.14%
     Federal funds purchased and security
          repurchase agreements                 1,096,903       10,305      3.77%   1,146,396        19,042       3.35%
     FHLB advances and other borrowings:
          Less than one year                       40,761          495      4.87%      46,121           991       4.33%
          Over one year                           115,336        1,379      4.80%     134,148         2,822       4.24%
     Long-term debt                                59,578        1,374      9.25%      59,499         2,766       9.37%
                                                ----------      -------             ----------       -------
          Total borrowed funds                  1,519,364       16,294      4.30%   1,528,903        29,261       3.86%
                                                ----------      -------             ----------       -------
Total interest-bearing liabilities             $4,297,432      $38,031      3.55%  $4,221,057      $ 70,443       3.37%
Noninterest-bearing deposits                      855,403                             834,228
Other liabilities                                  86,759                              73,736
                                                ----------                          ----------
Total liabilities                               5,239,594                           5,129,021
Total shareholders' equity                        338,760                             327,205
                                                ----------                          ----------
Total liabilities and shareholders' equity     $5,578,354                          $5,456,226
                                                ==========                          ==========
Spread on average interest-bearing funds                                    3.36%                                 3.32%
                                                                            =====                                 =====
Net interest income and net yield on
     interest-earning assets                                   $49,988      3.92%                  $ 95,833       3.86%
                                                               =======      =====                  ========       =====

1 Taxable-equivalent rates used where applicable. 2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 82.0% to $850,000 for the second quarter of 1995, as compared with $467,000 for the second quarter of 1994, and increased 41.7% from the $600,000 for the first quarter of 1995. Net charge-offs for the second quarter of 1995 were $718,000 or .03% of average net loans and leases, compared to net charge-offs of $778,000 or .03% of average loans and leases for the second quarter of 1994, and net charge-offs of $246,000 or .01% of average loans and leases for the first quarter of 1995. The provision for loan losses for the first six months of 1995 totaled $1,450,000, 91.5% more than the $757,000 provision for the first six months of 1994. Net charge-offs for the first six months of 1995 were $964,000 or .04% of average net loans and leases, compared to net charge-offs of $1,545,000 or .06% of average net loans and leases for the first six months of 1994.

NONINTEREST INCOME

Noninterest income for the second quarter of 1995 totaled $22,105,000, an increase of 19.7% from the $18,465,000 for the second quarter of 1994 and an increase of 15.5% over the first quarter of 1995 excluding the $3,090,000 unusual loss in the Company's trading account during the first quarter. Comparing the segments of noninterest income for the second quarter of 1995 and the second quarter of 1994, service charges on deposit accounts, other service charges, commissions and fees, loan sales and servicing income, and other income increased 23.4%, 2.7%, 63.3% and 10.8%, respectively, while trust income, and trading account income decreased 2.7% and 84.3%, respectively, and sales of investment securities resulted in small net gains compared to net losses.

Noninterest income for the six months ending June 30, 1995 increased 9.4% to $38,146,000, compared to $34,861,000 for the first six months of 1994.
Comparing the segments of noninterest income for the first six months of 1995 and the first six months of 1994, service charges on deposit accounts, other service charges, commissions and fees, and loan sales and servicing income increased 19.9%, 3.2% and 58.5%, respectively, while trust income, net losses on sales of investment securities and trading account income excluding the $3,090,000 unusual loss during the first quarter decreased 1.9%, 84.1% and 33.2%, respectively.

NONINTEREST EXPENSES

Noninterest expenses for the second quarter of 1995, totaling $45,882,000, increased 9.3% from the $41,996,000 for the second quarter of 1994, and increased 2.4% for the $44,818,000 for the first quarter of 1995. Comparing the noninterest expense segments for the second quarter of 1995 and the second quarter of 1994, salaries and employee benefits increased 8.9%, occupancy, furniture and equipment expenses increased 11.1%, and the total of all other expenses increased 9.2%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Noninterest expenses for the six months ending June 30, 1995 of $90,700,000 increased 7.4% compared to the $84,487,000 for the corresponding period in 1994. Comparing the noninterest expense segments for the first six months of 1995 and the first six months of 1994, salaries and employee benefits increased 5.6%, occupancy, furniture and equipment expenses increased 14.3%, and the total of all other expenses increased 7.7%.

The increase in salaries and employee benefits resulted primarily from increased staffing of branch offices opened and acquired and SBA loan origination activities, as well as general salary increases, bonuses and employee benefit costs. The increase in occupancy, furniture and equipment expenses resulted primarily from additional branch facilities and from the further expansion ofthe ATM network, and the installation of personal computers and local area networks. The increase in all other expenses resulted primarily from increases in postage, FDIC premiums, telecommunications and advertising expenses related to acquisitions and expansion. At June 30, 1995, the Company had 2,731 full-time equivalent employees, 123 offices and 242 ATMs compared to 2,695 full-time equivalent employees, 118 offices, and 215 ATMs at December 31, 1994. As expansion continues to improve revenue growth, the Company is continuing its effort to reduce the cost structure and improve efficiency.

INCOME TAXES

The Company's income taxes increased 29.1% to $10,749,000 for the second quarter of 1995 compared to $8,325,000 for the second quarter of 1994, and $7,823,000 for the first quarter of 1995. The Company's income taxes increased 29.8% to $18,572,000 for the first six months of 1995 compared to $14,303,000 for the first six months of 1994, primarily due to the 27.7% increase in before-tax income. The Company's effective tax rate increased slightly to 33.7% for the first six months of 1995 from 33.1% for the first six months of 1994.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets decreased to $4,887.9 million in the six months ended June 30, 1995 compared to $5,009.2 million in the six months ended June 30, 1994. Earning assets comprised 91.0% of total average assets for the first six months of 1995, compared with 91.8% for the first six months of 1994.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements decreased 15.2% to $823.7 million in the first six months of 1995 compared to $971.7 million in the first six months of 1994.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first six months of 1995, average securities increased 6.8% to $1,587.5 million compared to $1,485.9 million in the first six months of 1994. Average held to maturity taxable securities increased 30.2%, held to maturity nontaxable securities increased 8.6%, available for sale securities increased 1.1% and trading account securities decreased 48.7% compared with the first six months of 1994.

Average net loans and leases decreased 2.9% to $2,476.7 million in the first six months of 1995 compared to $2,551.5 million in the first six months of 1994, representing 50.7% of earning assets in the first six months of 1995 compared to 50.9% in the first six months of 1994.

INVESTMENT SECURITIES

The following table presents the Company's investment securities at June 30, 1995, December 31, 1994 and June 30, 1994.

                                      June 30,               December 31,              June 30,
                                        1995                      1994                   1994
                                     ----------             --------------            ----------
(In thousands)                       Amortized    Market      Amortized     Market     Amortized    Market
                                       cost        value       cost         value        cost       value
                                     ---------    -------     ---------     ------     ---------    ------
Held to maturity
U.S. government agencies and
     corporations:
     Small Business Administration
          loan-backed securities     $   469,298  $  472,406  $   460,163 $   459,313  $  411,448  $  415,249
     Other agency securities             350,869     348,825      271,440     262,144     212,419     208,627
States and political subdivisions        264,329     268,569      243,225     242,754     211,842     211,102
                                       ----------  ----------    ---------   ---------   ---------   ---------
                                       1,084,496   1,089,800      974,828     964,211     835,709     834,978

Mortgage-backed securities                55,341      55,773       56,079      54,587      62,366      62,232
                                       ----------  ----------   ----------  ----------  ----------   ---------
                                      $1,139,837  $1,145,573   $1,030,907  $1,018,798  $  898,075  $  897,210
                                       ----------  ----------   ----------  ----------  ----------   ----------
Available for sale
U.S. Treasury securities              $   41,881 $    41,737  $    48,269 $    47,177 $    60,071 $    59,499
U.S. government agencies                  99,764      98,713       33,304      33,304      30,612      30,611
                                       ---------- ----------   ----------   ---------   ---------  ----------
                                         141,645     140,450       81,573      80,481      90,683      90,110
                                       ---------- ----------   ----------   ---------   ---------  ----------
Mortgage-backed securities                49,781      49,734       55,560      54,334      48,691      48,496
Equity securities:                     ---------- ----------   ----------   ---------   ---------  ----------
    Mutual funds:
          Accessor Funds, Inc.           118,863     117,525      118,803     111,529     128,215     123,322
          Other                              548         548          534         534         291         291
     Stock:
          Federal Home Loan Bank          69,511      69,511       65,861      65,861      75,520      75,520
          Other                            3,167       3,281        2,785       2,839       2,550       2,626
                                       ---------   ---------    ---------   ---------   ---------   ---------
                                         192,089     190,865      187,983     180,763     206,576     201,759
                                       ---------    --------    ---------   ---------   ---------   ---------
                                      $  383,515  $  381,049   $  325,116  $  315,578  $  345,950  $  340,365
                                       ---------    --------    ---------   ---------   ---------   ---------
Total                                 $1,523,352  $1,526,622   $1,356,023  $1,334,376  $1,244,025  $1,237,575
                                       =========   =========    =========   =========   =========   =========

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

The table below sets forth the amount of loans outstanding by type at June 30, 1995 and December 31, 1994 and June 30, 1994.

(In thousands)
                                           June 30,      December 31,      June 30,
 Types                                       1995         1994              1994
 ------                                   ----------    -------------     ----------
 Loans held for sale                    $   110,768      $  108,649     $   190,198
 Commercial, financial, and                 641,194         495,647         532,890
 Real estate:
    Construction                            210,428         218,244         191,008
    Other                                 1,155,083       1,062,423       1,182,857
 Consumer                                   426,343         391,033         447,782
 Lease financing                            125,820         129,547         126,711
 Other receivables                            8,432          10,509          13,302
                                          ----------      ----------      ----------
    Total loans                          $2,678,068      $2,416,052      $2,684,748
                                         ==========      ==========      ==========


Loans held for sale at June 30, 1995 increased 2.0% from year-end 1994. All other loans, net of unearned income and fees increased 11.3% to $2,541.0 million at June 30, 1995, compared to $2,282.6 million at December 31, 1994. Commercial loans, other real estate-secured loans and consumer loans increased from year end 29.4%, 8.7% and 9.0%, respectively, as real estate construction loans, lease financing and other receivables decreased 3.6%, 2.9% and 19.8%, respectively. Within the other real estate-secured loan portfolio, 1-4 family residential loans decreased 5.3%, to $428.0 million, home equity credit line loans increased 55.1% to $62.1 million and all other real estate loans increased 16.6%, to $665.0 million. During the first six months of 1995, $92.5 million home equity credit line loans were sold from the real estate portfolio and $65.5 million of auto loans and $71.3 million of credit card receivables were sold from the consumer loan portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans and other real estate owned and other nonperforming assets, were $14,527,000 at June 30, 1995, down 23.3% from $18,943,000 at December 31,
1994, and down 32.9% from $21,658,000 at June 30, 1994. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .55%, .79% and .81% at June 30, 1995, December 31, 1994, and June 30, 1994, respectively.

Accruing loans past due 90 days or more totaled $2,688,000 at June 30, 1995, down 11.6% from $3,041,000 at December 31, 1994, and up 40.7% from $1,910,000 at
June 30, 1994.

No loans were considered potential problem loans at June 30, 1995 and December 31, 1994 compared to one loan in the amount of $2,986,000 at June 30, 1994. Potential problem loans are defined as loans presently current by their terms, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The following table sets forth the nonperforming assets at June 30, 1995, December 31, 1994, and June 30, 1994.

                                                                  June 30,        December 31,          June 30,
(In thousands)                                                      1995             1994                 1994
                                                                  --------        ------------         ---------
Nonaccrual loans                                                   $10,981          $13,635              $15,521
Restructured loans                                                     256              567                1,210
Other real estate owned and other
     nonperforming assets                                            3,290            4,741                4,927
                                                                    -------          -------              -------
     Total                                                         $14,527          $18,943              $21,658
                                                                   =======          =======              =======
% of net loans and leases*, other real estate
     owned and other nonperforming assets                             .55%            .79%                  .81%

Accruing loans past due 90 days or more                            $ 2,688          $ 3,041              $ 1,910
                                                                   =======          ==========           =======

                                                                      .10%            .13%                  .07%
% of net loans and leases*

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


                                                                                                        Twelve Months
                                                                       Six Months Ended                   Ended
(In thousands)                                                           June 30,                       December 31,
                                                                      ------------------                --------------
                                                             1995                    1994                   1994
                                                             ----                    ----                   ----
 Average loans* and leases outstanding
       (net of unearned income)                            $2,476,726             $2,551,525              $2,574,995
                                                           ===========            ============            ===========

 Allowance for possible losses:
 Balance at beginning of the period                       $    67,018              $   68,461           $    68,461
 Allowance of companies acquired                                  249                  1,308                  1,308
 Loans and leases charged-off:
      Loans held for sale                                          -                       -                      -
      Commercial, financial and agricultural                     (422)                 (2,274)               (5,158)
      Real estate                                                (128)                  (371)                  (573)
      Consumer                                                 (3,411)                 (2,029)               (4,756)
      Lease financing                                              (5)                  (709)                (1,174)
      Other receivables                                            -                       -                     -
                                                             ---------               ---------            ----------
           Total                                               (3,966)                 (5,383)              (11,661)
 Recoveries:                                                 ---------               ---------            -----------
      Loans held for sale                                           -                      -                     -
      Commercial, financial and agricultural                    1,291                  1,281                  2,180
      Real estate                                                 190                    123                    676
      Consumer                                                  1,249                  2,305                  3,732
      Lease financing                                             272                    129                    141
      Other receivables                                             -                      -                      -
                                                             ---------              ---------            -----------
           Total                                                3,002                  3,838                  6,729
                                                             ---------              ---------            -----------
 Net loan and lease (charge-offs) recoveries                     (964)                (1,545)                (4,932)
 Provision charged against earnings                             1,450                    757                  2,181
                                                              --------              ---------            -----------
 Balance at end of the period                             $    67,753             $    68,981           $    67,018
                                                           ===========             ==========             ==========

 *Includes loans held for sale

 Ratio of net charge-offs to
      average loans and leases                                    .04%                    .06%                  .19%

ZIONS BANCORPORATION AND SUBSIDIARIES

The allowance for loan losses as a percentage of net loans and leases was 2.56% at June 30, 1995, compared to 2.80% at December 31, 1994 and 2.59% at June 30, 1994. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 495.7% at June 30, 1995, compared to 401.9% at December 31, 1994 and 395.7% at June 30, 1994. The allowance, as a percentage of nonaccrual loans and restructured loans was 602.9% at June 30, 1995, compared to 471.9% at December 31, 1994 and 412.3% at June 30, 1994.

Included in the allowance for loan losses is an amount for unused loan commitments and standby letters of credit which at June 30, 1995, December 31, 1994, and June 30, 1994, amounted to $5,332,000, $3,674,000 and $3,961,000, respectively. Unused loan commitments and standby letters of credit at June 30, 1995, December 31, 1994, and June 30, 1994, amounted to $1,374.7 million, $1,231.2 million and $1,150.8 million, respectively.

DEPOSITS

Average total deposits of $3,725.2 million for the first six months of 1995 increased 5.6% over the $3,526.4 million for the first six months of 1994, with average demand deposits decreasing 4.1%. Average savings deposits, money market deposits, and time deposits under $100,000, for the first six months of 1995 increased 1.6%, 9.8% and 8.7% respectively, from the first six months of 1994. Average time deposits over $100,000 increased 6.8% and foreign deposits increased 47.9%, during the first six months of 1995, compared with the same period one year earlier.

Total deposits increased 5.0% to $3,890.2 million at June 30, 1995, compared to $3,706.0 million at December 31, 1994. Comparing June 30, 1995 to December 31, 1994, demand deposits, savings and money market deposits, and time deposits under $100,000 increased .6%, 3.6% and 25.9%, respectively, while time deposits over $100,000 decreased 14.7% and foreign deposits decreased 7.2%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Average net loans and leases were 66.5% of average total deposits for the six months ended June 30, 1995 compared to 72.4% for the six months ended June 30, 1994. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. In addition, the Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of "short-term purchased" liabilities and wholesale deposits, totaled $1,387.7 million or 37.9% of core deposits at June 30, 1995, compared to $1,423.6 million or 41.3% of core deposits at December 31, 1994, and $1,116.1 million or 32.7% of core deposits at June 30, 1994.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 94.1% of total deposits at June 30, 1995 compared to 93.0% at December 31, 1994 and 94.8% at June 30, 1994.

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

CAPITAL RESOURCES AND DIVIDENDS

During the second quarter of 1995, the Company repurchased and retired 349,805 shares of its common stock at a cost of $17,125,000.

Total shareholders' equity at June 30, 1995 was $392.3 million, an increase of 7.2% over the $365.8 million at December 31, 1994, and an increase of 14.8% over the $341.8 million at June 30, 1994. The ratio of average equity to average assets for the first six months of 1995 was 7.10%, compared to 6.00%, for the same period in 1994. At June 30, 1995, the Company's Tier I risk-based capital ratio was 11.40%, compared to 11.81% at December 31, 1994 and 10.61% at June 30, 1994. At June 30, 1995, the Company's total risk-based capital ratio was 14.42%, compared to 14.96% at December 31, 1994 and 13.69% at June 30, 1994. The Company's leverage ratio as of June 30, 1995 was 6.22%, compared to 6.24% at December 31, 1994 and 5.62% at June 30, 1994.

Dividends declared per common share for the second quarter of 1995 of $.35 increased 25.0% compared to $.28 for the second quarter of 1994. Dividends declared per common share of $.65 for the first six months of 1995 increased 16.1% compared to $.56 for the first six months of 1994. The cash dividend payout to net income applicable to common shares for the first six months of 1995 was 25.9%, compared to 29.6% for the first six months of 1994.

MERGERS AND ACQUISITIONS

At the close of business June 5, 1995, the purchase transaction of Zions Bancorporation and First Western Bancorporation and it's banking subsidiary, First Western National Bank, was consummated at a purchase price of $10.7 million, paid through the exchange of Zions Bancorporation common stock for First Western Bancorporation stock and the minority interest shares of First Western National Bank. First Western National Bank was merged into Zions Bancorporation's wholly owned subsidiary, Zions First National Bank providing expanded banking services in Moab, Blanding and Monticello, Utah.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.       OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The following is a summary of matters submitted to vote at the Annual Meeting of Shareholders of Zions Bancorporation:

         a)    The Annual Meeting of Shareholders was held on April 28, 1995.

         b)    Election of Directors

               Proxies were solicited by Zions Bancorporation's management pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of the shareholders as indicated in the proxy statement.

         c) The matters voted upon and the results of the voting were as follows:

                     (1)   Election of Directors

                                                                                    Withhold
                                                            For                     Authority
                                                            ---                    ----------
                           Roger B. Porter                12,076,307                  83,448
                           L. E. Simmons                  12,082,199                  77,556
                           I. J. Wagner                   12,082,408                  77,347

                     (2)   Amendments to the Zions
                           Bancorporation Key Employee
                           Incentive Stock Option Plan

                           Amendments to the Zions Bancorporation Key Employee Incentive Stock Option Plan to increase the number of shares issuable under the Plan from 506,000 to 806,000 and to extend the term of the Plan to April 28, 2005 were approved.
                           For                  Against                Abstain
                           ---                  -------                -------
                           11,668,760           381,255                109,740

                     (3)   Appointment of Independent Accountants

                           The selection of KPMG Peat Marwick LLP as the firm of independent certified public accountants to audit the books and accounts of Zions Bancorporation and its subsidiaries for the year ending December 31, 1995 was ratified.
                           For                  Against                Abstain
                           ---                  -------                -------
                           12,090,072           23,269                  46,414

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.       OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits

               Exhibit 10.1      Zions Utah Bancorporation Key Employee
                                       Incentive Stock Option Plan

               Exhibit 10.2 Amendment No. 1 to Zions Bancorporation (formerly Zions Utah Bancorporation) Key Employee Incentive Stock Option Plan

               Exhibit 10.3 Amendment No. 2 to Zions Bancorporation Key Employee Incentive Stock Option Plan

               Exhibit 27 Article 9 Financial Schedules for Form 10-Q

         b)    Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ending June 30, 1995.


                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ZIONS BANCORPORATION

                                     /s/ Harris H. Simmons
                                     ---------------------------------------
                                     Harris H. Simmons, President and
                                     Chief Executive Officer


                                     /s/ Gary L. Anderson
                                     ---------------------------------------
                                     Gary L. Anderson, Senior Vice President
                                     and Chief Financial Officer

Dated:  August 10, 1995