Form 10-Q
period 1995-09-30
ZIONS BANCORPORATION /UT/
filed 1995-11-08
CIK 109380

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  -------------------
COMMISSION FILE NUMBER 0-2610

                              ZIONS BANCORPORATION
             (Exact name of Registrant as specified in its charter)

               UTAH                                              87-0227400
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

        1380 KENNECOTT BUILDING
         SALT LAKE CITY, UTAH                                      84133
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (801) 524-4787

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for
the past 90 days.   Yes  X    No
                       ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at November 1, 1995           14,539,905 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                                           INDEX

                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

     ITEM 1.          Financial Statements (unaudited)

                      Consolidated Balance Sheets                             3
                      Consolidated Statements of Income                       4
                      Consolidated Statements of Cash Flows                   5
                      Consolidated Statements of Retained Earnings            6
                      Notes to Consolidated Financial Statements              7

     ITEM 2.          Management's Discussion and Analysis                    8

PART II.              OTHER INFORMATION

     ITEM 6.          Exhibits and Reports on Form 8-K                       21


SIGNATURES                                                                   21

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                September 30,    December 31,  September 30,
(In thousands)                                                                       1995            1994          1994
                                                                                -------------    ------------  -------------
ASSETS
Cash and due from banks                                                          $   342,567     $   316,943     $   309,173
Money market investments:
     Interest-bearing deposits                                                        29,866          19,704          17,229
     Federal funds sold and security resell agreements                               729,632         383,742         649,784
Securities:
     Held to maturity at cost (approximate market value
           $1,164,937, $1,018,798 and $969,646)
          Taxable                                                                    931,406         828,626         775,726
          Nontaxable                                                                 224,322         202,281         198,960
     Available for sale at market                                                    404,862         315,578         327,320
     Trading account securities at market                                            155,760         316,948         230,720
                                                                                 -----------     -----------     -----------
                                                                                   1,716,350       1,663,433       1,532,726
Loans:
     Loans held for sale at cost, which approximates market                          128,859         108,649         146,661
     Loans, leases and other receivables                                           2,579,617       2,307,403       2,447,748
                                                                                 -----------     -----------     -----------
                                                                                   2,708,476       2,416,052       2,594,409
     Less:
          Unearned income and fees, net of related costs                              28,991          24,774          19,765
          Allowance for loan losses                                                   68,309          67,018          66,847
                                                                                 -----------     -----------     -----------
                                                                                   2,611,176       2,324,260       2,507,797

Premises and equipment, at cost, less accumulated depreciation                        81,196          74,673          74,072
Amounts paid in excess of net assets of acquired businesses                           22,143          18,732          19,025
Other real estate owned                                                                  854           1,562           2,086
Other assets                                                                         133,886         131,046         116,490
                                                                                 -----------     -----------     -----------
          Total assets                                                           $ 5,667,670     $ 4,934,095     $ 5,228,382
                                                                                 ===========     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand                                                  $   916,942     $   885,833     $   840,184
     Interest-bearing:
          Savings and money market                                                 2,242,923       2,048,715       2,081,142
          Time under $100,000                                                        660,850         513,841         512,076
          Time over $100,000                                                         137,677         123,455         102,512
          Foreign                                                                    136,622         134,132          92,359
                                                                                 -----------     -----------     -----------
                                                                                   4,095,014       3,705,976       3,628,273
Securities sold, not yet purchased                                                   132,303          81,437         275,950
Federal funds purchased and security repurchase agreements                           790,371         524,538         715,767
Accrued liabilities                                                                   76,931          70,873          64,728
Federal Home Loan Bank advances and other borrowings:
     Less than one year                                                               15,469          25,748          26,770
     Over one year                                                                    90,334         101,571         103,702
Long-term debt                                                                        57,282          58,182          58,862
                                                                                 -----------     -----------     -----------
          Total liabilities                                                        5,257,704       4,568,325       4,874,052
                                                                                 -----------     -----------     -----------
Shareholders' equity:
     Capital stock:
          Preferred stock, without par value; authorized 3,000,000
               shares; issued and outstanding, none                                     --              --              --
          Common stock, without par value; authorized 30,000,000
               shares; issued and outstanding, 14,538,587, 14,559,552
               and 14,555,896 shares                                                  73,474          79,193          79,027
     Net unrealized holding gains and losses on securities available for sale           (149)         (5,866)         (4,212)
     Retained earnings                                                               336,641         292,443         279,515
                                                                                 -----------     -----------     -----------
          Total shareholders' equity                                                 409,966         365,770         354,330
                                                                                 -----------     -----------     -----------
          Total liabilities and shareholders' equity                             $ 5,667,670     $ 4,934,095     $ 5,228,382
                                                                                 ===========     ===========     ===========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                  Three Months Ended      Nine Months Ended
                                                                                     September 30,          September 30,
                                                                                  ------------------      -----------------
(In thousands)                                                                     1995       1994        1995         1994
                                                                                   ----       ----        ----         ----
Interest income:
     Interest and fees on loans                                                 $ 63,928     $55,694    $179,915     $152,242
     Interest on loans held for sale                                               2,422       3,196       6,730        9,594
     Interest on money market investments                                         16,796      10,570      40,863       27,377
     Interest on securities:
          Held to maturity:
               Taxable                                                            16,468      10,876      48,309       28,336
               Nontaxable                                                          3,181       2,716       9,276        8,062
          Available for sale                                                       5,927       5,101      17,313       14,980
          Trading account                                                          2,301       4,489       6,977       11,117
     Lease financing                                                               2,556       2,297       7,411        7,216
                                                                                --------     -------    --------     --------
          Total interest income                                                  113,579      94,939     316,794      258,924
                                                                                --------     -------    --------     --------
Interest expense:
     Interest on savings and money market deposits                                20,968      16,027      61,130       43,819
     Interest on time deposits under $100,000                                      9,200       4,970      23,023       15,019
     Interest on time deposits over $100,000                                       2,043       1,116       4,803        2,844
     Interest on foreign deposits                                                  1,878       1,263       5,699        2,876
     Interest on securities sold, not yet purchased                                1,537       3,500       4,278        7,140
     Interest on borrowed funds                                                   20,030      16,204      50,840       41,825
                                                                                --------     -------    --------     --------
          Total interest expense                                                  55,656      43,080     149,773      113,523
                                                                                --------     -------    --------     --------
          Net interest income                                                     57,923      51,859     167,021      145,401
Provision for loan losses                                                            800         440       2,250        1,197
                                                                                --------     -------    --------     --------
          Net interest income after provision for loan losses                     57,123      51,419     164,771      144,204
                                                                                --------     -------    --------     --------
Noninterest income:
     Service charges on deposit accounts                                           7,239       5,991      21,204       17,641
     Other service charges, commissions and fees                                   6,426       5,870      17,866       16,951
     Trust income                                                                  1,006         947       3,238        3,223
     Investment securities gains (losses), net                                       486          80         433         (254)
     Trading account income                                                          774       1,019      (2,052)       1,414
     Loan sales and servicing income                                               5,709       2,293      17,278        9,591
     Other income                                                                  2,296       3,909       4,115        6,404
                                                                                --------     -------    --------     --------
          Total noninterest income                                                23,936      20,109      62,082       54,970
                                                                                --------     -------    --------     --------
Noninterest expenses:
     Salaries and employee benefits                                               26,566      23,234      74,929       69,015
     Occupancy, net                                                                2,668       2,686       7,728        7,289
     Furniture and equipment expense                                               3,339       2,909       9,597        8,206
     Other real estate expense                                                         6         (44)         63            7
     Legal and professional services                                                 876       1,396       2,977        3,603
     Supplies                                                                      1,374       1,153       3,769        3,575
     Postage                                                                       1,271       1,128       3,779        3,416
     FDIC premiums                                                                  (194)      1,937       3,723        5,611
     Amortization of intangible assets                                               988       1,201       2,659        2,860
     Other expenses                                                               10,121       9,139      28,491       25,644
                                                                                --------     -------    --------     --------
          Total noninterest expenses                                              47,015      44,739     137,715      129,226
                                                                                --------     -------    --------     --------
Income before income taxes                                                        34,044      26,789      89,138       69,948
Income taxes                                                                      11,753       9,124      30,325       23,427
                                                                                --------     -------    --------     --------
Net income                                                                      $ 22,291     $17,665    $ 58,813     $ 46,521
                                                                                ========     =======    ========     ========

Weighted average common and common-equivalent shares outstanding                  14,702      14,721      14,717       14,566

Net income per common share                                                        $1.52       $1.20       $4.00        $3.19

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30,
                                                                        ------------------                 -----------------
(In thousands)                                                        1995              1994              1995           1994
                                                                      ----              ----              ----           ----
Cash flows from operating activities:
     Net income                                                  $     22,291     $     17,665     $     58,813     $     46,521
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses                                       800              440            2,250            1,197
          Write-downs of other real estate owned                           33               15               41              179
          Depreciation of premises and equipment                        2,747            2,412            7,785            6,657
          Amortization of premium on core deposits and
               other intangibles                                          988            1,201            2,659            2,860
          Amortization of net premium/discount on
               investment securities                                      803            1,298            2,917            4,077
          Accretion of unearned income and fees, net of
               related costs                                            2,655              121            4,123           (2,239)
          Proceeds from sales of trading account securities        30,788,257       25,409,178       82,360,491       71,376,169
          Increase in trading account securities                  (30,870,700)     (25,326,082)     (82,316,925)     (71,508,556)
          Net (gain) loss on sales of investment securities              (486)             (80)            (433)             254
          Proceeds from loans held for sale                           112,309          163,724          272,704          598,840
          Increase in loans held for sale                            (129,806)        (145,346)        (291,135)        (531,986)
          Net gain on sales of loans, leases and other assets          (3,989)          (3,074)         (11,222)          (6,488)
          Net gain on sales of other real estate owned                    (11)            (183)             (89)            (208)
          Change in accrued income taxes                                1,375           (1,350)           1,291           (1,397)
          Change in accrued interest receivable                        (2,814)          (1,386)          (5,466)          (5,288)
          Change in other assets                                       (1,812)          (2,401)            (956)          (6,200)
          Change in accrued interest payable                            3,747            2,706            3,772            2,664
          Change in accrued liabilities                                 1,636            1,335            1,382           (4,397)
                                                                 ------------     ------------     ------------     ------------
               Net cash provided by (used in) operating
                    activities                                        (71,977)         120,193           92,002          (27,341)
                                                                 ------------     ------------     ------------     ------------

Cash flows from investing activities:
     Net  (increase) decrease in money market investments             168,148          163,275         (353,575)         (67,481)
     Proceeds from sales of investment securities
          held to maturity                                              6,950             --              6,950             --
     Proceeds from maturities of investment securities
          held to maturity                                             90,577           36,944          141,049          104,797
     Purchases of investment securities held to maturity             (115,033)        (115,140)        (193,230)        (245,966)
     Proceeds from sales of investment securities
          available for sale                                           74,929            9,097          182,692           90,030
     Proceeds from maturities of investment securities
          available for sale                                           21,143           12,905          193,370           99,737
     Purchases of investment securities available for sale           (117,366)         (10,141)        (408,163)        (159,604)
     Proceeds from sales of loans and leases                          235,916          251,500          470,402          361,589
     Net increase in loans and leases                                (246,099)        (183,403)        (717,286)        (464,328)
     Principal collections on leveraged leases                           --               --                 38             --
     Proceeds from sales of premises and equipment                         11              332              410              756
     Purchases of premises and equipment                               (4,394)          (3,408)         (13,851)          (9,221)
     Proceeds from sales of other real estate owned                       108            1,066            1,453            3,926
     Proceeds from sales of mortgage servicing rights                     494            2,654              992            2,688
     Purchases of mortgage servicing rights                              (312)            (107)            (373)            (530)
     Proceeds from sales of other assets                                  133              278              492              527
     Cash paid for acquisitions, net of cash received                     (26)            --              1,566            9,851
                                                                 ------------     ------------     ------------     ------------
               Net cash  provided by (used in) investing
                    activities                                        115,179          165,852         (687,064)        (273,229)
                                                                 ------------     ------------     ------------     ------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                         ------------------          ------------------
(In thousands)                                           1995          1994          1995          1994
                                                         ----          ----          ----          ----
Cash flows from financing activities:
     Net increase in deposits                           204,834        29,097       357,900       100,213
     Net change in short-term funds borrowed           (220,423)     (265,547)      307,864       232,341
     Proceeds from FHLB advances over one year             --           2,293          --          13,401
     Payments on FHLB advances over one year             (4,160)       (4,012)      (12,344)      (61,808)
     Payments on long-term debt                            (244)         (245)         (900)         (725)
     Proceeds from issuance of common stock                 119          --             989           277
     Payments to redeem common stock                     (1,083)         --         (18,208)         --
     Dividends paid                                      (5,125)       (4,375)      (14,615)      (12,926)
                                                      ---------     ---------     ---------     ---------
               Net cash provided by (used in)
                    financing  activities               (26,082)     (242,789)      620,686       270,773
                                                      ---------     ---------     ---------     ---------
Net increase (decrease) in cash and due from banks       17,120        43,256        25,624       (29,797)
Cash and due from banks at beginning of period          325,447       265,917       316,943       338,970
                                                      ---------     ---------     ---------     ---------
Cash and due from banks at end of period              $ 342,567     $ 309,173     $ 342,567     $ 309,173
                                                      =========     =========     =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                                ------------------      -----------------
(In thousands)                                    1995       1994       1995        1994
                                                  ----       ----       ----        ----
Cash paid for:
     Interest                                   $51,972    $40,808    $146,420    $112,102
     Income taxes                                12,494      9,297      30,033      21,898
Loans transferred to other real estate owned        343        898         576       2,306


ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(UNAUDITED)

                                                                                          Twelve Months
                                                                 Nine Months Ended           Ended
                                                                    September 30,          December 31,
                                                                 -----------------        -------------
(In thousands)                                                   1995           1994           1994
                                                                 ----           ----           ----
Balance at beginning of period                                $ 292,443     $ 245,920       $ 245,920
Add:
     Net income                                                  58,813        46,521          63,827
                                                              ---------     ---------       ---------
                                                                351,256       292,441         309,747
Deduct cash dividends:
     Preferred, paid by subsidiary to minority shareholder          (29)          (23)            (33)
     Common, per share $ 1.00 in 1995 and
          $ .86 and $ 1.16 in 1994                              (14,586)      (12,418)        (16,786)
     Common dividend of NBA prior to merger                        --            (485)           (485)
                                                              ---------     ---------       ---------
Balance at end of period                                      $ 336,641     $ 279,515       $ 292,443
                                                              =========     =========       =========

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. During the third quarter, the Company sold securities from its held to maturity portfolio. This was in response to the deterioration of the issuer's creditworthiness and continued downgrading in the issuer's published credit rating. The amortized cost of the sold securities totaled $6,602,000 and the related realized gain amounted to $200,000. Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1994.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS, Statement) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 modified certain other provisions of SFAS No. 114, and requires information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. Adoption of the Statements did not have a significant impact on the Company's results of operations. The Company's recorded investment in impaired loans amounted to $9,873,000 and $3,730,000 respectively, as of January 1, 1995 and September 30, 1995. Allowance for loan losses related to impaired loans as of January 1, 1995 and September 30, 1995 amounted to $26,000 and $29,000, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
(UNAUDITED)

                                                               Three Months Ended                           Nine Months Ended
                                                                 September 30,                                September 30,
                                                       ------------------------------------       ----------------------------------
(In thousands, except per share and ratio data)        1995            1994        % Change      1995            1994      % Change
                                                       ----            ----        --------      ----            ----      ---------
EARNINGS
Net income                                         $    22,291     $    17,665       26.2%   $    58,813      $    46,521      26.4%


PER COMMON SHARE
Net income                                                1.52            1.20       26.7%          4.00             3.19      25.4%
Dividends                                                  .35             .30       16.7%          1.00              .86      16.3%

Book value at September 30                                                                         28.20            24.34      15.9%
Market value at September 30                                                                       61.25            39.50      55.1%
Weighted average common and common-
     equivalent shares outstanding                  14,702,000      14,721,000                14,717,000       14,566,000
Common shares outstanding at September 30                                                     14,538,587       14,555,896

BALANCES AT PERIOD END
Total assets                                                                                 $ 5,667,670      $ 5,228,382       8.4%
Money market investments                                                                         759,498          667,013      13.9%
Securities                                                                                     1,716,350        1,532,726      12.0%
Net loans and leases                                                                           2,679,485        2,574,644       4.1%
Allowance for loan losses                                                                         68,309           66,847       2.2%
Total deposits                                                                                 4,095,014        3,628,273      12.9%
Shareholders' equity                                                                             409,966          354,330      15.7%
Nonperforming assets                                                                              11,763           20,312    - 42.1%
Loans past due 90 days or more                                                                    13,724            2,912     371.3%

PERFORMANCE RATIOS
Net interest margin                                       4.30%           4.07%                     4.50%            3.93%
Return on average assets                                  1.48%           1.25%                     1.41%            1.13%
Return on average common equity                          21.87%          20.26%                    20.21%           18.65%
Common dividend payout                                   22.95%          24.72%                    24.80%           27.74%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at September 30                                                            .44%             .79%

CAPITAL RATIOS
Average equity to average assets                          6.79%           6.15%                     6.99%            6.05%
Leverage ratio at September 30                                                                      5.97%            5.74%
Tier I risk-based capital at September 30                                                          11.31%           11.27%
Total risk-based capital at September 30                                                           14.24%           14.41%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Consolidated net income for the third quarter was $22,291,000 or $1.52 per share, an increase of 26.2% and 26.7%, respectively, over the $17,665,000 or $1.20 per share earned in the third quarter of 1994, and an increase of 8.6% and 9.4%, respectively, over the $20,521,000 or $1.39 per share earned in the second quarter of 1995. The earnings strength in the third quarter of 1995 was the result of strong revenue growth combined with good expense control. Noninterest expense growth was moderated as a result of a reduction and rebate of FDIC insurance premiums which resulted in a $2,131,000 decrease in FDIC premium expense (approximately $.09 per share after tax) as compared to the third quarter of 1994. The FDIC's Bank Insurance Fund is now fully capitalized, and the Company expects much lower ongoing levels of FDIC insurance expense than it has experienced over the past several years.

Consolidated net income for the first nine months of 1995 was $58,813,000 or $4.00 per share, an increase of 26.4% and 25.4%, respectively, over the $46,521,000 or $3.19 earned during the first nine months of 1994. This stronger level of profitability achieved for the first nine months of 1995 included a $3,090,000 unusual loss in the Company's trading account during the first quarter of 1995, as well as a $1,300,000 expense associated with the closing and transfer of Zions First National Bank's capital markets operation in New York City to the bank's headquarters in Salt Lake City and a $2,192,000 rebate of FDIC insurance premiums.

The Company's third-quarter $4,626,000 (26.2%) increase in earnings relative to the same period a year ago reflects a $6,064,000 (11.7%) increase in net interest income, a $3,827,000 (19.0%) increase in noninterest income, offset by a $360,000 (81.8%) increase in the provision for loan losses, a $2,276,000 (5.1%) increase in noninterest expenses and a $2,629,000 (28.8%) increase in income tax expense.

The $12,292,000 (26.4%) increase in net income for the nine-month period ended September 30, 1995, compared to the similar period in 1994, reflects a $21,620,000 (14.9%) increase in net interest income, a $7,112,000 (12.9%)
increase in noninterest income, offset by a $1,053,000 (88.0%) increase in the provision for loan losses, a $8,489,000 (6.6%) increase in noninterest expenses and a $6,898,000 (29.4%) increase in income tax expense.

The annualized return on average assets for the third quarter and for the first nine months of 1995 was 1.48% and 1.41% compared to a 1.25% and 1.13%, respectively, in 1994, resulting in an annualized return on average common shareholders' equity of 21.87% and 20.21% for the third quarter and for the first nine months of 1995, compared to 20.26% and 18.65% for the same periods of 1994.

ZIONS BANCORPORATION AND SUBSIDIARIES

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the third quarter of 1995, adjusted to a fully taxable-equivalent basis, increased 11.8% to $59,286,000 from the third quarter of 1994, and increased 3.6% from the second quarter of 1995. Net interest margin was 4.30%, compared to 4.07% for the third quarter of 1994, and 4.56% for the second quarter of 1995. Nine-month net interest income, on a fully taxable-equivalent basis, was $170,996,000 in 1995, an increase of 14.9% compared to $148,856,000 for the first nine months of 1994. Net interest margin for the first nine months of 1995 was 4.50%, compared to 3.93% for the first nine months of 1994.

The yield on average earning assets increased 96 basis points during the third quarter of 1995 as compared to the third quarter of 1994, but decreased 18 basis points from the second quarter of 1995. The average rate paid this quarter on interest-bearing funds increased 92 basis points from the third quarter of 1994, and increased 10 basis points from the second quarter of 1995. Comparing the first nine months of 1995 with 1994, the yield on average earning assets increased 151 basis points, while the cost of interest-bearing funds increased by 116 basis points.

The spread on average interest-bearing funds for the third quarter of 1995 was 3.52%, up from the 3.48% for the third quarter of 1994 but down from the 3.80% for the second quarter of 1995. The spread on average interest-bearing funds for the first nine months of 1995 was 3.73% compared with 3.38% for the same period in 1994.

The Company attempts to minimize interest rate movement sensitivity through the management of interest rate maturities, and to a lesser extent, the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contract agreements. Net interest income to the Company from the use of such off-balance sheet arrangements for the first nine months of 1995 was $403,000 compared to $153,000 for the first nine months of 1994. Net interest margin is also affected by the Company's maintenance of a strong liquidity position.

The increased level of taxable-equivalent net interest income and the increase in net interest margin in the third quarter and in the first nine months of 1995, compared to the same periods in 1994, resulted primarily from the effect of rates on earning assets increasing more than rates paid on interest-bearing funds.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(UNAUDITED)

                                                          Three Months Ended                  Nine Months Ended
                                                          September 30, 1995                  September 30, 1995
                                                   --------------------------------    --------------------------------
                                                    Average     Amount of   Average     Average     Amount of   Average
(In thousands)                                      Balance    Interest(1)    Rate      Balance    Interest(1)    Rate
                                                   ---------   ----------   -------    ---------   ----------   -------
ASSETS
Money market investments:
     Interest-bearing deposits                    $   28,403    $    347     4.85%    $   24,531    $    858     4.68%
     Federal funds sold and security
          resell agreements                        1,096,434      16,449     5.95%       899,560      40,005     5.95%
                                                  ----------    --------              ----------    --------
          Total money market investments           1,124,837      16,796     5.92%       924,091      40,863     5.91%
                                                  ----------    --------              ----------    --------
Securities:
     Held to maturity:
          Taxable                                    901,510      16,468     7.25%       904,548      48,309     7.14%
          Nontaxable                                 212,618       4,544     8.48%       207,790      13,251     8.53%
     Available for sale                              383,887       5,927     6.13%       355,139      17,313     6.52%
     Trading account                                 157,405       2,301     5.80%       142,665       6,977     6.54%
                                                  ----------    --------              ----------    --------
          Total securities                         1,655,420      29,240     7.01%     1,610,142      85,850     7.13%
                                                  ----------    --------              ----------    --------
Loans:
     Loans held for sale                             120,632       2,422     7.97%       109,490       6,730     8.22%
     Net loans and leases(2)                       2,572,250      66,484    10.25%     2,439,288     187,326    10.27%
                                                  ----------    --------              ----------    --------
          Total loans                              2,692,882      68,906    10.15%     2,548,778     194,056    10.18%
                                                  ----------    --------              ----------    --------
Total interest-earning assets                     $5,473,139    $114,942     8.33%    $5,083,011    $320,769     8.44%
                                                                --------                            --------
Cash and due from banks                              321,175                             317,825
Allowance for loan losses                            (68,117)                            (67,671)
Other assets                                         229,385                             231,901
                                                  ----------                          ----------
Total assets                                      $5,955,582                          $5,565,066
                                                  ==========                          ==========

LIABILITIES
Interest-bearing deposits:
     Savings deposits                             $  710,452     $ 5,618     3.14%    $  726,870    $ 17,068     3.14%
     Money market deposits                         1,464,506      15,350     4.16%     1,402,094      44,062     4.20%
     Time deposits under $100,000                    652,169       9,200     5.60%       599,889      23,023     5.13%
     Time deposits $100,000 or more                  129,709       2,043     6.25%       111,229       4,803     5.77%
     Foreign deposits                                146,712       1,878     5.08%       144,808       5,699     5.26%
                                                  ----------    --------              ----------    --------
          Total interest-bearing deposits          3,103,548      34,089     4.36%     2,984,890      94,655     4.24%
                                                  ----------    --------              ----------    --------
Borrowed funds:
     Securities sold, not yet purchased               97,723       1,537     6.24%        90,505       4,278     6.32%
     Federal funds purchased and security
          repurchase agreements                    1,222,388      16,802     5.45%     1,005,326      41,213     5.48%
     FHLB advances and other borrowings:
          Less than one year                          19,140         464     9.62%        21,286       1,108     6.96%
          Over one year                               92,144       1,501     6.46%        95,716       4,672     6.53%
     Long-term debt                                   57,456       1,263     8.72%        57,712       3,847     8.91%
                                                  ----------    --------              ----------    --------
          Total borrowed funds                     1,488,851      21,567     5.75%     1,270,545      55,118     5.80%
                                                  ----------    --------              ----------    --------
Total interest-bearing liabilities                $4,592,399     $55,656     4.81%    $4,255,435    $149,773     4.71%
                                                                --------                            --------


Noninterest-bearing deposits                         863,803                             821,053
Other liabilities                                     95,026                              99,458
                                                  ----------                          ----------
Total liabilities                                  5,551,228                           5,175,946
Total shareholders' equity                           404,354                             389,120
                                                  ----------                          ----------
Total liabilities and shareholders' equity        $5,955,582                          $5,565,066
                                                  ==========                          ==========

Spread on average interest-bearing funds                                     3.52%                               3.73%
                                                                             ====                                ====
Net interest income and net yield on
     interest-earning assets                                     $59,286     4.30%                  $170,996     4.50%
                                                                 =======     ====                   ========     ====

(1) Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(UNAUDITED)

                                                           Three Months Ended                    Nine Months Ended
                                                           September 30, 1994                    September 30, 1994
                                                    --------------------------------      -----------------------------------
                                                     Average    Amount of    Average       Average     Amount of     Average
(In thousands)                                       Balance   Interest(1)    Rate         Balance    Interest(1)      Rate
                                                    ---------  ----------  ---------      ---------  -----------     --------
ASSETS
Money market investments:
     Interest-bearing deposits                     $   24,317     $   128      2.09%     $   24,597   $      633       3.44%
     Federal funds sold and security
          resell agreements                           923,150      10,442      4.49%        939,038       26,744       3.81%
                                                   ----------     -------                ----------   ----------
          Total money market investments              947,467      10,570      4.43%        963,635       27,377       3.80%
                                                   ----------     -------                ----------   ----------
Securities:
     Held to maturity:
          Taxable                                     719,144      10,876      6.00%        703,774       28,336       5.38%
          Nontaxable                                  198,884       3,880      7.74%        192,404       11,517       8.00%
     Available for sale                               338,286       5,101      5.98%        337,374       14,980       5.94%
     Trading account                                  306,750       4,489      5.81%        278,078       11,117       5.35%
                                                   ----------     -------                ----------   ----------
          Total securities                          1,563,064      24,346      6.18%      1,511,630       65,950       5.83%
                                                   ----------     -------                ----------   ----------
Loans:
     Loans held for sale                              187,718       3,196      6.75%        200,866        9,594       6.39%
     Net loans and leases(2)                        2,474,276      57,991      9.30%      2,387,482      159,458       8.93%
                                                   ----------     -------                ----------   ----------
          Total loans                               2,661,994      61,187      9.12%      2,588,348      169,052       8.73%
                                                   ----------     -------                ----------   ----------
Total interest-earning assets                      $5,172,525     $96,103      7.37%     $5,063,613     $262,379       6.93%
                                                                  -------                             ----------
Cash and due from banks                               318,979                               325,485
Allowance for loan losses                            (69,247)                              (68,681)
Other assets                                          201,030                               191,496
                                                   ----------                            ----------
Total assets                                       $5,623,287                            $5,511,913
                                                   ==========                            ==========

LIABILITIES
Interest-bearing deposits:
     Savings deposits                              $  755,520     $ 5,443      2.86%     $  734,112     $ 16,121       2.94%
     Money market deposits                          1,309,768      10,584      3.21%      1,268,662       27,698       2.92%
     Time deposits under $100,000                     491,117       4,970      4.01%        515,597       15,019       3.89%
     Time deposits $100,000 or more                    88,187       1,116      5.02%         93,079        2,844       4.09%
     Foreign deposits                                 110,832       1,263      4.52%        101,794        2,876       3.78%
                                                   ----------     -------                ----------   ----------
          Total interest-bearing deposits           2,755,424      23,376      3.37%      2,713,244       64,558       3.18%
                                                   ----------     -------                ----------   ----------
Borrowed funds:
     Securities sold, not yet purchased               224,294       3,500      6.19%        169,924        7,140       5.62%
     Federal funds purchased and security
          repurchase agreements                     1,215,339      13,117      4.28%      1,169,377       32,159       3.68%
     FHLB advances and other borrowings:
          Less than one year                           29,249         397      5.38%         40,497        1,388       4.58%
          Over one year                               104,640       1,433      5.43%        124,312        4,255       4.58%
     Long-term debt                                    59,226       1,257      8.42%         59,408        4,023       9.05%
                                                   ----------     -------                ----------   ----------
          Total borrowed funds                      1,632,748      19,704      4.79%      1,563,518       48,965       4.19%
                                                   ----------     -------                ----------   ----------
Total interest-bearing liabilities                 $4,388,172     $43,080      3.89%     $4,276,762     $113,523       3.55%
                                                                  -------                             ----------
Noninterest-bearing deposits                          819,894                               829,450
Other liabilities                                      69,248                                72,240
                                                   ----------                            ----------
Total liabilities                                   5,277,314                             5,178,452
Total shareholders' equity                            345,973                               333,461
                                                   ----------                            ----------
Total liabilities and shareholders' equity         $5,623,287                            $5,511,913
                                                   ==========                            ==========

Spread on average interest-bearing funds                                       3.48%                                   3.38%
                                                                               ====                                    ====
Net interest income and net yield on
     interest-earning assets                                      $53,023      4.07%                    $148,856       3.93%
                                                                  =======      ====                   ==========       ====

 (1) Taxable-equivalent rates used where applicable.

 (2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 81.8% to $800,000 for the third quarter of 1995, as compared with $440,000 for the third quarter of 1994, but decreased 5.9% from the $850,000 for the second quarter of 1995. Net charge-offs for the third quarter of 1995 were $244,000 or .01% of average net loans and leases, compared to net charge-offs of $2,574,000 or .10% of average net loans and leases for the third quarter of 1994, and net charge-offs of $718,000 or .03% of average loans and leases for the second quarter of 1995. The provision for loan losses for the first nine months of 1995 totaled $2,250,000, 88.0% more than the $1,197,000 provision for the first nine months of 1994. Net charge-offs for the first nine months of 1995 were $1,208,000 or .05% of average net loans and leases, compared to $4,119,000 or .16% of average net loans and leases of the first nine months of 1994.

NONINTEREST INCOME

Noninterest income for the third quarter of 1995 totaled $23,936,000, an increase of 19.0% from the $20,109,000 for the third quarter of 1994 and an increase of 8.3% over the second quarter of 1995. Comparing the segments of noninterest income for the third quarter of 1995 and the third quarter of 1994, service charges on deposit accounts, other service charges, commissions and fees, trust income, and loan sales and servicing income increased 20.8%, 9.5%, 6.2% and 149.0%, respectively, while trading account income and other income decreased 24.0% and 41.3%, respectively, and sales of investment securities resulted in substantially greater net gains.

Noninterest income for the nine months ending September 30, 1995 increased 12.9% to $62,082,000, compared to $54,970,000 for the first nine months of 1994. Comparing the segments of noninterest income for the first nine months of 1995 and the first nine months of 1994, service charges on deposit accounts, other service charges, commissions and fees, trust income, and loan sales and servicing income increased 20.2%, 5.4%, .5% and 80.1%, respectively, while trading account income excluding the $3,090,000 unusual loss during the first quarter decreased 26.6%, and other income decreased 35.7% due primarily from a greater gain on the sale of mortgage servicing rights in the third quarter of 1994. Sales of investment securities during the first nine months resulted in net gains in 1995 compared to net losses in 1994.

NONINTEREST EXPENSES

Noninterest expenses for the third quarter of 1995, totaling $47,015,000, increased 5.1% from the $44,739,000 for the third quarter of 1994, and increased 2.5% from the $45,882,000 for the second quarter of 1995. Comparing the noninterest expense segments for the third quarter of 1995 and the third quarter of 1994, salaries and employee benefits increased 14.3%, occupancy, furniture and equipment expenses increased 7.4%, FDIC premium expense decreased 110.0% and the total of all other expenses increased 4.7%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Noninterest expenses for the nine months ending September 30, 1995 of $137,715,000 increased 6.6% compared to the $129,226,000 for the corresponding period in 1994. Comparing the noninterest expense segments for the first nine months of 1995 and the first nine months of 1994, salaries and employee benefits increased 8.6%, occupancy, furniture and equipment expenses increased 11.8%, FDIC premium expense decreased 33.6%, and the total of all other expenses increased 6.7%.

The increase in salaries and employee benefits resulted primarily from increased staffing of branch offices opened and acquired and SBA loan origination activities, as well as general salary increases, bonuses and employee benefit costs. The increase in occupancy, furniture and equipment expenses resulted primarily from additional branch facilities, from the further expansion of the ATM network, and the installation of personal computers and local area networks. The increase in all other expenses resulted primarily from increases in supplies, postage, telecommunications and advertising expenses related to acquisitions and expansion. At September 30, 1995, the Company had 2,827 full-time equivalent employees, 126 offices and 256 ATMs compared to 2,695 full-time equivalent employees, 118 offices and 215 ATMs at December 31, 1994. As expansion continues to improve revenue growth, the Company is continuing its effort to reduce the cost structure and improve efficiency.

INCOME TAXES

The Company's income taxes increased 28.8% to $11,753,000 for the third quarter of 1995 compared to $9,124,000 for the third quarter of 1994, and $10,749,000 for the second quarter of 1995. The Company's income taxes increased 29.4% to $30,325,000 for the first nine months of 1995 compared to $23,427,000 for the first nine months of 1994, primarily due to the 27.4% increase in before-tax income. The Company's effective tax rate increased slightly to 34.0% for the first nine months of 1995 from 33.5% for the first nine months of 1994.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased to $5,083.0 million in the nine months ended September 30, 1995 compared to $5,063.6 million in the nine months ended September 30, 1994. Earning assets comprised 91.3% of total average assets for the first nine months of 1995, compared with 91.9% for the first nine months of 1994.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements decreased 4.1% to $924.1 million in the first nine months of 1995 compared to $963.6 million in the first nine months of 1994.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first nine months of 1995, average securities increased 6.5% to $1,610.1 million compared to $1,511.6 million in the first nine months of 1994. Average held to maturity taxable securities increased 28.5%, held to maturity nontaxable securities increased 8.0%, available for sale securities increased 5.3%, and trading account securities decreased 48.7% compared with the first nine months of 1994.

Average net loans and leases decreased 1.5% to $2,548.8 million in the first nine months of 1995 compared to $2,588.3 million in the first nine months of 1994, representing 50.1% of earning assets in the first nine months of 1995 compared to 51.1% in the first nine months of 1994.

INVESTMENT SECURITIES

The following table presents the Company's investment securities at September 30, 1995, December 31, 1994 and September 30, 1994.

                                                        September 30,              December 31,             September 30,
                                                            1995                      1994                      1994
                                                    --------------------      ---------------------     --------------------
                                                    Amortized     Market      Amortized      Market     Amortized     Market
(In thousands)                                         cost       value          cost        value        cost        value
                                                   ----------     ------      ---------      ------     ---------     ------
Held to maturity
----------------
U.S. government agencies and corporations:
     Small Business Administration
          loan-backed securities                   $  504,687  $  509,862    $  460,163  $   459,313  $  412,581  $  413,747
     Other agency securities                          322,600     320,604       271,440      262,144     266,079     260,839
States and political subdivisions                     268,490     274,092       243,225      242,754     238,318     238,031
                                                   ----------  ----------    ----------  -----------  ----------  ----------
                                                    1,095,777   1,104,558       974,828      964,211     916,978     912,617

Mortgage-backed securities                             59,951      60,379        56,079       54,587      57,708      57,029
                                                   ----------  ----------    ----------   ----------  ----------  ----------
                                                   $1,155,728  $1,164,937    $1,030,907   $1,018,798  $  974,686  $  969,646
                                                   ----------  ----------    ----------   ----------  ----------  ----------

Available for sale
------------------
U.S. Treasury securities                           $   31,226  $   31,139    $   48,269   $   47,177  $   56,403  $   55,717
U.S. government agencies                              110,362     110,421        33,304       33,304      33,268      33,268
                                                   ----------  ----------    ----------   ----------  ----------  ----------
                                                      141,588     141,560        81,573       80,481      89,671      88,985
                                                   ----------  ----------    ----------   ----------  ----------  ----------
Mortgage-backed securities                             67,986      68,204        55,560       54,334      44,862      44,421
                                                   ----------  ----------    ----------   ----------  ----------  ----------
Equity securities:
    Mutual funds:

          Accessor Funds, Inc.                        119,059     118,505       118,803      111,529     119,645     113,819
          Other                                           556         556           534          534         528         528
     Stock:

          Federal Home Loan Bank                       70,538      70,538        65,861       65,861      76,657      76,657
          Other                                         5,368       5,499         2,785        2,839       2,807       2,910
                                                   ----------  ----------    ----------   ----------  ----------  ----------
                                                      195,521     195,098       187,983      180,763     199,637     193,914
                                                   ----------  ----------    ----------   ----------  ----------  ----------
                                                   $  405,095  $  404,862    $  325,116   $  315,578  $  334,170  $  327,320
                                                   ----------  ----------    ----------   ----------  ----------  ----------
Total                                              $1,560,823  $1,569,799    $1,356,023   $1,334,376  $1,308,856  $1,296,966
                                                   ==========  ==========    ==========   ==========  ==========  ==========

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

The table below sets forth the amount of loans outstanding by type at September 30, 1995, December 31, 1994 and September 30, 1994.


(In thousands)
                                                                     September 30,              December 31,          September 30,
Types                                                                     1995                     1994                   1994
-----                                                                    -----                     ----                   ----
Loans held for sale                                                  $  128,859                $  108,649             $  146,661
Commercial, financial, and agricultural                                 651,453                   495,647                462,161
Real estate:

     Construction                                                       251,216                   218,244                212,245
     Other                                                            1,194,098                 1,062,423              1,254,880
Consumer                                                                350,377                   391,033                370,359
Lease financing                                                         127,315                   129,547                126,790
Other receivables                                                         5,158                    10,509                 21,313
                                                                     ----------                ----------             ----------
     Total loans                                                     $2,708,476                $2,416,052             $2,594,409
                                                                     ==========                ==========             ==========


Loans held for sale at September 30, 1995 increased 18.6% from year-end 1994. All other loans, net of unearned income and fees, increased 11.7% to $2,550.6 million at September 30, 1995, compared to $2,282.6 million at December 31, 1994. Commercial loans, real estate construction loans, and other real estate-secured loans increased from year end 31.4%, 15.1% and 12.4%, respectively, as consumer loans, lease financing and other receivables decreased 10.4%, 1.7% and 50.9%, respectively. Within the other real estate-secured loan portfolio, 1-4 family residential loans decreased 6.3%, to $423.5 million, home equity credit line loans increased 80.9% to $72.4 million and all other real estate loans increased 22.4%, to $698.2 million. During the first nine months of 1995, $141.7 million of home equity credit line loans were sold from the real estate portfolio and $112.8 million of auto loans and $208.0 million of credit card receivables were sold from the consumer loan portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans and other real estate owned and other nonperforming assets, were $11,763,000 at September 30, 1995, down 37.9% from $18,943,000 at December
31, 1994, and down 42.1% from $20,312,000 at September 30, 1994. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .44%, .79% and .79% at September 30, 1995, December 31, 1994, and September 30, 1994, respectively.

Accruing loans past due 90 days or more totaled $13,724,000 at September 30, 1995, up 351.3% from $3,041,000 at December 31, 1994, and up 371.3% from
$2,912,000 at September 30, 1994.

No loans were considered potential problem loans at September 30, 1995, December 31, 1994 or September 30, 1994. Potential problem loans are defined as loans presently current by their terms, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The following table sets forth the nonperforming assets at September 30, 1995, December 31, 1994, and September 30, 1994.


                                                                  September 30,               December 31,      September 30,
(In thousands)                                                           1995                       1994               1994
                                                                         ----                       ----               ----
Nonaccrual loans                                                       $ 8,008                    $13,635            $14,476
Restructured loans                                                         252                        567                571
Other real estate owned and other
     nonperforming assets                                                3,503                      4,741              5,265
                                                                       -------                    -------            -------
     Total                                                             $11,763                    $18,943            $20,312
                                                                       =======                    =======            =======
% of net loans and leases*, other real estate
     owned and other nonperforming assets                                  .44%                       .79%               .79%

Accruing loans past due 90 days or more                                $13,724                    $ 3,041            $ 2,912
                                                                       =======                    =======            =======
% of net loans and leases*                                                 .51%                       .13%               .11%
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


                                                                                                                 Twelve Months
                                                                           Nine Months Ended                         Ended
(In thousands)                                                                September 30,                       December 31,
                                                                     -----------------------------                ------------
                                                                     1995                     1994                     1994
                                                                     ----                     ----                     ----
Average loans* and leases outstanding
     (net of unearned income)                                     $2,548,778               $2,588,348               $2,574,995
                                                                  ==========               ==========               ==========
Allowance for possible losses:
Balance at beginning of the period                                $   67,018               $   68,461               $   68,461
Allowance of companies acquired                                          249                    1,308                    1,308
Loans and leases charged-off:
     Loans held for sale                                                   -                        -                        -
     Commercial, financial and agricultural                             (606)                  (4,286)                  (5,158)
     Real estate                                                        (272)                    (530)                    (573)
     Consumer                                                         (5,028)                  (3,355)                  (4,756)
     Lease financing                                                      (5)                  (1,157)                  (1,174)
     Other receivables                                                     -                        -                        -
                                                                  ----------               ----------               ----------
          Total                                                       (5,911)                  (9,328)                 (11,661)
                                                                  ----------               ----------               ----------
Recoveries:
     Loans held for sale                                                   -                        -                        -
     Commercial, financial and agricultural                            2,114                    1,679                    2,180
     Real estate                                                         312                      491                      676
     Consumer                                                          2,003                    2,904                    3,732
     Lease financing                                                     274                      135                      141
     Other receivables                                                     -                        -                        -
                                                                  ----------               ----------               ----------
          Total                                                        4,703                    5,209                    6,729
                                                                  ----------               ----------               ----------
Net loan and lease charge-offs                                        (1,208)                  (4,119)                  (4,932)
Provision charged against earnings                                     2,250                    1,197                    2,181
                                                                  ----------               ----------               ----------
Balance at end of the period                                      $   68,309               $   66,847               $   67,018
                                                                  ==========               ==========               ==========

*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases                                            .06%                     .21%                     .19%

ZIONS BANCORPORATION AND SUBSIDIARIES

The allowance for loan losses as a percentage of net loans and leases was 2.55% at September 30, 1995, compared to 2.80% at December 31, 1994 and 2.60% at September 30, 1994. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 314.3% at September 30, 1995, compared to 401.9% at December 31, 1994 and 384.4% at September 30, 1994. The allowance, as a percentage of nonaccrual loans and restructured loans was 827.0% at September 30, 1995, compared to 471.9% at December 31, 1994 and 444.3% at September 30, 1994.

Included in the allowance for loan losses is an amount for unused loan commitments and standby letters of credit which at September 30, 1995, December 31, 1994, and September 30, 1994, amounted to $5,962,000, $3,674,000 and
$3,302,000, respectively. Unused loan commitments and standby letters of credit at September 30, 1995, December 31, 1994, and September 30, 1994, amounted to $1,517.1 million, $1,231.2 million and $1,278.5 million, respectively.

DEPOSITS

Average total deposits of $3,805.9 million for the first nine months of 1995 increased 7.4% over the $3,542.7 million for the first nine months of 1994, with average demand deposits decreasing 1.0%. Average money market deposits, and time deposits under $100,000, for the first nine months of 1995 increased 10.5% and 16.3% respectively, from the first nine months of 1994, while savings deposits decreased 1.0%. Average time deposits over $100,000 increased 19.5% and foreign deposits increased 42.3%, during the first nine months of 1995, compared with the same period one year earlier.

Total deposits increased 10.5% to $4,095.0 million at September 30, 1995, compared to $3,706.0 million at December 31, 1994. Comparing September 30, 1995 to December 31, 1994, demand deposits, savings and money market deposits, and time deposits under $100,000 increased 3.5%, 9.5% and 28.6%, respectively, while time deposits over $100,000 increased 11.5% and foreign deposits increased 1.9%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Average net loans and leases were 67.0% of average total deposits for the nine months ended September 30, 1995 compared to 73.1% for the nine months ended September 30, 1994. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. In addition, the Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of "short-term purchased" liabilities and wholesale deposits, totaled $1,529.0 million or 40.0% of core deposits at September 30, 1995, compared to $1,423.6 million or 41.3% of core deposits at December 31, 1994, and $1,230.8 million or 35.8% of core deposits at September 30, 1994.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 93.3% of total deposits at September 30, 1995 compared to 93.0% at December 31, 1994 and 94.6% at September 30, 1994.

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

CAPITAL RESOURCES AND DIVIDENDS

During the third quarter of 1995, the Company repurchased and retired 21,213 shares of its common stock at a cost of $1,083,000 to bring the 1995 total repurchased and retired common stock shares to 371,018 at a total cost of $18,208,000.

Total shareholders' equity at September 30, 1995 was $410.0 million, an increase of 12.1% over the $365.8 million at December 31, 1994, and an increase of 15.7% over the $354.3 million at September 30, 1994. The ratio of average equity to average assets for the first nine months of 1995 was 6.99%, compared to 6.05%, for the same period in 1994. At September 30, 1995, the Company's Tier I risk-based capital ratio was 11.31%, compared to 11.81% at December 31, 1994 and 11.27% at September 30, 1994. At September 30, 1995, the Company's total risk-based capital ratio was 14.24%, compared to 14.96% at December 31, 1994 and 14.41% at September 30, 1994. The Company's leverage ratio as of September 30, 1995 was 5.97%, compared to 6.24% at December 31, 1994 and 5.74% at September 30, 1994.

Dividends declared per common share for the third quarter of 1995 of $.35 increased 16.7% compared to $.30 for the third quarter of 1994. Dividends declared per common share of $1.00 for the first nine months of 1995 increased 16.3% compared to $.86 for the first nine months of 1994. The cash dividend payout to net income applicable to common shares for the first nine months of 1995 was 24.8%, compared to 27.7% for the first nine months of 1994.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.        OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

             a)       Exhibits

                      Exhibit 27 Article 9 Financial Schedules for Form 10-Q

             b)       Reports on Form 8-K

                      There were no reports on Form 8-K filed during the quarter ending September 30, 1995.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ZIONS BANCORPORATION

                                        /s/ Harris H. Simmons
                                        ----------------------------------------
                                        Harris H. Simmons, President and
                                        Chief Executive Officer


                                        /s/ Gary L. Anderson
                                        ----------------------------------------
                                        Gary L. Anderson, Senior Vice President
                                        and Chief Financial Officer

Dated: November 8, 1995

Exhibit
Number          Exhibit Description
-------         -------------------

  27      Financial Data Schedule