Form 10-K
period 1995-12-31
ZIONS BANCORPORATION /UT/
filed 1996-03-22
CIK 109380

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934

For the fiscal year ended December 31, 1995
                                       OR

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

                        Common Stock - without par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Aggregate Market Value of Common Stock Held by Nonaffiliates at
   February 27, 1996 ..............................................       $814,435,000

Number of Common Shares Outstanding at February 27, 1996 ..........  14,500,299 Shares


Documents Incorporated by Reference:

Definitive Proxy Statement (See Part III, Item 10, Item 11, Item 12, and Item
13).

                              ZIONS BANCORPORATION

                       ANNUAL REPORT FOR 1995 ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I
Item 1. Business                                                                                          1
Item 2. Properties                                                                                       13
Item 3. Legal Proceedings                                                                                14
Item 4. Submission of Matters to a Vote of Security Holders                                              14
Executive Officers of the Registrant                                                                     14

PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                            15
Item 6. Selected Consolidated Financial Data                                                             16
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations            17
Item 8. Financial Statements and Supplementary Data                                                      41
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             70

PART III
Item 10. Directors and Executive Officers of the Registrant                                              70
Item 11. Executive Compensation                                                                          70
Item 12. Security Ownership of Certain Beneficial Owners and Management                                  70
Item 13. Certain Relationships and Related Transactions                                                  70

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                70

PART I

ITEM 1.           BUSINESS

Zions Bancorporation (the Parent) is a multibank holding company organized under the laws of Utah in 1955, registered under the Bank Holding Company Act of 1956, as amended. Zions Bancorporation and its subsidiaries (the Company), is the second largest bank holding company headquartered in Utah and provides a full range of banking and related services primarily in Utah, Nevada, and Arizona. Its principal subsidiaries are banking subsidiaries which include Zions First National Bank, the second largest commercial banking organization in the state of Utah; Nevada State Bank, the fifth largest commercial bank in Nevada; and National Bank of Arizona, the fifth largest commercial bank in Arizona.

The Company's business and the businesses of many of its larger borrowers are primarily concentrated in the state of Utah. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the Utah economy and real estate markets.

The Company has focused in recent years on maintaining strong liquidity, risk-based capital and cash flow positions and on developing strong internal controls. An increasing focus is currently being placed on strengthening the Company's core businesses of retail banking, small- and medium-sized business lending, residential mortgage and investment activities by maintaining a competitive cost structure. In addition to these core businesses, the Company has built specialized lines of business in institutional investments, public finance, and provides financing to small businesses to improve revenue growth and profitability while attempting to minimize risk. The Company's general operating objectives include enhancing the Company's market position in Utah, Nevada, and Arizona through in-market acquisitions of smaller depository institutions, and through the continued development of the Company's present lines of business by use of new technology to reduce cost and provide new and innovative ways to reach and serve customers.

The Company is committed to improving the communities it serves now and in the years to come. The Company engages in a variety of loan programs which benefit low to moderate income individuals; ranging from housing and business loans to automobile loans and credit card programs.

At December 31, 1995, the Company had assets of $5.6 billion, loans of $2.8 billion, deposits of $4.1 billion, and shareholders' equity of more than $.4 billion. A more detailed discussion concerning the Company's financial condition is contained in Part II of this report.

THE BANKING SUBSIDIARIES

The banks provide a wide variety of commercial and retail banking and mortgage-lending financial services. Commercial loans, lease financing, cash management, lockbox, customized draft processing, and other special financial services are provided for business and other commercial banking customers. A wide range of personal banking services are provided to individuals, including bankcard, student and other installment loans and home equity lines of credit, checking accounts, savings accounts, time certificates of various types and maturities, trust services and safe deposit facilities. In addition, direct deposit of payroll, social security and various other government checks are offered. Automated teller machines provide 24-hour access and availability to customers' accounts and to many consumer banking services through statewide, regional, and nationwide ATM networks. Customer transactions are processed through the Company's ATMs, point-of-sale terminals, and ATMs operated by other financial institutions.

Zions First National Bank in Utah has developed special packages of financial services designed to meet the financial needs of particular market niches, including the Premier Account for those 50 years and older and the Student Account. The Bank has also established a Private Banking group to service the financial needs of wealthy individuals; an Executive Banking program to service the needs of corporate executives of commercial clients, and an Affinity program which offers discounted financial services to employees of commercial accounts on a group basis. Zions Bank has also developed a series of products geared to the lower-income customer, including the Flex Loan (a low-income personal loan), and several low-income housing programs.

Zions First National Bank offers "Electronic Bill Pay Service," an electronic bill paying service activated through a touch tone telephone, and a home banking product, under the name "PC Banker" which allows a retail customer to use a home computer to access and transfer account balances, pay bills, and maintain and reconcile accounts. Zions Bank also delivers electronically, as the contractor for the State of Utah, a variety of state benefit payments to the state's clients.

Zions First National Bank is a primary dealer in obligations of the United States government and several federal agencies, and is a major underwriter and distributor of municipal securities, and specialized securities such as the government-guaranteed portions of U. S. Small Business Administration (SBA) loans. Through its new Zions Small Business Finance division, Zions Bank provides SBA 7(a) loans to small businesses throughout the United States. And Zions Bank's SBA 504 department works with Certified Development Companies and correspondent banks throughout the country, providing the nation's largest source of secondary market financing for this loan program. Zions First National Bank's Small Business Investment Corporation provides early-stage capital, primarily for technology companies located in the Intermountain West.

Zions First National Bank provides correspondent banking services such as cash letter processing, wire services, federal funds facilities, and loan participations. Zions Bank's International Banking Department issues letters of credit and handles foreign exchange transactions for customers, but it does not take a trading position in foreign exchange. Zions Bank's Grand Cayman branch accepts Euordollar deposits from qualified customers, and places deposits with foreign banks and foreign branches of other U.S. banks. Zions' banking subsidiaries, however, do not engage in any foreign lending.

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

The Company's commercial banking operations generated net income of $83.6 million in 1995, a 27.4% increase from the net income of $65.7 million in 1994. Income from commercial banking operations was favorably affected in 1995 by increased net interest income resulting from higher average earning assets and a larger spread between the prime lending rate and U.S. Treasury rates. The prime lending rate is the primary basis used for pricing the Company's loans whereas U.S. Treasury rates are the primary index used for pricing many of the Company's interest-bearing deposit obligations. Operations were also favorably affected through increased income resulting from loan sales and servicing in 1995, as first mortgage loan originations and securitized loan servicing fees increased by $9.7 million. Income was adversely affected in the first quarter of 1995 through a trading loss of approximately $3.1 million occurring in Discount Corporation of New York division of Zions Bank. Operations of the division's New York City office were terminated and selected operations were transferred to Salt lake City under the name Zions Bank Capital Markets which resulted in a restructuring charge of $1.3 million. Zions First National Bank remains a primary reporting dealer in U.S. Treasury securities and a member of the underwriting groups of selected U.S. agencies.

The Company has continued its efforts to reduce its cost structure and improve efficiency in 1995 through the implementation of various programs and systems and the establishment of benchmarks throughout its various departments to assist in monitoring its progress. New technologies were employed during the year to deliver banking services to our customers and to facilitate improved employee productivity. The Company's efficiency ratio, influenced primarily by its commercial banking subsidiaries, improved to 59.1% in 1995 as compared to 63.3% in 1994. The Company also continued to expand its ATM network, as total ATMs in service at year end reached 255, a 18.6% increase from the 215 in operation at the end of 1994. With the growth in its branch system through acquisitions and the expansion of its grocery store locations, the Company has achieved significant geographical coverage in each of the three states in which it conducts its commercial banking operations.

Average interest bearing deposits, federal funds sold and securities purchased under agreements to resell increased 6.6% or $59.5 million. Average securities held to maturity, available for sale and in the trading account increased 5.6% or $85.9 million. Total average loans and lease receivables, net of unearned discount, increased 1.0% or $25.0 million. Total average securitized loans increased 65.9% or $312.8 million.

Average core deposits continued to experience growth of 6.4% or $216.4 million in 1995. The components of this growth included an increase of $120.5 million or 5.9% in average savings and money market deposits and an increase of $98.0 million or 19.0% in average time deposits under $100,000. Average demand deposits were essentially level in 1995 as compared to 1994. Total average deposits increased $278.3 million or 7.7% to $3,873.7 million in 1995 as compared to $3,595.4 million in 1994.

Average federal funds purchased and securities sold under agreements to repurchase decreased $28.4 million or 2.6% to $1,056.8 million in 1995 while average securities sold short declined $94.2 million or 51.1% to $90.2 million in 1995. Federal Home Loan Bank advances and other borrowings declined $33.4 million or 23.2% to $110.7 million in 1995. Total average shareholder's equity allocated to commercial banking operations increased $63.0 million or 18.1% to $411.3 million in 1995.

Utah

Zions First National Bank, founded in 1873, has 94 offices located throughout the state of Utah, plus one foreign office, for a total of 95 banking offices. Zions First National bank experienced strong growth in 1995 as net income increased 36.3% to $65.7 million as compared to $48.2 million in 1994. The increase was a result of a $20.6 million increase in net interest income and a $10.9 million increase in noninterest income, partially offset by a $6.2 million increase in noninterest expenses and a $7.8 million increase in income taxes. Zions First National Bank's "efficiency ratio," or operating expenses as a percentage of taxable-equivalent net revenues, improved to 57.8% in 1995 as compared to 63.7% in 1994.

Staffing levels at Zions First National Bank increased 3% in 1995 while revenues increased 15.4% and branches were expanded by 8 locations in its retail operations, including 3 branches in southeastern Utah through the acquisition of First Western National Bank in June 1995. Zions Bank also organized a new division, Zions Small Business Finance, to focus on the origination of U.S. Small Business Administration (SBA) guaranteed loans in major markets throughout the country. This new division, which is headquartered in St. Louis, Missouri, was established with experienced management, and currently has representatives in eight states.

Several new initiatives were introduced in the Company's commercial banks, with an emphasis on increasing customer convenience and access while reducing redundancies in operations and functions which are transparent to the customer. For example, Zions First National Bank expanded its "Reddi-Access" customer-calling service and introduced customer service representatives on extended hours to assist customers even at times when the branches are closed. Zions First National Bank introduced "Zions Bank Electronic Bill Pay Service" in March 1995, allowing customers to conveniently pay their monthly bills by telephone. Zions First National Bank also introduced "PC Banker" in November 1995, a Visa(R) home banking product, which allows a retail customer to use a home computer to access and conduct much of their banking business. Zions First National Bank also contracted with the State of Utah to process its welfare benefits payments electronically under a program known as "Utah Horizon." The pilot program commenced in October 1995, with full introduction scheduled for March 1996. This service allows recipients to access their benefits through the use of an electronic card system.

Nevada

Nevada State Bank, a state-chartered Federal Deposit Insurance Corporation ("FDIC")-insured institution, with its main office in downtown Las Vegas, opened three new grocery store banking centers and one new branch during 1995, expanding its banking offices to 25 in Nevada. Nevada State Bank achieved a net income of $5.9 million in 1995 as compared to $6.1 million in 1994, after amortization of purchase premium. The decline was a result of a $2.9 million increase in net revenues and a $.4 million decrease in the provision for loan losses offset by a $3.5 million increase in noninterest expenses.

Nevada State Bank plans to open 5 additional banking locations in 1996. Nevada State Bank has expanded its corporate lending department with a focus on servicing the mid-range small business customer and is consolidating its "back-office" operations and expanding its use of affiliate resources, such as its cash management programs and its customer call centers to better service its customers.

Arizona

National Bank of Arizona, with its main office in Tucson, opened a new branch office in downtown Phoenix during 1995 expanding its banking offices to 11 in Arizona. A loan production office was also opened in Prescott, Arizona, during the year. Net income at National Bank of Arizona was $12.0 million in 1995 as compared to $11.3 million in 1994. The increase resulted from a net revenues increase of $8.5 million offset by a $1.0 million increase in the provision for loan losses, a $4.4 million increase in noninterest expenses and a $2.4 million increase in income taxes.

In January 1996, Zions Bancorporation announced an agreement to acquire Southern Arizona Bancorp, Inc., and its banking subsidiary, Southern Arizona Bank with 5 branches located in the greater Yuma, Arizona, area. When this acquisition is completed, National Bank of Arizona will be located in all of Arizona's major market areas.

OTHER SUBSIDIARIES

The Company conducts various other bank-related business activities through subsidiaries owned by the Parent and wholly-owned subsidiaries of Zions First National Bank. Zions Credit Corporation engages in lease origination and servicing operations in Utah, Nevada, and Arizona. Zions Life Insurance Company underwrites, as reinsurer, credit-related life and disability insurance. Zions Insurance Agency, Inc., operates an insurance brokerage business which administers various credit-related insurance programs in the Company's subsidiaries and sells general lines of insurance. The Company's insurance subsidiaries offer customers a full range of insurance products through licensed agents. The products include credit life products, collateral protection products, life policies, homeowners policies, property and casualty policies, and commercial business owner type policies. Zions Data Service Company provides data processing services to all subsidiaries of the Company. Zions Mortgage Company, a subsidiary of Zions First National Bank, conducts a mortgage banking operation in Utah, Nevada, and Arizona. Zions Investment Securities, Inc., also a subsidiary of the Bank, provides discount investment brokerage services on a nonadvisory basis to both commercial and consumer customers. Personal investment officers employed by the discount brokerage subsidiary in many larger offices provide customers with a wide range of investment products, including municipal bonds, mutual funds and tax-deferred annuities.

Zions Credit Corporation generated $81.8 million in new volume in 1995, a 29.6% increase over the 1994 volume. An additional $5.6 million in leases was brokered to third parties. Average lease receivables and conditional sales contracts serviced by Zions Credit Corporation decreased 1.8% to $124.4 million during 1995.

Zions Insurance Agency, Inc. and Zions Life Insurance Company produced combined net income of $.8 million in 1995, a 24.9% decease compared to 1994. The decrease in net income was largely attributable to a decrease related to credit life insurance and an increase in expenses relative to expansion.

Zions Data Service Company engaged in a variety of significant projects in 1995, including assistance in implementing the PC Banker and electronic benefits products in Zions First National Bank. The Company also established a World Wide Web site (http://www.zionsbank.com) which will provide a new means of communicating with customers as the Internet becomes an increasingly important channel for distributing banking services. The Company made significant acquisitions of software to improve the commercial banks' customer delivery and information systems, including new software relating to consumer lending, deposit account reconciliation, cash management, construction lending and ATM systems. These systems will be installed throughout 1996.

Zions Mortgage Company achieved a net income of $1.0 million as compared to a loss of $.3 million in 1994. Inasmuch as Zions Mortgage Company is a direct subsidiary of Zions First National Bank, its results of operations are included in the commercial banking operations results.

Zions Mortgage Company experienced a reduction in mortgage originations as a result of an adverse interest rate environment and competitive pressures in 1995. Total retail mortgage origination volume decreased 24.8% to $287.7 million in 1995. In anticipation of the reduction in volume, Zions Mortgage Company reduced its staffing 16.7% in 1995. Through staff reductions and increased automation, the Company reduced salaries and benefits expenses by 6.1% and other noninterest expenses by 13.2% in 1995.

During the first quarter of 1996, Zions Mortgage Company will introduce the "Home Express" loan program which will allow mortgage applicants to receive loan decisions at the time of application. This product will reduce closing time on a mortgage loan from 30 days to just 5-10 days.

During 1995, Zions Investment Securities, Inc. contributed $.8 million in pretax income, rent income and revenue sharing to the Company's banking operations. Net income, which is included in the commercial banking operations results, was $.3 million, a 47.2% increase from 1994. Zions Investment Securities, Inc. has 30 registered investment advisors who offer a full range of brokerage services and products.

1995 ECONOMIC TRENDS

Zions Bancorporation is fortunate in that its primary market area -- the states of Utah, Nevada and Arizona -- constitutes the fastest growing region in the country. Nevada and Utah continued to lead the nation in nonfarm job growth for the twelve months ended October, 1995, with job growth rates of 5.8% and 5.3%, respectively. Arizona's employment growth rate, while more modest at 3.4%, was still nearly double the national average growth rate of 1.8%. Personal income growth in the Intermountain area has also been very strong over the past five years, with an average growth rate of 7.3% as compared to a national growth rate of 5.3%.

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

Bank holding companies, such as Zions Bancorporation, are required to file with the Federal Reserve Board certain reports and information and are required to obtain prior approval of the Board to engage in a new activity or to acquire more than 5% of any class of voting stock of any company. Pursuant to the Riegle-Neal Interstate Branching and Efficiency Act of 1994 ("Riegle-Neal
Act"), subject to approval by the Federal Reserve Board, bank holding companies are authorized to acquire either control of, or substantial assets of, a bank located outside the bank holding company's home state. These acquisitions are subject to limitations which are mentioned in the discussion on "Interstate Banking" which follows. The Riegle-Neal Act reaffirms the right of states to segregate and tax separately incorporated subsidiaries of a bank or bank holding company. The Riegle-Neal Act also affects interstate branching and mergers.

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

Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-balance sheet and off-balance sheet exposures. The risk-based capital framework contains four risk-weighted categories for bank holding company assets -- 0%, 20%, 50%, and 100%. Zero percent risk-weighted assets include, generally, cash and balances due from Federal Reserve Banks, and obligations unconditionally guaranteed by the U.S. government or its agencies. Twenty percent risk-weighted assets include, generally, claims on U.S. Banks and obligations guaranteed by U.S. government sponsored agencies as well as general obligations of states or other political subdivisions of the United States. Fifty percent risk-weighted assets include, generally, loans fully secured by first liens on one-to-four family residential properties, subject to certain conditions. All assets not included in the foregoing categories are assigned to the 100% risk-weighted category, including loans to commercial and other borrowers. As of year-end 1992, the minimum required ratio for qualifying Total Capital became 8%, of which at least 4% must consist of Tier I Capital. At December 31, 1995, the Company's Tier I and Total Capital ratios were 11.38% and 14.23%, respectively.

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

The Federal Reserve Board has emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings, and a composite rating of 1 under the Interagency Bank Rating System. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier I Capital Leverage Ratio" (deducting all intangibles) and other indices of capital strength in evaluating proposals for expansion or new activities. At December 31, 1995, the Company's Tier I leverage ratio was 6.28%.

The Federal Reserve Board has adopted amendments to its capital guidelines, effective as of December 31, 1994, under which bank holding companies and state member banks must deduct from Tier I Capital in calculating risk-based capital and leverage ratios net unrealized holding losses on available-for-sale equity securities (i.e., those securities a bank does not have the positive interest and ability to hold to maturity, but which it has no intent to trade as a part of a trading account). Implementation of this amendment to the Federal Reserve Board's capital guidelines has not resulted in a material increase in the capital requirement applicable to it. The Federal Reserve Board has also adopted a final rule amending its capital guidelines effective April 1, 1995, limiting the amount of certain deferred tax assets that may be included by bank holding companies and member banks in Tier I Capital for calculation of risk-based capital and leverage ratios. Implementation of this amendment to the Federal Reserve Board's capital guidelines has not resulted in a material increase in the capital requirement applicable to it. The Federal Reserve Board has also published amendments to its risk-based capital guidelines which would generally increase the amount of capital required to be carried against certain long-term derivative contracts; the amendments also recognized the effect of certain bilateral netting arrangements in reducing potential future exposure under these contracts. Zions Bancorporation does not anticipate that these amendments to the Federal Reserve Board's capital guidelines will result in a material increase in the capital requirements applicable to it.

Other Issues and Developments Relating to Regulatory Capital

Pursuant to such authority and directives set forth in the International Lending Supervision Act of 1983, the Comptroller, the FDIC, and the Federal Reserve Board have issued regulations establishing the capital requirements for banks under federal law. The regulations, which apply to Zions Bancorporation's banking subsidiaries, establish minimum risk-based and leverage ratios which are substantially similar to those applicable to the Company. As of December 31, 1995, the risk-based and leverage ratios of each of Zions Bancorporation's banking subsidiaries exceeded the minimum requirements.

By Federal Register notice dated August 2, 1995, the Federal Reserve Board, the Comptroller and the FDIC sought public comment on a proposed policy statement pursuant to which a bank's interest risk exposure would be measured utilizing a supervisory model or approved internal bank model, but would also take into account such factors as the quality of an institution's interest rate risk management, internal controls and overall financial condition, including earnings capacity, capital base and the level of other risks which may impair future earnings or capital. Unless specifically exempted, banks would be required to submit additional information to their primary federal regulator regarding the maturity, repricing or price sensitivity of their various on- and off-balance sheet instruments. The agencies expect that they will incorporate an explicit minimum capital charge for interest rate risk (based in part on their experience in applying the proposed policy statement) into their risk-based capital standards. Zions Bancorporation does not anticipate that the adoption of the proposed policy statement in its current form will result in a material increase in the capital requirements applicable to it. However, until the final terms of the proposed policy statement are known, Zions Bancorporation cannot predict the effect of its implementation on the capital requirements applicable to it.

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law. Among other changes to federal banking law effected by the legislation, FDICIA amended Section 38 of the Federal Deposit Insurance Act to require the federal banking regulators to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements and imposes certain restrictions upon banks which meet minimum capital requirements but are not "well-capitalized" for purposes of FDICIA. FDICIA establishes five capital tiers: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

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

Under the regulations, a "well-capitalized" institution has a minimum total capital to total risk-weighted assets ratio of at least 10 percent, a minimum Tier I capital to total risk-weighted assets ratio of at least 6 percent, a minimum leverage ratio of at least 5 percent, and is not subject to any written order, agreement, or directive; an "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least 8 percent, a Tier I capital to total risk-weighted assets ratio of at least 4 percent, and a leverage ratio of at least 4 percent (3 percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well-capitalized." An "undercapitalized" institution fails to meet any one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than 6 percent, a Tier I capital to total risk-weighted assets ratio of less than 3 percent or a Tier I leverage ratio of less than 3 percent. A "critically undercapitalized" institution has a Tier I leverage ratio of 2 percent or less. Under certain circumstances, a "well-capitalized," "adequately capitalized," or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest capital category.

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

Other Regulations

FDICIA requires the federal banking agencies to adopt regulations prescribing standards for safety and soundness of insured banks and their holding companies, including standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, earnings and stock valuation, as well as other operational and managerial standards deemed appropriate by the agencies. Upon a determination by a federal banking agency that an insured bank has failed to satisfy any such standard, the bank will be required to file an acceptable plan to correct the deficiency. If the bank fails to submit or implement an acceptable plan, the federal banking agency may, and in some instances must, issue an order requiring the institution to correct the deficiency, restrict its asset growth, increase its ratio of tangible equity to assets, or impose other operating restrictions. The Riegle Community Development and Regulatory Improvement Act of 1994, signed into law on September 23, 1994 (the "Riegle Act"), modified this provision of FDICIA to authorize the federal banking agencies to prescribe safety and soundness standards by regulation or by guidelines for all insured depository institutions, afford the federal banking agencies flexibility to establish asset quality, earnings and stock valuation standards that they determine to be appropriate and eliminate the requirement that such standards apply to depository institution holding companies.

On July 10, 1995, the federal banking agencies published proposed guidelines setting forth standards for asset quality and earnings, final guidelines with respect to other safety and soundness standards required under FDICIA and a final rule establishing deadlines and procedures for submission and review of safety and soundness compliance plans and issuance of compliance orders. In the view of the federal banking agencies, neither the proposed nor the final standards represents a change in existing policies but, instead, formalizes fundamental standards already applied by the agencies. In general, the standards establish objectives of proper operations and management while leaving the specific methods for achieving those objectives to each institution. The final rule also implements the requirements of FDICIA regarding the submission and review of safety and soundness plans by institutions failing to meet the prescribed standards and the issuance of orders where institutions have failed to submit acceptable compliance plans or implement an accepted plan in any material respect. Zions Bancorporation does not believe that implementation of the final guidelines and rule will have a material adverse effect upon the operations or earnings of its bank subsidiaries. Until final guidelines prescribing asset quality and earnings standards are adopted by the federal banking agencies, Zions Bancorporation cannot predict the effect of their application to its operations or earnings or the operations or earnings of its subsidiaries.

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

The Community Reinvestment Act (CRA) requires banks to help serve the credit needs in their communities, including credit to low and moderate income individuals and geographies. Should the Company or its subsidiaries fail to adequately serve the community, there are penalties which might be imposed. Corporate applications to expand branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions could be denied. Community groups are encouraged through the regulation to protest applications for any bank subject to this regulation if they feel that the bank is not serving the credit needs of the community in which it serves. The Company and its subsidiaries have been deemed by regulators in the past to be adequately serving its communities. Revisions by the regulators to CRA continue; therefore, Zions Bancorporation cannot predict the effect that changes will have on its operations and upon those of its subsidiaries.

The nature of the banking and financial services industry, as well as banking regulation, may be further affected by various legislative and regulatory measures currently under consideration. The most important of such measures include legislation designed to permit increased affiliations between commercial and financial firms (including securities firms) and federally-insured banks, reduce regulatory burdens on financial institutions, limit the prerogative of federal banking regulators to expand the range of permissible activities for banks (particularly in the field of insurance), eliminate or revise the features of the specialized savings association charter, and establish standards for federal supervision of derivative activities of insured institutions. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what the effect of their adoption will be on Zions Bancorporation or its subsidiaries.

There are many other regulations requiring detailed compliance procedures which increase costs and require additional time commitments of employees. Regulators and the Congress continue to put in place rules and laws to protect consumers, which have a cumulative additional impact on the cost of doing business. At this point, management cannot completely assess how much earnings might be affected from these consumer laws.

Deposit Insurance Assessments

The insured bank subsidiaries of Zions Bancorporation are required to pay quarterly deposit insurance assessments to the Bank Insurance Fund ("BIF"). Pursuant to a directive in FDICIA, the FDIC revised its deposit insurance regulation, effective October 1, 1993, to establish a permanent risk-based assessment system. Under this system, each insured bank's insurance assessment rate is determined by the risk assessment classification into which it has been placed by the FDIC. The FDIC places each insured bank in one of nine risk assessment classifications based upon its level of capital and supervisory evaluations by its regulators: "well-capitalized" banks, "adequately capitalized" banks or "less-than-adequately capitalized" banks, with each category of banks divided into subcategories of banks which are either "healthy," of "supervisory concern" or of "substantial supervisory concern."

Until May 31, 1995, the FDIC federal deposit insurance regulation established an eight basis point spread between the assessment rate established for the highest and lowest risk classification, so that banks classified as strongest by the FDIC were subject to a rate of .23% of insured deposits (the same rate as under the previous flat-rate assessment system) while those classified as weakest by the FDIC are subject to a rate of .31% (with intermediate rates of .26%, .29%, and .30%). On August 8, 1995, in recognition of the achievement by the BIF of its target ratio of 1.25% of insured deposits, the FDIC adopted a new assessment schedule, applied retroactively as of June 1, 1995, providing for an assessment rate range of up to .31% (with intermediate rates of .07%, .14%, .21%, and .28%, depending upon an institution's supervisory risk group). (The revised regulation also established a procedure for adjusting assessment rates semiannually within a range up to five basis points without seeking public comment.) The FDIC acted on November 14, 1995 to further reduce BIF assessment rates, effective for the semiannual period commencing on January 1, 1996 and ending on June 30, 1996. The rate schedule adopted establishes an assessment rate range of 0% to .27% (with intermediate rates of .03%, .10%, .17%, and .24%, depending upon an institution's supervisory risk group) subject to a minimum assessment of $1,000 per semiannual period. The FDIC also possesses authority to impose special assessments from time to time. Implementation of the permanent risk-based deposit insurance assessment system has not had a material adverse impact on the financial condition or results of operations of Zions Bancorporation or upon those of its bank subsidiaries.

The FDIC is also considering whether the deposit assessment base, against which the applicable assessment rate is multiplied in determining the deposit insurance assessment to be paid by each insured institution, should be redefined in light of the adoption of the risk-based assessment system and certain statutory and other developments effecting insured depository institutions. Currently, the assessment base is defined to include the total domestic deposits of each insured institution as adjusted for certain elements. Depending upon the nature of the changes, if any, made by the FDIC to the definition of the assessment base, the aggregate liabilities of each insured institution subject to assessment could increase or could be reduced, or an assessment base consisting of other than bank liabilities could be adopted, thereby potentially affecting the earnings of each institution. Until the nature of the changes to be adopted by the FDIC to the assessment base definition are known, Zions Bancorporation cannot predict their effect upon its overall financial condition or results of operations or upon those of its bank subsidiaries.

Interstate Banking

Existing laws and various regulatory developments have allowed financial institutions to conduct significant activities on an interstate basis for a number of years. During recent years, a number of financial institutions have expanded their out-of-state activities and various states and the Congress have enacted legislation intended to allow certain interstate banking combinations.

Under the laws of Utah, Nevada, an Arizona, respectively, any out-of-state bank or bank holding company may acquire a Utah, Nevada, or Arizona bank or bank holding company upon the approval of the bank supervisor of the state. There is no requirement that the laws of the state in which the out-of-state bank or bank holding company's operations are principally conducted afford reciprocal privileges to Utah-, Nevada- or Arizona-based acquirers.

The Riegle-Neal Act dramatically affects interstate banking activities. As discussed previously, the Riegle-Neal Act allows the Federal Reserve Board to approve the acquisition by a bank holding company of control or substantial assets of a bank located outside the bank holding company's home state. Beginning on June 1, 1997, and earlier if permitted by applicable state law, an insured bank may apply to the appropriate federal agency for permission to merge with an out-of-state bank and convert its offices into branches of the resulting bank. States retain the option to prohibit out-of-state mergers if they enact a statute specifically barring such mergers before June 1, 1997 and such law applies equally to all out-of-state banks.

Interstate mergers authorized by the Riegle-Neal Act are subject to conditions and requirements, the most significant of which include adequate capitalization and management of the acquiring bank or bank holding company, existence of the acquired bank for up to five years before purchase where required under state law, and limitations on control by the acquiring bank holding company of not more than 10% of the total amount of deposits in insured depository institutions in the United States or not more than 30% of the deposits in insured depository institutions within that state. States may impose lower deposit concentration limits, so long as those limits apply to all bank holding companies equally. Additional requirements placed on mergers include conformity with state law branching requirements and compliance with "host state" merger filing requirements to the extent that those requirements do not discriminate against out-of-state banks or out-of-state bank holding companies.

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

Federal and state legislation affecting the banking industry have played, and will continue to play, a significant role in shaping the nature of the financial service industry. Various legislation, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, is from time to time introduced. The Company cannot determine the ultimate effect that any potential legislation, if enacted, would have upon its financial condition or operations.

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

EMPLOYEES

The Company employs approximately 3,075 full- and part-time people with approximately 2,865 being employed by the banking subsidiaries. The Company had 2,855 full-time equivalent employees at December 31, 1995, compared to 2,695 at December 31, 1994. Banking subsidiaries had 2,650 full-time equivalent employees at the end of 1995, compared to 2,506 a year earlier. The Company believes that it enjoys good employee relations. In addition to competitive salaries and wages, Zions Bancorporation and its subsidiaries contribute to group medical plans, group insurance plans, pension, stock ownership and profit sharing plans.

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


ITEM 2.       PROPERTIES

In Utah, fifty-eight (58) of Zions First National Bank's ninety-four (94) offices are located in buildings owned by the Company and the other thirty-six
(36) are on leased premises. In Nevada, four (4) of Nevada State Bank's twenty-five (25) offices are located in buildings owned and the other twenty-one (21) are on leased premises, and in Arizona, National Bank of Arizona owns three (3) offices and leases eight (8) offices. The annual rentals under long-term leases for such banking premises are determined under various formulas and include as various factors, operating costs, maintenance and taxes.

Zions Bancorporation is lessee under a 25-year lease, of which 24 years have expired, of a 14-story building in downtown Salt Lake City, Utah. The Company's subsidiaries have leased the ground floor and two other floors. The J.C. Penney Company, Inc., has subleased nine floors for offices. The remaining two floors are sublet to various tenants.

The Company's subsidiaries conducting lease financing, insurance, mortgage servicing, and discount brokerage activities operate from leased premises.

For information regarding rental payments, see note 10 of Notes to Consolidated Financial Statements, which appears in Part II, Item 8, on page 59 of this report.

ITEM 3.       LEGAL PROCEEDINGS

During 1988, a lawsuit was brought in the United States District Court, Utah District, against Zions First National Bank in connection with its performance of duties as an indenture trustee for certain investors in real estate and other syndication projects. In September 1992, a motion was granted allowing an amended complaint containing allegations that plaintiffs intend to proceed as a class action to recover approximately $23 million, prejudgment interest, attorneys' fees, and additional amounts under certain statutory provisions and common law. A motion to certify the class was filed in March 1994 and opposition to this motion was filed in April 1994. The Bank continues to vigorously defend the entire action. Although no assurances can be given as to the outcome, the Company continues to believe that it has meritorious defenses to such lawsuit, and that there is insurance coverage for a substantial portion of the amount claimed.

The Company is also the defendant in various other legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any of such proceedings, including the lawsuit discussed in the preceding paragraph, will have a material adverse effect on its consolidated earnings or financial position.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions, and backgrounds of the Company's executive officers as of February 27, 1996, are set forth as follows:

                                                 Positions and Offices Held With Zions                               Officer
Name                        Age                Bancorporation and Principal Subsidiaries                              since
----                        ---                -----------------------------------------                              -----

Roy W. Simmons               80         Chairman of the Company, and Chairman of the Board of                          1961
                                        Directors of Zions First National Bank

Harris H. Simmons            41         President & Chief Executive Officer of the Company; President,                 1981
                                        Chief Executive Officer, and Member of the Board of Directors
                                        of Zions First National Bank

Gary L. Anderson             53         Senior Vice President, Chief Financial Officer and Secretary of                1988
                                        the Company; Executive Vice President and Secretary of the
                                        Board of Directors of Zions First National Bank

Danne L. Buchanan            38         Senior Vice President  of the Company, and President of Zions                  1995
                                        Data Service Company.  Prior to March 1995, Senior Vice
                                        President and General Manager of Zions Data Service Company

Gerald J. Dent               54         Senior Vice President of the Company, and Executive Vice                       1987
                                        President of Zions First National Bank

John J. Gisi                 50         Senior Vice President of the Company, and Chairman and Chief                   1994
                                        Executive Officer of National Bank of Arizona since 1987

Clark B. Hinckley            48         Senior Vice President of the Company.  Prior to March 1994,                    1994
                                        President of a Company subsidiary, Zions First National Bank of
                                        Arizona.

                                                       Positions and Offices Held With Zions                           Officer
Name                              Age                 Bancorporation and Principal Subsidiaries                         since
----                              ---                 -----------------------------------------                         -----


   George B. Hofmann III           46         Senior Vice President of the Company, and President and Chief              1995
                                              Executive Officer of Nevada State Bank.  Prior to April 1995,
                                              Senior Vice President of Zions First National Bank

   Walter E. Kelly                 63         Controller of the Company                                                  1980

   Ronald L. Johnson               40         Vice President of the Company                                              1989

   A. Scott Anderson               49         Executive Vice President of Zions First National Bank.  Prior to           1990
                                              December 1990, Vice President of Bank of America

   John B. D'Arcy                  53         Executive Vice President of Zions First National Bank                      1989

   Peter K. Ellison                53         Executive Vice President of Zions First National Bank                      1968

   W. David Hemingway              48         Executive Vice President of Zions First National Bank                      1976


   Nolan X. Bellon                 47         Controller of Zions First National Bank                                    1987



PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

Principal market where common stock is traded:

Nasdaq          National Market             Symbol "ZION"

High and low bid quotations on a quarterly basis for the past three years:

                                1995                      1994                      1993
                                ----------------------    ----------------------    ----------------------
                                HIGH            LOW       HIGH            LOW       HIGH           LOW
                                ---------    ---------    ---------    ---------    ---------    ---------
              1st Quarter       $   40.50    $   35.50    $   39.75    $   36.50    $   49.00    $   41.50

              2nd Quarter       $   50.00    $   38.13    $   42.00    $   37.00    $   48.75    $   38.50

              3rd Quarter       $   61.50    $   49.50    $   40.63    $   38.50    $   44.25    $   38.50

              4th Quarter       $   81.13    $   60.88    $   39.25    $   33.50    $   45.50    $   36.00



Number of common shareholders of record as of latest practicable date:

3,889 common shareholders as of February 27, 1996

Frequency and amount of dividends paid during three years:

                                         1ST        2ND        3RD        4TH
                                         QTR        QTR        QTR        QTR
                                       -------    -------    -------    -------

                            1995       $   .30    $   .35    $   .35    $   .41
                            1994       $   .28    $   .28    $   .30    $   .30
                            1993       $   .21    $   .21    $   .28    $   .28


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

(Dollars in thousands, except per share and ratio data)

                                                                                   Years ended December 31,
                                                           ------------------------------------------------------------------------
                                                              1995            1994          1993             1992          1991
                                                           -----------    -----------    -----------     -----------    -----------
RESULTS OF OPERATIONS

Interest income                                            $   430,483    $   353,989    $   293,616     $   278,225    $   301,443
Interest expense                                               203,389        155,383        118,959         120,943        161,572
                                                           -----------    -----------    -----------     -----------    -----------
Net interest income                                            227,094        198,606        174,657         157,282        139,871
Provision for loan losses                                        2,800          2,181          2,993          10,929         25,561
                                                           -----------    -----------    -----------     -----------    -----------
Net interest income after provision for loan losses            224,294        196,425        171,664         146,353        114,310
Noninterest income                                              86,714         73,202         79,880          62,849         52,456
Noninterest expense                                            188,730        174,900        167,750         139,069        122,999
                                                           -----------    -----------    -----------     -----------    -----------
Income before income taxes and cumulative
    effect of changes in accounting principles                 122,278         97,727         83,794          70,133         43,767
Income taxes                                                    40,950         30,900         27,248          22,924         13,318
                                                           -----------    -----------    -----------     -----------    -----------
Income before cumulative effect of changes in
    accounting principles                                       81,328         63,827         56,546          47,209         30,449
Cumulative effect of changes in accounting principles             --             --            1,659            --             --
                                                           -----------    -----------    -----------     -----------    -----------
Net income                                                 $    81,328    $    63,827    $    58,205     $    47,209    $    30,449
                                                           ===========    ===========    ===========     ===========    ===========
COMMON SHARE DATA
Income before cumulative effect of changes in
     accounting principles                                 $      5.53    $      4.37    $      3.96     $      3.42    $      2.23
Net income                                                        5.53           4.37           4.08            3.42           2.23
Dividends                                                         1.41           1.16            .98             .75            .72
Book value - year end                                            29.44          25.12          22.01           18.95          16.23

YEAR END BALANCES
Total assets                                               $ 5,620,646    $ 4,934,095    $ 4,801,054     $ 4,107,924    $ 3,883,938
Money market investments                                       687,251        403,446        597,680         616,180        714,238
Securities                                                   1,540,489      1,663,433      1,258,939         981,695        852,861
Net loans and leases                                         2,806,956      2,391,278      2,486,346       2,107,433      1,979,726
Allowance for loan losses                                       67,555         67,018         68,461          59,807         58,238
Total  deposits                                              4,097,114      3,705,976      3,432,289       3,075,110      2,877,860
Shareholders' equity                                           428,506        365,770        312,592         260,070        220,753

RATIOS
Return on average assets                                          1.44%          1.17%          1.25%           1.24%           .86%
Return on average common equity                                  20.47%         18.82%         20.33%          19.64%         14.59%
Average equity to average assets                                  7.02%          6.22%          6.17%           6.31%          5.90%
Tier I risk-based capital - year end                             11.38%         11.81%         10.85%          10.23%          8.40%
Total risk-based capital - year end                              14.23%         14.96%         14.12%          15.13%         12.09%
Tier I leverage - year end                                        6.28%          6.24%          5.44%           6.21%          5.86%
Net interest margin                                               4.50%          4.07%          4.23%           4.59%          4.39%
Nonperforming assets to total assets - year end                    .17%           .38%           .64%            .77%          1.20%
Nonperforming assets to net loans and leases,
    other real estate owned and other nonperforming
    assets at year end                                             .33%           .79%          1.23%           1.49%          2.35%

Net charge-offs (recoveries) to average loans and leases           .10%           .19%          (.23)%           .44%          1.51%
Allowance for loan losses to net loans and
    leases outstanding at year end                                2.41%          2.80%          2.75%           2.84%          2.94%
Allowance for loan losses to nonperforming loans at
    year end                                                    878.82%        471.89%        250.13%         234.00%        158.59%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Company's financial condition and results of operations as of and for the years ended December 31, 1995, 1994, and 1993 should be read in conjunction with the consolidated financial statements of the Company and detailed information presented elsewhere herein.

OPERATING RESULTS

Zions Bancorporation's consolidated net income rose to $81.3 million in 1995 as compared to net income of $63.8 million in 1994 and $58.2 million in 1993. Net income per common share in 1995 was $5.53 as compared to $4.37 in 1994 and $4.08 in 1993. Earnings results for 1993 were positively affected in the net amount of $1,659,000 or $.12 per share due to the cumulative effect of changes in accounting principles implemented during the first quarter of the year. The Company's earnings for the year ended December 31, 1993 were also negatively affected by a one-time expense of $6,022,000 included in noninterest expenses related to early extinguishment of certain long-term debt.

The earnings results for 1995 represent a historic high for income before income taxes and net income. Some of the factors affecting the increase in earnings were a $28.5 million (14.3%) increase in net interest income, a $4.3 million (17.8%) increase in service charges on deposit accounts, a $2.2 million (9.8%) increase in other service charges, commissions and fees, a $9.7 million (66.2%) increase in loan sales and servicing income and a $3.5 million (45.9%) decrease in FDIC premiums expense. These increased contributions to income were partially offset by a $2.1 million (245.0%) decrease in trading account income, a $.6 million (28.4%) increase in the provision for loan losses, a $9.6 million (10.3%) increase in salaries and employee benefits, a $1.9 million (16.8%) increase in furniture and equipment expense, a $3.2 million (10.2%) increase in all remaining noninterest expenses, and a $10.1 million (32.5%) increase in income taxes.

EARNINGS PERFORMANCE

NET INTEREST INCOME, MARGIN, AND INTEREST RATE SPREADS

Net interest income is the difference between the total interest income generated by earning assets and the total interest cost of the funds used to finance assets. Net interest income is the largest component of the Company's revenue. The Company's taxable-equivalent net interest income increased by 14.3% to $232.4 million in 1995 compared to $203.3 million in 1994. The increased level of taxable-equivalent net interest income was influenced primarily by the increase in average earning assets and an increased spread between the prime lending rate and the short-term U.S. Treasury rate. The prime lending rate is the primary basis used for pricing the Company's loans and the short-term Treasury rate is the index used for pricing many of the Company's deposits. The Company attempts to minimize interest rate movement sensitivity through the management of interest rate maturities, and to a lesser extent, the use of off-balance sheet arrangements such as interest rate caps, floors and interest rate exchange contract agreements. During 1995, the Company had income net of expense of $741,000 from the use of such off-balance sheet arrangements compared to $967,000 in 1994 and $291,000 in 1993. The Company intends to continue to use such off-balance sheet arrangements to the extent necessary to minimize its exposure to changes in prevailing interest rates.

Net interest margin is a measure of the Company's ability to generate net interest income and is computed by expressing net interest income (stated on a fully taxable-equivalent basis) as a percentage of earnings assets. The Company's net interest margin was 4.50% for 1995 as compared to 4.07% in 1994. The increase in the margin was due primarily to the prime lending rate/short-term U.S. Treasury spread. The prime/90 day T-bill spread was 3.31% at December 1995 as compared to 2.88% at December 1994. The Company is unable to effectively and economically hedge this basis point risk through the use of off-balance financial instruments. The increase in net interest margin was partially offset by the continued securitized sales of loans. Securitized sales of loans convert net interest income from loans to other operating income. The security resell agreements are primarily in U.S. government and U.S. government agency securities which offer low yields but represent low risk to the Company and require no consolidated "risk-based" capital.


The spread on average interest-bearing funds is the difference between the yield on earning assets and on the cost of interest-bearing funds. The Company's spread on average interest-bearing funds was 3.72% for 1995 as compared to 3.49% in 1994. The spread on average interest-bearing funds was positively affected by the same factors that increased the net interest margin.

Consolidated average balances, the amount of interest earned or paid, the applicable interest rate for the various categories of earning assets and interest-bearing funds which represent the components of net interest income for the year 1995 and the previous four years; and interest differentials on a taxable-equivalent basis and the effect on net interest income of changes due to volume and rates for the years 1995 and 1994, are shown in tables on pages which follow. Income computed on a taxable-equivalent basis is income adjusted to make income and earning yields on assets exempt from income taxes comparable to other taxable income. The incremental tax rate used for calculating the taxable-equivalent adjustment was 30% in 1995 and 1994; 32% in 1993 and each of the years prior.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY,
AVERAGE BALANCE SHEETS, YIELDS AND RATES

                                                                        1995                                     1994
                                                       ------------------------------------   --------------------------------------
                                                                       Amount                                    Amount
 (Amounts in thousands)                                  Average         of         Average     Average            of        Average
                                                         balance     interest(1)    rate(1)     balance        interest(1)   rate(1)
                                                       -----------   -----------    -------   -----------      -----------   -------
Assets:
Money market investments:
    Interest-bearing deposits                          $    26,539   $     1,288      4.85%   $    24,389      $       814     3.34%
    Federal funds sold and security resell agreements      910,307        54,344      5.97%       845,320           34,231     4.05%
    Other money market investments                            --            --          - %           --               --        - %
                                                       -----------   -----------              -----------      -----------
        Total money market investments                     936,846        55,632      5.94%       869,709           35,045     4.03%
                                                       -----------   -----------              -----------      -----------
Securities:
    Held to maturity:
        Taxable                                            911,237        64,914      7.12%       726,925           41,269     5.68%
        Nontaxable                                         210,758        17,714      8.40%       193,810           15,689     8.10%
    Available for sale:
        Taxable                                            362,953        23,966      6.60%       334,044           19,916     5.96%
        Nontaxable                                             460            30      6.52%          --               --         - %
    Trading account                                        146,845         9,248      6.30%       290,925           16,516     5.68%
                                                       -----------   -----------              -----------      -----------
        Total securities                                 1,632,253       115,872      7.10%     1,545,704           93,390     6.04%
                                                       -----------   -----------              -----------      -----------
Loans:
    Loans held for sale                                    115,939         9,259      7.99%       187,506           12,303     6.56%
    Net loans and leases(2)                              2,483,132       255,043     10.27%     2,387,489          217,958     9.13%
                                                       -----------   -----------              -----------      -----------
        Total loans                                      2,599,071       264,302     10.17%     2,574,995          230,261     8.94%
                                                       -----------   -----------              -----------      -----------

Total interest-earning assets                          $ 5,168,170   $   435,806      8.43%   $ 4,990,408      $   358,696     7.19%
                                                                     -----------                               -----------
Cash and due from banks                                    321,526                                333,290
Allowance for loan losses                                  (67,803)                               (68,248)
Other assets                                               236,797                                201,163
                                                       -----------                            -----------
Total assets                                           $ 5,658,690                            $ 5,456,613
                                                       ===========                            ===========

Liabilities:
Interest-bearing deposits:
    Savings deposits                                   $   719,590   $    22,492      3.13%   $   740,339      $    22,262     3.01%
    Money market deposits                                1,425,537        59,465      4.17%     1,284,697           39,938     3.11%
    Time deposits under $100,000                           614,858        32,016      5.21%       516,877           20,469     3.96%
    Time deposits $100,000 or more                         121,863         7,358      6.04%        94,680            3,845     4.06%
    Foreign deposits                                       139,212         7,179      5.16%       108,383            4,444     4.10%
                                                       -----------   -----------              -----------      -----------
        Total interest-bearing deposits                  3,021,060       128,510      4.25%     2,744,976           90,958     3.31%
                                                       -----------   -----------              -----------      -----------
Borrowed funds:
    Securities sold, not yet purchased                      90,196         5,619      6.23%       184,405           10,976     5.95%
    Federal funds purchased and security
      repurchase agreements                              1,037,197        56,645      5.46%     1,057,827           41,089     3.88%
    FHLB advances and other borrowings:
        Less than one year                                  20,441         1,406      6.88%        32,557            1,770     5.44%
        Over one year                                       93,829         6,088      6.49%       118,607            5,831     4.92%
    Long-term debt                                          57,506         5,121      8.91%        59,493            4,759     8.00%
                                                       -----------   -----------              -----------      -----------
        Total borrowed funds                             1,299,169        74,879      5.76%     1,452,889           64,425     4.43%
                                                       -----------   -----------              -----------      -----------
Total interest-bearing liabilities                     $ 4,320,229   $   203,389      4.71%   $ 4,197,865      $   155,383     3.70%
                                                                     -----------                               -----------
Noninterest-bearing deposits                               837,211                                838,118
Other liabilities                                          103,982                                 81,449
                                                       -----------                            -----------

Total liabilities                                        5,261,422                              5,117,432
Total shareholders' equity                                 397,268                                339,181
                                                       -----------                            -----------

Total liabilities and shareholders' equity             $ 5,658,690                            $ 5,456,613
                                                       ===========                            ===========

Spread on average interest-bearing funds                                              3.72%                                    3.49%
                                                                                      ====                                     ====
Net interest income and net yield on interest-earning
    assets
                                                                     $   232,417      4.50%                    $   203,313     4.07%
                                                                     ===========      ====                     ===========     ====


--------------------------------------------

1    Taxable-equivalent rates used where applicable.

2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY,
AVERAGE BALANCE SHEETS, YIELDS AND RATES

                                                                          1993                                 1992
                                                           ---------------------------------   -----------------------------------
                                                                          Amount                               Amount
(Amounts in thousands)                                       Average       of        Average     Average         of        Average
                                                             balance    interest(1)  rate(1)     balance      interest(1)  rate(1)
                                                           ----------   ----------   -------   -----------    ----------   -------
Assets:
Money market investments:
    Interest-bearing deposits                              $  103,982   $    3,682     3.55%   $   184,142    $  10,529       5.72%
    Federal funds sold and security resell agreements         656,204       22,918     3.49%       245,866        9,730       3.96%
    Other money market investments                             28,508          827     2.90%        39,054        1,410       3.61%
                                                           ----------   ----------             -----------    ---------
           Total money market investments                     788,694       27,427     3.48%       469,062       21,669       4.62%
                                                           ----------   ----------             -----------    ---------
Securities:
    Held to maturity:
       Taxable                                                958,776       56,347     5.88%       766,002       48,854       6.38%
       Nontaxable                                             147,549       12,434     8.43%       125,062       11,163       8.93%
    Available for sale:
       Taxable                                                      -            -       - %             -            -         - %
       Nontaxable                                                   -            -       - %             -            -         - %
    Trading account                                           102,840        7,555     7.35%        36,912        5,537      15.00%
                                                           ----------   ----------             -----------    ---------
           Total securities                                 1,209,165       76,336     6.31%       927,976       65,554       7.06%
                                                           ----------   ----------             -----------    ---------
Loans:
    Loans held for sale                                       185,899       11,273     6.06%       186,953       13,804       7.38%
    Net loans and leases(2)                                 2,036,283      182,559     8.97%     1,917,726      180,770       9.43%
                                                           ----------   ----------             -----------    ---------
           Total loans                                      2,222,182      193,832     8.72%     2,104,679      194,574       9.24%
                                                           ----------   ----------             -----------    ---------
Total interest-earning assets                              $4,220,041   $  297,595     7.05%   $ 3,501,717    $ 281,797       8.05%
                                                                        ----------                            ---------

Cash and due from banks                                       315,577                              236,116
Allowance for loan losses                                     (64,911)                             (60,116)
Other assets                                                  173,211                              130,115
                                                           ----------                          -----------
Total assets                                               $4,643,918                          $ 3,807,832
                                                           ==========                          ===========

Liabilities:

Interest-bearing deposits:
    Savings deposits                                       $  648,178   $   19,222     2.97%   $   494,113    $  17,396       3.52%
    Money market deposits                                   1,117,016       31,109     2.79%     1,029,499       34,705       3.37%
    Time deposits under $100,000                              548,816       23,501     4.28%       651,226       33,555       5.15%
    Time deposits $100,000 or more                             79,442        3,010     3.79%        95,067        4,419       4.65%
    Foreign deposits                                           55,823        1,484     2.66%        86,479        3,635       4.20%
                                                           ----------   ----------             -----------    ---------
           Total interest-bearing deposits                  2,449,275       78,326     3.20%     2,356,384       93,710       3.98%
                                                           ----------   ----------             -----------    ---------

Borrowed funds:
    Securities sold, not yet purchased                         69,442        3,039     4.38%             -            -         - %
    Federal funds purchased and security
      repurchase agreements                                   767,309       22,376     2.92%       394,620       12,681       3.21%
    FHLB advances and other borrowings:
        Less than one year                                     83,123        3,196     3.84%        78,406        3,218       4.10%
        Over one year                                         111,974        4,599     4.11%        50,450        1,826       3.62%
    Long-term debt                                             75,623        7,423     9.82%        82,219        9,508      11.56%
                                                           ----------   ----------             -----------    ---------

           Total borrowed funds                             1,107,471       40,633     3.67%       605,695       27,233       4.50%
                                                           ----------   ----------             -----------    ---------

Total interest-bearing liabilities                         $3,556,746   $  118,959     3.34%   $ 2,962,079    $ 120,943       4.08%
                                                                        ----------                            ---------

Noninterest-bearing deposits                                  729,651                              556,476
Other liabilities                                              71,190                               48,866
                                                           ----------                          -----------

Total liabilities                                           4,357,587                            3,567,421
Total shareholders' equity                                    286,331                              240,411
                                                           ----------                          -----------
Total liabilities and shareholders' equity                 $4,643,918                          $ 3,807,832
                                                           ==========                          ===========

Spread on average interest-bearing funds                                               3.71%                                  3.97%
                                                                                       ====                                   ====


Net interest income and net yield on
   interest-earning assets                                              $  178,636     4.23%                  $ 160,854       4.59%
                                                                        ==========     ====                   =========       ====



1    Taxable-equivalent rates used where applicable.

2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY,
AVERAGE BALANCE SHEETS, YIELDS AND RATES

                                                                                   1991
                                                                    --------------------------------------
                                                                                    Amount
(Amounts in thousands)                                                Average         of          Average
                                                                      balance     interest(1)     rate(1)
                                                                    ----------    -----------    ---------
Assets:
Money market investments:
    Interest-bearing deposits                                       $  234,936     $   15,210       6.47%
    Federal funds sold and security resell agreements                  355,666         23,290       6.55%
    Other money market investments                                      79,982          4,910       6.14%
                                                                    ----------     ----------
           Total money market investments                              670,584         43,410       6.47%
                                                                    ----------     ----------
Securities:
    Held to maturity:
       Taxable                                                         604,557         49,171       8.13%
       Nontaxable                                                       74,709          8,571      11.47%
    Available for sale:
       Taxable                                                               -              -         - %
       Nontaxable                                                            -              -         - %
    Trading account                                                     22,761          3,122      13.72%
                                                                    ----------     ----------
           Total securities                                            702,027         60,864       8.67%
                                                                    ----------     ----------
Loans:
    Loans held for sale                                                106,028          8,970       8.46%
    Net loans and leases(2)                                          1,769,900        190,942      10.79%
                                                                    ----------     ----------
           Total loans                                               1,875,928        199,912      10.66%
                                                                    ----------     ----------

Total interest-earning assets                                       $3,248,539     $  304,186       9.36%
                                                                                   ----------
Cash and due from banks                                                214,238
Allowance for loan losses                                              (61,650)
Other assets                                                           135,682
                                                                    ----------
Total assets                                                        $3,536,809
                                                                    ==========

Liabilities:

Interest-bearing deposits:
    Savings deposits                                                $  535,634     $   26,154       4.88%
    Money market deposits                                              717,124         36,642       5.11%
    Time deposits under $100,000                                       771,491         51,692       6.70%
    Time deposits $100,000 or more                                     132,363          8,317       6.28%
    Foreign deposits                                                    62,729          3,245       5.17%
                                                                    ----------     ----------
           Total interest-bearing deposits                           2,219,341        126,050       5.68%
                                                                    ----------     ----------
Borrowed funds:
    Securities sold, not yet purchased                                       -              -         - %
    Federal funds purchased and security repurchase
      agreements                                                       331,367         17,031       5.14%
    FHLB advances and other borrowings:
        Less than one year                                             119,222          8,213       6.89%
        Over one year                                                   35,342          1,943       5.50%
    Long-term debt                                                      86,967          8,335       9.58%
                                                                    ----------     ----------
           Total borrowed funds                                        572,898         35,522       6.20%
                                                                    ----------     ----------
Total interest-bearing liabilities                                  $2,792,239     $  161,572       5.79%
                                                                                   ----------
Noninterest-bearing deposits                                           481,790
Other liabilities                                                       54,051
                                                                    ----------
Total liabilities                                                    3,328,080
Total shareholders' equity                                             208,729
                                                                    ----------
Total liabilities and shareholders' equity                          $3,536,809
                                                                    ==========


Spread on average interest-bearing funds                                                            3.57%
                                                                                                    ====

Net interest income and net  yield on
   interest-earning assets                                                         $  142,614       4.39%
                                                                                   ==========       ====



   --------------------------------------------

1    Taxable-equivalent rates used where applicable.

2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

Analysis of Interest Changes Due to Volume and Rates


                                                           1995 over 1994                       1994 over 1993
                                                 -------------------------------    --------------------------------
(In thousands)                                      Changes due to       Total         Changes due to        Total
                                                 --------------------               --------------------
                                                  Volume     Rate(1)    Changes      Volume      Rate(1)     Changes
                                                 --------    --------   --------    --------    --------    --------

Interest-earning assets:
Money market investments:
    Interest-bearing deposits                    $     77    $    397   $    474    $ (2,659)   $   (209)   $ (2,868)
    Federal funds sold and security
      resell agreements                             2,809      17,304     20,113       7,272       4,041      11,313
    Other money market investments                     --          --         --        (827)         --        (827)
                                                 --------    --------   --------    --------    --------    --------
           Total money market investments           2,886      17,701     20,587       3,786       3,832       7,618
                                                 --------    --------   --------    --------    --------    --------
Securities:
    Held to maturity:
       Taxable                                     11,823      11,822     23,645        (759)      7,976       7,217
       Nontaxable                                   1,418         607      2,025       3,738        (483)      3,255
    Available for sale:
       Taxable                                      1,807       2,243      4,050       7,122      (9,501)     (2,379)
       Nontaxable                                      30          --         30          --          --          --
    Trading account                                (8,175)        907     (7,268)     10,675      (1,714)      8,961
                                                 --------    --------   --------    --------    --------    --------
           Total securities                         6,903      15,579     22,482      20,776      (3,722)     17,054
                                                 --------    --------   --------    --------    --------    --------
Loans:
    Loans held for sale                            (4,697)      1,653     (3,044)         92         938       1,030
    Net loans and leases(2)                         9,019      28,066     37,085      32,002       3,397      35,399
                                                 --------    --------   --------    --------    --------    --------

           Total loans                              4,322      29,719     34,041      32,094       4,335      36,429
                                                 --------    --------   --------    --------    --------    --------
Total interest-earning assets                    $ 14,111    $ 62,999   $ 77,110    $ 56,656    $  4,445    $ 61,101
                                                 --------    --------   --------    --------    --------    --------

Interest-bearing liabilities:

Deposits:
    Savings deposits                             $   (602)   $    832   $    230    $  2,753    $    287    $  3,040
    Money market deposits                           4,761      14,766     19,527       4,997       3,832       8,829
    Time deposits under $100,000                    4,332       7,215     11,547      (1,264)     (1,768)     (3,032)
    Time deposits $100,000 or more                  1,302       2,211      3,513         609         226         835
    Foreign deposits                                  973       1,762      2,735       1,879       1,081       2,960
                                                 --------    --------   --------    --------    --------    --------
           Total interest-bearing deposits         10,766      26,786     37,552       8,974       3,658      12,632
                                                 --------    --------   --------    --------    --------    --------
Borrowed funds:
    Securities sold, not yet purchased             (5,609)        252     (5,357)      6,522       1,415       7,937
    Federal funds purchased and security
      repurchase agreements                          (846)     16,402     15,556      10,013       8,700      18,713
    FHLB advances and other borrowings:
        Less than one year                           (658)        294       (364)     (1,946)        520      (1,426)
        Over one year                              (1,215)      1,472        257         287         945       1,232
    Long-term debt                                   (159)        521        362      (1,291)     (1,373)     (2,664)
                                                 --------    --------   --------    --------    --------    --------
           Total borrowed funds                    (8,487)     18,941     10,454      13,585      10,207      23,792
                                                 --------    --------   --------    --------    --------    --------
Total interest-bearing liabilities               $  2,279    $ 45,727   $ 48,006    $ 22,559    $ 13,865    $ 36,424
                                                 --------    --------   --------    --------    --------    --------
Change in net interest income                    $ 11,832    $ 17,272   $ 29,104    $ 34,097    $ (9,420)   $ 24,677
                                                 ========    ========   ========    ========    ========    ========



   --------------------------------------------

(1)    Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.



In the tables on the proceeding pages, the principal amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the rate earned on loans. Interest income on nonaccrual loans is included in income only to the extent that cash payments have been received and not applied to principal and is accrued on restructured loans at the reduced rates. Certain restructured loan agreements call for additional interest to be paid on a deferred or contingent basis. Such interest is taken into income only as collected.

In the analysis of interest changes due to volume and rates, the changes due to the volume/rate variance have been allocated to volume with the following exceptions: when volume and rate have both increased, the variance has been allocated proportionately to both volume and rate; when the rate has increased and volume has decreased, the variance has been allocated to rate.

PROVISION FOR LOAN LOSSES

The provision for loan losses in 1995 increased by 28.4% to $2,800,000 as compared to $2,181,000 in 1994 and $2,993,000 in 1993. The increase in the loan loss provision resulted from net larger provisions in the Company's banking subsidiaries in Arizona and Nevada. While the increase in the provision is large as a percentage increase, the total provision remains at a low level, reflecting continued improvement in credit risk management and a continuing healthy economy which have produced decreases in nonperforming assets.

NONINTEREST INCOME

The Company's noninterest income increased by 18.5% to $86.7 million as compared to $73.2 million in 1994 and $79.9 million in 1993. Service charges on deposits increased by 17.8% in 1995 to $28.3 million, primarily as a result of price increases and higher volumes in 1995. Other service charges, commissions and fees increased by 9.8% in 1995 to $24.2 million, primarily as a result of increased fees relating to commercial loan originations. Such increased fees were partially offset by a decline in fees generated from sales of investment products through the Company's discount brokerage operations and personal investment officers, as well as fees from mortgage loan originations during 1995. Trading account income decreased by 245.0% to $(1.2) million in 1995 as compared to $.9 million in 1994, due primarily to a $3.1 million trading loss during the first quarter of 1995, which resulted in the transfer of Zions First National Bank's capital markets operation in New York City to the bank's headquarters in Salt Lake City. Loan sales and servicing income increased 66.2% to $24.3 million primarily as a result of increased income on real estate loans sold in 1995 and higher servicing fees during 1995 on securitized loans sold. The Company does not recognize an initial gain on the sale of loans but recognizes the income over the servicing life of the sale. Other income decreased by 8.6% in 1995 to $7.0 million, primarily as a result of a smaller gain on the sale of mortgage-servicing rights reported in 1995. The smaller gain was partially offset by interest income received on a state income tax refund.

The following table presents the components of noninterest income for the years indicated and a year-to-year comparison expressed in terms of percent changes.

                               NONINTEREST INCOME



                                              Percent                 Percent                Percent              Percent
(Amounts in thousands)              1995      change       1994       change       1993      change     1992      change      1991
                                    ----      ------       ----       ------       ----      ------     ----      ------      ----


Service charges on deposit
   accounts                       $  28,347      17.8%   $ 24,058         5.2%    $22,875      17.4%  $ 19,484       9.9%    $17,736
Other service charges,
   commissions, and fees             24,169       9.8      22,008         2.9      21,392      13.4     18,871      35.7      13,907
Trust income                          4,355        .5       4,334        (6.2)      4,622        .2      4,614      10.7       4,169
Investment securities gains
   (losses), net                       (148)     50.5        (299)   (1,658.8)        (17)   (105.2)       327     (54.3)        715
Trading account income
   (loss)                            (1,247)   (245.0)        860       (63.4)      2,350     (47.0)     4,437     226.5       1,359
Loan sales and servicing income      24,254      66.2      14,596       (32.0)     21,471     226.7      6,573     (16.5)      7,875
Other income                          6,984      (8.6)      7,645         6.4       7,187     (15.9)     8,543      27.6       6,695
                                  ---------              --------                 -------             --------               -------
           Total                  $  86,714      18.5%   $ 73,202        (8.4)%   $79,880      27.1%  $ 62,849      19.8%    $52,456
                                  =========      ====    ========        ====     =======      ====   ========      ====     =======



NONINTEREST EXPENSES

Noninterest expenses increased by 7.9% in 1995 to $188.7 million as compared to $174.9 million in 1994 and $167.8 million in 1993. Salaries and employee benefits increased by 10.3% in 1995 to $103.0 million, primarily as a result of increased staffing of branch offices opened and acquired and SBA loan origination activities, as well as general salary increases, bonuses, commissions and profit-sharing costs related to increased profitability. Furniture and equipment expense increased 16.8% in 1995 to $13.2 million, resulting primarily from the addition of branch facilities, the further expansion of the ATM network, and the installation of personal computers and local area networks.

The Company benefited by a decrease in F.D.I.C. premiums of 45.9% in 1995 to $4.1 million as compared to $7.5 million in 1994 due to lower assessment rates. Telecommunication costs increased 24.8% to $4.7 million as a result of acquisitions and the expansion of ATM and other networks. All other expenses increased 8.2% to $29.9 million in 1995 as compared to $27.6 million in 1994, primarily due to increased ATM network service costs, amortization of investments in community development companies and investment activity expenses. The Company recognized a loss on early extinguishment of debt in the amount of $6.0 million during 1993. This expense consisted of marking to market an interest rate exchange agreement entered into several years ago in conjunction with the issuance of long-term floating rate notes, and writing off deferred costs associated with the notes and industrial revenue bonds redeemed.

The following table presents the components of noninterest expenses for the years indicated and a year-to-year comparison expressed in terms of percent changes.

                              NONINTEREST EXPENSES

                                                Percent               Percent              Percent                Percent
(Amounts in thousands)                 1995     change     1994       change     1993      change      1992       change      1991
                                       ----     ------     ----       ------     ----      ------      ----       ------      ----


Salaries and employee
   benefits                         $ 102,951     10.3%  $  93,331       9.1%  $  85,549     21.8%  $  70,242      14.7%   $  61,220
Occupancy, net                         10,398      7.8       9,647      18.1       8,168     12.7       7,248      (4.3)       7,570
Furniture and equipment                13,174     16.8      11,276      21.3       9,294     21.0       7,681      13.4        6,773
Other real estate expense                  81    192.0         (88)   (119.6)        450    (82.4)      2,559     (22.9)       3,318
Legal and professional
   services                             4,285    (16.7)      5,142        .1       5,136     42.0       3,616      (8.0)       3,931
Supplies                                5,231      8.5       4,819       6.2       4,537     17.5       3,860       1.1        3,817
Postage                                 5,125      8.5       4,723       9.0       4,334     20.0       3,611      (2.4)       3,700
Advertising                             5,221     51.5       3,447      (1.9)      3,515      8.6       3,236      43.3        2,258
F.D.I.C. premiums                       4,084    (49.5)      7,547       4.0       7,257     16.4       6,235      15.9        5,381
Amortization of intangible
   assets                               3,621     (1.9)      3,692     (16.7)      4,432     (2.2)      4,530      16.7        3,882
Loss on early extinguishment of
   debt                                     -      -             -    (100.0)      6,022    100.0           -         -            -
Other expenses:
    Telecommunications                  4,701     24.8       3,767      25.4       3,005     26.6       2,373      19.4        1,987
    All other expenses                 29,858      8.2      27,597       5.9      26,051      9.1      23,878      24.6       19,162
                                    ---------            ---------             ---------            ---------              ---------
    Total other expenses               34,559     10.2      31,364       7.9      29,056     10.7      26,251      24.1       21,149
                                    ---------            ---------             ---------            ---------              ---------
       Total                        $ 188,730      7.9%  $ 174,900       4.3%  $ 167,750     20.6%  $ 139,069      13.1%   $ 122,999
                                    =========    =====   =========    ======   =========    =====   =========     =====    =========


The following table presents full-time equivalent employees and banking offices at December 31, for the years indicated:

                         FULL-TIME EQUIVALENT EMPLOYEES

                                                                               1995        1994        1993        1992        1991
                                                                               -----       -----       -----       -----       -----
Commercial banking                                                             2,650       2,506       2,573       2,098       2,008
Other                                                                            205         189         188         395         341
                                                                               -----       -----       -----       -----       -----
       Total                                                                   2,855       2,695       2,761       2,493       2,349
                                                                               =====       =====       =====       =====       =====


Commercial banking offices                                                       131         118         114         106         103


INCOME TAXES

The Company's income taxes increased 32.5% to $41.0 million in 1995 compared to $30.9 million in 1994 and $27.2 million in 1993 due to the increase in income before income taxes and an increase in the Company's effective tax rate to 33.5% in 1995 as compared to 32.6% in 1994.

QUARTERLY SUMMARY

The following table presents a summary of earnings and end-of-period balances by quarter for the years ended December 31, 1995, 1994, and 1993:

             SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                   Provi-                      Income
                                         Gross          Net           Non-        sion for        Non-         before
(In thousands)                          interest      interest      interest       loan         interest       income         Net
                                         income        income        income       losses        expenses        taxes        income
                                        --------      --------      --------      --------      --------      --------      --------
Quarter:
    1995:
       First                            $ 97,779      $ 53,201      $ 16,041      $    600      $ 44,818      $ 23,824      $ 16,001
       Second                            105,436        55,897        22,105           850        45,882        31,270        20,521
       Third                             113,579        57,923        23,936           800        47,015        34,044        22,291
       Fourth                            113,689        60,073        24,632           550        51,015        33,140        22,515
                                        --------      --------      --------      --------      --------      --------      --------
           Total                        $430,483      $227,094      $ 86,714      $  2,800      $188,730      $122,278      $ 81,328
                                        ========      ========      ========      ========      ========      ========      ========
    1994:
       First                            $ 77,213      $ 44,801      $ 16,396      $    290      $ 42,491      $ 18,416      $ 12,438
       Second                             86,772        48,741        18,465           467        41,996        24,743        16,418
       Third                              94,939        51,859        20,109           440        44,739        26,789        17,665
       Fourth                             95,065        53,205        18,232           984        45,674        24,779        17,306
                                        --------      --------      --------      --------      --------      --------      --------
           Total                        $353,989      $198,606      $ 73,202      $  2,181      $174,900      $ 94,727      $ 63,827
                                        ========      ========      ========      ========      ========      ========      ========
    1993:
       First                            $ 67,591      $ 41,092      $ 15,766      $  1,365      $ 42,065      $ 13,428      $ 10,746
       Second                             71,091        44,813        19,371           408        39,047        24,729        16,636
       Third                              76,033        43,795        22,689           482        43,318        22,684        15,397
       Fourth                             78,901        44,957        22,054           738        43,320        22,953        15,426
                                        --------      --------      --------      --------      --------      --------      --------
           Total                        $293,616      $174,657      $ 79,880      $  2,993      $167,750      $ 83,794      $ 58,205
                                        ========      ========      ========      ========      ========      ========      ========





                                                 Money                          Net           Allow-
                                                 market                        loans        ances for                       Share-
                                  Total         invest-                         and            loan          Total          holders'
                                  assets         ments        Securities       leases         losses        deposits        equity
                                ----------     ----------     ----------     ----------     ----------     ----------     ----------
End of Quarter:
    1995:
       First                    $5,105,608     $  639,101     $1,555,577     $2,474,801     $   67,372     $3,786,428     $  380,975
       Second                    5,664,339        927,646      1,594,203      2,651,732         67,753      3,890,180        392,285
       Third                     5,667,670        759,498      1,716,350      2,679,485         68,309      4,095,014        409,966
       Fourth                    5,620,646        687,251      1,540,489      2,806,956         67,555      4,097,114        428,506

    1994:
       First                    $5,232,172     $  677,125     $1,626,260     $2,531,806     $   67,984     $3,493,502     $  318,708
       Second                    5,452,447        830,288      1,552,256      2,665,104         68,981      3,599,176        341,818
       Third                     5,228,382        667,013      1,532,726      2,574,644         66,847      3,628,273        354,330
       Fourth                    4,934,095        403,446      1,663,433      2,391,278         67,018      3,705,976        365,770

    1993:
       First                    $4,334,905     $  733,496     $1,148,227     $2,112,865     $   61,042     $3,152,960     $  273,736
       Second                    4,420,841        599,091      1,187,784      2,197,102         67,602      3,347,915        287,985
       Third                     4,467,194        463,552      1,225,784      2,395,834         68,334      3,370,553        300,298
       Fourth                    4,801,054        597,680      1,258,939      2,486,346         68,461      3,432,289        312,592

ANALYSIS OF FINANCIAL CONDITION

LIQUIDITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors, debt service requirements and operating needs. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. In addition, the Company's liquidity is enhanced by the fact that cash, money market securities, and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, totaled $1,428.2 million or 37.3% of core deposits at December 31, 1995.

The Company's core deposits, consisting of demand, savings, and money market deposits, and small certificates of deposit, constituted 93.5% of total deposits at December 31, 1995, as compared to 93.0% at December 31, 1994.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium- to long-term liquidity. The Company's ability to raise funds in the capital markets through the "securitization" process and by debt issuances allows the Company to take advantage of market opportunities to meet funding needs at a reasonable cost.

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

The Company, through the management of interest rate "maturities" and the use of off-balance sheet arrangements such as interest rate caps, floors, futures, options, and interest rate exchange agreements, attempts to minimize the effect on net income of changes in interest rates. The Company's management exercises its best judgment in making assumptions with respect to prepayments, early withdrawals and other noncontrollable events in managing the Company's exposure to changes in interest rates.

Information as to the Company's interest rate sensitivity is presented in a table that follows. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals, after considering the effect of off-balance sheet hedging financial instruments. Since these gaps are actively managed and change daily as the interest rate environment changes, positions at the end of any period may not be reflective of the Company's interest rate position in subsequent periods.

The following table presents information as to the Company's interest rate sensitivity at December 31, 1995:

                    MATURITIES AND INTEREST RATE SENSITIVITY
                              AT DECEMBER 31, 1995




                                                                       Rate sensitive
                                                     ------------------------------------------------
                                                                     After       After
                                                                     three         one
                                                                     months       year
                                                                      but          but
                                                      Within         within      within       After
                                                       three          one         five        five       Not rate
(In millions)                                          months         year        years       years      sensitive         Total
                                                     ----------     --------     --------    --------    ----------     ----------
Uses of Funds
-------------

Earning assets:
    Interest-bearing deposits                        $     34.1     $     .2     $     .3                                 $   34.6
    Federal funds sold                                     50.4                                                               50.4
    Security resell agreements                            590.1         12.1                                                 602.2
    Securities:
       Held to maturity                                   641.4        122.5        213.4    $  101.3                      1,078.6
       Available for sale                                 184.5         29.9         94.2        89.6                        398.2
       Trading account                                     63.7                                                               63.7
    Loans and leases                                    1,844.3        252.5        601.1       109.1                      2,807.0
Nonearning assets                                                                                        $    585.9          585.9
                                                     ----------     --------     --------    --------    ----------     ----------
           Total uses of funds                       $  3,408.5     $  417.2     $  909.0    $  300.0    $    585.9     $  5,620.6
                                                     ----------     --------     --------    --------    ----------     ==========


Sources of Funds
----------------

Interest-bearing deposits and liabilities:
    Savings and money market deposits                $  1,273.5     $  169.1     $  648.5    $   73.2                   $  2,164.3
    Time deposits under $100,000                          203.3        287.8        176.4         1.7                        669.2
    Time deposits over $100,000                            36.7         83.9         38.1          .2                        158.9
    Foreign                                               106.1                                                              106.1
    Securities sold, not yet purchased                    117.0                                                              117.0
    Federal funds purchased                               134.0                                                              134.0
    Security repurchase agreements                        612.2          2.1                                                 614.3
    FHLB advances and other borrowings:
        Less than one year                                 14.9                                                               14.9
        Over one year                                      65.0          1.7          8.0        11.5                         86.2
    Long-term debt                                           .5           .5          4.5        50.7                         56.2
Noninterest-bearing deposits                              414.3         21.6         86.2        58.4    $    418.1          998.6
Other liabilities                                                                                              72.4           72.3
Shareholders' equity                                                                                          428.5          428.5
                                                     ----------     --------     --------    --------    ----------     ----------
           Total sources of funds                    $  2,977.5     $  566.7     $  961.7    $  195.7    $    919.0     $  5,620.6
                                                     ----------     --------     --------    --------    ----------     ==========

Off-balance sheet items affecting interest
   rate sensitivity                                  $   (230.0)    $   20.0     $  210.0

Interest rate sensitivity gap                        $    201.0     $ (129.5)    $  157.3    $  104.3    $   (333.1)

Percent of total assets                                     3.6%        (2.3)%        2.8%        1.8%         (5.9)%

Cumulative interest rate sensitivity gap             $    201.0     $   71.5     $  228.8    $  333.1

Cumulative as a % of total assets                           3.6%         1.3%         4.1%        5.9%

EARNING ASSETS

Average earning assets increased 3.6% to $5,168.2 million in 1995 as compared to the 1994 level of $4,990.4 million and the 1993 level of $4,220.1 million. Earning assets comprised 91.3% of total average assets in 1995 compared with 91.5% in 1994, with average loans representing 50.3% of earning assets in 1995 compared to 51.6% in 1994.

The volume of liquid money market investments increased 7.7% to $936.8 million in 1995 from $869.7 million in 1994. Average securities increased 5.6% to $1,632.3 million in 1995 from $1,545.7 million in 1994. Average loan volume increased .9% to $2,599.1 million in 1995 as compared to $2,575.0 million in 1994.

The following table sets forth the composition of average earning assets for the years indicated:

                             AVERAGE EARNING ASSETS

(In millions)                                                       1995          1994         1993          1992           1991
                                                                 ----------    ----------    ----------    ----------    ----------
Money market investments:
    Interest-bearing deposits                                    $     26.5    $     24.4    $    104.0    $    184.1    $    234.9
    Federal funds sold and security resell agreements                 910.3         845.3         656.2         245.9         355.7
    Other money market investments                                     --            --            28.5          39.0          80.0
                                                                 ----------    ----------    ----------    ----------    ----------
       Total money market investments                                 936.8         869.7         788.7         469.0         670.6
                                                                 ----------    ----------    ----------    ----------    ----------
Securities:
    Held to maturity:
       Taxable                                                        911.2         726.9         958.8         766.0         604.5
       Nontaxable                                                     210.8         193.8         147.6         125.1          74.7
    Available for sale:
       Taxable                                                        363.0         334.1          --            --            --
       Nontaxable                                                        .5          --            --            --            --
    Trading account                                                   146.8         290.9         102.8          36.9          22.8
                                                                 ----------    ----------    ----------    ----------    ----------
       Total securities                                             1,632.3       1,545.7       1,209.2         928.0         702.0
                                                                 ----------    ----------    ----------    ----------    ----------
Loans:
    Loans held for sale                                               116.0         187.5         185.9         187.0         106.0
    Net loans and leases                                            2,483.1       2,387.5       2,036.3       1,917.7       1,769.9
                                                                 ----------    ----------    ----------    ----------    ----------
       Total loans                                                  2,599.1       2,575.0       2,222.2       2,104.7       1,875.9
                                                                 ----------    ----------    ----------    ----------    ----------
       Total earning assets                                      $  5,168.2    $  4,990.4    $  4,220.1    $  3,501.7    $  3,248.5
                                                                 ==========    ==========    ==========    ==========    ==========


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

                         INVESTMENT SECURITIES PORTFOLIO

                                                                                      December 31,
                                                    --------------------------------------------------------------------------------
                                                               1995                       1994                       1993
                                                    -------------------------  -------------------------  --------------------------
(In thousands)                                       Amortized      Market      Amortized       Market      Amortized       Market
                                                       cost          value        cost          Value         Cost          Value
                                                    ----------    ----------    ----------    ----------    ----------    ----------

Held to maturity
----------------
U.S. government agencies and corporations:
    Small Business Administration
      loan-backed securities                        $  529,376    $  541,014    $  460,163    $  459,313    $  399,603    $  411,846
    Other agency securities                            265,430       263,522       271,440       262,144       157,098       157,544
States and political subdivisions                      225,231       230,149       243,225       242,754       196,241       198,664
                                                    ----------    ----------    ----------    ----------    ----------    ----------
                                                     1,020,037     1,034,685       974,828       964,211       752,942       768,054
Mortgage-backed securities                              58,546        59,249        56,079        54,587        60,318        62,033
                                                    ----------    ----------    ----------    ----------    ----------    ----------
                                                     1,078,583     1,093,934     1,030,907     1,018,798       813,260       830,087
                                                    ----------    ----------    ----------    ----------    ----------    ----------

Available for sale
------------------
U.S. Treasury securities                                17,691        17,728        48,269        47,177        70,263        70,512
U.S. government agencies                                71,038        70,952        33,304        33,304        61,107        61,077
States and political subdivisions                       40,153        42,084            --            --            --            --
                                                    ----------    ----------    ----------    ----------    ----------    ----------

                                                       128,882       130,764        81,573        80,481       131,370       131,589
                                                    ----------    ----------    ----------    ----------    ----------    ----------

Mortgage-backed securities                              69,469        69,333        55,560        54,334        49,493        49,363
                                                    ----------    ----------    ----------    ----------    ----------    ----------
Equity securities:
    Mutual funds:
       Accessor Funds, Inc.                            118,899       119,971       118,983       111,529        90,736        91,245
       Other                                               564           564           534           534           515           515
    Stock:
       Federal Home Loan Bank                           71,988        71,988        65,861        65,861        72,376        72,376
       Other                                             5,386         5,580         2,785         2,839         2,194         2,258
                                                    ----------    ----------    ----------    ----------    ----------    ----------
                                                       196,837       198,103       187,983       180,763       165,821       166,394
                                                    ----------    ----------    ----------    ----------    ----------    ----------
                                                       395,188       398,200       325,116       315,578       346,684       347,346
                                                    ----------    ----------    ----------    ----------    ----------    ----------
Total                                               $1,473,771    $1,492,134    $1,356,023    $1,334,376    $1,159,944    $1,177,433
                                                    ==========    ==========    ==========    ==========    ==========    ==========

MATURITIES AND AVERAGE YIELDS OF INVESTMENT SECURITIES

The following table presents by maturity range and type of security, the average yield of the investment portfolio at December 31, 1995. The average yield is based on effective rates on amortized cost at the end of the year.

             MATURITIES AND AVERAGE YIELDS OF INVESTMENT SECURITIES
                              AT DECEMBER 31, 1995

                                                                                    After one       After five
                                                   Total          Within one        but within       but within         After ten
                                                  securities         year           five years       ten years            years
                                             -----------------  ---------------   -------------    --------------    ---------------
(Millions of Dollars)                           Amt.    Yield*    Amt.   Yield*    Amt.   Yield*    Amt.    Yield*    Amt.    Yield
--------------------                         ---------  -----   -------  ------   ------  -----    -----    -----    -----    ------

Held to maturity
----------------
U.S. government agencies and corporations:
     Small Business Administration
       loan-backed securities                $    529.4   7.4%  $   48.5   7.4%  $  157.7   7.4%  $  137.2    7.4%  $  186.0    7.4%
     Other agency securities                      265.4   5.7%      79.8   4.8%     147.1   5.9%      35.8    7.0%       2.7    8.1%
States and political subdivisions                 225.2   8.0%      32.3   7.9%     101.0   8.0%      76.7    8.3%      15.2    7.6%
                                             ----------         --------         --------         --------          --------
                                                1,020.0   7.1%     160.6   6.2%     405.8   7.0%     249.7    7.6%     203.9    7.4%
Mortgage-backed securities                         58.6   6.8%       8.2   6.8%      23.0   6.8%      15.0    6.8%      12.4    6.7%
                                             ----------         --------         --------         --------          --------
                                                1,078.6   7.1%     168.8   6.2%     428.8   7.0%     264.7    7.6%     216.3    7.4%
                                             ----------         --------         --------         --------          --------

Available for sale
------------------

U.S. Treasury securities                           17.7   4.7%      14.5   4.5%       3.0   5.6%        .2    8.3%      --        -%
U.S. government agencies                           71.0  10.4%      52.9  11.5%        .7   8.0%      17.4    7.2%      --        -%
States and political subdivisions                  40.2   8.0%       6.4   7.7%      13.9   8.1%      16.3    8.4%       3.6    6.8%
                                             ----------         --------         --------         --------          --------
                                                  128.9   8.9%      73.8   9.8%      17.6   7.7%      33.9    7.8%       3.6    6.8%
                                             ----------         --------         --------         --------          --------
Mortgage-backed securities                         69.5   6.6%       7.0   6.6%      22.2   6.6%      17.9    6.6%      22.4    6.5%
                                             ----------         --------         --------         --------          --------

Equity securities:
    Mutual funds:
       Accessor Funds, Inc.                       118.9  11.7%                                                         118.9   11.7%
       Other                                         .5   5.5%                                                            .5    5.5%
    Stock:
       Federal Home Loan Bank                      72.0   7.2%                                                          72.0    7.2%
       Other                                        5.4   3.3%                                                           5.4    3.3%
                                             ----------                                                             --------
                                                  196.8   9.8%                                                         196.8    9.8%
                                             ----------         --------         --------         --------          --------
                                                  395.2   8.9%      80.8   9.5%      39.8   7.1%      51.8    7.4%     222.8    9.4%
                                             ----------         --------         --------         --------          --------
Total                                        $  1,473.8   7.6%  $  249.6   7.3%  $  468.6   7.0%  $  316.5    7.6%  $  439.1    8.4%
                                             ==========   ===   ========   ===   ========   ===   ========    ===   ========   ====


* An effective tax rate of 30% was used to adjust tax-exempt securities yields to rates comparable to those on fully taxable securities.

At December 31, 1995, the value of the Accessor Funds Inc. and the Federal Home Loan Bank of Seattle stock each exceeded ten percent of shareholders' equity.

LOAN PORTFOLIO

During 1995, the Company consummated securitized loan sales of home equity loans, credit card receivables and automobile loans totaling approximately $615.1 million, leading to a $44.9 million net increase in securitized receivables outstanding, excluding long-term residential mortgages. After these sales, loans and leases at December 31, 1995 totaled $2,837.9 million, an increase of 17.5% compared to $2,416.1 million at December 31, 1994. Loans held for sale; commercial, financial and agriculture loans; real estate and lease financing increased 16.1%, 38.9%, 20.4%, and 2.3%, respectively, while consumer loans and other receivables declined 12.8% and 2.9%, respectively.

The table below sets forth the amount of loans outstanding by type at December 31 for the years indicated:

                                 LOAN PORTFOLIO

                                                                                         December 31,
                                                          --------------------------------------------------------------------------
(In thousands)                                               1995            1994            1993            1992            1991
                                                          ----------      ----------      ----------      ----------      ----------

Loans held for sale                                       $  126,124      $  108,649      $  238,206      $  229,465      $  153,782
                                                          ----------      ----------      ----------      ----------      ----------
Commercial, financial and agricultural                       688,466         495,647         511,982         593,248         495,883
                                                          ----------      ----------      ----------      ----------      ----------
Real estate:
    Construction                                             268,812         218,244         213,114         118,185         100,922
    Other:
       Home equity credit line                                90,730          40,007         159,998         148,245          96,059
       1-4 family residential                                420,523         452,131         367,001         155,831         164,606
       Other real estate-secured                             761,380         570,285         495,889         299,769         332,967
                                                          ----------      ----------      ----------      ----------      ----------
                                                           1,541,445       1,280,667       1,236,002         722,030         694,554
                                                          ----------      ----------      ----------      ----------      ----------
Consumer:
    Bankcard                                                  52,252          41,035          27,522          24,293          73,789
    Other                                                    288,898         349,998         351,157         430,123         458,712
                                                          ----------      ----------      ----------      ----------      ----------
                                                             341,150         391,033         378,679         454,416         532,501
                                                          ----------      ----------      ----------      ----------      ----------
Lease financing                                              132,520         129,547         130,450         124,480         122,620
                                                          ----------      ----------      ----------      ----------      ----------
Other receivables                                              8,203          10,509          12,857           8,574           9,222
                                                          ----------      ----------      ----------      ----------      ----------
       Total loans                                        $2,837,908      $2,416,052      $2,508,176      $2,132,213      $2,008,562
                                                          ==========      ==========      ==========      ==========      ==========


The Company has no foreign loans in its loan portfolio.

LOANS SERVICED

In recent years, many banks and other financial institutions have had an increasing tendency to "securitize" loans by pooling and selling them to investors, with the servicing responsibilities and residual income in excess of financing costs, servicing expenses, and loan losses accruing to the originating institution. The securitization of receivables can assist an institution in effectively utilizing its capital and enhancing its liquidity while a the same time limiting its exposure to loss. The Company's participation in the securitization process, as well as its participation in originating and selling mortgage loans, SBA loans and student loans, has increased in recent years. During 1995 the Company securitized and sold home equity credit line receivables totaling $195.5 million, credit card receivables totaling $155.6 million, and automobile loans totaling $264.0 million. Securitized loans serviced for investors at December 31, 1995 totaled $831.5 million compared to $786.6 million at December 31, 1994, and $464.2 million at December 31, 1993. At December 31, 1995, real estate loans serviced for others amounted to $1,540.5 million compared to $1,760.1 million at December 31, 1994, and $1,650.4 million at December 31, 1993.

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

The following table shows maturity distribution and sensitivity to changes in interest rates of the loan portfolio at December 31, 1995:

          LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                                              Maturities
                                                                 -------------------------------------------------------------------
                                                                    One              One year             Over
                                                                  year or            through              five
(In thousands)                                                      less            five years            years              Total
                                                                 ----------         ----------         ----------         ----------

Loans held for sale                                              $  126,124         $       --         $       --         $  126,124
                                                                 ----------         ----------         ----------         ----------
Commercial, financial and agricultural                              383,241            223,184             82,041            688,466
                                                                 ----------         ----------         ----------         ----------
Real estate:
    Construction                                                    211,617             57,195                 --            268,812
    Other:
       Home equity credit line                                        2,715              5,670             82,345             90,730
       1-4 family residential                                        27,522             99,858            293,143            420,523
       Other real estate-secured                                     84,919            201,494            474,967            761,380
                                                                 ----------         ----------         ----------         ----------
                                                                    326,773            364,217            850,455          1,541,445
                                                                 ----------         ----------         ----------         ----------
Consumer:
    Bankcard                                                             --             52,252                 --             52,252
    Other                                                            65,329            160,827             62,742            288,898
                                                                 ----------         ----------         ----------         ----------
                                                                     65,329            213,079             62,742            341,150
                                                                 ----------         ----------         ----------         ----------
Lease financing                                                      13,603            102,158             16,759            132,520
                                                                 ----------         ----------         ----------         ----------
Other receivables                                                     8,203                 --                 --              8,203
                                                                 ----------         ----------         ----------         ----------
       Total                                                     $  923,273         $  902,638         $1,011,997         $2,837,908
                                                                 ==========         ==========         ==========         ==========
Loans maturing in more than one year:
    With fixed interest rates                                                       $  424,015         $  495,254         $  919,269
    With variable interest rates                                                       478,623            516,743            995,366
                                                                                    ----------         ----------         ----------
       Total                                                                        $  902,638         $1,011,997         $1,914,635
                                                                                    ==========         ==========         ==========

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

Another aspect of the Company's credit risk management strategy is the diversification of the loan portfolio. At year-end, the Company had 5% of its portfolio in loans held for sale, 24% in commercial loans, 54% in real estate loans, 12% in consumer loans, and 5% in lease financing and other receivables. The Company's real estate portfolio is also diversified. Of the total real estate portfolio, 17% is in real estate construction loans, 6% is in home equity credit lines, 27% is in 1-4 family residential loans and 50% is in commercial loans secured by real estate. In addition, the Company attempts to avoid the risk of an undue concentration of credits in a particular industry or trade group, as indicated by the commercial loan and lease portfolio being allocated over more than 17 major industry classifications. At year-end, the larger concentrations in the commercial loan and leasing portfolios were in the manufacturing, real estate, business service, and retail industry groupings, which each comprised approximately 15% of the portfolio. The manufacturing group was also well diversified over several subcategories. Agricultural and mining loans comprise less than 6% of total commercial loans. The Company has no significant exposure to highly leveraged transactions and has no foreign credits in its loan portfolio.

LOAN RISK ELEMENTS

The following table shows the principal amounts of nonaccrual, past due 90 days or more, restructured loans, and potential problem loans at December 31 for each year indicated:

                                                                                                       December 31,
                                                                                      ----------------------------------------------
(In thousands)                                                                         1995     1994      1993     1992       1991
                                                                                      ------  --------  --------  --------  --------

Nonaccrual loans                                                                      $7,438  $ 13,635  $ 23,364  $ 21,556  $ 33,497

Loans contractually past due 90 days or more (not included in nonaccrual
   loans above)                                                                        5,232     3,041    10,821     6,409     5,315

Restructured loans (not included in nonaccrual loans or loans
   contractually past due 90 days or more)                                               249       567     4,006     4,003     3,225

Potential problem loans (loans presently current by their terms, but about which management has serious doubt as to the future ability of the
   borrower to comply with present repayment terms)                                       --        --     1,114     6,263     5,042

Includes loans held for sale.

Impact of Nonperforming Loans on Interest Income
------------------------------------------------

The following table presents the gross interest income on nonaccrual and restructured loans that would have been recorded if these loans had been current in accordance with their original terms (interest at original rates), and the amount of interest income on these loans that was included in income for each year indicated:

                                                               1995                      1994                      1993
                                                     ------------------------  -----------------------  -------------------------
                                                              Re-                        Re-                       Re-
                                                    Non-     struc-           Non-      struc-           Non-     struc-
(In thousands)                                     accrual   tured   Total   accrual    tured   Total   accrual   tured   Total
                                                   -------  ------   ------  -------   ------   ------  -------   ------  ------

Gross amount of interest that would have been
   recorded at original rate                       $1,041   $   27   $1,068   $1,713   $   53   $1,766   $2,858   $  193   $3,051

Interest that was included
   in income                                          449       25      474      371       45      416      668      152      820
                                                   ------   ------   ------   ------   ------   ------   ------   ------   ------
Net impact on interest income                      $  592   $    2   $  594   $1,342   $    8   $1,350   $2,190   $   41   $2,231
                                                   ======   ======   ======   ======   ======   ======   ======   ======   ======


Potential problem loans consist primarily of commercial loans and commercial real estate loans of $1 million. Management reviews loans graded "special mention" and monitors the status of such loans for becoming potential problem loans and their likelihood of becoming nonperforming loans. Management considered no loans as potential problem loans at December 31, 1995 and 1994, compared to two loans totaling $1,114,000, at December 31, 1993. Management believes that for the near future, potential problem loans should remain at a relatively low level.

The Company's total recorded investment in impaired loans, in accordance with Financial Accounting Standard statements, amounted to $3,388,000 as of December 31, 1995. The Company considers a loan to be impaired when the accrual of interest has been discontinued and meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. The required allowance for loan losses allocated to impaired loans as of December 31, 1995 amount to $22,000, which is related to $884,000 of the total recorded investment.

NONPERFORMING ASSETS

Nonperforming assets include nonaccrual loans, restructured loans, and other real estate owned. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is in the process of collection and well-secured. Consumer loans are not placed on a nonaccrual status inasmuch as they are generally charged off when they become 120 days past due. Loans are occasionally restructured to provide a reduction or deferral of interest or principal payments when the financial condition of the borrower deteriorates and requires that the borrower be given temporary or permanent relief from the contractual terms of the credit. Other real estate owned is primarily acquired through or in lieu of foreclosure on credits that are secured by real estate.

Nonperforming assets totaled $9.3 million as of December 31, 1995, a decrease of 50.9% from 18.9 million as of December 31, 1994. Nonperforming assets totaled $30.6 million at December 31, 1993. Nonperforming assets represented .33% of net loans and leases, other real estate owned and other nonperforming assets as December 31, 1995, as compared to .79% and 1.23% at December 31, 1994 and 1993, respectively. Nonperforming assets as a percentage of net loans and leases, other real estate owned, and other nonperforming assets at December 31, 1995 are at their lowest levels since at least 1985, the period during which records have been maintained using the present definitions.

Accruing loans past due 90 days or more totaled $5.2 million as of December 31, 1995, as compared to $3.0 million at December 31, 1994 and $10.8 million at December 31, 1993. These loans equal .19% of net loans and leases at December 31, 1995, as compared to .13% and .44% at December 31, 1994 and 1993, respectively.

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

The following table sets forth the composition of nonperforming assets at December 31 for the years indicated:

                              NONPERFORMING ASSETS

(In thousands)                                                  1995           1994           1993           1992           1991
                                                               -------        -------        -------        -------        -------
Nonaccrual loans:
    Commercial, financial and agricultural                     $ 2,293        $ 5,736        $ 6,969        $ 2,981        $13,983
    Real estate                                                  2,754          5,290         12,277         13,973         12,343
    Consumer                                                       866            862            607          1,377          2,198
    Lease financing                                              1,395          1,747          3,511          3,225          4,973
    Other                                                          130             --             --             --             --
                                                               -------        -------        -------        -------        -------
       Total                                                     7,438         13,635         23,364         21,556         33,497
                                                               -------        -------        -------        -------        -------

Restructured loans:
    Commercial, financial and agricultural                          --             --              8          1,204            480
    Real estate                                                    249            567          3,998          2,799          2,745
                                                               -------        -------        -------        -------        -------
       Total                                                       249            567          4,006          4,003          3,225
                                                               -------        -------        -------        -------        -------
Other real estate owned:
    Commercial, financial and agricultural:
       Improved                                                    425            415            844          3,099          4,200
       Unimproved                                                  200          1,018            904          1,844          3,053
    Residential:
       1-4 family                                                  439             63          1,182            681            874
       Multi-family                                                 --             --             --             --             96
       Lots                                                          6              6            163             45            540
    Recreation property                                              9             42            110            238            445
    Other                                                           13             18             64             64            730
                                                               -------        -------        -------        -------        -------
       Total                                                     1,092          1,562          3,267          5,971          9,938
Other nonperforming assets                                         517          3,179             --             --             --
                                                               -------        -------        -------        -------        -------
       Total                                                     1,609          4,741          3,267          5,971          9,938
                                                               -------        -------        -------        -------        -------

       Total                                                   $ 9,296        $18,943        $30,637        $31,530        $46,660
                                                               =======        =======        =======        =======        =======

% of net loans* and leases, other real estate owned and
    other nonperforming assets                                     .33%           .79%          1.23%          1.49%          2.35%

(In thousands)                                                   1995           1994           1993           1992           1991
                                                                -------        -------        -------        -------        -------
Accruing loans past due 90 days or more:
       Commercial, financial and agricultural                   $   705        $   431        $ 1,612        $ 2,893        $ 1,886
       Real estate                                                3,480          1,975          8,881          3,044          2,259
       Consumer                                                   1,041            631            327            451          1,123
       Lease financing                                                6              4              1             21             47
                                                                -------        -------        -------        -------        -------
           Total                                                $ 5,232        $ 3,041        $10,821        $ 6,409        $ 5,315
                                                                =======        =======        =======        =======        =======
% of net loans* and leases                                          .19%           .13%           .44%           .30%           .27%


*Includes loans held for sale.

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 2.41% of net loans and leases at December 31, 1995, as compared to 2.80% as of December 31, 1994 and 2.75% as of December 31, 1993. Loan charge-offs decreased 28.2% and recoveries decreased 12.9% in 1995 as compared to 1994, which resulted in a ratio of net charge-offs to average loans and leases of .10% in 1995, compared to .19% in 1994, and (.23%) in 1993. The allowance for loan and lease losses relative to problem loans continued to strengthen in 1995. The allowance, as a percentage of noncurrent loans, was 533.2% in 1995 as compared to 401.9% in 1994, and 200.3% in 1993. Noncurrent loans are defined as loans on which interest is not accrued, plus loans ninety days or more past due on which interest continues to accrue.

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

SUMMARY OF LOAN LOSS EXPERIENCE

The following table shows the changes in the allowance for losses for each year indicated.

(In thousands)                                            1995            1994            1993            1992            1991
                                                       -----------     -----------     -----------     -----------     -----------

Loans* and leases outstanding at December 31
   (net of unearned income)                            $ 2,806,956     $ 2,391,278     $ 2,486,346     $ 2,107,433     $ 1,979,726
                                                       ===========     ===========     ===========     ===========     ===========
Average loans* and leases outstanding (net
   of unearned income)                                 $ 2,599,071     $ 2,574,995     $ 2,222,182     $ 2,104,679     $ 1,875,928
                                                       ===========     ===========     ===========     ===========     ===========
Allowance for possible losses:

Balance at beginning of year                           $    67,018     $    68,461     $    59,807     $    58,238     $    60,948
Allowance of companies acquired                                249           1,308             546              --              --
Loans and leases charged-off:
    Loans held for sale                                         --              --              --              --              --
    Commercial, financial, and agricultural                   (997)         (5,158)         (1,804)         (6,224)        (17,298)
    Real estate                                               (548)           (573)         (1,179)         (2,544)         (4,363)
    Consumer                                                (6,786)         (4,756)         (5,461)         (9,559)        (14,073)
    Lease financing                                            (41)         (1,174)           (360)           (604)           (847)
    Other receivables                                           --              --              --              --              --
                                                       -----------     -----------     -----------     -----------     -----------
                Total                                       (8,372)        (11,661)         (8,804)        (18,931)        (36,581)
                                                       -----------     -----------     -----------     -----------     -----------
Recoveries:
    Loans held for sale                                         --              --              --              --              --
    Commercial, financial, and agricultural                  2,580           2,180          10,117           5,197           3,456
    Real estate                                                464             676             611             477             829
    Consumer                                                 2,540           3,732           3,043           3,794           3,704
    Lease financing                                            276             141             148             103             321
    Other receivables                                           --              --              --              --              --
                                                       -----------     -----------     -----------     -----------     -----------
                Total                                        5,860           6,729          13,919           9,571           8,310
                                                       -----------     -----------     -----------     -----------     -----------
Net loan and lease (charge-offs) recoveries                 (2,512)         (4,932)          5,115          (9,360)        (28,271)
Provision charged against earnings                           2,800           2,181           2,993          10,929          25,561
                                                       -----------     -----------     -----------     -----------     -----------
Balance at end of year                                 $    67,555     $    67,018     $    68,461     $    59,807     $    58,238
                                                       ===========     ===========     ===========     ===========     ===========

Ratio of net charge-offs (recoveries) to average
   loans and leases                                            .10%            .19%           (.23)%           .44%           1.51%

Ratio of allowance for possible losses to loans
   and leases outstanding at December 31                      2.41%           2.80%           2.75%           2.84%           2.94%

Ratio of allowance for possible losses to
   nonperforming loans at December 31                       878.82%         471.89%         250.13%         234.00%         158.59%

Ratio of allowance for possible losses to nonaccrual
   loans and accruing loans past due 90 days or
   more at December 31                                      533.19%         401.88%         200.27%         213.86%         150.05%



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

                                                                                                   1995                  1994
                                                                                           -------------------   -------------------
                                                                                                       Alloca-              Alloca-
                                                                                             % of      tion of     % of     tion of
(In thousands)                                                                               total      allow-    total      allow-
                                                                                             loans      ance       loans     ance
                                                                                           --------   --------   --------   --------
Type of loan
------------

Loans held for sale                                                                          4.4%     $     -      4.5%     $     -
Commercial, financial and agricultural                                                      24.3          711     20.5        2,920
Real estate                                                                                 54.3        2,397     53.0        1,594
Consumer                                                                                    12.0           32     16.2          946
Lease financing                                                                              4.7          425      5.4          981
Other receivables                                                                             .3            -       .4            -
                                                                                           -----                 -----
    Total loans                                                                            100.0%                100.0%
                                                                                           =====                 =====

Off-balance sheet unused commitments
    and standby letters of credit                                                                       7,516                 3,674
                                                                                                      -------               -------
Allocated                                                                                              11,081                10,115
Unallocated                                                                                            56,474                56,903
                                                                                                      -------               -------
    Total allowance for loan losses                                                                   $67,555               $67,018
                                                                                                      =======               =======



                                                                 1993                   1992                  1991
                                                          -------------------    -------------------   -------------------
                                                                      Alloca-                Alloca-               Alloca-
                                                            % of      tion of      % of      tion of     % of      tion of
(In thousands)                                              total      allow-      total      allow-     total      allow-
                                                            loans      ance        loans      ance       loans      ance
Type of loan                                              --------   --------    --------   --------   --------   --------
------------

Loans held for sale                                           9.5%    $     -       10.8%   $     -        7.6%    $     -
Commercial, financial and agricultural                       20.4       3,094       27.8      4,619       24.7       8,419
Real estate                                                  49.3       4,032       33.9      4,240       34.6       6,884
Consumer                                                     15.1       2,366       21.3      2,711       26.5       3,684
Lease financing                                               5.2       1,043        5.8      1,818        6.1       2,279
Other receivables                                              .5           -         .4          -         .5           -
                                                            -----                  -----                 -----
    Total loans                                             100.0%                 100.0%                100.0%
                                                            =====                  =====                 =====

Off-balance sheet unused commitments and
   standby letters of credit                                            1,972                 3,710                  5,567
                                                                      -------               -------                -------
Allocated                                                              12,507                17,098                 26,833
Unallocated                                                            55,954                42,709                 31,405
                                                                      -------               -------                -------

    Total allowance for loan losses                                   $68,461               $59,807                $58,238
                                                                      =======               =======                =======

DEPOSITS

Total average deposits increased 7.7% to $3,858.3 million in 1995 from $3,583.1 million in 1994. Total deposits increased 10.6% to $4,097.1 million at December 31, 1995 compared to $3,706.0 million at December 31, 1994. The Company's demand deposits increased 12.7%, savings and money market accounts increased 5.6% and certificates of deposit under $100,000 increased 30.2%, comparing December 31, 1995 to December 31, 1994. Domestic deposits over $100,000 increased 28.7% to $158.9 million, while foreign deposits decreased 20.9% to $106.1 million at December 31, 1995.

The following table presents the average amount and the average rate paid on each of the following categories for each year indicated:

                    AVERAGE DEPOSIT AMOUNTS AND AVERAGE RATES

(In millions)                                                                                 1995        1994       1993
                                                                                            --------    --------   --------

Average amounts:
    Noninterest-bearing demand deposits                                                     $  837.2    $  838.1   $  729.7
    Savings deposits                                                                           719.6       740.3      648.2
    Money market deposits                                                                    1,425.5     1,284.7    1,117.0
    Time deposits of less than $100,000                                                        614.9       516.9      548.8
    Time deposits $100,000 or more                                                             121.9        94.7       79.4
    Foreign deposits                                                                           139.2       108.4       55.8
                                                                                            --------    --------   --------
       Total average amounts                                                                $3,858.3    $3,583.1   $3,178.9
                                                                                            ========    ========   ========


Average rates:
    Noninterest-bearing demand deposits                                                            -%          -%         -%
    Savings deposits                                                                            3.13%       3.01%      2.97%
    Money market deposits                                                                       4.17%       3.11%      2.79%
    Time deposits under $100,000                                                                5.21%       3.96%      4.28%
    Time deposits $100,000 or more                                                              6.04%       4.06%      3.79%
    Foreign deposits                                                                            5.16%       4.10%      2.66%
       Total                                                                                    4.25%       3.31%      3.20%

Maturities of time deposits $100,000 or more at December 31, 1995 (In millions):
    Under three months                                                                      $   36.7
    Over three  months and less than six months                                                 40.2
    Over six months and less than twelve months                                                 43.7
    Over twelve months                                                                          38.3
                                                                                            --------
       Total time deposits $100,000 or more                                                 $  158.9
                                                                                            ========

Most foreign deposits are in denominations of $100,000 or more.

SHORT-TERM BORROWINGS

The following table sets forth data pertaining to the Company's short-term borrowings for each year indicated:

(In thousands, except rates)

At December 31,
---------------

                                                                                                                           Weighted
                                                                                                Maximum       Average       average
                                                                                 Weighted      month         balance        rate
Category of aggregate                                                             average       -end         during         during
short-term borrowings                                                Balance       rate         balance      the year       the year
---------------------                                               ---------   ----------    -----------   ----------    ----------

Securities sold, not yet purchased
       1995                                                         $117,005       6.58%      $   241,219   $   90,196        6.23%
       1994                                                         $ 81,437       5.33%      $   464,133   $  184,405        5.95%
       1993                                                         $ 46,640       4.96%      $   278,351   $   69,442        4.38%

Federal funds purchased(a)
       1995                                                         $134,048       5.38%      $   354,565   $  134,683        5.90%
       1994                                                         $ 56,087       5.09%      $   274,526   $  158,937        4.42%
       1993                                                         $100,625       2.75%      $   100,625   $  180,602        3.01%

Security repurchase agreements(b)
       1995                                                         $614,284       5.07%      $ 1,530,887   $  902,514        5.40%
       1994                                                         $468,451       5.56%      $ 1,024,095   $  898,890        3.79%
       1993                                                         $494,575       2.88%      $   494,575   $  586,707        2.89%

Federal Home Loan Bank advances and other borrowings less than one year(c)
       1995                                                         $ 14,910       6.00%      $    25,972   $   20,441        6.88%
       1994                                                         $ 25,748       7.70%      $    73,461   $   32,557        5.44%
       1993                                                         $136,140       3.36%      $   136,140   $   83,123        3.84%

(a) Federal funds purchased are on an overnight or demand basis. Rates on overnight and demand funds reflect current market rates.

(b) Security repurchase agreements are primarily on an overnight or demand basis. Rates on overnight and demand funds reflect current market rates. Rates on fixed-maturity borrowings are set at the time of the borrowings.

(c) Federal Home Loan Bank advances less than one year are overnight and reflect current market rates or reprice monthly based on one-month LIBOR as set by the Federal Home Loan Bank of Seattle. Other borrowings are primarily variable rate and reprice based on changes in the prime rate which reflect current market.


RETURN ON EQUITY AND ASSETS

                                                              1995        1994       1993
                                                              -----       -----      -----
Return on average assets                                       1.44%       1.17%      1.25%
Return on average common shareholders' equity                 20.47%      18.82%     20.33%
Common dividend payout ratio                                  25.27%      27.06%     21.81%
Average equity to average assets ratio                         7.02%       6.22%      6.17%

CAPITAL RESOURCES

At year end, there were two measures of capital adequacy in use for commercial banks and bank holding companies, as follows:

1.   Risk-based Capital

Risk-based capital guidelines require varying amounts of capital to be maintained against different categories of assets, depending on the general level of risk inherent in the assets. A capital allocation is also required for off-balance sheet exposures such as letters of credit, loan commitment, and interest rate contracts. The Company's total risk-based capital ratio was 14.23% at December 31, 1995, 14.96% at December 31, 1994 and 14.12% at December 31, 1993. The minimum regulatory requirement is an 8% total risk-based capital ratio of which 4% must be comprised of core capital. The minimum risk-based capital ratio for a bank to be considered "well-capitalized" under the regulatory definitions is 10%.

2.   Tier I Leverage

Under the risk-based capital guidelines, a bank holding company could, in theory, significantly leverage its capital by investing in assets with little or no credit risk. The guidelines place a limit on such leverage through the establishment of a minimum level of tangible equity as a percentage of average total assets. The Company's Tier I leverage ratio was 6.28% at December 31, 1995, 6.24% at December 31, 1994 and 5.44% at December 31, 1993, compared to the minimum regulatory requirement of 3%.

The following table presents the regulatory risk-based capital at December 31 for the years indicated:

                  REGULATORY RISK-BASED CAPITAL AT DECEMBER 31

(In thousands)                                                                  1995                 1994                 1993
                                                                             -----------          -----------          -----------
CAPITAL COMPONENTS:
Qualifying shareholders' equity                                              $   396,177          $   345,919          $   300,175
Add:
    Minority interest in subsidiary                                                  500                  500                  500
Deduct:
    Goodwill                                                                     (21,738)             (18,732)             (11,920)
    Excess deferred tax assets                                                    (4,008)                  --                   --
    Nonqualifying amount of purchased mortgage servicing                              --                   --                 (280)
                                                                             -----------          -----------          -----------
        Tier I capital: Core capital                                             370,931              327,687              288,475
                                                                             -----------          -----------          -----------

Allowance for loan losses*                                                        41,062               35,085               33,657
Qualifying unsecured long-term debt**                                             51,600               52,400               53,200
                                                                             -----------          -----------          -----------
        Tier II capital: Supplementary capital                                    92,662               87,485               86,857
                                                                             -----------          -----------          -----------
        Total risk-based capital                                             $   463,593          $   415,172          $   375,332
                                                                             ===========          ===========          ===========
RISK-WEIGHTED ASSETS:
Balance sheet                                                                $ 3,092,340          $ 2,629,427          $ 2,558,260
Off-balance sheet                                                                196,649              177,347              134,315
                                                                             -----------          -----------          -----------
        Gross risk-weighted assets                                             3,288,989            2,806,774            2,692,575
Deduct: Excess deferred tax assets                                                (4,008)                  --                   --
                                                                             -----------          -----------          -----------
                                                                               3,284,981            2,806,774            2,692,575
Deduct: Excess allowance for loan losses                                         (26,493)             (31,933)             (34,804)
                                                                             -----------          -----------          -----------
        Total adjusted risk-weighted assets                                  $ 3,258,488          $ 2,774,841          $ 2,657,771
                                                                             ===========          ===========          ===========
Capital ratios:
Tier I capital: Core capital                                                       11.38%               11.81%               10.85%
Tier II capital: Supplementary capital                                              2.85%                3.15%                3.27%
                                                                             -----------          -----------          -----------
        Total risk-based capital                                                   14.23%               14.96%               14.12%
                                                                             ===========          ===========          ===========



*    Limited to 1.25% of risk-weighted assets.

** Limited to 50% of core capital and reduced by 20% per year during an instrument's last five years before maturity.

DIVIDENDS

The Company's quarterly dividend rate was $.41 per share for the fourth quarter of 1995, $.35 per share for the second and third quarters of 1995, $.30 per share for the first quarter of 1995, and for the third and fourth quarters of 1994, $.28 per share for the first and second quarters of 1994 and the third and fourth quarters of 1993, and $.21 for the first and second quarters of 1993. The annual dividend rate was $1.41 for 1995, $1.16 for 1994, and $.98 for 1993. During the years 1991 through 1995 there was no preferred stock outstanding.

The following table sets forth dividends paid by the Company of each year indicated:

                                 DIVIDENDS PAID

(In thousands)                                1995        1994        1993       1992        1991
                                             -------     -------    -------     -------    --------
Net income                                   $81,328     $63,827    $58,205     $47,209     $30,449
Common dividends paid                         20,554      17,271     12,692       9,587       9,102
Payout/net income                               25.3%       27.1%      21.8%       20.3%       29.9%


FOREIGN OPERATIONS

Zions First National Bank opened a foreign office located in Grand Cayman, Grand Cayman Islands, B.W.I. in 1980. This office has no foreign loans outstanding. The office accepts Eurodollar deposits from qualified customers of the Bank and places deposits with foreign banks and foreign branches of other U.S. banks. Foreign deposits at December 31, totaled $106,090,000 in 1995, $134,132,000 in 1994, and $68,563,000 in 1993; and averaged $139,212,000 for 1995, $108,383,000 for 1994, and $55,823,000 for 1993.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          Independent Auditors' Report

The Board of Directors and Shareholders
Zions Bancorporation:

We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zions Bancorporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for impairment of loans receivable to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (Statement) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, on January 1, 1995. As discussed in notes 1 and 13, the Company changed its method of accounting for postretirement benefits other than pensions in 1993 to adopt the provisions of Statement No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. As discussed in notes 1 and 7, the Company also changed its method of accounting for income taxes in 1993 to adopt the provisions of Statement No. 109, Accounting for Income Taxes. As discussed in notes 1 and 3, the Company also changed its method of accounting for investments to adopt the provisions of Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, on December 31, 1993.



                                                 KPMG Peat Marwick LLP

Salt Lake City, Utah
January 22, 1996

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1995 and 1994

                      (In thousands, except share amounts)

ASSETS                                                                                                   1995         1994
                                                                                                      ----------   ----------
Cash and due from banks                                                                               $  418,067      316,943
Money market investments:
      Interest-bearing deposits                                                                           34,580       19,704
      Federal funds sold                                                                                  50,467      170,920
      Security resell agreements                                                                         602,204      212,822

Investment securities:
      Held to maturity, at cost (approximate market value $1,093,934 and $1,018,798)                   1,078,583    1,030,907
      Available for sale, at market                                                                      398,200      315,578
      Trading account                                                                                     63,706      316,948
Loans:
      Loans held for sale at cost, which approximates market                                             126,124      108,649
      Loans, leases, and other receivables                                                             2,711,784    2,307,403
                                                                                                      ----------   ----------
                                                                                                       2,837,908    2,416,052
      Less:
       Unearned income and fees, net of related costs                                                     30,952       24,774
       Allowance for loan losses                                                                          67,555       67,018
                                                                                                      ----------   ----------
                                                                                                       2,739,401    2,324,260
Premises and equipment                                                                                    81,613       74,673
Amounts paid in excess of net assets of acquired businesses                                               21,738       18,732
Other real estate owned                                                                                    1,092        1,562
Other assets                                                                                             130,995      131,046
                                                                                                      ----------   ----------
                                                                                                      $5,620,646    4,934,095
                                                                                                      ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
      Noninterest-bearing                                                                             $  998,560      885,833
      Interest-bearing:
       Savings and money market                                                                        2,164,344    2,048,715
       Time:
         Under $100,000                                                                                  669,196      513,841
         Over $100,000                                                                                   158,924      123,455
       Foreign                                                                                           106,090      134,132
                                                                                                      ----------   ----------
                                                                                                       4,097,114    3,705,976
Securities sold, not yet purchased                                                                       117,005       81,437
Federal funds purchased                                                                                  134,048       56,087
Security repurchase agreements                                                                           614,284      468,451
Accrued liabilities                                                                                       72,376       70,873
Federal Home Loan Bank advances and other borrowings:
      Less than one year                                                                                  14,910       25,748
      Over one year                                                                                       86,174      101,571
Long-term debt                                                                                            56,229       58,182
                                                                                                      ----------   ----------
                Total liabilities                                                                      5,192,140    4,568,325
                                                                                                      ----------   ----------
Shareholders' equity:
      Capital stock:
       Preferred stock, without par value; authorized 3,000,000 shares;
         issued and outstanding, none                                                                          -            -
       Common stock, without par value; authorized 30,000,000 shares;
         issued and outstanding, 14,555,920 shares
         and 14,559,552 shares                                                                            73,477       79,193
      Net unrealized holding gains and losses on securities available for sale                             1,850       (5,866)
      Retained earnings                                                                                  353,179      292,443
                                                                                                      ----------   ----------
                Total shareholders' equity                                                               428,506      365,770
                                                                                                      ----------   ----------
                                                                                                      $5,620,646    4,934,095
                                                                                                      ==========   ==========

See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years ended December 31, 1995, 1994, and 1993
                    (In thousands, except per share amounts)


                                                                                         1995        1994        1993
                                                                                       --------    --------    --------
Interest income:
      Interest and fees on loans                                                       $245,052     208,414     172,920
      Interest on loans held for sale                                                     9,259      12,303      11,273
      Interest on money market investments                                               55,632      35,045      27,427
      Interest on securities:
       Held to maturity:
          Taxable                                                                        64,914      41,269      56,347
          Nontaxable                                                                     12,400      10,982       8,455
       Available for sale:
          Taxable                                                                        23,966      19,916           -
          Nontaxable                                                                         21           -           -
       Trading account                                                                    9,248      16,516       7,555
      Lease financing                                                                     9,991       9,544       9,639
                                                                                       --------    --------    --------
           Total interest income                                                        430,483     353,989     293,616
                                                                                       --------    --------    --------
Interest expense:
      Interest on savings and money market deposits                                      81,957      62,200      50,331
      Interest on time deposits                                                          46,553      28,758      27,995
      Interest on borrowed funds                                                         74,879      64,425      40,633
                                                                                       --------    --------    --------
           Total interest expense                                                       203,389     155,383     118,959
                                                                                       --------    --------    --------
           Net interest income                                                          227,094     198,606     174,657

Provision for loan losses                                                                 2,800       2,181       2,993
                                                                                       --------    --------    --------
           Net interest income after provision for loan losses                          224,294     196,425     171,664
                                                                                       --------    --------    --------
Noninterest income:
      Service charges on deposit accounts                                                28,347      24,058      22,875
      Other service charges, commissions, and fees                                       24,169      22,008      21,392
      Trust income                                                                        4,355       4,334       4,622
      Investment securities losses, net                                                    (148)       (299)        (17)
      Trading account income (loss)                                                      (1,247)        860       2,350
      Loan sales and servicing income                                                    24,254      14,596      21,471
      Other                                                                               6,984       7,645       7,187
                                                                                       --------    --------    --------
                                                                                         86,714      73,202      79,880
                                                                                       --------    --------    --------
Noninterest expenses:
      Salaries and employee benefits                                                    102,951      93,331      85,549
      Occupancy, net                                                                     10,398       9,647       8,168
      Furniture and equipment                                                            13,174      11,276       9,294
      Other real estate expense                                                              81         (88)        450
      Legal and professional services                                                     4,285       5,142       5,136
      Supplies                                                                            5,231       4,819       4,537
      Postage                                                                             5,125       4,723       4,334
      Advertising                                                                         5,221       3,447       3,515
      FDIC premiums                                                                       4,084       7,547       7,257
      Amortization of intangible assets                                                   3,621       3,692       4,432
      Loss on early extinguishment of debt                                                    -           -       6,022
      Other                                                                              34,559      31,364      29,056
                                                                                       --------    --------    --------
                                                                                        188,730     174,900     167,750
                                                                                       --------    --------    --------
Income before income taxes and cumulative effect of changes in accounting principles    122,278      94,727      83,794

Income taxes                                                                             40,950      30,900      27,248
                                                                                       --------    --------    --------
Income before cumulative effect of changes in accounting principles                      81,328      63,827      56,546

Cumulative effect of changes in accounting principles                                         -           -       1,659
                                                                                       --------    --------    --------
           Net income                                                                  $ 81,328      63,827      58,205
                                                                                       ========    ========    ========
Weighted-average common and common-equivalent shares outstanding during the year         14,717      14,601      14,280
                                                                                       ========    ========    ========
Earnings per common share:
      Income before cumulative effect of changes in accounting principles              $   5.53        4.37        3.96
      Cumulative effect of changes in accounting principles                                   -           -         .12
                                                                                       --------    --------    --------
           Net income per common share                                                 $   5.53        4.37        4.08
                                                                                       ========    ========    ========

See accompanying notes to consolidated financial statements

                      ZIONS BANCORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1995, 1994, and 1993
                                 (In thousands)

                                                                                  1995             1994           1993
                                                                              -------------    ------------    -----------
Cash flows from operating activities:
      Net income                                                              $      81,328          63,827         58,205
      Adjustments to reconcile net income to
        net cash provided by (used in) operating
        activities:
        Provision for loan losses                                                     2,800           2,181          2,993
        Write-downs of other real estate owned                                           71             179            704
        Depreciation of premises and equipment                                       10,649           9,186          7,605
        Amortization of premium on core deposits and other intangibles                3,621           3,692          4,432
        Amortization of net premium/discount on investment securities                 3,832           4,817          6,089
        Accretion of unearned income and fees, net of related costs                   6,085           2,770         (2,950)
        Proceeds from sales of trading account securities                       112,293,128     160,090,330     36,468,421
        Increase in trading account securities                                 (112,157,509)   (160,308,945)   (36,383,168)
        Net loss (gain) on sales of investment securities                               148             299             17
        Proceeds from loans held for sale                                           440,245         769,284      1,088,996
        Increase in loans held for sale                                            (454,532)       (663,379)    (1,088,996)
        Net gain on sales of loans, leases, and other assets                        (16,164)         (8,968)       (16,810)
        Net gain on sales of other real estate owned                                   (169)           (328)          (182)
        Change in accrued income taxes                                               (7,187)          1,628          1,870
        Change in accrued interest receivable                                        (2,489)         (8,669)         2,794
        Change in accrued interest payable                                              798           1,368         (1,428)
        Change in other assets                                                       (2,797)        (16,790)       (20,738)
        Change in accrued liabilities                                                 8,295              19         (4,074)
                                                                              -------------    ------------    -----------
           Net cash provided by (used in) operating activities                      210,153         (57,499)       123,780
                                                                              -------------    ------------    -----------
Cash flows from investing activities:
      Net (increase) decrease in money market investments                          (281,328)        196,086        567,251
      Proceeds from sales of investment securities held to maturity                   6,950               -         74,587
      Proceeds from maturities of investment securities held to maturity            285,572         242,478        258,463
      Purchases of investment securities held to maturity                          (303,224)       (441,397)      (554,632)
      Proceeds from sales of investment securities available for sale               192,071         137,128              -
      Proceeds from maturities of investment securities available for sale          287,427         107,745              -
      Purchases of investment securities available for sale                        (462,079)       (205,452)             -
      Proceeds from sales of loans and leases                                       625,984         707,914        614,112
      Net increase in loans and leases                                           (1,003,653)       (671,665)      (923,884)
      Principal collections on leveraged leases                                          38             111          1,375
      Proceeds from sales of premises and equipment                                     693             691            169
      Purchases of premises and equipment                                           (17,526)        (12,389)       (15,356)
      Proceeds from sales of other real estate owned                                  1,899           5,608          3,542
      Proceeds from sales of mortgage-servicing rights                                1,547           2,864            608
      Purchases of mortgage-servicing rights                                           (423)           (590)        (1,731)
      Proceeds from sales of other assets                                               479             830          1,486
      Purchase of other assets                                                         (218)              -              -
      Cash paid for acquisition, net of cash received                                 1,568           9,851        (59,833)
                                                                              -------------    ------------    -----------
           Net cash provided by (used in) investing activities                     (664,223)         79,813        (33,843)
                                                                              -------------    ------------    -----------
Cash flows from financing activities:
      Net increase in deposits                                                      360,000         177,916        296,144
      Net change in short-term funds borrowed                                       251,475        (153,285)      (419,992)
      Proceeds from FHLB advances over one year                                           -          15,340        204,567
      Payments on FHLB advances over one year                                       (16,504)        (65,878)      (104,147)
      Payments on leveraged leases                                                        -             (42)             -
      Proceeds from issuance of long-term debt                                            -             332          4,000
      Payments on long-term debt                                                     (1,953)         (1,737)       (43,659)
      Proceeds from issuance of common stock                                          1,291             317            893
      Payments to redeem common stock                                               (18,523)              -              -
      Dividends paid                                                                (20,592)        (17,304)       (12,705)
                                                                              -------------    ------------    -----------
           Net cash provided by (used in) financing activities                      555,194         (44,341)       (74,899)
                                                                              -------------    ------------    -----------
Net increase (decrease) in cash and due from banks                                  101,124         (22,027)        15,038

Cash and due from banks at beginning of year                                        316,943         338,970        323,932
                                                                              -------------    ------------    -----------
Cash and due from banks at end of year                                        $     418,067         316,943        338,970
                                                                              =============    ============    ===========

See accompanying notes to consolidated financial statements

                      ZIONS BANCORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Retained Earnings
                  Years ended December 31, 1995, 1994, and 1993
                                 (In thousands)

                                                                              1995         1994        1993
                                                                            ---------    --------    --------
Balance at beginning of year                                                $292,443      245,920     197,992
Retained earnings of acquired company                                              -            -       2,428
Net income                                                                    81,328       63,827      58,205
Cash dividends:
      Preferred, paid by subsidiary to minority shareholder                      (38)         (33)        (13)
      Common, per share of $1.41 in 1995, $1.16 in 1994, and $.98 in 1993    (20,554)     (16,786)    (12,207)
      Dividends of NBA prior to merger                                             -         (485)       (485)
                                                                            --------     --------    --------
Balance at end of year                                                      $353,179      292,443     245,920
                                                                            ========     ========    ========

See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1995, 1994, and 1993



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - Zions Bancorporation (the Parent) is a multibank holding company organized under the laws of Utah in 1955, which provides a full range of banking and related services through its subsidiaries located primarily in Utah, Nevada, and Arizona.

BASIS OF FINANCIAL STATEMENT PRESENTATION - The consolidated financial statements include the accounts of Zions Bancorporation and its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 1995 presentation.

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

SECURITY RESELL AGREEMENTS - Security resell agreements represent overnight and term agreements, the majority maturing within 30 days. Either the Company, or in some instances third parties on behalf of the Company take possession of underlying securities. The market value of such securities is monitored throughout the contract term to ensure that asset value remains sufficient to protect against counter party default.

INVESTMENT SECURITIES - The Company adopted the provisions of Statement of Financial Accounting Standards (Statement) No. 115, Accounting for Certain Investments in Debt and Equity Securities on December 31, 1993. Under Statement No. 115, the Company classifies its investment securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale.

Trading securities (including futures and options used to hedge trading positions against interest rate risk) and available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders' equity. The unrealized holding gains or losses included in the separate component of equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related held to maturity security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific-identification method of determining the cost of securities sold.

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

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


MORTGAGE LOAN SERVICING - Mortgage loan servicing fees are based on a stipulated percentage of the outstanding loan principal balances being serviced and are included in income as related loan payments are collected from mortgagors. Costs associated with the acquisition of loan servicing rights through the purchase of servicing contracts or bulk loan purchases are deferred and amortized over the lives of loans being serviced in proportion to the estimated net loan servicing income.

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

IMPAIRED LOANS - The Company adopted the provisions of Statement of Financial Accounting Standards (Statement) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure, on January 1, 1995. The Company considers a loan to be impaired when the accrual of interest has been discontinued. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. The Company primarily uses a cost recovery accounting method to recognize interest income on impaired loans.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation, computed on the straight-line method, is charged to operations over the estimated useful lives of the properties. Leasehold improvements are amortized over the terms of respective leases or the estimated useful lives of the improvements, whichever is shorter. As of December 31, 1995 and 1994, accumulated depreciation and amortization totaled $77,400,000 and $70,520,000, respectively.

NONPERFORMING ASSETS - Nonperforming assets are comprised of loans for which the accrual of interest has been discontinued, loans for which the terms have been renegotiated to less than market rates due to a weakening of the borrower's financial condition (restructured loans), and other real estate acquired primarily through foreclosure that is awaiting disposition.

Loans are generally placed on a nonaccrual status when principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection, or when in the opinion of management, full collection of principal or interest is unlikely. Generally, consumer loans are not placed on a nonaccrual status, inasmuch as they are generally charged off when they become 120 days past due.

Other real estate owned is carried at the lower of cost or net realizable value. Real estate may be considered to be in-substance foreclosed and included herein when specific criteria are met. When property is acquired through foreclosure, or substantially foreclosed, any excess of the related loan balance over net realizable value is charged to the allowance for loan losses. Subsequent write downs or losses upon sale, if any, are charged to other real estate expense.

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

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


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

The Company paid interest of $203.0 million, $156.1 million, and $120.8 million, respectively, and income taxes of $44.4 million, $27.9 million, and $26.3 million, respectively, for the years ended December 31, 1995, 1994, and 1993. Loans transferred to other real estate owned totaled $.9 million, $3.3 million, and $1.2 million, respectively, for the years ended December 31, 1995, 1994, and 1993.

The exercise of stock options under the Company's non-qualified stock option plan, during 1995 and 1994, resulted in tax benefits reducing the Company's current income tax payable and increasing common stock in the amounts of $.8 million and $.1 million in 1995 and 1994, respectively.

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

PENSION AND OTHER POSTRETIREMENT PLANS - The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and employees' compensation levels. The cost of this program is being funded currently. The Company has other trustee retirement plans covering all qualified employees who have at least one year of service (see note
13).

The Company sponsors a defined benefit health care plan for substantially all retirees and employees. Effective January 1, 1993, the Company adopted Statement No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, which establishes a new accounting principle for the cost of retiree health care and other postretirement benefits (see note 13). Prior to 1993, the Company recognized these benefits on the pay-as-you-go method (i.e., cash basis). The cumulative effect of the change in method of accounting for postretirement benefits other than pensions is reported in the 1993 consolidated statement of income.

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

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


NET INCOME PER COMMON SHARE - Net income per common share is based on the weighted average outstanding common shares during each year, including common stock equivalents, if applicable.

ACCOUNTING STANDARDS NOT ADOPTED - In May 1995, the Financial Accounting Standards Board issued Statement No. 122, Accounting for Mortgage Servicing Rights which amends Statement No. 65, Accounting for Certain Mortgage Banking Activities, to require that a company recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. When a company acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained, it is required to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values.

This Statement further requires that a company assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights, and requires that rights to service mortgage loans for others be recognized as a separate asset. Statement No. 122 is effective for fiscal years beginning after December 15, 1995. Management does not expect its adoption to have a significant impact on the Company's financial position or results of operations.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 defines a fair value-based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value-based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt Statement No. 123 or elect to continue accounting for its stock option or similar equity awards using the intrinsic method, where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. If a company elects not to adopt Statement No. 123, it must provide pro forma disclosure of net income and earnings per share, as if the fair value-based method had been applied.

Statement No. 123 is effective for transactions entered into for fiscal years that begin after December 15, 1995. Pro forma disclosures for entities that elect to continue to measure compensation cost under the old method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. It is currently anticipated that the Company will continue to account for stock-based compensation plans under the intrinsic method and therefore, the adoption of Statement No. 123 will have no effect on the Company's consolidated financial statements.


2. MERGERS AND ACQUISITIONS

On June 5, 1995, the Company acquired First Western Bancorporation (First Western) in Moab, Utah for 261,611 shares of common stock. This acquisition was not material to the Company's consolidated financial position and was accounted for as a purchase. The difference between the purchase price and the net book value of First Western of $4.4 million is included in goodwill.

On January 14, 1994, the Company and National Bancorp of Arizona Inc. (NBA) consummated their agreement and plan of reorganization whereby the Company issued 1,456,408 shares of its common stock for 100 percent of the outstanding common stock of NBA. The consolidated financial statements of the Company give effect to the merger, which has been accounted for as a pooling of interests. Accordingly, the accounts of NBA have been combined with those of the Company for all periods presented. Separate results of operations of the combining entities for 1993 are as follows (in thousands):

                                             Historical
                                       ---------------------
                                       Company          NBA         Combined
                                       -------         -----        --------
    Net interest income                $156,817        17,840        174,657
    Net income                           53,039         5,166         58,205
    Net income per common share            4.15          1.57           4.08

Also during 1994, the Company acquired Rio Salado Bancorp (Rio) for 328,000 shares of common stock. This acquisition was not material to the Company's consolidated financial position and was accounted for as a purchase. The difference between the purchase price and the net book value of Rio of $7.6 million is included in goodwill.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


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

On January 17, 1996, the Company entered into an agreement to acquire Southern Arizona Bancorp, Inc. (SAB) of Yuma, Arizona, which has assets of approximately $125 million. In return for 100 percent of SAB's outstanding common stock, the Company will issue approximately 360,000 shares of its common stock, subject to adjustment under certain conditions. This acquisition is expected to be accounted for as a purchase. The Company currently expects consummation of this acquisition in the first half of 1996, subject to regulatory approvals and other conditions of closing.


3. INVESTMENT SECURITIES

Investment securities as of December 31, 1995, are summarized as follows (in thousands):

                                                                  Held to maturity
                                                   ----------------------------------------------
                                                                 Gross       Gross         Esti-
                                                     Amort-      unreal-     unreal-      mated
                                                      ized        ized       ized         market
                                                      cost       gains      losses        value
                                                   ----------    ------    ---------    ---------
U.S. government agencies and corporations:
     Small Business Administration loan-backed
       securities                                  $  529,376    11,741          103      541,014
     Other agency securities                          265,430     1,192        3,100      263,522
States and political subdivisions                     225,231     5,082          164      230,149
                                                   ----------    ------    ---------    ---------
                                                    1,020,037    18,015        3,367    1,034,685

Mortgage-backed securities                             58,546       904          201       59,249
                                                   ----------    ------    ---------    ---------
                                                   $1,078,583    18,919        3,568    1,093,934
                                                   ==========    ======    =========    =========

                                                                   Available for sale
                                                     --------------------------------------------
                                                                 Gross       Gross         Esti-
                                                      Amort-     unreal-     unreal-       mated
                                                      ized        ized        ized         market
                                                      cost        gains      losses        value
                                                     --------     -----      -------      -------
U.S. Treasury securities                             $ 17,691        54           17       17,728
U.S. government agencies                               71,038       454          540       70,952
State and political subdivisions                       40,153     1,951           20       42,084
                                                     --------     -----      -------      -------
                                                      128,882     2,459          577      130,764

Mortgage-backed securities                             69,469       542          678       69,333
Equity securities:
   Mutual funds: Accessor Funds, Inc.                 118,899     1,072            -      119,971
     Other                                                564         -            -          564
   Federal Home Loan Bank stock                        71,988         -            -       71,988
   Other stock                                          5,386       223           29        5,580
                                                     --------     -----      -------      -------
                                                     $395,188     4,296        1,284      398,200
                                                     ========     =====      =======      =======

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


Investment securities as of December 31, 1994, are summarized as follows (in thousands):


                                                                  Held to maturity
                                                   ---------------------------------------------
                                                                Gross      Gross         Esti
                                                     Amort-     unreal-    unreal-      -mated
                                                     ized       ized        ized         market
                                                     cost       gains      losses        value
                                                  ----------    ------    ---------    ---------
U.S. government agencies and corporations:
     Small Business Administration loan-backed
       securities                                 $  460,163     2,479        3,329      459,313
     Other agency securities                         271,440        73        9,369      262,144
States and political subdivisions                    243,225     1,763        2,234      242,754
                                                  ----------    ------    ---------    ---------
                                                     974,828     4,315       14,932      964,211

Mortgage-backed securities                            56,079        22        1,514       54,587
                                                  ----------    ------    ---------    ---------
                                                  $1,030,907     4,337       16,446    1,018,798
                                                  ==========    ======    =========    =========


                                                                  Available for sale
                                                    -------------------------------------------
                                                                 Gross       Gross       Esti-
                                                     Amort-     unreal-     unreal-      mated
                                                      ized       ized        ized        market
                                                      cost       gains      losses       value
                                                    --------     -----      -------     -------
U.S. Treasury securities                            $ 48,269        51        1,143      47,177
U.S. government agencies                              33,304         -            -      33,304
State and political subdivisions                           -         -            -           -
                                                    --------     -----      -------     -------
                                                      81,573        51        1,143      80,481
Mortgage-backed securities                            55,560         9        1,235      54,334
Equity securities:
   Mutual funds: Accessor Funds, Inc.                118,803         -        7,274     111,529
     Other                                               534         -            -         534
   Federal Home Loan Bank stock                       65,861         -            -      65,861
   Other stock                                         2,785        76           22       2,839
                                                    --------     -----      -------     -------
                                                    $325,116       136        9,674     315,578
                                                    ========     =====      =======     =======

The Company adopted Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities on December 31, 1993. The change in net unrealized holding gains (losses) on securities available for sale for the years ended December 31, 1995, 1994, and 1993 were $7,716,000, ($6,281,000), and $415,000, respectively, after related tax effect. These gains (losses) are collectively reported as a separate component of shareholders' equity with December 31, 1995 and 1994 balances of $1,850,000 and ($5,866,000), respectively, after related tax effect.

During December 1995 the Company, in accordance with the provisions of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board elected to make a one-time reassessment of its classification of investment securities. In connection therewith the Company transferred securities having an amortized cost of $40.2 million and a market value of $41.5 million from the held to maturity category to the available for sale category. The net unrealized holding gain of $1.3 million recognized with this transfer is included in the balance of net unrealized holding gains on securities available for sale reported as a separate component of shareholders' equity.

 In 1995, the Company sold securities from its held to maturity portfolio. This was in response to the deterioration of the issuer's credit worthiness and continued downgrading in the issuer's published credit rating. The amortized cost of the sold securities totaled $6,602,000 and the related realized gain amounted to $200,000.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


The amortized cost and estimated market value of investment securities as of December 31, 1995, by contractual maturity, excluding mortgage-backed and equity securities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties (in thousands):

                                                            Held to maturity
                                                      --------------------------
                                                        Amort-         Estimated
                                                         ized            market
                                                         cost            value
                                                      ----------       ---------
Due in one year or less                               $  160,625         161,699
Due after one year through five years                    405,800         409,512
Due after five years through ten years                   249,704         255,351
Due after ten years                                      203,908         208,123
                                                      ----------       ---------
                                                      $1,020,037       1,034,685
                                                      ==========       =========

                                                           Available for sale
                                                         ----------------------
                                                         Amort-        Estimated
                                                          ized           market
                                                          cost            value
                                                        --------       ---------
Due in one year or less                                 $ 80,829          80,455
Due after one year through five years                     39,751          40,383
Due after five years through ten years                    51,783          53,209
Due after ten years                                       25,988          26,050
                                                        --------         -------
                                                        $198,351         200,097
                                                        ========         =======

Gross gains of $1,129,000, $367,000, and $104,000 and gross losses of $1,277,000, $666,000, and $121,000 were realized on sales of investment securities for the years ended December 31, 1995, 1994, and 1993, respectively. Such amounts include gains of $14,000, $102,000, and $10,000, and losses of $61,000, $66,000, and $32,000, respectively, for sales of mortgage-backed securities.

As of December 31, 1995 and 1994, securities with an amortized cost of $226,068,000 and $210,149,000, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. In addition, the Federal Home Loan Bank stock is pledged as security on the related advances (note 8).


4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows (in thousands):

                                                          1995            1994
                                                       ----------      ---------
Loans held for sale                                    $  126,124        108,649
Commercial, financial, and agricultural                   688,466        495,647
Real estate:
      Construction                                        268,812        218,244
      Other                                             1,272,633      1,062,423
Consumer                                                  341,150        391,033
Lease financing                                           132,520        129,547
Other receivables                                           8,203         10,509
                                                       ----------      ---------
                                                       $2,837,908      2,416,052
                                                       ==========      =========

As of December 31, 1995 and 1994, loans with a carrying value of $103,409,000 and $121,886,000, respectively, were pledged as security for Federal Home Loan Bank advances (note 8).

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


During 1995, 1994, and 1993, the Company purchased mortgage servicing rights totaling $.4 million, $.6 million, and $1.7 million, respectively. Amortization of purchased mortgage servicing rights totaled $1.2 million, $1.7 million, and $2.6 million for the years ended December 31, 1995, 1994, and 1993, respectively.

During 1995, 1994, and 1993, consumer and other loan securitization sales totaled $615 million, $703 million, and $609 million, respectively. Loan sales income related thereto is recognized on the basis of cash flows received from the securitized assets. Loan sales income, excluding servicing, amounted to $18.4 million in 1995, $11.7 million in 1994, and $14.7 million in 1993.

The allowance for loan losses is summarized as follows (in thousands):


                                                     1995       1994        1993
                                                   -------     -------     -------
Balance at beginning of year                       $67,018      68,461      59,807
Allowance for loan losses of companies acquired        249       1,308         546
Additions:
      Provision for loan losses                      2,800       2,181       2,993
      Recoveries                                     5,860       6,729      13,919
Deduction, loan charge-offs                         (8,372)    (11,661)     (8,804)
                                                   -------     -------     -------
Balance at end of year                             $67,555      67,018      68,461
                                                   =======     =======     =======

Included in the allowance for loan losses is an allocation for unused commitments and letters of credit in the amounts of $7,516,000 and $3,674,000 at December 31, 1995 and 1994, respectively.

Nonperforming loans, leases, and related interest foregone are summarized as follows (in thousands):

                                                 1995         1994         1993
                                                ------       ------       ------
Nonaccrual loans and leases                     $7,438       13,635       23,364
Restructured loans and leases                      249          567        4,006
                                                ------       ------       ------
     Total                                      $7,687       14,202       27,370
                                                ======       ======       ======
Contractual interest due                        $1,068        1,766        3,051
Interest recognized                                474          416          820
                                                ------       ------       ------
     Net interest foregone                      $  594        1,350        2,231
                                                ======       ======       ======

The Company adopted Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure, on January 1, 1995. The Company's total recorded investment in impaired loans, in accordance with these Statements, amounted to $3,388,000 as of December 31, 1995. The required allowance for loan losses allocated to impaired loans as of December 31, 1995 amounted to $22,000, which is related to $884,000 of the total recorded investment.


5. DEPOSITS

Deposits are summarized as follows (in thousands):

                                                      1995               1994
                                                   ----------          ---------
Noninterest-bearing                                $  998,560            885,833
Interest-bearing:
    Savings                                           690,730            756,196
    Money market                                    1,473,614          1,292,519
    Time under $100,000                               669,196            513,841
    Time over $100,000                                158,924            123,455
    Foreign                                           106,090            134,132
                                                   ----------          ---------
                                                   $4,097,114          3,705,976
                                                   ==========          =========

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


Interest expense on deposits is summarized as follows (in thousands):

                                                  1995         1994        1993
                                                 -------      ------      ------
Savings and money market deposits:
    Savings                                      $22,492      22,262      19,222
    Money market                                  59,465      39,938      31,109
                                                 -------      ------      ------
                                                 $81,957      62,200      50,331
                                                 =======      ======      ======
Time deposits:
    Under $100,000                               $32,016      20,469      23,501
    Over $100,000                                  7,358       3,845       3,010
 Foreign                                           7,179       4,444       1,484
                                                 -------      ------      ------
                                                 $46,553      28,758      27,995
                                                 =======      ======      ======

6. SECURITY REPURCHASE AGREEMENTS

Security repurchase agreements represent funds borrowed on a short-term basis through the sale of securities to counterparties under agreements to repurchase the same securities. The Company participates in overnight and term repurchase agreements. Most of the overnight agreements are performed with sweep accounts in conjunction with a master repurchase agreement. In this case, securities are pledged for and interest is paid on the collected balance of the customers' accounts. The average interest rates pertaining to outstanding repurchase agreements at December 31, 1995 were 5.8 percent, 5.2 percent, and 4.9 percent for U.S. Treasuries, U.S. government agencies, and Small Business Administration pools, respectively.

Repurchase agreements are summarized as follows (in thousands):

                                                                           Market
                                                                           value of
                                         Carrying   Accrued     Total    underlying
                                          amount    interest  liability    assets
                                         --------   --------  ---------    -------
U.S. Treasuries:
    Over night                           $ 72,200         35     72,235     73,126
    On demand                              36,000         17     36,017     35,569
    Up to 30 days                          11,710          9     11,719     11,677
                                         --------    -------    -------    -------
                                          119,910         61    119,971    120,372

U.S. government agencies -  on demand       1,982        134      2,116      2,830

SBA pools:
    Over night                            483,562        172    483,734    486,624
    On demand                               2,312        141      2,453      2,975
    Up to 30 days                           4,385          3      4,388      4,518
    Over 90 days                            2,133         13      2,146      2,191
                                         --------    -------    -------    -------
                                          492,392        329    492,721    496,308
                                         --------    -------    -------    -------
            Total                        $614,284        524    614,808    619,510
                                         ========    =======    =======    =======


7. INCOME TAXES

The Company adopted Statement No. 109, Accounting for Income Taxes, as of January 1, 1993. The cumulative effect of this adoption was an increase in net income of $7,419,000, as reported in 1993.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


Income taxes are summarized as follows (in thousands):

                                              1995          1994         1993
                                             -------       ------       -------
Federal:
      Current                                $32,220       23,448        25,144
      Deferred (benefit)                       3,044        3,486        (1,832)
State                                          5,686        3,966         3,936
                                             -------       ------       -------
                                             $40,950       30,900        27,248
                                             =======       ======       =======

A reconciliation between income tax expense computed using the statutory federal income tax rate (35 percent in 1995, 1994, and 1993), and actual income tax expense is as follows (in thousands):

                                                  1995        1994        1993
                                                --------     -------    --------
Income tax expense at statutory federal rate    $42,624       33,154     29,328
State income tax, net                             3,696        2,578      2,414
Nondeductible expenses                            1,159          882        174
Nontaxable interest                              (4,317)      (3,900)    (2,741)
Tax credits                                      (1,446)        (885)      (586)
Deferred tax assets realized                       (766)        (972)    (1,137)
Other items                                           -           43       (204)
                                                -------      -------    -------
       Income tax expense                       $40,950       30,900     27,248
                                                =======      =======    =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1995 and 1994, are presented below (in thousands):

                                                                      1995        1994
                                                                    --------     -------
Gross deferred tax assets:
    Book loan loss deduction in excess of tax                       $ 25,966      25,741
    Postretirement benefits                                            2,295       2,377
    Deferred compensation                                              2,754       3,619
      Deferred loan sales                                              1,792       1,424
      Present value of interest rate exchange contract                     -         226
    Capital leases                                                       538         700
    Acquired net operating losses                                      5,258       7,977
    Other                                                              4,946       2,769
                                                                    --------     -------
      Total deferred tax assets                                       43,549      44,833
                                                                    --------     -------

Gross deferred tax liabilities:
      Premises and equipment, due to differences in depreciation      (4,719)     (4,647)
    FHLB stock dividends                                             (10,437)     (8,713)
    Leasing operations                                               (10,231)    (10,614)
    Prepaid pension reserves                                          (2,328)          -
    Other                                                             (1,414)     (1,957)
                                                                    --------     -------

      Total deferred tax liabilities                                 (29,129)    (25,931)
                                                                    --------     -------

Statement No. 115 market equity adjustment                            (1,162)      3,672
                                                                    --------     -------

      Net deferred tax assets                                       $ 13,258      22,574
                                                                    ========     =======

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


Pursuant to Statement No. 109, the Company has determined that it is not required to establish a valuation reserve for the deferred tax asset since it is "more likely than not" that it will be principally realized through future taxable income and tax planning strategies. The Company's conclusion that it is "more likely than not" that the deferred tax asset will be realized is based on history of growth in earnings and the prospects for continued growth and profitability.

The Company has net operating loss carryforwards totaling $23,965,000 that expire in the years 2006 and 2007.


8. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank advances and other borrowings as of December 31, 1995 and 1994, include $86,174,000 and $101,571,000, respectively, borrowed by Zions First National Bank, a wholly owned subsidiary, (the Bank) under its line of credit with the Federal Home Loan Bank of Seattle. The line of credit provides for borrowing of amounts up to ten percent of total assets. The line of credit is secured under a blanket pledge whereby the Bank maintains unencumbered security with par value, which has been adjusted using a pledge requirement percentage based upon the types of securities pledged, equal to at least 100 percent of outstanding advances, and, Federal Home Loan Bank stock. There are no withdrawal and usage restrictions or compensating balance requirements.

Substantially all Federal Home Loan Bank advances reprice with changes in market interest rates or have short terms to maturity. The carrying value of such indebtedness is deemed to approximate market value (note 16).

Maturities of outstanding advances at December 31, 1995 in excess of one year are as follows (in thousands):

           1996                                               $16,573
           1997                                                16,335
           1998                                                16,338
           1999                                                16,342
           2000                                                 9,107
           Thereafter                                          11,479
                                                              -------
                                                              $86,174
                                                              =======


9. LONG-TERM DEBT

Long-term debt is summarized as follows (in thousands):

                                                                1995       1994
                                                               -------    ------
Subordinated notes                                             $54,000    54,000
Industrial revenue bonds                                             -       800
Capitalized real property leases,
   9-1/2% to 21%, payable in aggregate monthly installments
   of approximately $95,000                                      1,906     2,682
Mortgage notes, 7-1/2% to 9%, due in varying amounts and
   periods                                                         111       185
Other notes payable                                                212       515
                                                               -------    ------
                                                               $56,229    58,182
                                                               =======    ======

Subordinated notes includes $50,000,000 of 8-5/8 percent notes that mature in 2002. These notes are not redeemable prior to maturity. In addition, the Company has $4,000,000 of 9-percent subordinated notes that mature in full on November 1, 1998 and may be called, at the option of the Company, on or after November 1, 1996 at par. The subordinated notes are unsecured and require semiannual interest payments.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


Maturities and sinking fund requirements on long-term debt at December 31, 1995 for each of the succeeding five years are as follows (in thousands):

                                      Consoli-     Parent
                                       dated        only
                                      -------      ------
           1996                       $   966         715
           1997                           216           5
           1998                         4,134       4,000
           1999                            94           -
           2000                            98           -
           Thereafter                  50,721      50,000
                                      -------      ------
                                      $56,229      54,720
                                      =======      ======

10. COMMITMENTS AND CONTINGENT LIABILITIES

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

Notional values of financial instruments are summarized as follows:

                                                                          Notional or
                                                                        carrying amount
                                                                    -----------------------
                                                                       1995         1994
                                                                    ----------   ----------
     Financial instruments whose contract amounts represent credit risk (in thousands):
           Unused commitments to extend credit                      $1,552,507    1,152,351
           Standby letters of credit written:
            Performance                                                 39,868       55,951
            Financial                                                   11,056       19,621
           Commercial letters of credit                                  7,079        3,233
           Commitments to purchase securities                          493,006    1,124,745
           Commitments to sell securities                              370,156    1,275,025

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Commitments totaling $1,219,700,000 expire in 1996. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include commitments in the amount of $49,684,000 expiring in 1996 and $1,240,000 expiring thereafter through 2005. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary.

The Company enters into interest rate contracts, including interest rate caps, floors, futures, options, and interest rate exchange contract agreements in managing its interest rate exposure. Interest rate caps and floors obligate one of the parties to the contract to make payments to the other if an interest rate index exceeds a specified upper "capped" level or if the index falls below a specified "floor" level. A futures contract is an agreement to buy or sell a quantity of a financial instrument or commodity at a predetermined future date and rate or price. An option contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument or commodity at a predetermined rate or price at a time in the future. Interest rate exchange contract agreements involve the exchange of fixed and variable rate interest payments based upon a notional amount and maturity. Interest rate caps and exchange contracts to which the Company is a party at December 31, 1995, have remaining terms of 1 to 19 years and 8 to 33 months, respectively. The fair value of interest rate contracts are obtained from deal quotes, or discounted cash flow analyses. The values represent the estimated amount the Company would receive or pay for comparable contracts, taking into account current interest rates. Notional values of interest rate contracts are summarized as follows (in thousands):

                                                 1995        1994
                                               --------     -------
     Interest rate contracts:
           Swaps - fixed                       $230,000     330,000
           Futures                                    -       1,100
           Options                                1,000     145,000
           Caps:
            Purchased                            25,000      25,000
            Written                             825,000     785,000

The contract or notional amount of financial instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the actual level of risk. As of December 31, 1995 and 1994, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments described herein totaled $166,382,000 and $177,347,000, respectively. See note 4 for consideration of financial instruments in management's determination of the allowance for loan losses.

During 1988, a lawsuit was brought in the United States District Court, Utah District, against Zions First National Bank in connection with its performance of duties as an indenture trustee for certain investors in real estate and other syndication projects. In September 1992, a motion was granted allowing an amended complaint containing allegations that plaintiffs intend to proceed as a class action to recover approximately $23 million, prejudgment interest, attorneys' fees, and additional amounts under certain statutory provisions and common law. A motion to certify the class was filed in March 1994 and opposition to this motion was filed in April 1994. The Company continues to vigorously defend the entire action. Although no assurances can be given as to the outcome, the Company continues to believe that it has meritorious defenses to such lawsuit, and that there is insurance coverage for a substantial portion of the amount claimed.

The Company is also the defendant in various other legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any of such proceedings, including the lawsuit discussed in the preceding paragraph, will have a material adverse effect on its consolidated financial position.

In connection with loans sold to (or serviced for) others, the Company is subject to recourse obligations on approximately $50 million as of December 31, 1995.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


The Company has commitments for leasing premises and equipment under the terms of noncancelable leases expiring from 1996 to 2005. Future aggregate minimum rental payments under existing noncancelable leases at December 31, 1995 are as follows (in thousands):

                                                             Real
                                                Real       property
                                              property,   and equip-
                                              capital-      ment,
                                                ized      operating
                                              ---------   ----------
        1996                                   $  518        4,181
        1997                                      279        3,613
        1998                                      217        3,094
        1999                                      171        2,503
        2000                                      171        1,946
        Thereafter                              1,164        7,241
                                               ------       ------
                                               $2,520       22,578
                                               ======       ======

Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: 1996, $538,000; 1997, $8,000; and 1998, $-0-. Aggregate
rental expense on operating leases amounted to $6,500,000, $4,841,000, and $3,946,000 for the years ended December 31, 1995, 1994, and 1993, respectively.


11. STOCK OPTIONS

The Company has a qualified stock option plan adopted in 1981, under which stock options are granted to key employees; and a nonqualified plan under which options are granted to certain key employees. Under the nonqualified plan, options expire five to ten years from the date of grant. Under the qualified plan, 806,000 shares of common stock were reserved. Qualified options are granted at a price not less than 100 percent of the fair market value of the stock at the date of grant. Options granted are generally exercisable in increments from one to six years after the date of grant and expire six years after the date of grant.

Transactions and other information relating to stock options are summarized as follows:

                                              Number of     Option price per
                                               shares            share
                                              ---------     ----------------
     Options granted during:
           1995                                 69,425                $42.63
           1994                                104,250      $38.50 to $39.75
           1993                                  2,000                $47.25
     Options exercised during:
           1995                                131,382       $9.47 to $39.75
           1994                                 45,450      $15.00 to $24.13
           1993                                124,491      $10.00 to $24.13
     Options canceled during:
           1995                                  8,315      $24.13 to $39.75
           1994                                  6,418      $18.33 to $39.75
           1993                                  2,912      $10.00 to $24.13
     Options expiring during:
           1995                                      -                     -
           1994                                      -                     -
           1993                                 22,750      $12.50 to $14.75

     Options outstanding at December 31:
           1995                                323,549       $9.47 to $47.25
           1994                                393,821       $9.47 to $47.25
           1993                                341,439       $9.47 to $47.25

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


As of December 31, 1995, there are 125,000 options exercisable at prices from $9.47 to $47.25 per share. For the year ended December 31, 1995, shares obtained through exercise of options had a cumulative average market value of $6,843,000 at the date of exercise.


12. COMMON STOCK

Changes in common stock are summarized as follows (amount in thousands, except share amounts):

                                                    Common stock
                                               ----------------------
                                                 Shares       Amount
                                               ----------    --------
     Balance at December 31, 1992              13,727,544    $ 62,078
     Stock options:
           Redeemed and retired                   (24,003)          -
           Exercised                              124,491         893
     Acquisition                                  373,335       3,286
                                               ----------    --------
     Balance at December 31, 1993              14,201,367      66,257
     Stock options:
           Redeemed and retired                   (15,265)          -
           Exercised                               45,450         443
     Acquisition                                  328,000      12,493
                                               ----------    --------
     Balance at December 31, 1994              14,559,552      79,193
     Stock redeemed and retired                  (375,040)    (18,523)
     Stock options:
           Redeemed and retired                   (21,585)          -
           Exercised                              131,382       2,081
     Acquisition                                  261,611      10,726
                                               ----------    --------
     Balance at December 31, 1995              14,555,920    $ 73,477
                                               ==========    ========


13. RETIREMENT PLANS

The Company has a noncontributory defined benefit pension plan for eligible employees. Plan benefits are based on years of service and employees' compensation levels. Benefits vest under the plan upon completion of five years of service. Plan assets consist principally of corporate equity and debt securities, government fixed income securities, and cash investments.

The components of the net pension cost for the years ended December 31, 1995 and 1994, are as follows (in thousands):

                                                            1995       1994
                                                           -------    ------
     Service cost - benefits earned during the period      $ 2,151     2,385
     Interest cost on projected benefit obligation           3,261     2,908
     Actual return on assets                                (8,580)     (794)
     Net amortization and deferrals                          5,072    (2,640)
                                                           -------    ------
            Net pension cost                               $ 1,904     1,859
                                                           =======    ======

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


Primary actuarial assumptions used in determining the net pension cost are as follows:

                                                          1995      1994
                                                          ----      ----
     Assumed discount rate                                8.75%     7.50
     Assumed rate of increase in compensation levels      5.00      5.00
     Expected long-term rate of return on assets          9.00      9.50

The funded status of the plan as of December 31, 1995 and 1994, is as follows (in thousands):

                                                                1995        1994
                                                              --------     -------
     Actuarial present value of benefit obligations:

          Vested benefit obligation                           $(42,054)    (31,092)
                                                              ========     =======
          Accumulated benefit obligation                      $(47,821)    (33,972)
                                                              ========     =======
     Projected benefit obligation                             $(53,606)    (38,269)
     Plan assets at fair value                                  48,360      36,208
                                                              --------     -------
     Unfunded projected benefit obligation                      (5,246)     (2,061)
     Unrecognized net loss                                      15,032       8,391
     Unrecognized prior service cost                            (1,175)     (1,290)
     Unrecognized net transition asset                          (2,306)     (2,931)
                                                              --------     -------
     Prepaid pension cost                                     $  6,305       2,109
                                                              ========     =======

     Primary actuarial assumptions (future periods):
           Assumed discount rate                                  7.00%       8.75%
           Assumed rate of increase in compensation levels        5.00        5.00


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

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 1995 and 1994, as follows (in thousands):

                                                                                1995     1994
                                                                              -------   ------
     Accumulated postretirement benefit obligation:
          Retirees                                                            $(4,855)  (2,693)
          Fully eligible active plan participants                                (523)  (1,779)
          Other active plan participants                                         (792)    (705)
                                                                              -------   ------
                                                                               (6,170)  (5,177)
     Plan assets at fair value                                                      -        -
                                                                              -------   ------
     Accumulated postretirement benefit obligation in excess of plan
        assets                                                                 (6,170)  (5,177)
     Unrecognized net (gain) loss                                                 116   (1,039)
                                                                              -------   ------
     Accrued postretirement benefit cost included in other liabilities        $(6,054)  (6,216)
                                                                              =======   ======

Net periodic postretirement benefit cost for 1995 and 1994 includes the following components ( in thousands):

                                                           1995     1994
                                                          -----     ----
     Service cost                                         $  93      164
     Interest cost                                          380      372
     Net amortization                                      (351)    (224)
                                                          ------    ----
             Net periodic postretirement benefit cost     $ 122      312
                                                          ======    ====

For measurement purposes, an annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) of 6.5 percent and 5.0 percent were assumed for the self-funded and HMOs options, respectively, for 1995. The health care cost trend rate assumption does not have a significant effect on amounts reported because the Company has capped its retiree premium contribution rates.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0 and 8.75 percent, respectively, at December 31, 1995 and 1994.

The Company has an Employee Stock Savings Plan and an Employee Investment Savings Plan (formerly known as the Salary Reduction Arrangement Plan) (PAYSHELTER). Under PAYSHELTER, employees select from a nontax-deferred or tax-deferred plan and four investment alternatives. Employees can contribute from 1 to 15 percent of compensation, which is matched 50 percent by the Company for contributions up to 5 percent and 25 percent for contributions greater than 5 percent up to 10 percent. Contributions to the plans amounted to $1,404,000, $1,319,000, and $1,176,000 for the years ended December 31, 1995, 1994, and
1993, respectively.

The Company has an employee profit-sharing plan. Contributions to the plan are determined per a formula based on the Company's annual return on equity (required minimum return of 14 percent). Accrued contributions to the plan amounted to $2,022,000, $1,096,000, and $948,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


14. QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

Financial information by quarter for the three years ended December 31, 1995 is as follows (in thousands, except per share amounts):

                                                                   Net
                                    Provi-    Income             income
                          Net      sion for   before               per
                        interest     loan     income     Net     common
                         income     losses     taxes    income    share
                        --------   --------   -------   ------   ------
     1995:
       First quarter    $ 53,201      600      23,824   16,001    1.09
       Second quarter     55,897      850      31,270   20,521    1.39
       Third quarter      57,923      800      34,044   22,291    1.52
       Fourth quarter     60,073      550      33,140   22,515    1.53
                        --------    -----     -------   ------    ----
                        $227,094    2,800     122,278   81,328    5.53
                        ========    =====     =======   ======    ====

     1994:
       First quarter    $ 44,801      290      18,416   12,438     .87
       Second quarter     48,741      467      24,743   16,418    1.12
       Third quarter      51,859      440      26,789   17,665    1.20
       Fourth quarter     53,205      984      24,779   17,306    1.18
                        --------    -----     -------   ------    ----
                        $198,606    2,181      94,727   63,827    4.37
                        ========    =====     =======   ======    ====

     1993:
       First quarter    $ 41,092    1,365      13,428   10,746     .75
       Second quarter     44,813      408      24,729   16,636    1.17
       Third quarter      43,795      482      22,684   15,397    1.08
       Fourth quarter     44,957      738      22,953   15,426    1.08
                        --------    -----     -------   ------    ----
                        $174,657    2,993      83,794   58,205    4.08
                        ========    =====     =======  ======     ====


15. CONCENTRATIONS OF CREDIT RISK

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

Most of the Company's business activity is with customers located within the states of Utah, Nevada, and Arizona. The commercial loan portfolio is well diversified, consisting of more than 17 industry classifications groupings. As of December 31, 1995, the larger concentrations of risk in the commercial loan and leasing portfolio are represented by the manufacturing, real estate, business service, and retail industry groupings, which each comprise approximately 15 percent of the portfolio. The Company has minimal credit exposure from lending transactions with highly leveraged entities and has no foreign loans.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying value and estimated fair value of principal financial instruments as of December 31, 1995 are summarized as follows (in thousands):

                                                                        Carrying      Estimated
                                                                         value       fair value
                                                                       ----------    ----------
     Financial assets:
           Cash and due from banks                                     $  418,067       418,067
           Money market investments                                       687,251       687,251
           Investment securities                                        1,540,489     1,555,347
           Loans, net                                                   2,739,401     2,758,244
                                                                       ----------     ---------
             Total financial assets                                    $5,385,208     5,418,909
                                                                       ==========     =========
     Financial liabilities:
           Demand, savings, and money market deposits                  $3,162,904     3,162,904
           Time deposits                                                  828,120       834,460
           Foreign deposits                                               106,090       106,090
           Securities sold, not yet purchased                             117,005       117,005
           Federal funds purchased and security repurchase agreements     748,332       748,332
           FHLB advances and other borrowings                             101,084       101,084
           Long-term debt                                                  56,229        61,507
                                                                       ----------     ---------
             Total financial liabilities                               $5,119,764     5,131,382
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

FINANCIAL ASSETS - The estimated fair value approximates the carrying value of cash and due from banks and money market investments. For securities, the fair value is based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or using a discounted cash flow model based on established market rates. The fair value of fixed-rate loans is estimated by discounting future cash flows using the London Interbank Offered Rate (LIBOR) yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. Variable-rate loans reprice with changes in market rates. As such their carrying amounts are deemed to approximate fair value. The fair value of the allowance for loan losses of $67,555,000 is the present value of estimated net charge-offs.

FINANCIAL LIABILITIES - The estimated fair value of demand and savings deposits, securities sold not yet purchased, and federal funds purchased and security repurchase agreements approximates the carrying value. The fair value of time and foreign deposits is estimated by discounting future cash flows using the LIBOR yield curve. Substantially all FHLB advances reprice with changes in market interest rates or have short terms to maturity. The carrying value of such indebtedness is deemed to approximate market value. Other borrowings are not significant. The estimated fair value of the subordinated notes is based on a quoted market price. The remaining long-term debt is not significant.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - The carrying and fair values of off-balance sheet financial instruments represented by interest rate exchange contracts (swaps) and caps as of December 31, 1995 is as follows (in thousands):

                                   Carrying value    Fair value
                                   --------------    ----------
                                        asset         positive
                                     (liability)     (negative)
                                   --------------    ----------
     Swaps                            $     -           4,936
     Caps:
           Purchased                      174               3
           Written                     (8,863)         (4,691)

The fair value of the swaps and caps reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based upon pricing or valuation models applied to current market information, thereby taking into account the current unrealized gains or losses of open contracts.

The fair value of commitments to extend credit and letters of credit, based on fees currently charged for similar commitments, is not significant. See note 10 to the consolidated financial statements.


17. DIVIDEND RESTRICTION AND CONDENSED PARENT-ONLY FINANCIAL INFORMATION

Dividends declared by the Company's banking subsidiaries in any calendar year may not, without the approval of the appropriate federal regulator, exceed their net earnings for that year combined with their retained net earnings for the preceding two years. At December 31, 1995, the Company's subsidiaries had approximately $130.1 million available for the payment of dividends under the foregoing restrictions. In addition, the banking subsidiaries must meet various requirements and restrictions under the laws of the United States and state laws, including requirements to maintain cash reserves against deposits and limitations on loans and investments with affiliated companies. During 1995, cash reserve balances held with the Federal Reserve banks averaged approximately $54.9 million.

                    Condensed financial information of Zions
                     Bancorporation (parent only) follows:

                              ZIONS BANCORPORATION

                            Condensed Balance Sheets

                           December 31, 1995 and 1994

                                 (In thousands)

ASSETS                                                                           1995       1994
                                                                               --------   -------
Cash and due from banks                                                        $  2,955     1,574
Interest-bearing deposits                                                        16,503     2,826
Investment securities                                                             2,521       270
Loans, lease financing, and other receivables                                     1,108     2,373
Investments in subsidiaries:
   Commercial banks                                                             458,647   386,853
   Other                                                                          5,478     4,601
Receivables from subsidiaries:
   Commercial banks                                                                 100    27,094
   Other                                                                            574       563
Real estate held for rental purposes, at cost, less accumulated depreciation      1,667     6,169
Premises and equipment, at cost, less accumulated depreciation                      187       132
Other real estate owned                                                              58       134
Other assets                                                                     10,024     7,618
                                                                               --------   -------
                                                                               $499,822   440,207
                                                                               ========   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued liabilities                                                            $ 16,596    10,247
Short-term borrowings                                                                 -     8,001
Long-term debt                                                                   54,720    56,189
                                                                               --------   -------
      Total liabilities                                                          71,316    74,437
                                                                               --------   -------
Shareholders' equity:
   Preferred stock                                                                    -         -
   Common stock                                                                  73,477    79,193
   Net unrealized holding gains and losses on securities available for sale       1,850    (5,866)
   Retained earnings                                                            353,179   292,443
                                                                               --------   -------
      Total shareholders' equity                                                428,506   365,770
                                                                               --------   -------
                                                                               $499,822   440,207
                                                                               ========   =======

                              ZIONS BANCORPORATION

                         Condensed Statements of Income

                 Years ended December 31, 1995, 1994, and 1993

                                 (In thousands)


                                                                                             1995      1994     1993
                                                                                            -------   ------   ------
Interest income - interest and fees on loans and securities                                 $ 2,417    3,035    4,278
Interest expense - interest on borrowed funds                                                 5,095    4,798    7,622
                                                                                            -------   ------   ------
     Net interest loss                                                                       (2,678)  (1,763)  (3,344)
                                                                                            -------   ------   ------
Other income:
   Dividends from consolidated subsidiaries:
     Commercial banks                                                                        29,400   21,528   17,766
     Other                                                                                        -        -    3,224
   Other income                                                                               3,131    2,985    2,542
                                                                                            -------   ------   ------
                                                                                             32,531   24,513   23,532
                                                                                            -------   ------   ------
Expenses:
   Salaries and employee benefits                                                             5,262    4,913    3,989
   Loss on early extinguishment of debt                                                           -        -    6,022
   Operating expenses                                                                           463    1,165      933
                                                                                            -------   ------   ------
                                                                                              5,725    6,078   10,944
                                                                                            -------   ------   ------

Income before income tax benefit and cumulative effect of changes in accounting principles   24,128   16,672    9,244
Income tax benefit                                                                           (2,052)  (1,939)  (4,448)
                                                                                            -------   ------   ------

Income before cumulative effect of changes in accounting principles                          26,180   18,611   13,692

Cumulative effect of changes in accounting principles                                             -        -     (378)
                                                                                            -------   ------   ------

Income before equity in undistributed income of consolidated subsidiaries                    26,180   18,611   13,314
                                                                                            -------   ------   ------

Equity in undistributed income (loss) of consolidated subsidiaries:
   Commercial banks                                                                          54,245   44,133   47,716
   Other                                                                                        903    1,083   (2,825)
                                                                                            -------   ------   ------
                                                                                             55,148   45,216   44,891
                                                                                            -------   ------   ------
     Net income                                                                             $81,328   63,827   58,205
                                                                                            =======   ======   ======

                              ZIONS BANCORPORATION

                       Condensed Statements of Cash Flows

                 Years ended December 31, 1995, 1994, and 1993

                                 (In thousands)


                                                                                         1995       1994      1993
                                                                                       --------   -------   --------
Cash flows from operating activities:
   Net income                                                                          $ 81,328    63,827     58,205
   Adjustments to reconcile net income  to net cash provided by operating activities:
     Undistributed net income of consolidated subsidiaries                              (55,148)  (45,216)   (44,891)
     Depreciation of premises and equipment                                                 678       675        688
     Amortization of excess costs of acquired businesses                                    588       492        349
     Other                                                                                4,646        (3)     3,845
                                                                                       --------   -------   --------

       Net cash provided by operating activities                                         32,092    19,775     18,196
                                                                                       --------   -------   --------

Cash flows from investing activities:
  Net decrease (increase) in interest-bearing deposits                                  (13,677)   (2,381)     9,735
  Collection of advances to subsidiaries                                                 34,548     4,939    154,272
  Advances to subsidiaries                                                               (7,565)   (3,575)  (138,993)
  Decrease (increase) of investment in subsidiaries                                        (386)      274     (2,625)
  Other                                                                                   3,625     1,908      2,060
                                                                                       --------   -------   --------

       Net cash provided by investing activities                                         16,545     1,165     24,449
                                                                                       --------   -------   --------

Cash flows from financing activities:
  Net change in short-term funds borrowed                                                (8,001)   (3,305)     9,000
  Proceeds from issuance of long-term debt                                                    -         -      4,000
  Payments on long-term debt                                                             (1,469)   (1,358)   (43,224)
  Proceeds from issuance of common stock                                                  1,291       317        893
  Payments to redeem common stock                                                       (18,523)        -          -
  Dividends paid                                                                        (20,554)  (17,271)   (12,692)
                                                                                       --------   -------   --------

      Net cash (used in) financing activities                                           (47,256)  (21,617)   (42,023)
                                                                                       --------   -------   --------

Net increase (decrease) in cash and due from banks                                        1,381      (677)       622

Cash and due from banks at beginning of year                                              1,574     2,251      1,629
                                                                                       --------   -------   --------
Cash and due from banks at end of year                                                 $  2,955     1,574      2,251
                                                                                       ========   =======   ========


The parent company paid interest of $6,180,000, $7,245,000, and $8,577,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

                              ZIONS BANCORPORATION

                   Condensed Statements of Retained Earnings

                 Years ended December 31, 1995, 1994, and 1993

                                 (In thousands)


                                                                      1995        1994        1993
                                                                    --------     -------     -------
Balance at beginning of year                                        $292,443     245,920     197,992
Retained earnings of acquired company                                      -           -       2,428
Net income                                                            81,328      63,827      58,205
Cash dividends:
      Preferred, paid by subsidiary to minority shareholder              (38)        (33)        (13)
      Common                                                         (20,554)    (16,786)    (12,207)
      Dividends of NBA prior to merger                                     -        (485)       (485)
                                                                    --------     -------     -------

Balance at end of year                                              $353,179     292,443     245,920
                                                                    ========     =======     =======

The selected quarterly financial data information required by this item appears on pages 24 and 63 under the caption "QUARTERLY FINANCIAL INFORMATION (UNAUDITED)."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, to the extent not included under the caption "Executive officers of the registrant" in Part I of this report, will appear on pages 2 through 6 of the definitive Proxy Statement. Information relating to the directors and executive officers on pages 2 through 6, and information required by Item 405 of Regulation S-K as set forth beginning in the last paragraph on page 7 of the definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be held April 26, 1996, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appearing on pages 8 through 19 of the definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be held April 26, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appearing on pages 6 and 7 of the definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be held April 26, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appearing on page 20 of the definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders to be held April 26, 1996, is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are part of this report and appear on the pages indicated:

                                                                                                         Page
       (1) Financial Statements:

           Independent Auditors' Report                                                                   41

           Consolidated Balance Sheets - December 31, 1995 and 1994                                       42

           Consolidated Statements of Income - Years ended December 31, 1995, 1994, and 1993              43

           Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994, and 1993          44

           Consolidated Statements of Retained Earnings Years ended December 31, 1995, 1994, and 1993     45

           Notes to Consolidated Financial Statements                                                     46

       (2) Financial Statement Schedules:

           Schedules are omitted because the information is either not required, not applicable, or is included in Part II, Items 6-8 of this report.

       (3) Exhibits:

           The exhibits listed on the Exhibit Index on pages 73 and 74 of this report are filed or are incorporated herein by reference.

(b)    Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1993, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 33-58845 (filed on April 26, 1995) and 33-58855 (filed on April 26, 1995).

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

March 8, 1996                               ZIONS BANCORPORATION

                                   By       /s/ Harris H. Simmons
                                     -------------------------------------
                                       HARRIS H. SIMMONS, President and
                                           Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                 March 8, 1996

       /s/ Harris H. Simmons                                        /s/ Gary L. Anderson
---------------------------------------------------------     -------------------------------------------------------
HARRIS H. SIMMONS, President, Chief Executive Officer and     GARY L. ANDERSON, Secretary, Senior Vice President, and
Director                                                      Chief Financial Officer

      /s/ Roy W. Simmons                                            /s/ Walter E. Kelly
---------------------------------------------------------     -------------------------------------------------------
ROY W. SIMMONS, Chairman and Director                         WALTER E. KELLY, Controller

     /s/ Jerry C. Atkin                                             /s/ Robert G. Sarver
---------------------------------------------------------     -------------------------------------------------------
JERRY C. ATKIN, Director                                      ROBERT G. SARVER, Director

      /s/ Grant R. Caldwell                                         /s/ L. E. Simmons
---------------------------------------------------------     -------------------------------------------------------
GRANT R. CALDWELL, Director                                   L.E. SIMMONS, Director

      /s/ R. D. Cash                                                /s/ I. J. Wagner
---------------------------------------------------------     -------------------------------------------------------
R. D. CASH, Director                                          I. J. WAGNER, Director

     /s/ Richard H. Madsen                                         /s/ Dale W. Westergard
---------------------------------------------------------     -------------------------------------------------------
RICHARD H. MADSEN, Director                                   DALE W. WESTERGARD, Director

      /s/ Roger B. Porter
---------------------------------------------------------
ROGER B. PORTER, Director

                                  EXHIBIT INDEX
                    FILED AS PART OF THIS REPORT ON FORM 10-K

                    (Pursuant to Item 601 of Regulations S-K)

  Exhibit
    no.              Description and method of filing
-------------       --------------------------------------------------------------------------------------------
    3.1              Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, and filed with the Department of Business Regulation, Division of Corporations of the State of
                     Utah on November 9, 1993 (incorporated by reference to Exhibit 3.1 to the Registrant's
                     Form S-4 Registration Statement, File No. 33-51145, filed on November 22, 1993)
                                                                                                                               *
    3.2              Restated Bylaws of Zions Bancorporation, dated November 8, 1993 (incorporated by reference to Exhibit 3.2 to the Registrant's Form S-4 Registration Statement, File No. 33-
                     51145, filed November 22, 1993)                                                                           *

     9               Voting Trust Agreement, dated December 31, 1991 (incorporated by reference to Exhibit
                     9 of Zions Bancorporation's Annual Report on Form 10-K for the year ended December
                     31, 1991)                                                                                                 *

    10.1             Amended and Restated Zions Bancorporation Pension Plan (incorporated by reference to
                     Exhibit 10.1 of Zions Bancorporation's Annual Report on Form 10-K for the year ended
                     December 31, 1994)                                                                                        *

    10.2             Amendment to Zions Bancorporation Pension Plan effective December 1, 1994
                     (incorporated by reference to Exhibit 10.2 of Zions Bancorporation's Annual Report on
                     Form 10-K for the year ended December 31, 1994)                                                           *

    10.3             Zions Utah Bancorporation Supplemental Retirement Plan Form (incorporated by reference to Exhibit 19.4 of Zions Utah Bancorporation's Quarterly Report on Form 10-Q
                     for the quarter ended September 30, 1985)                                                                 *

    10.4             Zions Utah Bancorporation Key Employee Incentive Stock Option Plan approved by the shareholders of the Company on April 28, 1982 (incorporated by reference to Exhibit
                     10.1 of Zions Bancorporation's Quarterly Report on Form
                     10-Q for the quarter ended June 30, 1995)                                                                 *

    10.5             Amendment No. 1 to Zions Bancorporation (formerly Zions Utah Bancorporation) Key
                     Employee Incentive Stock Option Plan approved by the shareholders of the Company on
                     April 27, 1990 (incorporated by reference to Exhibit 10.2 of Zions Bancorporation's
                     Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)
                                                                                                                               *
    10.6             Amendment No. 2 to Zions Bancorporation (formerly Zions Utah Bancorporation) Key
                     Employee Incentive Stock Option Plan approved by the shareholders of the Company on
                     April 28, 1995 (incorporated by reference to Exhibit 10.3 of Zions Bancorporation's
                     Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)
                                                                                                                               *
    10.7             Zions Bancorporation Deferred Compensation Plan for Directors, as amended May 1,
                     1991 (incorporated by reference to Exhibit 19 of Zions Bancorporation's Annual Report
                     on Form 10-K for the year ended December 31, 1991)                                                        *

                                  EXHIBIT INDEX
              FILED AS PART OF THIS REPORT ON FORM 10-K (continued)

                    (Pursuant to Item 601 of Regulations S-K)

  Exhibit
    no.              Description and method of filing
-------------       --------------------------------------------------------------------------------------------
    10.8             Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1991-1994
                     (incorporated by reference to Exhibit 19 of Zions Bancorporation's Annual Report on
                     Form 10-K for the year end December 31, 1992)
                                                                                                                               *
    10.9             Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1992-1995
                     (incorporated by reference to Exhibit 10.6 of Zions Bancorporation's Annual Report on
                     Form 10-K for the year end December 31, 1992)

   10.10             Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1993-1996
                     (incorporated by reference to Exhibit 10.8 of Zions Bancorporation's Annual Report on
                     Form 10-K for the year end December 31, 1993)
                                                                                                                               *
   10.11             Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1994-1997
                     (incorporated by reference to Exhibit 10.9 of Zions Bancorporation's Annual Report on
                     Form 10-K for the year end December 31, 1994)
                                                                                                                               *
   10.12             Zions Bancorporation Executive Management Pension Plan (incorporated by reference to
                     Exhibit 10.10 of Zions Bancorporation's Annual Report on Form 10-K for the year end
                     December 31, 1994)
                                                                                                                               *
   10.13             Employment Agreement with Mr. John J. Gisi (filed)

   10.14             Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1995-1998
                     (filed)

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