Form 10-Q
period 1996-03-31
ZIONS BANCORPORATION /UT/
filed 1996-05-10
CIK 109380

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
- ---
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to


COMMISSION FILE NUMBER 0-2610



                              ZIONS BANCORPORATION
             (Exact name of Registrant as specified in its charter)



                  UTAH                                          87-0227400
   (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                         Identification No.)


         1380 KENNECOTT BUILDING
          SALT LAKE CITY, UTAH                                  84133
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (801) 524-4787

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                     --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 30, 1996
14,483,997 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                Page
PART I.       FINANCIAL INFORMATION

     ITEM 1.          Financial Statements (unaudited)

                      Consolidated Balance Sheets                                  3
                      Consolidated Statements of Income                            4
                      Consolidated Statements of Cash Flows                        5
                      Consolidated Statements of Retained Earnings                 6
                      Notes to Consolidated Financial Statements                   7

     ITEM 2.          Management's Discussion and Analysis                         8


PART II.              OTHER INFORMATION

     ITEM 6.          Exhibits and Reports on Form 8-K                            20


SIGNATURES                                                                        20

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                           March 31,  December 31,    March 31,
(In thousands)                                                               1996         1995          1995
                                                                          ----------   ----------   -----------
ASSETS
Cash and due from banks                                                   $  394,495   $  418,067   $   279,264
Money market investments:
     Interest-bearing deposits                                                37,002       34,580        21,720
     Federal funds sold                                                      198,069       50,467       156,388
     Security resell agreements                                              802,754      602,204       460,993

     Securities:
          Held  to maturity at cost (approximate market value
                $1,157,977, $1,093,934 and $1,116,005):
               Taxable                                                       943,561      881,172       923,697
               Nontaxable                                                    200,740      197,411       203,839
          Available for sale at market:
               Taxable                                                       354,211      356,116       344,673
               Nontaxable                                                     40,521       42,084          --
          Trading account at market                                           81,888       63,706        83,368
                                                                          ----------   ----------   -----------
                                                                           1,620,921    1,540,489     1,555,577

     Loans:
          Loans held for sale at cost, which approximates market             153,589      126,124       104,788
          Loans, leases and other receivables                              2,850,530    2,711,784     2,394,600
                                                                          ----------   ----------   -----------
                                                                           3,004,119    2,837,908     2,499,388
          Less:
               Unearned income and fees, net of related costs                 33,086       30,952        24,587
               Allowance for loan losses                                      67,625       67,555        67,372
                                                                          ----------   ----------   -----------
                                                                           2,903,408    2,739,401     2,407,429

     Premises and equipment, at cost, less accumulated depreciation           82,799       81,613        75,814
     Amounts paid in excess of net assets of acquired businesses              21,335       21,738        18,438
     Other real estate owned                                                     788        1,092         1,024
     Other assets                                                            141,112      130,995       128,961
                                                                          ----------   ----------   -----------
               Total assets                                               $6,202,683   $5,620,646   $ 5,105,608
                                                                          ==========   ==========   ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Noninterest-bearing demand                                      $  936,262   $  998,560   $   816,330
          Interest-bearing:
               Savings and money market                                    2,295,557    2,164,344     2,128,989
               Time under $100,000                                           646,782      669,196       580,612
               Time over $100,000                                            181,488      158,924       102,730
               Foreign                                                       110,907      106,090       157,767
                                                                          ----------   ----------   -----------
                                                                           4,170,996    4,097,114     3,786,428

     Securities sold, not yet purchased                                       56,962      117,005        77,924
     Federal funds purchased                                                 173,667      134,048        48,597
     Security repurchase agreements                                        1,126,039      614,284       569,061
     Accrued liabilities                                                      79,662       72,376        70,426
     Federal Home Loan Bank advances and other borrowings:
          Less than one year                                                  18,414       14,910        16,902
          Over one year                                                       82,313       86,174        97,480
     Long-term debt                                                           56,008       56,229        57,815
                                                                          ----------   ----------   -----------
               Total liabilities                                           5,764,061    5,192,140     4,724,633
                                                                          ----------   ----------   -----------

     Shareholders' equity:
          Capital stock:
               Preferred stock, without par value; authorized 3,000,000
                    shares; issued and outstanding, none                        --           --            --
               Common stock, without par value; authorized 30,000,000
                    shares; issued and outstanding, 14,528,191,
                    14,555,920 and 14,600,125 shares                          67,569       73,477        79,993
          Net unrealized holding gains and losses on securities
          available for sale                                                     173        1,850        (3,072)
          Retained earnings                                                  370,880      353,179       304,054
                                                                          ----------   ----------   -----------
               Total shareholders' equity                                    438,622      428,506       380,975
                                                                          ----------   ----------   -----------
               Total liabilities and shareholders' equity                 $6,202,683   $5,620,646   $ 5,105,608
                                                                          ==========   ==========   ===========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                   ---------------------
(In thousands, except share amounts)                                 1996         1995
                                                                   ---------    --------
Interest income:
     Interest and fees on loans                                    $  65,241    $ 55,484
     Interest on loans held for sale                                   2,740       2,128
     Interest on money market investments                             15,380       9,995
     Interest on securities:
          Held to maturity:
               Taxable                                                15,687      15,504
               Nontaxable                                              3,190       3,006
          Available for sale:
               Taxable                                                 5,662       5,643
               Nontaxable                                                562        --
          Trading account                                              2,404       3,625
     Lease financing                                                   2,642       2,394
                                                                   ---------    --------
          Total interest income                                      113,508      97,779
                                                                   ---------    --------
Interest expense:
     Interest on savings and money market deposits                    19,877      19,505
     Interest on time deposits under $100,000                          8,897       6,085
     Interest on time deposits over $100,000                           2,580       1,278
     Interest on foreign deposits                                      1,157       2,001
     Interest on securities sold, not yet purchased                      990       2,276
     Interest on borrowed funds                                       20,058      13,433
                                                                   ---------    --------
          Total interest expense                                      53,559      44,578
                                                                   ---------    --------
          Net interest income                                         59,949      53,201
Provision for loan losses                                                600         600
                                                                   ---------    --------
          Net interest income after provision for loan losses         59,349      52,601
                                                                   ---------    --------
Noninterest income:
     Service charges on deposit accounts                               7,707       6,932
     Other service charges, commissions and fees                       6,841       5,400
     Trust income                                                      1,282       1,080
     Investment securities gains (losses), net                             2        (105)
     Trading account income (loss)                                       873      (2,937)
     Loan sales and servicing income                                   7,110       5,359
     Other income                                                      2,262       1,612
                                                                   ---------    --------
          Total noninterest income                                    26,077      17,341
                                                                   ---------    --------
Noninterest expenses:
     Salaries and employee benefits                                   26,995      23,507
     Occupancy, net                                                    2,784       2,156
     Furniture and equipment                                           3,606       3,485
     Other real estate expense                                          (283)         80
     Legal and professional services                                     739       1,335
     Supplies                                                          1,522       1,251
     Postage                                                           1,356       1,247
     Advertising                                                       1,482       1,060
     FDIC premiums                                                         5       1,954
     Amortization of intangible assets                                   764         813
     Other expenses                                                   10,782       9,230
                                                                   ---------    --------
          Total noninterest expenses                                  49,752      46,118
                                                                   ---------    --------
Income before income taxes                                            35,674      23,824
Income taxes                                                          12,003       7,823
                                                                   ---------    --------
Net income                                                         $  23,671    $ 16,001
                                                                   =========    ========

Weighted average common and common-equivalent shares outstanding      14,679      14,702

Net income per common share                                        $    1.61    $   1.09

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                    Three Months Ended
                                                                          March 31,
                                                                ----------------------------
(In thousands)                                                      1996            1995
                                                                ------------    ------------
Cash flows from operating activities:
     Net income                                                 $     23,671    $     16,001
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses                                      600             600
          Write-downs of other real estate owned                        --                 8
          Depreciation of premises and equipment                       2,985           2,465
          Amortization of premium on core deposits and
               other intangibles                                         764             813
          Amortization of net premium/discount on
               investment securities                                   1,576             978
          Accretion of unearned income and fees, net of
               related costs                                           2,133            (187)
          Proceeds from sales of trading account securities       14,759,949      39,448,567
          Increase in trading account securities                 (14,778,130)    (39,332,609)
          Net (gain) loss on sales of investment securities               (2)            105
          Proceeds from loans held for sale                          152,783          81,698
          Increase in loans held for sale                           (179,272)        (77,182)
          Net gain on sales of loans, leases and other assets         (5,380)         (3,265)
          Net gain on sales of other real estate owned                  (281)            (70)
          Change in accrued income taxes                              12,051           5,227
          Change in accrued interest receivable                       (1,535)           (705)
          Change in other assets                                      (5,778)            545
          Change in accrued interest payable                           1,668              80
          Change in accrued liabilities                               (6,096)         (5,414)
                                                                ------------    ------------
               Net cash provided by (used in) operating
                    activities                                       (18,294)        137,655
                                                                ------------    ------------

Cash flows from investing activities:
     Net (increase) in money market investments                     (350,574)       (235,655)
     Proceeds from maturities of investment securities
          held to maturity                                            62,932          17,188
     Purchases of investment securities held to maturity            (130,474)        (39,009)
     Proceeds from sales of investment securities
          available for sale                                             739          27,787
     Proceeds from maturities of investment securities
          available for sale                                          69,282           6,017
     Purchases of investment securities available for sale           (69,286)        (16,928)
     Proceeds from sales of loans and leases                         141,261         111,092
     Net increase in loans and leases                               (269,416)       (196,371)
     Purchases of assets to be leased                                 (8,514)           --
     Principal collections on leveraged leases                          --                38
     Proceeds from sales of premises and equipment                        60             126
     Purchases of premises and equipment                              (4,222)         (3,719)
     Proceeds from sales of other real estate owned                      876             600
     Proceeds from sales of mortgage servicing rights                    623             210
     Purchases of mortgage servicing rights                           (1,441)            (24)
     Proceeds from sales of other assets                                 195             184
                                                                ------------    ------------
               Net cash (used in) investing activities
                    activities                                      (557,959)       (328,464)
                                                                ------------    ------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                   Three Months Ended
                                                       March 31,
                                                 ----------------------
(In thousands)                                     1996          1995
                                                 ---------    ---------
Cash flows from financing activities:
     Net increase in deposits                       73,882       80,452
     Net change in short-term funds borrowed       495,096       81,066
     Payments on FHLB advances over one year        (3,861)      (4,091)
     Payments on long-term debt                       (221)        (367)
     Proceeds from issuance of common stock            854          460
     Payments to redeem common stock                (7,099)        --
     Dividends paid                                 (5,970)      (4,390)
                                                 ---------    ---------
               Net cash provided by
                    financing  activities          552,681      153,130
                                                 ---------    ---------
Net (decrease) in cash and due from banks          (23,572)     (37,679)
Cash and due from banks at beginning of period     418,067      316,943
                                                 ---------    ---------
Cash and due from banks at end of period         $ 394,495    $ 279,264
                                                 =========    =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                 Three Months Ended
                                                     March 31,
                                                  ---------------
(In thousands)                                    1996       1995
                                                  ----       ----
Cash paid (received) for:
     Interest                                  $ 51,870    $44,730
     Income taxes                                  (369)     1,496
Loans transferred to other real estate owned        291       --

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(UNAUDITED)

                                                              Three Months Ended      Twelve Months Ended
                                                                   March 31,           December 31,
                                                             ----------------------    ---------
(In thousands)                                                 1996         1995         1995
                                                             ---------    ---------    ---------
Balance at beginning of period                               $ 353,179    $ 292,443    $ 292,443
Add:
     Net income                                                 23,671       16,001       81,328
                                                             ---------    ---------    ---------
                                                               376,850      308,444      373,771
Deduct cash dividends:
     Preferred, paid by subsidiary to minority shareholder         (10)         (10)         (38)
     Common, per share $ .41 in 1996 and
          and $ .30 and $1.41 in 1995                           (5,960)      (4,380)     (20,554)
                                                             ---------    ---------    ---------
Balance at end of period                                     $ 370,880    $ 304,054    $ 353,179
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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1995.

The Company elected not to adopt the fair value based method of accounting for its employee stock based Compensation plans established by Statement of Financial Accounting Standards (Statement) No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company will continue its current accounting for employee stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, as permitted under Statement No. 123, and, if material, will disclose the pro forma effect of the fair value accounting method in the notes to its December 31, 1996 consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
(UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                       --------------------------------
(In thousands, except per share and ratio data)        1996         1995       % Change
                                                       ----         ----       --------
EARNINGS
Net income                                         $   23,671   $   16,001       47.9%

PER COMMON SHARE
Net income                                               1.61         1.09       47.7%
Dividends                                                 .41          .30       36.7%
Book value at March 31                                  30.19        26.09       15.7%
Market value at March 31                                70.75        37.75       87.4%

Weighted average common and common-
     equivalent shares outstanding                 14,679,000   14,702,000
Common shares outstanding at March 31              14,528,191   14,600,125

BALANCES AT PERIOD END
Total assets                                       $6,202,683   $5,105,608       21.5%
Money market investments                            1,037,825      639,101       62.4%
Securities                                          1,620,921    1,555,577        4.2%
Net loans and leases                                2,971,033    2,474,801       20.1%
Allowance for loan losses                              67,625       67,372         .4%
Total deposits                                      4,170,996    3,786,428       10.2%
Shareholders' equity                                  438,622      380,975       15.1%

Nonperforming assets                                    9,393       14,510     - 35.3%
Loans past due 90 days or more                          6,669        2,121      214.4%

PERFORMANCE RATIOS
Net interest margin                                     4.36%        4.66%
Return on average assets                                1.54%        1.25%
Return on average common equity                        21.96%       17.38%
Common dividend payout                                 25.18%       27.37%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at March 31                    .32%         .59%

CAPITAL RATIOS
Average equity to average assets                        7.02%        7.16%
Leverage ratio at March 31                              6.20%        6.59%
Tier I risk-based capital at March 31                  11.13%       12.14%
Total risk-based capital at March 31                   13.89%       15.27%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Consolidated net income for the first quarter of 1996 reached $23,671,000, a 47.9% increase over the $16,001,000 earned in the same quarter a year ago. Earnings per share increased 47.7% to $1.61 in the first quarter of 1996 from $1.09 in the same quarter of last year. Earnings during the first quarter of 1995 were adversely affected by a trading loss and restructuring charge totaling $4,390,000 or approximately $2,948,000 ($.20 per share) after tax. When adjusted for those charges, the increase in first-quarter 1996 net income was 24.9%, and the increase in earnings per share was 24.8%.

The Company's first-quarter earnings relative to the same period a year ago, excluding the effect of the trading loss and restructuring charge, reflect a $6,748,000 (12.7%) increase in net interest income, a $5,646,000 (27.6%)
increase in noninterest income, partially offset by a $4,934,000 (11.0%) increase in noninterest expenses and a $2,738,000 (29.6%) increase in income tax expense.

The annualized return on average assets for the first quarter of 1996 was 1.54%, resulting in a return on average common shareholders' equity of 21.96%, compared to 1.25% and 17.38%, respectively, reported in the first quarter of 1995.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the first quarter of 1996, adjusted to a fully taxable-equivalent basis, increased 13.0% to $61,557,000 compared to $54,488,000 for the first quarter of 1995. Net interest margin was 4.36%, as compared to 4.66% for the first quarter of 1995.

The yield on average earning assets decreased 32 basis points during the first quarter of 1996 as compared to the first quarter of 1995, and the average rate paid this quarter on interest-bearing funds decreased 5 basis points from the first quarter of 1995. The spread on average interest-bearing funds for the first quarter of 1996 was 3.63%, down from the 3.90% for the first quarter of 1995.

The Company attempts to minimize interest rate movement sensitivity through the management of interest rate maturities, and to a lesser extent, the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contract agreements. The Company had income of $453,000 from the use of such off-balance sheet arrangements for the first quarter of 1996 compared to net expense of $119,000 for the first quarter of 1995.

The increased level of taxable-equivalent net interest income in the first quarter of 1996, compared to the same period in 1995, resulted primarily from the increase in average loans and leases; and the decrease in net interest margin resulted primarily from the effect of a decrease in rates on earning assets, an increase in rates paid on interest-bearing time deposits, and increased activity in security resell arrangements.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(UNAUDITED)

                                                          Three Months Ended
                                                            March 31, 1996
                                                   --------------------------------
                                                    Average    Amount of   Average
(In thousands)                                      Balance    Interest(1)   Rate
                                                   ---------  -----------  --------
ASSETS
Money market investments:
     Interest-bearing deposits                   $    35,926   $      438       4.90%
     Federal funds sold and security
          resell agreements                        1,065,657       14,942       5.64%
                                                 -----------   ----------
          Total money market investments           1,101,583       15,380       5.62%
                                                 -----------   ----------
Securities:
     Held to maturity:
          Taxable                                    935,696       15,687       6.74%
          Nontaxable                                 196,478        4,557       9.33%
     Available for sale:
          Taxable                                    353,261        5,662       6.45%
          Nontaxable                                  41,230          803       7.83%
     Trading account                                 174,362        2,404       5.55%
                                                 -----------   ----------
          Total securities                         1,701,027       29,113       6.88%
                                                 -----------   ----------
Loans:
     Loans held for sale                             149,428        2,740       7.37%
     Net loans and leases(2)                       2,725,830       67,883      10.02%
                                                 -----------   ----------
          Total loans                              2,875,258       70,623       9.88%
                                                 -----------   ----------
Total interest-earning assets                     $5,677,868     $115,116       8.15%
                                                               ----------
Cash and due from banks                              322,950
Allowance for loan losses                           (67,451)
Other assets                                         244,949
                                                   ---------
Total assets                                      $6,178,316
                                                   =========

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits                     $  637,053    $   4,903       3.10%
     Money market super NOW deposits               1,595,439       14,974       3.77%
     Time deposits under $100,000                    663,867        8,897       5.39%
     Time deposits $100,000 or more                  163,483        2,580       6.35%
     Foreign deposits                                106,534        1,157       4.37%
                                                 -----------   ----------
          Total interest-bearing deposits          3,166,376       32,511       4.13%
                                                 -----------   ----------
Borrowed funds:
     Securities sold, not yet purchased               71,995          990       5.53%
     Federal funds purchased and security
          repurchase agreements                    1,362,078       17,131       5.06%
     FHLB advances and other borrowings:
          Less than one year                          22,300          360       6.49%
          Over one year                               84,332        1,309       6.24%
     Long-term debt                                   56,141        1,258       9.01%
                                                 -----------   ----------
          Total borrowed funds                     1,596,846       21,048       5.30%
                                                 -----------   ----------
Total interest-bearing liabilities                $4,763,222     $ 53,559       4.52%
                                                               ----------
Noninterest-bearing deposits                         872,058
Other liabilities                                    109,472
                                                 -----------
Total liabilities                                  5,744,752
Total shareholders' equity                           433,564
                                                 -----------
Total liabilities and shareholders' equity        $6,178,316
                                                 ===========

Spread on average interest-bearing funds                                        3.63%
Net interest income and net yield on                                            ====
     interest-earning assets                                     $ 61,557       4.36%
                                                                 ========       ====

(1)    Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(UNAUDITED)

                                                      Three Months Ended
                                                         March 31, 1995
                                              ------------------------------------
                                               Average      Amount of     Average
(In thousands)                                 Balance     Interest(1)      Rate
                                              ---------    -----------    --------
ASSETS
Money market investments:
     Interest-bearing deposits               $    20,531     $   228        4.50%
     Federal funds sold and security
          resell agreements                      685,020       9,767        5.78%
                                             -----------     -------
          Total money market investments         705,551       9,995        5.75%
                                             -----------     -------
Securities:
     Held to maturity:
          Taxable                                886,103      15,504        7.10%
          Nontaxable                             202,877       4,294        8.58%
     Available for sale:
          Taxable                                336,138       5,643        6.81%
          Nontaxable                                --          --            - %
     Trading account                             196,138       3,625        7.50%
                                             -----------     -------
          Total securities                     1,621,256      29,066        7.27%
                                             -----------     -------
Loans:
     Loans held for sale                         103,664       2,128        8.33%
     Net loans and leases(2)                   2,314,168      57,877       10.14%
                                             -----------     -------
          Total loans                          2,417,832      60,005       10.06%
                                             -----------     -------
Total interest-earning assets                $ 4,744,639     $99,066        8.47%
                                                             -------
Cash and due from banks                          310,367
Allowance for loan losses                        (67,234)
Other assets                                     223,419
                                             -----------
Total assets                                 $ 5,211,191
                                             ===========
LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits                $   750,105     $ 5,769        3.12%
     Money market and super NOW deposits       1,340,616      13,736        4.16%
     Time deposits under $100,000                540,126       6,085        4.57%
     Time deposits $100,000 or more              102,226       1,278        5.07%
     Foreign deposits                            151,853       2,001        5.34%
                                             -----------     -------
          Total interest-bearing deposits      2,884,926      28,869        4.06%
                                             -----------     -------
Borrowed funds:
     Securities sold, not yet purchased          133,715       2,276        6.90%
     Federal funds purchased and security
          repurchase agreements                  761,427      10,183        5.42%
     FHLB advances and other borrowings:
          Less than one year                      20,233         322        6.45%
          Over one year                           99,390       1,600        6.53%
     Long-term debt                               57,984       1,328        9.29%
                                             -----------     -------
          Total borrowed funds                 1,072,749      15,709        5.94%
                                             -----------     -------
Total interest-bearing liabilities           $ 3,957,675     $44,578        4.57%
                                                             -------
Noninterest-bearing deposits                     787,503
Other liabilities                                 92,641
                                             -----------
Total liabilities                              4,837,819
Total shareholders' equity                       373,372
                                             -----------
Total liabilities and shareholders' equity   $ 5,211,191
                                             ===========

Spread on average interest-bearing funds                                    3.90%
                                                                            ====
Net interest income and net yield on
     interest-earning assets                                 $54,488        4.66%
                                                             =======        ====


(1)  Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses for the first quarter of 1996 was $600,000--the same as the first quarter of 1995. Net charge-offs during the first quarter totaled $530,000, or .07% of average net loans and leases, as compared to $246,000 or .04% of average net loans and leases for the first quarter of 1995.

NONINTEREST INCOME

Noninterest income for the first quarter of 1996 totaled $26,077,000 as compared to $17,341,000 for the first quarter of 1995, an increase of 27.6% after adjusting for the $3,090,000 trading loss recorded in the first quarter of 1995. Comparing the segments of noninterest income for the first quarter of 1996 with the first quarter of 1995, service charges on deposit accounts; other service charges, commissions and fees; and trust income increased 11.2%, 26.7% and 18.7%, respectively, while loan sales and servicing income increased 32.7% and other income increased 40.3%. The increase in other income was primarily an increase in income from mortgage servicing released premiums on the sale of first mortgage loans. Net gains of $2,000 on the sale of investment securities was realized during the first quarter of 1996 compared to $105,000 of net losses during the first quarter of 1995, and trading account income during the first quarter 1996 increased $720,000 over the adjusted trading account loss reported in the first quarter of 1995.

NONINTEREST EXPENSES

Noninterest expenses for the first quarter of 1996 totaled $49,752,000 as compared to $46,118,000 for the first quarter of 1995, an increase of 11.0% after adjusting for the $1,300,000 restructuring charge recorded in the first quarter of 1995. Comparing the noninterest expense segments for the first quarter of 1996 and the first quarter of 1995, salaries and employee benefits increased 14.8%, occupancy, furniture and equipment expenses increased 13.3%, advertising increased 39.8%, FDIC premiums decreased 99.7% and the total of all other expenses increased 17.6%. Salaries and employee benefits increased primarily as a result of increased staffing of branch offices opened and acquired and SBA loan origination activities, as well as general salary increases, bonuses, commissions and profit-sharing costs related to increased profitability. The occupancy, furniture and equipment expense increase resulted primarily from the addition of branch facilities, the further expansion of the ATM network, and the installation of personal computers and local area networks. The increase in all other expenses resulted primarily from increases in supplies, postage, and telecommunication expenses related to acquisition and expansion. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues, improved to 56.8% for the first quarter of 1996 from 64.2% for the first quarter of 1995.

ZIONS BANCORPORATION AND SUBSIDIARIES

INCOME TAXES

The Company's income taxes for the first quarter of 1996 were $12,003,000 as compared to $7,823,000 for the first quarter of 1995, an increase of 29.6% after adjusting $1,442,000 for estimated income taxes related to the 1995 trading loss and restructuring charge. The increase in the Company's income taxes for the first quarter of 1996, as compared to the first quarter of 1995, was due to the increase in income before income taxes and an increase in the Company's effective tax rate to 33.6% from 32.8%.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 19.7% to $5,677.9 million in the three months ended March 31, 1996, as compared to $4,744.6 million in the three months ended March 31, 1995. Earning assets comprised 91.9% of total average assets for the first three months of 1996, compared with 91.0% for the first three months of 1995.

Average money market investments, consisting of interest-bearing deposits, and federal funds sold and security resell agreements increased 56.1% to $1,101.6 million as compared to $705.6 million in the first three months of 1995.

During the first three months of 1996, average securities increased 4.9% to $1,701.0 million as compared to $1,621.3 million in the first three months of 1995. Average held to maturity securities increased 4.0%, available for sale securities increased 17.4%, and average trading account securities decreased 11.1%, as compared with the same period in 1995.

Average net loans and leases increased 18.9% to $2,875.3 million for the first three months of 1996 as compared to $2,417.8 million in the first three months of 1995, representing 50.6% of earning assets in the first quarter of 1996 as compared to 51.0% in the first quarter of 1995. Average net loans and leases were 71.2% of average total deposits for the three months ended March 31, 1996, as compared to 65.8% for the three months ended March 31, 1995.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES

The following table presents the Company's investment securities at March 31, 1996, December 31, 1995 and March 31, 1995.

                                             March 31,                December 31,               March 31,
                                               1996                      1995                      1995
                                      ---------------------     ---------------------     --------------------
                                      Amortized      Market     Amortized      Market     Amortized     Market
(In thousands)                           cost        value         cost         value        cost       value
                                      ---------      ------     ---------      -------    ---------     ------
Held to maturity
U.S. government agencies
  and corporations:
     Small Business Administration
          loan-backed securities       $   510,875   $ 523,172   $   529,376  $   541,014   $ 466,506  $  463,424
     Other agency securities               347,556     343,719       265,430      263,522     351,060     343,663
States and political subdivisions          228,230     232,895       225,231      230,149     257,743     256,657
                                       -----------   ---------   -----------  -----------   ---------  ----------
                                         1,086,661   1,099,786     1,020,037    1,034,685   1,075,309   1,063,744

Mortgage-backed securities                  57,640      58,191        58,546       59,249      52,227      52,261
                                       -----------   ---------   -----------  -----------   ---------  ----------
                                        $1,144,301  $1,157,977    $1,078,583   $1,093,934  $1,127,536  $1.116,005
                                       -----------   ---------   -----------  -----------   ---------  ----------

Available for sale
U.S. Treasury securities               $    14,162 $    14,185   $    17,691  $    17,728  $   35,160 $    34,684
U.S. government agencies                    83,035      82,567        71,038       70,952      69,878      70,252
States and political subdivisions           39,014      40,521        40,153       42,084           -           -
                                       -----------   ---------   -----------  -----------   ---------  ----------
                                           136,211     137,273       128,882      130,764     105,038     104,936
                                       -----------   ---------   -----------  -----------   ---------  ----------
Mortgage-backed securities                  68,299      67,926        69,469       69,333      54,171      53,584
                                       -----------   ---------   -----------  -----------   ---------  ----------
Equity securities:
    Mutual funds:
          Accessor Funds, Inc.             108,939     108,141       118,899      119,971     118,847     114,474
          Other                                571         571           564          564         527         527
     Stock:
          Federal Home Loan Bank            73,598      73,598        71,988       71,988      68,292      68,292
          Other                              6,823       7,223         5,386        5,580       2,792       2,860
                                       -----------   ---------   -----------  -----------   ---------  ----------
                                           189,931     189,533       196,837      198,103     190,458     186,153
                                       -----------   ---------   -----------  -----------   ---------  ----------
                                        $  394,441  $  394,732    $  395,188   $  398,200  $  349,667  $  344,673
                                       -----------   ---------   -----------  -----------   ---------  ----------
Total                                   $1,538,742  $1,552,709    $1,473,771   $1,492,134  $1,477,203  $1,460,678
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

The table below sets forth the amount of loans outstanding by type at March 31, 1996, December 31, 1995 and March 31, 1995.


(In thousands)
                                           March 31,   December 31,  March 31,
Types                                        1996         1995         1995
                                          ----------   ----------   ----------
Loans held for sale                       $  153,589   $  126,124   $  104,788
Commercial, financial, and agricultural      696,027      688,466      608,621
Real estate:
     Construction                            322,023      268,812      193,592
     Other                                 1,327,025    1,272,633    1,069,601
     Consumer                                327,912      341,150      374,683
     Lease financing                         144,609      132,520      125,717
     Other receivables                        32,934        8,203       22,386
                                          ----------   ----------   ----------
     Total loans                          $3,004,119   $2,837,908   $2,499,388
                                          ==========   ==========   ==========

Loans held for sale at March 31, 1996 increased 21.8% from year-end 1995. All other loans, net of unearned income and fees increased 5.1% to $2,817.4 million at March 31, 1996, compared to $2,680.8 million at December 31, 1995. Commercial loans, construction loans, other real estate-secured loans, lease financing and other receivables increased from year end 1.1%, 19.8%, 4.3%, 9.1% and 301.5%, respectively, as consumer loans decreased 3.9%. Within the other real estate-secured loan portfolio, home equity credit line loans decreased 6.2%, 1-4 family residential loans decreased .1% and all other real estate loans increased 8.0% from year end. During the first quarter of 1996, the Company securitized and sold home equity credit line receivables totaling $47.6 million, credit card receivables totaling $39.6 million, and automobile loans totaling $51.3 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $9,393,000 at March 31, 1996, up 1.0% from $9,296,000 at December 31, 1995, but down 35.3% from $14,510,000 at March 31, 1995. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .32%, .33% and .59% at March 31, 1996, December 31, 1995, and March 31, 1995, respectively.

Accruing loans past due 90 days or more totaled $6,669,000 at March 31, 1996, up from $5,232,000 at December 31, 1995, and up from $2,121,000 at March 31, 1995.
These loans equaled .22% of net loans and leases at March 31, 1996, as compared to .19% at December 31, 1995 and .09% at March 31, 1995.

No loans were considered potential problem loans at March 31, 1996, December 31, 1995 or March 31, 1995. Potential problem loans are defined as loans presently current by their terms, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans, in accordance with Financial Accounting Standard statements, amounted to $4,754,000 at March 31, 1996, as compared to $3,388,000 as of December 31, 1995, and $6,141,000 at March 31, 1995. The Company considers a loan to be impaired when the accrual of interest has been discontinued and meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. The required allowance for loan losses allocated to impaired loans as of March 31, 1996, December 31, 1995, and March 31, 1995 amounts to $365,000, $22,000 and $43,000, respectively.

The following table sets forth the nonperforming assets at March 31, 1996, December 31, 1995, and March 31, 1995.

                                               March 31, December 31, March 31,
(In thousands)                                   1996      1995       1995
                                                 ----      ----       ----
Nonaccrual loans                                $8,360    $7,438    $10,276
Restructured loans                                 245       249        561
Other real estate owned and other
     nonperforming assets                          788     1,609      3,673
                                                ------    ------    -------
     Total                                      $9,393    $9,296    $14,510
                                                ======    ======    =======
% of net loans and leases*, other real estate
     owned and other nonperforming assets          .32%      .33%       .59%

Accruing loans past due 90 days or more         $6,669    $5,232    $ 2,121
                                                ======    ======    =======
% of net loans and leases*                         .22%      .19%       .09%

* Includes loans held for sale

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

                                                                               Twelve Months
                                                 Three Months Ended               Ended
(In thousands)                                         March 31,               December 31,
                                               --------------------------      ------------
                                                  1996            1995            1995
                                                  ----            ----            ----
Average loans* and leases outstanding
     (net of unearned income)                 $ 2,875,258     $ 2,417,832     $ 2,599,071
                                              ===========     ===========     ===========
Allowance for possible losses:
Balance at beginning of the period            $    67,555     $    67,018     $    67,018
Allowance of companies acquired                      --              --               249
Loans and leases charged-off:
     Loans held for sale                             --              --              --
     Commercial, financial and agricultural          (317)            (52)           (997)
     Real estate                                     (242)            (55)           (548)
     Consumer                                      (1,883)         (1,418)         (6,786)
     Lease financing                                 --                (2)            (41)
     Other receivables                               --              --              --
                                              -----------     -----------     -----------
          Total                                    (2,442)         (1,527)         (8,372)
                                              -----------     -----------     -----------
Recoveries:
     Loans held for sale                             --              --              --
     Commercial, financial and agricultural           637             454           2,580
     Real estate                                      194              89             464
     Consumer                                         690             646           2,540
     Lease financing                                  391              92             276
     Other receivables                               --              --              --
                                              -----------     -----------     -----------
          Total                                     1,912           1,281           5,860
                                              -----------     -----------     -----------
Net loan and lease charge-offs                       (530)           (246)         (2,512)
Provision charged against earnings                    600             600           2,800
                                              -----------     -----------     -----------
Balance at end of the period                  $    67,625     $    67,372     $    67,555
                                              ===========     ===========     ===========

*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases                         .07%            .04%            .10%

ZIONS BANCORPORATION AND SUBSIDIARIES

The allowance for loan losses as a percentage of net loans and leases was 2.28% at March 31, 1996, compared to 2.41% at December 31, 1995, and 2.72% at March 31, 1995. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 450.0% at March 31, 1996, compared to 533.2% at December 31, 1995, and 543.5% at March 31, 1995. The allowance, as a percentage of nonaccrual loans and restructured loans was 785.9% at March 31, 1996, compared to 878.8% at December 31, 1995, and 621.7% at March 31, 1995.

Included in the allowance for loan losses is an amount for unused loan commitments and standby letters of credit which at March 31, 1996, December 31, 1995, and March 31, 1995, amounted to $6,624,000, $7,516,000 and $5,209,000, respectively. Unused loan commitments and standby letters of credit at March 31, 1996, December 31, 1995, and March 31, 1995, amounted to $1,631 million, $1,611 million and $1,339 million, respectively.

DEPOSITS

Average total deposits of $4,038.4 million for the first three months of 1996 increased 10.0% over the $3,672.4 million for the first three months of 1995, with average demand deposits increasing 10.7%. Average money market and super NOW deposits, time deposits under $100,000 and time deposits over $100,000 for the first three months of 1996 increased 19.0%, 22.9% and 59.9% respectively, from the first three months of 1995. Average savings and NOW deposits decreased 15.1% and foreign deposits decreased 29.8% during the first three months of 1996, as compared with the same period one year earlier.

Total deposits increased 1.8% to $4,171.0 million at March 31, 1996, as compared to $4,097.4 million at December 31, 1995. Comparing March 31, 1996 to December 31, 1995, savings and money market deposits, time deposits over $100,000 and foreign deposits increased 6.1%, 14.2% and 4.5%, respectively, while demand deposits decreased 6.2% and time deposits under $100,000 decreased 3.3%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors, debt service requirements and operating needs. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. In addition, the Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, totaled $1,306.1 million or 33.7% of core deposits at March 31, 1996, as compared to $1,428.2 million or 37.3% of core deposits at December 31, 1995, and $1,430.5 million or 40.6% of core deposits at March 31 1995.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 93.0% of total deposits at March 31, 1996 as compared to 93.5% at December 31, 1995 and 93.1% at March 31, 1995.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium- to long-term liquidity. The Company's ability to raise funds in the capital markets through the "securitization" process and by debt issuances allows the Company to take advantage of market opportunities to meet funding needs at reasonable cost.

ZIONS BANCORPORATION AND SUBSIDIARIES

The parent company's cash requirements consist primarily of principal and interest payments on its borrowings, dividend payments to shareholders, and cash operating expenses and income taxes. The parent company's cash needs are routinely satisfied through payments by subsidiaries of dividends, management and other fees, principal and interest payments on subsidiary borrowings from the parent company and proportionate shares of current income taxes.

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

The Company, through the management of interest rate "maturities" and the use of off-balance sheet arrangements such as interest rate caps, floors, futures, options, and interest rate exchange agreements, attempts to minimize the effect on net income of changes in interest rates. The Company's management exercises its best judgment in making assumptions with respect to prepayments, early withdrawals and other noncontrollable events in managing the Company's exposure to changes in interest rates. Gaps are actively managed and change daily as the interest rate environment changes; therefore, positions at the end of any period may not be reflective of the Company's interest rate position in subsequent periods. The prime lending rate is the primary basis used for pricing the Company's loans and the short-term Treasury rate is the index used for pricing many of the Company's deposits. The Company, however, is unable to effectively and economically hedge the prime/90-day T-bill spread risk through the use of off-balance sheet financial instruments.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity at March 31, 1996 was $438.6 million, an increase of 2.4% over the $428.5 million at December 31, 1995, and an increase of 15.1% over the $381.0 million at March 31 1995. The ratio of average equity to average assets for the first three months of 1996 was 7.02%, as compared to 7.16% for the same period in 1995. At March 31, 1996, the Company's Tier I risk-based capital ratio was 11.13%, as compared to 11.38% at December 31, 1995 and 12.14% at March 31, 1995. At March 31, 1996 the Company's total risk-based capital ratio was 13.89%, as compared to 14.23% at December 31, 1995 and 15.27% at March 31, 1995. The Company's leverage ratio as of March 31, 1996 was 6.20%, as compared to 6.28% at December 31, 1995 and 6.59% at March 31, 1995.

Dividends declared per common share for the first quarter of 1996 of $.41 increased 36.7%, as compared to $.30 for the first quarter of 1995. The common cash dividend payout of net income for the first three months of 1996 was 25.2%, as compared to 27.4% for the first three months of 1995.

MERGERS AND ACQUISITIONS

During the first quarter of 1996, Zions Bancorporation's subsidiary, Zions First National Bank, acquired 32.53% of the Class A voting stock (comprising 20.34% of the total voting stock) of Federal Agricultural Mortgage Corporation, a U.S. government-sponsored enterprise dedicated to increasing the availability of credit to rural communities and agricultural borrowers through the establishment of a viable secondary market for certain types of loans originated in those communities. This investment will strengthen Zions Bancorporation's ability to serve the needs of rural communities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Zions Bancorporation has received regulatory approvals and now awaits shareholders approval to acquire Southern Arizona Bancorp, Inc. and it's banking subsidiary, Southern Arizona Bank, in a purchase transaction to be paid through the exchange of Zions Bancorporation common stock for Southern Arizona Bancorp, Inc. stock. The transaction is expected to be consummated during the second quarter of 1996, and will enable the Company to merge Southern Arizona Bank into Zions Bancorporation's subsidiary, National Bank of Arizona, and to provide expanded banking services in Yuma, Arizona.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             a) Exhibits

                      Exhibit 27 Article 9 Financial Schedules for Form 10-Q

             b) Reports on Form 8-K

                      There were no reports on Form 8-K filed during the quarter ending March 31, 1996.


                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ZIONS BANCORPORATION

                                       /s/ Harris H. Simmons
                                       ------------------------------
                                       Harris H. Simmons, President and
                                       Chief Executive Officer


                                       /s/ Gary L. Anderson
                                       ------------------------------
                                       Gary L. Anderson, Senior Vice President
                                       and Chief Financial Officer

Dated: May 13, 1996

                                 Exhibit Index

Exhibit No.
- -----------

  27             Financial Data Schedule