Form 10-Q
period 1996-06-30
ZIONS BANCORPORATION /UT/
filed 1996-08-12
CIK 109380

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to


COMMISSION FILE NUMBER 0-2610



                              ZIONS BANCORPORATION
             (Exact name of Registrant as specified in its charter)



                   UTAH                                  87-0227400
      (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)                Identification No.)


         1380 KENNECOTT BUILDING
          SALT LAKE CITY, UTAH                             84133
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (801) 524-4787

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at August 5, 1996      14,773,841 shares

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

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                           June 30,        December 31,         June 30,
(In thousands)                                                               1996              1995               1995
                                                                         -----------       ------------       -----------
ASSETS
Cash and due from banks                                                  $   338,616        $   418,067       $   325,447
Money market investments:
     Interest-bearing deposits                                                40,996             34,580            26,457
     Federal funds sold                                                       10,967             50,467            75,766
     Security resell agreements                                              334,419            602,204           825,423

Securities:
     Held to maturity at cost (approximate market value
           $1,340,467, $1,093,934 and $1,145,573):
          Taxable                                                          1,121,745            881,172           926,927
          Nontaxable                                                         214,104            197,411           212,910
     Available for sale at market:
          Taxable                                                            390,500            356,116           381,049
          Nontaxable                                                          40,694             42,084              --
     Trading account at market                                               175,259             63,706            73,317
                                                                         -----------        -----------       -----------
                                                                           1,942,302          1,540,489         1,594,203

Loans:
     Loans held for sale at cost, which approximates market                  166,967            126,124           110,768
     Loans, leases and other receivables                                   3,080,511          2,711,784         2,567,300
                                                                         -----------        -----------       -----------
                                                                           3,247,478          2,837,908         2,678,068
     Less:
          Unearned income and fees, net of related costs                      35,287             30,952            26,336
          Allowance for loan losses                                           69,272             67,555            67,753
                                                                         -----------        -----------       -----------
                                                                           3,142,919          2,739,401         2,583,979

Premises and equipment, at cost, less accumulated depreciation                88,312             81,613            79,514
Amounts paid in excess of net assets of acquired businesses                   37,673             21,738            22,524
Other real estate owned                                                          259              1,092               641
Other assets                                                                 151,451            130,995           130,385
                                                                         -----------        -----------       -----------
          Total assets                                                   $ 6,087,914        $ 5,620,646       $ 5,664,339
                                                                         ===========        ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand                                          $ 1,000,183        $   998,560       $   890,805
     Interest-bearing:
          Savings and money market                                         2,394,220          2,164,344         2,122,646
          Time under $100,000                                                672,720            669,196           646,994
          Time over $100,000                                                 182,037            158,924           105,251
          Foreign                                                             91,156            106,090           124,484
                                                                         -----------        -----------       -----------
                                                                           4,340,316          4,097,114         3,890,180

Securities sold, not yet purchased                                           111,010            117,005            86,827
Federal funds purchased                                                      124,686            134,048           177,469
Security repurchase agreements                                               817,070            614,284           867,497
Accrued liabilities                                                           68,983             72,376            70,275
Federal Home Loan Bank advances and other borrowings:
     Less than one year                                                       17,925             14,910            27,786
     Over one year                                                            78,410             86,174            94,494
Long-term debt                                                                55,992             56,229            57,526
                                                                         -----------        -----------       -----------
          Total liabilities                                                5,614,392          5,192,140         5,272,054
                                                                         -----------        -----------       -----------

Shareholders' equity:
     Capital stock:
          Preferred stock, without par value; authorized 3,000,000
               shares; issued and outstanding, none                             --                 --                --
          Common stock, without par value; authorized 30,000,000
               shares; issued and outstanding,
               14,772,665, 14,555,920 and 14,543,162 shares                   84,604             73,477            74,336
     Net unrealized holding gains and losses on securities
          available for sale                                                    (959)             1,850            (1,526)
     Retained earnings                                                       389,877            353,179           319,475
                                                                         -----------        -----------       -----------
          Total shareholders' equity                                         473,522            428,506           392,285
                                                                         -----------        -----------       -----------
          Total liabilities and shareholders' equity                     $ 6,087,914        $ 5,620,646       $ 5,664,339
                                                                         ===========        ===========       ===========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                           Three Months Ended                Six Months Ended
                                                                                June 30,                          June 30,
                                                                       -------------------------        --------------------------
(In thousands, except share amounts)                                      1996            1995             1996             1995
                                                                          ----            ----             ----             ----
Interest income:
     Interest and fees on loans                                        $  69,715       $  60,503        $ 134,956        $ 115,987
     Interest on loans held for sale                                       3,040           2,180            5,780            4,308
     Interest on money market investments                                 11,792          14,072           27,172           24,067
     Interest on securities:
          Held to maturity:
               Taxable                                                    16,878          16,337           32,565           31,841
               Nontaxable                                                  3,123           3,089            6,313            6,095
          Available for sale:
               Taxable                                                     6,081           5,743           11,743           11,386
               Nontaxable                                                    565            --              1,127             --
          Trading account                                                  2,033           1,051            4,437            4,676
     Lease financing                                                       2,851           2,461            5,493            4,855
                                                                       ---------       ---------        ---------        ---------
          Total interest income                                          116,078         105,436          229,586          203,215
                                                                       ---------       ---------        ---------        ---------
Interest expense:
     Interest on savings and money market deposits                        21,251          20,657           41,128           40,162
     Interest on time deposits under $100,000                              8,714           7,738           17,611           13,823
     Interest on time deposits over $100,000                               2,443           1,482            5,023            2,760
     Interest on foreign deposits                                          1,334           1,820            2,491            3,821
     Interest on securities sold, not yet purchased                        1,290             465            2,280            2,741
     Interest on borrowed funds                                           17,556          17,377           37,614           30,810
                                                                       ---------       ---------        ---------        ---------
          Total interest expense                                          52,588          49,539          106,147           94,117
                                                                       ---------       ---------        ---------        ---------
          Net interest income                                             63,490          55,897          123,439          109,098
Provision for loan losses                                                    760             850            1,360            1,450
                                                                       ---------       ---------        ---------        ---------
          Net interest income after provision for loan losses             62,730          55,047          122,079          107,648
                                                                       ---------       ---------        ---------        ---------
Noninterest income:
     Service charges on deposit accounts                                   8,042           7,033           15,749           13,965
     Other service charges, commissions and fees                           6,346           6,040           13,187           11,440
     Trust income                                                          1,329           1,152            2,611            2,232
     Investment securities gains (losses), net                                68              52               70              (53)
     Trading account income (loss)                                           752             111            1,625           (2,826)
     Loan sales and servicing income                                       8,320           6,210           15,430           11,569
     Other income                                                          1,669           1,507            3,931            3,119
                                                                       ---------       ---------        ---------        ---------
          Total noninterest income                                        26,526          22,105           52,603           39,446
                                                                       ---------       ---------        ---------        ---------
Noninterest expenses:
     Salaries and employee benefits                                       28,425          24,856           55,420           48,363
     Occupancy, net                                                        2,638           2,904            5,422            5,060
     Furniture and equipment                                               3,738           2,773            7,344            6,258
     Other real estate expense                                                53             (23)            (230)              57
     Legal and professional services                                       1,384             766            2,123            2,101
     Supplies                                                              1,599           1,144            3,121            2,395
     Postage                                                               1,285           1,261            2,641            2,508
     Advertising                                                           1,487           1,241            2,969            2,301
     FDIC premiums                                                             1           1,963                6            3,917
     Amortization of intangible assets                                       978             858            1,742            1,671
     Other expenses                                                        9,852           8,139           20,634           17,369
                                                                       ---------       ---------        ---------        ---------
          Total noninterest expenses                                      51,440          45,882          101,192           92,000
                                                                       ---------       ---------        ---------        ---------
Income before income taxes                                                37,816          31,270           73,490           55,094
Income taxes                                                              12,752          10,749           24,755           18,572
                                                                       ---------       ---------        ---------        ---------
Net income                                                             $  25,064       $  20,521        $  48,735        $  36,522
                                                                       =========       =========        =========        =========

Weighted average common and common-equivalent shares outstanding          14,746          14,786           14,711           14,732

Net income per common share                                            $    1.70       $    1.39        $    3.31        $    2.48

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                         Three Months Ended               Six Months Ended
                                                                               June 30,                       June 30,
                                                                    ---------------------------    -----------------------------
(In thousands)                                                           1996           1995            1996             1995
                                                                         ----           ----            ----             ----
Cash flows from operating activities:
     Net income                                                     $     25,064   $     20,521    $     48,735     $     36,522
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses                                          760            850           1,360            1,450
          Write-downs of other real estate owned                            --             --              --                  8
          Depreciation of premises and equipment                           3,052          2,573           6,037            5,038
          Amortization of premium on core deposits and
               other intangibles                                             978            858           1,742            1,671
          Amortization of net premium/discount on
               investment securities                                       1,659          1,136           3,235            2,114
          Accretion of unearned income and fees, net of
               related costs                                               1,635          1,655           3,768            1,468
          Proceeds from sales of trading account securities           14,585,455     12,123,667      29,345,404       51,572,234
          Increase in trading account securities                     (14,678,826)   (12,113,616)    (29,456,956)     (51,446,225)
          Net (gain) loss on sales of investment securities                  (68)           (52)            (70)              53
          Proceeds from loans held for sale                              173,434         78,697         326,217          160,395
          Increase in loans held for sale                               (175,127)       (84,147)       (354,399)        (161,329)
          Net gain on sales of loans, leases and other assets             (6,540)        (3,968)        (11,920)          (7,233)
          Net (gain) loss on sales of other real estate owned                 23             (8)           (258)             (78)
          Change in accrued income taxes                                  (8,948)        (5,311)          3,103              (84)
          Change in accrued interest receivable                           (5,941)        (1,947)         (7,476)          (2,652)
          Change in other assets                                            (942)           311          (6,720)             856
          Change in accrued interest payable                              (1,963)           (55)           (295)              25
          Change in accrued liabilities                                     (681)         5,160          (6,777)            (254)
                                                                    ------------   ------------    ------------     ------------
               Net cash provided by (used in) operating
                    activities                                           (86,976)        26,324        (105,270)         163,979
                                                                    ------------   ------------    ------------     ------------

Cash flows from investing activities:
     Net (increase) decrease in money market investments                 675,518       (286,068)        324,944         (521,723)
     Proceeds from maturities of investment securities
          held to maturity                                                45,812         33,284         108,024           50,472
     Purchases of investment securities held to maturity                (233,801)       (39,188)       (364,275)         (78,197)
     Proceeds from sales of investment securities
          available for sale                                              45,092         79,976          46,551          107,763
     Proceeds from maturities of investment securities
          available for sale                                               9,136        166,210          78,418          172,227
     Purchases of investment securities available for sale               (92,086)      (273,869)       (161,372)        (290,797)
     Proceeds from sales of loans and leases                             240,017        123,394         381,278          234,486
     Net increase in loans and leases                                   (391,219)      (274,816)       (660,635)        (471,187)
     Purchases of assets to be leased                                       --             --            (8,514)            --
     Principal collections on leveraged leases                              --             --              --                 38
     Proceeds from sales of premises and equipment                           531            273             591              399
     Purchases of premises and equipment                                  (4,845)        (5,738)         (9,067)          (9,457)
     Proceeds from sales of other real estate owned                          562            745           1,438            1,345
     Proceeds from sales of mortgage servicing rights                        291            288             914              498
     Purchases of mortgage servicing rights                                  (51)           (37)         (1,492)             (61)
     Proceeds from sales of other assets                                     253            175             448              359
     Cash paid for acquisitions, net of cash received                      3,550          1,592           3,550            1,592
                                                                    ------------   ------------    ------------     ------------
               Net cash provided by (used in) investing
                    activities                                           298,760       (473,779)       (259,199)        (802,243)
                                                                    ------------   ------------    ------------     ------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)


                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                         --------------------------        --------------------------
(In thousands)                                              1996             1995             1996            1995
                                                            ----             ----             ----            ----
Cash flows from financing activities:
     Net increase in deposits                               55,326           72,614          129,208          153,066
     Net change in short-term funds borrowed              (303,446)         447,221          191,650          528,287
     Proceeds from FHLB advances over one year                 350             --                350             --
     Payments on FHLB advances over one year                (4,253)          (4,093)          (8,114)          (8,184)
     Payments on long-term debt                               (376)            (289)            (597)            (656)
     Proceeds from issuance of common stock                    137              410              991              870
     Payments to redeem common stock                        (9,334)         (17,125)         (16,433)         (17,125)
     Dividends paid                                         (6,067)          (5,100)         (12,037)          (9,490)
                                                         ---------        ---------        ---------        ---------
               Net cash provided by (used in)
                    financing  activities                 (267,663)         493,638          285,018          646,768
                                                         ---------        ---------        ---------        ---------
Net increase (decrease) in cash and due from banks         (55,879)          46,183          (79,451)           8,504
Cash and due from banks at beginning of period             394,495          279,264          418,067          316,943
                                                         ---------        ---------        ---------        ---------
Cash and due from banks at end of period                 $ 338,616        $ 325,447        $ 338,616        $ 325,447
                                                         =========        =========        =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                   -----------------------       -----------------------
(In thousands)                                       1996           1995           1996           1995
                                                     ----           ----           ----           ----
Cash paid (received) for:
     Interest                                      $ 54,113       $ 65,933       $105,983       $110,663
     Income taxes                                    21,198         16,043         20,829         17,539
Loans transferred to other real estate owned             56            233            347            233


ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Unaudited)
                                                                      Six Months Ended        Twelve Months Ended
                                                                         June 30,                December 31,
                                                                 --------------------------   -------------------
(In thousands)                                                      1996             1995             1995
                                                                    ----             ----             ----
Balance at beginning of period                                   $ 353,179        $ 292,443        $ 292,443
Add:
     Net income                                                     48,735           36,522           81,328
                                                                 ---------        ---------        ---------
                                                                   401,914          328,965          373,771
Deduct cash dividends:
     Preferred, paid by subsidiary to minority shareholder             (18)             (20)             (38)
     Common, per share $ .82 in 1996 and
          and $ .65 and $1.41 in 1995                              (12,019)          (9,470)         (20,554)
                                                                 ---------        ---------        ---------
Balance at end of period                                         $ 389,877        $ 319,475        $ 353,179
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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1995.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
(UNAUDITED)


                                                            Three Months Ended                        Six Months Ended
                                                                 June 30,                                 June 30,
                                                   ------------------------------------  ---------------------------------------
(In thousands, except per share and ratio data)        1996          1995      % Change      1996           1995        % Change
                                                       ----          ----      --------      ----           ----        --------
EARNINGS
Net income                                         $    25,064   $    20,521     22.1%   $    48,735    $    36,522       33.4%

PER COMMON SHARE
Net income                                                1.70          1.39     22.3%          3.31           2.48       33.5%
Dividends                                                  .41           .35     17.1%           .82            .65       26.2%
Book value at June 30                                                                          32.05          26.97       18.8%
Market value at June 30                                                                        72.75          50.00       45.5%

Weighted average common and common-
     equivalent shares outstanding                  14,746,000    14,786,000              14,711,000     14,732,000
Common shares outstanding at June 30                                                      14,772,665     14,543,162


BALANCES AT PERIOD END
Total assets                                                                             $ 6,087,914    $ 5,664,339        7.5%

Money market investments                                                                     386,382        927,646      (58.3)%
Securities                                                                                 1,942,302      1,594,203       21.8%
Net loans and leases                                                                       3,212,191      2,651,732       21.1%
Allowance for loan losses                                                                     69,272         67,753        2.2%
Total deposits                                                                             4,340,316      3,890,180       11.6%
Shareholders' equity                                                                         473,522        392,285       20.7%

Nonperforming assets                                                                           8,966         14,527      (38.3)%
Loans past due 90 days or more                                                                 5,494          2,688      104.4%

PERFORMANCE RATIOS
Net interest margin                                      4.57%         4.56%                   4.47%          4.61%
Return on average assets                                 1.62%         1.49%                   1.58%          1.37%
Return on average common equity                         22.41%        21.13%                  22.19%         19.31%
Common dividend payout                                  24.17%        24.80%                  24.66%         25.93%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at June 30                                                            .28%           .55%

CAPITAL RATIOS
Average equity to average assets                         7.21%         7.05%                   7.11%          7.10%
Leverage ratio at June 30                                                                      6.45%          6.22%
Tier I risk-based capital at June 30                                                          11.13%         11.40%
Total risk-based capital at June 30                                                           13.82%         14.42%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved record earnings for the quarter and half-year ended June 30, 1996. Consolidated net income for the second quarter of 1996 was $25,064,000 or $1.70 per share, an increase of 22.1% and 22.3%, respectively, over the $20,521,000 or $1.39 earned in the second quarter of 1995 and an increase of 5.9% and 5.6%, respectively, over the $23,671,000 or $1.61 per share for the first quarter of 1996.

Consolidated net income was $48,735,000 or $3.31 per share for the first six months of 1996, compared to $36,522,000 or $2.48 per share for the first six months of 1995, which constituted increases of 33.4% and 33.5%, respectively. Earnings during the first six months of 1995 were adversely affected by a trading loss and restructuring charge totaling $4,390,000 or approximately $2,948,000 ($.20 per share) after tax. When adjusted for those charges, the increase in net income and earnings per share for the first six months of 1996 was 23.5%.

The Company's second-quarter $4,543,000 (22.1%) increase in earnings relative to the same period a year ago reflects a $7,593,000 (13.6%) increase in net interest income, a $4,421,000 (20.0%) increase in noninterest income, a $90,000 (10.6%) decrease in the provision for loan losses, partially offset by a $5,558,000 (12.1%) increase in noninterest expenses and a $2,003,000 (18.6%)
increase in income tax expense.

The Company's $9,265,000 (23.5%) increase in net income for the six-month period ended June 30, 1996 compared to the similar period in 1995, excluding the effect of the trading loss and restructuring charge, reflect a $14,341,000 (13.1%) increase in net interest income, a $10,067,000 (23.7%) increase in noninterest income, a $90,000 (6.2%) decrease in the provision for loan losses, partially offset by a $10,492,000 (11.6%) increase in noninterest expenses and a $4,741,000 (23.7%) increase in income tax expense.

The annualized return on average assets for the second quarter and for the first six months of 1996 was 1.62% and 1.58% compared to 1.49% and 1.37%, respectively, in 1995, resulting in an annualized return on average common shareholders' equity of 22.41% and 22.19% for the second quarter and for the first six months of 1996, compared to 21.13% and 19.31% for the same periods of 1995.

ZIONS BANCORPORATION AND SUBSIDIARIES

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the second quarter of 1996, adjusted to a fully taxable-equivalent basis, increased 13.7% to $65,071,000 compared to $57,222,000 for the second quarter of 1995, and increased 5.7% from $61,557,000 for the first quarter of 1996. Net interest margin was 4.57%, compared to 4.56% for the second quarter of 1995 and 4.36% for the first quarter of 1996. Six-month net interest income, on a fully taxable-equivalent basis, was $126,628,000 in 1996, an increase of 13.4% compared to $111,710,000 for the first six months of 1995. Net interest margin for the first six months of 1996 was 4.47%, compared to 4.61% for the first six months of 1995.

The yield on average earning assets decreased 24 basis points during the second quarter of 1996 as compared to the second quarter of 1995, and increased 12 basis points from the first quarter of 1996. The average rate paid this quarter on interest-bearing funds decreased 26 basis points from the second quarter of 1995, and decreased 7 basis points from the first quarter of 1996. Comparing the first six months of 1996 with 1995, the yield on average earning assets decreased 28 basis points, while the cost of interest-bearing funds decreased by 15 basis points.

The spread on average interest-bearing funds for the second quarter of 1996 was 3.82%, up from the 3.80% for the second quarter of 1995 and the 3.63% for the first quarter of 1996. The spread on average interest-bearing funds for the first six months of 1996 was 3.72% compared with 3.85% for the same period in 1995.

The Company attempts to minimize interest rate movement sensitivity through the management of interest rate maturities, and to a lesser extent, the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contract agreements. Net interest income to the Company from the use of such off-balance sheet arrangements for the first six months of 1996 was $984,000 compared to $80,000 for the first six months of 1995.

The increased level of taxable-equivalent net interest income and the increase in net interest margin in the second quarter of 1996, compared to the same period in 1995 and the first quarter of 1996, resulted primarily from the increase in average loans and leases and decreased activity in security resell arrangements. The increased level of taxable-equivalent net interest income in the first six months of 1996, compared to the same period in 1995, resulted primarily from the increase in average loans and leases. The decrease in net interest margin resulted primarily from the effect of a decrease in rates on earning assets; and an increase in rates paid on interest-bearing time deposits, and increased activity in security resell arrangements during the first four months of 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(UNAUDITED)

                                                            Three Months Ended                     Six Months Ended
                                                              June 30, 1996                          June 30, 1996
                                                  -----------------------------------     -----------------------------------
                                                    Average      Amount of    Average      Average      Amount of     Average
(IN THOUSANDS)                                      Balance     Interest(1)    Rate        Balance     Interest(1)     Rate
                                                  ----------    -----------   -------     ---------    -----------    -------
ASSETS
Money market investments:
     Interest-bearing deposits                    $   39,574      $    461      4.69%     $   37,750     $    899       4.79%
     Federal funds sold and security
          resell agreements                          821,741        11,331      5.55%        943,699       26,273       5.60%
                                                  ----------      --------                ----------     --------
          Total money market investments             861,315        11,792      5.51%        981,449       27,172       5.57%
                                                  ----------      --------                ----------     --------
Securities:
     Held to maturity:
          Taxable                                  1,033,540        16,878      6.57%        984,618       32,565       6.65%
          Nontaxable                                 205,038         4,462      8.75%        200,758        9,019       9.03%
     Available for sale:
          Taxable                                    372,853         6,081      6.56%        363,057       11,743       6.50%
          Nontaxable                                  40,544           807      8.01%         40,887        1,610       7.92%
     Trading account                                 133,070         2,033      6.14%        153,716        4,437       5.80%
                                                  ----------      --------                ----------     --------
          Total securities                         1,785,045        30,261      6.82%      1,743,036       59,374       6.85%
                                                  ----------      --------                ----------     --------
Loans:
     Loans held for sale                             162,468         3,040      7.53%        155,948        5,780       7.45%
     Net loans and leases(2)                       2,913,644        72,566     10.02%      2,819,737      140,449      10.02%
                                                  ----------      --------                ----------     --------
          Total loans                              3,076,112        75,606      9.89%      2,975,685      146,229       9.88%
                                                  ----------      --------                ----------     --------
Total interest-earning assets                     $5,722,472      $117,659      8.27%     $5,700,170     $232,775       8.21%
                                                                  --------                               --------
Cash and due from banks                              332,238                                 327,594
Allowance for loan losses                           (68,127)                                (67,789)
Other assets                                         252,239                                 248,594
                                                  ----------                              ----------
Total assets                                      $6,238,822                              $6,208,569
                                                  ----------                              ==========

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits                     $  621,181      $  4,753      3.08%     $  629,117     $  9,656       3.09%
     Money market super NOW deposits               1,732,231        16,498      3.83%      1,663,835       31,472       3.80%
     Time deposits under $100,000                    667,187         8,714      5.25%        665,527       17,611       5.32%
     Time deposits $100,000 or more                  164,519         2,443      5.97%        164,001        5,023       6.16%
     Foreign deposits                                122,418         1,334      4.38%        114,476        2,491       4.38%
                                                  ----------      --------                ----------     --------
          Total interest-bearing deposits          3,307,536        33,742      4.10%      3,236,956       66,253       4.12%
                                                  ----------      --------                ----------     --------
Borrowed funds:
     Securities sold, not yet purchased               88,399         1,290      5.87%         80,197        2,280       5.72%
     Federal funds purchased and security
          repurchase agreements                    1,197,828        14,802      4.97%      1,279,953       31,933       5.02%
     FHLB advances and other borrowings:
          Less than one year                          20,114           312      6.24%         21,207          672       6.37%
          Over one year                               80,224         1,189      5.96%         82,278        2,498       6.11%
     Long-term debt                                   55,861         1,253      9.02%         56,001        2,511       9.02%
                                                  ----------      --------                ----------     --------
          Total borrowed funds                     1,442,426        18,846      5.25%      1,519,636       39,894       5.28%
                                                  ----------      --------                ----------     --------
Total interest-bearing liabilities                $4,749,962      $ 52,588      4.45%     $4,756,592     $106,147       4.49%
                                                                  --------                               --------
Noninterest-bearing deposits                         927,646                                 899,852
Other liabilities                                    111,360                                 110,416
                                                  ----------                              ----------
Total liabilities                                  5,788,968                               5,766,860
Total shareholders' equity                           449,854                                 441,709
                                                  ----------                              ----------
Total liabilities and shareholders' equity        $6,238,822                              $6,208,569
                                                  ----------                              ==========

Spread on average interest-bearing funds                                        3.82%                                   3.72%
                                                                                ====                                    ====
Net interest income and net yield on
     interest-earning assets                                      $ 65,071      4.57%                    $126,628       4.47%
                                                                  ========      ====                     ========       ====

(1)      Taxable-equivalent rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(UNAUDITED)

                                                            Three Months Ended                     Six Months Ended
                                                               June 30, 1995                         June 30, 1995
                                                   ----------------------------------     -----------------------------------
                                                     Average     Amount of    Average       Average    Amount of      Average
(In thousands)                                       Balance    Interest(1)    Rate         Balance    Interest(1)     Rate
                                                   ----------   -----------   -------     ----------  ------------    -------
ASSETS
Money market investments:
     Interest-bearing deposits                     $   24,659     $    283      4.60%     $   22,595     $    511       4.56%
     Federal funds sold and security
          resell agreements                           917,226       13,789      6.03%        801,123       23,556       5.93%
                                                   ----------     --------                ----------     --------
          Total money market investments              941,885       14,072      5.99%        823,718       24,067       5.89%
                                                   ----------     --------                ----------     --------
Securities:
     Held to maturity:
          Taxable                                     926,031       16,337      7.08%        906,067       31,841       7.09%
          Nontaxable                                  207,875        4,413      8.51%        205,376        8,707       8.55%
     Available for sale:
          Taxable                                     345,392        5,743      6.67%        340,765       11,386       6.74%
          Nontaxable                                        -            -         -%              -            -          -%
     Trading account                                   74,452        1,051      5.66%        135,295        4,676       6.97%
                                                   ----------     --------                ----------     --------
          Total securities                          1,553,750       27,544      7.11%      1,587,503       56,610       7.19%
                                                   ----------     --------                ----------     --------
Loans:
     Loans held for sale                              104,174        2,180      8.39%        103,919        4,308       8.36%
     Net loans and leases(2)                        2,431,446       62,965     10.39%      2,372,807      120,842      10.27%
                                                   ----------     --------                ----------     --------
          Total loans                               2,535,620       65,145     10.31%      2,476,726      125,150      10.19%
                                                   ----------     --------                ----------     --------
Total interest-earning assets                      $5,031,255     $106,761      8.51%     $4,887,947     $205,827       8.49%
                                                                  --------                               --------
Cash and due from banks                               321,933                                316,150
Allowance for loan losses                            (67,662)                               (67,448)
Other assets                                          242,899                                233,159
                                                   ----------                             ----------
Total assets                                       $5,528,425                             $5,369,808
                                                   ==========                             ==========

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits                      $  720,053     $  5,681      3.16%     $  735,079     $ 11,450       3.14%
     Money market and super NOW deposits            1,401,160       14,976      4.29%      1,370,888       28,712       4.22%
     Time deposits under $100,000                     607,372        7,738      5.11%        573,749       13,823       4.86%
     Time deposits $100,000 or more                   101,752        1,482      5.84%        101,989        2,760       5.46%
     Foreign deposits                                 135,859        1,820      5.37%        143,856        3,821       5.36%
                                                   ----------     --------                ----------     --------
          Total interest-bearing deposits           2,966,196       31,697      4.29%      2,925,561       60,566       4.17%
                                                   ----------     --------                ----------     --------
Borrowed funds:
     Securities sold, not yet purchased                40,077          465      4.65%         86,896        2,741       6.36%
     Federal funds purchased and security
          repurchase agreements                     1,032,163       14,228      5.53%        896,795       24,411       5.49%
     FHLB advances and other borrowings:
          Less than one year                           24,485          322      5.27%         22,359          644       5.81%
          Over one year                                95,614        1,571      6.59%         97,502        3,171       6.56%
     Long-term debt                                    57,696        1,256      8.73%         57,840        2,584       9.01%
                                                   ----------     --------                ----------     --------
          Total borrowed funds                      1,250,035       17,842      5.72%      1,161,392       33,551       5.83%
                                                   ----------     --------                ----------     --------
Total interest-bearing liabilities                 $4,216,231     $ 49,539      4.71%     $4,086,953     $ 94,117       4.64%
                                                                  --------                               --------
Noninterest-bearing deposits                          811,853                                799,678
Other liabilities                                     110,707                                101,674
                                                   ----------                             ----------
Total liabilities                                   5,138,791                              4,988,305
Total shareholders' equity                            389,634                                381,503
                                                   ----------                             ----------
Total liabilities and shareholders' equity         $5,528,425                             $5,369,808
                                                   ==========                             ==========

Spread on average interest-bearing funds                                        3.80%                                   3.85%
                                                                                ====                                    ====
Net interest income and net yield on
     interest-earning assets                                      $ 57,222      4.56%                    $111,710       4.61%
                                                                  ========      ====                     ========       ====

(1)      Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased 10.6% to $760,000 for the second quarter of 1996, as compared with $850,000 for the second quarter of 1995, and increased 26.7% from the $600,000 for the first quarter of 1996. Net charge-offs for the second quarter of 1996 were $1,679,000 or .11% of average net loans and leases, compared to net charge-offs of $718,000 or .06% of average net loans and leases for the second quarter of 1995, and net charge-offs of $530,000, or .07% of average net loans and leases for the first quarter of 1996. The provision for loan losses for the first six months of 1996 totaled $1,360,000, 6.2% less than the $1,450,000 provision for the first six months of 1995. Net charge-offs for the first six months of 1996 were $2,209,000 or .15% of average net loans and leases, compared to $964,000 or .08% of average net loans and leases for the first six months of 1995.

NONINTEREST INCOME

Noninterest income for the second quarter of 1996 totaled $26,526,000, an increase of 20.0% from the $22,105,000 for the second quarter of 1995 and an increase of 1.7% over the $26,077,000 for the first quarter of 1996. Comparing the segments of noninterest income for the second quarter of 1996 and the second quarter of 1995, service charges on deposit accounts; other service charges, commissions and fees; and trust income increased 14.3%, 5.1% and 15.4%, respectively, while loan sales and servicing income increased 34.0% and other income increased 10.7%. Net gains of $68,000 on the sale of investment securities was realized during the second quarter of 1996 compared to net gains of $52,000 during the second quarter of 1995, and trading account income during the second quarter 1996 increased $641,000 over the trading account income reported in the second quarter of 1995.

Noninterest income for the six months ending June 30, 1996 totaled $52,603,000 compared to $39,446,000 for the first six months of 1995, an increase of 23.7% after adjusting for the $3,090,000 trading loss recorded in the first quarter of 1995. Comparing the segments of noninterest income for the first six months of 1996 and the first six months of 1995, service charges on deposit accounts; other service charges, commissions and fees; and trust income increased 12.8%, 15.3% and 17.0%, respectively, while loan sales and servicing income increased 33.4% and other income increased 26.0%. The increase in other income was primarily an increase in income from mortgage servicing released premiums on the sale of first mortgage loans. Net gains of $70,000 on the sale of investment securities was realized during the first six months of 1996 compared to $53,000 of net losses during the first six months of 1995, and trading account income during the first six months of 1996 increase $1,361,000 over the adjusted trading account loss reported in the first six months of 1995.

ZIONS BANCORPORATION AND SUBSIDIARIES

NONINTEREST EXPENSES

Noninterest expenses for the second quarter of 1996, totaling $51,440,000, increased 12.1% from the $45,882,000 for the second quarter of 1995, and increased 3.4% from the $49,752,000 for the first quarter of 1996. Comparing the noninterest expense segments for the second quarter of 1996 and the second quarter of 1995, salaries and employee benefits increased 14.4%, occupancy, furniture and equipment expenses increased 12.3%, advertising increased 19.8%, FDIC premiums decreased 99.9% and the total of all other expenses increased 24.8%.

Noninterest expenses for the six months ending June 30, 1996 totaled $101,192,000 as compared to $92,000,000 for the first six months of 1995, an increase of 11.6% after adjusting for the $1,300,000 restructuring charge recorded in the first quarter of 1995. Comparing the noninterest expense segments for the first six months of 1996 and the first six months of 1995, salaries and employee benefits increased 14.6%, occupancy, furniture and equipment expenses increased 12.8%, advertising increased 29.0%, FDIC premiums decreased 99.8% and the total of all other expenses increased 15.1%.

Salaries and employee benefits increased primarily as a result of increased staffing of branch offices opened and acquired and SBA loan origination activities, as well as general salary increases, bonuses, commissions and profit-sharing costs related to increased profitability. The occupancy, furniture and equipment expense increase resulted primarily from the addition of branch facilities, the further expansion of the ATM network, and the installation of personal computers and local area networks. The increase in all other expenses resulted primarily from increases in supplies, postage, and telecommunication expenses related to acquisition and expansion. At June 30, 1996, the Company had 3,021 full-time equivalent employees, 138 offices and 271 ATMs compared to 2,731 full-time equivalent employees, 123 offices and 242 ATMs at June 30, 1995. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues, improved to 56.5% for the first six months of 1996 from 60.9% for the first six months of 1995.

INCOME TAXES

The Company's income taxes increased 18.6% to $12,752,000 for the second quarter of 1996 compared to $10,749,000 for the second quarter of 1995, and $12,003,000 for the first quarter of 1996. The Company's income taxes were $24,755,000 for the first six months of 1996 as compared to $18,572,000 for the first six months of 1995, an increase of 23.7% after adjusting $1,442,000 for estimated income taxes related to the 1995 trading loss and restructuring charge. The increase in the Company's income taxes was due to the increase in income before income taxes.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 16.6% to $5,700.2 million in the six months ended June 30, 1996 compared to $4,887.9 million in the six months ended June 30, 1995. Earning assets comprised 91.8% of total average assets for the first six months of 1996, compared with 91.0% for the first six months of 1995.

ZIONS BANCORPORATION AND SUBSIDIARIES

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements increased 19.1% to $981.4 million in the first six months of 1996 compared to $823.7 million in the first six months of 1995.

During the first six months of 1996, average securities increased 9.8% to $1,743.0 million compared to $1,587.5 million in the first six months of 1995. Average held to maturity securities increased 6.7%, available for sale securities increased 18.5% and trading account securities increased 13.6% compared with the first six months of 1995.

Average net loans and leases increased 20.1% to $2,975.7 million in the first six months of 1996 compared to $2,476.7 million in the first six months of 1995, representing 52.2% of earning assets in the first six months of 1996 compared to 50.7% in the first six months of 1995. Average net loans and leases were 71.9% of average total deposits for the six months ended June 30, 1996, as compared to 66.5% for the six months ended June 30, 1995.

INVESTMENT SECURITIES

The following table presents the Company's investment securities at June 30, 1996, December 31, 1995 and June 30, 1995.

                                                      June 30,                   December 31,                 June 30,
                                                        1996                        1995                        1995
                                              ------------------------    ------------------------    ------------------------
                                               Amortized      Market       Amortized      Market       Amortized      Market
(In thousands)                                   cost          value         cost          value         cost          value
                                              ----------    ----------    ----------    ----------    ----------    ----------
Held to maturity
U.S. government agencies and corporations:
     Small Business Administration
          loan-backed securities              $  507,269    $  516,906    $  529,376    $  541,014    $  469,298    $  472,406
     Other agency securities                     527,268       520,269       265,430       263,522       350,869       348,825
States and political subdivisions                243,955       245,417       225,231       230,149       264,329       268,569
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                               1,278,492     1,282,592     1,020,037     1,034,685     1,084,496     1,089,800

Mortgage-backed securities                        57,357        57,875        58,546        59,249        55,341        55,773
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                              $1,335,849    $1,340,467    $1,078,583    $1,093,934    $1,139,837    $1,145,573
                                              ----------    ----------    ----------    ----------    ----------    ----------

Available for sale
U.S. Treasury securities                      $   16,669    $   16,677    $   17,691    $   17,728    $   41,881    $   41,737
U.S. government agencies                         118,726       117,903        71,038        70,952        99,764        98,713
States and political subdivisions                 39,543        40,694        40,153        42,084          --            --
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                                 174,938       175,274       128,882       130,764       141,645       140,450
                                              ----------    ----------    ----------    ----------    ----------    ----------
Mortgage-backed securities                        66,741        65,886        69,469        69,333        49,781        49,734
                                              ----------    ----------    ----------    ----------    ----------    ----------
Equity securities:
    Mutual funds:
          Accessor Funds, Inc.                   108,979       107,597       118,899       119,971       118,863       117,525
          Other                                      579           579           564           564           548           548
     Stock:
          Federal Home Loan Bank                  75,009        75,009        71,988        71,988        69,511        69,511
          Other                                    6,489         6,849         5,386         5,580         3,167         3,281
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                                 191,056       190,034       196,837       198,103       192,089       190,865
                                              ----------    ----------    ----------    ----------    ----------    ----------
                                              $  432,735    $  431,194    $  395,188    $  398,200    $  383,515    $  381,049
                                              ----------    ----------    ----------    ----------    ----------    ----------
Total                                         $1,768,584    $1,771,661    $1,473,771    $1,492,134    $1,523,352    $1,526,622
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

The table below sets forth the amount of loans outstanding by type at June 30, 1996, December 31, 1995 and June 30, 1995.

                                                 June 30,     December 31,        June 30,
(In thousands)                                     1996          1995               1995
                                                  -----          ----               ----
Types
Loans held for sale                           $  166,967       $  126,124       $  110,768
Commercial, financial, and agricultural          765,504          688,466          641,194
Real estate:
     Construction                                335,532          268,812          210,428
     Other                                     1,505,160        1,272,633        1,155,083
     Consumer                                    322,357          341,150          426,343
     Lease financing                             144,969          132,520          125,820
     Other receivables                             6,989            8,203            8,432
                                              ----------       ----------       ----------
     Total loans                              $3,247,478       $2,837,908       $2,678,068
                                              ==========       ==========       ==========


Loans held for sale at June 30, 1996 increased 32.4% from year-end 1995. All other loans, net of unearned income and fees increased 13.6% to $3,045.2 million at June 30, 1996, compared to $2,680.8 million at December 31, 1995. Commercial loans, construction loans, other real estate-secured loans, and lease financing increased from year end 11.2%, 24.8%, 18.3% and 9.4%, respectively, as consumer loans decreased 5.5% and other receivables decreased 14.8%. Within the other real estate-secured loan portfolio, home equity credit line loans increased 11.6% to $101.2 million, 1-4 family residential loans increased 21.0% to $508.9 million and all other real estate loans increased 17.6% to $895.1 million at June 30, 1996. During the first six months of 1996, the Company securitized and sold home equity credit line receivables totaling $94.3 million, SBA 504 loans totaling $21.4 million, credit card receivables totaling $116.8 million, and automobile loans totaling $142.3 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans and other real estate owned and other nonperforming assets, were $8,966,000 at June 30, 1996 down 3.5% from $9,296,000 at December 31, 1995, and down 38.3% from $14,527,000 at June 30, 1995. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .28%, .33% and .55% at June 30, 1996, December 31, 1995, and June 30, 1995, respectively.

Accruing loans past due 90 days or more totaled $5,494,000 at June 30, 1996, up from $5,232,000 at December 31, 1995, and up from $2,688,000 at June 30, 1995.
These loans equaled .17% of net loans and leases at June 30, 1996, as compared to .19% at December 31, 1995 and .10% at June 30, 1995.

Loans to one borrower totaling $1,275,000 at June 30, 1996 were considered potential problem loans compared to no loans at December 31, 1996 and June 30, 1995. Potential problem loans are defined as loans presently current by their terms, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The following table sets forth the nonperforming assets at June 30, 1996, December 31, 1995, and June 30, 1995.


                                                    June 30,     December 31,     June 30,
(In thousands)                                        1996           1995           1995
                                                      ----           ----           ----
Nonaccrual loans                                    $ 8,501        $ 7,438        $10,981
Restructured loans                                      206            249            256
Other real estate owned and other
     nonperforming assets                               259          1,609          3,290
                                                    -------        -------        -------
     Total                                          $ 8,966        $ 9,296        $14,527
                                                    =======        =======        =======
% of net loans and leases*, other real estate
     owned and other nonperforming assets               .28%           .33%           .55%

Accruing loans past due 90 days or more             $ 5,494        $ 5,232        $ 2,688
                                                    =======        =======        =======
% of net loans and leases*                              .17%           .19%           .10%

*Includes loans held for sale


The Company's total recorded investment in impaired loans, in accordance with Financial Accounting Standard statements, amounted to $4,642,000 at June 30, 1996, as compared to $3,388,000 as of December 31, 1995, and $6,589,000 at June 30, 1995. The company considers a loan to be impaired when the accrual of interest has been discontinued and meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. The required allowance for loan losses allocated to impaired loans as of June 30, 1996, December 31, 1995 and June 30, 1995 amounts to $34,000, $22,000 and $1,055,000, respectively.

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

                                                                                         Twelve Months
                                                          Six Months Ended                   Ended
                                                             June 30,                     December 31,
                                                  -------------------------------        -------------
(In thousands)                                       1996                1995                 1995
                                                     ----                ----                 ----
Average loans* and leases outstanding
     (net of unearned income)                     $ 2,975,685         $ 2,476,726         $ 2,599,071
                                                  ===========         ===========         ===========
Allowance for possible losses:
Balance at beginning of the period                $    67,555         $    67,018         $    67,018
Allowance of companies acquired                         2,566                 249                 249
Loans and leases charged-off:
     Loans held for sale                                 --                  --                  --
     Commercial, financial and agricultural              (574)               (422)               (997)
     Real estate                                         (393)               (128)               (548)
     Consumer                                          (3,991)             (3,411)             (6,786)
     Lease financing                                     (172)                 (5)                (41)
     Other receivables                                   --                  --                  --
                                                  -----------         -----------         -----------
          Total                                        (5,130)             (3,966)             (8,372)
                                                  -----------         -----------         -----------
Recoveries:
     Loans held for sale                                 --                  --                  --
     Commercial, financial and agricultural             1,029               1,291               2,580
     Real estate                                          302                 190                 464
     Consumer                                           1,212               1,249               2,540
     Lease financing                                      378                 272                 276
     Other receivables                                   --                  --                  --
                                                  -----------         -----------         -----------
          Total                                         2,921               3,002               5,860
                                                  -----------         -----------         -----------
Net loan and lease charge-offs                         (2,209)               (964)             (2,512)
Provision charged against earnings                      1,360               1,450               2,800
                                                  -----------         -----------         -----------
Balance at end of the period                      $    69,272         $    67,753         $    67,555
                                                  ===========         ===========         ===========

*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases                             .15%                .08%                .10%

ZIONS BANCORPORATION AND SUBSIDIARIES

The allowance for loan losses as a percentage of net loans and leases was 2.16% at June 30, 1996, compared to 2.41% at December 31, 1995, and 2.56% at June 30, 1995. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 495.0% at June 30, 1996, compared to 533.2% at December 31, 1995, and 495.7% at June 30, 1995. The allowance, as a percentage of nonaccrual loans and restructured loans was 795.6% at June 30, 1996, compared to 878.8% at December 31, 1995, and 602.9% at June 30, 1996.

Included in the allowance for loan losses is an amount for unused loan commitments and standby letters of credit which at June 30, 1996, December 31, 1995, and June 30, 1995, amounted to $5,797,000, $7,516,000 and $5,332,000, respectively. Unused loan commitments and standby letters of credit at June 30, 1996, December 31, 1995, and June 30, 1995, amounted to $1,512.9 million, $1,610.5 million ad $1,374.7 million, respectively.

DEPOSITS

Average total deposits of $4,136.8 million of the first six months of 1996 increased 11.0% over the $3,725.2 million for the first six months of 1995, with average demand deposits increasing 12.5%. Average money market and super NOW deposits, time deposits under $100,000 and time deposits over $100,000 for the first six months of 1996 increased 21.4%, 16.0% and 60.8% respectively, from the first six months of 1995. Average savings and NOW deposits decreased 14.4% and foreign deposits decreased 20.4% during the first six months of 1996, as compared with the same period one year earlier.

Total deposits increased 5.9% to $4,340.3 million at June 30, 1996 as compared to $4,097.1 million at December 31, 1995. Comparing June 30, 1996 to December 31, 1995, demand deposits, savings and money market deposits, time deposits under $100,000, and time deposits over $100,000 increased .2%, 10.6%, .5% and 14.5%, respectively, while foreign deposits decreased 14.1%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages it liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors, debt service requirements and operating needs. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. In addition, the Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, totaled $1,254.4 million or 30.8% of core deposits at June 30, 1996, as compared to $1,428.2 million or 37.3% of core deposits at December 31, 1995, and $1,387.7 million or 37.9% of core deposits at June 30, 1995. The Company's core deposits, consisting of demand, saving and money market deposits and time deposits under $100,000, constituted 93.7% of total deposits at June 30, 1996 as compared to 93.5% at December 31, 1995 and 94.1% at June 30, 1995.

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

CAPITAL RESOURCES AND DIVIDENDS

During the first six months of 1996, the Company repurchased and retired 218,997 shares of its common stock at a cost of $16,433,000.

Total shareholders' equity at June 30, 1996 was $473.5 million, an increase of 10.5% over the $428.5 million at December 31, 1995, and an increase of 20.7% over the $392.3 million at June 30, 1995. The ratio of average equity to average assets for the first six months of 1996 was 7.11%, compared to 7.10% for the same period in 1995. At June 30, 1996, the Company's Tier I risk-based capital ratio was 11.13%, as compared to 11.38% at December 31, 1995 and 11.40% at June 30, 1995. At June 30, 1996 the Company's total risk-based capital ratio was 13.82%, as compared to 14.23% at December 31, 1995 and 14.42% at June 30, 1995.
The Company's leverage ratio as of June 30, 1996 was 6.45%, as compared to 6.28% at December 31, 1995 and 6.22% at June 30, 1995.

Dividends declared per common share for the second quarter of 1996 of $.41 increased 17.1%, as compared to $.35 for the second quarter of 1995. Dividends declared per common share of $.82 for the first six months of 1996 increased 26.2% compared to $.65 for the first six months of 1995. The cash dividend payout to net income applicable to common shares of the first six months of 1996 was 24.7%, compared to 25.9% for the first six months of 1995.

ZIONS BANCORPORATION AND SUBSIDIARIES

MERGERS AND ACQUISITIONS

At the close of business May 31, 1996, the purchase transaction of Zions Bancorporation and Southern Arizona Bancorp, Inc. and it's banking subsidiary, Southern Arizona Bank, was consummated at a purchase price of $26.2 million, paid through the exchange of Zions Bancorporation common stock for Southern Arizona Bancorp, Inc. Stock. Southern Arizona Bank was merged into Zions Bancorporation's wholly owned subsidiary, National Bank of Arizona providing expanded banking services in Yuma, Arizona.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The following is a summary of matters submitted to vote at the Annual Meeting of Shareholders of Zions Bancorporation:

         a)       The Annual Meeting of Shareholders was held on April 26, 1996.

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

         c) The matters voted upon and the results of the voting were as follows:

                  (1)      Election of Directors

                                                                    Withhold
                                                           For     Authority
                                                           ---     ---------
                           Jerry C. Atkin           11,928,946        30,183
                           Grant R. Caldwell        11,924,698        34,431
                           Roy W. Simmons           11,926,805        32,324
                           Dale W. Westergard       11,923,754        35,375

                  (2)      Approve Zions Bancorporation
                           Nonemployee directors Stock
                           Option Plan

                           Approval of 100,000 shares to be set aside for and be issuable under the Plan, and the approval of the term of the Plan to April 26, 2005.

                                                           For       Against       Abstain
                                                           ---       -------       -------
                                                    11,418,134       434,066       106,929

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

         (3)      Appointment of Independent Accountants

                  The selection of KPMG Peat Marwick LLP as the firm of independent certified public accountants to audit the books and accounts of Zions Bancorporation and its subsidiaries for the year ending December 31, 1996 was ratified.

                                                           For       Against       Abstain
                                                           ---       -------       -------
                                                    11,912,742        10,202        36,185

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  Exhibit 10 Zions Bancorporation Non-Employee Directors Stock Option Plan

                  Exhibit 27 Article 9 Financial Schedules for Form 10-Q

         b)       Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ending June 30, 1996.


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

Dated: August 6, 1996