Form 10-Q
period 1996-11-01
ZIONS BANCORPORATION /UT/
filed 1996-11-12
CIK 109380

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________ to _________


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

Common Stock, without par value, outstanding at November 1, 1996
14,762,947 shares

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

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                               September 30,    December 31,      September 30,
                                                                                  1996             1995               1995
                                                                                ---------        ---------         ---------
(In thousands except share amounts)
ASSETS
Cash and due from banks                                                         $ 379,865      $   418,067       $   342,567
Money market investments:
     Interest-bearing deposits                                                     44,488           34,580            29,866
     Federal funds sold                                                           172,683           50,467           227,764
     Security resell agreements                                                   775,675          602,204           501,868

Securities:
     Held  to maturity at cost (approximate market value
          $1,309,159, $1,093,934 and $1,164,937):
          Taxable                                                               1,086,715          881,172           931,406
          Nontaxable                                                              218,968          197,411           224,322
     Available for sale at market:
          Taxable                                                                 389,897          356,116           404,862
          Nontaxable                                                               40,753           42,084                 -
     Trading account at market                                                    150,200           63,706           155,760
                                                                                ---------       ----------         ---------
                                                                                1,886,533        1,540,489         1,716,350

Loans:
     Loans held for sale at cost, which approximates market                       151,404          126,124           128,859
     Loans, leases and other receivables                                        3,199,954        2,711,784         2,579,617
                                                                                ---------        ---------         ---------
                                                                                3,351,358        2,837,908         2,708,476
     Less:
          Unearned income and fees, net of related costs                           37,426           30,952            28,991
          Allowance for loan losses                                                69,337           67,555            68,309
                                                                               ----------       ----------        ----------
                                                                                3,244,595        2,739,401         2,611,176

Premises and equipment, at cost, less accumulated depreciation                     90,276           81,613            81,196
Amounts paid in excess of net assets of acquired businesses                        37,143           21,738            22,143
Other real estate owned                                                               256            1,092               854
Other assets                                                                      151,827          130,995           133,886
                                                                                ---------        ---------         ---------
          Total assets                                                         $6,783,341      $ 5,620,646       $ 5,667,670
                                                                                =========        =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand                                                $1,089,388      $   998,560       $   916,942
     Interest-bearing:
          Savings and money market                                              2,460,138        2,164,344         2,242,923
          Time under $100,000                                                     671,265          669,196           660,850
          Time over $100,000                                                      162,626          158,924           137,677
          Foreign                                                                 189,138          106,090           136,622
                                                                                ---------        ---------         ---------
                                                                                4,572,555        4,097,114         4,095,014

Securities sold, not yet purchased                                                 86,437          117,005           132,303
Federal funds purchased                                                           126,214          134,048           479,931
Security repurchase agreements                                                  1,281,222          614,284           310,440
Accrued liabilities                                                                79,729           72,376            76,931
Federal Home Loan Bank advances and other borrowings:
     Less than one year                                                            15,743           14,910            15,469
     Over one year                                                                 75,254           86,174            90,334
Long-term debt                                                                     55,702           56,229            57,282
                                                                               ----------       ----------        ----------
          Total liabilities                                                     6,292,856        5,192,140         5,257,704
                                                                                ---------        ---------         ---------

Shareholders' equity:
     Capital stock:
          Preferred stock, without par value; authorized 3,000,000
               shares; issued and outstanding, none                                     -                -                 -
          Common stock, without par value; authorized 30,000,000
               shares; issued and outstanding,
               14,767,215, 14,555,920 and 14,538,587 shares                        83,788           73,477            73,474
     Net unrealized holding gains and losses on securities
          available for sale                                                       (2,434)           1,850              (149)
     Retained earnings                                                            409,131          353,179           336,641
                                                                                ---------        ---------         ---------
          Total shareholders' equity                                              490,485          428,506           409,966
                                                                                ---------        ---------         ---------
          Total liabilities and shareholders' equity                           $6,783,341       $5,620,646        $5,667,670
                                                                                =========        =========         =========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                  Three Months Ended     Nine Months Ended
                                                                                     September 30,          September 30,
                                                                                  1996        1995        1996         1995
                                                                                  ----        ----        ----         ----
(In thousands, except per share amounts)
Interest income:
     Interest and fees on loans                                                 $ 73,324    $ 63,928    $208,280     $179,915
     Interest on loans held for sale                                               2,949       2,422       8,729        6,730
     Interest on money market investments                                         11,601      16,796      38,773       40,863
     Interest on securities:
          Held to maturity:
               Taxable                                                            18,470      16,468      51,035       48,309
               Nontaxable                                                          3,366       3,181       9,679        9,276
          Available for sale:
               Taxable                                                             6,226       5,927      17,969       17,313
               Nontaxable                                                            568           -       1,695            -
          Trading account                                                          2,707       2,301       7,144        6,977
     Lease financing                                                               2,870       2,556       8,363        7,411
                                                                                 -------     -------    --------      -------
          Total interest income                                                  122,081     113,579     351,667      316,794
                                                                                 -------     -------     -------      -------
Interest expense:
     Interest on savings and money market deposits                                22,978      20,968      64,106       61,130
     Interest on time deposits under $100,000                                      8,543       9,200      26,154       23,023
     Interest on time deposits over $100,000                                       2,522       2,043       7,545        4,803
     Interest on foreign deposits                                                  1,440       1,878       3,931        5,699
     Interest on securities sold, not yet purchased                                1,324       1,537       3,604        4,278
     Interest on borrowed funds                                                   19,506      20,030      57,120       50,840
                                                                                 -------     -------     -------      -------
          Total interest expense                                                  56,313      55,656     162,460      149,773
                                                                                 -------     -------     -------      -------
          Net interest income                                                     65,768      57,923     189,207      167,021
Provision for loan losses                                                            840         800       2,200        2,250
                                                                                --------    --------    --------     --------
          Net interest income after provision for loan losses                    64,928       57,123     187,007      164,771
                                                                                --------     -------     -------      -------
Noninterest income:
     Service charges on deposit accounts                                           8,486       7,239      24,235       21,204
     Other service charges, commissions and fees                                   7,400       6,426      20,587       17,866
     Trust income                                                                  1,335       1,006       3,946        3,238
     Investment securities gains, net                                                  -         486          70          433
     Trading account income (loss)                                                   685         774       2,310      (2,052)
     Loan sales and servicing income                                               9,918       5,709      25,348       17,278
     Other income                                                                  1,169       2,296       5,100        5,415
                                                                                 -------     -------     -------      -------
          Total noninterest income                                                28,993      23,936      81,596       63,382
                                                                                 -------     -------     -------      -------
Noninterest expense:
     Salaries and employee benefits                                               30,497      26,566      85,917       74,929
     Occupancy, net                                                                2,756       2,668       8,178        7,728
     Furniture and equipment                                                       4,128       3,339      11,472        9,597
     Other real estate expense                                                       (2)           6       (232)           63
     Legal and professional services                                               1,175         876       3,298        2,977
     Supplies                                                                      1,593       1,374       4,714        3,769
     Postage                                                                       1,351       1,271       3,992        3,779
     Advertising                                                                   1,072       1,459       4,041        3,760
     FDIC premiums                                                                     1       (194)           7        3,723
     Amortization of intangible assets                                               810         988       2,552        2,659
     Other expenses                                                               11,005       8,662      31,639       26,031
                                                                                 -------     -------     -------      -------
          Total noninterest expense                                               54,386      47,015     155,578      139,015
                                                                                 -------     -------     -------      -------
Income before income taxes                                                        39,535      34,044     113,025       89,138
Income taxes                                                                      13,775      11,753      38,530       30,325
                                                                                 -------     -------     -------      -------
Net income                                                                      $ 25,760    $ 22,291    $ 74,495     $ 58,813
                                                                                 =======     =======     =======      =======

Weighted average common and common-equivalent shares outstanding                  14,924      14,702      14,768       14,717

Net income per common share                                                        $1.73       $1.52       $5.04        $4.00

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                   September 30,
                                                                        1996            1995             1996            1995
                                                                        ----            ----             ----            ----
(In thousands)
Cash flows from operating activities:
     Net income                                                  $     25,760     $     22,291     $     74,495     $     58,813
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses                                       840              800            2,200            2,250
          Write-downs of other real estate owned                         --                 33             --                 41
          Depreciation of premises and equipment                        3,335            2,747            9,372            7,785
          Amortization of premium on core deposits and
               other intangibles                                          810              988            2,552            2,659
          Amortization of net premium/discount on
               investment securities                                    1,420              803            4,655            2,917
          Accretion of unearned income and fees, net of
               related costs                                            2,139            2,655            5,907            4,123
          Proceeds from sales of trading account securities        26,705,292       30,788,257       56,050,696       82,360,491
          Increase in trading account securities                  (26,680,233)     (30,870,700)     (56,137,189)     (82,316,925)
          Net (gain) loss on sales of investment securities              --               (486)             (70)            (433)
          Proceeds from loans held for sale                           168,410          112,309          494,627          272,704
          Increase in loans held for sale                            (150,498)        (129,806)        (504,897)        (291,135)
          Net gain on sales of loans, leases and other assets          (7,515)          (3,989)         (19,435)         (11,222)
          Net (gain) loss on sales of other real estate owned              (3)             (11)            (261)             (89)
          Change in accrued income taxes                                4,199            1,375            7,302            1,291
          Change in accrued interest receivable                        (1,844)          (2,814)          (9,320)          (5,466)
          Change in other assets                                        3,006           (1,812)          (3,714)            (956)
          Change in accrued interest payable                              743            3,747              448            3,772
          Change in accrued liabilities                                 5,901            1,636             (876)           1,382
                                                                 ------------     ------------     ------------     ------------
               Net cash provided by (used in) operating
                    activities                                         81,762          (71,977)         (23,508)          92,002
                                                                 ------------     ------------     ------------     ------------

Cash flows from investing activities:
     Net (increase) decrease in money market investments             (606,464)         168,148         (281,520)        (353,575)
     Proceeds from sales of investment Securities
          held to maturity                                               --              6,950             --              6,950
     Proceeds from maturities of investment securities
          held to maturity                                            117,696           90,577          225,720          141,049
     Purchases of investment securities held to maturity              (89,190)        (115,033)        (453,465)        (193,230)
     Proceeds from sales of investment securities
          available for sale                                           51,343           74,929           97,894          182,692
     Proceeds from maturities of investment securities
          available for sale                                           12,072           21,143           90,490          193,370
     Purchases of investment securities available for sale            (65,260)        (117,366)        (226,632)        (408,163)
     Proceeds from sales of loans and leases                          185,064          235,916          566,342          470,402
     Net increase in loans and leases                                (301,354)        (246,099)        (961,989)        (717,286)
     Purchases of assets to be leased                                    --               --             (8,514)            --
     Principal collections on leveraged leases                           --               --               --                 38
     Proceeds from sales of premises and equipment                         31               11              622              410
     Purchases of premises and equipment                               (5,357)          (4,394)         (14,424)         (13,851)
     Proceeds from sales of other real estate owned                         6              108            1,444            1,453
     Proceeds from sales of mortgage servicing rights                     250              494            1,164              992
     Purchases of mortgage servicing rights                               (51)            (312)          (1,543)            (373)
     Proceeds from sales of other assets                                  163              133              611              492
     Cash paid for acquisitions, net of cash received                     (10)             (26)           3,540            1,566
                                                                 ------------     ------------     ------------     ------------
               Net cash provided by (used in) investing
                    activities                                       (701,061)         115,179         (960,260)        (687,064)
                                                                 ------------     ------------     ------------     ------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                           1996            1995            1996            1995
                                                           ----            ----            ----            ----
(In thousands)
Cash flows from financing activities:
     Net increase in deposits                             232,239         204,834         361,447         357,900
     Net change in short-term funds borrowed              439,174        (220,423)        630,824         307,864
     Proceeds from FHLB advances over one year              1,300            --             1,650            --
     Payments on FHLB advances over one year               (4,456)         (4,160)        (12,570)        (12,344)
     Payments on long-term debt                              (290)           (244)           (887)           (900)
     Proceeds from issuance of common stock                   112             119           1,103             989
     Payments to redeem common stock                       (1,025)         (1,083)        (17,458)        (18,208)
     Dividends paid                                        (6,506)         (5,125)        (18,543)        (14,615)
                                                        ---------       ---------       ---------       ---------
               Net cash provided by (used in)
                    financing  activities                 660,548         (26,082)        945,566         620,686
                                                        ---------       ---------       ---------       ---------
Net increase (decrease) in cash and due from banks         41,249          17,120         (38,202)         25,624
Cash and due from banks at beginning of period            338,616         325,447         418,067         316,943
                                                        ---------       ---------       ---------       ---------
Cash and due from banks at end of period                $ 379,865       $ 342,567       $ 379,865       $ 342,567
                                                        =========       =========       =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,               September 30,
                                                    1996           1995         1996            1995
                                                    ----           ----         ----            ----
(In thousands)
Cash paid for:
     Interest                                     $ 55,549      $ 51,972      $161,532      $146,420
     Income taxes                                    8,936        12,494        29,765        30,033
Loans transferred to other real estate owned          --             343           347           576


ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(UNAUDITED)

                                                                  Nine Months Ended       Twelve Months Ended
                                                                     September 30,            December 31,
                                                                  1996           1995             1995
                                                                  ----           ----             ----
(In thousands)
Balance at beginning of period                                  $ 353,179       $ 292,443       $ 292,443
Add:
     Net income                                                    74,495          58,813          81,328
                                                                ---------       ---------       ---------
                                                                  427,674         351,256         373,771
Deduct cash dividends:
     Preferred, paid by subsidiary to minority shareholder            (27)            (29)            (38)
     Common, per share $ 1.26 in 1996 and
          and $ 1.00 and $1.41 in 1995                            (18,516)        (14,586)        (20,554)
                                                                ---------       ---------       ---------
Balance at end of period                                        $ 409,131       $ 336,641       $ 353,179
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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1995.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
(UNAUDITED)

                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
                                                          1996          1995    % Change         1996        1995    % Change
                                                          ----          ----    --------         ----        ----    --------
(In thousands, except per share and ratio data)
EARNINGS
Net income                                         $    25,760   $    22,291      15.56%   $   74,495  $   58,813      26.66%

PER COMMON SHARE
Net income                                                1.73          1.52      13.82%         5.04        4.00      26.00%
Dividends                                                  .44           .35      25.71%         1.26        1.00      26.00%
Book value at September 30                                                                      33.21       28.20      17.77%
Market value at September 30                                                                    88.50       61.25      44.49%

Weighted average common and common-
     equivalent shares outstanding                  14,924,000    14,702,000               14,768,000  14,717,000
Common shares outstanding at September 30                                                  14,767,215  14,538,587

BALANCES AT PERIOD END
Total assets                                                                               $6,783,341  $5,667,670      19.68%
Money market investments                                                                      992,846     759,498      30.72%
Securities                                                                                  1,886,533   1,716,350       9.92%
Net loans and leases                                                                        3,313,932   2,679,485      23.68%
Allowance for loan losses                                                                      69,337      68,309       1.50%
Total deposits                                                                              4,572,555   4,095,014      11.66%
Shareholders' equity                                                                          490,485     409,966      19.64%

Nonperforming assets                                                                           10,599      11,763    -  9.90%
Loans past due 90 days or more                                                                  8,740      13,724    - 36.32%

PERFORMANCE RATIOS
Net interest margin                                      4.50%         4.30%                    4.48%       4.50%
Return on average assets                                 1.58%         1.48%                    1.58%       1.41%
Return on average common equity                         21.21%        21.87%                   21.85%      20.21%
Common dividend payout                                  25.22%        22.95%                   24.86%      24.80%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at September 30                                                        .32%        .44%

CAPITAL RATIOS
Average equity to average assets                         7.46%         6.79%                    7.23%       6.99%
Leverage ratio at September 30                                                                  6.47%       5.97%
Tier I risk-based capital at September 30                                                      11.05%      11.31%
Total risk-based capital at September 30                                                       13.67%      14.24%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved record earnings for the third quarter and nine months ended September 30, 1996. Consolidated net income for the third quarter of 1996 was $25,760,000 or $1.73 per share, an increase of 15.6% and 13.8%, respectively, over the $22,291,000 or $1.52 earned in the third quarter of 1995 and an increase of 2.8% and 1.8%, respectively, over the $25,064,000 or $1.70 per share for the second quarter of 1996.

Consolidated net income for the first nine months of 1996 was $74,495,000 or $5.04 per share, and increase of 26.7% and 26.0%, respectively, over the $58,813,000 or $4.00 per share earned in the same period in 1995. The nine months earnings of 1995 were adversely affected by a trading loss and restructuring charge totaling $4,390,000 or approximately $2,948,000 ($.20 per share) after tax. When adjusted for those charges, the increase in net income and earnings per share for the first nine months of 1996 was 20.6% and 20.0%, respectively.

The Company's third-quarter $3,469,000 (15.6%) increase in earnings relative to the same period in 1995 reflects a $7,845,000 (13.5%) increase in net interest income, a $5,057,000 (21.1%) increase in noninterest income, partially offset by a $40,000 (5.0%) increase in the provision for loan losses, a $7,371,000 (15.7%) increase in noninterest expense and a $2,022,000 (17.2%) increase in income tax expense.

The $12,734,000 (20.6%) increase in net income for the nine-month period ended September 30, 1996, compared to the similar period in 1995, excluding the effect of the trading loss and restructuring charge, reflect a $22,186,000 (13.3%) increase in net interest income, a $15,124,000 (22.8%) increase in noninterest income, a $50,000 (2.2%) decrease in the provision for loan losses, partially offset by a $17,863,000 (13.0%) increase in noninterest expense and a $6,763,000 (21.3%) increase in income tax expense.

The annualized return on average assets for the third quarter and for the first nine months of 1996 was 1.58% and 1.58% compared to 1.48% and 1.41%, respectively, in 1995, resulting in an annualized return on average common shareholders' equity of 21.21% and 21.85% for the third quarter and for the first nine months of 1996, compared to 21.87% and 20.21% for the same periods of 1995.

ZIONS BANCORPORATION AND SUBSIDIARIES

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the third quarter of 1996, adjusted to a fully taxable-equivalent basis, increased 13.8% to $67,453,000 compared to $59,286,000 for the third quarter of 1995, and increased 3.7% from $65,071,000 for the second quarter of 1996. Net interest margin was 4.50%, compared to 4.30% for the third quarter of 1995, and 4.57% for the second quarter of 1996. Nine-month net interest income, on a fully taxable-equivalent basis, was $194,081,000 in 1996, an increase of 13.5% compared to $170,996,000 for the first nine months of 1995. Net interest margin for the first nine months of 1996 was 4.48%, compared to 4.50% for the first nine months of 1995.

The yield on average earning assets decreased 8 basis points during the third quarter of 1996 as compared to the third quarter of 1995, and decreased 2 basis points from the second quarter of 1996. The average rate paid this quarter on interest-bearing funds decreased 28 basis points from the third quarter of 1995, but increased 8 basis points from the second quarter of 1996. Comparing the first nine months of 1996 with 1995, the yield on average earning assets decreased 21 basis points, while the cost on interest-bearing funds also decreased by 21 basis points.

The spread on average interest-bearing funds for the third quarter of 1996 was 3.72%, up from the 3.52% for the third quarter of 1995 but down from the 3.82% for the second quarter of 1996. The spread on average interest-bearing funds for the first nine months of 1996 was 3.73% compared with 3.73% for the same period in 1995.

The Company attempts to manage interest rate movement sensitivity through the management of maturities, and to a lesser extent, the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for the first nine months of 1996 was $1,501,000 compared to $403,000 for the first nine months of 1995.

The increased level of taxable-equivalent net interest income in the third quarter and in the first nine months of 1996, compared to the same periods in 1995 and the increase in net interest margin in the third quarter of 1996 compared to the third quarter of 1995, resulted primarily from the increase in average loans and leases. The decrease in net interest margin in the third quarter compared to the second quarter of 1996 and the first nine months of 1996 compared to the first nine month of 1995, resulted primarily from increased volume in security repurchase arrangements.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(UNAUDITED)

                                                         Three Months Ended                    Three Months Ended
                                                        September 30, 1996                     September 30, 1995
                                                        -------------------                    ------------------
                                                     Average    Amount of    Average        Average    Amount of      Average
                                                     Balance   Interest(1)     Rate         Balance    Interest(1)      Rate
                                                    --------  -----------  ---------      --------- ------------     -------
(In thousands)
ASSETS
Money market investments:
     Interest-bearing deposits                   $    42,793    $     500      4.65%     $   28,403    $     347       4.85%
     Federal funds sold and security
          resell agreements                          772,414       11,101      5.72%      1,096,434       16,449       5.95%
                                                    --------      -------                 ---------     --------
          Total money market investments             815,207       11,601      5.66%      1,124,837       16,796       5.92%
                                                    --------      -------                 ---------     --------
Securities:
     Held to maturity:
          Taxable                                  1,112,334       18,470      6.61%        901,510       16,468       7.25%
          Nontaxable                                 216,709        4,808      8.83%        212,618        4,544       8.48%
     Available for sale:
          Taxable                                    390,441        6,226      6.34%        383,887        5,927       6.13%
          Nontaxable                                  40,668          811      7.93%              -            -          -%
     Trading account                                 177,194        2,707      6.08%        157,405        2,301       5.80%
                                                   ---------      -------                 ---------     --------
          Total securities                         1,937,346       33,022      6.78%      1,655,420       29,240       7.01%
                                                   ---------      -------                 ---------     --------
Loans:
     Loans held for sale                             149,858        2,949      7.83%        120,632        2,422       7.97%
     Net loans and leases(2)                       3,063,958       76,194      9.89%      2,572,250       66,484      10.25%
                                                  ----------      -------                 ---------      -------
          Total loans                              3,213,816       79,143      9.80%      2,692,882       68,906      10.15%
                                                   ---------      -------                 ---------     --------
Total interest-earning assets                     $5,966,369     $123,766      8.25%     $5,473,139     $114,942       8.33%
                                                                  -------                                -------
Cash and due from banks                              307,428                                321,175
Allowance for loan losses                           (69,523)                               (68,117)
Other assets                                         271,433                                229,385
                                                   ---------                              ---------
Total assets                                      $6,475,707                             $5,955,582
                                                   =========                              =========

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits                    $   589,355    $   6,657      4.49%    $   710,452     $  5,618       3.14%
     Money market super NOW deposits               1,849,325       16,321      3.51%      1,464,506       15,350       4.16%
     Time deposits under $100,000                    669,838        8,543      5.07%        652,169        9,200       5.60%
     Time deposits $100,000 or more                  161,271        2,522      6.22%        129,709        2,043       6.25%
     Foreign deposits                                124,289        1,440      4.61%        146,712        1,878       5.08%
                                                   ---------      -------                 ---------      -------
          Total interest-bearing deposits          3,394,078       35,483      4.16%      3,103,548       34,089       4.36%
                                                   ---------      -------                 ---------      -------
Borrowed funds:
     Securities sold, not yet purchased               83,515        1,324      6.31%         97,723        1,537       6.24%
     Federal funds purchased and security
          repurchase agreements                    1,327,425       16,821      5.04%      1,222,388       16,802       5.45%
     FHLB advances and other borrowings:
          Less than one year                          12,333          243      7.84%         19,140          464       9.62%
          Over one year                               77,040        1,188      6.13%         92,144        1,501       6.46%
     Long-term debt                                   55,812        1,254      8.94%         57,456        1,263       8.72%
                                                   ---------      -------                ----------      -------
          Total borrowed funds                     1,556,125       20,830      5.33%      1,488,851       21,567       5.75%
                                                   ---------      -------                 ---------      -------
Total interest-bearing liabilities                $4,950,203     $ 56,313      4.53%     $4,592,399     $ 55,656       4.81%
                                                                  -------                                -------
Noninterest-bearing deposits                         943,439                                863,803
Other liabilities                                     99,007                                 95,026
                                                   ---------                              ---------
Total liabilities                                  5,992,649                              5,551,228
Total shareholders' equity                           483,058                                404,354
                                                   ---------                               --------
Total liabilities and shareholders' equity        $6,475,707                             $5,955,582
                                                   =========                              =========

Spread on average interest-bearing funds                                       3.72%                                   3.52%
                                                                               ====                                    ====
Net interest income and net yield on
     interest-earning assets                                     $ 67,453      4.50%                    $ 59,286       4.30%
                                                                  =======      ====                      =======       ====

(1) Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(UNAUDITED)

                                                          Nine Months Ended                     Nine Months Ended
                                                         September 30, 1996                    September 30, 1995
                                                         -------------------                   ------------------
                                                      Average   Amount of    Average        Average    Amount of      Average
                                                     Balance   Interest(1)    Rate          Balance    Interest(1)      Rate
                                                    --------- ----------- ----------      ---------  -----------      --------
(In thousands)
ASSETS
Money market investments:
     Interest-bearing deposits                     $   39,431  $     1,399      4.74%    $    24,531    $     858       4.68%
     Federal funds sold and security
          resell agreements                           886,604       37,374      5.63%        899,560       40,005       5.95%
                                                   ----------     --------                  --------      -------
          Total money market investments              926,035       38,773      5.59%        924,091       40,863       5.91%
                                                    ---------     --------                  --------      -------
Securities:
     Held to maturity:
          Taxable                                   1,027,190       51,035      6.64%        904,548       48,309       7.14%
          Nontaxable                                  206,075       13,827      8.96%        207,790       13,251       8.53%
     Available for sale:
          Taxable                                     372,185       17,969      6.45%        355,139       17,313       6.52%
          Nontaxable                                   40,814        2,421      7.92%              -            -         - %
     Trading account                                  161,542        7,144      5.91%        142,665        6,977       6.54%
                                                    ---------     --------                  --------      -------
          Total securities                          1,807,806       92,396      6.83%      1,610,142       85,850       7.13%
                                                    ---------      -------                 ---------      -------
Loans:
     Loans held for sale                              153,918        8,729      7.58%        109,490        6,730       8.22%
     Net loans and leases(2)                        2,901,144      216,643      9.97%      2,439,288      187,326      10.27%
                                                    ---------      -------                 ---------      -------
          Total loans                               3,055,062      225,372      9.85%      2,548,778      194,056      10.18%
                                                    ---------      -------                 ---------      -------
Total interest-earning assets                      $5,788,903     $356,541      8.23%     $5,083,011     $320,769       8.44%
                                                                   -------                                -------
Cash and due from banks                               320,872                                317,825
Allowance for loan losses                            (68,367)                               (67,671)
Other assets                                          256,207                                231,901
                                                    ---------                              ---------
Total assets                                       $6,297,615                             $5,565,066
                                                    =========                              =========

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits                       $ 615,863     $ 16,313      3.54%    $   726,870     $ 17,068       3.14%
     Money market and super NOW deposits            1,725,665       47,793      3.70%      1,402,094       44,062       4.20%
     Time deposits under $100,000                     666,964       26,154      5.24%        599,889       23,023       5.13%
     Time deposits $100,000 or more                   163,091        7,545      6.18%        111,229        4,803       5.77%
     Foreign deposits                                 117,747        3,931      4.46%        144,808        5,699       5.26%
                                                    ---------     --------                  --------      -------
          Total interest-bearing deposits           3,289,330      101,736      4.13%      2,984,890       94,655       4.24%
                                                    ---------      -------                 ---------      -------
Borrowed funds:
     Securities sold, not yet purchased                81,303        3,604      5.92%         90,505        4,278       6.32%
     Federal funds purchased and security
          repurchase agreements                     1,295,777       48,754      5.03%      1,005,326       41,213       5.48%
     FHLB advances and other borrowings:
          Less than one year                           18,249          915      6.70%         21,286        1,108       6.96%
          Over one year                                80,532        3,686      6.11%         95,716        4,672       6.53%
     Long-term debt                                    55,938        3,765      8.99%         57,712        3,847       8.91%
                                                   ----------     --------                ----------      -------
          Total borrowed funds                      1,531,799       60,724      5.30%      1,270,545       55,118       5.80%
                                                    ---------      -------                 ---------      -------
Total interest-bearing liabilities                 $4,821,129     $162,460      4.50%     $4,255,435     $149,773       4.71%
                                                                   -------                                -------
Noninterest-bearing deposits                          914,381                                821,053
Other liabilities                                     106,613                                 99,458
                                                    ---------                             ----------
Total liabilities                                   5,842,123                              5,175,946
Total shareholders' equity                            455,492                                389,120
                                                    ---------                              ---------
Total liabilities and shareholders' equity         $6,297,615                             $5,565,066
                                                    =========                              =========

Spread on average interest-bearing funds                                        3.73%                                   3.73%
                                                                                ====                                    ====
Net interest income and net yield on
     interest-earning assets                                      $194,081      4.48%                    $170,996       4.50%
                                                                   =======      ====                      =======       ====

(1) Taxable-equivalent rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 5.0% to $840,000 for the third quarter of 1996, as compared with $800,000 for the third quarter of 1995, and increased 10.5% from the $760,000 for the second quarter of 1996. Net charge-offs for the third quarter of 1996 were $775,000 or .10% of average net loans and leases, compared to net charge-offs of $244,000 or .04% of average net loans and leases for the third quarter of 1995, and net charge-offs of $1,679,000 or .22% of average loans and leases for the second quarter of 1996. The provision for loan losses for the first nine months of 1996 totaled $2,200,000, 2.2% less than the $2,250,000 provision for the first nine months of 1995. Net charge-offs for the first nine months of 1996 were $2,984,000 or .13% of average net loans and leases, compared to $1,208,000 or .06% of average net loans and leases of the first nine months of 1995.

NONINTEREST INCOME

Noninterest income for the third quarter of 1996 totaled $28,993,000, an increase of 21.1% from the $23,936,000 for the third quarter of 1995 and an increase of 9.3% over the $26,526,000 for the second quarter of 1996. Comparing the segments of noninterest income for the third quarter of 1996 and the third quarter of 1995, service charges on deposit accounts; other service charges, commissions and fees; trust income and loan sales and servicing income increased 17.2%, 15.2%, 32.7% and 73.7%, respectively, while other income decreased 49.1% resulting primarily from reduced income from servicing released premium and reduced income recognized from unconsolidated subsidiaries and associated companies. No net gains on the sale of investment securities were realized during the third quarter of 1996 compared to net gains of $486,000 during the third quarter of 1995, and trading account income during the third quarter 1996 decreased $89,000 to $685,000 from the trading account income reported in the third quarter of 1995.

Noninterest income for the nine months ending September 30, 1996 totaled $81,596,000 compared to $66,472,000 for the first nine months of 1995, an increase of 22.8% after adjusting for the $3,090,000 trading loss recorded in the first quarter of 1995. Comparing the segments of noninterest income for the first nine months of 1996 and the first nine months of 1995, service charges on deposit accounts; other service charges, commissions and fees; trust income and loan sales and servicing income increased 14.3%, 15.2%, 21.9% and 46.7% respectively, while other income decreased 5.8%. Net gains of $70,000 on the sale of investment securities was realized during the first nine months of 1996 compared to $433,000 of net gains in 1995, and trading account income during the first nine months of 1996 increased $1,272,000 to $2,310,000 over the adjusted trading account gain reported in the first nine months of 1995.

ZIONS BANCORPORATION AND SUBSIDIARIES

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 1996, totaling $54,386,000, increased 15.7% from the $47,015,000 for the third quarter of 1995, and increased 5.7% from the $51,440,000 for the second quarter of 1996. Comparing the noninterest expense segments for the third quarter of 1996 and the third quarter of 1995, salaries and employee benefits increased 14.8%, occupancy, furniture and equipment expenses increased 14.6%, and the total of all other expenses increased 17.7%.

Noninterest expense for the nine months ending September 30, 1996 totaled $155,578,000 as compared to $137,715,000 for the first nine months of 1995, an increase of 13.0% after adjusting for the $1,300,000 restructuring charge recorded in the first quarter of 1995. Comparing the noninterest expense segments for the first nine months of 1996 and the first nine months of 1995, salaries and employee benefits increased 14.7%, occupancy, furniture and equipment expenses increased 13.4%, FDIC premiums decreased 99.8% and the total of all other expenses increased 19.8%.

Salaries and employee benefits increased primarily as a result of increased staffing of branch offices opened and acquired and SBA loan origination activities, as well as general salary increases, bonuses, commissions and profit-sharing costs related to increased profitability. The occupancy, furniture and equipment expense increase resulted primarily from the addition of branch facilities, the further expansion of the ATM network, and the installation of personal computers and local area networks. The increase in all other expenses resulted primarily from increases in supplies and telecommunication expenses related to acquisition and expansion. At September 30, 1996, the Company had 3,081 full-time equivalent employees, 142 offices and 274 ATMs compared to 2,827 full-time equivalent employees, 126 offices and 256 ATMs at September 30, 1995. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues, improved to 56.4% for the first nine months of 1996 from 59.3% for the first nine months of 1995.

INCOME TAXES

The Company's income taxes increased 17.2% to $13,775,000 for the third quarter of 1996 compared to $11,753,000 for the third quarter of 1995, and $12,752,000 for the second quarter of 1996. The Company's income taxes were $38,530,000 for the first nine months of 1996 compared to $31,767,000 for the first nine months of 1995, an increase of 21.3% after adjusting $1,442,000 for estimated income taxes related to the 1995 trading loss and restructuring charge. The increase in the Company's income taxes was primarily due to the increase in taxable income.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 13.9% to $5,788.9 million in the nine months ended September 30, 1996 compared to $5,083.0 million in the nine months ended September 30, 1995. Earning assets comprised 91.9% of total average assets for the first nine months of 1996, compared with 91.3% for the first nine months of 1995.

ZIONS BANCORPORATION AND SUBSIDIARIES

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements increased slightly to $926.0 million in the first nine months of 1996 compared to $924.1 million in the first nine months of 1995.

During the first nine months of 1996, average securities increased 12.3% to $1,807.8 million compared to $1,610.1 million in the first nine months of 1995. Average held to maturity securities increased 10.9%, available for sale securities increased 16.3% and trading account securities increased 13.2% compared with the first nine months of 1995.

Average net loans and leases increased 19.9% to $3,055.1 million in the first nine months of 1996 compared to $2,548.8 million in the first nine months of 1995, representing 52.8% of earning assets in the first nine months of 1996 compared to 50.1% in the first nine months of 1995. Average net loans and leases were 72.7% of average total deposits for the nine months ended September 30, 1996, as compared to 67.0% for the nine months ended September 30, 1995.

INVESTMENT SECURITIES

The following table presents the Company's investment securities at September 30, 1996, December 31, 1995 and September 30, 1995.


                                                        September 30,              December 31,             September 30,
                                                           1996                        1995                     1995
                                                  Amortized      Market      Amortized       Market     Amortized    Market
                                                    cost         value          cost         value        cost       value
                                                   ------        ------        ------       -------      ------     ------
(In thousands)
Held to maturity
U.S. government agencies and corporations:
     Small Business Administration
          loan-backed securities                  $   492,327   $ 496,959   $   529,376  $   541,014  $  504,687  $  509,862
     Other agency securities                          504,665     500,772       265,430      263,522     322,600     320,604
States and political subdivisions                     248,781     250,904       225,231      230,149     268,490     274,092
                                                  -----------   ---------   -----------  -----------  ----------  ----------
                                                    1,245,773   1,248,635     1,020,037    1,034,685   1,095,777   1,104,558

Mortgage-backed securities                             59,910      60,524        58,546       59,249      59,951      60,379
                                                  -----------   ---------   -----------  -----------  ----------  ----------
                                                  $ 1,305,683  $1,309,159   $ 1,078,583  $ 1,093,934  $1,155,728  $1,164,937
                                                  -----------   ---------   -----------  -----------  ----------  ----------

Available for sale
U.S. Treasury securities                          $    16,657  $   16,644   $    17,691  $    17,728  $   31,226  $   31,139
U.S. government agencies                              121,049     117,363        71,038       70,952     110,362     110,421
States and political subdivisions                      39,423      40,753        40,153       42,084           -           -
                                                  -----------   ---------   -----------  -----------  ----------  ----------
                                                      177,129     174,760       128,882      130,764     141,588     141,560
                                                  -----------   ---------   -----------  -----------  ----------  ----------
Mortgage-backed securities                             65,422      64,620        69,469       69,333      67,986      68,204
                                                  -----------   ---------   -----------  -----------  ----------  ----------
Equity securities:
    Mutual funds:
          Accessor Funds, Inc.                        109,025     107,817       118,899      119,971     119,059     118,505
          Other                                             -           -           564          564         556         556
     Stock:
          Federal Home Loan Bank                       76,504      76,504        71,988       71,988      70,538      70,538
          Other                                         6,490       6,949         5,386        5,580       5,368       5,499
                                                  -----------   ---------   -----------  -----------  ----------  ----------
                                                      192,019     191,270       196,837      198,103     195,521     195,098
                                                  -----------   ---------   -----------  -----------  ----------  ----------
                                                  $   434,570  $  430,650   $   395,188  $   398,200  $  405,095  $  404,862
                                                  -----------   ---------   -----------  -----------  ----------  ----------
Total                                             $ 1,740,253  $1,739,809   $ 1,473,771  $ 1,492,134  $1,560,823  $1,569,799
                                                  ===========  ==========   ===========  ===========  ==========  ==========

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

The table below sets forth the amount of loans outstanding by type at September 30, 1996, December 31, 1995 and September 30, 1995.


                                                   September 30,               December 31,          September 30,
                                                       1996                       1995                   1995
                                                       -----                      ----                   ----
(In thousands)
Types
Loans held for sale                                $   151,404                $  126,124            $   128,859
Commercial, financial, and agricultural                785,757                   688,466                651,453
Real estate:
     Construction                                      318,221                   268,812                251,216
     Other                                           1,628,865                 1,272,633              1,194,098
Consumer                                               308,362                   341,150                350,377
Lease financing                                        149,514                   132,520                127,315
Other receivables                                        9,235                     8,203                  5,158
                                                    ----------                ----------             ----------
     Total loans                                    $3,351,358                $2,837,908             $2,708,476
                                                     =========                 =========              =========


Loans held for sale at September 30, 1996 increased 20.0% from year-end 1995. All other loans, net of unearned income and fees increased 18.0% to $3,162.5 million at September 30, 1996, compared to $2,680.8 million at December 31, 1995. Commercial loans, construction loans, other real estate-secured loans, lease financing and other receivables increased from year end 14.1%, 18.4%, 28.0%, 12.8% and 12.6%, respectively, as consumer loans decreased 9.6%. Within the other real estate-secured loan portfolio, home equity credit line loans increased 41.8% to $128.7 million, 1-4 family residential loans increased 25.5% to $527.8 million and all other real estate loans, which includes commercial real estate, increased 27.7% to $972.4 million at September 30, 1996. Credit card receivables decreased 39.7% to $31.5 million and other consumer loans decreased 4.2% to $276.9 million at September 30, 1996 compared to year-end 1995. During the first nine months of 1996, the Company securitized and sold home equity credit line receivables totaling $128.8 million, SBA 7A loans totaling $29.8 million, credit card receivables totaling $177.2 million, and automobile loans totaling $220.1 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans and other real estate owned and other nonperforming assets, were $10,599,000 at September 30, 1996 up 14.0% from $9,296,000 at December 31,
1995, but down 9.9% from $11,763,000 at September 30, 1995. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .32%, .33% and .44% at September 30, 1996, December 31, 1995, and September 30, 1995, respectively.

Accruing loans past due 90 days or more totaled $8,740,000 at September 30, 1996, up from $5,232,000 at December 31, 1995, but down from $13,724,000 at
September 30, 1995. These loans equaled .26% of net loans and leases at September 30, 1996, as compared to .19% at December 31, 1995 and .51% at September 30, 1995.

No loans were considered potential problem loans at September 30, 1996, December 31, 1996 or September 30, 1995. Potential problem loans are defined as loans presently on accrual and current by their terms, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The following table sets forth the nonperforming assets at September 30, 1996, and December 31, 1995, and September 30, 1995.



                                                      September 30,             December 31,        September 30,
                                                               1996                     1995                 1995
                                                               ----                     ----                 ----
(In thousands)
Nonaccrual loans                                            $10,139                   $7,438               $8,008
Restructured loans                                              204                      249                  252
Other real estate owned and other
     nonperforming assets                                       256                    1,609                3,503
                                                             ------                    -----               ------
     Total                                                  $10,599                   $9,296              $11,763
                                                             ======                    =====               ======
% of net loans and leases*, other real estate
     owned and other nonperforming assets                      .32%                     .33%                 .44%

Accruing loans past due 90 days or more                      $8,740                   $5,232              $13,724
                                                              =====                    =====               ======
% of net loans and leases*                                     .26%                     .19%                 .51%
*Includes loans held for sale.


The Company's total recorded investment in impaired loans, in accordance with Financial Accounting Standard statements, amounted to $6,715,000 at September 30, 1996, as compared to $3,388,000 as of December 31, 1995, and $3,730,000 at
September 30, 1995. The Company considers a loan to be impaired when the accrual of interest has been discontinued and meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. The required allowance for loan losses allocated to impaired loans as of September 30, 1996, December 1, 1995 and September 30, 1995 amounts to $147,000, $22,000 and $29,000, respectively.

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

                                                                                         Twelve Months
                                                          Nine Months Ended                   Ended
                                                            September 30,                  December 31,
                                                     -------------------------           --------------
                                                     1996                 1995                1995
                                                     ----                 ----                ----
(In thousands)
Average loans* and leases outstanding
     (net of unearned income)                     $ 3,055,062         $ 2,548,778         $ 2,599,071
                                                  ===========         ===========         ===========
Allowance for possible losses:
Balance at beginning of the period                $    67,555         $    67,018         $    67,018
Allowance of companies acquired                         2,566                 249                 249
Loans and leases charged-off:
     Loans held for sale                                 --                  --                  --
     Commercial, financial and agricultural              (698)               (606)               (997)
     Real estate                                         (427)               (272)               (548)
     Consumer                                          (5,806)             (5,028)             (6,786)
     Lease financing                                     (225)                 (5)                (41)
     Other receivables                                   --                  --                  --
                                                  -----------         -----------         -----------
          Total                                        (7,156)             (5,911)             (8,372)
                                                  -----------         -----------         -----------
Recoveries:
     Loans held for sale                                 --                  --                  --
     Commercial, financial and agricultural             1,573               2,114               2,580
     Real estate                                          366                 312                 464
     Consumer                                           1,694               2,003               2,540
     Lease financing                                      539                 274                 276
     Other receivables                                   --                  --                  --
                                                  -----------         -----------         -----------
          Total                                         4,172               4,703               5,860
                                                  -----------         -----------         -----------
Net loan and lease charge-offs                         (2,984)             (1,208)             (2,512)
Provision charged against earnings                      2,200               2,250               2,800
                                                  -----------         -----------         -----------
Balance at end of the period                      $    69,337         $    68,309         $    67,555
                                                  ===========         ===========         ===========

*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases                             .13%                .06%                .10%

ZIONS BANCORPORATION AND SUBSIDIARIES

The allowance for loan losses as a percentage of net loans and leases was 2.09% at September 30, 1996, compared to 2.41% at December 31, 1995, and 2.55% at September 30, 1995. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 367.3% at September 30, 1996, compared to 533.2% at December 31, 1995, and 314.3% at September 30, 1995. The allowance, as a percentage of nonaccrual loans and restructured loans was 670.4% at September 30, 1996, compared to 878.8% at December 31, 1995, and 827.0% at September 30, 1995.

Included in the allowance for loan losses is an amount for unused loan commitments and standby letters of credit which at September 30, 1996, December 31, 1995, and September 30, 1995, amounted to $6,115,000, $7,516,000 and
$5,962,000, respectively. Unused loan commitments and standby letters of credit at September 30, 1996, December 31, 1995, and September 30, 1995, amounted to $1,697.5 million, $1,610.5 million, and $1,517.1 million, respectively.

DEPOSITS

Average total deposits of $4,203.7 million for the first nine months of 1996 increased 10.5% over the $3,805.9 million for the first nine months of 1995, with average demand deposits increasing 11.4%. Average money market and super NOW deposits, and time deposits under $100,000 for the first nine months of 1996 increased 23.1% and 11.2%, respectively, from the first nine months of 1995, while time deposits over $100,000 increased 46.6% to $163.1 million. Average savings and NOW deposits decreased 15.3% to $615.9 million and foreign deposits decreased 18.7% to $117.7 million during the first nine months of 1996, as compared with the same period one year earlier.

Total deposits increased 11.6% to $4,572.6 million at September 30, 1996 as compared to $4,097.1 million at December 31, 1995. Comparing September 30, 1996 to December 31, 1995, demand deposits, savings and money market deposits, and time deposits under $100,000 increased 9.1%, 13.7%, and .3%, respectively, while time deposits over $100,000 increased 2.3% and foreign deposits increased 78.3% to $189.1 million.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages it liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors, debt service requirements and operating needs. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. In addition, the Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, totaled $1,318.1 million or 31.2% of core deposits at September 30, 1996, as compared to $1,428.2 million or 37.3% of core deposits at December 31, 1995, and $1,529.0 million or 40.0% of core deposits at September 30, 1995.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 92.3% at September 30, 1996 as compared to 93.5% at December 31, 1995 and 93.3% at September 30, 1995.

ZIONS BANCORPORATION AND SUBSIDIARIES

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium-to long-term liquidity. The Company's ability to raise funds in the capital markets through the securitization process and by debt issuances allows the Company to take advantage of market opportunities to meet funding needs at reasonable cost.

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

Interest rate sensitivity measures the Company's financial exposure to changes in interest rates. Interest rate sensitivity is, like liquidity, affected by maturities of assets and liabilities. Interest rate sensitivity is measured in terms of "gaps," defined as the difference between volumes of assets and liabilities whose interest rates are subject to reset within specified periods of time, simulation of net interest income using alternative interest rate scenarios and "duration," a measure of the weighted average expected lives of the discounted cash flows from assets and liabilities.

The Company, through the management of maturities and the use of off-balance sheet arrangements such as interest rate caps, floors, futures, options, and interest rate exchange agreements, attempts to manage the effect on net income of changes in interest rates. The Company's management exercises its best judgment in making assumptions with respect to prepayments, early withdrawals and other noncontrollable events in managing the Company's exposure to changes in interest rates. The interest rate risk position is actively managed and changes daily as the interest rate environment changes; therefore, positions at the end of any period may not be reflective of the Company's interest rate position in subsequent periods. The prime lending rate is the primary basis used for pricing the Company's loans and the short-term Treasury rate is the index used for pricing many of the Company's deposits. The Company, however, is unable to effectively and economically hedge the prime/90-day T-bill spread risk through the use of off-balance sheet financial instruments.

CAPITAL RESOURCES AND DIVIDENDS

During the third quarter of 1996, the Company repurchased and retired 12,455 shares of its common stock at a cost of $1,025,000 to bring the 1996 total repurchased and retired common stock shares to 231,452 at a total cost of $17,458,000.

Total shareholders' equity at September 30, 1996 was $490.5 million, an increase of 14.5% over the $428.5 million at December 31, 1995, and an increase of 19.6% over the $410.0 million at September 30, 1995. The ratio of average equity to average assets for the first nine months of 1996 was 7.23%, compared to 6.99% for the same period in 1995. At September 30, 1996, the Company's Tier I risk-based capital ratio was 11.05%, as compared to 11.38% at December 31, 1995 and 11.31% at September 30, 1995. At September 30, 1996 the Company's total risk-based capital ratio was 13.67%, as compared to 14.23% at December 31, 1995 and 14.24% at September 30, 1995. The Company's leverage ratio as of September 30, 1996 was 6.47%, as compared to 6.28% at December 31, 1995 and 5.97% at September 30, 1995.

ZIONS BANCORPORATION AND SUBSIDIARIES

Dividends declared per common share for the third quarter of 1996 of $.44 increased 25.7%, as compared to $.35 for the third quarter of 1995. Dividends declared per common share of $1.26 for the first nine months of 1996 increased 26.0% compared to $1.00 for the first nine months of 1995. The cash dividend payout to net income applicable to common shares for the first nine months of 1996 was 24.9%, compared to 24.8% for the first nine months of 1995.

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a) Exhibits

                Exhibit 27 Article 9 Financial Schedules for Form 10-Q

             b) Reports on Form 8-K

                Zions Bancorporation filed the following report on Form 8-K during the quarter ended September 30, 1996

                Form 8-K Dated September 27, 1996 and filed October 11, 1996 (Item 5) Shareholder Protection Rights Agreement



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

                                       ZIONS BANCORPORATION

                                       /s/ Harris H. Simmons
                                       ----------------------------------------
                                       Harris H. Simmons, President and
                                       Chief Executive Officer


                                       /s/ Dale M. Gibbons
                                       ----------------------------------------
                                       Dale M. Gibbons, Senior Vice President
                                       and Chief Financial Officer

Dated: November 6, 1996