Form 10-K
period 1996-12-31
ZIONS BANCORPORATION /UT/
filed 1997-03-26
CIK 109380

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NUMBER 0-2610

                              ZIONS BANCORPORATION
             (Exact name of Registrant as specified in its charter)

        UTAH                                          87-0227400
(State of other jurisdiction of              (Internal Revenue Service Employer
 incorporation or organization)                   Identification Number)

       One South Main, Suite 1380
          Salt Lake City, Utah                         84111
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (801) 524-4787

Securities registered pursuant to Section 12(b) of the act:  None

Securities registered pursuant to Section 12(g) of the act:

                        Common Stock - without par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Aggregate Market Value of Common Stock Held by Nonaffiliates
at February 24, 1997 .............................................$1,492,613,000

Number of Common Shares Outstanding at February 24, 1997 ......14,576,026 Shares

Documents Incorporated by Reference:

Definitive Proxy Statement (See Part III, Item 10, Item 11, Item 12, and Item
13).

                              ZIONS BANCORPORATION

                       ANNUAL REPORT FOR 1996 ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                             ------
PART I
Item 1. Business                                                                                 1
Item 2. Properties                                                                              11
Item 3. Legal Proceedings                                                                       12
Item 4. Submission of Matters to a Vote of Security Holders                                     12
Executive Officers of the Registrant                                                            12

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                   13
Item 6. Selected Consolidated Financial Data                                                    14
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations   15
Item 8. Financial Statements and Supplementary Data                                             49
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    88

PART III

Item 10. Directors and Executive Officers of the Registrant                                     88
Item 11. Executive Compensation                                                                 88
Item 12. Security Ownership of Certain Beneficial Owners and Management                         88
Item 13. Certain Relationships and Related Transactions                                         88

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                       88


PART I

ITEM 1.       BUSINESS

Zions Bancorporation (the Parent) is a multibank holding company organized under the laws of Utah in 1955, registered under the Bank Holding Company Act of 1956, as amended. Zions Bancorporation and its subsidiaries (the Company), is the second largest bank holding company headquartered in Utah and provides a full range of banking and related services primarily in Utah, Nevada, and Arizona. Its principal subsidiaries are banking subsidiaries which include Zions First National Bank, the second largest commercial banking organization in the state of Utah; National Bank of Arizona, the fifth largest commercial bank in Arizona; and Nevada State Bank, the fifth largest commercial bank in Nevada.

The Company's business and the businesses of many of its larger borrowers are primarily concentrated in the state of Utah. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the Utah economy and real estate markets.


The Company has focused in recent years on maintaining strong liquidity, risk-based capital and cash flow positions and on developing strong internal controls. An increasing focus is currently being placed on strengthening the Company's core businesses of retail banking, small- and medium-sized business lending, residential mortgage and investment activities by maintaining a competitive cost structure. In addition to these core businesses, the Company has built specialized lines of business in institutional investments, public finance, and provides financing to small businesses and Farmer Mac agricultural loans to improve revenue growth and profitability while attempting to minimize risk. The Company's general operating objectives include enhancing the Company's market position in Utah, Arizona, Nevada and surrounding states through acquisitions of smaller depository institutions, and through the continued development of the Company's present lines of business by use of new technology to reduce cost and provide new and innovative ways to reach and serve customers.

The Company is committed to improving the communities it serves now and in the years to come. The Company engages in a variety of loan programs which benefit low to moderate income individuals; ranging from housing and business loans to automobile loans and credit card programs.

At December 31, 1996, the Company had assets of $6.4 billion, loans of $3.4 billion, deposits of $4.5 billion, and shareholders' equity of more than $.5 billion. A more detailed discussion concerning the Company's financial condition is contained in Part II of this report.

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

Zions First National Bank in Utah has developed special packages of financial services designed to meet the financial needs of particular market niches. The Bank has also established a Private Banking group to service the financial needs of wealthy individuals; an Executive Banking program to service the needs of corporate executives of commercial clients, and an Affinity program which offers discounted financial services to employees of commercial accounts on a group basis. Zions Bank has also developed a series of products geared to the lower-income customer, including the Flex Loan (a low-income personal loan), and several low-income housing programs.

Zions First National Bank offers an electronic bill paying service activated through a touch tone telephone, and a VISA(R) home banking product, under the name "PC Banker" which allows a retail customer to use a home computer to access and transfer account balances, pay bills, and maintain and reconcile accounts. Zions Bank also delivers electronically, State of Utah benefits through the use of an electronic card system "Utah Horizon EBT" at statewide merchant locations. "Reddi-Banker," an interactive video banking platform, allows customers to obtain product information, open deposit accounts, obtain loans, buy insurance, and purchase investment products.

Zions First National Bank is a primary dealer in obligations of the United States government and several federal agencies, and is a major underwriter and distributor of municipal securities, and specialized securities such as the government-guaranteed portions of U.S. Small Business Administration (SBA) loans. Zions' Capital Markets group provides executable quotes on odd-lot government and agency securities via DTN's electronic network and provides financial advisory services to municipalities and other public entities.

Through Zions Small Business Finance division, Zions Bank provides SBA 7(a) loans to small businesses throughout the United States. Zions Bank's SBA 504 department works with Certified Development Companies and correspondent banks throughout the country, providing the nation's largest source of secondary market financing for this loan program. Zions Agricultural Finance, a new division, specializes in originating, underwriting, and servicing long-term farm and ranch loans. Zions First National Bank's Small Business Investment Corporation provides early-stage capital, primarily for technology companies located in the Intermountain West.

Zions First National Bank provides correspondent banking services such as cash letter processing, wire services, federal funds facilities, and loan participations. Zions Bank's International Banking Department issues letters of credit and handles foreign exchange transactions for customers, but it does not take a trading position in foreign exchange. Zions Bank's Grand Cayman branch accepts Eurodollar deposits from qualified customers, and places deposits with foreign banks and foreign branches of other U.S. banks. Zions' banking subsidiaries, however, do not engage in any foreign lending.

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

Other Subsidiaries

The Company conducts various other bank-related business activities through subsidiaries owned by the Parent and wholly-owned subsidiaries of Zions First National Bank. Zions Credit Corporation engages in lease origination and servicing operations in Utah, Nevada, and Arizona. Zions Life Insurance Company underwrites, as reinsurer, credit-related life and disability insurance. Zions Insurance Agency, Inc., operates an insurance brokerage business which administers various credit-related insurance programs in the Company's subsidiaries and sells general lines of insurance. The Company's insurance subsidiaries offer customers a full range of insurance products through licensed agents. The products include credit life products, collateral protection products, life policies, homeowners policies, property and casualty policies, and commercial business owner type policies. Cash Access, Inc. provides an ATM network for cash dispensing ATMs to be installed in convenience stores, services stations, hotels and other businesses. Zions Data Service Company provides data processing services to all subsidiaries of the Company.

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

Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-balance sheet and off-balance sheet exposures. The risk-based capital framework contains four risk-weighted categories for bank holding company assets -- 0%, 20%, 50%, and 100%. Zero percent risk-weighted assets include, generally, cash and balances due from Federal Reserve Banks, and obligations unconditionally guaranteed by the U.S. government or its agencies. Twenty percent risk-weighted assets include, generally, claims on U.S. Banks and obligations guaranteed by U.S. government sponsored agencies as well as general obligations of states or other political subdivisions of the United States. Fifty percent risk-weighted assets include, generally, loans fully secured by first liens on one-to-four family residential properties, subject to certain conditions. All assets not included in the foregoing categories are assigned to the 100% risk-weighted category, including loans to commercial and other borrowers. As of year-end 1992, the minimum required ratio for qualifying Total Capital became 8%, of which at least 4% must consist of Tier I Capital. At December 31, 1996, the Company's Tier I and Total Capital ratios were 14.38% and 18.31%, respectively.

The current risk-based capital ratio analysis establishes minimum supervisory guidelines and standards. It does not evaluate all factors affecting an organization's financial condition. Factors which are not evaluated include (i) overall interest rate exposure; (ii) quality and level of earnings; (iii) investment or loan portfolio concentrations; (iv) quality of loans and investments; (v) the effectiveness of loan and investment policies; (vi) certain risks arising from nontraditional activities; and (vii) management's overall ability to monitor and control other financial and operating risks, including the risks presented by concentrations of credit and nontraditional activities. The capital adequacy assessment of federal bank regulators will, however, continue to include analyses of the foregoing considerations and in particular, the level and severity of problem and classified assets. Market risk of a banking organization -- risk of loss stemming from movements in market prices -- is not evaluated under the current risk-based capital ratio analysis (and is therefore analyzed by the bank regulators through a general assessment of an organization's capital adequacy) unless trading activities constitute 10 percent or $1 billion or more of the assets of such organization. Such an organization (unless exempted by the banking regulators) and certain other banking organizations designated by the banking regulators must, beginning on or before January 1, 1998, include in its risk-based capital ratio analysis charges for, and hold capital against, general market risk of all positions held in its trading accounting and of foreign exchange and commodity positions wherever located, as well as against specific risk of debt and equity positions located in its trading account. Currently, Zions Bancorporation and its bank subsidiaries do not calculate a risk-based capital charge for its market risk.

Minimum Leverage Ratio

The Federal Reserve Board has adopted capital standards and leverage capital guidelines that include a minimum leverage ratio of 3% Tier 1 Capital to total assets (the "leverage ratio"). The leverage ratio is used in tandem with a risk-based ratio of 8% that took effect at the end of 1992.

The Federal Reserve Board has emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings, and a composite rating of 1 under the Interagency Bank Rating System. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier I Capital Leverage Ratio" (deducting all intangibles) and other indices of capital strength in evaluating proposals for expansion or new activities. At December 31, 1996, the Company's Tier I leverage ratio was 8.77%.

Other Issues and Developments Relating to Regulatory Capital

Pursuant to such authority and directives set forth in the International Lending Supervision Act of 1983, the Comptroller of the Currency, the FDIC, and the Federal Reserve Board have issued regulations establishing the capital requirements for banks under federal law. The regulations, which apply to Zions Bancorporation's banking subsidiaries, establish minimum risk-based and leverage ratios which are substantially similar to those applicable to the Company. As of December 31, 1996, the risk-based and leverage ratios of each of Zions Bancorporation's banking subsidiaries exceeded the minimum requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the federal banking regulators to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements and imposes certain restrictions upon banks which meet minimum capital requirements but are not "well capitalized" for purposes of FDICIA. FDICIA established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Implementing regulations adopted by the federal banking agencies define the corrective action by the federal banking agencies. A bank may be placed in a capitalization category that is lower than is indicated by its capital position if it receives an unsatisfactory examination rating with respect to certain matters.

Failure to meet capital guidelines could subject a bank to a variety of restrictions and enforcement remedies. All insured banks are generally prohibited from making any capital distributions and from paying management fees to persons having control of the bank where such payments would cause the bank to be undercapitalized. Holding companies of significantly undercapitalized, critically undercapitalized and certain undercapitalized banks may be required to obtain the approval of the Federal Reserve Board before paying capital distributions to their shareholders. Moreover, a bank that is not well capitalized is generally subject to various restrictions on "pass through" insurance coverage for certain of its accounts and is generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). Such banks and their holding companies are also required to obtain regulatory approval prior to their retention of senior executive officers.

Banks which are classified undercapitalized, significantly undercapitalized or critically undercapitalized are required to submit capital restoration plans satisfactory to their federal banking regulator and guaranteed within stated limits by companies having control of such banks (i.e., to the extent of the lesser of five percent of the institution's total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with its capital restoration plan, until the institution is adequately capitalized on average during each of four consecutive calendar quarters), and are subject to regulatory monitoring and various restrictions on their operations and activities, including those upon asset growth, acquisitions, branching and entry into new lines of business and may be required to divest themselves of or liquidate subsidiaries under certain circumstances. Holding companies of such institutions may be required to divest themselves of such institutions or divest themselves of or liquidate nondepository affiliates under certain circumstances. Critically undercapitalized institutions are also prohibited from making payments of principal and interest on debt subordinated to the claims of general creditors as well as to the mandatory appointment of a conservator or receiver within 90 days of becoming critically undercapitalized unless periodic determinations are made by the appropriate federal banking agency, with the concurrence of the FDIC, that forbearance from such action would better protect the affected deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal banking agency with the concurrence of the FDIC, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

Other Regulatory and Supervisory Issues

Pursuant to FDICIA, the federal banking agencies have adopted regulations or guidelines prescribing standards for safety and soundness of insured banks and in some instances their holding companies, including standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality, earnings and stock valuation, as well as other operational and managerial standards deemed appropriate by the agencies. Upon a determination by a federal banking agency that an insured bank has failed to satisfy any such standard, the bank will be required to file an acceptable plan to correct the deficiency. If the bank fails to submit or implement an acceptable plan, the federal banking agency may, and in some instances must, issue an order requiring the institution to correct the deficiency, restrict its asset growth or increase its ratio of tangible equity to assets, or imposing other operating restrictions.

FDICIA also contains provisions which, among other things, restrict investments and activities as principal by state nonmember banks to those eligible for national banks, impose limitations on deposit account balance determinations for the purpose of the calculation of interest, and require the federal banking regulators to prescribe, implement or modify standards for extensions of credit secured by liens on interests in real estate or made for the purpose of financing construction of a building or other improvements to real estate, loans to bank insiders, regulatory accounting and reports, internal control reports, independent audits, exposure on interbank liabilities, contractual arrangements under which institutions receive goods, products or services, deposit account-related disclosures and advertising as well as to impose restrictions on federal reserve discount window advances for certain institutions and to require that insured depository institutions generally be examined on-site by federal or state personnel at least once every 12 months.

In connection with an institutional failure or FDIC rescue of a financial institution, the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") grants to the FDIC the right, in many situations, to charge its actual or anticipated losses against commonly controlled depository institution affiliates of the failed or rescued institution (although not against a bank holding company itself).

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

The nature of the banking and financial services industry, as well as banking regulation, may be further affected by various legislative and regulatory measures currently under consideration. The most important of such measures include legislation designed to permit increased affiliations between commercial and financial firms (including securities firms) and federally-insured banks, reduce regulatory burdens on financial institutions, and eliminate or revise the features of the specialized savings association charter. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what the effect of their adoption will be on Zions Bancorporation or its subsidiaries.

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

Deposit Insurance Assessments

The insured bank subsidiaries of Zions Bancorporation are required to make quarterly deposit insurance assessment payments to the Bank Insurance Fund ("BIF"), and most savings associations to the Savings Associations Insurance Fund ("SAIF"), under a risk-based assessment system established by the FDIC. (In addition, certain banks must also pay deposit insurance assessments to the SAIF and certain savings associations, to the BIF alone or to both funds.) Under this system, each institution's insurance assessment rate is determined by the risk assessment classification into which it has been placed by the FDIC. The FDIC places each insured institution in one of nine risk assessment classifications based upon its level of capital and supervisory evaluations by its regulators:
"well capitalized," "adequately capitalized" or "less than adequately capitalized" institutions, with each category of institution divided into subcategories of institutions which are either "healthy," of "supervisory concern" or of "substantial supervisory concern." Those institutions deemed weakest by the FDIC are subject to the highest assessment rates; those deemed strongest are subject to the lowest assessment rates. The FDIC establishes semi-annual assessment rates with the objective of enabling the affected insurance fund to achieve or maintain a statutorily-mandated target reserve ratio of 1.25% of insured deposits. In establishing assessment rates, the FDIC Board of Directors is required to consider (i) expected operating expenses, case resolution expenditures and income of the FDIC; (ii) the effect of assessments upon members' earnings and capital; and (iii) any other factors deemed appropriate by it.

Until June 30, 1997, both BIF - and SAIF - assessable deposits will be subject to an assessment schedule providing for an assessment range of 0% to .27% (with intermediate rates of .03%, .10%, .17%, and .24%, depending upon an institution's supervisory risk group). Both BIF and SAIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors within a range of up to five basis points without public comment. The FDIC Board of Directors also possesses authority to impose special assessments from time to time.

In addition to the payment of deposit insurance assessments, depository institutions are required to make quarterly assessment payments to the FDIC on both their BIF and SAIF assessable deposits which will be paid to the Financing Corporation to enable it to pay interest and certain other expenses on bonds which it issued pursuant to FIRREA to facilitate the resolution of failed savings associations. Pursuant to the Federal Home Loan Bank Act, the Financing Corporation, with the approval of the FDIC Board of Directors, establishes assessment rates based upon estimates of (i) expected operating expenses, case resolution expenditures and income of the Financing Corporation; (ii) the effect of assessments upon members' earnings and capital; and (iii) any other factors deemed appropriate by it. Additionally, the Financing Corporation is required to assess BIF-assessable deposits at a rate one-fifth the rate applicable to SAIF-assessable deposits until the first to occur of the merger of the BIF and SAIF funds or January 1, 2000. Assessment rates for the first semi-annual period of 1997 have been set at 1.30 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits.

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

The Riegle-Neal Act dramatically affects interstate banking activities. As discussed previously, the Riegle-Neal Act allows the Federal Reserve Board to approve the acquisition by a bank holding company of control or substantial assets of a bank located outside the bank holding company's home state. Beginning on June 1, 1997, and earlier if permitted by applicable state law, an insured bank may apply to the appropriate federal agency for permission to merge with an out-of-state bank and convert its offices into branches of the resulting bank. States retain the option to prohibit out-of-state mergers if they enact a statute specifically barring such mergers before June 1, 1997, and such law applies equally to all out-of-state banks.

Interstate mergers authorized by the Riegle-Neal Act are subject to conditions and requirements, the most significant of which include adequate capitalization and management of the acquiring bank or bank holding company, existence of the acquired bank for up to five years before purchase where required under state law, existence of state laws that condition acquisitions on institutions making assets available to a "state-sponsored housing entity," and limitations on control by the acquiring bank holding company of not more than 10% of the total amount of deposits in insured depository institutions in the United States or not more than 30% of the deposits in insured depository institutions within that state. States may impose lower deposit concentration limits, so long as those limits apply to all bank holding companies equally. Additional requirements placed on mergers include conformity with state law branching requirements and compliance with "host state" merger filing requirements to the extent that those requirements do not discriminate against out-of-state banks or out-of-state bank holding companies.

The Riegle-Neal Act also permits banks to establish and operate a "de novo branch" in any state that expressly permits all out-of-state banks to establish de novo branches in such state, if the law applies equally to all banks. (A "de novo branch" is a branch office of a national bank or state bank that is originally established as a branch and does not become a branch as a result of an acquisition, conversion, merger, or consolidation.) Utilization of this authority is conditioned upon satisfaction of most of the conditions applicable to interstate mergers under the Riegle-Neal Act, including adequate capitalization and management of the branching institution, satisfaction with certain filing and notice requirements imposed under state law and receipt of federal regulatory approvals.

Pursuant to FIRREA, bank holding companies may acquire savings associations (including savings and loan associations and federal savings banks) without geographic restriction under the Bank Holding Company Act.

Under the laws of Utah, Nevada, and Arizona, respectively, any out-of-state bank or bank holding company may acquire a Utah, Nevada, or Arizona bank or bank holding company upon the approval of the bank supervisor of the state. There is no requirement that the laws of the state in which the out-of-state bank or bank holding company's operations are principally conducted afford reciprocal privileges to Utah-, Nevada- or Arizona-based acquirers. Banking holding companies whose home state is Utah are authorized to acquire control of depository institutions and depository institution holding companies located in other states.

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

Employees

The Company employs approximately 3,372 full- and part-time people with approximately 3,154 being employed by the banking subsidiaries. The Company had 3,077 full-time equivalent employees at December 31, 1996, compared to 2,855 at December 31, 1995. Banking subsidiaries had 2,864 full-time equivalent employees at the end of 1996, compared to 2,650 a year earlier. The Company believes that it enjoys good employee relations. In addition to competitive salaries and wages, Zions Bancorporation and its subsidiaries contribute to group medical plans, group insurance plans, pension, stock ownership and profit sharing plans.

Supplementary Information

The following supplementary information, which is required under Guide 3 (Statistical Disclosure by Bank Holding Companies), is found in this report on the pages indicated below, and should be read in conjunction with the related financial statements and notes thereto.

Statistical Information
I.       Distribution of Assets, Liabilities and Shareholders' Equity,
         Average Balance Sheets, Yields and Rates                         20-22
         Analysis of Interest Changes Due to Volume and Rates                23

II.      Investment Securities Portfolio                                     29
         Maturities and Average Yields of Investment Securities              30

III.     Loan Portfolio                                                      31
         Loan Maturities and Sensitivity to Changes in Interest Rates        32
         Loan Risk Elements                                               35-37

IV.      Summary of Loan Loss Experience                                     39

V.       Deposits                                                            41

VI.      Return on Equity and Assets                                         43

VII.     Short-term Borrowings                                               42

VIII.    Foreign Operations                                                  45

ITEM 2.       PROPERTIES

In Utah, fifty-eight (58) of Zions First National Bank's ninety-nine (99) offices are located in buildings owned by the Company and the other forty-one
(41) are on leased premises. In Nevada, four (4) of Nevada State Bank's twenty-five (25) offices are located in buildings owned and the other twenty-one
(21) are on leased premises, and in Arizona, National Bank of Arizona owns six
(6) offices and leases eleven (11) offices. The annual rentals under long-term leases for such banking premises are determined under various formulas and include as various factors, operating costs, maintenance and taxes.

The Company's subsidiaries conducting lease financing, insurance, mortgage servicing, and discount brokerage activities operate from leased premises.

For information regarding rental payments, see note 12 of Notes to Consolidated Financial Statements, which appears in Part II, Item 8, on page 74 of this report.

ITEM 3.       LEGAL PROCEEDINGS

The Company is the defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any of such proceedings will have a material adverse effect on its consolidated financial position, operations, or liquidity.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions, and backgrounds of the Company's executive officers as of February 24, 1997, are set forth as follows:

                                                               Positions and Offices Held With Zions                        Officer
Name                            Age                           Bancorporation and Principal Subsidiaries                      since
----                            ---                           -----------------------------------------                     -------

Roy W. Simmons                  81         Chairman of the Company, and  Chairman of the Board of Directors of Zions           1961
                                           First National Bank

Harris H. Simmons               42         President & Chief Executive Officer of the Company; President, Chief                1981
                                           Executive Officer, and Member of the Board of Directors of Zions First
                                           National Bank

Danne L. Buchanan               39         Senior Vice President of the Company, and President of Zions Data Service           1995
                                           Company. Prior to March 1995, Senior Vice President and General Manager of
                                           Zions Data Service Company

Gerald J. Dent                  55         Senior Vice President of the Company, and Executive Vice President of Zions         1987
                                           First National Bank

Dale M. Gibbons                 36         Senior Vice President, Chief Financial Officer and Secretary of the                 1996
                                           Company; Executive Vice President and Secretary of the Board of Directors
                                           of Zions First National Bank. Prior to August 1996, Senior Vice President
                                           of First Interstate Bancorp.

John J. Gisi                    51         Senior Vice President of the Company, and Chairman and Chief Executive              1994
                                           Officer of National Bank of Arizona since 1987

Clark B. Hinckley               49         Senior Vice President of the Company, Prior to March 1994, President of a           1994
                                           Company subsidiary, Zions First National Bank of Arizona.

George B. Hofmann III           47         Senior Vice  President of the Company,  and  President  and Chief  Executive        1995
                                           Officer of Nevada  State Bank.  Prior to April 1995,  Senior Vice  President
                                           of Zions First National Bank.

Walter E. Kelly                 64         Controller of the Company                                                           1980

Ronald L. Johnson               41         Vice President of the Company                                                       1989

                                                         Positions and Offices Held With Zions           Officer
Name                            Age                    Bancorporation and Principal Subsidiaries          since
----                            ---                    -----------------------------------------         -------

A. Scott Anderson               50         Executive Vice President of Zions First National Bank           1990

John B. D'Arcy                  54         Executive Vice President of Zions First National Bank           1989

Peter K. Ellison                54         Executive Vice President of Zions First National Bank           1968

W. David Hemingway              49         Executive Vice President of Zions First National Bank           1976

Nolan X. Bellon                 48         Controller of Zions First National Bank                         1987


PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal market where common stock is traded:

Nasdaq        National Market           Symbol "ZION"

High and low bid quotations on a quarterly basis for the past three years:

                        1996                  1995                  1994
                 -----------------     -----------------     -----------------
                 HIGH       LOW        HIGH       LOW        HIGH       LOW
                 ------     ------     -------    ------     -------    ------
  1st Quarter  $  79.25   $  66.75   $  40.50   $  35.50   $  39.75   $  36.50
  2nd Quarter  $  79.00   $  68.00   $  50.00   $  38.13   $  42.00   $  37.00
  3rd Quarter  $  89.75   $  72.00   $  61.50   $  49.50   $  40.63   $  38.50
  4th Quarter  $ 104.00   $  87.75   $  81.13   $  60.88   $  39.25   $  33.50

Number of common shareholders of record as of latest practicable date:

4,312 common shareholders as of February 24, 1997

Frequency and amount of dividends paid during three years:

                      1ST      2ND     3RD      4TH
                      QTR      QTR     QTR      QTR
                      ---      ---     ---      ---
  1996              $  .41   $  .41  $  .44   $  .44
  1995              $  .30   $  .35  $  .35   $  .41
  1994              $  .28   $  .28  $  .30   $  .30

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

                                                                                 Years ended December 31,
                                                              -----------------------------------------------------------------
       (Amounts in thousands, except per share and ratio         1996          1995          1994         1993          1992
        data)                                                 ----------    ----------   -----------   ----------    ----------

      RESULTS OF OPERATIONS

      Interest income                                       $   478,958  $    430,483  $   353,989   $   293,616  $    278,225
      Interest expense                                          218,485       203,389      155,383       118,959       120,943
                                                              ----------    ----------   -----------   ----------    ----------
      Net interest income                                       260,473       227,094      198,606       174,657       157,282
      Provision for loan losses                                   3,540         2,800        2,181         2,993        10,929
                                                              ----------    ----------   -----------   ----------    ----------
      Net interest income after provision for loan losses       256,933       224,294      196,425       171,664       146,353
      Noninterest income                                        110,891        88,014       73,202        79,880        62,849
      Noninterest expense                                       214,332       190,030      174,900       167,750       139,069
                                                              ----------    ----------   -----------   ----------    ----------
      Income before income taxes and cumulative
         effect of changes in accounting principles             153,492       122,278       94,727        83,794        70,133
      Income taxes                                               52,142        40,950       30,900        27,248        22,924
                                                              ----------    ----------   -----------   ----------    ----------
      Income before cumulative effect of changes in
         accounting principles                                  101,350        81,328       63,827        56,546        47,209
      Cumulative effect of changes in accounting                      -             -            -         1,659             -
         principles                                           ----------    ----------   -----------   ----------    ----------

      Net income                                            $   101,350  $     81,328  $    63,827   $    58,205  $     47,209
                                                              ==========    ==========   ===========   ==========    ==========
      COMMON SHARE DATA

      Income before cumulative effect of changes in
         accounting principles                              $      6.84  $       5.53  $      4.37   $      3.96  $       3.42
      Net income                                                   6.84          5.53         4.37          4.08          3.42
      Dividends                                                    1.70          1.41         1.16           .98           .75
      Book value - year end                                       34.45         29.44        25.12         22.01         18.95
      Market price - year end                                    104.00         80.25        35.88         37.00         38.00

      YEAR END BALANCES

      Assets                                                $ 6,484,964  $  5,620,646  $ 4,934,095   $ 4,801,054  $  4,107,924
      Loans and leases                                        3,344,108     2,806,956    2,391,278     2,486,346     2,107,433
      Deposits                                                4,552,017     4,097,114    3,705,976     3,432,289     3,075,110
      Shareholders' equity                                      507,452       428,506      365,770       312,592       260,070

      RATIOS

      Return on average assets                                   1.59%          1.44%       1.17%         1.25%         1.24%
      Return on average common equity                           21.63%         20.47%      18.82%        20.33%        19.64%
      Average equity to average assets                           7.35%          7.02%       6.22%         6.17%         6.31%
      Tier I leverage - year end                                 8.77%          6.28%       6.24%         5.44%         6.21%
      Tier I risk-based capital - year end                      14.38%         11.38%      11.81%        10.85%        10.23%
      Total risk-based capital - year end                       18.31%         14.23%      14.96%        14.12%        15.13%
      Net interest margin                                        4.56%          4.50%       4.07%         4.23%         4.59%
      Nonperforming assets to total assets - year end             .19%           .17%        .38%          .64%          .77%
      Nonperforming assets to net loans and leases,
         other real estate owned and other nonperforming
         assets at year end                                       .36%           .33%        .79%         1.23%         1.49%

      Net charge-offs (recoveries) to average loans
         and leases                                               .12%           .10%        .19%         (.23)%         .44%
      Allowance for loan losses to net loans and
         leases outstanding at year end                          2.03%          2.41%       2.80%         2.75%         2.84%
      Allowance for loan losses to nonperforming
         loans at year end                                     564.92%        878.82%     471.89%       250.13%       234.00%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Company's financial condition and results of operations as of and for the years ended December 31, 1996, 1995, and 1994 should be read in conjunction with the consolidated financial statements of the Company and detailed information presented elsewhere herein.

PERFORMANCE SUMMARY

Zions Bancorporation achieved record net income of $101.4 million in 1996, an increase of 24.6% over earnings of $81.3 million in 1995, which were up 27.4% over the $63.8 million in 1994. Net income per common share was $6.84 in 1996, compared with $5.53 in 1995 and $4.37 in 1994, an increase of 23.7% and 26.5%, respectively. Dividends per share were $1.70 in 1996, an increase of 20.6% over $1.41 in 1995, which were up 21.6% over $1.16 in 1994.

The return on average shareholders' equity was 21.63% and the return on average assets was 1.59% for 1996, compared with 20.47% and 1.44%, respectively, in 1995, and 18.82% and 1.17%, respectively, in 1994.

The record performance for the Company was driven by a 20.3% growth in average loans and leases that led to a 15.1% increase in taxable-equivalent net interest income to $267.6 million in 1996. Noninterest income increased 26.0% to $110.9 million in 1996, with strong growth in service charges, trust revenue, and loan sales and servicing income. Noninterest expense increased 12.8% to $214.3 million in 1996, reflecting higher personnel costs due to an increase in staff for branch expansion and increased expenditures related to technology initiatives, partially offset by reduced deposit insurance expense. Revenue growth again outpaced expense growth in 1996, bringing the efficiency ratio to 56.63%, a 267 basis-point improvement over 59.30% in 1995. The provision for loan losses totaled $3.5 million in 1996 compared to $2.8 million in 1995. Net charge-offs remained low in 1996, totaling $3.7 million, or .12% of average loans and leases, versus $2.5 million, or .10% in 1995. Nonperforming assets increased slightly to $12.5 million, or .36% of loans and other real estate owned on December 31, 1996 from $9.3 million or .33% on December 31, 1995.

REVIEW OF OPERATIONS

Commercial Banking

With the growth in its branch system through acquisitions and the expansion of its grocery store locations, the Company has achieved significant geographical coverage in each of the three states in which it conducts its commercial banking operations.

The Company's banking subsidiaries have continued their efforts to reduce their cost structures and improve efficiency through the implementation of various programs and systems, and the establishment of benchmarks in various departments to assist in monitoring progress. New technologies have been employed to improve delivery of banking services to our customers and facilitate improved employee productivity.

Utah

Zions First National Bank experienced strong growth in 1996 as net income increased 26.5% to $83.1 million as compared to $65.7 million in 1995. The increase was a result of a $23.3 million increase in net interest income and a $20.5 million increase in noninterest income partially offset by a $16.7 million increase in noninterest expense and a $9.7 million increase in income taxes. Zions First National Bank's "efficiency ratio," or noninterest expense as a percentage of taxable-equivalent net revenues, improved to 54.67% in 1996 as compared to 58.02% in 1995.

Zions First National Bank opened five new grocery store banking centers in 1996, bringing the total number of banking centers in Utah to 26 and total offices in Utah to 99. Three of the five new centers are highly automated with no live tellers, and staffed by one sales person who opens accounts and takes loan applications. These new centers are outfitted with ATMs, video-banking platforms, and customer service telephones to handle banking transactions.

Arizona

Net income at National Bank of Arizona was $14.7 million in 1996 as compared to $12.0 million in 1995, a 22.4% increase. The increase resulted from a net revenues increase of $9.2 million partially offset by a $.5 million increase in the provision for loan losses, a $3.9 million increase in noninterest expense and a $2.1 million increase in income taxes. National Bank of Arizona's efficiency ratio improved to 49.97% in 1996 as compared to 51.47% in 1995.

In 1996, National Bank of Arizona reached $1 billion in assets. The number of its branches increased by 6 for a total of 17 offices. Five of the additional offices resulted from the completion of the acquisition of Southern Arizona Bank in Yuma on May 31, 1996. During 1996, a full-service office was opened in Prescott, Arizona, and a loan production office was also opened in Payson, Arizona.

Nevada

Nevada State Bank achieved net income of $7.2 million in 1996 as compared to $5.9 million in 1995, a 21.9% increase. The increase resulted from a net revenues increase of $3.7 million, partially offset by a $.2 million increase in the provision for loan losses and a $2.2 million increase in noninterest expense. Nevada State Bank's efficiency ratio improved to 64.96% in 1996 as compared to 66.30% in 1995.

During 1996, Nevada State Bank with 25 banking offices, of which 18 are grocery store banking centers, evolved from a community-based business bank to a full-service bank offering all services and products a customer would expect to find at much larger regional banks. Included in the changes were the addition of a Corporate Lending Department focusing on mid-sized lending, the addition of a Private Banking Department, Real Estate Department and Cash Management Group. Consumer loan approvals were consolidated, trust operations expanded, and credit administration expanded to ensure better asset quality.

Other Subsidiaries

Zions Credit Corporation generated $78.6 million in new lease volume and brokered to third parties an additional $3.1 million in leases in 1996. Average lease receivables and conditional sales contracts serviced by Zions Credit Corporation increased 16.6% to $145.1 million in 1996.

Zions Insurance Agency, Inc. and Zions Life Insurance Company produced combined net income of $1.1 million in 1996, a 41.4% increase compared to $.8 million in 1995. The increase in net income was largely attributable to increases in commissions earned on all insurance products, resulting primarily from increased marketing efforts.

Zions Data Service Company engaged in a number of significant projects in 1996, including assistance in implementing a variety of new electronic products in Zions First National Bank. The company installed improvements to the commercial bank's customer information systems, including new software relating to construction lending and deposit account reconciliation systems. The company also implemented a new Human Resource system which is based upon client server technology and added 30 more locations to Zions' wide area network to improve communication, administration, security and responsiveness. The installation of a new cash management system is anticipated in the first quarter of 1997, and new consumer lending and ATM systems are expected to be fully implemented in the second quarter of 1997.

In 1996, Cash Access, Inc. was created as a new subsidiary of Zions Bancorporation to provide an ATM network for cash dispensing ATMs to be installed in convenience stores, service stations, hotels and other businesses. On December 31, 1996, this subsidiary had 40 ATMs installed and operational. An additional 100 ATMs are expected to be installed and operational during the first quarter of 1997.

Zions Mortgage Company achieved a net income of $1.4 million in 1996, a 48.5% increase compared to $1.0 million in 1995. Zions Mortgage Company is a direct subsidiary of Zions First National Bank; therefore, its results of operations are included in the commercial banking operations results. In 1996, Zions Mortgage Company experienced an increase in retail mortgage origination volume of 29.1% to $371.5 million. During the fourth quarter of 1996, Zions Mortgage Company introduced the "Home Express" loan program, which provides a credit decision within four business hours of application.

During 1996, Zions Investment Securities, Inc. contributed $.9 million in pretax income and revenue sharing to the Company's banking operations. Net income, which is included in the commercial banking operations results, was $.4 million, a 26.1% increase from 1995. Zions Investment Securities, Inc. has 32 registered investment advisors who offer a full range of brokerage services and products.

Acquisitions

On May 31, 1996, the Company acquired Southern Arizona Bancorp, Inc. and its banking subsidiary, Southern Arizona Bank, in Yuma, Arizona, for 363,698 shares of common stock. Southern Arizona Bank was merged into Zions Bancorporation's wholly-owned subsidiary, National Bank of Arizona. This acquisition was not material to the Company's consolidated financial position and was accounted for as purchase.

On November 19, 1996, the Company entered into an agreement to acquire Aspen Bancshares, Inc. and its banking subsidiaries Pitkin County Bank and Trust, Centennial Savings Bank, F.S.B., and Valley National Bank of Cortez. Aspen Bancshares has assets of approximately $450 million. The Company currently expects consummation of this acquisition in the second quarter of 1997, subject to regulatory approvals and other conditions of closing. This acquisition is expected to be accounted for as a purchase.

On March 7, 1997, the Company announced an agreement to purchase the deposits and branch facilities of 32 Wells Fargo Bank offices in Arizona, Idaho, Nevada and Utah. The offices have deposits of approximately $550 million. The Company expects this transaction to close in July 1997, subject to regulatory approvals and other conditions of closing.

INCOME STATEMENT ANALYSIS

Net Interest Income, Margin and Interest Rate Spreads

Net interest income on a tax-equivalent basis is the difference between interest earned on assets and interest paid on liabilities, with adjustments made to present yields on assets exempt from income taxes comparable to other taxable income. Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields, and overall interest rates have a major impact on earnings. In 1996, taxable-equivalent net interest income provided 70.7% of the Company's net revenues, compared with 72.5% in 1995 and 73.5% in 1994.

The Company's taxable-equivalent net interest income increased by 15.1% to $267.6 million in 1996 as compared to $232.4 million in 1995. The increased level of taxable-equivalent net interest income was driven by growth in average earning assets, principally loans and leases. The 1995 increase in taxable-equivalent net interest income of 14.3% over the $203.3 million reported in 1994, resulted primarily from the increase in average earning assets and an increased spread between the prime lending rate and the short-term U.S. Treasury rate. The prime lending rate is the primary index used for pricing the Company's loans and the short-term treasury rate is the basis for pricing many of the Company's deposits. The Company manages its earnings sensitivity to interest rate movements, in part, by matching the repricing characteristics of its assets and liabilities and, to a lesser extent, through the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for 1996 was $2.0 million compared to $.7 million in 1995 and $1.0 million in 1994.

The increase in net interest income was partially offset by the continued securitization and sale of loans. Securitized loan sales convert net interest income from loans to gains on loan sales and servicing revenue reported in noninterest income. Loan sales improve the Company's liquidity, limit its exposure to credit losses, and may reduce its capital requirements.

The net interest margin, the ratio of taxable-equivalent net interest income to average earning assets, was 4.56% in 1996, 4.50% in 1995 and 4.07% in 1994. The increase in the margin in 1995 was due primarily to the expansion of the spread between the prime lending rate and short-term U.S. Treasury rates.

Consolidated average balances, the amount of interest earned or paid, the applicable interest rate for the various categories of earning assets and interest-bearing funds which represent the components of net interest income for the year 1996 and the previous four years, and interest differentials on a taxable-equivalent basis and the effect on net interest income of changes due to volume and rates for the years 1996 and 1995 are shown in tables on pages which follow.

In the tables, the principle amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the rate earned on loans. Interest income on nonaccrual loans is included in income only to the extent that cash payments have been received and not applied to principal reductions. Interest on restructured loans is generally accrued at reduced rates.

The incremental tax rate used for calculating the taxable-equivalent adjustment was 30% in 1996, 1995 and 1994, and 32% in 1993 and 1992.

Distribution of Assets, Liabilities, and Shareholders' Equity,
Average Balance Sheets, Yields and Rates

                                                                1996                               1995
                                                  --------------------------------     -----------------------------
                                                                Amount                              Amount
 (Amounts in thousands)                             Average       of        Average      Average      of       Average
                                                    balance   interest1      rate1       balance   interest1    rate1
                                                  ----------  ---------    ---------   ----------  --------   --------
Assets:

Money market investments:
    Interest-bearing deposits                    $   41,175   $  1,954       4.75 %    $   26,539   $  1,288       4.85 %
    Federal funds sold and security resell
      agreements                                    868,295     49,021       5.65 %       910,307     54,344       5.97 %
    Other money market investments                        -          -          - %             -          -          - %
                                                  ----------  ---------                 ----------  --------
           Total money market investments           909,470     50,975       5.60 %       936,846     55,632       5.94 %
                                                  ----------  ---------                 ----------  --------
Securities:
    Held to maturity:
       Taxable                                    1,043,498     69,556       6.67 %       911,237     64,914       7.12 %
       Nontaxable                                   210,339     20,471       9.73 %       210,758     17,714       8.40 %
    Available for sale:
       Taxable                                      376,304     24,478       6.50 %       362,953     23,966       6.60 %
       Nontaxable                                    40,794      3,229       7.92 %           460         30       6.52 %
    Trading account                                 156,365      9,172       5.87 %       146,845      9,248       6.30 %
                                                  ----------  ---------                 ----------  --------
           Total securities                       1,827,300    126,906       6.95 %     1,632,253    115,872       7.10 %
                                                  ----------  ---------                 ----------  --------
Loans:
    Loans held for sale                             150,990     11,509       7.62 %       115,939      9,259       7.99 %
    Net loans and leases2                         2,975,909    296,678       9.97 %     2,483,132    255,043      10.27 %
                                                  ----------  ---------                 ----------  --------
           Total loans                            3,126,899    308,187       9.86 %     2,599,071    264,302      10.17 %
                                                  ----------  ---------                 ----------  --------
Total interest-earning assets                    $5,863,669   $486,068       8.29 %    $5,168,170   $435,806       8.43 %
                                                              ---------                             --------
Cash and due from banks                             318,120                               321,526
Allowance for loan losses                           (68,637)                              (67,803)
Other assets                                        264,543                               236,797
                                                  ----------                            ----------
Total assets                                     $6,377,695                            $5,658,690
                                                  ==========                            ==========

Liabilities:

Interest-bearing deposits:
    Savings and NOW deposits                     $  610,385   $ 19,182       3.14 %    $  719,590   $ 22,492       3.13 %
    Money market and super NOW deposits           1,767,506     67,865       3.84 %     1,425,537     59,465       4.17 %
    Time deposits under $100,000                    664,484     34,807       5.24 %       614,858     32,016       5.21 %
    Time deposits $100,000 or more                  161,379      9,530       5.91 %       121,863      7,358       6.04 %
    Foreign deposits                                120,782      5,391       4.46 %       139,212      7,179       5.16 %
                                                  ----------  ---------                 ----------  --------
           Total interest-bearing deposits        3,324,536    136,775       4.11 %     3,021,060    128,510       4.25 %
                                                  ----------  ---------                 ----------  --------
Borrowed funds:
    Securities sold, not yet purchased               76,518      4,475       5.85 %        90,196      5,619       6.23 %
    Federal funds purchased and security
      repurchase agreements                       1,316,054     66,026       5.02 %     1,037,197     56,645       5.46 %
    FHLB advances and other borrowings:
        Less than one year                           17,725      1,153       6.50 %        20,441      1,406       6.88 %
        Over one year                                78,771      4,817       6.12 %        93,829      6,088       6.49 %
    Long-term debt                                   58,466      5,239       8.96 %        57,506      5,121       8.91 %
                                                  ----------  ---------                 ----------  --------
           Total borrowed funds                   1,547,534     81,710       5.28 %     1,299,169     74,879       5.76 %
                                                  ----------  ---------                 ----------  --------
Total interest-bearing liabilities               $4,872,070   $218,485       4.48 %    $4,320,229   $203,389       4.71 %
                                                              ---------                             --------
Noninterest-bearing deposits                        933,734                               837,211
Other liabilities                                   103,318                               103,982
                                                  ----------                            ----------
Total liabilities                                 5,909,122                             5,261,422
Total shareholders' equity                          468,573                               397,268
                                                  ----------                            ----------
Total liabilities and shareholders' equity       $6,377,695                            $5,658,690
                                                  ==========                            ==========

Spread on average interest-bearing funds                                     3.81 %                                3.72 %
                                                                         =========                             ========

Net interest income and net yield on
   interest-earning assets                                    $267,583       4.56 %                 $232,417       4.50 %
                                                              =========  =========                  ========   ========

----------
1  Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

Distribution of Assets, Liabilities, and Shareholders' Equity,
Average Balance Sheets, Yields And Rates

                                                                   1994                                    1993
                                                     ----------------------------------     ---------------------------------
                                                                    Amount                                Amount
    (Amounts in thousands)                             Average        of       Average        Average       of       Average
                                                       balance    interest(1)   rate(1)       balance    interest(1)  rate(1)
                                                     ----------   ---------   ---------     ----------  ---------   ---------
   Assets:

   Money market investments:
       Interest-bearing deposits                    $   24,389   $      814        3.34 %  $  103,982  $   3,682         3.55 %
       Federal funds sold and security resell          845,320       34,231        4.05 %     656,204     22,918         3.49 %
         agreements
       Other money market investments                        -            -          -  %      28,508        827         2.90 %
                                                     ----------   ---------                 ----------  ---------
              Total money market investments           869,709       35,045        4.03 %     788,694     27,427         3.48 %
                                                     ----------   ---------                 ----------  ---------
   Securities:
       Held to maturity:
          Taxable                                      726,925       41,269        5.68 %     958,776     56,347         5.88 %
          Nontaxable                                   193,810       15,689        8.10 %     147,549     12,434         8.43 %
       Available for sale:
          Taxable                                      334,044       19,916        5.96 %           -          -           -  %
          Nontaxable                                         -            -          -  %           -          -           -  %
       Trading account                                 290,925       16,516        5.68 %     102,840      7,555         7.35 %
                                                     ----------   ---------                 ----------  ---------
              Total securities                       1,545,704       93,390        6.04 %   1,209,165     76,336         6.31 %
                                                     ----------   ---------                 ----------  ---------
   Loans:
       Loans held for sale                             187,506       12,303        6.56 %     185,899     11,273         6.06 %
       Net loans and leases(2)                       2,387,489      217,958        9.13 %   2,036,283    182,559         8.97 %
                                                     ----------   ---------                 ----------  ---------
              Total loans                            2,574,995      230,261        8.94 %   2,222,182    193,832         8.72 %
                                                     ----------   ---------                 ----------  ---------
   Total interest-earning assets                    $4,990,408   $  358,696        7.19 %  $4,220,041  $ 297,595         7.05 %
                                                                  ---------                             ---------
   Cash and due from banks                             333,290                                315,577
   Allowance for loan losses                           (68,248)                               (64,911)
   Other assets                                        201,163                                173,211
                                                     ----------                             ----------
   Total assets                                     $5,456,613                             $4,643,918
                                                     ==========                             ==========
   Liabilities:

   Interest-bearing deposits:
       Savings and NOW deposits                     $  740,339   $   22,262        3.01 %  $  648,178  $  19,222         2.97 %
       Money market and super NOW deposits           1,284,697       39,938        3.11 %   1,117,016     31,109         2.79 %
       Time deposits under $100,000                    516,877       20,469        3.96 %     548,816     23,501         4.28 %
       Time deposits $100,000 or more                   94,680        3,845        4.06 %      79,442      3,010         3.79 %
       Foreign deposits                                108,383        4,444        4.10 %      55,823      1,484         2.66 %
                                                     ----------   ---------                 ----------  ---------
              Total interest-bearing deposits        2,744,976       90,958        3.31 %   2,449,275     78,326         3.20 %
                                                     ----------   ---------                 ----------  ---------
   Borrowed funds:
       Securities sold, not yet purchased              184,405       10,976        5.95 %      69,442      3,039         4.38 %
       Federal funds purchased and security
         repurchase agreements                       1,057,827       41,089        3.88 %     767,309     22,376         2.92 %
       FHLB advances and other borrowings:
           Less than one year                           32,557        1,770        5.44 %      83,123      3,196         3.84 %
           Over one year                               118,607        5,831        4.92 %     111,974      4,599         4.11 %
       Long-term debt                                   59,493        4,759        8.00 %      75,623      7,423         9.82 %
                                                     ----------   ---------                 ----------  ---------
              Total borrowed funds                   1,452,889       64,425        4.43 %   1,107,471     40,633         3.67 %
                                                     ----------   ---------                 ----------  ---------
   Total interest-bearing liabilities               $4,197,865   $  155,383        3.70 %  $3,556,746  $ 118,959         3.34 %
                                                                  ---------                             ---------

   Noninterest-bearing deposits                        838,118                                729,651
   Other liabilities                                    81,449                                 71,190
                                                     ----------                             ----------
   Total liabilities                                 5,117,432                              4,357,587
   Total shareholders' equity                          339,181                                286,331
                                                     ----------                             ----------
   Total liabilities and shareholders' equity       $5,456,613                             $4,643,918
                                                     ==========                             ==========

   Spread on average interest-bearing funds                                        3.49 %                                3.71 %
                                                                              =========                             =========

   Net interest income and net yield on
      interest-earning assets                                    $  203,313        4.07 %              $ 178,636         4.23 %
                                                                  =========   =========                 =========   =========

-----------------
1        Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

Distribution of Assets, Liabilities, and Shareholders' Equity,
Average Balance Sheets, Yields And Rates

                                                                  1992
                                                    --------------------------------
                                                                  Amount
(Amounts in thousands)                                Average       of        Average
                                                      balance   interest(1)    rate(1)
                                                    ----------  ---------     ---------
Assets:

Money market investments:
    Interest-bearing deposits                      $  184,142  $   10,529       5.72 %
    Federal funds sold and security resell            245,866       9,730       3.96 %
      agreements
    Other money market investments                     39,054       1,410       3.61 %
                                                    ----------  ---------
           Total money market investments             469,062      21,669       4.62 %
                                                    ----------  ---------
Securities:
    Held to maturity:
       Taxable                                        766,002      48,854       6.38 %
       Nontaxable                                     125,062      11,163       8.93 %
    Available for sale:
       Taxable                                              -           -         -  %
       Nontaxable                                           -           -         -  %
    Trading account                                    36,912       5,537      15.00 %
                                                    ----------  ---------
           Total securities                           927,976      65,554       7.06 %
                                                    ----------  ---------
Loans:
    Loans held for sale                               186,953      13,804       7.38 %
    Net loans and leases(2)                         1,917,726     180,770       9.43 %
                                                    ----------  ---------
           Total loans                              2,104,679     194,574       9.24 %
                                                    ----------  ---------
Total interest-earning assets                      $3,501,717  $  281,797       8.05 %
                                                                ---------
Cash and due from banks                               236,116
Allowance for loan losses                             (60,116)
Other assets                                          130,115
                                                    ----------
Total assets                                       $3,807,832
                                                    ==========

Liabilities:

Interest-bearing deposits:
    Savings and NOW deposits                       $  494,113  $   17,396       3.52 %
    Money market and super NOW deposits             1,029,499      34,705       3.37 %
    Time deposits under $100,000                      651,226      33,555       5.15 %
    Time deposits $100,000 or more                     95,067       4,419       4.65 %
    Foreign deposits                                   86,479       3,635       4.20 %
                                                    ----------  ---------
           Total interest-bearing deposits          2,356,384      93,710       3.98 %
                                                    ----------  ---------
Borrowed funds:
    Securities sold, not yet purchased                      -           -         -  %
    Federal funds purchased and
      security repurchase agreements                  394,620      12,681       3.21 %
    FHLB advances and other borrowings:
        Less than one year                             78,406       3,218       4.10 %
        Over one year                                  50,450       1,826       3.62 %
    Long-term debt                                     82,219       9,508      11.56 %
                                                    ----------  ---------
           Total borrowed funds                       605,695      27,233       4.50 %
                                                    ----------  ---------
Total interest-bearing liabilities                 $2,962,079  $  120,943       4.08 %
                                                                ---------
Noninterest-bearing deposits                          556,476
Other liabilities                                      48,866
                                                    ----------
Total liabilities                                   3,567,421
Total shareholders' equity                            240,411
                                                    ----------
Total liabilities and shareholders' equity         $3,807,832
                                                    ==========

Spread on average interest-bearing funds                                        3.97 %
                                                                           =========

Net interest income and net yield on                           $  160,854       4.59 %
   interest-earning assets                                      =========  =========

----------
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

         Analysis of Interest Changes Due to Volume and Rate

                                                              1996 over 1995                 1995 over 1994
                                                              --------------                 --------------
                                                       Changes due to        Total     Changes due to       Total
                                                       Volume   Rate(1)     Changes   Volume    Rate(1)     Changes
                                                       ------   ------      -------   ------    ------      -------
 Interest-earning assets:
 Money market investments:
 Interest-bearing deposits                           $    693         (27) $    666   $     77    $   397    $   474

 Federal funds sold and security resell agreements     (2,411)     (2,912)   (5,323)     2,809     17,304     20,113
 Other money market investments
                                                            -           -         -          -          -          -
                                                       -------     -------   -------    ------     ------     ------
       Total money market investments                  (1,718)     (2,939)   (4,657)     2,886     17,701     20,587
                                                       -------     -------   -------    ------     ------     ------
 Securities:
 Held to maturity:
       Taxable                                          8,776      (4,134)    4,642     11,823     11,822     23,645
       Nontaxable                                         (46)      2,803     2,757      1,418        607      2,025
 Available for sale:
       Taxable                                            886        (374)      512      1,807      2,243      4,050
       Nontaxable                                       3,192           7     3,199         30          -         30
 Trading account                                          552        (628)      (76)    (8,175)       907    ( 7,268)
                                                       -------     -------   -------    ------     ------     ------
       Total securities                                13,360      (2,326)   11,034      6,903     15,579     22,482
                                                       -------     -------   -------    ------     ------     ------
 Loans:
 Loans held for sale                                    2,674        (424)    2,250     (4,697)     1,653     (3,044)
 Net loans and leases(2)                               49,110      (7,475)   41,635      9,019     28,066     37,085
                                                       -------     -------   -------    ------     ------     ------
       Total loans                                     51,784      (7,899)   43,885      4,322     29,719     34,041
                                                       -------     -------   -------    ------     ------     ------
 Total interest-earning assets                        $63,426    $(13,164)  $50,262    $14,111    $62,999    $77,110
                                                       -------     -------   -------    ------     ------     ------

 Interest-bearing liabilities:
 Deposits:
 Savings and NOW deposits                            $ (3,387)      $  77   $(3,310)   $  (602) $     832    $   230
 Money market and super NOW deposits                   13,124      (4,724)    8,400      4,761     14,766     19,527
 Time deposits under $100,000                           2,589         202     2,791      4,332      7,215     11,547
 Time deposits $100,000 or more                         2,328        (156)    2,172      1,302      2,211      3,513
 Foreign deposits                                        (818)       (970)   (1,788)       973      1,762      2,735
                                                       -------     -------   -------    ------     ------     ------
       Total interest-bearing deposits                 13,836       5,571)    8,265     10,766     26,786     37,552
                                                       -------     -------   -------    ------     ------     ------
 Borrowed funds:
 Securities sold, not yet purchased                      (801)       (343)   (1,144)    (5,609)       252     (5,357)
 Federal funds purchased and
   security repurchase agreements                      13,959      (4,578)    9,381       (846)    16,402     15,556
 FHLB advances and other borrowings:
       Less than one year                                (176)        (77)     (253)      (658)       294       (364)
       Over one year                                     (925)       (346)   (1,271)    (1,215)     1,472        257
 Long-term debt                                            87          31       118       (159)       521        362
                                                       -------     -------   -------    ------     ------     ------
       Total borrowed funds                            12,144      (5,313)    6,831     (8,487)    18,941     10,454
                                                       -------     -------   -------    ------     ------     ------
 Total interest-bearing liabilities                   $25,980    $(10,884)  $15,096   $  2,279    $45,727    $48,006
                                                       -------     -------   -------    ------     ------     ------
 Change in net interest income                        $37,446    $ (2,280)  $35,166    $11,832    $17,272    $29,104
                                                       =======     =======   =======    ======     ======     ======

----------
 1  Taxable-equivalent rates used where applicable.
 2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

In the analysis of interest changes due to volume and rates, the changes due to the volume/rate variance have been allocated to volume with the following exceptions: when volume and rate have both increased, the variance has been allocated proportionately to both volume and rate; when the rate has increased and volume has decreased, the variance has been allocated to rate.

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The provision for loan losses was $3.5 million in 1996 and was incurred in the Company's Arizona and Nevada bank subsidiaries. No provision was recognized by the Company's Utah bank in 1996. The total loan loss provision was $2.8 million in 1995 and $2.2 million in 1994. Although the provision has increased in recent years, for 1996 it comprised only .12% of average loans.

Noninterest Income

Noninterest income is a growing portion of the Company's net revenue comprising 29.3% of revenue in 1996 compared to 27.5% in 1995 and 26.5% in 1994. Noninterest income was $110.9 million in 1996, an increase of 26.0% over $88.0 million in 1995, which was up 20.2% over $73.2 million in 1994. Primary contributors to the increase in noninterest income in 1996 and 1995 were service charges on deposit accounts; other services charges, commissions and fees; and loan sales and servicing income.

Deposit service charges increased 15.8% to $32.8 million in 1996 and 17.8% in 1995 reflecting continued expansion of the Company's deposit base as well as price adjustments. Other service charges, commissions and fees were $27.9 million in 1996, an increase of 15.5% over 1995 which was 9.8% above 1994. Loan sales and servicing income rose 44.7% in 1996 to $35.1 million over $24.3 million in 1995 and was more than double the amount earned in 1994. Loans serviced for others amounted to $2.4 billion in 1996.

Trust income increased to $5.2 million in 1996, up 19.3% over 1995. Trading account income improved in 1996 to $2.7 million from a net loss of $1.2 million in 1995. The Company consolidated its capital markets operations in Salt Lake City from New York after a $3.1 million trading loss was incurred in the first quarter of 1995. The investment securities gains and losses in the years 1994 through 1996 largely resulted from the sale of securities from the available-for-sale portfolio and have been immaterial. Other income, which includes certain fees; income from unconsolidated subsidiaries and associated companies; net gains on sales of fixed assets, mortgage servicing and other assets; and other items has been relatively stable from 1994 through 1996, except in 1995 when $1.3 million in interest on a state income tax refund was received.

The following table presents the components of noninterest income for the years indicated and a year-to-year comparison expressed in terms of percent changes.

                                                         Noninterest Income

                                              Percent          Percent            Percent            Percent
(Amounts in thousands)                 1996   Change    1995   Change    1994      Change    1993    Change    1992
                                       ----   ------    ----   ------    ----      ------    ----    ------    ----
Service charges on deposit accounts  $ 32,825   15.8% $28,347   17.8%   $24,058      5.2%   $22,875     17.4% $19,484
Other service charges,
  commissions and fees                 27,908   15.5   24,169    9.8     22,008      2.9     21,392     13.4   18,871
Trust income                            5,195   19.3    4,355     .5      4,334     (6.2)     4,622       .2    4,614
Investment securities gains (losses),     123  183.1     (148)  50.5       (299)(1,658.8)       (17)  (105.2)     327
  net
Trading account income (loss)           2,721  318.2   (1,247)(245.0)       860    (63.4)     2,350    (47.0)   4,437
Loan sales and servicing income        35,098   44.7   24,254   66.2     14,596    (32.0)    21,471    226.7    6,573
Other income                            7,021  (18.0)   8,284    8.4      7,645      6.4      7,187    (15.9)   8,543
                                        -----           -----             -----             -------           -------
Total                                $110,891   26.0% $88,014   20.2%   $73,202     (8.4)%  $79,880     27.1% $62,849
                                      ======= ======   ====== ======     ====== =========   =======   ======  =======

Noninterest Expense

The Company's noninterest expense was $214.3 million in 1996, an increase of 12.8% over $190.0 million in 1995, which was up 8.7% over the $174.9 million in 1994. Comparing significant noninterest expense categories in 1996 to 1995, salaries and employee benefits increased 14.7% to $118.1 million, occupancy expense increased 8.9% to $11.3 million, furniture and equipment expense increased 19.7% to $15.8 million, FDIC premiums decreased 99.8% to $9 thousand and the total of all other expenses increased 16.4% to $69.1 million. Comparing significant noninterest expense categories in 1995 to 1994, salaries and employee benefits increased 10.3% to $103.0 million, occupancy expense increased 7.8% to $10.4 million, furniture and equipment expense increased 16.8% to $13.2 million, FDIC premiums decreased 45.9% to $4.1 million and the total of all other expenses increased 11.9% to $59.4 million.

In 1996 and 1995, salaries and employee benefits increased primarily as a result of increased staffing, resulting from the acquisition and opening of new offices and additional investment in personnel in selected areas, as well as general salary increases and bonuses, commissions and profit-sharing costs which are based on increased profitability. The occupancy, furniture and equipment expense increase resulted primarily from the addition of office facilities, the expansion of ATM networks, installation of personal computers and local area networks and expenses related to technology initiatives. The increase in all other expenses resulted primarily from increases in supplies and telecommunication expenses related to acquisitions and expansion and increased expenditures in selected areas to enhance revenue growth.

On December 31, 1996, the Company had 3,077 full-time equivalent employees, 142 offices and 327 ATMs for increases of 7.8%, 8.4% and 28.2%, respectively, compared to year-end 1995. On December 31, 1995, the Company had 2,855 full-time equivalent employees, 131 offices and 255 ATMs for increases of 5.7%, 11.0% and 18.6%, respectively, compared to year-end 1994.

The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues, improved to 56.63% in 1996 compared to 59.30% in 1995 and 63.25% in 1994.

The following table presents the components of noninterest expense for the years indicated and a year-to-year comparison expressed in terms of percent changes.

                                                         Noninterest Expense

                                      Percent              Percent               Percent               Percent
(Amounts in thousands)       1996     Change      1995     Change       1994      Change     1993      Change      1992
                             ----     ------      ----     ------       ----      ------     ----      ------      ----
Salaries and employee
   benefits                  $118,095   14.7%    $102,951   10.3%     $ 93,331       9.1%   $  85,549    21.8%   $  70,242
Occupancy, net                 11,321    8.9       10,398    7.8         9,647      18.1        8,168    12.7        7,248
Furniture and equipment        15,765   19.7       13,174   16.8        11,276      21.3        9,294    21.0        7,681
Other real estate expense        (240)(396.3)          81  192.0           (88)   (119.6)         450   (82.4)       2,559
Legal and professional
   services                     4,653    8.6        4,285  (16.7)        5,142        .1        5,136    42.0        3,616
Supplies                        6,253   19.5        5,231    8.5         4,819       6.2        4,537    17.5        3,860
Postage                         5,334    4.1        5,125    8.5         4,723       9.0        4,334    20.0        3,611
Advertising                     5,296    1.4        5,221   51.5         3,447      (1.9)       3,515     8.6        3,236
F.D.I.C. premiums                   9  (99.8)       4,084  (45.9)        7,547       4.0        7,257    16.4        6,235
Amortization of
   intangible assets            3,599    (.6)       3,621    1.9         3,692     (16.7)       4,432    (2.2)       4,530
Loss on early
   extinguishment
   of debt                          -      -            -      -             -    (100.0)       6,022       -            -
Other expenses                 44,247   23.4       35,859   14.3        31,364       7.9       29,056    10.7       26,251
                             --------            --------             --------               --------             --------
Total                        $214,332   12.8%    $190,030    8.7%     $174,900       4.3%    $167,750    20.6%    $139,069
                             ======== ======     ========  =====      ========   =======     ========  ======     ========

                                                   Full-Time Equivalent Employees

                                            1996              1995                1994                1993               1992
                                            ----              ----                ----                ----               ----
Commercial banking
     Utah                                  2,091             1,975               1,911               2,044              1,590
     Arizona                                 414               324                 309                 243                217
     Nevada                                  359               351                 286                 286                291
                                           -----             -----               -----               -----              -----
                                           2,864             2,650               2,506               2,573              2,098
Other                                        213               205                 189                 188                395
                                           -----             -----               -----               -----              -----
     Total                                 3,077             2,855               2,695               2,761              2,493

                                                Commercial Banking Offices and ATM's

                                            1996               1995                1994               1993               1992
                                            ----               ----                ----               ----               ----
Domestic offices
     Traditional branches                     97                 91                  84                 84                 78
     Banking centers
        in grocery stores                     44                 39                  33                 29                 27
Foreign office                                 1                  1                   1                  1                  1
                                             ---                ---                 ---                ---                ---
         Total                               142                131                 118                114                106

ATM's                                        327                255                 215                175                120


Income Taxes

The Company's income tax expense for the year 1996 was $52.1 million compared to $41.0 million in 1995 and $30.9 million in 1994. The increases in income taxes were primarily due to the increases in taxable income. The Company's effective income tax rate was 34.0% in 1996, up slightly from 33.5% in 1995, which was up from 32.6% in 1994.

Quarterly Summary

The following table presents a summary of earnings and end-of-period balances by quarter for the years ended December 31, 1996, 1995 and 1994:

                                           Quarterly Financial Information (Unaudited)

                                                                                              Income
                       Gross           Net           Non-       Provision        Non-         before
(Amounts in           interest      interest       interest      for loan      interest       income
thousands)             income        income         income        losses       expenses        taxes      Net income
--------------------------------------------------------------------------------------------------------------------
Quarter
1996:
   First                $113,508       $ 59,949      $ 26,077       $   600      $ 49,752       $ 35,674   $  23,671
   Second                116,078         63,490        26,526           840        51,440         37,816      25,064
   Third                 122,081         65,768        28,993           760        54,386         39,535      25,760
   Fourth                127,291         71,266        29,295         1,340        58,754         40,467      26,855
                        --------       --------      --------        ------      --------       --------    --------
      Total             $478,958       $260,473      $110,891        $3,540      $214,332       $153,492    $101,350
                        ========       ========     =========        ======      ========       ========    ========

1995:
   First               $  97,779       $ 53,201      $ 17,341        $  600      $ 46,118       $ 23,824    $ 16,001
   Second                105,436         55,897        22,105           850        45,882         31,270      20,521
   Third                 113,579         57,923        23,936           800        47,015         34,044      22,291
   Fourth                113,689         60,073        24,632           550        51,015         33,140      22,515
                        --------       --------      --------        ------      --------       --------    --------
      Total             $430,483       $227,094     $  88,014        $2,800      $190,030       $122,278    $ 81,328
                        ========       ========     =========        ======      ========       ========    ========

1994:
   First                $ 77,213       $ 44,801     $  16,396        $  290      $ 42,491       $ 18,416    $ 12,438
   Second                 86,772         48,741        18,465           467        41,996         24,743      16,418
   Third                  94,939         51,859        20,109           440        44,739         26,789      17,665
   Fourth                 95,065         53,205        18,232           984        45,674         24,779      17,306
                        --------       --------      --------        ------      --------       --------    --------
      Total             $353,989       $198,606     $  73,202        $2,181      $174,900       $ 94,727    $ 63,827
                        ========       ========     =========        ======      ========       ========    ========

                                                                                Allowance                   Share-
(Amounts in            Total        Money market                 Net loans      for loan       Total       holders'
thousands)             assets       investments    Securities    and leases       losses      deposits      equity
------------------- -------------   ------------  ------------- ------------- ------------- ------------- -----------
End of Quarter
1996:
   First              $6,202,683      $1,037,825    $1,620,921    $2,971,033       $67,625    $4,170,996     $438,622
   Second              6,087,914         386,382     1,942,302     3,212,191        69,272     4,340,316      473,522
   Third               6,783,341         992,846     1,886,533     3,313,932        69,337     4,572,555      490,485
   Fourth              6,484,964         613,429     1,809,688     3,452,543        69,954     4,552,017      507,452

1995:
   First              $5,105,608      $  639,101    $1,555,577    $2,474,801       $67,372    $3,786,428     $380,975
   Second              5,664,339         927,646     1,594,203     2,651,732        67,753     3,890,180      392,285
   Third               5,667,670         759,498     1,716,350     2,679,485        68,309     4,095,014      409,966
   Fourth              5,620,646         687,251     1,540,489     2,806,956        67,555     4,097,114      428,506

1994:
   First              $5,232,172      $  677,125    $1,626,260    $2,531,806       $67,984    $3,493,502     $318,708
   Second              5,452,447         830,288     1,552,256     2,665,104        68,981     3,599,176      341,818
   Third               5,228,382         667,013     1,532,726     2,574,644        66,847     3,628,273      354,330
   Fourth              4,934,095         403,446     1,663,433     2,391,278        67,018     3,705,976      365,770

BALANCE SHEET ANALYSIS

Earning Assets

Earning assets consist of money market investments, securities and loans. A comparative average balance sheet report, including earnings assets, is presented in pages 20 through 22.

Average earning assets increased 13.5% to $5,863.7 million in 1996 compared to $5,168.2 million in 1995. Earning assets comprised 91.9% of total average assets in 1996 compared with 91.3% in 1995.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements decreased 2.9% to $909.5 million in 1996 compared to $936.8 million in 1995.

Average securities increased 11.9% to $1,827.3 million in 1996, compared to $1,632.3 million in 1995. Average held to maturity securities increased 11.8% to $1,253.8 million, available for sale securities increased 14.8% to $417.1 million and trading account securities increased 6.5% to $156.4 million.

Average net loans and leases increased 20.3% to $3,126.9 million in 1996 compared to $2,599.1 million in 1995, representing 53.3% of earning assets in 1996 compared to 50.3% in 1995. Average net loans and leases were 73.4% of average total deposits in 1996, as compared to 67.4% in 1995.

Investment Securities Portfolio

The tables that follow present the Company's year-end investment securities portfolio for the years indicated and maturities and average yields on securities on December 31, 1996.

                                           Investment Securities Portfolio

                                                                          December 31,
                                           -----------------------------------------------------------------------------
                                                      1996                      1995                     1994
                                            ------------------------ -------------------------   -----------------------
                                             Amortized     Market       Amortized     Market      Amortized     Market
(Amounts in thousands)                          Cost        Value        Cost          Value        Cost         Value
                                            -----------   ----------  ----------    ----------   ----------  -----------
Held to maturity:
     U.S. government agencies
         and corporations:
              Small Business
                  Administration loan-
                  backed securities          $  487,748   $  491,785  $  529,376    $  541,014   $  460,163   $  459,313
              Other agency securities           518,308      517,892     265,430       263,522      271,440      262,144
     States and political subdivisions          255,321      259,560     225,231       230,149      243,225      242,754
     Mortgage-backed securities                  60,784       61,844      58,546        59,249       56,079       54,587
                                             ----------   ----------  ----------    ----------   ----------  -----------
                                              1,322,161    1,331,081   1,078,583     1,093,934    1,030,907    1,018,798
                                             ----------   ----------  ----------    ----------   ----------  -----------
Available for sale:
     U.S. Treasury securities                    14,655       14,707      17,691        17,728       48,269       47,177
     U.S. government agencies                   120,620      116,500      71,038        70,952       33,304       33,304
     States and political subdivisions           39,118       40,766      40,153        42,084            -            -
     Mortgage and other
         asset-backed securities                 86,007       84,865      69,469        69,333       55,560       54,334
                                             ----------   ----------  ----------    ----------   ----------  -----------
                                                260,400      256,838     198,351       200,097      137,133      134,815
                                             ----------   ----------  ----------    ----------   ----------   ----------
     Equity securities:
         Mutual funds:
              Accessor Funds, Inc.              109,071      109,100     118,899       119,971      118,803      111,529
              Other                                   -            -         564           564          534          534
         Stock:
              Federal Home Loan
                Bank                             79,593       79,593      71,988        71,988       65,861       65,861
              Other                               7,343        7,920       5,386         5,580        2,785        2,839
                                             ----------   ----------  ----------    ----------   ----------   ----------
                                                196,007      196,613     196,837       198,103      187,983      180,763
                                             ----------   ----------  ----------    ----------   ----------   ----------
                                                456,407      453,451     395,188       398,200      325,116      315,578
                                             ----------   ----------  ----------    ----------   ----------   ----------
Total                                        $1,778,568   $1,784,532  $1,473,771    $1,492,134   $1,356,023   $1,334,376
                                             ==========   ==========  ==========    ==========   ==========   ==========

                                             Maturities and Average Yields on Securities
                                                        on December 31, 1996

                                                                 After one           After five
                            Total              Within            but within          but within           After
                          securities          one year           five years          ten years          ten years
                         --------------    ---------------     ---------------    ---------------     --------------
(Amounts in millions)    Amount  Yield*    Amount   Yield*     Amount   Yield*    Amount   Yield*     Amount  Yield*
                         ------  ------    ------   ------     ------   ------    ------   ------     ------  ------
Held to maturity:
U. S. government
  agencies and
  corporations:
     Small Business
      Administration
        loan-backed
        securities     $  487.8     7.0%   $ 58.3      7.0%     $185.1    7.0%     $130.9     7.0%    $113.5     7.0%
     Other agency
       securities         518.3     6.6%     43.4      5.8%      289.8    6.5%      176.8     7.0%       8.3     7.3%
States and political
  subdivisions            255.3     8.0%     31.6      6.9%      109.4    8.1%       80.9     8.3%      33.4     8.2%
Mortgage-backed
  securities               60.8     6.5%     11.3      6.5%       27.7    6.5%       14.3     6.6%       7.5     6.5%
                       --------            ------               ------             ------             ------
                        1,322.2     7.1%    144.6      6.6%      612.0    7.0%      402.9     7.3%     162.7     7.3%
                       --------            ------               ------             ------             ------
Available for sale:
U.S. Treasury
  securities               14.7     5.6%      9.5      5.2%        5.0    6.2%         .2     9.9%         -       -%
U.S. government
  agencies                120.6     7.0%     58.4      7.7%       47.2    6.2%       15.0     7.1%         -       -%
States and political
  subdivisions             39.1     8.2%       -         -%       19.3    8.0%       19.8     8.3%         -       -%
Mortgage and other
  asset-backed
  securities               86.0     6.8%     10.7      7.0%       37.2    7.1%       17.8     6.5%      20.3     6.4%
                       --------            ------               ------             ------             ------
                          260.4     6.9%     78.6      7.3%      108.7    6.8%       52.8     7.4%      20.3     6.4%
                       --------            ------               ------             ------             ------

Equity securities:
  Mutual funds:
    Accessor Funds Inc.   109.1     5.6%                                                               109.1     5.6%
    Other                     -       -%                                                                   -       -%
Stock:
  Federal Home
    Loan Bank              79.6     7.9%                                                                79.6     7.9%
  Other                     7.3     3.6%                                                                 7.3     3.6%
                       --------                                                                       ------
                          196.0     6.5%                                                               196.0     6.5%
                       --------                                                                       ------
                          456.4     6.8%     78.6      7.3%      108.7    6.8%       52.8     7.4%     216.3     6.5%
                       --------            ------               ------             ------             ------
Total                  $1,778.6     7.0%   $223.2      6.8%     $720.7    6.9%     $455.7     7.3%    $379.0     6.8%
                       ========            ======               ======             ======             ======

*An effective tax rate of 30% was used to adjust tax-exempt securities yields to rates comparable to those on fully taxable securities.

At December 31, 1996, the value of the Accessor Funds Inc. and the Federal Home Loan Bank of Seattle stock each exceeded ten percent of shareholders' equity.

Loan Portfolio

During 1996, excluding long-term residential mortgages, the Company consummated securitized loan sales of automobile loans, credit card receivables, home equity credit lines and SBA loans totaling $743.1 million. After these sales, loans and leases on December 31, 1996 totaled $3,452.5 million, an increase of 23.0% compared to $2,807.0 million on December 31, 1995. Loans held for sale on December 31, 1996 increased 19.3% from year-end 1995. Comparing year-end 1996 with year-end 1995, commercial loans, real estate loans, lease financing and other receivables increased 13.8%, 35.0% 20.6% and 34.0%, respectively, as consumer loans decreased 10.7%.

The tables that follow set forth the amount of loans outstanding by type on December 31 for the years indicated and the maturity distribution and sensitivity to changes in interest rates of the portfolio on December 31, 1996.

                                                       Loan Portfolio by Type

                                                                          December 31,
                                         -------------------------------------------------------------
(Amounts in thousands)                      1996         1995         1994         1993         1992
                                         ----------   ----------   ----------   ----------   ----------
Loans held for sale                      $  150,467   $  126,124   $  108,649   $  238,206   $  229,465
                                         ----------   ----------   ----------   ----------   ----------

Commercial, financial and agricultural      783,589      688,466      495,647      511,982      593,248
                                         ----------   ----------   ----------   ----------   ----------

Real estate:
     Construction                           323,668      268,812      218,244      213,114      118,185
     Other:
        Home equity credit line             165,134       90,730       40,007      159,998      148,245
        1-4 family residential              534,845      420,523      452,131      367,001      155,831
        Other real estate-secured         1,057,962      761,380      570,285      495,889      299,769
                                         ----------   ----------   ----------   ----------   ----------
                                          2,081,609    1,541,445    1,280,667    1,236,002      722,030
                                         ----------   ----------   ----------   ----------   ----------
Consumer:
     Bankcard                                37,089       52,252       41,035       27,522       24,293
     Other                                  267,456      288,898      349,998      351,157      430,123
                                         ----------   ----------   ----------   ----------   ----------
                                            304,545      341,150      391,033      378,679      454,416
                                         ----------   ----------   ----------   ----------   ----------

Lease financing                             159,825      132,520      129,547      130,450      124,480
                                         ----------   ----------   ----------   ----------   ----------

Other receivables                            10,989        8,203       10,509       12,857        8,574
                                         ----------   ----------   ----------   ----------   ----------
        Total loans                      $3,491,024   $2,837,908   $2,416,052   $2,508,176   $2,132,213
                                         ==========   ==========   ==========   ==========   ==========

The Company has no foreign loans in its loan portfolio.

                                 Loan Maturities
                              On December 31, 1996


                                                                                      Maturities
                                                                -----------------------------------------------------
                                                                     One        One year         Over
                                                                 year or         through         five
(Amounts in millions)                                              less       five years         years           Total
                                                                --------        --------     ---------        --------

Loans held for sale                                            $   150.5       $       -     $      -         $  150.5
                                                                --------        --------     ---------        --------

Commercial, financial, and agricultural                            454.0           242.8          86.8           783.6
                                                                --------        --------     ---------        --------

Real estate:
         Construction                                              281.5            42.2             -           323.7
         Other:
             Home equity credit line                                 5.9             1.5         157.7           165.1
             1-4 family residential                                 35.1           115.2         384.5           534.8
             Other real estate-secured                             145.9           232.8         679.3         1,058.0
                                                                --------        --------     ---------        --------
                                                                   468.4           391.7       1,221.5         2,081.6
                                                                --------        --------     ---------        --------
Consumer:
         Bankcard                                                      -            37.1             -            37.1
         Other                                                      63.4           140.0          64.0           267.4
                                                                --------        --------     ---------        --------
                                                                    63.4           177.1          64.0           304.5
                                                                --------        --------     ---------        --------

Lease financing                                                     11.2           112.5          36.1           159.8
                                                                --------        --------     ---------        --------

Other receivables                                                   11.0               -             -            11.0
                                                                --------        --------     ---------        --------
         Total                                                  $1,158.5          $924.1      $1,408.4        $3,491.0
                                                                ========        ========     =========        ========

Loans maturing in more than one year:
         With fixed interest rates                                                $440.2     $   655.2        $1,095.4
         With variable interest rates                                              483.9         753.2         1,237.1
                                                                                --------     ---------        --------
                  Total                                                           $924.1      $1,408.4        $2,332.5
                                                                                 ========     =========       ========

Sold Loans Being Serviced

On December 31, 1996, long-term first mortgage real estate loans serviced for others amounted to $1,542.0 million compared to $1,447.9 million on December 31, 1995, and $1,704.5 million on December 31, 1994.

Consumer and other loan securitizations, which relate primarily to loans sold under revolving securitization structures, totaled $743.1 million in 1996, $615.1 million in 1995, and $703.0 million in 1994.

The Company's activity in its sold loans being serviced portfolio (excluding long-term first mortgage residential real estate loans) is summarized as follows:

                                                      Sold Loans Being Serviced

                                               1996                        1995                       1994
                                      ----------------------     ------------------------     ---------------------
                                                 Outstanding                  Outstanding               Outstanding
(Amounts in thousands)                Sales      at year end     Sales        at year end     Sales     at year end
                                      -------    -----------     --------     -----------     --------  -----------
Auto loans                           $283,542        $433,831    $263,997      $419,158       $303,786      $380,337
Home equity credit lines              180,173         220,501     195,569       219,750        192,429       185,168
Bankcard receivables                  238,287          85,442     155,574        55,000        163,104        55,000
Home refinance loans                        -          67,582           -        99,008              -       122,847
SBA 504 loans                               -          30,635           -        38,573         43,694        43,205
SBA 7(a) loans                         41,095          29,896           -             -               -            -
                                     --------        --------    --------      --------       ---------     --------
         Total                       $743,097        $867,887    $615,140      $831,489       $703,013      $786,557
                                     ========        ========    ========      ========       =========     ========

RISK ELEMENTS

Credit Risk Management

Management of credit risk is essential in maintaining a safe and sound institution. The Company has structured its organization to separate the lending function from the credit administration function to strengthen the control and independent evaluation of credit activities. Loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has well-defined standards for grading its loan portfolio, and management utilizes a comprehensive loan grading system to determine risk potential in the portfolio. A separate internal credit examination department periodically conducts examinations of the quality, documentation and administration of the Company's lending departments, and submits reports thereon to a committee of the board of directors. Emphasis is placed on early detection of potential problem credits so that action plans can be developed on a timely basis to mitigate losses.


Another aspect of the Company's credit risk management strategy is the diversification of the loan portfolio. At year end, the Company had 4% of its portfolio in loans held for sale, 23% in commercial loans, 60% in real estate loans, 9% in consumer loans, and 4% in lease financing. The Company's real estate portfolio is also diversified. Of the total portfolio, 9% is in real estate construction loans, 5% is in home equity credit lines, 16% is in 1-4 family residential loans and 30% is in commercial loans secured by real estate. In addition, the Company attempts to avoid the risk of an undue concentration of credits in a particular industry or trade group. The commercial loan and lease portfolio consists of approximately 17 industry classification groupings. On December 31, 1996, the larger concentrations of risk in the commercial loan and leasing portfolio were represented by the real estate, business service, retail, and manufacturing industry groupings, which comprised approximately 18%, 14%, 14% and 13%, respectively, of the portfolio. The Company has a well-diversified loan portfolio with no significant exposure to highly leveraged transactions. Most of the Company's business activity is with customers located within the states of Utah, Nevada and Arizona, and it has no foreign credits in its loan portfolio. Also, the Company does not have significant exposure to any individual customer or counterparty.

Loan Risk Elements

The following table shows the principal amounts of nonaccrual, past due 90 days or more, restructured loans, and potential problem loans at December 31 for each year indicated:

                                                                                  December 31,
                                                                ----------------------------------------------------
(Amounts in thousands)                                            1996       1995      1994       1993        1992
                                                                --------   --------  --------    -------    --------
Nonaccrual loans                                               $ 11,526    $ 7,438   $  13,635   $  23,364  $ 21,556

Loans contractually past due 90 days or more (not included
   in nonaccrual loans above)                                     3,553      5,232       3,041      10,821     6,409

Restructured loans (not included in nonaccrual loans or
   loans contractually past due 90 days or more)                    857        249         567       4,006     4,003

Potential problem loans (loans presently current by their
   terms, but about which mhanagement has serious doubt as
   to the future ability of the borrower to comply with
   present repayment terms)                                           -          -           -       1,114     6,263

Includes loans held for sale.

Impact of Nonperforming Loans on Interest Income

The following table presents the gross interest income on nonaccrual and restructured loans that would have been recorded if these loans had been current in accordance with their original terms (interest at original rates), and the amount of interest income on these loans that was included in income for each year indicated:

                                                1996                     1995                      1994
                                      -----------------------  ------------------------  ------------------------
                                                 Re-                       Re-                      Re-
                                        Non-    struc-           Non-    struc-            Non-    struc-
(Amounts in thousands)                accrual   tured   Total   accrual  tured   Total   accrual   tured    Total
                                      -------  ------  ------  --------  ------  ------  -------- -------  ------
Gross amount of interest that
   would have been recorded at       $  1,285 $   92  $1,377  $  1,041  $   27  $1,068  $  1,713 $   53   $ 1,766
   original rate

Interest that was included
   in income                              629     91     720       449      25     474       371     45       416
                                      -------  ------  ------  --------  ------  ------  -------- -------  ------
Net impact on interest income        $    656 $    1  $  657  $    592  $    2  $  594  $  1,342 $    8   $ 1,350
                                      =======  ======  ======  ========  ======  ======  ======== =======  ======

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is in the process of collection and well-secured. Consumer loans are not placed on a nonaccrual status, inasmuch as they are generally charged off when they become 120 days past due. Loans are restructured to provide a reduction or deferral of interest or principal payments when the financial condition of the borrower deteriorates and requires that the borrower be given temporary or permanent relief from the original contractual terms of the credit. Other real estate owned is primarily acquired through or in lieu of foreclosure on credits secured by real estate.

The Company's nonperforming assets were $12.5 million on December 31, 1996, up from $9.3 million on December 31, 1995. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .36% on December 31, 1996, as compared to .33% on December 31, 1995.

Accruing loans past due 90 days or more totaled $3.6 million on December 31, 1996, down from $5.2 million on December 31, 1995. These loans equaled .10% of net loans and leases on December 31, 1996, as compared to .19% on December 31, 1995.

No loans were considered potential problem loans on December 31, 1996 or 1995. Potential problem loans are defined as loans presently on accrual and current by their terms, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans, in accordance with Financial Accounting Standard statements and included in nonaccrual loans and leases, amounted to $7.8 million and $3.4 million on December 31, 1996 and 1995, respectively. The Company considers a loan to be impaired when the accrual of interest has been discontinued and meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on December 31, 1996 and 1995, is a required allowance of $25 thousand and $22 thousand respectively, on $1.0 million and $.9 million, respectively, of the recorded investment in impaired loans.

The following table sets forth the composition of nonperforming assets at December 31 for the years indicated.

                                                        Nonperforming Assets

                                                                               December 31,
                                                       ------------------------------------------------
(Amounts in thousands)                                    1996      1995      1994      1993      1992
                                                        -------   -------   -------   -------   -------
Nonaccrual loans:
    Commercial, financial and agricultural              $ 4,876   $ 2,293   $ 5,736   $ 6,969   $ 2,981
    Real estate                                           5,154     2,754     5,290    12,277    13,973
    Consumer                                                716       866       862       607     1,377
    Lease financing                                         779     1,395     1,747     3,511     3,225
    Other                                                     1       130      --        --        --
                                                        -------   -------   -------   -------   -------
      Total                                              11,526     7,438    13,635    23,364    21,556
                                                        -------   -------   -------   -------   -------
Restructured loans:
    Commercial, financial and agricultural                  144      --        --           8     1,204
    Real estate                                             713       249       567     3,998     2,799
                                                        -------   -------   -------   -------   -------
      Total                                                 857       249       567     4,006     4,003
                                                        -------   -------   -------   -------   -------
Other real estate owned:
    Commercial, financial and agricultural:
      Improved                                             --         425       415       844     3,099
      Unimproved                                             30       200     1,018       904     1,844
    Residential:
      1-4 Family                                             84       439        63     1,182       681
      Multi-family                                         --        --        --        --        --
      Lots                                                    6         6         6       163        45
    Recreation property                                       8         9        42       110       238
    Other                                                    10        13        18        64        64
                                                        -------   -------   -------   -------   -------
      Total                                                 138     1,092     1,562     3,267     5,971
Other nonperforming assets                                 --         517     3,179      --        --
                                                        -------   -------   -------   -------   -------
      Total                                                 138     1,609     4,741     3,267     5,971
                                                        -------   -------   -------   -------   -------

      Total                                             $12,521   $ 9,296   $18,943   $30,637   $31,530
                                                        =======   =======   =======   =======   =======

% of Net loans* and leases, other real estate
    owned and other nonperforming assets                   .36%      .33%      .79%     1.23%     1.49%

Accruing loans past due 90 days or more:
    Commercial, financial and agricultural             $    477   $   705   $   431  $  1,612  $  2,893
    Real estate                                           2,205     3,480     1,975     8,881     3,044
    Consumer                                                871     1,041       631       327       451
    Lease financing                                           -         6         4         1        21
                                                        -------   -------   -------   -------   -------
      Total                                             $ 3,553    $5,232   $ 3,041   $10,821  $  6,409
                                                        =======   =======   =======   =======   =======

% of Net loans* and leases                                 .10%      .19%      .13%      .44%      .30%

*Includes loans held for sale.

Allowance for Loan Losses

The Company's allowance for loan losses was 2.03% of net loans and leases on December 31, 1996 compared to 2.41% on December 31, 1995. Net charge-offs remained low in 1996, totaling $3.7 million, or .12% of average loans and leases, compared to net charge-offs of $2.5 million, or .10% of average net loans and leases in 1995 and net charge-offs of $4.9 million, or .19% of average net loans and leases in 1994.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 564.92% on December 31, 1996, compared to 878.82% on December 31, 1995, and 471.89% on December 31, 1994. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 463.93% on December 31, 1996, compared to 533.19% on December 31, 1995, and 401.88% on December 31, 1994.

On December 31, 1996, 1995 and 1994, the allowance for loan losses includes an allocation of $5.9 million, $7.5 million and $3.7 million respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on December 31, 1996, 1995 and 1994, totaled $1,906.9 million, $1,610.5 million, and
$1,231.2 million, respectively. The Company's actual future credit exposure is much lower than the contractual amounts of the commitments because a significant portion of the commitments is expected to expire without being drawn upon.

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

Summary of Loan Loss Experience

The following table shows the change in the allowance for losses for each year indicated.

(Amounts in thousands)                                 1996            1995           1994            1993           1992
                                                       ----            ----           ----            ----           ----
Loans* and leases outstanding on December 31
   (net of unearned  income)                       $ 3,452,543     $ 2,806,956     $ 2,391,278     $ 2,486,346     $ 2,107,433
                                                   ===========     ===========     ===========     ===========     ===========
Average loans* and leases outstanding
   (net of unearned  income)                       $ 3,126,899     $ 2,599,071     $ 2,574,995     $ 2,222,182     $ 2,104,679
                                                   ===========     ===========     ===========     ===========     ===========

Allowance for possible losses:
Balance at beginning of year                       $    67,555     $    67,018     $    68,461     $    59,807     $    58,238

Allowance of companies acquired                          2,566             249           1,308             546            --

Provision charged against earnings                       3,540           2,800           2,181           2,993          10,929

Loans and leases charged off:
   Loans held for sale                                    --              --              --              --              --
   Commercial, financial and agricultural               (1,274)           (997)         (5,158)         (1,804)         (6,224)
   Real estate                                            (427)           (548)           (573)         (1,179)         (2,544)
   Consumer                                             (7,503)         (6,786)         (4,756)         (5,461)         (9,559)
   Lease  financing                                       (228)            (41)         (1,174)           (360)           (604)
   Other receivables                                      --              --              --              --              --
                                                   -----------     -----------     -----------     -----------     -----------

     Total                                              (9,432)         (8,372)        (11,661)         (8,804)        (18,931)
                                                   -----------     -----------     -----------     -----------     -----------
Recoveries:
   Loans held for sale                                    --              --              --              --              --
   Commercial, financial and agricultural                2,411           2,580           2,180          10,117           5,197
   Real estate                                             428             464             676             611             477
   Consumer                                              2,344           2,540           3,732           3,043           3,794
   Lease financing                                         542             276             141             148             103
   Other receivables                                      --              --              --              --              --
                                                   -----------     -----------     -----------     -----------     -----------

     Total                                               5,725           5,860           6,729          13,919           9,571
                                                   -----------     -----------     -----------     -----------     -----------

Net loan and lease (charge-offs) recoveries             (3,707)         (2,512)         (4,932)          5,115          (9,360)
                                                   -----------     -----------     -----------     -----------     -----------

Balance at end of year                             $    69,954     $    67,555     $    67,018     $    68,461     $    59,807
                                                   ===========     ===========     ===========     ===========     ===========

Ratio of net charge-offs (recoveries) to
   average loans  and leases                               .12%           .10%            .19%           (.23)%           .44%
Ratio of allowance for possible losses to
   loans and leases outstanding on December 31            2.03%          2.41%           2.80%           2.75%           2.84%
Ratio of allowance for possible losses to
   nonperforming loans on December 31                   564.92%        878.82%         471.89%         250.13%         234.00%
Ratio of allowance for possible losses to
   nonaccrual loans and accruing loans past
   due 90 days or more on December 31                   463.92%        533.19%         401.88%         200.27%         213.86%

*Includes loans held for sale

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

                                                                               1996                  1995
                                                                       -------------------   --------------------
                                                                                  Alloca-                 Alloca-
                                                                         % of     tion of       % of      tion of
(Amounts in thousands)                                                  total      allow-      total       allow-
                                                                        loans      ance        loans       ance
                                                                       --------   --------   ---------   --------
Type of loan
Loans held for sale                                                      4.3%     $     -      4.4%      $     -
Commercial, financial and agricultural                                  22.4        3,455     24.3           711
Real estate                                                             59.7        4,453     54.3         2,397
Consumer                                                                 8.7           80     12.0            32
Lease financing                                                          4.6          204      4.7           425
Other receivables                                                         .3            -       .3             -
                                                                       ------                ------
    Total loans                                                        100.0%                100.0%
                                                                       ======                ======

Off-balance sheet unused commitments
    and standby letters of credit                                                   5,940                  7,516
                                                                                  -------                --------
Allocated                                                                          14,132                 11,081
Unallocated                                                                        55,822                 56,474
                                                                                  -------                -------
    Total allowance for loan losses                                               $69,954                $67,555
                                                                                  =======                =======

                                                          1994                  1993                   1992
                                                  -------------------   -------------------    -------------------
                                                             Alloca-                Alloca-               Alloca-
                                                    % of     tion of      % of      tion of      % of     tion of
(Amounts in thousands)                             total      allow-     total       allow-     total      allow-
                                                   loans      ance       loans       ance       loans      ance
                                                  --------   --------   --------    -------    --------   --------
Type of loan
Loans held for sale                                 4.4%     $     -      9.5%       $     -     10.8%     $     -
Commercial, financial and agricultural             20.5        2,920      20.4         3,094     27.8        4,619
Real estate                                        53.0        1,594      49.3         4,032     33.9        4,240
Consumer                                           16.2          946      15.1         2,366     21.3        2,711
Lease financing                                     5.4          981       5.2         1,043      5.8        1,818
Other receivables                                    .4            -        .5             -       .4            -
                                                  ------                 ------                 ------
    Total loans                                   100.0%                 100.0%                 100.0%
                                                  ======                 ======                 ======

Off-balance sheet unused commitments and
   standby letters of credit                                   3,674                   1,972                 3,710
                                                             -------                 -------               -------
Allocated                                                     10,115                  12,507                17,098
Unallocated                                                   56,903                  55,954                42,709
                                                             -------                 -------               -------
    Total allowance for loan losses                          $67,018                 $68,461               $59,807
                                                             =======                 =======               =======

Deposits

Total average deposits increased 10.4% to $4,258.3 million in 1996 from $3,858.3 million in 1995. Average noninterest-bearing deposits increased 11.5%, average money market and super NOW deposits increased 24.0%, average time deposits under $100,000 increased 8.1% and average time deposits over $100,000 increased 32.4% over 1995 average balances. Average savings and NOW deposits decreased 15.2% and average foreign deposits decreased 13.2% during 1996, as compared with 1995.

Total deposits increased 11.1% to $4,552.0 million on December 31, 1996 as compared to $4,097.1 million on December 31, 1995. Comparing December 31, 1996 to December 31, 1995, demand deposits increased 16.1%, savings and money market deposits increased 14.3%, time deposits under $100,000 decreased 5.0%, while time deposits over $100,000 increased 5.4% and foreign deposits increased 7.7%.

                                            Average Deposit Amounts and Average Rates

(Amounts in millions)                                                            1996        1995         1994
                                                                               ---------   ---------    ---------
Average amounts:
    Noninterest-bearing demand deposits                                      $    933.7  $    837.2   $    838.1
    Savings and NOW deposits                                                      610.4       719.6        740.3
    Money market and super NOW deposits                                         1,767.5     1,425.5      1,284.7
    Time deposits of less than $100,000                                           664.5       614.9        516.9
    Time deposits $100,000 or more                                                161.4       121.9         94.7
    Foreign deposits                                                              120.8       139.2        108.4
                                                                               ---------   ---------    ---------
       Total average amounts                                                 $  4,258.3  $  3,858.3   $  3,583.1
                                                                               =========   =========    =========
Average rates:
    Noninterest-bearing demand deposits                                             -%           -%           -%
    Savings and NOW deposits                                                     3.14%       3.13%        3.01%
    Money market and super NOW deposits                                          3.84%       4.17%        3.11%
    Time deposits under $100,000                                                 5.24%       5.21%        3.96%
    Time deposits $100,000 or more                                               5.91%       6.04%        4.06%
    Foreign deposits                                                             4.46%       5.16%        4.10%
       Total                                                                     4.11%       4.25%        3.31%

Maturities of time deposits $100,000 or more at December 31, 1996 (Amounts in millions):
    Under three months                                                       $     58.3
    Over three  months and less than six months                                    43.0
    Over six months and less than twelve months                                    38.4
    Over twelve months                                                             27.8
                                                                               ---------
       Total time deposits $100,000 or more                                  $    167.5
                                                                               =========

  Most foreign deposits are in denominations of $100,000 or more.

Short-term Borrowings

The following table sets forth data pertaining to the Company's short-term borrowings for each year indicated:

(Amounts in thousands, except rates)

At December 31,                                                                                   Weighted
                                                                                    Average        average
                                                       Weighted       Maximum       balance         rate
Category of aggregate                                  average       month-end     during the    during the
short-term borrowings                     Balance        rate         balance         year          year
                                         ---------   -----------   ------------   -----------   -----------
Securities sold, not yet purchased
       1996                            $  76,831        5.52%    $     197,848  $     76,518        5.85%
       1995                            $ 117,005        6.58%    $     241,219  $     90,196        6.23%
       1994                            $  81,437        5.33%    $     464,133  $    184,405        5.95%

Federal funds purchased(a)
       1996                            $ 155,407        6.68%    $     454,857  $    205,329        5.44%
       1995                            $ 134,048        5.38%    $     354,565  $    134,683        5.90%
       1994                            $  56,087        5.09%    $     274,526  $    158,937        4.42%

Security repurchase
   agreements(b)
       1996                            $ 771,361        5.28%    $   1,341,414  $  1,110,725        4.94%
       1995                            $ 614,284        5.07%    $   1,530,887  $    902,514        5.40%
       1994                            $ 468,451        5.56%    $   1,024,095  $    898,890        3.79%

Federal Home Loan Bank advances and
   other borrowings less than one
   year(c)
       1996                            $  13,533        5.85%    $      18,414  $     17,725        6.50%
       1995                            $  14,910        6.00%    $      25,972  $     20,441        6.88%
       1994                            $  25,748        7.70%    $      73,461  $     32,557        5.44%

----------
(a) Federal funds purchased are on an overnight or demand basis. Rates on overnight and demand funds reflect current market rates.

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

Long-Term Debt

On November 1, 1996, the Company redeemed in full at par the $4 million principal amount of its 9% subordinated notes. The notes had a maturity date of November 1, 1998.

In December 1996, Zions Institutional Capital Trust A, a subsidiary of Zions First National Bank, was created as a statutory business trust under Delaware law for the exclusive purposes of issuing and selling Preferred Capital Trust Securities and using the proceeds from the sale of the securities to acquire Junior Subordinated Debentures of the Bank as the sole assets of the trust. On December 26, 1996, Zions Institutional Capital Trust A issued $200 million of 8.536% Capital Securities, Series A. The Capital Securities represent preferred undivided interests in the assets of Zions Institutional Capital Trust A and have a preference under certain circumstances over the Common Securities with respect to cash distributions. Zions Institutional Capital Trust A then invested the proceeds from the offering in 8.536% debentures issued by the Bank. The debentures are direct and unsecured obligations of Zions First National Bank (a subsidiary of Zions Bancorporation) and are subordinate to the claims of depositors and general creditors of the Bank. Zions Bancorporation has irrevocably and unconditionally guaranteed all of Zions First National Bank's obligations under the debentures. Zions First National Bank has the right to redeem the debentures on or after December 15, 2006 at a price of 104.268 percent, decreasing to par on December 15, 2016. The Preferred Capital Trust Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at stated maturity or their earlier redemption. The 8.536% Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures mature on December 15, 2026.


Return on Equity and Assets

                                                   1996      1995       1994
                                                 --------- ---------  ---------
Return on average assets                           1.59%     1.44%      1.17%
Return on average common shareholders' equity     21.63%    20.47%     18.82%
Common dividend payout ratio                      24.66%    25.27%     27.06%
Average equity to average assets ratio             7.35%     7.02%      6.22%

Capital

The Company's basic financial objective is to consistently produce superior risk-adjusted returns on its shareholders' capital. The Company believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. The Company's consolidated capital levels are a result of its capital policy, which establishes guidelines for its subsidiaries based on industry standards, regulatory requirements and an attempt at balancing perceived risks with expected returns for various activities. The Company's goal is to steadily achieve a high return on shareholders' equity, while at the same time maintaining "risk-based capital" of not less than the "well-capitalized" threshold, as defined by federal banking regulators.

During 1996, the Company repurchased and retired 274,248 shares of its common stock at a cost of $21.6 million, in addition to 375,040 of its common shares repurchased and retired at a cost of $18.5 million during 1995. In December 1996, the Company's board of directors authorized an additional repurchase of its common shares in the amount of $25 million.

Total shareholders' equity on December 31, 1996 was $507.5 million, an increase of 18.4% over the $428.5 million on December 31, 1995. The ratio of average equity to average assets for the year 1996 was 7.35%, compared to 7.02% for the year 1995.

On December 31, 1996, the Company's Tier 1 leverage ratio was 8.77%, as compared to 6.28% on December 31, 1995. On December 31, 1996, the Company's Tier 1 risk-based capital ratio was 14.38%, as compared to 11.38% on December 31, 1995. On December 31, 1996 the Company's total risk-based capital ratio was 18.31%, as compared to 14.23% on December 31, 1995. The Company's regulatory capital ratios on December 31 for the years 1994, 1995 and 1996 are shown in the table that follows.

                                            Regulatory Risk-Based Capital on December 31

                                                                                        Ratios for     Ratios to be
                                                                                         Minimum        Considered
                                                                                         Capital          "Well
(Amounts in thousands)                       1996           1995           1994          Adequacy      Capitalized"
                                             ----           ----           ----          --------      ------------
Tier 1 Capital                                $574,928       $370,931        $327,687
Total Capital                                 $731,902       $463,593        $415,172

Risk-adjusted assets,
    net of goodwill and excess
    deferred tax assets                     $3,996,710     $3,258,488      $2,774,841
Average Assets, net of goodwill
    and excess deferred tax assets          $6,557,610     $5,908,733      $5,253,465

Tier 1 Leverage Ratio                            8.77%          6.28%           6.24%      3.00%           5.00%
Tier 1 Risk-based Capital Ratio                 14.38%         11.38%          11.81%      4.00%           6.00%
Total Risk-based Capital Ratio                  18.31%         14.23%          14.96%      8.00%          10.00%

Dividends

Dividends per share were $1.70 in 1996, an increase of 20.6% over $1.41 in 1995, which were up 21.6% over $1.16 in 1994. The Company's quarterly dividend rate was $.28 per share for the first and second quarters of 1994, increasing to $.30 per share for the third and fourth quarters of 1994 and the first quarter of 1995, increasing to $.35 per share for the second and third quarters of 1995, increasing to $.41 per share for the fourth quarter of 1995 and the first and second quarters of 1996, and increasing to $.44 per share for the third and fourth quarters of 1996.

                            Dividends Paid

(Amounts in thousands)       1996      1995         1994       1993      1992
                             ----      ----         ----       ----      ----
Net income                $101,350   $81,328      $63,827    $58,205    $47,209
Common dividends paid       24,997    20,554       17,271     12,692      9,587
Payout/net income           24.66%    25.27%       27.06%     21.81%     20.31%


Shareholders' Rights Plan

In 1996, the Company adopted the Shareholders' Protection Rights Plan. The Plan contains provisions intended to protect shareholders in the event of unsolicited offers or attempts to acquire the Company, including offers that do not treat all shareholders equally, acquisitions in the open market of shares constituting control without offering fair value to all shareholders and other coercive or unfair takeover tactics that could impair the board of directors' ability to represent the shareholders' interests fully. The Shareholders' Protection Rights Plan provides that attached to each share of common stock is one right (a "Right") to purchase one one-hundredth of a share of Participating Preferred Stock for an exercise price of $360, subject to adjustment.

The Rights have certain anti-takeover effects. The Rights may cause substantial dilution to a person that attempts to acquire the Company without the approval of the board of directors. The Rights, however, should not affect offers for all outstanding shares of common stock at a fair price and which are otherwise in the best interests of the Company and its shareholders as determined by the board of directors. The board of directors may, at its option, redeem all, but not fewer than all, of the then outstanding Rights at any time until the tenth business day following a public announcement that a person or a group has acquired beneficial ownership of 10% or more of the Company's outstanding common stock or total voting power.


Foreign Operations

Zions First National Bank opened a foreign office located in Grand Cayman, Grand Cayman Islands, B.W.I. in 1980. This office has no foreign loans outstanding. The office accepts Eurodollar deposits from qualified customers of the Bank and places deposits with foreign banks and foreign branches of other U.S. banks. Foreign deposits at December 31, totaled $114.3 million in 1996, $106.1 million in 1995, and $134.1 million in 1994; and averaged $120.8 million for 1996, $139.2 million for 1995, and $108.4 million for 1994.

Liquidity

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors and debt service requirements as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. In addition, on December 31, 1996 the Company had cash and money market investments, net of short-term or "purchased" liabilities and wholesale deposits, of $1.4 billion or 33.7% of core deposits.

The Company's core deposits, consisting of demand, savings, and money market deposits, and time deposits under $100,000, constituted 93.8% of total deposits on December 31, 1996, as compared to 93.5% on December 31, 1995.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium- to long-term liquidity. The Company's ability to raise funds in the capital markets through the securitization process and debt issuance allows the Company to take advantage of market opportunities to meet funding needs at a reasonable cost.

The parent company's cash requirements consist primarily of principal and interest payments on its borrowings, dividend payments to shareholders, operating expenses and income taxes. The parent company's cash needs are routinely satisfied through payments by subsidiaries of dividends, management and other fees, principal and interest payments on subsidiary borrowings from the parent company and proportionate shares of current income taxes.

Interest Rate Sensitivity

Interest rate sensitivity measures the Company's financial exposure to changes in interest rates. Interest rate sensitivity is, like liquidity, affected by maturities of assets and liabilities. Interest rate sensitivity measures the Company's financial exposure to changes in interest rates. The Company assesses its interest rate sensitivity using duration, simulation, and gap analysis. Duration is a measure of the weighted average expected lives of the discounted cash flows from assets and liabilities. Simulation is used to estimate net interest income over time using alternative interest rate scenarios. Gap analysis compares the volumes of assets and liabilities whose interest rates are subject to reset within specified periods.

The Company, through the management of maturities and repricing of its assets and liabilities and the use of off-balance sheet arrangements such as interest rate caps, floors, futures, options, and interest rate exchange agreements, attempts to manage the effect on net interest income of changes in interest rates. The Company's management exercises its best judgment in making assumptions with respect to loan and security prepayments, early deposit withdrawals and other noncontrollable events in managing the Company's exposure to changes in interest rates.

Information as to the Company's interest rate sensitivity is presented in the table which follows. The interest rate gaps reported in the schedule arise when assets are funded with liabilities having different repricing intervals, after considering the effect of off-balance sheet financial hedging instruments. The interest rate risk position is actively managed and changes daily as the interest rate environment changes; therefore, positions at the end of any period may not be reflective of the Company's interest rate position in subsequent periods. The prime lending rate is the primary basis used for pricing the Company's loans and the short-term Treasury rate is the index used for pricing many of the Company's deposits. The Company, however, is unable to economically hedge the prime/91-day T-bill spread risk through the use of off-balance sheet financial instruments.

                    Maturities and Interest Rate Sensitivity
                              on December 31, 1996

                                                         Rate Sensitive
                                       ---------------------------------------------------
                                                      After
                                                      three      After one
                                         Within       months      year but
                                          three     but within     within       After five   Not rate
(Amounts in millions)                    months      one year    five years       years      sensitive       Total
---------------------                    ------      --------    ----------       -----      ---------       -----
Uses of Funds
Earning Assets:
    Interest-bearing deposits          $    47.4                   $    .4                              $     47.8

    Federal funds sold                     260.0                                                              260.0
    Security resell agreements             305.7                                                              305.7
    Securities:
      Held to maturity                     593.5      $  83.3         377.5      $267.9                     1,322.2
      Available for sale                   180.9         17.4         140.4       114.7                       453.4
      Trading account                       34.1                                                               34.1
    Loans and leases                     1,949.6        431.2         885.9       185.8                     3,452.5
Nonearning assets                           --            --            --          --        $ 609.3         609.3
                                        --------      -------      --------      ------       -------      --------
        Total uses of funds             $3,371.2      $ 531.9      $1,404.2      $568.4       $ 609.3      $6,485.0
                                        ========      =======      ========      ======       =======      ========

Sources of Funds
Interest-bearing deposits and
  liabilities:
    Savings and money market
      deposits                          $1,490.0      $ 167.9      $  662.2      $154.7                    $2,474.8
    Time deposits under $100,000           186.4        292.3         155.8         1.1                       635.6
    Time deposits over $100,000             58.3         81.4          27.1          .7                       167.5
    Foreign                                114.3                                                              114.3
    Securities sold, not yet
      purchased                             76.8                                                               76.8
    Federal funds purchased                155.4                                                              155.4
    Security repurchase agreements         771.4                                                              771.4
    FHLB advances and other
      borrowings:
      Less than one year                    13.5                                                               13.5
      Over one year                         50.7          1.7           8.4        12.9                        73.7
    Long-term debt                            .1           .2            .7       250.6                       251.6
Noninterest-bearing deposits               419.2         26.7         200.5       109.1       $ 404.3       1,159.8
Other liabilities                                                                                83.1          83.1
Shareholders' equity                         --           --            --          --          507.5         507.5
                                        --------      -------      --------      ------       -------      --------
         Total sources of funds         $3,336.1      $ 570.2      $1,054.7      $529.1       $ 994.9      $6,485.0
                                        ========      =======      ========      ======       =======      ========
Off-balance sheet items affecting
    interest rate sensitivity           $ (240.0)     $ 125.0      $  115.0
Interest rate sensitivity gap           $ (204.9)     $  86.7      $  464.5      $ 39.3       $(385.6)
Percent of total assets                     (3.1)%        1.3%          7.1%         .6%         (5.9)%
Cumulative interest rate
  sensitivity gap                       $ (204.9)     $(118.2)     $  346.3      $385.6
  Cumulative as a % of total assets         (3.1)%       (1.8)%         5.3%        5.9%

                       THIS PAGE INTENTIONALLY LEFT BLANK

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                          Independent Auditors' Report


The Board of Directors and Shareholders
Zions Bancorporation:


We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zions Bancorporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for impairment of loans receivable to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (Statement) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, on January 1, 1995. As discussed in notes 1 and 6, the Company changed its method of accounting for mortgage servicing rights in 1996 to adopt the provisions of Statement No. 122, Accounting for Mortgage Servicing Rights.




                                                         KPMG Peat Marwick LLP

Salt Lake City, Utah
January 16, 1997

                      ZIONS BANCORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995
                      (In thousands, except share amounts)

ASSETS                                                                                    1996              1995
                                                                                       ----------       ----------
Cash and due from banks                                                                $  404,331          418,067
Money market investments:
    Interest-bearing deposits                                                              47,746           34,580
    Federal funds sold                                                                    260,023           50,467
    Security resell agreements                                                            305,660          602,204
Investment securities:
    Held to maturity, at cost (approximate market value $1,331,081 and $1,093,934)      1,322,161        1,078,583
    Available for sale, at market                                                         453,451          398,200
    Trading account                                                                        34,076           63,706
Loans:
    Loans held for sale at cost, which approximates market                                150,467          126,124
    Loans, leases, and other receivables                                                3,340,557        2,711,784
                                                                                       ----------        ---------
                                                                                        3,491,024        2,837,908
    Less:
       Unearned income and fees, net of related costs                                      38,481           30,952
       Allowance for loan losses                                                           69,954           67,555
                                                                                       ----------        ---------
                Net loans                                                               3,382,589        2,739,401
Premises and equipment                                                                     92,874           81,613
Amounts paid in excess of net assets of acquired businesses                                37,091           21,738
Other real estate owned                                                                       138            1,092
Other assets                                                                              144,824          130,995
                                                                                       ----------        ---------
                Total assets                                                           $6,484,964        5,620,646
                                                                                       ==========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing                                                                $1,159,791          998,560
    Interest-bearing:
       Savings and money market                                                         2,474,821        2,164,344
       Time:
         Under $100,000                                                                   635,568          669,196
         Over $100,000                                                                    167,545          158,924
       Foreign                                                                            114,292          106,090
                                                                                       ----------        ---------
                                                                                        4,552,017        4,097,114
Securities sold, not yet purchased                                                         76,831          117,005
Federal funds purchased                                                                   155,407          134,048
Security repurchase agreements                                                            771,361          614,284
Accrued liabilities                                                                        83,082           72,376
Federal Home Loan Bank advances and other borrowings:
    Less than one year                                                                     13,533           14,910
    Over one year                                                                          73,661           86,174
Long-term debt                                                                            251,620           56,229
                                                                                       ----------        ---------
                Total liabilities                                                       5,977,512        5,192,140
                                                                                       ----------        ---------
Shareholders' equity:
    Capital stock:
       Preferred stock, without par value; authorized 3,000,000 shares;
         issued and outstanding, none                                                           -                -
       Common stock, without par value; authorized 30,000,000 shares;
         issued and outstanding, 14,729,720 shares and 14,555,920 shares                   79,791           73,477
    Net unrealized holding gains and losses on securities available for sale               (1,835)           1,850
    Retained earnings                                                                     429,496          353,179
                                                                                       ----------        ---------
                Total shareholders' equity                                                507,452          428,506
                                                                                       ----------        ---------
                                                                                       $6,484,964        5,620,646
                                                                                       ==========        =========

See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years ended December 31, 1996, 1995, and 1994
                    (In thousands, except per share amounts)

                                                                                1996          1995          1994
                                                                              --------       -------       -------
Interest income:
    Interest and fees on loans                                                $284,793       245,052       208,414
    Interest on loans held for sale                                             11,509         9,259        12,303
    Interest on money market investments                                        50,975        55,632        35,045
    Interest on securities:
       Held to maturity:
          Taxable                                                               69,556        64,914        41,269
          Nontaxable                                                            14,330        12,400        10,982
       Available for sale:
          Taxable                                                               24,478        23,966        19,916
          Nontaxable                                                             2,260            21             -
       Trading account                                                           9,172         9,248        16,516
    Lease financing                                                             11,885         9,991         9,544
                                                                              --------       -------       -------
           Total interest income                                               478,958       430,483       353,989
                                                                              --------       -------       -------
Interest expense:
    Interest on savings and money market deposits                               87,047        81,957        62,200
    Interest on time deposits                                                   49,728        46,553        28,758
    Interest on borrowed funds                                                  81,710        74,879        64,425
                                                                              --------       -------       -------
           Total interest expense                                              218,485       203,389       155,383
                                                                              --------       -------       -------
           Net interest income                                                 260,473       227,094       198,606
Provision for loan losses                                                        3,540         2,800         2,181
                                                                              --------       -------       -------
           Net interest income after provision for loan losses                 256,933       224,294       196,425
                                                                              --------       -------       -------
Noninterest income:
    Service charges on deposit accounts                                         32,825        28,347        24,058
    Other service charges, commissions, and fees                                27,908        24,169        22,008
    Trust income                                                                 5,195         4,355         4,334
    Investment securities gain (loss), net                                         123          (148)         (299)
    Trading account income (loss)                                                2,721        (1,247)          860
    Loan sales and servicing income                                             35,098        24,254        14,596
    Other                                                                        7,021         8,284         7,645
                                                                              --------       -------       -------
           Total noninterest income                                            110,891        88,014        73,202
                                                                              --------       -------       -------
Noninterest expense:
    Salaries and employee benefits                                             118,095       102,951        93,331
    Occupancy, net                                                              11,321        10,398         9,647
    Furniture and equipment                                                     15,765        13,174        11,276
    Other real estate expense (income)                                            (240)           81           (88)
    Legal and professional services                                              4,653         4,285         5,142
    Supplies                                                                     6,253         5,231         4,819
    Postage                                                                      5,334         5,125         4,723
    Advertising                                                                  5,296         5,221         3,447
    FDIC premiums                                                                    9         4,084         7,547
    Amortization of intangible assets                                            3,599         3,621         3,692
    Other                                                                       44,247        35,859        31,364
                                                                              --------       -------       -------
           Total noninterest expense                                           214,332       190,030       174,900
                                                                              --------       -------       -------
Income before income taxes                                                     153,492       122,278        94,727
Income taxes                                                                    52,142        40,950        30,900
                                                                              --------       -------       -------
           Net income                                                         $101,350        81,328        63,827
                                                                              ========       =======       =======
Weighted-average common and common-equivalent shares outstanding
   during the year                                                              14,807        14,717        14,601
                                                                              ========       =======       =======
           Net income per common share                                        $   6.84          5.53          4.37
                                                                              ========       =======       =======

See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1995, and 1994
                                 (In thousands)


                                                                      1996             1995               1994
                                                                 --------------    --------------    ---------------
Cash flows from operating activities:
    Net income                                                  $      101,350             81,328            63,827
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Provision for loan losses                                        3,540              2,800             2,181
        Write-downs of other real estate owned                               -                 71               179
        Depreciation of premises and equipment                          12,829             10,649             9,186
        Amortization of intangible assets                                3,599              3,621             3,692
        Amortization of net premium/discount on investment               5,471              3,832             4,817
          securities
        Accretion of unearned income and fees, net of related
          costs                                                          6,962              6,085             2,770
        Proceeds from sales of trading account securities           80,374,843        112,293,128       160,090,330
        Increase in trading account securities                     (80,345,212)      (112,157,509)     (160,308,945)
        Net loss (gain) on sales of investment securities                 (123)               148               299
        Proceeds from loans held for sale                              664,327            440,245           769,284
        Increase in loans held for sale                               (671,343)          (454,532)         (663,379)
        Net gain on sales of loans, leases, and other
          assets                                                       (26,803)           (16,164)           (8,968)
        Net gain on sales of other real estate owned                      (265)              (169)             (328)
        Change in accrued income taxes                                   5,077             (7,187)            1,628
        Change in accrued interest receivable                           (6,226)            (2,489)           (8,669)
        Change in accrued interest payable                                (752)               798             1,368
        Change in other assets                                          18,545             (2,797)          (16,790)
        Change in accrued liabilities                                    6,007              8,295                19
                                                                 --------------    --------------    ---------------
           Net cash provided by (used in) operating
              activities                                               151,826            210,153           (57,499)
                                                                 --------------    --------------    ---------------
Cash flows from investing activities:
    Net decrease (increase) in money market investments                 97,897           (281,328)          196,086
    Proceeds from sales of investment securities held to                     -              6,950                 -
      maturity
    Proceeds from maturities of investment securities                  339,335            285,572           242,478
      held to maturity
    Purchases of investment securities held to maturity               (585,094)          (303,224)         (441,397)
    Proceeds from sales of investment securities                       133,590            192,071           137,128
      available for sale
    Proceeds from maturities of investment securities                  104,374            287,427           107,745
      available for sale
    Purchases of investment securities available for sale             (298,002)          (462,079)         (205,452)
    Proceeds from sales of loans and leases                            757,516            625,984           707,914
    Net increase in loans and leases                                (1,290,522)        (1,003,653)         (671,665)
    Purchases of assets to be leased                                    (8,514)                 -                 -
    Principal collections on leveraged leases                                -                 38               111
    Proceeds from sales of premises and equipment                          746                693               691
    Purchases of premises and equipment                                (20,625)           (17,526)           (12,389)
    Proceeds from sales of other real estate owned                       1,594              1,899             5,608
    Proceeds from sales of mortgage-servicing rights                     1,339              1,547             2,864
    Purchases of mortgage-servicing rights                              (1,625)              (423)             (590)
    Proceeds from sales of other assets                                    773                479               830
    Purchase of other assets                                           (18,887)              (218)                -
    Cash paid for acquisition, net of cash received                      3,540              1,568             9,851
                                                                 --------------    --------------    ---------------
           Net cash provided by (used in) investing
              activities                                              (782,565)          (664,223)           79,813
                                                                 --------------    --------------    ---------------
Cash flows from financing activities:
    Net increase in deposits                                           340,909            360,000           177,916
    Net change in short-term funds borrowed                            139,066            251,475          (153,285)
    Proceeds from FHLB advances over one year                            4,201                  -            15,340
    Payments on FHLB advances over one year                            (16,714)           (16,504)          (65,878)
    Payments on leveraged leases                                             -                  -               (42)
    Proceeds from issuance of long-term debt                           200,000                  -               332
    Payments on long-term debt                                          (4,969)            (1,953)           (1,737)
    Proceeds from issuance of common stock                               1,178              1,291               317
    Payments to redeem common stock                                    (21,635)           (18,523)                -
    Dividends paid                                                     (25,033)           (20,592)          (17,304)
                                                                 --------------    --------------    ---------------
           Net cash provided by (used in) financing
              activities                                               617,003            555,194           (44,341)
                                                                 --------------    --------------    ---------------
Net increase (decrease) in cash and due from banks                     (13,736)           101,124           (22,027)
Cash and due from banks at beginning of year                           418,067            316,943           338,970
                                                                 ==============    ==============    ===============
Cash and due from banks at end of year                          $      404,331            418,067           316,943
                                                                 ==============    ==============    ===============

See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Retained Earnings
                  Years ended December 31, 1996, 1995, and 1994
                                 (In thousands)


                                                                            1996           1995          1994
                                                                          ---------      ---------     --------
Balance at beginning of year                                              $ 353,179        292,443      245,920
                                                                          ---------      ---------     --------
Net income                                                                  101,350         81,328       63,827
Cash dividends:
    Preferred, paid by subsidiary to minority shareholder                       (36)           (38)         (33)
    Common, per share of $1.70 in 1996, $1.41 in 1995,
      and $1.16 in 1994                                                     (24,997)       (20,554)     (16,786)
    Dividends of NBA prior to merger                                              -              -         (485)
                                                                          =========      =========     ========
Balance at end of year                                                    $ 429,496        353,179      292,443
                                                                          =========      =========     ========


See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                  Years ended December 31, 1996, 1995, and 1994



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Zions Bancorporation (the Parent) is a multibank holding company organized under the laws of Utah in 1955, which provides a full range of banking and related services through its subsidiaries located primarily in Utah, Nevada, and Arizona.

Basis of Financial Statement Presentation - The consolidated financial statements include the accounts of Zions Bancorporation and its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 1996 presentation.

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

Security Resell Agreements - Security resell agreements represent overnight and term agreements, the majority maturing within 30 days. Either the Company or, in some instances, third parties on behalf of the Company take possession of underlying securities. The market value of such securities is monitored throughout the contract term to ensure that asset value remains sufficient to protect against counterparty default. Security resell agreements averaged approximately $809,029,000 during 1996, and the maximum amount outstanding at any month-end during 1996 was $1,144,986,000.

Investment Securities - The Company classifies its investment securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held to maturity are classified as available for sale.

Trading securities (including futures and options used to hedge trading positions against interest rate risk) and available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders' equity. The unrealized holding gains or losses included in the separate component of equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loan Fees - Nonrefundable fees and related direct costs associated with the origination of loans are deferred. The net deferred fees and costs are recognized in interest income over the loan term using methods that generally produce a level yield on the unpaid loan balance. Other nonrefundable fees related to lending activities other than direct loan origination are recognized as other operating income over the period the related service is provided. Bankcard discounts and fees charged to merchants for processing transactions through the Company are shown net of interchange discounts and fees expense and are included in other service charges, commissions, and fees.

Mortgage Servicing Rights and Amortization - In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (Statement) No. 122, Accounting for Mortgage Servicing Rights, which the Company adopted effective January 1, 1996. Statement No. 122 amended Statement No. 65, Accounting for Certain Mortgage Banking Activities. The overall impact on the Company's financial statements of adopting Statement No. 122 was an increase in net income for the year ended December 31, 1996 of $1.8 million, or $0.13 per share.

Statement No. 122 prospective requires the recognition of originated mortgage servicing rights (OMSRs), as well as purchased mortgage servicing rights (PMSRs), as assets by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. Under Statement No. 65, the cost of OMSRs was not recognized as an asset and was charged to income when the related loan was sold. The separate impact of recognizing OMSRs as assets in the Company's financial statements in accordance with Statement No. 122 was an increase in net income of $2.0 million, or $0.14 per share, for the year ended December 31, 1996.

With respect to PMSRs, Statement No. 122 has a different cost allocation methodology than Statement No. 65. In contrast to a cost allocation based on relative market value as set forth in Statement No. 122, the prior requirement was to allocate the costs incurred in excess of the market value of the loans without the servicing rights to PMSRs. The separate impact of the application of Statement No. 122 cost allocation method was to reduce net income by $.2 million, or $0.01 per share, for the year ended December 31, 1996.

Amortization of mortgage servicing rights is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the mortgage servicing rights. Projected net servicing income is determined on the basis of the estimated future balance of the underlying mortgage loan portfolio, which declines over time from prepayments and scheduled loan amortization. The Company estimates future prepayment rates based on current interest rate levels, other economic conditions and market forecasts, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statement No. 122 also requires that all capitalized mortgage servicing rights
(MSRs) be evaluated for impairment based on the excess of the carrying amount of MSRs over their fair value. For purposes of measuring impairment, MSRs are stratified on the basis of interest rate, type of interest rate (fixed or variable), and the type of loan (conventional or government).

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

Impaired Loans - The Company adopted the provisions of Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, on January 1, 1995. The Company considers a loan to be impaired when the accrual of interest has been discontinued and based upon other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. An allowance for impairment losses is included in the allowance for loan losses through a provision for loan losses. The Company primarily uses a cost recovery accounting method to recognize interest income on impaired loans.

Premises and Equipment - Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation, computed on the straight-line method, is charged to operations over the estimated useful lives of the properties. Leasehold improvements are amortized over the terms of respective leases or the estimated useful lives of the improvements, whichever is shorter. As of December 31, 1996 and 1995, accumulated depreciation and amortization totaled $80,648,000 and $77,400,000, respectively.

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

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Interest Rate Exchange Contracts and Cap and Floor Agreements - The Company enters into interest rate exchange contracts (swaps) and cap and floor agreements as part of its overall asset and liability duration and interest rate risk management strategy. The objective of these financial instruments is to match estimated repricing periods of interest-sensitive assets and liabilities in order to reduce interest rate exposure and or manage desired asset and liability duration. With the exception of interest rate caps, these instruments are used to hedge asset and liability portfolios and, therefore, are not marked to market. Fees associated with these financial instruments are accreted into interest income or amortized to interest expense on a straight-line basis over the lives of the contracts and agreements. Gains or losses on early termination of a swap are amortized on the remaining term of the contract when the underlying assets or liabilities still exist. Otherwise, such gains or losses are fully expensed or recorded as income at the termination of the contract. The net interest received or paid on these contracts is reflected on a current basis in the interest expense or income related to the hedged obligation or asset.

Statements of Cash Flows - For purposes of the statements of cash flows, the Company considers due from banks to be cash equivalents.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company paid interest of $218.7 million, $203.0 million, and $156.1 million, respectively, and income taxes of $40.8 million, $44.4 million, and $27.9 million, respectively, for the years ended December 31, 1996, 1995, and 1994. Loans transferred to other real estate owned totaled $.4 million, $.9 million, and $3.3 million, respectively, for the years ended December 31, 1996, 1995, and 1994.

The exercise of stock options under the Company's nonqualified stock option plan, during 1996 and 1995, resulted in tax benefits reducing the Company's current income tax payable and increasing common stock in the amounts of $.6 million and $.8 million in 1996 and 1995, respectively.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Pension and Other Postretirement Plans - The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and employees' compensation levels. The cost of this program is being funded currently. The Company sponsors a defined benefit health care plan for substantially all retirees and employees. The Company has other trustee retirement plans covering all qualified employees who have at least one year of service.

Trust Assets - Assets held by the Company in a fiduciary or agency capacity for customers are not included in the consolidated financial statements as such items are not assets of the Company.

Stock Options - Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, Statement No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement No. 123.

Net Income Per Common Share - Net income per common share is based on the weighted-average outstanding common shares during each year, including common stock equivalents, if applicable.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Standards Not Adopted - In June 1996, the Financial Accounting Standards Board issued Statement No. 125, Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Financial Liabilities. This Statement requires a company, after a transfer of assets, to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. When a company surrenders control over assets transferred, a sale must be recorded to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. This Statement also requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value and that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold and retained interests based on their relative fair values at the date of the transfer.

This Statement supersedes Statements No. 76, Extinguishment of Debt, and No. 77, Reporting by Transferors for Transfers of Receivables with Recourse. This Statement amends Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, to clarify that a debt security may not be classified as held to maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment. This Statement amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in Statement No. 65, and supersedes Statement No. 122.

Statement No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. It is anticipated that the adoption of Statement No. 125 will not have a significant impact on the Company's financial position or results of operations.


2. MERGERS AND ACQUISITIONS

On May 31, 1996, the Company acquired Southern Arizona Bancorp, Inc. and its banking subsidiary, Southern Arizona Bank (SAB), in Yuma , Arizona for 363,698 shares of common stock. SAB was merged into Zions Bancorporation's wholly-owned subsidiary, National Bank of Arizona. The acquisition was not material to the Company's consolidated financial position and was accounted for as a purchase. The difference between the purchase price and the net book value of SAB of $16.9 million is included in amounts paid in excess of net assets of acquired businesses.

On June 5, 1995, the Company acquired First Western Bancorporation (First Western) and its banking subsidiary, First Western National Bank (FWNB), in Moab, Utah for 261,611 shares of common stock. FWNB was merged into Zions Bancorporation's wholly-owned subsidiary, Zions First National Bank. This acquisition was not material to the Company's consolidated financial position and was accounted for as a purchase. The difference between the purchase price and the net book value of First Western of $4.4 million is included in amounts paid in excess of net assets of acquired businesses.

On January 14, 1994, the Company and National Bancorp of Arizona, Inc. (NBA) consummated their agreement and plan of reorganization whereby the Company issued 1,456,408 shares of its common stock for 100 percent of the outstanding common stock of NBA. The merger was accounted for as a pooling of interests.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


2. MERGERS AND ACQUISITIONS (continued)

Also during 1994, the Company acquired Rio Salado Bancorp (Rio) for 328,000 shares of common stock. This acquisition was not material to the Company's consolidated financial position and was accounted for as a purchase. The difference between the purchase price and the net book value of Rio of $7.6 million is included in amounts paid in excess of net assets of acquired businesses.

On November 19, 1996, the Company entered into an agreement to acquire Aspen Bancshares (Aspen), which has assets of approximately $450 million. The Company currently expects consummation of this acquisition in the second quarter of 1997, subject to regulatory approvals and other conditions of closing. This acquisition is expected to be accounted for as a purchase.

On March 7, 1997, the Company announced an agreement to purchase the deposits and branch facilities of 32 Wells Fargo Bank offices in Arizona, Idaho, Nevada and Utah. The offices have deposits of approximately $550 million. The Company expects this transaction to close in July 1997, subject to regulatory approvals and other conditions of closing. (unaudited)


3. INVESTMENT SECURITIES

Investment securities as of December 31, 1996, are summarized as follows (in thousands):

                                                                                 Held to maturity
                                                                   -----------------------------------------------
                                                                                 Gross       Gross      Estimated
                                                                    Amortized  unrealized  unrealized    market
                                                                       cost       gains      losses       value
                                                                   -----------  ---------  ----------   ---------
     U.S. government agencies and corporations:
          Small Business Administration loan-backed securities     $  487,748     5,269      1,232        491,785
          Other agency securities                                     518,308     1,601      2,017        517,892
     States and political subdivisions                                255,321     5,136        897        259,560
     Mortgage-backed securities                                        60,784     1,143         83         61,844
                                                                   ----------    ------      -----      ---------
                                                                   $1,322,161    13,149      4,229      1,331,081
                                                                   ==========    ======      =====      =========


                                                                                  Available for sale
                                                                   ------------------------------------------------
                                                                                  Gross       Gross     Estimated
                                                                    Amortized   unrealized  unrealized    market
                                                                      cost        gains      losses       value
                                                                   -----------  ---------  ----------  -----------
     U.S. Treasury securities                                      $   14,655        54          2         14,707
     U.S. government agencies                                         120,620       277      4,397        116,500
     State and political subdivisions                                  39,118     1,652          4         40,766
     Mortgage- and other asset-backed securities                       86,007       722      1,864         84,865
                                                                   ----------    ------      -----        -------
                                                                      260,400     2,705      6,267        256,838
     Equity securities:
         Mutual funds:
            Accessor Funds, Inc.                                      109,071       390        361        109,100
         Federal Home Loan Bank stock                                  79,593         -          -         79,593
         Other stock                                                    7,343       577          -          7,920
                                                                   ----------    ------      -----      ---------
                                                                   $  456,407     3,672      6,628        453,451
                                                                   ==========    ======      =====      =========

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


3. INVESTMENT SECURITIES (continued)

Investment securities as of December 31, 1995, are summarized as follows (in thousands):

                                                                               Held to maturity
                                                                   ------------------------------------------
                                                                                Gross     Gross       Esti-
                                                                     Amort-     ureal-    unreal-     mated
                                                                      ized      ized       ized      market
                                                                      cost      gains     losses      value
                                                                   ----------  --------  --------  ----------
       U.S. government agencies and corporations:
            Small Business Administration
              loan-backed securities                               $  529,376   11,741       103      541,014
            Other agency securities                                   265,430    1,192     3,100      263,522
       States and political subdivisions                              225,231    5,082       164      230,149
       Mortgage-backed securities                                      58,546      904       201       59,249
                                                                   ----------   ------     -----    ---------
                                                                   $1,078,583   18,919     3,568    1,093,934
                                                                   ==========   ======     =====    =========


                                                                               Available for sale
                                                                   ------------------------------------------
                                                                               Gross      Gross       Esti-
                                                                      Amort-   unreal-    unreal-     mated
                                                                       ized     ized       ized      market
                                                                      cost      gains     losses      value
                                                                   ----------  --------  --------  ----------
       U.S. Treasury securities                                    $   17,691       54        17       17,728
       U.S. government agencies                                        71,038      454       540       70,952
       State and political subdivisions                                40,153    1,951        20       42,084
       Mortgage-backed securities                                      69,469      542       678       69,333
                                                                   ----------   ------     -----    ---------
                                                                      198,351    3,001     1,255      200,097
       Equity securities:
           Mutual funds:
              Accessor Funds, Inc.                                    118,899    1,072         -      119,971
              Other                                                       564        -         -          564
           Federal Home Loan Bank stock                                71,988        -         -       71,988
           Other stock                                                  5,386      223        29        5,580
                                                                   ----------   ------     -----    ---------
                                                                   $  395,188    4,296     1,284      398,200
                                                                   ==========   ======     =====    =========

The change in net unrealized holding gains (losses) on securities available for sale for the years ended December 31, 1996, 1995, and 1994 was ($3,685,000), $7,716,000, and ($6,281,000), respectively, after related tax effect. These gains (losses) are collectively reported as a separate component of shareholders' equity with December 31, 1996 and 1995 balances of ($1,835,000) and $1,850,000, respectively, after related tax effect.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


3. INVESTMENT SECURITIES (continued)

During December 1995, the Company, in accordance with the provisions of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board elected to make a one-time reassessment of its classification of investment securities. In connection therewith the Company transferred securities having an amortized cost of $40.2 million and a market value of $41.5 million from the held to maturity category to the available for sale category. The net unrealized holding gain of $1.3 million recognized with this transfer is included in the balance of net unrealized holding gains and losses on securities available for sale, reported as a separate component of shareholders' equity.

In 1995, the Company sold securities from its held to maturity portfolio. This was in response to the deterioration of the issuer's credit worthiness and continued downgrading in the issuer's published credit rating. The amortized cost of the sold securities totaled $6,602,000 and the related realized gain amounted to $200,000.

The amortized cost and estimated market value of investment securities as of December 31, 1996, by contractual maturity, excluding equity securities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):


                                                              Held to maturity           Available for sale
                                                         -------------------------  ----------------------------
                                                            Amort-    Estimated        Amort-       Estimated
                                                             ized        market         ized          market
                                                             cost        value          cost          value
                                                         -----------  ------------  ------------  --------------
      Due in one year or less                            $  144,639      145,691         78,628          74,415
      Due after one year through five years                 611,945      615,972        108,738         108,849
      Due after five years through ten years                402,911      405,320         52,779          53,663
      Due after ten years                                   162,666      164,098         20,255          19,911
                                                         ----------    ---------        -------         -------
                                                         $1,322,161    1,331,081        260,400         256,838
                                                         ==========    =========        =======         =======

Gross gains of $355,000, $1,129,000, and $367,000 and gross losses of $232,000,
$1,277,000, and $666,000 were realized on sales of investment securities for the years ended December 31, 1996, 1995, and 1994, respectively. Such amounts include gains of $21,000, $14,000, and $102,000, and losses of $37,000, $61,000, and $66,000, respectively, for sales of mortgage-backed securities.

As of December 31, 1996 and 1995, securities with an amortized cost of $512,356,000 and $226,068,000, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. In addition, the Federal Home Loan Bank stock is pledged as security on the related advances.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows (in thousands):

                                                                              1996         1995
                                                                          -----------  -----------
      Loans held for sale                                                 $  150,467      126,124
      Commercial, financial, and agricultural                                783,589      688,466
      Real estate:
          Construction                                                       323,668      268,812
          Other                                                            1,757,941    1,272,633
      Consumer                                                               304,545      341,150
      Lease financing                                                        159,825      132,520
      Other receivables                                                       10,989        8,203
                                                                          ----------    ---------
                                                                          $3,491,024    2,837,908
                                                                          ==========    =========

As of December 31, 1996 and 1995, loans with a carrying value of $73,661,000 and $103,409,000, respectively, were pledged as security for Federal Home Loan Bank advances.

During 1996, 1995, and 1994, sales of loans held for sale totaled $654 million, $437 million, and $769 million, respectively. Consumer and other loan securitizations totaled $743 million in 1996, $615 million in 1995, and $703 million in 1994, and relate primarily to loans sold under revolving securitization structures. Gain on the sales, excluding servicing, of both loans held for sale and loan securitizations amounted to $24.4 million in 1996, $14.0 million in 1995, and $5.4 million in 1994. Income related to securitizations is recognized on the basis of cash flows received from the securitized assets, which does not differ materially from immediate gain recognition.

The allowance for loan losses is summarized as follows (in thousands):

                                                                              1996         1995        1994
                                                                          -----------  -----------  ---------
      Balance at beginning of year                                           $67,555      67,018      68,461
      Allowance for loan losses of companies acquired                          2,566         249       1,308
      Additions:
          Provision for loan losses                                            3,540       2,800       2,181
          Recoveries                                                           5,725       5,860       6,729
      Deductions:
          Loan charge-offs                                                    (9,432)     (8,372)    (11,661)
                                                                             -------      ------     -------
      Balance at end of year                                                 $69,954      67,555      67,018
                                                                             =======      ======     =======

At December 31, 1996, 1995, and 1994, the allowance for loan losses includes an allocation of $4,636,000, $7,516,000, and $3,674,000, respectively, related to commitments to extend credit and standby letters of credit.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


4. LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Nonperforming loans, leases, and related interest foregone are summarized as follows (in thousands):

                                                1996       1995       1994
                                              --------   --------   --------
       Nonaccrual loans and leases             $11,526      7,438     13,635
       Restructured loans and leases               857        249        567
                                               -------      -----     ------
            Total                              $12,383      7,687     14,202
                                               =======      =====     ======
       Contractual interest due                $ 1,377      1,068      1,766
       Interest recognized                         720        474        416
                                               -------      -----     ------
            Net interest foregone              $   657        594      1,350
                                               =======      =====     ======

The Company adopted Statement No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, on January 1, 1995. The Company's total recorded investment in impaired loans, in accordance with these Statements and included in nonaccrual loans and leases above, amounted to $7,752,000 and $3,388,000 as of December 31, 1996 and 1995, respectively. Included in the allowance for loan losses as of December 31, 1996 and 1995, is a required allowance of $25,000 and $22,000, respectively, on $1,030,000 and $884,000, respectively, of the recorded investment in impaired loans. Contractual interest due and interest foregone on impaired loans, both included in the calculations for nonperforming loans and leases above, totaled $846,000 and $349,000, respectively, for the year ended December 31, 1996, and $372,000 and $214,000, respectively, for the year ended December 31, 1995. The average recorded investment in impaired loans amounted to $5,450,000 in 1996 and $5,944,000 in 1995.

5. CONCENTRATIONS OF CREDIT RISK

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on- or off-balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have significant exposure to any individual customer or counterparty.

Most of the Company's business activity is with customers located within the states of Utah, Nevada, and Arizona. The commercial loan portfolio is well diversified, consisting of approximately 17 industry classification groupings. As of December 31, 1996, the larger concentrations of risk in the commercial loan and leasing portfolio are represented by the real estate, business service, retail, and manufacturing industry groupings, which comprise approximately 18 percent, 14 percent, 14 percent, and 13 percent, respectively, of the portfolio. The Company has minimal credit exposure from lending transactions with highly leveraged entities and has no foreign loans.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


6. MORTGAGE SERVICING RIGHTS

Mortgage servicing rights are summarized as follows (in thousands):

                                                         1996        1995        1994
                                                      ----------  -----------  ---------
       Balance at beginning of year                    $ 2,023       2,748       3,846
       Additions                                         4,723         423         590
       Amortization                                     (1,299)     (1,148)     (1,688)
                                                       -------       -----       -----
       Balance at end of year                          $ 5,447       2,023       2,748
                                                       =======       =====       =====

At December 31, 1996, the estimated fair value of mortgage servicing rights was $8.9 million. Fair value is determined by discounting net estimated cash flows from mortgage servicing activities using discount rates, current market rates, and estimated prepayment rates among other assumptions. The Company did not incur any impairment of mortgage rights during the year ended December 31, 1996.


7. DEPOSITS

Deposits are summarized as follows (in thousands):

                                                       1996         1995
                                                    ----------  -----------
       Noninterest-bearing                          $1,159,791     998,560
       Interest-bearing:
           Savings and NOW                             595,612     690,730
           Money market and super NOW                1,879,209   1,473,614
           Time under $100,000                         635,568     669,196
           Time over $100,000                          167,545     158,924
           Foreign                                     114,292     106,090
                                                    ----------   ---------
                                                    $4,552,017   4,097,114
                                                    ==========   =========

Interest expense on deposits is summarized as follows (in thousands):

                                                        1996         1995        1994
                                                     ---------    ---------    ---------
       Savings and money market deposits:
           Savings and NOW                            $19,182       22,492      22,262
           Money market and super NOW                  67,865       59,465      39,938
                                                      -------       ------      ------
                                                      $87,047       81,957      62,200
                                                      =======       ======      ======
       Time deposits:
           Under $100,000                             $34,807       32,016      20,469
           Over $100,000                                9,530        7,358       3,845
       Foreign                                          5,391        7,179       4,444
                                                      -------       ------      ------
                                                      $49,728       46,553      28,758
                                                      =======       ======      ======

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


7. DEPOSITS (continued)

At December 31, 1996, the scheduled maturities of time deposits are as follows (in thousands):

        1997                                              $618,306
        1998                                               103,279
        1999                                                28,439
        2000                                                38,637
        2001 and thereafter                                 14,452
                                                          --------
                                                          $803,113
                                                          ========

8. SECURITY REPURCHASE AGREEMENTS

Security repurchase agreements represent funds borrowed on a short-term basis through the sale of securities to counterparties under agreements to repurchase the same securities. The Company participates in overnight and term repurchase agreements. Most of the overnight agreements are performed with sweep accounts in conjunction with a master repurchase agreement. In this case, securities are pledged for and interest is paid on the collected balance of the customers' accounts. The average interest rates pertaining to outstanding repurchase agreements at December 31, 1996 were 5.8 percent for U.S. Treasuries, and 5.1 percent for U.S. government agencies, Small Business Administration pools, and mortgage- and other asset-backed securities.

                              ZION BANCORPORATION

                   Notes to Consolidated Financial Statements


8. SECURITY REPURCHASE AGREEMENTS (continued)

Repurchase agreements are summarized as follows (in thousands):

                                                                                                  Market value
                                                      Carrying       Accrued         Total       of underlying
                                                       amount        interest      liability         assets
                                                  -------------  -------------  -------------  ---------------
      U.S. Treasuries:
          Overnight                               $     156,909             30        156,939         157,014
          On demand                                      28,000              9         28,009          27,712
          Up to 30 days                                   1,335              2          1,337           1,315
          30 to 60 days                                  13,011             84         13,095          13,042
                                                  -------------  -------------  -------------  ---------------
                                                        199,255            125        199,380         199,083

      U.S. government agencies:
          Overnight                                     375,672             45        375,717         375,914
          On demand                                       2,263            117          2,380           2,060
          30 to 60 days                                   1,903             33          1,936           1,956
                                                  -------------  -------------  -------------  ---------------
                                                        379,838            195        380,033         379,930

      SBA pools:
          Overnight                                     177,352             21        177,373         177,824
          On demand                                      14,056            583         14,639          14,253
                                                  -------------  -------------  -------------  ---------------
                                                        191,408            604        192,012         192,077

      Mortgage- and other asset-
         backed securities - overnight                      860              -            860             860
                                                  =============  =============  =============  ===============
                 Total                            $     771,361            924        772,285         771,950
                                                  =============  =============  =============  ===============

The average amount of outstanding repurchase agreements was approximately $1,110,725,000 during 1996, and the maximum amount outstanding at any month-end during 1996 was approximately $1,341,414,000.

9. INCOME TAXES

Income taxes are summarized as follows (in thousands):

                                      1996           1995            1994
                                  -------------  -------------   -------------
      Federal:
          Current                 $     39,604         32,220          23,448
          Deferred                       5,391          3,044           3,486
      State                              7,147          5,686           3,966
                                  -------------  -------------   -------------
                                  $     52,142         40,950          30,900
                                  =============  =============   =============

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


9. INCOME TAXES (continued)

A reconciliation between income tax expense computed using the statutory federal income tax rate (35 percent in 1996, 1995, and 1994) and actual income tax expense is as follows (in thousands):

                                                                            1996       1995       1994
                                                                          ---------  ---------  ---------
         Income tax expense at statutory federal rate                     $ 53,722     42,797     33,154
         State income tax, net                                               4,645      3,696      2,578
         Nondeductible expenses                                              1,611      1,159        882
         Nontaxable interest                                                (5,881)    (4,317)    (3,900)
         Tax credits                                                        (1,597)    (1,446)      (885)
         Deferred tax assets realized                                            -       (766)      (972)
         Other items                                                          (358)      (173)        43
                                                                          ---------  ---------  ---------
                Income tax expense                                        $ 52,142     40,950     30,900
                                                                          =========  =========  =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995, are presented below (in thousands):

                                                                             1996       1995
                                                                          ---------  ----------
         Gross deferred tax assets:
             Book loan loss deduction in excess of tax                    $ 26,360     25,966
             Postretirement benefits                                         2,355      2,295
             Deferred compensation                                           3,529      2,754
             Deferred loan sales                                             1,458      1,792
             Capital leases                                                    322        538
             Acquired net operating losses                                   4,008      5,258
             Other                                                           5,987      4,946
                                                                          ---------  ----------
               Total deferred tax assets                                    44,019     43,549
                                                                          ---------  ----------
         Gross deferred tax liabilities:
             Premises and equipment, due to differences in
               depreciation                                                 (4,454)    (4,719)
             FHLB stock dividends                                          (12,655)   (10,437)
             Leasing operations                                            (15,116)   (10,231)
             Prepaid pension reserves                                       (1,119)    (2,328)
             Mortgage servicing                                               (959)         -
             Other                                                            (452)    (1,414)
                                                                          ---------  ----------
               Total deferred tax liabilities                              (34,755)   (29,129)
                                                                          ---------  ----------
         Statement No. 115 market equity adjustment                          1,122     (1,162)
                                                                          ---------  ----------
               Net deferred tax assets                                    $ 10,386     13,258
                                                                          =========  ==========

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


9. INCOME TAXES (continued)

Pursuant to Statement No. 109, the Company has determined that it is not required to establish a valuation reserve for the net deferred tax assets since it is "more likely than not" that such net assets will be principally realized through future taxable income and tax planning strategies. The Company's conclusion that it is "more likely than not" that the net deferred tax assets will be realized is based on history of growth in earnings and the prospects for continued growth and profitability.

The Company has net operating loss carryforwards totaling $20,395,000 that expire in the years 2006 and 2007.

10. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Federal Home Loan Bank advances and other borrowings as of December 31, 1996 and 1995, include $73,661,000 and $86,174,000, respectively, borrowed by Zions First National Bank, a wholly-owned subsidiary, (the Bank) under its line of credit with the Federal Home Loan Bank of Seattle. The line of credit provides for borrowing of amounts up to ten percent of total assets. The line of credit is secured under a blanket pledge whereby the Bank maintains unencumbered security with par value, which has been adjusted using a pledge requirement percentage based upon the types of securities pledged, equal to at least 100 percent of outstanding advances, and Federal Home Loan Bank stock. There are no withdrawal and usage restrictions or compensating balance requirements.

Substantially all Federal Home Loan Bank advances reprice with changes in market interest rates or have short terms to maturity. The carrying value of such indebtedness is deemed to approximate market value.

Maturities of outstanding advances at December 31, 1996 in excess of one year are as follows (in thousands):

           1997                                            $  16,509
           1998                                               16,528
           1999                                               16,547
           2000                                                9,329
           2001                                                1,876
           Thereafter                                         12,872
                                                            --------
                                                           $  73,661
                                                            ========

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements



11. LONG-TERM DEBT

Long-term debt is summarized as follows (in thousands):


                                                                            1996       1995
                                                                         ---------  ---------
       Guaranteed preferred beneficial interests in junior
          subordinated deferrable interest debentures                    $200,000          -
       Subordinated notes                                                  50,000     54,000
       Capitalized real property leases,
          10% to 21%, payable in varying monthly installments               1,063      1,906
       Mortgage notes, 7-1/2% to 9%, due in varying
          amounts and periods                                                 405        111
       Other notes payable                                                    152        212
                                                                         ---------  ---------
                                                                         $251,620     56,229
                                                                         =========  =========

The 8.536 percent Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures mature in 2026 and require semiannual interest payments in June and December. During 1996, Zions Institutional Capital Trust A (a subsidiary of Zions First National Bank) was formed. On December 26, 1996, Zions Institutional Capital Trust A issued the
8.536 percent Capital Securities, Series A. The Capital Securities represent preferred undivided interests in the assets of Zions Institutional Capital Trust A and have a preference under certain circumstances over the Common Securities with respect to cash distributions. Zions Institutional Capital Trust A then invested the proceeds from the offering in the 8.536 percent debentures issued by the Bank. The debentures are direct and unsecured obligations of Zions First National Bank (a subsidiary of Zions Bancorporation) and are subordinate to the claims of depositors and general creditors of the Bank. Zions Bancorporation has irrevocably and unconditionally guaranteed all of Zions First National Bank's obligations under the debentures. Zions First National Bank has the right to redeem the debentures on or after December 15, 2006 at a price of 104.268 percent decreasing to par at December 15, 2016. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at stated maturity or their earlier redemption. The debentures mature on December 15, 2026.

Subordinated notes include $50,000,000 of 8-5/8 percent notes that mature in 2002. These notes are not redeemable prior to maturity. The subordinated notes are unsecured and require semiannual interest payments in April and October.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


11. LONG-TERM DEBT (continued)

Maturities and sinking fund requirements on long-term debt at December 31, 1996 for each of the succeeding five years are as follows (in thousands):

                                                 Consoli-    Parent
                                                  dated       only
                                                ---------    -------
       1997                                     $     335          5
       1998                                           254          -
       1999                                           214          -
       2000                                           103          -
       2001                                            83          -
       Thereafter                                 250,631     50,000
                                                ---------    -------
                                                $ 251,620     50,005
                                                =========    =======

12. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates, and to make a market in U.S. government, agency, and municipal securities. These financial instruments involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amount recognized in the balance sheets.

Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of the Company's customers are as follows (in thousands):

                                                          1996         1995
                                                        ----------  -----------
       Commitments to extend credit                    $ 1,793,810   1,552,507
       Standby letters of credit:
           Performance                                      79,470      39,868
           Financial                                        28,349      11,056
       Commercial letters of credit                          5,252       7,079

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


12. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Establishing commitments to extend credit gives rise to credit risk. A significant portion of the Company's commitments is expected to expire without being drawn upon; commitments totaling $1,423,286,000 expire in 1997. As a result, the Company's actual future credit exposure or liquidity requirements will be lower than the contractual amounts of the commitments. The Company uses the same credit policies and procedures in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring. The related credit risk is provided for in the allowance for losses on off-balance sheet financial instruments.

Standby and commercial letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include commitments in the amount of $101,059,000 expiring in 1997 and $6,760,000 expiring thereafter through 2005. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary.

Notional values of interest rate contracts are summarized as follows (in thousands):

                                                1996         1995
                                              ---------   ---------
        Caps and floors:
            Written                          $  825,000     825,000
            Purchased                                 -      25,000
        Swaps - fixed                           285,000     230,000
        Forwards                                 44,961           -
        Options                                       -       1,000

The Company enters into interest rate caps, floors, exchanges contracts (swaps), forwards, and options agreements as part of its overall asset and liability duration and interest rate risk management strategy. These transactions enable the Company to manage asset and liability durations, and transfer, modify, or reduce its interest rate risk. With the exception of interest rate caps, these instruments are used to hedge asset and liability portfolios and, therefore, are not marked to market. The notional amounts of the contracts are used to express volume, but the amounts potentially subject to credit risk are much smaller. Exposure to credit risk arises from the possibility of nonperformance by counterparties to the interest rate contracts. The Company controls this credit risk (except futures contracts and interest rate cap and floor contracts written, for which credit risk is de minimus) through credit approvals, limits, and monitoring procedures. As the Company generally enters into transactions only with high-quality counterparties, losses associated with counterparty nonperformance on interest rate contracts have been immaterial. Nevertheless, the related credit risk is considered and, if material, will be provided for in an allowance for losses on off-balance sheet financial instruments and included in other liabilities.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


12. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Interest rate caps and floors obligate one of the parties to the contract to make payments to the other if an interest rate index exceeds a specified upper "capped" level or if the index falls below a specified "floor" level. Of the interest rate caps and floors to which the Company is a party at December 31, 1996, only one with a notional value of $45 million has a remaining term of 18 years. The balance of the interest rate caps and floors have remaining terms of one to four years.

Interest rate swaps generally involve the exchange of fixed and variable rate interest payment obligations based on an underlying notional value, without the exchange of the notional value. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contract but also the interest rate risk associated with unmatched positions. Swaps to which the Company is a party at December 31, 1996, have remaining terms ranging from 2 to 34 months.

Forwards are contracts for the delayed delivery of financial instruments in which the seller agrees to deliver on a specified future date, a specified instrument, at a specified price or yield. As of December 31, 1996, the Company's forward contracts have remaining terms ranging from one to four months. An option contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument or commodity at a predetermined rate or price on a specified future date.

As a market maker in U.S. government, agency, and municipal securities, the Company enters into agreements to purchase and sell such securities. As of December 31, 1996 and 1995, the Company had outstanding commitments to purchase securities of $96,487 and $493,006, respectively, and outstanding commitments to sell securities of $68,772 and $370,156, respectively. These agreements at December 31, 1996, have remaining terms of one month or less.

The contract or notional amount of financial instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the actual level of risk. As of December 31, 1996 and 1995, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments described herein totaled $250,800,000 and $196,649,000, respectively.

The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material adverse effect on its consolidated financial position, operations, or liquidity.

In connection with loans sold to (or serviced for) others, the Company is subject to recourse obligations on approximately $20.4 million as of December 31, 1996.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


12. COMMITMENTS AND CONTINGENT LIABILITIES (continued)

The Company has commitments for leasing premises and equipment under the terms of noncancelable leases expiring from 1996 to 2031. Future aggregate minimum rental payments under existing noncancelable leases at December 31, 1996 are as follows (in thousands):

                                                              Real property
                                                  Real             and
                                                 property,      equipment,
                                               capitalized      operating
                                               -----------    -------------
          1997                                   $     279           5,038
          1998                                         217           4,505
          1999                                         171           3,813
          2000                                         171           3,097
          2001                                         171           2,456
          Thereafter                                   993           3,279
                                                 ---------    -------------
                                                 $   2,002          22,188
                                                 =========    =============

Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: 1997, $361,000; 1998, $277,000; 1999, $106,000; 2000,
$93,000; 2001, $84,000; and thereafter $5,107,000. Aggregate rental expense on operating leases amounted to $7,237,000, $6,500,000, and $4,841,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

13. STOCK OPTIONS

The Company has a qualified stock option plan adopted in 1981, under which stock options may be granted to key employees; and a nonqualified plan under which options may be granted to nonemployee directors. Under the nonqualified plan, options expire five to ten years from the date of grant. Under the qualified plan, 806,000 shares of common stock were reserved. Qualified options are granted at a price not less than 100 percent of the fair market value of the stock at the date of grant. Options granted are generally exercisable in increments from one to six years after the date of grant and expire six years after the date of grant. At December 31, 1996, there were 159,590 and 90,000 additional shares available for grant under the qualified plan and nonqualified plan, respectively.

The per share weighted-average fair value of stock options granted during 1996 and 1995 was $18.57 and $10.95 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                    1996       1995
                                                  ---------  ----------
      Expected dividend yield                       2.24%      2.81%
      Risk-free interest rate                       6.03%      6.77%
      Expected volatility                          24.43%     24.56%
      Expected life                               3.5 years   3.5 years

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


13. STOCK OPTIONS (continued)

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            1996        1995
                                                         ---------   ---------
       Net income (in thousands):
           As reported                                  $ 101,350      81,328
           Pro forma                                      100,988      81,246

       Earnings per share:
           As reported                                  $    6.84        5.53
           Pro forma                                         6.81        5.52

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost of options granted prior to January 1, 1995 is not considered.

Stock option activity during the periods indicated is as follows:

                                                 Number of   Weighted-average
                                                  shares     exercise price
                                                -----------  --------------
       Balance at December 31, 1993                341,439      $   22.72
           Granted                                 104,250          39.73
           Exercised                               (45,450)         20.04
           Forfeited                                (6,418)         24.39

       Balance at December 31, 1994                393,821          24.88
           Granted                                  70,225          42.65
           Exercised                              (131,382)         18.54
           Forfeited                                (8,315)         30.82

       Balance at December 31, 1995                324,349          28.86
           Granted                                  99,175          73.07
           Exercised                               (98,980)         23.30
           Forfeited                               (18,050)         14.14
           Expired                                  (2,500)         24.13
                                                -----------
       Balance at December 31, 1996                303,994      $   46.01
                                                ===========

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


13. STOCK OPTIONS (continued)

Selected information on stock options as of December 31, 1996 follows:

                                    Outstanding options                   Exercisable options
                       --------------------------------------------  ----------------------------
                                        Weighted-       Weighted-
                                         average         average                       Weighted-
   Exercise price        Number of      exercise     remaining life    Number of       average
         range            options         price          (years)        options     exercise price
---------------------  -------------  -------------  --------------  -------------  -------------
$ 9.47 to $15.25             54,900       $   10.48          3.10           34,200      $   10.18
$38.50 to $47.25            149,919           41.13          3.66           49,127          40.87
$72.50 to $88.25             99,175           73.07          5.61            2,500          75.00
                       ------------                                  -------------
                            303,994       $   46.01          4.20           85,827      $   29.63
                       =============                                 =============


14. COMMON STOCK

Changes in common stock are summarized as follows (amounts in thousands, except share amounts):

                                                        Shares         Amount
                                                     ------------   -----------
        Balance at December 31, 1993                  14,201,367     $  66,257

        Stock options:
            Redeemed and retired                         (15,265)            -
            Exercised                                     45,450           443
        Acquisition                                      328,000        12,493
                                                     ------------   -----------
        Balance at December 31, 1994                  14,559,552        79,193

        Stock redeemed and retired                      (375,040)      (18,523)
        Stock options:
            Redeemed and retired                         (21,585)            -
            Exercised                                    131,382         2,081
        Acquisition                                      261,611        10,726
                                                     ------------   -----------
        Balance at December 31, 1995                  14,555,920        73,477

        Stock redeemed and retired                      (274,248)      (21,635)
        Stock options:
            Redeemed and retired                         (14,630)            -
            Exercised                                     98,980         1,749
        Acquisition                                      363,698        26,200
                                                     ------------   -----------
        Balance at December 31, 1996                  14,729,720    $   79,791
                                                     ============   ===========

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


15. SHAREHOLDERS' PROTECTION RIGHTS PLAN

The Company has in place a Shareholders' Protection Rights Plan. The Shareholders' Protection Rights Plan contains provisions intended to protect shareholders in the event of unsolicited offers or attempts to acquire the Company, including offers that do not treat all shareholders equally, acquisitions in the open market of shares constituting control without offering fair value to all shareholders, and other coercive or unfair takeover tactics that could impair the Board of Directors' ability to represent shareholders' interests fully. The Shareholders' Protection Rights Plan provides that attached to each share of common stock is one right (a "Right") to purchase one one-hundredth of a share of Participating Preferred Stock for an exercise price of $360, subject to adjustment.

The Rights have certain anti-takeover effects. The Rights may cause substantial dilution to a person that attempts to acquire the Company without the approval of the Board of Directors. The Rights, however, should not affect offers for all outstanding shares of common stock at a fair price and, otherwise, in the best interests of the Company and its shareholders as determined by the Board of Directors. The Board of Directors may, at its option, redeem all, but not fewer than all, of the then outstanding Rights at any time until the 10th business day following a public announcement that a person or a group had acquired beneficial ownership of 10 percent or more of the Company's outstanding common stock or total voting power.

16. REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.

The Company's actual capital amounts and ratios are also presented in the table as follows (in thousands):

                                                          For capital adequacy
                                          Actual               purposes           To be well capitalized
                                 ----------------------  ---------------------    ----------------------
                                   Amount        Ratio     Amount        Ratio      Amount       Ratio
                                 ----------    --------  ----------      -----     --------     --------
As of December 31, 1996:
    Total capital (to
      risk-weighted assets)       $731,902      18.31%   $319,737        8.00%     $399,671      10.00%
    Tier I capital (to
      risk-weighted assets)        574,928      14.38     159,868        4.00       239,802       6.00
    Tier I capital (to
      average assets)              574,928       8.77     196,728        3.00       327,881       5.00

As of December 31, 1995:
    Total capital (to
      risk-weighted assets)       $463,593      14.23%   $260,679        8.00%     $325,849      10.00%
    Tier I capital (to
      risk-weighted assets)        370,931      11.38     130,340        4.00       195,509       6.00
    Tier I capital (to
      average assets)              370,931       6.28     177,262        3.00       295,437       5.00

Dividends declared by the Company's national banking subsidiaries in any calendar year may not, without the approval of the appropriate federal regulator, exceed their net earnings for that year combined with their net earnings less dividends paid for the preceding two years. At December 31, 1996, the Company's subsidiaries had approximately $123.8 million available for the payment of dividends under the foregoing restrictions. In addition, the banking subsidiaries must meet various requirements and restrictions under the laws of the United States and state laws, including requirements to maintain cash reserves against deposits and limitations on loans and investments with affiliated companies. During 1996, cash reserve balances held with the Federal Reserve banks averaged approximately $34.2 million.

17. RETIREMENT PLANS

The Company has a noncontributory defined benefit pension plan for eligible employees. Plan benefits are based on years of service and employees' compensation levels. Benefits vest under the plan upon completion of five years of service. Plan assets consist principally of corporate equity and debt securities, government fixed income securities, and cash investments.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


17. RETIREMENT PLANS (continued)

The components of the net pension cost for the years ended December 31, 1996 and 1995, are as follows (in thousands):

                                                                          1996        1995
                                                                        ---------   ---------
       Service cost - benefits earned during the period                 $  3,184       2,151
       Interest cost on projected benefit obligation                       3,739       3,261
       Actual return on assets                                            (7,702)     (8,580)
       Net amortization and deferrals                                      3,598       5,072
                                                                        ---------   ---------
              Net pension cost                                          $  2,819       1,904
                                                                        =========   =========

Primary actuarial assumptions used in determining the net pension cost are as follows:

                                                                          1996        1995
                                                                        ---------   ---------
       Assumed discount rate                                              7.00%        8.75
       Assumed rate of increase in compensation levels                    5.00         5.00
       Expected long-term rate of return on assets                        9.00         9.00

The funded status of the plan as of December 31, 1996 and 1995, is as follows (in thousands):

                                                                 1996           1995
                                                              ----------     ----------
Actuarial present value of benefit obligations:
    Vested benefit obligation                                 $  (42,512)       (42,054)
                                                              ==========     ==========
    Accumulated benefit obligation                            $  (47,949)       (47,821)
                                                              ==========     ==========
Projected benefit obligation                                  $  (54,823)       (53,606)
Plan assets at fair value                                         53,462         48,360
                                                              ----------     ----------
Unfunded projected benefit obligation                             (1,361)        (5,246)
Unrecognized net loss                                              7,052         15,032
Unrecognized prior service cost                                     (524)        (1,175)
Unrecognized net transition asset                                 (1,681)        (2,306)
                                                              ----------     ----------
Prepaid pension cost                                          $    3,486          6,305
                                                              ==========     ==========

Primary actuarial assumptions (future periods):
    Assumed discount rate                                           7.50%          7.00
    Assumed rate of increase in compensation levels                 5.00           5.00


On December 20, 1996, the Board of Directors approved changes in the Company's defined benefit plan. These changes will result in the plan benefit being defined as a lump-sum cash value rather than an annuity at age 65.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


17. RETIREMENT PLANS (continued)

In addition to the Company's defined benefit pension plan, the Company sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time employees hired before January 1, 1993, who meet minimum age and service requirements. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Plan coverage is provided by self-funding or health maintenance organizations (HMOs) options. The accounting for the plan anticipates future cost-sharing changes to the written plan, including an increase in the normal and early retiree contribution rate to 50 percent in 1996. Reductions in the Company's obligations to provide benefits resulting from cost sharing changes have been applied to reduce the plans unrecognized transition obligation. The Company's retiree premium contribution rate is frozen at 50 percent of 1996 dollar amounts. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995, as follows (in thousands):

                                                                           1996      1995
                                                                         --------  --------
      Accumulated postretirement benefit obligation:
           Retirees                                                      $(2,181)   (4,855)
           Fully eligible active plan participants                          (836)     (523)
           Other active plan participants                                   (535)     (792)
                                                                         --------  --------
                                                                          (3,552)   (6,170)
      Plan assets at fair value                                                -         -
                                                                         --------  --------
      Accumulated postretirement benefit obligation in
         excess of plan assets                                            (3,552)   (6,170)
      Unrecognized net loss (gain)                                        (2,628)      116
                                                                         --------  --------
      Accrued postretirement benefit cost included in other
         liabilities                                                     $(6,180)   (6,054)
                                                                         ========  ========

Net periodic postretirement benefit cost for 1996 and 1995, includes the following components (in thousands):

                                                                           1996     1995
                                                                         --------  ------
      Service cost                                                       $   195       93
      Interest cost                                                          414      380
      Net amortization                                                         -     (351)
                                                                         --------  ------
              Net periodic postretirement benefit cost                   $   609      122
                                                                         ========  ======

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 and 7.0 percent, respectively, at December 31, 1996 and 1995.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


17. RETIREMENT PLANS (continued)

The Company has an Employee Stock Savings Plan and an Employee Investment Savings Plan (formerly known as the Salary Reduction Arrangement Plan) (PAYSHELTER). Under PAYSHELTER, employees select from a nontax-deferred or tax-deferred plan and four investment alternatives. Employees can contribute from 1 to 15 percent of compensation, which is matched 50 percent by the Company for contributions up to 5 percent and 25 percent for contributions greater than 5 percent up to 10 percent. Contributions to the plans amounted to $1,726,000, $1,404,000, and $1,319,000 for the years ended December 31, 1996, 1995, and
1994, respectively.

The Company has an employee profit-sharing plan. Contributions to the plan are determined per a formula based on the Company's annual return on equity (required minimum return of 14 percent). Accrued contributions to the plan amounted to $1,835,000, $1,592,000, and $1,096,000 for the years ended December 31, 1996, 1995, and 1994, respectively.


18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying value and estimated fair value of principal financial instruments are summarized as follows (in thousands):

                                                             December 31, 1996            December 31, 1995
                                                         --------------------------   --------------------------
                                                           Carrying    Estimated        Carrying    Estimated
                                                            value      fair value        value      fair value
                                                         ------------  ------------   ------------  ------------
    Financial assets:
        Cash and due from banks                          $   404,331       404,331        418,067       418,067
        Money market investments                             613,429       613,429        687,251       687,251
        Investment securities                              1,809,688     1,818,608      1,540,489     1,555,347
        Loans, net                                         3,387,225     3,403,757      2,739,401     2,758,244
                                                         ------------  ------------   ------------  ------------
            Total financial assets                       $ 6,214,673     6,240,125      5,385,208     5,418,909
                                                         ============  ============   ============  ============
    Financial liabilities:
        Demand, savings, and money market deposits       $ 3,634,612     3,634,612      3,162,904     3,162,904
        Time deposits                                        803,113       801,051        828,120       834,460
        Foreign deposits                                     114,292       114,406        106,090       106,090
        Securities sold, not yet purchased                    76,831        76,831        117,005       117,005
        Federal funds purchased and security
          repurchase agreements                              926,768       926,768        748,332       748,332
        FHLB advances and other borrowings                    87,194        87,194        101,084       101,084
        Long-term debt                                       251,620       255,646         56,229        61,507
                                                         ------------  ------------   ------------  ------------

            Total financial liabilities                  $ 5,894,430     5,896,508      5,119,764     5,131,382
                                                         ============  ============   ============  ============
    Off-balance sheet instruments:
        Caps and floors:
           Written                                       $    (4,372)       (4,372)        (4,691)       (4,691)
           Purchased                                               -             -            174             3
        Swaps - fixed                                              -         1,360              -         4,936
        Forwards                                                   -            53              -             -
                                                         ------------  ------------   ------------  ------------

            Total off-balance sheet instruments          $    (4,372)       (2,959)        (4,517)          248
                                                         ============  ============   ============  ============

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


18.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Financial assets and financial liabilities other than investment securities of the Company are not traded in active markets. The above estimates of fair value require subjective judgments and are approximate. Changes in the following methodologies and assumptions could significantly affect the estimates.

Financial Assets - The estimated fair value approximates the carrying value of cash and due from banks and money market investments. For securities, the fair value is based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or using a discounted cash flow model based on established market rates. The fair value of fixed-rate loans is estimated by discounting future cash flows using the London Interbank Offered Rate (LIBOR) yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. Variable-rate loans reprice with changes in market rates. As such their carrying amounts are deemed to approximate fair value. The fair value of the allowance for loan losses of $65,318,000 and $67,555,000 at December 31, 1996 and 1995, respectively, are the present value of estimated net charge-offs.

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

Off-Balance Sheet Financial Instruments - The fair value of the caps, floors, and swaps reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based upon pricing or valuation models applied to current market information, thereby taking into account the current unrealized gains or losses of open contracts. The carrying amounts include unamortized fees paid or received and deferred gains or losses.

The fair value of commitments to extend credit and letters of credit, based on fees currently charged for similar commitments, is not significant.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


19. QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

Financial information by quarter for the three years ended December 31, 1996, is as follows (in thousands, except per share amounts):

                                                    Income
                                 Net     Provision  before             Net income
                               interest  for loan   income     Net     per common
                                income   losses     taxes    income      share
                               --------  ---------  -------  --------  ----------
     1996:
       First quarter           $ 59,949       600    35,674   23,671        1.61
       Second quarter            63,490       760    37,816   25,064        1.70
       Third quarter             65,768       840    39,535   25,760        1.73
       Fourth quarter            71,266     1,340    40,467   26,855        1.80
                               --------  ---------  -------  --------  ----------
                               $260,473     3,540   153,492  101,350        6.84
                               ========  =========  =======  ========  ==========

     1995:
       First quarter           $ 53,201       600    23,824   16,001        1.09
       Second quarter            55,897       850    31,270   20,521        1.39
       Third quarter             57,923       800    34,044   22,291        1.52
       Fourth quarter            60,073       550    33,140   22,515        1.53
                               --------  ---------  -------  --------  ----------
                               $227,094     2,800   122,278   81,328        5.53
                               ========  =========  =======  ========  ==========

     1994:
       First quarter           $ 44,801       290     18,416  12,438         .87
       Second quarter            48,741       467     24,743  16,418        1.12
       Third quarter             51,859       440     26,789  17,665        1.20
       Fourth quarter            53,205       984     24,779  17,306        1.18
                               --------  ---------  -------  --------  ----------
                               $198,606     2,181     94,727  63,827        4.37
                               ========  =========  =======  ========  ==========

20. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Zions Bancorporation (parent only) follows:

                              ZIONS BANCORPORATION
                            Condensed Balance Sheets
                           December 31, 1996 and 1995
                                 (In thousands)


  ASSETS                                                                                  1996           1995
                                                                                       -----------    -----------
 Cash and due from banks                                                               $     1,855          2,955
 Interest-bearing deposits                                                                   3,528         16,503
 Investment securities                                                                       4,127          2,521
 Loans, lease financing, and other receivables                                                  55          1,108
 Investments in subsidiaries:
     Commercial banks                                                                      542,829        458,647
     Other                                                                                   6,191          5,478
 Receivables from subsidiaries:
     Commercial banks                                                                           --            100
     Other                                                                                   1,433            574
 Real estate held for rental purposes, at cost, less accumulated depreciation                1,286          1,667
 Premises and equipment, at cost, less accumulated depreciation                                211            187
 Other real estate owned                                                                        54             58
 Other assets                                                                               16,254         10,024
                                                                                       -----------    -----------
       Total assets                                                                    $   577,823        499,822
                                                                                       ===========    ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Accrued liabilities                                                                   $    20,366         16,596
 Short-term borrowings                                                                          --             --
 Long-term debt                                                                             50,005         54,720
                                                                                       -----------    -----------
       Total liabilities                                                                    70,371         71,316
                                                                                       -----------    -----------
 Shareholders' equity:
     Common stock                                                                           79,791         73,477
     Net unrealized holding gains and losses on securities available for sale               (1,835)         1,850
     Retained earnings                                                                     429,496        353,179
                                                                                       -----------    -----------
       Total shareholders' equity                                                          507,452        428,506
                                                                                       -----------    -----------
                                                                                       $   577,823        499,822
                                                                                       ===========    ===========

                              ZIONS BANCORPORATION
                         Condensed Statements of Income
                  Years ended December 31, 1996, 1995, and 1994
                                 (In thousands)



                                                                                      1996          1995            1994
                                                                                  -----------    -----------    -----------
Interest income - interest and fees on loans and securities                       $       890          2,417          3,035
Interest expense - interest on borrowed funds                                           4,769          5,095          4,798
                                                                                  -----------    -----------    -----------
     Net interest loss                                                                 (3,879)        (2,678)        (1,763)
                                                                                  -----------    -----------    -----------
Other income:
   Dividends from consolidated subsidiaries:
     Commercial banks                                                                  44,970         29,400         21,528
     Other                                                                              1,000             --             --
   Other income                                                                         3,990          3,131          2,985
                                                                                  -----------    -----------    -----------
                                                                                       49,960         32,531         24,513
                                                                                  -----------    -----------    -----------
Expenses:
   Salaries and employee benefits                                                       6,472          5,262          4,913
   Operating expenses                                                                   1,733            463          1,165
                                                                                  -----------    -----------    -----------
                                                                                        8,205          5,725          6,078
                                                                                  -----------    -----------    -----------

Income before income tax benefit                                                       37,876         24,128         16,672
Income tax benefit                                                                     (2,762)        (2,052)        (1,939)
                                                                                  -----------    -----------    -----------
Income before equity in undistributed income of consolidated subsidiaries              40,638         26,180         18,611
                                                                                  -----------    -----------    -----------

Equity in undistributed income of consolidated subsidiaries:
    Commercial banks                                                                   60,086         54,245         44,133
    Other                                                                                 626            903          1,083
                                                                                  -----------    -----------    -----------
                                                                                       60,712         55,148         45,216
                                                                                  -----------    -----------    -----------
     Net income                                                                   $   101,350         81,328         63,827
                                                                                  ===========    ===========    ===========

                              ZIONS BANCORPORATION
                       Condensed Statements of Cash Flows
                  Years ended December 31, 1996, 1995, and 1994
                                 (In thousands)



                                                                        1996            1995           1994
                                                                     -----------    -----------    -----------
Cash flows from operating activities:
   Net income                                                        $   101,350         81,328         63,827
   Adjustments to reconcile net income  to net cash
    provided by operating activities:
     Undistributed net income of consolidated subsidiaries               (60,712)       (55,148)       (45,216)
     Depreciation of premises and equipment                                  440            678            675
     Amortization of excess costs of acquired businesses                     599            588            492
     Other                                                                 9,992          4,646             (3)
                                                                     -----------    -----------    -----------
       Net cash provided by operating activities                          51,669         32,092         19,775
                                                                     -----------    -----------    -----------
Cash flows from investing activities:
 Net decrease (increase) in interest-bearing deposits                     12,975        (13,677)        (2,381)
 Collection of advances to subsidiaries                                      986         34,548          4,939
 Advances to subsidiaries                                                 (1,745)        (7,565)        (3,575)
 Decrease (increase) of investment in subsidiaries                           (30)          (386)           274
 Purchase of other assets                                                (12,000)            --             --
 Other                                                                    (2,786)         3,625          1,908
                                                                     -----------    -----------    -----------
       Net cash provided by (used in) investing activities                (2,600)        16,545          1,165
                                                                     -----------    -----------    -----------
Cash flows from financing activities:
 Net change in short-term funds borrowed                                      --         (8,001)        (3,305)
 Payments on long-term debt                                               (4,715)        (1,469)        (1,358)
 Proceeds from issuance of common stock                                    1,178          1,291            317
 Payments to redeem common stock                                         (21,635)       (18,523)            --
 Dividends paid                                                          (24,997)       (20,554)       (17,271)
                                                                     -----------    -----------    -----------
      Net cash used in financing activities                              (50,169)       (47,256)       (21,617)
                                                                     -----------    -----------    -----------
Net increase (decrease) in cash and due from banks                        (1,100)         1,381           (677)
Cash and due from banks at beginning of year                               2,955          1,574          2,251
                                                                     -----------    -----------    -----------
Cash and due from banks at end of year                               $     1,855          2,955          1,574
                                                                     ===========    ===========    ===========

The parent company paid interest of $4,745,000, $6,180,000, and $7,245,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

                              ZIONS BANCORPORATION
                    Condensed Statements of Retained Earnings
                  Years ended December 31, 1996, 1995, and 1994
                                 (In thousands)


                                                                         1996           1995            1994
                                                                     -----------    -----------    -----------
Balance at beginning of year                                         $   353,179        292,443        245,920
Net income                                                               101,350         81,328         63,827
Cash dividends:
    Preferred, paid by subsidiary to minority shareholder                    (36)           (38)           (33)
    Common                                                               (24,997)       (20,554)       (16,786)
    Dividends of NBA prior to merger                                          --             --           (485)
                                                                     -----------    -----------    -----------
Balance at end of year                                               $   429,496        353,179        292,443
                                                                     ===========    ===========    ===========

The selected quarterly financial data information required by this item appears on pages 27 and 83 under the caption "QUARTERLY FINANCIAL INFORMATION (UNAUDITED)."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, to the extent not included under the caption "Executive officers of the registrant" in Part I of this report, will appear on pages 2 through 5 of the definitive Proxy Statement. Information relating to the directors and executive officers on pages 2 through 5, and information required by Item 405 of Regulation S-K as set forth beginning in the last paragraph on page 7 of the definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be held April 25, 1997, is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item appearing on pages 8 through 17 of the definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be held April 25, 1997, is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appearing on pages 6 and 7 of the definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be held April 25, 1997, is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appearing on page 18 of the definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be held April 25, 1997, is incorporated herein by reference.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are part of this report and appear on the pages indicated:

                                                                                                                     Page
      (1) Financial Statements:

           Independent Auditors' Report                                                                              49

           Consolidated Balance Sheets - December 31, 1996 and 1995                                                  50

           Consolidated Statements of Income - Years ended December 31, 1996, 1995, and 1994                         51

           Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995, and 1994                     52

           Consolidated Statements of Retained Earnings Years ended December 31, 1996, 1995, and 1994                53

           Notes to Consolidated Financial Statements                                                                54

       (2) Financial Statement Schedules:

           Schedules are omitted because the information is either not required, not applicable, or is included in Part II, Items 6-8 of this report.

       (3) Exhibits:

           The exhibits listed on the Exhibit Index on pages 91 and 92 of this report are filed or are incorporated herein by reference.

(b)    Reports on Form 8-K

           Zions Bancorporation filed the follwing reports on Form 8-K during the quarter ended December 31, 1996

           Form 8-K filed October 11, 1996 (Item5) Shareholder Protection Rights Agreement

           Form 8-K filed December 30, 1996 (Item 5) Announcement that Zions Institutional Capital Trust A, a subsidiary of Zions First National Bank created as a Delaware statutory business trust, issued $200 million of 8.356% trust preferred securities

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1993, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 33-58845 (filed on April 26, 1995) and 33-58855 (filed on April 26, 1995).

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


March 21, 1997                       ZIONS BANCORPORATION

                               By    /s/ Harris H. Simmons
                                     -------------------------------------------
                                     HARRIS H. SIMMONS, President and Chief
                                     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                 March 21, 1997

       /s/ Harris H. Simmons                                             /s/ Dale M. Gibbons
--------------------------------------------------------------     --------------------------------------------------------------
HARRIS H. SIMMONS, President, Chief Executive Officer and          DALE M. GIBBONS, Secretary, Senior Vice President, and
Director                                                           Chief Financial Officer


      /s/ Roy W. Simmons                                                 /s/ Walter E. Kelly
--------------------------------------------------------------     --------------------------------------------------------------
ROY W. SIMMONS, Chairman and Director                              WALTER E. KELLY, Controller


     /s/ Jerry C. Atkin                                                  /s/ Robert G. Sarver
--------------------------------------------------------------     --------------------------------------------------------------
JERRY C. ATKIN, Director                                           ROBERT G. SARVER, Director


      /s/ Grant R. Caldwell                                              /s/ L. E. Simmons
--------------------------------------------------------------     --------------------------------------------------------------
GRANT R. CALDWELL, Director                                        L.E. SIMMONS, Director


      /s/ R. D. Cash                                                     /s/ I. J. Wagner
--------------------------------------------------------------     --------------------------------------------------------------
R. D. CASH, Director                                               I. J. WAGNER, Director


     /s/ Richard H. Madsen                                              /s/ Dale W. Westergard
--------------------------------------------------------------     --------------------------------------------------------------
RICHARD H. MADSEN, Director                                        DALE W. WESTERGARD, Director


      /s/ Roger B. Porter
--------------------------------------------------------------
ROGER B. PORTER, Director

                                  EXHIBIT INDEX
                    FILED AS PART OF THIS REPORT ON FORM 10-K

                    (Pursuant to Item 601 of Regulations S-K)

Exhibit no.      Description and method of filing
------------     ------------------------------------------------------------------------------------------
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

                                  EXHIBIT INDEX
              FILED AS PART OF THIS REPORT ON FORM 10-K (continued)

                    (Pursuant to Item 601 of Regulations S-K)

Exhibit no.      Description and method of filing
------------     ------------------------------------------------------------------------------------------
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

   10.10         Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1993-1997
                 (incorporated by reference to Exhibit 10.8 of Zions Bancorporation's Annual Report on
                 Form 10-K for the year end December 31, 1993)                                                         *

   10.11         Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1994-1997
                 (incorporated by reference to Exhibit 10.9 of Zions Bancorporation's Annual Report on
                 Form 10-K for the year end December 31, 1994)                                                         *

   10.12         Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1995-1998
                 (incorporated by reference to Exhibit 10.14 of Zions Bancorporation's Annual Report on
                 Form 10-K for the year ended December 31, 1995)                                                       *

   10.13         Zions Bancorporation Executive Management Pension Plan (incorporated by reference to
                 Exhibit 10.10 of Zions Bancorporation's Annual Report on Form 10-K for the year ended
                 December 31, 1994)                                                                                    *

   10.14         Employment Agreement between Zions Bancorporation and Mr. John Gisi (incorporated by reference to Exhibit 10.13 of Zions Bancorporation's Annual Report on Form 10-K for the
                 year ended December 31, 1995)                                                                         *

   10.15         Zions Bancorporation Non-Employee Directors Stock Option Plan approved by the shareholders of the Company on April 26, 1996 (incorporated by reference to Exhibit 10 of Zions Bancorporation's Quarterly Report on Form 10-Q for the quarter ended June 30,
                 1996)                                                                                                 *

   10.16         Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1996-1999 (filed)

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