Form 10-Q
period 1997-03-31
ZIONS BANCORPORATION /UT/
filed 1997-05-12
CIK 109380

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to  ___________________


COMMISSION FILE NUMBER 0-2610



                              ZIONS BANCORPORATION
                              ____________________
             (Exact name of Registrant as specified in its charter)



                UTAH                                     87-0227400
 _________________________________                    ___________________
 (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                    Identification No.)


    ONE SOUTH MAIN, SUITE 1380
      SALT LAKE CITY, UTAH                                     84111
_________________________________________                   __________
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (801) 524-4787

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

Common Stock, without par value, outstanding at May 2, 1997
14,448,230 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                     INDEX



                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION
         ---------------------

    ITEM 1.       Financial Statements (unaudited)

                  Consolidated Balance Sheets                                                      3
                  Consolidated Statements of Income                                                4
                  Consolidated Statements of Cash Flows                                            5
                  Consolidated Statements of Retained Earnings                                     6
                  Notes to Consolidated Financial Statements                                       7

    ITEM 2.       Management's Discussion and Analysis                                             8


PART II.         OTHER INFORMATION
                 -----------------

    ITEM 6.      Exhibits and Reports on Form 8-K                                                 20


SIGNATURES                                                                                        20
----------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                              March 31,        December 31,       March 31,
(In thousands, except share amounts)                                            1997               1996              1996
ASSETS                                                                       -----------       -----------       -----------
Cash and due from banks                                                      $   361,580       $   404,331       $   394,495
Money market investments:
     Interest-bearing deposits                                                    51,037            47,746            37,002
     Federal funds sold                                                           64,135           260,023           198,069
     Security resell agreements                                                  902,547           305,660           802,754

Investment Securities:
     Held to maturity at cost (approximate market value
          $1,356,412, $1,331,081 and $1,157,977):
          Taxable                                                              1,157,431         1,096,921           943,561
          Nontaxable                                                             195,967           225,240           200,740
     Available for sale at market:
          Taxable                                                                377,184           412,686           354,211
          Nontaxable                                                              40,030            40,765            40,521
     Trading account at market                                                   157,957            34,076            81,888
                                                                             -----------       -----------       -----------
                                                                               1,928,569         1,809,688         1,620,921

Loans:
     Loans held for sale at cost, which approximates market                      170,521           150,467           153,589
     Loans, leases and other receivables                                       3,569,722         3,340,557         2,850,530
                                                                             -----------       -----------       -----------
                                                                               3,740,243         3,491,024         3,004,119
     Less:
          Unearned income and fees, net of related costs                          37,520            38,481            33,086
              Allowance for loan losses                                           69,297            69,954            67,625
                                                                             -----------       -----------       -----------
                                                                               3,633,426         3,382,589         2,903,408
Premises and equipment, at cost, less accumulated depreciation                    96,684            92,874            82,799
Amounts paid in excess of net assets of acquired businesses                       38,408            37,091            21,335
Other real estate owned                                                            1,039               138               788
Other assets                                                                     163,187           144,824           141,112
                                                                             -----------       -----------       -----------
          Total assets                                                       $ 7,240,612       $ 6,484,964       $ 6,202,683
                                                                             ===========       ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand                                              $ 1,106,096       $ 1,159,791       $   936,262
     Interest-bearing:
          Savings and money market                                             2,575,274         2,474,821         2,295,557
          Time under $100,000                                                    625,498           635,568           646,782
          Time over $100,000                                                     185,199           167,545           181,488
          Foreign                                                                179,631           114,292           110,907
                                                                             -----------       -----------       -----------
                                                                               4,671,698         4,552,017         4,170,996
Securities sold, not yet purchased                                               109,446            76,831            56,962
Federal funds purchased                                                          195,635           155,407           173,667
Security repurchase agreements                                                 1,331,070           771,361         1,126,039
Accrued liabilities                                                               93,573            83,082            79,662
Federal Home Loan Bank advances and other borrowings:
     Less than one year                                                           14,887            13,533            18,414
     Over one year                                                                69,530            73,661            82,313
Long-term debt                                                                   251,204           251,620            56,008
                                                                             -----------       -----------       -----------
          Total liabilities                                                    6,737,043         5,977,512         5,764,061
                                                                             -----------       -----------       -----------

Shareholders' equity:
     Capital stock:
          Preferred stock, without par value; authorized 3,000,000
               shares; issued and outstanding, none                                   --                --                --
          Common stock, without par value; authorized 30,000,000
               shares; issued and outstanding, 14,544,404
               14,729,720 and 14,555,191 shares                                   56,181            79,791            67,569
     Net unrealized holding gains and losses on securities
          available for sale                                                      (2,411)           (1,835)              173
     Retained earnings                                                           449,799           429,496           370,880
                                                                             -----------       -----------       -----------
           Total shareholders' equity                                            503,569           507,452           438,622
                                                                             -----------       -----------       -----------
          Total liabilities and shareholders' equity                         $ 7,240,612       $ 6,484,964       $ 6,202,683
                                                                             ===========       ===========       ===========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                    Three Months Ended
                                                                        March 31,
                                                                  --------------------
(In thousands, except per share amounts)                             1997      1996
                                                                  ---------  ---------
Interest income:
     Interest and fees on loans                                   $  77,893  $  65,241
     Interest on loans held for sale                                  2,845      2,740
     Interest on money market investments                            21,032     15,380
     Interest on securities:
          Held to maturity:
               Taxable                                               18,754     15,687
               Nontaxable                                             2,772      3,190
          Available for sale:
               Taxable                                                6,698      5,662
               Nontaxable                                               561        562
          Trading account                                             3,345      2,404
     Lease financing                                                  3,013      2,642
                                                                  ---------  ---------
          Total interest income                                     136,913    113,508
                                                                  ---------  ---------
Interest expense:
     Interest on savings and money market deposits                   23,125     19,877
     Interest on time deposits under $100,000                         7,929      8,897
     Interest on time deposits over $100,000                          2,264      2,580
     Interest on foreign deposits                                     1,581      1,157
     Interest on securities sold, not yet purchased                   1,244        990
     Interest on borrowed funds                                      33,156     20,058
                                                                  ---------  ---------
          Total interest expense                                     69,299     53,559
                                                                  ---------  ---------
          Net interest income                                        67,614     59,949
Provision for loan losses                                               990        600
                                                                  ---------  ---------
          Net interest income after provision for loan losses        66,624     59,349
                                                                  ---------  ---------
Noninterest income:
     Service charges on deposit accounts                              8,931      7,707
     Other service charges, commissions and fees                      9,292      6,841
     Trust income                                                     1,562      1,282
     Investment securities gains, net                                    60          2
     Trading account income                                             791        873
     Loan sales and servicing income                                  9,091      7,110
     Other income                                                     2,061      2,262
                                                                  ---------  ---------
          Total noninterest income                                   31,788     26,077
                                                                  ---------  ---------
Noninterest expense:
     Salaries and employee benefits                                  31,688     26,995
     Occupancy, net                                                   3,025      2,784
     Furniture and equipment                                          4,455      3,606
     Other real estate expense (income)                                 176       (283)
     Legal and professional services                                  1,457        739
     Supplies                                                         1,575      1,522
     Postage                                                          1,509      1,356
     Advertising                                                      1,626      1,482
     FDIC premiums                                                      127          5
     Amortization of intangible assets                                1,072        764
     Other expenses                                                  10,963     10,782
                                                                  ---------  ---------
          Total noninterest expense                                  57,673     49,752
                                                                  ---------  ---------
Income before income taxes                                           40,739     35,674
Income taxes                                                         14,037     12,003
                                                                  ---------  ---------
Net income                                                        $  26,702  $  23,671
                                                                  =========  =========

Weighted average common and common-equivalent shares                 14,783     14,679

Net income per common share                                       $    1.81  $    1.61

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                  Three Months Ended
                                                                        March 31,
                                                               ---------------------------
(In thousands)                                                     1997           1996
                                                               ------------   ------------
Cash flows from operating activities:
     Net income                                                $     26,702   $     23,671
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses                                     990            600
          Write-downs of other real estate owned                         97             --
          Depreciation of premises and equipment                      3,519          2,985
          Amortization of premium on core deposits and
               other intangibles                                      1,072            764
          Amortization of net premium/discount on
               investment securities                                  1,241          1,576
          Accretion of unearned income and fees, net of
               related costs                                           (961)         2,133
          Proceeds from sales of trading account securities      25,711,280     14,759,949
          Increase in trading account securities                (25,835,161)   (14,778,130)
          Net gain on sales of investment securities                    (60)            (2)
          Proceeds from loans held for sale                         154,355        152,783
          Increase in loans held for sale                          (172,731)      (179,272)
          Net gain on sales of loans, leases and other assets        (8,140)        (5,380)
          Net gain (loss) on sales of other real estate owned             6           (281)
          Change in accrued income taxes                             13,534         12,051
          Change in accrued interest receivable                      (5,144)        (1,535)
          Change in other assets                                    (12,612)        (5,778)
          Change in accrued interest payable                          5,851          1,668
          Change in accrued liabilities                              (8,735)        (6,096)
                                                               ------------   ------------
               Net cash (used in) operating
                    activities                                     (124,897)       (18,294)
                                                               ------------   ------------

Cash flows from investing activities:
     Net increase in money market investments                      (404,290)      (350,574)
     Proceeds from maturities of investment securities
          held to maturity                                           99,624         62,932
     Purchases of investment securities held to maturity           (132,092)      (130,474)
     Proceeds from sales of investment securities
          available for sale                                            261            739
     Proceeds from maturities of investment securities
          available for sale                                         69,151         69,282
     Purchases of investment securities available for sale          (34,060)       (69,286)
     Proceeds from sales of loans and leases                        181,454        141,261
     Net increase in loans and leases                              (408,033)      (269,416)
     Purchases of assets to be leased                                    --         (8,514)
     Proceeds from sales of premises and equipment                      137             60
     Purchases of premises and equipment                             (7,405)        (4,222)
     Proceeds from sales of other real estate owned                     104            876
     Proceeds from sales of mortgage servicing rights                   223            623
     Purchases of mortgage servicing rights                             (58)        (1,441)
     Proceeds from sales of other assets                                150            195
     Purchases of other assets                                          (50)            --
                                                               ------------   ------------
               Net cash (used in) investing
                    activities                                     (634,884)      (557,959)
                                                               ------------   ------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                        -----------------------
(In thousands)                                            1997           1996
                                                        ---------     ---------
Cash flows from financing activities:
     Net increase in deposits                             119,681        73,882
     Net change in short-term funds borrowed              634,064       495,096
     Payments on FHLB advances over one year               (4,131)       (3,861)
     Payments on long-term debt                              (416)         (221)
     Proceeds from issuance of common stock                   356           854
     Payments to redeem common stock                      (26,125)       (7,099)
     Dividends paid                                        (6,399)       (5,970)
                                                        ---------     ---------
               Net cash provided by
                    financing  activities                 717,030       552,681
                                                        ---------     ---------
Net (decrease) in cash and due from banks                 (42,751)      (23,572)
Cash and due from banks at beginning of period            404,331       418,067
                                                        ---------     ---------
Cash and due from banks at end of period                $ 361,580     $ 394,495
                                                        =========     =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                          ---------------------
(In thousands)                                              1997         1996
                                                          --------     --------
Cash paid (received) for:
     Interest                                             $ 63,404     $ 51,870
     Income taxes                                               80         (369)
Loans transferred to other real estate owned                 1,108          291


ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(UNAUDITED)

                                                            Three Months Ended  Twelve Months Ended
                                                                  March 31,       December 31,
                                                                  ---------         ---------
(In thousands)                                                 1997       1996         1996
                                                            ---------   ---------   ---------
Balance at beginning of period                              $ 429,496   $ 353,179   $ 353,179
Add:

     Net income                                                26,702      23,671     101,350
                                                            ---------   ---------   ---------
                                                              456,198     376,850     454,529
Deduct cash dividends:
     Preferred, paid by subsidiary to minority shareholder         (9)        (10)        (36)
     Common, per share $.44 in 1997
          and $.41 and $1.70 in 1996                           (6,390)     (5,960)    (24,997)
                                                            ---------   ---------   ---------
Balance at end of period                                    $ 449,799   $ 370,880   $ 429,496
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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
(UNAUDITED)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     ----------------------------------
(In thousands, except per share and ratio data)                                         1997       1996       % Change
                                                                                     ----------  ----------  ----------
EARNINGS
Net income                                                                           $   26,702  $   23,671      12.80%

PER COMMON SHARE
Net income                                                                                 1.81        1.61      12.42%
Dividends                                                                                   .44         .41       7.32%
Book value at March 31                                                                    34.62       30.19      14.67%
Market value at March 31                                                                 118.75       70.75      67.84%


Weighted average common and common-
     equivalent shares outstanding                                                   14,783,000  14,679,000
Common shares outstanding at March 31                                                14,544,404  14,528,191

BALANCES AT PERIOD END
Total assets                                                                         $7,240,612  $6,202,683      16.73%
Money market investments                                                              1,017,719   1,037,825      -1.94%
Securities                                                                            1,928,569   1,620,921      18.98%

Net loans and leases                                                                  3,702,723   2,971,033      24.63%
Allowance for loan losses                                                                69,297      67,625       2.47%
Total deposits                                                                        4,671,698   4,170,996      12.00%
Shareholders' equity                                                                    503,569     438,622      14.81%

Nonperforming assets                                                                     11,107       9,393      18.25%
Loans past due 90 days or more                                                            3,829       6,669     -42.59%


PERFORMANCE RATIOS
Return on average assets                                                                  1.42%       1.54%
Return on average common equity                                                          21.52%      21.96%
Common dividend payout                                                                   23.93%      25.18%
Net interest margin                                                                       3.98%       4.36%
Efficiency ratio                                                                         57.07%      56.77%
Nonperforming assets to net loans and leases,
  other real estate owned and other nonperforming assets at March 31                       .30%        .32%

CAPITAL RATIOS
Average equity to average assets                                                          6.62%       7.02%
Leverage ratio at March 31                                                                7.84%       6.20%
Tier I risk-based capital at March 31                                                    14.03%      11.13%
Total risk-based capital at March 31                                                     17.49%      13.89%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved record earnings for the first quarter. Consolidated net income for the quarter ended March 31, 1997 was $26.7 million or $1.81 per share, an increase of 12.8% and 12.4%, respectively, over the $23.7 million or $1.61 per share earned in the first quarter of 1996. The quarterly dividend per share increased to $0.44 from $0.41 in 1996.

The Company's first-quarter earnings relative to the same period a year ago reflect a $7.6 million (12.8%) increase in net interest income, a $5.7 million (21.9%) increase in noninterest income, partially offset by a $.4 million (65.0%) increase in the provision for loan losses, a $7.9 million (15.9%) increase in noninterest expense and a $2.0 million (16.9%) increase in income tax expense.

The annualized return on average assets for the first quarter of 1997 was 1.42%, resulting in a return on average common shareholders' equity of 21.52%, compared to 1.54% and 21.96%, respectively, reported in the first quarter of 1996.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the first quarter of 1997, adjusted to a fully taxable-equivalent basis, increased 12.5% to $69.3 million compared to $61.6 million for the first quarter of 1996. Net interest margin was 3.98%, as compared to 4.36% for the first quarter of 1996.

The yield on average earning assets decreased 19 basis points during the first quarter of 1997 as compared to the first quarter of 1996, and the average rate paid this quarter on interest-bearing funds increased 17 basis points from the first quarter of 1996. The spread on average interest-bearing funds for the first quarter of 1997 was 3.27%, down from the 3.63% for the first quarter of 1996.

The Company manages its earnings sensitivity to interest rate movements, in part, by matching the repricing characteristics of its assets and liabilities and, to a lesser extent, through the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for the first quarter of 1997 was $.4 million compared to $.5 million for the first quarter of 1996.

The increased level of taxable-equivalent net interest income in the first quarter of 1997, compared to the same period in 1996, resulted primarily from the increase in average earning assets, principally driven by a 22.6% growth in average loans and leases. The decrease in net interest margin resulted primarily from interest expense of the $200 million trust preferred securities issued in December 1996 and the arbitrage activity in money market investments and short term borrowings to mitigate the reduction of net interest income from the securities.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(UNAUDITED)

                                                            Three Months Ended                        Three Months Ended
                                                              March 31, 1997                            March 31, 1996
                                                ----------------------------------------  ---------------------------------------
                                                  Average        Amount of     Average      Average       Amount of    Average
(In thousands)                                    Balance        Interest 1      Rate       Balance       Interest 1     Rate
                                                -----------     -----------  -----------  -----------    ----------- -----------
ASSETS
Money market investments:
     Interest-bearing deposits                  $    49,888     $       630        5.12%  $    35,926    $       438       4.90%
     Federal funds sold and security
          resell agreements                       1,520,898          20,402        5.44%    1,065,657         14,942       5.64%
                                                -----------     -----------               -----------    -----------
          Total money market investments          1,570,786          21,032        5.43%    1,101,583         15,380       5.62%
                                                -----------     -----------               -----------    -----------
Investment securities:
     Held to maturity:
          Taxable                                 1,097,160          18,754        6.93%      935,696         15,687       6.74%
          Nontaxable                                194,172           3,960        8.27%      196,478          4,557       9.33%
     Available for sale:
          Taxable                                   397,535           6,698        6.83%      353,261          5,662       6.45%
          Nontaxable                                 40,508             801        8.02%       41,230            803       7.83%
     Trading account                                232,576           3,345        5.83%      174,362          2,404       5.55%
                                                -----------     -----------               -----------    -----------
          Total securities                        1,961,951          33,558        6.94%    1,701,027         29,113       6.88%
                                                -----------     -----------               -----------    -----------
Loans:
     Loans held for sale                            154,483           2,845        7.47%      149,428          2,740       7.37%
     Net loans and leases 2                       3,370,267          81,137        9.76%    2,725,830         67,883      10.02%
                                                -----------     -----------               -----------    -----------
          Total loans                             3,524,750          83,982        9.66%    2,875,258         70,623       9.88%
                                                -----------     -----------               -----------    -----------
Total interest-earning assets                   $ 7,057,487     $   138,572        7.96%  $ 5,677,868    $   115,116       8.15%
                                                                -----------                              -----------
Cash and due from banks                             325,147                                   322,950
Allowance for loan losses                           (69,842)                                  (67,451)
Other assets                                        292,100                                   244,949
                                                -----------                               -----------
Total assets                                    $ 7,604,892                               $ 6,178,316
                                                ===========                               ===========
LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits                   $   600,248     $     4,608        3.11%  $   637,053    $     4,903       3.10%
     Money market super NOW deposits              1,922,695          18,517        3.91%    1,595,439         14,974       3.77%
     Time deposits under $100,000                   645,384           7,929        4.98%      663,867          8,897       5.39%
     Time deposits $100,000 or more                 154,168           2,264        5.96%      163,483          2,580       6.35%
     Foreign deposits                               141,366           1,581        4.54%      106,534          1,157      14.37%
                                                -----------     -----------               -----------    -----------
          Total interest-bearing deposits         3,463,861          34,899        4.09%    3,166,376         32,511       4.13%
                                                -----------     -----------               -----------    -----------
Borrowed funds:
     Securities sold, not yet purchased              87,336           1,244        5.78%       71,995            990       5.53%
     Federal funds purchased and security
          repurchase agreements                   2,108,162          26,444        5.09%    1,362,078         17,131       5.06%
     FHLB advances and other borrowings:
          Less than one year                         12,729             209        6.66%       22,300            360       6.49%
          Over one year                              71,520           1,072        6.08%       84,332          1,309       6.24%
     Long-term debt                                 251,274           5,431        8.77%       56,141          1,258       9.01%
                                                -----------     -----------               -----------    -----------
          Total borrowed funds                    2,531,021          34,400        5.51%    1,596,846         21,048       5.30%
                                                -----------     -----------               -----------    -----------
Total interest-bearing liabilities              $ 5,994,882     $    69,299        4.69%  $ 4,763,222    $    53,559       4.52%
                                                                -----------                              -----------
Noninterest-bearing deposits                      1,006,913                                   872,058
Other liabilities                                    99,909                                   109,472
                                                -----------                               -----------
Total liabilities                                 7,101,704                                 5,744,752
Total shareholders' equity                          503,188                                   433,564
                                                -----------                               -----------
Total liabilities and shareholders' equity      $ 7,604,892                               $ 6,178,316
                                                ===========                               ===========

Spread on average interest-bearing funds                                           3.27%                                   3.63%
                                                                                 ======                                  ======

Net interest income and net yield on
     interest-earning assets                                    $    69,273        3.98%                 $    61,557       4.36%
                                                                ===========      ======                  ===========     ======

  1 Taxable-equivalent rates used where applicable.
  2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 65.0% to $1.0 million for the first quarter of 1997, as compared with $.6 million for the first quarter of 1996. The provision for loan losses for the first quarter of 1997 and 1996 was incurred in the Company's Arizona and Nevada bank subsidiaries. No provision was recognized by the Company's Utah bank. Although the provision has increased, annualized it is only .11% of average loans.

NONINTEREST INCOME

Noninterest income for the first quarter of 1997 was $31.8 million, an increase of 21.9% over $26.1 million for the first quarter of 1996. Primary contributors to the increase in noninterest income were service charges on deposit accounts; other service charges, commissions and fees; and loan sales and servicing income. Comparing the segments of noninterest income for the first quarter of 1997 with the first quarter of 1996, service charges on deposit accounts; other service charges, commissions and fees; trust income; and loan sales and servicing income increased 15.9%, 35.8% 21.8% and 27.9%, respectively, while trading account income decreased 9.4% and other income decreased 8.9%.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 1997 was $57.7 million, an increase of 15.9% over $49.8 million for the first quarter of 1996. Comparing significant noninterst expense segments for the first quarter of 1997 with the first quarter of 1996, salaries and employee benefits increased 17.4%, occupancy increased 8.7% furniture and equipment expense increased 23.5%, and FDIC premiums increased 244.0%. Significant increases were also reported for other real estate expense, legal and professional services and amortization of intangible assets for the first quarter of 1997.

In the first quarter of 1997, four new banking centers were opened, 71 ATMs installed and additional investment in personnel was made in selected areas to enhance future revenue growth.

The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues was 57.07% for the first quarter of 1997 as compared to 56.77 % for the first quarter of 1996.

INCOME TAXES

The Company's income taxes increased 16.9% to $14.0 million for the first quarter of 1997 compared to $12.0 million for the first quarter of 1996. The increase in the Company's income taxes was primarily due to the increase in taxable income. The Company's effective income tax rate was 34.46% for the first quarter of 1997, up slightly from 33.65% for the first quarter of 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 24.3% to $7,057.5 million in the three months ended March 31, 1997, as compared to $5,677.9 million in the three months ended March 31, 1996. Earning assets comprised 92.8% of total average assets for the first three months of 1997, compared with 91.9% for the first three months of 1996.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements increased 42.6% to $1,570.8 million as compared to $1,101.6 million in the first three months of 1996.

During the first three months of 1997, average securities increased 15.3% to $1,962.0 million as compared to $1,701.0 million in the first three months of 1996. Average held to maturity securities increased 14.1%, available for sale securities increased 11.0%, and average trading account securities increased 33.4%, as compared with the same period in 1996.

Average net loans and leases increased 22.6% to $3,524.8 million for the first three months of 1997 as compared to $2,875.3 million in the first three months of 1996, representing 49.9% of earning assets in the first quarter of 1997 as compared to 50.6% in the first quarter of 1996. Average net loans and leases were 78.8% of average total deposits for the three months ended March 31, 1997, as compared to 71.2% for the three months ended March 31, 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES

The following table presents the Company's investment securities on March 31, 1997, December 31, 1996 and March 31, 1996.

                                                   March 31,             December 31,             March 31,
                                                     1997                    1996                    1996
                                            ----------------------  ----------------------  ----------------------
                                            Amortized     Market    Amortized    Market      Amortized    Market
(In thousands)                                 cost        value       cost       value        cost       value
                                            ----------  ----------  ----------  ----------  ----------  ----------
Held to maturity
U.S. government agencies and corporations:
     Small Business Administration
          loan-backed securities            $  485,730  $  491,143  $  487,748  $  491,785  $  510,875  $  523,172
     Other agency securities                   593,818     587,968     518,308     517,892     347,556     343,719
States and political subdivisions              214,234     216,950     255,321     259,560     228,230     232,895
Mortgage-backed securities                      59,616      60,351      60,784      61,844      57,640      58,191
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                            $1,353,398  $1,356,412  $1,322,161  $1,331,081  $1,144,301  $1,157,977
                                            ----------  ----------  ----------  ----------  ----------  ----------

Available for sale

U.S. Treasury securities                    $   10,158  $   10,157  $   14,655  $   14,707  $   14,162  $   14,185
U.S. government agencies                        88,904      83,791     120,620     116,500      83,035      82,567
States and political subdivisions               38,886      40,030      39,118      40,766      39,014      40,521
Mortgage-backed securities                      84,323      85,041      86,007      84,865      68,299      67,926
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                               222,271     219,019     260,400     256,838     204,510     205,199
                                            ----------  ----------  ----------  ----------  ----------  ----------
Equity securities:
    Mutual funds:
          Accessor Funds, Inc.                 109,518     107,926     109,071     109,100     108,939     108,141
          Other                                     --          --          --          --         571         571
     Stock:
          Federal Home Loan Bank                81,004      81,004      79,593      79,593      73,598      73,598
          Other                                  8,313       9,265       7,343       7,920       6,823       7,223
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                               198,835     198,195     196,007     196,613     189,931     189,533
                                            ----------  ----------  ----------  ----------  ----------  ----------
                                            $  421,106  $  417,214  $  456,407  $  453,451  $  394,441  $  394,732
                                            ----------  ----------  ----------  ----------  ----------  ----------
Total                                       $1,774,504  $1,773,626  $1,778,568  $1,784,532  $1,538,742  $1,552,709
                                            ==========  ==========  ==========  ==========  ==========  ==========



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

ZIONS BANCORPORATION AND SUBSIDIARIES

The table below sets forth the amount of loans outstanding by type on March 31, 1997, December 31, 1996 and March 31, 1996.

 (In thousands)

                                               March 31,  December 31,  March 31,
 Types                                           1997        1996        1996
                                              ----------  ----------  ----------
Loans held for sale                           $  170,521  $  150,467  $  153,589
Commercial, financial, and agricultural          867,784     783,589     696,027

Real estate:
        Construction                             341,589     323,668     322,023
        Other:

           Home equity credit line               160,668     165,134      85,145
           1-4 family residential                540,173     534,845     419,874
           Other real estate-secured           1,131,846   1,057,962     822,006
                                              ----------  ----------  ----------
                                               1,832,687   1,757,941   1,327,025
                                              ----------  ----------  ----------

                                               2,174,276   2,081,609   1,649,048

Consumer:

        Bankcard                                  27,267      37,089      43,728
        Other                                    265,401     267,456     284,184
                                              ----------  ----------  ----------
                                                 292,668     304,545     327,912


Lease financing                                  158,140     159,825     144,609
Other receivables                                 76,854      10,989      32,934
                                              ----------  ----------  ----------

        Total loans                           $3,740,243  $3,491,024  $3,004,119
                                              ==========  ==========  ==========


Loans held for sale on March 31, 1997 increased 13.3% from year-end 1996. All other loans, net of unearned income and fees increased 7.0% to $3,532.2 million on March 31, 1997, compared to $3,302.1 million on December 31, 1996. Commercial loans, construction loans, other real estate-secured loans, and other receivables increased from year end 10.7%, 5.5%, 4.3% and 599.4%, respectively, as consumer loans decreased 3.9% and lease financing decreased 1.1%. Within the other real estate-secured loan portfolio, home equity credit line loans decreased 2.7%, 1-4 family residential loans increased 1.0% and all other real estate loans increased 7.0% from year end.

On March 31, 1997, long-term first mortgage real estate serviced for others totaled $1,644.9 million and consumer and other loan securitizations, which relate primarily to loans sold under revolving securitization structures, totaled $861.5 million. During the first quarter of 1997, the Company sold $152.1 million of loans and held for sale and securitized and sold home equity credit line loans, credit card receivables and automobile loans totaling $176.0 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $11.1 million on March 31, 1997, down from 12.5 million on December 31, 1996, but up from $9.3 million on March 31, 1996. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .30%, .36% and .32% on March 31, 1997, December 31, 1996, and March 31, 1996, respectively.

Accruing loans past due 90 days or more totaled $3.8 million on March 31, 1997, up from $3.6 million on December 31, 1996, but down from $6.7 million on March 31, 1996. These loans equaled .10% on March 31, 1997, as compared to .10% on December 31, 1996 and .22% on March 31, 1996.

No loans were considered potential problem loans on March 31, 1997, December 31, 1996 or March 31, 1996. Potential problem loans are defined as loans presently on accrual and current by their terms, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans, in accordance with Financial Accounting Standard statements, and included in nonaccrual loans and leases, amounted to $5.4 million on March 31, 1997, as compared to $7.8 million on December 31, 1996, and $4.8 million on March 31, 1996. The Company considers a loan to be impaired when the accrual of interest has been discontinued and meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on March 31, 1997, December 31, 1996, and March 31, 1996, is a required allowance of $526 thousand, $25 thousand and $365 thousand, resepectively, on $2.2 million, $1.0 million and $1.9 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets on March 31, 1997, December 31, 1996, and March 31, 1996.



                                                      March 31,        December 31,       March 31,
(In thousands)                                           1997              1996              1996
                                                       -------           -------           -------
Nonaccrual loans                                       $ 9,216           $11,526           $ 8,360
Restructured loans                                         852               857               245
Other real estate owned and other
     nonperforming assets                                1,039               138               788
                                                       -------           -------           -------
     Total                                             $11,107           $12,521           $ 9,393
                                                       =======           =======           =======

% of net loans and leases*, other real estate
     owned and other nonperforming assets                  .30%              .36%              .32%
Accruing loans past due 90 days or more                $ 3,829           $ 3,553           $ 6,669
                                                       =======           =======           =======

% of net loans and leases*                                 .10%              .10%              .22%
*Includes loans held for sale



ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.87% of net loans and leases on March 31, 1997, compared to 2.03% on December 31, 1996, and 2.28% on March 31, 1996. Net charge-offs during the first quarter totaled $1.6 million, or .19% on average net loans and leases, compared to $.5 million, or .07% of average net loans and leases for the first quarter of 1996.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 688.29% on March 31, 1997, compared to 564.92% on December 31, 1996, and 785.9%
on March 31, 1996. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 531.22% on March 31, 1997, compared to 463.92% on December 31, 1996 and 450.0% on March 31, 1996.

On March 31, 1997, December 31, 1996, and March 31, 1996, the allowance for loan losses includes an allocation of $7.8 million, $5.9 million and $6.6 million, respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on March 31, 1997, December 31, 1996 and March 31, 1996, totaled $1,837.6 million, $1,906.9 million and $1,631.3 million, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

                                                                                                  Twelve Months
                                                                Three Months Ended                     Ended
 (In thousands)                                                    March 31,                        December 31,
                                                      ----------------------------------            -----------
                                                          1997                  1996                    1996
                                                      -----------            -----------            -----------
 Average loans* and leases outstanding
      (net of unearned income)                        $ 3,524,750            $ 2,875,258            $ 3,126,899
                                                      ===========            ===========            ===========
 Allowance for possible losses:
 Balance at beginning of the period                   $    69,954            $    67,555            $    67,555
 Allowance of companies acquired                               --                     --                  2,566
 Provision charged against earnings                           990                    600                  3,540

 Loans and leases charged-off:
      Loans held for sale                                      --                     --                     --
      Commercial, financial and agricultural                 (958)                  (317)                (1,274)
      Real estate                                            (108)                  (242)                  (427)
      Consumer                                             (1,498)                (1,883)                (7,503)
      Lease financing                                         (32)                    --                   (228)
      Other receivables                                        --                     --                     --
                                                      -----------            -----------            -----------
           Total                                           (2,596)                (2,442)                (9,432)
                                                      -----------            -----------            -----------
 Recoveries:
      Loans held for sale                                      --                     --                     --
      Commercial, financial and agricultural                  206                    637                  2,411
      Real estate                                             129                    194                    428
      Consumer                                                613                    690                  2,344
      Lease financing                                           1                    391                    542
      Other receivables                                        --                     --                     --
                                                      -----------            -----------            -----------

           Total                                              949                  1,912                  5,725
                                                      -----------            -----------            -----------
 Net loan and lease charge-offs                            (1,647)                  (530)                (3,707)
                                                      -----------            -----------            -----------
 Balance at end of the period                         $    69,297            $    67,625            $    69,954
                                                      ===========            ===========            ===========

 *Includes loans held for sale

 Ratio of net charge-offs to
      average loans and leases                                .19%                   .07%                   .12%

ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $4,470.8 million for the first three months of 1997 increased 10.7% over the $4,038.4 million for the first three months of 1996, with average demand deposits increasing 15.5%. Average money market and super NOW deposits and foreign deposits for the first three months of 1997 increased 20.5% and 32.7% respectively, from the first three months of 1996. Average savings and NOW deposits decreased 5.8%, time deposits under $100,000 decreased 2.8% and time deposits over $100,000 decreased 5.7% during the first three months of 1997, compared with the same period one year earlier.

Total deposits increased 2.6% to $4,671.7 million on March 31, 1997, as compared to $4,552.0 million on December 31, 1996. Comparing March 31, 1997 to December 31, 1996, savings and money market deposits, time deposits over $100,000 and foreign deposits increased 4.1%, 10.5% and 57.2%, respectively, while demand deposits decreased 4.6% and time deposits under $100,000 decreased $1.6%.


LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors, and debt service requirements as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. The Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, totaled $1,198.5 million or 27.8% of core deposits at March 31, 1997.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 92.2% of total deposits at March 31, 1997 as compared to 93.8% on December 31, 1996 and 93.0% at March 31, 1996.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium- to long-term liquidity. The Company's ability to raise funds in the capital markets through the securitization process and by debt issuances allows the Company to take advantage of market opportunities to meet funding needs at reasonable cost.

The parent company's cash requirements consist primarily of principal and interest payments on its borrowings, dividend payments to shareholders, operating expenses and income taxes. The parent company's cash needs are routinely satisfied through payments by subsidiaries of dividends, management and other fees, principal and interest payments on subsidiary borrowings from the parent company and proportionate shares of current income.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company, through the management maturities and repricing of its assets and liabilities and the use of off-balance sheet arrangments such as interest rate caps, floors, futures, options, and interest rate exchange agreements, attempts to minimize the effect on net income of changes in interest rates. The Company's management exercises its best judgment in making assumptions with respect to loan and security prepayments, early deposit withdrawals and other noncontrollable events in managing the Company's exposure to changes in interest rates. The interest rate risk position is actively managed and changes daily as the interest rate environment changes; therefore, positions at the end of any period may not be reflective of the Company's interest rate position in subsequent periods. The prime lending rate is the primary basis used for pricing the Company's loans and the short-term Treasury rate is the index used for pricing many of the Company's deposits. The Company, however, is unable to economically hedge the prime/91-day T-bill spread risk through the use of off-balance sheet financial instruments.

CAPITAL RESOURCES AND DIVIDENDS

During the first quarter of 1997, the Company repurchased and retired 223,602 shares of its common stock at a cost of $26.1 million. In March 1997, the Company's board of directors authorized an additional repurchase of its common shares in the amount of $25 million.

Total shareholders' equity on March 31, 1997 was $503.6 million, a decrease of
 .8% from the $507.5 million on Deceber 31, 1996, and an increase of 14.8% over the $438.6 million on March 31, 1996. The ratio of average equity to average assets for the first three months of 1997 was 6.62% as compared to 7.02% for the same period in 1996. On March 31, 1997, the Company's Tier I risk-based capital ratio was 14.03%, as compared to 14.38% on December 31, 1996 and 11.13% on March 31, 1996. On March 31, 1997 the Company's total risk-based capital ratio was 17.49%, as compared to 18.31% on December 31, 1996 and 13.89% on March 31, 1996. The Company's leverage ratio on March 31, 1997 was 7.84%, as compared to 8.77% on December 31, 1996 and 6.20% on March 31, 1996.

Dividends declared per common share for the first quarter of 1997 of $.44 increased 7.3%, as compared to $.41 for the first quarter of 1996. The common cash dividend payout of net income for the first three months of 1997 was 23.93%, as compared to 25.18% for the first three months of 1996.

ZIONS BANCORPORATION

MERGERS AND ACQUISITIONS

Zions Bancorporation has received regulatory approvals and now awaits shareholders' approval to acquire Aspen Bancshares, Inc. and its banking subsidiaries, in a purchase transaction to be paid through the exchange of Zions Bancorporation common stock for Aspen Bancshares, Inc. stock. The transaction is expected to be consummated during the second quarter of 1997.

On March 7, 1997, the Company announced an agreement to purchase the deposits and branch facilities of 32 Wells Fargo offices in Arizona, Idaho, Nevada and Utah. The offices have deposits of approximately $550 million. The Company expects this transaction to close in July, 1997, subject to regulatory approvals and other conditions of closing.

On May 1, 1997, the Company entered into an agreement to acquire Tri-State Bank in Montpelier, Idaho. Tri-State Bank has two offices and $24 million in assets. The transaction is to be accounted for as a purchase and is expected to close in July 1997, subject to regulatory approvals and shareholders' approval.

PART II.   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           a)    Exhibits

                 Exhibit 10 Zions Bancorporation Penion Plan
                 Amended and Restated Effective April 1, 1997

                 Exhibit 27 Article 9 Financial Schedules for Form 10-Q

           b)    Reports on Form 8-K

                 A report on Form 8-K was filed March 11, 1997, containing the Company's audited Consolidated Financial Statements for the year ended December 31, 1996.


                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ZIONS BANCORPORATION

                                        /s/ Harris H. Simmons Harris H.
                                        ---------------------------------------
                                            Simmons, President and Chief
                                            Executive Officer

                                        /s/ Dale M. Gibbons Dale M. Gibbons,
                                        ---------------------------------------
                                            Senior Vice President