Form 10-Q
period 1997-06-30
ZIONS BANCORPORATION /UT/
filed 1997-08-12
CIK 109380

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________


COMMISSION FILE NUMBER 0-2610



                              ZIONS BANCORPORATION
             (Exact name of Registrant as specified in its charter)



                 UTAH                                            87-0227400
----------------------------------                           -------------------
   (State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                           Identification No.)


         ONE SOUTH MAIN, SUITE 1380
          SALT LAKE CITY, UTAH                                      84111
----------------------------------                           -------------------
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (801) 524-4787

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for
the past 90 days. Yes  X    No
                     -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at August 4, 1997 59,773,268 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                                  Page
                                                                                  ----
PART I.       FINANCIAL INFORMATION

     ITEM 1.          Financial Statements (unaudited)

                      Consolidated Balance Sheets                                   3
                      Consolidated Statements of Income                             4
                      Consolidated Statements of Cash Flows                         5
                      Consolidated Statements of Retained Earnings                  6
                      Notes to Consolidated Financial Statements                    7

     ITEM 2.          Management's Discussion and Analysis                          8


PART II.      OTHER INFORMATION

     ITEM 4.          Submission of Matters to a Vote of Shareholders               25

     ITEM 6.          Exhibits and Reports on Form 8-K                              26


SIGNATURES                                                                          26

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                        June 30,    December 31,      June 30,
(In thousands, except share amounts)                                      1997          1996            1996
                                                                      -----------   ------------     -----------
ASSETS
Cash and due from banks                                               $   416,875    $   404,331     $   338,616
Money market investments:
     Interest-bearing deposits                                             51,264         47,746          40,996
     Federal funds sold                                                   212,799        260,023          10,967
     Security resell agreements                                           567,113        305,660         334,419

Investment Securities:
     Held to maturity at cost (approximate market value
      $1,668,754, $1,331,081 and $1,340,467):
          Taxable                                                       1,466,627      1,096,921       1,121,745
          Nontaxable                                                      190,198        225,240         214,104
     Available for sale at market:
          Taxable                                                         414,586        412,686         390,500
          Nontaxable                                                       40,310         40,765          40,694
     Trading account at market                                            437,994         34,076         175,259
                                                                      -----------    -----------     -----------
                                                                        2,549,715      1,809,688       1,942,302

Loans:
     Loans held for sale at cost, which approximates market               156,708        150,467         166,967
     Loans, leases and other receivables                                3,804,385      3,340,557       3,080,511
                                                                      -----------    -----------     -----------
                                                                        3,961,093      3,491,024       3,247,478
     Less:
         Unearned income and fees, net of related costs                    37,203         38,481          35,287
         Allowance for loan losses                                         71,538         69,954          69,272
                                                                      -----------    -----------     -----------
                                                                        3,852,352      3,382,589       3,142,919

Premises and equipment, at cost, less accumulated depreciation            109,844         92,874          88,312
Goodwill and core deposit intangibles                                     101,963         37,300          37,984
Other real estate owned                                                       920            138             259
Other assets                                                              187,107        144,615         151,140
                                                                      -----------    -----------     -----------
          Total assets                                                $ 8,049,952    $ 6,484,964     $ 6,087,914
                                                                      ===========    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand                                       $ 1,258,904    $ 1,159,791     $ 1,000,183
     Interest-bearing:
          Savings and money market                                      2,742,357      2,474,821       2,394,220
          Time under $100,000                                             758,785        635,568         672,720
          Time over $100,000                                              250,929        167,545         182,037
          Foreign                                                         148,942        114,292          91,156
                                                                      -----------    -----------     -----------
                                                                        5,159,917      4,552,017       4,340,316

Securities sold, not yet purchased                                        161,316         76,831         111,010
Federal funds purchased                                                   449,720        155,407         124,686
Security repurchase agreements                                          1,192,154        771,361         817,070
Accrued liabilities                                                        96,562         83,082          68,983
Federal Home Loan Bank advances and other borrowings:
     Less than one year                                                    39,786         13,533          17,925
     Over one year                                                        110,132         73,661          78,410
Long-term debt                                                            251,171        251,620          55,992
                                                                      -----------    -----------     -----------
          Total liabilities                                             7,460,758      5,977,512       5,614,392
                                                                      -----------    -----------     -----------

Shareholders' equity:
     Capital stock:
          Preferred stock, without par value; authorized 3,000,000
               shares; issued and outstanding, none                          --             --              --
          Common stock, without par value; authorized 100,000,000
               shares; issued and outstanding, 60,025,863,
               58,918,880 and 59,090,660 shares                           117,770         79,791          84,604
     Net unrealized holding gains and losses on securities
          available for sale                                                  780         (1,835)           (959)
     Retained earnings                                                    470,644        429,496         389,877
                                                                      -----------    -----------     -----------
          Total shareholders' equity                                      589,194        507,452         473,522
                                                                      -----------    -----------     -----------
          Total liabilities and shareholders' equity                  $ 8,049,952    $ 6,484,964     $ 6,087,914
                                                                      ===========    ===========     ===========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                      Three Months Ended         Six Months Ended
                                                                            June 30,                 June 30,
                                                                    ----------------------    ----------------------
(In thousands, except per share amounts)                               1997        1996         1997         1996
                                                                    ---------    ---------    ---------    ---------
Interest income:
     Interest and fees on loans                                     $  87,033    $  69,715    $ 164,926    $ 134,956
     Interest on loans held for sale                                    3,106        3,040        5,951        5,780
     Interest on money market investments                              23,080       11,792       44,112       27,172
     Interest on securities:
          Held to maturity:
               Taxable                                                 23,731       16,878       42,485       32,565
               Nontaxable                                               2,454        3,123        5,226        6,313
          Available for sale:
               Taxable                                                  7,102        6,081       13,800       11,743
               Nontaxable                                                 562          565        1,123        1,127
          Trading account                                               4,790        2,033        8,135        4,437
     Lease financing                                                    3,707        2,851        6,720        5,493
                                                                    ---------    ---------    ---------    ---------
          Total interest income                                       155,565      116,078      292,478      229,586
                                                                    ---------    ---------    ---------    ---------
Interest expense:
     Interest on savings and money market deposits                     24,729       21,251       47,854       41,128
     Interest on time deposits under $100,000                           9,206        8,714       17,135       17,611
     Interest on time deposits over $100,000                            3,084        2,443        5,348        5,023
     Interest on foreign deposits                                       1,450        1,334        3,031        2,491
     Interest on securities sold, not yet purchased                     1,414        1,290        2,658        2,280
     Interest on borrowed funds                                        39,646       17,556       72,802       37,614
                                                                    ---------    ---------    ---------    ---------
          Total interest expense                                       79,529       52,588      148,828      106,147
                                                                    ---------    ---------    ---------    ---------
          Net interest income                                          76,036       63,490      143,650      123,439
Provision for loan losses                                                 820          760        1,810        1,360
                                                                    ---------    ---------    ---------    ---------
          Net interest income after provision for loan losses          75,216       62,730      141,840      122,079
                                                                    ---------    ---------    ---------    ---------
Noninterest income:
     Service charges on deposit accounts                                9,561        8,042       18,492       15,749
     Other service charges, commissions and fees                        7,618        6,346       16,910       13,187
     Trust income                                                       1,233        1,329        2,795        2,611
     Investment securities gains, net                                     432           68          492           70
     Trading account income                                             1,377          752        2,168        1,625
     Loan sales and servicing income                                   10,402        8,320       19,493       15,430
     Other income                                                       1,547        1,669        3,608        3,931
                                                                    ---------    ---------    ---------    ---------
          Total noninterest income                                     32,170       26,526       63,958       52,603
                                                                    ---------    ---------    ---------    ---------
Noninterest expense:
     Salaries and employee benefits                                    34,494       28,425       66,182       55,420
     Occupancy, net                                                     3,197        2,638        6,222        5,422
     Furniture and equipment                                            5,050        3,738        9,505        7,344
     Other real estate expense (income)                                     1           53          177         (230)
     Legal and professional services                                    1,550        1,384        3,007        2,123
     Supplies                                                           1,789        1,599        3,364        3,121
     Postage                                                            1,431        1,285        2,940        2,641
     Advertising                                                        1,855        1,487        3,481        2,969
     FDIC premiums                                                        172            1          299            6
     Amortization of goodwill and core deposit intangibles                977          593        1,679        1,047
     Amortizaiton of other intangibles                                    399          385          769          695
     Other expenses                                                    13,131        9,852       24,094       20,634
                                                                    ---------    ---------    ---------    ---------
          Total noninterest expense                                    64,046       51,440      121,719      101,192
                                                                    ---------    ---------    ---------    ---------
Income before income taxes                                             43,340       37,816       84,079       73,490
Income taxes                                                           15,303       12,752       29,340       24,755
                                                                    ---------    ---------    ---------    ---------
Net income                                                          $  28,037    $  25,064    $  54,739    $  48,735
                                                                    =========    =========    =========    =========

Weighted average common and common-equivalent shares outstanding       59,765       58,984       59,473       58,844

Net income per common share                                         $    0.47    $    0.43    $    0.92    $    0.83

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                      Three Months Ended               Six Months Ended
                                                                            June 30,                         June 30,
                                                                 -----------------------------     -----------------------------
(In thousands)                                                       1997             1996             1997            1996
                                                                 ------------     ------------     ------------     ------------
Cash flows from operating activities:
     Net income                                                  $     28,037     $     25,064     $     54,739     $     48,735
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses                                       820              760            1,810            1,360
          Write-downs of other real estate owned                           33             --                130             --
          Depreciation of premises and equipment                        3,878            3,052            7,397            6,037
          Amortization of premium on core deposits
               and other intangibles                                    1,376              978            2,448            1,742
          Amortization of net premium/discount on
               investment securities                                    1,427            1,659            2,668            3,235
          Accretion of unearned income and fees, net of
               related costs                                              (26)           1,635             (987)           3,768
          Proceeds from sales of trading account securities        28,383,292       14,585,455       54,094,572       29,345,404
          Increase in trading account securities                  (28,663,329)     (14,678,826)     (54,498,490)     (29,456,956)
          Net gain on sales of investment securities                     (432)             (68)            (492)             (70)
          Proceeds from loans held for sale                           165,837          173,434          320,192          326,217
          Increase in loans held for sale                            (150,135)        (175,127)        (322,866)        (354,399)
          Net gain on sales of loans, leases and other assets          (6,350)          (6,540)         (14,490)         (11,920)
          Net (gain) loss on sales of other real estate owned             (31)              23              (25)            (258)
          Change in accrued income taxes                              (10,649)          (8,948)           2,885            3,103
          Change in accrued interest receivable                        (5,383)          (5,941)         (10,527)          (7,476)
          Change in other assets                                      (15,995)            (942)         (28,607)          (6,720)
          Change in accrued interest payable                           (3,962)          (1,963)           1,889             (295)
          Change in accrued liabilities                                16,265             (681)           7,530           (6,777)
                                                                 ------------     ------------     ------------     ------------
               Net cash (used in) operating activities               (255,327)         (86,976)        (380,224)        (105,270)
                                                                 ------------     ------------     ------------     ------------
Cash flows from investing activities:
     Net (increase) decrease in money market investments              194,463          675,518         (209,827)         324,944
     Proceeds from maturities of investment securities
          held to maturity                                            100,078           45,092          199,702          108,024
     Purchases of investment securities held to maturity             (377,528)        (233,801)        (509,620)        (364,275)
     Proceeds from sales of investment securities
          available for sale                                          107,517           45,812          107,778           46,551
     Proceeds from maturities of investment securities
          available for sale                                           10,081            9,136           79,232           78,418
     Purchases of investment securities available for sale            (95,539)         (92,086)        (129,599)        (161,372)
     Proceeds from sales of loans and leases                          365,820          240,017          547,274          381,278
     Net increase in loans and leases                                (283,691)        (391,219)        (691,724)        (660,635)
     Purchases of assets to be leased                                    --               --               --             (8,514)
     Proceeds from sales of premises and equipment                        552              531              689              591
     Purchases of premises and equipment                               (6,690)          (4,845)         (14,095)          (9,067)
     Proceeds from sales of other real estate owned                       360              562              464            1,438
     Proceeds from sales of mortgage servicing rights                     151              291              374              914
     Purchases of mortgage servicing rights                              (115)             (51)            (173)          (1,492)
     Proceeds from sales of other assets                                  120              253              270              448
     Purchases of other assets                                           --               --               --               --
     Cash paid for acquisitions, net of cash received                     725            3,550              675            3,550
                                                                 ------------     ------------     ------------     ------------
               Net cash provided by (used in) investing
                    activities                                         16,304          298,760         (618,580)        (259,199)
                                                                 ------------     ------------     ------------     ------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                          Three Months Ended               Six Months Ended
                                                                June 30,                       June 30,
                                                      ---------------------------     ---------------------------
(In thousands)                                            1997           1996            1997            1996
                                                      -----------     -----------     -----------     -----------
Cash flows from financing activities:
     Net increase in deposits                             108,498          55,326         228,179         129,208
     Net change in short-term funds borrowed              186,055        (303,446)        820,119         191,650
     Proceeds from FHLB advances over one year             40,000             350          40,000             350
     Payments on FHLB advances over one year               (4,398)         (4,253)         (8,529)         (8,114)
     Payments on long-term debt                               (33)           (376)           (449)           (597)
     Proceeds from issuance of common stock                   374             137             730             991
     Payments to redeem common stock                      (28,986)         (9,334)        (55,111)        (16,433)
     Dividends paid                                        (7,192)         (6,067)        (13,591)        (12,037)
                                                      -----------     -----------     -----------     -----------
               Net cash provided by (used in)
                    financing  activities                 294,318        (267,663)      1,011,348         285,018
                                                      -----------     -----------     -----------     -----------
Net increase (decrease) in cash and due from banks         55,295         (55,879)         12,544         (79,451)
Cash and due from banks at beginning of period            361,580         394,495         404,331         418,067
                                                      -----------     -----------     -----------     -----------
Cash and due from banks at end of period              $   416,875     $   338,616     $   416,875     $   338,616
                                                      ===========     ===========     ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                                --------------------    --------------------
(In thousands)                                    1997        1996        1997        1996
                                                --------    --------    --------    --------
Cash paid for:
     Interest                                   $ 82,227    $ 54,113    $145,631    $105,983
     Income taxes                                 26,552      21,198      26,632      20,829
Loans transferred to other real estate owned         138          56       1,246         347


ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Unaudited)

                                                                   Six Months Ended       Twelve Months Ended
                                                                         June 30,              December 31,
                                                                ------------------------- -------------------
(In thousands)                                                     1997           1996            1996
                                                                ---------       ---------       ---------
Balance at beginning of period                                  $ 429,496       $ 353,179       $ 353,179
Add:
     Net income                                                    54,739          48,735         101,350
                                                                ---------       ---------       ---------
                                                                  484,235         401,914         454,529
Deduct cash dividends:
     Preferred, paid by subsidiary to minority shareholder            (18)            (18)            (36)
     Common, per share $.23 in 1997
          and $.205 and $.425 in 1996                             (13,573)        (12,019)        (24,997)
                                                                ---------       ---------       ---------
Balance at end of period                                        $ 470,644       $ 389,877       $ 429,496
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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
(Unaudited)


                                                  Three Months Ended                  Six Months Ended
                                                       June 30,                            June 30,
(In thousands, except per share           ----------------------------------- ----------------------------------
 and ratio data)                            1997        1996         % Change   1997         1996       % Change
                                          --------     --------      -------- --------     --------     --------
Taxable-equivalent net interest income    $ 77,666     $ 65,071        19.36% $146,939     $126,628       16.04%
Net interest income                         76,036       63,490        19.76%  143,650      123,439       16.37%
Noninterest income                          32,170       26,526        21.28%   63,958       52,603       21.59%
Provision for loan losses                      820          760         7.89%    1,810        1,360       33.09%
Noninterest expense                         64,046       51,440        24.51%  121,719      101,192       20.29%
Income before income taxes                  43,340       37,816        14.61%   84,079       73,490       14.41%
Income taxes                                15,303       12,752        20.00%   29,340       24,755       18.52%
Net income                                  28,037       25,064        11.86%   54,739       48,735       12.32%

PER COMMON SHARE
Net income                                     .47          .43         9.30%      .92          .83       10.84%
Dividends                                      .12        .1025        17.07%      .23        .2050       12.20%
Book value                                                                        9.82         8.01       22.60%

SELECTED RATIOS
Return on average assets                     1.34%        1.62%                  1.38%        1.58%
Return on average common equity             20.61%       22.41%                 21.05%       22.19%
Efficiency ratio                            58.31%       56.16%                 57.71%       56.46%
Net interest margin                          4.00%        4.57%                  3.99%        4.47%

CASH EARNINGS*
Taxable-equivalent net interest income    $ 77,666     $ 65,071        19.36% $146,939     $126,628       16.04%
Net interest income                         76,036       63,490        19.76%  143,650      123,439       16.37%
Noninterest income                          32,170       26,526        21.28%   63,958       52,603       21.59%
Provision for loan losses                      820          760         7.89%    1,810        1,360       33.09%
Noninterest expense                         63,069       50,847        24.04%  120,040      100,145       19.81%
Income before income taxes                  44,317       38,409        15.38%   85,758       74,537       15.05%
Income taxes                                15,313       12,769        19.92%   29,361       24,789       18.44%
Net income                                  29,004       25,640        13.12%   56,397       49,748       13.37%

PER COMMON SHARE
Net income                                     .49          .44        11.36%      .95          .85       11.76%
Dividends                                      .12        .1025        17.07%      .23        .2050       12.20%
Book value                                                                        8.12         7.37       10.18%

SELECTED RATIOS
Return on average assets                     1.39%        1.66%                  1.43%        1.62%
Return on average common equity              4.74%       24.39%                 24.34%       23.98%
Efficiency ratio                             7.42%       55.51%                 56.92%       55.87%
Net interest margin                          4.00%        4.57%                  3.99%        4.47%

*  Before amortization of goodwill and core deposit intangible assets.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

                                                             Three Months Ended                    Six Months Ended
                                                                   June 30,                              June 30,
                                                   ------------------------------------    ------------------------------------
(In thousands, except per share and ratio data)        1997         1996        % Change      1997         1996         % Change
                                                   -----------   -----------    --------   -----------  -----------     --------
AVERAGE BALANCES
Total assets                                       $ 8,419,180   $ 6,238,822      34.95%   $ 8,012,034  $ 6,208,569       29.05%
Investment securities                                2,324,531     1,785,045      30.22%     2,143,241    1,743,036       22.96%
Net loans and leases                                 3,816,388     3,076,112      24.07%     3,670,569    2,975,685       23.35%
Goodwill and core deposit intangibles                   75,413        27,075     178.53%        57,224       24,500      133.57%
Total deposits                                       4,811,408     4,235,182      13.61%     4,641,091    4,136,808       12.19%
Shareholders' equity                                   545,618       449,854      21.29%       524,403      441,709       18.72%

Weighted average common and common-
     equivalent shares outstanding                  59,765,000    58,984,000                59,473,000   58,844,000

AT PERIOD END
Total assets                                                                               $ 8,049,952  $ 6,087,914       32.23%
Investment securities                                                                        2,549,715    1,942,302       31.27%
Net loans and leases                                                                         3,923,890    3,212,191       22.16%
Allowance for loan losses                                                                       71,538       69,272        3.27%
Goodwill and core deposit intangibles                                                          101,963       37,984      168.44%
Total deposits                                                                               5,159,917    4,340,316       18.88%
Shareholders' equity                                                                           589,194      473,522       24.42%

Common shares outstanding                                                                   60,025,863   59,090,660

Common dividend payout                                  25.62%        24.17%                    24.86%       24.66%
Average equity to average assets                         6.48%         7.21%                     6.55%        7.11%
Leverage ratio                                                                                   7.70%        6.45%
Tier I risk-based capital                                                                       14.16%       11.13%
Total risk-based capital                                                                        16.86%       13.82%

Nonperforming assets                                                                            13,658        8,966       52.33%
Loans past due 90 days or more                                                                   7,070        5,494       28.69%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets                                                                         .35%         .28%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved record earnings for the quarter and half-year ended June 30, 1997. Consolidated net income for the second quarter of 1997 was $28.0 million or $0.47 per share, an increase of 11.9% and 9.3%, respectively, over the $25.1 million or $0.43 earned in the second quarter of 1996 and an increase of 5.0% and 4.4%, respectively, over the $26.7 million or $0.45 per share for the first quarter of 1997. The quarterly dividend per share increased 17.1% to $0.12 from $0.1025 in the second quarter of 1996 and increased 9.1% over the $0.11 in the first quarter of 1997.

Consolidated net income was $54.7 million or $0.92 per share for the first six months of 1997, compared to $48.7 million or $0.83 per share for the first six months of 1996, which constituted increases of 12.3% and 10.8% respectively. Per share information for prior periods has been retroactively adjusted to reflect a four-for-one split of its common stock effective on May 14, 1997.

The annualized return on average assets for the second quarter and for the first six months of 1997 was 1.34% and 1.38% compared to 1.62% and 1.58%, respectively, in 1996, resulting in an annualized return on average common shareholders' equity of 20.61% and 21.05% for the second quarter and for the first six months of 1997, compared to 22.41% and 22.19% for the same periods of 1996. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the second quarter and for the first six months of 1997 was 58.31% and 57.71%, respectively, compared to 56.16% and 56.46% for the same periods of 1996.

Commencing with this quarter, the Company is also providing its earnings performance on a cash basis since it believes that its cash performance is a better reflection of its financial position and shareholder value creation as well as its ability to support growth, pay dividends, and repurchase stock than reported net income. The Company has increased its use of purchase accounting to account for business combinations so it can better manage its capital for the benefit of shareholders through stock repurchases. However, the expanded use of purchase accounting will result in increased levels of goodwill and core deposit intangible assets that will be recognized and amortized. Consequently, the difference between the Company's reported net income and its cash earnings performance is expected to continue to increase in the near future. Cash earnings are earnings before the amortization of goodwill and core deposit intangible assets. Cash performance ratios are determined as if goodwill and core deposit intangible assets and their associated amortization have not been recognized on the balance sheet.

Cash earnings for the quarter were $29.0 million or $0.49 per share, and increase of 13.1% and 11.4%, respectively, over the $25.6 million or $0.44 per share earned in the second quarter of 1996. For the first quarter of 1997, cash earnings were $0.46 per share. Year-to-date cash earnings were $56.4 million or $0.95 per share, an increase of 13.4% and 11.8%, respectively, over the $49.7 million or $0.85 per share earned in the first half of 1996.

The cash annualized return on average assets for the second quarter and for the first six months of 1997 was 1.39% and 1.43% compared to 1.66% and 1.62%, respectively, in 1996, resulting in a cash annualized return on average common shareholders' equity of 24.74% and 24.34% for the second quarter and for the first six months of 1997, compared to 24.39% and 23.98% for the same periods of 1996. The Company's cash efficiency ratio for the second quarter and for the first six months of 1997 was 57.42% and 56.92%, respectively, compared to 55.51% and 55.87% for the same periods of 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company's second-quarter $3.0 million (11.9%) increase in earnings relative to the same period a year ago reflects a $12.6 million (19.8%) increase in net interest income, a $5.6 million (21.3%) increase in noninterest income, partially offset by a $.1 million (7.9%) increase in the provision for loan losses, a $12.6 million (24.5%) increase in noninterest expenses and a $2.5 million (20.0%) increase in income tax expense.

The Company's $6.0 million (12.3%) increase in net income for the six-month period ended June 30, 1997 compared to the similar period in 1996, reflect a $20.2 million (16.4%) increase in net interest income, an $11.4 million (21.6%) increase in noninterest income, partially offset by a $.5 million (33.1%) increase in the provision for loan losses, a $20.5 million (20.3%) increase in noninterest expenses and a $4.6 million (18.5%) increase in income tax expense.

These figures include $2.6 million in net interest income, $0.4 million in noninterest income, $2.0 million in noninterest expense and $.5 million in income tax expense, for operations of the acquired Aspen Bancshares, Inc. from May 16 through June 30, 1997.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the second quarter of 1997, adjusted to a fully taxable-equivalent basis, increased 19.4% to $77.7 million compared to $65.1 million for the second quarter of 1996 and increased 12.1% from $69.3 million for the first quarter of 1997. Net interest margin was 4.00%, compared to 4.57% for the second quarter of 1996 and 3.98% for the first quarter of 1997. Six-month net interest income, on a fully taxable-equivalent basis, was $146.9 million in 1997, an increase of 16.0% compared to $126.6 million for the first six months of 1996. Net interest margin for the first six months of 1997 was 3.99%, compared to 4.47% for the first six months of 1996.

The yield on average earning assets decreased 18 basis points during the second quarter of 1997 as compared to the second quarter of 1996, and increased 13 basis points from the first quarter of 1997. The average rate paid this quarter on interest-bearing funds increased 34 basis points from the second quarter of 1996 and increased 10 basis points from the first quarter of 1997. Comparing the first six months of 1997 with 1996, the yield on average earning assets decreased 18 basis points, while the cost of interest-bearing funds increased by 26 basis points.

The spread on average interest-bearing funds for the second quarter of 1997 was 3.30%, down from the 3.82% for the second quarter of 1996 and up from the 3.27% for the first quarter of 1997. The spread on average interest-bearing funds for the first six months of 1997 was 3.28% compared with 3.72% for the same period in 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                           Three Months Ended                   Three Months Ended
                                                              June 30, 1997                         June 30, 1996
                                                 -----------------------------------    -------------------------------------
                                                   Average      Amount of    Average      Average     Amount of      Average
(In thousands)                                     Balance     Interest 1      Rate       Balance     Interest 1       Rate
                                                 -----------   ----------    -------    -----------   -----------    --------
ASSETS
Money market investments:
     Interest-bearing deposits                   $    51,942    $     644      4.97%    $    39,574    $     461       4.69%
     Federal funds sold and security
          resell agreements                        1,599,882       22,436      5.62%        821,741       11,331       5.55%
                                                 -----------    ---------               -----------    ---------
          Total money market investments           1,651,824       23,080      5.60%        861,315       11,792       5.51%
                                                 -----------    ---------               -----------    ---------
Investment securities:
     Held to maturity:
          Taxable                                  1,350,348       23,731      7.05%      1,033,540       16,878       6.57%
          Nontaxable                                 194,546        3,506      7.23%        205,038        4,462       8.75%
     Available for sale:
          Taxable                                    419,887        7,102      6.78%        372,853        6,081       6.56%
          Nontaxable                                  40,038          803      8.04%         40,544          807       8.01%
     Trading account                                 319,712        4,790      6.01%        133,070        2,033       6.14%
                                                 -----------    ---------               -----------    ---------
          Total securities                         2,324,531       39,932      6.89%      1,785,045       30,261       6.82%
                                                 -----------    ---------               -----------    ---------
Loans:
     Loans held for sale                             164,121        3,106      7.59%        162,468        3,040       7.53%
     Net loans and leases 2                        3,652,267       91,077     10.00%      2,913,644       72,566      10.02%
                                                 -----------    ---------               -----------    ---------
          Total loans                              3,816,388       94,183      9.90%      3,076,112       75,606       9.89%
                                                 -----------    ---------               -----------    ---------
Total interest-earning assets                     $7,792,743     $157,195      8.09%     $5,722,472     $117,659       8.27%
                                                                ---------                              ---------
Cash and due from banks                              344,813                                332,238
Allowance for loan losses                            (71,036)                               (68,127)
Goodwill and core deposit intangibles                 75,413                                 27,075
Other assets                                         277,247                                225,164
                                                 -----------                            -----------
Total assets                                      $8,419,180                             $6,238,822
                                                 ===========                            ===========
LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits                     $  641,584     $  4,778      2.99%     $  621,181    $   4,753       3.08%
     Money market super NOW deposits               2,030,949       19,951      3.94%      1,732,231       16,498       3.83%
     Time deposits under $100,000                    723,022        9,206      5.11%        667,187        8,714       5.25%
     Time deposits $100,000 or more                  210,854        3,084      5.87%        164,519        2,443       5.97%
     Foreign deposits                                131,902        1,450      4.41%        122,418        1,334       4.38%
                                                 -----------    ---------               -----------    ---------
          Total interest-bearing deposits          3,738,311       38,469      4.13%      3,307,536       33,742       4.10%
                                                 -----------    ---------               -----------    ---------
Borrowed funds:
     Securities sold, not yet purchased               93,678        1,630      6.98%         88,399        1,290       5.87%
     Federal funds purchased and security
          repurchase agreements                    2,474,712       32,404      5.25%      1,197,828       14,802       4.97%
     FHLB advances and other borrowings:
          Less than one year                          17,749          378      8.54%         20,114          312       6.24%
          Over one year                               79,526        1,220      6.15%         80,224        1,189       5.96%
     Long-term debt                                  251,162        5,428      8.67%         55,861        1,253       9.02%
                                                 -----------    ---------               -----------    ---------
          Total borrowed funds                     2,916,827       41,060      5.65%      1,442,426       18,846       5.25%
                                                 -----------    ---------               -----------    ---------
Total interest-bearing liabilities                $6,655,138     $ 79,529      4.79%     $4,749,962     $ 52,588       4.45%
                                                                ---------                              ---------
Noninterest-bearing deposits                       1,073,097                                927,646
Other liabilities                                    145,327                                111,360
                                                 -----------                            -----------
Total liabilities                                  7,873,562                              5,788,968
Total shareholders' equity                           545,618                                449,854
                                                 -----------                            -----------
Total liabilities and shareholders' equity          ,419,180                             $6,238,822
                                                 ===========                            ===========
Spread on average interest-bearing funds                                       3.30%                                   3.82%
                                                                               ====                                    ====
Net interest income and net yield on
     interest-earning assets                                     $ 77,666      4.00%                    $ 65,071       4.57%
                                                                =========      ====                    =========       ====

 1 Taxable-equivalent rates used where applicable.
 2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                            Six Months Ended                     Six Months Ended
                                                              June 30, 1997                        June 30, 1996
                                                 -----------------------------------     -----------------------------------
                                                   Average      Amount of    Average      Average     Amount of      Average
(In thousands)                                     Balance     Interest 1      Rate       Balance     Interest 1      Rate
                                                 -----------   ----------    -------     ----------   ----------     -------
ASSETS
Money market investments:
     Interest-bearing deposits                   $    50,915    $   1,274      5.05%     $   37,750    $     899       4.79%
     Federal funds sold and security
          resell agreements                        1,560,390       42,838      5.54%        943,699       26,273       5.60%
                                                   ---------      -------                 ---------      -------
          Total money market investments           1,611,305       44,112      5.52%        981,449       27,172       5.57%
                                                   ---------      -------                 ---------      -------
Investment securities:
     Held to maturity:
          Taxable                                  1,223,754       42,485      7.00%        984,618       32,565       6.65%
          Nontaxable                                 194,359        7,466      7.75%        200,758        9,019       9.03%
     Available for sale:
          Taxable                                    408,711       13,800      6.81%        363,057       11,743       6.50%
          Nontaxable                                  40,273        1,604      8.03%         40,887        1,610       7.92%
     Trading account                                 276,144        8,135      5.94%        153,716        4,437       5.80%
                                                   ---------     --------                 ---------     --------
          Total securities                         2,143,241       73,490      6.91%      1,743,036       59,374       6.85%
                                                   ---------      -------                 ---------      -------
Loans:
     Loans held for sale                             159,302        5,951      7.53%        155,948        5,780       7.45%
     Net loans and leases 2                        3,511,267      172,214      9.89%      2,819,737      140,449      10.02%
                                                   ---------      -------                 ---------      -------
          Total loans                              3,670,569      178,165      9.79%      2,975,685      146,229       9.88%
                                                   ---------      -------                 ---------      -------
Total interest-earning assets                     $7,425,115     $295,767      8.03%     $5,700,170     $232,775       8.21%
                                                                  -------                                -------
Cash and due from banks                              334,980                                327,594
Allowance for loan losses                           (70,439)                               (67,789)
Goodwill and core deposit intangibles                 57,224                                 24,500
Other assets                                         265,156                                224,094
                                                   ---------                              ---------
Total assets                                      $8,012,036                             $6,208,569
                                                   =========                              =========
LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits                     $  620,916    $   9,386      3.05%     $  629,117    $   9,656       3.09%
     Money market super NOW deposits               1,976,822       38,468      3.92%      1,663,835       31,472       3.80%
     Time deposits under $100,000                    684,203       17,135      5.05%        665,527       17,611       5.32%
     Time deposits $100,000 or more                  182,511        5,348      5.91%        164,001        5,023       6.16%
     Foreign deposits                                136,634        3,031      4.47%        114,476        2,491       4.38%
                                                   ---------     --------                 ---------     --------
          Total interest-bearing deposits          3,601,086       73,368      4.11%      3,236,956       66,253       4.12%
                                                   ---------      -------                 ---------      -------
Borrowed funds:
     Securities sold, not yet purchased               90,507        2,658      5.92%         80,197        2,280       5.72%
     Federal funds purchased and security
          repurchase agreements                    2,291,437       59,064      5.20%      1,279,953       31,933       5.02%
     FHLB advances and other borrowings:
          Less than one year                          15,239          587      7.77%         21,207          672       6.37%
          Over one year                               75,523        2,292      6.12%         82,278        2,498       6.11%
     Long-term debt                                  251,218       10,859      8.72%         56,001        2,511       9.02%
                                                   ---------      -------                ----------     --------
          Total borrowed funds                     2,723,924       75,460      5.59%      1,519,636       39,894       5.28%
                                                   ---------      -------                 ---------      -------
Total interest-bearing liabilities                $6,325,010     $148,828      4.75%     $4,756,592     $106,147       4.49%
                                                                  -------                                -------
Noninterest-bearing deposits                       1,040,005                                899,852
Other liabilities                                    122,618                                110,416
                                                   ---------                              ---------
Total liabilities                                  7,487,633                              5,766,860
Total shareholders' equity                           524,403                                441,709
                                                   ---------                              ---------
Total liabilities and shareholders' equity        $8,012,036                             $6,208,569
                                                   =========                              =========

Spread on average interest-bearing funds                                       3.28%                                   3.72%
                                                                               ====                                    ====
Net interest income and net yield on
     interest-earning assets                                     $146,939      3.99%                    $126,628       4.47%
                                                                  =======      ====                      =======       ====

 1 Taxable-equivalent rates used where applicable.
 2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company manages its earnings sensitivity to interest rate movements, in part, by matching the repricing characteristics of its assets and liabilities and, to a lesser extent, through the use of off- balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for the first six months of 1997 was $.9 million compared to $1.0 million for the first six months of 1996.

The increased level of taxable-equivalent net interest income in the second quarter and the first six months of 1997, compared to the same periods in 1996, resulted primarily from the increase in average earning assets. The decrease in net interest margin when comparing the same periods resulted primarily from interest expense of the $200 million trust preferred securities issued in December 1996 and the arbitrage activity in money market investments and short term borrowings to mitigate the reduction of net interest income from the securities.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 7.9% to $820 thousand for the second quarter of 1997, as compared with $760 thousand for the second quarter of 1996, and decreased 17.2% from the $990 thousand for the first quarter of 1997. The provision for loan losses for the first six months of 1997 totaled $1.8 million, 33.1% more than the $1.4 million provision for the first six months of 1996. Although the provision has increased for the first six months of 1997, annualized it is only .10% of average loans.

NONINTEREST INCOME

Noninterest income for the second quarter of 1997 was $32.2 million, an increase of 21.3% from the $26.5 million for the second quarter of 1996 and an increase of 1.2% over the $31.8 million for the first quarter of 1997. Primary contributors to the increase in noninterest income were service charges on deposit accounts; other service charges, commissions and fees; and loan sales and servicing income. Comparing the segments of noninterest income for the second quarter of 1997 and the second quarter of 1996 service charges on deposit accounts; other service charges, commissions and fees; trading account income; and loan sales and servicing income increased 18.9%, 20.0%, 83.1% and 25.0%, respectively, while trust income decreased 7.2% and other income decreased 7.3%. Net gains of $432 thousand on the sale of investment securities was realized during the second quarter of 1997 compared to net gains of $68 thousand during the second quarter of 1996.

Noninterest income for the six months ending June 30, 1997 was $64.0 million, an increase of 21.6% over $52.6 million for the first six months of 1996. Comparing the segments of noninterest income for the first six months of 1997 and the first six months of 1996, service charges on deposit accounts; other service charges, commissions and fees; trading account income; and loan sales and servicing income increased 17.4%, 28.2%, 33.4% and 26.3%, respectively, while trust income increased 7.0% and other income decreased 8.2%. Net gains of $492 thousand on the sale of investment securities was realized during the first six months of 1997 compared to $70 thousand during the first six months of 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 1997 was $64.0 million, an increase of 24.5% over $51.4 million for the second quarter of 1996, and increased 11.0% from the $57.7 million for the first quarter of 1997. Comparing significant noninterest expense segments for the second quarter of 1997 and the second quarter of 1996, salaries and employee benefits increased 21.4%, occupancy increased 21.2%, furniture and equipment expense increased 35.1% and the total of all other expenses increased 28.0% which included significant increases in advertising, FDIC premiums, amortization of intangible assets and other expenses.

Noninterest expense for the six months ending June 30, 1997 was $121.7 million, an increase of 20.3% over $101.2 million for the first six months of 1996. Comparing significant noninterest expense segments for the first six months of 1997 and the first six months of 1996, salaries and employee benefits increased 19.4%, occupancy increased 14.8%, furniture and equipment expenses increased 29.4%, and the total of all other expenses increased 20.6% which included significant increases for other real estate expense, legal and professional services, advertising, FDIC premiums, amortization of intangible assets and other expenses.

The increase in noninterest expense in 1997 resulted primarily from acquisitions, expansion of business lines and investment in personnel in selected areas to enhance future revenue growth. At June 30, 1997, the Company had 3,463 full-time equivalent employees, 164 offices and 439 ATMs compared to 3,021 full time equivalent employees, 138 offices and 281 ATMs at June 30, 1996.

INCOME TAXES

The Company's income taxes increased 20.0% to $15.3 million for the second quarter of 1997 compared to $12.8 million for the second quarter of 1996 and 9.0% from the $14.0 million for the first quarter of 1997. The Company's income taxes were $29.3 million for the first six months of 1997 as compared to $24.7 million for the first six months of 1996. The increase in the Company's income taxes was primarily due to the increase in taxable income. The Company's effective income tax rate was 34.90% for the first six months of 1997, up from 33.68% for the first six months of 1996.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 30.3% to $7,425.1 million for the six months ended June 30, 1997, compared to $5,700.2 million in the six months ended June 30, 1996. Earning assets comprised 92.7% of total average assets for the first six months of 1997, compared with 91.8% for the first six months of 1996.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements increased 64.2% to $1,611.3 million in the first six months of 1997 as compared to $981.4 million in the first six months of 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first six months of 1997, average securities increased 23.0% to $2,143.2 million compared to $1,743.0 million in the first six months of 1996. Average held to maturity securities increased 19.6%, available for sale securities increased 11.2%, and trading account securities increased 79.6% compared with the first six months of 1996.

Average net loans and leases increased 23.4% to $3,670.6 million for the first six months of 1997 compared to $2,975.7 million in the first six months of 1996, representing 49.4% of earning assets in the first six months of 1997 compared to 52.2% in the first six months of 1996. Average net loans and leases were 79.1% of average total deposits for the six months ended June 30, 1997, as compared to 71.9% for the six months ended June 30, 1996.

INVESTMENT SECURITIES

The following table presents the Company's investment securities on June 30, 1997, December 31, 1996 and June 30, 1996.

                                                          June 30,                December 31,              June 30,
                                                            1997                      1996                    1996
                                                  -----------------------   ------------------------ -----------------------
                                                   Amortized    Market       Amortized     Market    Amortized     Market
(In thousands)                                        cost       value          cost        value       cost        value
                                                  -----------  ----------   -----------  ----------- -----------  ----------
Held to maturity
U.S. government agencies and corporations:
     Small Business Administration
          loan-backed securities                  $   468,106  $  474,959   $   487,748  $   491,785 $   507,269  $  516,906
     Other agency securities                          915,018     916,039       518,308      517,892     527,268     520,269
States and political subdivisions                     200,505     203,455       255,321      259,560     243,955     245,417
Mortgage-backed securities                             73,196      74,301        60,784       61,844      57,357      57,875
                                                  -----------  ----------   -----------  ----------- -----------  ----------
                                                   $1,656,825  $1,668,754    $1,322,161   $1,331,081  $1,335,849  $1,340,467
                                                   ==========  ==========    ==========   ==========  ==========  ==========
Available for sale
U.S. Treasury securities                          $    19,132 $    19,220   $    14,655  $    14,707 $    16,669 $    16,677
U.S. government agencies                              132,815     131,688       120,620      116,500     118,726     117,903
States and political subdivisions                      38,978      40,310        39,118       40,766      39,543      40,694
Mortgage-backed securities                             59,847      60,480        86,007       84,865      66,741      65,886
                                                  -----------  ----------   -----------  ----------- -----------  ----------
                                                      250,772     251,698       260,400      256,838     241,679     241,160
                                                  -----------  ----------   -----------  ----------- -----------  ----------
Equity securities:
    Mutual funds:
          Accessor Funds, Inc.                        108,989     108,903       109,071      109,100     108,979     107,597
          Other                                             -           -             -            -         579         579
     Stock:
          Federal Home Loan Bank                       86,999      86,999        79,593       79,593      75,009      75,009
          Other                                         6,880       7,296         7,343        7,920       6,489       6,849
                                                  -----------  ----------   -----------  ----------- -----------  ----------
                                                      202,868     203,198       196,007      196,613     191,056     190,034
                                                  -----------  ----------   -----------  ----------- -----------  ----------
                                                  $   453,640  $  454,896    $  456,407  $   453,451  $  432,735  $  431,194
                                                  -----------  ----------   -----------  ----------- -----------  ----------
Total                                              $2,110,465  $2,123,650    $1,778,568   $1,784,532  $1,768,584  $1,771,661
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

The table below sets forth the amount of loans outstanding by type on June 30, 1997, December 31, 1996 and June 30, 1996.

(In thousands)
                                               June 30,      December 31,      June 30,
Types                                            1997            1996            1996
-----                                         ----------      ----------      ----------
Loans held for sale                           $  156,708      $  150,467      $  166,967
Commercial, financial, and agricultural          964,953         783,589         765,504
Real estate:
       Construction                              405,057         323,668         335,532
       Other:
               Home equity credit line           107,036         165,134         101,221
               1-4 family residential            701,705         534,845         508,857
               Other real estate-secured       1,098,394       1,057,962         895,082
                                              ----------      ----------      ----------
                                               1,907,135       1,757,941       1,505,160
                                              ----------      ----------      ----------
                                               2,312,192       2,081,609       1,840,692
Consumer:
       Bankcard                                   30,903          37,089          22,847
       Other                                     295,105         267,456         299,510
                                              ----------      ----------      ----------
                                                 326,008         304,545         322,357

Lease financing                                  158,660         159,825         144,969
Other receivables                                 42,572          10,989           6,989
                                              ----------      ----------      ----------
       Total loans                            $3,961,093      $3,491,024      $3,247,478
                                              ==========      ==========      ==========

Loans held for sale on June 30, 1997 increased 4.1% from year-end 1996. All other loans, net of unearned income and fees increased 14.1% to $3,767.2 million on June 30, 1997, including $319 million from Aspen Bancshares, Inc. acquisition, compared to $3,302.1 million on December 31, 1996. Commercial loans, construction loans, other real estate-secured loans, and consumer loans increased from year end 23.1%, 25.1%, 8.5% and 7.0%, respectively, as lease financing decreased .7% and other receivables increased 287.4%. Within the other real estate-secured loan portfolio, home equity credit line loans decreased 35.2%, 1-4 family residential loans increased 31.2% and all other real estate loans increased 3.8% from year end.

ZIONS BANCORPORATION AND SUBSIDIARIES

On June 30, 1997, long-term first mortgage real estate serviced for others totaled $1,932.2 million and consumer and other loan securitizations, which relate primarily to loans sold under revolving securitization structures, totaled $1,021.7 million. During the first six months of 1997, the Company sold $315.5 million of loans classified in held for sale, and securitized and sold SBA 504 loans, home equity credit line loans, credit card receivables and automobile loans totaling $538.1 million. During the first six months of 1997, total loans sold were $853.5 million.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $13.7 million on June 30, 1997, up from $12.5 million on December 31, 1996, and up from $9.0 million on June 30, 1996. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .35%, .36% and .28% on June 30, 1997, December 31, 1996, and June 30, 1996,
respectively.

Accruing loans past due 90 days or more totaled $7.1 million on June 30, 1997, up from $3.6 million on December 31, 1996, and up from $5.5 million on June 30, 1996. These loans equaled .18% of net loans and leases on June 30, 1997, as compared to .10% on December 31, 1996 and .17% on June 30, 1996.

Loans to one borrower totaling $2.5 million on June 30, 1997 were considered potential problem loans compared to no loans at December 31, 1996 and loans to one borrower totaling $1.3 million on June 30, 1996. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans, in accordance with Financial Accounting Standard statements, and included in nonaccrual loans and leases, amounted to $6.8 million on June 30, 1997, as compared to $7.8 million on December 31, 1996, and $4.6 million on June 30, 1996. The Company considers a loan to be impaired when the accrual of interest has been discontinued and meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on June 30, 1997, December 31, 1996, and June 30, 1996, is a required allowance of $1,580 thousand, $25 thousand and $4 thousand, respectively, on $3.3 million, $1.0 million and $.2 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets on June 30, 1997, December 31, 1996, and June 30, 1996.

                                                   June 30,   December 31,     June 30,
(In thousands)                                       1997         1996           1996
                                                   -------    ------------     -------
Nonaccrual loans                                   $11,908       $11,526       $ 8,501
Restructured loans                                     830           857           206
Other real estate owned and other
     nonperforming assets                              920           138           259
                                                   -------       -------       -------
     Total                                         $13,658       $12,521       $ 8,966
                                                   =======       =======       =======
% of net loans and leases*, other real estate
     owned and other nonperforming assets              .35%          .36%          .28%

Accruing loans past due 90 days or more            $ 7,070       $ 3,553       $ 5,494
                                                   =======       =======       =======

% of net loans and leases*                             .18%          .10%          .17%
*Includes loans held for sale


ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.82% of net loans and leases on June 30, 1997, compared to 2.03% on December 31, 1996, and 2.16% on June 30, 1996. Net charge-offs during the second quarter of 1997 were $1.8 million, or
 .19% on average net loans and leases, compared to $1.6 million, or .21% of average net loans and leases for the second quarter of 1996. Net charge-offs for the first six months of 1997 were $3.4 million, or .19% of average net loans and leases, compared to $2.2 million or .15% of average net loans and leases for the first six months of 1996.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 561.61% on June 30, 1997, compared to 564.92% on December 31, 1996, and 795.59%
on June 30, 1996. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 376.95% on June 30, 1997, compared to 463.92% on December 31, 1996 and 494.98% on June 30, 1996.

On June 30, 1997, December 31, 1996, and June 30, 1996, the allowance for loan losses includes an allocation of $8.0 million, $5.9 million and $5.8 million, respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on June 30, 1997, December 31, 1996 and June 30, 1996, totaled $2,016.4 million, $1,906.9 million and $1,512.9 million, respectively.

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

                                                                                    Twelve Months
                                                     Six Months Ended                  Ended
(In thousands)                                             June 30,                  December 31,
                                                 -----------------------------       -----------
                                                    1997              1996               1996
                                                 -----------       -----------       -----------
Average loans* and leases outstanding
     (net of unearned income)                    $ 3,670,569       $ 2,975,685       $ 3,126,899
                                                 ===========       ===========       ===========
Allowance for possible losses:
Balance at beginning of the period               $    69,954       $    67,555       $    67,555
Allowance of companies acquired                        3,223             2,566             2,566
Provision charged against earnings                     1,810             1,360             3,540
Loans and leases charged-off:
     Loans held for sale                                --                --                --
     Commercial, financial and agricultural           (2,000)             (574)           (1,274)
     Real estate                                         (78)             (393)             (427)
     Consumer                                         (3,408)           (3,991)           (7,503)
     Lease financing                                     (90)             (172)             (228)
     Other receivables                                  --                --                --
                                                 -----------       -----------       -----------
          Total                                       (5,576)           (5,130)           (9,432)
                                                 -----------       -----------       -----------
Recoveries:
     Loans held for sale                                --                --                --
     Commercial, financial and agricultural              780             1,029             2,411
     Real estate                                         152               302               428
     Consumer                                          1,192             1,212             2,344
     Lease financing                                       3               378               542
     Other receivables                                  --                --                --
                                                 -----------       -----------       -----------
          Total                                        2,127             2,921             5,725
                                                 -----------       -----------       -----------
Net loan and lease charge-offs                        (3,449)           (2,209)           (3,707)
                                                 -----------       -----------       -----------
Balance at end of the period                     $    71,538       $    69,272       $    69,954
                                                 ===========       ===========       ===========
*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases                           .19%              .15%              .12%

ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $4,641.1 million for the first six months of 1997 increased 12.2% over the $4,136.8 million for the first six months of 1996, with average demand deposits increasing 15.6%. Average money market and super NOW deposits, time deposits under $100,000, time deposits over $100,000 and foreign deposits for the first six months of 1997 increased 18.8%, 2.8%, 11.3% and 19.4% respectively, from the first six months of 1996. Average savings and NOW deposits decreased 1.3% during the first six months of 1997, compared with the same period one year earlier.

Total deposits increased 13.4% to $5,159.9 million on June 30, 1997, including $366 million from the Aspen Bancshares, Inc. acquisition, as compared to $4,552.0 million on December 31, 1996. Comparing June 30, 1997 to December 31, 1996, demand deposits, savings and money market deposits, time deposits under $100,000, and time deposits over $100,000 increased 8.5%, 10.8%, 19.4% and
49.8%, respectively, foreign deposits increased 30.3%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors, and debt service requirements as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. The Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, totaled $1,458.4 million or 30.6% of core deposits on June 30, 1997.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 92.3% of total deposits on June 30, 1997 as compared to 93.8% on December 31, 1996 and 93.7% on June 30, 1996.

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

CAPITAL RESOURCES AND DIVIDENDS

During the first six months of 1997, the Company repurchased and retired 1,863,734 shares of its common stock at a cost of $55.1 million. At June 30, 1997, the Company had authorization from its board of directors to repurchase its common shares equal to the shares to be issued for acquisitions to be accounted for as purchase transactions, which would total approximately 2,000,000 shares.

Total shareholders' equity on June 30, 1997 was $589.2 million, an increase of 16.1% over the $507.5 million on December 31, 1996, and an increase of 24.4% over the $473.5 million on June 30, 1996. The ratio of average equity to average assets for the first six months of 1997 was 6.55% as compared to 7.11% for the same period in 1996. On June 30, 1997, the Company's Tier I risk-based capital ratio was 14.16%, as compared to 14.38% on December 31, 1996 and 11.13% on June 30, 1996. On June 30, 1997 the Company's total risk-based capital ratio was 16.86%, as compared to 18.31% on December 31, 1996 and 13.82% on June 30, 1996.
The Company's leverage ratio on June 30, 1997 was 7.70%, as compared to 8.77% on December 31, 1996 and 6.45% on June 30, 1996.

Dividends declared per common share for the second quarter of 1997 of $.12 increased 17.1%, as compared to $.1025 for the second quarter of 1996 and increased 9.1% over $.11 for the first quarter of 1997. The common cash dividend payout of net income for the first six months of 1997 was 24.86%, as compared to 24.66% for the first six months of 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES

MERGERS AND ACQUISITIONS

On May 16, 1997, the purchase transaction of Zions Bancorporation and Aspen Bancshares, Inc. and its banking subsidiaries, was consummated and paid through the exchange of 2,750,593 shares of Zions Bancorporation common stock for Aspen Bancshares, Inc. stock. The acquisition extends Zions Bancorporation's banking operations into Colorado and New Mexico. The banking entities, Pitkin County Bank and Trust, Centennial Savings Bank, F.S.B., and Valley National Bank of Cortez, operate 12 offices in western Colorado and one in New Mexico.

On July 11, 1997, the purchase transaction of Zions Bancorporation and Tri-State Bank was consummated through the exchange of Zions Bancorporation common stock for Tri-State Bank stock. The acquisition of Tri-State Bank, with assets of $24 million, operating offices in Montpelier and Paris, Idaho, extends Zions Bancorporation's banking operations into Idaho. Upon acquisition the name of the institution was changed to Zions Bank.

On July 18, 1997 the acquisition of 27 former branches of Wells Fargo Bank in Arizona, Idaho, Nevada and Utah was completed. The purchase transaction included $378 million in deposit accounts and the branch facilities. Branches were merged into Zions' affiliated banks in each of the states in which the branches are located. Branch networks have been strengthened and expanded by the addition of 11 offices in Arizona, 10 offices in Idaho, 5 offices in Nevada and 1 office in Utah.

On May 22, 1997, the Company announced an agreement to acquire Sun State Capital Corporation and its banking subsidiary, Sun State Bank. The transaction, valued at approximately $37 million, is to be accounted for as a purchase, paid through the exchange of Zions Bancorporation common stock for Sun State Capital Corporation stock with Sun State Bank being merged into Zions Bancorporation's wholly owned subsidiary, Nevada State Bank. With approximately $150 million in assets, Sun State Bank operates four offices in Las Vegas and one in Reno, Nevada. The transaction is subject to the approval of Sun State shareholders and banking regulatory approvals and is expected to close late in the third quarter of 1997.

On July 7, 1997, the Company and GB Bancorporation, the parent company of Grossmont Bank, announced an agreement to merge GB Bancorporation with and into Zions Bancorporation, with GB Bancorporation shareholders receiving 4.7 million shares of Zions Bancorporation common stock for the remaining 95.5% of GB Bancorporation common stock that it does not presently own. Grossmont Bank has approximately $720 million in assets and 14 offices in San Diego County, California. The merger is intended to be accounted for as a pooling-of-interests and the transaction is valued at $173 million. The merger is subject to the approval of GB Bancorporation shareholders and banking regulators and is expected to close in the fourth quarter of 1997.

On July 25, 1997, the Company and Sky Valley Bank Corp, the parent company of The First National Bank in Alamosa, Colorado announced an agreement to merge Sky Valley Bank Corp. and its banking subsidiary with and into subsidiaries of Zions Bancorporation, with Sky Valley Bank Corp., shareholders receiving 573,134 shares of Zions Bancorporation common stock for all of the equity interests of Sky Valley Bank Corp. The First National Bank in Alamosa has approximately $120 million in assets in three offices in southern Colorado. The merger is intended to be accounted for as a pooling-of-interests and the transaction is valued at $20.3 million. The merger is subject to the approval of Sky Valley Bank Corp. shareholders and banking regulators and is expected to close in the fourth quarter of 1997.

ZIONS BANCORPORATION AND SUBSIDIARIES

Forward-Looking Information

Statements in Management's Discussion and Analysis that are not based on historical data are forward-looking, including, for example, the projected performance of Zions and its operations. These statements constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from the projections discussed in Management's Discussion and Analysis since such projections involve significant risks and uncertainties. Factors that might cause such differences include, but are not limited to: (1) timing of closing proposed acquisitions being delayed or such acquisitions being prohibited; (2) competitive pressures among financial institutions increasing significantly;
(3) economic conditions, either nationally or locally in areas in which Zions conducts it operations, being less favorable than expected; (4) legislation or regulatory changes which adversely affect the ability of the Company to conduct, or the accounting for, business combinations or share repurchases.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.       OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The following is a summary of matters submitted to vote at the Annual Meeting of Shareholders of Zions Bancorporation:

       a) The Annual Meeting of Shareholders was held on April 25, 1997. Total number of shares eligible for voting was 14,576,026, which was prior to the four-for-one stock split.

       b) Election of Directors

       Proxies were solicited by Zions Bancorporation's management pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of the shareholders as indicated in the proxy statement.

       c) The matters voted upon and the results were as follows:

          (1) Election of Directors

                                                       Withhold
                                        For            Authority
                                        ---            ---------
              R.D. Cash              10,908,894         600,764
              Richard H. Madsen      10,911,315         598,343
              Robert G. Sarver       10,913,608         596,050
              Harris H. Simmons      10,912,241         597,417

          (2) Approve an increase in the number of authorized shares of Capital Stock of Zions Bancorporation

              Approval to increase the authorized shares of Common Stock, without par value to 100,000,000 shares

                 For              Against         Abstain
                 ---              -------         -------
              9,648,785          1,673,761        187,112

(3)    Appointment of Independent Accountants

              The selection of KPMG Peat Marwick LLP as the firm of independent certified public accountants to audit the books and accounts of Zions Bancorporation and its subsidiaries for the year ending December 31, 1997 was ratified.

                 For              Against          Abstain
                 ---              -------          -------
              11,466,392           16,094           27,172

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               a) Exhibits

                  Exhibit 3 Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, and filed with the Department of Business Regulation, Division of Corporations of the State of Utah on May 2, 1997.

                  Exhibit 27  Article 9 Financial Schedules for Form 10-Q

               b) Reports on Form 8-K

                  There were no reports on form 8-K filed during the quarter ending June 30, 1997.

                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ZIONS BANCORPORATION

                                        /s/ Harris H. Simmons
                                        --------------------------------
                                        Harris H. Simmons, President and
                                        Chief Executive Officer




                                        /s/ Dale M. Gibbons
                                        ----------------------------------------
                                        Dale M. Gibbons, Senior Vice President
                                        and Chief Financial Officer
Dated August 7, 1997