Form 10-Q
period 1997-09-30
ZIONS BANCORPORATION /UT/
filed 1997-11-14
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                    to


COMMISSION FILE NUMBER 0-2610



                              ZIONS BANCORPORATION
             (Exact name of Registrant as specified in its charter)



            UTAH                                          87-0227400
---------------------------------                     -------------------
  (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                     Identification No.)


    ONE SOUTH MAIN, SUITE 1380
      SALT LAKE CITY, UTAH                                  84111
----------------------------------------                  ----------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (801) 524-4787


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes [ X ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at November 6, 1997
59,599,119 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                          Page
                                                                          ----
PART I.       FINANCIAL INFORMATION
              ---------------------


     ITEM 1.          Financial Statements (unaudited)

                      Consolidated Balance Sheets                          3
                      Consolidated Statements of Income                    4
                      Consolidated Statements of Cash Flows                5
                      Consolidated Statements of Retained Earnings         6
                      Notes to Consolidated Financial Statements           7

     ITEM 2.          Management's Discussion and Analysis                 8


PART II.      OTHER INFORMATION
              -----------------

     ITEM 6.          Exhibits and Reports on Form 8-K                     25


SIGNATURES                                                                 25
----------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                                       September 30,   December 31,  September 30,
(In thousands, except share amounts)                                        1997           1996           1996
                                                                       -----------------------------------------
ASSETS
Cash and due from banks ............................................   $   509,905    $   404,331    $   379,865
Money market investments:
     Interest-bearing deposits .....................................        59,554         47,746         44,488
     Federal funds sold ............................................       197,095        260,023        172,683
     Security resell agreements ....................................     1,150,551        305,660        775,675

Investment Securities:
     Held to maturity at cost (approximate  market value $1,975,643,  $1,331,081 and $1,309,159):
          Taxable ..................................................     1,759,977      1,096,921      1,086,715
          Nontaxable ...............................................       197,455        225,240        218,968
     Available for sale at market:
          Taxable ..................................................       371,333        412,686        389,897
          Nontaxable ...............................................        31,763         40,765         40,753
     Trading account securities at market ..........................       223,561         34,076        150,200
                                                                       -----------    -----------    -----------
                                                                         2,584,089      1,809,688      1,886,533

Loans:
     Loans held for sale at cost, which approximates market ........       176,747        150,467        151,404
     Loans, leases and other receivables ...........................     4,052,469      3,340,557      3,199,954
                                                                       -----------    -----------    -----------
                                                                         4,229,216      3,491,024      3,351,358
     Less:
         Unearned income and fees, net of related costs ............        38,552         38,481         37,426
         Allowance for loan losses .................................        70,290         69,954         69,337
                                                                       -----------    -----------    -----------
                                                                         4,120,374      3,382,589      3,244,595

Premises and equipment, at cost, less accumulated depreciation .....       116,416         92,874         90,276
Goodwill and core deposit intangibles ..............................       128,360         37,300         37,377
Other real estate owned ............................................         4,734            138            256
Other assets .......................................................       188,643        144,615        151,593
                                                                       -----------    -----------    -----------
          Total assets .............................................   $ 9,059,721    $ 6,484,964    $ 6,783,341
                                                                       ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand ....................................   $ 1,364,565    $ 1,159,791    $ 1,089,388
     Interest-bearing:
          Savings and money market .................................     2,997,919      2,474,821      2,460,138
          Time under $100,000 ......................................       905,757        635,568        671,265
          Time over $100,000 .......................................       263,255        167,545        162,626
          Foreign ..................................................       134,840        114,292        189,138
                                                                       -----------    -----------    -----------
                                                                         5,666,336      4,552,017      4,572,555

Securities sold, not yet purchased .................................       212,617         76,831         86,437
Federal funds purchased ............................................       239,991        155,407        126,214
Security repurchase agreements .....................................     1,734,368        771,361      1,281,222
Accrued liabilities ................................................       107,396         83,082         79,729
Federal Home Loan Bank advances and other borrowings:
     Less than one year ............................................        68,846         13,533         15,743
     Over one year .................................................       197,904         73,661         75,254
Long-term debt .....................................................       251,134        251,620         55,702
                                                                       -----------    -----------    -----------
          Total liabilities ........................................     8,478,592      5,977,512      6,292,856
                                                                       -----------    -----------    -----------
Shareholders' equity:
     Capital stock:
          Preferred stock, without par value; authorized 3,000,000
               shares; issued and outstanding, none ................          --             --             --
          Common stock, without par value; authorized 100,000,000
               shares; issued and outstanding,
               59,426,300, 58,918,880 and 59,068,860 shares ........        88,558         79,791         83,788
     Net unrealized holding gains and losses on securities
          available for sale .......................................          (303)        (1,835)        (2,434)
     Retained earnings .............................................       492,874        429,496        409,131
                                                                       -----------    -----------    -----------
          Total shareholders' equity ...............................       581,129        507,452        490,485
                                                                       -----------    -----------    -----------
          Total liabilities and shareholders' equity ...............   $ 9,059,721    $ 6,484,964    $ 6,783,341
                                                                       ===========    ===========    ===========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                   Three Months Ended        Nine Months Ended
                                                                       September 30,            September 30,
                                                                   --------------------------------------------------
(In thousands, except per share amounts)                              1997        1996        1997         1996
                                                                   ---------   ---------    ---------   ---------
Interest income:
     Interest and fees on loans ................................   $  93,106   $  73,324    $ 258,032   $ 208,280
     Interest on loans held for sale ...........................       3,019       2,949        8,970       8,729
     Interest on money market investments ......................      20,920      11,601       65,032      38,773
     Interest on securities:
          Held to maturity:
               Taxable .........................................      28,587      18,470       71,072      51,035
               Nontaxable ......................................       2,993       3,366        8,219       9,679
          Available for sale:
               Taxable .........................................       6,490       6,226       20,290      17,969
               Nontaxable ......................................         540         568        1,663       1,695
          Trading account ......................................       4,396       2,707       12,531       7,144
     Lease financing ...........................................       3,276       2,870        9,996       8,363
                                                                   ---------   ---------    ---------   ---------
          Total interest income ................................     163,327     122,081      455,805     351,667
                                                                   ---------   ---------    ---------   ---------
Interest expense:
     Interest on savings and money market deposits .............      27,514      22,978       75,368      64,106
     Interest on time deposits under $100,000 ..................      11,503       8,543       28,638      26,154
     Interest on time deposits over $100,000 ...................       3,912       2,522        9,260       7,545
     Interest on foreign deposits ..............................       1,616       1,440        4,647       3,931
     Interest on securities sold, not yet purchased ............       1,371       1,324        4,029       3,604
     Interest on borrowed funds ................................      35,657      19,506      108,459      57,120
                                                                   ---------   ---------    ---------   ---------
          Total interest expense ...............................      81,573      56,313      230,401     162,460
                                                                   ---------   ---------    ---------   ---------
          Net interest income ..................................      81,754      65,768      225,404     189,207
Provision for loan losses ......................................       1,095         840        2,905       2,200
                                                                   ---------   ---------    ---------   ---------
          Net interest income after provision for loan losses ..      80,659      64,928      222,499     187,007
                                                                   ---------   ---------    ---------   ---------
Noninterest income:
     Service charges on deposit accounts .......................      10,670       8,486       29,162      24,235
     Other service charges, commissions and fees ...............      10,459       7,400       27,369      20,587
     Trust income ..............................................       1,582       1,335        4,377       3,946
     Investment securities gains, net ..........................         160        --            652          70
     Trading account income ....................................       2,033         685        4,201       2,310
     Loan sales and servicing income ...........................       9,310       9,918       28,803      25,348
     Other income ..............................................       2,137       1,169        5,745       5,100
                                                                   ---------   ---------    ---------   ---------
          Total noninterest income .............................      36,351      28,993      100,309      81,596
                                                                   ---------   ---------    ---------   ---------
Noninterest expense:
     Salaries and employee benefits ............................      38,538      30,497      104,720      85,917
     Occupancy, net ............................................       3,888       2,756       10,110       8,178
     Furniture and equipment ...................................       5,993       4,128       15,498      11,472
     Other real estate expense (income) ........................         120          (2)         297        (232)
     Legal and professional services ...........................       1,781       1,175        4,788       3,298
     Supplies ..................................................       2,055       1,593        5,419       4,714
     Postage ...................................................       1,662       1,351        4,602       3,992
     Advertising ...............................................       1,813       1,072        5,294       4,041
     FDIC premiums .............................................         164           1          463           7
     Amortization of goodwill and core deposit intangibles .....       1,637         591        3,316       1,638
     Amortizaiton of mortgage servicing assets .................         611         219        1,380         914
     Other expenses ............................................      13,880      11,005       37,974      31,639
                                                                   ---------   ---------    ---------   ---------
          Total noninterest expense ............................      72,142      54,386      193,861     155,578
                                                                   ---------   ---------    ---------   ---------
Income before income taxes .....................................      44,868      39,535      128,947     113,025
Income taxes ...................................................      15,486      13,775       44,826      38,530
                                                                   ---------   ---------    ---------   ---------
Net income .....................................................   $  29,382   $  25,760    $  84,121   $  74,495
                                                                   =========   =========    =========   =========

Weighted average common and common-equivalent shares outstanding      60,506      59,696       59,792      59,072

Net income per share ...........................................   $    0.49   $    0.43    $    1.41   $    1.26

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                                ----------------------------    ----------------------------
(In thousands)                                                       1997           1996            1997           1996
                                                                ------------    ------------    ------------    ------------
Cash flows from operating activities:
     Net income .............................................   $     29,382    $     25,760    $     84,121    $     74,495
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses .........................          1,095             840           2,905           2,200
          Write-downs of other real estate owned ............            183            --               313            --
          Depreciation of premises and equipment ............          4,279           3,335          11,676           9,372
          Amortization of premium on core deposits
               and other intangibles ........................          2,248             810           4,696           2,552
          Amortization of net premium/discount on
               investment securities ........................          1,426           1,420           4,094           4,655
          Accretion of unearned income and fees, net of
               related costs ................................          1,349           2,139             362           5,907
          Proceeds from sales of trading account securities .     28,676,658      26,705,292      82,771,230      56,050,696
          Increase in trading account securities ............    (28,462,225)    (26,680,233)    (82,960,715)    (56,137,189)
          Net gain on sales of investment securities ........           (160)           --              (652)            (70)
          Proceeds from loans held for sale .................        177,284         168,410         497,476         494,627
          Increase in loans held for sale ...................       (195,412)       (150,498)       (518,278)       (504,897)
          Net gain on sales of loans, leases and other assets         (6,532)         (7,515)        (21,022)        (19,435)
          Net gain on sales of other real estate owned ......            (72)             (3)            (97)           (261)
          Change in accrued income taxes ....................         (1,891)          4,199             994           7,302
          Change in accrued interest receivable .............         (7,582)         (1,844)        (18,109)         (9,320)
          Change in other assets ............................          9,111           3,006         (19,496)         (3,714)
          Change in accrued interest payable ................          2,256             743           4,145             448
          Change in accrued liabilities .....................         10,694           5,901          18,224            (876)
                                                                ------------    ------------    ------------    ------------
               Net cash provided by (used in) operating
                    activities ..............................        242,091          81,762        (138,133)        (23,508)
                                                                ------------    ------------    ------------    ------------

Cash flows from investing activities:
     Net increase in money market investments ...............       (569,819)       (606,464)       (779,646)       (281,520)
     Proceeds from maturities of investment securities
          held to maturity ..................................        279,677         117,696         479,379         225,720
     Purchases of investment securities held to maturity ....       (579,759)        (89,190)     (1,089,379)       (453,465)
     Proceeds from sales of investment securities
          available for sale ................................        138,346          51,343         246,124          97,894
     Proceeds from maturities of investment securities
          available for sale ................................         15,131          12,072          94,363          90,490
     Purchases of investment securities available for sale ..        (99,606)        (65,260)       (229,205)       (226,632)
     Proceeds from sales of loans and leases ................        142,091         185,064         689,365         566,342
     Net increase in loans and leases .......................       (380,964)       (301,354)     (1,072,688)       (961,989)
     Purchases of assets to be leased .......................           --              --              --            (8,514)
     Principal collections on leveraged leases ..............          8,085            --             8,085            --
     Proceeds from sales of premises and equipment ..........            950              31           1,639             622
     Purchases of premises and equipment ....................        (11,560)         (5,357)        (25,655)        (14,424)
     Proceeds from sales of other real estate owned .........            482               6             946           1,444
     Proceeds from sales of mortgage servicing rights .......            216             250             590           1,164
     Purchases of mortgage servicing rights .................         (2,330)            (51)         (2,503)         (1,543)
     Proceeds from sales of other assets ....................             12             163             282             611
     Cash paid for acquisitions, net of cash received .......        (27,440)            (10)        (26,765)          3,540
                                                                ------------    ------------    ------------    ------------
               Net cash (used in) investing
                    activities ..............................     (1,086,488)       (701,061)     (1,705,068)       (960,260)
                                                                ------------     ------------    ------------    ------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
                                                        Three Months Ended              Nine Months Ended
                                                            September 30,                 September 30,
                                                     --------------------------    --------------------------
(In thousands)                                          1997           1996            1997           1996
                                                     -----------    -----------    -----------    -----------
Cash flows from financing activities:
     Net increase in deposits ....................       483,770        232,239        711,949        361,447
     Net change in short-term funds borrowed .....       413,419        439,174      1,233,538        630,824
     Proceeds from FHLB advances over one year ...        90,000          1,300        130,000          1,650
     Payments on FHLB advances over one year .....        (2,228)        (4,456)       (10,757)       (12,570)
     Payments on leveraged leases ................        (8,085)          --           (8,085)          --
     Payments on long-term debt ..................           (37)          (290)          (486)          (887)
     Proceeds from issuance of common stock ......           942            112          1,672          1,103
     Payments to redeem common stock .............       (33,202)        (1,025)       (88,313)       (17,458)
     Dividends paid ..............................        (7,152)        (6,506)       (20,743)       (18,543)
                                                     -----------    -----------    -----------    -----------
               Net cash provided by
                    financing  activities ........       937,427        660,548      1,948,775        945,566
                                                     -----------    -----------    -----------    -----------
Net increase (decrease) in cash and due from banks        93,030         41,249        105,574        (38,202)
Cash and due from banks at beginning of period ...       416,875        338,616        404,331        418,067
                                                     -----------    -----------    -----------    -----------
Cash and due from banks at end of period .........   $   509,905    $   379,865    $   509,905    $   379,865
                                                     ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)
                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                               -------------------   -------------------
(In thousands)                                   1997       1996       1997       1996
                                               --------   --------   --------   --------
Cash paid for:
     Interest ..............................   $ 79,208   $ 55,549   $224,839   $161,532
     Income taxes ..........................     15,866      8,936     42,498     29,765
Loans transferred to other real estate owned      4,407       --        5,653        347

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(Unaudited)
                                                               Nine Months Ended      Twelve Months Ended
                                                                   September 30,          December 31,
                                                             ----------------------        ---------
(In thousands)                                                  1997         1996            1996
                                                             ---------    ---------        ---------
Balance at beginning of period ...........................   $ 429,496    $ 353,179        $ 353,179
Add:
     Net income ..........................................      84,121       74,495          101,350
                                                             ---------    ---------        ---------
                                                               513,617      427,674          454,529
Deduct cash dividends:
     Preferred, paid by subsidiary to minority shareholder         (27)         (27)             (36)
     Common, per share $.35 in 1997
          and $.315 and $.425 in 1996 ....................     (20,716)     (18,516)         (24,997)
                                                             ---------    ---------        ---------
Balance at end of period .................................   $ 492,874    $ 409,131        $ 429,496
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

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1996.

In February  1997,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards No. 128 (FAS 128), Earnings per Share. This Statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS (net income applicable to common stock divided by average common shares outstanding and, if dilution is 3% or more, common stock equivalents) with a presentation of basic EPS (net income applicable to common stock divided by average common shares outstanding), which the Company currently presents. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and the denominator of both EPS computations.

This Statement is effective with the year-end 1997 financial statements. Earlier application is not permitted, however, the Statement requires restatement of all prior period EPS data presented, including interim periods. The basic and diluted EPS under FAS 128 for the Company's quarter and six-month period ended June 30, 1997 would not differ materially from the existing primary and fully diluted EPS under APB 15.

In June 1997, the FASB issued FAS 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It requires that a company classify items of other comprehensive income, as defined by accounting standards, by their nature (e.g. unrealized gains or losses on securities) in a financial statement, but does not require a specific format for that statement. The accumulated balance of other comprehensive income is to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

This Statement is effective with the year-end 1998 financial statements; however, a total for comprehensive income is required in the financial statements of interim periods beginning with the first quarter of 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
(Unaudited)
                                            Three Months Ended            Nine Months Ended
                                               September 30,                September 30,
                                           -----------------------------------------------------------
                                            1997       1996    % Change    1997       1996    % Change
                                           ------     ------      -----   ------     ------      -----
(In thousands, except per share and ratio data)
EARNINGS
Taxable-equivalent net interest income   $ 83,467   $ 67,453      23.74%$230,406   $194,081      18.72%
Net interest income ..................     81,754     65,768      24.31% 225,404    189,207      19.13%
Noninterest income ...................     36,351     28,993      25.38% 100,309     81,596      22.93%
Provision for loan losses ............      1,095        840      30.36%   2,905      2,200      32.05%
Noninterest expense ..................     72,142     54,386      32.65% 193,861    155,578      24.61%
Income before income taxes ...........     44,868     39,535      13.49% 128,947    113,025      14.09%
Income taxes .........................     15,486     13,775      12.42%  44,826     38,530      16.34%
Net income ...........................     29,382     25,760      14.06%  84,121     74,495      12.92%

PER COMMON SHARE
Net income ...........................        .49        .43      13.95%    1.41       1.26      11.90%
Dividends ............................        .12        .11       9.09%     .35       .315      11.11%
Book value ...........................                                      9.78       8.30      17.83%

SELECTED RATIOS
Return on average assets .............       1.33%      1.58%               1.36%      1.58%
Return on average common equity ......      20.03%     21.21%              20.69%     21.85%
Efficiency ratio .....................      60.21%     56.39%              58.62%     56.43%
Net interest margin ..................       4.16%      4.50%               4.05%      4.48%

CASH EARNINGS*
Taxable-equivalent net interest income   $ 83,467   $ 67,453      23.74%$230,406   $194,081      18.72%
Net interest income ..................     81,754     65,768      24.31% 225,404    189,207      19.13%
Noninterest income ...................     36,351     28,993      25.38% 100,309     81,596      22.93%
Provision for loan losses ............      1,095        840      30.36%   2,905      2,200      32.05%
Noninterest expense ..................     70,505     53,795      31.06% 190,545    153,940      23.78%
Income before income taxes ...........     46,505     40,126      15.90% 132,263    114,663      15.35%
Income taxes .........................     15,717     13,792      13.96%  45,078     38,581      16.84%
Net income ...........................     30,788     26,334      16.91%  87,185     76,082      14.59%

PER COMMON SHARE
Net income ...........................        .51        .44      15.91%    1.46       1.28      14.06%
Dividends ............................        .12        .11       9.09%     .35       .315      11.11%
Book value ...........................                                      7.84       7.22       8.59%

SELECTED RATIOS
Return on average assets .............       1.41%      1.63%               1.42%      1.62%
Return on average common equity ......      26.29%     23.53%              25.00%     23.82%
Efficiency ratio .....................      58.84%     55.78%              57.62%     55.84%
Net interest margin ..................       4.16%      4.50%               4.05%      4.48%

*  Before amortization of goodwill and core deposit intangible assets.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)
                                           Three Months Ended                  Nine Months Ended
                                              September 30,                      September 30,
                                        -----------------------------------  ----------------------------------
                                           1997         1996       % Change     1997         1996      % Change
                                        ----------   ----------        ----  ----------   ----------       ----
(In thousands, except per share and ratio data)
AVERAGE BALANCES
Total assets .........................  $8,754,707   $6,475,707       35.19%$ 8,259,593  $ 6,297,615      31.15%
Investment securities ................   2,562,260    1,937,346       32.26%  2,282,914    1,807,806      26.28%
Net loans and leases .................   3,980,403    3,213,816       23.85%  3,773,847    3,055,062      23.53%
Goodwill and core deposit intangibles      117,410       37,769      210.86%     77,286       28,923     167.21%
Total deposits .......................   5,416,591    4,337,517       24.88%  4,899,591    4,203,711      16.55%
Shareholders' equity .................     582,012      483,058       20.48%    543,606      455,492      19.34%

Weighted average common and common-
     equivalent shares outstanding ...  60,506,000   59,696,000        1.36% 59,792,000   59,072,000       1.22%

AT PERIOD END
Total assets .........................                                      $ 9,059,721  $ 6,783,341      33.56%
Investment securities ................                                        2,584,089    1,886,533      36.98%
Net loans and leases .................                                        4,190,664    3,313,932      26.46%
Allowance for loan losses ............                                           70,290       69,337       1.37%
Goodwill and core deposit intangibles                                           128,360       37,377     323.68%
Total deposits .......................                                        5,666,336    4,572,555      23.92%
Shareholders' equity .................                                          581,129      490,485      18.48%

Common shares outstanding ............                                       59,426,300   59,068,860        .61%

Common dividend payout ...............       24.30%       25.22%                  24.63%       24.86%
Average equity to average assets .....        6.65%        7.46%                   6.58%        7.23%
Leverage Ratio .......................                                             6.96%        6.47%
Tier I risk-based capital ............                                            12.45%       11.05%
Total risk-based capital .............                                            15.13%       13.67%

Nonperforming assets .................                                           16,044       10,599      51.37%
Loans past due 90 days or more .......                                            7,997        8,740      -8.50%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at September 30                                           .38%         .32%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved record earnings for the quarter and nine months ended September 30, 1997. Consolidated net income for the third quarter of 1997 was $29.4 million or $0.49 per share, an increase of 14.1% and 14.0%, respectively, over the $25.8 million or $0.43 earned in the third quarter of 1996 and an increase of 4.8% and 4.3%, respectively, over the $28.0 million or $0.47 per share for the second quarter of 1997. The quarterly dividend per share increased 9.1% to $0.12 from $0.11 in the third quarter of 1996.

Consolidated net income was $84.1 million or $1.41 per share for the first nine months of 1997, compared to $74.5 million or $1.26 per share for the first nine months of 1996, which constituted increases of 12.9% and 11.9% respectively. Per share information for 1996 has been retroactively adjusted to reflect a four-for-one split of its common stock effective on May 14, 1997.

The annualized return on average assets for the third quarter and for the first nine months of 1997 was 1.33% and 1.36% compared to 1.58% for each of the same periods in 1996, resulting in an annualized return on average common shareholders' equity of 20.03% and 20.69% for the third quarter and for the first nine months of 1997, compared to 21.21% and 21.85% for the same periods of 1996. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the third quarter and for the first nine months of 1997 was 60.21% and 58.62%, respectively, compared to 56.39% and 56.43% for the same periods of 1996.

The Company is also providing its earnings performance on a cash basis since it believes that its cash performance is a better reflection of its financial position and shareholder value creation as well as its ability to support growth, pay dividends, and repurchase stock than reported net income. The use of purchase accounting results in increased levels of goodwill and core deposit intangible assets recognized and amortized. Cash earnings are earnings before the amortization of goodwill and core deposit intangible assets. Cash performance ratios are determined as if goodwill and core deposit intangible assets and their associated amortization have not been recognized on the financial statements.

Cash earnings for the quarter were $30.8 million or $0.51 per share, an increase of 16.9% and 15.9%, respectively, over the $26.3 million or $0.44 per share earned in the third quarter of 1996 and an increase of 6.2% and 4.1%, respectively, over the $29.0 million or $0.49 per share cash earnings for the second quarter of 1997. Year-to-date cash earnings were $87.2 million or $1.46 per share, an increase of 14.6% and 14.1%, respectively, over the $76.1 million or $1.28 per share earned in the first nine months of 1996.

The cash annualized return on average assets for the third quarter and for the first nine months of 1997 was 1.41% and 1.42% compared to 1.63% and 1.62%, respectively, in 1996, resulting in a cash annualized return on average common shareholders' equity of 26.29% and 25.00% for the third quarter and for the first nine months of 1997, compared to 23.53% and 23.82% for the same periods of 1996. The Company's cash efficiency ratio for the third quarter and for the first nine months of 1997 was 58.84% and 57.62%, respectively, compared to 55.78% and 55.84% for the same periods of 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company's third-quarter $3.6 million (14.1%) increase in earnings relative to the same period a year ago reflects a $16.0 million (24.3%) increase in net interest income, a $7.4 million (25.4%) increase in noninterest income, partially offset by a $.3 million (30.4%) increase in the provision for loan losses, a $17.8 million (32.6%) increase in noninterest expenses and a $1.7 million (12.4%) increase in income tax expense.

The Company's $9.6 million (12.9%) increase in net income for the nine-month period ended September 30, 1997 compared to the similar period in 1996, reflects a $36.2 million (19.1%) increase in net interest income, an $18.7 million
(22.9%)  increase  in  noninterest  income,  partially  offset by a $.7  million
(32.0%) increase in the provision for loan losses, a $38.3 million (24.6%) increase in noninterest expenses and a $6.3 million (16.3%) increase in income tax expense.

These figures include $7.7 million in net interest income, $1.0 million in noninterest income, $.1 million in the provision for loan losses, $5.9 million in noninterest expense and $1.3 million in income tax expense, for operations of the acquired Aspen Bancshares, Inc. from May 16 through September 30, 1997.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the third quarter of 1997, adjusted to a fully taxable-equivalent basis, increased 23.7% to $83.5 million compared to $67.5 million for the third quarter of 1996 and increased 7.5% from $77.7 million for the second quarter of 1997. Net interest margin was 4.16%, compared to 4.50% for the third quarter of 1996 and 4.00% for the second quarter of 1997. Nine-month net interest income, on a fully taxable-equivalent basis, was $230.4 million in 1997, an increase of 18.7% compared to $194.1 million for the first nine months of 1996. Net interest margin for the first nine months of 1997 was 4.05%, compared to 4.48% for the first nine months of 1996.

The yield on average earning assets decreased 2 basis points during the third quarter of 1997 as compared to the third quarter of 1996, and increased 14 basis points from the second quarter of 1997. The average rate paid this quarter on interest-bearing funds increased 24 basis points from the third quarter of 1996 and decreased 2 basis points from the second quarter of 1997. Comparing the first nine months of 1997 with 1996, the yield on average earning assets decreased 13 basis points, while the cost of interest-bearing funds increased by 26 basis points.

The spread on average interest-bearing funds for the third quarter of 1997 was 3.46%, down from the 3.72% for the third quarter of 1996 and up from the 3.30% for the second quarter of 1997. The spread on average interest-bearing funds for the first nine months of 1997 was 3.34% compared with 3.73% for the same period in 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)
                                                    Three Months Ended               Three Months Ended
                                                    September 30, 1997               September 30, 1996
                                            ----------------------------------  --------------------------------
                                              Average      Amount of    Average  Average     Amount of   Average
(In thousands)                                Balance      Interest 1     Rate   Balance     Interest 1    Rate
                                            ----------      -------      -----  ---------      -------     -----
ASSETS
Money market investments:
     Interest-bearing deposits .......     $   59,504   $      959       6.39%$   42,793   $      500      4.65%
     Federal funds sold and security
          resell agreements ..........      1,355,562       19,961       5.84%   772,414       11,101      5.72%
                                           ----------      -------             ---------      -------
          Total money market investments    1,415,066       20,920       5.87%   815,207       11,601      5.66%
                                           ----------      -------             ---------      -------
  Investment securities:
     Held to maturity:
          Taxable ....................      1,652,721       28,587       6.86% 1,112,334       18,470      6.61%
          Nontaxable .................        187,369        4,275       9.05%   216,709        4,808      8.83%
     Available for sale:
          Taxable ....................        385,626        6,490       6.68%   390,441        6,226      6.34%
          Nontaxable .................         39,055          772       7.84%    40,668          811      7.93%
     Trading account .................        297,489        4,396       5.86%   177,194        2,707      6.08%
                                           ----------      -------             ---------      -------
          Total securities ...........      2,562,260       44,520       6.89% 1,937,346       33,022      6.78%
                                           ----------      -------             ---------      -------
Loans:
     Loans held for sale .............        159,698        3,019       7.50%   149,858        2,949      7.83%
     Net loans and leases 2 ..........      3,820,705       96,581      10.03% 3,063,958       76,194      9.89%
                                           ----------      -------             ---------      -------
          Total loans ................      3,980,403       99,600       9.93% 3,213,816       79,143      9.80%
                                           ----------      -------             ---------      -------
Total interest-earning assets ........     $7,957,729   $  165,040       8.23%$5,966,369   $  123,766      8.25%
                                                           -------                            -------
Cash and due from banks ..............        422,964                            307,428
Allowance for loan losses ............        (70,856)                           (69,523)
Goodwill and core deposit intangibles         117,410                             37,769
Other assets .........................        327,460                            233,664
                                           ----------                         ----------
Total assets .........................     $8,754,707                         $6,475,707
                                           ==========                         ==========
LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits ........     $  690,978   $    5,513       3.17%$  589,355   $    6,657      4.49%
     Money market super NOW deposits .      2,234,867       22,001       3.91% 1,849,325       16,321      3.51%
     Time deposits under $100,000 ....        863,771       11,503       5.28%   669,838        8,543      5.07%
     Time deposits $100,000 or more ..        249,084        3,912       6.23%   161,271        2,522      6.22%
     Foreign deposits ................        144,710        1,616       4.43%   124,289        1,440      4.61%
                                           ----------      -------             ---------      -------
          Total interest-bearing deposits   4,183,410       44,545       4.22% 3,394,078       35,483      4.16%
                                           ----------      -------             ---------      -------
Borrowed funds:
     Securities sold, not yet purchased        93,864        1,371       5.79%    83,515        1,324      6.31%
     Federal funds purchased and security
          repurchase agreements ......      2,024,944       26,863       5.26% 1,327,425       16,821      5.04%
     FHLB advances and other borrowings:
          Less than one year .........         58,001          848       5.80%    12,333          243      7.84%
          Over one year ..............        169,087        2,522       5.92%    77,040        1,188      6.13%
     Long-term debt ..................        251,161        5,424       8.57%    55,812        1,254      8.94%
                                           ----------      -------             ---------      -------
          Total borrowed funds .......      2,597,057       37,028       5.66% 1,556,125       20,830      5.33%
                                           ----------      -------             ---------      -------
Total interest-bearing liabilities ...     $6,780,467   $   81,573       4.77%$4,950,203   $   56,313      4.53%
                                                           -------                            -------
Noninterest-bearing deposits .........      1,233,181                            943,439
Other liabilities ....................        159,047                             99,007
                                           ----------                         ----------
Total liabilities ....................      8,172,695                          5,992,649
Total shareholders' equity ...........        582,012                            483,058
                                           ----------                         ----------
Total liabilities and shareholders' equity $8,754,707                         $6,475,707
                                           ==========                         ==========
Spread on average interest-bearing funds                                 3.46%                             3.72%
                                                                         ====                              ====
Net interest income and net yield on
     interest-earning assets .........                  $   83,467       4.16%             $   67,453      4.50%
                                                        ==========       ====              ==========      ====
1 Taxable-equivalent rates used where applicable.
2 Net  of  unearned  income  and  fees,  net of  related  costs.  Loans  include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)
                                                     Nine Months Ended               Nine Months Ended
                                                    September 30, 1997               September 30, 1996
                                            ----------------------------------  --------------------------------
                                              Average      Amount of    Average  Average     Amount of   Average
(In thousands)                                Balance      Interest 1     Rate   Balance     Interest 1    Rate
                                            ----------      -------      -----  ---------      -------     -----
ASSETS
Money market investments:
     Interest-bearing deposits .......     $   53,778   $    2,233       5.55%$   39,431   $    1,399      4.74%
     Federal funds sold and security
          resell agreements ..........      1,492,114       62,799       5.63%   886,604       37,374      5.63%
                                           ----------      -------             ---------      -------
          Total money market investments    1,545,892       65,032       5.62%   926,035       38,773      5.59%
                                           ----------      -------             ---------      -------
Investment securities:
     Held to maturity:
          Taxable ....................      1,366,743       71,072       6.95% 1,027,190       51,035      6.64%
          Nontaxable .................        192,029       11,741       8.17%   206,075       13,827      8.96%
     Available for sale:
          Taxable ....................        401,016       20,290       6.76%   372,185       17,969      6.45%
          Nontaxable .................         39,867        2,376       7.97%    40,814        2,421      7.92%
     Trading account .................        283,259       12,531       5.91%   161,542        7,144      5.91%
                                           ----------      -------             ---------      -------
          Total securities ...........      2,282,914      118,010       6.91% 1,807,806       92,396      6.83%
                                           ----------      -------             ---------      -------
Loans:
     Loans held for sale .............        159,434        8,970       7.52%   153,918        8,729      7.58%
     Net loans and leases 2 ..........      3,614,413      268,795       9.94% 2,901,144      216,643      9.97%
                                           ----------      -------             ---------      -------
          Total loans ................      3,773,847      277,765       9.84% 3,055,062      225,372      9.85%
                                           ----------      -------             ---------      -------
Total interest-earning assets ........     $7,602,653   $  460,807       8.10%$5,788,903   $  356,541      8.23%
                                                           -------                            -------
Cash and due from banks ..............        364,308                            320,872
Allowance for loan losses ............        (70,578)                           (68,367)
Goodwill and core deposit intangibles          77,286                             28,923
Other assets .........................        285,924                            227,284
                                           ----------                         ----------
Total assets .........................     $8,259,593                         $6,297,615
                                           ==========                         ==========
LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits ........     $  644,270   $   14,899       3.09%$  615,863   $   16,313      3.54%
     Money market super NOW deposits .      2,062,837       60,469       3.92% 1,725,665       47,793      3.70%
     Time deposits under $100,000 ....        744,059       28,638       5.15%   666,964       26,154      5.24%
     Time deposits $100,000 or more ..        204,702        9,260       6.05%   163,091        7,545      6.18%
     Foreign deposits ................        139,326        4,647       4.46%   117,747        3,931      4.46%
                                           ----------      -------             ---------      -------
          Total interest-bearing deposits   3,795,194      117,913       4.15% 3,289,330      101,736      4.13%
                                           ----------      -------             ---------      -------
Borrowed funds:
     Securities sold, not yet purchased        91,626        4,029       5.88%    81,303        3,604      5.92%
     Federal funds purchased and security
          repurchase agreements ......      2,202,606       85,927       5.22% 1,295,777       48,754      5.03%
     FHLB advances and other borrowings:
          Less than one year .........         29,493        1,435       6.51%    18,249          915      6.70%
          Over one year ..............        106,711        4,814       6.03%    80,532        3,686      6.11%
     Long-term debt ..................        251,199       16,283       8.67%    55,938        3,765      8.99%
                                           ----------      -------             ---------      -------
          Total borrowed funds .......      2,681,635      112,488       5.61% 1,531,799       60,724      5.30%
                                           ----------      -------             ---------      -------
Total interest-bearing liabilities ...     $6,476,829   $  230,401       4.76%$4,821,129   $  162,460      4.50%
                                                           -------                            -------
Noninterest-bearing deposits .........      1,104,397                            914,381
Other liabilities ....................        134,761                            106,613
                                           ----------                         ----------
Total liabilities ....................      7,715,987                          5,842,123
Total shareholders' equity ...........        543,606                            455,492
                                           ----------                         ----------
Total liabilities and shareholders' equity $8,259,593                         $6,297,615
                                           ==========                         ==========

Spread on average interest-bearing funds                                 3.34%                             3.73%
                                                                         ====                              ====
Net interest income and net yield on
     interest-earning assets .........                  $  230,406       4.05%             $  194,081      4.48%
                                                        ==========       ====              ==========      ====
1 Taxable-equivalent rates used where applicable.
2 Net  of  unearned  income  and  fees,  net of  related  costs.  Loans  include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company manages its earnings sensitivity to interest rate movements, in part, by matching the repricing characteristics of its assets and liabilities and, to a lesser extent, through the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for the first nine months of 1997 was $1.8 million compared to $1.5 million for the first nine months of 1996.

The increased level of taxable-equivalent net interest income in the third quarter and the first nine months of 1997, compared to the same periods in 1996, resulted primarily from the increase in average earning assets. The decrease in net interest margin when comparing the same periods resulted primarily from interest expense of the $200 million trust preferred securities issued in December 1996 and the arbitrage activity in money market investments and short term borrowings to mitigate the reduction of net interest income from the securities.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 30.4% to $1.1 million for the third quarter of 1997, as compared with $840 thousand for the third quarter of 1996, and decreased 33.5% from the $820 thousand for the second quarter of 1997. The provision for loan losses for the first nine months of 1997 totaled $2.9 million, 32.0% more than the $2.2 million provision for the first nine months of 1996. Although the provision has increased for the first nine months of 1997, annualized it is only .11% of average loans.

NONINTEREST INCOME

Noninterest income for the third quarter of 1997 was $36.4 million, an increase of 25.4% from the $29.0 million for the third quarter of 1996 and an increase of 13.0% over the $32.2 million for the second quarter of 1997. Primary contributors to the increase in noninterest income were service charges on deposit accounts; other service charges, commissions and fees; and loan sales and servicing income. Comparing the segments of noninterest income for the third quarter of 1997 and the third quarter of 1996 service charges on deposit accounts; other service charges, commissions and fees; trust income; trading account income; and other income increased 25.7%, 41.3%, 18.5%, 196.8% and 82.8%, respectively. Loan sales and servicing income decreased 6.1%, resulting from reduced securitization of auto loans during the third quarter of 1997. Net gains of $160 thousand on the sale of investment securities was realized during the third quarter of 1997 compared to none during the third quarter of 1996.

Noninterest income for the nine months ending September 30, 1997 was $100.3 million, an increase of 22.9% over $81.6 million for the first nine months of 1996. Comparing the segments of noninterest income for the first nine months of 1997 and the first nine months of 1996, service charges on deposit accounts; other service charges, commissions and fees; trust income; and trading account income increased 20.3%, 32.9%, 10.9% and 81.9%, respectively, while loan sales and servicing income increased 13.6% and other income increased 12.6%. Net gains of $652 thousand on the sale of investment securities was realized during the first nine months of 1997 compared to $70 thousand during the first nine months of 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 1997 was $72.1 million, an increase of 32.6% over $54.4 million for the third quarter of 1996, and increased 12.6% from the $64.0 million for the second quarter of 1997. Comparing significant noninterest expense segments for the third quarter of 1997 and the third quarter of 1996, salaries and employee benefits increased 26.4%, occupancy increased 41.1%, furniture and equipment expense increased 45.2% and the total of all other expenses increased 39.5% which included significant increases in other real estate expense, legal and professional services, supplies, postage, advertising FDIC premiums, amortization of intangible assets and other expenses.

The increase in noninterest expense for the third quarter of 1997 resulted primarily from acquisitions and expansion. During the quarter, full-time equivalent employees increased 380, offices increased 33 and ATMs increased 30.

Noninterest expense for the nine months ending September 30, 1997 was $193.9 million, an increase of 24.6% over $155.6 million for the first nine months of 1996. Comparing significant noninterest expense segments for the first nine months of 1997 and the first nine months of 1996, salaries and employee benefits increased 21.9%, occupancy increased 23.6%, furniture and equipment expenses increased 35.1%, and the total of all other expenses increased 27.0% which included significant increases for other real estate expense, legal and professional services, advertising, FDIC premiums, amortization of intangible assets and other expenses.

The increase in noninterest expense for the first nine months of 1997 resulted primarily from acquisitions, expansion of business lines and investment in personnel in selected areas to enhance future revenue growth. At September 30, 1997, the Company had 3,843 full-time equivalent employees, 197 offices and 469 ATMs compared to 3,081 full time equivalent employees, 142 offices and 274 ATMs at September 30, 1996.

INCOME TAXES

The Company's income taxes increased 12.4% to $15.5 million for the third quarter of 1997 compared to $13.8 million for the third quarter of 1996 and increased 1.2% from the $15.3 million for the second quarter of 1997. The Company's income taxes were $44.8 million for the first nine months of 1997 as compared to $38.5 million for the first nine months of 1996. The increase in the Company's income taxes was primarily due to the increase in taxable income. The Company's effective income tax rate was 34.76% for the first nine months of 1997, up from 34.09% for the first nine months of 1996.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 31.3% to $7,602.7 million for the nine months ended September 30, 1997, compared to $5,788.9 million in the nine months ended September 30, 1996. Earning assets comprised 92.0% of total average assets for the first nine months of 1997, compared with 91.9% for the first nine months of 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements increased 66.9% to $1,545.9 million in the first nine months of 1997 as compared to $926.0 million in the first nine months of 1996.

During the first nine months of 1997, average securities increased 26.3% to $2,282.9 million compared to $1,807.8 million in the first nine months of 1996. Average held to maturity securities increased 26.4%, available for sale securities increased 6.8%, and trading account securities increased 75.3% compared with the first nine months of 1996.

Average net loans and leases increased 23.5% to $3,773.8 million for the first nine months of 1997 compared to $3,055.1 million in the first nine months of 1996, representing 49.6% of earning assets in the first nine months of 1997 compared to 52.8% in the first nine months of 1996. Average net loans and leases were 77.0% of average total deposits for the nine months ended September 30, 1997, as compared to 72.7% for the nine months ended September 30, 1996.

INVESTMENT SECURITIES

The following table presents the Company's investment securities on September 30, 1997, December 31, 1996 and September 30, 1996.

                                                  September 30,              December 31,             September 30,
                                                      1997                       1996                     1996
                                             -----------------------   -----------------------   -----------------------
                                             Amortized      Market     Amortized      Market     Amortized      Market
(In thousands)                                  cost         value         cost        value        cost        value
                                             ----------   ----------   ----------   ----------   ----------   ----------
Held to maturity
U.S. government agencies and corporations:
     Small Business Administration
          loan-backed securities .........   $  454,084   $  462,064   $  487,748   $  491,785   $  492,327   $  496,959
     Other agency securities .............    1,227,017    1,232,212      518,308      517,892      504,665      500,772
States and political subdivisions ........      205,139      208,812      255,321      259,560      248,781      250,904
Mortgage-backed and other securities .....       71,192       72,555       60,784       61,844       59,910       60,524
                                             ----------   ----------   ----------   ----------   ----------   ----------
                                             $1,957,432   $1,975,643   $1,322,161   $1,331,081   $1,305,683   $1,309,159
                                             ----------   ----------   ----------   ----------   ----------   ----------

Available for sale
U.S. Treasury securities .................   $   18,631   $   18,776   $   14,655   $   14,707   $   16,657   $   16,644
U.S. government agencies .................      117,726      113,186      120,620      116,500      121,049      117,363
States and political subdivisions ........       30,652       31,763       39,118       40,766       39,423       40,753
Mortgage-backed and other securities .....       26,827       27,108       86,007       84,865       65,422       64,620
                                             ----------   ----------   ----------   ----------   ----------   ----------
                                                193,836      190,833      260,400      256,838      242,551      239,380
                                             ----------   ----------   ----------   ----------   ----------   ----------
Equity securities:
    Mutual funds:
          Accessor Funds, Inc. ...........      109,405      110,370      109,071      109,100      109,025      107,817
     Stock:
          Federal Home Loan Bank .........       88,744       88,744       79,593       79,593       76,504       76,504
          Other ..........................       11,630       13,149        7,343        7,920        6,490        6,949
                                             ----------   ----------   ----------   ----------   ----------   ----------
                                                209,779      212,263      196,007      196,613      192,019      191,270
                                             ----------   ----------   ----------   ----------   ----------   ----------
                                             $  403,615   $  403,096   $  456,407   $  453,451   $  434,570   $  430,650
                                             ----------   ----------   ----------   ----------   ----------   ----------
Total ....................................   $2,361,047   $2,378,739   $1,778,568   $1,784,532   $1,740,253   $1,739,809
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

The table below sets forth the amount of loans outstanding by type on September 30, 1997, December 31, 1996 and September 30, 1996.

(In thousands)
                                          September 30,    December 31, September 30,
Types                                         1997             1996         1996
-----                                      ----------       ----------   ----------
Loans held for sale ....................   $  176,747       $  150,467   $  151,404
Commercial, financial, and agricultural     1,000,794          783,589      785,757
Real estate:
       Construction ....................      432,131          323,668      318,221
       Other:
               Home equity credit line .      143,884          165,134      128,662
               1-4 family residential ..      672,390          534,845      527,787
               Other real estate-secured    1,143,868        1,057,962      972,416
                                           ----------       ----------   ----------
                                            1,960,142        1,757,941    1,628,865
                                           ----------       ----------   ----------
                                            2,392,273        2,081,609    1,947,086
Consumer:
       Bankcard ........................       32,909           37,089       31,482
       Other ...........................      393,891          267,456      276,880
                                           ----------       ----------   ----------
                                              426,800          304,545      308,362

Lease financing ........................      165,501          159,825      149,514
Other receivables ......................       67,101           10,989        9,235
                                           ----------       ----------   ----------
       Total loans .....................   $4,229,216       $3,491,024   $3,351,358
                                           ==========       ==========   ==========

Loans held for sale on September 30, 1997 increased 17.5% from year-end 1996. All other loans, net of unearned income and fees increased 21.6% to $4,013.9 million on September 30, 1997, including $329 million from acquisitions, compared to $3,302.1 million on December 31, 1996. Commercial loans, construction loans, other real estate-secured loans, and consumer loans increased from year end 27.7%, 33.5%, 11.5% and 40.1%, respectively, as lease financing increased 3.6% and other receivables increased 510.6%. Within the other real estate-secured loan portfolio, home equity credit line loans decreased 12.9%, 1-4 family residential loans increased 25.7% and all other real estate loans increased 8.1% from year end.

ZIONS BANCORPORATION AND SUBSIDIARIES

On September 30, 1997, long-term first mortgage real estate serviced for others totaled $1,986.0 million and consumer and other loan securitizations, which relate primarily to loans sold under revolving securitization structures, totaled $966.2 million. During the first nine months of 1997, the Company sold $490.7 million of loans classified in held for sale, and securitized and sold SBA 504 loans, home equity credit line loans, credit card receivables and automobile loans totaling $676.1 million. During the first nine months of 1997, total loans sold were $1,166.8 million.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $16.0 million on September 30, 1997, up from $12.5 million on December 31, 1996, and up from $10.6 million on September 30, 1996. Such nonperforming assets as a percentage of net loans and leases and other real estate owned were .38%, .36% and .32% on September 30, 1997, December 31, 1996, and September 30, 1996, respectively.

Accruing loans past due 90 days or more totaled $8.0 million on September 30, 1997, up from $3.6 million on December 31, 1996, but down from $8.7 million on September 30, 1996. These loans equaled .19% of net loans and leases on September 30, 1997, as compared to .10% on December 31, 1996 and .26% on September 30, 1996.

No loans were considered potential problem loans at September 30, 1997, December 31, 1996 or September 30, 1996. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans, in accordance with Financial Accounting Standard statements, and included in nonaccrual loans and leases, amounted to $5.1 million on September 30, 1997, as compared to $7.8 million on December 31, 1996, and $6.7 million on September 30, 1996. The Company considers a loan to be impaired when the accrual of interest has been discontinued and meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral.
Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on September 30, 1997, December 31, 1996, and September 30, 1996, is a required allowance of $187 thousand, $25 thousand and $147 thousand, respectively, on $.8 million, $1.0 million and $.4 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets on September 30, 1997, December 31, 1996, and September 30, 1996.

                                              September 30,  December 31,  September 30,
(In thousands)                                    1997           1996          1996
                                                -------        -------        -------
Nonaccrual loans ............................   $10,617        $11,526        $10,139
Restructured loans ..........................       693            857            204
Other real estate owned and other
     nonperforming assets ...................     4,734            138            256
                                                -------        -------        -------
     Total ..................................   $16,044        $12,521        $10,599
                                                =======        =======        =======
% of net loans and leases*, other real estate
     owned and other nonperforming assets ...       .38%           .36%           .32%

Accruing loans past due 90 days or more .....   $ 7,997        $ 3,553        $ 8,740
                                                =======        =======        =======

% of net loans and leases* ..................       .19%           .10%           .26%

*Includes loans held for sale

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.68% of net loans and leases on September 30, 1997, compared to 2.03% on December 31, 1996, and 2.09% on September 30, 1996. Net charge-offs during the third quarter of 1997 were $2.8 million, or .28% on average net loans and leases, compared to $.8 million, or
 .10% of average net loans and leases for the third quarter of 1996. Net charge-offs for the first nine months of 1997 were $6.2 million, or .22% of average net loans and leases, compared to $3.0 million or .13% of average net loans and leases for the first nine months of 1996.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 621.49% on September 30, 1997, compared to 564.92% on December 31, 1996, and 670.38% on September 30, 1996. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 377.62% on September 30, 1997, compared to 463.92% on December 31, 1996 and 367.27% on September 30, 1996.

On September 30, 1997, December 31, 1996, and September 30, 1996, the allowance for loan losses includes an allocation of $9.0 million, $5.9 million and $6.1 million, respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on September 30, 1997, December 31, 1996 and September 30, 1996, totaled $2,085.4 million, $1,906.9 million and $1,697.5 million, respectively.

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

                                                                                Twelve Months
                                                   Nine Months Ended                Ended
(In thousands)                                       September 30,               December 31,
                                              ---------------------------        -----------
                                                  1997           1996                1996
                                              -----------     -----------        -----------
Average loans* and leases outstanding
     (net of unearned income) .............   $ 3,773,847     $ 3,055,062        $ 3,126,899
                                              ===========     ===========        ===========
Allowance for possible losses:
Balance at beginning of the period ........   $    69,954     $    67,555        $    67,555
Allowance of companies acquired ...........         3,668           2,566              2,566
Provision charged against earnings ........         2,905           2,200              3,540
Loans and leases charged-off:
     Loans held for sale ..................          --              --                 --
     Commercial, financial and agricultural        (4,282)           (698)            (1,274)
     Real estate ..........................           (95)           (427)              (427)
     Consumer .............................        (5,074)         (5,806)            (7,503)
     Lease financing ......................          (163)           (225)              (228)
     Other receivables ....................          --              --                 --
                                              -----------     -----------        -----------
          Total ...........................        (9,614)         (7,156)            (9,432)
                                              -----------     -----------        -----------
Recoveries:
     Loans held for sale ..................          --              --                 --
     Commercial, financial and agricultural         1,404           1,573              2,411
     Real estate ..........................           238             366                428
     Consumer .............................         1,713           1,694              2,344
     Lease financing ......................            22             539                542
     Other receivables ....................          --              --                 --
                                              -----------     -----------        -----------
          Total ...........................         3,377           4,172              5,725
                                              -----------     -----------        -----------
Net loan and lease charge-offs ............        (6,237)         (2,984)            (3,707)
                                              -----------     -----------        -----------
Balance at end of the period ..............   $    70,290     $    69,337        $    69,954
                                              ===========     ===========        ===========

*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases .............           .22%            .13%               .12%



ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $4,899.6 million for the first nine months of 1997 increased 16.6% over the $4,203.7 million for the first nine months of 1996, with average demand deposits increasing 20.8%. Average savings and NOW deposits, money market and super NOW deposits, and time deposits under $100,000 for the first nine months of 1997 increased 4.6%, 19.5% and 11.6% respectively, from the first nine months of 1996. Average time deposits over $100,000 increased 25.5% and foreign deposits increased 18.3% during the first nine months of 1997, compared with the same period one year earlier.

Total deposits increased 24.5% to $5,666.3 million on September 30, 1997, including $820 million from acquisitions, as compared to $4,552.0 million on December 31, 1996. Comparing September 30, 1997 to December 31, 1996, demand deposits, savings and money market deposits, time deposits under $100,000, and time deposits over $100,000 increased 17.7%, 21.1%, 42.5% and 57.1%, respectively, and foreign deposits increased 18.0%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors, and debt service requirements as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. The Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, totaled $1,739.9 million or 33.0% of core deposits on September 30, 1997.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 92.9% of total deposits on September 30, 1997 as compared to 93.8% on December 31, 1996 and 92.3% on September 30, 1996.

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

CAPITAL RESOURCES AND DIVIDENDS

During the third quarter of 1997, the Company repurchased and retired 923,931 shares of its common stock at a cost of $33.2 million to bring the total repurchased and retired common stock shares during the first nine months of 1997 to 2,787,665 shares at a total cost of $88.3 million.

Total shareholders' equity on September 30, 1997 was $581.1 million, an increase of 14.5% over the $507.5 million on December 31, 1996, and an increase of 18.5% over the $490.5 million on September 30, 1996. The ratio of average equity to average assets for the first nine months of 1997 was 6.58% as compared to 7.23% for the same period in 1996. On September 30, 1997, the Company's Tier I risk-based capital ratio was 12.45%, as compared to 14.38% on December 31, 1996 and 11.05% on September 30, 1996. On September 30, 1997 the Company's total risk-based capital ratio was 15.13%, as compared to 18.31% on December 31, 1996 and 13.67% on September 30, 1996. The Company's leverage ratio on September 30, 1997 was 6.96%, as compared to 8.77% on December 31, 1996 and 6.47% on September 30, 1996.

Dividends declared per common share for the third quarter of 1997 of $.12 increased 9.1%, as compared to $.11 for the third quarter of 1996. Dividends declared per common share of $.35 for the first nine months of 1997 increased 11.1% compared to $.315 for the first nine months of 1996. The common cash dividend payout of net income for the first nine months of 1997 was 24.63%, as compared to 24.86% for the first nine months of 1996.

ZIONS BANCORPORATION AND SUBSIDIARIES

MERGERS AND ACQUISITIONS

On July 11, 1997 Zions Bancorporation's acquisition of Tri-State Bank was consummated through the exchange of Zions Bancorporation common stock for Tri-State Bank stock. The acquisition of Tri-State Bank, with assets of $24 million, operating offices in Montpelier and Paris, Idaho, extended Zions Bancorporation's banking operations into Idaho. Upon acquisition the name of the institution was changed to Zions Bank and on August 15, 1997 it was merged into Zions First National Bank.

On July 18, 1997 the acquisition of 27 former branches of Wells Fargo Bank in Arizona, Idaho, Nevada and Utah was completed. The purchase transaction included $364 million in deposit accounts and the branch facilities. Branches were merged into Zions' affiliated banks in each of the states in which the branches are located. Branch networks were expanded by the addition of 11 offices in Arizona, 10 offices in Idaho, 5 offices in Nevada and 1 office in Utah. On September 19, 1997 the acquisition of four more former branches of Wells Fargo Bank in Utah was completed. This purchase transaction included $54 million in deposit accounts and the branch facilities. Three of the four offices were merged with existing offices.

On October 17, 1997, the purchase of Sun State Capital Corporation and its banking subsidiary, Sun State Bank, was consummated for a cost of approximately $39 million, which included 528,174 shares of Zions Bancorporation common stock. Sun State Bank was merged into Zions Bancorporation's wholly owned subsidiary, Nevada State Bank. The transaction adds approximately $165 million in assets and three offices in Las Vegas and one in Reno, Nevada to Nevada State Bank.

On July 7, 1997 Zions Bancorporation and GB Bancorporation announced a merger agreement in which GB Bancorporation would merge with and into Zions Bancorporation. The agreement is subject to the approval of GB Bancorporation shareholders and is expected to close in the fourth quarter of 1997.

On July 25, 1997 Zions Bancorporation and Sky Valley Bank Corp. announced a merger agreement in which Sky Valley Bank Corp. would merge with and into Zions Bancorporation. The agreement is subject to the approval of Sky Valley Bank Corp. shareholders and is expected to close in the fourth quarter of 1997.

On September 24, 1997 Zions Bancorporation and Vectra Banking Corporation announced a merger agreement in which Vectra Banking Corporation would merge with and into Zions Bancorporation. The agreement is subject to the approval of Vectra Banking Corporation shareholders and is expected to close in the first quarter of 1998.

Also, on September 24, 1997 Zions Bancorporation and Tri-State Finance Corporation announced a merger agreement in which Tri-State Finance Corporation would merge with and into Zions Bancorporation. The agreement is subject to the approval of Tri-State Finance Corporation shareholders and is expected to close in the first quarter of 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES

Forward-Looking Information

Statements in Management's Discussion and Analysis that are not based on historical data are forward-looking, including, for example, the projected performance of Zions and its operations. These statements constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from the projections discussed in Management's Discussion and Analysis since such projections involve significant risks and uncertainties. Factors that might cause such differences include, but are not limited to: (1) timing of closing proposed acquisitions being delayed or such acquisitions being prohibited; (2) competitive pressures among financial institutions increasing significantly; (3) economic conditions, either nationally or locally in areas in which Zions conducts its operations, being less favorable than expected; (4) legislation or regulatory changes which adversely affect the ability of the Company to conduct, or the accounting for, business combinations.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.       OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

       a)      Exhibits

       b)      Report on Form 8-K

               Zions Bancorporation filed the following report on Form 8-K during the quarter ended September 30, 1997

                  Form 8-K filed July 10, 1997 (Item 5)  Announcement on July 7,
               1997 of Zions Bancorporation and GB Bancorporation Agreement and Plan of Merger


                               S I G N A T U R E S
                               -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ZIONS BANCORPORATION

                                         /s/Harris H. Simmons
                                         --------------------
                                         Harris H. Simmons, President and
                                         Chief Executive Officer

                                         /s/Dale M. Gibbons
                                         ------------------
                                         Dale M. Gibbons, Senior Vice President
                                         and Chief Financial Officer

Dated November 10, 1997