Form 10-K
period 1997-12-31
ZIONS BANCORPORATION /UT/
filed 1998-03-27
CIK 109380

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate Market Value of Common Stock Held by Nonaffiliates at February 27,
1998..............................................................$2,447,725,000

Number of Common Shares Outstanding at February 27, 1998 ......69,053,648 Shares

Documents Incorporated by Reference:

Definitive Proxy Statement (See Part III, Item 10, Item 11, Item 12, and Item
13).

                              ZIONS BANCORPORATION


                       ANNUAL REPORT FOR 1997 ON FORM 10-K


                                TABLE OF CONTENTS


                                                                                         PAGE
                                                                                         ----


PART I

Item 1. Business                                                                           1
Item 2. Properties                                                                        11
Item 3. Legal Proceedings                                                                 12
Item 4. Submission of Matters to a Vote of Security Holders                               12
Executive Officers of the Registrant                                                      12

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters             14
Item 6. Selected Consolidated Financial Data                                              15
Item 7. Management's Discussion and Analysis of Financial Condition and Results of        16
        Operations
Item 8. Financial Statements and Supplementary Data                                       55
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial         93
     Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant                               93
Item 11. Executive Compensation                                                           93
Item 12. Security Ownership of Certain Beneficial Owners and Management                   93
Item 13. Certain Relationships and Related Transactions                                   93

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 93

PART I

ITEM 1. BUSINESS

Zions Bancorporation (the Parent) is a multibank holding company organized under the laws of Utah in 1955, registered under the Bank Holding Company Act of 1956, as amended. Zions Bancorporation and its subsidiaries (the Company), is the second largest bank holding company headquartered in Utah. In 1997, the Company achieved a significant expansion of commercial banking operations in Utah, Nevada, and Arizona, and expanded its franchise by adding banking operations in Colorado, New Mexico, Idaho and California. Its principal subsidiaries are banking subsidiaries which include Zions First National Bank, the second largest commercial banking organization in the state of Utah; Nevada State Bank, the fifth largest commercial bank in Nevada; and National Bank of Arizona, the fifth largest commercial bank in Arizona. Acquisitions consisted of Aspen Bancshares and its affiliate banks with branches in Colorado and New Mexico; Tri-State Bank in Idaho, which was merged into Zions First National Bank; 31 Wells Fargo branches in Utah, Idaho, Arizona and Nevada; Sun State Bank in Nevada merged into Nevada State Bank; Grossmont Bank in San Diego, California; and the public finance firms of Howarth & Associates in Nevada and Kelling, Northcross and Nobriga, Inc. in California.

The Company has focused in recent years on maintaining strong liquidity, strong risk-based capital and on developing strong internal controls. An increasing focus is currently being placed on strengthening the Company's core businesses of retail banking, small- and medium-sized business lending, residential mortgage and investment activities by maintaining a competitive cost structure. In addition to these core businesses, the Company has built specialized lines of business in institutional investments and public finance, and provides financing to small businesses and Farmer Mac agricultural loans to improve revenue growth and profitability while attempting to minimize risk. The Company's general operating objectives include enhancing the Company's market position in its broadened seven western state primary market area through acquisitions and through the continued development of the Company's present lines of business by providing new products and services through the use of new technology to reduce cost and provide new and innovative ways to reach and serve customers.

The Company is committed to improving the communities it serves now and in the years to come. The Company engages in a variety of loan programs which benefit low to moderate income individuals, ranging from housing and business loans to automobile loans and credit card programs.

At December 31, 1997, the Company had assets of $9.5 billion, loans of $4.9 billion, deposits of $6.9 billion, and shareholders' equity of approximately $.7 billion. A more detailed discussion concerning the Company's financial condition is contained in Part II of this report.

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

Zions First National Bank offers an electronic bill paying service activated through a touch tone telephone. Home banking products are available on the VISA(R) platform, using Quicken(R), Microsoft Money(R) and Macintosh(R) personal financial management software programs, and over the internet which allows a retail customer to use a home computer to access and transfer account balances, pay bills, and maintain and reconcile accounts. Zions Bank also delivers electronically State of Utah benefits through the use of an electronic card system "Utah Horizon EBT" at statewide merchant locations. "Reddi-Banker," an interactive video banking platform, allows customers to obtain product information, open deposit accounts, obtain loans, buy insurance, and purchase investment products.

Zions First National Bank is a primary dealer in United States Treasury Securities. Zions is a major underwriter and distributor of municipal securities, federal agency securities and specialized securities such as the government-guaranteed portions of U.S. Small Business Administration (SBA) loans. Zions' Capital Markets group provides executable quotes on odd-lot government and agency securities via Bloomberg and the internet. Zions also provides financial advisory services to municipalities and other public entities.

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

Zions First National Bank provides correspondent banking services such as cash letter processing, wire services, federal funds facilities, and loan participations. Zions Bank's International Banking Department issues letters of credit and handles foreign exchange transactions for customers, but it does not take a trading position in foreign exchange. Zions Bank's Grand Cayman branch accepts Eurodollar deposits from qualified customers. Zions' banking subsidiaries, however, do not engage in any foreign lending.

Zions First National Bank, Nevada State Bank and National Bank of Arizona have established trust divisions. Clients in Utah, Nevada, Arizona and Colorado are offered a variety of fiduciary services ranging from the administration of estates and trusts to the management of funds held under pension and profit sharing plans. They also offer custodian, portfolio, and management services. The Trust Division of Zions First National Bank also acts as fiscal and payment agent, transfer agent, registrar, and trustee under corporate and trust indentures for corporations, governmental bodies, and public authorities.

Other Subsidiaries

The Company conducts various other bank-related business activities through subsidiaries owned by Zions First National Bank and subsidiaries of the Parent. Zions Mortgage Company, a subsidiary of Zions First National Bank, conducts a mortgage banking operation in Utah, Nevada and Arizona. Zions Credit Corporation, a subsidiary of Zions First National Bank, engages in lease origination and servicing operations primarily in Utah, Nevada, and Arizona. Zions Investment Securities, Inc., also a subsidiary of the Bank, provides discount investment brokerage services on a nonadvisory basis to both commercial and consumer customers. Personal investment officers employed by the discount brokerage subsidiary in many larger branch offices provide customers with a wide range of investment products, including municipal bond, mutual funds and tax-deferred annuities. Zions First National Bank's Small Business Investment Corporation, Wasatch Venture Corporation, provides early-stage capital, primarily for technology companies located in the West.

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

The Federal Reserve Board is authorized to adopt regulations affecting various aspects of the operation of bank holding companies. Pursuant to the general supervisory authority of the Bank Holding Company Act and directives set forth in the International Lending Supervision Act of 1983, the Federal Reserve Board has adopted capital adequacy guidelines prescribing both risk-based capital and leverage ratios.

Regulatory Capital Requirements

Risk-Based Capital Guidelines

The Federal Reserve Board has established risk-based capital guidelines for bank holding companies. The guidelines define Tier I Capital and Total Capital. Tier I Capital consists of common and qualifying preferred shareholders' equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% (and in some cases up to 100%) of investment in unconsolidated subsidiaries. Total Capital consists of Tier I Capital plus qualifying mandatory convertible debt, perpetual debt, certain hybrid capital instruments, certain preferred stock not qualifying as Tier I Capital, subordinated and other qualifying term debt up to specified limits, and a portion of the allowance for credit losses, less investments in unconsolidated subsidiaries and in other designated subsidiaries or other associated companies at the discretion of the Federal Reserve Board, certain intangible assets, a portion of limited-life capital instruments approaching maturity and reciprocal holdings of banking organizations' capital instruments. The Tier I component must constitute at least 50% of qualifying Total Capital.

Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-balance sheet and off-balance sheet exposures. The risk-based capital framework contains four risk-weighted categories for bank holding company assets -- 0%, 20%, 50%, and 100%. Zero percent risk-weighted assets include, generally, cash and balances due from Federal Reserve Banks, and obligations unconditionally guaranteed by the U.S. government or its agencies. Twenty percent risk-weighted assets include, generally, claims on U.S. Banks and obligations guaranteed by U.S. government sponsored agencies as well as general obligations of states or other political subdivisions of the United States. Fifty percent risk-weighted assets include, generally, loans fully secured by first liens on one-to-four family residential properties, subject to certain conditions. All assets not included in the foregoing categories are assigned to the 100% risk-weighted category, including loans to commercial and other borrowers. As of year-end 1992, the minimum required ratio for qualifying Total Capital became 8%, of which at least 4% must consist of Tier I Capital. At December 31, 1997, the Company's Tier I and Total Capital ratios were 11.74% and 13.75%, respectively.

The current risk-based capital ratio analysis establishes minimum supervisory guidelines and standards. It does not evaluate all factors affecting an organization's financial condition. Factors which are not evaluated include (i) overall interest rate exposure; (ii) quality and level of earnings; (iii) investment or loan portfolio concentrations; (iv) quality of loans and investments; (v) the effectiveness of loan and investment policies; (vi) certain risks arising from nontraditional activities; and (vii) management's overall ability to monitor and control other financial and operating risks, including the risks presented by concentrations of credit and nontraditional activities. The capital adequacy assessment of federal bank regulators will, however, continue to include analyses of the foregoing considerations and in particular, the level and severity of problem and classified assets. Market risk of a banking organization -- risk of loss stemming from movements in market prices -- is not evaluated under the current risk-based capital ratio analysis (and is therefore analyzed by the bank regulators through a general assessment of an organization's capital adequacy) unless trading activities constitute 10 percent or $1 billion or more of the assets of such organization. Such an organization (unless exempted by the banking regulators) and certain other banking organizations designated by the banking regulators must, beginning on or before January 1, 1998, include in its risk-based capital ratio analysis charges for, and hold capital against, general market risk of all positions held in its trading accounting and of foreign exchange and commodity positions wherever located, as well as against specific risk of debt and equity positions located in its trading account. Currently, Zions Bancorporation and its bank subsidiaries are not required to include a risk-based capital charge for its market risk.

Minimum Leverage Ratio

The Federal Reserve Board has adopted capital standards and leverage capital guidelines that include a minimum leverage ratio of 3% Tier 1 Capital to total assets (the "leverage ratio"). The leverage ratio is used in tandem with a risk-based ratio of 8% that took effect at the end of 1992.

The Federal Reserve Board has emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings, and a composite rating of 1 under the Interagency Bank Rating System. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier I Capital Leverage Ratio" (deducting all intangibles) and other indices of capital strength in evaluating proposals for expansion or new activities. At December 31, 1997, the Company's Tier I leverage ratio was 6.75%.

Other Issues and Developments Relating to Regulatory Capital

Pursuant to such authority and directives set forth in the International Lending Supervision Act of 1983, the Comptroller of the Currency, the FDIC, and the Federal Reserve Board have issued regulations establishing the capital requirements for banks under federal law. The regulations, which apply to Zions Bancorporation's banking subsidiaries, establish minimum risk-based and leverage ratios which are substantially similar to those applicable to the Company. As of December 31, 1997, the risk-based and leverage ratios of each of Zions Bancorporation's banking subsidiaries exceeded the minimum requirements.

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

Other Regulatory and Supervisory Issues

The depository institution subsidiaries are supervised and regularly examined by various federal and state regulatory agencies. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, mergers and consolidations, electronic funds transfers, management practices, and other aspects of operations are subject to regulation. In addition, numerous federal, state, and local regulations set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms, and discrimination in credit transactions. The various regulatory agencies, as an integral part of their examination process, periodically review the banking subsidiaries' allowances for loan losses. Such agencies may require the depository institution subsidiaries to recognize additions to such allowances based on their judgments using information available to them at the time of their examinations.

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

In addition, cases are pending before federal and state courts that seek to expand or restrict interpretations of existing law and regulation affecting bank holding companies and their subsidiaries. It is not possible to predict the extent to which Zions Bancorporation and its subsidiaries may be affected by any of these initiatives.

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

Until June 30, 1998, both BIF- and SAIF-assessable deposits will be subject to an assessment schedule providing for an assessment range of 0% to .27% (with intermediate rates of .03%, .10%, .17%, and .24%, depending upon an institution's supervisory risk group). Both BIF and SAIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors within a range of up to five basis points without public comment. The FDIC Board of Directors also possesses authority to impose special assessments from time to time.

In addition to the payment of deposit insurance assessments, depository institutions are required to make quarterly assessment payments to the FDIC on both their BIF and SAIF assessable deposits which will be paid to the Financing Corporation to enable it to pay interest and certain other expenses on bonds which it issued pursuant to FIRREA to facilitate the resolution of failed savings associations. Pursuant to the Federal Home Loan Bank Act, the Financing Corporation, with the approval of the FDIC Board of Directors, establishes assessment rates based upon estimates of (i) expected operating expenses, case resolution expenditures and income of the Financing Corporation; (ii) the effect of assessments upon members' earnings and capital; and (iii) any other factors deemed appropriate by it. Additionally, the Financing Corporation is required to assess BIF-assessable deposits at a rate one-fifth the rate applicable to SAIF-assessable deposits until the first to occur of the merger of the BIF and SAIF funds or January 1, 2000. Assessment rates for the first semi-annual period of 1998 have been set at 1.256 basis points annually for Quarter 1 and 1.244 for Quarter 2 for BIF-assessable deposits, and 6.28 and 6.22 basis points annually, respectively, for SAIF-assessable deposits.

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

The Riegle-Neal Act dramatically affects interstate banking activities. As discussed previously, the Riegle-Neal Act allows the Federal Reserve Board to approve the acquisition by a bank holding company of control or substantial assets of a bank located outside the bank holding company's home state. Since June 1, 1997, and earlier if permitted by applicable state law, an insured bank has been authorized to apply to the appropriate federal agency for permission to merge with an out-of-state bank and convert its offices into branches of the resulting bank unless its home state or the home state of the out-of-state bank had adopted qualifying legislation barring this form of interstate expansion by June 1, 1997.

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

Bank holding companies whose home state is Utah are authorized under Utah law to acquire control of depository institutions located in other states. The laws of Arizona, California and in certain instances Nevada permit the acquisition of banks headquartered in those states by out-of-state bank holding companies irrespective of the age of the institution to be acquired, upon receipt of state regulatory approval, and the laws of Colorado, Idaho and in certain instances Nevada permit the acquisition of banks located in those states by bank holding companies only if the institution to be acquired has been in continuous operation as a bank for at least five years prior to the acquisition, upon receipt of state regulatory approval. These jurisdictions also authorize certain banks headquartered within their borders to engage in interstate merger transactions either as resulting or disappearing institution.

Government Monetary Policies and Economic Controls

The earnings and business of the Company are affected by general economic conditions. In addition, fiscal or other policies that are adopted by various governmental authorities can have important consequences on the financial performance of the Company. The Company is particularly affected by the policies of the Federal Reserve Board which regulate the national supply of bank credit. The instruments of monetary policy available to the Federal Reserve Board include open-market operations in United States government securities; manipulation of the discount rates of member bank borrowings; imposing or changing reserve requirements against member bank deposits; and imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying combinations to influence the overall growth of bank loans, investments and deposits, and the interest rates charged on loans or paid for deposits.

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

Competition

Zions Bancorporation and its subsidiaries operate in a highly competitive environment. The banking subsidiaries compete with other banks, thrift institutions, credit unions and money market, and other mutual funds for deposits and other sources of funds. In addition, Zions Bancorporation and its bank and nonbank subsidiaries face increased competition with respect to the diverse financial services and products they offer. Competitors include not only other banks, thrift institutions, and mutual funds, but also insurance companies, leasing companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions and regulation- or supervision-derived costs as are bank holding companies and banks such as Zions Bancorporation and its banking subsidiaries.

The Company expects that competitive conditions will continue to intensify as a result of technological advances. Technological advances have, for example, made it possible for nondepository institutions to offer customers automatic transfer systems and other automated-payment systems services that have been traditional banking products.

Employees

The Company employs approximately 4,908 full- and part-time people with approximately 4,681 being employed by the banking subsidiaries. The Company had 4,347 full-time equivalent employees at December 31, 1997, compared to 3,343 at December 31, 1996. Banking subsidiaries had 4,136 full-time equivalent employees at the end of 1997, compared to 3,130 a year earlier. The Company believes that it enjoys good employee relations. In addition to competitive salaries and wages, Zions Bancorporation and its subsidiaries contribute to group medical plans, group insurance plans, pension, stock ownership and profit sharing plans.

Supplementary Information

The following supplementary information, which is required under Guide 3 (Statistical Disclosure by Bank Holding Companies), is found in this report on the pages indicated below, and should be read in conjunction with the related financial statements and notes thereto.

Statistical Information

                                                                                         Page

I.    Distribution of Assets, Liabilities and Shareholders' Equity,
      Average Balance Sheets, Yields and Rates                                           25-27
      Analysis of Interest Changes Due to Volume and Rates                                28

II.   Investment Securities                                                               34
      Maturities and Average Yields of Investment Securities                              35

III.  Loan Portfolio                                                                      36
      Loan Maturities and Sensitivity to Changes in Interest Rates                        37
      Loan Risk Elements                                                                 44-47

IV.   Summary of Loan Loss Experience                                                     49

V.    Deposits                                                                            39

VI.   Return on Equity and Assets                                                         41

VII.  Short-term Borrowings                                                               40

VIII. Foreign Operations                                                                  43


ITEM 2. PROPERTIES

In Utah and Idaho, seventy (70) of Zions First National Bank's one hundred and twenty-nine (129) offices are located in buildings owned by the Company and the other fifty-nine (59) are on leased premises. In Nevada, twelve (12) of Nevada State Bank's forty (40) offices are located in buildings owned and the other twenty-eight (28) are on leased premises. In Arizona, National Bank of Arizona owns thirteen (13) offices and leases seventeen (17) offices. In Colorado, ten
(10) of the Company's fourteen (14) offices are located in buildings owned and the other four (4) are on leased premises. In California, Grossmont Bank owns two (2) offices and leases thirteen (13) offices. The annual rentals under long-term leases for such banking premises are determined under various formulas and include as various factors, operating costs, maintenance and taxes.

The Company's subsidiaries conducting lease financing, insurance, and discount brokerage activities operate from leased premises. Zions Mortgage Company, a mortgage banking subsidiary of Zions First National Bank, operates its principal office in a building owned by the bank.

For information regarding rental payments, see note 13 of Notes to Consolidated Financial Statements, which appears in Part II, Item 8, on page 78 of this report.

ITEM 3. LEGAL PROCEEDINGS

The Company is the defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any of such proceedings will have a material adverse effect on its consolidated financial position, operations, or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions, and backgrounds of the Company's executive officers as of February 27, 1998, are set forth as follows:

                                       Positions and Offices Held With Zions            Officer
Name                    Age          Bancorporation and Principal Subsidiaries           since
----                    ---          -----------------------------------------          -------

Roy W. Simmons          82     Chairman of the Company, and Member of the Board of       1961
                               Directors of Zions First National Bank.

Harris H. Simmons       43     President & Chief Executive  Officer of the Company;      1981
                               Chairman  of the Board of  Directors  of Zions First
                               National Bank.

A. Scott Anderson       51     Executive  Vice  President of the Company,  President     1997(1)
                               and Chief  Executive  Officer of Zions First National
                               Bank.   Prior  to  January   1998,   Executive   Vice
                               President of Zions First National Bank.

Danne L. Buchanan       40     Executive   Vice   President  of  the  Company,   and     1995
                               President  of Zions Data  Service  Company.  Prior to
                               March  1995,   Senior  Vice   President  and  General
                               Manager  of  Zions  Data  Service  Company.  Prior to
                               January 1998, Senior Vice President of the Company.

Gerald J. Dent          56     Executive  Vice   President  of  the  Company,   and      1987
                               Executive  Vice  President  of Zions First  National
                               Bank.  Prior to January 1998,  Senior Vice President
                               of the Company.

Dale M. Gibbons         37     Executive Vice President,  Chief  Financial  Officer      1996
                               and  Secretary  of  the  Company;   Executive   Vice
                               President  and  Secretary  of Zions  First  National
                               Bank.  Prior to August 1996,  Senior Vice  President
                               of  First  Interstate  Bancorp.   Prior  to  January
                               1998, Senior Vice President of the Company.

W. David Hemingway      50     Executive Vice  President of the Company;  Executive      1997(2)
                               Vice President of Zions First National Bank.

John J. Gisi            52     Senior Vice  President of the Company,  and Chairman      1994
                               and Chief  Executive  Officer  of  National  Bank of
                               Arizona since 1987.

Clark B. Hinckley       50     Senior  Vice  President  of the  Company.  Prior  to      1994
                               March 1994, President of a Company subsidiary,
                               Zions First National Bank of Arizona.

George B. Hofmann III   48     Senior Vice President of the Company,  and President      1995
                               and Chief  Executive  Officer of Nevada  State Bank.
                               Prior to April 1995,  Senior Vice President of Zions
                               First National Bank.

Gary Judd               57     Senior Vice  President of the Company;  President and     1998
                               Chief Executive Officer of Vectra Bank.

Walter E. Kelly         65     Controller of the Company                                 1980

Ronald L. Johnson       42     Vice President of the Company                             1989

John B. D'Arcy          55     Executive  Vice  President  of Zions  First  National     1989
                               Bank

Peter K. Ellison        55     Executive Vice President of Zions First National Bank     1968

Nolan X. Bellon         49     Controller of Zions First National Bank                   1987

(1)  Officer of Zions First National Bank since 1990.
(2)  Officer of Zions First National Bank since 1977.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal market where common stock is traded:

Nasdaq     National Market       Symbol "ZION"

High and low bid quotations on a quarterly basis for the past three years:

                           1997                      1996                      1995
                  ----------------------    ----------------------    ----------------------
                     HIGH         LOW          HIGH         LOW          HIGH         LOW
                  ---------    ---------    ---------    ---------    ---------    ---------
1st Quarter       $   33.25    $   25.69    $   19.81    $   16.69    $   10.13    $    8.88
2nd Quarter           37.63        28.38        19.75        17.00        12.50         9.53
3rd Quarter           41.13        34.69        22.44        18.00        15.38        12.38
4th Quarter           46.00        37.63        26.00        21.94        20.28        15.22

Number of common shareholders of record as of latest practicable date:

5,523 common shareholders as of February 27, 1998

Frequency and amount of dividends paid during three years:

               1ST          2ND          3RD          4TH
               QTR          QTR          QTR          QTR
           -----------  -----------  -----------  -----------
1997       $     .1100  $     .1200  $     .1200  $     .1200
1996             .1025        .1025        .1100        .1100
1995             .0750        .0875        .0875        .1025

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


                                                                                Years ended December 31,
                                                       ---------------------------------------------------------------------------
(Amounts in thousands, except per share and ratio data)   1997            1996            1995            1994           1993
                                                       ------------    ------------    ------------    ------------   ------------

RESULTS OF OPERATIONS

Interest income                                        $    682,296    $    518,991    $    439,495    $    353,989   $    293,616

Interest expense                                            330,497         229,825         205,948         155,383        118,959
                                                       ------------    ------------    ------------    ------------   ------------
Net interest income                                         351,799         289,166         233,547         198,606        174,657
Provision for loan losses
                                                              6,175           4,640           3,000           2,181          2,993
                                                       ------------    ------------    ------------    ------------   ------------
Net interest income after provision for loan                345,624         284,526         230,547         196,425        171,664
losses
Noninterest income                                          143,167         114,270          88,811          73,202         79,880
Noninterest expense                                         301,218         235,272         195,186         174,900        167,750
                                                       ------------    ------------    ------------    ------------   ------------
Income before income taxes and cumulative
  effect of changes in accounting principles                187,573         163,524         124,172          94,727         83,794
Income taxes
                                                             65,211          56,101          41,787          30,900         27,248
                                                       ------------    ------------    ------------    ------------   ------------
Income before cumulative effect of changes
  in  accounting principles                                 122,362         107,423          82,385          63,827         56,546
Cumulative effect of changes in accounting
principles                                                     --              --              --              --            1,659
                                                       ------------    ------------    ------------    ------------   ------------
Net income                                             $    122,362    $    107,423    $     82,385    $     63,827   $     58,205
                                                       ============    ============    ============    ============   ============
COMMON SHARE DATA
Income before cumulative effect of changes
  in accounting principles (diluted)                   $       1.89    $       1.68    $       1.37    $       1.09   $        .99
Net income (basic)                                             1.92            1.70            1.39            1.11           1.03
Net income (diluted)                                           1.89            1.68            1.37            1.09           1.02
Operating cash earnings (diluted)                              2.01            1.72            1.41            1.12           1.04
Dividends declared                                            .4700           .4250           .3525           .2900          .2450
Book value - year end                                         10.25            8.72            7.46            6.28           5.50
Market price - year end                                       45.38           26.00           20.06            8.97           9.25

YEAR END BALANCES

Assets                                                 $  9,521,770    $  7,116,413    $  6,095,515    $  4,934,095   $  4,801,054
Loans and leases                                          4,871,650       3,837,149       3,068,057       2,391,278      2,486,346
Deposits                                                  6,854,462       5,119,692       4,511,184       3,705,976      3,432,289
Shareholders' equity                                        655,460         554,610         469,678         365,770        312,592

RATIOS

Return on average assets                                       1.33%           1.55%           1.43%           1.17%          1.25%
Return on average assets operating cash basis                  1.43%           1.60%           1.47%           1.20%          1.29%
Return on average common equity                               19.88%          20.95%          20.22%          18.82%         20.33%
Return on average common equity operating cash basis          25.34%          23.26%          22.08%          20.54%         21.94%
Average equity to average assets                               6.68%           7.42%           7.05%           6.22%          6.17%
Tier I leverage - year end                                     6.75%           8.70%           6.33%           6.24%          5.44%
Tier I risk-based capital - year end                          11.74%          14.16%          11.33%          11.81%         10.85%
Total risk-based capital - year end                           13.75%          17.52%          14.03%          14.96%         14.12%
Net interest margin                                            4.27%           4.68%           4.53%           4.07%          4.23%
Nonperforming assets to total assets - year end                 .17%            .19%            .21%            .38%           .64%
Nonperforming assets to net loans and leases,
   other real estate owned and other nonperforming
   assets at year end                                           .33%            .36%            .41%            .79%          1.23%
Net charge-offs (recoveries) to average loans
   and leases                                                   .19%            .11%            .10%            .19%         (.23)%

Allowance for loan losses to net loans and
   leases outstanding at year end                              1.65%           2.00%           2.39%           2.80%          2.75%
Allowance for loan losses to nonperforming
   loans at year end                                         638.84%         566.35%         660.17%         471.89%        250.13%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Company's financial condition and results of operations as of and for the years ended December 31, 1997, 1996, and 1995 should be read in conjunction with the consolidated financial statements of the Company and detailed information presented elsewhere herein.

PERFORMANCE SUMMARY

Zions Bancorporation achieved record earnings of $122.4 million or $1.89 per share in 1997. Net income and earnings per share increased 13.9% and 12.5%, respectively over the $107.4 million or $1.68 per share for 1996 which were up 30.4% and 22.6%, respectively over the $82.4 million or $1.37 per share earned in 1995. Dividends per share were $.47 per share in 1997, an increase of 10.6% over $.425 in 1996, which were up 20.6% over $.3525 in 1995. Financial results have been restated for prior periods to reflect the acquisition of GB Bancorporation during the last quarter of 1997, which was accounted for as a pooling of interests, and a four-for-one split of the Company's common stock during the second quarter of 1997.

The return on average shareholders' equity was 19.88% and the return on average assets was 1.33% for 1997, compared with 20.95% and 1.55%, respectively, in 1996, and 20.22% and 1.43%, respectively, in 1995.

The Company is also providing its earnings performance on an operating cash basis since it believes that its cash operating performance is a better reflection of its financial position and shareholder value creation as well as its ability to support growth, pay dividends, and repurchase stock than reported net income. Operating cash earnings are earnings before the amortization of goodwill and core deposit intangible assets and merger expense.

Operating cash earnings for 1997 were $130.0 million or $2.01 per share for 1997, an increase of 18.0% and 16.9%, respectively, over the $110.2 or $1.72 per share for 1996 which was up 30.1% and 22.0% over the $84.7 million or $1.41 per share in 1995. The return on average shareholders' equity and the return on average assets on an operating cash basis were 25.34% and 1.43%, respectively, for 1997 compared to 23.26% and 1.60% for 1996 and 22.08% and 1.47% for 1995.

The record performance of the Company was driven by a 26.5% growth in average loans and leases and a 32.7% growth in total earning assets that led to a 21.0% increase in taxable-equivalent net interest income to $358.7 million in 1997. Noninterest income increased 25.3% to $143.2 million in 1997, with strong growth in service charges, trust income, trading account income, and loan sales and servicing income. Noninterest expense increased 28.0% to $301.2 million in 1997. The increase in noninterest expense is mainly attributable to the record growth of the Company during 1997 through acquisitions and expansion, and increased expenditures related to technology initiatives. The number of full-time equivalent employees increased to 4,347 at year end 1997 from 3,343 at the end of 1996, banking offices increased to 229 from 154 and ATMs increased to 485 from 339. The increased expenses related primarily to expansion and technology initiatives resulted in an increase in the Company's efficiency ratio, or noninterest expenses as a percentage of total taxable-equivalent net revenues to 60.02% for 1997 compared to 57.29% for 1996 and 59.56% for 1995. The operating cash performance efficiency ratio was 58.32% for 1997 compared to 56.60% for 1996 and 58.77% for 1995.

The Company's provision for loan losses totaled $6.2 million for 1997 compared to $4.6 million for 1996. Net charge-offs were $8.0 million, or .19% of average loans and leases in 1997 compared to $3.8 million or .11% in 1996. Nonperforming assets increased slightly to $16.0 million or .33% of loans and other real estate owned on December 31, 1997 from $13.7 million or .36% on December 31, 1996.

REVIEW OF OPERATIONS

Commercial Banking

The year 1997 has been a year of unparalleled growth, and a year in which a foundation has been established for a great deal of future growth. The Company has achieved a significant expansion of its branch system of commercial banking operations in Utah, Nevada and Arizona and has expanded its franchise by adding banking operations in Colorado, New Mexico, Idaho and California. Acquisitions consisted of Aspen Bancshares and its affiliate banks with branches in Colorado and New Mexico; Tri-State Bank in Montpelier, Idaho; 31 Wells Fargo branches in Utah, Idaho, Arizona and Nevada; Sun State Bank in Las Vegas, Nevada; Grossmont Bank in San Diego, California; and the public finance firms of Howarth & Associates in Nevada and Kelling, Northcross & Nobriga, Inc. in California.

Zions First National Bank and Subsidiaries

Zions First National Bank and subsidiaries experienced growth in 1997 as operating cash earnings increased 7.0% to $89.5 million as compared to $83.6 million in 1996 and net income increased 6.5% to $88.6 million compared to $83.1 million in 1996. The increase was a result of a $18.1 million increase in net interest income and a $20.0 million increase in noninterest income partially offset by a $28.2 million increase in noninterest expense, a $4.1 million increase in income taxes and a $.4 million increase in net after tax expense for amortization of goodwill and core deposit intangibles. Zions First National Bank and subsidiaries operating cash efficiency ratio was 56.85% in 1997 as compared to 54.50% in 1996.

Zions First National Bank opened twelve new grocery store banking centers in Utah and acquired three traditional branches, bringing the total number of banking centers in Utah to 38 and total offices in Utah to 114. During 1997, Zions First National Bank also acquired twelve traditional branches, and opened two new grocery store banking centers and one new traditional branch for a total of 15 offices in Idaho.

Zions Mortgage Company, a subsidiary of Zions First National Bank, contributed net income of $.8 million in 1997 compared to $1.4 million in 1996. Zions Mortgage Company experienced mortgage origination volume of $396.1 million in 1997, approximately the same as in 1996. On December 31, 1997, Zions Mortgage Company serviced for others long-term first mortgage real estate loans in the amount of $1,896.8 million compared to $1,542.0 million on December 31, 1996.

Zions Credit Corporation, also a subsidiary of Zions First National Bank, contributed net income of $46 thousand in 1997. Zions Credit Corporation generated $63.1 million in new lease volume and brokered to third parties an additional $8.5 million in leases in 1997 compared to $78.6 million and $3.1 million, respectively, in 1996. Average lease receivables and conditional sales contracts serviced by Zions Credit Corporation increased 10.2% to $187.3 million in 1997 compared to $170.0 million in 1996.

Zions Investment Securities, Inc. contributed $1.2 million in pretax income and revenue sharing to the Company's banking operations in 1997 compared to $.9 million in 1996. Net income, which is included as a subsidiary of Zions First National Bank, was $506 thousand in 1997, a 41.6% increase from $358 thousand in 1996. Zions Investment Securities, Inc. has 42 registered investment advisors who offer a full range of brokerage services and products.

Wasatch Venture Corporation, a small business investment company which is a subsidiary of Zions First National Bank and an affiliated company of National Bank of Arizona, contributed net income of $1.2 million in 1997 as compared to $.4 million in 1996. On December 31, 1997 Wasatch had equity investments in 28 entities for which it has provided venture capital.

Nevada State Bank

Nevada State Bank achieved operating cash earnings of $11.0 million in 1997, an increase of 50.8% over $7.3 million in 1996 and net income increased 47.4% to $10.7 million as compared to $7.3 million in 1996. The increase resulted from a net revenue increase of $14.4 million, partially offset by a $.3 million increase in the provision for loan losses, a $8.6 million increase in noninterest expense, a $1.8 million increase in income taxes and a $.3 million increase in net after tax expense for amortization of goodwill and core deposit intangibles. Nevada State Bank's operating cash performance efficiency ratio improved to 63.10% in 1997 as compared to 64.67% in 1996. During 1997, Nevada State Bank opened one new grocery store banking center and four traditional branches and added ten traditional branches from acquisitions, bringing the total number of banking centers in Nevada to 19 and total offices in Nevada to 40.

National Bank Of Arizona

Operating cash earnings at National Bank of Arizona increased 21.9% to $19.2 million in 1997 as compared to $15.8 million in 1996 and net income was $17.8 million in 1997 as compared to $14.7 million in 1996, a 21.5% increase. The increase resulted from a net revenue increase of $13.8 million partially offset by a $.1 million increase in the provision for loan losses, a $7.9 million increase in noninterest expense, a $2.4 million increase in income taxes and a $.3 million increase in net after tax expense for amortization of goodwill and core deposit intangibles. National Bank of Arizona's operating cash performance efficiency ratio was 49.86% in 1997 as compared to 47.97% in 1996. In 1997, National Bank of Arizona opened two new branches and added eleven by acquisition, bringing the total offices in Arizona to 30.

Colorado Banks

Colorado banks are the banking entities acquired on May 16, 1997 in the merger with Aspen Bancshares, Inc., namely, Pitkin County Bank and Trust, Centennial Savings Bank, F.S.B., and Valley National Bank of Cortez. Colorado combined operating cash earnings were $3.7 million and net income was $2.2 million after deducting $1.5 million of expense for amortization of goodwill for the period May 17 through December 1997. The Colorado combined operating cash performance efficiency ratio in 1997 since acquisition was 60.62%. The combined branches include one banking center office and twelve traditional branches in Colorado and one traditional branch in New Mexico.

Grossmont Bank

Grossmont Bank experienced strong growth in 1997 as operating cash earnings increased 69.5% to $11.9 million as compared to $7.0 million in 1996 and net income increased 74.7% to $11.4 million as compared to $6.6 million in 1996. The increase resulted from a net revenue increase of $13.2 million partially offset by a $1.4 million increase in the provision for loan losses, a $3.9 million increase in noninterest expense and a $3.0 million increase in income taxes. Grossmont Bank's operating cash performance efficiency ratio improved to 52.76% in 1997 as compared to 60.73% in 1996. During 1997, the number of Grossmont Bank's branches increased by three for a total of 15 offices.

The following table presents operating segments information for each of the Company's major operating segments on December 31, 1997 and 1996 and for the years then ended.

Operating Segments Information


                                           ZIONS FIRST NATIONAL BANK                              NEVADA STATE
                                               AND SUBSIDIARIES                                        BANK
                                  ----------------------------------------------   ----------------------------------------------
(Amounts in thousands)               1997              1996            % Change       1997              1996            % Change
                                  ----------        ----------        ----------   ----------        ----------        ----------
CONDENSED INCOME STATEMENT
Net interest income               $  206,009        $  187,900             9.6 %   $   37,076        $   25,694              44.3%
Noninterest income                   113,756            93,737            21.4 %       11,884             8,807              34.9%
                                  ----------------------------                     ----------------------------
Total revenue                        319,765           281,637            13.5 %       48,960            34,501              41.9%
Provision for loan losses               --                --                --          1,560             1,240              25.8%
Noninterest expense                  184,758           156,535            18.0 %       31,400            22,813              37.6%
                                  ----------------------------                     ----------------------------
Pretax cash earnings                 135,007           125,102             7.9 %       16,000            10,448              53.1%
Income tax expense (benefit)          45,549            41,499             9.8 %        4,954             3,123              58.6%
                                  ----------------------------                     ----------------------------
Operating cash earnings               89,458            83,603             7.0 %       11,046             7,325              50.8%
Merger expense                          --                --                --           --                --                --
Amortization of goodwill and
core                                   1,132               502           125.5 %          450               103             336.9%
    deposits
Income tax (benefit)                    (254)              (39)          551.3 %          (91)              (29)            213.8%
                                  ----------------------------                     ----------------------------
     Net income (loss)            $   88,580        $   83,140             6.5 %   $   10,687        $    7,251              47.4%
                                  ============================                     ============================

AVERAGE BALANCE SHEET DATA
Total assets                      $6,341,489        $4,944,651            28.2 %   $  715,596        $  526,138              36.0%
Money market investments           1,460,605           892,847            63.6 %       26,393            23,680              11.5%
Securities                         1,848,069         1,441,321            28.2 %      257,437           210,580              22.3%
Net loans and leases               2,604,027         2,276,461            14.4 %      351,874           230,403              52.7%
Loans sold being serviced(2)         957,813           855,574            21.0 %         --                --                --
Allowance for loan losses             49,374            53,537              (7.8)%      4,698             3,117              50.7%
Goodwill and core deposit             12,166             3,857           215.4 %        7,283                51          14,180.4%
  intangibles
Total deposits                     3,280,531         3,010,965             9.0 %      629,294           466,129              35.0%
Common equity                        418,274           355,402            17.7 %       46,330            44,179               4.9%

PERFORMANCE RATIOS
Return on average assets                1.40%             1.68%                          1.49%             1.38%
Return on average common equity        21.18%            23.39%                         23.07%            16.41%
Efficiency ratio                       57.20%            54.67%                         64.01%            64.96%

OPERATING CASH
PERFORMANCE RATIOS(1)
Return on average assets                1.41%             1.69%                          1.56%             1.39%
Return on average common equity        22.03%            23.78%                         28.29%            16.60%
Efficiency ratio                       56.85%            54.50%                         63.10%            64.67%

REGULATORY CAPITAL RATIOS
Tier I leverage ratio                   5.66%             6.61%                          6.39%             7.86%
Tier I risk-based capital ratio        10.94%            11.36%                          9.15%            12.58%
Total risk-based capital ratio         18.22%            19.47%                         10.19%            13.62%

OTHER INFORMATION
Full-time equivalent employees         2,538             2,091                            570               359

Domestic offices
   Traditional branches                   89                73                             21                 7
   Banking centers in grocery             40                26                             19                18
      stores
Foreign office                             1                 1                           --                --
                                  ----------------------------                     ----------------------------
   Total offices                         130               100                             40                25

ATMs                                     224               203                             69                70

------------
(1) Before amortization of goodwill and core deposit intangible assets and merger expense.

(2) Amount represents outstanding balance of loans and receivables sold and being serviced by the Company, excluding long-term first mortgage residential real estate loans.

                                                   NATIONAL BANK
                                                    OF ARIZONA                                         COLORADO BANKS
                                  ----------------------------------------------   ----------------------------------------------
(Amounts in thousands)               1997              1996            % Change       1997              1996            % Change
                                  ----------        ----------        ----------   ----------        ----------        ----------
CONDENSED INCOME STATEMENT
Net interest income               $   61,577        $   50,485            22.0 %   $   12,980              --                 --
Noninterest income                     6,272             3,575            75.4 %        1,668              --                 --
                                  ----------------------------                     ----------------------------
Total revenue                         67,849            54,060            25.5 %       14,648              --                 --
Provision for loan losses              2,400             2,300             4.3 %          (70)             --                 --
Noninterest expense                   34,168            26,284            30.0 %        8,928              --                 --
                                  ----------------------------                     ----------------------------
Pretax cash earnings                  31,281            25,476            22.8 %        5,790              --                 --
Income tax expense (benefit)          12,069             9,715            24.2 %        2,046              --                 --
                                  ----------------------------                     ----------------------------
Operating cash earnings               19,212            15,761            21.9 %        3,744              --                 --
Merger expense                          --                --                --           --                --                 --
Amortization of goodwill and
     core deposits                     1,568             1,096            43.1 %        1,556              --                 --
Income tax (benefit)                    (173)             --                --           --                --                 --
                                  ----------------------------                     ----------------------------
     Net income (loss)            $   17,817        $   14,665            21.5 %   $    2,188              --                 --
                                  ============================                     ============================

AVERAGE BALANCE SHEET DATA
Total assets                      $1,122,243        $  907,706            23.6 %   $  310,162              --                 --
Money market investments              16,032            21,081             (24.0)%      9,918              --                 --
Securities                           229,211           170,743            34.2 %       52,497              --                 --
Net loans and leases                 747,209           616,178            21.3 %      194,533              --                 --
Loans sold being serviced(2)            --                --                --           --                --                 --
Allowance for loan losses             13,688            10,677            28.2 %        2,052              --                 --
Goodwill and core deposit             24,754            14,496            70.8 %       38,852              --                 --
   intangibles
Total deposits                       989,468           800,231            23.6 %      243,167              --                 --
Common equity                         99,094            93,099             6.4 %       60,177              --                 --

PERFORMANCE RATIOS
Return on average assets               1.59%             1.62%                          0.71%              --
Return on average common equity       17.98%            15.75%                          3.64%              --
Efficiency ratio                      52.15%            49.97%                         71.19%              --

OPERATING CASH
PERFORMANCE RATIOS(1)
Return on average assets               1.75%             1.76%                          1.38%              --
Return on average common equity       25.84%            20.05%                         17.56%              --
Efficiency ratio                      49.86%            47.97%                         60.62%              --

REGULATORY CAPITAL RATIOS
Tier I leverage ratio                  6.07%             8.85%                          8.32%              --
Tier I risk-based capital ratio        9.04%            12.39%                         12.35%              --
Total risk-based capital ratio        10.30%            13.65%                         13.50%              --

OTHER INFORMATION
Full-time equivalent employees           519               414                            190              --

Domestic offices
   Traditional branches                   30                17                             13              --
   Banking centers in grocery             --                --                              1              --
      stores
Foreign office                            --                --                             --              --
                                  ----------------------------                     ----------------------------
   Total offices                          30                17                             14              --

ATMs                                      21                14                             12              --

---------------
(1) Before amortization of goodwill and core deposit intangible assets and merger expense.

(2) Amount represents outstanding balance of loans and receivables sold and being serviced by the Company, excluding long-term first mortgage residential real estate loans.

                                                    GROSSMONT
                                                       BANK                                            OTHER
                                  ----------------------------------------------   ----------------------------------------------
(Amounts in thousands)               1997              1996            % Change       1997              1996            % Change
                                  ----------        ----------        ----------   ----------        ----------        ----------
CONDENSED INCOME STATEMENT
Net interest income               $   40,447        $   29,428              37.4%  $   (6,290)       $   (4,341)           (44.9)%
Noninterest income                     5,522             3,359            64.4 %        4,065             4,792            (15.2)%
                                  ----------------------------                     ----------------------------
Total revenue                         45,969            32,787            40.2 %       (2,225)              451           (593.3)%
Provision for loan losses              2,460             1,100           123.6 %         (175)             --               --
Noninterest expense                   24,306            20,368            19.3 %        9,091             6,421           41.6 %
                                  ----------------------------                     ----------------------------
Pretax cash earnings                  19,203            11,319            69.7 %      (11,141)           (5,970)           (86.6)%
Income tax expense (benefit)           7,316             4,307            69.9 %       (5,784)           (2,475)          (133.7)%
                                  ----------------------------                     ----------------------------
Operating cash earnings               11,887             7,012            69.5 %       (5,357)           (3,495)           (53.3)%
Merger expense                          --                --                --          2,707              --               --
Amortization of goodwill and
    core deposits                        440               458              (3.9)%        714               692            3.2 %
Income tax (benefit)                    --                --                --           (421)             --               --
                                  ----------------------------                     ----------------------------
     Net income                   $   11,447        $    6,554            74.7 %   $   (8,357)       $   (4,187)           (99.6)%
                                  ============================                     ============================

AVERAGE BALANCE SHEET DATA
Total assets                      $  721,039        $  534,441            34.9 %   $    3,626        $    1,277            183.9 %
Money market investments              16,139            14,200            13.7 %      (38,315)          (28,138)           (36.2)%
Securities                           181,282           150,185            20.7 %        6,799             5,046           34.7 %
Net loans and leases                 440,697           305,448            44.3 %        3,334             3,857            (13.6)%
Loans sold being serviced(2)            --                --                --           --                --               --
Allowance for loan losses              8,062             6,311            27.7 %        1,132             1,306            (13.3)%
Goodwill and core deposit              7,325             7,861              (6.8)%     12,104            12,598             (3.9)%
   intangibles
Total deposits                       652,437           473,619            37.8 %      (11,527)          (19,055)           (39.5)%
Common equity                         59,791            49,370            21.1 %      (68,131)          (29,311)          (132.4)%

PERFORMANCE RATIOS
Return on average assets               1.59%             1.23%                           --                --
Return on average common equity       19.15%            13.28%                           --                --
Efficiency ratio                      53.72%            62.12%                           --                --

OPERATING CASH
PERFORMANCE RATIOS(1)
Return on average assets               1.67%             1.33%                           --                --
Return on average common equity       22.66%            16.89%                           --                --
Efficiency ratio                      52.76%            60.73%                           --                --

REGULATORY CAPITAL RATIOS
Tier I leverage ratio                  7.23%             7.60%                           --                --
Tier I risk-based capital ratio       10.11%            10.53%                           --                --
Total risk-based capital ratio        11.36%            11.78%                           --                --

OTHER INFORMATION
Full-time equivalent employees           319               266                            211               213

Domestic offices
   Traditional branches                   15                12                            --                --
   Banking centers in grocery             --                --                            --                --
      stores
Foreign office                            --                --                            --                --
                                  ----------------------------                     ----------------------------
   Total offices                          15                12                            --                --

ATMs                                      14                12                            145               40

---------------
(1) Before amortization of goodwill and core deposit intangible assets and merger expense.

(2) Amount represents outstanding balance of loans and receivables sold and being serviced by the Company, excluding long-term first mortgage residential real estate loans.

                                                              CONSOLIDATED
                                                                COMPANY
                                         -----------------------------------------------------
(Amounts in thousands)                       1997                 1996              % Change
                                         -----------          -----------          -----------
CONDENSED INCOME STATEMENT
Net interest income                      $   351,799          $   289,166                 21.7%
Noninterest income                           143,167              114,270                 25.3%
                                         --------------------------------
Total revenue                                494,966              403,436                 22.7%
Provision for loan losses                      6,175                4,640                 33.1%
Noninterest expense                          292,651              232,421                 25.9%
                                         --------------------------------
Pretax cash earnings                         196,140              166,375                 17.9%
Income tax expense (benefit)                  66,150               56,169                 17.8%
                                         --------------------------------
Operating cash earnings                      129,990              110,206                 18.0%
Merger expense                                 2,707                 --                   --
Amortization of goodwill and core
    deposits                                   5,860                2,851                105.5%
Income tax (benefit)                            (939)                 (68)              1280.9%
                                         --------------------------------
     Net income                          $   122,362          $   107,423                 13.9%
                                         ================================

AVERAGE BALANCE SHEET DATA
Total assets                             $ 9,214,155          $ 6,914,213                 33.3%
Money market investments                   1,490,772              923,670                 61.4%
Securities                                 2,575,295            1,977,875                 30.2%
Net loans and leases                       4,341,674            3,432,347                 26.5%
Loans sold being serviced(2)                 957,813              855,574                 21.0%
Allowance for loan losses                     79,006               74,948                  5.4%
Goodwill and core deposit                    102,484               38,863                163.7%
   intangibles
Total deposits                             5,783,370            4,731,889                 22.2%
Common equity                                615,535              512,739                 20.0%


PERFORMANCE RATIOS
Return on average assets                        1.33%                1.55%
Return on average common equity                19.88%               20.95%
Efficiency ratio                               60.02%               57.29%

OPERATING CASH
PERFORMANCE RATIOS(1)
Return on average assets                        1.43%                1.60%
Return on average common equity                25.34%               23.26%
Efficiency ratio                               58.32%               56.60%

REGULATORY CAPITAL RATIOS
Tier I leverage ratio                           6.75%                8.70%
Tier I risk-based capital ratio                11.74%               14.16%
Total risk-based capital ratio                 13.75%               17.52%


OTHER INFORMATION
Full-time equivalent employees                 4,347                3,343

Domestic offices
   Traditional branches                          168                  109
   Banking centers in grocery                     60                   44
      stores
Foreign office                                     1                    1
                                         --------------------------------
   Total offices                                 229                  154

ATMs                                             485                  339

---------------
(1) Before amortization of goodwill and core deposit intangible assets and merger expense.

(2) Amount represents outstanding balance of loans and receivables sold and being serviced by the Company, excluding long-term first mortgage residential real estate loans.

Other Subsidiaries

Zions Insurance Agency, Inc. and Zions Life Insurance Company produced net income of $1.0 million in 1997 as compared to $1.4 million in 1996. Zions Data Service Company engaged in a number of significant projects in 1997, including the installation of a new general ledger system based upon client server technology. The data company also installed a new cash management system and new consumer lending and ATM systems in 1997. Cash Access, Inc., a new subsidiary of Zions Bancorporation created in 1996 to provide an ATM network for cash dispensing ATMs to be installed in convenience stores, service stations, hotels and other businesses, installed an additional 105 ATMs in 1997 for a total of 145 ATMs.

Subsequent Acquisitions

On January 6, 1998, the Company acquired Vectra Banking Corporation and its banking subsidiary, Vectra Bank, located in Denver, Colorado for 4,021,303 shares of common stock. This transaction will be accounted for as a pooling of interests. Vectra Banking Corporation total assets were approximately $728 million on the acquisition date.

On January 23, 1998, the Company acquired Sky Valley Bank Corp. in Alamosa, Colorado, and its banking subsidiary, The First National Bank in Alamosa, for 572,817 shares of common stock. The acquisition will be accounted for as a pooling of interests. Sky Valley Bank Corp. total assets were approximately $122 million on the acquisition date.

On February 27, 1998 the Company acquired Tri-State Finance Corporation and its banking subsidiary, Tri-State Bank, in Denver, for 709,963 shares of common stock. On December 31, 1997, Tri-State Finance Corporation had total assets of approximately $128 million. The transaction will be accounted for as a pooling of interests.

On December 22, 1997 the Company announced a definitive agreement had been reached to acquire SBT Bankshares, Inc. in Colorado Springs, Colorado, and its banking subsidiary, State Bank and Trust of Colorado Springs, in exchange for Zions Bancorporation common stock. On December 31, 1997 SBT Bankshares, Inc. had total assets of approximately $86 million. The transaction is intended to be accounted for as a pooling of interests and is expected to close in the second quarter of 1998.

On December 29, 1997 the Company announced a definitive agreement had been reached to acquire FP Bancorp, Inc. in Escondido, California, and its banking subsidiary, First Pacific National Bank, in exchange for Zions Bancorporation common stock. Total assets of FP Bancorp, Inc. were approximately $353 million on December 31, 1997. The transaction is intended to be accounted for as a pooling of interests and is expected to close in the second quarter of 1998.


On January 22, 1998 the Company announced a definitive agreement to acquire Routt County National Bank Corporation in Steamboat Springs, Colorado, and its banking subsidiary, First National Bank of Colorado, in exchange for Zions Bancorporation common stock. On December 31, 1997 Routt County National Bank Corporation had total assets of approximately $93 million. The transaction is intended to be accounted for as a pooling of interests and is expected to close in the second quarter of 1998.

INCOME STATEMENT ANALYSIS

Net Interest Income, Margin and Interest Rate Spreads

Net interest income on a tax-equivalent basis is the difference between interest earned on assets and interest paid on liabilities, with adjustments made to present yields on assets exempt from income taxes comparable to other taxable income. Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields and overall interest rates have a major impact on earnings. In 1997, taxable-equivalent net interest income provided 71.5% of the Company's net revenues, compared with 72.2% in 1996 and 72.9% in 1995.

The Company's taxable-equivalent net interest income increased by 21.0% to $358.7 million in 1997 as compared to $296.4 million in 1996 and $238.9 million in 1995. The increased level of taxable-equivalent net interest income was driven by growth in average earning assets for both 1997 and 1996. The Company manages its earnings sensitivity to interest rate movements, in part, by matching the repricing characteristics of its assets and liabilities and, to a lesser extent, through the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for 1997 was $2.5 million compared to $2.0 million in 1996 and $.7 million in 1995.

The increase in net interest income was partially offset by the continued securitization and sale of loans. Securitized loan sales convert net interest income from loans to gains on loan sales and servicing revenue reported in noninterest income. Loan sales improve the Company's liquidity, limit its exposure to credit losses, and may reduce its capital requirements.

The net interest margin, the ratio of taxable-equivalent net interest income to average earning assets, was 4.27% in 1997, 4.68% in 1996 and 4.53% in 1995. The decrease in the margin in 1997 was due primarily to interest expense on the $200 million in trust preferred securities issued in December 1996, and increased arbitrage activity in money market investments and short-term borrowings to mitigate the reduction in net interest income from the preferred securities.

Consolidated average balances, the amount of interest earned or paid, the applicable interest rate for the various categories of earning assets and interest-bearing funds which represent the components of net interest income for the year 1997 and the previous four years, and interest differentials on a taxable-equivalent basis and the effect on net interest income of changes due to volume and rates for the years 1997 and 1996 are shown in tables on pages which follow.

In the tables, the principal amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the rate earned on loans. Interest income on nonaccrual loans is included in income only to the extent that cash payments have been received and not applied to principal reductions. Interest on restructured loans is generally accrued at reduced rates.

The tax rate used for calculating the taxable-equivalent adjustment was 30% in years 1994 through 1997 and 32% in 1993.

Distribution of Assets, Liabilities, and Shareholders' Equity,
Average Balance Sheets, Yields and Rates


                                                              1997                                      1996
                                             --------------------------------------------------------------------------------
                                                             Amount                                     Amount
(Amounts in thousands)                         Average         of         Average        Average          of        Average
                                               balance     interest(1)    rate(1)        balance      interest(1)    rate(1)
                                             -----------   -----------  -----------    -----------    -----------  ----------
ASSETS:
Money Market Investments
   Interest-bearing deposits                 $    56,015   $     3,032         5.41%   $    41,175    $     1,954       4.75%
   Federal funds sold and security
         resell agreements                     1,434,757        81,575         5.69%       882,495         49,758       5.64%
   Other money market investments                   --            --            --            --             --           --
                                             -----------   -----------                 -----------    -----------
         Total money market investments        1,490,772        84,607         5.68%       923,670         51,712       5.60%
                                             -----------   -----------                 -----------    -----------
Securities:
   Held to maturity:
         Taxable                               1,643,187       112,930         6.87%     1,155,133         76,631       6.63%
         Nontaxable                              199,381        16,160         8.11%       215,540         20,791       9.65%
   Available for sale:
         Taxable                                 419,523        28,798         6.86%       410,043         26,573       6.48%
         Nontaxable                               37,570         2,986         7.95%        40,794          3,229       7.92%
   Trading account                               275,634        16,211         5.88%       156,365          9,172       5.87%
                                             -----------   -----------                 -----------    -----------
         Total securities                      2,575,295       177,085         6.88%     1,977,875        136,396       6.90%
                                             -----------   -----------                 -----------    -----------
Loans:
   Loans held for sale                           163,303        11,874         7.27%       150,990         11,509       7.62%
   Net loans and leases(2)                      4,178,371       415,607         9.95%     3,281,357        326,580       9.95%
                                             -----------   -----------                 -----------    -----------
         Total loans                           4,341,674       427,481         9.85%     3,432,347        338,089       9.85%
                                             -----------   -----------                 -----------    -----------
Total interest-earning assets                $ 8,407,741   $   689,173         8.20%   $ 6,333,892    $   526,197       8.31%
                                                           -----------                                -----------
Cash and due from banks                          450,223                                   361,020
Allowance for loan losses                        (79,006)                                  (74,948)
Goodwill and core deposit intangibles            102,484                                    38,863
Other assets                                     332,713                                   255,386
                                             -----------                               -----------
Total assets                                 $ 9,214,155                               $ 6,914,213
                                             ===========                               ===========


LIABILITIES:
Interest-bearing deposits:
   Savings and NOW deposits                  $   729,503   $    21,492         2.95%   $   646,375    $    19,924       3.08%
   Money market and super NOW deposits         2,353,577        89,390         3.80%     1,945,683         71,941       3.70%
   Time deposits under $100,000                  871,650        45,070         5.17%       725,039         37,838       5.22%
   Time deposits $100,000 or more                314,250        18,065         5.75%       215,541         12,212       5.67%
   Foreign deposits                              141,511         6,354         4.49%       120,782          5,391       4.46%
                                             -----------   -----------                 -----------    -----------
         Total interest-bearing deposits       4,410,491       180,371         4.09%     3,653,420        147,306       4.03%
                                             -----------   -----------                 -----------    -----------
Borrowed funds:
   Securities sold, not yet purchased             91,963         5,350         5.82%        76,518          4,475       5.85%
   Federal funds purchased and security
         repurchase agreements                 2,136,547       111,293         5.21%     1,316,786         66,068       5.02%
   FHLB advances and other borrowings:
         Less than one year                       34,163         2,295         6.72%        18,707          1,180       6.31%
         Over one year                           136,381         8,206         6.02%        87,700          5,557       6.34%
   Long-term debt                                257,779        22,982         8.92%        55,187          5,239       9.49%
                                             -----------   -----------                 -----------    -----------
         Total borrowed funds                  2,656,833       150,126         5.65%     1,554,898         82,519       5.31%
                                             -----------   -----------                 -----------    -----------
Total interest-bearing liabilities           $ 7,067,324   $   330,497         4.68%   $ 5,208,318    $   229,825       4.41%
                                                           -----------                                -----------
Noninterest-bearing deposits                   1,372,879                                 1,078,469
Other liabilities                                158,417                                   114,687
                                             -----------                               -----------
Total liabilities                              8,598,620                                 6,401,474
Total shareholders' equity                       615,535                                   512,739
                                             -----------                               -----------
Total liabilities and shareholders' equity   $ 9,214,155                               $ 6,914,213
                                             ===========                               ===========
Spread on average interest-bearing funds                                       3.52%                                    3.90%
                                                                               ====                                     ====

Net interest income and net  yield on
   Interest-earning assets                                 $   358,676         4.27%                  $   296,372       4.68%
                                                           ===========         ====                   ===========       ====

---------------
(1)   Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

Distribution of Assets, Liabilities, and Shareholders' Equity,
Average Balance Sheets, Yields And Rates


                                                                 1995                                       1994

                                           ----------------------------------------------------------------------------------------
                                                                Amount                                      Amount
(Amounts in thousands)                       Average              of           Average        Average         of          Average
                                             balance          interest(1)      rate(1)        balance     interest(1)      rate(1)
                                           -----------        -----------    -----------    -----------   -----------    ----------
ASSETS:
Money Market Investments
   Interest-bearing deposits               $    26,539        $     1,288          4.85%    $    24,389   $       814         3.34%
   Federal funds sold and security
         resell agreements                     919,303             54,852          5.97%        845,320        34,231         4.05%
   Other money market investments                 --                 --              --%           --            --              -%
                                           -----------        -----------                   -----------   -----------
         Total money market investments        945,842             56,140          5.94%        869,709        35,045         4.03%
                                           -----------        -----------                   -----------   -----------
Securities:
   Held to maturity:
         Taxable                               939,834             66,165          7.04%        726,925        41,269         5.68%
         Nontaxable                            211,218             17,748          8.40%        193,810        15,689         8.10%
   Available for sale:
         Taxable                               367,143             24,726          6.73%        334,044        19,916         5.96%
         Nontaxable                                460                 30          6.52%           --            --              -%
   Trading account                             146,845              9,248          6.30%        290,925        16,516         5.68%
                                           -----------        -----------                   -----------   -----------
         Total securities                    1,665,500            117,917          7.08%      1,545,704        93,390         6.04%
                                           -----------        -----------                   -----------   -----------
Loans:
   Loans held for sale                         115,939              9,259          7.99%        187,506        12,303         6.56%
   Net loans and leases(2)                   2,546,814            261,512         10.27%      2,387,489       217,958         9.13%
                                           -----------        -----------                   -----------   -----------
         Total loans                         2,662,753            270,771         10.17%      2,574,995       230,261         8.94%
                                           -----------        -----------                   -----------   -----------
Total interest-earning assets              $ 5,274,095        $   444,828          8.43%    $ 4,990,408   $   358,696         7.19%
                                                              -----------                                 -----------
Cash and due from banks                        330,477                                          333,290
Allowance for loan losses                      (69,247)                                         (68,248)
Goodwill and core deposit intangibles           24,012                                           20,303
Other assets                                   219,688                                          180,860
                                           -----------                                      -----------
Total assets                               $ 5,779,025                                      $ 5,456,613
                                           ===========                                      ===========
LIABILITIES:
Interest-bearing deposits:
   Savings and NOW deposits                $   729,098        $    22,705          3.11%    $   740,339   $    22,262         3.01%
   Money market and super NOW deposits       1,467,068             60,375          4.12%      1,284,697        39,938         3.11%
   Time deposits under $100,000                627,182             32,653          5.21%        516,877        20,469         3.96%
   Time deposits $100,000 or more              133,154              7,930          5.96%         94,680         3,845         4.06%
   Foreign deposits                            139,212              7,179          5.16%        108,383         4,444         4.10%
                                           -----------        -----------                   -----------   -----------
         Total interest-bearing deposits     3,095,714            130,842          4.23%      2,744,976        90,958         3.31%
                                           -----------        -----------                   -----------   -----------
Borrowed funds:
   Securities sold, not yet purchased           90,206              5,619          6.23%        184,405        10,976         5.95%
   Federal funds purchased and security
         repurchase agreements               1,037,197             56,645          5.46%      1,057,827        41,089         3.88%
   FHLB advances and other borrowings:
         Less than one year                     20,654              1,414          6.85%         32,557         1,770         5.44%
         Over one year                          96,305              6,307          6.55%        118,607         5,831         4.92%
   Long-term debt                               57,506              5,121          8.91%         59,493         4,759         8.00%
                                           -----------        -----------                   -----------   -----------
         Total borrowed funds                1,301,868             75,106          5.77%      1,452,889        64,425         4.43%
                                           -----------        -----------                   -----------   -----------
Total interest-bearing liabilities         $ 4,397,582        $   205,948          4.68%    $ 4,197,865   $   155,383         3.70%
                                                              -----------                                 -----------
Noninterest-bearing deposits                   867,988                                          838,118
Other liabilities                              105,957                                           81,449
                                           -----------                                      -----------
Total liabilities                            5,371,527                                        5,117,432
Total shareholders' equity                     407,498                                          339,181
                                           -----------                                      -----------
Total liabilities and shareholders' equity $ 5,779,025                                      $ 5,456,613
                                           ===========                                      ===========
Spread on average interest-bearing funds                                           3.75%                                      3.49%
                                                                                   ====                                       ====
Net interest income and net yield on
   Interest-earning assets                                    $   238,880          4.53%                  $   203,313         4.07%
                                                              ===========          ====                   ===========         ====

---------------
(1)   Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

Distribution of Assets, Liabilities, and Shareholders' Equity,
Average Balance Sheets, Yields And Rates


                                                                                  1993
                                                      --------------------------------------------------------------
                                                                                Amount
       (Amounts in thousands)                           Average                   of                        Average
                                                        balance               interest(1)                   rate(1)
                                                      -----------             -----------                   --------
ASSETS:
Money Market Investments
   Interest-bearing deposits                          $   103,982              $     3,682                    3.55%
   Federal funds sold and security
         resell agreements                                656,204                   22,918                    3.49%
   Other money market investments                          28,508                      827                    2.90%
                                                      -----------             -----------
         Total money market investments                   788,694                   27,427                    3.48%
                                                      -----------             -----------
Securities:
   Held to maturity:
         Taxable                                          958,776                   56,347                    5.88%
         Nontaxable                                       147,549                   12,434                    8.43%
   Available for sale:
         Taxable                                             --                       --                         -%
         Nontaxable                                          --                       --                         -%
   Trading account                                        102,840                   7,555                     7.35%
                                                      -----------             -----------

         Total securities                               1,209,165                  76,336                     6.31%
                                                      -----------             -----------
Loans:
   Loans held for sale                                    185,899                  11,273                     6.06%
   Net loans and leases(2)                              2,036,283                 182,559                     8.97%
                                                      -----------             -----------
         Total loans                                    2,222,182                 193,832                     8.72%
                                                      -----------             -----------
Total interest-earning assets                         $ 4,220,041              $  297,595                     7.05%
                                                                              -----------
Cash and due from banks                                   315,577
Allowance for loan losses                                 (64,911)
Goodwill and core deposit intangibles                      14,793
Other assets                                              158,418
                                                      -----------
Total assets                                          $ 4,643,918
                                                      ===========

LIABILITIES:
Interest-bearing deposits:
   Savings and NOW deposits                           $   648,178              $    19,222                    2.97%
   Money market and super NOW deposits                  1,117,016                   31,109                    2.79%
   Time deposits under $100,000                           548,816                   23,501                    4.28%
   Time deposits $100,000 or more                          79,442                    3,010                    3.79%
   Foreign deposits                                        55,823                    1,484                    2.66%
                                                      -----------             -----------
         Total interest-bearing deposits                2,449,275                   78,326                    3.20%
                                                      -----------             -----------
Borrowed funds:
   Securities sold, not yet purchased                      69,442                    3,039                    4.38%
   Federal funds purchased and security
         repurchase agreements                            767,309                   22,376                    2.92%
   FHLB advances and other borrowings:
         Less than one year                                83,123                    3,196                    3.84%
         Over one year                                    111,974                    4,599                    4.11%
   Long-term debt                                          75,623                    7,423                    9.82%
                                                      -----------             -----------
         Total borrowed funds                           1,107,471                   40,633                    3.67%
                                                      -----------             -----------
Total interest-bearing liabilities                    $ 3,556,746              $   118,959                    3.34%
                                                                              ===========
Noninterest-bearing deposits                              729,651
Other liabilities                                          71,190
                                                      -----------
Total liabilities                                       4,357,587
Total shareholders' equity                                286,331
                                                      -----------
Total liabilities and shareholders' equity            $ 4,643,918
                                                      ===========
Spread on average interest-bearing funds                                                                      3.71%
                                                                                                              ====
Net interest income and net yield on
   Interest-earning assets                                                     $   178,636                    4.23%
                                                                               ===========                    ====

--------------
(1)   Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

Analysis of Interest Changes Due to Volume and Rate


                                                         1997 over 1996                          1996 over 1995
                                                  Changes due to                           Changes due to
                                             -----------------------       Total       -----------------------       Total
(Amounts in Thousands)                         Volume       Rate(1)       Changes        Volume       Rate(1)       Changes
                                             ---------     ---------     ---------     ---------     ---------     ---------
Interest-earning assets:
Money market investments:
      Interest-bearing deposits              $     777     $     301     $   1,078     $     693     $     (27)    $     666
      Federal funds sold and security
         resell agreements                      31,358           459        31,817        (2,091)       (3,003)       (5,094)
      Other money market investments              --            --            --            --            --            --
                                             ---------     ---------     ---------     ---------     ---------     ---------
         Total money market investments         32,135           760        32,895        (1,398)       (3,030)       (4,428)
                                             ---------     ---------     ---------     ---------     ---------     ---------
Securities:
      Held to maturity:
         Taxable                                33,474         2,825        36,299        14,320        (3,854)       10,466
         Nontaxable                             (1,320)       (3,311)       (4,631)          363         2,680         3,043
      Available for sale:
         Taxable                                   628         1,597         2,225         2,782          (935)        1,847
         Nontaxable                               (253)           10          (243)        3,191             8         3,199
      Trading account                            7,017            22         7,039           552          (628)          (76)
                                             ---------     ---------     ---------     ---------     ---------     ---------
         Total securities                       39,546         1,143        40,689        21,208        (2,729)       18,479
                                             ---------     ---------     ---------     ---------     ---------     ---------
Loans:
      Loans held for sale                          897          (532)          365         2,674          (424)        2,250
      Net loans and leases (2)                  89,112           (85)       89,027        73,172        (8,104)       65,068
                                             ---------     ---------     ---------     ---------     ---------     ---------
         Total loans                            90,009          (617)       89,392        75,846        (8,528)       67,318
                                             ---------     ---------     ---------     ---------     ---------     ---------
Total interest-earning assets                $ 161,690     $   1,286     $ 162,976     $  95,656     $ (14,287)    $  81,369
                                             ---------     ---------     ---------     ---------     ---------     ---------

Interest-bearing liabilities:
Deposits:
      Savings and NOW deposits               $   2,424     $    (856)    $   1,568     $  (2,532)    $    (249)    $  (2,781)

      Money market and super NOW deposits       15,418         2,031        17,449        17,659        (6,093)       11,566
      Time deposits under $100,000               7,585          (353)        7,232         5,099            86         5,185
      Time deposits $100,000 or more             5,669           184         5,853         4,662          (380)        4,282
      Foreign deposits                             931            32           963          (818)         (970)       (1,788)
                                             ---------     ---------     ---------     ---------     ---------     ---------
         Total interest-bearing deposits        32,027         1,038        33,065        24,070        (7,606)       16,464
                                             ---------     ---------     ---------     ---------     ---------     ---------
Borrowed funds:
      Securities sold, not yet purchased           897           (22)          875          (802)         (342)       (1,144)
      Federal funds purchased and
         security repurchase agreements         42,601         2,624        45,225        14,001        (4,578)        9,423
      FHLB advances and other borrowings:
         Less than one year                      1,033            82         1,115          (123)         (111)         (234)
         Over one year                           2,926          (277)        2,649          (549)         (201)         (750)
      Long-term debt                            18,059          (316)       17,743          (204)          322           118
                                             ---------     ---------     ---------     ---------     ---------     ---------
         Total borrowed funds                   65,516         2,091        67,607        12,323        (4,910)        7,413
                                             ---------     ---------     ---------     ---------     ---------     ---------
Total interest-bearing liabilities           $  97,543     $   3,129     $ 100,672     $  36,393     $ (12,516)    $  23,877
                                             ---------     ---------     ---------     ---------     ---------     ---------
Change in net interest income                $  64,147     $  (1,843)    $  62,304     $  59,263     $  (1,771)    $  57,492
                                             =========     =========     =========     =========     =========     =========

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

Provision for Loan Losses

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. The provision for loan losses was $6.2 million in 1997 compared to $4.6 million in 1996 and $3.0 million in 1995. No provision was recognized by the Company's Utah bank in 1997, 1996 and 1995. Although the provision has increased in recent years, it comprised only .14% of average loans for 1997 and 1996 and .11% for 1995.

Noninterest Income

Noninterest income is a growing portion of the Company's net revenue comprising 28.5% of revenue in 1997 compared to 27.8% in 1996 and 27.1% in 1995. Noninterest income was $143.2 million in 1997, an increase of 25.3% over $114.3 million in 1996, which was up 28.7% over $88.8 million in 1995. Primary contributors to the increase in noninterest income in 1997 and 1996 were service charges on deposit accounts; other services charges, commissions and fees, loan sales and servicing income and trading account income.

Deposit service charges increased 24.3% to $43.7 million in 1997 and 21.8% in 1996 reflecting continued expansion of the Company's deposit base as well as price adjustments. Other service charges, commissions and fees were $38.3 million in 1997, an increase of 33.4% over 1996 which was 17.8% above 1995. Loan sales and servicing income rose 10.4% in 1997 to $38.8 million over $35.1 million in 1996 which was 44.8% above 1995. Trading account income increased 110.1% to $5.7 million in 1997 from $2.7 million in 1996. A net loss of $1.2 million was incurred in 1995.

Trust income increased to $6.8 million in 1997, up 30.1% from 1996 which was up 19.3% from 1995. Other income, which includes certain fees, income from unconsolidated subsidiaries and associated companies; net gains on sales of fixed assets, mortgage servicing and other assets; and other items was $9.1 million in 1997 an increase of 26.4% from 1996.

The following table presents the components of noninterest income for the years indicated and a year-to-year comparison expressed in terms of percent changes.

                               Noninterest Income

                                                       Percent                   Percent
(Amounts in thousands)                     1997         Change       1996         Change        1995
                                         --------      --------    --------      --------     --------
Service charges on deposit accounts      $ 43,732          24.3%   $ 35,195          21.8%    $ 28,884
Other service charges,
     commissions and fees                  38,274          33.4      28,701          17.8       24,370
Trust income                                6,757          30.1       5,195          19.3        4,355
Investment securities
     gains (losses), net                      797         593.0         115         177.7         (148)
Trading account income (loss)               5,716         110.1       2,721         318.2       (1,247)
Loan sales and servicing income            38,768          10.4      35,128          44.8       24,254
Other income                                9,123          26.4       7,215         (13.5)       8,343

                                         --------                  --------                   --------

Total                                    $143,167          25.3%   $114,270          28.7%    $ 88,811
                                         ========      ========    ========      ========     ========


                                          Percent                     Percent
(Amounts in thousands)                     Change        1994          Change          1993
                                          --------     --------       --------       --------
Service charges on deposit accounts           20.1%    $ 24,058            5.2%      $ 22,875
Other service charges,
     commissions and fees                     10.7       22,008            2.9         21,392
Trust income                                    .5        4,334           (6.2)         4,622
Investment securities
     gains (losses), net                      50.5         (299)      (1,658.8)           (17)
Trading account income (loss)               (245.0)         860          (63.4)         2,350
Loan sales and servicing income               66.2       14,596          (32.0)        21,471
Other income                                   9.1        7,645            6.4          7,187

                                                       --------                      --------

Total                                         21.3%    $ 73,202           (8.4)%     $ 79,880
                                          ========     ========       ========       ========

Noninterest Expense

The Company's noninterest expense was $301.2 million in 1997, an increase of 28.0% over $235.3 million in 1996, which was up 20.5% over the $195.2 million in 1995. Comparing significant noninterest expense categories in 1997 to 1996, salaries and employee benefits increased 23.3% to $160.0 million, occupancy expense increased 23.7% to $16.9 million, furniture and equipment expense increased 38.3% to $23.7 million, and the total of all other expenses increased 34.6% to $100.6 million. The increase in other expenses included significant increases in legal and professional services, supplies, postage, advertising, merger expense, amortization of intangible assets and other expenses.

Comparing significant noninterest expense categories in 1996 to 1995, salaries and employee benefits increased 22.9% to $129.7 million, occupancy expense increased 24.6% to $13.7 million, furniture and equipment expense increased 27.0% to $17.1 million, FDIC premiums decreased 99.7% to $11 thousand and the total of all other expenses increased 22.4% to $74.8 million.

In 1997 and 1996, salaries and employee benefits increased primarily as a result of increased staffing, resulting from the acquisition and opening of new offices and additional investment in personnel in selected areas, as well as general salary increases and bonuses, commissions and profit-sharing costs which are based on increased profitability. The occupancy, furniture and equipment expense increase resulted primarily from the addition of office facilities, the expansion of ATM networks, installation of personal computers and local area networks and expenses related to technology initiatives. The increase in all other expenses resulted primarily from increases in supplies, postage, merger expense, amortization of goodwill and core deposit intangibles, and other expenses related to acquisitions and expansion and increased expenditures in selected areas to enhance revenue growth.

On December 31, 1997, the Company had 4,347 full-time equivalent employees, 229 offices and 485 ATMs for increases of 30.0%, 48.7% and 43.5%, respectively, compared to year-end 1996. On December 31, 1996, the Company had 3,343 full-time equivalent employees, 154 offices and 338 ATMs for increases of 8.2%, 8.5% and 27.5%, respectively, compared to year-end 1995.

The Company's operating cash "efficiency ratio," or noninterest expenses, excluding amortization of goodwill and core deposit intangibles and merger expenses, as a percentage of total taxable-equivalent net revenues, increased to 58.32% in 1997 compared to 56.60% in 1996 and 58.77% in 1995.

The following table presents the components of noninterest expense for the years indicated and a year-to-year comparison expressed in terms of percent changes.


                               Noninterest Expense

                                                      Percent                       Percent
(Amounts in thousands)                  1997          Change         1996           Change        1995
                                     ---------      ---------     ---------       ---------    ---------
Salaries and employee benefits       $ 159,973           23.3%    $ 129,708            22.9%   $ 105,527
Occupancy, net                          16,911           23.7        13,668            24.6       10,972
Furniture and equipment                 23,695           38.3        17,133            27.0       13,486
Other real estate expense                  251          184.2          (298)         (467.9)          81
Legal and professional services          7,789           48.0         5,263            19.7        4,395
Supplies                                 8,108           23.2         6,582            24.1        5,305
Postage                                  6,823           20.6         5,658             9.0        5,190
Advertising                              7,380           27.5         5,789             9.7        5,276
F.D.I.C. premiums                          737        6,600.0            11           (99.7)       4,123

Merger expense                           2,707           --            --              --           --
Amortization of goodwill
and core deposit intangibles             5,860          105.5         2,851             9.2        2,612

Amortization of mortgage
     servicing assets                    2,152           65.7         1,299            13.2        1,148
Loss on early extinguishment
     of debt                              --             --            --              --           --
Other expenses                          58,832           23.6        47,608            28.4       37,071

                                     ---------                    ---------                    ---------
Total                                $ 301,218           28.0%    $ 235,272            20.5%   $ 195,186
                                     =========        =======     =========           =====    =========

                                       Percent                      Percent
(Amounts in thousands)                 Change        1994           Change       1993
                                     ---------    ---------       ---------    ---------
Salaries and employee benefits            13.1%   $  93,331             9.1%   $  85,549
Occupancy, net                            13.7        9,647            18.1        8,168
Furniture and equipment                   19.6       11,276            21.3        9,294
Other real estate expense                192.0          (88)         (119.6)         450
Legal and professional services          (14.5)       5,142              .1        5,136
Supplies                                  10.1        4,819             6.2        4,537
Postage                                    9.9        4,723             9.0        4,334
Advertising                               53.1        3,447            (1.9)       3,515
F.D.I.C. premiums                        (45.4)       7,547             4.0        7,257

Merger expense                            --           --              --           --
Amortization of goodwill
and core deposit intangibles              30.4        2,003            10.7        1,810

Amortization of mortgage
     servicing assets                    (32.0)       1,689           (35.6)       2,622
Loss on early extinguishment
     of debt                              --           --            (100.0)       6,022
Other expenses                            18.2       31,364             7.9       29,056

                                                  ---------                    ---------
Total                                     11.6%   $ 174,900             4.3%   $ 167,750
                                         =====    =========          ======    =========


                         Full-Time Equivalent Employees

                                                          1997       1996       1995       1994       1993
                                                         -----      -----      -----      -----      -----
Commercial banking
    Utah and Idaho                                       2,538      2,091      1,975      1,911      2,044
    Nevada                                                 570        359        351        286        286
    Arizona                                                519        414        324        309        243
    Colorado and New Mexico                                190       --         --         --         --
    California                                             319        266        234       --         --
                                                         -----      -----      -----      -----      -----
                                                         4,136      3,130      2,884      2,506      2,573
    Other                                                  211        213        205        189        188
                                                         -----      -----      -----      -----      -----
       Total                                             4,347      3,343      3,089      2,695      2,761

                      Commercial Banking Offices and ATM's

                                                          1997       1996       1995       1994       1993
                                                         -----      -----      -----      -----      -----
Domestic offices
    Traditional branches                                   168        109        102         84         84
    Banking centers in grocery stores                       60         44         39         33         29
Foreign office                                               1          1          1          1          1
                                                         -----      -----      -----      -----      -----
    Total                                                  229        154        142        118        114

ATMs                                                       485        339        266        215        175

Income Taxes

The Company's income tax expense for the year 1997 was $65.2 million compared to $56.1 million in 1996 and $41.8 million in 1995. The increases in income taxes were primarily due to the increases in taxable income. The Company's effective income tax rate was 34.8% in 1997, up slightly from 34.3% in 1996, which was up from 33.7% in 1995.

Quarterly Summary

The following table presents a summary of earnings and end-of-period balances by quarter for the years ended December 31, 1997, 1996 and 1995:


                   Quarterly Financial Information (Unaudited)

                                                                                                     Income
                      Gross            Net            Non-          Provision         Non-           before
(Amounts in         interest        interest        interest        for loan        interest         income            Net
thousands)           income          income          income          losses         expenses         taxes           income
                    --------        --------        --------        --------        --------        --------        --------
Quarter
1997:
    First           $149,159        $ 76,343        $ 33,015        $  1,605        $ 63,397        $ 44,356        $ 28,913
    Second           169,225          85,751          33,394           1,435          70,242          47,468          30,561
    Third            177,844          92,053          37,647           1,710          79,642          48,348          31,533
    Fourth           186,068          97,652          39,111           1,425          87,937          47,401          31.355
                    --------        --------        --------        --------        --------        --------        --------
       Total        $682,296        $351,799        $143,167        $  6,175        $301,218        $187,573        $122,362
                    ========        ========        ========        ========        ========        ========        ========

1996:
    First           $122,194        $ 66,140        $ 26,894        $    700        $ 54,445        $ 37,889        $ 24,940
    Second           125,520          70,271          27,287             960          56,573          40,025          26,376
    Third            132,480          73,283          29,829           1,330          59,723          42,059          27,333
    Fourth           138,797          79,472          30,260           1,650          64,531          43,551          28,774
                    --------        --------        --------        --------        --------        --------        --------
       Total        $518,991        $289,166        $114,270        $  4,640        $235,272        $163,524        $107,423
                    ========        ========        ========        ========        ========        ========        ========

1995:
    First           $ 97,779        $ 53,201        $ 17,341        $    600        $ 46,118        $ 23,824        $ 16,001
    Second           105,436          55,897          22,105             850          45,882          31,270          20,521
    Third            113,579          57,923          23,936             800          47,015          34,044          22,291
    Fourth           122,701          66,526          25,429             750          56,171          35,034          23,572
                    --------        --------        --------        --------        --------        --------        --------
       Total        $439,495        $233,547        $ 88,811        $  3,000        $195,186        $124,172        $ 82,385
                    ========        ========        ========        ========        ========        ========        ========


                                      Money
                     Gross            market                                           Allowance                           Share-
(Amounts in          Total           invest-                          Net loans         for loan          Total           holders'
thousands)           assets            ments         Securities       and leases         losses          deposits          equity
                   ----------       ----------       ----------       ----------       ----------       ----------       ----------
End of Quarter
1997:
    First          $7,926,419       $1,046,465       $2,088,754       $4,117,389       $   76,802       $5,288,584       $  553,260
    Second          8,766,162          831,176        2,728,092        4,378,203           79,645        5,799,304          641,468
    Third           9,823,149        1,428,021        2,766,927        4,656,606           79,062        6,359,112          635,586
    Fourth          9,521,770          814,088        2,712,094        4,871,650           80,481        6,854,462          655,460

1996:
    First          $6,691,883       $1,054,431       $1,763,217       $3,239,994       $   73,718       $4,598,760       $  480,947
    Second          6,615,567          386,382        2,090,253        3,516,903           75,547        4,806,223          517,092
    Third           7,356,130          992,846        2,039,080        3,663,767           75,953        5,081,249          535,690
    Fourth          7,116,413          613,429        1,983,643        3,837,149           76,803        5,119,692          554,610

1995:
    First          $5,105,608       $  639,101       $1,555,577       $2,474,801       $   67,372       $3,786,428       $  380,975
    Second          5,664,339          927,646        1,594,203        2,651,732           67,753        3,890,180          392,285
    Third           6,149,763          799,498        1,841,186        2,932,688           74,262        4,516,763          449,966
    Fourth          6,095,515          687,251        1,694,669        3,068,057           73,437        4,511,184          469,678

BALANCE SHEET ANALYSIS

Earning Assets

Earning assets consist of money market investments, securities and loans. A comparative average balance sheet report, including earnings assets, is presented in Schedule 2.

Average earning assets increased 32.7% to $8,407.7 million in 1997 compared to $6,333.9 million in 1996. Earning assets comprised 91.2% of total average assets in 1997 compared with 91.6% in 1996.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements increased 61.4% to $1,490.8 million in 1997 compared to $923.7 million in 1996.

Average securities increased 30.2% to $2,575.3 million in 1997, compared to $1,977.9 million in 1996. Average held to maturity securities increased 34.4% to $1,842.6 million, available for sale securities increased 1.4% to $457.1 million and trading account securities increased 76.3% to $275.6 million.

Zions First National Bank is one of 37 U.S. Government Securities dealers designated as a primary dealer by the Federal Reserve Bank of New York.

Average net loans and leases increased 26.5% to $4,341.7 million in 1997 compared to $3,432.3 million in 1996, representing 51.6% of earning assets in 1997 compared to 54.2% in 1996. Average net loans and leases were 75.1% of average total deposits in 1997, as compared to 72.5% in 1996.

Investment Securities

The tables that follow present the Company's year-end investment securities for the years indicated and maturities and average yields on held to maturity and available for sale investment securities on December 31, 1997.


                              Investment Securities

                                                                                   December 31,
                                                    ---------------------------------------------------------------------------
                                                             1997                      1996                      1995
                                                    -----------------------   -----------------------   -----------------------
                                                     Amortized      Market     Amortized    Market      Amortized      Market
(Amounts in thousands)                                 Cost         Value        Cost        Value        Cost         Value
                                                    ----------   ----------   ----------   ----------   ----------   ----------

Held to maturity:
        U.S. Treasury securities                    $     --     $     --     $   29,573   $   29,779   $   44,151   $   44,701
        U.S. government agencies
               and corporations:
                      Small Business
                             Administration loan-
                             backed securities         440,615      448,867      487,748      491,785      529,376      541,014
                      Other agency securities        1,409,835    1,415,600      629,271      629,154      325,115      323,261
        States and political subdivisions              210,675      215,251      260,963      265,161      230,442      235,302
        Mortgage-backed securities                      81,602       82,870       67,854       68,875       58,546       59,249
                                                    ----------   ----------   ----------   ----------   ----------   ----------
                                                     2,142,727    2,162,588    1,475,409    1,484,754    1,187,630    1,203,527
                                                    ----------   ----------   ----------   ----------   ----------   ----------
Available for sale:
        U.S. Treasury securities                        31,387       31,706       19,580       19,626       27,743       27,853
        U.S. government agencies                       169,767      166,609      135,530      131,463      105,903      105,935
        States and political subdivisions               25,858       26,932       39,118       40,766       40,153       42,084
        Mortgage and other
               asset-backed securities                  27,815       28,248       86,007       84,865       69,469       69,333
                                                    ----------   ----------   ----------   ----------   ----------   ----------
                                                       254,827      253,495      280,235      276,720      243,268      245,205
                                                    ----------   ----------   ----------   ----------   ----------   ----------
        Equity securities:
               Mutual funds:
                      Accessor Funds, Inc.             109,530      110,958      109,071      109,100      118,899      119,971
                      Other                               --           --           --           --            564          564
               Stock:
                      Federal Home Loan
                      Bank                              90,537       90,537       79,593       79,593       71,988       71,988
                      Other                             26,459       30,696        8,168        8,745        5,386        5,580
                                                    ----------   ----------   ----------   ----------   ----------   ----------
                                                       226,526      232,191      196,832      197,438      196,837      198,103
                                                    ----------   ----------   ----------   ----------   ----------   ----------
                                                       481,353      485,686      477,067      474,158      440,105      443,308
                                                    ----------   ----------   ----------   ----------   ----------   ----------
Trading:
        U.S. Treasury Securities                           346          346       21,959       21,959       22,353       22,353
        U.S. government agencies
               and corporations:
                      Small Business
                             Administration loan-
                             backed securities              14           14           10           10        1,007        1,007
                      Other agency securities           44,493       44,493        9,478        9,478       38,290       38,290
        States and political subdivisions                8,498        8,498        2,607        2,607        2,056        2,056
        Mortgage-backed securities                         630          630           22           22         --           --
        Certificates of Deposit                         29,700       29,700         --           --           --           --
                                                    ----------   ----------   ----------   ----------   ----------   ----------
                                                        83,681       83,681       34,076       34,076       63,706       63,706
                                                    ----------   ----------   ----------   ----------   ----------   ----------
Total                                               $2,707,761   $2,731,955   $1,986,552   $1,992,988   $1,691,441   $1,710,541
                                                    ==========   ==========   ==========   ==========   ==========   ==========

                   Maturities and Average Yields on Securities
                              on December 31, 1997


                                                                                  After one
                                    Total                  Within                 but within
                                 securities               one year                five years
                             -------------------    ---------------------    ---------------------
(Amounts in Millions)         Amount      Yield*     Amount       Yield*      Amount       Yield*
                             --------   --------    --------     --------    --------     --------
HELD TO MATURITY:
U. S. government agencies
  and corporations:
    Small Business
    Administration loan-
    backed securities        $  440.6      7.2%     $   54.0        7.2%     $  161.5        7.2%
  Other agency securities     1,409.8      6.8%         34.9        5.5%        518.6        6.7%
States and political
  Subdivisions                  210.7      8.0%         36.0        7.6%         84.0        8.0%
Mortgage-backed securities       81.6      7.0%         23.4        6.5%         39.1        7.1%
                             --------               --------                 --------
                              2,142.7      7.0%        148.3        6.7%        803.2        7.0%
                             --------               --------                 --------
AVAILABLE FOR SALE:
U.S. Treasury securities         31.4      6.1%          3.5        6.3%         27,4        6.0%
U.S. government agencies        169.8      7.1%         62.1        6.1%         59.4        7.4%
States and political
  subdivisions                   25.9      8.1%          4.0        6.8%         11.7        8.3%
Mortgage- and other
asset-backed securities          27.8      7.6%          3.5        6.8%         18.8        7.9%
                             --------               --------                 --------
                                254.9      7.2%         73.1        6.2%        117.3        7.2%
                             ========               ========                 ========
Equity securities:
  Mutual funds:
    Accessor Funds Inc.         109.5      5.7%
Stock:
  Federal Home
    Loan Bank                    90.5      8.0%
  Other                          26.5     11.6%
                             --------
                                226.5      7.3%
                             --------               --------                 --------
                                481.4      7.2%         73.1        6.2%        117.3        7.2%
                             --------               --------                 --------
Total                        $2,624.1      7.0%     $  221.4        6.6%     $  920.5        7.0%
                             --------               --------                 --------


                                   After five
                                   but within                  After
                                    ten years                ten years
                             -----------------------    ---------------------
(Amounts in Millions)         Amount         Yield*      Amount       Yield*
                             --------       --------    --------     --------
HELD TO MATURITY:
U. S. government agencies
  and corporations:
    Small Business
    Administration loan-
    backed securities        $  117.3          7.2%     $  107.8        7.2%
  Other agency securities       836.4          6.9%         19.9        7.8%
States and political
  Subdivisions                   57.2          8.2%         33.5        8.0%
Mortgage-backed securities       14.7          7.3%          4.4        7.0%
                             --------                   --------
                              1,025.6          7.0%        165.6        7.5%
                             --------                   --------
AVAILABLE FOR SALE:
U.S. Treasury securities           .1          8.3%           .4        8.3%
U.S. government agencies         31.2          8.0%         17.1        8.3%
States and political
  subdivisions                   10.2          8.4%         --           -%
Mortgage- and other
asset-backed securities           3.0          7.4%          2.5        7.4%
                             --------                   --------
                                 44.5          8.1%         20.0        8.2%
                             --------                   --------
Equity securities:
  Mutual funds:
    Accessor Funds Inc.                                    109.5        5.7%
Stock:
  Federal Home
    Loan Bank                                               90.5        8.0%
  Other                                                     26.5       11.6%
                                                        --------
                                                           226.5        7.3%
                             --------                   --------
                                 44.5          8.1%        246.5        7.4%
                             --------                   --------
Total                        $1,070.1          7.0%     $  412.1        7.4%
                             ========                   ========


*     Taxable equivalent rates used where applicable.

At December 31, 1997, the value of the Accessor Funds Inc. and the Federal Home Loan Bank stock each exceeded ten percent of shareholders' equity.

Loan Portfolio

During 1997, the Company consummated securitized loan sales of automobile loans, credit card receivables, home equity credit lines, Small Business Administration and Federal Agricultural Mortgage Corporation (Farmer Mac) loans totaling $951.0 million. The Company also sold $733.2 million of long-term residential mortgage loans, SBA loans, Farmer Mac loans and student loans classified as held for sale. After these sales, loans and leases on December 31, 1997 totaled $4,914.4 million, an increase of 26.7% compared to $3,877.7 million on December 31, 1996. Included in this increase are loans from acquisitions totaling $465.3 million. Loans held for sale on December 31, 1997 increased 18.7% from year-end 1996. Comparing year-end 1997 with year-end 1996, commercial loans, real estate loans, consumer loans and lease financing increased 34.6%, 22.0%, 34.5% and 10.4%, respectively.

The tables that follow set forth the amount of loans outstanding by type on December 31 for the years indicated and the maturity distribution and sensitivity to changes in interest rates of the portfolio on December 31, 1997.


                             Loan Portfolio by Type

                                                                    December 31,
                                          ------------------------------------------------------------------
(Amounts in thousands)                       1997          1996          1995          1994          1993
                                          ----------    ----------    ----------    ----------    ----------

Loans held for sale                       $  178,642    $  150,467    $  126,124    $  108,649    $  238,206
                                          ----------    ----------    ----------    ----------    ----------
Commercial, financial and agricultural     1,216,591       904,076       780,021       495,647       511,982
                                          ----------    ----------    ----------    ----------    ----------
Real estate:
        Construction                         482,907       346,796       285,497       218,244       213,114
        Other:
             Home equity credit line         139,755       183,300       108,040        40,007       159,998
             1-4 family residential          711,993       579,894       451,341       452,131       367,001
             Other real estate-secured     1,490,702     1,206,401       848,202       570,285       495,889
                                          ----------    ----------    ----------    ----------    ----------
                                           2,825,357     2,316,391     1,693,080     1,280,667     1,236,002
                                          ----------    ----------    ----------    ----------    ----------
Consumer:
        Bankcard                              59,506        42,313        56,189        41,035        27,522
        Other                                390,916       292,451       301,521       349,998       351,157
                                          ----------    ----------    ----------    ----------    ----------
                                             450,422       334,764       357,710       391,033       378,679
                                          ----------    ----------    ----------    ----------    ----------
Lease financing                              176,419       159,825       132,520       129,547       130,450
                                          ----------    ----------    ----------    ----------    ----------
Other receivables                             66,994        12,167        10,944        10,509        12,857
                                          ----------    ----------    ----------    ----------    ----------
             Total loans                  $4,914,425    $3,877,690    $3,100,399    $2,416,052    $2,508,176
                                          ==========    ==========    ==========    ==========    ==========


The Company has no foreign loans in its loan portfolio.

                                 Loan Maturities
                              On December 31, 1997


                                                                           Maturities
                                                     --------------------------------------------------------
                                                        One          One year          Over
                                                      year or         through          five
(Amounts in millions)                                  less         five years         years          Total
                                                     --------       ----------       --------        --------

Loans held for sale                                  $  178.6        $   --          $   --          $  178.6
                                                     --------        --------        --------        --------
Commercial, financial, and agricultural                 732.8           314.5           169.3         1,216,6
                                                     --------        --------        --------        --------
Real estate:
               Construction                             422.4            60.5            --             482.9
               Other:
                    Home equity credit line              44.6             2.3            92.9           139.8
                    1-4 family residential               91.9           148.0           472.1           712.0
                    Other real estate-secured           270.5           298.0           922.2         1,490.7
                                                     --------        --------        --------        --------
                                                        829.4           508.8         1,487.2         2,825.4
                                                     --------        --------        --------        --------
Consumer:
               Bankcard                                  --              59.5            --              59.5
               Other                                    106.6           181.5           102.8           390.9
                                                     --------        --------        --------        --------
                                                        106.6           241.0           102.8           450.4
                                                     --------        --------        --------        --------
Lease financing                                          12.3           128.8            35.3           176.4
                                                     --------        --------        --------        --------
Other receivables                                        42.6            10.7            13.7            67.0
                                                     --------        --------        --------        --------
               Total                                 $1,902.3        $1,203.8        $1,808.3        $4,914.4
                                                     ========        ========        ========        ========
Loans maturing in more than one year:
               With fixed interest rates                             $  651.9        $  818.4        $1,470.3
               With variable interest rates                             551.9           989.9         1,541.8
                                                                     --------        --------        --------
                             Total                                   $1,203.8        $1,808.3        $3,012.1
                                                                     ========        ========        ========

Sold Loans Being Serviced

On December 31, 1997, long-term first mortgage real estate loans serviced for others amounted to $1,896.8 million compared to $1,542.0 million on December 31, 1996, and $1,447.9 million on December 31, 1995.

Consumer and other loan securitizations serviced, which relate primarily to loans sold under revolving securitization structures, totaled $1,050.3 million on December 31, 1997, $867.9 million on December 31, 1996, and $831.5 million on December 31, 1995.

The Company's activity in its sold loans being serviced portfolio (excluding long-term first mortgage real estate loans) is summarized as follows:

                            Sold Loans Being Serviced


                                            1997                               1996                                1995
                                ----------------------------        ----------------------------        ----------------------------
                                                 Outstanding                         Outstanding                         Outstanding
(Amounts in thousands)             Sales         at year end           Sales         at year end           Sales         at year end
                                ----------       -----------        ----------       -----------        ----------       -----------

Auto loans                      $  201,249        $  389,199        $  283,542        $  433,831        $  263,997        $  419,158
Home equity credit lines           341,433           327,245           180,173           220,501           195,569           219,750
Bankcard receivables               232,189            79,156           238,287            85,442           155,574            55,000
Home refinance loans                  --              44,887              --              67,582              --              99,008
SBA 504 loans                      115,271           131,153              --              30,635              --              38,573
SBA 7(a) loans                      37,640            55,806            41,095            29,896              --                --
Farmer MAC                          23,235            22,847              --                --                --                --
                                ----------        ----------        ----------        ----------        ----------        ----------
               Total            $  951,017        $1,050,293        $  743,097        $  867,887        $  615,140        $  831,489
                                ==========        ==========        ==========        ==========        ==========        ==========

Other Assets

Included in other assets are the Company's investments in affiliated companies. The Company or its subsidiaries owns stock of the Federal Agricultural Mortgage Corporation (Farmer Mac) and MACC Private Equities Inc. (MACC) that it accounts for using the equity method. On December 31, 1997, the book and market value of the Farmer MAC stock was $15.0 million and $36.3 million, respectively. The book and market value of the MACC stock was $1.7 million and $1.6 million, respectively, on December 31, 1997. For 1997 the Company recognized income of $459 thousand from its Farmer Mac investment and a loss of $273 thousand from its investment in MACC.

Deposits

Total average deposits increased 22.2% to $5,783.4 million in 1997 from $4,731.9 million in 1996. Average noninterest-bearing deposits increased 27.3%, average savings and NOW deposits increased 12.9%, average money market and super NOW deposits increased 21.0%, and average time deposits under $100,000 increased 20.2%. Average time deposits over $100,000 increased 45.8% over 1996 average balances and average foreign deposits increased 17.2% during 1997, as compared with 1996.

Total deposits increased 33.9% to $6,854.5 million on December 31, 1997 as compared to $5,119.7 million on December 31, 1996. Included in this increase are deposits from acquisitions totaling $980.9 million. Comparing December 31, 1997 to December 31, 1996, demand deposits increased 32.5%, savings and money market deposits increased 28.3%, time deposits under $100,000 increased 41.5%, while time deposits over $100,000 increased 69.4% and foreign deposits increased 60.2%.


                    Average Deposit Amounts and Average Rates


(Amounts in millions)                                                      1997              1996              1995
                                                                         ---------         ---------         ---------
Average amounts:
      Noninterest-bearing demand deposits                                $ 1,372.9         $ 1,078.5         $   868.0
      Savings and NOW deposits                                               729.5             646.4             729.1
      Money market and super NOW deposits                                  2,353.6           1,945.7           1,467.1
      Time deposits of less than $100,000                                    871.7             725.0             627.2
      Time deposits $100,000 or more                                         314.2             215.5             133.1
      Foreign deposits                                                       141.5             120.8             139.2
                                                                         ---------         ---------         ---------
           Total average amounts                                         $ 5,783.4         $ 4,731.9         $ 3,963.7
                                                                         =========         =========         =========

Average rates:
      Noninterest-bearing demand deposits                                       -%                -%                -%
      Savings and NOW deposits                                                2.95%             3.08%             3.11%
      Money market and super NOW deposits                                     3.80%             3.70%             4.12%
      Time deposits under $100,000                                            5.17%             5.22%             5.21%
      Time deposits $100,000 or more                                          5.75%             5.67%             5.96%
      Foreign deposits                                                        4.49%             4.46%             5.16%
           Total                                                              4.09%             4.03%             4.23%
Maturities of time deposits $100,000 or more at December 31, 1997
 (Amounts in millions):
      Under three months                                                 $   147.4
      Over three  months and less than six months                             82.5
      Over six months and less than twelve months                            103.4
      Over twelve months                                                      75.4
                                                                         ---------
           Total time deposits $100,000 or more                          $   408.7
                                                                         =========


Most foreign deposits are in denominations of $100,000 or more.

Short-term Borrowings

The following table sets forth data pertaining to the Company's short-term borrowings for each year indicated:

(Amounts in thousands, except rates)

At December 31,
---------------                                                                                                     Weighted
                                                                                                    Average          average
                                                                Weighted           Maximum          balance            rate
Category of aggregate                                            average          month-end        during the      during the
short-term borrowings                             Balance          rate            balance            year             year
---------------------                            --------       --------         ----------        ----------      ----------
Securities sold, not yet purchased
           1997                                  $ 45,067         5.47%          $  212,617        $   91,963         5.82%
           1996                                  $ 76,831         5.52%          $  197,848        $   76,518         5.85%
           1995                                  $117,005         6.58%          $  241,219        $   90,206         6.23%

Federal funds purchased(a)
           1997                                  $294,109         6.54%          $  487,098        $  298,752         5.46%
           1996                                  $155,407         6.68%          $  454,857        $  206,061         5.44%
           1995                                  $134,048         5.38%          $  354,565        $  134,683         5.90%

Security repurchase agreements(b)
           1997                                  $976,766         5.24%          $2,219,006        $1,837,795         5.18%
           1996                                  $771,361         5.28%          $1,341,414        $1,110,725         4.94%
           1995                                  $614,284         5.07%          $1,530,887        $  902,514         5.40%

Federal Home Loan Bank advances and
other borrowings less than one year(c)
           1997                                  $ 59,883         6.05%          $   69,387        $   34,163         6.72%
           1996                                  $ 14,349         5.82%          $   19,009        $   18,707         6.31%
           1995                                  $ 16,059         5.95%          $   25,972        $   20,654         6.85%

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

Long-Term Debt

Long-term debt is primarily comprised of $200 million of 8.536% Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures issued by Zions Institutional Capital Trust A in December 1996, and $7.5 million of 10.25% debentures issued by GB Capital Trust in January 1997. With the approval of banking regulators, the Company has the right to redeem these issues beginning in 2006 and 2007, respectively. These debts mature on December 15, 2026 and January 27, 2027, respectively. Also included in long-term debt is $50 million of 8-5/8% unsecured subordinated notes that mature in 2002. The subordinated notes are not redeemable prior to maturity.

The Company has plans to retire a portion of both the $50 million, 8-5/8% subordinated notes and the $7.5 million, 10.25% GB Capital Trust Junior Subordinated Debentures. It is anticipated that the Company will recognize a loss on the debt retirements. As of December 31, 1997, this loss is not determinate.

Return on Equity and Assets

                                                       1997            1996            1995
                                                     -------         -------         -------
Return on average assets                                1.33%           1.55%           1.43%
Return on average common shareholders' equity          19.88%          20.95%          20.22%
Common dividend payout ratio                           23.20%          23.27%          24.95%
Average equity to average assets ratio                  6.68%           7.42%           7.05%

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

During 1997, 1996 and 1995, the Company repurchased and retired 3,572,603, 1,096,992 and 1,500,160 shares of its common stock at a cost of $119.7 million, $21.6 million and $18.5 million, respectively.

Total shareholders' equity on December 31, 1997 was $655.5 million, an increase of 18.2% over the $554.6 million on December 31, 1996. The ratio of average equity to average assets for the year 1997 was 6.68%, compared to 7.42% for the year 1996.

On December 31, 1997, the Company's Tier 1 leverage ratio was 6.75%, as compared to 8.70% on December 31, 1996. On December 31, 1997, the Company's Tier 1 risk-based capital ratio was 11.74%, as compared to 14.16% on December 31, 1996. On December 31, 1997 the Company's total risk-based capital ratio was 13.75%, as compared to 17.52% on December 31, 1996. The Company's regulatory capital ratios on December 31 for the years 1997, 1996 and 1995 are shown in the table that follows:

                  Regulatory Risk-Based Capital on December 31


                                                                                                     Ratios for  Ratios to be
                                                                                                       Minimum    Considered
                                                                                                       Capital       "Well
(Amounts in thousands)                         1997               1996               1995             Adequacy    Capitalized"
                                            ----------         ----------         ----------         ----------  -------------
Tier 1 Capital                              $  660,446         $  628,261         $  403,852
Total Capital                               $  773,245         $  777,430         $  500,375

Risk-adjusted assets,
      net of goodwill and excess
      deferred tax assets                   $5,624,373         $4,436,681         $3,565,355
Average Assets, net of goodwill
      and excess deferred tax assets        $9,784,570         $7,225,247         $6,378,015

Tier 1 Leverage Ratio                             6.75%              8.70%              6.33%              3.00%        5.00%
Tier 1 Risk-based Capital Ratio                  11.74%             14.16%             11.33%              4.00%        6.00%
Total Risk-based Capital Ratio                   13.75%             17.52%             14.03%              8.00%       10.00%

Dividends

Dividends per share were $.47 in 1997, an increase of 10.6% over $.425 in 1996, which were up 20.6% over $.3525 in 1995. The Company's quarterly dividend rate was $.075 per share for the first quarter of 1995, increasing to $.0875 per share for the second and third quarters of 1995, increasing to $.1025 per share for the fourth quarter of 1995 and the first and second quarters of 1996, increasing to $.11 per share for the third and fourth quarters of 1996 and the first quarter of 1997, and increasing to $.12 per share for the second, third and fourth quarters of 1997.

                                 Dividends Paid

(Amounts in thousands)          1997             1996             1995             1994             1993
                              --------         --------         --------         --------         --------
Net income                    $122,362         $107,423         $ 82,385         $ 63,827         $ 58,205
Common dividends paid           28,387           24,997           20,554           17,271           12,692
Payout/net income                23.20%           23.27%           24.95%           27.06%           21.81%

Shareholders' Rights Plan

The Company has in place a Shareholders' Protection Rights Plan. The Plan contains provisions intended to protect shareholders in the event of unsolicited offers or attempts to acquire the Company, including offers that do not treat all shareholders equally, acquisitions in the open market of shares constituting control without offering fair value to all shareholders and other coercive or unfair takeover tactics that could impair the board of directors' ability to represent the shareholders' interests fully. The Shareholders' Protection Rights Plan provides that attached to each share of common stock is one right (a "Right") to purchase one one-hundredth of a share of Participating Preferred Stock for an exercise price of $90, subject to adjustment.

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

Foreign Operations

Zions First National Bank opened a foreign office located in Grand Cayman, Grand Cayman Islands, B.W.I. in 1980. This office has no foreign loans outstanding. The office accepts Eurodollar deposits from qualified customers of the Bank and places deposits with foreign banks and foreign branches of other U.S. banks. Foreign deposits at December 31, totaled $183.0 million in 1997, $114.3 million in 1996, and $106.1 million in 1995; and averaged $141.5 million for 1997, $120.8 million for 1996, and $139.2 million for 1995.

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

Another aspect of the Company's credit risk management strategy is the diversification of the loan portfolio. At year end, the Company had 4% of its portfolio in loans held for sale, 25% in commercial loans, 57% in real estate loans, 9% in consumer loans, 4% in lease financing and 1% in other loans. The Company's real estate portfolio is also diversified. Of the total portfolio, 10% is in real estate construction loans, 3% is in home equity credit lines, 14% is in 1-4 family residential loans and 30% is in commercial loans secured by real estate. In addition, the Company attempts to avoid the risk of an undue concentration of credits in a particular industry or trade group. The commercial loan and lease portfolio consists of approximately 11 industry classification groupings. On December 31, 1997, the larger concentrations of risk in the commercial loan and leasing portfolio were represented by real estate and construction, business services and transportation, manufacturing, and retail industry groupings, which comprised approximately 29%, 19%, 9% and 7%, respectively, of the portfolio. The Company has a well-diversified loan portfolio with no significant exposure to highly leveraged transactions. Most of the Company's business activity is with customers located within the states of Utah, Idaho, Nevada, Arizona, Colorado and California and it has no foreign credits in its loan portfolio. Also, the Company does not have significant exposure to any individual customer or counterparty.

Loan Risk Elements

The following table shows the principal amounts of nonaccrual, past due 90 days or more, restructured loans, and potential problem loans at December 31 for each year indicated:


                                                                                              December 31,
                                                                        --------------------------------------------------
(Amounts in thousands)                                                    1997       1996       1995       1994      1993
                                                                        -------    -------    -------    -------   -------
Nonaccrual loans                                                        $11,907    $12,704    $10,875    $13,635   $23,364

Loans contractually past due 90 days or more (not included
    in nonaccrual loans above)                                            9,944      3,563      5,309      3,041    10,821

Restructured loans (not included in nonaccrual loans or loans
    contractually past due 90 days or more)                                 691        857        249        567     4,006

Potential problem loans (loans presently current by their terms, but about which management has serious doubt as to the future ability
    of the borrower to comply with present repayment terms)                --         --         --         --       1,114

Includes loans held for sale

Impact of Nonperforming Loans on Interest Income

The following table presents the gross interest income on nonaccrual and restructured loans that would have been recorded if these loans had been current in accordance with their original terms (interest at original rates), and the amount of interest income on these loans that was included in income for each year indicated:

                                                     1997                          1996                         1995
                                           --------------------------    --------------------------    --------------------------
                                            Non-    Restruc-              Non-    Restruc-              Non-    Restruc-
(Amounts in thousands)                     accrual   tured      Total    accrual   tured      Total    accrual   tured     Total
                                           -------  -------    ------    -------  -------    ------    -------  -------    ------

Gross amount of interest that would
    have been recorded at original rate    $1,180    $   70    $1,250    $1,361    $   92    $1,453    $1,073    $   27    $1,100

Interest that was included
    in income                                 742        67       809       629        91       720       449        25       474
                                           ------    ------    ------    ------    ------    ------    ------    ------    ------
Net impact on interest income              $  438    $    3    $  441    $  732    $    1    $  733    $  624    $    2    $  626
                                           ======    ======    ======    ======    ======    ======    ======    ======    ======

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

The Company's nonperforming assets were $16.0 million on December 31, 1997, up from $13.7 million on December 31, 1996. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .33% on December 31, 1997, as compared to .36% on December 31, 1996.

Accruing loans past due 90 days or more totaled $9.9 million on December 31, 1997, up from $3.6 million on December 31, 1996. These loans equaled .20% of net loans and leases on December 31, 1997, as compared to .09% on December 31, 1996.

No loans were considered potential problem loans on December 31, 1997 or 1996. Potential problem loans are defined as loans presently on accrual and not contractually past due 90 days or more and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans, in accordance with Financial Accounting Standard statements and included in nonaccrual loans and leases, amounted to $7.1 million and $7.8 million on December 31, 1997 and 1996, respectively. The Company considers a loan to be impaired when the accrual of interest has been discontinued and meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on December 31, 1997 and 1996, is a required allowance of $46 thousand and $25 thousand respectively, on $.3 million and $1.0 million, respectively, of the recorded investment in impaired loans.

The following table sets forth the composition of nonperforming assets at December 31 for the years indicated.


                              Nonperforming Assets

                                                                            December 31,
                                                   ---------------------------------------------------------------
(Amounts in thousands)                               1997          1996          1995          1994          1993
                                                   -------       -------       -------       -------       -------
Nonaccrual loans:
      Commercial, financial and agricultural       $ 3,563       $ 4,999       $ 2,338       $ 5,736       $ 6,969
      Real estate                                    7,073         6,160         6,129         5,290        12,277
      Consumer                                         572           765           883           862           607
      Lease financing                                  691           779         1,395         1,747         3,511
      Other                                              8             1           130          --            --
                                                   -------       -------       -------       -------       -------
         Total                                      11,907        12,704        10,875        13,635        23,364
                                                   -------       -------       -------       -------       -------
Restructured loans:
      Commercial, financial and agricultural          --             144          --            --               8
      Real estate                                      691           713           249           567         3,998
                                                   -------       -------       -------       -------       -------
         Total                                         691           857           249           567         4,006
                                                   -------       -------       -------       -------       -------
Other real estate owned:
      Commercial, financial and agricultural:
         Improved                                    2,453          --             425           415           844
         Unimproved                                    405            30           200         1,018           904
      Residential:
         1-4 Family                                    500            84           439            63         1,182
         Multi-family                                 --            --            --            --            --
         Lots                                            7             6             6             6           163
      Recreation property                                6             8             9            42           110
      Other                                           --              10            13            18            64
                                                   -------       -------       -------       -------       -------
         Total                                       3,371           138         1,092         1,562         3,267
Other nonperforming assets                            --            --             517         3,179          --
                                                   -------       -------       -------       -------       -------
         Total                                       3,371           138         1,609         4,741         3,267
                                                   -------       -------       -------       -------       -------

         Total                                     $15,969       $13,699       $12,733       $18,943       $30,637
                                                   =======       =======       =======       =======       =======
% of Net loans* and leases, other real estate
      owned and other nonperforming assets             .33%          .36%          .41%          .79%         1.23%

Accruing loans past due 90 days or more:
      Commercial, financial and agricultural       $ 1,456       $   477       $   730       $   431       $ 1,612
      Real estate                                    6,967         2,205         3,529         1,975         8,881
      Consumer                                       1,357           881         1,044           631           327
      Lease financing                                  164          --               6             4             1
                                                   -------       -------       -------       -------       -------
         Total                                     $ 9,944       $ 3,563       $ 5,309       $ 3,041       $10,821
                                                   =======       =======       =======       =======       =======

% of Net loans* and leases                             .20%          .09%          .17%          .13%          .44%

*     Includes loans held for sale.

Allowance for Loan Losses

The Company's allowance for loan losses was 1.65% of net loans and leases on December 31, 1997 compared to 2.00% on December 31, 1996. Net charge-offs in 1997 were $8.0 million, or .19% of average loans and leases, compared to net charge-offs of $3.8 million, or .11% of average net loans and leases in 1996 and net charge-offs of $2.8 million, or .10% of average net loans and leases in 1995.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 638.84% on December 31, 1997, compared to 566.35% on December 31, 1996, and 660.17% on December 31, 1995. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 368.32% on December 31, 1997, compared to 472.14% on December 31, 1996, and 453.76% on December 31, 1995.

On December 31, 1997, 1996 and 1995, the allowance for loan losses includes an allocation of $8.9 million, $6.2 million and $8.0 million respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on December 31, 1997, 1996 and 1995, totaled $2,533.7 million, $2,075.8 million, and
$1,722.9 million, respectively. The Company's actual future credit exposure is much lower than the contractual amounts of the commitments because a significant portion of the commitments is expected to expire without being drawn upon.

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

Summary of Loan Loss Experience

The following table shows the change in the allowance for losses for each year indicated.

(Amounts in thousands)                                 1997             1996             1995             1994             1993
                                                   -----------      -----------      -----------      -----------      -----------
Loans* and leases outstanding on December
   31 (net of unearned  income)                    $ 4,871,650      $ 3,837,149      $ 3,068,057      $ 2,391,278      $ 2,486,346
                                                   ===========      ===========      ===========      ===========      ===========
Average loans* and leases outstanding
    (net of unearned  income)                      $ 4,341,674      $ 3,432,347      $ 2,662,753      $ 2,574,995      $ 2,222,182
                                                   ===========      ===========      ===========      ===========      ===========

Allowance for possible losses:
Balance at beginning of year                       $    76,803      $    73,437      $    67,018      $    68,461      $    59,807

Allowance of companies acquired                          5,544            2,566            6,202            1,308              546

Provision charged against earnings                       6,175            4,640            3,000            2,181            2,993

Loans and leases charged off:
    Loans held for sale                                   --               --               --               --               --
    Commercial, financial and agricultural              (5,472)          (1,342)          (1,208)          (5,158)          (1,804)
    Real estate                                           (329)            (539)            (587)            (573)          (1,179)
    Consumer                                            (8,277)          (7,814)          (6,847)          (4,756)          (5,461)
    Lease  financing                                      (279)            (228)             (41)          (1,174)            (360)
    Other receivables                                     --               --               --               --               --
                                                   -----------      -----------      -----------      -----------      -----------
        Total                                          (14,357)          (9,923)          (8,683)         (11,661)          (8,804)
                                                   -----------      -----------      -----------      -----------      -----------
Recoveries:
    Loans held for sale                                   --               --               --               --               --
    Commercial, financial and agricultural               2,003            2,606            2,584            2,180           10,117
    Real estate                                          1,854              537              491              676              611
    Consumer                                             2,313            2,398            2,549            3,732            3,043
    Lease financing                                        146              542              276              141              148
    Other receivables                                     --               --               --               --               --
                                                   -----------      -----------      -----------      -----------      -----------
        Total                                            6,316            6,083            5,900            6,729           13,919
                                                   -----------      -----------      -----------      -----------      -----------

Net loan and lease (charge-offs) recoveries             (8,041)          (3,840)          (2,783)          (4,932)           5,115
                                                   -----------      -----------      -----------      -----------      -----------

Balance at end of year                             $    80,481      $    76,803      $    73,437      $    67,018      $    68,461
                                                   ===========      ===========      ===========      ===========      ===========

Ratio of net charge-offs (recoveries) to
    average loans  and leases                              .19%             .11%             .10%             .19%            (.23)%
Ratio of allowance for possible losses to loans
    and leases outstanding on December 31                 1.65%            2.00%            2.39%            2.80%            2.75%
Ratio of allowance for possible losses to
    nonperforming loans on December 31                  638.84%          566.35%          660.17%          471.89%          250.13%
Ratio of allowance for possible losses to
    nonaccrual loans and accruing loans past
    due 90 days or more on December 31                  368.32%          472.14%          453.76%          401.88%          200.27%

*     Includes loans held for sale

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


                                                           1997                         1996
                                               ----------------------------     ----------------------
                                                 % of            Allocation       % of      Allocation
                                                 total               of           total         of
(Amounts in thousands)                           loans            allowance       loans      allowance
                                               ---------         ----------     ---------   ----------
Type of loan
------------
Loans held for sale                                3.6%            $     -          3.9%      $     -
Commercial, financial and agricultural            24.7               2,028         23.3         3,455
Real estate                                       57.5               3,616         59.8         4,609
Consumer                                           9.2                 910          8.6            80
Lease financing                                    3.6                 115          4.1           204
Other receivables                                  1.4                   -           .3             -
                                                 -----                            -----
      Total loans                                100.0%                           100.0%
                                                 =====                            =====
Off-balance sheet unused commitments
     and standby letters of credit                                   8,852                      6,218
                                                                   -------                      -----
Allocated                                                           15,521                     14,566
Unallocated                                                         64,960                     62,237
                                                                    ------                     ------
      Total allowance for loan losses                              $80,481                    $76,803
                                                                   =======                    =======


                                                           1995                         1994                       1993
                                               ----------------------------     ----------------------     ----------------------
                                                 % of            Allocation       % of      Allocation       % of      Allocation
                                                 total               of           total         of           total         of
(Amounts in thousands)                           loans            allowance       loans      allowance       loans      allowance
                                               ---------         ----------     ---------   ----------     ---------   ----------
(Amounts in thousands)
Type of loan
------------
Loans held for sale                                4.1%             $ --            4.4%       $ --            9.5%       $ --
Commercial, financial and agricultural            25.1                 778         20.5         2,920         20.4         3,094
Real estate                                       54.6               2,397         53.0         1,594         49.3         4,032
Consumer                                          11.5                  32         16.2           946         15.1         2,366
Lease financing                                    4.3                 425          5.4           981          5.2         1,043
Other receivables                                   .4                --             .4          --             .5          --
                                                 -----                            -----                      -----
      Total loans                                100.0%                           100.0%                     100.0%
                                                 =====                            =====                      =====

Off-balance sheet unused commitments and
    standby letters of credit                                        7,954                      3,674                      1,972
                                                                   -------                    -------                    -------
Allocated                                                           11,586                     10,115                     12,507
Unallocated                                                         61,851                     56,903                     55,954
                                                                   -------                    -------                    -------
      Total allowance for loan losses                              $73,437                    $67,018                    $68,461
                                                                   =======                    =======                    =======

Liquidity Risk Management

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors and debt service requirements as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. Management of the maturities of these portfolios is an important source of medium- to long-term liquidity. The Company's ability to raise funds in the capital markets through the securitization process allows it to meet funding needs at a reasonable cost.

To meet the Company's short-term liquidity needs, on December 31, 1997 the Company had cash, money market investments, and liquid securities net of short-term or "purchased" liabilities and foreign deposits, of $2.0 billion or 32.2% of core deposits. The Company's core deposits, consisting of demand, savings, money market, and time deposits under $100,000, constituted 91.4% of total deposits at year-end.

The Parent Company's cash requirements consist primarily of debt service, dividends to shareholders, operating expenses, income taxes and share repurchases. The Parent's cash needs are routinely met through dividends from subsidiaries, proportionate shares of current income taxes, management and other fees, unaffiliated bank lines and debt issuance.

At January 1, 1998, $60.9 million of dividend capacity was available from subsidiaries to pay to the Parent without having to obtain regulatory approval. During 1997, dividends from subsidiaries were $98.7 million. In October, the Parent issued a $50 million senior note to a third party in a private transaction. The note matures in October 1999. At December 31, 1997 the Parent had revolving credit facilities with two banks totaling $50 million. On that date, the balance outstanding on these bank lines was $44 million.

Market Risk Management

Market risk is the possibility that changes in interest rates or equity securities prices will impair the fair value of the Company's financial instruments. The Asset/Liability Committee (ALCOM) measures and reviews the market risk of the Company and establishes policies and procedures to limit its exposure to changes in interest rates. These policies are reviewed and approved by the Boards of Directors of the Company's subsidiary banks.

Interest rate risk is the most significant market risk regularly undertaken by the Company. This risk is monitored through the use of three complementary measurement methods: equity duration, income simulation, and gap analysis. Equity duration is the residual average life of the Company's equity determined by subtracting the weighted average life of the discounted expected cash flows of its liabilities from its assets. Income simulation is an estimate of the net interest income which would be recognized under different rate environments. Gap analysis compares the amount of assets which mature or are subject to an interest rate reset during a specified period to the amount of liabilities with similar rate change characteristics.

At year-end, the equity duration of the Company was estimated to be 1.3 years. A 200 basis point immediate increase in rates was estimated to increase the duration of equity to 5.2 years. Conversely, an immediate decrease in rates of similar magnitude was estimated to decrease the duration of equity to 0.2 years. Company policy requires that all three of these measures be between 0 and 7 years.

For income simulation, Company policy requires that net interest income not be expected to decline by more than 10% during one year if rates rise or fall by 200 basis points during the period. At year-end, net interest income was expected to decline by 0.23% during 1998 in a rising rate environment relative to projected net interest income in a stable rate environment. If rates declined by 200 basis points during 1998, net interest income was forecasted to be 1.25% lower than if rates are stable. Net interest income was expected to be modestly lower in either a rising or declining rate scenario for a variety of factors, including management's assumptions regarding loan and deposit pricing, security and loan prepayments, and changes in relationships between market rates.

Management exercises its best judgment in making assumptions regarding loan and security prepayments, early deposit withdrawals, and other non-controllable events in managing the Company's exposure to changes in interest rates. The interest rate risk position is actively managed and changes daily as the interest rate environment changes; therefore, positions at the end of any period may not be reflective of the Company's position in any subsequent period.

At year end, the one year gap for the Company was negative $312.6 million; i.e., the $6,023.6 million of assets that mature or reprice during 1998 was estimated to be less than the $5,749.9 million of liabilities and the $586.3 million net effect of off-balance sheet swaps that mature or reprice during the same period. This gap represented 3.3% of total assets. Details of the repricing characteristics of the balance sheet as of year-end are presented in the accompanying table. The Company does not have policy limits regarding its gap position.

                    Maturities and Interest Rate Sensitivity
                              on December 31, 1997

                                                                  Rate Sensitive
                                                ----------------------------------------------------
                                                                  After
                                                                  three        After one
                                                 Within          months         year but
                                                 three         but within        within    After five       Not rate
(Amounts in millions)                            months         one year       five years     years         sensitive    Total
                                                --------       ----------      ----------  ----------       ---------   --------
Uses of Funds
Earning Assets:
      Interest-bearing deposits                 $    7.6        $   19.2        $   35.0    $     .1                    $   61.9
      Federal funds sold                           402.9                                                                   402.9
      Security resell agreements                   349.3                                                                   349.3
      Securities:
         Held to maturity                          843.6           433.3           507.2       358.6                     2,142.7
         Available for sale                        194.2            50.7           121.2       119.6                       485.7
         Trading account                            83.7                                                                    83.7
      Loans and leases                           3,033.5           605.6           987.6       245.0                     4,871.7
Nonearning assets                                                                                           $1,123.9     1,123.9
                                                --------        --------        --------    --------        --------    --------
           Total uses of funds                  $4,914.8        $1,108.8        $1,651.0    $  723.3        $1,123.9    $9,521.8
                                                ========        ========        ========    ========        ========    ========
Sources of Funds
Interest-bearing deposits and liabilities:
      Savings and money market
       deposits                                 $2,100.5        $   23.7        $   65.9    $1,288.2                    $3,478.3
      Time deposits under $100,000                 273.1           479.6           247.4         1.6                     1,001.7
      Time deposits over $100,000                  148.8           199.2            60.8                                   408.8
      Foreign                                      183.0                                                                   183.0
      Securities sold, not yet
       purchased                                    45.1                                                                    45.1
      Federal funds purchased                      294.1                                                                   294.1
      Security repurchase agreements               976.7                                                                   976.7
      FHLB advances and other
        borrowings:
         Less than one year                         59.9                                                                    59.9
         Over one year                              36.5            51.8            14.0       108.4                       210.7
      Long-term debt                                                  .1            50.4       208.0                       258.5
Noninterest-bearing deposits                       877.8                                                    $  904.9     1,782.7
Other liabilities                                                                                              166.8       166.8
Shareholders' equity                                                                                           655.5       655.5
                                                --------        --------        --------    --------        --------    --------
            Total sources of funds              $4,995.5        $  754.4        $   38.5    $1,606.2        $1,727.2    $9,521.8
                                                ========        ========        ========    ========        ========    ========
Off-balance sheet items affecting
      interest rate sensitivity                 $ (661.3)       $   75.0        $  578.1    $    8.2
Interest rate sensitivity gap                   $ (742.0)       $  429.4        $1,790.6    $ (874.7)       $ (603.3)
Percent of total assets                             (7.8)%           4.5%           18.8%       (9.2)%          (6.3)%
Cumulative interest rate
      sensitivity gap                           $ (742.0)       $ (312.6)       $1,478.0    $  603.3

Cumulative as a % of total assets                   (7.8)%          (3.3)%          15.5%        6.3%

The Company, through the management of maturities and repricing of its assets and liabilities and the use of off-balance sheet arrangements, including interest rate caps, floors, futures, options, and exchange agreements, attempts to manage the effect on net interest income of changes in interest rates. The prime lending rate is the primary basis used for pricing the Company's loans and the 91-day Treasury bill rate is the index used for pricing many of the Company's deposits. The Company, however, is unable to economically hedge the prime/T-bill spread risk through the use of derivative financial instruments. Interest rate swap maturities and average rates are presented in the following table. For a further discussion and information regarding off-balance sheet financial contracts, refer to Notes 1, 13 and 19 to the Financial Statements.

Interest Rate Swap Maturities and Average Rates

(Amounts in millions)                       1998           1999           2000           2001        Thereafter     Total
                                          --------       --------       --------       --------      ----------    --------
Receive fixed rate
      Notional amount                     $  115.0       $  300.0       $  220.4       $    1.2       $   64.7     $  701.3
      Weighted-average rate received          5.84%          6.19%          6.28%          6.75%          6.53%        6.19%
      Weighted-average rate paid              5.92%          5.91%          5.92%          6.02%          5.89%        5.91%

Year 2000

A number of electronic systems utilize a two-digit field for year references, e.g., 98 instead of 1998. Such systems may determine the year 2000, if represented as 00, to be 98 years ago rather than two years hence. The Company is in the process of modifying or replacing certain computer software and hardware and other systems to ensure proper processing of transactions after 1999. The Company is also in contact with external service providers to ascertain that their systems, upon which the Company depends, will also be upgraded, if necessary.

The Company anticipates that all of its major systems for which it conducts its own processing will be compliant with Year 2000 processing by the end of 1998. It expects to test each of its systems to confirm compliance late this year. The Company believes that all of its third-party service providers will also be compliant by the end of this year, except for its trust and mortgage processing systems, which it believes will be able to appropriately handle transactions after 1999 by the end of the first quarter of next year.

A review is also being undertaken of the Company's other systems to confirm proper functionality after 1999; including security cameras, alarm systems, voice mail, and elevators, among others. Finally, the Company inquires about Year 2000 preparedness being undertaken by its customers to which it has significant credit exposure. The Company estimates that the cumulative incremental cost it will incur to address the Year 2000 issue to be approximately $3 million. The cost estimate excludes the expense outlays the Company is making to replace its processing systems in the ordinary course of business to improve its products and services. Many of these new systems also correct deficiencies that the Company's present software has in processing transactions after 1999. The preponderance of this expense will be recognized in 1998.

Forward-Looking Statements

Statements in Management's Discussion and Analysis that are not based on historical data may constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from the projections discussed in Management's Discussion and Analysis since such projections involve significant risks and uncertainties. Factors that might cause such differences include, but are not limited to: (1) timing of closing proposed acquisitions being delayed or such acquisitions being prohibited; (2) competitive pressures among financial institutions increasing significantly; (3) economic conditions, either nationally or locally in areas in which Zions conducts its operations, being less favorable than expected; (4) legislation or regulatory changes which adversely affect the ability of the Company to conduct, or the accounting for, business combinations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA




                          Independent Auditors' Report



The Board of Directors and Shareholders
Zions Bancorporation:


We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zions Bancorporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP

Salt Lake City, Utah
January 26, 1998

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                      (In thousands, except share amounts)




                                                                                               1997            1996
                                                                                            ----------      ----------
ASSETS

Cash and due from banks                                                                     $  626,814         453,990
Money market investments:
      Interest-bearing deposits                                                                 61,871          47,746
      Federal funds sold                                                                       402,879         260,023
      Security resell agreements                                                               349,338         305,660
Investment securities:
      Held to maturity, at cost (approximate market value $2,162,588 and $1,484,754)         2,142,727       1,475,409
      Available for sale, at market                                                            485,686         474,158
      Trading account                                                                           83,681          34,076
Loans:
      Loans held for sale at cost, which approximates market                                   178,642         150,467
      Loans, leases, and other receivables                                                   4,735,783       3,727,223
                                                                                            ----------      ----------
                                                                                             4,914,425       3,877,690
      Less:
           Unearned income and fees, net of related costs                                       42,775          40,541
           Allowance for loan losses                                                            80,481          76,803
                                                                                            ----------      ----------
                          Net loans                                                          4,791,169       3,760,346
Premises and equipment                                                                         135,980         102,701
Goodwill and core deposit intangibles                                                          158,836          44,885
Other real estate owned                                                                          3,371             138
Other assets                                                                                   279,418         157,281
                                                                                            ----------      ----------
                          Total assets                                                      $9,521,770       7,116,413
                                                                                            ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest-bearing                                                                   $1,782,716       1,345,698
      Interest-bearing:
           Savings and money market                                                          3,478,275       2,710,312
           Time:
               Under $100,000                                                                1,001,710         708,077
               Over $100,000                                                                   408,717         241,313
           Foreign                                                                             183,044         114,292
                                                                                            ----------      ----------
                                                                                             6,854,462       5,119,692
Securities sold, not yet purchased                                                              45,067          76,831
Federal funds purchased                                                                        294,109         155,407
Security repurchase agreements                                                                 976,766         771,361
Accrued liabilities                                                                            166,776          90,668
Federal Home Loan Bank advances and other borrowings:
      Less than one year                                                                        59,883          14,349
      Over one year                                                                            210,681          81,875
Long-term debt                                                                                 258,566         251,620
                                                                                            ----------      ----------
                          Total liabilities                                                  8,866,310       6,561,803
                                                                                            ----------      ----------
Shareholders' equity:
      Capital stock:
           Preferred stock, without par value; authorized 3,000,000 shares; issued and
               outstanding, none                                                                  --              --
           Common stock, without par value; authorized 100,000,000 shares; issued and
               outstanding, 63,962,100 shares and 63,468,480 shares                            122,222         119,791
      Net unrealized gain (loss) on securities available for sale                                2,678          (1,807)
      Retained earnings                                                                        530,560         436,626
                                                                                            ----------      ----------
                          Total shareholders' equity                                           655,460         554,610
                                                                                            ----------      ----------
                                                                                            $9,521,770       7,116,413
                                                                                            ==========      ==========


See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1997, 1996, and 1995

                    (In thousands, except per share amounts)


                                                                                        1997          1996           1995
                                                                                      --------      --------       --------
Interest income:
      Interest and fees on loans                                                      $401,284       314,695        251,521
      Interest on loans held for sale                                                   11,874        11,509          9,259
      Interest on money market investments                                              84,607        51,712         56,140
      Interest on securities:
           Held to maturity:
                Taxable                                                                112,930        76,631         66,165
                Nontaxable                                                              11,312        14,554         12,424
           Available for sale:
                Taxable                                                                 28,798        26,573         24,726
                Nontaxable                                                               2,090         2,260             21
           Trading account                                                              16,211         9,172          9,248
      Lease financing                                                                   13,190        11,885          9,991
                                                                                      --------      --------       --------
                  Total interest income                                                682,296       518,991        439,495
                                                                                      --------      --------       --------
Interest expense:
      Interest on savings and money market deposits                                    110,882        91,865         83,080
      Interest on time and foreign deposits                                             69,489        55,441         47,762
      Interest on borrowed funds                                                       150,126        82,519         75,106
                                                                                      --------      --------       --------
                  Total interest expense                                               330,497       229,825        205,948
                                                                                      --------      --------       --------
                  Net interest income                                                  351,799       289,166        233,547
Provision for loan losses                                                                6,175         4,640          3,000
                                                                                      --------      --------       --------
                  Net interest income after provision for loan losses                  345,624       284,526        230,547
                                                                                      --------      --------       --------
Noninterest income:
      Service charges on deposit accounts                                               43,732        35,195         28,884
      Other service charges, commissions, and fees                                      38,274        28,701         24,370
      Trust income                                                                       6,757         5,195          4,355
      Investment securities gain (loss), net                                               797           115           (148)
      Trading account income (loss)                                                      5,716         2,721         (1,247)
      Loan sales and servicing income                                                   38,768        35,128         24,254
      Other                                                                              9,123         7,215          8,343
                                                                                      --------      --------       --------
                  Total noninterest income                                             143,167       114,270         88,811
                                                                                      --------      --------       --------
Noninterest expense:
      Salaries and employee benefits                                                   159,973       129,708        105,527
      Occupancy, net                                                                    16,911        13,668         10,972
      Furniture and equipment                                                           23,695        17,133         13,486
      Other real estate expense (income)                                                   251          (298)            81
      Legal and professional services                                                    7,789         5,263          4,395
      Supplies                                                                           8,108         6,582          5,305
      Postage                                                                            6,823         5,658          5,190
      Advertising                                                                        7,380         5,789          5,276
      FDIC premiums                                                                        737            11          4,123
      Merger expense                                                                     2,707          --             --
      Amortization of goodwill and core deposit intangibles                              5,860         2,851          2,612
      Amortization of mortgage servicing assets                                          2,152         1,299          1,148
      Other                                                                             58,832        47,608         37,071
                                                                                      --------      --------       --------
                  Total noninterest expense                                            301,218       235,272        195,186
                                                                                      --------      --------       --------
Income before income taxes                                                             187,573       163,524        124,172
Income taxes                                                                            65,211        56,101         41,787

                                                                                      --------      --------       --------

                  Net income                                                          $122,362       107,423         82,385
                                                                                      ========      ========       ========
Weighted-average common and common-equivalent shares outstanding during the year        64,629        63,787         60,013
                                                                                      ========      ========       ========
Net income per common share:
      Basic                                                                           $   1.92          1.70           1.39
                                                                                      ========      ========       ========
      Diluted                                                                         $   1.89          1.68           1.37
                                                                                      ========      ========       ========


See accompanying notes to consolidated financial statements

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1996, and 1995

                                 (In thousands)


                                                                                 1997            1996            1995
                                                                            -------------   -------------   -------------
Cash flows from operating activities:
      Net income                                                            $     122,362         107,423          82,385
      Adjustments to reconcile net income to net cash provided by operating activities:
             Provision for loan losses                                              6,175           4,640           3,000
             Write-downs of other real estate owned                                   324            --               180
             Depreciation of premises and equipment                                18,027          14,315          10,998
             Amortization of intangible assets                                      8,012           4,150           3,760
             Amortization of net premium/discount on investment securities          5,498           5,421           3,821
             Accretion of unearned income and fees, net of related costs            1,953           7,632           6,324
             Proceeds from sales of trading account securities                119,209,754      80,374,843     112,293,128
             Increase in trading account securities                          (119,259,359)    (80,345,212)   (112,157,509)
             Net loss (gain) on sales of investment securities                       (797)           (115)            148
             Proceeds from loans held for sale                                    742,244         664,327         440,245
             Increase in loans held for sale                                     (764,066)       (671,343)       (454,532)
             Net gain on sales of loans, leases, and other assets                 (27,948)        (26,866)        (16,195)
             Net gain on sales of other real estate owned                            (214)           (265)           (169)
             Change in accrued income taxes                                           677           4,677          (7,231)
             Change in accrued interest receivable                                (19,776)         (6,938)         (2,389)
             Change in other assets                                               (94,960)         18,181          (3,410)
             Change in accrued interest payable                                     4,360            (661)            890
             Change in accrued liabilities                                         70,398           5,067           7,279
                                                                            -------------   -------------   -------------
                  Net cash provided by operating activities                        22,664         159,276         210,723
                                                                            -------------   -------------   -------------
Cash flows from investing activities:
      Net decrease (increase) in money market investments                        (186,534)         97,897        (241,328)
      Proceeds from sales of investment securities held to maturity                  --              --             6,950
      Proceeds from maturities of investment securities held to maturity          982,883         377,736         291,157
      Purchases of investment securities held to maturity                      (1,626,404)       (667,657)       (342,874)
      Proceeds from sales of investment securities available for sale             282,383         133,590         192,071
      Proceeds from maturities of investment securities available for sale        100,180         134,401         302,443
      Purchases of investment securities available for sale                      (315,014)       (303,745)       (472,171)
      Proceeds from sales of loans and leases                                     968,717         765,341         627,855
      Net increase in loans and leases                                         (1,510,682)     (1,422,625)     (1,013,932)
      Purchases of assets to be leased                                               --            (8,514)           --
      Principal collections on leveraged leases                                     5,748            --                38
      Proceeds from sales of premises and equipment                                 2,850             806             726
      Purchases of premises and equipment                                         (38,562)        (22,303)        (17,963)
      Proceeds from sales of other real estate owned                                3,317           1,594           1,899
      Proceeds from sales of mortgage-servicing rights                              1,771           1,339           1,547
      Purchases of mortgage-servicing rights                                       (3,123)         (1,625)           (423)
      Proceeds from sales of other assets                                             415             773             479
      Purchase of other assets                                                       --           (18,887)           (218)
      Cash paid for acquisition, net of cash received                             (33,273)          3,540           1,568
                                                                            -------------   -------------   -------------
                  Net cash used in investing activities                        (1,365,328)       (928,339)       (662,176)
                                                                            -------------   -------------   -------------
Cash flows from financing activities:
      Net increase in deposits                                                  1,185,585         494,514         352,321
      Net change in short-term funds borrowed                                     349,884         138,733         252,083
      Proceeds from FHLB advances over one year                                   180,000           4,201            --
      Payments on FHLB advances over one year                                     (56,194)        (18,143)        (16,861)
      Payments on leveraged leases                                                 (5,748)           --              --
      Proceeds from issuance of long-term debt                                      7,500         200,000            --
      Payments on long-term debt                                                     (554)         (4,969)         (1,953)
      Proceeds from issuance of common stock                                        3,168           1,178           1,291
      Payments to redeem common stock                                            (119,725)        (21,635)        (18,523)
      Dividends paid                                                              (28,428)        (25,033)        (20,592)
                                                                            -------------   -------------   -------------
                  Net cash provided by financing activities                     1,515,488         768,846         547,766
                                                                            -------------   -------------   -------------
Net increase (decrease) in cash and due from banks                                172,824            (217)         96,313
Cash and due from banks at beginning of year                                      453,990         454,207         357,894

                                                                            -------------   -------------   -------------

Cash and due from banks at end of year                                      $     626,814         453,990         454,207
                                                                            =============   =============   =============


See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Retained Earnings

                  Years ended December 31, 1997, 1996, and 1995

                                 (In thousands)


                                                                                  1997        1996        1995
                                                                               ---------   ---------   ---------
Balance at beginning of year                                                   $ 436,626     354,236     292,443
Net income                                                                       122,362     107,423      82,385
Cash dividends:
      Preferred, paid by subsidiaries to minority shareholders                       (41)        (36)        (38)
      Common, per share of $.4700 in 1997, $.4250 in 1996, and $.3525 in 1995    (28,387)    (24,997)    (20,554)

                                                                               ---------   ---------   ---------

Balance at end of year                                                         $ 530,560     436,626     354,236
                                                                               =========   =========   =========


See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1997, 1996, and 1995


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Zions Bancorporation (the Parent) is a multibank holding company organized under the laws of Utah in 1955, which provides a full range of banking and related services through its subsidiaries operating primarily in Utah, Idaho, Nevada, Arizona, Colorado, and California.

Basis of Financial Statement Presentation - The consolidated financial statements include the accounts of Zions Bancorporation and its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 1997 presentation. Prior year amounts have also been restated for a significant acquisition accounted for under the pooling of interest method. (See Note 2)

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

Security Resell Agreements - Security resell agreements represent overnight and term agreements, the majority maturing within 30 days. Either the Company or, in some instances, third parties on behalf of the Company take possession of underlying securities. The market value of such securities is monitored throughout the contract term to ensure that asset value remains sufficient to protect against counterparty default. Security resell agreements averaged approximately $1,321,763,000 during 1997, and the maximum amount outstanding at any month-end during 1997 was $1,675,714,000.

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

Mortgage Servicing Rights and Amortization - Mortgage servicing rights are accounted for under the provisions of Statement of Financial Accounting Standards (Statement) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which became effective January 1, 1997. Statement No. 125 superseded Statement No. 122, Accounting for Mortgage Servicing Rights, but did not significantly change the methodology used to account for servicing rights. The Company adopted Statement No. 122 as of January 1, 1996 and at that time began capitalizing originated servicing rights. The adoption did not have a material impact on financial position or results of operations. Prior to 1996, capitalization was limited to purchased servicing. The total cost of loans originated or purchased is allocated between loans and servicing rights based on the relative fair values of each. The servicing rights capitalized are amortized in proportion to and over the period of estimated servicing income. Management stratifies servicing rights based on origination period and interest rate and evaluates the recoverability in relation to the impact of actual and anticipated loan portfolio prepayment, foreclosure and delinquency experience.

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

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired Loans - The Company considers a loan to be impaired when the accrual of interest has been discontinued and based upon other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. An allowance for impairment losses is included in the allowance for loan losses through a provision for loan losses. The Company primarily uses a cost recovery accounting method to recognize interest income on impaired loans.

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

Goodwill and Core Deposit Intangibles - The Company assesses the recoverability of these intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected future operating cash flows using a discount rate reflecting the Company's average cost of funds. Goodwill and core deposit intangibles are amortized using the straight-line method over 25 and 10 year periods, respectively.

Off-Balance Sheet Financial Instruments - In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. The credit risk associated with these commitments is considered in management's determination of the allowance for such items.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Interest Rate Exchange Contracts and Cap and Floor Agreements - The Company enters into interest rate exchange contracts (swaps) and cap and floor agreements as part of its overall asset and liability duration and interest rate risk management strategy. The objective of these financial instruments is to match estimated repricing periods of interest-sensitive assets and liabilities in order to reduce interest rate exposure and or manage desired asset and liability duration. With the exception of interest rate caps, these instruments are used to hedge asset and liability portfolios and, therefore, are not marked to market. Fees associated with these financial instruments are accreted into interest income or amortized to interest expense on a straight-line basis over the lives of the contracts and agreements. Gains or losses on early termination of a swap are amortized on the remaining term of the contract when the underlying assets or liabilities still exist. Otherwise, such gains or losses are fully recorded as income or expense at the termination of the contract. The net interest received or paid on these contracts is reflected on a current basis in the interest income or expense related to the hedged obligation or asset.

Statement of Cash Flows- The Company paid interest of $332.5 million, $230.0 million, and $205.5 million, respectively, and income taxes of $61.6 million, $46.4 million, and $45.9 million, respectively, for the years ended December 31, 1997, 1996, and 1995. Loans transferred to other real estate owned totaled $6.6 million, $.4 million, and $1.2 million, respectively, for the years ended December 31, 1997, 1996, and 1995.

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

The exercise of stock options under the Company's nonqualified stock option plan, during 1997 and 1996, resulted in tax benefits reducing the Company's current income tax payable and increasing common stock in the amounts of $1.2 million and $.6 million in 1997 and 1996, respectively.

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

Stock Options - The Company's stock-based compensation plans are accounted for under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Statement No. 123, Stock-Based Compensation, issued in 1995, allows a company to recognize stock-based compensation using a fair value based method of accounting if it so elects. The Company has elected not to adopt the recognition provisions of Statement No. 123.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income Per Common Share - Diluted net income per common share is based on the weighted-average outstanding common shares during each year, including common stock equivalents. Net income per common share is based on the weighted-average outstanding common shares during each year.

Stock Split - On April 25, 1997, the Company's Board of Directors approved a four-for-one split of the common stock. This action was effective on May 14, 1997 for shareholders of record as of May 9, 1997. A total of 43,347,903 shares of common stock were issued. All references to the number of common shares and per common share amounts have been restated to reflect the split.

Accounting Standards Not Adopted - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of stockholders' equity and bypass net income. The provisions of this statement are effective beginning with 1998 interim reporting. These disclosure requirements will have no impact on financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. The statement defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997, however, it is not required to be applied for interim reporting in the initial year of application.


2.    MERGERS AND ACQUISITIONS

On May 16, 1997, the Company acquired Aspen Bancshares, Inc. in Colorado, and its banking subsidiaries, Pitkin County Bank and Trust, Centennial Savings Bank, F.S.B. and Valley National Bank of Cortez for 2,750,594 shares of common stock. This acquisition was not significant to the Company's consolidated financial statements and was accounted for as a purchase.

On July 11, 1997, the Company acquired Tri-State Bank in Idaho for 253,955 shares of common stock. Tri-State was subsequently merged into Zions Bancorporation's wholly-owned subsidiary Zions First National Bank. The acquisition was not significant to the Company's consolidated financial statements and was accounted for as a pooling of interests.

On July 18, 1997, the Company acquired 27 Wells Fargo Bank Offices in Arizona, Nevada, and Utah and on September 20, 1997, the Company acquired 4 additional Wells Fargo Branches in Utah. The acquisitions were not significant to the consolidated financial statements and were accounted for as purchases.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


2.    MERGERS AND ACQUISITIONS (continued)

On October 17, 1997, the Company acquired Sun State Capital Corporation in Nevada and merged its subsidiary, Sun State Bank, into the Company's wholly-owned subsidiary, Nevada State Bank. The Company issued 584,236 shares of common stock and paid $16.1 million in cash in the acquisition. The acquisition was not significant and was accounted for as a purchase.

On November 14, 1997, the Company acquired GB Bancorporation and its banking subsidiary Grossmont Bank, in San Diego, California for 4,702,048 shares of common stock. The merger was accounted for as a pooling of interests. GB Bancorporation's total assets were approximately $814 million on the acquisition date. Total interest and noninterest income and net income of GB Bancorporation for the year ended December 31, 1996 were $43,412,000 and $6,073,000, respectively. The Company's total interest and noninterest income and net income, prior to restatement for the acquisition of GB Bancorporation, were $589,849,000 and $101,350,000, respectively, for the year ended December 31, 1996. Total GB Bancorporation interest and noninterest income and net income for the period January 1 through November 14, 1997 were $52,254,000 and $8,447,000, respectively. Total interest and noninterest income and net income of GB Bancorporation for the year ended December 31, 1997 were $61,608,000 and $10,530,000, respectively. The acquisition was considered significant and prior year amounts have been restated.

On January 6, 1998, the Company acquired Vectra Banking Corporation and its banking subsidiary Vectra Bank located in Denver, Colorado for 4,021,303 shares of common stock. Vectra Banking Corporation had total assets of approximately $728 million (unaudited) at the date of acquisition. This transaction will be accounted for as a pooling of interests.

On January 23, 1998, the Company acquired Sky Valley Bank Corp. in Alamosa, Colorado, and its banking subsidiary, The First National Bank in Alamosa for 572,817 shares of common stock. Sky Valley Bank Corp. had total assets of approximately $122 million (unaudited) at the date of acquisition. The acquisition will be accounted for as a pooling of interests.

On September 4, 1997, the Company announced the definitive agreement to acquire Tri-State Finance Corporation and its banking subsidiary Tri-State Bank in Denver, Colorado in exchange for Zions Bancorporation common stock. As of December 31, 1997, Tri-State Finance Corporation had total assets of approximately $128 million (unaudited). The transaction is intended to be accounted for as a pooling of interests, and is expected to close in the first quarter of 1998.

On December 22, 1997, the Company announced a definitive agreement had been reached to acquire SBT Bankshares, Inc. in Colorado Springs, Colorado, and its banking subsidiary State Bank and Trust of Colorado Springs in exchange for Zions Bancorporation common stock. At December 31, 1997, SBT Bankshares, Inc. had total assets of approximately $86 million (unaudited). The transaction is intended to be accounted for as a pooling of interests and is expected to close in the second quarter of 1998.

On December 29, 1997, the Company announced a definitive agreement had been reached to acquire FP Bancorp, Inc. in Escondido, California, and its banking subsidiary First Pacific National Bank in exchange for Zions Bancorporation common stock. Total assets of FP Bancorp, Inc. were approximately $353 million (unaudited) as of December 31, 1997. This transaction is intended to be accounted for as a pooling of interests and is expected to close in the second quarter of 1998.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


2.    MERGERS AND ACQUISITIONS (continued)

On January 22, 1998, the Company announced a definitive agreement to acquire Routt County National Bank Corporation in Steamboat Springs, Colorado, and its banking subsidiary First National Bank of Colorado in exchange for Zions Bancorporation common stock. As of December 31, 1997, Routt County National Bank Corporation had total assets of approximately $93 million (unaudited). This transaction is intended to be accounted for as a pooling of interests and is expected to close in the second quarter of 1998.


3.    INVESTMENT SECURITIES

Investment securities as of December 31, 1997, are summarized as follows (in thousands):

                                                                             Held to maturity
                                                              ----------------------------------------------
                                                                             Gross      Gross     Estimated
                                                              Amortized   unrealized  unrealized    market
                                                                 cost        gains      losses      value
                                                              ----------  ----------  ----------  ----------
U.S. government agencies and corporations:
        Small Business Administration loan-backed securities  $  440,615       8,728         476     448,867
        Other agency securities                                1,409,835       6,844       1,079   1,415,600
States and political subdivisions                                210,675       5,384         808     215,251
Mortgage-backed securities                                        81,602       1,319          51      82,870
                                                              ----------  ----------  ----------  ----------
                                                              $2,142,727      22,275       2,414   2,162,588
                                                              ==========  ==========  ==========  ==========


                                                                   Available for sale
                                                 ----------------------------------------------------
                                                                  Gross        Gross       Estimated
                                                 Amortized     unrealized    unrealized      market
                                                    cost          gains        losses        value
                                                 ----------    ----------    ----------    ----------
U.S. Treasury securities                         $   31,387           319          --          31,706
U.S. government agencies                            169,767           171         3,329       166,609
State and political subdivisions                     25,858         1,082             8        26,932
Mortgage- and other asset-backed securities          27,815           468            35        28,248
                                                 ----------    ----------    ----------    ----------

                                                    254,827         2,040         3,372       253,495
Equity securities:
      Mutual funds:
           Accessor Funds, Inc.                     109,530         1,456            28       110,958
      Federal Home Loan Bank stock                   90,537          --            --          90,537
      Other stock                                    26,459         4,273            36        30,696

                                                 ----------    ----------    ----------    ----------

                                                 $  481,353         7,769         3,436       485,686
                                                 ==========    ==========    ==========    ==========

Investment securities as of December 31, 1996, are summarized as follows (in thousands):

                                                                                    Held to maturity
                                                                  ----------------------------------------------------
                                                                                   Gross        Gross       Estimated
                                                                  Amortized     unrealized    unrealized      market
                                                                     cost          gains        losses        value
                                                                  ----------    ----------    ----------    ----------
U.S. Treasury securities                                          $   29,573           230            24        29,779
U.S. government agencies and corporations:
        Small Business Administration loan-backed securities         487,748         5,269         1,232       491,785
        Other agency securities                                      629,271         2,292         2,409       629,154
States and political subdivisions                                    260,963         5,136           938       265,161
Mortgage-backed securities                                            67,854         1,143           122        68,875
                                                                  ----------    ----------   -----------    ----------
                                                                  $1,475,409        14,070         4,725     1,484,754
                                                                  ==========    ==========    ==========    ==========

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


3.    INVESTMENT SECURITIES (continued)


                                                                   Available for sale
                                                 ----------------------------------------------------
                                                                  Gross        Gross       Estimated
                                                 Amortized     unrealized    unrealized      market
                                                    cost          gains        losses        value
                                                 ----------    ----------    ----------    ----------
U.S. Treasury securities                         $   19,580            54             8        19,626
U.S. government agencies                            135,530           330         4,397       131,463
State and political subdivisions                     39,118         1,652             4        40,766
Mortgage- and other asset-backed securities          86,007           722         1,864        84,865
                                                 ----------    ----------    ----------    ----------

                                                    280,235         2,758         6,273       276,720
Equity securities:
      Mutual funds:
           Accessor Funds, Inc.                     109,071           390           361       109,100
      Federal Home Loan Bank stock                   79,593          --            --          79,593
      Other stock                                     8,168           577          --           8,745
                                                 ----------   -----------    ----------   -----------
                                                 $  477,067         3,725         6,634       474,158
                                                 ==========    ==========    ==========    ==========

The change in net unrealized holding gains (losses) on securities available for sale for the years ended December 31, 1997, 1996, and 1995, was $4,485,000, ($3,772,000), and $7,831,000, respectively, after related tax effect. These gains (losses) are collectively reported as a separate component of shareholders' equity with December 31, 1997 and 1996, balances of $2,678,000 and ($1,807,000), respectively, after related tax effect.

The amortized cost and estimated market value of investment securities as of December 31, 1997, by contractual maturity, excluding equity securities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

                                                 Held to maturity              Available for sale
                                            --------------------------     ---------------------------
                                                            Estimated                       Estimated
                                            Amortized         market        Amortized         market
                                               cost           value            cost            value
                                            ----------      ----------      ----------      ----------
Due in one year or less                     $  148,359         149,776          73,111          72,824
Due after one year through five years          803,195         811,934         117,302         116,834
Due after five years through ten years       1,025,697       1,033,464          44,452          44,328
Due after ten years                            165,476         167,414          19,962          19,509
                                            ----------      ----------      ----------      ----------
                                            $2,142,727       2,162,588         254,827         253,495
                                            ==========      ==========      ==========      ==========

Gross gains of $8,996,000, $372,000, and $1,129,000 and gross losses of $8,199,000, $257,000, and $1,277,000 were realized on sales and write downs of investment securities for the years ended December 31, 1997, 1996, and 1995, respectively.

As of December 31, 1997 and 1996, securities with an amortized cost of $744,339,000 and $605,114,000, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


4. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows (in thousands):

                                                      1997            1996
                                                   ----------      ----------
Loans held for sale                                $  178,642         150,467
Commercial, financial, and agricultural             1,216,591         904,076
Real estate:
      Construction                                    482,907         346,796
      Other                                         2,342,450       1,969,595
Consumer                                              450,422         334,764
Lease financing                                       176,419         159,825
Other receivables                                      66,994          12,167
                                                   ----------      ----------
                                                   $4,914,425       3,877,690
                                                   ==========      ==========

As of December 31, 1997 and 1996, loans with a carrying value of $153,661,000 and $73,661,000, respectively, were pledged as security for Federal Home Loan Bank advances.

During 1997, 1996, and 1995, sales of loans held for sale totaled $733 million, $654 million, and $437 million, respectively. Consumer and other loan securitizations totaled $951 million in 1997, $743 million in 1996, and $615 million in 1995, and relate primarily to loans sold under revolving securitization structures. Gain on the sales, excluding servicing, of both loans held for sale and loan securitizations amounted to $26.7 million in 1997, $24.4 million in 1996, and $14.0 million in 1995. Income related to securitizations is recognized on the basis of cash flows received from the securitized assets, which does not differ materially from immediate gain recognition.

The allowance for loan losses is summarized as follows (in thousands):

                                                       1997           1996           1995
                                                     --------       --------       --------
Balance at beginning of year                         $ 76,803         73,437         67,018
Allowance for loan losses of companies acquired         5,544          2,566          6,202
Additions:
      Provision for loan losses                         6,175          4,640          3,000
      Recoveries                                        6,316          6,083          5,900
Deductions:
      Loan charge-offs                                (14,357)        (9,923)        (8,683)
                                                     --------       --------       --------
Balance at end of year                               $ 80,481         76,803         73,437
                                                     ========       ========       ========

At December 31, 1997, 1996, and 1995, the allowance for loan losses includes an allocation of $8,852,000, $6,218,000, and $7,954,000, respectively, related to commitments to extend credit and standby letters of credit.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


4.    LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Nonperforming loans, leases, and related interest foregone are summarized as follows (in thousands):


                                     1997         1996         1995
                                   -------      -------      -------
Nonaccrual loans and leases        $11,907       12,704       10,875
Restructured loans and leases          691          857          249
                                   -------      -------      -------
        Total                      $12,598       13,561       11,124
                                   =======      =======      =======
Contractual interest due           $ 1,250        1,453        1,100
Interest recognized                    809          720          474
                                   -------      -------      -------
        Net interest foregone      $   441          733          626
                                   =======      =======      =======

The Company's total recorded investment in impaired loans included in nonaccrual loans and leases above, amounted to $7,117,000 and $7,752,000 as of December 31, 1997 and 1996, respectively. Included in the allowance for loan losses as of December 31, 1997 and 1996, is a required allowance of $46,000 and $25,000, respectively, on $290,000 and $1,030,000, respectively, of the recorded investment in impaired loans. Contractual interest due and interest foregone on impaired loans, both included in the calculations for nonperforming loans and leases above, totaled $554,000 and $204,000, respectively, for the year ended December 31, 1997, and $846,000 and $372,000, respectively, for the year ended December 31, 1996. The average recorded investment in impaired loans amounted to $6,421,000 in 1997 and $5,450,000 in 1996.


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

Most of the Company's business activity is with customers located within the states of Utah, Idaho, Nevada, Arizona, Colorado, and California. The commercial loan portfolio is well diversified, consisting of approximately 11 industry classification groupings. As of December 31, 1997, the larger concentrations of risk in the commercial loan and leasing portfolio are represented by the real estate and construction, business services and transportation, manufacturing, and retail industry groupings, which comprise approximately 29 percent, 19 percent, 9 percent, and 7 percent, respectively, of the portfolio. The Company has minimal credit exposure from lending transactions with highly leveraged entities and has no foreign loans.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


6.    PREMISES AND EQUIPMENT

The following table presents comparative data for premises and equipment (in thousands):


                                      1997          1996
                                    --------      --------
Land                                $ 27,651        21,065
Buildings                             74,313        57,292
Furniture and Equipment              125,378        99,764
Leasehold Improvements                15,342        13,204
                                    --------      --------
    Total                            242,684       191,325
 Less accumulated depreciation
    and amortization                 106,704        88,624
                                    --------      --------
                                    $135,980       102,701
                                    ========      ========

Depreciation and amortization expense totaled $18.0 million, $14.3 million and $11.0 million in 1997, 1996 and 1995, respectively.


7.    MORTGAGE SERVICING RIGHTS

Mortgage servicing rights are summarized as follows (in thousands):

                                    1997           1996           1995
                                  --------       --------       --------
Balance at beginning of year      $  5,447          2,023          2,748
Additions                            7,300          4,723            423
Amortization                        (2,152)        (1,299)        (1,148)
                                  --------       --------       --------
Balance at end of year            $ 10,595          5,447          2,023
                                  ========       ========       ========

At December 31, 1997 and 1996, the estimated fair value of mortgage servicing rights was $14.2 million and $8.9 million, respectively. Fair value is determined by discounting net estimated cash flows from mortgage servicing activities using discount rates, current market rates, and estimated prepayment rates among other assumptions. The Company did not incur any impairment of mortgage rights.


8.    DEPOSITS

Deposits are summarized as follows (in thousands):

                                         1997            1996
                                      ----------      ----------
Noninterest-bearing                   $1,782,716       1,345,698
Interest-bearing:
      Savings and NOW                    812,019         630,568
      Money market and super NOW       2,666,256       2,079,744
      Time under $100,000              1,001,710         708,077
      Time over $100,000                 408,717         241,313
      Foreign                            183,044         114,292
                                      ----------      ----------
                                      $6,854,462       5,119,692
                                      ==========      ==========

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


8.    DEPOSITS (continued)

Interest expense on deposits is summarized as follows (in thousands):

                                          1997          1996          1995
                                        --------      --------      --------
Savings and money market deposits:
      Savings and NOW                   $ 21,492        19,924        22,705
      Money market and super NOW          89,390        71,941        60,375
                                        --------      --------      --------
                                        $110,882        91,865        83,080
                                        ========      ========      ========
Time deposits:
      Under $100,000                    $ 45,070        37,838        32,653
      Over $100,000                       18,065        12,212         7,930
Foreign                                    6,354         5,391         7,179
                                        --------      --------      --------
                                        $ 69,489        55,441        47,762
                                        ========      ========      ========

At December 31, 1997, the scheduled maturities of time deposits are as follows (in thousands):

            1998                            $1,089,353
            1999                               176,053
            2000                                91,076
            2001                                24,966
            2002 and thereafter                 28,979
                                            ----------
                                            $1,410,427
                                            ==========


9.    SECURITY REPURCHASE AGREEMENTS

Security repurchase agreements represent funds borrowed on a short-term basis through the sale of securities to counterparties under agreements to repurchase the same securities. The Company participates in overnight and term repurchase agreements. Most of the overnight agreements are performed with sweep accounts in conjunction with a master repurchase agreement. In this case, securities are pledged for and interest is paid on the collected balance of the customers' accounts. The average interest rates pertaining to outstanding repurchase agreements at December 31, 1997 were 5.8 percent for U.S. Treasuries, 4.9 percent for U.S. government agencies, and 5.2 percent for Small Business Administration pools. The average interest rates at December 31, 1996 were 5.8 percent for U.S. Treasuries, and 5.1 percent for U.S. government agencies, Small Business Administration pools, and mortgage - and other asset-backed securities.

Repurchase agreements as of December 31, 1997 are summarized as follows (in thousands):


                                                                                   Market value
                                            Carrying      Accrued        Total     of underlying
                                             amount       interest     liability      assets
                                          -----------   -----------   -----------  -------------
U.S. Treasuries:
      On demand                           $    25,770            10        25,780        25,604
      Up to 30 days                           198,228            80       198,308       197,208
      30 to 60 days                             2,940            31         2,971         2,868
                                          -----------   -----------   -----------   -----------
                                              226,938           121       227,059       225,680

U.S. government agencies - overnight          748,291            98       748,389       763,691
SBA pools - on demand                           1,537            10         1,547         2,140
                                          -----------   -----------   -----------   -----------
                  Total                   $   976,766           229       976,995       991,511
                                          ===========   ===========   ===========   ===========

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


9.    SECURITY REPURCHASE AGREEMENTS (continued)

Repurchase agreements as of December 31, 1996 are summarized as follows (in thousands):

                                                                                 Market value
                                         Carrying       Accrued       Total     of underlying
                                          amount       interest     liability       assets
                                       -----------   -----------   -----------  ------------
U.S. Treasuries:
      Overnight                        $   156,909            30       156,939       157,014
      On demand                             28,000             9        28,009        27,712
      Up to 30 days                          1,335             2         1,337         1,315
      30 to 60 days                         13,011            84        13,095        13,042
                                       -----------   -----------   -----------   -----------
                                           199,255           125       199,380       199,083
U.S. government agencies:
      Overnight                            375,672            45       375,717       375,914
      On demand                              2,263           117         2,380         2,060
      30 to 60 days                          1,903            33         1,936         1,956
                                       -----------   -----------   -----------   -----------
                                           379,838           195       380,033       379,930
SBA pools:
      Overnight                            177,352            21       177,373       177,824
      On demand                             14,056           583        14,639        14,253
                                       -----------   -----------   -----------   -----------
                                           191,408           604       192,012       192,077
Mortgage- and other asset-
    backed securities - overnight              860          --             860           860
                                       -----------   -----------   -----------   -----------
                  Total                $   771,361           924       772,285       771,950
                                       ===========   ===========   ===========   ===========

The average amount of outstanding repurchase agreements was approximately $1,837,795,000 during 1997, and the maximum amount outstanding at any month-end during 1997 was approximately $2,219,006,000.


10.   INCOME TAXES

Income taxes are summarized as follows (in thousands):

                      1997         1996         1995
                    -------      -------      -------
Federal:
      Current       $54,168       43,050       32,988
      Deferred        2,939        4,695        2,856
State                 8,104        8,356        5,943
                    -------      -------      -------
                    $65,211       56,101       41,787
                    =======      =======      =======

A reconciliation between income tax expense computed using the statutory federal income tax rate of 35 percent and actual income tax expense is as follows (in thousands):

                                                    1997           1996           1995
                                                  --------       --------       --------
Income tax expense at statutory federal rate      $ 65,651         57,336         43,460
State income tax, net                                5,268          5,430          3,863
Nondeductible expenses                               2,832          1,611          1,159
Nontaxable interest                                 (5,720)        (5,881)        (4,317)
Tax credits                                         (1,826)        (1,597)        (1,446)
Deferred tax assets realized                          --             --             (766)
Decrease in valuation allowance                       (761)           (66)          --
Other items                                           (233)          (732)          (166)
                                                  --------       --------       --------
           Income tax expense                     $ 65,211         56,101         41,787
                                                  ========       ========       ========

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


10.   INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996, are presented below (in thousands):

                                                                        1997           1996
                                                                      --------       --------
Gross deferred tax assets:
      Book loan loss deduction in excess of tax                       $ 30,441         29,045
      Postretirement benefits                                            2,517          3,641
      Deferred compensation                                              6,148          3,931
      Deferred loan sales                                                1,767          1,458
      Deferred agreements                                                3,427           --
      Capital leases                                                       291            322
      Acquired net operating losses                                      2,759          4,008
      Other                                                              8,586          7,997
                                                                      --------       --------
         Total deferred tax assets                                      55,936         50,402
      Less valuation allowance                                            --             (761)
                                                                      --------       --------
         Total deferred tax assets net of valuation allowance           55,936         49,641
Gross deferred tax liabilities:
      Premises and equipment, due to differences in depreciation        (5,226)        (5,031)
      FHLB stock dividends                                             (15,536)       (12,655)
      Leasing operations                                               (21,396)       (15,116)
      Prepaid pension reserves                                            (818)        (1,119)
      Mortgage servicing                                                (1,513)          (959)
      Other                                                             (1,992)          (452)
                                                                      --------       --------
         Total deferred tax liabilities                                (46,481)       (35,332)
                                                                      --------       --------

Statement No. 115 market equity adjustment                              (1,655)         1,102
                                                                      --------       --------
         Net deferred tax assets                                      $  7,800         15,411
                                                                      ========       ========

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

The Company has net operating loss carryforwards totaling $16,825,000 that expire in the years 2006 and 2007.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


11.   FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The following table presents comparative data for FHLB advances and other borrowings over one year:

                                                                         1997          1996
                                                                       --------      --------
Medium Term Note payable by parent, 6.03%, due in 1999                 $ 50,000          --
FHLB advances payable by subsidiaries, 5.46%-7.30%, due 1998-2014       153,681        73,661
Notes payable, 7.84%-8.08%, due 2005-2006                                 7,000         8,214

                                                                       --------      --------

                                                                       $210,681        81,875
                                                                       ========      ========

Federal Home Loan Bank advances as of December 31, 1997 and 1996, include $148,610,000 and $73,661,000, respectively, borrowed by Zions First National Bank (ZFNB), a wholly-owned subsidiary, under its line of credit with the Federal Home Loan Bank of Seattle. The line of credit provides for borrowing of amounts up to ten percent of total assets. The line of credit is secured under a blanket pledge whereby ZFNB maintains unencumbered security with par value, which has been adjusted using a pledge requirement percentage based upon the types of securities pledged, equal to at least 100 percent of outstanding advances, and Federal Home Loan Bank stock.

Federal Home Loan Bank advances, as of December 31, 1997 also include $5,000,000 borrowed by Centennial Savings Bank, F.S.B. (Centennial), a wholly-owned subsidiary, from the Federal Home Loan Bank of Topeka. The note is secured with a blanket pledge whereby Centennial maintains unencumbered security with par value equal to at least 100 percent of the note outstanding and Federal Home Loan Bank stock. There are no withdrawal and usage restrictions on advances from the Federal Home Loan Bank of either Seattle or Topeka.

Maturities of Federal Home Loan Bank advances and other borrowings over one year are as follows (in thousands):

              1998                        $ 16,638
              1999                          71,657
              2000                           9,440
              2001                           2,427
              2002                           2,121
              Thereafter                   108,398

                                          --------

                                          $210,681
                                          ========


12.   LONG-TERM DEBT

Long-term debt is summarized as follows (in thousands):

                                                                         1997          1996
                                                                      --------      --------
Guaranteed preferred beneficial interests in junior subordinated
   deferrable interest debentures                                     $207,500       200,000
Subordinated notes                                                      50,000        50,000
Capital leases and other notes payable                                   1,066         1,620
                                                                      --------      --------
                                                                      $258,566       251,620
                                                                      ========      ========

The Guaranteed Preferred Beneficial Interests in Junior Subordinated Deferrable Interest Debentures include $200 million of 8.536 percent debentures issued by Zions Institutional Capital Trust A (ZICTA) and $7.5 million of 10.25 percent debentures issued by GB Capital Trust (GBCT).

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


12.   LONG-TERM DEBT (continued)

The ZICTA debentures are direct and unsecured obligations of ZFNB and are subordinate to the claims of depositors and general creditors. The Company has irrevocably and unconditionally guaranteed all of ZFNB's obligations under the debentures. The GBCT debentures are direct and unsecured obligations of the Company through the acquisition of GB Bancorporation, and are subordinate to other indebtedness and general creditors of the Company. Both ZICTA and GBCT debentures have the right, with the approval of banking regulators, to early redemption in 2006 and 2007, respectively. ZICTA and GBCT debentures require semiannual interest payments and mature on December 15, 2026 and January 15, 2027, respectively.

Subordinated notes consists of $50,000,000 of 8-5/8 percent notes that mature in 2002. These notes are not redeemable prior to maturity. The subordinated notes are unsecured and require semiannual interest payments in April and October.

The Company has plans to retire a portion of both the $50.0 million, 8-5/8 percent subordinated notes and the $7.5 million, 10.25 percent GBCT Junior Subordinated Debentures. It is anticipated that the Company will recognize a loss on these retirements. As of December 31, 1997, this loss is indeterminate.

Maturities and sinking fund requirements on long-term debt at December 31, 1997 for each of the succeeding five years are as follows (in thousands):

                                          Consoli-dated        Parent only
                                          -------------       -------------
               1998                       $         152                   -
               1999                                  97                   -
               2000                                 107                   -
               2001                                  83                   -
               2002                              50,091              50,000
               Thereafter                       208,036               7,732

                                          -------------       -------------

                                         $     258,566              57,732
                                          =============       =============


13.   COMMITMENTS AND CONTINGENT LIABILITIES

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

Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of the Company's customers are as follows (in thousands):


                                      1997            1996
                                  ----------      ----------

Commitments to extend credit      $2,417,229       1,958,995
Standby letters of credit:
      Performance                     79,216          80,281
      Financial                       27,903          31,261
Commercial letters of credit           9,336           5,252

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


13.   COMMITMENTS AND CONTINGENT LIABILITIES (continued)

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

Establishing commitments to extend credit gives rise to credit risk. As of December 31, 1997, a significant portion of the Company's commitments is expected to expire without being drawn upon; commitments totaling $1,974,106,000 expire in 1998. As a result, the Company's actual future credit exposure or liquidity requirements will be lower than the contractual amounts of the commitments. The Company uses the same credit policies and procedures in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.

Standby and commercial letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include commitments in the amount of $102,752,000 expiring in 1998 and $4,367,000 expiring thereafter through 2006. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary.

Notional values of interest rate contracts are summarized as follows (in thousands):

                                  1997            1996
                               ----------      ----------
Caps and floors - written      $1,052,000         825,000
Swaps - fixed                     701,331         285,000
Forwards                           87,565          44,961
Options                             3,000            --

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

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


13.   COMMITMENTS AND CONTINGENT LIABILITIES (continued)

Interest rate caps and floors obligate one of the parties to the contract to make payments to the other if an interest rate index exceeds a specified upper "capped" level or if the index falls below a specified "floor" level. The interest rate caps and floors to which the Company is a party at December 31, 1997, have remaining terms of four years.

Interest rate swaps generally involve the exchange of fixed and variable rate interest payment obligations based on an underlying notional value, without the exchange of the notional value. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contract but also the interest rate risk associated with unmatched positions. Swaps to which the Company is a party at December 31, 1997, have remaining terms ranging from 1 to 6 years.

Forwards are contracts for the delayed delivery of financial instruments in which the seller agrees to deliver on a specified future date, a specified instrument, at a specified price or yield. As of December 31, 1997, the Company's forward contracts have remaining terms ranging from one to four months. An option contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument or commodity at a predetermined rate or price on a specified future date.

As a market maker in U.S. government, agency, and municipal securities, the Company enters into agreements to purchase and sell such securities. As of December 31, 1997 and 1996, the Company had outstanding commitments to purchase securities of $76,870,000 and $96,487,000, respectively, and outstanding commitments to sell securities of $75,717,000 and $68,772,000, respectively. These agreements at December 31, 1997, have remaining terms of one month or less.

The contract or notional amount of financial instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the actual level of risk. As of December 31, 1997 and 1996, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments described herein totaled $296,823,000 and $263,029,000, respectively.

The Company has $50.0 million available in lines of credit from two separate institutions. At December 31, 1997, ZFNB had drawn $44.0 million on these lines, with interest rates ranging from 6.21 percent to 6.27 percent. There were no compensating balance arrangements on either of these lines of credit.

The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material adverse effect on its consolidated financial position, operations, or liquidity.

In connection with loans sold to (or serviced for) others, the Company is subject to recourse obligations on approximately $26 million as of December 31, 1997.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


13.   COMMITMENTS AND CONTINGENT LIABILITIES (continued)

The Company has commitments for leasing premises and equipment under the terms of noncancelable operating leases expiring from 1997 to 2031. Future aggregate minimum rental payments under existing noncancelable leases at December 31, 1997 are as follows (in thousands):

                                                          Real
                                           Real         property
                                         property,         and
                                         capital-       equipment,
                                           ized         operating
                                        ----------      ---------
               1998                     $     171           8,012
               1999                           171           6,579
               2000                           171           5,165
               2001                           173           4,119
               2002                           173           3,098
               Thereafter                     337           2,575
                                        ----------      ---------
                                        $   1,196          29,548
                                        ==========      =========

Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: 1998, $304,000; 1999, $216,000; 2000, $183,000; 2001,
$162,000; 2002, $162,000; and thereafter $7,129,000. Aggregate rental expense on operating leases amounted to $9,970,000, $8,292,000, and 6,832,000 for the years ended December 31, 1997, 1996, and 1995, respectively.


14.   STOCK OPTIONS

The Company adopted a qualified stock option plan in 1981, under which stock options may be granted to key employees; and a nonqualified plan under which options may be granted to nonemployee directors. Under the qualified plan and nonqualified plan, respectively, 3,244,000 and 400,000 shares of common stock were reserved. In connection with the acquisition of Aspen in 1997, Aspen's outstanding qualified stock options were converted into 184,991 qualified stock options of the Company, effectively increasing the number of common stock shares reserved.

Qualified options are granted at a price not less than 100 percent of the fair market value of the stock at the date of grant. Options granted are generally exercisable in increments from one to four years after the date of grant and expire six years after the date of grant. Under the nonqualified plan, options expire five to ten years from the date of grant. At December 31, 1997, there were 227,812 and 320,000 additional shares available for grant under the qualified plan and nonqualified plan, respectively.

The per share weighted-average fair value of stock options granted during 1997, 1996, and 1995 was $10.74, $5.06, and $2.34, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                  1997          1996          1995
                               ---------     ---------     ---------
Expected dividend yield            1.55%         2.24%         3.27%
Risk-free interest rate            6.54%         6.00%         6.10%
Expected volatility               22.18%        23.29%        27.04%
Expected life                  3.5 years     3.5 years     3.5 years

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


14.   STOCK OPTIONS (continued)

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                    1997             1996            1995
                                -----------      -----------     -----------
Net income (in thousands):
    As reported                 $   122,362          107,423          82,386
    Pro forma                       120,396          106,868          82,315

Earnings per share:
    As reported:
        Basic                   $      1.92             1.70            1.39
        Dilutive                       1.89             1.68            1.37
    Pro forma:
        Basic                          1.89             1.69            1.38
        Dilutive                       1.86             1.68            1.37

Pro forma net income reflects only options granted in 1997, 1996, and 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost of options granted prior to January 1, 1995 is not considered.

The following table is a summary of the Company's stock option activity and related information for the three years ended December 31, 1997:

                                                               Weighted-
                                              Number           average
                                              of               exercise
                                              shares            price
                                            ----------       ----------
Balance at December 31, 1994                 1,575,284       $     6.22
      Granted                                  280,900            10.66
      Exercised                               (525,528)            4.64
      Forfeited                                (33,260)            7.71
                                            ----------
Balance at December 31, 1995                 1,297,396             7.79
      Granted                                  740,520            14.01
      Exercised                               (395,920)            5.83
      Forfeited                                (72,200)            3.53
      Expired                                  (10,000)            6.03
                                            ----------
Balance at December 31, 1996                 1,559,796            10.97
      Acquired                                 184,991            12.54
      Granted                                  528,304            29.86
      Exercised                               (644,967)            9.40
      Forfeited                                (46,032)           13.25

                                            ----------

Balance at December 31, 1997                 1,582,092            18.04
                                            ==========
Outstanding options exercisable as of:
      December 31, 1997                        540,608            11.01
      December 31, 1996                        343,308             7.41
      December 31, 1995                        530,372             5.28

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


14.   STOCK OPTIONS (continued)

Selected information on stock options as of December 31, 1997 follows:

                                          Outstanding options                                       Exercisable options
                     --------------------------------------------------------------         ----------------------------------

                                                                       Weighted-

                                              Weighted-                 average                                   Weighted-
 Exercise price                                average               remaining life         Number of         average exercise
    range            Number of options      exercise price              (years)              options                price
 --------------      -----------------      --------------           --------------         ---------         ----------------
 $2.38 to $3.81           156,800              $   2.55                  4.60                106,400              $   2.44
 $6.50 to $14.73          545,716                 10.56                  3.32                319,904                 10.70
$18.13 to $31.00          879,576                 25.43                  5.18                114,304                 19.85

                        ---------                                                            -------

                        1,582,092                $18.04                  4.48                540,608                $11.01
                        =========                                                            =======


15.   COMMON STOCK

Changes in common stock are summarized as follows (amounts in thousands, except share amounts):

                                          Shares            Amount
                                       -----------       -----------
Balance at December 31, 1994            58,238,208       $    79,193

Stock redeemed and retired              (1,500,160)          (18,523)
Stock options:
      Shares tendered and retired          (86,340)             --
      Exercised                            525,528             2,081
Acquisition                              5,596,044            50,726
                                       -----------       -----------
Balance at December 31, 1995            62,773,280           113,477

Stock redeemed and retired              (1,096,992)          (21,635)
Stock options:
      Shares tendered and retired          (58,520)             --
      Exercised                            395,920             1,749
Acquisition                              1,454,792            26,200
                                       -----------       -----------
Balance at December 31, 1996            63,468,480           119,791

Stock redeemed and retired              (3,572,603)         (119,725)
Stock options:
      Shares tendered and retired          (28,553)             --
      Exercised                            421,991             4,321
Acquisitions                             3,672,785           117,835

                                       -----------       -----------

Balance at December 31, 1997            63,962,100       $   122,222
                                       ===========       ===========

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


15.   COMMON STOCK (continued)

Basic and diluted earnings per common share, based on the weighted-average outstanding shares, are summarized as follows (in thousands):

(in thousands)                                         1997          1996          1995
                                                     --------      --------      --------
Basic:
    Net income                                       $122,362       107,423        82,385
    Less preferred dividends                               41            36            38
                                                     --------      --------      --------
    Net income applicable to common stock             122,321       107,387        82,347
                                                     ========      ========      ========
    Average common shares outstanding                  63,868        63,194        59,435
                                                     ========      ========      ========
    Net income per common share - basic                  1.92          1.70          1.39
                                                     ========      ========      ========
Diluted:
    Net income applicable to common stock             122,321       107,387        82,347
                                                     ========      ========      ========
    Average common shares outstanding                  63,868        63,194        59,435
    Stock option adjustment                               761           593           578
                                                     --------      --------      --------
    Average common shares outstanding - diluted        64,629        63,787        60,013
                                                     ========      ========      ========
    Net income per common share - diluted                1.89          1.68          1.37
                                                     ========      ========      ========


16.   SHAREHOLDERS' PROTECTION RIGHTS PLAN

The Company has in place a Shareholders' Protection Rights Plan. The Shareholders' Protection Rights Plan contains provisions intended to protect shareholders in the event of unsolicited offers or attempts to acquire the Company, including offers that do not treat all shareholders equally, acquisitions in the open market of shares constituting control without offering fair value to all shareholders, and other coercive or unfair takeover tactics that could impair the Board of Directors' ability to represent shareholders' interests fully. The Shareholders' Protection Rights Plan provides that attached to each share of common stock is one right (a "Right") to purchase one one-hundredth of a share of Participating Preferred Stock for an exercise price of $90, subject to adjustment.

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

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


17.   REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.

The Company's and its largest banking subsidiary, Zions First National Bank's, actual capital amounts and ratios are as follows (in thousands):


                                                                               For capital adequacy
                                                             Actual                  purposes          To be well capitalized
                                                    ----------------------    ----------------------   ----------------------
                                                     Amount        Ratio       Amount        Ratio      Amount        Ratio
                                                    --------      --------    --------      --------   --------      --------
As of December 31, 1997:
      Total capital (to risk-weighted assets)
           The Company                              $773,245         13.75%   $449,950          8.00%  $562,437         10.00%
           Largest subsidiary                        604,475         18.22     265,430          8.00    331,788         10.00
      Tier I capital (to risk-weighted assets)
           The Company                               660,446         11.74     224,975          4.00    337,462          6.00
           Largest subsidiary                        362,951         10.94     132,715          4.00    199,073          6.00
      Tier I capital (to average assets)
           The Company                               660,446          6.75     293,537          3.00    489,229          5.00
           Largest subsidiary                        362,951          5.66     192,417          3.00    320,695          5.00

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


17.   REGULATORY MATTERS (continued)

                                                                               For capital adequacy
                                                             Actual                  purposes          To be well capitalized
                                                    ----------------------    ----------------------   ----------------------
                                                     Amount        Ratio       Amount        Ratio      Amount        Ratio
                                                    --------      --------    --------      --------   --------      --------
As of December 31, 1996:
      Total capital (to risk-weighted assets)
           The Company                              $777,430         17.52%   $354,934        8.00%    $443,668       10.00%
           Largest subsidiary                        568,159         19.47     233,485        8.00      291,857       10.00
      Tier I capital (to risk-weighted assets)
           The Company                               628,261         14.16     177,467        4.00      266,201        6.00
           Largest subsidiary                        331,484         11.36     116,743        4.00      175,114        6.00
      Tier I capital (to average assets)
           The Company                               628,261          8.70     216,758        3.00      361,262        5.00
           Largest subsidiary                        331,484          6.61     150,456        3.00      250,759        5.00


Dividends declared by the Company's national banking subsidiaries in any calendar year may not, without the approval of the appropriate federal regulator, exceed their net earnings for that year combined with their net earnings less dividends paid for the preceding two years. At December 31, 1997, the Company's subsidiaries had approximately $60.9 million available for the payment of dividends under the foregoing restrictions. In addition, the banking subsidiaries must meet various requirements and restrictions under the laws of the United States and state laws, including requirements to maintain cash reserves against deposits and limitations on loans and investments with affiliated companies. During 1997, cash reserve balances held with the Federal Reserve banks averaged approximately $34.2 million.


18.   RETIREMENT PLANS

The Company has a noncontributory defined benefit pension plan for eligible employees. Plan benefits are based on years of service and employees' compensation levels. Benefits vest under the plan upon completion of five years of service. Plan assets consist principally of corporate equity and debt securities, government fixed income securities, and cash investments.

The components of the net pension cost for the years ended December 31, 1997 and 1996, are as follows (in thousands):

                                                        1997           1996
                                                      --------       --------
Service cost - benefits earned during the period      $  3,316          3,575
Interest cost on projected benefit obligation            4,246          4,042
Actual return on assets                                (14,956)        (8,282)
Net amortization and deferrals                           9,065          3,666
Income from curtailment                                 (1,551)          --

                                                      --------       --------

           Net pension cost                           $    120          3,001
                                                      ========       ========

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


18.   RETIREMENT PLANS (continued)

Primary actuarial assumptions used in determining the net pension cost are as follows:

                                                                          1997            1996
                                                                        --------        --------
Assumed discount rate                                                       7.50%           7.00%
Assumed rate of increase in compensation levels                             5.00            5.00
Expected long-term rate of return on assets                                 9.00            9.00

The funded status of the plan as of December 31, 1997 and 1996, is as follows (in thousands):

                                                                          1997            1996
                                                                        --------        --------
Actuarial present value of benefit obligations:

      Vested benefit obligation                                         $(56,713)        (46,838)
                                                                        ========        ========

      Accumulated benefit obligation                                    $(59,903)        (52,546)
                                                                        ========        ========
Projected benefit obligation                                            $(65,083)        (60,542)
Plan assets at fair value                                                 71,972          59,127
                                                                        --------        --------

Overfunded (unfunded) projected benefit obligation                         6,889          (1,415)
Unrecognized net loss                                                      1,555           6,782
Unrecognized prior service cost                                           (3,804)           (807)
Unrecognized net transition asset                                         (1,147)         (1,782)
                                                                        --------        --------
Prepaid pension cost                                                    $  3,493           2,778
                                                                        ========        ========

Primary actuarial assumptions (future periods):
      Assumed discount rate                                                 7.00%           7.50%
      Assumed rate of increase in compensation levels                       5.00            5.00

Effective January 1, 1997, the plan was amended such that plan benefits are now defined as a lump-sum cash value rather than an annuity at age 65. The 1997 income from curtailment resulted from the merger of Grossmont Bank plan participants into the Company's plan at December 31, 1997.

The Company also sponsors an unfunded, nonqualified executive management pension plan, which restores pension benefits limited by federal tax law.

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

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


18.   RETIREMENT PLANS (continued)

The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996, as follows (in thousands):

                                                                         1997          1996
                                                                       -------       -------
Accumulated postretirement benefit obligation:
        Retirees                                                       $(1,653)       (2,181)
        Fully eligible active plan participants                         (1,052)         (836)
        Other active plan participants                                    (484)         (535)
                                                                       -------       -------

                                                                        (3,189)       (3,552)
Plan assets at fair value                                                 --            --
                                                                       -------       -------
Accumulated postretirement benefit obligation in
    excess of plan assets                                               (3,189)       (3,552)
Unrecognized net loss (gain)                                            (2,575)       (2,628)
                                                                       -------       -------
Accrued postretirement benefit cost included in other liabilities
                                                                       $(5,764)       (6,180)
                                                                       =======       =======

Net periodic postretirement benefit cost for 1997 and 1996, includes the following components (in thousands):

                                                            1997        1996
                                                           -----       -----
Service cost                                               $ 111         195
Interest cost                                                269         414
Net actuarial gain                                          (486)       --
                                                           -----       -----
             Net periodic postretirement benefit cost      $(106)        609
                                                           =====       =====

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5 percent at both December 31, 1997 and 1996.

The actuarial assumed health care cost trend rate is 7.5 percent for 1998, decreasing to an ultimate level of 5 percent for the years 2003 and thereafter. The effect of a one-percentage point increase in the assumed health care cost trend rate at December 31, 1997 would be a $1,000 increase to the aggregate service and interest cost components of the net periodic postretirement health care benefit cost and a $22,000 increase to the accumulated postretirement benefit obligation for health care benefits.

The Company has an Employee Stock Savings Plan and an Employee Investment Savings Plan (PAYSHELTER). Under PAYSHELTER, employees select from a nontax-deferred or tax-deferred plan and several investment alternatives. Employees can contribute from 1 to 15 percent of compensation, which is matched up to 50 percent by the Company for contributions up to 5 percent and 25 percent for contributions greater than 5 percent up to 10 percent. The Company's contributions to the plans amounted to $2,189,362, $1,726,000, and $1,404,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

The Company has an employee profit-sharing plan. Contributions to the plan are determined per a formula based on the Company's annual return on equity modified for certain effects related to business combinations (required minimum return of 14 percent). Accrued contributions to the plan amounted to $2,330,000, $1,835,000, and $1,592,000 for the years ended December 31, 1997, 1996, and
1995, respectively.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


19.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying value and estimated fair value of principal financial instruments are summarized as follows (in thousands):

                                                              December 31, 1997                  December 31, 1996
                                                      -------------------------------     -------------------------------
                                                        Carrying         Estimated          Carrying         Estimated
                                                          value          fair value          value           fair value
                                                      -------------     -------------     -------------     -------------
Financial assets:
      Cash and due from banks                         $     626,814           626,814           453,990           453,990
      Money market investments                              814,088           814,088           613,429           613,429
      Investment securities                               2,712,094         2,731,955         1,983,643         1,992,988
      Loans, net                                          4,791,169         4,827,998         3,760,346         3,772,392
                                                      -------------     -------------     -------------     -------------
             Total financial assets                   $   8,944,165         9,000,855         6,811,408         6,832,799
                                                      =============     =============     =============     =============
Financial liabilities:
      Demand, savings, and money market deposits      $   5,260,991         5,260,991         4,056,010         4,056,010
      Time deposits                                       1,410,427         1,407,243           949,390           950,751
      Foreign deposits                                      183,044           183,156           114,292           114,406
      Securities sold, not yet purchased                     45,067            45,067            76,831            76,831
      Federal funds purchased and security
         repurchase agreements                            1,270,875         1,270,875           926,768           926,768
      FHLB advances and other borrowings                    270,564           278,375            96,224            96,224
      Long-term debt                                        258,566           268,181           251,620           255,646
                                                      -------------     -------------     -------------     -------------

             Total financial liabilities              $   8,699,534         8,713,888         6,471,135         6,476,636
                                                      =============     =============     =============     =============
Off-balance sheet instruments:
      Caps and floors:
           Written                                    $      (1,099)           (1,099)           (4,372)           (4,372)
           Purchased                                           --                --                --                --
      Swaps - fixed                                            --               4,642              --               1,360
      Forwards                                                 --                (442)             --                  53
                                                      -------------     -------------     -------------     -------------
             Total off-balance sheet instruments      $      (1,099)            3,101            (4,372)           (2,959)
                                                      =============     =============     =============     =============

Financial assets and financial liabilities other than investment securities of the Company are not traded in active markets. The above estimates of fair value require subjective judgments and are approximate. Changes in the following methodologies and assumptions could significantly affect the estimates.

Financial Assets - The estimated fair value approximates the carrying value of cash and due from banks and money market investments. For securities, the fair value is based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or using a discounted cash flow model based on established market rates. The fair value of fixed-rate loans is estimated by discounting future cash flows using the London Interbank Offered Rate (LIBOR) yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. Variable-rate loans reprice with changes in market rates. As such their carrying amounts are deemed to approximate fair value. The fair value of the allowance for loan losses of $80,481,000 and $76,803,000 at December 31, 1997 and 1996, respectively, are the present value of estimated net charge-offs.

                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements


19.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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


20. QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)

Financial information by quarter for the three years ended December 31, 1997, is as follows (in thousands, except per share amounts):

                                       Provision        Income                          Diluted net
                           Net            for           before                           income per
                        interest         loan            income         Net             common share
                         income         losses           taxes         income             share
                         ------       ----------        -------        ------           ------------
1997:
 First quarter         $ 76,343           1,605          44,356          28,913            .45
 Second quarter          85,751           1,435          47,468          30,561            .47
 Third quarter           92,053           1,710          48,348          31,533            .48
 Fourth quarter          97,652           1,425          47,401          31,355            .48

                       --------           -----         -------         -------

                       $351,799           6,175         187,573         122,362           1.89

                       ========           =====         =======         =======

1996:
 First quarter         $ 66,140             700          37,889          24,940            .39
 Second quarter          70,271             960          40,025          26,376            .41
 Third quarter           73,283           1,330          42,059          27,333            .43
 Fourth quarter          79,472           1,650          43,551          28,774            .45

                       --------           -----         -------         -------

                       $289,166           4,640         163,524         107,423           1.68

                       ========           =====         =======         =======


                              ZIONS BANCORPORATION

                   Notes to Consolidated Financial Statements

20. QUARTERLY FINANCIAL INFORMATION  (UNAUDITED) (continued)

    1995:
     First quarter                           $  53,201      600    23,824   16,001      .27
     Second quarter                             55,897      850    31,270   20,521      .35
     Third quarter                              57,923      800    34,044   22,291      .38
     Fourth quarter                             66,526      750    35,034   23,572      .37

                                             ---------    -----   -------   ------

                                             $ 233,547    3,000   124,172   82,385     1.37

                                             =========    =====   =======   ======



21. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of Zions Bancorporation (parent only) follows:

                              ZIONS BANCORPORATION

                            Condensed Balance Sheets

                           December 31, 1997 and 1996
                                 (In thousands)



                                                                          1997            1996
                                                                        --------        --------
ASSETS
Cash and due from banks                                                $    938           1,932
Interest-bearing deposits                                                 2,241           3,528
Investment securities                                                    10,494           4,952
Loans, lease financing, and other receivables                             1,420              55
Investments in subsidiaries:
   Commercial banks and bank holding company                            787,359         597,932
   Other                                                                  5,828           6,191
Receivables from subsidiaries:
   Commercial banks                                                          --             176
   Other                                                                  2,945           1,433
Real estate held for rental purposes, at cost, less accumulated
 depreciation                                                             1,187           1,286
Premises and equipment, at cost, less accumulated depreciation              212             211
Other real estate owned                                                      13              54
Other assets                                                             17,758          16,254
                                                                       --------        --------
     Total assets                                                      $830,395         634,004
                                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued liabilities                                                    $ 23,203          21,175
Borrowings less than one year                                            44,000              --
Borrowings over one year                                                 50,000           8,214
Subordinated debt to subsidiary                                           7,732              --
Long-term debt                                                           50,000          50,005
                                                                       --------        --------
     Total liabilities                                                  174,935          79,394
                                                                       --------        --------
Shareholders' equity:
   Common stock                                                         122,222         119,791
   Net unrealized holding gains and losses on securities
      available for sale                                                  2,678          (1,807)

   Retained earnings                                                    530,560         436,626
                                                                       --------        --------
     Total shareholders' equity                                         655,460         554,610
                                                                       --------        --------
                                                                       $830,395         634,004
                                                                       ========        ========

                              ZIONS BANCORPORATION

                         Condensed Statements of Income

                  Years ended December 31, 1997, 1996, and 1995
                                 (In thousands)



                                                                       1997              1996             1995
                                                                    ---------         ---------         ---------
Interest income - interest and fees on loans and securities         $     940               895             2,419
Interest expense - interest on borrowed funds                           7,238             5,509             5,314
                                                                    ---------         ---------         ---------
    Net interest loss                                                  (6,298)           (4,614)           (2,895)
                                                                    ---------         ---------         ---------
Other income:
  Dividends from consolidated subsidiaries:
    Commercial banks                                                   98,234            48,438            30,095
    Other                                                                 500             1,000                --
  Other income                                                          5,404             4,010             3,131
                                                                    ---------         ---------         ---------
                                                                      104,138            53,448            33,226
                                                                    ---------         ---------         ---------
Expenses:
  Salaries and employee benefits                                        7,768             6,472             5,262
  Operating expenses                                                    6,029             1,847               495
                                                                    ---------         ---------         ---------
                                                                       13,797             8,319             5,757
                                                                    ---------         ---------         ---------

Income before income tax benefit                                       84,043            40,515            24,574
Income tax benefit                                                     (6,185)           (3,110)           (2,157)
                                                                    ---------         ---------         ---------

Income before equity in undistributed income of consolidated
 subsidiaries                                                          90,228            43,625            26,731
                                                                    ---------         ---------         ---------

Equity in undistributed income of consolidated subsidiaries:
   Commercial banks and bank holding company                           32,485            63,172            54,751
   Other                                                                 (351)              626               903
                                                                    ---------         ---------         ---------
                                                                       32,134            63,798            55,654
                                                                    ---------         ---------         ---------
    Net income                                                      $ 122,362           107,423            82,385
                                                                    =========         =========         =========

                              ZIONS BANCORPORATION

                       Condensed Statements of Cash Flows

                  Years ended December 31, 1997, 1996, and 1995
                                 (In thousands)



                                                                   1997              1996               1995
                                                                 ---------         ---------         ---------
  Cash flows from operating activities:
  Net income                                                     $ 122,362           107,423            82,385
  Adjustments to reconcile net income  to
   net cash provided by operating activities:
    Undistributed net income of consolidated subsidiaries          (32,134)          (63,798)          (55,654)
    Depreciation of premises and equipment                             161               440               678
    Amortization of intangibles                                        714               692               612
    Other                                                           (5,811)            8,815             3,441
                                                                 ---------         ---------         ---------

      Net cash provided by operating activities                     85,292            53,572            31,462
                                                                 ---------         ---------         ---------

Cash flows from investing activities:
 Net decrease (increase) in interest-bearing deposits                1,287            12,975           (13,677)
 Collection of advances to subsidiaries                              2,890             1,176            34,683
 Advances to subsidiaries                                           (4,226)           (1,921)           (7,755)
 Increase of investment in subsidiaries                            (31,430)              (30)             (386)
 Purchase of other assets                                               --           (12,000)               --
 Other                                                              (3,376)           (3,611)            3,625
                                                                 ---------         ---------         ---------

      Net cash provided by (used in) investing activities          (34,855)           (3,411)           16,490
                                                                 ---------         ---------         ---------

Cash flows from financing activities:
 Net change in borrowings under one year                            44,000                --            (8,001)
 Proceeds from borrowings over one year                             50,000                --                --
 Payments on borrowings over one year                               (8,214)           (1,429)             (357)
 Proceeds from issuance of long-term debt                            7,732                --                --
 Payments on long-term debt                                             (5)           (4,715)           (1,469)
 Proceeds from issuance of common stock                              3,168             1,178             1,291
 Payments to redeem common stock                                  (119,725)          (21,635)          (18,523)
 Dividends paid                                                    (28,387)          (24,997)          (20,554)
                                                                 ---------         ---------         ---------

     Net cash used in financing activities                         (51,431)          (51,598)          (47,613)
                                                                 ---------         ---------         ---------

Net increase (decrease) in cash and due from banks                    (994)           (1,437)              339

Cash and due from banks at beginning of year                         1,932             3,369             3,030
                                                                 ---------         ---------         ---------

Cash and due from banks at end of year                           $     938             1,932             3,369
                                                                 =========         =========         =========

The parent company paid interest of $6,179,000, $5,282,000, and $5,797,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

                              ZIONS BANCORPORATION

                    Condensed Statements of Retained Earnings

                  Years ended December 31, 1997, 1996, and 1995
                                 (In thousands)




                                                                      1997              1996              1995
                                                                   ---------           -------           -------
Balance at beginning of year                                       $ 436,626           354,236           292,443
Net income                                                           122,362           107,423            82,385
Cash dividends:
   Preferred, paid by subsidiaries to minority shareholders              (41)              (36)              (38)
   Common, per share of $.4700 in 1997, $.4250 in 1996, and
     $.3525 in 1995                                                  (28,387)          (24,997)          (20,554)
                                                                   ---------           -------           -------
Balance at end of year                                             $ 530,560           436,626           354,236
                                                                   =========         =========         =========

The selected quarterly financial data information required by this item appears on pages 32 and 87 under the caption "QUARTERLY FINANCIAL INFORMATION (UNAUDITED)."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item, to the extent not included under the caption "Executive officers of the registrant" in Part I of this report, will appear on pages 2 through 6 of the definitive Proxy Statement. Information relating to the directors and executive officers on pages 2 through 6, and information required by Item 405 of Regulation S-K as set forth beginning in the last paragraph on page 7 of the definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be held April 24, 1998, is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item appearing on pages 8 through 16 of the definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be held April 24, 1998, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appearing on pages 6 and 7 of the definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be held April 24, 1998, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appearing on page 17 of the definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be held April 24, 1998, is incorporated herein by reference.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are part of this report and appear on the pages indicated:

                                                                                          Page
    (1)  Financial Statements:

         Independent Auditors' Report                                                       55

         Consolidated Balance Sheets - December 31, 1997 and 1996                           56

         Consolidated Statements of Income - Years ended December 31, 1997,
         1996, and 1995                                                                     57

         Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996, and
         1995                                                                               58

         Consolidated Statements of Retained Earnings Years ended December 31, 1997, 1996,
           and 1995                                                                         59

         Notes to Consolidated Financial Statements                                         60

     (2) Financial Statement Schedules:

         Schedules are omitted because the information is either not required, not applicable, or is included in Part II, Items 6-8 of this report.

     (3) Exhibits:

         The exhibits listed on the Exhibit Index which follow this report are filed or are incorporated herein by reference.

(b)   Reports on Form 8-K

         Zions Bancorporation did not file any reports on Form 8-K during the quarter ended December 31, 1997

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



March 20, 1998                                 ZIONS BANCORPORATION

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

                                 March 20, 1998


       /s/ Harris H. Simmons                          /s/ Dale M. Gibbons
--------------------------------------------    -------------------------------------------
HARRIS H. SIMMONS, President, Chief             DALE M. GIBBONS, Secretary, Executive
Executive Officer and Director                  Vice President, and Chief Financial
                                                Officer


      /s/ Roy W. Simmons                              /s/ Walter E. Kelly
--------------------------------------------    -------------------------------------------
ROY W. SIMMONS, Chairman and Director           WALTER E. KELLY, Controller


--------------------------------------------    -------------------------------------------
JERRY C. ATKIN, Director                        ROBERT G. SARVER, Director


      /s/ Grant R. Caldwell
--------------------------------------------    -------------------------------------------
GRANT R. CALDWELL, Director                     L.E. SIMMONS, Director


      /s/ R. D. Cash                                  /s/ I. J. Wagner
--------------------------------------------    -------------------------------------------
R. D. CASH, Director                            I. J. WAGNER, Director


     /s/ Richard H. Madsen
--------------------------------------------    -------------------------------------------
RICHARD H. MADSEN, Director                     ROGER B. PORTER, Director

                                  EXHIBIT INDEX
                    FILED AS PART OF THIS REPORT ON FORM 10-K
                    (Pursuant to Item 601 of Regulations S-K)

Exhibit no.   Description and method of filing
------------  -----------------------------------------------------------------
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

    3.3       Articles of Amendment to the Restated Articles of Incorporation of
              Zions Bancorporation dated April 30, 1997 and filed with the
              Department of Business Regulation, Division of Corporations of the
              State of Utah, on May 2, 1997 (incorporated by reference to
              Exhibit 3.1 of Zions Bancorporation's Quarterly Report on Form
              10-Q for the quarter ended June 30, 1997, File No. 0-2610)              *

     4        Shareholder Protection Rights Agreement, dated as of September 27,
              1996, between Zions Bancorporation and Zions First National Bank as Rights Agent (incorporated by reference to Exhibit 1 to the
              Registrant's Form 8-K, filed  October 12, 1996)                         *

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

                                  EXHIBIT INDEX
              FILED AS PART OF THIS REPORT ON FORM 10-K (continued)

Exhibit no.   Description and method of filing
------------  -----------------------------------------------------------------
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

    10.9       Zions Bancorporation Senior Management Value Sharing Plan, Award
               Period 1994-1997 (incorporated by reference to Exhibit 10.9 of
               Zions Bancorporation's Annual Report on Form 10-K for the year
               end December 31, 1994)                                                 *

   10.10       Zions Bancorporation Senior Management Value Sharing Plan, Award
               Period 1995-1998 (incorporated by reference to Exhibit 10.14 of
               Zions Bancorporation's Annual Report on Form 10-K for the year
               ended December 31, 1995)                                               *

   10.11       Zions Bancorporation Senior Management Value Sharing Plan, Award
               Period 1996-1999 (incorporated by reference to Exhibit 10.16 of
               Zions Bancorporation's Annual Report on Form 10-K for the year
               ended December 31, 1996)                                               *

   10.12       Zions Bancorporation Executive Management Pension Plan
               (incorporated by reference to Exhibit 10.10 of Zions
               Bancorporation's Annual Report on Form 10-K for the year ended
               December 31, 1994)                                                     *

   10.13       Employment Agreement between Zions Bancorporation and
               Mr. John Gisi (incorporated by reference to Exhibit 10.13 of
               Zions Bancorporation's Annual Report on Form 10-K for the year
               ended December 31, 1995)                                               *

   10.14       Zions Bancorporation Non-Employee Directors Stock Option Plan
               approved by the shareholders of the Company on April 26, 1996
               (incorporated by reference to Exhibit 10 of Zions
               Bancorporation's Quarterly Report on Form 10-Q for the quarter
               ended June 30, 1996)                                                   *

   10.15       Zions Bancorporation Pension Plan amended and restated effective
               April 1, 1997 (incorporated by reference to Exhibit 10 of Zions
               Bancorporation's Quarterly Report on Form 10-Q for the quarter
               ended March 31, 1997, File No. 0-2610)                                 *

                                  EXHIBIT INDEX
              FILED AS PART OF THIS REPORT ON FORM 10-K (continued)

Exhibit no.   Description and method of filing
------------  -----------------------------------------------------------------
   10.16       Zions Bancorporation Senior Management Value Sharing Plan, Award
               Period 1997-2000 (filed)

     21        List of subsidiaries of Zions Bancorporation (filed)

     23 Consent of KPMG Peat Marwick, LLP independent certified public accountants (filed)

    27.1       Article 9 Restated Financial Data Schedule for the year ended
               December 31, 1995 (filed)

    27.2 Article 9 Restated Financial Data Schedule for the three months ended March 31, 1996 (filed)

    27.3 Article 9 Restated Financial Data Schedule for the year ended six months ended June 30, 1996 (filed)

    27.4 Article 9 Restated Financial Data Schedule for the nine months ended September 30, 1996 (filed)

    27.5       Article 9 Restated Financial Data Schedule for the year ended
               December 31, 1996 (filed)

    27.6 Article 9 Restated Financial Data Schedule for the three months ended March 31, 1997 (filed)

    27.7 Article 9 Restated Financial Data Schedule for the six months ended June 30, 1997 (filed)

    27.8 Article 9 Restated Financial Data Schedule for the nine months ended September 30, 1997 (filed)

    27.9       Article 9 Financial Data Schedule for the year ended December 31,
               1997 (filed)

    99.1       Form 11-K Annual Report of Zions Bancorporation Employee Stock
               Savings Plan (filed)

    99.2       Form 11-K Annual Report of Zions Bancorporation Employee
               Investment Savings Plan (filed)

*  incorporated by reference.