Form 10-Q
period 1998-03-31
ZIONS BANCORPORATION /UT/
filed 1998-05-14
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

Common Stock, without par value, outstanding at May 11, 1998   69,171,676 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                          Page
                                                                          ----
PART I.       FINANCIAL INFORMATION
              ---------------------


     ITEM 1.    Financial Statements (unaudited)

                Consolidated Balance Sheets                                 3
                Consolidated Statements of Income                           4
                Consolidated Statements of Cash Flows                       5
                Consolidated Statements of Changes in Shareholders' Equity  7
                Notes to Consolidated Financial Statements                  8

     ITEM 2.    Management's Discussion and Analysis                        9


PART II.      OTHER INFORMATION
              -----------------

     ITEM 6.    Exhibits and Reports on Form 8-K                            24


SIGNATURES                                                                  24
----------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                      March 31,     December 31,     March 31,
(In thousands, except share amounts)                                                    1998            1997           1997
                                                                                     ------------    ------------   ------------
ASSETS
Cash and due from banks ..........................................................   $    586,031    $    669,755   $    455,266
Money market investments:
     Interest-bearing deposits ...................................................         64,795          61,886         51,140
     Federal funds sold ..........................................................        258,136         402,879         92,881
     Security resell agreements ..................................................        831,107         349,338        902,547

Securities:
     Held to maturity at cost (approximate  market value $1,897,520,  $2,169,315 and $1,499,408):
          Taxable ................................................................      1,652,246       1,940,140      1,296,713
          Nontaxable .............................................................        227,445         209,300        201,588
     Available for sale at market:
          Taxable ................................................................        451,802         657,858        579,291
          Nontaxable .............................................................         14,695          31,645         40,921
     Trading account securities at market ........................................        276,277          83,681        157,957
                                                                                     ------------    ------------   ------------
                                                                                        2,622,465       2,922,624      2,276,470

Loans:


     Loans held for sale at cost, which approximates market ......................        249,398         178,642        170,521
     Loans, leases and other receivables .........................................      5,441,734       5,148,769      4,320,075
                                                                                     ------------    ------------   ------------
                                                                                        5,691,132       5,327,411      4,490,596
     Less:
         Unearned income and fees, net of related costs ..........................         41,530          42,776         40,148
         Allowance for loan losses ...............................................         91,857          86,557         81,113
                                                                                     ------------    ------------   ------------
                                                                                        5,557,745       5,198,078      4,369,335

Premises and equipment, at cost, less accumulated depreciation ...................        157,380         147,380        118,368
Goodwill and core deposit intangibles ............................................        169,971         170,495         53,949
Other real estate owned ..........................................................          2,377           4,478          2,524
Other assets .....................................................................        361,578         291,332        186,057
                                                                                     ------------    ------------   ------------
          Total assets ...........................................................   $ 10,611,585    $ 10,218,245   $  8,508,537
                                                                                     ============    ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand ..................................................   $  2,040,917    $  1,935,193   $  1,418,854
     Interest-bearing:
          Savings and money market ...............................................      3,934,005       3,718,960      3,040,724
          Time under $100,000 ....................................................      1,149,128       1,102,142        777,258
          Time over $100,000 .....................................................        516,115         471,622        312,118
          Foreign ................................................................        158,862         183,044        179,631
                                                                                     ------------    ------------   ------------
                                                                                        7,799,027       7,410,961      5,728,585

Securities sold, not yet purchased ...............................................        155,434          45,067        109,446
Federal funds purchased ..........................................................        390,262         350,109        219,635
Security repurchase agreements ...................................................        869,632         994,490      1,347,809
Accrued liabilities ..............................................................        189,283         169,242        113,352
Federal Home Loan Bank advances and other borrowings:
     Less than one year ..........................................................         86,325          68,933         69,895
     Over one year ...............................................................        121,421         210,681         69,530
Long-term debt ...................................................................        276,387         276,066        258,704
                                                                                     ------------    ------------   ------------
          Total liabilities ......................................................      9,887,771       9,525,549      7,916,956
                                                                                     ------------    ------------   ------------
Shareholders' equity:
     Capital stock:
          Preferred stock, without par value; authorized 3,000,000
               shares; issued and outstanding, none ..............................           --              --             --
          Common stock, without par value; authorized 100,000,000
               shares; issued and outstanding,
              69,075,665, 67,981,691 and 67,641,324 shares .......................        149,588         154,701        133,317
     Accumulated other comprehensive income (loss) ...............................           (743)          1,209         (6,612)
     Retained earnings ...........................................................        574,969         536,786        464,876
                                                                                     ------------    ------------   ------------
          Total shareholders' equity .............................................        723,814         692,696        591,581
                                                                                     ------------    ------------   ------------
          Total liabilities and shareholders' equity .............................   $ 10,611,585    $ 10,218,245   $  8,508,537
                                                                                     ============    ============   ============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                    Three Months Ended
                                                                          March 31,
                                                                   ----------------------
(In thousands, except per share amounts)                              1998         1997
                                                                   ---------    ---------
Interest income:
     Interest and fees on loans ................................   $ 124,132    $  95,489
     Interest on loans held for sale ...........................       3,556        2,845
     Lease financing ...........................................       3,332        3,013
     Interest on money market investments ......................      22,557       21,087
     Interest on securities:
          Held to maturity:
               Taxable .........................................      32,341       21,079
               Nontaxable ......................................       3,068        2,834
          Available for sale:
               Taxable .........................................       7,369        9,872
               Nontaxable ......................................         295          573
          Trading account ......................................       5,011        3,345
                                                                   ---------    ---------
          Total interest income ................................     201,661      160,137
                                                                   ---------    ---------
Interest expense:
     Interest on savings and money market deposits .............      33,975       26,213
     Interest on time deposits under $100,000 ..................      15,468        9,874
     Interest on time deposits over $100,000 ...................       6,858        3,726
     Interest on foreign deposits ..............................       1,905        1,581
     Interest on securities sold, not yet purchased ............       1,714        1,244
     Interest on borrowed funds ................................      33,798       34,601
                                                                   ---------    ---------
          Total interest expense ...............................      93,718       77,239
                                                                   ---------    ---------
          Net interest income ..................................     107,943       82,898
Provision for loan losses ......................................       3,256        1,835
                                                                   ---------    ---------
          Net interest income after provision for loan losses ..     104,687       81,063
                                                                   ---------    ---------
Noninterest income:
     Service charges on deposit accounts .......................      12,993       10,414
     Other service charges, commissions and fees ...............      10,890        9,729
     Trust income ..............................................       1,607        1,562
     Investment securities gains, net ..........................         668           29
     Trading account income ....................................       1,943          791
     Loan sales and servicing income ...........................      11,471        9,333
     Other income ..............................................       4,222        2,278
                                                                   ---------    ---------
          Total noninterest income .............................      43,794       34,136
                                                                   ---------    ---------
Noninterest expense:
     Salaries and employee benefits ............................      49,903       37,866
     Occupancy, net ............................................       5,383        3,919
     Furniture and equipment ...................................       7,463        5,201
     Other real estate expense (income) ........................        (273)         182
     Legal and professional services ...........................       2,778        1,592
     Supplies ..................................................       2,448        1,826
     Postage ...................................................       2,081        1,664
     Advertising ...............................................       2,588        1,885
     FDIC premiums .............................................         307          154
     Merger expense ............................................       1,973         --
     Amortization of goodwill and core deposit intangibles .....       2,283          935
     Amortization of mortgage servicing assets .................       1,132          370
     Other expenses ............................................      17,348       12,582
                                                                   ---------    ---------
          Total noninterest expense ............................      95,414       68,176
                                                                   ---------    ---------
Income before income taxes .....................................      53,067       47,023
Income taxes ...................................................      16,626       16,438
                                                                   ---------    ---------
Net income .....................................................   $  36,441    $  30,585
                                                                   =========    =========

Weighted average common shares outstanding .....................      69,102       66,334
Weighted average common and common-equivalent shares outstanding      70,159       68,025

Basic net income per common share ..............................   $    0.53    $    0.46
Diluted net income per common share ............................   $    0.52    $    0.45

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                      Three Months Ended
                                                                           March 31,
                                                                 ----------------------------
(In thousands)                                                        1998           1997
                                                                 ------------    ------------
Cash flows from operating activities:
     Net income .............................................   $     36,441    $     30,585
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses .........................          3,256           1,835
          Write-downs of other real estate owned ............              5              97
          Depreciation of premises and equipment ............          5,688           4,207
          Amortization of intangible assets .................          3,415           1,305
          Amortization of net premium/discount on
               investment securities ........................          1,625           1,230
          Accretion of unearned income and fees, net of
               related costs ................................         (1,420)         (1,219)
          Proceeds from sales of trading account securities .     35,127,216      25,711,280
          Increase in trading account securities ............    (35,319,812)    (25,835,161)
          Net gain on sales of investment securities ........           (668)            (29)
          Proceeds from loans held for sale .................        243,205         154,355
          Increase in loans held for sale ...................       (311,893)       (172,731)
          Net gain on sales of loans, leases and other assets         (8,742)         (8,153)
          Net (gain) loss on sales of other real estate owned           (231)              6
          Change in accrued income taxes ....................         16,434          15,631
          Change in accrued interest receivable .............           (177)         (6,014)
          Change in other assets ............................        (63,216)        (14,068)
          Change in accrued interest payable ................          6,344           6,200
          Change in accrued liabilities .....................         (4,759)         (9,580)
                                                                ------------    ------------
               Net cash (used in) operating
                    activities ..............................       (267,289)       (120,224)
                                                                ------------    ------------
Cash flows from investing activities:
     Net increase in money market investments ...............       (319,655)       (433,139)
     Proceeds from maturities of investment securities
          held to maturity ..................................        589,919         108,423
     Purchases of investment securities held to maturity ....        (51,602)       (132,262)
     Proceeds from sales of investment securities
          available for sale ................................        100,027          10,143
     Proceeds from maturities of investment securities
          available for sale ................................          6,528          77,270
     Purchases of investment securities available for sale ..        (94,625)        (50,618)
     Proceeds from sales of loans and leases ................        206,276         182,860
     Net increase in loans and leases .......................       (346,950)       (453,029)
     Principal collections on leveraged leases ..............          1,067            --
     Proceeds from sales of premises and equipment ..........            244             144
     Purchases of premises and equipment ....................        (11,405)         (8,007)
     Proceeds from sales of other real estate owned .........          2,775             104
     Proceeds from sales of mortgage servicing rights .......            338             223
     Purchases of mortgage servicing rights .................           (703)            (58)
     Proceeds from sales of other assets ....................            170             150
     Purchases of other assets ..............................           --               (50)
     Cash paid for acquisitions, net of cash received .......         10,125              (7)
                                                                ------------    ------------
               Net cash provided by (used in) investing
                    activities ..............................         92,529        (697,853)
                                                                ------------    ------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
                                                  Three Months Ended
                                                        March 31,
                                                 ----------------------
(In thousands)                                      1998         1997
                                                 ---------    ---------
Cash flows from financing activities:
     Net increase in deposits ................     163,759      169,542
     Net change in short-term funds borrowed .      44,372      654,512
     Payments on FHLB advances over one year .     (94,210)     (12,345)
     Payments on leveraged leases ............      (1,067)        --
     Proceeds from issuance of long-term debt         --          7,500
     Payments on long-term debt ..............      (2,363)        (416)
     Proceeds from issuance of common stock ..         641          773
     Payments to redeem common stock .........     (11,773)     (26,125)
     Dividends paid ..........................      (8,323)      (6,776)
                                                 ---------    ---------
               Net cash provided by
                    financing  activities ....      91,036      786,665
                                                 ---------    ---------
Net (decrease) in cash and due from banks ....     (83,724)     (31,412)
Cash and due from banks at beginning of period     669,755      486,678
                                                 ---------    ---------
Cash and due from banks at end of period .....   $ 586,031    $ 455,266
                                                 =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                              Three Months Ended
                                                    March 31,
                                               -----------------
(In thousands)                                   1998      1997
                                               -------   -------
Cash paid for:
     Interest ..............................   $86,498   $70,992
                                               -------   -------
     Income taxes ..........................     1,205       365
Loans transferred to other real estate owned       404     1,638

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
                                                                     Three Months Ended
                                                                        March 31, 1998
                                                --------------------------------------------------------
                                                                    Accumulated
                                                                       Other
                                                            Compre-   Compre-                Total
                                                 Common     hensive   hensive    Retained Shareholders'
(In thousands)                                   Stock      Income  income (Loss)Earnings    Equity
                                                --------   --------   --------   --------   --------
Balance, January 1, 1998 ....................   $154,701              $  1,209   $536,786   $692,696
Net income for the period ...................              $ 36,441                36,441     36,441

Other comprehensive income, net of tax
    Unrealized holding (loss) on
       securities available for sale net of
       reclassification adjustment ..........                (1,913)    (1,913)               (1,913)
                                                           --------
    Total comprehensive income ..............              $ 34,528
                                                           ========

Cash dividends:
    Preferred, paid by subsidiaries to
       minority shareholders ................                                         (21)       (21)
    Common, $.12 per share ..................                                      (8,290)    (8,290)
    Dividends of acquired company prior
       to merger ............................                                         (12)       (12)
Issuance of common shares for acquisitions ..      5,964                   (39)    10,065     15,990
Stock redeemed and retired ..................    (11,773)                                    (11,773)
Stock options exercised .....................        696                                         696
                                                --------              --------   --------   --------
Balance, March 31, 1998 .....................   $149,588              $   (743)  $574,969   $723,814
                                                ========              ========   ========   ========



                                                                     Three Months Ended
                                                                        March 31, 1997
                                                --------------------------------------------------------
                                                                    Accumulated
                                                                       Other
                                                            Compre-   Compre-                Total
                                                 Common     hensive   hensive    Retained Shareholders'
(In thousands)                                   Stock      Income  income (Loss)Earnings    Equity
                                                --------   --------   --------   --------   --------

Balance, January 1, 1997 ....................   $156,510              $ (5,582)  $441,067   $591,995
Net income for the period ...................              $ 30,585                30,585     30,585
Other comprehensive income, net of tax
    Unrealized holding (loss) on
       securities available for sale net of
       reclassification adjustment ..........                (1,030)    (1,030)               (1,030)
                                                           --------
    Total comprehensive income ..............              $ 29,555
                                                           ========
Cash dividends:
    Preferred, paid by subsidiaries to
       minority shareholders ................                                          (9)        (9)
    Common, $.11 per share ..................                                      (6,390)    (6,390)
    Dividends of acquired company prior
       to merger ............................                                        (377)      (377)

Issuance of common shares for acquisitions ..      2,000                                       2,000
Stock redeemed and retired ..................    (26,125)                                    (26,125)
Stock options exercised .....................        932                                         932
                                                --------              --------   --------   --------
Balance, March 31, 1997 .....................   $133,317              $ (6,612)  $464,876   $591,581
                                                ========              ========   ========   ========

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10- 01 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On January 6, 1998 the Company acquired Vectra Banking Corporation and its banking subsidiary Vectra Bank. The merger was accounted for as a pooling of interests and was considered significant. Accordingly, prior year amounts have been restated. Certain amounts in the 1997 consolidated financial statements have also been reclassified to conform to the 1998 presentation. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1997.

The Company adopted  Statement of Financial  Accounting  Standards No. 130 (SFAS
130), "Reporting Comprehensive Income", effective January 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive earnings and its components in financial statements. Prior interim periods have been reclassified to conform for comparative presentation.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports issued to shareholders. This statement is effective for fiscal years beginning after December 15, 1997; however, it is not required to be applied for interim reporting in the initial year of application.

In February 1998, the Financial accounting Standards Board issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain previously required disclosures. It does not change the measurement or recognition of those plans. This Statement is effective for fiscal years beginning after December 15, 1997.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.
    MANAGEMENT'S DISCUSSION AND ANALYSIS
    ------------------------------------

FINANCIAL HIGHLIGHTS
(Unaudited)

                                              Three Months Ended
                                                   March 31,
                                         ----------------------------
                                           1998       1997   % Change
                                         --------   --------   ------
(In thousands, except per share and ratio data)
EARNINGS
Taxable-equivalent net interest income   $110,812   $ 84,643   30.92 %
Net interest income ..................    107,943     82,898   30.21 %
Noninterest income ...................     43,794     34,136   28.29 %
Provision for loan losses ............      3,256      1,835   77.44 %
Noninterest expense ..................     95,414     68,176   39.95 %
Income before income taxes ...........     53,067     47,023   12.85 %
Income taxes .........................     16,626     16,438    1.14 %
Net income ...........................     36,441     30,585   19.15 %

PER COMMON SHARE
Net income (diluted) .................       0.52       0.45   15.56 %
Dividends ............................       0.12       0.11    9.09 %
Book value ...........................      10.48       8.75   19.77 %

SELECTED RATIOS
Return on average assets .............       1.35       1.41%
Return on average common equity ......      20.84      20.75%
Efficiency ratio .....................      61.71      57.40%
Net interest margin ..................       4.51       4.22%

OPERATING CASH EARNINGS*
Taxable-equivalent net interest income   $110,812   $ 84,643   30.92 %
Net interest income ..................    107,943     82,898   30.21 %
Noninterest income ...................     43,794     34,136   28.29 %
Provision for loan losses ............      3,256      1,835   77.44 %
Noninterest expense ..................     91,158     67,241   35.57 %
Income before income taxes ...........     57,323     47,958   19.53 %
Income taxes .........................     17,114     16,445    4.07 %
Net income ...........................     40,209     31,513   27.60 %

PER COMMON SHARE
Net income (diluted) .................       0.57       0.46   23.91 %
Dividends ............................       0.12       0.11    9.09 %
Book value ...........................       8.02       7.95     .88 %

SELECTED RATIOS
Return on average assets .............       1.51%      1.46%
Return on average common equity ......      30.27%     23.52%
Efficiency ratio .....................      58.96%     56.61%
Net interest margin ..................       4.51%      4.22%

* Before amortization of goodwill and core deposit intangible assets and merger charges.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

                                                  Three Months Ended
                                                        March 31,
                                        ---------------------------------------

(In thousands, except per share             1998         1997        % Change
and ratio data)                         -----------   -----------       -----

AVERAGE BALANCES
Total assets ........................   $10,944,611   $ 8,811,521       24.21%
Securities ..........................     2,948,283     2,313,412       27.44%
Net loans and leases ................     5,433,927     4,248,672       27.90%
Goodwill and core deposit intangibles       170,367        54,384      213.27%
Total deposits ......................     7,525,049     5,470,654       37.55%
Shareholders' equity ................       709,097       597,689       18.64%

Weighted average common and common-
     equivalent shares outstanding ..    70,159,000    68,025,000        3.14%

AT PERIOD END
Total assets ........................   $10,611,585   $ 8,508,537       24.72%
Securities ..........................     2,622,465     2,276,470       15.20%
Net loans and leases ................     5,649,602     4,450,448       26.94%
Allowance for loan losses ...........        91,857        81,113       13.25%
Goodwill and core deposit intangibles       169,971        53,949      215.06%
Total deposits ......................     7,799,027     5,728,585       36.14%
Shareholders' equity ................       723,814       591,581       22.35%

Common shares outstanding ...........    69,075,665    67,641,324        2.12%

Average equity to average assets ....          6.48%         6.78%
Common dividend payout ..............         22.75%        20.89%

Nonperforming assets ................        20,406        17,983       13.47%
Loans past due 90 days or more ......        11,714         5,638      107.77%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at March 31           .36%          .40%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved record earnings for the first quarter. Consolidated net income for the quarter ended March 31, 1998 was $36.4 million or $0.52 per share, an increase of 19.1% and 15.6%, respectively, over the $30.6 million or $0.45 earned in the first quarter of 1997. The quarterly dividend per share increased 9.1% to $0.12 from $0.11 in the first quarter of 1997.

The annualized return on average assets for the first quarter of 1998 was 1.35% compared to 1.41% for the first quarter of 1997. The annualized return on average common shareholders' equity was 20.84%, compared to 20.75% for the first quarter of 1997. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the first quarter of 1998 was 61.71% compared to 57.40% for the first quarter of 1997.

The Company is also providing its earnings performance on an operating cash basis since it believes that its cash operating performance is a better reflection of its financial position and shareholder value creation, as well as its ability to support growth, pay dividends, and repurchase stock than reported net income. The use of purchase accounting results in increased levels of goodwill and core deposit intangible assets recognized and amortized. Operating cash earnings are earnings before the amortization of goodwill and core deposit intangible assets and merger expense. Operating cash performance ratios are determined as if goodwill and core deposit intangible assets and their associated amortization have not been recognized on the financial statements.

Operating cash earnings for the quarter were $40.2 million or $0.57 per share, an increase of 27.6% and 23.9%, respectively, over the $31.5 million or $0.46 per share earned in the first quarter of 1997.

The operating cash annualized return on average assets for the first quarter of 1998 was 1.51% compared to 1.46% for the first quarter of 1997, resulting in an operating cash annualized return on average common shareholders' equity of 30.27% compared to 23.52% for the first quarter of 1997. The Company's operating cash efficiency ratio for the first quarter of 1998 was 58.96% compared to 56.61% for the first quarter of 1997.

The Company's first-quarter $5.9 million (19.1%) increase in earnings relative to the same period a year ago reflects a $25.0 million (30.2%) increase in net interest income, a $9.7 million (28.3%) increase in noninterest income, partially offset by a $1.4 million (77.4%) increase in the provision for loan losses, a $27.2 million (40.0%) increase in noninterest expenses and a $.2 million (1.1%) increase in income tax expense.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the first quarter of 1998, adjusted to a fully taxable-equivalent basis, increased 30.9% to $110.8 million compared to $84.6 million for the first quarter of 1997. Net interest margin was 4.51% compared to 4.22% for the first quarter of 1997.

The yield on average earning assets increased 25 basis points during the first quarter of 1998 as compared to the first quarter of 1997, and the average rate paid this quarter on interest-bearing funds increased 2 basis points from the first quarter of 1997. The spread on average interest-bearing funds for the first quarter of 1998 was 3.70%, up from the 3.47% for the first quarter of 1997.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                       Three Months Ended                   Three Months Ended
                                                         March 31, 1998                        March 31, 1997
                                               -----------------------------------  ----------------------------------
                                                 Average    Amount of      Average    Average     Amount of     Average
(In thousands)                                   Balance    Interest 1       Rate     Balance    Interest 1      Rate
                                               ----------   ----------      ------  ----------   ----------     ------
ASSETS
Money market investments:
     Interest-bearing deposits .............  $    79,586   $      825       4.20%  $   49,888   $      630      5.12%
     Federal funds sold and security
          resell agreements ................    1,510,313       21,732       5.84%   1,524,954       20,457      5.44%
          Total money market investments ...    1,589,899       22,557       5.75%   1,574,842       21,087      5.43%
                                               ----------   ----------              ----------   ----------
Securities:
     Held to maturity:
          Taxable ..........................    1,872,632       32,341       7.00%   1,239,635       21,079      6.90%
          Nontaxable .......................      226,728        4,383       7.84%     199,806        4,048      8.22%
     Available for sale:
          Taxable ..........................      467,696        7,369       6.39%     599,979        9,872      6.67%
          Nontaxable .......................       21,412          421       7.97%      41,416          819      8.02%
     Trading account .......................      359,815        5,011       5.65%     232,576        3,345      5.83%
                                               ----------   ----------              ----------   ----------
          Total securities .................    2,948,283       49,525       6.81%   2,313,412       39,163      6.87%
                                               ----------   ----------              ----------   ----------
Loans:
     Loans held for sale ...................      204,943        3,556       7.04%     154,483        2,845      7.47%
     Net loans and leases 2 ................    5,228,984      128,892      10.00%   4,094,189       98,787      9.79%
                                               ----------   ----------              ----------   ----------
          Total loans ......................    5,433,927      132,448       9.89%   4,248,672      101,632      9.70%
                                               ----------   ----------              ----------   ----------
Total interest-earning assets ..............  $ 9,972,109   $  204,530       8.32%  $8,136,926   $  161,882      8.07%
                                                            ----------                           ----------
Cash and due from banks ....................      521,130                              404,483
Allowance for loan losses ..................      (91,144)                             (81,364)
Goodwill and core deposit intangibles ......      170,367                               54,384
Other assets ...............................      372,149                              297,092
                                               ----------                           ----------
Total assets ...............................  $10,944,611                           $8,811,521
                                               ==========                           ==========
LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits ..............  $ 1,054,487   $    7,745       2.98%  $  803,614   $    6,235      3.15%
     Money market super NOW deposits .......    2,811,529       26,230       3.78%   2,165,586       19,978      3.74%
     Time deposits under $100,000 ..........    1,171,236       15,468       5.36%     794,372        9,874      5.04%
     Time deposits $100,000 or more ........      484,268        6,858       5.74%     268,875        3,726      5.62%
     Foreign deposits ......................      165,431        1,905       4.67%     141,366        1,581      4.54%
                                               ----------   ----------              ----------   ----------
          Total interest-bearing deposits ..    5,686,951       58,206       4.15%   4,173,813       41,394      4.02%
                                               ----------   ----------              ----------   ----------
Borrowed funds:
     Securities sold, not yet purchased ....      126,887        1,714       5.48%      87,336        1,244      5.78%
     Federal funds purchased and security
          repurchase agreements ............    1,882,498       23,698       5.11%   2,154,571       27,049      5.09%
     FHLB advances and other borrowings:
          Less than one year ...............      103,733        1,650       6.45%      60,833          867      5.78%
          Over one year ....................      155,287        2,223       5.81%      71,520        1,072      6.08%
     Long-term debt ........................      277,934        6,227       9.09%     255,024        5,613      8.93%
                                               ----------   ----------              ----------   ----------
          Total borrowed funds .............    2,546,339       35,512       5.66%   2,629,284       35,845      5.53%
                                               ----------   ----------              ----------   ----------
Total interest-bearing liabilities .........  $ 8,233,290   $   93,718       4.62%  $6,803,097   $   77,239      4.60%
                                                            ----------                           ----------
Noninterest-bearing deposits ...............    1,838,098                            1,296,841
Other liabilities ..........................      164,126                              113,894
                                               ----------                           ----------
Total liabilities ..........................   10,235,514                            8,213,832
Total shareholders' equity .................      709,097                              597,689
                                               ----------                           ----------
Total liabilities and shareholders' equity .  $10,944,611                          $8,811,521
                                               ==========                           ==========

Spread on average interest-bearing funds                                     3.70%                               3.47%
                                                                             ====                                ====
Net interest income and net yield on
     interest-earning assets                                $  110,812       4.51%               $   84,643      4.22%
                                                            ==========       ====                ==========      ====

1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company manages its earnings sensitivity to interest rate movements, in part, by matching the repricing characteristics of its assets and liabilities and through the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for the first quarter of 1998 was $1.0 million compared to $.4 million for the first quarter of 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 77.4% to $3.3 million for the first quarter of 1998, as compared with $1.8 million for the first quarter of 1997. Although the provision has increased for the first quarter of 1998 compared to the first quarter of 1997, annualized it is only .24% of average loans.

NONINTEREST INCOME

Noninterest income for the first quarter of 1998 was $43.8 million, an increase of 28.3% from the $34.1 million for the first quarter of 1997. Primary contributors to the increase in noninterest income were service charges on deposit accounts; other service charges, commissions and fees; trading account income; loan sales and servicing income; and other income. Comparing the segments of noninterest income for the first quarter of 1998 and the first quarter of 1997 service charges on deposit accounts; other service charges, commissions and fees; trust income; trading account income; loan sale and servicing income; and other income increased 24.8%, 11.9%, 2.9%, 145.6%, 22.9% and 85.3%, respectively. Net gains of $668 thousand on the sale of investment securities were realized during the first quarter of 1998 compared to $29 thousand during the first quarter of 1997.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 1998 was $95.4 million, an increase of 40.0% over $68.2 million for the first quarter of 1997. Comparing significant noninterest expense segments for the first quarter of 1998 and the first quarter of 1997, salaries and employee benefits increased 31.8%, occupancy increased 37.4%, furniture and equipment expense increased 43.5% and the total of all other expenses increased 54.2% which included significant increases in legal and professional services, supplies, postage, advertising, merger expense, amortization of intangible assets and other expenses.

The increase in noninterest expense for the first quarter of 1998 compared to the first quarter of 1997 resulted primarily from acquisitions and expansion, expansion of business lines and investment of resources in selected areas to enhance future revenue opportunities. At March 31, 1998, the Company had 4,935 full-time equivalent employees, 254 offices and 529 ATMs compared to 3,749 full-time equivalent employees, 173 offices and 424 ATMs at March 31, 1997.

INCOME TAXES

The Company's income taxes were $16.6 million for the first quarter of 1998 compared to $16.4 million for the first quarter of 1997. The Company's effective income tax rate was 31.33% for the first quarter of 1998, down from 34.96% for the first quarter of 1997. The primary reason for the decreased effective rate results from the Company's efforts to restructure its balance sheet and revenue sources to increase tax advantaged revenue.

ZIONS BANCORPORATION AND SUBSIDIARIES

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 22.6% to $9,972.1 million for the three months ended March 31, 1998, compared to $8,136.9 million for the three months ended March 31, 1997. Earning assets comprised 91.1% of total average assets for the first three months of 1998, compared with 92.3% for the first three months of 1997.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements increased .96% to $1,589.9 million in the first three months of 1998 as compared to $1,574.8 million in the first three months of 1997.

During the first three months of 1998, average securities increased 27.4% to $2,948.3 million compared to $2,313.4 million in the first three months of 1997. Average held to maturity securities increased 45.8%, available for sale securities decreased 23.7%, and trading account securities increased 54.7% compared with the first three months of 1997.

Average net loans and leases increased 27.9% to $5,433.9 million for the first three months of 1998 compared to $4,248.7 million in the first three months of 1997, representing 54.5% of earning assets in the first three months of 1998 compared to 52.2% in the first three months of 1997. Average net loans and leases were 72.2% of average total deposits for the three months ended March 31, 1998, as compared to 77.7% for the three months ended March 31, 1997.

ZIONS BANCORPORATION AND SUBSIDIARIES

SECURITIES

The following table presents the Company's securities on March 31, 1998, December 31, 1997 and March 31, 1997.


                                                 March 31,                   December 31,                  March 31,
                                                   1998                         1997                         1997
                                        -------------------------   ---------------------------   ---------------------------
                                         Amortized      Market        Amortized      Market        Amortized        Market
(In thousands)                             cost         value           cost          value           cost           value
                                        ----------   ------------   ------------   ------------   ------------   ------------
Held to maturity
    U.S. Treasury Securities ........   $     --     $       --     $       --     $       --     $     24,086   $     24,124
    U.S. government agencies and
       corporations:
       Small Business
            Administration loan-
            backed securities .......      423,197        429,556        440,615        448,867        485,730        491,143
       Other agency securities ......    1,132,472      1,138,392      1,409,835      1,415,600        701,778        694,111
    States and political subdivisions      236,243        240,684        216,998        221,588        219,855        222,450
    Mortgage-backed securities ......       87,779         88,888         81,992         83,260         66,852         67,580
                                        ----------   ------------   ------------   ------------   ------------   ------------
                                         1,879,691      1,897,520      2,149,440      2,169,315      1,498,301      1,499,408
                                        ----------   ------------   ------------   ------------   ------------   ------------

Available for sale
    U.S. Treasury securities ........       21,781         22,132         31,387         31,706         16,572         16,511
    U.S. government agencies ........      166,364        161,430        357,442        354,438        145,842        139,903
    States and political subdivisions       14,591         14,695         30,490         31,645         41,113         42,258
    Mortgage and other
       asset-backed securities ......       28,980         29,428         39,450         40,092        222,007        216,906
                                        ----------   ------------   ------------   ------------   ------------   ------------
                                           231,716        227,685        458,769        457,881        425,534        415,578
                                        ----------   ------------   ------------   ------------   ------------   ------------
    Equity securities:
       Mutual funds:
            Accessor Funds, Inc. ....      109,530        109,514        109,530        110,958        109,518        107,926
            Other ...................          423            410           --             --             --             --
       Stock:
            Federal Home Loan Bank ..       98,571         98,571         95,738         95,738         85,224         85,224
            Other ...................       27,478         30,317         23,518         24,926         10,532         11,484
                                        ----------   ------------   ------------   ------------   ------------   ------------
                                           236,002        238,812        228,786        231,622        205,274        204,634
                                        ----------   ------------   ------------   ------------   ------------   ------------
                                           467,718        466,497        687,555        689,503        630,808        620,212
                                        ----------   ------------   ------------   ------------   ------------   ------------

Trading
    U.S. Treasury Securities ........      249,985        249,985            346            346         13,899         13,899
    U.S. government agencies and
       corporations:
       Small Business
            Administration loan-
            backed securities .......         --             --               14             14          2,695          2,695
       Other agency securities ......         --             --           44,493         44,493        116,139        116,139
    States and political subdivisions       10,078         10,078          8,498          8,498          3,124          3,124
    Mortgage-backed securities ......        1,225          1,225            630            630             99             99
    Certificates of Deposit .........       14,989         14,989         29,700         29,700         22,001         22,001
                                        ----------   ------------   ------------   ------------   ------------   ------------
                                           276,277        276,277         83,681         83,681        157,957        157,957
                                        ----------   ------------   ------------   ------------   ------------   ------------
Total ...............................   $2,623,686   $  2,640,294   $  2,920,676   $  2,942,499   $  2,287,066   $  2,277,577
                                        ==========   ============   ============   ============   ============   ============

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

The table below sets forth the amount of loans outstanding by type on March 31, 1998, December 31, 1997 and March 31, 1997.

(In thousands)
                                            March 31,   December 31,  March 31,
Types                                         1998         1997         1997
-----                                      ----------   ----------   ----------
Loans held for sale ....................   $  249,398   $  178,642   $  170,521
Commercial, financial, and agricultural     1,443,351    1,326,293    1,069,424
Real estate:
       Construction ....................      522,436      510,351      400,581
       Other:
               Home equity credit line .      140,814      169,758      202,286
               1-4 family residential ..      947,186      789,397      659,322
               Other real estate-secured    1,745,013    1,604,255    1,390,073
                                           ----------   ----------   ----------
                                            2,833,013    2,563,410    2,251,681
                                           ----------   ----------   ----------
                                            3,355,449    3,073,761    2,652,262
Consumer:
       Bankcard ........................       47,787       63,837       36,038
       Other ...........................      367,089      439,789      324,648
                                           ----------   ----------   ----------
                                              414,876      503,626      360,686

Lease financing ........................      170,697      176,514      158,297
Other receivables ......................       57,361       68,575       79,406
                                           ----------   ----------   ----------
       Total loans .....................   $5,691,132   $5,327,411   $4,490,596
                                           ==========   ==========   ==========

Loans held for sale on March 31, 1998 increased 39.6% from year-end 1997. All other loans, net of unearned income and fees increased 5.69% to $5,441.7 million on March 31, 1997, including $150 million from acquisitions, compared to $5,148.8 million on December 31, 1997. Commercial loans, construction loans, and other real estate-secured loans increased from year end 8.8%, 2.4%, and 10.5%, respectively. Consumer loans, lease financing, and other receivables decreased 17.6%, 3.3% and 16.4%, respectively from year end. Within the other real estate-secured loan portfolio, home equity credit line loans decreased 17.1%, 1-4 family residential loans increased 20.0% and all other real estate loans increased 8.8% from year end.

ZIONS BANCORPORATION AND SUBSIDIARIES

On March 31, 1998, long-term first mortgage real estate serviced for others totaled $1,724.9 million and consumer and other loan securitizations, which relate primarily to loans sold under revolving securitization structures, totaled $1,039.2 million. During the first three months of 1998, the Company sold $239.6 million of loans classified in held for sale, and securitized and sold SBA 504 loans, home equity credit line loans, credit card receivables and automobile loans totaling $201.6 million. During the first three months of 1998, total loans sold were $441.2 million.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $20.4 million on March 31, 1998, down from $21.7 million on December 31, 1997, and up from $18.0 million on March 31, 1997. Such nonperforming assets as a percentage of net loans and leases and other real estate owned were .36%, .41% and .40% on March 31, 1998, December 31, 1997, and March 31, 1997, respectively.

Accruing loans past due 90 days or more totaled $11.7 million on March 31, 1998, up from $10.6 million on December 31, 1997, and up from $5.6 million on March 31, 1997. These loans equaled .21% of net loans and leases on March 31, 1998, as compared to .20% on December 31, 1997 and .13% on March 31, 1997.

No loans were considered potential problem loans at March 31, 1998, December 31, 1997 or March 31, 1997. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans included in nonaccrual loans and leases amounted to $5.2 million on March 31, 1998, as compared to $7.1 million on December 31, 1997, and $5.4 million on March 31, 1997. The Company considers a loan to be impaired when the accrual of interest has been discontinued and meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral.
Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on March 31, 1998, December 31, 1997, and March 31, 1997, is a required allowance of $153 thousand, $46 thousand and $526 thousand, respectively, on $.7 million, $.3 million and $2.2 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets on March 31, 1998, December 31, 1997, and March 31, 1997.


                                               March 31, December 31, March 31,
(In thousands)                                    1998       1997       1997
                                                -------    -------    -------
Nonaccrual loans ............................   $16,807    $15,685    $13,851
Restructured loans ..........................     1,222      1,510      1,608
Other real estate owned and other
     nonperforming assets ...................     2,377      4,478      2,524
                                                -------    -------    -------
     Total ..................................   $20,406    $21,673    $17,983
                                                =======    =======    =======
% of net loans and leases*, other real estate
     owned and other nonperforming assets ...       .36%       .41%       .40%

Accruing loans past due 90 days or more .....   $11,714    $10,575    $ 5,638
                                                =======    =======    =======

% of net loans and leases* ..................       .21%       .20%       .13%
*Includes loans held for sale


ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.63% of net loans and leases on March 31, 1998, compared to 1.64% on December 31, 1997, and 1.82% on March 31, 1997. Net charge-offs during the first quarter of 1998 were $.7 million, or .05% of average net loans and leases, compared to $1.8 million, or .17% of average net loans and leases for the first quarter of 1997.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 509.50% on March 31, 1998, compared to 503.38% on December 31, 1997, and 524.70%
on March 31, 1997. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 322.07% on March 31, 1998, compared to 329.62% on December 31, 1997 and 416.20% on March 31, 1997.

On March 31, 1998, December 31, 1997, and March 31, 1997, the allowance for loan losses includes an allocation of $9.2 million, $8.9 million and $8.1 million, respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on March 31, 1998, December 31, 1997 and March 31, 1997, totaled $2,859.8 million, $2,651.4 million and $2,124.0 million, respectively.

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


                                              Three Months   Twelve Months    Three Months
                                                 Ended           Ended           Ended
(In thousands)                                  March 31,     December 31,      March 31,
                                                  1998            1997            1997
                                              -----------     -----------     -----------
Average loans* and leases outstanding
     (net of unearned income) .............   $ 5,433,927     $ 4,749,261     $ 4,248,672
                                              ===========     ===========     ===========
Allowance for possible losses:
Balance at beginning of the period ........   $    86,557     $    81,042     $    81,042
Allowance of companies acquired ...........         2,729           6,779            --
Provision charged against earnings ........         3,256           7,026           1,835
Loans and leases charged-off:
     Loans held for sale ..................          --              --              --
     Commercial, financial and agricultural          (730)         (5,624)         (1,179)
     Real estate ..........................           (94)           (381)           (154)
     Consumer .............................        (2,410)         (8,801)         (1,673)
     Lease financing ......................            (3)           (279)            (32)
     Other receivables ....................          --              --              --
                                              -----------     -----------     -----------
          Total ...........................        (3,237)        (15,085)         (3,038)
                                              -----------     -----------     -----------
Recoveries:
     Loans held for sale ..................          --              --              --
     Commercial, financial and agricultural         1,336           2,346             313
     Real estate ..........................           542           1,870             314
     Consumer .............................           619           2,433             646
     Lease financing ......................            53             146               1
     Other receivables ....................             2            --              --
                                              -----------     -----------     -----------
          Total ...........................         2,552           6,795           1,274
                                              -----------     -----------     -----------
Net loan and lease charge-offs ............          (685)         (8,290)         (1,764)
                                              -----------     -----------     -----------
Balance at end of the period ..............   $    91,857     $    86,557     $    81,113
                                              ===========     ===========     ===========

*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases .............           .05%            .17%            .17%

ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $7,525.0 million for the first three months of 1998 increased 37.6% over the $5,470.7 million for the first three months of 1997, with average demand deposits increasing 41.7%. Average savings and NOW deposits, money market and super NOW deposits, and time deposits under $100,000 for the first three months of 1998 increased 31.2%, 29.8% and 47.4% respectively, from the first three months of 1997. Average time deposits over $100,000 increased 80.1% and foreign deposits increased 17.0% during the first three months of 1998, compared with the same period one year earlier.

Total deposits increased 5.2% to $7,799.0 million on March 31, 1998, including $224 million from acquisitions, as compared to $7,411.0 million on December 31, 1997. Comparing March 31, 1998 to December 31, 1997, demand deposits, savings and money market deposits, time deposits under $100,000, and time deposits over $100,000 increased 5.5%, 5.8%, 4.3% and 9.4%, respectively, and foreign deposits decreased 13.2%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors, and debt service requirements as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. The Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, totaled $1,996.6 million or 28.0% of core deposits on March 31, 1998.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 91.3% of total deposits on March 31, 1998 as compared to 91.2% on December 31, 1997 and 91.4% on March 31, 1997.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium- to long-term liquidity. The Company's ability to raise funds in the capital markets through the securitization process allows it to meet funding needs at reasonable cost.

The parent  company's  cash  requirements  consist  primarily  of debt  service, dividends to shareholders, operating expenses, income taxes and share repurchases. The parent company's cash needs are routinely met through dividends from subsidiaries, proportionate shares of current income taxes, management and other fees, unaffiliated bank lines, and debt issuance.

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

The Company, through the management of maturities and repricing of its assets and liabilities and the use of off-balance sheet arrangements such as interest rate caps, floors, futures, options, and interest rate exchange agreements, attempts to manage the effect on net income from changes in interest rates. The Company's management exercises its best judgment in making assumptions with respect to loan and security prepayments, early deposit withdrawals and other noncontrollable events in managing the Company's exposure to changes in interest rates. The interest rate risk position is actively managed and changes daily as the interest rate environment changes; therefore, positions at the end of any period may not be reflective of the Company's interest rate position in subsequent periods. The prime lending rate is the primary basis used for pricing the Company's loans and the short-term Treasury rate is the index used for pricing many of the Company's deposits. The Company, however, is unable to economically hedge the prime/91-day T-bill spread risk through the use of off-balance sheet financial instruments.

CAPITAL RESOURCES AND DIVIDENDS

During the first quarter of 1998, the Company repurchased and retired 264,539 shares of its common stock at a cost of $11.8 million.

Total shareholders' equity on March 31, 1998 was $723.8 million, an increase of 4.5% over the $692.7 million on December 31, 1997, and an increase of 22.4% over the $591.6 million on March 31, 1997. The ratio of average equity to average assets for the first three months of 1998 was 6.48% as compared to 6.78% for the same period in 1997. On March 31, 1998, the Company's Tier I risk-based capital ratio was 11.73%, as compared to 11.50% on December 31, 1997 and 13.95% on March 31, 1997. On March 31, 1998 the Company's total risk-based capital ratio was 13.62%, as compared to 13.44% on December 31, 1997 and 16.52% on March 31, 1997.
The Company's leverage ratio on March 31, 1998 was 6.89%, as compared to 6.74% on December 31, 1997 and 8.09% on March 31, 1997.

Dividends declared per common share for the first quarter of 1998 of $.12 increased 9.1%, as compared to $.11 for the first quarter of 1997. The common cash dividend payout of net income for the first three months of 1998 was 22.75%, as compared to 20.89% for the first three months of 1997.

On April 27, 1998, the authorized number of shares of common stock was increased to 200,000,000.

ZIONS BANCORPORATION AND SUBSIDIARIES

MERGERS AND ACQUISITIONS

On January 6, 1998, the Company acquired Vectra Banking Corporation and its banking subsidiary Vectra Bank located in Denver, Colorado for 4,021,303 shares of common stock. Vectra Banking Corporation had total assets of approximately $728 million at the date of acquisition. The transaction was accounted for as a pooling of interests. The acquisition was considered significant and prior year amounts have been restated.

On January 23, 1998, the Company acquired Sky Valley Bank Corp. in Alamosa, Colorado, and its banking subsidiary, The First National Bank in Alamosa, for 572,817 shares of common stock. Sky Valley had total assets of approximately $122 million at the date of acquisition. The acquisition was not significant to the consolidated financial statements and was accounted for as a pooling of interests.

On February 27, 1998, the Company acquired Tri-State Finance Corporation and its banking subsidiary, Tri-State Bank, located in Denver, Colorado for 709,963 shares of common stock. Tri-State Finance Corporation had total assets of approximately $128 million on the acquisition date. The acquisition was not significant to the consolidated financial statements and was accounted for as a pooling of interests.

On December 22, 1997, the Company announced that a definitive agreement had been reached to acquire SBT Bankshares, Inc. in Colorado Springs, Colorado, and its banking subsidiary State Bank and Trust of Colorado Springs in exchange for Zions Bancorporation common stock. At March 31, 1998, SBT Bankshares, Inc. had total assets of approximately $97 million. The transaction is intended to be accounted for as a pooling of interests and is expected to close in the second quarter of 1998.

On December 29, 1997, the Company announced a definitive agreement had been reached to acquire FP Bancorp, Inc, in Escondido, California, and its banking subsidiary First Pacific National Bank in exchange for Zions Bancorporation common stock. Total assets of FP Bancorp, Inc were approximately $364 million at March 31, 1998. The transaction is intended to be accounted for as a pooling of interests and is expected to close in the second quarter of 1998.

On January 22, 1998, the Company announced a definitive agreement to acquire Routt County National Bank Corporation in Steamboat Springs, Colorado, and its banking subsidiary First National Bank of Colorado in exchange for Zions Bancorporation common stock. At March 31, 1998, Routt County National Bank Corporation had total assets of approximately $102 million. The transaction is intended to be accounted for as a pooling of interests and is expected to close in the second quarter of 1998.

On March 25, 1998, the Company announced a definitive agreement to acquire The Sumitomo Bank of California with headquarters in San Francisco, California. The Company will pay approximately $546 million for the acquisition. At March 31, 1998, the Sumitomo Bank of California had total assets of approximately $4.9 billion. The transaction will be accounted for as a purchase and is intended to close in the third quarter of 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.       OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

       a)      Exhibits

       b)      Report on Form 8-K

               Zions Bancorporation filed the following report on Form 8-K during the quarter ended March 31, 1998;

               Form 8-K filed February 6, 1998 (Item 5) On January 26, 1998, Zions Bancorporation issued its earnings release for the quarter and year ended December 31, 1997.


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

Dated May 14, 1998