Form 10-Q
period 1998-06-30
ZIONS BANCORPORATION /UT/
filed 1998-08-14
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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


Common Stock, without par value, outstanding at
August 13, 1998                                                75,048,706 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                          Page
                                                                          ----
PART I.       FINANCIAL INFORMATION
              ---------------------


     ITEM 1.    Financial Statements (unaudited)

                Consolidated Balance Sheets                                 3
                Consolidated Statements of Income                           4
                Consolidated Statements of Cash Flows                       5
                Consolidated Statements of Changes in Shareholders' Equity  7
                Notes to Consolidated Financial Statements                  8

     ITEM 2.    Management's Discussion and Analysis                        9


PART II.      OTHER INFORMATION
              -----------------
     ITEM 4.   Submission of Matters to a Vote of Shareholders              27

     ITEM 6.    Exhibits and Reports on Form 8-K                            28


SIGNATURES                                                                  29
----------


ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                                                       June 30,     December 31,      June 30,
(In thousands, except share amounts)                                                     1998            1997           1997
                                                                                     ------------    ------------   ------------
ASSETS
Cash and due from banks ..........................................................   $    682,130    $    693,492   $    533,839
Money market investments:
     Interest-bearing deposits ...................................................         56,525          61,886         51,264
     Federal funds sold ..........................................................         50,703         402,879        212,799
     Security resell agreements ..................................................      1,133,869         349,338        567,113

Securities:
     Held to maturity at cost (approximate  market value $2,236,802,  $2,193,095 and $1,846,558):
          Taxable ................................................................      1,982,108       1,951,277      1,635,596
          Nontaxable .............................................................        239,933         221,641        198,856
     Available for sale at market:
          Taxable ................................................................        489,550         716,495        661,360
          Nontaxable .............................................................         14,531          31,645         40,310
     Trading account securities at market ........................................        401,914          83,681        437,994
                                                                                     ------------    ------------   ------------
                                                                                        3,128,036       3,004,739      2,974,116

Loans:


     Loans held for sale at cost, which approximates market ......................        198,180         178,642        156,708
     Loans, leases and other receivables .........................................      5,969,118       5,380,480      4,847,725
                                                                                     ------------    ------------   ------------
                                                                                        6,167,298       5,559,122      5,004,433
     Less:
         Unearned income and fees, net of related costs ..........................         42,191          43,985         41,567
         Allowance for loan losses ...............................................         96,043          89,203         86,869
                                                                                     ------------    ------------   ------------
                                                                                        6,029,064       5,425,934      4,875,997

Premises and equipment, at cost, less accumulated depreciation ...................        169,850         154,957        139,714
Goodwill and core deposit intangibles ............................................        170,993         174,433        121,144
Other real estate owned ..........................................................          3,593           5,738          3,998
Other assets .....................................................................        355,774         297,330        216,295
                                                                                     ------------    ------------   ------------
          Total assets ...........................................................   $ 11,780,537    $ 10,570,726   $  9,696,279
                                                                                     ============    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand ..................................................   $  2,164,799    $  2,009,988   $  1,656,160
     Interest-bearing:
          Savings and money market ...............................................      4,123,814       3,859,842      3,350,474
          Time under $100,000 ....................................................      1,220,807       1,158,887        971,137
          Time over $100,000 .....................................................        627,672         508,702        403,003
          Foreign ................................................................        175,002         183,044        148,942
                                                                                     ------------    ------------   ------------
                                                                                        8,312,094       7,720,463      6,529,716

Securities sold, not yet purchased ...............................................        225,833          45,067        161,316
Federal funds purchased ..........................................................        373,623         350,109        499,720
Security repurchase agreements ...................................................      1,045,612       1,005,590      1,208,773
Accrued liabilities ..............................................................        374,092         171,080        124,684
Federal Home Loan Bank advances and other borrowings:
     Less than one year ..........................................................         20,384          68,933         94,194
     Over one year ...............................................................        118,011         210,681        110,132
Long-term debt ...................................................................        386,243         280,641        263,246
                                                                                     ------------    ------------   ------------
          Total liabilities ......................................................     10,855,892       9,852,564      8,991,781
                                                                                     ------------    ------------   ------------
Shareholders' equity:
     Capital stock:
          Preferred stock, without par value; authorized 3,000,000
               shares; issued and outstanding, none ..............................           --              --             --
          Common stock, without par value; authorized 200,000,000
               100,000,000 and 100,000,000 shares; issued and outstanding,
              75,033,242, 69,707,084 and 69,562,253 shares .......................        313,071         179,211        219,487
     Accumulated other comprehensive income (loss) ...............................           (627)          1,484         (2,670)
     Retained earnings ...........................................................        612,201         537,467        487,681
                                                                                     ------------    ------------   ------------
          Total shareholders' equity .............................................        924,645         718,162        704,498
                                                                                     ------------    ------------   ------------
          Total liabilities and shareholders' equity .............................   $ 11,780,537    $ 10,570,726   $  9,696,279
                                                                                     ============    ============   ============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                    Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------------------------------
(In thousands, except per share amounts)                             1998         1997        1998         1997
                                                                   ---------   ---------   ---------    ---------
Interest income:
     Interest and fees on loans ................................   $ 139,044   $ 112,538   $ 269,079    $ 213,634
     Interest on loans held for sale ...........................       3,660       3,083       7,216        5,951
     Lease financing ...........................................       2,879       3,707       6,211        6,720
     Interest on money market investments ......................      24,382      23,308      47,001       44,418
     Interest on securities:
          Held to maturity:
               Taxable .........................................      25,476      26,372      57,996       47,620
               Nontaxable ......................................       3,296       2,552       6,546        5,386
          Available for sale:
               Taxable .........................................       7,153      11,190      15,570       21,981
               Nontaxable ......................................         193         589         488        1,162
          Trading account ......................................       7,235       4,790      12,246        8,135
                                                                   ---------   ---------   ---------    ---------
          Total interest income ................................     213,318     188,129     422,353      355,007
                                                                   ---------   ---------   ---------    ---------
Interest expense:
     Interest on savings and money market deposits .............      35,930      28,965      70,654       55,876
     Interest on time deposits under $100,000  .................      16,482      11,858      32,707       22,326
     Interest on time deposits over $100,000  ..................       8,304       5,116      15,754        9,204
     Interest on foreign deposits ..............................       1,869       1,450       3,774        3,031
     Interest on securities sold, not yet purchased ............       2,892       1,414       4,606        2,658
     Interest on borrowed funds ................................      29,698      41,662      63,517       76,669
                                                                   ---------   ---------   ---------    ---------
          Total interest expense ...............................      95,175      90,465     191,012      169,764
                                                                   ---------   ---------   ---------    ---------
          Net interest income ..................................     118,143      97,664     231,341      185,243
Provision for loan losses ......................................       3,215       1,767       6,741        3,710
                                                                   ---------   ---------   ---------    ---------
          Net interest income after provision for loan losses ..     114,928      95,897     224,600      181,533
                                                                   ---------   ---------   ---------    ---------
Noninterest income:
     Service charges on deposit accounts .......................      12,821      11,459      26,210       22,190
     Other service charges, commissions and fees ...............      12,565       8,201      23,681       18,082
     Trust income ..............................................       2,034       1,233       3,641        2,795
     Investment securities gains, net ..........................       2,224         414       2,995          443
     Trading account income ....................................       2,189       1,377       4,132        2,168
     Loan sales and servicing income ...........................      11,934      10,724      23,405       20,057
     Other income ..............................................       2,772       1,821       7,036        4,195
                                                                   ---------   ---------   ---------    ---------
          Total noninterest income .............................      46,539      35,229      91,100       69,930
                                                                   ---------   ---------   ---------    ---------
Noninterest expense:
     Salaries and employee benefits ............................      53,050      42,725     104,946       82,490
     Occupancy, net ............................................       6,075       4,690      11,852        8,987
     Furniture and equipment ...................................       8,529       6,071      16,263       11,556
     Other real estate expense (income) ........................         206          11         (48)         225
     Legal and professional services ...........................       4,112       1,921       6,951        3,617
     Supplies ..................................................       2,618       2,179       5,131        4,094
     Postage ...................................................       2,062       1,679       4,208        3,416
     Advertising ...............................................       2,490       2,417       5,118        4,369
     FDIC premiums .............................................         349         230         665          411
     Merger expense ............................................       3,662        --         5,635         --
     Amortization of goodwill and core deposit intangibles .....       2,397       1,301       4,777        2,316
     Amortization of mortgage servicing assets .................       1,289         399       2,421          769
     Other expenses ............................................      19,565      15,459      37,480       28,567
                                                                   ---------   ---------   ---------    ---------
          Total noninterest expense ............................     106,404      79,082     205,399      150,817
                                                                   ---------   ---------   ---------    ---------
Income before income taxes .....................................      55,063      52,044     110,301      100,646
Income taxes ...................................................      17,614      18,707      35,144       35,810
                                                                   ---------   ---------   ---------    ---------
Net income .....................................................   $  37,449   $  33,337   $  75,157    $  64,836
                                                                   =========   =========   =========    =========
Weighted average common shares outstanding .....................      72,843      68,556      71,931       68,279
Weighted average common and common-equivalent shares outstanding      74,027      70,755      73,037       70,436

Basic net income per common share ..............................   $    0.51   $    0.48   $    1.04    $    0.94
Diluted net income per common share ............................   $    0.51   $    0.47   $    1.03    $    0.91

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                          Three Months Ended              Six Months Ended
                                                                                June 30,                       June 30,
                                                                      ----------------------------- ------------------------------
(In thousands)                                                            1998            1997            1998           1997
                                                                      ------------    ------------    ------------    ------------
Cash flows from operating activities:
   Net income .....................................................   $     37,449    $     33,337    $     75,157    $     64,836
   Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Provision for loan losses .................................          3,215           1,767           6,741           3,710
        Write-downs of other real estate owned ....................            137              64             157             161
        Depreciation of premises and equipment ....................          6,269           4,979          12,183           9,462
        Amortization of premium core deposits and other intangibles          3,671           1,700           7,198           3,085
        Amortization of net premium/discount on
             investment securities ................................          1,470           1,400           3,114           2,630
        Accretion of unearned income and fees, net of
             related costs ........................................           (618)            608          (2,169)           (596)
        Proceeds from sales of trading account securities .........     42,399,035      28,383,292      77,526,251      54,094,572
        Increase in trading account securities ....................    (42,524,672)    (28,663,329)    (77,844,484)    (54,498,490)
        Net gain on sales of investment securities ................         (2,224)           (414)         (2,995)           (443)
        Proceeds from loans held for sale .........................        369,861         165,837         613,066         320,192
        Increase in loans held for sale ...........................       (315,540)       (150,135)       (627,433)       (322,866)
        Net gain on sales of loans, leases and other assets .......        (10,241)         (6,364)        (18,983)        (14,517)


        Net (gain) loss on sales of other real estate owned .......            139             (79)           (119)            (70)
        Change in accrued income taxes ............................         (9,021)        (12,258)          7,725           3,325
        Change in accrued interest receivable .....................          6,664          (5,225)          6,510         (11,282)
        Change in other assets ....................................          8,989         (16,836)        (54,238)        (29,975)
        Change in accrued interest payable ........................         (5,293)         (3,445)          1,002           2,694
        Change in accrued liabilities .............................        196,798           6,895         192,194          (3,088)
                                                                      ------------    ------------    ------------    ------------
             Net cash used in operating
                  activities ......................................       (166,088)       (258,206)        (99,123)       (376,660)
                                                                      ------------    ------------    ------------    ------------

Cash flows from investing activities:
    Net decrease (increase) in money market investments ...........        (54,559)        223,312        (376,414)       (209,827)
    Proceeds from maturities of investment securities
         held to maturity .........................................        805,355         101,922       1,396,800         210,375
    Purchases of investment securities held to maturity ...........     (1,110,732)       (401,801)     (1,164,324)       (535,065)
    Proceeds from sales of investment securities
         available for sale .......................................         30,888         124,234         139,970         134,377
    Proceeds from maturities of investment securities
         available for sale .......................................        102,462          12,541         111,169          91,924
    Purchases of investment securities available for sale .........        (84,083)       (105,202)       (193,854)       (162,862)
    Proceeds from sales of loans and leases .......................        213,254         367,226         419,530         550,086
    Net increase in loans and leases ..............................       (392,271)       (352,873)       (743,243)       (816,560)
    Principal collections on leveraged leases .....................           --              --             1,067            --
    Proceeds from sales of premises and equipment .................          2,141             560           2,385             704
    Purchases of premises and equipment ...........................        (11,014)         (7,913)        (22,445)        (16,274)
    Proceeds from sales of other real estate owned ................            393           1,452           3,500           1,736
    Proceeds from sales of mortgage servicing rights ..............            271             151             609             374
    Purchases of mortgage servicing rights ........................           (760)           (115)         (1,463)           (173)
    Proceeds from sales of other assets ...........................            425             120             595             270
    Purchases of other assets .....................................           --                50            --              --
    Cash paid for acquisitions, net of cash received ..............         16,870             682          26,995          14,717
                                                                      ------------    ------------    ------------    ------------
              Net cash used in investing
                   activities .....................................       (481,360)        (35,654)       (399,123)       (736,198)
                                                                      ------------    ------------    ------------    ------------


ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
                                                        Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                     --------------------------    --------------------------
(In thousands)                                           1998           1997           1998           1997
                                                     -----------    -----------    -----------    -----------
Cash flows from financing activities:
     Net increase in deposits ....................         2,618        130,694        186,861        309,572
     Net change in short-term funds borrowed .....       159,044        204,334        192,316        849,094
     Proceeds from FHLB advances over one year ...          --           40,000           --           40,000
     Payments on FHLB advances over one year .....        (3,410)        (4,398)       (97,620)       (16,743)
     Payments on leveraged leases ................          --             --           (1,067)          --
     Proceeds from issuance of long-term debt ....       110,000         16,603        110,000         24,103
     Payments on long-term debt ..................          (644)           (33)        (3,007)          (449)
     Proceeds from issuance of common stock ......       131,142            381        131,801          1,154
     Payments to redeem common stock .............          (620)       (28,986)       (13,402)       (55,111)
     Dividends paid ..............................       (10,675)        (7,744)       (18,998)       (14,520)
                                                     -----------    -----------    -----------    -----------
               Net cash provided by
                    financing  activities ........       387,455        350,851        486,884      1,137,100
                                                     -----------    -----------    -----------    -----------
Net increase (decrease) in cash and due from banks        72,183         56,991        (11,362)        24,242
Cash and due from banks at beginning of period ...       609,947        476,848        693,492        509,597
                                                     -----------    -----------    -----------    -----------
Cash and due from banks at end of period .........   $   682,130    $   533,839    $   682,130    $   533,839
                                                     ===========    ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
(In thousands)                                   1998       1997       1998       1997
                                               --------   --------   --------   --------
Cash paid for:
     Interest ..............................   $100,569   $ 92,548   $188,573   $165,603
     Income taxes ..........................     22,501     31,473     22,501     31,856
Loans transferred to other real estate owned        784        961      1,188      3,298

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
                                                                         Six Months Ended
                                                                           June 30, 1998
                                              ------------------------------------------------------------------------
                                                                            Accumulated
                                                                               Other                         Total
                                               Common      Comprehensive   Comprehensive    Retained     Shareholders'
(In thousands)                                  Stock         Income       Income (Loss)    Earnings        Equity
                                              ---------    -------------   -------------    ---------    -------------
Balance, January 1, 1998 ..................   $ 179,211                    $       1,484    $ 537,467    $     718,162
Net income for the period .................                $      75,157                       75,157           75,157
Other comprehensive income, net of tax
    Unrealized holding gain (loss) on
       securities available for sale net of
       reclassification adjustment ........                       (2,132)         (2,132)                       (2,132)
                                                           -------------
    Total comprehensive income ............                $      73,025
                                                           =============
Cash dividends:
    Preferred, paid by subsidiaries to
       minority shareholders ..............                                                       (30)             (30)
    Common, $.26 per share ................                                                   (18,799)         (18,799)
    Dividends of acquired company prior
       to merger ..........................                                                      (169)            (169)
Net proceeds from stock offering ..........     129,871                                                        129,871
Issuance of common shares for acquisitions        9,721                               21       18,575           28,317
Conversion of acquired company
   convertible debt prior to acquisition ..       4,546                                                          4,546
Stock redeemed and retired ................     (13,402)                                                       (13,402)
Stock options exercised ...................       3,124                                                          3,124
                                              ---------                    -------------    ---------    -------------
Balance, June 30, 1998 ....................   $ 313,071                    $        (627)   $ 612,201    $     924,645
                                              ==========                   =============    =========    =============


                                                                          Six Months Ended
                                                                           June 30, 1997
                                              ------------------------------------------------------------------------
                                                                            Accumulated
                                                                               Other                         Total
                                               Common      Comprehensive   Comprehensive    Retained     Shareholders'
(In thousands)                                  Stock         Income       Income (Loss)    Earnings        Equity
                                              ---------    -------------   -------------    ---------    -------------
Balance, January 1, 1997 ..................   $ 181,084                    $      (5,476)   $ 437,365    $     612,973
Net income for the period .................                $      64,836                       64,836           64,836
Other comprehensive income, net of tax
    Unrealized holding gain (loss) on
       securities available for sale net of
       reclassification adjustment ........                        2,806           2,806                         2,806
                                                           -------------
    Total comprehensive income ............                $      67,642
                                                           =============
Cash dividends:
    Preferred, paid by subsidiaries to
       minority shareholders ..............                                                       (18)             (18)
    Common, $.23 per share ................                                                   (13,573)         (13,573)
    Dividends of acquired company prior
       to merger ..........................                                                      (929)            (929)
Issuance of common shares for acquisitions       92,015                                                         92,015
Stock redeemed and retired ................     (55,111)                                                       (55,111)
Stock options exercised ...................       1,499                                                          1,499
                                              ---------                    -------------    ---------    -------------
Balance, June 30, 1997 ....................   $ 219,487                    $      (2,670)   $ 487,681    $     704,498
                                              =========                    =============    =========    =============

Total comprehensive income for the three months ended June 30, 1998 and 1997 was $37,405 and $37,684, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On January 6, 1998 the Company acquired Vectra Banking Corporation and its banking subsidiary Vectra Bank. On May 22, 1998 the Company acquired FP Bancorp, Inc. and its banking subsidiary First Pacific National Bank. Both acquisitions were accounted for as pooling of interests and were considered significant. Accordingly, prior period amounts have been restated. Certain amounts in the 1997 consolidated financial statements have also been reclassified to conform to the 1998 presentation. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1997.

The Company adopted Statement of Financial Accounting Standards No. 130 (Statement 130), "Reporting Comprehensive Income", effective January 1, 1998. Statement 130 establishes standards for reporting and displaying comprehensive earnings and its components in financial statements. Prior interim periods have been reclassified to conform for comparative presentation.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The provisions of this statement require disclosure of financial reports issued to shareholders. This statement is effective for fiscal years beginning after December 15, 1997; however, it is not required to be applied for interim reporting in the initial year of application.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities. This statement is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently studying the statement to determine its future effects.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.
    MANAGEMENT'S DISCUSSION AND ANALYSIS
    ------------------------------------

FINANCIAL HIGHLIGHTS
(Unaudited)

                                            Three Months Ended                Six Months Ended
                                                 June 30,                          June 30,
                                         ----------------------------------------------------------------
                                           1998        1997    % Change      1998        1997    % Change
                                         --------    --------    -----     --------    --------    ------
(In thousands, except per share and ratio data)
EARNINGS
Taxable-equivalent net interest income   $120,219    $ 99,347    21.01 %   $235,378    $188,704    24.73 %
Net interest income ..................    118,143      97,664    20.97 %    231,341     185,243    24.89 %
Noninterest income ...................     46,539      35,229    32.10 %     91,100      69,930    30.27 %
Provision for loan losses ............      3,215       1,767    81.95 %      6,741       3,710    81.70 %
Noninterest expense ..................    106,404      79,082    34.55 %    205,399     150,817    36.19 %
Income before income taxes ...........     55,063      52,044     5.80 %    110,301     100,646     9.59 %
Income taxes .........................     17,614      18,707    (5.84)%     35,144      35,810    (1.86)%
Net income ...........................     37,449      33,337    12.33 %     75,157      64,836    15.92 %

PER COMMON SHARE
Net income (diluted) .................       0.51        0.47     8.51 %       1.03        0.91    13.19 %
Dividends ............................       0.14        0.12    16.67 %       0.26        0.23    13.04 %
Book value ...........................                                        12.32       10.13    21.62 %

SELECTED RATIOS
Return on average assets .............       1.30%       1.33%                 1.33%       1.36%
Return on average common equity ......      18.57%      20.16%                19.59%      20.40%
Efficiency ratio .....................      63.81%      58.76%                62.91%      58.31%
Net interest margin ..................       4.56%       4.32%                 4.55%       4.31%

OPERATING CASH EARNINGS*
Taxable-equivalent net interest income   $120,219    $ 99,347    21.01 %   $235,378    $188,704    24.73 %
Net interest income ..................    118,143      97,664    20.97 %    231,341     185,243    24.89 %
Noninterest income ...................     46,539      35,229    32.10 %     91,100      69,930    30.27 %
Provision for loan losses ............      3,215       1,767    81.95 %      6,741       3,710    81.70 %
Noninterest expense ..................    100,345      77,781    29.01 %    194,987     148,501    31.30 %
Income before income taxes ...........     61,122      53,345    14.58 %    120,713     102,962    17.24 %
Income taxes .........................     18,172      18,714    (2.90)%     36,202      35,845     1.00 %
Net income ...........................     42,950      34,631    24.02 %     84,511      67,117    25.92 %

PER COMMON SHARE
Net income (diluted) .................       0.58        0.49    18.37 %       1.16        0.95    22.11 %
Dividends ............................       0.14        0.12    16.67 %       0.26        0.23    13.04 %
Book value ...........................                                        10.04        8.39    19.67 %

SELECTED RATIOS
Return on average assets .............       1.51%       1.40%                 1.51%       1.42%
Return on average common equity ......      27.28%      24.44%                28.33%      23.98%
Efficiency ratio .....................      60.17%      57.80%                59.72%      57.42%
Net interest margin ..................       4.56%       4.32%                 4.55%       4.31%


* Before amortization of goodwill and core deposit intangible assets and merger charges.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)
                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                             June 30,
                                                ----------------------------------  ----------------------------------------
(In thousands, except per share and ratio data)     1998          1997    % Change     1998            1997         % Change
                                                -----------   -----------   ------  -----------    -----------        ------

AVERAGE BALANCES
Total assets ................................   $11,574,164   $10,027,480   15.42%  $11,430,048    $ 9,580,772        19.30%
Securities ..................................     2,778,415     2,741,843    1.33%    2,906,621      2,558,495        13.61%
Net loans and leases ........................     5,998,996     4,816,063   24.56%    5,831,128      4,641,846        25.62%
Goodwill and core deposit intangibles .......       170,073        94,943   79.13%      172,161         76,530       124.96%
Total deposits ..............................     8,126,887     6,167,565   31.77%    7,979,270      5,956,348        33.96%
Shareholders' equity ........................       808,690       663,225   21.93%      773,734        641,047        20.70%

Weighted average common and common-
     equivalent shares outstanding ..........    74,027,000    70,755,000    4.62%   73,037,000     70,436,000         3.69%

AT PERIOD END
Total assets ................................                                       $11,780,537    $ 9,696,279        21.50%
Securities ..................................                                         3,128,036      2,974,116         5.18%
Net loans and leases ........................                                         6,125,107      4,962,866        23.42%
Allowance for loan losses ...................                                            96,043         86,869        10.56%
Goodwill and core deposit intangibles .......                                           170,993        121,144        41.15%
Total deposits ..............................                                         8,312,094      6,529,716        27.30%
Shareholders' equity ........................                                           924,645        704,498        31.25%

Common shares outstanding ...................                                        75,033,242     69,562,253         7.86%

Average equity to average assets ............          6.99%         6.61%                 6.77%          6.69%
Common dividend payout ......................         28.05%        21.55%                25.01%         20.93%

Nonperforming assets ........................                                            29,333         20,781        41.15%
Loans past due 90 days or more ..............                                            15,566          8,170        90.53%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at June 30 ........                                               .48%           .42%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved record earnings for the quarter and half-year ended June 30, 1998. Consolidated net income for the second quarter of 1998 was $37.4 million or $0.51 per diluted share, an increase of 12.3% and 8.5%, respectively, over the restated $33.3 million or $0.47 earned in the second quarter of 1997. Consolidated net income for the second quarter of 1998 decreased .7% and 1.9%, respectively, from the restated $37.7 million or $0.52 per diluted share for the first quarter of 1998. The quarterly dividend per share increased 16.7% to $0.14 from $0.12 in the second quarter of 1997 and the first quarter of 1998.

Consolidated net income was $75.2 million or $1.03 per diluted share for the first six months of 1998, compared to $64.8 million or $0.91 per diluted share for the first six months of 1997, which constituted increases of 15.9% and 13.2% respectively.

The annualized return on average assets for the second quarter and for the first six months of 1998 was 1.30% and 1.33% compared to 1.33% and 1.36%, respectively, in 1997, resulting in an annualized return on average common shareholders' equity of 18.57% and 19.59% for the second quarter and for the first six months of 1998, compared to 20.16% and 20.40% for the same periods of 1997. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the second quarter and for the first six months of 1998 was 63.81% and 62.91%, respectively, compared to 58.76% and 58.31% for the same periods of 1997.

OPERATING CASH EARNINGS RESULTS

The Company is also providing its earnings performance on an operating cash basis since it believes that its cash performance is a better reflection of its financial position and shareholder value creation as well as its ability to support growth, pay dividends, and repurchase stock than reported net income. The use of purchase accounting results in increased levels of goodwill and core deposit intangible assets recognized and amortized. Operating cash earnings are earnings before amortization of goodwill and core deposit intangible assets and merger expenses. Operating cash performance ratios are determined as if goodwill and core deposit intangible assets and their associated amortization have not been recognized on the financial statements.

Operating cash earnings for the quarter were $43.0 million or $0.58 per diluted share, an increase of 24.0% and 18.4%, respectively, over the $34.6 million or $0.49 per diluted share earned in the second quarter of 1997. Operating cash earnings for the second quarter of 1998 increased 3.4% over the $41.6 million earned during the first quarter of 1998. Operating cash earnings per diluted share were $0.58 for both the first and second quarters of 1998. Year-to-date operating cash earnings were $84.5 million or $1.16 per diluted share, an increase of 25.9% and 22.1%, respectively, over the $67.1 million or $0.95 per diluted share earned in the first half of 1997.

The operating cash annualized return on average assets for the second quarter and for the first six months of 1998 was 1.51% and 1.51% compared to 1.40% and 1.42%, respectively, in 1997. Operating cash annualized return on average common shareholders' equity was 27.28% and 28.33% for the second quarter and for the first six months of 1998, compared to 24.44% and 23.98% for the same periods of 1997. The Company's cash efficiency ratio for the second quarter and for the first six months of 1998 was 60.17% and 59.72%, respectively, compared to 57.80% and 57.42% for the same periods of 1997.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company's second-quarter $4.1 million (12.3%) increase in earnings relative to the same period a year ago reflects a $20.5 million (21.0%) increase in net interest income, a $11.3 million (32.1%) increase in noninterest income, partially offset by a $1.4 million (82.0%) increase in the provision for loan losses, a $27.3 million (34.6%) increase in noninterest expenses and a $1.1 million (5.8%) decrease in income tax expense.

The Company's $10.3 million (15.9%) increase in net income for the six-month period ended June 30, 1998 compared to the similar period in 1997, reflects a $46.1 million (24.9%) increase in net interest income, a $21.2 million (30.3%) increase in noninterest income, partially offset by a $3.0 million (81.7%) increase in the provision for loan losses, a $54.6 million (36.2%) increase in noninterest expenses and a $ .7 million (1.9%) decrease in income tax expense.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the second quarter of 1998, adjusted to a fully taxable-equivalent basis, increased 21.0% to $120.2 million compared to $99.3 million for the second quarter of 1997 and increased 4.4% from $115.2 million for the first quarter of 1998. Net interest margin was 4.56%, compared to 4.32% for the second quarter of 1997 and 4.54% for the first quarter of 1998. Six-month net interest income, on a fully taxable-equivalent basis, was $235.4 million in 1998, an increase of 24.7% compared to $188.7 million for the first six months of 1997. Net interest margin for the first six months of 1998 was 4.55%, compared to 4.31% for the first six months of 1997.

The yield on average earning assets decreased 8 basis points during the second quarter of 1998 as compared to the second quarter of 1997, and decreased 14 basis points from the first quarter of 1998. The average rate paid this quarter on interest-bearing funds decreased 26 basis points from the second quarter of 1997 and decreased 16 basis points from the first quarter of 1998. Comparing the first six months of 1998 with 1997, the yield on average earning assets increased 6 basis points, while the cost of interest-bearing funds decreased by 13 basis points.

The spread on average interest-bearing funds for the second quarter of 1998 was 3.75%, up from the 3.57% for the second quarter of 1997 and up from the 3.73% for the first quarter of 1998. The spread on average interest-bearing funds for the first six months of 1998 was 3.75% compared with 3.56% for the same period in 1997.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                         Three Months Ended                    Three Months Ended
                                                           June 30, 1998                          June 30, 1997
                                             -------------------------------------- ---------------------------------------
                                                Average        Amount of    Average    Average        Amount of     Average
(In thousands)                                  Balance       Interest(1)     Rate     Balance       Interest(1)      Rate
                                             ------------    ------------   ------- ------------    ------------     ------
ASSETS
Money market investments:
     Interest-bearing deposits ...........   $     60,535    $        797      5.28%$     51,942    $        644       4.97%
     Federal funds sold and security
          resell agreements ..............      1,738,653          23,585      5.44%   1,616,542          22,664       5.62%
                                             ------------    ------------           ------------    ------------
          Total money market investments .      1,799,188          24,382      5.44%   1,668,484          23,308       5.60%
                                             ------------    ------------           ------------    ------------
Securities:
     Held to maturity:
          Taxable ........................      1,527,959          25,476      6.69%   1,511,409          26,372       7.00%
          Nontaxable .....................        221,973           4,708      8.51%     201,924           3,646       7.24%
     Available for sale:
          Taxable ........................        495,086           7,153      5.80%     665,590          11,190       6.74%
          Nontaxable .....................         14,614             276      7.58%      43,208             841       7.81%
     Trading account .....................        518,783           7,235      5.59%     319,712           4,790       6.01%
                                             ------------    ------------           ------------    ------------
          Total securities ...............      2,778,415          44,848      6.47%   2,741,843          46,839       6.85%
                                             ------------    ------------           ------------    ------------
Loans:
     Loans held for sale .................        203,997           3,660      7.20%     164,121           3,083       7.53%
     Net loans and leases 2 ..............      5,794,999         142,504      9.86%   4,651,942         116,582      10.05%
                                             ------------    ------------           ------------    ------------
          Total loans ....................      5,998,996         146,164      9.77%   4,816,063         119,665       9.97%
                                             ------------    ------------           ------------    ------------
Total interest-earning assets ............   $ 10,576,599    $    215,394      8.17%$  9,226,390    $    189,812       8.25%
                                                             ------------                           ------------
Cash and due from banks ..................        530,712                                455,101
Allowance for loan losses ................        (96,125)                               (86,036)
Goodwill and core deposit intangibles ....        170,073                                 94,943
Other assets .............................        392,905                                337,082
                                             ------------                           ------------
Total assets .............................   $ 11,574,164                           $ 10,027,480
                                             ============                           ============

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits ............   $    949,407    $      7,416      3.13%$    863,015    $      6,572       3.05%
     Money market super NOW deposits .....      3,179,179          28,514      3.60%   2,428,433          22,393       3.70%
     Time deposits under $100,000 ........      1,239,169          16,482      5.33%     930,299          11,858       5.11%
     Time deposits $100,000 or more ......        588,891           8,304      5.66%     363,721           5,116       5.64%
     Foreign deposits ....................        162,611           1,869      4.61%     131,902           1,450       4.41%
                                             ------------    ------------           ------------    ------------
          Total interest-bearing deposits       6,119,257          62,585      4.10%   4,717,370          47,389       4.03%
                                             ------------    ------------           ------------    ------------
Borrowed funds:
     Securities sold, not yet purchased ..        239,185           2,892      4.85%      93,678           1,414       6.05%
     Federal funds purchased and security
          repurchase agreements ..........      1,802,733          20,613      4.59%   2,467,017          33,213       5.40%
     FHLB advances and other borrowings:
          Less than one year .............         55,735             892      6.42%     124,580           1,038       3.34%
          Over one year ..................        136,347           1,678      4.94%      79,526           1,220       6.15%
     Long-term debt ......................        275,994           6,515      9.47%     275,181           6,191       9.02%
                                             ------------    ------------           ------------    ------------
          Total borrowed funds ...........      2,509,994          32,590      5.21%   3,039,982          43,076       5.68%
                                             ------------    ------------           ------------    ------------
Total interest-bearing liabilities .......   $  8,629,251    $     95,175      4.42%$  7,757,352    $     90,465       4.68%
                                                             ------------                           ------------
Noninterest-bearing deposits .............      2,007,630                              1,450,195
Other liabilities ........................        128,593                                156,708
                                             ------------                           ------------
Total liabilities ........................     10,765,474                              9,364,255
Total shareholders' equity ...............        808,690                                663,225
                                             ------------                           ------------
Total liabilities and shareholders' equity   $ 11,574,164                           $ 10,027,480
                                             ============                           ============
Spread on average interest-bearing funds .                                     3.75%                                   3.57%
                                                                               ====                                    ====
Net interest income and net yield on
     interest-earning assets .............                   $    120,219      4.56%                $     99,347       4.32%
                                                             ============      ====                 ============       ====

1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs.  Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                          Six Months Ended                       Six Months Ended
                                                           June 30, 1998                          June 30, 1997
                                             -------------------------------------- ---------------------------------------
                                                Average        Amount of    Average    Average        Amount of     Average
(In thousands)                                  Balance       Interest(1)     Rate     Balance       Interest(1)      Rate
                                             ------------    ------------   ------- ------------    ------------     ------
ASSETS
Money market investments:
     Interest-bearing deposits ...........   $     62,064    $      1,622      5.27%$     50,915    $      1,274       5.05%
     Federal funds sold and security
          resell agreements ..............      1,626,830          45,379      5.63%   1,571,704          43,144       5.54%
                                             ------------    ------------           ------------    ------------
          Total money market investments .      1,688,894          47,001      5.61%   1,622,619          44,418       5.52%
                                             ------------    ------------           ------------    ------------
Securities:
     Held to maturity:
          Taxable ........................      1,705,572          57,996      6.86%   1,380,572          47,620       6.96%
          Nontaxable .....................        231,440           9,351      8.15%     200,865           7,694       7.72%
     Available for sale:
          Taxable ........................        512,297          15,570      6.13%     658,602          21,981       6.73%
          Nontaxable .....................         18,013             697      7.80%      42,312           1,660       7.91%
     Trading account .....................        439,299          12,246      5.62%     276,144           8,135       5.94%
                                             ------------    ------------           ------------    ------------
          Total securities ...............      2,906,621          95,860      6.65%   2,558,495          87,090       6.86%
                                             ------------    ------------           ------------    ------------
Loans:
     Loans held for sale .................        204,470           7,216      7.12%     159,302           5,951       7.53%
     Net loans and leases 2 ..............      5,626,658         276,313      9.90%   4,482,544         221,009       9.94%
                                             ------------    ------------           ------------    ------------
          Total loans ....................      5,831,128         283,529      9.81%   4,641,846         226,960       9.86%
                                             ------------    ------------           ------------    ------------
Total interest-earning assets ............   $ 10,426,643    $    426,390      8.25%$  8,822,960    $    358,468       8.19%
                                                             ------------                           ------------
Cash and due from banks ..................        536,561                                441,336
Allowance for loan losses ................        (95,039)                               (85,265)
Goodwill and core deposit intangibles ....        172,161                                 76,530
Other assets .............................        389,722                                325,211
                                             ------------                           ------------
Total assets .............................   $ 11,430,048                           $  9,580,772
                                             ============                           ============

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits ............   $  1,011,650    $     15,266      3.04%$    842,135    $     12,901       3.09%
     Money market super NOW deposits .....      3,061,150          55,388      3.65%   2,356,913          42,975       3.68%
     Time deposits under $100,000 ........      1,234,092          32,707      5.34%     885,844          22,326       5.08%
     Time deposits $100,000 or more ......        557,223          15,754      5.70%     329,941           9,204       5.63%
     Foreign deposits ....................        164,021           3,774      4.64%     136,634           3,031       4.47%
                                             ------------    ------------           ------------    ------------
          Total interest-bearing deposits       6,028,136         122,889      4.11%   4,551,467          90,437       4.01%
                                             ------------    ------------           ------------    ------------
Borrowed funds:
     Securities sold, not yet purchased ..        183,036           4,606      5.07%      90,507           2,658       5.92%
     Federal funds purchased and security
          repurchase agreements ..........      1,843,345          44,332      4.85%   2,314,948          60,379       5.26%
     FHLB advances and other borrowings:
          Less than one year .............         79,734           2,542      6.43%      98.965           2,073       4.22%
          Over one year ..................        145,817           3,901      5.39%      75,523           2,292       6.12%
     Long-term debt ......................        277,447          12,742      9.26%     267,390          11,925       8.99%
                                             ------------    ------------           ------------    ------------
          Total borrowed funds ...........      2,529,379          68,123      5.43%   2,847,333          79,327       5.62%
                                             ------------    ------------           ------------    ------------
Total interest-bearing liabilities .......   $  8,557,515    $    191,012      4.50%$  7,398,800    $    169,764       4.63%
                                                             ------------                           ------------
Noninterest-bearing deposits .............      1,951,134                              1,404,881
Other liabilities ........................        147,665                                136,044
                                             ------------                           ------------
Total liabilities ........................     10,656,314                              8,939,725
Total shareholders' equity ...............        773,734                                641,047
                                             ------------                           ------------
Total liabilities and shareholders' equity   $ 11,430,048                           $  9,580,772
                                             ============                           ============

Spread on average interest-bearing funds .                                     3.75%                                   3.56%
                                                                               ====                                    ====
Net interest income and net yield on
     interest-earning assets .............                   $    235,378      4.55%                $    188,704       4.31%
                                                             ============      ====                 ============       ====

 1 Taxable-equivalent rates used where applicable.
 2 Net of unearned income and fees, net of related costs.  Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company manages its earnings sensitivity to interest rate movements, in part, by matching the repricing characteristics of its assets and liabilities and through the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for the first six months of 1998 was $2.7 million compared to $.9 million for the first six months of 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 82.0% to $3.2 million for the second quarter of 1998, as compared with $1.8 million for the second quarter of 1997, and decreased 8.8% from the $3.5 million for the first quarter of 1998. The provision for loan losses for the first six months of 1998 totaled $6.7 million, 81.7% more than the $3.7 million provision for the first six months of 1997. Annualized it is .23% of average loans for 1998 compared to .16% for 1997.

NONINTEREST INCOME

Noninterest income for the second quarter of 1998 was $46.5 million, an increase of 32.1% from the $35.2 million for the second quarter of 1997 and an increase of 4.4% over the $44.6 million for the first quarter of 1998. Primary contributors to the increase in noninterest income were service charges on deposit accounts; other service charges, commissions and fees; trust income; trading income; and loan sales and servicing income. Comparing the segments of noninterest income for the second quarter of 1998 and the second quarter of 1997 service charges on deposit accounts; other service charges, commissions and fees; trust income; trading account income; loan sales and servicing income; and other income increased 11.9%, 53.2%, 65.0%, 59.0%, 11.3%, and 52.2%, respectively. Net gains of $2.2 million on the sale of investment securities was realized during the second quarter of 1998 compared to net gains of $.4 million during the second quarter of 1997.

Noninterest income for the six months ending June 30, 1998 was $91.1 million, an increase of 30.3% over $69.9 million for the first six months of 1997. Comparing the segments of noninterest income for the first six months of 1998 and the first six months of 1997, service charges on deposit accounts; other service charges, commissions and fees; trust income; trading account income; loan sales and servicing income; and other income increased 18.1%, 31.0%, 30.3%, 90.6%, 16.7%, and 67.7%, respectively. Net gains of $3.0 million on the sale of investment securities was realized during the first six months of 1998 compared to $.4 million during the first six months of 1997.

ZIONS BANCORPORATION AND SUBSIDIARIES

Noninterest expense for the second quarter of 1998 was $106.4 million, an increase of 34.5% over $79.1 million for the second quarter of 1997, and an increase of 7.5% from the $99.0 million for the first quarter of 1998. Comparing significant noninterest expense segments for the second quarter of 1998 and the second quarter of 1997, salaries and employee benefits increased 24.2%, occupancy increased 29.5%, furniture and equipment expense increased 40.5% and the total of all other expenses increased 51.4% which included significant increases in legal and professional services, merger expenses, amortization of intangible assets and other expenses.

Noninterest expense for the six months ending June 30, 1998 was $205.4 million, an increase of 36.2% over $150.8 million for the first six months of 1997. Comparing significant noninterest expense segments for the first six months of 1998 and the first six months of 1997, salaries and employee benefits increased 27.2%, occupancy increased 31.9%, furniture and equipment expenses increased
40.7%, and the total of all other expenses increased 51.4% which included significant increases for legal and professional services, merger expenses, amortization of intangible assets and other expenses.

The increase in noninterest expense in 1998 resulted primarily from acquisitions, expansion of business lines and investment in personnel in selected areas to enhance future revenue growth. At June 30, 1998, the Company had 5,288 full-time equivalent employees, 266 offices and 531 ATMs compared to 4,243 full time equivalent employees, 198 offices and 474 ATMs at June 30, 1997.

INCOME TAXES

The Company's income taxes decreased 5.8% to $17.6 million for the second quarter of 1998 compared to $18.7 million for the second quarter of 1997 and increased .5% from the $17.5 million for the first quarter of 1998. The Company's income taxes were $35.1 million for the first six months of 1998 as compared to $35.8 million for the first six months of 1997. The Company's effective income tax rate was 31.86% for the first six months of 1998, down from 35.58% for the first six months of 1997. The decreased effective tax rate results primarily from the Company's efforts to restructure its balance sheet and changes in estimates of tax benefits from NOL and refund claims.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 18.2% to $10,426.6 million for the six months ended June 30, 1998, compared to $8,823.0 million for the six months ended June 30, 1997. Earning assets comprised 91.2% of total average assets for the first six months of 1998, compared with 92.1% for the first six months of 1997.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements increased 4.1% to $1,688.9 million in the first six months of 1998 as compared to $1,622.6 million in the first six months of 1997.

During the first six months of 1998, average securities increased 13.6% to $2,906.6 million compared to $2,558.5 million in the first six months of 1997. Average held to maturity securities increased 22.5%, available for sale securities decreased 24.3%, and trading account securities increased 59.1% compared with the first six months of 1997.

ZIONS BANCORPORATION AND SUBSIDIARIES

Average net loans and leases increased 25.6% to $5,831.1 million for the first six months of 1998 compared to $4,641.8 million in the first six months of 1997, representing 55.9% of earning assets in the first six months of 1998 compared to 52.6% in the first six months of 1997. Average net loans and leases were 73.1% of average total deposits for the six months ended June 30, 1998, as compared to 77.9% for the six months ended June 30, 1997.

INVESTMENT SECURITIES

The following table presents the Company's investment securities on June 30, 1998, December 31, 1997 and June 30, 1997.

                                                       June 30,                   December 31,                    June 30,
                                                        1998                          1997                          1997
                                             ---------------------------   --------------------------    ---------------------------
                                              Amortized        Market        Amortized       Market       Amortized        Market
(In thousands)                                   cost          value           cost           value          cost          value
                                             ------------   ------------   ------------   ------------   ------------   ------------
Held to maturity
    U.S. Treasury Securities .............   $      1,002   $      1,006   $       --     $       --     $     13,397   $     13,532
    U.S. government agencies and
       corporations:
       Small Business
            Administration loan-
            backed securities ............        395,676        401,220        440,615        448,867        468,106        474,959
       Other agency securities ...........      1,440,447      1,443,991      1,414,405      1,420,211      1,062,506      1,063,591
    States and political subdivisions ....        254,518        259,878        229,339        234,235        209,653        212,662
    Mortgage-backed securities ...........        130,398        130,707         88,559         89,782         80,790         81,814
                                             ------------   ------------   ------------   ------------   ------------   ------------
                                                2,222,041      2,236,802      2,172,918      2,193,095      1,834,452      1,846,558
                                             ------------   ------------   ------------   ------------   ------------   ------------
Available for sale
    U.S. Treasury securities .............         20,449         20,841         31,387         31,706         25,558         25,630
    U.S. government agencies .............        186,404        182,780        370,441        367,592        197,895        196,313
    States and political subdivisions ....         14,349         14,531         30,490         31,645         40,931         42,271
    Mortgage and other
       asset-backed securities ...........         41,886         42,338         82,764         83,744        229,203        224,811
                                             ------------   ------------   ------------   ------------   ------------   ------------
                                                  263,138        260,490        515,082        514,687        493,587        489,025
                                             ------------   ------------   ------------   ------------   ------------   ------------
    Equity securities:
       Mutual funds:
            Accessor Funds, Inc. .........        109,534        109,653        109,530        110,958        108,989        108,903
       Stock:
            Federal Home Loan Bank .......        103,033        103,033         97,711         97,711         93,658         93,658
            Other ........................         29,416         30,905         23,393         24,784          9,668         10,084
                                             ------------   ------------   ------------   ------------   ------------   ------------
                                                  241,983        243,591        230,634        233,453        212,315        212,645
                                             ------------   ------------   ------------   ------------   ------------   ------------
                                                  505,121        504,081        745,716        748,140        705,902        701,670
                                             ------------   ------------   ------------   ------------   ------------   ------------
Trading
    U.S. Treasury Securities .............        111,128        111,128            346            346         55,136         55,136
    U.S. government agencies and
       corporations:
       Small Business Administration
            loan-backed securities .......           --             --               14             14          7,665          7,665
       Other agency securities ...........        261,439        261,439         44,493         44,493        358,966        358,966
    States and political subdivisions ....          5,467          5,467          8,498          8,498          9,067          9,067
    Mortgage-backed securities ...........           --             --              630            630          7,160          7,160
    Certificates of Deposit ..............         23,880         23,880         29,700         29,700           --             --
                                             ------------   ------------   ------------   ------------   ------------   ------------
                                                  401,914        401,914         83,681         83,681        437,994        437,994
                                             ------------   ------------   ------------   ------------   ------------   ------------
Total ....................................   $  3,129,076   $  3,142,797   $  3,002,315   $  3,024,916   $  2,978,348   $  2,986,222
                                             ============   ============   ============   ============   ============   ============

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

The table below sets forth the amount of loans outstanding by type on June 30, 1998, December 31, 1997 and June 30, 1997.

(In thousands)
                                             June 30,  December 31,    June 30,
Types                                          1998        1997         1997
-----                                      ----------   ----------   ----------
Loans held for sale ....................   $  198,180   $  178,642   $  156,708
Commercial, financial, and agricultural     1,553,725    1,374,586    1,229,824
Real estate:
       Construction ....................      569,018      517,888      481,886
       Other:
               Home equity credit line .      159,223      179,325      162,421
               1-4 family residential ..    1,057,438      817,926      857,620
               Other real estate-secured    1,993,930    1,725,921    1,493,397
                                           ----------   ----------   ----------
                                            3,210,591    2,723,172    2,513,438
                                           ----------   ----------   ----------
                                            3,779,609    3,241,060    2,995,324
Consumer:
       Bankcard ........................       56,949       65,521       42,238
       Other ...........................      378,757      451,633      369,239
                                           ----------   ----------   ----------
                                              435,706      517,154      411,477

Lease financing ........................      174,318      176,514      158,767
Other receivables ......................       25,760       71,166       52,333
                                           ----------   ----------   ----------
       Total loans .....................   $6,167,298   $5,559,122   $5,004,433
                                           ==========   ==========   ==========

Loans held for sale on June 30, 1998 increased 10.9% from year-end 1997. All other loans, net of unearned income and fees increased 11.1% to $5,926.9 million on June 30, 1998 compared to $5,336.5 million on December 31, 1997. Commercial loans, construction loans, and other real estate-secured loans increased from year end 13.0%, 9.9%, and 17.9%, respectively, as consumer loans, lease financing and other receivables decreased 18.7%, 1.2%, and 63.8%, respectively. Within the other real estate-secured loan portfolio, home equity credit line loans decreased 11.2%, 1-4 family residential loans increased 29.3% and all other real estate loans increased 15.5% from year end.

ZIONS BANCORPORATION AND SUBSIDIARIES

On June 30, 1998, long-term first mortgage real estate loans serviced for others totaled $1,797.5 million and consumer and other loan securitizations, which relate primarily to loans sold under revolving securitization structures, totaled $1,033.8 million. During the first six months of 1998, the Company sold $636.2 million of loans classified in held for sale, and securitized and sold SBA 504 loans, home equity credit line loans, credit card receivables and automobile loans totaling $409.9 million. During the first six months of 1998, total loans sold were $1,046.1 million.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $29.3 million on June 30, 1998, up from $23.5 million on December 31, 1997, and up from $20.8 million on June 30, 1997. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .48%, .43% and .42% on June 30, 1998, December 31, 1997, and June 30, 1997, respectively.

Accruing loans past due 90 days or more totaled $15.6 million on June 30, 1998, up from $10.6 million on December 31, 1997, and up from $8.2 million on June 30, 1997. These loans equaled .25% of net loans and leases on June 30, 1998, as compared to .19% on December 31, 1997 and .16% on June 30, 1997.

No loans to borrowers were considered potential problems at June 30, 1998 and December 31, 1997. On June 30, 1997, there was one potential problem loan of $2.5 million. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans included in nonaccrual loans and leases, amounted to $15.5 million on June 30, 1998, as compared to $7.1 million on December 31, 1997, and $6.8 million on June 30, 1997. The Company considers a loan to be impaired when the accrual of interest has been discontinued and it meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral.
Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on June 30, 1998, December 31, 1997, and June 30, 1997, is a required allowance of $1.2 million, $46 thousand and $1.6 million, respectively, on $5.2 million, $.3 million and $3.3 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets on June 30, 1998, December 31, 1997, and June 30, 1997.




                                                June 30, December 31, June 30,
(In thousands)                                    1998       1997       1997
                                                -------    -------    -------
Nonaccrual loans ............................   $25,055    $16,299    $15,953
Restructured loans ..........................       685      1,510        830
Other real estate owned and other
     nonperforming assets ...................     3,593      5,738      3,998
                                                -------    -------    -------
     Total ..................................   $29,333    $23,547    $20,781
                                                =======    =======    =======
% of net loans and leases*, other real estate
     owned and other nonperforming assets ...       .48%       .43%       .42%

Accruing loans past due 90 days or more .....   $15,566    $10,616    $ 8,170
                                                =======    =======    =======

% of net loans and leases* ..................       .25%       .19%       .16%
*Includes loans held for sale


ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.57% of net loans and leases on June 30, 1998, compared to 1.62% on December 31, 1997, and 1.75% on June 30, 1997. Net charge-offs during the second quarter of 1998 were $3.1 million, or
 .21% of average net loans and leases, compared to $2.3 million, or .19% of average net loans and leases for the second quarter of 1997. Net charge-offs for the first six months of 1998 were $3.7 million, or .13% of average net loans and leases, compared to $4.2 million or .18% of average net loans and leases for the first six months of 1997.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 373.13% on June 30, 1998, compared to 500.89% on December 31, 1997, and 517.60%
on June 30, 1997. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 236.44% on June 30, 1998, compared to 331.42% on December 31, 1997 and 360.11% on June 30, 1997.

On June 30, 1998, December 31, 1997, and June 30, 1997, the allowance for loan losses includes an allocation of $9.5 million, $8.9 million and $8.0 million, respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on June 30, 1998, December 31, 1997 and June 30, 1997, totaled $3,045.4 million, $2,700.1 million and $2,363.4 million, respectively.

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

                                               Six Months    Twelve Months     Six Months
                                                 Ended          Ended            Ended
(In thousands)                                  June 30,      December 31,      June 30,
                                                 1998            1997            1997
                                              -----------     -----------     -----------
Average loans* and leases outstanding
     (net of unearned income) .............   $ 5,831,128     $ 4,975,871     $ 4,641,846
                                              ===========     ===========     ===========
Allowance for possible losses:
Balance at beginning of the period ........   $    89,203     $    84,163     $    84,163
Allowance of companies acquired ...........         3,827           7,063           3,223
Provision charged against earnings ........         6,741           7,458           3,710
Loans and leases charged-off:
     Loans held for sale ..................          --              --              --
     Commercial, financial and agricultural        (1,887)         (6,157)         (2,440)
     Real estate ..........................          (764)         (1,148)           (539)
     Consumer .............................        (4,686)         (8,939)         (3,826)
     Lease financing ......................            (3)           (279)            (90)
     Other receivables ....................           289            --              --
                                              -----------     -----------     -----------
          Total ...........................        (7,629)        (16,523)         (6,895)
                                              -----------     -----------     -----------
Recoveries:
     Loans held for sale ..................          --              --              --
     Commercial, financial and agricultural         1,680           2,540           1,002
     Real estate ..........................           763           1,906             379
     Consumer .............................         1,396           2,450           1,284
     Lease financing ......................            53             146               3
     Other receivables ....................             9            --              --
                                              -----------     -----------     -----------
          Total ...........................         3,901           7,042           2,668
                                              -----------     -----------     -----------
Net loan and lease charge-offs ............        (3,728)         (9,481)         (4,227)
                                              -----------     -----------     -----------
Balance at end of the period ..............   $    96,043     $    89,203     $    86,869
                                              ===========     ===========     ===========

*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases .............           .13%            .19%            .18%

ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $7,979.3 million for the first six months of 1998 increased 34.0% over the $5,956.3 million for the first six months of 1997, with average demand deposits increasing 38.9%. Average money market and super NOW deposits, time deposits under $100,000, time deposits over $100,000 and foreign deposits for the first six months of 1998 increased 29.9%, 39.3%, 68.9% and 20.0% respectively, from the first six months of 1997. Average savings and NOW deposits increased 20.1% during the first six months of 1998, compared with the same period one year earlier.

Total deposits increased 7.7% to $8,312.1 million on June 30, 1998 as compared to $7,720.5 million on December 31, 1997. Comparing June 30, 1998 to December 31, 1997, demand deposits, savings and money market deposits, time deposits under $100,000, and time deposits over $100,000 increased 7.7%, 6.8%, 5.3%, and 23.4%, respectively, and foreign deposits decreased 4.4%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors and debt service requirements, as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. The Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, totaled $2,209.0 million or 29.4% of core deposits on June 30, 1998.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 90.3% of total deposits on June 30, 1998 as compared to 91.0% on December 31, 1997 and 91.5% on June 30, 1997.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium- to long-term liquidity. The Company's ability to raise funds in the capital markets through the securitization process and by debt issuance allows the Company to take advantage of market opportunities to meet funding needs at reasonable cost.

The parent company's cash requirements consist primarily of debt service, dividends to shareholders, operating expenses, income taxes, and share repurchases. The parent company's cash needs are routinely satisfied through payments by subsidiaries of dividends, management and other fees, principal and interest payments on subsidiary borrowings from the parent company.

On June 15, 1998, the Company issued $110 million of subordinated debentures. The capital qualifying securities are subordinate to the claims of depositors. With the approval of banking regulators, the ten year securities are callable in five years at par. The debentures bear interest at 70 basis points over 90-day Libor for the first five years and 120 basis points over 90-day Libor for the last five years and require quarterly interest payments.

Interest rate risk is the most significant market risk regularly undertaken by Company. The Company believes there have been no significant changes in market risk compared to the disclosures in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1997.

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

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity on June 30, 1998 was $924.6 million, an increase of 28.8% over the $718.2 million on December 31, 1997, and an increase of 31.2% over the $704.5 million on June 30, 1997. The ratio of average equity to average assets for the first six months of 1998 was 6.77% as compared to 6.69% for the same period in 1997. On June 30, 1998, the Company's Tier I risk-based capital ratio was 13.50%, as compared to 11.52% on December 31, 1997 and 13.69% on June 30, 1997. On June 30, 1998 the Company's total risk-based capital ratio was 16.90%, as compared to 13.40% on December 31, 1997 and 15.83% on June 30, 1997.
The Company's leverage ratio on June 30, 1998 was 8.06%, as compared to 6.78% on December 31, 1997 and 7.84% on June 30, 1997.

Dividends declared per common share for the second quarter of 1998 of $.14 increased 16.7%, as compared to $.12 for the second quarter of 1997 and the first quarter of 1998. The common cash dividend payout of net income for the first six months of 1998 was 25.01%, as compared to 20.93% for the first six months of 1997.

On June 10, 1998, the Company completed a public offering of 2,760,000 shares of its common stock. Net proceeds from the offering were $129.9 million. The Company plans to use the proceeds for the Sumitomo acquisition.

During the first six months of 1998, the Company repurchased and retired 276,412 shares of its common stock at a cost of $12.4 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

MERGERS AND ACQUISITIONS

On May 22, 1998, the Company acquired FP Bancorp, Inc. of Escondido, California and its banking subsidiary First Pacific National Bank for 1,914,731 shares of common stock. First Pacific National Bank was merged with the Company's California banking subsidiary Grossmont Bank. FP Bancorp, Inc. had total assets of approximately $363 million at the date of acquisition. The transaction was accounted for as a pooling-of-interests. The acquisition was considered significant and prior year amounts have been restated.

On May 29, 1998, the Company acquired Routt County National Bank Corporation and its banking subsidiary First National Bank of Colorado in Steamboat Springs, as well as SBT Bankshares, Inc. and its banking subsidiary State Bank and Trust of Colorado Springs. Zions Bancorporation exchanged 649,988 shares of its common stock for all the shares of Routt County National Bank Corporation and 460,311 shares of its common stock for all the common and common equivalent shares of SBT Bankshares, Inc. The acquisitions were not significant to the consolidated financial statements and were accounted for as poolings-of-interests.

On March 25, 1998, the Company announced a definitive agreement to acquire The Sumitomo Bank of California with headquarters in San Francisco, California. The Company will pay approximately $546 million for the acquisition. At June 30, 1998, The Sumitomo Bank of California had total assets of approximately $4.7 billion. The transaction will be accounted for as purchase and is intended to close in the third quarter of 1998. It is anticipated that The Sumitomo Bank of California will be merged with Grossmont Bank and First Pacific National Bank which was acquired during this quarter and the combined bank will be renamed California Bank and Trust. The combined bank will be the fifth largest commercial bank in the state.

On May 8, 1998, the Company and Kersey Bancorp, Inc., the parent company of Independent Bank in Kersey, Colorado announced a definitive agreement to merge Kersey Bancorp, Inc. with and into a subsidiary of Zions Bancorporation in exchange for common shares of Zions Bancorporation. At December 31, 1997, Kersey Bancorp, Inc. had total assets of $135 million and seven banking offices in Northeastern Colorado. The merger is intended to be accounted for as a pooling-of-interests, and is expected to close in the third quarter of 1998, subject to the approval of banking regulators and the shareholders of Kersey Bancorp, Inc.

On May 14, 1998, the Company and The Commerce Bancorporation, the parent company of The Commerce Bank of Washington, N.A. in Seattle, Washington, announced a definitive agreement to merge The Commerce Bancorporation with and into Zions Bancorporation in exchange for common shares of Zions Bancorporation. At March 31, 1998, Commerce had total assets of $330 million and operated one office in Seattle. The merger is intended to be accounted for as a pooling-of-interests and is expected to close in the third quarter of 1998, subject to the approval of banking regulators and the shareholders of The Commerce Bancorporation.

On May 15, 1998, the Company and Mountain Financial Holding Company, the parent company of Mountain National Bank, in Woodland Park, Colorado, announced a definitive agreement to merge Mountain Financial Holding Company with and into a subsidiary of Zions Bancorporation in exchange for common shares of Zions Bancorporation. As of December 31, 1997, Mountain Financial Holding Company had total assets of $85 million and 2 banking offices in Woodland Park and Cripple Creek, Colorado. The transaction is intended to be accounted for as a pooling-of-interests. The merger is subject to the approval

ZIONS BANCORPORATION AND SUBSIDIARIES

of banking regulators and the shareholders of Mountain Financial Holding Company and is expected to close in the third quarter of 1998.

On June 3, 1998, the Company announced a definitive agreement to merge with Eagle Holding Company, a bank holding company in Broomfield, Colorado. Eagle Holding Company will merge with and into a subsidiary of Zions Bancorporation in exchange for common shares of Zions. Eagle Bank has $41 million in assets and one banking location. The merger is subject to the approval of banking regulators and Eagle Holding Company's shareholders and is expected to close in the third quarter of 1998.

YEAR 2000

A number of electronic systems utilize a two-digit field for year references, e.g., 98 for 1998. Such systems may compute that the year 2000, if represented as 00, to be 98 years ago rather than two years hence. If these systems are not corrected prior to December 31, 1999, many processing failures could result. This section describes the status of the Company's efforts to correct these system deficiencies.

State of Readiness. The company is well underway with its Year 2000 remediation effort for its in-house information systems and expects remediation to be virtually completed by December 31, 1998, except for its personal trust and mortgage systems for which the Company is awaiting vendor modifications. The Company also has a number of small decentralized systems that are not critical to the Company's mission or its internal controls that it does not expect to be corrected by the end of this year. However, the Company anticipates that all of its systems, including those mentioned above, will be compliant by June 30, 1999. The Company uses third party servicers for some of its information and data processing needs and it is monitoring the progress of these entities in addressing the Year 2000 issue and believes they will all be compliant by March 31, 1999. The Company is also assessing the operability of other devices after 1999, including vaults, fax machines, stand-alone personal computers, security systems and elevators, and addressing deficiencies, if necessary. These efforts are currently underway and we anticipate compliance to be achieved in 1999.

Costs. In order to achieve and confirm Year 2000 readiness, significant costs are being incurred to test and modify or replace computer software and hardware, as well as a variety of other items, e.g., ATMs. The Company believes that its remediation costs have been mitigated since it has replaced the large preponderance of its core banking systems during the past five years with Year 2000 compliant software. However, the considerable effort required to implement new software and sufficiently test its compliance is consuming a substantial portion of the Company's internal information technology resources. This diversion of resources to the Year 2000 project has resulted in delays in implementing enhancements to a number of the Company's systems and products. The Company does not believe, however, that these delays will have a significant effect on its revenue or expense growth. In addition, a significant portion of the Company's ATM's and personal computers are expected to be replaced to achieve Year 2000 compliance. The aggregate increase in expense to achieve Year 2000 readiness is estimated to be $3 million of which $1.5 million has been incurred through June 30, 1998. This does not include an estimated capital outlay of between $2 to $4 million to replace certain ATMs and personal computers, a portion of which would have been incurred in the ordinary course of business without regard to Year 2000 issues.

ZIONS BANCORPORATION AND SUBSIDIARIES

Risks. If the Company's mission-critical applications are not compliant by 2000, it may not be able to correctly process transactions in a reasonable period of time. This scenario could result in a wide variety of claims against the Company for improper handling of its assets as well as deposits and other borrowings from its customers. The Company is also at risk if the credit worthiness of a few of its large borrowers, or a significant number of its small borrowers, were to deteriorate quickly and severely as a result of their inability to conduct business operations after December 31, 1999, for whatever reason. The Company is presently reviewing the Year 2000 plans of a number of its credit customers to ascertain the sufficiency of their remediation efforts and the implication of their actions on their credit worthiness. The Company explicitly disclaims, however, any obligation or liability for the completeness, or lack thereof, of its customers' Year 2000 remediation plans or actions.

Contingency Plans. The Company is in the process of developing contingency plans for each business unit in the event that the remediation plan is not completed in time or fails for reasons that are not presently foreseen. In the event of such a failure, these plans will outline the steps that will be taken to deal with the situation to minimize the effect on customers and losses to the Company.

FORWARD-LOOKING INFORMATION

Statements in Management's Discussion and Analysis that are not based on historical data are forward- looking, including, for example, the projected performance of Zions and its operations. These statements constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from the projections discussed in Management's Discussion and Analysis since such projections involve significant risks and uncertainties. Factors that might cause such differences include, but are not limited to: the timing of closing proposed acquisitions being delayed or such acquisitions being prohibited, competitive pressures among financial institutions increasing significantly, economic conditions, either nationally or locally in areas in which Zions conducts its operations, being less favorable than expected, legislation or regulatory changes which adversely affect the ability of the Company to conduct, or the accounting for, business combinations or share repurchases, or the cost and effort required to correct Year 2000 processing deficiencies being more difficult than expected due to the difficulty attracting and retaining qualified systems personnel or vendor-supplied software releases being delayed or not functioning properly. Zions disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.       OTHER INFORMATION
               -----------------

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
               -----------------------------------------------

The following is a summary of matters submitted to vote at the Annual Meeting of Shareholders of Zions Bancorporation:

       a) The Annual Meeting of Shareholders was held on April 24, 1998. Total number of shares eligible for voting was 69,053,648.

       b)      Election of Directors
               ---------------------

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

       c) The matters voted upon and the results were as follows:

          (1)    Election of Directors
                 ---------------------
                                                                Withhold
                                                For             Authority
                                                ---             ---------
                  Roger B. Porter            54,123,397          369,946
                  L.E. Simmons               54,113,515          379,827
                  I.J. Wagner                54,051,597          441,346

          (2) Approve an increase in the number of authorized shares of Capital Stock of Zions Bancorporation
                   ----------------------------------------

                    Approval to increase the authorized shares of Common Stock, without par value to 200,000,000 shares

                      For              Against            Abstain
                  52,897,891          1,463,811           130,837

          (3)      Amend the Zions Bancorporation Key Employee Stock Option Plan
                   -------------------------------------------------------------

                   Amend the Plan to provide for automatic increases in the aggregate number of shares available under the Plan.


                      For              Against            Abstain
                  43,624,887          2,459,168           516,249

ZIONS BANCORPORATION AND SUBSIDIARIES

          (4)      Appointment of Independent Accountants
                   --------------------------------------

                   The selection of KPMG Peat Marwick LLP as the firm of independent certified public accountants to audit the books and accounts of Zions Bancorporation and its subsidiaries for the year ending December 31, 1998 was ratified


                      For              Against            Abstain
                  54,315,714            55,093            108,036


PART II. OTHER INFORMATION (CONTINUED)

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

               a) Exhibits

                  Exhibit 3 Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated
                              April 24, 1998, and filed with the Department of Business Regulation, Division of Corporations of the State of Utah on April 27, 1998.

                  Exhibit 10 1998 Amendment to Zions Bancorporation Key Employee Incentive Stock Option Plan

               b) Reports on Form 8-K

Zions Bancorporation filed the following reports on Form 8-K during the quarter ended June 30, 1998;

Form 8-K/A filed May 27, 1998 (Item 5) Zions Bancorporation filed an amendment and supplement to Form 8-K dated April 3, 1998, which announced the Agreement and Plan of Merger, by and among, Zions Bancorporation, SBC Acquisition Corp., and The Sumitomo Bank of California. Additionally, Zions Bancorporation and The Sumitomo Bank of California entered into a Voting Agreement and an Indemnification Agreement both dated as of March 25, 1998.

Form 8-K filed May 18, 1998 (Item 5) Zions Bancorporation filed The Sumitomo Bank of California's unaudited balance sheet as of March 31, 1998 and unaudited statements of income, changes in shareholders' equity and cash flows for the three months ended March 31, 1998 and 1997.

Form 8-K  filed  April  15,  1998  (Item 5) Zions  Bancorporation  filed (I) The
Sumitomo  Bank of  California's  audited  balance  sheets  for the  years  ended
December 31, 1997 and 1996 and The Sumitomo Bank of California's audited statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995; and (II) unaudited summary pro forma condensed balance sheet and income statement information for the pending merger with The Sumitomo Bank of California.

ZIONS BANCORPORATION AND SUBSIDIARIES

Form 8-K filed April 3, 1998 (Item 5) On March 25, 1998, Zions Bancorporation issued a press release announcing the Agreement and Plan of Merger, by and among, Zions Bancorporation, SBC Acquisition Corp. and The Sumitomo Bank of California, pursuant to which SBC, an indirect wholly owned subsidiary of Zions Bancorporation, will merge with and into The Sumitomo Bank of California.


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

                                           ZIONS BANCORPORATION

                                           /s/Harris H. Simmons
                                           --------------------
                                           Harris H. Simmons, President and
                                           Chief Executive Officer

                                           /s/Dale M. Gibbons
                                           ------------------
                                           Dale M. Gibbons, Executive Vice
                                           President and Chief Financial Officer
Dated August 13, 1998