Form 10-Q
period 1998-09-30
ZIONS BANCORPORATION /UT/
filed 1998-11-13
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for
the past 90 days. Yes [ X ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, without par value,
outstanding at November 10, 1998                               78,195,837 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



PART I.       FINANCIAL INFORMATION
              ---------------------

   ITEM 1.       Financial Statements (unaudited)

                 Consolidated Balance Sheets ..............................   3
                 Consolidated Statements of Income ........................   4
                 Consolidated Statements of Cash Flows ....................   5
                 Consolidated Statements of Changes in Shareholders' Equity   7
                 Notes to Consolidated Financial Statements ...............   8

  ITEM 2.        Management's Discussion and Analysis .....................   9


PART II.      OTHER INFORMATION
              -----------------

  ITEM 5.          Other Information ......................................  26

  ITEM 6.          Exhibits and Reports on Form 8-K .......................  26


SIGNATURES  ...............................................................  26
----------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                              September 30,   December 31,   September 30,
(In thousands, except share amounts)                                              1998            1997           1997
                                                                              ------------    ------------   ------------
ASSETS
Cash and due from banks ...................................................   $    618,651    $    710,171   $    667,454
Money market investments:
     Interest-bearing deposits ............................................         25,572          62,001         59,667
     Federal funds sold ...................................................        360,038         442,179        237,316
     Security resell agreements ...........................................        880,499         349,338      1,150,551

Securities:
     Held to maturity at cost (approximate  market value $2,228,210, $2,220,179 and $2,194,506):
          Taxable .........................................................      1,951,668       1,967,858      1,950,732
          Nontaxable ......................................................        256,597         231,697        223,477
     Available for sale at market:
          Taxable .........................................................        542,588         775,086        712,857
          Nontaxable ......................................................         11,451          32,187         35,107
     Trading account securities at market .................................        203,871          83,681        223,561
                                                                              ------------    ------------   ------------
                                                                                 2,966,175       3,090,509      3,145,734

Loans:


     Loans held for sale at cost, which approximates market ...............        192,042         178,642        176,747
     Loans, leases and other receivables ..................................      6,614,719       5,534,324      5,309,256
                                                                              ------------    ------------   ------------
                                                                                 6,806,761       5,712,966      5,486,003
     Less:
         Unearned income and fees, net of related costs ...................         43,554          44,064         43,614
         Allowance for loan losses ........................................        100,440          91,571         89,998
                                                                              ------------    ------------   ------------
                                                                                 6,662,767       5,577,331      5,352,391

Premises and equipment, at cost, less accumulated depreciation ............        178,894         155,648        147,343
Goodwill and core deposit intangibles .....................................        168,869         174,433        151,375
Other real estate owned ...................................................          4,047           5,738          7,464
Other assets ..............................................................        519,922         301,856        222,494
                                                                              ------------    ------------   ------------
          Total assets ....................................................   $ 12,385,434    $ 10,869,204   $ 11,141,789
                                                                              ============    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand ...........................................   $  2,306,876    $  2,084,153   $  1,873,494
     Interest-bearing:
          Savings and money market ........................................      4,470,996       3,978,009      3,751,412
          Time under $100,000 .............................................      1,273,949       1,164,342      1,158,534
          Time over $100,000 ..............................................        684,719         546,686        469,540
          Foreign .........................................................        195,482         183,044        134,840
                                                                              ------------    ------------   ------------
                                                                                 8,932,022       7,956,234      7,387,820

Securities sold, not yet purchased ........................................        200,730          45,067        212,617
Federal funds purchased ...................................................        400,221         350,109        273,741
Security repurchase agreements ............................................      1,045,462       1,042,156      1,803,727
Accrued liabilities .......................................................        230,942         173,331        123,115
Commercial paper ..........................................................         74,630            --             --
Federal Home Loan Bank advances and other borrowings:
     Less than one year ...................................................         26,154          68,933        143,438
     Over one year ........................................................        113,199         210,681        197,904
Long-term debt ............................................................        384,806         280,641        280,709
                                                                              ------------    ------------   ------------
          Total liabilities ...............................................     11,408,166      10,127,152     10,423,071
                                                                              ------------    ------------   ------------
Shareholders' equity:
     Capital stock:
          Preferred stock, without par value; authorized 3,000,000
               shares; issued and outstanding, none .......................           --              --             --
          Common stock, without par value; authorized, 200,000,000,
               100,000,000, and 100,000,000 shares; issued and outstanding,
              77,594,651, 71,366,159 and 70,358,916 shares ................        318,792         190,039        195,678
     Accumulated other comprehensive income (loss) ........................         (2,424)          1,902         (3,125)
     Retained earnings ....................................................        660,900         550,111        526,165
                                                                              ------------    ------------   ------------
          Total shareholders' equity ......................................        977,268         742,052        718,718
                                                                              ------------    ------------   ------------
          Total liabilities and shareholders' equity ......................   $ 12,385,434    $ 10,869,204   $ 11,141,789
                                                                              ============    ============   ============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                    Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------------------------------
(In thousands, except per share amounts)                              1998         1997        1998         1997
                                                                   ---------    ---------   ---------   ---------
Interest income:
     Interest and fees on loans ................................   $ 153,752    $ 123,640   $ 430,027   $ 343,762
     Interest on loans held for sale ...........................       3,436        3,019      10,652       8,970
     Lease financing ...........................................       2,990        3,281       9,201      10,001
     Interest on money market investments ......................      21,303       21,523      68,983      66,215
     Interest on securities:
          Held to maturity:
               Taxable .........................................      36,832       31,420      95,380      79,669
               Nontaxable ......................................       3,334        3,306      10,141       8,886
          Available for sale:
               Taxable .........................................       6,806       12,136      24,603      35,648
               Nontaxable ......................................         184          546         689       1,720
          Trading account ......................................       5,880        4,396      18,126      12,531
                                                                   ---------    ---------   ---------   ---------
          Total interest income ................................     234,517      203,267     667,802     567,402
                                                                   ---------    ---------   ---------   ---------
Interest expense:
     Interest on savings and money market deposits .............      38,616       32,848     111,065      90,316
     Interest on time deposits under $100,000 ..................      18,191       14,858      51,038      37,315
     Interest on time deposits over $100,000 ...................       8,751        6,621      25,257      16,515
     Interest on foreign deposits ..............................       2,196        1,616       5,970       4,647
     Interest on securities sold, not yet purchased ............       2,838        1,371       7,444       4,029
     Interest on borrowed funds ................................      33,176       38,475      97,983     115,898
                                                                   ---------    ---------   ---------   ---------
          Total interest expense ...............................     103,768       95,789     298,757     268,720
                                                                   ---------    ---------   ---------   ---------
          Net interest income ..................................     130,749      107,478     369,045     298,682
Provision for loan losses ......................................       2,485        2,091       9,304       5,951
                                                                   ---------    ---------   ---------   ---------
          Net interest income after provision for loan losses ..     128,264      105,387     359,741     292,731
                                                                   ---------    ---------   ---------   ---------
Noninterest income:
     Service charges on deposit accounts .......................      14,343       12,823      40,709      35,192
     Other service charges, commissions and fees ...............      13,727       11,452      38,073      29,812
     Trust income ..............................................       2,222        1,582       5,863       4,377
     Investment securities gains (losses), net .................        (845)         188       2,181         631
     Trading account income ....................................       1,450        2,033       5,582       4,201
     Loan sales and servicing income ...........................      14,635        9,690      38,040      29,747
     Other income ..............................................       4,075        2,225      11,717       6,431
                                                                   ---------    ---------   ---------   ---------
          Total noninterest income .............................      49,607       39,993     142,165     110,391
                                                                   ---------    ---------   ---------   ---------
Noninterest expense:
     Salaries and employee benefits ............................      60,320       48,494     167,616     133,064
     Occupancy, net ............................................       6,950        5,176      18,959      14,304
     Furniture and equipment ...................................       9,281        7,404      25,692      19,080
     Other real estate expense .................................         218          116         170         341
     Legal and professional services ...........................       2,890        2,385       9,882       6,075
     Supplies ..................................................       2,580        2,431       7,778       6,586
     Postage ...................................................       2,441        1,916       6,690       5,368
     Advertising ...............................................       2,810        1,677       7,928       6,046
     FDIC premiums .............................................         297          172         975         593
     Merger expense ............................................       3,059         --        17,063        --
     Amortization of goodwill and core deposit intangibles .....       2,391        1,991       7,168       4,307
     Amortization of mortgage servicing assets .................       1,287          611       3,708       1,380
     Other expenses ............................................      18,316       18,134      57,380      47,631
                                                                   ---------    ---------   ---------   ---------
          Total noninterest expense ............................     112,840       90,507     331,009     244,775
                                                                   ---------    ---------   ---------   ---------
Income before income taxes .....................................      65,031       54,873     170,897     158,347
Income taxes ...................................................      22,292       19,169      56,178      55,870
                                                                   ---------    ---------   ---------   ---------
Net income .....................................................   $  42,739    $  35,704   $ 114,719   $ 102,477
                                                                   =========    =========   =========   =========

Weighted average common shares outstanding .....................      77,758       70,914      74,989      70,261
Weighted average common and common-equivalent shares outstanding      79,007       73,687      76,238      72,941

Basic net income per common share ..............................   $    0.55    $    0.50   $    1.53   $    1.44
Diluted net income per common share ............................   $    0.54    $    0.49   $    1.50   $    1.40

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30,                    September 30,
                                                                   ------------------------------    ------------------------------
(In thousands)                                                          1998             1997             1998             1997
                                                                   -------------    -------------    -------------    -------------
Cash flows from operating activities:
  Net income ..................................................... $      42,739    $      35,704    $     114,719    $     102,477
  Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Provision for loan losses .................................         2,485            2,091            9,304            5,951
       Write-downs of other real estate owned ....................           128              185              285              346
       Depreciation of premises and equipment ....................         6,934            5,248           19,216           14,787
       Amortization of premium core deposits and other intangibles         3,678            2,602           10,876            5,687
       Amortization of net premium/discount on
            investment securities ................................         1,635            1,441            4,761            4,148
       Accretion of unearned income and fees, net of
            related costs ........................................         1,256            1,359             (913)             763
       Proceeds from sales of trading account securities .........    48,315,077       28,676,658      125,841,328       82,771,230
       Increase in trading account securities ....................   (48,117,034)     (28,462,225)    (125,961,518)     (82,960,715)
       Net gain on sales of investment securities ................           845             (188)          (2,181)            (631)
       Proceeds from loans held for sale .........................       316,702          177,284          929,768          497,476
       Increase in loans held for sale ...........................      (305,837)        (195,412)        (933,270)        (518,278)
       Net gain on sales of loans, leases and other assets .......       (14,173)          (6,539)         (33,156)         (21,056)
       Net (gain) loss on sales of other real estate owned .......            43              (99)             (76)            (169)
       Change in accrued income taxes ............................         5,940             (685)          13,665            2,617
       Change in accrued interest receivable .....................       (20,755)          (8,438)         (14,619)         (19,773)
       Change in other assets ....................................      (131,160)           9,478         (187,142)         (20,492)
       Change in accrued interest payable ........................         1,893            2,815            2,930            5,551
       Change in accrued liabilities .............................      (156,116)          20,598           38,042           17,299
                                                                   -------------    -------------    -------------    -------------
            Net cash provided by (used in) operating
                 activities ......................................       (45,720)         261,877         (147,981)        (112,782)
                                                                   -------------    -------------    -------------    -------------

Cash flows from investing activities:
  Net decrease (increase) in money market investments ............        32,872         (591,280)        (356,745)        (809,307)
  Proceeds from maturities of investment securities
       held to maturity ..........................................       519,474          290,478        1,917,014          500,853
  Purchases of investment securities held to maturity ............      (478,167)        (605,635)      (1,644,229)      (1,141,325)
  Proceeds from sales of investment securities
       available for sale ........................................       100,100          256,581          240,070          471,209
  Proceeds from maturities of investment securities
       available for sale ........................................        63,571           21,492          281,260          114,848
  Purchases of investment securities available for sale ..........      (114,702)        (239,116)        (441,121)        (499,832)
  Proceeds from sales of loans and leases ........................       218,275          143,497          637,805          693,583
  Net increase in loans and leases ...............................      (550,223)        (406,082)      (1,293,971)      (1,228,093)
  Principal collections on leveraged leases ......................         2,773            8,085            3,840            8,085
  Proceeds from sales of premises and equipment ..................         1,969            1,013            4,354            1,717
  Purchases of premises and equipment ............................       (14,024)         (12,387)         (36,605)         (28,762)
  Proceeds from sales of other real estate owned .................         1,688            1,216            5,188            2,952
  Proceeds from sales of mortgage servicing rights ...............         1,527              216            2,136              590
  Purchases of mortgage servicing rights .........................          (874)          (2,330)          (2,337)          (2,503)
  Proceeds from sales of other assets ............................           254               12              849              282
  Cash paid for acquisitions, net of cash received ...............         6,565          (38,607)          33,560          (23,890)
                                                                   -------------    -------------    -------------    -------------
            Net cash used in investing
                 activities ......................................      (208,922)      (1,172,847)        (648,932)      (1,939,593)
                                                                   -------------    -------------    -------------    -------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30,                     September 30,
                                                                   ------------------------------    ------------------------------
(In thousands)                                                          1998             1997             1998             1997
                                                                   -------------    -------------    -------------    -------------
Cash flows from financing activities:
  Net increase in deposits .......................................       202,539          574,373          393,435          891,415
  Net change in short-term funds borrowed ........................         6,485          430,826          235,784        1,289,149
  Proceeds from FHLB advances over one year ......................          --             90,000             --            130,000
  Payments on FHLB advances over one year ........................        (6,718)          (2,228)        (104,338)         (18,971)
  Payments on leveraged leases ...................................        (2,773)          (8,085)          (3,840)          (8,085)
  Proceeds from issuance of long-term debt .......................          --               --            110,000           24,001
  Payments on long-term debt .....................................        (1,437)            (139)          (4,444)            (486)
  Proceeds from issuance of common stock .........................           680            1,667          134,661            3,347
  Payments to redeem common stock ................................       (11,879)         (41,103)         (25,281)         (96,125)
  Dividends paid .................................................       (10,869)          (7,343)         (30,584)         (22,475)
                                                                   -------------    -------------    -------------    -------------
            Net cash provided by
                 financing  activities ...........................       176,028        1,037,968          705,393        2,191,770
                                                                   -------------    -------------    -------------    -------------
Net increase (decrease) in cash and due from banks ...............       (78,614)         126,998          (91,520)         139,395
Cash and due from banks at beginning of period ...................       697,265          540,456          710,171          528,059
                                                                   -------------    -------------    -------------    -------------
Cash and due from banks at end of period ......................... $     618,651    $     667,454    $     618,651    $     667,454
                                                                   =============    =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                Three Months Ended     Nine Months Ended
                                                   September 30,          September 30,

(In thousands)                                    1998       1997       1998       1997
                                                --------   --------   --------   --------
Cash paid for:
     Interest ..............................   $101,476   $ 93,447   $293,990   $262,334
     Income taxes ..........................     12,715     17,390     35,216     49,855
Loans transferred to other real estate owned      2,285      4,623      3,473      7,921

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                                                              Nine Months Ended
                                                                             September 30, 1998
                                              ---------------------------------------------------------------------------------
                                                                                Accumulated
                                                                                   Other                              Total
                                                  Common       Comprehensive    Comprehensive      Retained       Shareholders'
(In thousands)                                    Stock            Income       Income (Loss)      Earnings          Equity
                                              -------------    -------------    -------------    -------------    -------------
Balance, January 1, 1998 ..................   $     190,039                     $       1,902    $     550,111    $     742,052
Net income for the period .................                    $     114,719                           114,719          114,719
Other comprehensive income, net of tax
    Unrealized holding loss on
       securities available for sale net of
       reclassification adjustment ........                           (4,426)          (4,426)                           (4,426)
                                                               -------------
    Total comprehensive income ............                    $     110,293
                                                               =============
Cash dividends:
    Preferred, paid by subsidiaries to
       minority shareholders ..............                                                                (38)             (38)
    Common, $.40 per share ................                                                            (29,660)         (29,660)
    Dividends of acquired companies prior
       to merger ..........................                                                               (886)            (886)
Net proceeds from stock offering ..........         129,832                                                             129,832
Issuance of common shares for acquisitions           13,633                               100           26,654           40,387
Conversion of acquired company
   convertible debt prior to acquisition ..           4,546                                                               4,546
Exercise of acquired company
   warrants prior to acquisition ..........           1,852                                                               1,852
Stock redeemed and retired ................         (25,281)                                                            (25,281)
Stock options exercised ...................           4,171                                                               4,171
                                              -------------                     -------------    -------------    -------------
Balance, September 30, 1998 ...............   $     318,792                     $      (2,424)   $     660,900    $     977,268
                                              =============                     =============    =============    =============


                                                                              Nine Months Ended
                                                                             September 30, 1997
                                              ---------------------------------------------------------------------------------
                                                                                Accumulated
                                                                                   Other                              Total
                                                  Common       Comprehensive    Comprehensive      Retained       Shareholders'
(In thousands)                                    Stock            Income       Income (Loss)      Earnings          Equity
                                              -------------    -------------    -------------    -------------    -------------
Balance, January 1, 1997 ..................   $     192,714                     $      (5,604)   $     446,163    $     633,273
Net income for the period .................                    $     102,477                           102,477          102,477
Other comprehensive income, net of tax
    Unrealized holding gain on
       securities available for sale net of
       reclassification adjustment ........                            2,479            2,479                             2,479
                                                               -------------
    Total comprehensive income ............                    $     104,956
                                                               =============
Cash dividends:
    Preferred, paid by subsidiaries to
       minority shareholders ..............                                                                (27)             (27)
    Common, $.35 per share ................                                                            (20,716)         (20,716)
    Dividends of acquired companies prior
       to merger ..........................                                                             (1,732)          (1,732)
Issuance of common shares for acquisitions           94,770                                                              94,770
Stock redeemed and retired ................         (96,125)                                                            (96,125)
Stock options exercised ...................           4,319                                                               4,319
                                              -------------                     -------------    -------------    -------------
Balance, September 30, 1997 ...............   $     195,678                     $      (3,125)   $     526,165    $     718,718
                                              =============                     =============    =============    =============


Comprehensive income for the three months ended September 30, 1998 and 1997 was $40,422 and $35,373 respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. On January 6, 1998 the Company acquired Vectra Banking Corporation and its banking subsidiary Vectra Bank. On May 22, 1998 the Company acquired FP Bancorp, Inc. and its banking subsidiary First Pacific National Bank. On September 8, 1998 the Company acquired The Commerce Bancorporation and its banking subsidiary The Commerce Bank of Washington, N.A. All three acquisitions were accounted for as pooling of interests and were considered significant. Accordingly, prior period amounts have been restated. Certain amounts in the 1997 consolidated financial statements have also been reclassified to conform to the 1998 presentation. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1997.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
(Unaudited)

                                               Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                         -----------------------------------------------------------------
(In thousands, except per share            1998        1997    % Change      1998        1997    % Change
 and ratio data)                         --------    --------    -----     --------    --------    -----
EARNINGS
Taxable-equivalent net interest income   $132,968    $109,942    20.94 %   $375,420    $304,127    23.44 %
Net interest income ..................    130,749     107,478    21.65 %    369,045     298,682    23.56 %
Noninterest income ...................     49,607      39,993    24.04 %    142,165     110,391    28.78 %
Provision for loan losses ............      2,485       2,091    18.84 %      9,304       5,951    56.34 %
Noninterest expense ..................    112,840      90,507    24.68 %    331,009     244,775    35.23 %
Income before income taxes ...........     65,031      54,873    18.51 %    170,897     158,347     7.93 %
Income taxes .........................     22,292      19,169    16.29 %     56,178      55,870     0.55 %
Net income ...........................     42,739      35,704    19.70 %    114,719     102,477    11.95 %

PER COMMON SHARE
Net income (diluted) .................       0.54        0.49    10.20 %       1.50        1.40     7.14 %
Dividends ............................       0.14        0.12    16.67 %       0.40        0.35    14.29 %
Book value ...........................                                        12.59       10.22    23.19 %

SELECTED RATIOS
Return on average assets .............       1.37%       1.32%                 1.29%       1.35%
Return on average common equity ......      17.38%      19.60%                17.90%      20.09%
Efficiency ratio .....................      61.80%      60.36%                63.95%      59.05%
Net interest margin ..................       4.73%       4.47%                 4.62%       4.38%

OPERATING CASH EARNINGS*
Taxable-equivalent net interest income   $132,968    $109,942    20.94 %   $375,420    $304,127    23.44 %
Net interest income ..................    130,749     107,478    21.65 %    369,045     298,682    23.56 %
Noninterest income ...................     49,607      39,993    24.04 %    142,165     110,391    28.78 %
Provision for loan losses ............      2,485       2,091    18.84 %      9,304       5,951    56.34 %
Noninterest expense ..................    107,390      88,516    21.32 %    306,778     240,468    27.58 %
Income before income taxes ...........     70,481      56,864    23.95 %    195,128     162,654    19.97 %
Income taxes .........................     23,547      19,412    21.30 %     61,451      56,147     9.45 %
Net income ...........................     46,934      37,452    25.32 %    133,677     106,507    25.51 %

PER COMMON SHARE
Net income (diluted) .................       0.59        0.51    15.69 %       1.75        1.45    20.69 %
Dividends ............................       0.14        0.12    16.67 %       0.40        0.35    14.29 %
Book value ...........................                                        10.42        8.06    29.28 %

SELECTED RATIOS
Return on average assets .............       1.53%       1.40%                 1.52%       1.42%
Return on average common equity ......      23.08%      25.41%                26.06%      24.35%
Efficiency ratio .....................      58.82%      59.04%                59.27%      58.01%
Net interest margin ..................       4.73%       4.47%                 4.62%       4.38%

* Before amortization of goodwill and core deposit intangible assets and merger charges.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

                                                      Three Months Ended                         Nine Months Ended
                                                        September 30,                              September 30,
                                                 --------------------------------------- ---------------------------------------
(In thousands, except per share and ratio data)     1998           1997          % Change        1998           1997    % Change
                                                 ----------     ----------         ------     ----------     ----------   ------
AVERAGE BALANCES
Total assets ................................   $12,352,632    $10,756,697          14.84%   $11,934,762    $10,131,543    17.80 %
Securities ..................................     3,320,877      3,112,875           6.68%     3,112,055      2,794,463    11.37 %
Net loans and leases ........................     6,367,862      5,190,736          22.68%     6,111,670      4,915,828    24.33 %
Goodwill and core deposit intangibles .......       168,897        138,144          22.26%       171,073         97,068    76.24 %
Total deposits ..............................     8,541,182      7,081,649          20.61%     8,307,012      6,453,075    28.73 %
Shareholders' equity ........................       975,796        722,790          35.00%       856,848        681,900    25.66 %

Weighted average common and common-
     equivalent shares outstanding ..........    79,007,000     73,687,000           7.22%    76,238,000     72,941,000     4.52 %

AT PERIOD END
Total assets ................................                                                $12,385,434    $11,141,789    11.16 %
Securities ..................................                                                  2,966,175      3,145,734    (5.71)%
Net loans and leases ........................                                                  6,763,207      5,442,389    24.27 %
Allowance for loan losses ...................                                                    100,440         89,998    11.60 %
Goodwill and core deposit intangibles .......                                                    168,869        151,375    11.56 %
Total deposits ..............................                                                  8,932,022      7,387,820    20.90 %
Shareholders' equity ........................                                                    977,268        718,718    35.97 %

Common shares outstanding ...................                                                 77,594,651     70,358,916    10.28 %

Average equity to average assets ............          7.90%          6.72%                         7.18%          6.73%
Common dividend payout ......................         25.41%         20.01%                        25.85%         20.22%

Nonperforming assets ........................                                                     35,793         22,002    62.68 %
Loans past due 90 days or more ..............                                                     12,432          9,167    35.62 %
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at September 30 ...                                                        .53%           .40%


ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved record earnings for the quarter and nine months ended September 30, 1998. Consolidated net income for the third quarter of 1998 was $42.7 million or $0.54 per diluted share, an increase of 19.7% and 10.2%, respectively, over the restated $35.7 million or $0.49 earned in the third quarter of 1997. Consolidated net income for the third quarter of 1998 increased 29.4% and 22.7%, respectively, from the restated $33.0 million or $0.44 per diluted share for the second quarter of 1998. The quarterly dividend per share increased 16.7% to $0.14 from $0.12 in the third quarter of 1997 and remained the same as the second quarter of 1998.

Consolidated net income was $114.7 million or $1.50 per diluted share for the first nine months of 1998, compared to $102.5 million or $1.40 per diluted share for the first nine months of 1997, which constituted increases of 12.0% and 7.1% respectively.

The annualized return on average assets for the third quarter and for the first nine months of 1998 was 1.37% and 1.29% compared to 1.32% and 1.35%, respectively, in 1997. The annualized return on average common shareholders' equity was 17.38% and 17.90% for the third quarter and for the first nine months of 1998, compared to 19.60% and 20.09% for the same periods of 1997. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the third quarter and for the first nine months of 1998 was 61.8% and 63.95%, respectively, compared to 60.36% and 59.05% for the same periods of 1997.

OPERATING CASH EARNINGS RESULTS

The Company is also providing its earnings performance on an operating cash basis since it believes that its cash performance is a better reflection of its financial position and shareholder value creation as well as its ability to support growth, pay dividends, and repurchase stock than reported net income. The use of purchase accounting results in increased levels of goodwill and core deposit intangible assets recognized and amortized. Operating cash earnings are earnings before amortization of goodwill and core deposit intangible assets and merger expenses. Operating cash performance ratios are determined as if goodwill and core deposit intangible assets and their associated amortization and merger expenses have not been recognized on the financial statements.

Operating cash earnings for the quarter were $46.9 million or $0.59 per diluted share, an increase of 25.3% and 15.7%, respectively, over the $37.5 million or $0.51 per diluted share earned in the third quarter of 1997. Operating cash earnings for the third quarter of 1998 increased 6.9% over the $43.9 million earned during the second quarter of 1998. Operating cash earnings per diluted share for the third quarter of 1998 were $.59 compared to $.58 for the second quarter of 1998. Year-to-date operating cash earnings were $133.7 million or $1.75 per diluted share, an increase of 25.5% and 20.7%, respectively, over the $106.5 million or $1.45 per diluted share earned in the first nine months of 1997.

The operating cash annualized return on average assets for the third quarter and for the first nine months of 1998 was 1.53% and 1.52% compared to 1.40% and 1.42%, respectively, in 1997. Operating cash annualized return on average common shareholders' equity was 23.08% and 26.06% for the third quarter and for the first nine months of 1998, compared to 25.41% and 24.35% for the same periods of 1997. The Company's cash efficiency ratio for the third quarter and for the first nine months of 1998 was 58.82% and 59.27%, respectively, compared to 59.04% and 58.01% for the same periods of 1997.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company's third-quarter $7.0 million (19.7%) increase in earnings relative to the same period a year ago reflects a $23.3 million (21.7%) increase in net interest income, a $9.6 million (24.0%) increase in noninterest income, partially offset by a $.4 million (18.8%) increase in the provision for loan losses, a $22.3 million (24.7%) increase in noninterest expenses and a $3.1 million (16.3%) increase in income tax expense.

The Company's $12.2 million (12.0%) increase in net income for the nine-month period ended September 30, 1998 compared to the similar period in 1997, reflects a $70.4 million (23.6%) increase in net interest income, a $31.8 million (28.8%) increase in noninterest income, partially offset by a $3.4 million (56.3%) increase in the provision for loan losses, a $86.2 million (35.2%) increase in noninterest expenses and a $ .3 million (.6%) increase in income tax expense.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the third quarter of 1998, adjusted to a fully taxable-equivalent basis, increased 20.9% to $133.0 million compared to $109.9 million for the third quarter of 1997 and increased 7.4% from $123.8 million for the second quarter of 1998. Net interest margin was 4.73%, compared to 4.47% for the third quarter of 1997 and 4.58% for the second quarter of 1998. Nine-month net interest income, on a fully taxable-equivalent basis, was $375.4 million in 1998, an increase of 23.44% compared to $304.1 million for the first nine months of 1997. Net interest margin for the first nine months of 1998 was 4.62%, compared to 4.38% for the first nine months of 1997.

The yield on average earning assets increased 6 basis points during the third quarter of 1998 as compared to the third quarter of 1997, and increased 24 basis points from the second quarter of 1998. The average rate paid this quarter on interest-bearing funds decreased 12 basis points from the third quarter of 1997 and increased 13 basis points from the second quarter of 1998. Comparing the first nine months of 1998 with 1997, the yield on average earning assets increased 6 basis points, while the cost of interest-bearing funds decreased by 13 basis points.

The spread on average interest-bearing funds for the third quarter of 1998 was 3.89%, up from the 3.71% for the third quarter of 1997 and up from the 3.77% for the second quarter of 1998. The spread on average interest-bearing funds for the first nine months of 1998 was 3.81% compared with 3.62% for the same period in 1997.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                         Three Months Ended                        Three Months Ended
                                                         September 30, 1998                        September 30, 1997
                                             ----------------------------------------   ----------------------------------------
                                                Average        Amount of     Average      Average         Amount of     Average
(In thousands)                                  Balance       Interest(1)      Rate       Balance        Interest(1)      Rate
                                             ------------    ------------    --------   ------------    ------------     -------
ASSETS
Money market investments:
     Interest-bearing deposits ...........   $     44,993    $        558       4.92%   $     59,616    $        981       6.53%
     Federal funds sold and security
          resell agreements ..............      1,415,393          20,745       5.81%      1,397,692          20,542       5.83%
                                             ------------    ------------               ------------    ------------
          Total money market investments .      1,460,386          21,303       5.79%      1,457,308          21,523       5.86%
                                             ------------    ------------               ------------    ------------
Securities:
     Held to maturity:
          Taxable ........................      2,143,323          36,832       6.82%      1,837,079          31,420       6.79%
          Nontaxable .....................        242,265           4,763       7.80%        207,887           4,723       9.01%
     Available for sale:
          Taxable ........................        565,223           6,806       4.78%        728,516          12,136       6.61%
          Nontaxable .....................         13,885             263       7.51%         41,904             780       7.38%
     Trading account .....................        356,181           5,880       6.55%        297,489           4,396       5.86%
                                             ------------    ------------               ------------    ------------
          Total securities ...............      3,320,877          54,544       6.52%      3,112,875          53,455       6.81%
                                             ------------    ------------               ------------    ------------
Loans:
     Loans held for sale .................        179,870           3,436       7.58%        159,698           3,019       7.50%
     Net loans and leases(2)..............      6,187,992         157,453      10.09%      5,031,038         127,734      10.07%
                                             ------------    ------------               ------------    ------------
          Total loans ....................      6,367,862         160,889      10.02%      5,190,736         130,753       9.99%
                                             ------------    ------------               ------------    ------------
Total interest-earning assets ............   $ 11,149,125    $    236,736       8.42%   $  9,760,919    $    205,731       8.36%
                                                             ------------                               ------------
Cash and due from banks ..................        671,410                                    552,500
Allowance for loan losses ................        (97,805)                                   (89,582)
Goodwill and core deposit intangibles ....        168,897                                    138,144
Other assets .............................        461,005                                    394,716
                                             ------------                               ------------
Total assets .............................   $ 12,352,632                               $ 10,756,697
                                             ============                               ============
LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits ............   $  1,371,319    $     11,095       3.21%   $    940,883    $      7,356       3.10%
     Money market super NOW deposits .....      2,958,613          27,521       3.69%      2,742,652          25,492       3.69%
     Time deposits under $100,000 ........      1,326,955          18,191       5.44%      1,105,227          14,858       5.33%
     Time deposits $100,000 or more ......        595,363           8,751       5.83%        447,039           6,621       5.88%
     Foreign deposits ....................        200,549           2,196       4.34%        144,710           1,616       4.43%
                                             ------------    ------------               ------------    ------------
          Total interest-bearing deposits       6,452,799          67,754       4.17%      5,380,511          55,943       4.13%
                                             ------------    ------------               ------------    ------------
Borrowed funds:
     Securities sold, not yet purchased ..        218,373           2,838       5.16%         93,864           1,371       5.79%
     Federal funds purchased and security
          repurchase agreements ..........      1,839,249          22,730       4.90%      2,104,550          28,061       5.29%
    Commercial paper .....................         37,371             510       5.41%           --              --
     FHLB advances and other borrowings:
          Less than one year .............         18,195             294       6.41%        131,723           1,885       5.68%
          Over one year ..................        102,296           1,697       6.58%        169,087           2,522       5.92%
     Long-term debt ......................        403,900           7,945       7.80%        280,755           6,007       8.49%
                                             ------------    ------------               ------------    ------------
          Total borrowed funds ...........      2,619,384          36,014       5.45%      2,779,979          39,846       5.69%
                                             ------------    ------------               ------------    ------------
Total interest-bearing liabilities .......   $  9,072,183    $    103,768       4.54%   $  8,160,490    $     95,789       4.66%
                                                             ------------                               ------------
Noninterest-bearing deposits .............      2,088,383                                  1,701,138
Other liabilities ........................        216,270                                    172,279
                                             ------------                               ------------
Total liabilities ........................     11,376,836                                 10,033,907
Total shareholders' equity ...............        975,796                                    722,790
                                             ------------                               ------------
Total liabilities and shareholders' equity   $ 12,352,632                               $ 10,756,697
                                             ============                               ============
Spread on average interest-bearing funds                                        3.89%                                      3.71%
                                                                                =====                                      =====
Net interest income and net yield on
     interest-earning assets .............                   $    132,968       4.73%                   $    109,942       4.47%
                                                             ============       =====                   ============       =====

1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs.  Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                         Nine Months Ended                         Nine Months Ended
                                                         September 30, 1998                        September 30, 1997
                                             ----------------------------------------   ----------------------------------------
                                                Average        Amount of     Average      Average         Amount of     Average
(In thousands)                                  Balance       Interest(1)      Rate       Balance        Interest(1)      Rate
                                             ------------    ------------    --------   ------------    ------------     -------
ASSETS
Money market investments:
     Interest-bearing deposits ...........   $     56,451    $      2,188       5.18%   $     53,888    $      2,261       5.61%
     Federal funds sold and security
          resell agreements ..............      1,572,595          66,795       5.68%      1,520,678          63,954       5.62%
                                             ------------    ------------               ------------    ------------
          Total money market investments .      1,629,046          68,983       5.66%      1,574,566          66,215       5.62%
                                             ------------    ------------               ------------    ------------
Securities:
     Held to maturity:
          Taxable ........................      1,862,319          95,380       6.85%      1,543,371          79,669       6.90%
          Nontaxable .....................        242,403          14,487       7.99%        209,047          12,694       8.12%
     Available for sale:
          Taxable ........................        578,653          24,603       5.68%        716,250          35,648       6.65%
          Nontaxable .....................         17,087             984       7.70%         42,536           2,457       7.72%
     Trading account .....................        411,593          18,126       5.89%        283,259          12,531       5.91%
                                             ------------    ------------               ------------    ------------
          Total securities ...............      3,112,055         153,580       6.60%      2,794,463         142,999       6.84%
                                             ------------    ------------               ------------    ------------
Loans:
     Loans held for sale .................        196,270          10,652       7.26%        159,434           8,970       7.52%
     Net loans and leases(2)..............      5,915,400         440,962       9.97%      4,756,394         354,663       9.97%
                                             ------------    ------------               ------------    ------------
          Total loans ....................      6,111,670         451,614       9.88%      4,915,828         363,633       9.89%
                                             ------------    ------------               ------------    ------------
Total interest-earning assets ............   $ 10,852,771    $    674,177       8.31%   $  9,284,857    $    572,847       8.25%
                                                             ------------                               ------------
Cash and due from banks ..................        591,300                                    486,386
Allowance for loan losses ................        (97,575)                                   (88,152)
Goodwill and core deposit intangibles ....        171,073                                     97,068
Other assets .............................        417,193                                    351,384
                                             ------------                               ------------
Total assets .............................   $ 11,934,762                               $ 10,131,543
                                             ============                               ============
LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits ............   $  1,150,577    $     26,603       3.09%   $    888,195    $     20,435       3.08%
     Money market super NOW deposits .....      3,084,133          84,462       3.66%      2,537,916          69,881       3.68%
     Time deposits under $100,000 ........      1,268,701          51,038       5.38%        961,923          37,315       5.19%
     Time deposits $100,000 or more ......        589,615          25,257       5.73%        387,573          16,515       5.70%
     Foreign deposits ....................        176,197           5,970       4.53%        139,326           4,647       4.46%
                                             ------------    ------------               ------------    ------------
          Total interest-bearing deposits       6,269,223         193,330       4.12%      4,914,933         148,793       4.05%
                                             ------------    ------------               ------------    ------------
Borrowed funds:
     Securities sold, not yet purchased ..        194,815           7,444       5.11%         91,626           4,029       5.88%
     Federal funds purchased and security
          repurchase agreements ..........      1,878,863          68,285       4.86%      2,288,932          89,194       5.21%
    Commercial paper .....................         12,545             514       5.48%           --              --
     FHLB advances and other borrowings:
          Less than one year .............         61,291           2,899       6.32%         88,335           3,958       5.99%
          Over one year ..................        131,310           5,598       5.70%        106,711           4,814       6.03%
     Long-term debt ......................        319,598          20,687       8.65%        271,845          17,932       8.82%
                                             ------------    ------------               ------------    ------------
          Total borrowed funds ...........      2,598,422         105,427       5.42%      2,847,449         119,927       5.63%
                                             ------------    ------------               ------------    ------------
Total interest-bearing liabilities .......   $  8,867,645    $    298,757       4.50%   $  7,762,382    $    268,720       4.63%
                                                             ------------                               ------------
Noninterest-bearing deposits .............      2,037,789                                  1,538,142
Other liabilities ........................        172,480                                    149,119
                                             ------------                               ------------
Total liabilities ........................     11,077,914                                  9,449,643
Total shareholders' equity ...............        856,848                                    681,900
                                             ------------                               ------------
Total liabilities and shareholders' equity   $ 11,934,762                               $ 10,131,543
                                             ============                               ============

Spread on average interest-bearing funds                                        3.81%                                      3.62%
                                                                                =====                                      =====
Net interest income and net yield on
     interest-earning assets .............                   $    375,420       4.62%                   $    304,127       4.38%
                                                             ============       =====                   ============       =====

1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs.  Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company manages its earnings sensitivity to interest rate movements, in part, by matching the repricing characteristics of its assets and liabilities and through the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for the first nine months of 1998 was $4.5 million compared to $1.8 million for the first nine months of 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 18.8% to $2.5 million for the third quarter of 1998, as compared with $2.1 million for the third quarter of 1997, and decreased 24.2% from the $3.3 million for the second quarter of 1998. The provision for loan losses for the first nine months of 1998 totaled $9.3 million, 56.34% more than the $6.0 million provision for the first nine months of 1997. Annualized, it is .20% of average loans for 1998 compared to .16% for 1997.

NONINTEREST INCOME

Noninterest income for the third quarter of 1998 was $49.6 million, an increase of 24.0% from the $40.0 million for the third quarter of 1997 and an increase of 3.8% over the $47.8 million for the second quarter of 1998. Primary contributors to the increase in noninterest income were service charges on deposit accounts; other service charges, commissions and fees; trust income; and loan sales and servicing income. Comparing the segments of noninterest income for the third quarter of 1998 and the third quarter of 1997 service charges on deposit accounts; other service charges, commissions and fees; trust income; loan sales and servicing income; and other income increased 11.8%, 19.8%, 40.4%, 51.0%, and 83.1%, respectively, while trading account income decreased 28.6%. Net losses of $.85 million on the sale of investment securities were realized during the third quarter of 1998 compared to net gains of $.19 million during the third quarter of 1997.

Noninterest income for the nine months ending September 30, 1998 was $142.1 million, an increase of 28.8% over $110.4 million for the first nine months of 1997. Comparing the segments of noninterest income for the first nine months of 1998 and the first nine months of 1997, service charges on deposit accounts; other service charges, commissions and fees; trust income; trading account income; loan sales and servicing income; and other income increased 15.7%, 27.7%, 34.0%, 32.9%, 27.9%, and 82.2%, respectively. Net gains of $2.2 million on the sale of investment securities was realized during the first nine months of 1998 compared to $.6 million during the first nine months of 1997.

ZIONS BANCORPORATION AND SUBSIDIARIES

Noninterest expense for the third quarter of 1998 was $112.8 million, an increase of 24.7% over $90.5 million for the third quarter of 1997, and a decrease of 3.9% from the $117.4 million for the second quarter of 1998. Comparing significant noninterest expense components for the third quarter of 1998 and the third quarter of 1997, salaries and employee benefits increased 24.4%, occupancy increased 34.3%, furniture and equipment expense increased 25.3% and the total of all other noninterest expense components increased 23.3% which included significant increases in legal and professional services, merger expenses, amortization of intangible assets and other expenses.

Noninterest expense for the nine months ending September 30, 1998 was $331.0 million, an increase of 35.2% over $244.8 million for the first nine months of 1997. Comparing significant noninterest expense components for the first nine months of 1998 and the first nine months of 1997, salaries and employee benefits increased 26.0%, occupancy increased 32.5%, furniture and equipment expenses increased 34.7%, and the total of all other noninterest expense components increased 51.6% which included significant increases for legal and professional services, merger expenses, amortization of intangible assets and other expenses.

The increase in noninterest expense in 1998 resulted primarily from acquisitions, expansion of business lines and investment in personnel in selected areas to enhance future revenue growth. At September 30, 1998, the Company had 5,278 full-time equivalent employees, 280 offices and 395 ATMs compared to 5,060 full time equivalent employees, 233 offices and 507 ATMs at September 30, 1997.

INCOME TAXES

The Company's income taxes increased 16.3% to $22.3 million for the third quarter of 1998 compared to $19.2 million for the third quarter of 1997 and increased 41.4% from the $15.8 million for the second quarter of 1998. The Company's income taxes were $56.2 million for the first nine months of 1998 as compared to $55.9 million for the first nine months of 1997. The Company's effective income tax rate was 32.9% for the first nine months of 1998, down from 35.3% for the first nine months of 1997. The decreased effective tax rate results primarily from the Company's efforts to restructure its balance sheet and changes in estimates of tax benefits from net operating loss and refund claims.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 16.9% to $10,852.8 million for the nine months ended September 30, 1998, compared to $9,284.9 million for the nine months ended September 30, 1997. Earning assets comprised 90.9% of total average assets for the first nine months of 1998, compared with 91.6% for the first nine months of 1997.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements increased 3.5% to $1,629 million in the first nine months of 1998 as compared to $1,574.6 million in the first nine months of 1997.

During the first nine months of 1998, average securities increased 11.4% to $3,112.1 million compared to $2,794.5 million in the first nine months of 1997. Average held to maturity securities increased 20.1%, available for sale securities decreased 21.5%, and trading account securities increased 45.3% compared with the first nine months of 1997.

ZIONS BANCORPORATION AND SUBSIDIARIES

Average net loans and leases increased 24.3% to $6,111.7 million for the first nine months of 1998 compared to $4,915.8 million in the first nine months of 1997, representing 56.3% of earning assets in the first nine months of 1998 compared to 52.9% in the first nine months of 1997. Average net loans and leases were 73.6% of average total deposits for the nine months ended September 30, 1998, as compared to 76.2% for the nine months ended September 30, 1997.

INVESTMENT SECURITIES

The following table presents the Company's investment securities on September 30, 1998, December 31, 1997 and September 30, 1997.

                                              September 30,               December 31,           September 30,
                                                   1998                      1997                     1997
                                         Amortized     Market      Amortized      Market    Amortized      Market
(In thousands)                             cost         value        cost         value       cost         value
                                        ----------   ----------   ----------   ----------   ----------   ----------
Held to maturity
    U.S. Treasury Securities ........   $    2,997   $    3,088   $    4,004   $    4,048   $    7,392   $    7,564
    U.S. government agencies and
       corporations:
       Small Business
            Administration loan-
            backed securities .......      391,924      391,700      440,615      448,867      454,084      462,064
       Other agency securities ......    1,423,078    1,434,022    1,425,656    1,431,593    1,386,553    1,393,002
    States and political subdivisions      281,416      289,319      240,217      245,382      231,501      235,645
    Mortgage-backed securities ......      108,850      110,081       89,063       90,289       94,679       96,231
                                        ----------   ----------   ----------   ----------   ----------   ----------
                                         2,208,265    2,228,210    2,199,555    2,220,179    2,174,209    2,194,506
                                        ----------   ----------   ----------   ----------   ----------   ----------
Available for sale
    U.S. Treasury securities ........       32,183       33,110       37,332       37,746       32,027       32,222
    U.S. government agencies ........      205,702      195,288      421,511      419,162      265,094      260,658
    States and political subdivisions       11,165       11,471       31,029       32,187       34,385       35,505
    Mortgage and other
       asset-backed securities ......       37,658       38,217       82,764       83,744      206,832      203,638
                                        ----------   ----------   ----------   ----------   ----------   ----------
                                           286,708      278,086      572,636      572,839      538,338      532,023
                                        ----------   ----------   ----------   ----------   ----------   ----------
    Equity securities:
       Mutual funds:
            Accessor Funds, Inc. ....      134,435      137,234      109,530      110,958      109,405      110,370
       Stock:
            Federal Home Loan Bank ..      103,568      103,568       97,711       97,711       95,222       95,222
            Other ...................       33,424       35,151       24,338       25,765       10,024       10,349
                                        ----------   ----------   ----------   ----------   ----------   ----------
                                           271,427      275,953      231,579      234,434      214,651      215,941
                                        ----------   ----------   ----------   ----------   ----------   ----------
                                           558,135      554,039      804,215      807,273      752,989      747,964
                                        ----------   ----------   ----------   ----------   ----------   ----------
Trading
    U.S. Treasury Securities ........       30,142       30,142          346          346        2,536        2,536
    U.S. government agencies and
       corporations:
       Small Business Administration
            loan-backed securities ..         --           --             14           14         --           --
       Other agency securities ......      155,255      155,255       44,493       44,493      218,157      218,157
    States and political subdivisions       11,417       11,417        8,498        8,498        2,640        2,640
    Mortgage-backed securities ......         --           --            630          630          228          228
    Certificates of Deposit .........        7,057        7,057       29,700       29,700         --           --
                                        ----------   ----------   ----------   ----------   ----------   ----------
                                           203,871      203,871       83,681       83,681      223,561      223,561
                                        ----------   ----------   ----------   ----------   ----------   ----------
Total ...............................   $2,968,030   $2,986,120   $3,087,451   $3,111,133   $3,150,759   $3,166,031
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

The table below sets forth the amount of loans outstanding by type on September 30, 1998, December 31, 1997 and September 30, 1997.

(In thousands)
                                        September 30, December 31, September 30,
Types                                        1998         1997         1997
-----                                     ----------   ----------   ----------
Loans held for sale ...................   $  192,042   $  178,642   $  176,747
Commercial, financial, and agricultural    1,765,165    1,445,417    1,382,120
Real estate:
       Construction ...................      709,265      566,844      510,893
       Other real estate-secured:
               Home equity credit line       175,329      179,325      222,712
               1-4 family residential .    1,114,875      817,926      857,550
               Other ..................    2,129,560    1,725,921    1,564,839
                                          ----------   ----------   ----------
                                           3,419,764    2,723,172    2,645,101
                                          ----------   ----------   ----------
                                           4,129,029    3,290,016    3,155,994
Consumer:
       Bankcard .......................       58,901       66,930      143,399
       Other ..........................      409,628      457,964      395,141
                                          ----------   ----------   ----------
                                             468,529      524,894      538,540

Lease financing .......................      184,227      176,514      165,501
Other receivables .....................       67,769       97,483       67,101
                                          ----------   ----------   ----------
       Total loans ....................   $6,806,761   $5,712,966   $5,486,003
                                          ==========   ==========   ==========

Loans held for sale on September 30, 1998 increased 7.50% from year-end 1997. All other loans, net of unearned income and fees increased 19.7% to $6,571 million on September 30, 1998 compared to $5,490 million on December 31, 1997. Commercial loans, construction loans, other real estate-secured loans and lease financing increased from year end 22.1%, 25.1%, 25.6 and 4.4%, respectively, as consumer loans and other receivables decreased 10.7% and 30.5%, respectively. Within the other real estate-secured loan portfolio, home equity credit line loans decreased 2.2%, 1-4 family residential loans increased 36.3% and all other real estate loans increased 23.4% from year end.

ZIONS BANCORPORATION AND SUBSIDIARIES

On September 30, 1998, long-term first mortgage real estate loans serviced for others totaled $1,812.8 million and consumer and other loan securitizations, which relate primarily to loans sold under revolving securitization structures, totaled $1,026.0 million. During the first nine months of 1998, the Company sold $939.8 million of loans classified in held for sale, and securitized and sold SBA 504 loans, home equity credit line loans, credit card receivables and automobile loans totaling $621.4 million. During the first nine months of 1998, total loans sold were $1,561.2 million.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $35.8 million on September 30, 1998, up from $23.5 million on December 31, 1997, and up from $22.0 million on September 30, 1997. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .53%, .41% and .40% on September 30, 1998, December 31, 1997, and September 30, 1997, respectively.

Accruing loans past due 90 days or more totaled $12.4 million on September 30, 1998, up from $10.6 million on December 31, 1997, and up from $9.2 million on September 30, 1997. These loans equaled .18% of net loans and leases on September 30, 1998, as compared to .19% on December 31, 1997 and .17% on September 30, 1997.

No loans to borrowers were considered potential problems at September 30, 1998, December 31, 1997, or September 30, 1997. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans included in nonaccrual loans and leases, amounted to $16.1 million on September 30, 1998, as compared to $7.1 million on December 31, 1997, and $5.1 million on September 30, 1997. The Company considers a loan to be impaired when the accrual of interest has been discontinued and it meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on September 30, 1998, December 31, 1997, and September 30, 1997, is a required allowance of $1.3 million, $46 thousand and $187 thousand respectively, on $5.2 million, $.3 million and $.8 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets on September 30, 1998, December 31, 1997, and September 30, 1997.


                                                September 30,     December 31,    September 30,
(In thousands)                                       1998             1997             1997
                                                -------------    -------------    -------------
Nonaccrual loans ............................   $      30,765    $      16,299    $      13,845
Restructured loans ..........................             981            1,510              693
Other real estate owned and other
     nonperforming assets ...................           4,047            5,738            7,464
                                                -------------    -------------    -------------
     Total ..................................   $      35,793    $      23,547    $      22,002
                                                =============    =============    =============
% of net loans and leases*, other real estate
     owned and other nonperforming assets ...             .53%             .41%             .40%

Accruing loans past due 90 days or more .....   $      12,432    $      10,616    $       9,167
                                                =============    =============    =============

% of net loans and leases* ..................             .18%             .19%             .17%
*Includes loans held for sale ...............

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.49% of net loans and leases on September 30, 1998, compared to 1.62% on December 31, 1997, and 1.65% on September 30, 1997. Net charge-offs during the third quarter of 1998 were $2.9 million, or .18% of average net loans and leases, compared to $3.2 million, or
 .24% of average net loans and leases for the third quarter of 1997. Net charge-offs for the first nine months of 1998 were $6.6 million, or .14% of average net loans and leases, compared to $7.4 million or .20% of average net loans and leases for the first nine months of 1997.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 316.4% on September 30, 1998, compared to 514.2% on December 31, 1997, and 619.1% on September 30, 1997. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 232.5% on September 30, 1998, compared to 340.2% on December 31, 1997 and 391.1% on September 30, 1997.

On September 30, 1998, December 31, 1997, and September 30, 1997, the allowance for loan losses includes an allocation of $12.0 million, $8.9 million and $9.0 million, respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on September 30, 1998, December 31, 1997 and September 30, 1997, totaled $3,420.4 million, $2,796.8 million and $2,571.5 million, respectively.

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

                                               Nine Months    Twelve Months    Nine Months
                                                 Ended           Ended            Ended
(In thousands)                                September 30,   December 31,    September 30,
                                                  1998            1997            1997
                                              -----------     -----------     -----------
Average loans* and leases outstanding
     (net of unearned income) .............   $ 6,111,670     $ 5,115,963     $ 4,915,828
                                              ===========     ===========     ===========
Allowance for possible losses:
Balance at beginning of the period ........   $    91,571     $    86,249     $    86,249
Allowance of companies acquired ...........         6,185           7,063           5,187
Provision charged against earnings ........         9,304           7,758           5,951
Loans and leases charged-off:
     Loans held for sale ..................          --              --              --
     Commercial, financial and agricultural        (3,904)         (6,165)         (4,928)
     Real estate ..........................          (884)         (1,148)           (737)
     Consumer .............................        (6,546)         (8,949)         (5,734)
     Lease financing ......................           (12)           (279)           (163)
     Other receivables ....................          (289)           --              --
                                              -----------     -----------     -----------
          Total ...........................       (11,635)        (16,541)        (11,562)
                                              -----------     -----------     -----------
Recoveries:
     Loans held for sale ..................          --              --              --
     Commercial, financial and agricultural         2,006           2,540           1,798
     Real estate ..........................           874           1,906             505
     Consumer .............................         2,068           2,450           1,848
     Lease financing ......................            55             146              22
     Other receivables ....................            12            --              --
                                              -----------     -----------     -----------
          Total ...........................         5,015           7,042           4,173
                                              -----------     -----------     -----------
Net loan and lease charge-offs ............        (6,620)         (9,499)         (7,389)
                                              -----------     -----------     -----------
Balance at end of the period ..............   $   100,440     $    91,571     $    89,998
                                              ===========     ===========     ===========
*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases .............           .14%            .19%            .20%

ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $8,307.0 million for the first nine months of 1998 increased 28.7% over the $6,453.1 million for the first nine months of 1997, with average demand deposits increasing 32.5%. Average money market and super NOW deposits, time deposits under $100,000, time deposits over $100,000 and foreign deposits for the first nine months of 1998 increased 21.5%, 31.9%, 52.1% and 26.5% respectively, from the first nine months of 1997. Average savings and NOW deposits increased 29.5% during the first nine months of 1998, compared with the same period one year earlier.

Total deposits increased 12.3% to $8,932.0 million on September 30, 1998 as compared to $7,956.2 million on December 31, 1997. Comparing September 30, 1998 to December 31, 1997, demand deposits, savings and money market deposits, time deposits under $100,000, time deposits over $100,000 and foreign deposits increased 10.7%, 12.4%, 9.4%, 25.3% and 6.8%, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors and debt service requirements, as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. The Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, totaled $1,992.6 million or 24.8% of core deposits on September 30, 1998.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 90.1% of total deposits on September 30, 1998 as compared to 90.8% on December 31, 1997 and 91.8% on September 30, 1997.

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

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity on September 30, 1998 was $977.3 million, an increase of 31.7% over the $742.1 million on December 31, 1997, and an increase of 36.0% over the $718.7 million on September 30, 1997. The ratio of average equity to average assets for the first nine months of 1998 was 7.18% as compared to 6.73% for the same period in 1997. On September 30, 1998, the Company's Tier I risk-based capital ratio was 12.88%, as compared to 11.55% on December 31, 1997 and 11.89% on September 30, 1997. On September 30, 1998 the Company's total risk-based capital ratio was 16.01%, as compared to 13.42% on December 31, 1997 and 14.28% on September 30, 1997. The Company's leverage ratio on September 30, 1998 was 8.51%, as compared to 6.83% on December 31, 1997 and 7.01% on September 30, 1997.

Dividends declared per common share for the third quarter of 1998 of $.14 increased 16.7%, as compared to $.12 for the third quarter of 1997 and remained the same as the second quarter of 1998. The common cash dividend payout of net income for the first nine months of 1998 was 25.85%, as compared to 20.22% for the first nine months of 1997.

On June 10 1998, the Company completed a public offering of 2,760,000 shares of its common stock. Net proceeds from the offering were $129.8 million. The Company used the proceeds for the Sumitomo acquisition, which was completed on October 1, 1998.

During the first nine months of 1998, the Company repurchased and retired 576,980 shares of its common stock at a cost of $25.3 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

MERGERS AND ACQUISITIONS

On August 28, 1998 and August 31, 1998, respectively, the Company acquired Kersey Bancorp, N.A., and its banking subsidiary Independent Bank of Kersey, Colorado, and Eagle Holding Company, and its banking subsidiary Eagle Bank of Broomfield, Colorado. Zions exchanged 620,073 shares of its common stock for all the shares of Kersey Bancorp, N.A., and 229,998 shares of its common stock for all the shares of Eagle Holding Company. The acquisitions were not significant to the consolidated financial statements and were accounted for as poolings-of-interests.

On September 8, 1998, the Company acquired The Commerce Bancorporation and its banking subsidiary The Commerce Bank of Washington, N.A. Zions exchanged 1,938,590 shares of its common stock for all the common shares of The Commerce Bancorporation. The transaction was accounted for as a pooling-of interests. The acquisition was considered significant and prior year amounts have been restated.

On May 15, 1998, the Company and Mountain Financial Holding Company, the parent company of Mountain National Bank, in Woodland Park, Colorado, announced a definitive agreement to merge Mountain Financial Holding Company with and into a subsidiary of Zions Bancorporation in exchange for common shares of Zions Bancorporation. As of June 30, 1998, Mountain Financial Holding Company had total assets of $91 million and 2 banking offices in Woodland Park and Cripple Creek, Colorado. The transaction is intended to be accounted for as a pooling-of-interests. The merger will close in the fourth quarter of 1998.

On August 14, 1998, the Company announced a definitive agreement to merge with Citizens Banco, Inc., the parent company of Citizens Bank, in exchange for common shares of Zions. Citizens Bank has approximately $50 million in assets and two banking locations. The merger is intended to be accounted for as a pooling-of-interests, and is expected to close in the fourth quarter of 1998, subject to the approval of banking regulators and the shareholders of Citizens Banco, Inc.

In September 1998, the Company received final regulatory approval to acquire The Sumitomo Bank of California. As of September 30, 1998, The Sumitomo Bank of California had total assets of approximately $4.5 billion. The transaction was completed on October 1, 1998 and the acquisition was accounted for as a purchase. The name of the Company's existing California bank, Grossmont Bank, was changed to California Bank & Trust, and Sumitomo was merged into the bank. The combined bank is the fifth largest commercial bank in California.

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

State of Readiness. The Company is well underway with its Year 2000 Program efforts. The organizational awareness phase was substantially completed in the second quarter of 1998, but is considered ongoing through 1999. The assessment and detailed planning phase was substantially complete by the end of third quarter 1998. The renovation phase for mission critical components will be substantially complete by December 31, 1998, except for the conversion of recently acquired small Colorado banks, the last of which is scheduled to be converted to Zions systems by July 31, 1999. Renovation for non-mission critical

ZIONS BANCORPORATION AND SUBSIDIARIES

components is expected to be complete during the first quarter of 1999. The validation phase for mission critical components will be completed in first quarter 1999 and for non-critical components by the end of second quarter 1999. The Company uses third party servicers for some of its information and data processing needs and it is monitoring the progress of these entities in addressing the Year 2000 issue. It expects that all of these companies will be compliant by March 31, 1999. Validation of these third-party provided systems is expected to be completed during the second quarter of 1999. The Company is also assessing the operability of other devices after 1999, including vaults, fax machines, stand-alone personal computers, security systems and elevators. Although the Company does not believe that the failure of these systems would have a material adverse effect on the financial condition of the enterprise, it is addressing deficiencies in these systems and expects compliance to be achieved next year.

Costs. In order to achieve and confirm Year 2000 readiness, significant costs are being incurred to test and modify or replace computer software and hardware, as well as a variety of other items, e.g., ATMs. The Company believes that its remediation costs have been mitigated since it has replaced the large preponderance of its core banking systems during the past five years with Year 2000 compliant software in the ordinary course of business. However, the considerable effort required to implement new software and sufficiently test its compliance is consuming a substantial portion of the Company's internal information technology resources. This diversion of resources to the Year 2000 project has resulted in delays in implementing enhancements to a number of the Company's systems and products. The Company does not believe, however, that these delays will have a significant effect on its revenue or expense growth. The aggregate increase in operating expense to achieve Year 2000 readiness is estimated to be $3 million of which $1.8 million has been incurred through September 30, 1998. In addition, a significant portion of the Company's ATM's and personal computers are expected to be replaced to achieve Year 2000 compliance. The capital outlay to replace these assets is estimated to be between $2 to $4 million, a portion of which would have been incurred in the ordinary course of business without regard to Year 2000 issues.

Risks. If the Company's mission-critical applications are not compliant by 2000, it may not be able to correctly process transactions in a reasonable period of time. This scenario could result in a wide variety of claims against the Company for improper handling of its assets and deposits and other borrowings from its customers. The Company is also at risk if the credit worthiness of a few of its large borrowers, or a significant number of its small borrowers, were to deteriorate quickly and severely as a result of their inability to conduct business operations after December 31, 1999, for whatever reason. The Company has surveyed and is presently reviewing the Year 2000 plans of a number of its credit customers to ascertain the sufficiency of their remediation efforts and the implications of their actions on their credit worthiness. The Company explicitly disclaims, however, any obligation or liability for the completeness, or lack thereof, of its customers' Year 2000 remediation plans or actions.

Contingency Plans. The Company is in the process of developing business resumption plans for each significant business unit in the event that the remediation plan is not completed in time or fails for reasons that are not presently foreseen. In the event of such a failure, these plans will outline the steps that will be taken to deal with the situation to minimize the effect on customers and losses to the Company. These plans are expected to be complete by December 31, 1998.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

PART II.    OTHER INFORMATION
            -----------------

ITEM 5.     OTHER INFORMATION

       On September 18, 1998, the Company amended its Bylaws to include an advance notice provision whereby, any shareholder proposals or nominations for election of directors brought to any annual or special shareholder meeting will only be considered if written notice is received by the Company not less than 120 days prior to the date of that meeting. The aforementioned description of the amended Bylaws is qualified by reference to the full text of the Amendment filed as Exhibit 3 hereto.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)       Exhibits

                     Exhibit 3                  Articles of Amendment to the
                                                Bylaws of the Company

            b)       Reports on Form 8-K

There were no form 8-K reports filed during the quarter ended September 30, 1998.

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

                                           ZIONS BANCORPORATION

                                           /s/Harris H. Simmons
                                           --------------------
                                           Harris H. Simmons, President and
                                           Chief Executive Officer

                                           /s/Dale M. Gibbons
                                           ------------------
                                           Dale M. Gibbons, Executive Vice
                                           President and Chief Financial Officer
Dated November 12, 1998