Form 10-K
period 1998-12-31
ZIONS BANCORPORATION /UT/
filed 1999-03-30
CIK 109380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Aggregate Market Value of Common Stock Held by Nonaffiliates at
February 26, 1999 ................................................$4,362,248,000

Number of Common Shares Outstanding at February 26, 1999 ......78,752,711 Shares

Documents Incorporated by Reference:

Portions of 1998 Annual Report to Shareholders - Incorporated into Parts I, II and IV

Portions of Proxy Statement for the 1999 Annual Meeting of Shareholders - Incorporated into Part III

                         FORM 10-K CROSS-REFERENCE INDEX

                                                                                              Page
                                                                        -----------------------------------------------
                                                                         Form           Annual            Proxy
                                                                         10-K           Report (1)        Statement (2)
                                                                        ------     -------------------    -------------
                                                         PART I
Item 1.  Business
                  Description of Business ...........................       2-6    2-73                   --
                  Statistical Disclosure:
                           Distribution of Assets, Liabilities and
                                    Stockholder's Equity; Interest Rates
                                    and Interest Differential .......       --     23, 26-28              --
                           Investment Portfolio .....................       --     31-32, 51, 57-58       --
                           Loan Portfolio ...........................       --     33-37, 51-52, 58-59    --
                           Summary of Loan Loss Experience ..........       --     37-39, 52, 58          --
                           Deposits .................................       --     26-27, 34, 59          --
                           Return on Equity and Assets ..............       --     *, 20                  --
                           Short-Term Borrowings ....................       --     60                     --
Item 2.  Properties .................................................       6      --                     --
Item 3.  Legal Proceedings ..........................................       --     62-63                  --
Item 4.  Submission of Matters to a Vote of Security-
                  Holders (in fourth quarter 1998) (3) ..............       --     --                     --
         Executive Officers of the Registrant .......................       6-7    --                     --

                                                        PART II

Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters .......................       7      *                      --
Item 6.  Selected Financial Data ....................................       --     *, 44                  --
Item 7.  Management's Discussion and Analysis of Finan-
                  cial Condition and Results of Operations ..........       --     20-44                  --
Item 7A. Quantitative and Qualitative Disclosures About
                  Market Risk .......................................       --     40-42                  --
Item 8.  Financial Statements and Supplementary Data ................       --     45-73                  --
Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure (3) ........       --     --                     --

                                                        PART III

Item 10. Directors and Executive Officers of the
                  Registrant ........................................       --     --                     2-3, 5-6
Item 11. Executive Compensation .....................................       --     --                     4, 8-11
Item 12. Security Ownership of Certain Beneficial
                  Owners and Management .............................       --     --                     6-7
Item 13. Certain Relationships and Related Transactions .............       --     --                     18

                                                        PART IV

Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K ...............................       8-11   45-73                  --

Signatures ..........................................................       12     --                     --
---------------------------------------------------------------------

(1) The 1998 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K.
(2) The Proxy Statement dated March 24, 1999 for the Annual Meeting of Shareholders, portions of which are incorporated by reference into this Form 10-K.
(3)  None.
*    Financial Highlights - inside front cover of 1998 Annual Report to
     Shareholders

BUSINESS

Description of Business

Zions Bancorporation is a multibank holding company organized under the laws of Utah in 1955, and registered under the Bank Holding Company Act of 1956, as amended. Zions Bancorporation and Subsidiaries (the Company) owns and operates six commercial banks with a total of 333 offices. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, Idaho, California, Colorado, Arizona, Nevada and Washington. On December 31, 1998 the Company had total assets of approximately $16.6 billion, loans of $10.6 billion, deposits of $13.3 billion and shareholders' equity of $1.0 billion. Active full-time equivalent employees totaled 6,793 at year-end 1998. For further information about the Company's industry segments see the Business Segment Results section of the 1998 Annual Report to Shareholders.

Growth

In 1998, the Company experienced unprecedented merger activity with the completion of 12 bank acquisitions in 3 states. The most significant acquisition during the year was the purchase of The Sumitomo Bank of California with total assets of approximately $4.5 billion. The Sumitomo Bank of California and First Pacific National Bank, also acquired during 1998, were merged with the Company's Grossmont Bank subsidiary which was renamed California Bank & Trust. The resulting bank is the sixth largest commercial banking organization in California with approximately $6 billion in total assets and 71 offices throughout the state.

The Company also significantly expanded its operations in Colorado building on the acquisition of Aspen Bancshares in 1997. Acquisitions in Colorado during 1998 included Vectra Banking Corporation located in Denver and eight small banks which expanded the Company's operations into the Colorado Springs area, Steamboat Springs and the San Luis Valley in Southern Colorado.

Another acquisition completed during 1998 was The Commerce Bank of Washington with total assets of approximately $300 million. The Commerce Bank of Washington is based in Seattle and focuses on serving the needs of small and medium-sized businesses in the Puget Sound area.

For further information about merger activities during the year see the 1998 Annual Report to Shareholders.

Products and Services

The Company focuses on maintaining community-minded banking by strengthening its core business lines of retail banking, small and medium-sized business lending, residential mortgage and investment activities. The banks provide a variety of commercial and retail banking and mortgage-lending financial services. Commercial loans, lease financing, cash management, lockbox, customized draft processing, and other special financial services are provided for business and other commercial banking customers. A wide range of personal banking services are provided to individuals, including bankcard, student and other installment loans and home equity lines of credit, checking accounts, savings accounts, time certificates of various types and maturities, trust services, safe deposit facilities, direct deposit and 24 hour ATM access. Zions First National Bank also provides services to key segments through its Women's Financial, Private Banking and Executive Banking Groups.

In addition to these core businesses, the Company has built specialized lines of business in capital markets and public finance. The Company is the only primary dealer in U.S. Treasury securities headquartered west of the Mississippi River. It has pioneered the online trading of government securities through its websites, which display live, executable quotes to financial institutions and money managers nationwide. The Company's combined public finance operations constitute one of the largest municipal finance advisory firms in the country and ranked ninth in the Securities Data Corporation's listing of the nation's top 100 municipal advisors.

The Company is also a leader in U.S. Small Business Administration ("SBA") lending. Through Zions Small Business Finance division, the Company provides SBA 7(a) loans to small businesses throughout the United States. The Company's SBA 504 group works with Certified Development Companies and correspondent banks to provide the nation's largest source of secondary market financing for this loan program. The Company also owns nearly a 20 percent equity interest in the Federal Agricultural Mortgage Corporation ("Farmer Mac") and originates and sells qualified loans to Farmer Mac through its cash window program.

The Company is developing a reputation as one of the industry's real innovators in providing customer solutions in the new world of electronic commerce. Digital Signature Trust Company ("DST"), a subsidiary of Zions First National Bank, became the first banking organization in the nation to be authorized by federal regulators to serve as a "certification authority," issuing digital certificates used to establish with certainty the identity and credentials of parties to transactions over networks such as the Internet. The Company has also developed an Internet presence for conducting retail banking business, including a Web-based bill payment system. The Company's banking subsidiaries will also introduce additional on-line capabilities over the next year.

Other Nonbanking Subsidiaries

The Company conducts various other bank-related business activities through subsidiaries of Zions First National Bank and the Parent. Zions Credit Corporation, a subsidiary of Zions First National Bank, engages in lease origination and servicing operations primarily in Utah, Nevada, and Arizona. Zions Investment Securities, Inc., also a subsidiary of the Bank, provides discount investment brokerage services on a nonadvisory basis to both commercial and consumer customers. Personal investment officers employed by this discount brokerage subsidiary provide customers with a wide range of investment products, including municipal bond, mutual funds and tax-deferred annuities. Zions First National Bank's Wasatch Venture Corporation provides early-stage capital, primarily for technology companies located in the West. Zions Life Insurance Company underwrites, as reinsurer, credit-related life and disability insurance. Zions Insurance Agency, Inc. operates an insurance brokerage business, which administers various credit-related insurance programs in the Company's subsidiaries and sells general lines of insurance. Zions Management Services Company provides administrative, data processing, and other services to other subsidiaries of the Company.

Competition

Zions Bancorporation and its subsidiaries operate in a highly competitive environment due to the diverse financial services and products they offer. Competitors include not only other banks, thrift institutions, credit unions, and mutual funds, but also, insurance companies, finance companies, brokerage firms, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Most of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in many significant products. These competitive trends are likely to continue.

Supervision and Regulation

Zion Bancorporation is a bank holding company within the meaning of the Bank Holding Company Act (the "Act") and is registered as such with the Federal Reserve Board. The Company is required to file reports of its operations with the Board of Governors of the Federal Reserve System and is subject to examination by it. Under the Act, the Company is restricted as to the activities in which it may engage and the nature of any company which it controls or holds more than 5% of the voting stock. Generally, allowable activities are those which are determined by the Federal Reserve Board to be closely related to banking and a proper incident thereto. Additionally under the Act, prior approval by the Board of Governors is required for a bank holding company to acquire substantially all the assets of any domestic bank or savings association or the ownership or control of more than 5% of its voting shares.

Under the Riegle-Neal Interstate Branching and Efficiency Act of 1994, bank holding companies which are adequately capitalized and managed are permitted to acquire control of a bank located outside the bank holding company's home state subject to certain limitations. The merger of commonly owned banks in different states is also permitted except in states that have passed legislation to prohibit such mergers. The statute also permits banks to establish branches outside their home state in states that pass legislation to permit branch banking.

The Federal Reserve Board has established risk-based capital guidelines for bank holding companies. The Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve Board have also issued regulations establishing capital requirements for banks under federal law. Failure to meet capital requirements could subject the Company and its subsidiary banks to a variety of restrictions and enforcement remedies. See Note 17 of Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders for information regarding risk-based capital requirements.

The Company's banking subsidiaries are also subject to various requirements and restrictions in the laws of the U.S. and the states in which the banks operate. These include restrictions on the amount of loans to a borrower and its affiliates, the nature and amount of their investments, their ability to act as an underwriter of securities, the opening of branches and the acquisition of other banks or savings associations. The subsidiary banks are under the supervision of, and are subject to periodic examination by, the OCC or the respective state banking departments, and are subject to the rules and regulations of the OCC, the Board of Governors of the Federal Reserve System and the FDIC. They are also subject to certain laws of each state in which such banks are located.

Dividends payable by the subsidiary banks to Zions Bancorporation are subject to various legal and regulatory restrictions. These restrictions and the amount available for the payment of dividends at year-end are summarized in Note 17 of Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") prescribes standards for safety and soundness of insured banks. These standards relate to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, as well as other operational and management standards deemed appropriate by the agencies.

The Community Reinvestment Act ("CRA") requires banks to help serve the credit needs in their communities, including credit to low and moderate income individuals and geographies. Should the Company or its subsidiaries fail to adequately serve the community, there are penalties which might be imposed including denials of applications to expand branches, relocate, add subsidiaries and affiliates and merge with or purchase other financial institutions.

Regulators and Congress continue to enact rules, laws, and policies to regulate the industry and protect consumers. The nature of these regulations and the effect of such policies on future business and earnings of the Company cannot be predicted.

Government Monetary Policies

The earnings and business of the Company are affected not only by general economic conditions, but also by fiscal and other policies adopted by various governmental authorities. The Company is particularly affected by the policies of the Federal Reserve Board which affects the national supply of bank credit. The instruments of monetary policy available to the Federal Reserve Board include open-market operations in United States government securities; manipulation of the discount rates of member bank borrowings; imposing or changing reserve requirements against member bank deposits; and imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying combinations to influence the overall growth of bank loans, investments and deposits, and the interest rates charged on loans or paid for deposits.

In view of the changing conditions in the economy and the effect of the credit policies of monetary authorities, it is difficult to predict future changes in loan demand, deposit levels and interest rates, or their effect on the business and earnings of the Company. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

PROPERTIES

Zions First National Bank operates 132 branches, of which 67 are owned by the Company and 65 are on leased premises. For Vectra Bank Colorado, 32 of 53 branches are owned and the remaining 21 branches are on leased premises. California Bank & Trust owns 22 of their 71 branches and leases the remaining 49 branch premises. Nevada State Bank operates 43 branches, of which 13 are owned and 30 are on leased premises. In Arizona, 13 of 33 branches are owned and the remaining 20 branches are on leased premises. In Washington, The Commerce Bank of Washington operates 1 branch on leased premises. The annual rentals under long-term leases for such banking premises are determined under various formulas and include as various factors, operating costs, maintenance and taxes. The Company's subsidiaries conducting lease financing, insurance, and discount brokerage activities operate from leased premises.

For information regarding rental payments, see Note 12 of Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions, and backgrounds of the Company's executive officers as of February 26, 1999 are set forth as follows:

                            Positions and Offices Held With
Individual                  Zions Bancorporation and Principal Subsidiaries            Officer Since     Age
----------                  -----------------------------------------------            -------------     ---
Roy W. Simmons         Chairman of the Company; Member of the Board of Directors of         1961         83
                       Zions First National Bank; prior to January 1998, Chairman of
                       Zions First National Bank.

Harris H. Simmons      President and Chief Executive Officer of the Company;                1981         44
                       Chairman of Zions First National Bank; prior to January 1998,
                       President and Chief Executive Officer of Zions First National
                       Bank.

A. Scott Anderson      Executive Vice President of the Company; President and Chief         1997(1)      52
                       Executive Officer of Zions First National Bank; prior to
                       January 1998, Executive Vice President of Zions First
                       National Bank.

Danne L. Buchanan      Executive Vice President of the Company; prior to March 1995,        1995         41
                       Senior Vice President and General Manager of Zions Data
                       Services Company.

Gerald J. Dent         Executive Vice President of the Company; Executive Vice              1987         57
                       President of Zions First National Bank.

Dale M. Gibbons        Executive Vice President, Chief Financial Officer and                1996         38
                       Secretary of the Company; Executive Vice President and
                       Secretary of Zions First National Bank; prior to August 1996,
                       Senior Vice President of First Interstate Bancorp.

John J. Gisi           Senior Vice President of the Company; Chairman and                   1994         53
                       Chief Executive Officer of National Bank of Arizona.


James C.  Hawkanson    Senior Vice President of the Company; Managing Director and          1998         55
                       Chief Executive Officer of The Commerce Bank of Washington.

W. David Hemingway     Executive Vice President of the Company; Executive Vice              1997(2)      51
                       President of Zions First National Bank.

Clark B. Hinckley      Senior Vice President of the Company; prior to March 1994,           1994         51
                       President of Zions First National Bank of Arizona.

George Hofmann III     Senior Vice President of the Company; President and Chief            1995         49
                       Executive Officer of Nevada State Bank; prior to April 1995,
                       Senior Vice President of Zions First National Bank.

Gary S. Judd           Senior Vice President of the Company; President and Chief            1998         58
                       Executive Officer of Vectra Bank Colorado.

Robert G. Sarver       Executive Vice President of the Company; Chairman and Chief          19983        37
                       Executive Officer of California Bank & Trust; prior to 1995,
                       President of National Bank of Arizona.

Nolan X. Bellon        Controller of the Company; prior to June 1998, Controller of         1987         50
                       Zions First National Bank.

1  Officer of Zions First National Bank since 1990.
2  Officer of Zions First National Bank since 1977.
3  Member of the Board of Directors since 1994.

MARKET FOR REGISTRANT'S COMMON EQUITY
AND STOCKHOLDER MATTERS

Nasdaq:  ZION

High and low quarterly stock prices:

                             1998                        1997
                  --------------------------- ---------------------------
                      HIGH          LOW           HIGH          LOW
                      ----          ---           ----          ---
1st Quarter          $55.69       $39.56         $33.25       $25.69
2nd Quarter           54.00        48.06          37.63        28.38
3rd Quarter           57.25        38.38          41.13        34.69
4th Quarter           62.38        39.13          46.00        37.63

As of February 26, 1999, there were 6,191 common shareholders of the Company's stock.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedules, and Exhibits:

     (1) The consolidated financial statements and related notes and the Independent Auditor's Report that appear on pages 45 through 73 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

     (2) The Financial Statement Schedules are omitted because conditions requiring their filing do not exist.

     (3)  Exhibits Index:

        Exhibit
        Number                   Description
        ------                   -----------
         3.1   Restated Articles of Incorporation of Zions Bancorporation dated      *
               November 8, 1993, incorporated by reference to Exhibit 3.1 of
               Form S-4 filed on November 22, 1993.

         3.2   Restated Bylaws of Zions Bancorporation, dated November 8, 1993,      *
               incorporated by Reference to Exhibit 3.2 of Form S-4 filed
               November 22, 1993.

         3.3   Articles of Amendment to the Restated Articles of Incorporation       *
               of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June
               30, 1997.

         3.4   Articles of Amendment to the Restated  Articles of Incorporation      *
               of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3 of Form 10-Q for the quarter ended June
               30, 1998.

         3.5   Amendment to the Restated Bylaws of Zions  Bancorporation, dated      *
               September 18, 1998, incorporated by reference to Exhibit 3 of
               Form 10-Q for the quarter ended September 30, 1998.

         4     Shareholder Protection Rights Agreement, dated September 27,          *
               1996, incorporated by reference to Exhibit 1 of Form 8-K filed
               October 12, 1996.

         10.1  Amended and Restated Zions Bancorporation Pension Plan,               *
               incorporated  by reference to Exhibit 10.1 of  Form 10-K for  the year ended December 31, 1994.

         10.2  Amendment to Zions Bancorporation Pension Plan effective December     *
               1, 1994, incorporated by reference to Exhibit 10.2 of Form 10-K for the year ended December 31, 1994.

         10.3  Zions  Bancorporation  Supplemental  Retirement  Plan  Form,          *
               incorporated by reference to Exhibit 19.4 of Form 10-Q for the quarter ended September 30, 1985.


         10.4  Zions Bancorporation Key Employee Incentive Stock Option Plan         *
               dated April 28, 1982, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 1995.

         10.5  Amendment No. 1 to Zions Bancorporation Key Employee Incentive        *
               Stock Option plan dated April 27,  1990, incorporated  by
               reference to Exhibit 10.2 of Form 10-Q for the quarter ended June
               30, 1995.

         10.6  Amendment No. 2 to Zions Bancorporation Key Employee Incentive        *
               Stock Option plan dated April 28,  1995, incorporated  by
               reference to Exhibit 10.3 of From 10-Q for the quarter ended June
               30, 1995.

         10.7 Amendment No. 3 to Zions Bancorporation Key Employee Incentive         *
              Stock Option plan dated April 24,  1998, incorporated  by
              reference to Exhibit 10 of Form 10-Q for the quarter ended June
              30, 1998.

         10.8 Zions Bancorporation Deferred Compensation Plan for Directors, as      *
              amended May 1, 1991, incorporated by reference to Exhibit 19 of
              Form 10-K for the year ended December 31, 1991.

         10.9 Zions Bancorporation Senior Management Value Sharing Plan, Award       *
              Period 1994-1997, incorporated by reference to Exhibit 10.9 of
              Form 10-K for the year ended December 31, 1994.

         10.10 Zions Bancorporation Senior Management Value Sharing Plan, Award      *
               Period 1995-1998, incorporated by reference to Exhibit 10.14 of
               Form 10-K for the year ended December 31, 1995.

         10.11 Zions Bancorporation Senior Management Value Sharing Plan, Award      *
               Period 1996-1999, incorporated by reference to Exhibit 10.16 of
               Form 10-K for the year ended December 31, 1996

         10.12 Zions Bancorporation Senior Management Value Sharing Plan, Award      *
               Period 1997-2000, incorporated by reference to Exhibit 10.16 of
               Form 10-K for the year ended December 31, 1997.

         10.13 Zions  Bancorporation  Executive  Management  Pension  Plan,          *
               incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 1994.

         10.14 Employment Agreement between Zions Bancorporation and Mr. John        *
               Gisi, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 1995.

         10.15 Zions Bancorporation Non-Employee Directors Stock Option Plan         *
               dated April 26, 1996, incorporated by  reference to Exhibit 10 of Form 10-Q for the quarter ended June 30, 1996.


         10.16 Zions Bancorporation Pension Plan amended and restated effective      *
               April 1, 1997,  Incorporated by reference to Exhibit 10 of Form
               10-Q for the quarter ended March 31, 1997.

         10.17 Stock Option Agreement between Zions Bancorporation and W. David      *
               Hemingway dated April 13, 1983,  incorporated by reference to
               Exhibit 4.8 of Form S-8 filed March 10, 1999.

         10.18 Amended Stock Option Agreement between Zions Bancorporation and       *
               W. David Hemingway dated January 31, 1991, incorporated by reference to Exhibit 4.9 of Form S-8 Filed March 10, 1999.

         10.19 Shareholder Agreement,  dated October 1, 1998, among Zions            *
               Bancorporation, The Robert G. Sarver Separate Property  Trust
               dated September 29, 1997 and CBT Holdings, incorporated by reference to Exhibit 10.1 of Form 8-K filed October 14, 1998.

         10.20 Loan  Agreement,  dated  October  1, 1998,  between  Zions            *
               Bancorporation and The Robert G. Sarver Separate Property Trust
               dated September 29, 1997, incorporated by reference to Exhibit
               10.2 of Form 8-K filed October 14, 1998.

         10.21 Employment Agreement, dated October 1, 1998, between Grossmont        *
               Bank and Robert Sarver, incorporated  by reference to Exhibit
               10.3 of Form 8-K filed October 14, 1998.

         10.22 Promissory Note, dated October 1, 1998, by The Robert G. Sarver       *
               Separate Property Trust dated * September 29, 1997 in favor of
               Zions Bancorporation, incorporated by reference to Exhibit 10.4 of Form 8-K filed October 14, 1998.

         10.23 Zions Bancorporation Senior Management Value Sharing Plan, Award
               Period 1998- 2001 (filed)

         13    1998 Annual Report to Shareholders, pages 1 through 73 (filed)

         21    List of subsidiaries of Zions Bancorporation (filed)

         23    Consent of KPMG LLP, independent certified public accountants
               (filed)

         27.1  Article 9 Financial Data Schedule for the year ended December 31,
               1998 (filed)

         27.2 Article 9 Restated Financial Data Schedule for the six months ended June 30, 1998 (filed)

         27.3 Article 9 Restated Financial Data Schedule for the three months ended March 31, 1998 (filed)

         27.4  Article 9 Restated Financial Data Schedule for the year ended
               December 31, 1997 (filed)


         27.5 Article 9 Restated Financial Data Schedule for the six months ended June 30, 1997 (filed)

         27.6 Article 9 Restated Financial Data Schedule for the three months ended March 31, 1997 (filed)

         27.7  Article 9 Restated Financial Data Schedule for the year ended
               December 31, 1996 (filed)

         99.1  Form 11-K Annual Report of Zions Bancorporation Employee Stock
               Savings Plan (filed)

         99.2  Form 11-K Annual Report of Zions  Bancorporation  Employee
               Investment Savings Plan (filed)

         *    incorporated by reference

(b) Zions Bancorporation filed the following reports on Form 8-K during the quarter ended December 31, 1998;

     1) Filed December 10, 1998 (Item 7), amending the 8-K filed on October 14, 1998 which announced the consummation of the acquisition of The Sumitomo Bank of California ("Sumitomo"). This amendment contained Sumitomo's financial statements for the period ending June 30, 1998 as well as a pro forma Balance Sheet as of June 30, 1998 and pro forma Income Statement for the year ended December 31, 1997 and the six months ended June 30, 1998.

     2) Filed October 14, 1998 (Item 2), announcing the consummation of the acquisition of The Sumitomo Bank of California by Zions
          Bancorporation.

Zions Bancorporation's Annual Report on Form 10-K for the year ended December 31, 1998, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all documents filed prior to January 1, 1999 pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of an offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer, or controlling person of the Registrant in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will governed by the final adjudication of such issue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 23, 1999                                       ZIONS BANCORPORATION

                                              By     /s/ Harris H. Simmons
                                                    ----------------------------
                                                    HARRIS H. SIMMONS, President
                                                    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                 March 23, 1999


/s/ Harris H. Simmons                     /s/ Dale M. Gibbons
------------------------------------      --------------------------------------
HARRIS H. SIMMONS, President, Chief       Dale M. Gibbons, Executive Vice
Executive Officer and Director            President, Chief Financial Officer and
                                          Secretary

/s/ Roy W. Simmons                        /s/ Nolan Bellon
------------------------------------      --------------------------------------
ROY W. SIMMONS, Chairman and Director     NOLAN BELLON, Controller


/s/ Jerry C. Atkin                        /s/ Robert G. Sarver
-------------------------------------     --------------------------------------
JERRY C. ATKIN, Director                  ROBERT G. SARVER, Director


/s/ Grant R. Caldwell                     /s/ L.E. Simmons
------------------------------------      --------------------------------------
GRANT R. CALDWELL, Director               L.E. SIMMONS, Director


/s/ R.D. Cash                             /s/ Shelley Thomas
------------------------------------      --------------------------------------
R. D. CASH, Director                      SHELLEY THOMAS, Director


/s/ Richard H. Madsen                     /s/ I.J. Wagner
------------------------------------      --------------------------------------
RICHARD H. MADSEN, Director               I.J. WAGNER, Director


/s/ Roger B. Porter
------------------------------------
ROGER B. PORTER, Director