Form 10-Q
period 1999-03-31
ZIONS BANCORPORATION /UT/
filed 1999-05-14
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

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


Common Stock, without par value,
outstanding at May 6, 1999                               79,009,123 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                                           INDEX


                                                                            Page
PART I. FINANCIAL INFORMATION
        ---------------------

     ITEM 1.  Financial Statements (unaudited)

                 Consolidated Balance Sheets                                   3
                 Consolidated Statements of Income                             4
                 Consolidated Statements of Cash Flows                         5
                 Consolidated Statements of Changes in Shareholders' Equity
                    and Comprehensive Income                                   7
                 Notes to Consolidated Financial Statements                    8

     ITEM 2.  Management's Discussion and Analysis                            10


PART II. OTHER INFORMATION
         -----------------

     ITEM 6.  Exhibits and Reports on Form 8-K                                26


SIGNATURES                                                                    26
----------                                                                    --

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                 March 31,     December 31,      March 31,
(In thousands, except share amounts)                               1999            1998            1998
                                                               ------------    ------------    ------------
ASSETS
Cash and due from banks ....................................   $    801,646    $    864,446    $    631,444
Money market investments:
     Interest-bearing deposits .............................         25,200          30,484          64,911
     Federal funds sold ....................................        120,842         199,446         308,336
     Security resell agreements ............................        248,286         382,275         831,107

 Investment securities:
     Held to maturity, at cost (approximate market value
     $3,074,219, $2,821,535, and $1,949,777) ...............      3,060,195       2,803,903       1,931,266
     Available for sale, at market .........................        443,433         684,581         607,935
     Trading account, at market ............................        221,127         191,855         276,277
 Loans:
     Loans held for sale ...................................        179,672         232,253         249,398
     Loans, leases, and other receivables ..................     10,769,888      10,449,362       5,828,113
                                                               ------------    ------------    ------------
                                                                 10,949,560      10,681,615       6,077,511
Less:
     Unearned income and fees, net of related costs ........         43,287          48,123          42,673
     Allowance for loan losses .............................        198,913         205,553          97,194
                                                               ------------    ------------    ------------
           Net Loans .......................................     10,707,360      10,427,939       5,937,644


Premises and equipment, net ................................        236,343         231,066         165,459
Goodwill and core deposit intangibles ......................        264,680         271,578         173,797
Other real estate owned ....................................          7,064           5,270           3,723
Other assets ...............................................        948,775         556,078         372,087
                                                               ------------    ------------    ------------
                                                               $ 17,084,951    $ 16,648,921    $ 11,303,986
                                                               ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing ....................................   $  3,070,803    $  3,170,436    $  2,183,443
    Interest-bearing:
         Savings and money market ..........................      6,618,846       6,077,556       4,214,146
         Time:
             Under $100,000 ................................      2,049,304       2,340,598       1,212,796
             Over $100,000 .................................      1,311,764       1,528,329         605,076
         Foreign ...........................................        154,059         204,244         158,862
                                                               ------------    ------------    ------------
                                                                 13,204,776      13,321,163       8,374,323


Securities sold, not yet purchased .........................        247,249          29,702         155,434
Federal funds purchased ....................................        373,857         337,283         390,262
Security repurchase agreements .............................        814,747         932,560         926,398
Accrued liabilities ........................................        442,920         319,278         191,294
Commercial paper ...........................................        145,416          49,217            --
Federal Home Loan Bank advances and other borrowings:
     Less than one year ....................................        254,130         100,750          87,944
     Over one year .........................................         50,798          56,796         121,421
Long-term debt .............................................        453,554         453,735         278,643
                                                               ------------    ------------    ------------
         Total liabilities .................................     15,987,447      15,600,484      10,525,719
                                                               ------------    ------------    ------------

Minority interest ..........................................         37,818          34,781            --

Shareholders' equity:
     Capital stock:
         Preferred stock, without par value; authorized
              3,000,000 shares; issued and outstanding, none           --              --              --
         Common stock, without par value; authorized
            200,000,000 shares; issued and outstanding
            78,903,072, 78,636,083 and 72,656,291 shares ...        328,209         324,099         188,551
     Accumulated other comprehensive loss ..................           (948)         (4,280)           (416)
     Retained earnings .....................................        732,425         693,837         590,132
                                                               ------------    ------------    ------------
          Total shareholders' equity .......................      1,059,686       1,013,656         778,267
                                                               ------------    ------------    ------------
                                                               $ 17,084,951    $ 16,648,921    $ 11,303,986
                                                               ============    ============    ============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                ----------------------
(In thousands, except per share amounts)                          1999         1998
                                                                ---------    ---------
Interest income:
     Interest and fees on loans .............................   $ 220,429    $ 133,585
     Interest on loans held for sale ........................       3,405        3,556
     Lease financing ........................................       3,424        3,332
     Interest on money market investments ...................      14,129       22,997
     Interest on securities:
          Held to maturity:
               Taxable ......................................      41,378       32,824
               Nontaxable ...................................       3,976        3,374
          Available for sale:


               Taxable ......................................       7,042        9,473
               Nontaxable ...................................         128          304
          Trading account ...................................       6,792        5,011
                                                                ---------    ---------
          Total interest income .............................     300,703      214,456
                                                                ---------    ---------
Interest expense:
     Interest on savings and money market deposits ..........      50,694       35,613
     Interest on time and foreign deposits ..................      44,661       26,098
     Interest on borrowed funds .............................      38,470       36,122
                                                                ---------    ---------
          Total interest expense ............................     133,825       97,833
                                                                ---------    ---------
          Net interest income ...............................     166,878      116,623
Provision for loan losses ...................................       4,231        3,555
                                                                ---------    ---------
          Net interest income after provision for loan losses     162,647      113,068
                                                                ---------    ---------
Noninterest income:
     Service charges on deposit accounts ....................      17,808       13,463
     Other service charges, commissions and fees ............      15,341       11,255
     Trust income ...........................................       2,969        1,607
     Investment securities gain (loss), net .................      (1,328)         799
     Underwriting and trading income ........................       4,021        1,943
     Loan sales and servicing income ........................      15,172       11,471
     Other ..................................................       9,360        4,268
                                                                ---------    ---------
          Total noninterest income ..........................      63,343       44,806
                                                                ---------    ---------
Noninterest expense:
     Salaries and employee benefits .........................      82,323       52,991
     Occupancy, net .........................................      11,484        5,857
     Furniture and equipment ................................       9,979        7,806
     Other real estate expense (income) .....................          44         (254)
     Legal and professional services ........................       3,240        2,854
     Supplies ...............................................       2,576        2,547
     Postage ................................................       2,806        2,168
     Advertising ............................................       2,926        2,628
     FDIC premiums ..........................................         357          322
     Merger expense .........................................       1,045        1,973
     Amortization of goodwill and core deposit intangibles ..       3,297        2,380
     Amortization of mortgage servicing assets ..............         651        1,132
     Other ..................................................      28,020       18,353
                                                                ---------    ---------
          Total noninterest expense .........................     148,748      100,757
                                                                ---------    ---------
Income before income taxes and minority interest ............      77,242       57,117
Income taxes ................................................      26,927       18,121
                                                                ---------    ---------
           Net income before minority interest ..............      50,315       38,996
Minority interest ...........................................       1,464         --
                                                                ---------    ---------
           Net income .......................................   $  48,851    $  38,996
                                                                =========    =========
Weighted-average common and common-equivalent
    shares outstanding during the period ....................      80,010       74,308

Net income per common share:
  Basic .....................................................   $    0.62    $    0.54
  Diluted ...................................................   $    0.61    $    0.52

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Three Months Ended
                                                                               March 31,
                                                                     ----------------------------
(In thousands)                                                           1999            1998
                                                                     ------------    ------------
Cash flows from operating activities:
     Net income ..................................................   $     48,851    $     38,996
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses ..............................          4,231           3,555
          Depreciation of premises and equipment .................          8,535           5,981
          Amortization ...........................................          6,987           5,137
          Accretion of unearned income and fees, net of
               related costs .....................................          2,183          (1,429)
          Net change in minority interest ........................          3,037            --
          Proceeds from sales of trading account securities ......     45,855,598      35,127,216
          Increase in trading account securities .................    (45,884,870)    (35,319,812)
          Investment securities (gain) loss, net .................          1,328            (799)
          Proceeds from loans held for sale ......................        308,109         243,205
          Increase in loans held for sale ........................       (256,376)       (311,893)
          Net gain on sales of loans, leases and other assets ....        (12,611)         (9,000)
          Change in accrued income taxes .........................         20,158          16,752
          Change in accrued interest receivable ..................        (12,043)           (190)
          Change in accrued interest payable .....................         (1,257)          6,377
          Other, net .............................................        (78,666)        (67,783)
                                                                     ------------    ------------
               Net cash provided by (used in) operating activities         13,194        (263,687)
                                                                     ------------    ------------
Cash flows from investing activities:
     Net decrease (increase) in money market investments .........        218,052        (330,556)
     Proceeds from maturities of investment securities
          held to maturity .......................................        294,722         591,685
     Purchases of investment securities held to maturity .........       (554,985)        (54,796)
     Proceeds from sales of investment securities
          available for sale .....................................        138,201         191,610
     Proceeds from maturities of investment securities
          available for sale .....................................         81,440          15,017
     Purchases of investment securities available for sale .......       (183,439)       (218,952)
     Proceeds from sales of loans and leases .....................        196,037         206,276
     Net increase in loans and leases ............................       (517,200)       (348,292)
     Payments on leveraged leases ................................         (4,168)         (1,067)
     Principal collections on leveraged leases ...................          4,168           1,067
     Proceeds from sales of premises and equipment ...............            490             244
     Purchases of premises and equipment .........................        (14,294)        (11,490)
     Proceeds from sales of mortgage-servicing rights ............         14,918             338
     Purchases of mortgage-servicing rights ......................           (792)           (703)
     Proceeds from sales of other assets .........................          2,129           3,277
     Cash paid for acquisitions, net of cash received ............            592          10,125
                                                                     ------------    ------------
               Net cash provided by (used in) investing activities       (324,129)         53,783
                                                                     ------------    ------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                            ----------------------
(In thousands)                                                 1999         1998
                                                            ---------    ---------
Cash flows from financing activities:
     Net increase (decrease) in deposits ...............    (121,848)     193,782
     Net change in short-term funds borrowed ...........     385,887       55,091
     Payments on FHLB advances over one year ...........      (5,998)     (94,210)
     Payments on long-term debt ........................        (181)      (2,392)
     Proceeds from issuance of common stock ............       1,529          729
     Payments to redeem common stock ...................        (194)     (12,783)
     Dividends paid ....................................     (11,060)      (9,040)
                                                           ---------    ---------
               Net cash provided by financing activities     248,135      131,177
                                                           ---------    ---------
Net decrease in cash and due from banks ................     (62,800)     (78,727)
Cash and due from banks at beginning of period .........     864,446      710,171
                                                           ---------    ---------
Cash and due from banks at end of period ...............   $ 801,646    $ 631,444
                                                           =========    =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)
                                                             Three Months Ended
                                                                  March 31,
                                                           ----------------------
(In thousands)                                                1999         1998
                                                           ---------    ---------
Cash paid for:
     Interest ..........................................   $ 135,080    $  90,381
     Income taxes ......................................          55        1,888
Loans transferred to other real estate owned ...........       2,450          810

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME
(Unaudited)

                                                                             Three Months Ended
                                                                                March 31, 1999
                                                       ---------------------------------------------------------------------

                                                                                   Accumulated
(In thousands)                                                                        other                        Total
                                                          Common    Comprehensive comprehensive    Retained     Shareholders'
                                                          Stock        Income     income (loss)    Earnings        Equity
                                                       -----------   -----------   -----------    -----------    -----------
Balance, January 1, 1999 ...........................   $   324,099                 $    (4,280)   $   693,837    $ 1,013,656
Net income for the period ..........................                 $    48,851                       48,851         48,851
                                                                     -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $313                        (645)
    Reclassification for net realized
       securities loss recorded in the income
       statement, net of tax benefit of $2,464 .....                       3,977
                                                                     -----------
    Other comprehensive income .....................                       3,332         3,332                         3,332
                                                                     -----------
    Total comprehensive income .....................                 $    52,183
                                                                     ===========
Cash dividends:
    Preferred, paid by subsidiaries to
       minority shareholders .......................                                                       (8)            (8)
    Common, $.14 per share .........................                                                  (11,052)       (11,052)
Issuance of common shares for acquisitions .........            83                                        797            880
Stock redeemed and retired .........................          (194)                                                     (194)
Stock options exercised, net of shares tendered
    and retired ....................................         4,221                                                     4,221
                                                       -----------                 -----------    -----------    -----------
Balance, March 31, 1999 ............................   $   328,209                 $      (948)   $   732,425    $ 1,059,686
                                                       ===========                 ===========    ===========    ===========

                                                                             Three Months Ended
                                                                                March 31, 1999
                                                       ---------------------------------------------------------------------

                                                                                   Accumulated
(In thousands)                                                                        other                        Total
                                                          Common    Comprehensive comprehensive    Retained     Shareholders'
                                                          Stock        Income     income (loss)    Earnings        Equity
                                                       -----------   -----------   -----------    -----------    -----------
Balance, January 1, 1998 ...........................   $   190,039                 $     1,902    $   550,111    $   742,052
Net income for the period ..........................                 $    38,996                       38,996         38,996
                                                                     -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $1,106                    (1,786)
    Reclassification for realized investment
       securities gain recorded in the income
       statement, net of tax expense of $306 .......                        (493)
                                                                     -----------
    Other comprehensive income .....................                      (2,279)       (2,279)                       (2,279)
                                                                     -----------
    Total comprehensive income .....................                 $    36,717
                                                                     ===========
Cash dividends:
    Preferred, paid by subsidiaries to
       minority shareholders .......................                                                      (21)           (21)
    Common, $.12 per share .........................                                                   (8,290)        (8,290)
    Dividends of acquired companies prior to merger                                                      (729)          (729)
Issuance of common shares for acquisitions .........         5,964                         (39)        10,065         15,990
Conversion of aquired company convertible
    debt prior to acquisition ......................         4,546                                                     4,546
Stock redeemed and retired .........................       (12,783)                                                  (12,783)
Stock options exercised, net of shares tendered
    and retired ....................................           785                                                       785
                                                       -----------                 -----------    -----------    -----------
Balance, March 31, 1998 ............................   $   188,551                 $      (416)   $   590,132    $   778,267
                                                       ===========                 ===========    ===========    ===========

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

On January 6, 1998 the Company acquired Vectra Banking Corporation and its banking subsidiary Vectra Bank. On May 22, 1998, the Company acquired FP Bancorp, Inc. and its banking subsidiary First Pacific National Bank. On September 8, 1998, the Company acquired The Commerce Bancorporation and its banking subsidiary The Commerce Bank of Washington, N.A. All three acquisitions were accounted for as poolings of interests and were considered significant. Accordingly, prior year amounts have been restated. Certain amounts in the 1998 consolidated financial statements have also been reclassified to conform to the 1999 presentation. On October 1, 1998, the Company acquired The Sumitomo Bank of California in a transaction accounted for as a purchase. In a purchase transaction results of operations for the acquired entity are only included subsequent to the acquisition date. Therefore, financial information for the first quarter of 1999 can not be compared directly with the first quarter of 1998.

Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1998.

Accounting Standards Not Adopted

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses of a derivative depends on the intended use of the derivative and the resulting designation.

Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and should not be applied retroactively to financial statements of prior periods. The Company is currently studying the statement to determine its future effects.

In October 1998, the FASB issued Statement No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement amends FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. This statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of Statement No. 134 did not have a significant impact on the Company's financial position or results of operations.

SUBSEQUENT EVENTS

On April 27, 1999, the Company announced a definitive agreement to merge with Regency Bancorp of Fresno, California in exchange for common shares of Zions. Regency Bancorp's banking subsidiary, Regency Bank, will then merge into Zions' subsidiary, California Bank & Trust. As of March 31, 1999, Regency Bancorp had total assets of approximately $228 million. The merger is intended to be accounted for as a pooling of interests and is expected to close in the third quarter, subject to the approval of banking regulators and the shareholders of Regency Bancorp.

On May 7, 1999, the Company announced a definitive agreement to merge with Pioneer Bancorporation of Reno, Nevada in a stock transaction valued at approximately $340.8 million. Pioneer Bancorporation's subsidiary, Pioneer Citizens Bank of Nevada, will merge into Zions' subsidiary, Nevada State Bank, creating the third largest bank in the state. As of December 31, 1998, Pioneer Bancorp had total assets of approximately $1,031 million. The transaction is expected to close in the third quarter and is intended to be accounted for as a pooling of interests.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.
    MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
(Unaudited)
                                                Three Months Ended
                                                     March 31,
(In thousands, except per                --------------------------------
share and ratio data)                      1999        1998      % Change
                                         --------    --------    --------
EARNINGS
Taxable-equivalent net interest income   $169,866    $118,641       43.18%
Net interest income ..................    166,878     116,623       43.09%
Noninterest income ...................     63,343      44,806       41.37%
Provision for loan losses ............      4,231       3,555       19.02%
Noninterest expense ..................    148,748     100,757       47.63%
Income before income taxes ...........     77,242      57,117       35.23%
Income taxes .........................     26,927      18,121       48.60%
Minority interest ....................      1,464        --
Net income ...........................     48,851      38,996       25.27%

PER COMMON SHARE
Net income (diluted) .................       0.61        0.52       17.31%
Dividends ............................       0.14        0.12       16.67%
Book value ...........................      13.43       10.71       25.40%

SELECTED RATIOS
Return on average assets .............       1.13%       1.36%
Return on average common equity ......      19.03%      20.73%
Efficiency ratio .....................      63.78%      61.65%
Net interest margin ..................       4.39%       4.55%

OPERATING CASH EARNINGS*
Taxable-equivalent net interest income   $169,866    $118,641       43.18%
Net interest income ..................    166,878     116,623       43.09%
Noninterest income ...................     63,343      44,806       41.37%
Provision for loan losses ............      4,231       3,555       19.02%
Noninterest expense ..................    144,406      96,404       49.79%
Income before income taxes ...........     81,584      61,470       32.72%
Income taxes .........................     27,657      18,626       48.49%
Minority interest ....................      1,464        --
Net income ...........................     52,463      42,844       22.45%

PER COMMON SHARE
Net income (diluted) .................       0.66        0.58       13.79%
Dividends ............................       0.14        0.12       16.67%
Book value ...........................      10.08        8.32       21.15%

SELECTED RATIOS
Return on average assets .............       1.24%       1.52%
Return on average common equity ......      27.50%      29.52%
Efficiency ratio .....................      61.92%      58.98%
Net interest margin ..................       4.39%       4.55%

* Before amortization of goodwill and core deposit intangible assets and merger related expenses.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)


                                                         Three Months Ended
(In thousands, except per share and ratio data)                March 31
                                               ---------------------------------------
                                                   1999          1998        % Change
                                               -----------   -----------   -----------
AVERAGE BALANCES
Total assets ................................  $17,487,770   $11,597,549       50.79%
Securities ..................................    4,034,499     3,133,446       28.76%
Net loans and leases ........................   10,716,776     5,814,976       84.30%
Goodwill and core deposit intangibles .......      267,365       174,249       53.44%
Total deposits ..............................   13,046,673     8,062,287       61.82%
Minority interest ...........................       37,060          --
Shareholders' equity ........................    1,040,925       762,861       36.45%

Weighted average common and common-
     equivalent shares outstanding ..........   80,010,112    74,307,885        7.67%

AT PERIOD END
Total assets ................................  $17,084,951   $11,303,986       51.14%
Securities ..................................    3,724,755     2,815,478       32.30%
Net loans and leases ........................   10,906,273     6,034,838       80.72%
Allowance for loan losses ...................      198,913        97,194      104.66%
Goodwill and core deposit intangibles .......      264,680       173,797       52.29%
Total deposits ..............................   13,204,776     8,374,323       57.68%
Minority interest ...........................       37,818          --
Shareholders' equity ........................    1,059,686       778,267       36.16%

Common shares outstanding ...................   78,903,072    72,656,291        8.60%

Average equity to average assets ............         5.95%         6.58%
Common dividend payout ......................        22.62%        21.26%

Nonperforming assets ........................       81,512        22,028      270.04%
Loans past due 90 days or more ..............       26,205        14,054       86.46%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at March 31 .......          .75%          .36%

ZIONS BANCORPORATION AND SUBSIDIARIES
OPERATING RESULTS

Zions Bancorporation achieved record earnings for the first quarter. Consolidated net income for the quarter ended March 31, 1999 was $48.9 million or $0.61 per diluted share, an increase of 25.3% and 17.3%, respectively, over the restated $39.0 million or $0.52 earned in the first quarter of 1998. The quarterly dividend per share increased 16.7% to $0.14 from $0.12 in the first quarter of 1998.

The annualized return on average assets for the first quarter of 1999 was 1.13% compared to 1.36% for the first quarter of 1998. The annualized return on average common shareholders' equity was 19.03%, compared to 20.73% for the first quarter of 1998. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the first quarter of 1999 was 63.78% compared to 61.65% for the first quarter of 1998. As discussed in notes to consolidated financial statements, due to the purchase of The Sumitomo Bank of California, financial information for the first quarter of 1999 is not directly comparable to the first quarter of 1998.

The Company's first-quarter $9.9 million (25.3%) increase in earnings relative to the same restated period a year ago reflects a $50.3 million (43.1%) increase in net interest income, an $18.5 million (41.4%) increase in noninterest income, partially offset by a $0.7 million (19.0%) increase in the provision for loan losses, a $48.0 million (47.6%) increase in noninterest expenses, an $8.8 million (48.6%) increase in income tax expense, and a $1.5 million increase in minority interest which did not exist for the period ended March 31, 1998.

OPERATING CASH EARNINGS RESULTS

The Company is also providing its earnings performance on an operating cash basis since it believes that its cash performance is a better reflection of its financial position and shareholder value creation, as well as its ability to support growth, pay dividends, and repurchase stock, than reported net income. Operating cash earnings are earnings before the amortization of goodwill and core deposit intangible assets and merger expense.

Operating cash earnings for the quarter were $52.5 million or $0.66 per diluted share, an increase of 22.5% and 13.8%, respectively, over the restated $42.8 million or $0.58 per diluted share earned in the first quarter of 1998.

The operating cash annualized return on average assets for the first quarter of 1999 was 1.24% compared to 1.52% for the first quarter of 1998, resulting in an operating cash annualized return on average common shareholders' equity of 27.50% compared to 29.52% for the first quarter of 1998. The Company's operating cash efficiency ratio for the first quarter of 1999 was 61.92% compared to 58.98% for the first quarter of 1998.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the first quarter of 1999, adjusted to a fully taxable-equivalent basis, increased 43.2% to $169.9 million compared to $118.6 million for the first quarter of 1998. Net interest margin decreased to 4.39% compared to 4.55% for the first quarter of 1998 primarily as a result of the reclassification of certain assets. The yield on average earning assets decreased 46 basis points during the first quarter of 1999 as compared to the first quarter of 1998, and the average rate paid this quarter on interest-bearing funds decreased 44 basis points from the first quarter of 1998. The spread on average interest-bearing funds for the first quarter of 1999 was 3.73%, compared to 3.75% for the first quarter of 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                       Three Months Ended                    Three Months Ended
                                                         March 31, 1999                        March 31, 1998
                                               ----------------------------------    ----------------------------------
                                                Average     Amount of    Average      Average     Amount of    Average
(In millions)                                   Balance    Interest(1)     Rate       Balance    Interest(1)     Rate
                                               --------     --------     --------    --------     --------     --------
ASSETS
Money market investments ..................    $    940     $   14.2        6.10%    $  1,622     $   23.0        5.75%
Securities:
     Held to maturity .....................       3,023         47.5        6.37%       2,151         37.7        7.10%
     Available for sale ...................         484          7.2        6.07%         622          9.9        6.46%
     Trading account ......................         527          6.8        5.22%         360          5.0        5.65%
                                               --------     --------                 --------     --------
          Total securities ................       4,034         61.5        6.18%       3,133         52.6        6.80%
                                               --------     --------                 --------     --------
Loans:
     Loans held for sale ..................         212          3.4        6.51%         205          3.5        7.04%
     Net loans and leases(2)...............      10,505        224.6        8.67%       5,610        137.4        9.93%
                                               --------     --------                 --------     --------
          Total loans .....................      10,717        228.0        8.63%       5,815        140.9        9.83%
                                               --------     --------                 --------     --------
Total interest-earning assets .............    $ 15,691     $  303.7        7.85%    $ 10,570     $  216.5        8.31%
                                                            --------                              --------
Cash and due from banks ...................         758                                   558
Allowance for loan losses .................        (207)                                  (96)
Goodwill and core deposit intangibles .....         267                                   174
Other assets ..............................         979                                   392
                                               --------                              --------
Total assets ..............................    $ 17,488                              $ 11,598
                                               ========                              ========

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits .............    $  1,609     $    8.6        2.17%    $  1,102     $    8.0        2.93%
     Money market super NOW deposits ......       4,734         42.1        3.60%       3,028         27.6        3.70%
     Time deposits under $100,000 .........       2,216         26.1        4.77%       1,234         16.3        5.35%
     Time deposits $100,000 or more .......       1,338         16.7        5.08%         561          7.9        5.71%
     Foreign deposits .....................         175          1.8        4.23%         166          1.9        4.67%
                                               --------     --------                 --------     --------
            Total interest-bearing deposits      10,072         95.3        3.84%       6,091         61.7        4.11%
                                               --------     --------                 --------     --------
Borrowed funds:
     Securities sold, not yet purchased ...         299          3.8        5.17%         127          1.7        5.48%
     Federal funds purchased and security
          repurchase agreements ...........       2,025         21.8        4.36%       1,937         24.3        5.09%
     Commercial paper .....................          70          0.9        5.25%        --            --
     FHLB advances and other borrowings:
          Less than one year ..............         191          2.3        4.81%         105          1.7        6.41%
          Over one year ...................          54          0.8        6.23%         155          2.2        5.81%
     Long-term debt .......................         454          8.9        7.95%         279          6,3        9.05%
                                               --------     --------                 --------     --------
          Total borrowed funds ............       3,093         38.5        5.04%       2,603         36.2        5.63%
                                               --------     --------                 --------     --------
Total interest-bearing liabilities ........    $ 13,165     $  133.8        4.12%    $  8,694     $   97.9        4.56%
                                                            --------                              --------
Noninterest-bearing deposits ..............       2,975                                 1,972
Other liabilities .........................         270                                   169
                                               --------                              --------
Total liabilities .........................      16,410                                10,835
Minority interest .........................          37                                  --
Total shareholders' equity ................       1,041                                   763
                                               --------                              --------
Total liabilities and shareholders' equity     $ 17,488                              $ 11,598
                                               ========                              ========

Spread on average interest-bearing funds ..                                 3.73%                                 3.75%
                                                                         ========                              ========
Net interest income and net yield on
     interest-earning assets ..............                 $  169.9        4.39%                 $  118.6        4.55%
                                                            ========     ========                  ========    ========

(1) Taxable-equivalent rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company manages its earnings sensitivity to interest rate movements, in part, by matching the repricing characteristics of its assets and liabilities and through the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for the first quarter of 1999 was $3.1 million compared to $1.0 million for the first quarter of 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 19.0% to $4.2 million for the first quarter of 1999, as compared with $3.6 million for the first quarter of 1998. Annualized, it is .16% of average loans for the first quarter of 1999 compared to .24% for the first quarter of 1998.

NONINTEREST INCOME

Noninterest income for the first quarter of 1999 was $63.3 million, an increase of 41.4% from the $44.8 million for the first quarter of 1998. Primary contributors to the increase in noninterest income were service charges on deposit accounts; other service charges, commissions and fees; trust income; underwriting and trading income; loan sales and servicing income; and other income. Comparing the segments of noninterest income for the first quarter of 1999 and the first quarter of 1998, service charges on deposit accounts increased 32.3%, other service charges, commissions and fees increased 36.3%, trust income increased 84.8%, underwriting and trading income increased 106.9%, loan sales and servicing income increased 32.3%, and other income increased 119.3%. Net losses of $1.3 million on the sale of investment securities were realized during the first quarter of 1999 compared to net gains of $0.8 million during the first quarter of 1998. The increase in underwriting and trading income reflects the Company's commencement of providing online executable government bond sales over Bloomberg and the Internet and the underwriting of municipal revenue bonds. The increase in other income includes approximately $1.6 million of income from investments in bank-owned life insurance policies, and income from nonmarketable securities previously classified as securities income.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 1999 was $148.7 million, an increase of 47.6% over $100.8 million for the first quarter of 1998. Comparing significant noninterest expense segments for the first quarter of 1999 and the first quarter of 1998, salaries and employee benefits increased 55.4%, occupancy increased 96.1%, furniture and equipment expense increased 27.8% and the total of all other expenses increased 31.8% which included significant increases in legal and professional services, postage, amortization of intangible assets and other expenses.

The increase in noninterest expense for the first quarter of 1999 compared to the first quarter of 1998 resulted primarily from acquisitions, expansion of business lines and investment in personnel in selected areas to enhance future revenue opportunities. As previously discussed, expenses for the first quarter of 1999 include the operations of the Sumitomo Bank of California acquired October 1, 1998 in a purchase transaction. At March 31, 1999, the Company had 6,844 full-time equivalent employees, 340 offices and 475 ATMs compared to 5,148 full-time equivalent employees, 263 offices and 540 ATMs at March 31, 1998.

INCOME TAXES

The Company's income taxes were $26.9 million for the first quarter of 1999 compared to $18.1 million for the first quarter of 1998. The Company's effective income tax rate was 34.86% for the first quarter of 1999, up from 31.73% for the first quarter of 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 48.4% to $15,691 million for the three months ended March 31, 1999, compared to $10,570 million for the three months ended March 31, 1998. Earning assets comprised 89.7% of total average assets for the first three months of 1999, compared with 91.1% for the first three months of 1998.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements decreased 42.1% to $940 million in the first three months of 1999 as compared to $1,622 million in the first three months of 1998.

During the first three months of 1999, average securities increased 28.8% to $4,034 million compared to $3,133 million in the first three months of 1998. Average held to maturity securities increased 40.5%, available for sale securities decreased 22.3%, and trading account securities increased 46.6% compared with the first three months of 1998.

Average net loans and leases increased 84.3% to $10,717 million for the first three months of 1999 compared to $5,815 million in the first three months of 1998, representing 68.3% of earning assets in the first three months of 1999 compared to 55.0% in the first three months of 1998. Average net loans and leases were 82.1% of average total deposits for the three months ended March 31, 1999, as compared to 72.1% for the three months ended March 31, 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES
INVESTMENT SECURITIES

The following table presents the Company's investment securities on March 31, 1999, December 31, 1998 and March 31, 1998. As of March 31, 1999, the Company had approximately $71 million of Small Business Administration originator fee certificates that have been classified in other assets and are measured as available for sale securities.

                                               March 31,                December 31,                March 31,
                                                 1999                      1998                       1998
                                        ----------------------    ----------------------    ----------------------
                                        Amortized      Market     Amortized      Market     Amortized     Market
(In millions)                              cost        value        cost         value        cost         value
                                        ---------    ---------    ---------    ---------    ---------    ---------
Held to maturity
----------------
    U.S. Treasury Securities ........    $       2    $       2    $      62    $      62    $       4    $       4
    U.S. government agencies and
       corporations:
       Small Business
            Administration loan-
            backed securities .......          350          349          358          356          423          430
       Other agency securities ......          991          993          940          944        1,147        1,153
    States and political subdivisions          334          341          285          293          263          267
    Mortgage-backed securities ......        1,383        1,389        1,159        1,166           94           96
                                         ---------    ---------    ---------    ---------    ---------    ---------
                                             3,060        3,074        2,804        2,821        1,931        1,950
                                         ---------    ---------    ---------    ---------    ---------    ---------

Available for sale
------------------
    U.S. Treasury securities ........           80           80           46           47           28           28
    U.S. government agencies and
       corporations:
       Small Business Administration
          originator fee certificates         --           --             85           69           79           74
       Other agency securities ......           86           87          112          113          161          161
    States and political subdivisions            8            9           15           16           15           16
    Mortgage and other
       asset-backed securities ......          146          147          179          180           78           79
                                         ---------    ---------    ---------    ---------    ---------    ---------
                                               320          323          437          425          361          358
                                         ---------    ---------    ---------    ---------    ---------    ---------
    Equity securities:
       Mutual funds:
            Accessor Funds, Inc. ....          106          107          117          118          110          110
       Stock:
            Federal Home Loan Bank ..         --           --            101          101          101          100
            Other ...................            9           13           36           41           37           40
                                         ---------    ---------    ---------    ---------    ---------    ---------
                                               115          120          254          260          248          250
                                         ---------    ---------    ---------    ---------    ---------    ---------
                                               435          443          691          685          609          608
                                         ---------    ---------    ---------    ---------    ---------    ---------
Total ...............................    $   3,495    $   3,517    $   3,495    $   3,506    $   2,540    $   2,558
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

The table below sets forth the amount of loans outstanding by type on March 31, 1999, December 31, 1998 and March 31, 1998.

(In millions)
                                                 March 31,     December 31,      March 31,
Types                                              1999            1998            1998
-----                                          ------------    ------------    ------------
Loans held for sale .......................    $        180    $        232    $        249
Commercial, financial, and agricultural ...           2,742           2,692           1,569
Real estate:
       Construction .......................           1,071             867             538
       Other:
                  Home equity credit line .             191             222             166
                  1-4 family residential ..           2,190           2,187             989
                  Other real estate-secured           3,706           3,624           1,884
                                               ------------    ------------    ------------
                                                      6,087           6,033           3,039
                                               ------------    ------------    ------------
                                                      7,158           6,900           3,577
Consumer:
       Bankcard ...........................              81              87              50
       Other ..............................             440             452             383
                                               ------------    ------------    ------------
                                                        521             539             433

Lease financing ...........................             208             213             171

Foreign loans .............................              92              44            --

Other receivables .........................              49              62              79
                                               ------------    ------------    ------------
       Total loans ........................    $     10,950    $     10,682    $      6,078
                                               ============    ============    ============

Loans held for sale on March 31, 1999 decreased 22.6% from year-end 1998. All other loans, net of unearned income and fees increased 3.1% to $10,770 million on March 31, 1999, compared to $10,449 million on December 31, 1998. Commercial loans, construction loans, other real estate-secured loans and foreign loans increased from year end 1.9%, 23.6%, 0.9% and 107.9%, respectively. Consumer loans, lease financing, and other receivables decreased 3.5%, 2.5% and 20.5%, respectively from year end. Within the other real estate-secured loan portfolio, home equity credit line loans decreased 14.3%, 1-4 family residential loans increased 0.2% and all other real estate loans increased 2.3% from year end.

ZIONS BANCORPORATION AND SUBSIDIARIES

On March 31, 1999, long-term first mortgage real estate serviced for others totaled $928 million and consumer and other loan securitizations, which relate primarily to loans sold under revolving securitization structures, totaled $916 million. During the first three months of 1999, the Company sold $308 million of loans classified in held for sale, and securitized and sold SBA 504 loans, home equity credit line loans, credit card receivables and automobile loans totaling $187 million. During the first three months of 1999, total loans sold were $495 million.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $82 million on March 31, 1999, up from $64 million on December 31, 1998, and up from $22 million on March 31, 1998. Such nonperforming assets as a percentage of net loans and leases and other real estate owned were .75%, .60% and .36% on March 31, 1999, December 31, 1998, and March 31, 1998, respectively.

Accruing loans past due 90 days or more totaled $26 million on March 31, 1999 and December 31, 1998, up from $14 million on March 31, 1998. These loans equaled .24% of net loans and leases on March 31, 1999 and December 31, 1998 and
 .23% on March 31, 1998.

No loans were considered potential problem loans at March 31, 1999, December 31, 1998 or March 31, 1998. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans included in nonaccrual loans and leases amounted to $61 million on March 31, 1999, as compared to $41 million on December 31, 1998, and $5 million on March 31, 1998. The Company considers a loan to be impaired when the accrual of interest has been discontinued and meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral.
Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on March 31, 1999, December 31, 1998, and March 31, 1998, is a required allowance of $15 million, $5 million and $0.2 million, respectively, on $30 million, $12 million and $0.7 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets on March 31, 1999, December 31, 1998, and March 31, 1998.

                                                   March 31,      December 31,       March 31,
(In millions)                                        1999             1998             1998
                                                 ------------     ------------     ------------
Nonaccrual loans ............................    $         71     $         54     $         17
Restructured loans ..........................               4                5                1
Other real estate owned and other
     nonperforming assets ...................               7                5                4
                                                 ------------     ------------     ------------
     Total ..................................    $         82     $         64     $         22
                                                 ============     ============     ============
% of net loans and leases*, other real estate
     owned and other nonperforming assets ...             .75%             .60%             .36%

Accruing loans past due 90 days or more .....    $         26     $         26     $         14
                                                 ============     ============     ============

% of net loans and leases* ..................             .24%             .24%             .23%

*Includes loans held for sale.


ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.82% of net loans and leases on March 31, 1999, compared to 1.93% on December 31, 1998, and 1.61% on March 31, 1998. Net charge-offs during the first quarter of 1999 were $11 million, or .41% of average net loans and leases annualized, compared to $1 million, or .05% of average net loans and leases annualized for the first quarter of 1998.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 267.18% on March 31, 1999, compared to 347.86% on December 31, 1998, and 530.97%
on March 31, 1998. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 204.99% on March 31, 1999, compared to 258.04% on December 31, 1998 and 312.15% on March 31, 1998.

On March 31, 1999, December 31, 1998, and March 31, 1998, the allowance for loan losses includes an allocation of $21 million, $20 million and $9 million, respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on March 31, 1999, December 31, 1998 and March 31, 1998, totaled $5,154 million, $4,758 million and $3,003 million, respectively.

The increase in nonaccrual loans and charge-offs for the first quarter of 1999 is mainly attributable to the completion of a review of loans acquired in the Sumitomo Bank of California merger. The allowance for loan losses was sufficient at acquisition and no additional provision for loan losses was required as a result of the review.

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

                                               Three Months Twelve Months Three Months
                                                   Ended        Ended         Ended
(In millions)                                    March 31,   December 31,   March 31,
                                                   1999          1998         1998
                                               ------------  ------------ ------------
Average loans* and leases outstanding
     (net of unearned income) .............    $     10,717  $      7,174 $      5,815
                                               ============  ============ ============
Allowance for possible losses:
Balance at beginning of the period ........    $        206  $         92 $         92
Allowance of companies acquired ...........            --             117            3
Provision charged against earnings ........               4            12            3
Loans and leases charged-off:
     Loans held for sale ..................            --            --           --
     Commercial, financial and agricultural              (9)           (8)          (1)
     Real estate ..........................           (--)             (6)       (--)
     Consumer .............................              (2)           (9)          (2)
     Lease financing ......................              (2)           (1)       (--)
                                               ------------  ------------ ------------
          Total ...........................             (13)          (24)          (3)
                                               ------------  ------------ ------------
Recoveries:
     Loans held for sale ..................            --            --              1
     Commercial, financial and agricultural               1             3         --
     Real estate ..........................            --               3            1
     Consumer .............................               1             3         --
     Lease financing ......................            --            --           --
                                               ------------  ------------ ------------
          Total ...........................               2             9            2
                                               ------------  ------------ ------------
Net loan and lease charge-offs ............             (11)          (15)          (1)
                                               ------------  ------------ ------------
Balance at end of the period ..............    $        199  $        206 $         97
                                               ============  ============ ============

*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases .............             .41%          .21%         .05%


ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $13,047 million for the first three months of 1999 increased 61.8% over the restated $8,062 million for the first three months of 1998, with average demand deposits increasing 50.9%. Average savings and NOW deposits, money market and super NOW deposits, and time deposits under $100,000 for the first three months of 1999 increased 46.1%, 56.3% and 79.5% respectively, from the restated first three months of 1998. Average time deposits over $100,000 increased 138.5% and foreign deposits increased 5.9% during the first three months of 1999, compared with the same period one year earlier.

Total deposits decreased .9% to $13,205 million on March 31, 1999, as compared to $13,321 million on December 31, 1998. Comparing March 31, 1999 to December 31, 1998, demand deposits, time deposits under $100,000, time deposits over $100,000, and foreign deposits decreased 3.1%, 12.4%, 14.2% and 24.6%, respectively, and savings and money market deposits increased 8.9%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors, and debt service requirements as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. The Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, totaled $1,177 million or 10.0% of core deposits on March 31, 1999.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 88.9% of total deposits on March 31, 1999 as compared to 87.0% on December 31, 1998 and 90.9% on March 31, 1998.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium- to long-term liquidity. The Company's ability to raise funds in the capital markets through the securitization process and by debt issuance allows the Company to take advantage of market opportunities to meet funding needs at reasonable cost.

The parent  company's  cash  requirements  consist  primarily  of debt  service, dividends to shareholders, operating expenses, income taxes and share repurchases. The parent company's cash needs are routinely satisfied through payments by subsidiaries of dividends, management and other fees, and principal and interest payments on subsidiary borrowings from the parent company.

Interest rate risk is the most significant market risk regularly undertaken by the Company. The Company believes there have been no significant changes in market risk compared to the disclosures in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES

Interest rate sensitivity measures the Company's financial exposure to changes in interest rates. Interest rate sensitivity is, like liquidity, affected by maturities of assets and liabilities. The Company assesses its interest rate sensitivity using duration and simulation analysis. Duration is a measure of the weighted average expected lives of the discounted cash flows from assets and liabilities. Simulation is used to estimate net interest income over time using alternative interest rate scenarios.

The Company, through the management of maturities and repricing of its assets and liabilities and the use of off-balance sheet arrangements such as interest rate caps, floors, futures, options, and interest rate exchange agreements, attempts to minimize the effect on net income from changes in interest rates. The Company's management exercises its best judgment in making assumptions with respect to loan and security prepayments, early deposit withdrawals and other noncontrollable events in managing the Company's exposure to changes in interest rates. The interest rate risk position is actively managed and changes daily as the interest rate environment changes; therefore, positions at the end of any period may not be reflective of the Company's interest rate position in subsequent periods. The prime lending rate is the primary basis used for pricing the Company's loans and the short-term Treasury rate is the index used for pricing many of the Company's deposits. The Company, however, is unable to economically hedge the prime/91-day T-bill spread risk through the use of off-balance sheet financial instruments.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity on March 31, 1999 was $1,060 million, an increase of 4.5% over the $1,014 million on December 31, 1998, and an increase of 36.2% over the restated $778 million on March 31, 1998. The ratio of average equity to average assets for the first three months of 1999 was 5.95% as compared to 6.58% for the same period in 1998. On March 31, 1999, the Company's Tier I risk-based capital ratio was 8.65%, as compared to 8.46% on December 31, 1998 and 11.74% on March 31, 1998. On March 31, 1999 the Company's total risk-based capital ratio was 11.62%, as compared to 11.48% on December 31, 1998 and 13.59% on March 31, 1998. The Company's leverage ratio on March 31, 1999 was 6.12%, as compared to 5.98% on December 31, 1998 and 6.95% on March 31, 1998.

Dividends declared per common share for the first quarter of 1999 of $.14 increased 16.7%, as compared to $.12 for the first quarter of 1998. The common cash dividend payout of net income for the first three months of 1999 was 22.62%, as compared to 21.26% for the first three months of 1998.

During the first quarter of 1999, the Company repurchased and retired 2,900 shares of its common stock at a cost of $194 thousand.

ZIONS BANCORPORATION AND SUBSIDIARIES
OPERATING SEGMENT INFORMATION

The following is a summary of selected operating segment information for the three months ended March 31, 1999 and March 31, 1998. The Company manages its operations and prepares management reports with a primary focus on geographical area. All segments presented, except for the segment defined as "other" are based on commercial banking operations. Zions First National Bank and subsidiaries operates 118 branches in Utah and 15 in Idaho. California Bank & Trust operates 72 branches in Northern and Southern California. Vectra Bank Colorado operates 53 branches in Colorado and one branch in New Mexico. National Bank of Arizona operates a total of 36 branches in Arizona. Nevada State Bank operates 43 offices in Nevada. The operating segment defined as "other" includes the Parent company, smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated usage of those services.

The following table presents Operating Segment Information for the three months ended March 31, 1999 and for the three months ended March 31, 1998.


                                       ZIONS FIRST
                                      NATIONAL BANK
                                           AND                CALIFORNIA              VECTRA BANK            NATIONAL BANK
                                      SUBSIDIARIES           BANK & TRUST               COLORADO              OF ARIZONA
                                ----------------------  ----------------------  ----------------------  ----------------------
(Amounts in millions)              1999        1998        1999        1998        1999        1998        1999        1998
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
CONDENSED INCOME STATEMENT
Net interest income ........    $     54.9  $     52.7  $     60.0  $     17.3  $     21.3  $     16.3  $     18.0  $     17.3
Provision for loan losses ..           2.2         1.5      --             0.8         0.6         0.3         0.6         0.6
Noninterest income .........          41.6        32.6         8.5         2.2         5.0         2.2         2.7         2.2
Noninterest expense ........          53.3        50.4        47.4        10.6        18.8        11.6        10.9        10.4
Income tax expense (benefit)          12.7        11.3         9.2         3.2         2.7         2.5         3.6         3.3
Minority interest ..........           0.9      --          --          --          --          --          --          --
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net income ............    $     27.4  $     22.1  $     11.9  $      4.9  $      4.2  $      4.1  $      5.6  $      5.2
                                ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

AVERAGE BALANCE SHEET DATA
Total assets ...............    $  6,827    $  6,358    $  5,998    $  1,215    $  1,888    $  1,425    $  1,451    $  1,339
Net loans and leases .......       3,564       2,755       4,208         729       1,198         871       1,039         816
Total deposits .............       3,789       3,624       5,315       1,095       1,618       1,144       1,213       1,165



                                     NEVADA STATE            THE COMMERCE
                                       BANK AND                 BANK OF                                       CONSOLIDATED
                                     SUBSIDIARIES             WASHINGTON                 OTHER                  COMPANY
                                ----------------------  ----------------------  ----------------------  ----------------------
(Amounts in millions)              1999        1998        1999        1998        1999        1998        1999        1998
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
CONDENSED INCOME STATEMENT
Net interest income ........    $     12.5  $     12.5  $      3.5  $      3.4  $     (3.3) $     (2.9) $    166.9  $    116.6
Provision for loan losses ..           0.4         0.4         0.4      --          --          --             4.2         3.6
Noninterest income .........           4.0         3.3         0.2         0.3         1.3         2.0        63.3        44.8
Noninterest expense ........          10.8        10.6         1.7         1.8         5.7         5.3       148.6       100.7
Income tax expense (benefit)           1.8         1.5         0.5         0.6        (3.5)       (4.3)       27.0        18.1
Minority interest ..........        --          --          --          --             0.6      --             1.5      --
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
     Net income ............    $      3.5  $      3.3  $      1.1  $      1.3  $     (4.8) $     (1.9) $     48.9  $     39.0
                                ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

AVERAGE BALANCE SHEET DATA
Total assets ...............    $  1,099    $    990    $    335    $    296    $   (110)   $    (25)   $ 17,488    $ 11,598
Net loans and leases .......         535         489         153         152          20           3      10,717       5,815
Total deposits .............         915         834         223         215         (26)        (15)     13,047       8,062

ZIONS BANCORPORATION AND SUBSIDIARIES
MERGERS AND ACQUISITIONS

On January 28, 1999, the Company acquired Barlow Insurance Inc. headquartered in Layton, Utah in a transaction accounted for as a pooling of interests. The acquisition was not considered significant. The definitive merger agreement was signed on January 1, 1999. Barlow Insurance, Inc. is one of the oldest insurance agencies in Northern Utah. It will consolidate its two offices into its current Layton location and will continue to operate under its present name.

YEAR 2000

A number of electronic systems utilize a two-digit field for year references, e.g., 98 for 1998. Such systems may compute that the year 2000, if represented as 00, to be 99 years ago rather than one year hence. If these systems are not corrected prior to December 31, 1999, many processing failures could result. This section describes the status of the Company's efforts to correct these system deficiencies.

State of Readiness. The Company is well underway with its Year 2000 Program efforts and has segmented the remediation process into phases. The organizational awareness phase was substantially completed in the second quarter of 1998, but is considered ongoing throughout 1999. The assessment and detailed planning phase was completed by the end of third quarter 1998. The renovation phase for mission critical components was substantially completed by December 31, 1998, except for the conversion of recently acquired small Colorado banks, the last of which is scheduled to be converted to Zions' systems by July 31, 1999. Renovation of non-mission critical components is expected to be complete during the second quarter of 1999. The validation phase for mission critical components was completed in the first quarter 1999 and should be completed for non-critical components by the end of second quarter 1999. The Company uses third party servicers for some of its information and data processing needs and is monitoring the progress of these entities in addressing the Year 2000 issue. Validation of these third-party provided systems is expected to be completed during the second quarter of 1999. The Company is also assessing the operability of other devices after 1999, including vaults, fax machines, stand-alone personal computers, security systems and elevators. Although the Company does not believe that the failure of these systems would have a material adverse effect on the financial condition of the enterprise, it is addressing deficiencies in these systems and expects compliance to be achieved by September 30, 1999.

Costs. In order to achieve and confirm Year 2000 readiness, significant costs are being incurred to test and modify or replace computer software and hardware, as well as a variety of other items, e.g., ATMs. The Company believes that its remediation costs have been mitigated since it replaced the large majority of its core banking systems during the past five years with Year 2000 compliant software in the ordinary course of business. However, the considerable effort required to implement new software and sufficiently test its compliance is consuming a substantial portion of the Company's internal information technology resources. This diversion of resources to the Year 2000 project has resulted in delays in implementing enhancements to a number of the Company's systems and products. The Company does not believe, however, that these delays have had or will have a significant effect on its revenue or expense growth. The aggregate increase in operating expense to achieve Year 2000 readiness is estimated to be $3 million of which $2.5 million has been incurred through March 31, 1999. In addition, a significant portion of the Company's ATMs and personal computers are expected to be replaced to achieve Year 2000 compliance. The capital outlay to replace these assets is estimated to be between $2 to $4 million, a portion of which would have been incurred in the ordinary course of business without regard to Year 2000 issues.

Risks. If the Company's mission-critical applications are not compliant by 2000, it may not be able to correctly process transactions in a reasonable period of time. This scenario could result in a wide variety of claims against the Company for improper handling of its assets and deposits and other borrowings from its customers. The Company is also at risk if the credit worthiness of a few of its large borrowers, or a significant number of its small borrowers, were to deteriorate quickly and severely as a result of their inability to conduct business operations after December 31, 1999, for whatever reason. The Company has surveyed and reviewed the Year 2000 plans of a number of its credit customers to ascertain the sufficiency of their remediation efforts and the implications of their actions on their credit worthiness. From this review, the Company believes that the increased credit risk that the Company may experience as a result of the Year 2000 issue will not have a material adverse effect its financial condition. The Company explicitly disclaims, however, any obligation or liability for the completeness, or lack thereof, of its customers' Year 2000 remediation plans or actions.

Contingency Plans. The Company has developed business resumption plans for each significant business unit in the event that unforeseen events beyond the bank's control adversely impact our ability to provide financial services to our customers. In the event of such a failure, these plans outline the steps that will be taken to minimize the effect on customers and losses to the Company. Although the Company believes that its Year 2000 remediation plan sufficiently addresses this issue, there can be no assurance that Year 2000 events will not materially adversely effect the Company's financial condition. Failure of other companies and vendors to be compliant could result in disruption of important services by the Company to its customers. Such failures could include, but are not limited to, telecommunication services, electrical power, and information processing.

Forward-Looking Information

Statements in Management's Discussion and Analysis that are not based on historical data are forward-looking, including, for example, the projected performance of Zions and its operations. These statements constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from the projections discussed in Management's Discussion and Analysis since such projections involve significant risks and uncertainties. Factors that might cause such differences include, but are not limited to: the timing of closing proposed acquisitions being delayed or such acquisitions being prohibited, competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally in areas in which Zions conducts its operations, being less favorable than expected; legislation or regulatory changes which adversely affect the Company's operations or business; the cost and effort required to correct Year 2000 processing deficiencies being greater than expected due to the difficulty attracting and retaining qualified systems personnel or vendor-supplied software releases being delayed or not functioning properly. Zions disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.
         OTHER INFORMATION

ITEM 6.
         EXHIBITS AND REPORTS ON FORM 8-K

         a)
         Exhibits

         b)
         Report on Form 8-K


         There were no form 8-K reports filed during the quarter ended March 31, 1999.


                                   SIGNATURES
                                   ----------

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




                                           ZIONS BANCORPORATION


                                           /s/Harris H. Simmons
                                           --------------------
                                           Harris H. Simmons, President and
                                           Chief Executive Officer

                                           /s/Dale M. Gibbons
                                           ------------------
                                           Dale M. Gibbons, Executive Vice
                                           President and Chief Financial Officer
Dated May 15, 1999