Form 10-Q
period 1999-06-30
ZIONS BANCORPORATION /UT/
filed 1999-08-13
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                                    FORM 10-Q


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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


Common Stock, without par value, outstanding at
August 9, 1998                                                79,000,686 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION
        ---------------------

     ITEM 1.  Financial Statements (unaudited)

                      Consolidated Balance Sheets ............................ 3
                      Consolidated Statements of Income ...................... 4
                      Consolidated Statements of Cash Flows .................. 5
                      Consolidated Statements of Changes in Shareholders' .... 7
                         Equity and Comprehensive Income
                      Notes to Consolidated Financial Statements ............. 8

     ITEM 2.  Management's Discussion and Analysis ...........................10


PART II. OTHER INFORMATION
         -----------------

     ITEM 4.  Submission of Matters to a Vote of Shareholders ................29

     ITEM 6.  Exhibits and Reports on Form 8-K ...............................30


SIGNATURES ...................................................................30
----------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                     June 30,      December 31,      June 30,
(In thousands, except share amounts)                                   1999            1998            1998
                                                                   ------------    ------------    ------------
ASSETS
Cash and due from banks ........................................   $    882,772    $    864,446    $    697,265
Money market investments:
     Interest-bearing deposits .................................         17,757          30,484          56,643
     Federal funds sold ........................................        101,022         199,446         103,203
     Security resell agreements ................................        281,351         382,275       1,133,869

Investment securities:
     Held to maturity, at cost (approximate market value
     $3,218,343, $2,821,535, and $2,264,846) ...................      3,224,716       2,803,903       2,249,644
     Available for sale, at market .............................        465,838         684,581         589,448
     Trading account, at market ................................        416,130         191,855         401,914
                                                                   ------------    ------------    ------------
                                                                      4,106,684       3,680,339       3,241,006

Loans:
     Loans held for sale .......................................        195,217         232,253         198,180
     Loans, leases, and other receivables ......................     10,901,138      10,449,362       6,123,467
                                                                   ------------    ------------    ------------
                                                                     11,096,355      10,681,615       6,321,647

Less:
     Unearned income and fees, net of related costs ............         49,693          48,123          42,288
     Allowance for loan losses .................................        204,825         205,553          98,488
                                                                   ------------    ------------    ------------
           Net Loans ...........................................     10,841,837      10,427,939       6,180,871


Premises and equipment, net ....................................        249,599         231,066         170,560
Goodwill and core deposit intangibles ..........................        261,787         271,578         170,993
Other real estate owned ........................................          7,322           5,270           3,593
Other assets ...................................................        855,605         556,078         362,418
                                                                   ------------    ------------    ------------
                                                                   $ 17,605,736    $ 16,648,921    $ 12,120,421
                                                                   ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing .......................................   $  3,076,922    $  3,170,436    $  2,238,182
     Interest-bearing:
         Savings and money market ..............................      6,812,278       6,077,556       4,262,240
         Time:
             Under $100,000 ....................................      1,938,753       2,340,598       1,226,587
             Over $100,000 .....................................      1,079,042       1,528,329         649,889
         Foreign ...............................................        163,729         204,244         175,002
                                                                   ------------    ------------    ------------
                                                                     13,070,724      13,321,163       8,551,900

Securities sold, not yet purchased .............................        377,056          29,702         225,833
Federal funds purchased ........................................        669,115         337,283         373,623
Security repurchase agreements .................................        851,138         932,560       1,110,161
Accrued liabilities ............................................        329,344         319,278         378,342
Commercial paper ...............................................        133,969          49,217            --
Federal Home Loan Bank advances and other borrowings:
     Less than one year ........................................        532,166         100,750          29,384
     Over one year .............................................         60,216          56,796         118,011
Long-term debt .................................................        453,249         453,735         386,243
                                                                   ------------    ------------    ------------
        Total liabilities ......................................     16,476,977      15,600,484      11,173,497
                                                                   ------------    ------------    ------------

Minority interest ..............................................         37,487          34,781            --

Shareholders' equity:
     Capital stock:
         Preferred stock, without par value; authorized
              3,000,000 shares; issued and outstanding, none ...           --              --              --
         Common stock, without par value; authorized
            200,000,000 shares; issued and outstanding
            79,010,705, 78,636,083 and 76,971,917 shares .......        329,370         324,099         326,079
     Accumulated other comprehensive loss ......................           (401)         (4,280)           (106)
     Retained earnings .........................................        762,303         693,837         620,951
                                                                   ------------    ------------    ------------
          Total shareholders' equity ...........................      1,091,272       1,013,656         946,924
                                                                   ------------    ------------    ------------
                                                                   $ 17,605,736    $ 16,648,921    $ 12,120,421
                                                                   ============    ============    ============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                 Three Months Ended        Six Months Ended
                                                                       June 30,                 June 30,
                                                                -----------------------------------------------
(In thousands, except per share amounts)                           1999         1998        1999         1998
                                                                ---------    ---------   ---------    ---------
Interest income:
     Interest and fees on loans ................................$ 231,460    $ 142,690   $ 451,889    $ 276,275
     Interest on loans held for sale ...........................    3,088        3,660       6,493        7,216
     Lease financing ...........................................    3,253        2,879       6,677        6,211
     Interest on money market investments ......................   16,399       24,683      30,528       47,680
     Interest on securities:
          Held to maturity:
               Taxable .........................................   42,885       25,724      84,263       58,548
               Nontaxable ......................................    4,441        3,433       8,417        6,807
          Available for sale:
               Taxable .........................................    5,476        8,324      12,518       17,797
               Nontaxable ......................................      118          201         246          505
          Trading account ......................................    7,983        7,235      14,775       12,246
                                                                ---------    ---------   ---------    ---------
          Total interest income ................................  315,103      218,829     615,806      433,285
                                                                ---------    ---------   ---------    ---------
Interest expense:
     Interest on savings and money market deposits .............   55,366       36,836     106,060       72,449
     Interest on time and foreign deposits .....................   39,086       27,029      83,747       53,127
     Interest on borrowed funds ................................   46,082       33,291      84,552       69,413
                                                                ---------    ---------   ---------    ---------
          Total interest expense ...............................  140,534       97,156     274,359      194,989
                                                                ---------    ---------   ---------    ---------
          Net interest income ..................................  174,569      121,673     341,447      238,296
Provision for loan losses ......................................    3,633        3,264       7,864        6,819
                                                                ---------    ---------   ---------    ---------
          Net interest income after provision for loan losses ..  170,936      118,409     333,583      231,477
                                                                ---------    ---------   ---------    ---------
Noninterest income:
     Service charges on deposit accounts .......................   17,720       12,903      35,528       26,366
     Other service charges, commissions and fees ...............   17,280       13,091      32,621       24,346
     Trust income ..............................................    3,846        2,034       6,815        3,641
     Investment securities gain (loss), net ....................      215        2,227      (1,113)       3,026
     Underwriting and trading income ...........................    3,223        2,189       7,244        4,132
     Loan sales and servicing income ...........................   12,410       11,934      27,582       23,405
     Other .....................................................    6,051        3,374      15,411        7,642
                                                                ---------    ---------   ---------    ---------
          Total noninterest income .............................   60,745       47,752     124,088       92,558
                                                                ---------    ---------   ---------    ---------
Noninterest expense:
     Salaries and employee benefits ............................   82,560       54,305     164,883      107,296
     Occupancy, net ............................................   11,260        6,152      22,744       12,009
     Furniture and equipment ...................................   10,089        8,605      20,068       16,411
     Other real estate expense (income) ........................     (486)         206        (442)         (48)
     Legal and professional services ...........................    4,900        4,138       8,140        6,992
     Supplies ..................................................    2,990        2,651       5,566        5,198
     Postage ...................................................    2,889        2,081       5,695        4,249
     Advertising ...............................................    5,865        2,490       8,791        5,118
     Merger related expenses ...................................    1,119       12,031       2,164       14,004
     FDIC premiums .............................................      789          356       1,146          678
     Amortization of goodwill and core deposit intangibles .....    3,474        2,397       6,771        4,777
     Amortization of mortgage servicing assets .................      115        1,289         766        2,421
     Other .....................................................   25,597       20,711      53,617       39,064
                                                                ---------    ---------   ---------    ---------
          Total noninterest expense ............................  151,161      117,412     299,909      218,169
                                                                ---------    ---------   ---------    ---------
Income before income taxes and minority interest ...............   80,520       48,749     157,762      105,866
Income taxes ...................................................   27,102       15,765      54,029       33,886
                                                                ---------    ---------   ---------    ---------
           Net income before minority interest .................   53,418       32,984     103,733       71,980
Minority interest ..............................................      610         --         2,074         --
                                                                ---------    ---------   ---------    ---------
           Net income ..........................................$  52,808    $  32,984   $ 101,659    $  71,980
                                                                =========    =========   =========    =========

Weighted-average common and common-equivalent
    shares outstanding during the period .......................   80,135       75,706      80,017       74,688

Net income per common share:
  Basic ........................................................$    0.67    $    0.44   $    1.29    $    0.98
  Diluted ......................................................$    0.66    $    0.44   $    1.27    $    0.96

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                       ------------------------------------------------------------
(In thousands)                                                             1999            1998            1999            1998
                                                                       ------------    ------------    ------------    ------------
Cash flows from operating activities:
     Net income ....................................................   $     52,808    $     32,984    $    101,659    $     71,980
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses ................................          3,633           3,264           7,864           6,819
          Depreciation of premises and equipment ...................          9,316           6,320          17,851          12,282
          Amortization .............................................          6,451           5,146          13,438          10,317
          Accretion of unearned income and fees, net of
               related costs .......................................          6,406            (586)          8,589          (2,151)
          Income to minority interest ..............................            610            --             2,074            --
          Proceeds from sales of trading account securities ........     48,341,852      42,399,035      94,197,450      77,526,251
          Increase in trading account securities ...................    (48,536,855)    (42,524,672)    (94,421,725)    (77,844,484)
          Investment securities (gain) loss, net ...................           (215)         (2,227)          1,113          (3,026)
          Proceeds from loans held for sale ........................        196,362         369,861         504,471         613,066
          Increase in loans held for sale ..........................       (211,989)       (315,540)       (468,365)       (627,433)
          Net gain on sales of loans, leases and other assets ......         (9,972)        (10,241)        (22,583)        (18,983)
          Change in accrued income taxes ...........................          8,580          (9,021)         28,738           7,725
          Change in accrued interest receivable ....................          5,888           6,664          (6,155)          6,510
          Change in accrued interest payable .......................           (836)         (5,293)         (2,093)          1,002
          Other, net ...............................................        (29,724)        206,212        (106,817)        137,868
                                                                       ------------    ------------    ------------    ------------
               Net cash provided by (used in) operating activities .       (157,685)        161,906        (144,491)       (102,257)
                                                                       ------------    ------------    ------------    ------------

Cash flows from investing activities:
     Net decrease (increase) in money market investments ...........         (5,802)        (59,061)        212,250        (389,617)
     Proceeds from maturities of investment securities
          held to maturity .........................................        279,876         805,889         574,598       1,397,574
     Purchases of investment securities held to maturity ...........       (447,563)     (1,111,268)     (1,002,548)     (1,166,064)
     Proceeds from sales of investment securities
          available for sale .......................................         12,533          58,888         150,734         250,498
     Proceeds from maturities of investment securities
          available for sale .......................................         50,092         105,366         131,532         119,373
     Purchases of investment securities available for sale .........        (90,486)       (121,054)       (273,925)       (338,686)
     Proceeds from sales of loans and leases .......................        427,133         213,254         623,170         419,530
     Net increase in loans and leases ..............................       (552,403)       (395,593)     (1,069,603)       (743,749)
     Payments on leveraged leases ..................................           --              --            (4,168)         (1,067)
     Principal collections on leveraged leases .....................           --              --             4,168           1,067
     Proceeds from sales of premises and equipment .................            382           2,147             872           2,391
     Purchases of premises and equipment ...........................        (22,959)        (11,079)        (37,253)        (22,569)
     Proceeds from sales of mortgage-servicing rights ..............          6,085             271          21,003             609
     Purchases of mortgage-servicing rights ........................           (136)           (760)           (928)         (1,463)
     Proceeds from sales of other assets ...........................          1,413             818           3,542           4,095
     Cash paid for acquisitions, net of cash received ..............           --            16,870             592          26,995
                                                                       ------------    ------------    ------------    ------------
               Net cash used in investing activities ...............       (341,835)       (495,312)       (665,964)       (441,083)
                                                                       ------------    ------------    ------------    ------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                      June 30,
                                                              --------------------------------------------------------
(In thousands)                                                   1999           1998           1999           1998
                                                              -----------    -----------    -----------    -----------
Cash flows from financing activities:
     Net increase (decrease) in deposits ..................      (134,052)        (2,886)      (255,900)       190,896
     Net change in short-term funds borrowed ..............       728,045        165,208      1,113,932        220,299
     Proceeds from FHLB advances over one year ............        15,000          9,000         15,000          9,000
     Payments on FHLB advances over one year ..............        (5,582)        (3,410)       (11,580)       (97,620)
     Proceeds from issuance of long-term debt .............          --          110,000           --          110,000
     Payments on long-term debt ...........................          (305)          (644)          (486)        (3,007)
     Proceeds from issuance of common stock ...............         1,242        133,254          2,771        133,983
     Payments to redeem common stock ......................          (772)          (620)          (966)       (13,402)
     Dividends paid .......................................       (22,930)       (10,675)       (33,990)       (19,715)
                                                              -----------    -----------    -----------    -----------
               Net cash provided by financing activities ..       580,646        399,227        828,781        530,434
                                                              -----------    -----------    -----------    -----------
Net increase (decrease) in cash and due from banks ........        81,126         65,821         18,326        (12,906)
Cash and due from banks at beginning of period ............       801,646        631,444        864,446        710,171
                                                              -----------    -----------    -----------    -----------
Cash and due from banks at end of period ..................   $   882,772    $   697,265    $   882,772    $   697,265
                                                              ===========    ===========    ===========    ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                   Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                   -------------------   -------------------
(In thousands)                                       1999       1998       1999       1998
                                                   --------   --------   --------   --------
Cash paid for:
     Interest ..................................   $141,355   $102,584   $276,435   $192,385
     Income taxes ..............................     15,365     23,110     15,420     24,998
Loans transferred to other real estate owned ...      3,247        784      5,697      1,188

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)


                                                                                      Six Months Ended
                                                                                        June 30, 1999
                                                                ---------------------------------------------------------------
                                                                                       Accumulated other               Total
                                                                 Common   Comprehensive  comprehensive    Retained  Shareholders'
(In thousands)                                                    Stock       Income     income (loss)    Earnings     Equity
                                                                ---------   ---------   --------------    ---------   ---------
Balance, January 1, 1999 ....................................   $ 324,099               $       (4,280)   $ 693,837   $1,013,656
Net income for the period ...................................               $ 101,659                       101,659     101,659
                                                                            ---------
Other comprehensive income, net of tax:
    Realized and unrealized holding gain arising
       during the period, net of tax expense of $21 .........                      34
    Reclassification for net realized securities loss recorded
       in the income statement, net of tax benefit of $2,381 ..                 3,845
                                                                            ---------
    Other comprehensive income ..............................                   3,879            3,879                    3,879
                                                                            ---------
    Total comprehensive income ..............................               $ 105,538
                                                                            =========
Cash dividends:
    Preferred, paid by subsidiaries to minority shareholders ..                                                 (17)        (17)
    Common, $.43 per share ..................................                                               (33,973)    (33,973)
Issuance of common shares for acquisitions ..................          83                                       797         880
Stock redeemed and retired ..................................        (966)                                                 (966)
Stock options exercised, net of shares tendered and retired .       6,154                                                 6,154
                                                                ---------               --------------    ---------   ----------
Balance, June 30, 1999 ......................................   $ 329,370               $         (401)   $ 762,303   $1,091,272
                                                                =========               ==============    =========   ==========


                                                                                         Six Months Ended
                                                                                           June 30, 1998
                                                                ---------------------------------------------------------------
                                                                                       Accumulated other                Total
                                                                 Common   Comprehensive  comprehensive     Retained  Shareholders'
(In thousands)                                                    Stock       Income     income (loss)     Earnings     Equity
                                                                ---------   ---------   --------------    ---------   ---------
Balance, January 1, 1998 ....................................   $ 190,039               $        1,902    $ 550,111   $ 742,052
Net income for the period ...................................               $  71,980                        71,980      71,980
                                                                            ---------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $99 .........                    (160)
    Reclassification for realized investment
       securities gain recorded in the income
       statement, net of tax expense of $1,157 ..............                  (1,869)
                                                                            ---------
    Other comprehensive income ..............................                  (2,029)          (2,029)                  (2,029)
                                                                            ---------
    Total comprehensive income ..............................               $  69,951
                                                                            =========
Cash dividends:
    Preferred, paid by subsidiaries to minority shareholders                                                    (30)        (30)
    Common, $.26 per share ..................................                                               (18,799)    (18,799)
    Dividends of acquired companies prior to merger .........                                                  (886)       (886)
Net proceeds from stock offering ............................     129,871                                               129,871
Issuance of common shares for acquisitions ..................       9,721                           21       18,575      28,317
Conversion of aquired company convertible
    debt prior to acquisition ...............................       4,546                                                 4,546
Exercise of acquired company warrants prior to acquisition ..       1,852                                                 1,852
Stock redeemed and retired ..................................     (13,402)                                              (13,402)
Stock options exercised, net of shares tendered and retired .       3,452                                                 3,452
                                                                ---------               --------------    ---------   ---------
Balance, June 30, 1998 ......................................   $ 326,079               $         (106)   $ 620,951   $ 946,924
                                                                =========               ==============    =========   =========

Comprehensive income for the three months ended June 30, 1999 and 1998 was $53,355 and $33,234 respectively.

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

On January 6, 1998 the Company acquired Vectra Banking Corporation and its banking subsidiary Vectra Bank. On May 22, 1998, the Company acquired FP Bancorp, Inc. and its banking subsidiary First Pacific National Bank. On September 8, 1998, the Company acquired The Commerce Bancorporation and its banking subsidiary The Commerce Bank of Washington, N.A. All three acquisitions were accounted for as poolings of interests and were considered significant. Accordingly, prior year amounts have been restated. Certain amounts in the 1998 consolidated financial statements have also been reclassified to conform to the 1999 presentation. On October 1, 1998, the Company acquired The Sumitomo Bank of California in a transaction accounted for as a purchase. In a purchase transaction results of operations for the acquired entity are only included subsequent to the acquisition date. Therefore, financial information as of June 30, 1999 and for the three months and six months ended June 30, 1999, can not be compared directly with the correspondent information for 1998.

Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1998.

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

Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The original effective date of this statement, as amended by Statement No. 137, has been delayed and it is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and should not be applied retroactively to financial statements of prior periods. The Company is currently studying the statement to determine its future effects.

ZIONS BANCORPORATION AND SUBSIDIARIES

SIGNIFICANT TRANSACTION

On June 6, 1999 the Company announced a definitive agreement to merge with First Security Corporation in a stock-for-stock transaction valued at approximately $5.9 billion. The new organization will be known as First Security Corporation and will be headquartered in Salt Lake City, Utah. Under the terms of the agreement, First Security shareholders will receive 0.442 of a share of new First Security common stock in exchange for each share of First Security common stock. Zions Bancorporation shareholders will receive one share of new First Security common stock in exchange for each share of Zions common stock. The transaction will be accounted for as a pooling-of-interests and is expected to close during the fourth quarter of 1999. The combined companies will have total assets of approximately $40 billion.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.
    MANAGEMENT'S DISCUSSION AND ANALYSIS
    ------------------------------------

FINANCIAL HIGHLIGHTS
(Unaudited)


                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                           June 30,
                                            -------------------------------------------------------------------
(In thousands, except per share               1999        1998      % Change      1999        1998     % Change
and ratio data)                             --------    --------    --------    --------    --------   --------
EARNINGS
Taxable-equivalent net interest income ..   $177,920    $124,360     43.07 %    $347,786    $243,519    42.82 %
Net interest income .....................    174,569     121,673     43.47 %     341,447     238,296    43.29 %
Noninterest income ......................     60,745      47,752     27.21 %     124,088      92,558    34.07 %
Provision for loan losses ...............      3,633       3,264     11.31 %       7,864       6,819    15.32 %
Noninterest expense .....................    151,161     117,412     28.74 %     299,909     218,169    37.47 %
Income before income taxes ..............     80,520      48,749     65.17 %     157,762     105,866    49.02 %
Income taxes ............................     27,102      15,765     71.91 %      54,029      33,886    59.44 %
Minority interest .......................        610        --                                 2,074       --
Net income ..............................     52,808      32,984     60.10 %     101,659      71,980    41.23 %

PER COMMON SHARE
Net income (diluted) ....................       0.66        0.44     50.00 %        1.27        0.96    32.29 %
Dividends ...............................       0.29        0.14    107.14 %        0.43        0.26    65.38 %
Book value ..............................                                          13.81       12.30    12.28 %

SELECTED RATIOS
Return on average assets ................       1.16%       1.12%                   1.15%       1.24%
Return on average common equity .........      19.49%      15.90%                  19.27%      18.20%
Efficiency ratio ........................      63.34%      68.22%                  63.56%      64.92%
Net interest margin .....................       4.38%       4.60%                   4.39%       4.59%

OPERATING CASH EARNINGS*
Taxable-equivalent net interest income ..   $177,920    $124,360     43.07 %    $347,786    $243,519    42.82 %
Net interest income .....................    174,569     121,673     43.47 %     341,447     238,296    43.29 %
Noninterest income ......................     60,745      47,752     27.21 %     124,088      92,558    34.07 %
Provision for loan losses ...............      3,633       3,264     11.31 %       7,864       6,819    15.32 %
Noninterest expense .....................    146,568     102,984     42.32 %     290,974     199,388    45.93 %
Income before income taxes ..............     85,113      63,177     34.72 %     166,697     124,647    33.74 %
Income taxes ............................     27,805      19,084     45.70 %      55,462      37,710    47.08 %
Minority interest .......................        610        --                     2,074        --
Net income ..............................     56,698      44,093     28.59 %     109,161      86,937    25.56 %

PER COMMON SHARE
Net income (diluted) ....................       0.71        0.58     22.41 %        1.36        1.16    17.24 %
Dividends ...............................       0.29        0.14    107.14 %        0.43        0.26    65.38 %
Book value ..............................                                          10.50       10.08     4.17 %

SELECTED RATIOS
Return on average assets ................       1.27%       1.51%                   1.25%       1.52%
Return on average common equity .........      27.74%      26.72%                  27.63%      28.04%
Efficiency ratio ........................      61.41%      59.84%                  61.66%      59.33%
Net interest margin .....................       4.38%       4.60%                   4.39%       4.59%


* Before amortization of goodwill and core deposit intangible assets and merger charges.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

                                                            Three Months Ended                     Six Months Ended
                                                                  June 30,                              June 30,
                                                   -----------------------------------------------------------------------------
(In thousands, except per share and ratio data)        1999          1998      % Change       1999           1998       % Change
                                                   -----------   -----------   ---------   -----------    -----------    -------
AVERAGE BALANCES
Total assets ...................................   $18,210,764   $11,854,105      53.62%   $17,849,267    $11,725,827     52.22%
Securities .....................................     4,166,405     2,881,842      44.57%     4,100,452      3,007,644     36.33%
Net loans and leases ...........................    10,981,012     6,152,172      78.49%    10,848,894      5,983,574     81.31%
Goodwill and core deposit intangibles ..........       266,817       170,073      56.88%       267,091        172,161     55.14%
Total deposits .................................    13,094,197     8,317,567      57.43%    13,070,435      8,189,927     59.59%
Minority interest ..............................        36,330          --                      36,695           --
Shareholders' equity ...........................     1,086,593       831,887      30.62%     1,063,759        797,374     33.41%

Weighted average common and common-
     equivalent shares outstanding .............    80,134,550    75,705,526       5.85%    80,016,510     74,688,478      7.13%

AT PERIOD END
Total assets ...................................                                           $17,605,736    $12,120,421     45.26%
Securities .....................................                                             4,106,684      3,241,006     26.71%
Net loans and leases ...........................                                            11,046,662      6,279,359     75.92%
Allowance for loan losses ......................                                               204,825         98,488    107.97%
Goodwill and core deposit intangibles ..........                                               261,787        170,993     53.10%
Total deposits .................................                                            13,070,724      8,551,900     52.84%
Minority interest ..............................                                                37,487           --
Shareholders' equity ...........................                                             1,091,272        946,924     15.24%

Common shares outstanding ......................                                            79,010,705     76,971,917      2.65%

Average equity to average assets ...............          5.97%         7.02%                     5.96%          6.80%
Common dividend payout .........................         43.40%        31.86%                    33.42%         26.12%

Nonperforming assets ...........................                                                58,128         29,370     97.92%
Loans past due 90 days or more .................                                                27,379         18,003     52.08%
Nonperforming assets to net loans and
     leases, other real estate owned and other
     nonperforming assets at June 30 ...........                                                  0.53%          0.47%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved record earnings for the quarter and six months ended June 30, 1999. Consolidated net income for the second quarter of 1999 was $52.8 million or $0.66 per diluted share, an increase of 60.1% and 50.0%, respectively, over the restated $33.0 million or $0.44 earned in the second quarter of 1998. Consolidated net income for the second quarter of 1999 increased 8.1% and 8.2%, respectively, from $48.9 million or $0.61 per diluted share for the first quarter of 1999. The quarterly dividend per share increased 107.1% to $0.29 from $0.14 in the second quarter of 1998 and the first quarter of 1999. As discussed in Notes to Consolidated Financial Statements, due to the acquisition of The Sumitomo Bank of California on October 1, 1998 in a transaction accounted for as a purchase, financial information for 1999 is not directly comparable to 1998. Also, the restated 1998 results of operations include pre-tax merger charges of approximately $8.4 million incurred by The Commerce Bancorporation.

Consolidated net income was $101.7 million or $1.27 per diluted share for the first six months of 1999, compared to the restated $72.0 million or $0.96 per diluted share for the first six months of 1998, which constituted increases of 41.2% and 32.3% respectively.

The annualized return on average assets for the second quarter and for the first six months of 1999 was 1.16% and 1.15% compared to the restated 1.12% and 1.24%, respectively, in 1998, resulting in an annualized return on average common shareholders' equity of 19.49% and 19.27% for the second quarter and for the first six months of 1999, compared to the restated 15.90% and 18.20% for the same periods of 1998. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the second quarter and for the first six months of 1999 was 63.34% and 63.56%, respectively, compared to the restated 68.22% and 64.92% for the same periods of 1998.

The Company's second-quarter $19.8 million (60.1%) increase in earnings relative to the restated same period a year ago reflects a $52.9 million (43.5%) increase in net interest income, a $13.0 million (27.2%) increase in noninterest income, partially offset by a $0.4 million (11.3%) increase in the provision for loan losses, a $33.7 million (28.7%) increase in noninterest expenses and a $11.3 million (71.9%) increase in income tax expense.

The Company's $29.7 million (41.2%) increase in net income for the six-month period ended June 30, 1999 compared to the restated similar period in 1998, reflects a $103.2 million (43.3%) increase in net interest income, a $31.5 million (34.1%) increase in noninterest income, partially offset by a $1.0 million (15.3%) increase in the provision for loan losses, a $81.7 million (37.5%) increase in noninterest expenses and a $20.1 million (59.4%) increase in income tax expense.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Operating cash earnings for the quarter were $56.7 million or $0.71 per diluted share, an increase of 28.6% and 22.4%, respectively, over the restated $44.1 million or $0.58 per diluted share earned in the second quarter of 1998. Operating cash earnings for the second quarter of 1999 increased 8.1% over the $52.5 million earned during the first quarter of 1999. Operating cash earnings per diluted share for the second quarter of 1999 increased 7.6% over the $.66 for the first quarter of 1999. Year-to-date operating cash earnings were $109.2 million or $1.36 per diluted share, an increase of 25.6% and 17.2%, respectively, over the restated $86.9 million or $1.16 per diluted share earned in the first half of 1998.

The operating cash annualized return on average assets for the second quarter and for the first six months of 1999 was 1.27% and 1.25% compared to the restated 1.51% and 1.52%, respectively, in 1998. Operating cash annualized return on average common shareholders' equity was 27.74% and 27.63% for the second quarter and for the first six months of 1999, compared to the restated 26.72% and 28.04% for the same periods of 1998. The Company's cash efficiency ratio for the second quarter and for the first six months of 1999 was 61.41% and 61.66%, respectively, compared to the restated 59.84% and 59.33% for the same periods of 1998.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the second quarter of 1999, adjusted to a fully taxable-equivalent basis, increased 43.1% to $177.9 million compared to the restated $124.4 million for the second quarter of 1998 and increased 4.7% from $169.9 million for the first quarter of 1999. Net interest margin was 4.38% for the second quarter of 1999, compared to 4.60% for the second quarter of 1998 and 4.39% for the first quarter of 1999. Six-month net interest income, on a fully taxable-equivalent basis, was $347.8 million in 1999, an increase of 42.8% compared to $243.5 million for the first six months of 1998. Net interest margin for the first six months of 1999 was 4.39%, compared to 4.59% for the first six months of 1998.

The yield on average earning assets decreased 36 basis points during the second quarter of 1999 as compared to the second quarter of 1998, and decreased 1 basis point from the first quarter of 1999. The average rate paid this quarter on interest-bearing funds decreased 31 basis points from the second quarter of 1998 and decreased 2 basis points from the first quarter of 1999. Comparing the first six months of 1999 with 1998, the yield on average earning assets decreased 41 basis points, while the cost of interest-bearing funds decreased by 38 basis points.

The spread on average interest-bearing funds for the second quarter of 1999 was 3.74%, down from the 3.79% for the second quarter of 1998 and up from the 3.73% for the first quarter of 1999. The spread on average interest-bearing funds for the first six months of 1999 was 3.74% compared with 3.77% for the same period in 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)


                                                                 Three Months Ended                   Three Months Ended
                                                                   June 30, 1999                         June 30, 1998
                                                       ------------------------------------   --------------------------------------
                                                          Average       Amount of   Average      Average      Amount of      Average
(In thousands)                                            Balance      Interest(1)   Rate        Balance      Interest(1)     Rate
                                                       ------------    ----------   -------   ------------    ------------   -------
ASSETS
Money market investments ............................  $  1,141,469    $   16,399     5.76%   $  1,804,756    $     24,683     5.49%
Securities:
     Held to maturity ...............................     3,144,569        49,717     6.34%      1,777,373          31,006     7.00%
     Available for sale .............................       416,358         5,658     5.45%        585,686           8,633     5.91%
     Trading account ................................       605,478         7,983     5.29%        518,783           7,235     5.59%
                                                       ------------    ----------             ------------    ------------
          Total securities ..........................     4,166,405        63,358     6.10%      2,881,842          46,874     6.52%
                                                       ------------    ----------             ------------    ------------


Loans:
     Loans held for sale ............................       175,563         3,088     7.05%        203,997           3,660     7.20%
     Net loans and leases(2) ........................    10,805,449       235,609     8.75%      5,948,175         146,299     9.87%
                                                       ------------    ----------             ------------    ------------
          Total loans ...............................    10,981,012       238,697     8.72%      6,152,172         149,959     9.78%
                                                       ------------    ----------             ------------    ------------
Total interest-earning assets .......................  $ 16,288,886    $  318,454     7.84%   $ 10,838,770    $    221,516     8.20%
                                                                       ----------                             ------------
Cash and due from banks .............................       795,014                                545,231
Allowance for loan losses ...........................      (201,139)                               (98,569)
Goodwill and core deposit intangibles ...............       266,817                                170,073
Other assets ........................................     1,061,186                                398,600
                                                       ------------                           ------------
        Total assets ................................  $ 18,210,764                           $ 11,854,105
                                                       ============                           ============

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits .......................  $  1,533,622    $    9,875     2.58%   $    978,567    $      7,542     3.09%
     Money market and super NOW deposits ............     5,196,625        45,491     3.51%      3,265,464          29,294     3.60%
     Time deposits under $100,000 ...................     1,999,308        23,790     4.77%      1,244,743          16,550     5.33%
     Time deposits $100,000 or more .................     1,167,436        13,594     4.67%        612,742           8,610     5.64%
     Foreign deposits ...............................       165,263         1,702     4.13%        162,611           1,869     4.61%
                                                       ------------    ----------             ------------    ------------
          Total interest-bearing deposits ...........    10,062,254        94,452     3.77%      6,264,127          63,865     4.09%
                                                       ------------    ----------             ------------    ------------
Borrowed funds:
     Securities sold, not yet purchased .............       308,587         4,122     5.36%        239,185           2,892     4.85%
     Federal funds purchased and security
          repurchase agreements .....................     2,113,809        23,451     4.45%      1,860,294          21,261     4.58%
     Commercial paper ...............................       135,921         1,717     5.07%            264               4     6.08%
     FHLB advances and other borrowings:
          Less than one year ........................       620,951         7,267     4.69%         60,396             941     6.25%
          Over one year .............................        57,007           896     6.30%        136,347           1,678     4.94%
     Long-term debt .................................       451,392         8,629     7.67%        275,994           6,515     9.47%
                                                       ------------    ----------             ------------    ------------
          Total borrowed funds ......................     3,687,667        46,082     5.01%      2,572,480          33,291     5.19%
                                                       ------------    ----------             ------------    ------------
          Total interest-bearing liabilities ........  $ 13,749,921    $  140,534     4.10%   $  8,836,607    $     97,156     4.41%
                                                                       ----------                             ------------
Noninterest-bearing deposits ........................     3,031,943                              2,053,440
Other liabilities ...................................       305,977                                132,171
                                                       ------------                           ------------
          Total liabilities .........................    17,087,841                             11,022,218
Minority interest ...................................        36,330                                   --
          Total shareholders' equity ................     1,086,593                                831,887
                                                       ------------                           ------------
          Total liabilities and shareholders' equity   $ 18,210,764                           $ 11,854,105
                                                       ============                           ============

Spread on average interest-bearing funds ............                                 3.74%                                    3.79%
                                                                                      ====                                     ====
Net interest income and net yield on
     interest-earning assets ........................                  $  177,920     4.38%                   $    124,360     4.60%
                                                                       ==========     ====                    ============     ====


1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                               Six Months Ended                  Six Months Ended
                                                                 June 30, 1999                     June 30, 1998
                                                       --------------------------------   --------------------------------
                                                         Average      Amount of   Average   Average      Amount of  Average
(In thousands)                                           Balance     Interest(1)   Rate     Balance     Interest(1)   Rate
                                                       -----------    --------    -----   -----------    --------    -----
ASSETS
Money market investments ...........................   $ 1,040,693    $ 30,528    5.92%   $ 1,713,376    $ 47,680    5.61%
Securities:
     Held to maturity ..............................     3,084,002      97,213    6.36%     1,964,289      69,020    7.09%
     Available for sale ............................       449,960      12,896    5.78%       604,056      18,574    6.20%
     Trading account ...............................       566,490      14,775    5.26%       439,299      12,246    5.62%
                                                       -----------    --------            -----------    --------
          Total securities .........................     4,100,452     124,884    6.14%     3,007,644      99,840    6.69%
                                                       -----------    --------            -----------    --------


Loans:
     Loans held for sale ...........................       193,856       6,493    6.75%       204,470       7,216    7.12%
     Net loans and leases(2) .......................    10,655,038     460,240    8.71%     5,779,104     283,772    9.90%
                                                       -----------    --------            -----------    --------
          Total loans ..............................    10,848,894     466,733    8.68%     5,983,574     290,988    9.81%
                                                       -----------    --------            -----------    --------
Total interest-earning assets ......................   $15,990,039    $622,145    7.85%   $10,704,594    $438,508    8.26%
                                                                      --------                           --------
Cash and due from banks ............................       776,250                            551,245
Allowance for loan losses ..........................      (203,949)                           (97,460)
Goodwill and core deposit intangibles ..............       267,091                            172,161
Other assets .......................................     1,019,836                            395,287
                                                       -----------                        -----------
        Total assets ...............................   $17,849,267                        $11,725,827
                                                       ===========                        ===========

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits ......................   $ 1,571,477    $ 18,505    2.37%   $ 1,040,206    $ 15,508    3.01%
     Money market and super NOW deposits ...........     4,965,295      87,555    3.56%     3,146,893      56,941    3.65%
     Time deposits under $100,000 ..................     2,107,697      49,870    4.77%     1,239,574      32,847    5.34%
     Time deposits $100,000 or more ................     1,252,433      30,347    4.89%       586,741      16,506    5.67%
     Foreign deposits ..............................       170,200       3,530    4.18%       164,021       3,774    4.64%
                                                       -----------    --------            -----------    --------
          Total interest-bearing deposits ..........    10,067,102     189,807    3.80%     6,177,435     125,576    4.10%
                                                       -----------    --------            -----------    --------
Borrowed funds:
     Securities sold, not yet purchased ............       303,998       7,939    5.27%       183,036       4,606    5.07%
     Federal funds purchased and security
          repurchase agreements ....................     2,069,609      45,223    4.41%     1,898,670      45,555    4.84%
     Commercial paper ..............................       102,868       2,621    5.14%           132           4    6.11%
     FHLB advances and other borrowings:
          Less than one year .......................       405,997       9,533    4.74%        82,839       2,605    6.34%
          Over one year ............................        55,209       1,717    6.27%       145,817       3,901    5.39%
     Long-term debt ................................       452,535      17,519    7.81%       277,447      12,742    9.26%
                                                       -----------    --------            -----------    --------
          Total borrowed funds .....................     3,390,216      84,552    5.03%     2,587,941      69,413    5.41%
                                                       -----------    --------            -----------    --------
          Total interest-bearing liabilities .......   $13,457,318    $274,359    4.11%   $ 8,765,376    $194,989    4.49%
                                                                      --------                           --------
Noninterest-bearing deposits .......................     3,003,333                          2,012,492
Other liabilities ..................................       288,162                            150,585
                                                       -----------                        -----------
          Total liabilities ........................    16,748,813                         10,928,453
Minority interest ..................................        36,695                               --
          Total shareholders' equity ...............     1,063,759                            797,374
                                                       -----------                        -----------
          Total liabilities and shareholders' equity   $17,849,267                        $11,725,827
                                                       ===========                        ===========
Spread on average interest-bearing funds ...........                              3.74%                              3.77%
                                                                                  ====                               ====
Net interest income and net yield on
     interest-earning assets .......................                  $347,786    4.39%                  $243,519    4.59%
                                                                      ========    ====                   ========    ====

1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company manages its earnings sensitivity to interest rate movements, in part, by matching the repricing characteristics of its assets and liabilities and through the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for the first six months of 1999 was $5.4 million compared to $2.7 million for the first six months of 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 11.3% to $3.6 million for the second quarter of 1999, as compared with $3.3 million for the second quarter of 1998, and decreased 14.1% from the $4.2 million for the first quarter of 1999. The provision for loan losses for the first six months of 1999 totaled $7.9 million, 15.3% more than the $6.8 million provision for the first six months of 1998. Annualized it is .15% of average loans for 1999 compared to .23% for 1998.

NONINTEREST INCOME

Noninterest income for the second quarter of 1999 was $60.7 million, an increase of 27.2% from the $47.8 million for the second quarter of 1998 and a decrease of 4.1% over the $63.3 million for the first quarter of 1999. Primary contributors to the increase in noninterest income were service charges on deposit accounts; other service charges, commissions and fees; trust income; underwriting and trading income; and other income. Comparing the segments of noninterest income for the second quarter of 1999 and the second quarter of 1998 service charges on deposit accounts increased 37.3%; other service charges, commissions and fees increased 32.0%; trust income increased 89.1%; underwriting and trading income increased 47.2%; loan sales and servicing income increased 4.0%; and other income increased 79.3%. Net gains of $0.2 million on the sale of investment securities was realized during the second quarter of 1999 compared to net gains of $2.2 million during the second quarter of 1998. The increase in underwriting and trading income reflects the Company's commencement of providing online executable bond sales over Bloomberg and the Internet and the underwriting of municipal revenue bonds. The increase in other income includes approximately $1.7 million of income from investments in bank owned life insurance policies, and income from nonmarketable securities previously classified as securities income.

Noninterest income for the six months ending June 30, 1999 was $124.1 million, an increase of 34.1% over $92.6 million for the first six months of 1998. Comparing the segments of noninterest income for the first six months of 1999 and the first six months of 1998, service charges on deposit accounts increased 34.7%; other service charges, commissions and fees increased 34.0%; trust income increased 87.2%; underwriting and trading income increased 75.3%; loan sales and servicing income increased 17.8%; and other income increased 101.7%. Net losses of $1.1 million on the sale of investment securities was realized during the first six months of 1999 compared to net gains of $3.0 million during the first six months of 1998. The main reasons for the increase in other income are $3.3 million of income from investments in bank owned life insurance policies in 1999 and income from nonmarketable equity securities previously classified as securities income.

ZIONS BANCORPORATION AND SUBSIDIARIES

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 1999 was $151.2 million, an increase of 28.7% over $117.4 million for the second quarter of 1998, and an increase of 1.6% from the $148.7 million for the first quarter of 1999. Comparing significant noninterest expense segments for the second quarter of 1999 and the second quarter of 1998, salaries and employee benefits increased 52.0%, occupancy increased 83.0%, furniture and equipment expense increased 17.2% and the total of all other expenses, excluding merger related expenses, increased 27.0% which included significant increases in legal and professional services, postage, advertising, amortization of goodwill and core deposit intangible assets and other expenses. Restated merger related expenses decreased $10.9 million mainly due to approximately $8.4 million of expenses incurred by The Commerce Bancorporation during the second quarter of 1998.

Noninterest expense for the six months ending June 30, 1999 was $299.9 million, an increase of 37.5% over $218.2 million for the first six months of 1998. Comparing significant noninterest expense segments for the first six months of 1999 and the first six months of 1998, salaries and employee benefits increased 53.7%, occupancy increased 89.4%, furniture and equipment expenses increased 22.3%, and the total of all other expenses, excluding merger related expenses, increased 31.6% which included significant increases for legal and professional services, postage, advertising, amortization of goodwill and core deposit intangible assets and other expenses.

The increase in noninterest expense in 1999 resulted primarily from acquisitions, including the acquisition of The Sumitomo Bank of California in a purchase transaction, expansion of business lines and investment in personnel in selected areas to enhance future revenue growth. At June 30, 1999, the Company had 6,601 full time equivalent employees, 341 offices and 472 ATMs compared to 5,336 full time equivalent employees, 267 offices and 531 ATMs at June 30, 1998.

INCOME TAXES

The Company's income taxes increased 71.9% to $27.1 million for the second quarter of 1999 compared to $15.8 million for the second quarter of 1998 and increased 0.6% from the $26.9 million for the first quarter of 1999. The Company's income taxes were $54.0 million for the first six months of 1999 as compared to $33.9 million for the first six months of 1998. The Company's effective income tax rate was 34.25% for the first six months of 1999, up from 32.0% for the first six months of 1998. The increased effective tax rate for 1999 compared to 1998 results primarily from changes in estimates of tax benefits from NOL and refund claims recorded in 1998.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 49.4% to $15,990 million for the six months ended June 30, 1999, compared to $10,705 million for the six months ended June 30, 1998. Earning assets comprised 89.6% of total average assets for the first six months of 1999, compared with 91.3% for the first six months of 1998.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements decreased 39.3% to $1,041 million in the first six months of 1999 as compared to $1,713 million in the first six months of 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first six months of 1999, average securities increased 36.3% to $4,100 million compared to $3,008 million in the first six months of 1998. Average held to maturity securities increased 57.0%, available for sale securities decreased 25.5%, and trading account securities increased 29.0% compared with the first six months of 1998.

Average net loans and leases increased 81.3% to $10,849 million for the first six months of 1999 compared to $5,984 million in the first six months of 1998, representing 67.8% of earning assets in the first six months of 1999 compared to 55.9% in the first six months of 1998. Average net loans and leases were 83.0% of average total deposits for the six months ended June 30, 1999, as compared to 73.1% for the six months ended June 30, 1998.

INVESTMENT SECURITIES

The following table presents the Company's investment securities on June 30, 1999, December 31, 1998 and June 30, 1998. As of June 30, 1999, the Company had approximately $59 million of Small Business Administration originator fee certificates that have been classified in other assets and are measured as available for sale securities.

                                                  June 30,               December 31,             June 30,
                                                    1999                    1998                   1998
                                           ---------------------   ---------------------   ---------------------
                                           Amortized     Market    Amortized     Market    Amortized     Market
(In millions)                                 cost       value        cost       value        cost       value
                                           ---------   ---------   ---------   ---------   ---------   ---------
Held to maturity
----------------
    U.S. Treasury Securities ...........   $       2   $       2   $      63   $      63   $       5   $       5
    U.S. government agencies and
       corporations:
          Small Business
            Administration loan-
            backed securities ..........         367         363         358         356         396         401
          Other agency securities ......       1,088       1,081         939         944       1,451       1,455
    States and political subdivisions ..         351         351         285         293         267         273
    Mortgage-backed securities .........       1,417       1,421       1,159       1,166         131         131
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                               3,225       3,218       2,804       2,822       2,250       2,265
                                           ---------   ---------   ---------   ---------   ---------   ---------
Available for sale
------------------
    U.S. Treasury securities ...........          76          76          46          47          26          27
    U.S. government agencies and
       corporations:
          Small Business
            Administration originator
               fee certificates ........        --          --            85          69          82          79
          Other agency securities ......          65          65         112         113         171         171
    States and political subdivisions ..           9           8          15          16          15          15
    Mortgage and other
       asset-backed securities .........         112         113         179         180          42          42
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                 262         262         437         425         336         334
                                           ---------   ---------   ---------   ---------   ---------   ---------
    Equity securities:
       Mutual funds:
            Accessor Funds, Inc. .......         120         120         116         118         110         110
       Stock:
            Federal Home Loan Bank .....        --          --           101         100         103         103
            Other ......................          73          84          37          41          40          42
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                 193         204         254         259         253         255
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                 455         466         691         684         589         589
                                           ---------   ---------   ---------   ---------   ---------   ---------
    Total...............................   $   3,680   $   3,684   $   3,495   $   3,506   $   2,839   $   2,854
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

The table below sets forth the amount of loans outstanding by type on June 30, 1999, December 31, 1998 and June 30, 1998.
(In millions)


                                                   June 30,    December 31,    June 30,
Types                                                1999          1998          1998
-----                                            -----------   -----------   -----------
Loans held for sale ..........................   $       195   $       232   $       198
Commercial, financial, and agricultural ......         2,650         2,692         1,629
Real estate:
       Construction ..........................         1,190           867           578
       Other:
                  Home equity credit line ....           280           222           175
                  1-4 family residential .....         2,346         2,186         1,072
                  Other real estate-secured ..         3,546         3,624         2,003
                                                 -----------   -----------   -----------
                                                       6,172         6,032         3,250
                                                 -----------   -----------   -----------
                                                       7,362         6,899         3,828
Consumer:
       Bankcard ..............................            80            87            57
       Other .................................           482           452           384
                                                 -----------   -----------   -----------
                                                         562           539           441

Lease financing ..............................           218           214           175
Foreign loans ................................            50            44          --
Other receivables ............................            59            62            51
                                                 -----------   -----------   -----------
       Total loans ...........................   $    11,096   $    10,682   $     6,322
                                                 ===========   ===========   ===========


Loans held for sale on June 30, 1999 decreased 15.9% from year-end 1998. All other loans, net of unearned income and fees increased 4.3% to $10,851 million on June 30, 1999 compared to $10,401 million on December 31, 1998. Construction loans, other real estate-secured loans, consumer loans, lease financing, and foreign loans increased from year end 37.3%, 2.3%, 4.2%, 2.2% and 14.2%, respectively, as commercial loans, and other receivables decreased 1.6%, and 4.7%, respectively. Within the other real estate-secured loan portfolio, home equity credit line loans increased 26.1%, 1-4 family residential loans increased 7.3% and all other real estate loans decreased 2.1% from year end.

ZIONS BANCORPORATION AND SUBSIDIARIES

On June 30, 1999, long-term first mortgage real estate loans serviced for others totaled $204 million and consumer and other loan securitizations, which relate primarily to loans sold under revolving securitization structures, totaled $1,213 million. During the first six months of 1999, the Company sold $504 million of loans classified in held for sale, and securitized and sold SBA 504 loans, home equity credit line loans, credit card receivables and automobile loans totaling $669 million. During the first six months of 1999, total loans sold were $1,173 million.

Commitments to extend credit on loans and standby letters of credit on June 30, 1999, December 31, 1998 and June 30, 1998 totaled $5,282 million, $4,758 million and $3,130 million, respectively.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $58 million on June 30, 1999, down from $64 million on December 31, 1998, and up from $29 million on June 30, 1998. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .53%, .60% and .47% on June 30, 1999, December 31, 1998, and June 30, 1998,
respectively.

Accruing loans past due 90 days or more totaled $27 million on June 30, 1999, up from $26 million on December 31, 1998, and up from $18 million on June 30, 1998. These loans equaled .25% of net loans and leases on June 30, 1999, as compared to .24% on December 31, 1998 and .29% on June 30, 1998.

No loans to borrowers were considered potential problems at June 30, 1999, December 31, 1998 and June 30, 1998. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans included in nonaccrual loans and leases, amounted to $36 million on June 30, 1999, as compared to $41 million on December 31, 1998, and $16 million on June 30, 1998. The Company considers a loan to be impaired when the accrual of interest has been discontinued and it meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral.
Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on June 30, 1999, December 31, 1998, and June 30, 1998, is a required allowance of $16 million, $5 million and $1 million, respectively, on $21 million, $12 million and $5 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets on June 30, 1999, December 31, 1998, and June 30, 1998.



                                                  June 30, December 31, June 30,
(In millions)                                       1999       1998      1998
                                                  -------    -------    -------
Nonaccrual loans ..............................   $    48    $    54    $    25
Restructured loans ............................         3          5          1
Other real estate owned and other
     nonperforming assets .....................         7          5          3
                                                  -------    -------    -------
     Total ....................................   $    58    $    64    $    29
                                                  =======    =======    =======
% of net loans and leases*, other real estate
     owned and other nonperforming assets .....       .53%       .60%       .47%

Accruing loans past due 90 days or more .......   $    27    $    26    $    18
                                                  =======    =======    =======

% of net loans and leases* ....................       .25%       .24%       .29%
*Includes loans held for sale


ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.85% of net loans and leases on June 30, 1999, compared to 1.93% on December 31, 1998, and 1.57% on June 30, 1998. Net recoveries during the second quarter of 1999 were $2 million, or .08% of average net loans and leases, compared to net charge-offs of $3 million, or
 .20% of average net loans and leases for the second quarter of 1998. Net charge-offs for the first six months of 1999 were $9 million, or .16% of average net loans and leases, compared to $4 million or .13% of average net loans and leases for the first six months of 1998.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 403.15% on June 30, 1999, compared to 347.86% on December 31, 1998, and 382.08%
on June 30, 1998. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 273.51% on June 30, 1999, compared to 258.04% on December 31, 1998 and 228.54% on June 30, 1998.

Commitments to extend credit on loans and standby letters of credit on June 30, 1999, December 31, 1998 and June 30, 1998, totaled $5,282 million, $4,758 million and $3,130 million, respectively.

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


                                                  Six Months     Twelve Months      Six Months
                                                    Ended            Ended            Ended
(In millions)                                      June 30,       December 31,       June 30,
                                                     1999             1998             1998
                                                 ------------     ------------     ------------
Average loans* and leases outstanding
     (net of unearned income) ................   $     10,849     $      7,174     $      5,984
                                                 ============     ============     ============
Allowance for possible losses:
Balance at beginning of the period ...........   $        206     $         92     $         92
Allowance of companies acquired ..............           --                117                3
Provision charged against earnings ...........              8               12                7
Loans and leases charged-off:
     Loans held for sale .....................           --               --               --
     Commercial, financial and agricultural ..            (13)              (8)              (2)
     Real estate .............................             (1)              (6)              (1)
     Consumer ................................             (4)              (9)              (5)
     Lease financing .........................             (2)              (1)            --
                                                 ------------     ------------     ------------
          Total ..............................            (20)             (24)              (8)
                                                 ------------     ------------     ------------
Recoveries:
     Loans held for sale .....................           --               --               --
     Commercial, financial and agricultural ..              4                3                2
     Real estate .............................              6                3                1
     Consumer ................................              1                3                1
     Lease financing .........................           --               --               --
                                                 ------------     ------------     ------------
          Total ..............................             11                9                4
                                                 ------------     ------------     ------------
Net loan and lease charge-offs ...............             (9)             (15)              (4)
                                                 ------------     ------------     ------------
Balance at end of the period .................   $        205     $        206     $         98
                                                 ============     ============     ============

*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases ................            .16%             .21%             .13%

ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $13,070 million for the first six months of 1999 increased 59.6% over the $8,190 million for the first six months of 1998, with average demand deposits increasing 49.2%. Average money market and super NOW deposits, time deposits under $100,000, time deposits over $100,000 and foreign deposits for the first six months of 1999 increased 57.8%, 70.0%, 113.5% and 3.8% respectively, from the first six months of 1998. Average savings and NOW deposits increased 51.1% during the first six months of 1999, compared with the same period one year earlier.

Total deposits decreased 1.9% to $13,071 million on June 30, 1999 as compared to $13,321 million on December 31, 1998. Comparing June 30, 1999 to December 31, 1998, demand deposits, time deposits under $100,000, time deposits over $100,000 and foreign deposits decreased 2.9%, 17.2%, 29.4% and 19.8%, respectively, while savings and money market deposits increased 12.1%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors and debt service requirements, as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. The Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, totaled $1,254 million or 10.6% of core deposits on June 30, 1999.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 90.5% of total deposits on June 30, 1999 as compared to 87.0% on December 31, 1998 and 90.4% on June 30, 1998.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Interest rate sensitivity measures the Company's financial exposure to changes in interest rates. Interest rate sensitivity is, like liquidity, affected by maturities of assets and liabilities. The Company assesses its interest rate sensitivity using duration, and simulation analysis. Duration is a measure of the weighted average expected lives of the discounted cash flows from assets and liabilities. Simulation is used to estimate net interest income over time using alternative interest rate scenarios.

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

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity on June 30, 1999 was $1,091 million, an increase of 7.7% over the $1,014 million on December 31, 1998, and an increase of 15.2% over the $947 million on June 30, 1998. The ratio of average equity to average assets for the first six months of 1999 was 5.96% as compared to 6.80% for the same period in 1998. On June 30, 1999, the Company's Tier I risk-based capital ratio was 8.76%, as compared to 8.46% on December 31, 1998 and 13.01% on June 30, 1998. On June 30, 1999 the Company's total risk-based capital ratio was 11.72%, as compared to 11.48% on December 31, 1998 and 16.21% on June 30, 1998. The Company's leverage ratio on June 30, 1999 was 6.06%, as compared to 5.98% on December 31, 1998 and 8.33% on June 30, 1998.

Dividends declared per common share for the second quarter of 1999 of $.29 increased 107.1%, as compared to $.14 for the second quarter of 1998 and the first quarter of 1999. The common cash dividend payout of net income for the first six months of 1999 was 33.42%, as compared to 26.12% for the first six months of 1998.

During the first six months of 1999, the Company repurchased and retired 15,382 shares of its common stock at a cost of $966 thousand.

ZIONS BANCORPORATION AND SUBSIDIARIES
OPERATING SEGMENT INFORMATION

The following is a summary of selected operating segment information for the three months and six months ended June 30, 1999 and June 30, 1998. The Company manages its operations and prepares management reports with a primary focus on geographical area. All segments presented, except for the segment defined as "other" are based on commercial banking operations. Zions First National Bank and subsidiaries operates 117 branches in Utah and 17 in Idaho. California Bank & Trust operates 70 branches in Northern and Southern California. Vectra Bank Colorado operates 54 branches in Colorado and one branch in New Mexico. National Bank of Arizona operates a total of 36 branches in Arizona. Nevada State Bank operates 44 offices in Nevada, and The Commerce Bank of Washington operates 1 office in Washington. The operating segment defined as "other" includes the Parent company, smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated usage of those services.

The following table presents Operating Segment Information for the three months ended June 30, 1999 and for the three months ended June 30, 1998.


                                      ZIONS FIRST
                                     NATIONAL BANK
                                          AND                CALIFORNIA          VECTRA BANK           NATIONAL BANK
                                     SUBSIDIARIES           BANK & TRUST           COLORADO              OF ARIZONA
                                 --------------------   -------------------   -------------------   -------------------
(Amounts in millions)              1999        1998       1999       1998       1999       1998       1999       1998
                                 --------    --------   --------   --------   --------   --------   --------   --------
CONDENSED INCOME STATEMENT
Net interest income ..........   $   55.0    $   54.0   $   65.4   $   17.9   $   22.6   $   18.3   $   18.8   $   17.5
Provision for loan losses ....        2.3         1.5       --          0.8        0.7        0.3        0.6        0.6
Noninterest income ...........       37.4        36.3        9.3        2.1        4.0        3.2        3.5        2.0
Noninterest expense ..........       53.1        55.0       47.3       13.6       19.4       13.7       11.0       10.1
Income tax expense (benefit) .       11.1        11.7       11.8        2.1        2.0        2.9        4.3        3.6
Minority interest ............       (0.2)       --         --         --         --         --         --         --
                                 --------    --------   --------   --------   --------   --------   --------   --------
     Net income ..............   $   26.1    $   22.1   $   15.6   $    3.5   $    4.5   $    4.6   $    6.4   $    5.2
                                 ========    ========   ========   ========   ========   ========   ========   ========

AVERAGE BALANCE SHEET DATA
Total assets .................   $  7,275    $  6,266   $  6,050   $  1,279   $  1,952   $  1,597   $  1,513   $  1,347
Net loans and leases .........      3,652       2,915      4,214        745      1,300        973      1,087        848
Total deposits ...............      3,731       3,678      5,349      1,159      1,602      1,318      1,261      1,153



                                     NEVADA STATE          THE COMMERCE
                                       BANK AND               BANK OF                                   CONSOLIDATED
                                     SUBSIDIARIES           WASHINGTON               OTHER                COMPANY
                                 --------------------   -------------------   -------------------   -------------------
(Amounts in millions)              1999        1998       1999       1998       1999       1998       1999       1998
                                 --------    --------   --------   --------   --------   --------   --------   --------
CONDENSED INCOME STATEMENT
Net interest income ..........   $   12.7    $   12.6   $    3.7   $    3.6   $   (3.6)  $   (2.2)  $  174.6   $  121.7
Provision for loan losses ....        0.4         0.4       --          0.1       (0.4)      (0.4)       3.6        3.3
Noninterest income ...........        4.3         3.6        0.2        0.6        2.0       --         60.7       47.8
Noninterest expense ..........       11.5        10.7        1.8       10.4        7.1        3.9      151.2      117.4
Income tax expense (benefit) .        1.7         1.6        0.7       (1.8)      (4.5)      (4.3)      27.1       15.8
Minority interest ............       --          --         --         --          0.8       --          0.6       --
                                 --------    --------   --------   --------   --------   --------   --------   --------
     Net income ..............   $    3.4    $    3.5   $    1.4   $   (4.5)  $   (4.6)  $   (1.4)  $   52.8   $   33.0
                                 ========    ========   ========   ========   ========   ========   ========   ========

AVERAGE BALANCE SHEET DATA
Total assets .................   $  1,151    $  1,022   $    351   $    296   $    (81)  $     47   $ 18,211   $ 11,854
Net loans and leases .........        547         513        163        152         18          6     10,981      6,152
Total deposits ...............        945         852        233        207        (27)       (49)    13,094      8,318




ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents Operating Segment Information for the six months ended June 30, 1999 and for the six months ended June 30, 1998.


                                      ZIONS FIRST
                                     NATIONAL BANK
                                          AND                CALIFORNIA          VECTRA BANK           NATIONAL BANK
                                     SUBSIDIARIES           BANK & TRUST           COLORADO              OF ARIZONA
                                 --------------------   -------------------   -------------------   -------------------
(Amounts in millions)              1999        1998       1999       1998       1999       1998       1999       1998
                                 --------    --------   --------   --------   --------   --------   --------   --------
CONDENSED INCOME STATEMENT
Net interest income ..........   $  109.9    $  106.7   $  125.4   $   35.2   $   43.9   $   34.6   $   36.8   $   34.8
Provision for loan losses ....        4.5         3.0       --          1.6        1.3        0.6        1.2        1.2
Noninterest income ...........       79.0        68.9       17.8        4.3        9.0        5.4        6.2        4.2
Noninterest expense ..........      106.4       105.4       94.7       24.2       38.2       25.3       21.9       20.5
Income tax expense (benefit) .       23.8        23.0       21.0        5.3        4.7        5.4        7.9        6.9
Minority interest ............        0.7        --         --         --         --         --         --         --
                                 --------    --------   --------   --------   --------   --------   --------   --------
     Net income ..............   $   53.5    $   44.2   $   27.5   $    8.4   $    8.7   $    8.7   $   12.0   $   10.4
                                 ========    ========   ========   ========   ========   ========   ========   ========

AVERAGE BALANCE SHEET DATA
Total assets .................   $  7,051    $  6,312   $  6,024   $  1,247   $  1,920   $  1,511   $  1,482   $  1,343
Net loans and leases .........      3,608       2,835      4,211        737      1,249        922      1,063        832
Total deposits ...............      3,760       3,651      5,332      1,127      1,610      1,231      1,237      1,159



                                     NEVADA STATE          THE COMMERCE
                                       BANK AND               BANK OF                                   CONSOLIDATED
                                     SUBSIDIARIES           WASHINGTON               OTHER                COMPANY
                                 --------------------   -------------------   -------------------   -------------------
(Amounts in millions)              1999        1998       1999       1998       1999       1998       1999       1998
                                 --------    --------   --------   --------   --------   --------   --------   --------
CONDENSED INCOME STATEMENT
Net interest income ..........   $   25.2    $   25.1   $    7.2   $    7.0   $   (6.9)  $   (5.1)  $  341.5   $  238.3
Provision for loan losses ....        0.8         0.8        0.4        0.1       (0.3)      (0.5)       7.9        6.8
Noninterest income ...........        8.3         6.9        0.4        0.9        3.4        2.0      124.1       92.6
Noninterest expense ..........       22.3        21.3        3.5       12.2       12.9        9.3      299.9      218.2
Income tax expense (benefit) .        3.5         3.1        1.2       (1.2)      (8.1)      (8.6)      54.0       33.9
Minority interest ............       --          --         --         --          1.4       --          2.1       --
                                 --------    --------   --------   --------   --------   --------   --------   --------
     Net income ..............   $    6.9    $    6.8   $    2.5   $   (3.2)  $   (9.4)  $   (3.3)  $  101.7   $   72.0
                                 ========    ========   ========   ========   ========   ========   ========   ========

AVERAGE BALANCE SHEET DATA
Total assets .................   $  1,125    $  1,006   $    343   $    296   $    (96)  $     11   $ 17,849   $ 11,726
Net loans and leases .........        541         501        158        152         19          5     10,849      5,984
Total deposits ...............        930         843        228        211        (27)       (32)    13,070      8,190

ZIONS BANCORPORATION AND SUBSIDIARIES

MERGERS AND ACQUISITIONS

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

On May 7, 1999, the Company announced a definitive agreement to merge with Pioneer Bancorporation of Reno, Nevada in a stock transaction valued at approximately $340.8 million. Pioneer Bancorporation's subsidiary, Pioneer Citizens Bank of Nevada, will merge into Zions' subsidiary, Nevada State Bank, creating the third largest bank in the state. As of March 31, 1999, Pioneer Bancorporation had total assets of approximately $1,077 million. The transaction is expected to close in the third quarter and is intended to be accounted for as a pooling of interests.

See Notes to Consolidated Financial Statements for a description of a pending merger with First Security Corporation announced during the second quarter of 1999.

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

State of Readiness. The Company has completed its mission-critical Year 2000 Program efforts; however, it expects to continue to test its systems until year end and conduct additional remediation for systems that are modified until that time. The Company is also assessing the operability of other devices after 1999, including vaults, fax machines, stand-alone personal computers, security systems and elevators. Although the Company does not believe that the failure of these systems would have a material adverse effect on the financial condition of the enterprise, it is addressing deficiencies in these systems and expects compliance to be achieved by September 30, 1999.

Costs. In order to achieve and confirm Year 2000 readiness, significant costs have been incurred to test and modify or replace computer software and hardware, as well as a variety of other items, e.g., ATMs. The Company believes that its remediation costs have been mitigated since it replaced the large majority of its core banking systems during the past five years with Year 2000 compliant software in the ordinary course of business. However, the considerable effort required to implement new software and sufficiently test its compliance has consumed a substantial portion of the Company's internal information technology resources. This diversion of resources to the Year 2000 project has resulted in delays in implementing enhancements to a number of the Company's systems and products. The Company does not believe, however, that these delays have had a significant effect on its revenue or expense growth. The aggregate increase in operating expense to achieve Year 2000 readiness is estimated to be approximately $3 million, which has been incurred through June 30, 1999. In addition, a significant portion of the Company's ATMs and personal computers are expected to be replaced during the third quarter to achieve Year 2000 compliance. The capital outlay to replace these assets is estimated to be between $3 to $4 million, a portion of which would have been incurred in the ordinary course of business without regard to Year 2000 issues.

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

Contingency Plans. The Company has developed business resumption plans for each significant business unit in the event that unforeseen events beyond the Company's control adversely impact our ability to provide financial services to our customers. In the event of such a failure, these plans outline the steps that will be taken to minimize the impact to customers and losses to the Company.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION
          -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
         -----------------------------------------------

The following is a summary of matters submitted to vote at the Annual Meeting of Shareholders of Zions Bancorporation:

         a) The Annual Meeting of Shareholders was held on April 23, 1999. Total number of shares eligible for voting was 78,752,711.

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

         c) The matters voted upon and the results were as follows:

                  (1)      Election of Directors
                           ---------------------

                                                                     Withhold
                                                    For              Authority
                                                    ---              ---------

                           Jerry C. Atkin         63,234,829           146,781

                           Grant R. Caldwell      63,177,149           204,461

                           Roy W. Simmons         63,193,296           188,314

                           Shelley Thomas         62,688,457           693,153


                  (2)      Approve the Long Term Executive Compensation Plan
                           -------------------------------------------------

                           Approval of the Company's Value Sharing Plan for executive management.


                              For                Against             Abstain

                           61,260,254            1,580,106            541,250

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a)    Exhibits

         b)    Reports on Form 8-K

               Zions Bancorporation filed the following reports on Form 8-K during the quarter ended June 30, 1999;

               Form 8-K filed June 7, 1999 (Item 5). On June 6, 1999, Zions Bancorporation issued a press release announcing the Agreement and Plan of Merger whereby Zions is to merge with and into First Security Corporation with First Security as the surviving corporation.


                               S I G N A T U R E S
                               -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ZIONS BANCORPORATION


                                     /s/Harris H. Simmons
                                     --------------------------------
                                     Harris H. Simmons, President and
                                     Chief Executive Officer

                                     /s/Dale M. Gibbons
                                     --------------------------------
                                     Dale M. Gibbons, Executive Vice President
                                     and Chief Financial Officer


Dated August 13, 1999