Form 10-Q
period 1999-09-30
ZIONS BANCORPORATION /UT/
filed 1999-11-12
CIK 109380

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


Common Stock, without par value,
outstanding at November 8, 1998                               85,502,626 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                          Page
                                                                          ----
PART I.       FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (unaudited)

              Consolidated Balance Sheets                                   3
              Consolidated Statements of Income                             4
              Consolidated Statements of Cash Flows                         5
              Consolidated Statements of Changes in Shareholders'           7
                 Equity and Comprehensive Income
              Notes to Consolidated Financial Statements                    8

     ITEM 2.  Management's Discussion and Analysis                         12


PART II.      OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                             29


SIGNATURES                                                                 29

ZIONS BANCORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except share amounts)                                    September 30,   December 31,    September 30,
                                                                            1999            1998            1998
                                                                        ------------    ------------    ------------
ASSETS
Cash and due from banks .............................................   $    742,714    $    864,446    $    618,651
Money market investments:
     Interest-bearing deposits ......................................         16,562          30,484          25,572
     Federal funds sold .............................................        127,024         199,446         360,038
     Security resell agreements .....................................        519,546         382,275         880,499

 Investment securities:
     Held to maturity, at cost (approximate market value
     $3,298,873, $2,821,535, and $2,228,210) ........................      3,324,120       2,803,903       2,208,265
     Available for sale, at market ..................................        614,579         684,581         554,039
     Trading account, at market .....................................        531,710         191,855         203,871
                                                                        ------------    ------------    ------------
                                                                           4,470,409       3,680,339       2,966,175
 Loans:

     Loans held for sale ............................................        154,115         232,253         192,042
     Loans, leases, and other receivables ...........................     11,314,836      10,449,362       6,614,719
                                                                        ------------    ------------    ------------
                                                                          11,468,951      10,681,615       6,806,761
Less:
     Unearned income and fees, net of related costs .................         52,414          48,123          43,554
     Allowance for loan losses ......................................        198,559         205,553         100,440
                                                                        ------------    ------------    ------------
           Net Loans ................................................     11,217,978      10,427,939       6,662,767

Premises and equipment, net .........................................        263,062         231,066         178,894
Goodwill and core deposit intangibles ...............................        258,359         271,578         168,869
Other real estate owned .............................................          9,699           5,270           4,047
Other assets ........................................................        970,111         556,078         519,922
                                                                        ------------    ------------    ------------
                                                                        $ 18,595,464    $ 16,648,921    $ 12,385,434
                                                                        ============    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing .............................................   $  3,020,163    $  3,170,436    $  2,306,876
    Interest-bearing:
         Savings and money market ...................................      7,025,446       6,077,556       4,470,996
         Time:
             Under $100,000 .........................................      1,823,855       2,340,598       1,273,949
             Over $100,000 ..........................................        990,863       1,528,329         684,719
         Foreign ....................................................        148,446         204,244         195,482
                                                                        ------------    ------------    ------------
                                                                          13,008,773      13,321,163       8,932,022

Securities sold, not yet purchased ..................................        183,954          29,702         200,730
Federal funds purchased .............................................        790,614         337,283         400,221
Security repurchase agreements ......................................      1,165,703         932,560       1,045,462
Accrued liabilities .................................................        583,600         319,278         230,942
Commercial paper ....................................................        284,014          49,217          74,630
Federal Home Loan Bank advances and other borrowings:
     Less than one year .............................................        856,943         100,750          26,154
     Over one year ..................................................        117,317          56,796         113,199
Long-term debt ......................................................        453,152         453,735         384,806
                                                                        ------------    ------------    ------------
         Total liabilities ..........................................     17,444,070      15,600,484      11,408,166
                                                                        ------------    ------------    ------------

Minority interest ...................................................         38,523          34,781            --

Shareholders' equity:
     Capital stock:
         Preferred stock, without par value; authorized
              3,000,000 shares; issued and outstanding, none ........           --              --              --
         Common stock, without par value; authorized
            200,000,000 shares; issued and outstanding 78,992,418,
            78,636,083 and 77,594,651 shares ........................        326,536         324,099         318,792
     Accumulated other comprehensive loss ...........................         (7,816)         (4,280)         (2,424)
     Retained earnings ..............................................        794,151         693,837         660,900
                                                                        ------------    ------------    ------------
          Total shareholders' equity ................................      1,112,871       1,013,656         977,268
                                                                        ------------    ------------    ------------
                                                                        $ 18,595,464    $ 16,648,921    $ 12,385,434
                                                                        ============    ============    ============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
(In thousands, except per share amounts)                             1999        1998         1999         1998
                                                                  ---------    ---------    ---------    ---------
Interest income:
     Interest and fees on loans ...............................   $ 239,227    $ 153,752    $ 691,116    $ 430,027
     Interest on loans held for sale ..........................       2,780        3,436        9,273       10,652
     Lease financing ..........................................       3,094        2,990        9,771        9,201
     Interest on money market investments .....................      16,488       21,303       47,016       68,983
     Interest on securities:
          Held to maturity:
               Taxable ........................................      44,570       36,832      128,833       95,380
               Nontaxable .....................................       4,398        3,334       12,815       10,141
          Available for sale:
               Taxable ........................................       6,568        6,806       19,086       24,603
               Nontaxable .....................................         103          184          349          689
          Trading account .....................................       7,333        5,880       22,108       18,126
                                                                  ---------    ---------    ---------    ---------
          Total interest income ...............................     324,561      234,517      940,367      667,802
                                                                  ---------    ---------    ---------    ---------
Interest expense:
     Interest on savings and money market deposits ............      60,016       38,616      166,076      111,065
     Interest on time and foreign deposits ....................      35,896       29,138      119,643       82,265
     Interest on borrowed funds ...............................      52,326       36,014      136,878      105,427
                                                                  ---------    ---------    ---------    ---------
          Total interest expense ..............................     148,238      103,768      422,597      298,757
                                                                  ---------    ---------    ---------    ---------
          Net interest income .................................     176,323      130,749      517,770      369,045
Provision for loan losses .....................................       3,977        2,485       11,841        9,304
                                                                  ---------    ---------    ---------    ---------
          Net interest income after provision for loan losses .     172,346      128,264      505,929      359,741
                                                                  ---------    ---------    ---------    ---------
Noninterest income:
     Service charges on deposit accounts ......................      18,544       14,343       54,072       40,709
     Other service charges, commissions and fees ..............      14,992       13,727       47,613       38,073
     Trust income .............................................       3,794        2,222       10,609        5,863
     Investment securities gain (loss), net ...................        (252)        (845)      (1,365)       2,181
     Underwriting and trading income ..........................       1,549        1,450        8,793        5,582
     Loan sales and servicing income ..........................      10,623       14,635       38,205       38,040
     Other income .............................................      11,920        4,075       27,331       11,717
                                                                  ---------    ---------    ---------    ---------
          Total noninterest income ............................      61,170       49,607      185,258      142,165
                                                                  ---------    ---------    ---------    ---------
Noninterest expense:
     Salaries and employee benefits ...........................      82,962       60,320      247,845      167,616
     Occupancy, net ...........................................      10,651        6,950       33,395       18,959
     Furniture and equipment ..................................      10,563        9,281       30,631       25,692
     Other real estate expense (income) .......................          36          218         (406)         170
     Legal and professional services ..........................       3,542        2,890       11,682        9,882
     Supplies .................................................       2,673        2,580        8,239        7,778
     Postage ..................................................       3,184        2,441        8,879        6,690
     Advertising ..............................................       4,468        2,810       13,259        7,928
     Merger related expense ...................................       1,601        3,059        3,765       17,063
     FDIC premiums ............................................         487          297        1,633          975
     Amortization of goodwill and core deposit intangibles ....       3,456        2,391       10,227        7,168
     Amortization of mortgage servicing assets ................         105        1,287          871        3,708
     Other ....................................................      25,127       18,316       78,744       57,380
                                                                  ---------    ---------    ---------    ---------
          Total noninterest expense ...........................     148,855      112,840      448,764      331,009
                                                                  ---------    ---------    ---------    ---------
Income before income taxes and minority interest ..............      84,661       65,031      242,423      170,897
Income taxes ..................................................      28,961       22,292       82,990       56,178
                                                                  ---------    ---------    ---------    ---------
          Net income before minority interest .................      55,700       42,739      159,433      114,719
Minority interest .............................................         906         --          2,980         --
                                                                  ---------    ---------    ---------    ---------
          Net income ..........................................   $  54,794    $  42,739    $ 156,453    $ 114,719
                                                                  =========    =========    =========    =========

Weighted average common and common-equivalent shares
          outstanding during the period .......................      79,949       79,007       79,964       76,238

Net income per common share:
     Basic ....................................................   $    0.69    $    0.55    $    1.98    $    1.53
     Diluted ..................................................   $    0.69    $    0.54    $    1.96    $    1.50

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30,                     September 30,
                                                                   ------------------------------    ------------------------------
(In thousands)                                                          1999             1998             1999             1998
                                                                   -------------    -------------    -------------    -------------
Cash flows from operating activities:
     Net income .................................................. $      54,794    $      42,739    $     156,453    $     114,719
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses ..............................         3,977            2,485           11,841            9,304
          Depreciation of premises and equipment .................         9,669            6,934           27,520           19,216
          Amortization ...........................................         9,949            5,313           23,387           15,637
          Accretion of unearned income and fees, net of
               related costs .....................................         2,721            1,256           11,310             (913)
          Income to minority interest ............................           906             --              2,980             --
          Proceeds from sales of trading account securities ......    48,729,908       48,315,077      142,927,358      125,841,328
          Increase in trading account securities .................   (48,845,488)     (48,117,034)    (143,267,213)    (125,961,518)
          Investment securities (gain) loss, net .................           252              845            1,365           (2,181)
          Proceeds from loans held for sale ......................       227,714          316,702          732,185          929,768
          Increase in loans held for sale ........................      (186,692)        (305,837)        (655,057)        (933,270)
          Net gain on sales of loans, leases and other assets ....        (6,588)         (14,173)         (29,171)         (33,156)
          Change in accrued income taxes .........................        13,886            5,940           42,624           13,665
          Change in accrued interest receivable ..................       (16,348)         (20,755)         (22,503)         (14,619)
          Change in accrued interest payable .....................            35            1,936           (2,058)           2,930
          Other, net .............................................       145,680         (287,148)          38,863         (148,891)
                                                                   -------------    -------------    -------------    -------------
               Net cash provided by (used in) operating activities       144,375          (45,720)            (116)        (147,981)
                                                                   -------------    -------------    -------------    -------------
Cash flows from investing activities:
     Net decrease (increase) in money market investments .........      (263,002)          32,872          (50,752)        (356,745)
     Proceeds from maturities of investment securities
          held to maturity .......................................       157,861          519,474          732,459        1,917,014
     Purchases of investment securities held to maturity .........      (260,926)        (478,167)      (1,263,474)      (1,644,229)
     Proceeds from sales of investment securities
          available for sale .....................................        77,919          100,100          228,653          240,070
     Proceeds from maturities of investment securities
          available for sale .....................................        20,560           63,571          152,092          281,260
     Purchases of investment securities available for sale .......      (261,380)        (114,702)        (535,305)        (441,121)
     Proceeds from sales of loans and leases .....................       190,459          218,275          813,629          637,805
     Net increase in loans and leases ............................      (611,840)        (550,223)      (1,681,443)      (1,293,971)
     Payments on leveraged leases ................................        (3,950)          (2,773)          (8,118)          (3,840)
     Principal collections on leveraged leases ...................         3,950            2,773            8,118            3,840
     Proceeds from sales of premises and equipment ...............         4,300            1,969            5,172            4,354
     Purchases of premises and equipment .........................       (28,248)         (14,024)         (65,501)         (36,605)
     Proceeds from sales of mortgage-servicing rights ............           773            1,527           21,776            2,136
     Purchases of mortgage-servicing rights ......................           (86)            (874)          (1,014)          (2,337)
     Proceeds from sales of other assets .........................         2,251            1,942            5,793            6,037
     Cash paid for acquisitions, net of cash received ............          --              6,565              592           33,560
                                                                   -------------    -------------    -------------    -------------
               Net cash used in investing activities .............      (971,359)        (211,695)      (1,637,323)        (652,772)
                                                                   -------------    -------------    -------------    -------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

                                                                   Three Months Ended           Nine Months Ended
                                                                     September 30,                 September 30,
                                                              --------------------------    --------------------------
(In thousands)                                                    1999           1998           1999           1998
                                                              -----------    -----------    -----------    -----------
Cash flows from financing activities:
     Net increase (decrease) in deposits ..................       (61,951)       202,539       (317,851)       393,435
     Net change in short-term funds borrowed ..............       717,784          6,485      1,831,716        235,784
     Proceeds from FHLB advances over one year ............       350,000           --          365,000           --
     Payments on FHLB advances over one year ..............      (292,899)        (6,718)      (304,479)      (104,338)
     Proceeds from issuance of long-term debt .............          --             --             --          110,000
     Payments on long-term debt ...........................           (97)        (1,437)          (583)        (4,444)
     Proceeds from issuance of common stock ...............           813            680          3,584        134,661
     Payments to redeem common stock ......................        (3,803)       (11,879)        (4,769)       (25,281)
     Dividends paid .......................................       (22,921)       (30,584)
                                                              -----------    -----------    -----------    -----------
                                                                                                (10,869)       (56,911)
               Net cash provided by financing activities ..       686,926        178,801      1,515,707        709,233
                                                              -----------    -----------    -----------    -----------
Net decrease in cash and due from banks ...................      (140,058)       (78,614)      (121,732)       (91,520)
Cash and due from banks at beginning of period ............       882,772        697,265        864,446        710,171
                                                              -----------    -----------    -----------    -----------
Cash and due from banks at end of period ..................   $   742,714    $   618,651    $   742,714    $   618,651
                                                              ===========    ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                  Three Months Ended     Nine Months Ended
                                                     September 30,         September 30,
(In thousands)                                      1999       1998       1999       1998
                                                  --------   --------   --------   --------
Cash paid for:
     Interest .................................   $148,227   $101,605   $424,662   $293,990
     Income taxes .............................      9,683     10,218     25,103     35,216
Loans transferred to other real estate owned ..      4,655      2,285     10,352      3,473

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

                                                                                       Nine Months Ended
                                                                                       September 30, 1999
                                                              --------------------------------------------------------------------
                                                                                          Accumulated                      Total
                                                                Common     Comprehensive     Other        Retained     Shareholders'
                                                                 Stock         Income    Income (Loss)    Earnings         Equity
(In thousands)                                                -----------   -----------   -----------    -----------    -----------
Balance, January 1, 1999 .................................... $   324,099                 $    (4,280)   $   693,837    $ 1,013,656
Net income for the period ...................................               $   156,453                      156,453        156,453
                                                                            -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $4,668 ......                    (7,536)
    Reclassification for net realized securities loss
recorded
       in the income statement, net of tax benefit of $2,478.                     4,000
                                                                            -----------
    Other comprehensive loss ................................                    (3,536)       (3,536)                       (3,536)
                                                                            -----------
    Total comprehensive income ..............................               $   152,917
                                                                            ===========
Cash dividends:
    Preferred, paid by subsidiaries to minority .............                                                    (25)           (25)
shareholders
    Common, $.72 per share ..................................                                                (56,911)       (56,911)
Issuance of common shares for acquisitions ..................          83                                        797            880
Stock redeemed and retired ..................................      (4,769)                                                   (4,769)
Stock options exercised, net of shares tendered and retired .       7,123                                                     7,123
                                                              -----------                 -----------    -----------    -----------
Balance, September 30, 1999 ................................. $   326,536                 $    (7,816)   $   794,151    $ 1,112,871
                                                              ===========                 ===========    ===========    ===========



                                                                                       Nine Months Ended
                                                                                       September 30, 1998
                                                              --------------------------------------------------------------------
                                                                                          Accumulated                      Total
                                                                Common     Comprehensive     Other        Retained     Shareholders'
                                                                 Stock         Income    Income (Loss)    Earnings         Equity
(In thousands)                                                -----------   -----------   -----------    -----------    -----------
Balance, January 1, 1998 .................................... $   190,039                 $     1,902    $   550,111    $   742,052
Net income for the period ...................................               $   114,719                      114,719        114,719
                                                                            -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $1,907 ......                    (3,079)
    Reclassification for realized investment
       securities gain recorded in the income
       statement, net of tax expense of $834 ................                    (1,347)
                                                                            -----------
    Other comprehensive loss ................................                    (4,426)       (4,426)                       (4,426)
                                                                            -----------
    Total comprehensive income ..............................               $   110,293
                                                                            ===========
Cash dividends:
    Preferred, paid by subsidiaries to minority .............                                                    (38)           (38)
shareholders
    Common, $.40 per share ..................................                                                (29,660)       (29,660)
    Dividends of acquired companies prior to merger .........                                                   (886)          (886)
Net proceeds from stock offering ............................     129,832                                                   129,832
Issuance of common shares for acquisitions ..................      13,633                         100         26,654         40,387
Conversion of acquired company convertible
    debt prior to acquisition ...............................       4,546                                                     4,546
Exercise of acquired company warrants prior to ..............       1,852                                                     1,852
acquisition
Stock redeemed and retired ..................................     (25,281)                                                  (25,281)
Stock options exercised, net of shares tendered and retired..                                                  4,171
                                                              -----------                 -----------    -----------    -----------
Balance, September 30, 1998 ................................. $   318,792                 $    (2,424)   $   660,900    $   977,268
                                                              ===========                 ===========    ===========    ===========



Comprehensive income for the three months ended September 30, 1999 and 1998 was $47,379 and $40,342 respectively.

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

On January 6, 1998 the Company acquired Vectra Banking Corporation and its banking subsidiary Vectra Bank. On May 22, 1998, the Company acquired FP Bancorp, Inc. and its banking subsidiary First Pacific National Bank. On September 8, 1998, the Company acquired The Commerce Bancorporation and its banking subsidiary The Commerce Bank of Washington, N.A. All three acquisitions were accounted for as poolings of interests and were considered significant. Accordingly, prior year amounts have been restated. Certain amounts in the 1998 consolidated financial statements have also been reclassified to conform to the 1999 presentation. On October 1, 1998, the Company acquired The Sumitomo Bank of California in a transaction accounted for as a purchase. In a purchase transaction results of operations for the acquired entity are only included subsequent to the acquisition date. Therefore, financial information as of September 30, 1999 and for the three months and nine months ended September 30, 1999, can not be compared directly with the corresponding information for 1998.

Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year to end December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1998.

Accounting Standards Not Adopted

In September 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses of a derivative depends on the intended use of the derivative and the resulting designation.

Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The original effective date of this statement, as amended by Statement No. 137, has been delayed and it is now effective for all fiscal quarters of fiscal years beginning after September 15, 2000, and should not be applied retroactively to financial statements of prior periods. The Company is currently studying the statement to determine its future effects.

ZIONS BANCORPORATION AND SUBSIDIARIES

Significant Transaction

On June 6, 1999 the Company announced a definitive agreement to merge with First Security Corporation in a stock-for-stock transaction valued at approximately $5.9 billion. The new organization will be known as First Security Corporation and will be headquartered in Salt Lake City, Utah. Immediately prior to the merger First Security will change its common stock in a reclassification, whereby First Security stockholders will receive 0.442 of a share of First Security common stock for each share of First Security held before the reclassification. As a result of the merger, Zions Bancorporation shareholders will receive one share of new First Security common stock in exchange for each share of Zions common stock. The transaction will be accounted for as a pooling-of-interests and is expected to close during the fourth quarter of 1999. The combined companies will have total assets of approximately $40 billion.

Operating Segment Information

The following is a summary of selected operating segment information for the three months and nine months ended September 30, 1999 and September 30, 1998. The Company manages its operations and prepares management reports with a primary focus on geographical area. All segments presented, except for the segment defined as "other" are based on commercial banking operations. Zions First National Bank and subsidiaries operates 118 branches in Utah and 17 in Idaho. California Bank & Trust operates 71 branches in Northern and Southern California. Vectra Bank Colorado operates 54 branches in Colorado and one branch in New Mexico. National Bank of Arizona operates a total of 36 branches in Arizona. Nevada State Bank operates 44 offices in Nevada, and The Commerce Bank of Washington operates 1 office in Washington. The operating segment defined as "other" includes the Parent company, smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated usage of those services.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents Operating Segment Information for the three months ended September 30, 1999 and for the three months ended September 30, 1998.



                                      ZIONS FIRST
                                     NATIONAL BANK           CALIFORNIA           VECTRA BANK        NATIONAL BANK OF
                                   AND SUBSIDIARIES         BANK & TRUST           COLORADO               ARIZONA
(Amounts in millions)               1999       1998       1999       1998       1999       1998       1999       1998
                                  --------   --------   --------   --------   --------   --------   --------   --------
CONDENSED INCOME STATEMENT
Net interest income ...........   $   55.7   $   57.3   $   66.5   $   19.5   $   22.0   $   21.1   $   19.8   $   17.7
Provision for loan losses .....        2.3        1.5       --         --          0.6        0.6        0.6       --
Noninterest income ............       38.7       34.8        8.5        2.3        4.0        4.5        3.6        2.6
Noninterest expense ...........       52.2       54.5       45.0       14.8       19.6       16.4       11.2       10.5
Income tax expense (benefit) ..       12.2        8.2       12.8        2.9        2.5        3.3        4.2        3.7
Minority interest .............        0.2       --         --         --         --         --         --         --
                                  --------   --------   --------   --------   --------   --------   --------   --------
     Net income ...............   $   27.5   $   27.9   $   17.2   $    4.1   $    3.3   $    5.3   $    7.4   $    6.1
                                  ========   ========   ========   ========   ========   ========   ========   ========
AVERAGE BALANCE SHEET DATA
Total assets ..................   $  7,228   $  6,699   $  6,042   $  1,352   $  2,037   $  1,589   $  1,515   $  1,385
Net loans and leases ..........      3,701      3,012      4,175        803      1,381        970      1,123        889
Total deposits ................      3,742      4,029      5,317      1,214      1,565      1,339      1,258      1,168


                                   NEVADA STATE BANK    THE COMMERCE BANK OF
                                    AND SUBSIDIARIES         WASHINGTON              OTHER         CONSOLIDATED COMPANY
(Amounts in millions)               1999       1998       1999       1998       1999       1998       1999       1998
                                  --------   --------   --------   --------   --------   --------   --------   --------
CONDENSED INCOME STATEMENT
Net interest income ...........   $   13.0   $   12.5   $    4.1   $    3.4   $   (4.8)  $   (0.8)  $  176.3   $  130.7
Provision for loan losses .....        0.4        0.4        0.1       --          0.0        0.0        4.0        2.5
Noninterest income ............        4.3        4.3        0.2        0.3        1.9        0.8       61.2       49.6
Noninterest expense ...........       11.1       11.0        2.0        1.7        7.7        3.9      148.8      112.8
Income tax expense (benefit) ..        2.0        2.0        0.7        0.6       (5.4)       1.6       29.0       22.3
Minority interest .............                  --         --         --         --          0.7       --          0.9
                                  --------   --------   --------   --------   --------   --------   --------   --------
     Net income ...............   $    3.8   $    3.4   $    1.5   $    1.4   $   (5.9)  $   (5.5)  $   54.8   $   42.7
                                  ========   ========   ========   ========   ========   ========   ========   ========

AVERAGE BALANCE SHEET DATA
Total assets ..................   $  1,194   $  1,066   $    391   $    308   $    104   $    (46)  $ 18,511   $ 12,353
Net loans and leases ..........        592        522        173        158         22         14     11,167      6,368
Total deposits ................        960        867        267        214        (19)      (290)    13,090       8,54

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents Operating Segment Information for the nine months ended September 30, 1999 and for the nine months ended September 30, 1998.


                                      ZIONS FIRST
                                     NATIONAL BANK           CALIFORNIA           VECTRA BANK        NATIONAL BANK OF
                                   AND SUBSIDIARIES         BANK & TRUST           COLORADO               ARIZONA
(Amounts in millions)               1999       1998       1999       1998       1999       1998       1999       1998
                                  --------   --------   --------   --------   --------   --------   --------   --------
CONDENSED INCOME STATEMENT
Net interest income ...........   $  165.6   $  164.0   $  191.9   $   54.7   $   65.9   $   55.7   $   56.6   $   52.5
Provision for loan losses .....        6.8        4.5       --          1.6        1.9        1.2        1.8        1.2
Noninterest income ............      117.7      103.7       26.3        6.6       13.0        9.9        9.8        6.8
Noninterest expense ...........      158.6      159.9      139.7       39.0       57.8       41.7       33.1       31.0
Income tax expense (benefit) ..       36.0       31.2       33.8        8.2        7.2        8.7       12.1       10.6
Minority interest .............        0.9       --         --         --         --         --         --         --
                                  --------   --------   --------   --------   --------   --------   --------   --------
     Net income ...............   $   81.0   $   72.1   $   44.7   $   12.5   $   12.0   $   14.0   $   19.4   $   16.5
                                  ========   ========   ========   ========   ========   ========   ========   ========

AVERAGE BALANCE SHEET DATA
Total assets ..................   $  7,110   $  6,441   $  6,030   $  1,282   $  1,959   $  1,537   $  1,493   $  1,357
Net loans and leases ..........      3,639      2,894      4,199        759      1,293        938      1,083        851
Total deposits ................      3,754      3,777      5,327      1,156      1,595      1,267      1,244      1,162



                                   NEVADA STATE BANK    THE COMMERCE BANK OF
                                    AND SUBSIDIARIES         WASHINGTON              OTHER         CONSOLIDATED COMPANY
(Amounts in millions)               1999       1998       1999       1998       1999       1998       1999       1998
                                  --------   --------   --------   --------   --------   --------   --------   --------
CONDENSED INCOME STATEMENT
Net interest income ...........   $   38.2   $   37.6   $   11.3   $   10.4   $  (11.7)  $   (5.9)  $  517.8   $  369.0
Provision for loan losses .....        1.2        1.2        0.5        0.1       (0.4)      (0.5)      11.8        9.3
Noninterest income ............       12.6       11.2        0.6        1.2        5.3        2.8      185.3      142.2
Noninterest expense ...........       33.4       32.3        5.5       13.9       20.7       13.2      448.8      331.0
Income tax expense (benefit) ..        5.5        5.1        1.9       (0.6)     (13.5)      (7.0)      83.0       56.2
Minority interest .............       --         --         --         --          2.1       --          3.0       --
                                  --------   --------   --------   --------   --------   --------   --------   --------
     Net income ...............   $   10.7   $   10.2   $    4.0   $   (1.8)  $  (15.3)  $   (8.8)  $  156.5   $  114.7
                                  ========   ========   ========   ========   ========   ========   ========   ========

AVERAGE BALANCE SHEET DATA
Total assets ..................   $  1,148   $  1,026   $    359   $    300   $    (29)  $     (8)  $ 18,070   $ 11,935
Net loans and leases ..........        558        508        163        154         20          8     10,955      6,112
Total deposits ................        940        851        241        212        (24)      (118)    13,077      8,307

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
(Unaudited)


                                                   Three Months Ended                  Nine Months Ended
                                                        September                          September
                                            --------------------------------   --------------------------------
(In thousands, except per share               1999        1998      % Change     1999        1998      % Change
and ratio data)                             --------    --------    --------   --------    --------    --------
EARNINGS
Taxable-equivalent net interest income ..   $179,716    $132,968     35.16 %   $527,502    $375,420     40.51 %
Net interest income .....................    176,323     130,749     34.86 %    517,770     369,045     40.30 %
Noninterest income ......................     61,170      49,607     23.31 %    185,258     142,165     30.31 %
Provision for loan losses ...............      3,977       2,485     60.04 %     11,841       9,304     27.27 %
Noninterest expense .....................    148,855     112,840     31.92 %    448,764     331,009     35.57 %
Income before income taxes ..............     84,661      65,031     30.19 %    242,423     170,897     41.85 %
Income taxes ............................     28,961      22,292     29.92 %     82,990      56,178     47.73 %
Minority interest .......................        906        --                                2,980        --
Net income ..............................     54,794      42,739     28.21 %    156,453     114,719     36.38 %

PER COMMON SHARE
Net income (diluted) ....................       0.69        0.54     27.78 %       1.96        1.50     30.67 %
Dividends ...............................       0.29        0.14    107.14 %       0.72        0.40     80.00 %
Book value ..............................                                         14.09       12.59     11.91 %

SELECTED RATIOS
Return on average assets ................       1.17%       1.37%                  1.16%       1.29%
Return on average common equity .........      19.55%      17.38%                 19.37%      17.90%
Efficiency ratio ........................      61.79%      61.80%                 62.96%      63.95%
Net interest margin .....................       4.28%       4.73%                  4.35%       4.62%

OPERATING CASH EARNINGS*
Taxable-equivalent net interest income ..   $179,716    $132,968     35.16 %   $527,502    $375,420     40.51 %
Net interest income .....................    176,323     130,749     34.86 %    517,770     369,045     40.30 %
Noninterest income ......................     61,170      49,607     23.31 %    185,258     142,165     30.31 %
Provision for loan losses ...............      3,977       2,485     60.04 %     11,841       9,304     27.27 %
Noninterest expense .....................    143,798     107,390     33.90 %    434,772     306,778     41.72 %
Income before income taxes ..............     89,718      70,481     27.29 %    256,415     195,128     31.41 %
Income taxes ............................     29,850      23,547     26.77 %     85,312      61,451     38.83 %
Minority interest .......................        906        --                                2,980        --
Net income ..............................     58,962      46,934     25.63 %    168,123     133,677     25.77 %

PER COMMON SHARE
Net income (diluted) ....................       0.74        0.59     25.42 %       2.10        1.75     20.00 %
Dividends ...............................       0.29        0.14    107.14 %       0.72        0.40     80.00 %
Book value ..............................                                         10.82       10.42      3.84 %

SELECTED RATIOS
Return on average assets ................       1.28%       1.53%                  1.26%       1.52%
Return on average common equity .........      27.34%      23.08%                 27.54%      26.06%
Efficiency ratio ........................      59.70%      58.82%                 61.00%      59.27%
Net interest margin .....................       4.28%       4.73%                  4.35%       4.62%

* Before amortization of goodwill and core deposit intangible assets and merger charges.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

                                                         Three Months Ended                    Nine Months Ended
                                                             September                              September
                                                -----------------------------------  -------------------------------------
(In thousands, except per share                    1999           1998     % Change      1999           1998      % Change
and ratio data)                                 -----------   -----------    ------  -----------    -----------     ------
AVERAGE BALANCES
Total assets ................................   $18,511,358   $12,352,632    49.86%  $18,069,964    $11,934,762     51.41%
Securities ..................................     4,325,455     3,320,877    30.25%    4,175,453      3,112,055     34.17%
Net loans and leases ........................    11,166,519     6,367,862    75.36%   10,954,769      6,111,670     79.24%
Goodwill and core deposit intangibles .......       256,420       168,897    51.82%      263,534        171,073     54.05%
Total deposits ..............................    13,090,340     8,541,182    53.26%   13,077,070      8,307,012     57.42%
Minority interest ...........................        38,066          --                   37,152           --
Shareholders' equity ........................     1,111,990       975,796    13.96%    1,079,836        856,848     26.02%


Weighted average common and common-
     equivalent shares outstanding ..........    79,949,442    79,006,517     1.19%   79,963,702     76,237,501      4.93%

AT PERIOD END
Total assets ................................                                        $18,595,464    $12,385,434     50.14%
Securities ..................................                                          4,470,409      2,966,175     50.71%
Net loans and leases ........................                                         11,416,537      6,763,207     68.80%
Allowance for loan losses ...................                                            198,559        100,440     97.69%
Goodwill and core deposit intangibles .......                                            258,359        168,869     52.99%
Total deposits ..............................                                         13,008,773      8,932,022     45.64%
 Minority interest ..........................                                             38,523           --
Shareholders' equity ........................                                          1,112,871        977,268     13.88%

Common shares outstanding ...................                                         78,992,418     77,594,651      1.80%

Average equity to average assets ............          6.01%         7.90%                  5.98%          7.18%
Common dividend payout ......................         41.86%        25.41%                 36.38%         25.85%

Nonperforming assets ........................                                             58,334         35,793     62.98%
Loans past due 90 days or more ..............                                             32,515         12,432    161.54%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at September 30 ...                                               0.51%          0.53%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved record earnings for the quarter and nine months ended September 30, 1999. Consolidated net income for the third quarter of 1999 was $54.8 million or $0.69 per diluted share, an increase of 28.2% and 27.8%, respectively, over the $42.7 million or $0.54 earned in the third quarter of 1998. Consolidated net income for the third quarter of 1999 increased 3.8% and 4.5%, respectively, from $52.8 million or $0.66 per diluted share for the second quarter of 1999. The quarterly dividend per share remained the same as the second quarter of 1999 at $.29 per share. The dividend was up 107.1% from the $.14 per share dividend for the third quarter of 1998. As discussed in Notes to Consolidated Financial Statements, due to the acquisition of The Sumitomo Bank of California on October 1, 1998 in a transaction accounted for as a purchase, financial information for 1999 is not directly comparable to 1998.

Consolidated net income was $156.5 million or $1.96 per diluted share for the first nine months of 1999, compared to the $114.7 million or $1.50 per diluted share for the first nine months of 1998, which constituted increases of 36.4% and 30.7% respectively.

The annualized return on average assets for the third quarter and for the first nine months of 1999 was 1.17% and 1.16% compared to 1.37% and 1.29%, respectively, in 1998, resulting in an annualized return on average common shareholders' equity of 19.55% and 19.37% for the third quarter and for the first nine months of 1999, compared to 17.38% and 17.90% for the same periods of 1998. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the third quarter and for the first nine months of 1999 was 61.79% and 62.96%, respectively, compared to 61.80% and 63.95% for the same periods of 1998.

The Company's third-quarter $12.1 million (28.2%) increase in earnings relative to the same period a year ago reflects a $45.6 million (34.9%) increase in net interest income, a $11.6 million (23.3%) increase in noninterest income, partially offset by a $1.5 million (60.0%) increase in the provision for loan losses, a $36.0 million (31.9%) increase in noninterest expenses and a $6.7 million (29.9%) increase in income tax expense.

The Company's $41.7 million (36.4%) increase in net income for the nine-month period ended September 30, 1999 compared to the similar period in 1998, reflects a $148.7 million (40.3%) increase in net interest income, a $43.1 million (30.3%) increase in noninterest income, partially offset by a $2.5 million (27.3%) increase in the provision for loan losses, a $117.8 million (35.6%) increase in noninterest expenses and a $26.8 million (47.7%) increase in income tax expense.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Operating cash earnings for the quarter were $59.0 million or $0.74 per diluted share, an increase of 25.6% and 25.4%, respectively, over the $46.9 million or $0.59 per diluted share earned in the third quarter of 1998. Operating cash earnings for the third quarter of 1999 increased 4.0% over the $56.7 million earned during the second quarter of 1999. Operating cash earnings per diluted share for the third quarter of 1999 increased 4.2% over the $.71 for the second quarter of 1999. Year-to-date operating cash earnings were $168.1 million or $2.10 per diluted share, an increase of 25.8% and 20.0%, respectively, over the $133.7 million or $1.75 per diluted share earned in the first nine months of 1998.

The operating cash annualized return on average assets for the third quarter and for the first nine months of 1999 was 1.28% and 1.26% compared to 1.53% and 1.52%, respectively, in 1998. Operating cash annualized return on average common shareholders' equity was 27.34% and 27.54% for the third quarter and for the first nine months of 1999, compared to 23.08% and 26.06% for the same periods of 1998. The Company's cash efficiency ratio for the third quarter and for the first nine months of 1999 was 59.70% and 61.00%, respectively, compared to 58.82% and 59.27% for the same periods of 1998.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the third quarter of 1999, adjusted to a fully taxable-equivalent basis, increased 35.2% to $179.7 million compared to $133.0 million for the third quarter of 1998 and increased 1.0% from $177.9 million for the second quarter of 1999. Net interest margin was 4.28% for the third quarter of 1999, compared to 4.73% for the third quarter of 1998 and 4.38% for the second quarter of 1999. Nine-month net interest income, on a fully taxable-equivalent basis, was $527.5 million in 1999, an increase of 40.5% compared to $375.4 million for the first nine months of 1998. Net interest margin for the first nine months of 1999 was 4.35%, compared to 4.62% for the first nine months of 1998.

The yield on average earning assets decreased 61 basis points during the third quarter of 1999 as compared to the third quarter of 1998, and decreased 3 basis points from the second quarter of 1999. The average rate paid this quarter on interest-bearing funds decreased 35 basis points from the third quarter of 1998 and increased 9 basis points from the second quarter of 1999. Comparing the first nine months of 1999 with 1998, the yield on average earning assets decreased 47 basis points, while the cost of interest-bearing funds decreased by 36 basis points.

The spread on average interest-bearing funds for the third quarter of 1999 was 3.62%, down from the 3.89% for the third quarter of 1998 and down from the 3.74% for the second quarter of 1999. The spread on average interest-bearing funds for the first nine months of 1999 was 3.70% compared with 3.81% for the same period in 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                          Three Months Ended                       Three Months Ended
                                                          September 30, 1999                       September 30, 1998
                                                -------------------------------------    -------------------------------------
                                                   Average        Amount of    Average      Average        Amount of    Average
(In thousands)                                     Balance       Interest(1)    Rate        Balance       Interest(1)    Rate
                                                ------------    ------------   ------    ------------    ------------   ------
ASSETS
Money market investments ....................   $  1,161,524    $     16,488     5.63%   $  1,460,386    $     21,303     5.79%
Securities:
     Held to maturity .......................      3,300,860          51,335     6.17%      2,385,588          41,595     6.92%
     Available for sale .....................        548,531           6,727     4.87%        579,108           7,069     4.84%
     Trading account ........................        476,064           7,333     6.11%        356,181           5,880     6.55%
                                                ------------    ------------             ------------    ------------
          Total securities ..................      4,325,455          65,395     6.00%      3,320,877          54,544     6.52%
                                                ------------    ------------             ------------    ------------
Loans:
     Loans held for sale ....................        168,011           2,780     6.56%        179,870           3,436     7.58%
     Net loans and leases(2).................     10,998,508         243,291     8.78%      6,187,992         157,453    10.09%
                                                ------------    ------------             ------------    ------------
          Total loans .......................     11,166,519         246,071     8.74%      6,367,862         160,889    10.02%
                                                ------------    ------------             ------------    ------------
Total interest-earning assets ...............   $ 16,653,498    $    327,954     7.81%   $ 11,149,125    $    236,736     8.42%
                                                                ------------                             ------------
Cash and due from banks .....................        803,322                                  671,410
Allowance for loan losses ...................       (204,831)                                 (97,805)
Goodwill and core deposit intangibles .......        256,420                                  168,897
Other assets ................................      1,002,949                                  461,005
                                                ------------                             ------------
        Total assets ........................   $ 18,511,358                             $ 12,352,632
                                                ============                             ============

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits ...............   $  1,542,653    $      8,905     2.29%   $  1,371,319    $     11,095     3.21%
     Money market super NOW deposits ........      5,472,655          51,111     3.71%      2,958,613          27,521     3.69%
     Time deposits under $100,000 ...........      1,908,329          22,261     4.63%      1,326,955          18,191     5.44%
     Time deposits $100,000 or more .........        985,235          11,888     4.79%        595,363           8,751     5.83%
     Foreign deposits .......................        158,137           1,747     4.38%        200,549           2,196     4.34%
                                                ------------    ------------             ------------    ------------
          Total interest-bearing deposits ...     10,067,009          95,912     3.78%      6,452,799          67,754     4.17%
                                                ------------    ------------             ------------    ------------
Borrowed funds:
     Securities sold, not yet purchased .....        245,810           4,216     6.80%        218,373           2,838     5.16%
     Federal funds purchased and security
          repurchase agreements .............      2,314,565          26,601     4.56%      1,839,249          22,730     4.90%
     Commercial paper .......................        269,629           3,674     5.41%         37,371             510     5.41%
     FHLB advances and other borrowings:
          less than one year ................        595,903           7,783     5.18%         18,195             294     6.41%
          over one year .....................         79,032           1,403     7.04%        102,296           1,697     6.58%
     Long-term debt .........................        453,114           8,649     7.57%        403,900           7,945     7.80%
                                                ------------    ------------             ------------    ------------
          Total borrowed funds ..............      3,958,053          52,326     5.24%      2,619,384          36,014     5.45%
                                                ------------    ------------             ------------    ------------
          Total interest-bearing liabilities    $ 14,025,062    $    148,238     4.19%   $  9,072,183    $    103,768     4.54%
                                                                ------------                             ------------
Noninterest-bearing deposits ................      3,023,331                                2,088,383
Other liabilities ...........................        312,909                                  216,270
                                                ------------                             ------------
          Total liabilities .................     17,361,302                               11,376,836
Minority interest ...........................         38,066                                     --
          Total shareholders' equity ........      1,111,990                                  975,796
                                                ------------                             ------------
          Total liabilities and shareholders'
             equity..........................   $ 18,511,358                             $ 12,352,632
                                                ============                             ============
Spread on average interest-bearing funds ....                                    3.62%                                    3.89%
                                                                                 ====                                     ====
Net interest income and net yield on
     interest-earning assets ................                   $    179,716     4.28%                   $    132,968     4.73%
                                                                ============     ====                    ============     ====


1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                           Nine Months Ended                        Nine Months Ended
                                                          September 30, 1999                       September 30, 1998
                                                -------------------------------------    -------------------------------------
                                                   Average        Amount of    Average      Average        Amount of    Average
(In thousands)                                     Balance       Interest(1)    Rate        Balance       Interest(1)    Rate
                                                ------------    ------------   ------    ------------    ------------   ------
ASSETS
Money market investments ....................   $  1,080,970    $     47,016     5.82%   $  1,629,046    $     68,983     5.66%
Securities:
     Held to maturity .......................      3,156,288         148,548     6.29%      2,104,722         109,867     6.98%
     Available for sale .....................        482,817          19,623     5.43%        595,740          25,587     5.74%
     Trading account ........................        536,348          22,108     5.51%        411,593          18,126     5.89%
                                                ------------    ------------             ------------    ------------
          Total securities ..................      4,175,453         190,279     6.09%      3,112,055         153,580     6.60%
                                                ------------    ------------             ------------    ------------
Loans:
     Loans held for sale ....................        185,241           9,273     6.69%        196,270          10,652     7.26%
     Net loans and leases(2).................     10,769,528         703,531     8.73%      5,915,400         440,962     9.97%
                                                ------------    ------------             ------------    ------------
          Total loans .......................     10,954,769         712,804     8.70%      6,111,670         451,614     9.88%
                                                ------------    ------------             ------------    ------------
Total interest-earning assets ...............   $ 16,211,192    $    950,099     7.84%   $ 10,852,771    $    674,177     8.31%
                                                                ------------                             ------------
Cash and due from banks .....................        785,274                                  591,300
Allowance for loan losses ...................       (204,243)                                 (97,575)
Goodwill and core deposit intangibles .......        263,534                                  171,073
Other assets ................................      1,014,207                                  417,193
                                                ------------                             ------------
        Total assets ........................   $ 18,069,964                             $ 11,934,762
                                                ============                             ============

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits ...............   $  1,561,869    $     27,410     2.35%   $  1,150,577    $     26,603     3.09%
     Money market super NOW deposits ........      5,134,415         138,666     3.61%      3,084,133          84,462     3.66%
     Time deposits under $100,000 ...........      2,041,241          72,131     4.72%      1,268,701          51,038     5.38%
     Time deposits $100,000 or more .........      1,163,367          42,235     4.85%        589,615          25,257     5.73%
     Foreign deposits .......................        166,179           5,277     4.25%        176,197           5,970     4.53%
                                                ------------    ------------             ------------    ------------
          Total interest-bearing deposits ...     10,067,071         285,719     3.79%      6,269,223         193,330     4.12%
                                                ------------    ------------             ------------    ------------
Borrowed funds:
     Securities sold, not yet purchased .....        284,602          12,155     5.71%        194,815           7,444     5.11%
     Federal funds purchased and security
          repurchase agreements .............      2,151,261          71,824     4.46%      1,878,863          68,285     4.86%
     Commercial paper .......................        158,455           6,295     5.31%         12,545             514     5.48%
     FHLB advances and other borrowings:
          less than one year ................        469,299          17,316     4.93%         61,291           2,899     6.32%
          over one year .....................         63,150           3,120     6.61%        131,310           5,598     5.70%
     Long-term debt .........................        452,728          26,168     7.73%        319,598          20,687     8.65%
                                                ------------    ------------             ------------    ------------
          Total borrowed funds ..............      3,579,495         136,878     5.11%      2,598,422         105,427     5.42%
                                                ------------    ------------             ------------    ------------
          Total interest-bearing liabilities    $ 13,646,566    $    422,597     4.14%   $  8,867,645    $    298,757     4.50%
                                                                ------------                             ------------
Noninterest-bearing deposits ................      3,009,999                                2,037,789
Other liabilities ...........................        296,411                                  172,480
                                                ------------                              -----------
          Total liabilities .................     16,952,976                               11,077,914
Minority interest ...........................         37,152                                     --
          Total shareholders' equity ........      1,079,836                                  856,848
                                                ------------                             ------------
          Total liabilities and shareholders'
             equity..........................   $ 18,069,964                             $ 11,934,762
                                                ============                             ============

Spread on average interest-bearing funds ....                                    3.70%                                    3.81%
                                                                                 ====                                     ====
Net interest income and net yield on
     interest-earning assets ................                   $    527,502     4.35%                   $    375,420     4.62%
                                                                ============     ====                    ============     ====

1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company manages its earnings sensitivity to interest rate movements, in part, by matching the repricing characteristics of its assets and liabilities and through the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for the first nine months of 1999 was $7.0 million compared to $4.5 million for the first nine months of 1998.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 60.0% to $4.0 million for the third quarter of 1999, as compared with $2.5 million for the third quarter of 1998, and increased 9.5% from the $3.6 million for the second quarter of 1999. The provision for loan losses for the first nine months of 1999 totaled $11.8 million, 27.3% more than the $9.3 million provision for the first nine months of 1998. Annualized, the nine month provision is .14% of average loans for 1999 compared to .20% for 1998.

NONINTEREST INCOME

Noninterest income for the third quarter of 1999 was $61.2 million, an increase of 23.3% from the $49.6 million for the third quarter of 1998 and an increase of 0.7% over the $60.7 million for the second quarter of 1999. Primary contributors to the increase in noninterest income were service charges on deposit accounts; other service charges, commissions and fees; trust income; underwriting and trading income; and other income. Comparing the segments of noninterest income for the third quarter of 1999 and the third quarter of 1998 service charges on deposit accounts increased 29.3%; other service charges, commissions and fees increased 9.2%; trust income increased 70.7%; underwriting and trading income increased 6.8%; loan sales and servicing income decreased 27.4%; and other income increased 192.5%. Net losses of $0.3 million on the sale of investment securities were realized during the third quarter of 1999 compared to net losses of $0.8 million during the third quarter of 1998. The increase in other income includes approximately $1.9 million of income from investments in bank owned life insurance policies, and income from nonmarketable securities previously classified as securities income.

Noninterest income for the nine months ending September 30, 1999 was $185.3 million, an increase of 30.3% over $142.2 million for the first nine months of 1998. Comparing the segments of noninterest income for the first nine months of 1999 and the first nine months of 1998, service charges on deposit accounts increased 32.8%; other service charges, commissions and fees increased 25.1%; trust income increased 80.9%; underwriting and trading income increased 57.5%; loan sales and servicing income increased 0.4%; and other income increased 133.3%. Net losses of $1.4 million on the sale of investment securities was realized during the first nine months of 1999 compared to net gains of $2.2 million during the first nine months of 1998. The main reasons for the increase in other income are $5.2 million of income from investments in bank owned life insurance policies in 1999 and income from nonmarketable equity securities previously classified as securities income. The increase in underwriting and trading income reflects the Company's commencement of providing online executable bond sales over Bloomberg and the Internet and the underwriting of municipal revenue bonds.

ZIONS BANCORPORATION AND SUBSIDIARIES

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 1999 was $148.9 million, an increase of 31.9% over $112.8 million for the third quarter of 1998, and a decrease of 1.5% from the $151.2 million for the second quarter of 1999. Comparing significant noninterest expense segments for the third quarter of 1999 and the third quarter of 1998, salaries and employee benefits increased 37.5%, occupancy increased 53.3%, furniture and equipment expense increased 13.8% and the total of all other expenses, excluding merger related expenses, increased 29.6% which included significant increases in legal and professional services, postage, advertising, amortization of goodwill and core deposit intangible assets and other expenses.

Noninterest expense for the nine months ending September 30, 1999 was $448.8 million, an increase of 35.6% over $331.0 million for the first nine months of 1998. Comparing significant noninterest expense segments for the first nine months of 1999 and the first nine months of 1998, salaries and employee benefits increased 47.9%, occupancy increased 76.1%, furniture and equipment expenses increased 19.2%, and the total of all other expenses, excluding merger related expenses, increased 30.9% which included significant increases for legal and professional services, postage, advertising, amortization of goodwill and core deposit intangible assets and other expenses.

The increase in noninterest expense in 1999 resulted primarily from acquisitions, including the acquisition of The Sumitomo Bank of California in a purchase transaction, expansion of business lines and investment in personnel in selected areas to enhance future revenue growth. At September 30, 1999, the Company had 6,554 full time equivalent employees, 343 offices and 483 ATMs compared to 5,278 full time equivalent employees, 280 offices and 395 ATMs at September 30, 1998.

INCOME TAXES

The Company's income taxes increased 29.9% to $29.0 million for the third quarter of 1999 compared to $22.3 million for the third quarter of 1998 and increased 6.9% from the $27.1 million for the second quarter of 1999. The Company's income taxes were $83.0 million for the first nine months of 1999 as compared to $56.2 million for the first nine months of 1998. The Company's effective income tax rate was 34.2% for the first nine months of 1999, up from 32.9% for the first nine months of 1998. The increased effective tax rate for 1999 compared to 1998 results primarily from changes in estimates of tax benefits from NOL and refund claims recorded in 1998.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 49.4% to $16,211 million for the nine months ended September 30, 1999, compared to $10,853 million for the nine months ended September 30, 1998. Earning assets comprised 89.7% of total average assets for the first nine months of 1999, compared with 90.9% for the first nine months of 1998.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements decreased 33.6% to $1,081 million in the first nine months of 1999 as compared to $1,629 million in the first nine months of 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first nine months of 1999, average securities increased 34.2% to $4,175 million compared to $3,112 million in the first nine months of 1998. Average held to maturity securities increased 50.0%, available for sale securities decreased 19.0%, and trading account securities increased 30.3% compared with the first nine months of 1998.

Average net loans and leases increased 79.2% to $10,955 million for the first nine months of 1999 compared to $6,112 million in the first nine months of 1998, representing 67.6% of earning assets in the first nine months of 1999 compared to 56.3% in the first nine months of 1998. Average net loans and leases were 83.8% of average total deposits for the nine months ended September 30, 1999, as compared to 73.6% for the nine months ended September 30, 1998.

INVESTMENT SECURITIES

The following table presents the Company's investment securities on September 30, 1999, December 31, 1998 and September 30, 1998. As of September 30, 1999, the Company had approximately $55 million of Small Business Administration originator fee certificates that have been classified in other assets and are measured as available for sale securities.

                                              September 30,            December 31,           September 30,
                                                  1999                     1998                   1998
                                          ---------------------   ---------------------   ---------------------
                                          Amortized     Market    Amortized     Market    Amortized     Market
(In millions)                               cost        value       cost        value       cost        value
                                          ---------   ---------   ---------   ---------   ---------   ---------
Held to maturity
    U.S. Treasury Securities ..........   $       1   $       1   $      63   $      63   $       3   $       3
    U.S. government agencies and
      corporations:
       Small Business
            Administration loan-
            backed securities .........         434         429         358         356         392         392
       Other agency securities ........       1,194       1,176         939         944       1,423       1,434
    States and political subdivisions .         359         356         285         293         281         289
    Mortgage-backed securities ........       1,336       1,337       1,159       1,166         109         110
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                              3,324       3,299       2,804       2,822       2,208       2,228
                                          ---------   ---------   ---------   ---------   ---------   ---------
Available for sale
    U.S. Treasury securities ..........          77          77          46          47          32          33
    U.S. government agencies and
      corporations:
       Small Business
            Administration originator
               fee certificates .......        --          --            85          69          86          73
       Other agency securities .......           54          54         112         113         120         122
    States and political subdivisions .           8           8          15          16          11          12
    Mortgage and other
       asset-backed securities ........         102         102         179         180          38          38
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                241         241         437         425         287         278
                                          ---------   ---------   ---------   ---------   ---------   ---------
    Equity securities:
       Mutual funds:
            Accessor Funds, Inc. ......         373         371         116         118         134         137
       Stock:
            Federal Home Loan Bank ....        --          --           101         100         104         104
            Other .....................           3           2          37          41          33          35
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                376         373         254         259         271         276
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                617         614         691         684         558         554
                                          ---------   ---------   ---------   ---------   ---------   ---------
    Total .............................   $   3,941   $   3,913   $   3,495   $   3,506   $   2,766   $   2,782
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

The table below sets forth the amount of loans outstanding by type on September 30, 1999, December 31, 1998 and September 30, 1998.

(In millions)


                                             September 30,  December 31,  September 30,
Types                                            1999          1998          1998
-----                                         -----------   -----------   -----------
Loans held for sale .......................   $       154   $       232   $       192
Commercial, financial, and agricultural ...         2,747         2,692         1,765
Real estate:
       Construction .......................         1,385           867           709
       Other:
               Home equity credit line ....           199           222           175
               1-4 family residential .....         2,449         2,186         1,115
               Other real estate-secured ..         3,608         3,624         2,130
                                              -----------   -----------   -----------
                                                    6,256         6,032         3,420
                                              -----------   -----------   -----------
                                                    7,641         6,899         4,129
Consumer:
       Bankcard ...........................            84            87            59
       Other ..............................           485           452           410
                                              -----------   -----------   -----------
                                                      569           539           469

Lease financing ...........................           234           214           184
Foreign loans .............................            48            44          --
Other receivables .........................            76            62            68
                                              -----------   -----------   -----------
       Total loans ........................   $    11,469   $    10,682   $     6,807
                                              ===========   ===========   ===========

Loans held for sale on September 30, 1999 decreased 33.6% from year-end 1998. All other loans, net of unearned income and fees increased 8.3% to $11,262 million on September 30, 1999 compared to $10,401 million on December 31, 1998. Commercial loans, construction loans, other real estate-secured loans, consumer loans, lease financing, foreign loans, and other receivables increased from year end 2.1%, 59.8%, 3.7%, 5.5%, 9.8%, 6.9%, and 22.6%, respectively. Within the other real estate-secured loan portfolio, home equity credit line loans decreased 10.3%, 1-4 family residential loans increased 12.0% and all other real estate loans decreased .4% from year end.

ZIONS BANCORPORATION AND SUBSIDIARIES

On September 30, 1999, long-term first mortgage real estate loans serviced for others totaled $228 million and consumer and other loan securitizations, which relate primarily to loans sold under revolving securitization structures, totaled $1,224 million. During the first nine months of 1999, the Company sold $732 million of loans classified in held for sale, and securitized and sold SBA 504 loans, home equity credit line loans, credit card receivables and automobile loans totaling $852 million. During the first nine months of 1999, total loans sold were $1,584 million.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $58 million on September 30, 1999, down from $64 million on December 31, 1998, and up from $36 million on September 30, 1998. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .51%, .60% and .53% on September 30, 1999, December 31, 1998, and September 30, 1998, respectively.

Accruing loans past due 90 days or more totaled $33 million on September 30, 1999, up from $26 million on December 31, 1998, and up from $12 million on September 30, 1998. These loans equaled .28% of net loans and leases on September 30, 1999, as compared to .24% on December 31, 1998 and .18% on September 30, 1998.

No loans to borrowers were considered potential problems at September 30, 1999, December 31, 1998 and September 30, 1998. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans included in nonaccrual loans and leases, amounted to $39 million on September 30, 1999, as compared to $41 million on December 31, 1998, and $16 million on September 30, 1998. The Company considers a loan to be impaired when the accrual of interest has been discontinued and it meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on September 30, 1999, December 31, 1998, and September 30, 1998, is a required allowance of $13 million, $5 million and $1 million, respectively, on $16 million, $12 million and $5 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets on September 30, 1999, December 31, 1998, and September 30, 1998.


                                                   September 30,  December 31,   September 30,
(In millions)                                          1999           1998           1998
                                                   -----------    -----------    -----------
Nonaccrual loans ...............................   $        47    $        54    $        31
Restructured loans .............................             1              5              1
Other real estate owned and other
     nonperforming assets ......................            10              5              4
                                                   -----------    -----------    -----------
Total ..........................................   $        58    $        64    $        36
                                                   ===========    ===========    ===========
% of net loans and leases*, other real estate
     owned and other nonperforming assets ......          .51%           .60%           .53%


Accruing loans past due 90 days or more ........   $        33    $        26    $        12
                                                   ===========    ===========    ===========

% of net loans and leases* .....................          .28%           .24%           .18%


ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.74% of net loans and leases on September 30, 1999, compared to 1.93% on December 31, 1998, and 1.49% on September 30, 1998. Net charge-offs during the third quarter of 1999 were $10 million, or .36% of average net loans and leases, compared to net charge-offs of $3 million, or .18% of average net loans and leases for the third quarter of 1998. Net charge-offs for the first nine months of 1999 were $19 million, or
 .23% of average net loans and leases, compared to $7 million or .14% of average net loans and leases for the first nine months of 1998.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 408.26% on September 30, 1999, compared to 347.86% on December 31, 1998, and 316.39% on September 30, 1998. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 247.37% on September 30, 1999, compared to 258.04% on December 31, 1998 and 232.52% on September 30, 1998.

Commitments to extend credit on loans and standby letters of credit on September 30, 1999, December 31, 1998 and September 30, 1998, totaled $5,608 million, $4,758 million and $3,420 million, respectively.

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

                                                   Nine months    Twelve Months      Nine months
                                                      Ended           Ended             Ended
 (In millions)                                    September 30,    December 31,     September 30,
                                                      1999             1998             1998
                                                  ------------     ------------     ------------
 Average loans* and leases outstanding
      (net of unearned income) ................   $     10,955     $      7,174     $      6,112
                                                  ============     ============     ============
 Allowance for possible losses:
 Balance at beginning of the period ...........   $        206     $         92     $         92
 Allowance of companies acquired ..............           --                117                6
 Provision charged against earnings ...........             12               12                9
 Loans and leases charged-off:
      Loans held for sale .....................           --               --               --
                                                           (22)              (8)              (4)
      Commercial, financial and agricultural
      Real estate .............................             (2)              (6)              (1)
      Consumer ................................             (7)              (9)              (7)
      Lease financing .........................             (2)              (1)            --
                                                  ------------     ------------     ------------
           Total ..............................            (33)             (24)             (12)
                                                  ------------     ------------     ------------
 Recoveries:
      Loans held for sale .....................           --               --               --
      Commercial, financial and agricultural ..              5                3                2
      Real estate .............................              7                3                1
      Consumer ................................              2                3                2
      Lease financing .........................           --               --               --
                                                  ------------     ------------     ------------
           Total ..............................             14                9                5
                                                  ------------     ------------     ------------
 Net loan and lease charge-offs ...............            (19)             (15)              (7)
                                                  ------------     ------------     ------------
 Balance at end of the period .................   $        199     $        206     $        100
                                                  ============     ============     ============

*Includes loans held for sale

 Ratio of net charge-offs to
      average loans and leases ................           .23%             .21%             .14%

ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $13,077 million for the first nine months of 1999 increased 57.4% over the $8,307 million for the first nine months of 1998, with average demand deposits increasing 47.7%. Average money market and super NOW deposits, time deposits under $100,000, and time deposits over $100,000 for the first nine months of 1999 increased 66.5%, 60.9% and 97.3% respectively, from the first nine months of 1998. Average savings and NOW deposits increased 35.7% during the first nine months of 1999, compared with the same period one year earlier.

Total deposits decreased 2.3% to $13,009 million on September 30, 1999 as compared to $13,321 million on December 31, 1998. Comparing September 30, 1999 to December 31, 1998, demand deposits, time deposits under $100,000, time deposits over $100,000 and foreign deposits decreased 4.7%, 22.1%, 35.2% and 27.3% respectively, while savings and money market deposits increased 15.6%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors and debt service requirements, as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. The Company's liquidity is enhanced by the fact that cash, money market securities and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, totaled $872 million or 7.3% of core deposits on September 30, 1999.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 91.2% of total deposits on September 30, 1999 as compared to 87.0% on December 31, 1998 and 90.1% on September 30, 1998.

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

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity on September 30, 1999 was $1,113 million, an increase of 9.8% over the $1,014 million on December 31, 1998, and an increase of 13.9% over the $977 million on September 30, 1998. The ratio of average equity to average assets for the first nine months of 1999 was 5.98% as compared to 7.18% for the same period in 1998. On September 30, 1999, the Company's Tier I risk-based capital ratio was 8.45%, as compared to 8.46% on December 31, 1998 and 12.88% on September 30, 1998. On September 30, 1999 the Company's total risk-based capital ratio was 11.27%, as compared to 11.48% on December 31, 1998 and 16.01% on September 30, 1998. The Company's leverage ratio on September 30, 1999 was 6.14%, as compared to 5.98% on December 31, 1998 and 8.51% on September 30, 1998.

Dividends declared per common share for the third quarter of 1999 of $.29 were the same as the second quarter of 1999 and increased 107.1%, as compared to $.14 for the third quarter of 1998. The common cash dividend payout of net income for the first nine months of 1999 was 36.38%, as compared to 25.85% for the first nine months of 1998.

During the first nine months of 1999, the Company repurchased and retired 83,332 shares of its common stock at a cost of $4.8 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

MERGERS AND ACQUISITIONS

On April 27, 1999, the Company announced a definitive agreement to merge with Regency Bancorp of Fresno, California in exchange for common shares of Zions. Regency Bancorp's banking subsidiary, Regency Bank, will then merge into Zions' subsidiary, California Bank & Trust. As of June 30, 1999, Regency Bancorp had total assets of approximately $230 million. The merger will be accounted for as a pooling of interests and closed on October 6, 1999.

On May 7, 1999, the Company announced a definitive agreement to merge with Pioneer Bancorporation of Reno, Nevada in exchange for common shares of Zions. Pioneer Bancorporation's subsidiary, Pioneer Citizens Bank of Nevada, will merge into Zions' subsidiary, Nevada State Bank, creating the third largest bank in the state. As of June 30, 1999, Pioneer Bancorporation had total assets of approximately $1,102 million. The transaction closed on October 15, 1999 and will be accounted for as a pooling of interests.

See Notes to Consolidated Financial Statements for a description of a pending merger with First Security Corporation announced in June 1999.

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

State of Readiness. The Company has completed its mission-critical Year 2000 Program efforts, including an integrated core (mission critical) systems test on a computer system defined as if it was year 2000. The Company has also assessed the operability of other devices after 1999, including vaults, fax machines, stand-alone personal computers, security systems and elevators. The Company believes that these systems are also Y2K compliant, and in any case the failure of these systems would not have a material adverse effect upon the financial condition of the enterprise.

Costs. In order to achieve and confirm Year 2000 readiness, significant costs have been incurred to test and modify or replace computer software and hardware. The Company believes that its remediation costs have been mitigated since it replaced the large majority of its core banking systems during the past five years with Year 2000 compliant software in the ordinary course of business. However, the considerable effort required to implement new software, and sufficiently test its compliance, has consumed a substantial portion of the Company's internal information technology resources. This diversion of resources to the Year 2000 Project has resulted in delays in implementing enhancements to a number of the Company's systems and products. The Company does not believe, however, that these delays have had a significant effect on its revenue or expense growth. The aggregate increase in operating expense to achieve Year 2000 readiness is estimated to be approximately $3 million, which has already been incurred. In addition, a significant portion of the Company's personal computers was replaced to achieve Year 2000 compliance. The capital outlay to replace these assets was approximately $3 million, a portion of which would also have been incurred in the ordinary course of business without regard to Year 2000 issues.

ZIONS BANCORPORATION AND SUBSIDIARIES

Risks. If the Company's mission-critical applications are not compliant by 2000, it may not be able to correctly process transactions in a reasonable period of time. This scenario could result in a wide variety of claims against the Company for improper handling of its assets and deposits or other borrowings from its customers. The Company is also at risk if the credit worthiness of a few of its large borrowers, or a significant number of its small borrowers, were to deteriorate quickly and severely as a result of their inability to conduct business operations after December 31, 1999, for whatever reason. The Company has surveyed and reviewed the Year 2000 plans of a number of its credit customers to ascertain the sufficiency of their remediation efforts and the implications of their actions on their credit worthiness. From this review, the Company believes that the increased credit risk that the Company may experience as a result of the Year 2000 issue will not have a material adverse effect its financial condition. The Company explicitly disclaims, however, any obligation or liability for the completeness, or lack thereof, of its customers' Year 2000 remediation plans or actions.

Contingency Plans. The Company has developed business resumption plans for each significant business unit in the event that unforeseen events beyond the Company's control adversely impact its ability to provide financial services to its customers. In the event of such a failure, these plans outline the steps that will be taken to minimize the impact to customers and losses to the Company.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION
          -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a)    Exhibits

         b)    Reports on Form 8-K

               Zions Bancorporation filed the following reports on Form 8-K during the quarter ended September 30, 1999;

               Form 8-K filed August 30, 1999 (Item 5). On August 30, 1999, Zions Bancorporation issued a joint press release with First Security Corporation describing the accounting impact of acceleration of First Security Limited Stock Appreciation Rights.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ZIONS BANCORPORATION

                                     /s/Harris H. Simmons
                                     -----------------------
                                     Harris H. Simmons, President and
                                     Chief Executive Officer

                                     /s/Dale M. Gibbons
                                     -----------------------
                                     Dale M. Gibbons, Executive Vice President
                                     and Chief Financial Officer
Dated November 12, 1999