Form 10-Q/A
period 1999-09-30
ZIONS BANCORPORATION /UT/
filed 1999-11-22
CIK 109380

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

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)


                                                                   Three Months Ended           Nine Months Ended
                                                                     September 30,                 September 30,
                                                              --------------------------    --------------------------
(In thousands)                                                    1999           1998           1999           1998
                                                              -----------    -----------    -----------    -----------
Cash flows from financing activities:
     Net increase (decrease) in deposits ..................       (61,951)       202,539       (317,851)       393,435
     Net change in short-term funds borrowed ..............       717,784          6,485      1,831,716        235,784
     Proceeds from FHLB advances over one year ............       350,000           --          365,000           --
     Payments on FHLB advances over one year ..............      (292,899)        (6,718)      (304,479)      (104,338)
     Proceeds from issuance of long-term debt .............          --             --             --          110,000
     Payments on long-term debt ...........................           (97)        (1,437)          (583)        (4,444)
     Proceeds from issuance of common stock ...............           813            680          3,584        134,661
     Payments to redeem common stock ......................        (3,803)       (11,879)        (4,769)       (25,281)
     Dividends paid .......................................       (22,921)       (10,869)       (56,911)       (30,584)
                                                              -----------    -----------    -----------    -----------
               Net cash provided by financing activities ..       686,926        178,801      1,515,707        709,233
                                                              -----------    -----------    -----------    -----------
Net decrease in cash and due from banks ...................      (140,058)       (78,614)      (121,732)       (91,520)
Cash and due from banks at beginning of period ............       882,772        697,265        864,446        710,171
                                                              -----------    -----------    -----------    -----------
Cash and due from banks at end of period ..................   $   742,714    $   618,651    $   742,714    $   618,651
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

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)


                                                                                       Nine Months Ended
                                                                                       September 30, 1999
                                                              --------------------------------------------------------------------
                                                                                          Accumulated
                                                                                             Other                         Total
                                                                Common     Comprehensive Comprehensive    Retained     Shareholders'
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
                                                              ===========                 ===========    ===========    ===========


                                                                                       Nine Months Ended
                                                                                       September 30, 1998
                                                               --------------------------------------------------------------------
                                                                                          Accumulated
                                                                                             Other                         Total
                                                                Common     Comprehensive Comprehensive    Retained     Shareholders'
                                                                 Stock         Income    Income (Loss)    Earnings         Equity
(In thousands)                                                -----------   -----------   -----------    -----------    -----------
Balance, January 1, 1998 .................................... $   190,039                 $     1,902    $   550,111    $   742,052
Net income for the period ...................................               $   114,719                      114,719        114,719
                                                                            -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $1,907 ......                    (3,079)
    Reclassification for realized investment
       securities gain recorded in the income
       statement, net of tax expense of $834 ................                    (1,347)
                                                                            -----------
    Other comprehensive loss ................................                    (4,426)       (4,426)                       (4,426)
                                                                            -----------
    Total comprehensive income ..............................               $   110,293
                                                                            ===========
Cash dividends:
    Preferred, paid by subsidiaries to minority .............                                                    (38)           (38)
shareholders
    Common, $.40 per share ..................................                                                (29,660)       (29,660)
    Dividends of acquired companies prior to merger .........                                                   (886)          (886)
Net proceeds from stock offering ............................     129,832                                                   129,832
Issuance of common shares for acquisitions ..................      13,633                         100         26,654         40,387
Conversion of acquired company convertible
    debt prior to acquisition ...............................       4,546                                                     4,546
Exercise of acquired company warrants prior to ..............       1,852                                                     1,852
acquisition
Stock redeemed and retired ..................................     (25,281)                                                  (25,281)
Stock options exercised, net of shares tendered and retired..       4,171                                                     4,171
                                                              -----------                 -----------    -----------    -----------
Balance, September 30, 1998 ................................. $   318,792                 $    (2,424)   $   660,900    $   977,268
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



                                      ZIONS FIRST
                                     NATIONAL BANK           CALIFORNIA           VECTRA BANK        NATIONAL BANK OF
                                   AND SUBSIDIARIES         BANK & TRUST           COLORADO               ARIZONA
(Amounts in millions)               1999       1998       1999       1998       1999       1998       1999       1998
                                  --------   --------   --------   --------   --------   --------   --------   --------
CONDENSED INCOME STATEMENT
Net interest income ...........   $   55.7   $   57.3   $   66.5   $   19.5   $   22.0   $   21.1   $   19.8   $   17.7
Provision for loan losses .....        2.3        1.5       --         --          0.6        0.6        0.6       --
Noninterest income ............       38.7       34.8        8.5        2.3        4.0        4.5        3.6        2.6
Noninterest expense ...........       52.2       54.5       45.0       14.8       19.6       16.4       11.2       10.5
Income tax expense (benefit) ..       12.2        8.2       12.8        2.9        2.5        3.3        4.2        3.7
Minority interest .............        0.2       --         --         --         --         --         --         --
                                  --------   --------   --------   --------   --------   --------   --------   --------
     Net income ...............   $   27.5   $   27.9   $   17.2   $    4.1   $    3.3   $    5.3   $    7.4   $    6.1
                                  ========   ========   ========   ========   ========   ========   ========   ========
AVERAGE BALANCE SHEET DATA
Total assets ..................   $  7,228   $  6,699   $  6,042   $  1,352   $  2,037   $  1,589   $  1,515   $  1,385
Net loans and leases ..........      3,701      3,012      4,175        803      1,381        970      1,123        889
Total deposits ................      3,742      4,029      5,317      1,214      1,565      1,339      1,258      1,168



                                   NEVADA STATE BANK    THE COMMERCE BANK OF
                                    AND SUBSIDIARIES         WASHINGTON              OTHER         CONSOLIDATED COMPANY
(Amounts in millions)               1999       1998       1999       1998       1999       1998       1999       1998
                                  --------   --------   --------   --------   --------   --------   --------   --------
CONDENSED INCOME STATEMENT
Net interest income ...........   $   13.0   $   12.5   $    4.1   $    3.4   $   (4.8)  $   (0.8)  $  176.3   $  130.7
Provision for loan losses .....        0.4        0.4        0.1       --          0.0        0.0        4.0        2.5
Noninterest income ............        4.3        4.3        0.2        0.3        1.9        0.8       61.2       49.6
Noninterest expense ...........       11.1       11.0        2.0        1.7        7.7        3.9      148.8      112.8
Income tax expense (benefit) ..        2.0        2.0        0.7        0.6       (5.4)       1.6       29.0       22.3
Minority interest .............       --         --         --         --          0.7       --          0.9       --
                                  --------   --------   --------   --------   --------   --------   --------   --------
     Net income ...............   $    3.8   $    3.4   $    1.5   $    1.4   $   (5.9)  $   (5.5)  $   54.8   $   42.7
                                  ========   ========   ========   ========   ========   ========   ========   ========

AVERAGE BALANCE SHEET DATA
Total assets ..................   $  1,194   $  1,066   $    391   $    308   $    104   $    (46)  $ 18,511   $ 12,353
Net loans and leases ..........        592        522        173        158         22         14     11,167      6,368
Total deposits ................        960        867        267        214        (19)      (290)    13,090      8,541

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

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
(Unaudited)



                                                   Three Months Ended                  Nine Months Ended
                                                     September 30,                       September 30,
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


                                                   Nine months    Twelve Months      Nine months
                                                      Ended           Ended             Ended
 (In millions)                                    September 30,    December 31,     September 30,
                                                      1999             1998             1998
                                                  ------------     ------------     ------------
 Average loans* and leases outstanding
      (net of unearned income) ................   $     10,955     $      7,174     $      6,112
                                                  ============     ============     ============
 Allowance for possible losses:
 Balance at beginning of the period ...........   $        206     $         92     $         92
 Allowance of companies acquired ..............           --                117                6
 Provision charged against earnings ...........             12               12                9
 Loans and leases charged-off:
      Loans held for sale .....................           --               --               --
      Commercial, financial and agricultural               (22)              (8)              (4)
      Real estate .............................             (2)              (6)              (1)
      Consumer ................................             (7)              (9)              (7)
      Lease financing .........................             (2)              (1)            --
                                                  ------------     ------------     ------------
           Total ..............................            (33)             (24)             (12)
                                                  ------------     ------------     ------------
 Recoveries:
      Loans held for sale .....................           --               --               --
      Commercial, financial and agricultural ..              5                3                2
      Real estate .............................              7                3                1
      Consumer ................................              2                3                2
      Lease financing .........................           --               --               --
                                                  ------------     ------------     ------------
           Total ..............................             14                9                5
                                                  ------------     ------------     ------------
 Net loan and lease charge-offs ...............            (19)             (15)              (7)
                                                  ------------     ------------     ------------
 Balance at end of the period .................   $        199     $        206     $        100
                                                  ============     ============     ============

*Includes loans held for sale

 Ratio of net charge-offs to
      average loans and leases ................           .23%             .21%             .14%

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