Form 10-K/A
period 1998-12-31
ZIONS BANCORPORATION /UT/
filed 2000-02-14
CIK 109380

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Aggregate Market Value of Common Stock Held by Nonaffiliates at February 26, 1999..................  $ 4,362,248,000

Number of Common Shares Outstanding at February 26, 1999 ...........................................  78,752,711 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF 1998 ANNUAL REPORT TO SHAREHOLDERS - INCORPORATED INTO PARTS I, II AND IV

PORTIONS OF PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS - INCORPORATED INTO PART III

                                         FORM 10-K/A CROSS-REFERENCE INDEX

                                                                                          Page
                                                                ---------------------------------------------------------
                                                                      Form                Annual
                                                                     10-K/A             Report (1)

                                     PART I
Item 1.  Business
                  Description of Business                      3-7                 2-80
                  Statistical Disclosure:
                           Distribution of Assets,
                             Liabilities and
                             Stockholder's Equity;
                             Interest Rates and
                             Interest Differential              -                  12-15
                           Investment Portfolio                 -                  18-20, 43-44, 52-54
                           Loan Portfolio                       -                  21-22, 44-45, 54-55
                           Summary of Loan Loss Experience      -                  27-29, 44-45, 54-55
                           Deposits                             -                  13-14, 23, 56
                           Return on Equity and Assets          -                  1, 9
                           Short-Term Borrowings                -                  57
Item 2.  Properties                                             8                  -
Item 3.  Legal Proceedings                                      -                  61
Item 4.  Submission of Matters to a Vote of Security-
                  Holders (in fourth quarter 1998) (3)          -                  -
         Executive Officers of the Registrant                   8-9                -

                                     PART II

Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters                   9                  1
Item 6.  Selected Financial Data                                -                  1, 36
Item 7.  Management's Discussion and Analysis of Finan-
                  cial Condition and Results of Operations      -                  9-36
Item 7A. Quantitative and Qualitative Disclosures About
                  Market Risk                                   -                  30-34
Item 8.  Financial Statements and Supplementary Data            -                  37-80
Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure (3)    -                  -

                                    PART III

Item 10. Directors and Executive Officers of the
                  Registrant                                    -                  -
Item 11. Executive Compensation                                 -                  -
Item 12. Security Ownership of Certain Beneficial
                  Owners and Management                         -                  -
Item 13. Certain Relationships and Related Transactions         -                  -

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                           10-13              37-80

Signatures                                                        14               -

---------------------------------------------------------------

(1) The 1998 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K/A.

SIGNIFICANT FINANCIAL AND ACCOUNTING DEVELOPMENT

As a result of a recent interpretation by the Securities and Exchange Commission Staff regarding the treatment of share repurchases under Staff Accounting Bulletin 96, the Company has decided to restate the presentation of 8 of 13 business combinations, consummated during 1998 and 1997, as purchases rather than as poolings of interests as previously reported. The Company and its independent auditors, KPMG LLP, believed and continue to believe that using the pooling-of-interests method of accounting for these transactions would also be appropriate and in accordance with Generally Accepted Accounting Principles.

As a result of the foregoing, the Company's 1996, 1997, and 1998 consolidated financial statements have been restated from amounts previously reported.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Zions Bancorporation has amended and restated in its entirety each item of the 1998 Form 10-K which has been affected by the Restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this Form 10-K/A to modify or update such disclosures except as required to reflect the effects of the Restatement.


BUSINESS

DESCRIPTION OF BUSINESS

Zions Bancorporation is a multibank holding company organized under the laws of Utah in 1955, and registered under the Bank Holding Company Act of 1956, as amended. Zions Bancorporation and Subsidiaries (the Company) owns and operates six commercial banks with a total of 333 offices. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, Idaho, California, Colorado, Arizona, Nevada and Washington. On December 31, 1998 the Company had total assets of approximately $17.0 billion, loans of $10.6 billion, deposits of $13.3 billion and shareholders' equity of $1.4 billion. Active full-time equivalent employees totaled 6,793 at year-end 1998. For further information about the Company's industry segments see the Business Segment Results section of the 1998 Annual Report to Shareholders.

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

For information regarding rental payments, see Note 12 of Notes to Consolidated Financial Statements in the 1998 Annual Report to Shareholders.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions, and backgrounds of the Company's executive officers as of February 26, 1999 are set forth as follows:

                            Positions and Offices Held With
Individual                  Zions Bancorporation and Principal Subsidiaries                  Officer Since    Age
----------                  -----------------------------------------------                  -------------    ---
Roy W. Simmons              Chairman of the Company; Member of the Board of Directors of         1961          83
                            Zions First National Bank; prior to January 1998, Chairman of
                            Zions First National Bank.

Harris H. Simmons           President and Chief Executive Officer of the Company;                1981         44
                            Chairman of Zions First National Bank; prior to January 1998,
                            President and Chief Executive Officer of Zions First National
                            Bank.

A. Scott Anderson           Executive Vice President of the Company; President and Chief         1997(1)      52
                            Executive Officer of Zions First National Bank; prior to
                            January 1998, Executive Vice President of Zions First
                            National Bank.

Danne L. Buchanan           Executive Vice President of the Company; prior to March 1995,        1995         41
                            Senior Vice President and General Manager of Zions Data
                            Services Company.

Gerald J. Dent              Executive Vice President of the Company; Executive Vice              1987         57
                            President of Zions First National Bank.

Dale M. Gibbons             Executive Vice President, Chief Financial Officer and                1996         38
                            Secretary of the Company; Executive Vice President and
                            Secretary of Zions First National Bank; prior to August 1996,
                            Senior Vice President of First Interstate Bancorp.

John J. Gisi                Senior Vice President of the Company; Chairman and                   1994         53
                            Chief Executive Officer of National Bank of Arizona.

James C.  Hawkanson         Senior Vice President of the Company; Managing Director  and         1998         55
                            Chief Executive Officer of The Commerce Bank of Washington.

W. David Hemingway          Executive Vice President of the Company; Executive Vice              1997(2)      51
                            President of Zions First National Bank.

Clark B. Hinckley           Senior Vice President of the Company; prior to March 1994,           1994         51
                            President of Zions First National Bank of Arizona.

George Hofmann III          Senior Vice President of the Company; President and Chief            1995         49
                            Executive Officer of Nevada State Bank; prior to April 1995,
                            Senior Vice President of Zions First National Bank.

Gary S. Judd                Senior Vice President of the Company; President and Chief            1998         58
                            Executive Officer of Vectra Bank Colorado.

Robert G. Sarver            Executive Vice President of the Company; Chairman and Chief          1998(3)      37
                            Executive Officer of California Bank & Trust; prior to 1995,
                            President of National Bank of Arizona.

Nolan X. Bellon             Controller of the Company; prior to June 1998, Controller of         1987         50
                            Zions First National Bank.

(1) Officer of Zions First National Bank since 1990.

(2) Officer of Zions First National Bank since 1977.

(3) Member of the Board of Directors since 1994.


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

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements, Schedules, and Exhibits:

     (1) The consolidated financial statements and related notes and the Independent Auditor's Report that appear on pages 37 through 80 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

     (2) The Financial Statement Schedules are omitted because conditions requiring their filing do not exist.

     (3) Exhibits Index:

         Exhibit
         Number                                      Description
         ------                                      -----------
        3.1         Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated        *
                    by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.

        3.2         Restated Bylaws of Zions Bancorporation, dated November 8, 1993, incorporated by Reference to          *
                    Exhibit 3.2 of Form S-4 filed November 22, 1993.

        3.3         Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated          *
                    April 30, 1997, incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended
                    June 30, 1997.

        3.4         Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated          *
                    April 24, 1998, incorporated by reference to Exhibit 3 of Form 10-Q for the quarter ended
                    June 30, 1998.

        3.5         Amendment to the Restated Bylaws of Zions Bancorporation, dated September 18, 1998,                    *
                    incorporated by reference to Exhibit 3 of Form 10-Q for the quarter ended September 30, 1998.

        4           Shareholder Protection Rights Agreement, dated September 27, 1996, incorporated by reference to        *
                    Exhibit 1 of Form 8-K filed October 12, 1996.

        10.1        Amended and Restated Zions Bancorporation Pension Plan, incorporated by reference to Exhibit 10.1 of   *
                    Form 10-K for the year ended December 31, 1994.

        10.2        Amendment to Zions Bancorporation Pension Plan effective December 1, 1994, incorporated by reference   *
                    to Exhibit 10.2 of Form 10-K for the year ended December 31, 1994.

        10.3        Zions Bancorporation Supplemental Retirement Plan Form, incorporated by reference to Exhibit 19.4 of   *
                    Form 10-Q for the quarter ended September 30, 1985.

        10.4        Zions Bancorporation Key Employee Incentive Stock Option Plan dated April 28, 1982, incorporated by    *
                    reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 1995.

        10.5        Amendment No. 1 to Zions Bancorporation Key Employee Incentive Stock Option plan dated April 27,       *
                    1990, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 1995.




        10.6        Amendment No. 2 to Zions Bancorporation Key Employee Incentive Stock Option plan dated                 *
                    April 28, 1995, incorporated by reference to Exhibit 10.3 of From 10-Q for the quarter ended
                    June 30, 1995.

        10.7        Amendment No. 3 to Zions Bancorporation Key Employee Incentive Stock Option plan dated                 *
                    April 24, 1998, incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended
                    June 30, 1998.

        10.8        Zions Bancorporation Deferred Compensation Plan for Directors, as amended May 1, 1991, incorporated    *
                    by reference to Exhibit 19 of Form 10-K for the year ended December 31, 1991.

        10.9        Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1994-1997, incorporated by     *
                    reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 1994.

        10.10       Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1995-1998, incorporated by     *
                    reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 1995.

        10.11       Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1996-1999, incorporated by     *
                    reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 1996

        10.12       Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1997-2000, incorporated by     *
                    reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 1997.

        10.13       Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.10     *
                    of Form 10-K for the year ended December 31, 1994.

        10.14       Employment Agreement between Zions Bancorporation and Mr. John Gisi, incorporated by reference to      *
                    Exhibit 10.13 of Form 10-K for the year ended December 31, 1995.

        10.15       Zions Bancorporation Non-Employee Directors Stock Option Plan dated April 26, 1996, incorporated by    *
                    reference to Exhibit 10 of Form 10-Q for the quarter ended June 30, 1996.

        10.16       Zions Bancorporation Pension Plan amended and restated effective April 1, 1997, Incorporated by        *
                    reference to Exhibit 10 of Form 10-Q for the quarter ended March 31, 1997.

        10.17       Stock Option Agreement between Zions Bancorporation and W. David Hemingway dated April 13, 1983,       *
                    incorporated by reference to Exhibit 4.8 of Form S-8 filed March 10, 1999.

        10.18       Amended Stock Option Agreement between Zions Bancorporation and W. David Hemingway dated               *
                    January 31, 1991, incorporated by reference to Exhibit 4.9 of Form S-8 Filed March 10, 1999

        10.19       Shareholder Agreement, dated October 1, 1998, among Zions Bancorporation, The Robert G. Sarver            *
                    Separate Property Trust dated September 29, 1997 and CBT Holdings, incorporated by reference to
                    Exhibit 10.1 of Form 8-K filed October 14, 1998.

        10.20       Loan Agreement, dated October 1, 1998, between Zions Bancorporation and The Robert G. Sarver              *
                    Separate Property Trust dated September 29, 1997, incorporated by reference to Exhibit 10.2 of
                    Form 8-K filed October 14, 1998.

        10.21       Employment Agreement, dated October 1, 1998, between Grossmont Bank and Robert Sarver, incorporated       *
                    by reference to Exhibit 10.3 of Form 8-K filed October 14, 1998.

        10.22       Promissory Note, dated October 1, 1998, by The Robert G. Sarver Separate Property Trust dated             *
                    September 29, 1997 in favor of Zions Bancorporation, incorporated by reference to Exhibit 10.4 of
                    Form 8-K filed October 14, 1998.

        10.23       Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1998-2001 (filed)

        13          1998 Annual Report to Shareholders, pages 1 through 73 (filed)

        21          List of subsidiaries of Zions Bancorporation (filed)

        23          Consent of KPMG LLP, independent certified public accountants (filed)

        27.1        Article 9 Financial Data Schedule for the year ended December 31, 1998 (filed)

        27.2        Article 9 Restated Financial Data Schedule for the year ended December 31, 1997 (filed)

        27.3        Article 9 Restated Financial Data Schedule for the year ended December 31, 1996 (filed)

        99.1        Form 11-K Annual Report of Zions Bancorporation Employee Stock Savings Plan (filed)

        99.2        Form 11-K Annual Report of Zions Bancorporation Employee Investment Savings Plan (filed)

-----------------------
         *incorporated by reference

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

       2) Filed October 14, 1998 (Item 2), announcing the consummation of the acquisition of The Sumitomo Bank of California by Zions Bancorporation.

Zions Bancorporation's Annual Report on Form 10-K/A for the year ended December 31, 1998, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all documents filed prior to January 1, 1999 pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of an offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K/A.

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


February 14, 2000                             ZIONS BANCORPORATION

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

                                February 14, 2000


 /s/ Harris H. Simmons                          /s/ Dale M. Gibbons
---------------------------------------------   --------------------------------
HARRIS H. SIMMONS, President, Chief Executive   Dale M. Gibbons, Executive Vice
Officer and Director                            President, Chief Financial
                                                Officer and Secretary


/s/ Roy W. Simmons                              /s/ Nolan Bellon
---------------------------------------------   --------------------------------
ROY W. SIMMONS, Chairman and Director           NOLAN BELLON, Controller


/s/ Jerry C. Atkin                              /s/ Robert G. Sarver
---------------------------------------------   --------------------------------
JERRY C. ATKIN, Director                        ROBERT G. SARVER, Director


/s/ Grant R. Caldwell                           /s/ L.E. Simmons
---------------------------------------------   --------------------------------
GRANT R. CALDWELL, Director                     L.E. SIMMONS, Director


/s/ R.D. Cash                                   /s/ Shelley Thomas
---------------------------------------------   --------------------------------
R. D. CASH, Director                            SHELLEY THOMAS, Director


/s/ Richard H. Madsen                           /s/ I.J. Wagner
---------------------------------------------   --------------------------------
RICHARD H. MADSEN, Director                     I.J. WAGNER, Director


/s/ Roger B. Porter
---------------------------------------------
ROGER B. PORTER, Director