Form 10-Q/A
period 1999-03-31
ZIONS BANCORPORATION /UT/
filed 2000-02-14
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


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

ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                            Page
PART I.       FINANCIAL INFORMATION                                         ----
              ---------------------

     ITEM 1.  Financial Statements (unaudited)

              Consolidated Balance Sheets                                    3
              Consolidated Statements of Income                              4
              Consolidated Statements of Cash Flows                          5
              Consolidated Statements of Changes in Shareholders' Equity
                 and Comprehensive Income                                    7
              Notes to Consolidated Financial Statements                     8

     ITEM 2.  Management's Discussion and Analysis                           11


PART II.      OTHER INFORMATION
              -----------------

     ITEM 6.  Exhibits and Reports on Form 8-K                               27


SIGNATURES                                                                   27
----------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                   March 31,     December 31,     March 31,
(In thousands, except share amounts)                                 1999            1998           1998
                                                                 ------------    ------------    ------------
ASSETS
Cash and due from banks ......................................   $    801,646    $    864,446    $    607,528
Money market investments:
     Interest-bearing deposits ...............................         25,200          30,484          64,911
     Federal funds sold ......................................        120,842         199,446         306,136
     Security resell agreements ..............................        248,286         382,275         831,107

 Investment securities:
     Held to maturity, at cost (approximate market value
     $3,074,219, $2,821,535, and $1,925,530) .................      3,060,746       2,804,654       1,908,694
     Available for sale, at market ...........................        443,433         684,581         545,563
     Trading account, at market ..............................        221,127         191,855         276,277
 Loans:
     Loans held for sale .....................................        179,672         232,253         249,398
     Loans, leases, and other receivables ....................     10,771,855      10,452,246       5,598,396
                                                                 ------------    ------------    ------------
                                                                   10,951,527      10,684,499       5,847,794
Less:
     Unearned income and fees, net of related costs ..........         43,287          48,123          41,595
     Allowance for loan losses ...............................        198,913         205,553          94,256
                                                                 ------------    ------------    ------------
           Net Loans .........................................     10,709,327      10,430,823       5,711,943

Premises and equipment, net ..................................        237,115         231,847         158,893
Goodwill and core deposit intangibles ........................        651,276         663,606         467,035
Other real estate owned ......................................          7,064           5,270           2,377
Other assets .................................................        924,916         530,944         344,532
                                                                 ------------    ------------    ------------
                                                                 $ 17,450,978    $ 17,020,231    $ 11,224,996
                                                                 ============    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing ......................................   $  3,070,803    $  3,170,436    $  2,112,505
    Interest-bearing:
         Savings and money market ............................      6,618,846       6,077,556       4,058,615
         Time:
             Under $100,000 ..................................      2,049,304       2,340,598       1,154,492
             Over $100,000 ...................................      1,311,764       1,528,329         559,863
         Foreign .............................................        154,059         204,244         158,862
                                                                 ------------    ------------    ------------
                                                                   13,204,776      13,321,163       8,044,337

Securities sold, not yet purchased ...........................        247,249          29,702         155,434
Federal funds purchased ......................................        373,857         337,283         390,262
Security repurchase agreements ...............................        814,747         932,560         926,398
Accrued liabilities ..........................................        442,920         319,278         191,294
Commercial paper .............................................        145,416          49,217            --
Federal Home Loan Bank advances and other borrowings:
     Less than one year ......................................        254,130         100,750          87,944
     Over one year ...........................................         50,798          56,796         121,421
Long-term debt ...............................................        453,554         453,735         276,387
                                                                 ------------    ------------    ------------
         Total liabilities ...................................     15,987,447      15,600,484      10,193,477
                                                                 ------------    ------------    ------------

Minority interest ............................................         37,599          34,670            --

Shareholders' equity:
     Capital stock:
         Preferred stock, without par value; authorized
              3,000,000 shares; issued and outstanding, none .           --              --              --
         Common stock, without par value; authorized
            200,000,000 shares; issued and outstanding
            78,903,072, 78,636,083 and 70,738,811 shares .....        756,955         752,845         477,635
     Accumulated other comprehensive loss ....................         (1,083)         (4,432)           (356)
     Retained earnings .......................................        670,060         636,664         554,240
                                                                 ------------    ------------    ------------
          Total shareholders' equity .........................      1,425,932       1,385,077       1,031,519
                                                                 ------------    ------------    ------------
                                                                 $ 17,450,978    $ 17,020,231    $ 11,224,996
                                                                 ============    ============    ============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                   --------------------------
(In thousands, except per share amounts)                               1999          1998
                                                                   -----------    -----------
Interest income:
     Interest and fees on loans ................................   $   219,513    $   126,766
     Interest on loans held for sale ...........................         3,405          3,556
     Lease financing ...........................................         3,424          3,332
     Interest on money market investments ......................        14,129         22,935
     Interest on securities:
          Held to maturity:
               Taxable .........................................        41,216         32,407
               Nontaxable ......................................         3,976          3,192
          Available for sale:
               Taxable .........................................         6,975          8,390
               Nontaxable ......................................           128            304
          Trading account ......................................         6,792          5,011
                                                                   -----------    -----------
          Total interest income ................................       299,558        205,893
                                                                   -----------    -----------
Interest expense:
     Interest on savings and money market deposits .............        50,694         34,864
     Interest on time and foreign deposits .....................        44,661         24,749
     Interest on borrowed funds ................................        38,470         36,101
                                                                   -----------    -----------
          Total interest expense ...............................       133,825         95,714
                                                                   -----------    -----------
          Net interest income ..................................       165,733        110,179
Provision for loan losses ......................................         4,231          3,285
                                                                   -----------    -----------
          Net interest income after provision for loan losses ..       161,502        106,894
                                                                   -----------    -----------
Noninterest income:
     Service charges on deposit accounts .......................        17,808         13,067
     Other service charges, commissions and fees ...............        15,341         11,029
     Trust income ..............................................         2,969          1,607
     Investment securities gain (loss), net ....................        (1,328)           696
     Underwriting and trading income ...........................         4,021          1,943
     Loan sales and servicing income ...........................        15,172         11,471
     Other .....................................................         9,360          4,226
                                                                   -----------    -----------
          Total noninterest income .............................        63,343         44,039
                                                                   -----------    -----------
Noninterest expense:
     Salaries and employee benefits ............................        82,323         50,998
     Occupancy, net ............................................        11,494          5,473
     Furniture and equipment ...................................         9,979          7,535
     Other real estate expense (income) ........................            44           (273)
     Legal and professional services ...........................         3,240          2,793
     Supplies ..................................................         2,576          2,482
     Postage ...................................................         2,806          2,103
     Advertising ...............................................         2,926          2,588
     FDIC premiums .............................................           357            313
     Merger expense ............................................         1,045            460
     Amortization of goodwill and core deposit intangibles .....         8,728          6,456
     Amortization of mortgage servicing assets .................           651          1,132
     Other .....................................................        28,020         17,786
                                                                   -----------    -----------
          Total noninterest expense ............................       154,189         99,846
                                                                   -----------    -----------
Income before income taxes and minority interest ...............        70,656         51,087
Income taxes ...................................................        25,641         16,057
                                                                   -----------    -----------
           Net income before minority interest .................        45,015         35,030
Minority interest ..............................................         1,356           --
                                                                   -----------    -----------
           Net income ..........................................   $    43,659    $    35,030
                                                                   ===========    ===========
Basic shares ...................................................        78,771         70,763
Diluted shares .................................................        80,010         72,218

Net income per common share:
  Basic ........................................................   $      0.55    $      0.49
  Diluted ......................................................   $      0.55    $      0.48

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                          -----------------------------
(In thousands)                                                                 1999           1998
                                                                          -------------   -------------
Cash flows from operating activities:
     Net income ......................................................   $      43,659   $      35,030
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses ..................................           4,231           3,285
          Depreciation of premises and equipment .....................           8,545           5,765
          Amortization ...............................................          13,563          10,368
          Accretion of unearned income and fees, net of
               related costs .........................................           2,183          (1,298)
          Net change in minority interest ............................           2,929            --
          Proceeds from sales of trading account securities ..........      45,855,598      35,127,216
          Increase in trading account securities .....................     (45,884,870)    (35,319,812)
          Investment securities (gain) loss, net .....................           1,328            (696)
          Proceeds from loans held for sale ..........................         308,109         243,205
          Increase in loans held for sale ............................        (256,376)       (311,893)
          Net gain on sales of loans, leases and other assets ........         (12,611)         (8,973)
          Change in accrued income taxes .............................          20,158          16,440
          Change in accrued interest receivable ......................         (12,043)           (213)
          Change in accrued interest payable .........................          (1,257)          6,426
          Other, net .................................................         (79,952)        (68,956)
                                                                         -------------   -------------
               Net cash provided by (used in) operating activities ...          13,194        (264,106)
                                                                         -------------   -------------
Cash flows from investing activities:
     Net decrease (increase) in money market investments .............         218,052        (328,356)
     Proceeds from maturities of investment securities
          held to maturity ...........................................         294,722         590,159
     Purchases of investment securities held to maturity .............        (554,985)        (52,806)
     Proceeds from sales of investment securities
          available for sale .........................................         138,201         182,478
     Proceeds from maturities of investment securities
          available for sale .........................................          81,440          12,838
     Purchases of investment securities available for sale ...........        (183,439)       (203,806)
     Proceeds from sales of loans and leases .........................         196,037         206,276
     Net increase in loans and leases ................................        (517,200)       (344,270)
     Payments on leveraged leases ....................................          (4,168)         (1,067)
     Principal collections on leveraged leases .......................           4,168           1,067
     Proceeds from sales of premises and equipment ...................             490             244
     Purchases of premises and equipment .............................         (14,294)        (11,464)
     Proceeds from sales of mortgage-servicing rights ................          14,918             338
     Purchases of mortgage-servicing rights ..........................            (792)           (703)
     Proceeds from sales of other assets .............................           2,129           2,945
     Cash paid for acquisitions, net of cash received ................             592          51,612
                                                                         -------------   -------------
               Net cash provided by (used in) investing activities ...        (324,129)        105,485
                                                                         -------------   -------------


ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                          -----------------------------
(In thousands)                                                                 1999           1998
                                                                          -------------   -------------
Cash flows from financing activities:
     Net increase (decrease) in deposits .............................        (121,848)        173,298
     Net change in short-term funds borrowed .........................         385,887          66,191
     Payments on FHLB advances over one year .........................          (5,998)        (94,210)
     Payments on long-term debt ......................................            (181)         (2,392)
     Proceeds from issuance of common stock ..........................           1,529             729
     Payments to redeem common stock .................................            (194)        (11,774)
     Dividends paid ..................................................         (11,060)         (9,186)
                                                                         -------------   -------------
               Net cash provided by financing activities .............         248,135         122,656
                                                                         -------------   -------------
Net decrease in cash and due from banks ..............................         (62,800)        (35,965)
Cash and due from banks at beginning of period .......................         864,446         643,493
                                                                         -------------   -------------
Cash and due from banks at end of period .............................   $     801,646   $     607,528
                                                                         =============   =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
(In thousands)                                              1999        1998
                                                         ---------    ---------
Cash paid for:
     Interest .........................................  $ 135,080    $  90,381
     Income taxes .....................................         55        1,888
Loans transferred to other real estate owned ..........      2,450          810

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)


                                                                                 Three Months Ended
                                                                                   March 31, 1999
                                                           ----------------------------------------------------------------
                                                                                     Accumulated
                                                                                        other                      Total
(In thousands)                                                Common  Comprehensive comprehensive    Retained   Shareholders'
                                                              Stock        Income   income (loss)    Earnings     Equity
                                                           -----------  -----------  -----------   -----------  -----------
Balance, January 1, 1999 ................................  $   752,845               $    (4,432)  $   636,664  $ 1,385,077
Net income for the period ...............................               $    43,659                     43,659       43,659
                                                                        -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $389 ....                      (628)
    Reclassification for net realized
       securities loss recorded in the income
       statement, net of tax benefit of $2,464 ..........                     3,977
                                                                        -----------
    Other comprehensive income ..........................                     3,349        3,349                      3,349
                                                                        -----------
    Total comprehensive income ..........................               $    47,008
                                                                        ===========
Cash dividends:
    Common, $.14 per share ..............................                                              (11,060)     (11,060)
Issuance of common shares for acquisitions ..............           83                                     797          880
Stock redeemed and retired ..............................         (194)                                                (194)
Stock options exercised, net of shares tendered
    and retired .........................................        4,221                                                4,221
                                                           -----------               -----------   -----------  -----------
Balance, March 31, 1999 .................................  $   756,955               $    (1,083)  $   670,060  $ 1,425,932
                                                           ===========               ===========   ===========  ===========


                                                                                 Three Months Ended
                                                                                   March 31, 1998
                                                           ----------------------------------------------------------------
                                                                                     Accumulated
                                                                                        other                      Total
(In thousands)                                                Common  Comprehensive comprehensive    Retained   Shareholders'
                                                              Stock        Income   income (loss)    Earnings     Equity
                                                           -----------  -----------  -----------   -----------  -----------
Balance, January 1, 1998 ................................  $   270,359               $     3,077   $   529,113  $   802,549
Net income for the period ...............................               $    35,030                     35,030       35,030
                                                                        -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $1,860 ..                    (3,003)
    Reclassification for realized investment
       securities gain recorded in the income
       statement, net of tax expense of $266 ............                      (430)
                                                                        -----------
    Other comprehensive income ..........................                    (3,433)      (3,433)                    (3,433)
                                                                        -----------
    Total comprehensive income ..........................               $    31,597
                                                                        ===========
Cash dividends:
    Common, $.12 per share ..............................                                               (9,186)      (9,186)
    Dividends of acquired companies prior to merger .....                                                 (717)        (717)
Issuance of common shares for acquisitions ..............      218,319                                              218,319
Stock redeemed and retired ..............................      (11,772)                                             (11,772)
Stock options exercised, net of shares tendered
    and retired .........................................          729                                                  729
                                                           -----------               -----------   -----------  -----------
Balance, March 31, 1998 .................................  $   477,635               $      (356)  $   554,240  $ 1,031,519
                                                           ===========               ===========   ===========  ===========

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restatement

As a result of a recent interpretation by Securities and Exchange Commission Staff regarding the treatment of share repurchases under Staff Accounting Bulletin 96, the Company has restated the presentation of 8 of 13 business combinations consummated during 1997 and 1998 using the purchase method of accounting rather than poolings of interests as previously reported. The Company and its independent auditors, KPMG LLP, believed and continue to believe that using the pooling method of accounting for these transactions would be appropriate in accordance with Generally Accepted Accounting Principles. The primary effects of the restatement on the consolidated financial statements included in this report on form 10Q/A are as follows:

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                     March 31, 1999            December 31, 1998           March 31, 1998
                                               --------------------------  --------------------------  --------------------------
                                                              Previously                  Previously                  Previously
(In thousands, except share amounts)             Restated      Reported      Restated      Reported      Restated      Reported
                                               ------------  ------------  ------------  ------------  ------------  ------------
ASSETS
Cash and due from banks ...................... $    801,646  $    801,646  $    864,446  $    864,446  $    607,528  $    631,444
Money market investments .....................      394,328       394,328       612,205       612,205     1,202,154     1,204,354
Investment securities ........................    3,725,306     3,724,755     3,681,090     3,680,339     2,730,534     2,815,478
Net Loans ....................................   10,709,327    10,707,360    10,430,823    10,427,939     5,711,943     5,937,644
Premises and equipment, net ..................      237,115       236,343       231,847       231,066       158,893       165,459
Goodwill and core deposit intangibles ........      651,276       264,680       663,606       271,578       467,035       173,797
Other assets .................................      931,980       955,839       536,214       561,348       346,909       375,810
                                               ------------  ------------  ------------  ------------  ------------  ------------
   Total assets .............................. $ 17,450,978  $ 17,084,951  $ 17,020,231  $ 16,648,921  $ 11,224,996  $ 11,303,986
                                               ============  ============  ============  ============  ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits ..................................... $ 13,204,776  $ 13,204,776  $ 13,321,163  $ 13,321,163  $  8,044,337  $  8,374,323
Other liabilities ............................    2,782,671     2,782,671     2,279,321     2,279,321     2,149,140     2,151,396
Minority interest ............................       37,599        37,818        34,670        34,781          --            --

Common stock .................................      756,955       328,209       752,845       324,099       477,635       188,551
Accumulated other comprehensive loss .........       (1,083)         (948)       (4,432)       (4,280)         (356)         (416)
Retained earnings ............................      670,060       732,425       636,664       693,837       554,240       590,132
                                               ------------  ------------  ------------  ------------  ------------  ------------
    Total shareholders' equity ...............    1,425,932     1,059,686     1,385,077     1,013,656     1,031,519       778,267
                                               ------------  ------------  ------------  ------------  ------------  ------------
    Total liabilities and shareholders' equity $ 17,450,978  $ 17,084,951  $ 17,020,231  $ 16,648,921  $ 11,224,996  $ 11,303,986
                                               ============  ============  ============  ============  ============  ============

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                 Three Months Ended   Three Months Ended
                                                                   March 31, 1999       March 31, 1998
                                                               ---------------------  -------------------
                                                                          Previously            Previously
(In thousands, except per share amounts)                        Restated   Reported   Restated   Reported
                                                                --------   --------   --------   --------
Net interest income .........................................   $165,733   $166,878   $110,179   $116,623
Provision for loan losses ...................................      4,231      4,231      3,285      3,555
Noninterest income ..........................................     63,343     63,343     44,039     44,806
Noninterest expense:


     Amortization of goodwill and core deposit intangibles ..      8,728      3,297      6,456      2,380
     Other noninterest expense ..............................    145,461    145,451     93,390     98,377
                                                                --------   --------   --------   --------
Income before income taxes and minority interest ............     70,656     77,242     51,087     57,117
Income taxes ................................................     25,641     26,927     16,057     18,121
Minority interest ...........................................      1,356      1,464       --         --
                                                                --------   --------   --------   --------
           Net income .......................................   $ 43,659   $ 48,851   $ 35,030   $ 38,996
                                                                ========   ========   ========   ========

Weighted-average common and common-equivalent
    shares outstanding during the period ....................     80,010     80,010     72,218     74,308

Net income per common share:
  Basic .....................................................   $   0.55   $   0.62   $   0.49   $   0.54
  Diluted ...................................................   $   0.55   $   0.61   $   0.48   $   0.52

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

On January 6, 1998 the Company acquired Vectra Banking Corporation and its banking subsidiary Vectra Bank. On May 22, 1998, the Company acquired FP Bancorp, Inc. and its banking subsidiary First Pacific National Bank. Both acquisitions were accounted for as purchase transactions. On October 1, 1998, the Company acquired The Sumitomo Bank of California in a transaction accounted for as a purchase. In a purchase transaction results of operations for the acquired entity are only included subsequent to the acquisition date. Therefore, financial information for the first quarter of 1999 can not be compared directly with the first quarter of 1998. On September 8, 1998, the Company acquired The Commerce Bancorporation and its banking subsidiary The Commerce Bank of Washington, N.A. The Commerce Bancorporation acquisition was accounted for as a pooling of interest and was considered significant. Accordingly, prior year amounts have been restated. Certain amounts in the 1998 consolidated financial statements have also been reclassified to conform to the 1999 presentation.

Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's restated Annual Report to Shareholders on Form 10-K/A for the year ended December 31, 1998.

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

SUBSEQUENT EVENTS

On April 27, 1999, the Company announced a definitive agreement to merge with Regency Bancorp of Fresno, California in exchange for common shares of Zions. Regency Bancorp's banking subsidiary, Regency Bank, will then merge into Zions' subsidiary, California Bank & Trust. As of March 31, 1999, Regency Bancorp had total assets of approximately $228 million. The merger is intended to be accounted for as a purchase and is expected to close in the fourth quarter, subject to the approval of banking regulators and the shareholders of Regency Bancorp.

On May 7, 1999, the Company announced a definitive agreement to merge with Pioneer Bancorporation of Reno, Nevada in a stock transaction valued at approximately $340.8 million. Pioneer Bancorporation's subsidiary, Pioneer Citizens Bank of Nevada, will merge into Zions' subsidiary, Nevada State Bank, creating the third largest bank in the state. As of December 31, 1998, Pioneer Bancorp had total assets of approximately $1,031 million. The transaction is expected to close in the fourth quarter and is intended to be accounted for as a pooling of interests.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.
    MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
(Unaudited)


                                                              Three Months Ended
(In thousands, except per share and ratio data)                     March 31
                                                   -----------------------------------------
                                                       1999           1998        % Change
                                                   -----------    -----------    -----------
EARNINGS
Taxable-equivalent net interest income .........   $   168,111    $   112,606        49.29 %
Net interest income ............................       165,733        110,179        50.42 %
Noninterest income .............................        63,343         44,039        43.83 %
Provision for loan losses ......................         4,231          3,285        28.80 %
Noninterest expense ............................       154,189         99,846        54.43 %
Income before income taxes .....................        70,656         51,087        38.31 %
Income taxes ...................................        25,641         16,057        59.69 %
Minority interest ..............................         1,356           --
Net income .....................................        43,659         35,030        24.63 %

PER COMMON SHARE
Net income (diluted) ...........................          0.55           0.48        14.58 %
Dividends ......................................          0.14           0.12        16.67 %
Book value .....................................         18.07          14.20        27.25 %
SELECTED RATIOS
Return on average assets .......................          0.99%          1.23%
Return on average common equity ................         12.56%         13.96%
Efficiency ratio ...............................         66.62%         63.74%
Net interest margin ............................          4.34%          4.45%
OPERATING CASH EARNINGS*
Taxable-equivalent net interest income .........   $   168,111    $   112,606        49.29 %
Net interest income ............................       165,733        110,179        50.42 %
Noninterest income .............................        63,343         44,039        43.83 %
Provision for loan losses ......................         4,231          3,285        28.80 %
Noninterest expense ............................       144,416         92,930        55.40 %
Income before income taxes .....................        80,429         58,003        38.66 %
Income taxes ...................................        27,244         17,055        59.74 %
Minority interest ..............................         1,356           --
Net income .....................................        51,829         40,948        26.57 %
PER COMMON SHARE
Net income (diluted) ...........................          0.65           0.57        14.04 %
Dividends ......................................          0.14           0.12        16.67 %
Book value .....................................          9.82           7.77        26.38 %
SELECTED RATIOS
Return on average assets .......................          1.22%          1.50%
Return on average common equity ................         27.91%         30.28%
Efficiency ratio ...............................         62.40%         59.33%
Net interest margin ............................          4.34%          4.45%

* Before amortization of goodwill and core deposit intangible assets and merger related expenses.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)


                                                              Three Months Ended
(In thousands, except per share and ratio data)                     March 31
                                                   -----------------------------------------
                                                       1999           1998        % Change
                                                   -----------    -----------    -----------
AVERAGE BALANCES
Total assets ...................................   $17,856,439    $11,525,426          54.93%
Securities .....................................     4,035,150      3,048,228          32.38%
Net loans and leases ...........................    10,719,202      5,591,733          91.70%
Goodwill and core deposit intangibles ..........       656,677        469,518          39.86%
Total deposits .................................    13,046,673      7,739,690          68.57%
Minority interest ..............................        36,952           --
Shareholders' equity ...........................     1,409,702      1,017,973          38.48%

Weighted average common and common-
     equivalent shares outstanding .............    80,010,112     72,217,739          10.79%

AT PERIOD END
Total assets ...................................   $17,450,978    $11,224,996          55.47%
Securities .....................................     3,725,306      2,730,534          36.43%
Net loans and leases ...........................    10,908,240      5,806,199          87.87%
Allowance for loan losses ......................       198,913         94,256         111.03%
Goodwill and core deposit intangibles ..........       651,276        467,035          39.45%
Total deposits .................................    13,204,776      8,044,337          64.15%
Minority interest ..............................        37,599           --             --
Shareholders' equity ...........................     1,425,932      1,031,519          38.24%
Common shares outstanding ......................    78,903,072     72,217,739           8.60%

Average equity to average assets ...............          7.89%          8.83%
Common dividend payout .........................         25.31%         26.16%

Nonperforming assets ...........................        81,512         20,406         299.45%
Loans past due 90 days or more .................        26,205         13,844          89.29%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at March 31 ..........           .75%           .35%

ZIONS BANCORPORATION AND SUBSIDIARIES
OPERATING RESULTS

Zions Bancorporation achieved record earnings for the first quarter. Consolidated net income for the quarter ended March 31, 1999 was $43.7 million or $0.55 per diluted share, an increase of 24.6% and 14.6%, respectively, over the restated $35.0 million or $0.48 earned in the first quarter of 1998. The quarterly dividend per share increased 16.7% to $0.14 from $0.12 in the first quarter of 1998.

The annualized return on average assets for the first quarter of 1999 was 0.99% compared to 1.23% for the first quarter of 1998. The annualized return on average common shareholders' equity was 12.56%, compared to 13.96% for the first quarter of 1998. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the first quarter of 1999 was 66.62% compared to 63.74% for the first quarter of 1998. As discussed in notes to consolidated financial statements, due to the 1998 acquisitions accounted for as purchases, financial information for the first quarter of 1999 is not directly comparable to the first quarter of 1998.

The Company's first-quarter $8.6 million (24.6%) increase in earnings relative to the same restated period a year ago reflects a $55.6 million (50.4%) increase in net interest income, an $19.3 million (43.8%) increase in noninterest income, partially offset by a $0.9 million (28.8%) increase in the provision for loan losses, a $54.3 million (54.4%) increase in noninterest expenses, an $9.6 million (59.7%) increase in income tax expense, and a $1.4 million increase in minority interest which did not exist for the period ended March 31, 1998.

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

Operating cash earnings for the quarter were $51.8 million or $0.65 per diluted share, an increase of 26.6% and 14.0%, respectively, over the restated $40.9 million or $0.57 per diluted share earned in the first quarter of 1998.

The operating cash annualized return on average assets for the first quarter of 1999 was 1.22% compared to 1.50% for the first quarter of 1998, resulting in an operating cash annualized return on average common shareholders' equity of 27.91% compared to 30.28% for the first quarter of 1998. The Company's operating cash efficiency ratio for the first quarter of 1999 was 62.40% compared to 59.33% for the first quarter of 1998.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the first quarter of 1999, adjusted to a fully taxable-equivalent basis, increased 49.3% to $168.1 million compared to $112.6 million for the first quarter of 1998. Net interest margin decreased to 4.34% compared to 4.45% for the first quarter of 1998 primarily as a result of the reclassification of certain assets. The yield on average earning assets decreased 44 basis points during the first quarter of 1999 as compared to the first quarter of 1998, and the average rate paid this quarter on interest-bearing funds decreased 48 basis points from the first quarter of 1998. The spread on average interest-bearing funds for the first quarter of 1999 was 3.68%, compared to 3.64% for the first quarter of 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)


                                                         Three Months Ended                   Three Months Ended
                                                          March 31, 1999                        March 31, 1998
                                                ----------------------------------    ----------------------------------
                                                 Average    Amount of     Average      Average     Amount of    Average
(In millions)                                    Balance     Interest(1)    Rate       Balance    Interest(1)    Rate
                                                ---------    ---------   ---------    ---------    ---------   ---------
ASSETS
Money market investments ....................   $     940    $    14.1        6.10%   $   1,617    $    22.9        5.75%
Securities:
     Held to maturity .......................       3,024         46.9        6.29%       2,128         37.3        7.11%
     Available for sale .....................         483          7.1        6.00%         560          8.9        6.41%
     Trading account ........................         528          6.8        5.22%         360          5.0        5.65%
                                                ---------    ---------                ---------    ---------
          Total securities ..................       4,035         60.8        6.12%       3,048         51.2        6.81%
                                                ---------    ---------                ---------    ---------

Loans:
     Loans held for sale ....................         212          3.4        6.51%         205          3.6        7.04%
     Net loans and leases(2).................      10,507        223.6        8.63%       5,387        130.6        9.84%
                                                ---------    ---------                 ---------   ---------
          Total loans .......................      10,719        227.0        8.59%       5,592        134.2        9.73%
                                                ---------    ---------                 ---------   ---------
Total interest-earning assets ...............   $  15,694    $   301.9        7.80%   $  10,257    $   208.3        8.24%
                                                             ---------                             ---------
Cash and due from banks .....................         757                                   536
Allowance for loan losses ...................        (207)                                  (94)
Goodwill and core deposit intangibles .......         657                                   470
Other assets ................................         955                                   356
                                                ---------                             ---------
Total assets ................................   $  17,856                             $  11,525
                                                =========                             =========

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits ...............   $   1,609    $     8.6        2.17%   $   1,082    $     7.9        2.95%
     Money market super NOW deposits ........       4,734         42.1        3.60%       2,897         27.0        3.78%
     Time deposits under $100,000 ...........       2,216         26.1        4.77%       1,177         15.5        5.36%
     Time deposits $100,000 or more .........       1,338         16.7        5.08%         520          7.3        5.70%
     Foreign deposits .......................         175          1.8        4.23%         165          1.9        4.67%
                                                ---------    ---------                ---------    ---------
          Total interest-bearing deposits ...      10,072         95.3        3.84%       5,841         59.6        4.14%
                                                ---------    ---------                ---------    ---------
Borrowed funds:
     Securities sold, not yet purchased .....         299          3.8        5.17%         127          1.7        5.48%
     Federal funds purchased and security
          repurchase agreements .............       2,025         21.8        4.36%       1,936         24.3        5.09%
     Commercial paper .......................          70          0.9        5.25%        --                       --
     FHLB advances and other borrowings:
          Less than one year ................         191          2.3        4.81%         105          1.7        6.41%
          Over one year .....................          53          0.8        6.23%         155          2.2        5.81%
     Long-term debt .........................         454          8.9        7.95%         278          6.2        9.09%
                                                ---------    ---------                ---------    ---------
          Total borrowed funds ..............       3,092         38.5        5.04%       2,601         36.1        5.63%
                                                ---------    ---------                ---------    ---------
Total interest-bearing liabilities ..........   $  13,164    $   133.8        4.12%   $   8,442    $    95.7        4.60%
                                                             ---------                             ---------
Noninterest-bearing deposits ................       2,975                                 1,899
Other liabilities ...........................         270                                   166
                                                ---------                             ---------
Total liabilities ...........................      16,409                                10,507
Minority interest ...........................          37                                  --
Total shareholders' equity ..................       1,410                                 1,018
                                                ---------                             ---------
Total liabilities and shareholders' equity ..   $  17,856                             $  11,525
                                                =========                             =========

Spread on average interest-bearing funds ....                                 3.68%                                 3.64%
                                                                         =========                             =========
Net interest income and net yield on
     interest-earning assets ................                $   168.1        4.34%                $   112.6        4.45%
                                                             =========   =========                 =========   =========

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

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 28.8% to $4.2 million for the first quarter of 1999, as compared with $3.3 million for the first quarter of 1998. Annualized, it is .16% of average loans for the first quarter of 1999 compared to .24% for the first quarter of 1998.

NONINTEREST INCOME

Noninterest income for the first quarter of 1999 was $63.3 million, an increase of 43.8% from the $44.0 million for the first quarter of 1998. Primary contributors to the increase in noninterest income were service charges on deposit accounts; other service charges, commissions and fees; trust income; underwriting and trading income; loan sales and servicing income; and other income. Comparing the segments of noninterest income for the first quarter of 1999 and the first quarter of 1998, service charges on deposit accounts increased 32.3%, other service charges, commissions and fees increased 36.3%, trust income increased 84.8%, underwriting and trading income increased 106.9%, loan sales and servicing income increased 32.3%, and other income increased 121.5%. Net losses of $1.3 million on the sale of investment securities were realized during the first quarter of 1999 compared to net gains of $0.7 million during the first quarter of 1998. The increase in underwriting and trading income reflects the Company's commencement of providing online executable government bond sales over Bloomberg and the Internet and the underwriting of municipal revenue bonds. The increase in other income includes approximately $1.6 million of income from investments in bank-owned life insurance policies, and income from nonmarketable securities previously classified as securities income.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 1999 was $154.2 million, an increase of 54.4% over $99.8 million for the first quarter of 1998. Comparing significant noninterest expense segments for the first quarter of 1999 and the first quarter of 1998, salaries and employee benefits increased 61.4%, occupancy increased 110.0%, furniture and equipment expense increased 32.4%, amortization of goodwill and core deposit intangibles increased 35.2% and the total of all other expenses increased 41.8% which included significant increases in legal and professional services, postage, and other expenses.

The increase in noninterest expense for the first quarter of 1999 compared to the first quarter of 1998 resulted primarily from acquisitions, expansion of business lines and investment in personnel in selected areas to enhance future revenue opportunities. As previously discussed, expenses for the first quarter of 1999 include the operations of the Sumitomo Bank of California acquired October 1, 1998 and the operations of First Pacific National Bank acquired May 22, 1998 in purchase transactions. At March 31, 1999, the Company had 6,844 full- time equivalent employees, 340 offices and 475 ATMs compared to 5,148 full-time equivalent employees, 263 offices and 540 ATMs at March 31, 1998.

INCOME TAXES

The Company's income taxes were $25.6 million for the first quarter of 1999 compared to $16.1 million for the first quarter of 1998. The Company's effective income tax rate was 36.29% for the first quarter of 1999, up from 31.43% for the first quarter of 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 53.0% to $15,694 million for the three months ended March 31, 1999, compared to $10,257 million for the three months ended March 31, 1998. Earning assets comprised 87.9% of total average assets for the first three months of 1999, compared with 89.0% for the first three months of 1998.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements decreased 41.9% to $940 million in the first three months of 1999 as compared to $1,617 million in the first three months of 1998.

During the first three months of 1999, average securities increased 32.4% to $4,035 million compared to $3,048 million in the first three months of 1998. Average held to maturity securities increased 42.1%, available for sale securities decreased 13.7%, and trading account securities increased 46.6% compared with the first three months of 1998.

Average net loans and leases increased 91.7% to $10,719 million for the first three months of 1999 compared to $5,592 million in the first three months of 1998, representing 68.3% of earning assets in the first three months of 1999 compared to 54.5% in the first three months of 1998. Average net loans and leases were 82.2% of average total deposits for the three months ended March 31, 1999, as compared to 72.2% for the three months ended March 31, 1998.

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

                                                  March 31,             December 31,             March 31,
                                                    1999                    1998                   1998
                                          ---------------------   ---------------------   ---------------------
                                          Amortized     Market    Amortized     Market    Amortized     Market
(In millions)                                cost       value        cost       value        cost       value
                                          ---------   ---------   ---------   ---------   ---------   ---------
Held to maturity
    U.S. Treasury Securities ..........   $       2   $       2   $      62   $      62   $       4   $       4
    U.S. government agencies and
       corporations:
       Small Business
            Administration loan-
            backed securities .........         350         349         358         356         423         430
       Other agency securities ........         992         993         941         945       1,145       1,150
    States and political subdivisions .         334         341         285         293         248         253
    Mortgage-backed securities ........       1,383       1,389       1,159       1,166          89          89
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                              3,061       3,074       2,805       2,822       1,909       1,926
                                          ---------   ---------   ---------   ---------   ---------   ---------
Available for sale
    U.S. Treasury securities ..........          80          80          46          47          28          28
    U.S. government agencies and
       corporations:
       Small Business Administration
          originator fee certificates .        --          --            85          69          79          74
       Other agency securities ........          86          87         112         113         161         149
    States and political subdivisions .           8           9          15          16          15          16
    Mortgage and other
       asset-backed securities ........         146         147         179         180          78          29
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                320         323         437         425         361         296
                                          ---------   ---------   ---------   ---------   ---------   ---------
    Equity securities:
       Mutual funds:
            Accessor Funds, Inc. ......         106         107         117         118         110         110
       Stock:
            Federal Home Loan Bank ....        --          --           101         101         101          99
            Other .....................           9          13          36          41          37          41
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                115         120         254         260         248         250
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                435         443         691         685         609         546
                                          ---------   ---------   ---------   ---------   ---------   ---------
Total .................................   $   3,496   $   3,517   $   3,496   $   3,507   $   2,518   $   2,472
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

The table below sets forth the amount of loans outstanding by type on March 31, 1999, December 31, 1998 and March 31, 1998.

(In millions)
                                           March 31,  December 31,   March 31,
Types                                        1999         1998         1998
-----                                     ----------   ----------   ----------
Loans held for sale ..................... $      180   $      232   $      249
Commercial, financial, and agricultural .      2,742        2,692        1,517
Real estate:
   Construction .........................      1,071          867          531
   Other:
       Home equity credit line ..........        191          222          157
       1-4 family residential ...........      2,190        2,187          961
       Other real estate-secured ........      3,708        3,626        1,763
                                          ----------   ----------   ----------
                                               6,089        6,035        2,881
                                          ----------   ----------   ----------
                                               7,160        6,902        3,412
Consumer:
       Bankcard .........................         81           87           49
       Other ............................        440          452          371
                                          ----------   ----------   ----------
                                                 521          539          420

Lease financing .........................        208          213          171

Foreign loans ...........................         92           44         --

Other receivables .......................         49           62           79
                                          ----------   ----------   ----------
       Total loans ...................... $   10,952   $   10,684   $    5,848
                                          ==========   ==========   ==========

Loans held for sale on March 31, 1999 decreased 22.6% from year-end 1998. All other loans, net of unearned income and fees increased 3.1% to $10,772 million on March 31, 1999, compared to $10,452 million on December 31, 1998. Commercial loans, construction loans, other real estate-secured loans and foreign loans increased from year end 1.9%, 23.6%, 0.9% and 107.9%, respectively. Consumer loans, lease financing, and other receivables decreased 3.5%, 2.5% and 20.5%, respectively from year end. Within the other real estate-secured loan portfolio, home equity credit line loans decreased 14.3%, 1-4 family residential loans increased 0.2% and all other real estate loans increased 2.3% from year end.

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

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $82 million on March 31, 1999, up from $64 million on December 31, 1998, and up from $20 million on March 31, 1998. Such nonperforming assets as a percentage of net loans and leases and other real estate owned were .75%, .60% and .35% on March 31, 1999, December 31, 1998, and March 31, 1998, respectively.

Accruing loans past due 90 days or more totaled $26 million on March 31, 1999 and December 31, 1998, up from $14 million on March 31, 1998. These loans equaled .24% of net loans and leases on March 31, 1999, December 31, 1998 and March 31, 1998.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets on March 31, 1999, December 31, 1998, and March 31, 1998.


                                                 March 31,   December 31,    March 31,
(In millions)                                      1999          1998          1998
                                                ----------    ----------    ----------
Nonaccrual loans ............................   $       71    $       54    $       17
Restructured loans ..........................            4             5             1
Other real estate owned and other
     nonperforming assets ...................            7             5             2
                                                ----------    ----------    ----------
     Total ..................................   $       82    $       64    $       20
                                                ==========    ==========    ==========
% of net loans and leases*, other real estate
     owned and other nonperforming assets ...          .75%          .60%          .35%
Accruing loans past due 90 days or more .....   $       26    $       26    $       14
                                                ==========    ==========    ==========

% of net loans and leases* ..................          .24%          .24%          .24%
*Includes loans held for sale

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.82% of net loans and leases on March 31, 1999, compared to 1.93% on December 31, 1998, and 1.62% on March 31, 1998. Net charge-offs during the first quarter of 1999 were $11 million, or .41% of average net loans and leases annualized, compared to $1 million, or .05% of average net loans and leases annualized for the first quarter of 1998.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 267.18% on March 31, 1999, compared to 347.86% on December 31, 1998, and 522.80%
on March 31, 1998. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 204.99% on March 31, 1999, compared to 258.04% on December 31, 1998 and 307.51% on March 31, 1998.

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

                                                Three      Twelve       Three
                                                Months     Months       Months
                                                Ended       Ended       Ended
(In millions)                                  March 31,  December 31, March 31,
                                                 1999        1998        1998
                                               --------    --------    --------
Average loans* and leases outstanding
     (net of unearned income) ...............  $ 10,719    $  7,121    $  5,592
                                               ========    ========    ========
Allowance for possible losses:
Balance at beginning of the period ..........  $    206    $     83    $     83
Allowance of companies acquired .............      --           126           9
Provision charged against earnings ..........         4          12           3
Loans and leases charged-off:
     Loans held for sale ....................      --          --          --
     Commercial, financial and agricultural .        (9)         (8)         (1)
     Real estate ............................      --            (6)       --
     Consumer ...............................        (2)         (9)         (2)
     Lease financing ........................        (2)         (1)       --
                                               --------    --------    --------
          Total .............................       (13)        (24)         (3)
                                               --------    --------    --------
Recoveries:
     Loans held for sale ....................      --          --             1
     Commercial, financial and agricultural .         1           3        --
     Real estate ............................      --             3           1
     Consumer ...............................         1           3        --
     Lease financing ........................      --          --          --
                                               --------    --------    --------
          Total .............................         2           9           2
                                               --------    --------    --------
Net loan and lease charge-offs ..............       (11)        (15)         (1)
                                               --------    --------    --------
Balance at end of the period ................  $    199    $    206    $     94
                                               ========    ========    ========

*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases                      .41%        .21%        .05%

ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $13,047 million for the first three months of 1999 increased 68.6% over the restated $7,740 million for the first three months of 1998, with average demand deposits increasing 56.7%. Average savings and NOW deposits, money market and super NOW deposits, and time deposits under $100,000 for the first three months of 1999 increased 48.7%, 63.4% and 88.3% respectively, from the restated first three months of 1998. Average time deposits over $100,000 increased 157.5% and foreign deposits increased 5.9% during the first three months of 1999, compared with the same period one year earlier.

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

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 88.9% of total deposits on March 31, 1999 as compared to 87.0% on December 31, 1998 and 91.1% on March 31, 1998.

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

Interest rate risk is the most significant market risk regularly undertaken by the Company. The Company believes there have been no significant changes in market risk compared to the disclosures in Zions Bancorporation's restated Annual Report to Shareholders on Form 10-K/A for the year ended December 31, 1998.

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

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity on March 31, 1999 was $1,426 million, an increase of 2.9% over the $1,385 million on December 31, 1998, and an increase of 38.2% over the restated $1,032 million on March 31, 1998. The ratio of average equity to average assets for the first three months of 1999 was 7.89% as compared to 8.83% for the same period in 1998. On March 31, 1999, the Company's Tier I risk-based capital ratio was 8.54%, as compared to 8.34% on December 31, 1998 and 11.66% on March 31, 1998. On March 31, 1999 the Company's total risk-based capital ratio was 11.52%, as compared to 11.38% on December 31, 1998 and 13.53% on March 31, 1998. The Company's leverage ratio on March 31, 1999 was 6.01%, as compared to 5.86% on December 31, 1998 and 6.78% on March 31, 1998.

Dividends declared per common share for the first quarter of 1999 of $.14 increased 16.7%, as compared to $.12 for the first quarter of 1998. The common cash dividend payout of net income for the first three months of 1999 was 25.31%, as compared to 26.16% for the first three months of 1998.

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



                                          ZIONS FIRST
                                         NATIONAL BANK
                                              AND                 CALIFORNIA             VECTRA BANK              NATIONAL BANK
                                         SUBSIDIARIES            BANK & TRUST             COLORADO                  OF ARIZONA
                                    ---------------------   ---------------------   ----------------------    ---------------------
(Amounts in millions)                  1999        1998        1999        1998        1999         1998          1999         1998
                                    ---------   ---------   ---------   ---------   ---------    ---------    ---------   ---------
CONDENSED INCOME STATEMENT
Net interest income .............   $    54.9   $    52.7   $    60.1   $    12.0   $    20.1   $    15.1   $    18.0   $    17.3
Provision for loan losses .......         2.2         1.5        --           0.5         0.6         0.3         0.6         0.6
Noninterest income ..............        41.6        32.6         8.5         1.4         5.0         2.2         2.7         2.2
Noninterest expense .............        53.4        50.5        50.1         8.9        21.4        12.9        10.9        10.4
Income tax expense (benefit) ....        12.7        11.3         8.7         1.9         2.0         1.8         3.6         3.3
Minority interest ...............         0.9        --          --          --          --          --          --          --
                                    ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
     Net income .................   $    27.3   $    22.0   $     9.8   $     2.1   $     1.1   $     2.3   $     5.6   $     5.2
                                    =========   =========   =========   =========   =========   =========   =========   =========

AVERAGE BALANCE SHEET DATA
Total assets ....................   $   6,832   $   6,363   $   6,180   $     985   $   2,091   $   1,597   $   1,451   $   1,339
Net loans and leases ............       3,564       2,755       4,206         497       1,202         879       1,039         816
Total deposits ..................       3,789       3,624       5,315         772       1,618       1,144       1,213       1,165


                                         NEVADA STATE           THE COMMERCE
                                           BANK AND               BANK OF                                         CONSOLIDATED
                                         SUBSIDIARIES            WASHINGTON                 OTHER                    COMPANY
                                    ---------------------   ---------------------   ----------------------    ---------------------
(Amounts in millions)                  1999        1998        1999        1998        1999         1998          1999         1998
                                    ---------   ---------   ---------   ---------   ---------    ---------    ---------   ---------
CONDENSED INCOME STATEMENT
Net interest income .............   $    12.5   $    12.5   $     3.5   $     3.4   $    (3.4)   $    (2.8)   $   165.7   $   110.2
Provision for loan losses .......         0.4         0.4         0.4        --          --           --            4.2         3.3
Noninterest income ..............         4.0         3.3         0.2         0.3         1.3          2.0         63.3        44.0
Noninterest expense .............        10.8        10.6         1.7         1.8         5.9          4.7        154.2        99.8
Income tax expense (benefit) ....         1.8         1.5         0.5         0.6        (3.7)        (4.3)        25.6        16.1
Minority interest ...............        --          --          --          --           0.4         --            1.3        --
                                    ---------   ---------   ---------   ---------   ---------    ---------    ---------   ---------
     Net income .................   $     3.5   $     3.3   $     1.1   $     1.3   $    (4.7)   $    (1.2)   $    43.7   $    35.0
                                    =========   =========   =========   =========   =========    =========    =========   =========

AVERAGE BALANCE SHEET DATA
Total assets ....................   $   1,099   $     990   $     335   $     296   $    (132)   $     (45)   $  17,856   $  11,525
Net loans and leases ............         535         489         153         152          20            4       10,719       5,592
Total deposits ..................         915         834         223         215         (26)         (14)      13,047       7,740


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




                                           ZIONS BANCORPORATION


                                           /s/Harris H. Simmons
                                           --------------------
                                           Harris H. Simmons, President and
                                           Chief Executive Officer

                                           /s/Dale M. Gibbons
                                           ------------------
                                           Dale M. Gibbons, Executive Vice
                                           President and Chief Financial Officer
Dated February 11, 2000