Form 10-Q/A
period 1999-06-30
ZIONS BANCORPORATION /UT/
filed 2000-02-14
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               --------------

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

Common Stock, without par value,
outstanding at August 9, 1999                                  79,000,686 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                            Page
PART I.       FINANCIAL INFORMATION                                         ----
              ---------------------

     ITEM 1.          Financial Statements (unaudited)

                      Consolidated Balance Sheets                             3
                      Consolidated Statements of Income                       4
                      Consolidated Statements of Cash Flows                   5
                      Consolidated Statements of Changes in Shareholders'     7
                         Equity and Comprehensive Income
                      Notes to Consolidated Financial Statements              8

     ITEM 2.          Management's Discussion and Analysis                   12


PART II.      OTHER INFORMATION
              -----------------

     ITEM 4.          Submission of Matters to a Vote of Shareholders        31

     ITEM 6.          Exhibits and Reports on Form 8-K                       32


SIGNATURES                                                                   32
----------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                    June 30,      December 31,      June 30,
(In thousands, except share amounts)                                  1999            1998            1998
                                                                  ------------    ------------    ------------
ASSETS
Cash and due from banks .......................................   $    882,772    $    864,446    $    697,265
Money market investments:
     Interest-bearing deposits ................................         17,757          30,484          56,643
     Federal funds sold .......................................        101,022         199,446         103,203
     Security resell agreements ...............................        281,351         382,275       1,133,869

Investment securities:
     Held to maturity, at cost (approximate market value
     $3,218,343, $2,821,535, and $2,264,846) ..................      3,225,109       2,804,654       2,250,825
     Available for sale, at market ............................        465,838         684,581         589,448
     Trading account, at market ...............................        416,130         191,855         401,914
                                                                  ------------    ------------    ------------
                                                                     4,107,077       3,681,090       3,242,187
Loans:
     Loans held for sale ......................................        195,217         232,253         198,180
     Loans, leases, and other receivables .....................     10,902,189      10,452,246       6,128,183
                                                                  ------------    ------------    ------------
                                                                    11,097,406      10,684,499       6,326,363
Less:
     Unearned income and fees, net of related costs ...........         49,693          48,123          42,288
     Allowance for loan losses ................................        204,825         205,553          98,488
                                                                  ------------    ------------    ------------
           Net Loans ..........................................     10,842,888      10,430,823       6,185,587

Premises and equipment, net ...................................        250,362         231,847         171,361
Goodwill and core deposit intangibles .........................        642,952         663,606         574,268
Other real estate owned .......................................          7,322           5,270           3,593
Other assets ..................................................        833,001         530,944         334,567
                                                                  ------------    ------------    ------------
                                                                  $ 17,966,504    $ 17,020,231    $ 12,502,543
                                                                  ============    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing .......................................   $  3,076,922    $  3,170,436    $  2,238,182
    Interest-bearing:
         Savings and money market .............................      6,812,278       6,077,556       4,262,240
         Time:
             Under $100,000 ...................................      1,938,753       2,340,598       1,226,587
             Over $100,000 ....................................      1,079,042       1,528,329         649,889
         Foreign ..............................................        163,729         204,244         175,002
                                                                  ------------    ------------    ------------
                                                                    13,070,724      13,321,163       8,551,900

Securities sold, not yet purchased ............................        377,056          29,702         225,833
Federal funds purchased .......................................        669,115         337,283         373,623
Security repurchase agreements ................................        851,138         932,560       1,110,161
Accrued liabilities ...........................................        329,344         319,278         378,342
Commercial paper ..............................................        133,969          49,217           1,996
Federal Home Loan Bank advances and other borrowings:
     Less than one year .......................................        532,166         100,750          27,388
     Over one year ............................................         60,216          56,796         118,011
Long-term debt ................................................        453,249         453,735         386,243
                                                                  ------------    ------------    ------------
         Total liabilities ....................................     16,476,977      15,600,484      11,173,497
                                                                  ------------    ------------    ------------

Minority interest .............................................         37,162          34,670            --

Shareholders' equity:
     Capital stock:
         Preferred stock, without par value; authorized
              3,000,000 shares; issued and outstanding, none ..           --              --              --
         Common stock, without par value; authorized
            200,000,000 shares; issued and outstanding
            79,010,705, 78,636,083 and 76,971,917 shares ......        758,116         752,845         754,825
     Accumulated other comprehensive loss .....................           (519)         (4,432)           (291)
     Retained earnings ........................................        694,768         636,664         574,512
                                                                  ------------    ------------    ------------
          Total shareholders' equity ..........................      1,452,365       1,385,077       1,329,046
                                                                  ------------    ------------    ------------
                                                                  $ 17,966,504    $ 17,020,231    $ 12,502,543
                                                                  ============    ============    ============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ----------------------
(In thousands, except per share amounts)                             1999         1998        1999         1998
                                                                   ---------    ---------   ---------    ---------
Interest income:
     Interest and fees on loans ................................   $ 230,544    $ 141,774   $ 450,057    $ 268,540
     Interest on loans held for sale ...........................       3,088        3,660       6,493        7,216
     Lease financing ...........................................       3,253        2,879       6,677        6,211
     Interest on money market investments ......................      16,399       24,683      30,528       47,618
     Interest on securities:
          Held to maturity:
               Taxable .........................................      42,764       25,529      83,980       57,936
               Nontaxable ......................................       4,441        3,433       8,417        6,625
          Available for sale:
               Taxable .........................................       5,410        8,257      12,385       16,647
               Nontaxable ......................................         118          201         246          505
          Trading account ......................................       7,983        7,235      14,775       12,246
                                                                   ---------    ---------   ---------    ---------
          Total interest income ................................     314,000      217,651     613,558      423,544
                                                                   ---------    ---------   ---------    ---------
Interest expense:
     Interest on savings and money market deposits .............      55,366       36,836     106,060       71,700
     Interest on time and foreign deposits .....................      39,086       27,029      83,747       51,778
     Interest on borrowed funds ................................      46,082       33,291      84,552       69,392
                                                                   ---------    ---------   ---------    ---------
          Total interest expense ...............................     140,534       97,156     274,359      192,870
                                                                   ---------    ---------   ---------    ---------
          Net interest income ..................................     173,466      120,495     339,199      230,674
Provision for loan losses ......................................       3,633        3,264       7,864        6,549
                                                                   ---------    ---------   ---------    ---------
          Net interest income after provision for loan losses ..     169,833      117,231     331,335      224,125
                                                                   ---------    ---------   ---------    ---------
Noninterest income:
     Service charges on deposit accounts .......................      17,720       12,903      35,528       25,970
     Other service charges, commissions and fees ...............      17,280       13,091      32,621       24,120
     Trust income ..............................................       3,846        2,034       6,815        3,641
     Investment securities gain (loss), net ....................         215        2,227      (1,113)       2,923
     Underwriting and trading income ...........................       3,223        2,189       7,244        4,132
     Loan sales and servicing income ...........................      12,410       11,934      27,582       23,405
     Other .....................................................       6,051        3,374      15,411        7,600
                                                                   ---------    ---------   ---------    ---------
          Total noninterest income .............................      60,745       47,752     124,088       91,791
                                                                   ---------    ---------   ---------    ---------
Noninterest expense:
     Salaries and employee benefits ............................      82,560       54,305     164,883      105,303
     Occupancy, net ............................................      11,269        6,161      22,763       11,634
     Furniture and equipment ...................................      10,089        8,605      20,068       16,140
     Other real estate expense (income) ........................        (486)         206        (442)         (67)
     Legal and professional services ...........................       4,900        4,138       8,140        6,931
     Supplies ..................................................       2,990        2,651       5,566        5,133
     Postage ...................................................       2,889        2,081       5,695        4,184
     Advertising ...............................................       5,865        2,490       8,791        5,078
     Merger related expenses ...................................       1,119        8,682       2,164        9,142
     FDIC premiums .............................................         789          356       1,146          669
     Amortization of goodwill and core deposit intangibles .....       8,906        8,021      17,634       14,477
     Amortization of mortgage servicing assets .................         115        1,289         766        2,421
     Other .....................................................      25,597       20,711      53,617       38,497
                                                                   ---------    ---------   ---------    ---------
          Total noninterest expense ............................     156,602      119,696     310,791      219,542
                                                                   ---------    ---------   ---------    ---------
Income before income taxes and minority interest ...............      73,976       45,287     144,632       96,374
Income taxes ...................................................      25,834       14,387      51,475       30,444
                                                                   ---------    ---------   ---------    ---------
           Net income before minority interest .................      48,142       30,900      93,157       65,930
Minority interest ..............................................         504         --         1,860         --
                                                                   ---------    ---------   ---------    ---------
           Net income ..........................................   $  47,638    $  30,900   $  91,297    $  65,930
                                                                   =========    =========   =========    =========

Basic shares ...................................................      78,985       74,521      78,879       72,653
Diluted shares .................................................      80,134       75,889      80,017       73,936

Net income per common share:
  Basic ........................................................   $    0.60    $    0.41   $    1.16    $    0.91
  Diluted ......................................................   $    0.59    $    0.41   $    1.14    $    0.89

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                        June 30,
                                                                       ----------------------------    ----------------------------
(In thousands)                                                             1999            1998            1999           1998
                                                                       ------------    ------------    ------------    ------------
Cash flows from operating activities:
     Net income ....................................................   $     47,638    $     30,900    $     91,297    $     65,930
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses ................................          3,633           3,264           7,864           6,549
          Depreciation of premises and equipment ...................          9,326           6,330          17,871          12,076
          Amortization .............................................         12,986          11,947          26,548          22,349
          Accretion of unearned income and fees, net of
               related costs .......................................          6,406            (586)          8,589          (2,020)
          Income to minority interest ..............................            504            --             1,860            --
          Proceeds from sales of trading account securities ........     48,341,852      42,399,035      94,197,450      77,526,251
          Increase in trading account securities ...................    (48,536,855)    (42,524,672)    (94,421,725)    (77,844,484)
          Investment securities (gain) loss, net ...................           (215)         (2,227)          1,113          (2,923)
          Proceeds from loans held for sale ........................        196,362         369,861         504,471         613,066
          Increase in loans held for sale ..........................       (211,989)       (315,540)       (468,365)       (627,433)
          Net gain on sales of loans, leases and other assets ......         (9,972)        (10,241)        (22,583)        (18,956)
          Change in accrued income taxes ...........................          8,580          (9,021)         28,738           7,413
          Change in accrued interest receivable ....................          5,888           6,664          (6,155)          6,487
          Change in accrued interest payable .......................           (836)         (5,293)         (2,093)          1,051
          Other, net ...............................................        (30,993)        204,834        (109,371)        135,171
                                                                       ------------    ------------    ------------    ------------
               Net cash provided by (used in) operating activities .       (157,685)        165,255        (144,491)        (99,473)
                                                                       ------------    ------------    ------------    ------------
Cash flows from investing activities:
     Net decrease (increase) in money market investments ...........         (5,802)        (59,061)        212,250        (387,417)
     Proceeds from maturities of investment securities
          held to maturity .........................................        279,876         805,889         574,598       1,396,048
     Purchases of investment securities held to maturity ...........       (447,563)     (1,111,268)     (1,002,548)     (1,164,074)
     Proceeds from sales of investment securities
          available for sale .......................................         12,533          58,888         150,734         241,366
     Proceeds from maturities of investment securities
          available for sale .......................................         50,092         105,366         131,532         117,194
     Purchases of investment securities available for sale .........        (90,486)       (121,054)       (273,925)       (323,540)
     Proceeds from sales of loans and leases .......................        427,133         213,254         623,170         419,530
     Net increase in loans and leases ..............................       (552,403)       (395,593)     (1,069,603)       (739,727)
     Payments on leveraged leases ..................................           --              --            (4,168)         (1,067)
     Principal collections on leveraged leases .....................           --              --             4,168           1,067
     Proceeds from sales of premises and equipment .................            382           2,147             872           2,391
     Purchases of premises and equipment ...........................        (22,959)        (11,079)        (37,253)        (22,543)
     Proceeds from sales of mortgage-servicing rights ..............          6,085             271          21,003             609
     Purchases of mortgage-servicing rights ........................           (136)           (760)           (928)         (1,463)
     Proceeds from sales of other assets ...........................          1,413             818           3,542           3,763
     Cash paid for acquisitions, net of cash received ..............           --            37,437             592          89,049
                                                                       ------------    ------------    ------------    ------------
               Net cash used in investing activities ...............       (341,835)       (474,745)       (665,964)       (368,814)
                                                                       ------------    ------------    ------------    ------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                                  Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                               --------------------------    --------------------------
(In thousands)                                                    1999           1998            1999           1998
                                                               -----------    -----------    -----------    -----------
Cash flows from financing activities:
     Net increase (decrease) in deposits ...................      (134,052)        (2,886)      (255,900)       170,412
     Net change in short-term funds borrowed ...............       728,045        165,208      1,113,932        231,399
     Proceeds from FHLB advances over one year .............        15,000          9,000         15,000          9,000
     Payments on FHLB advances over one year ...............        (5,582)        (3,410)       (11,580)       (97,620)
     Proceeds from issuance of long-term debt ..............          --          110,000           --          110,000
     Payments on long-term debt ............................          (305)          (644)          (486)        (3,007)
     Proceeds from issuance of common stock ................         1,242        133,254          2,771        133,983
     Payments to redeem common stock .......................          (772)          (620)          (966)       (12,393)
     Dividends paid ........................................       (22,930)       (10,675)       (33,990)       (19,715)
                                                               -----------    -----------    -----------    -----------
               Net cash provided by financing activities ...       580,646        399,227        828,781        522,059
                                                               -----------    -----------    -----------    -----------
Net increase (decrease) in cash and due from banks .........        81,126         89,737         18,326         53,772
Cash and due from banks at beginning of period .............       801,646        607,528        864,446        643,493
                                                               -----------    -----------    -----------    -----------
Cash and due from banks at end of period ...................   $   882,772    $   697,265    $   882,772    $   697,265
                                                               ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)


                                                  Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                  -------------------   -------------------
(In thousands)                                      1999       1998       1999       1998
                                                  --------   --------   --------   --------
Cash paid for:
     Interest .................................   $141,355   $102,584   $276,435   $192,385
     Income taxes .............................     15,365     23,110     15,420     24,998
Loans transferred to other real estate owned ..      3,247        784      5,697      1,188

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

                                                                                         Six Months Ended
                                                                                           June 30, 1999
                                                               --------------------------------------------------------------------
                                                                                         Accumulated other                Total
                                                                 Common     Comprehensive comprehensive     Retained   Shareholders'
(In thousands)                                                    Stock         Income    income (loss)     Earnings      Equity
                                                               -----------   -----------   -----------    -----------   -----------
Balance, January 1, 1999 ..................................... $   752,845                 $    (4,432)   $   636,664   $ 1,385,077
Net income for the period ....................................               $    91,297                       91,297        91,297
                                                                             -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding gain arising
       during the period, net of tax expense of $42 ..........                        68
    Reclassification for net realized securities loss recorded
       in the income statement, net of tax benefit of $2,381 .                     3,845
                                                                             -----------
    Other comprehensive income ...............................                     3,913         3,913                        3,913
                                                                             -----------
    Total comprehensive income ...............................               $    95,210
                                                                             ===========
Cash dividends:
    Common, $.43 per share ...................................                                                (33,990)      (33,990)
Issuance of common shares for acquisitions ...................          83                                        797           880
Stock redeemed and retired ...................................        (966)                                                    (966)
Stock options exercised, net of shares tendered and retired ..       6,154                                                    6,154
                                                               -----------                 -----------    -----------   -----------
Balance, June 30, 1999 ....................................... $   758,116                 $      (519)   $   694,768   $ 1,452,365
                                                               ===========                 ===========    ===========   ===========


                                                                                         Six Months Ended
                                                                                           June 30, 1998
                                                               --------------------------------------------------------------------
                                                                                         Accumulated other                Total
                                                                 Common     Comprehensive comprehensive     Retained   Shareholders'
(In thousands)                                                    Stock         Income    income (loss)     Earnings      Equity
                                                               -----------   -----------   -----------    -----------   -----------
Balance, January 1, 1998 ..................................... $   270,359                 $     3,077    $   529,113   $   802,549
Net income for the period ....................................               $    65,930                       65,930        65,930
                                                                             -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $968 .........                    (1,563)
    Reclassification for realized investment
       securities gain recorded in the income
       statement, net of tax expense of $1,118 ...............                    (1,805)
                                                                             -----------
    Other comprehensive income ...............................                    (3,368)       (3,368)                      (3,368)
                                                                             -----------
    Total comprehensive income ...............................               $    62,562
                                                                             ===========
Cash dividends:
    Common, $.26 per share ...................................                                                (19,644)      (19,644)
    Dividends of acquired companies prior to merger ..........                                                   (887)         (887)
Net proceeds from stock offering .............................     129,871                                                  129,871
Issuance of common shares for acquisitions ...................     361,783                                                  361,783
Exercise of acquired company warrants prior to acquisition ...       1,852                                                    1,852
Stock redeemed and retired ...................................     (12,363)                                                 (12,363)
Stock options exercised, net of shares tendered and retired ..       3,323                                                    3,323
                                                               -----------                 -----------    -----------   -----------
Balance, June 30, 1998 ....................................... $   754,825                 $      (291)   $   574,512   $ 1,329,046
                                                               ===========                 ===========    ===========   ===========

Comprehensive income for the three months ended June 30, 1999 and 1998 was $48,202 and $30,065 respectively.

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

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                      June 30, 1999             December 31, 1998            June 30, 1998
                                                --------------------------  --------------------------  --------------------------
                                                               Previously                  Previously                  Previously
(In thousands, except share amounts)              Restated      Reported      Restated      Reported      Restated      Reported
                                                ------------  ------------  ------------  ------------  ------------  ------------
ASSETS
Cash and due from banks ....................... $    882,772  $    882,772  $    864,446  $    864,446  $    697,265  $    697,265
Money market investments ......................      400,130       400,130       612,205       612,205     1,293,715     1,293,715
Investment securities .........................    4,107,077     4,106,684     3,681,090     3,680,339     3,242,187     3,241,006
Net Loans .....................................   10,842,888    10,841,837    10,430,823    10,427,939     6,185,587     6,180,871
Premises and equipment, net ...................      250,362       249,599       231,847       231,066       171,361       170,560
Goodwill and core deposit intangibles .........      642,952       261,787       663,606       271,578       574,268       170,993
Other assets ..................................      840,323       862,927       536,214       561,348       338,160       366,011
                                                ------------  ------------  ------------  ------------  ------------  ------------
    Total assets .............................. $ 17,966,504  $ 17,605,736  $ 17,020,231  $ 16,648,921  $ 12,502,543  $ 12,120,421
                                                ============  ============  ============  ============  ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits ...................................... $ 13,070,724  $ 13,070,724  $ 13,321,163  $ 13,321,163  $  8,551,900  $  8,551,900
Other liabilities .............................    3,406,253     3,406,253     2,279,321     2,279,321     2,621,597     2,621,597
Minority interest .............................       37,162        37,487        34,670        34,781          --            --

Common stock ..................................      758,116       329,370       752,845       324,099       754,825       326,079
Accumulated other comprehensive loss ..........         (519)         (401)       (4,432)       (4,280)         (291)         (106)
Retained earnings .............................      694,768       762,303       636,664       693,837       574,512       620,951
                                                ------------  ------------  ------------  ------------  ------------  ------------
     Total shareholders' equity ...............    1,452,365     1,091,272     1,385,077     1,013,656     1,329,046       946,924
                                                ------------  ------------  ------------  ------------  ------------  ------------
     Total liabilities and shareholders' equity $ 17,966,504  $ 17,605,736  $ 17,020,231  $ 16,648,921  $ 12,502,543  $ 12,120,421
                                                ============  ============  ============  ============  ============  ============

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENTS OF INCOME


                                                                 Three Months Ended    Three Months Ended
                                                                    June 30, 1999         June 30, 1998
                                                                 -------------------   -------------------
                                                                           Previously            Previously
(In thousands, except per share amounts)                         Restated   Reported   Restated   Reported
                                                                 --------   --------   --------   --------
Net interest income ..........................................   $173,466   $174,569   $120,495   $121,673
Provision for loan losses ....................................      3,633      3,633      3,264      3,264
Noninterest income ...........................................     60,745     60,745     47,752     47,752
Noninterest expense:


     Amortization of goodwill and core deposit intangibles ...      8,906      3,474      8,021      2,397
     Other noninterest expense ...............................    147,696    147,687    111,675    115,015
                                                                 --------   --------   --------   --------
Income before income taxes and minority interest .............     73,976     80,520     45,287     48,749
Income taxes .................................................     25,834     27,102     14,387     15,765
Minority interest ............................................        504        610       --         --
                                                                 --------   --------   --------   --------
           Net income ........................................   $ 47,638   $ 52,808   $ 30,900   $ 32,984
                                                                 ========   ========   ========   ========

Weighted-average common and common-equivalent
    shares outstanding during the period .....................     80,134     80,135     75,889     75,706

Net income per common share:
  Basic ......................................................   $   0.60   $   0.67   $   0.41   $   0.44
  Diluted ....................................................   $   0.59   $   0.66   $   0.41   $   0.44


CONSOLIDATED STATEMENTS OF INCOME

                                                                  Six Months Ended      Six Months Ended
                                                                    June 30, 1999         June 30, 1998
                                                                 -------------------   -------------------
                                                                           Previously            Previously
(In thousands, except per share amounts)                         Restated   Reported   Restated   Reported
                                                                 --------   --------   --------   --------
Net interest income ..........................................   $339,199   $341,447   $230,674   $238,296
Provision for loan losses ....................................      7,864      7,864      6,549      6,819
Noninterest income ...........................................    124,088    124,088     91,791     92,558
Noninterest expense:
     Amortization of goodwill and core deposit intangibles ...     17,634      6,771     14,477      4,777
     Other noninterest expense ...............................    293,157    293,138    205,065    213,392
                                                                 --------   --------   --------   --------
Income before income taxes and minority interest .............    144,632    157,762     96,374    105,866
Income taxes .................................................     51,475     54,029     30,444     33,886
Minority interest ............................................      1,860      2,074       --         --
                                                                 --------   --------   --------   --------
           Net income ........................................   $ 91,297   $101,659   $ 65,930   $ 71,980
                                                                 ========   ========   ========   ========

Weighted-average common and common-equivalent
    shares outstanding during the period .....................     80,017     80,017     73,936     74,688

Net income per common share:
  Basic ......................................................   $   1.16   $   1.29   $   0.91   $   0.98
  Diluted ....................................................   $   1.14   $   1.27   $   0.89   $   0.96

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

Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K/A for the year ended December 31, 1998.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

SIGNIFICANT TRANSACTION

On June 6, 1999 the Company announced a definitive agreement to merge with First Security Corporation in a stock-for-stock transaction valued at approximately $5.9 billion. The new organization will be known as First Security Corporation and will be headquartered in Salt Lake City, Utah. Under the terms of the agreement, First Security shareholders will receive 0.442 of a share of new First Security common stock in exchange for each share of First Security common stock. Zions Bancorporation shareholders will receive one share of new First Security common stock in exchange for each share of Zions common stock. The transaction will be accounted for as a pooling-of-interests and is expected to close during the first quarter of 2000. The combined companies will have total assets of approximately $40 billion.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          ------------------------------------

FINANCIAL HIGHLIGHTS
(Unaudited)

                                                         Three Months Ended                       Six Months Ended
                                                               June 30,                                June 30,
                                               ---------------------------------------   -----------------------------------------
(In thousands, except per share and ratio data)    1999          1998       % Change        1999           1998         % Change
                                               -----------   -----------   -----------   -----------    -----------    -----------
EARNINGS
Taxable-equivalent net interest income ....... $   176,133   $   123,182       42.99 %   $   344,244    $   235,788        46.00 %
Net interest income ..........................     173,466       120,495       43.96 %       339,199        230,674        47.05 %
Noninterest income ...........................      60,745        47,752       27.21 %       124,088         91,791        35.19 %
Provision for loan losses ....................       3,633         3,264       11.31 %         7,864          6,549        20.08 %
Noninterest expense ..........................     156,602       119,696       30.83 %       310,791        219,542        41.56 %
Income before income taxes ...................      73,976        45,287       63.35 %       144,632         96,374        50.07 %
Income taxes .................................      25,834        14,387       79.56 %        51,475         30,444        69.08 %
Minority interest ............................         504          --                         1,860           --
Net income ...................................      47,638        30,900       54.17 %        91,297         65,930        38.48 %

PER COMMON SHARE
Net income (diluted) .........................        0.59          0.41       43.90 %          1.14           0.89        28.09 %
Dividends ....................................        0.29          0.14      107.14 %          0.43           0.26        65.38 %
Book value ...................................                                                 18.38          17.27         6.43 %

SELECTED RATIOS
Return on average assets .....................        1.03%         1.01%                       1.01%          1.12%
Return on average common equity ..............       13.18%        10.20%                      12.88%         11.91%
Efficiency ratio .............................       66.11%        70.02%                      66.36%         67.02%
Net interest margin ..........................        4.34%         4.55%                       4.34%          4.50%

OPERATING CASH EARNINGS*
Taxable-equivalent net interest income ....... $   176,133   $   123,182       42.99 %   $   344,244    $   235,788        46.00 %
Net interest income ..........................     173,466       120,495       43.96 %       339,199        230,674        47.05 %
Noninterest income ...........................      60,745        47,752       27.21 %       124,088         91,791        35.19 %
Provision for loan losses ....................       3,633         3,264       11.31 %         7,864          6,549        20.08 %
Noninterest expense ..........................     146,578       102,993       42.32 %       290,993        195,923        48.52 %
Income before income taxes ...................      84,000        61,990       35.51 %       164,430        119,993        37.03 %
Income taxes .................................      27,410        18,362       49.27 %        54,654         35,417        54.31 %
Minority interest ............................         504          --                         1,860           --
Net income ...................................      56,086        43,628       28.56 %       107,916         84,576        27.60 %

PER COMMON SHARE
Net income (diluted) .........................        0.70          0.57       22.81 %          1.35           1.14        18.42 %
Dividends ....................................        0.29          0.14      107.14 %          0.43           0.26        65.38 %
Book value ...................................                                                 10.24           9.81         4.38 %

SELECTED RATIOS
Return on average assets .....................        1.26%         1.50%                       1.24%          1.50%
Return on average common equity ..............       28.14%        27.38%                      28.04%         28.72%
Efficiency ratio .............................       61.88%        60.25%                      62.13%         59.81%
Net interest margin ..........................        4.34%         4.55%                       4.34%          4.50%

* Before amortization of goodwill and core deposit intangible assets and merger charges.




ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

                                                         Three Months Ended                       Six Months Ended
                                                               June 30,                                June 30,
                                               ---------------------------------------   -----------------------------------------
(In thousands, except per share and ratio data)    1999          1998       % Change        1999           1998         % Change
                                               -----------   -----------   -----------   -----------    -----------    -----------
AVERAGE BALANCES
Total assets ................................. $18,574,162   $12,254,926         51.56%  $18,215,301    $11,890,176          53.20%
Securities ...................................   4,166,877     2,883,139         44.53%    4,101,014      2,965,684          38.28%
Net loans and leases .........................  10,982,521     6,157,346         78.36%   10,850,862      5,874,540          84.71%
Goodwill and core deposit intangibles ........     650,697       576,160         12.94%      653,687        522,839          25.03%
Total deposits ...............................  13,094,197     8,333,560         57.13%   13,070,435      8,036,625          62.64%
Minority interest ............................      36,224          --                        36,588           --
Shareholders' equity .........................   1,450,097     1,215,339         19.32%    1,429,900      1,116,656          28.05%

Weighted average common and common-
     equivalent shares outstanding ...........  80,134,372    75,888,999          5.59%   80,016,510     73,935,919           8.22%

AT PERIOD END
Total assets .................................                                           $17,966,504    $12,502,543          43.70%
Securities ...................................                                             4,107,077      3,242,187          26.68%
Net loans and leases .........................                                            11,047,713      6,284,075          75.80%
Allowance for loan losses ....................                                               204,825         98,488         107.97%
Goodwill and core deposit intangibles ........                                               642,952        574,268          11.96%
Total deposits ...............................                                            13,070,724      8,551,900          52.84%
Minority interest ............................                                                37,162           --
Shareholders' equity .........................                                             1,452,365      1,329,046           9.28%

Common shares outstanding ....................                                            79,010,705     76,971,917           2.65%

Average equity to average assets .............        7.81%         9.92%                       7.85%          9.39%
Common dividend payout .......................       48.13%        33.85%                      37.23%         29.80%

Nonperforming assets .........................                                                58,128         29,370          97.92%
Loans past due 90 days or more ...............                                                27,379         18,003          52.08%
Nonperforming assets to net loans and
     leases, other real estate owned and other
     nonperforming assets at June 30 .........                                                  0.53%          0.47%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved record earnings for the quarter and six months ended June 30, 1999. Consolidated net income for the second quarter of 1999 was $47.6 million or $0.59 per diluted share, an increase of 54.2% and 43.9%, respectively, over the restated $30.9 million or $0.41 earned in the second quarter of 1998. Consolidated net income for the second quarter of 1999 increased 9.1% and 7.3%, respectively, from $43.7 million or $0.55 per diluted share for the first quarter of 1999. The quarterly dividend per share increased 107.1% to $0.29 from $0.14 in the second quarter of 1998 and the first quarter of 1999. As discussed in Notes to Consolidated Financial Statements, due to the acquisition transactions accounted for as purchases, financial information for 1999 is not directly comparable to 1998. Also, the restated 1998 results of operations include pre-tax merger charges of approximately $8.4 million incurred by The Commerce Bancorporation.

Consolidated net income was $91.3 million or $1.14 per diluted share for the first six months of 1999, compared to the restated $65.9 million or $0.89 per diluted share for the first six months of 1998, which constituted increases of 38.5% and 28.1% respectively.

The annualized return on average assets for the second quarter and for the first six months of 1999 was 1.03% and 1.01% compared to the restated 1.01% and 1.12%, respectively, in 1998, resulting in an annualized return on average common shareholders' equity of 13.18% and 12.88% for the second quarter and for the first six months of 1999, compared to the restated 10.20% and 11.91% for the same periods of 1998. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the second quarter and for the first six months of 1999 was 66.11% and 66.36%, respectively, compared to the restated 70.02% and 67.02% for the same periods of 1998.

The Company's second-quarter $16.7 million (54.2%) increase in earnings relative to the restated same period a year ago reflects a $53.0 million (44.0%) increase in net interest income, a $13.0 million (27.2%) increase in noninterest income, partially offset by a $0.4 million (11.3%) increase in the provision for loan losses, a $36.9 million (30.8%) increase in noninterest expenses and a $11.4 million (79.6%) increase in income tax expense.

The Company's $25.4 million (38.5%) increase in net income for the six-month period ended June 30, 1999 compared to the restated similar period in 1998, reflects a $108.5 million (47.1%) increase in net interest income, a $32.3 million (35.2%) increase in noninterest income, partially offset by a $1.3 million (20.1%) increase in the provision for loan losses, a $91.2 million (41.6%) increase in noninterest expenses and a $21.0 million (69.1%) increase in income tax expense.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Operating cash earnings for the quarter were $56.1 million or $0.70 per diluted share, an increase of 28.6% and 22.8%, respectively, over the restated $43.6 million or $0.57 per diluted share earned in the second quarter of 1998. Operating cash earnings for the second quarter of 1999 increased 8.2% over the $51.8 million earned during the first quarter of 1999. Operating cash earnings per diluted share for the second quarter of 1999 increased 7.7% over the $.65 for the first quarter of 1999. Year-to-date operating cash earnings were $107.9 million or $1.35 per diluted share, an increase of 27.6% and 18.4%, respectively, over the restated $84.6 million or $1.14 per diluted share earned in the first half of 1998.

The operating cash annualized return on average assets for the second quarter and for the first six months of 1999 was 1.26% and 1.24% compared to the restated 1.50% and 1.50%, respectively, in 1998. Operating cash annualized return on average common shareholders' equity was 28.14% and 28.04% for the second quarter and for the first six months of 1999, compared to the restated 27.38% and 28.72% for the same periods of 1998. The Company's cash efficiency ratio for the second quarter and for the first six months of 1999 was 61.88% and 62.13%, respectively, compared to the restated 60.25% and 59.81% for the same periods of 1998.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the second quarter of 1999, adjusted to a fully taxable-equivalent basis, increased 43.0% to $176.1 million compared to the restated $123.2 million for the second quarter of 1998 and increased 4.8% from $168.1 million for the first quarter of 1999. Net interest margin was 4.34% for the second quarter of 1999, compared to 4.55% for the second quarter of 1998 and 4.34% for the first quarter of 1999. Six-month net interest income, on a fully taxable-equivalent basis, was $344.2 million in 1999, an increase of 46.0% compared to $235.8 million for the first six months of 1998. Net interest margin for the first six months of 1999 was 4.34%, compared to 4.50% for the first six months of 1998.

The yield on average earning assets decreased 34 basis points during the second quarter of 1999 as compared to the second quarter of 1998, and was unchanged from the first quarter of 1999. The average rate paid this quarter on interest-bearing funds decreased 31 basis points from the second quarter of 1998 and decreased 2 basis points from the first quarter of 1999. Comparing the first six months of 1999 with 1998, the yield on average earning assets decreased 39 basis points, while the cost of interest-bearing funds decreased by 39 basis points.

The spread on average interest-bearing funds for the second quarter of 1999 was 3.70%, down from the 3.73% for the second quarter of 1998 and up from the 3.68% for the first quarter of 1999. The spread on average interest-bearing funds for the first six months of 1999 was 3.69%, unchanged from the first six months of 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)


                                                                        Three Months Ended             Three Months Ended
                                                                          June 30, 1999                  June 30, 1998
                                                                  -----------------------------   -----------------------------
                                                                  Average    Amount of  Average   Average    Amount of Average
(In thousands)                                                    Balance   Interest(1)  Rate     Balance   Interest(1)  Rate
                                                                  --------   --------  --------   --------   --------  --------
ASSETS
Money market investments ......................................  $  1,141   $   16.4      5.76%  $  1,821   $   24.7      5.44%
Securities:
     Held to maturity .........................................     3,145       49.1      6.26%     1,779       30.8      6.95%
     Available for sale .......................................       416        5.6      5.37%       586        8.6      5.87%
     Trading account ..........................................       606        8.0      5.29%       518        7.2      5.59%
                                                                 --------   --------              --------  --------
          Total securities ....................................     4,167       62.7      6.03%     2,883       46.6      6.48%
                                                                 --------   --------              --------  --------

Loans:
     Loans held for sale ......................................       176        3.1      7.05%       204        3.6      7.20%
     Net loans and leases(2)...................................    10,807      234.5      8.70%     5,953      145.4      9.79%
                                                                 --------   --------              --------  --------
          Total loans .........................................    10,983      237.6      8.68%     6,157      149.0      9.71%
                                                                 --------   --------              --------  --------
Total interest-earning assets .................................  $ 16,291   $  316.7      7.80%  $ 10,861   $  220.3      8.14%
                                                                            --------                        --------
Cash and due from banks .......................................       795                             545
Allowance for loan losses .....................................      (201)                            (99)
Goodwill and core deposit intangibles .........................       651                             576
Other assets ..................................................     1,038                             372
                                                                 --------                        --------
        Total assets ..........................................  $ 18,574                        $ 12,255
                                                                 ========                        ========
LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits .................................  $  1,534   $    9.9      2.58%  $    978   $    7.5      3.09%
     Money market and super NOW deposits ......................     5,197       45.5      3.51%     3,265       29.3      3.60%
     Time deposits under $100,000 .............................     1,999       23.8      4.77%     1,245       16.5      5.33%
     Time deposits $100,000 or more ...........................     1,167       13.6      4.67%       613        8.6      5.64%
     Foreign deposits .........................................       165        1.7      4.13%       163        1.9      4.61%
                                                                 --------   --------              --------  --------
          Total interest-bearing deposits .....................    10,062       94.5      3.77%     6,264       63.8      4.09%
                                                                 --------   --------              --------  --------
Borrowed funds:
     Securities sold, not yet purchased .......................       309        4.1      5.36%       239        2.9      4.85%
     Federal funds purchased and security
          repurchase agreements ...............................     2,114       23.5      4.45%     1,860       21.3      4.58%
     Commercial paper .........................................       136        1.7      5.07%      --         --        6.08%
     FHLB advances and other borrowings:
          Less than one year ..................................       621        7.3      4.69%        61        0.9      6.25%
          Over one year .......................................        57        0.9      6.30%       137        1.7      4.94%
     Long-term debt ...........................................       451        8.6      7.67%       276        6.5      9.47%
                                                                 --------   --------              --------  --------
          Total borrowed funds ................................     3,688       46.1      5.01%     2,573       33.3      5.19%
                                                                 --------   --------              --------  --------
          Total interest-bearing liabilities ..................  $ 13,750   $  140.6      4.10%  $  8,837   $   97.1      4.41%
                                                                            --------                        --------
Noninterest-bearing deposits ..................................     3,032                           2,069
Other liabilities .............................................       306                             134
                                                                 --------                        --------
          Total liabilities ...................................    17,088                          11,040
Minority interest .............................................        36                            --
          Total shareholders' equity ..........................     1,450                           1,215
                                                                 --------                        --------
          Total liabilities and shareholders' equity ..........   $18,574                        $ 12,255
                                                                 ========                        ========

Spread on average interest-bearing funds ......................                           3.70%                           3.73%
                                                                                      ========                        ========
Net interest income and net yield on
     interest-earning assets ..................................             $  176.1      4.34%             $  123.2      4.55%
                                                                            ========  ========              ========  ========


 1 Taxable-equivalent rates used where applicable.
 2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)


                                                                         Six Months Ended              Six Months Ended
                                                                          June 30, 1999                  June 30, 1998
                                                                  -----------------------------   -----------------------------
                                                                  Average    Amount of  Average   Average    Amount of Average
(In thousands)                                                    Balance   Interest(1)  Rate     Balance   Interest(1)  Rate
                                                                  --------   --------  --------   --------   --------  --------
ASSETS
Money market investments ......................................  $  1,041   $   30.5      5.92%  $  1,719   $   47.6      5.59%
Securities:
     Held to maturity .........................................     3,085       96.0      6.28%     1,953       68.1      7.03%
     Available for sale .......................................       450       12.7      5.71%       573       17.4      6.13%
     Trading account ..........................................       566       14.8      5.26%       440       12.3      5.62%
                                                                 --------   --------              --------  --------
          Total securities ....................................     4,101      123.5      6.07%     2,966       97.8      6.65%
                                                                 --------   --------              --------  --------


Loans:
     Loans held for sale ......................................       194        6.5      6.75%       204        7.3      7.12%
     Net loans and leases(2)...................................    10,657      458.1      8.67%     5,670      276.0      9.82%
                                                                 --------   --------              --------  --------
          Total loans .........................................    10,851      464.6      8.63%     5,874      283.3      9.72%
                                                                 --------   --------              --------  --------
Total interest-earning assets .................................  $ 15,993   $  618.6      7.80%  $ 10,559   $  428.7      8.19%
                                                                            --------                        --------
Cash and due from banks .......................................       776                             541
Allowance for loan losses .....................................      (204)                            (96)
Goodwill and core deposit intangibles .........................       654                             523
Other assets ..................................................       996                             363
                                                                 --------                        --------
        Total assets ..........................................  $ 18,215                        $ 11,890
                                                                 ========                        ========

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits .................................  $  1,572   $   18.5      2.37%  $  1,030   $   15.4      3.01%
     Money market and super NOW deposits ......................     4,965       87.6      3.56%     3,081       56.3      3.68%
     Time deposits under $100,000 .............................     2,108       49.9      4.77%     1,211       32.1      5.35%
     Time deposits $100,000 or more ...........................     1,252       30.3      4.89%       566       15.9      5.67%
     Foreign deposits .........................................       170        3.5      4.18%       164        3.8      4.64%
                                                                 --------   --------              --------  --------
          Total interest-bearing deposits .....................    10,067      189.8      3.80%     6,052      123.5      4.11%
                                                                 --------   --------              --------  --------
Borrowed funds:
     Securities sold, not yet purchased .......................       304        7.9      5.27%       183        4.6      5.07%
     Federal funds purchased and security
          repurchase agreements ...............................     2,070       45.3      4.41%     1,898       45.5      4.84%
     Commercial paper .........................................       103        2.6      5.14%      --         --        6.11%
     FHLB advances and other borrowings:
          Less than one year ..................................       406        9.6      4.74%        83        2.6      6.34%
          Over one year .......................................        55        1.7      6.27%       146        3.9      5.39%
     Long-term debt ...........................................       452       17.5      7.81%       277       12.8      9.28%
                                                                 --------   --------              --------  --------
          Total borrowed funds ................................     3,390       84.6      5.03%     2,587       69.4      5.41%
                                                                 --------   --------              --------  --------
          Total interest-bearing liabilities ..................  $ 13,457   $  274.4      4.11%  $  8,639   $  192.9      4.50%
                                                                            --------                        --------
Noninterest-bearing deposits ..................................     3,003                           1,984
Other liabilities .............................................       288                             150
                                                                 --------                        --------
          Total liabilities ...................................    16,748                          10,773
Minority interest .............................................        37                            --
          Total shareholders' equity ..........................     1,430                           1,117
                                                                 --------                        --------
          Total liabilities and shareholders' equity ..........   $18,215                        $ 11,890
                                                                 ========                        ========

Spread on average interest-bearing funds ......................                           3.69%                           3.69%
                                                                                      ========                        ========
Net interest income and net yield on ..........................
     interest-earning assets ..................................             $  344.2      4.34%             $  235.8      4.50%
                                                                            ========  ========              ========  ========

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

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 11.3% to $3.6 million for the second quarter of 1999, as compared with $3.3 million for the second quarter of 1998, and decreased 14.1% from the $4.2 million for the first quarter of 1999. The provision for loan losses for the first six months of 1999 totaled $7.9 million, 20.1% more than the $6.5 million provision for the first six months of 1998. Annualized it is .15% of average loans for 1999 compared to .22% for 1998.

NONINTEREST INCOME

Noninterest income for the second quarter of 1999 was $60.7 million, an increase of 27.2% from the $47.8 million for the second quarter of 1998 and a decrease of 4.1% from the $63.3 million for the first quarter of 1999. Primary contributors to the increase in noninterest income were service charges on deposit accounts; other service charges, commissions and fees; trust income; underwriting and trading income; and other income. Comparing the segments of noninterest income for the second quarter of 1999 and the second quarter of 1998 service charges on deposit accounts increased 37.3%; other service charges, commissions and fees increased 32.0%; trust income increased 89.1%; underwriting and trading income increased 47.2%; loan sales and servicing income increased 4.0%; and other income increased 79.3%. Net gains of $0.2 million on the sale of investment securities was realized during the second quarter of 1999 compared to net gains of $2.2 million during the second quarter of 1998. The increase in underwriting and trading income reflects the Company's commencement of providing online executable bond sales over Bloomberg and the Internet and the underwriting of municipal revenue bonds. The increase in other income includes approximately $1.7 million of income from investments in bank owned life insurance policies, and income from nonmarketable securities previously classified as securities income.

Noninterest income for the six months ending June 30, 1999 was $124.1 million, an increase of 35.2% over $91.8 million for the first six months of 1998. Comparing the segments of noninterest income for the first six months of 1999 and the first six months of 1998, service charges on deposit accounts increased 36.8%; other service charges, commissions and fees increased 35.2%; trust income increased 87.2%; underwriting and trading income increased 75.3%; loan sales and servicing income increased 17.8%; and other income increased 102.8%. Net losses of $1.1 million on the sale of investment securities was realized during the first six months of 1999 compared to net gains of $2.9 million during the first six months of 1998. The main reasons for the increase in other income are $3.3 million of income from investments in bank owned life insurance policies in 1999 and income from nonmarketable equity securities previously classified as securities income.

ZIONS BANCORPORATION AND SUBSIDIARIES

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 1999 was $156.6 million, an increase of 30.8% over $119.7 million for the second quarter of 1998, and an increase of 1.6% from the $154.2 million for the first quarter of 1999. Comparing significant noninterest expense segments for the second quarter of 1999 and the second quarter of 1998, salaries and employee benefits increased 52.0%, occupancy increased 82.9%, furniture and equipment expense increased 17.2% and the total of all other expenses, excluding merger related expenses, increased 22.9% which included significant increases in legal and professional services, postage, advertising, amortization of goodwill and core deposit intangible assets and other expenses. Restated merger related expenses decreased $7.6 million mainly due to approximately $8.4 million of expenses incurred by The Commerce Bancorporation during the second quarter of 1998.

Noninterest expense for the six months ending June 30, 1999 was $310.8 million, an increase of 41.6% over $219.5 million for the first six months of 1998. Comparing significant noninterest expense segments for the first six months of 1999 and the first six months of 1998, salaries and employee benefits increased 56.6%, occupancy increased 95.7%, furniture and equipment expenses increased 24.3%, and the total of all other expenses, excluding merger related expenses, increased 30.5% which included significant increases for legal and professional services, postage, advertising, amortization of goodwill and core deposit intangible assets and other expenses.

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

INCOME TAXES

The Company's income taxes increased 79.6% to $25.8 million for the second quarter of 1999 compared to $14.4 million for the second quarter of 1998 and increased 0.8% from the $25.6 million for the first quarter of 1999. The Company's income taxes were $51.5 million for the first six months of 1999 as compared to $30.4 million for the first six months of 1998. The Company's effective income tax rate was 35.59% for the first six months of 1999, up from 31.59% for the first six months of 1998. The increased effective tax rate for 1999 compared to 1998 results primarily from changes in estimates of tax benefits from NOL and refund claims recorded in 1998.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 51.5% to $15,993 million for the six months ended June 30, 1999, compared to $10,559 million for the six months ended June 30, 1998. Earning assets comprised 87.8% of total average assets for the first six months of 1999, compared with 88.8% for the first six months of 1998.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements decreased 39.5% to $1,041 million in the first six months of 1999 as compared to $1,719 million in the first six months of 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first six months of 1999, average securities increased 38.3% to $4,101 million compared to $2,966 million in the first six months of 1998. Average held to maturity securities increased 57.9%, available for sale securities decreased 21.5%, and trading account securities increased 29.0% compared with the first six months of 1998.

Average net loans and leases increased 84.7% to $10,851 million for the first six months of 1999 compared to $5,875 million in the first six months of 1998, representing 67.8% of earning assets in the first six months of 1999 compared to 55.6% in the first six months of 1998. Average net loans and leases were 83.0% of average total deposits for the six months ended June 30, 1999, as compared to 73.1% for the six months ended June 30, 1998.

INVESTMENT SECURITIES

The following table presents the Company's investment securities on June 30, 1999, December 31, 1998 and June 30, 1998. As of June 30, 1999, the Company had approximately $59 million of Small Business Administration originator fee certificates that have been classified in other assets and are measured as available for sale securities.


                                                 June 30,           December 31,           June 30,
                                                  1999                  1998                 1998
                                          -------------------   -------------------   -------------------
                                         Amortized    Market    Amortized   Market   Amortized    Market
(In millions)                               cost      value       cost      value       cost      value
                                          --------   --------   --------   --------   --------   --------
Held to maturity
    U.S. Treasury Securities ..........   $      2   $      2   $     62   $     62   $      5   $      5
    U.S. government agencies and
       corporations:
       Small Business
            Administration loan-
            backed securities .........        367        363        358        356        396        401
       Other agency securities ........      1,088      1,081        941        945      1,452      1,455
    States and political subdivisions .        351        351        285        293        267        273
    Mortgage-backed securities ........      1,417      1,421      1,159      1,166        131        131
                                          --------   --------   --------   --------   --------   --------
                                             3,225      3,218      2,805      2,822      2,251      2,265
                                          --------   --------   --------   --------   --------   --------
Available for sale
    U.S. Treasury securities ..........         76         76         46         47         26         27
    U.S. government agencies and
       corporations:
       Small Business
            Administration originator
               fee certificates .......       --         --           85         69         82         79
        Other agency securities .......         65         65        112        113        171        171
    States and political subdivisions .          9          8         15         16         15         15
    Mortgage and other
       asset-backed securities ........        112        113        179        180         42         42
                                          --------   --------   --------   --------   --------   --------
                                               262        262        437        425        336        334
                                          --------   --------   --------   --------   --------   --------
    Equity securities:
       Mutual funds:
            Accessor Funds, Inc. ......        120        120        117        118        110        110
       Stock:
            Federal Home Loan Bank ....       --         --          101        101        103        103
            Other .....................         73         84         36         41         40         42
                                          --------   --------   --------   --------   --------   --------
                                               193        204        254        260        253        255
                                          --------   --------   --------   --------   --------   --------
                                               455        466        691        685        589        589
                                          --------   --------   --------   --------   --------   --------
    Total .............................   $  3,680   $  3,684   $  3,496   $  3,507   $  2,840   $  2,854
                                          ========   ========   ========   ========   ========   ========

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

The table below sets forth the amount of loans outstanding by type on June 30, 1999, December 31, 1998 and June 30, 1998.

(In millions)
                                            June 30,   December 31,   June 30,
Types                                         1999         1998         1998
-----                                      ----------   ----------   ----------
Loans held for sale ...................... $      195   $      232   $      198
Commercial, financial, and agricultural ..      2,650        2,692        1,629
Real estate:
    Construction .........................      1,190          867          578
    Other:
            Home equity credit line ......        280          222          175
            1-4 family residential .......      2,346        2,186        1,072
            Other real estate-secured ....      3,547        3,626        2,007
                                           ----------   ----------   ----------
                                                6,173        6,034        3,254
                                           ----------   ----------   ----------
                                                7,363        6,901        3,832
Consumer:
    Bankcard .............................         80           87           57
    Other ................................        482          452          384
                                           ----------   ----------   ----------
                                                  562          539          441

Lease financing ..........................        218          214          175
Foreign loans ............................         50           44         --
Other receivables ........................         59           62           51
                                           ----------   ----------   ----------
    Total loans .......................... $   11,097   $   10,684   $    6,326
                                           ==========   ==========   ==========


Loans held for sale on June 30, 1999 decreased 15.9% from year-end 1998. All other loans, net of unearned income and fees increased 4.3% to $10,852 million on June 30, 1999 compared to $10,404 million on December 31, 1998. Construction loans, other real estate-secured loans, consumer loans, lease financing, and foreign loans increased from year end 37.3%, 2.3%, 4.2%, 2.2% and 14.2%, respectively, as commercial loans, and other receivables decreased 1.6%, and 4.7%, respectively. Within the other real estate-secured loan portfolio, home equity credit line loans increased 26.1%, 1-4 family residential loans increased 7.3% and all other real estate loans decreased 2.2% from year end.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets on June 30, 1999, December 31, 1998, and June 30, 1998.


                                                    June 30,    December 31,    June 30,
(In millions)                                         1999          1998          1998
                                                   ----------    ----------    ----------
Nonaccrual loans ...............................   $       48    $       54    $       25
Restructured loans .............................            3             5             1
Other real estate owned and other
     nonperforming assets ......................            7             5             3
                                                   ----------    ----------    ----------
     Total .....................................   $       58    $       64    $       29
                                                   ==========    ==========    ==========
% of net loans and leases*, other real estate
     owned and other nonperforming assets ......          .53%          .60%          .47%

Accruing loans past due 90 days or more ........   $       27    $       26    $       18
                                                   ==========    ==========    ==========

% of net loans and leases* .....................          .25%          .24%          .29%
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



                                                 Six Months   Twelve Months    Six Months
                                                    Ended         Ended          Ended
(In millions)                                     June 30,     December 31,     June 30,
                                                    1999           1998           1998
                                                 ----------     ----------     ----------
Average loans* and leases outstanding
     (net of unearned income) ................   $   10,851     $    7,121     $    5,875
                                                 ==========     ==========     ==========
Allowance for possible losses:
Balance at beginning of the period ...........   $      206     $       83     $       83
Allowance of companies acquired ..............         --              126             12
Provision charged against earnings ...........            8             12              7
Loans and leases charged-off:
     Loans held for sale .....................         --             --             --
     Commercial, financial and agricultural ..          (13)            (8)            (2)
     Real estate .............................           (1)            (6)            (1)
     Consumer ................................           (4)            (9)            (5)
     Lease financing .........................           (2)            (1)          --
                                                 ----------     ----------     ----------
          Total ..............................          (20)           (24)            (8)
                                                 ----------     ----------     ----------
Recoveries:
     Loans held for sale .....................         --             --             --
     Commercial, financial and agricultural ..            4              3              2
     Real estate .............................            6              3              1
     Consumer ................................            1              3              1
     Lease financing .........................         --             --             --
                                                 ----------     ----------     ----------
          Total ..............................           11              9              4
                                                 ----------     ----------     ----------
Net loan and lease charge-offs ...............           (9)           (15)            (4)
                                                 ----------     ----------     ----------
Balance at end of the period .................   $      205     $      206     $       98
                                                 ==========     ==========     ==========

*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases ................          .16%           .21%           .13%

ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $13,070 million for the first six months of 1999 increased 62.6% over the $8,037 million for the first six months of 1998, with average demand deposits increasing 51.4%. Average money market and super NOW deposits, time deposits under $100,000, time deposits over $100,000 and foreign deposits for the first six months of 1999 increased 61.2%, 74.1%, 121.2% and 3.8% respectively, from the first six months of 1998. Average savings and NOW deposits increased 52.5% during the first six months of 1999, compared with the same period one year earlier.

Total deposits decreased 1.9% to $13,071 million on June 30, 1999 as compared to $13,321 million on December 31, 1998. Comparing June 30, 1999 to December 31, 1998, demand deposits, time deposits under $100,000, time deposits over $100,000 and foreign deposits decreased 3.0%, 17.2%, 29.4% and 19.8%, respectively, while savings and money market deposits increased 12.1%.

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

Interest rate risk is the most significant market risk regularly undertaken by Company. The Company believes there have been no significant changes in market risk compared to the disclosures in Zions Bancorporation's Annual Report to Shareholders on Form 10-K/A for the year ended December 31, 1998.

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

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity on June 30, 1999 was $1,452 million, an increase of 4.9% over the $1,385 million on December 31, 1998, and an increase of 9.3% over the $1,329 million on June 30, 1998. The ratio of average equity to average assets for the first six months of 1999 was 7.85% as compared to 9.39% for the same period in 1998. On June 30, 1999, the Company's Tier I risk-based capital ratio was 8.66%, as compared to 8.34% on December 31, 1998 and 12.89% on June 30, 1998. On June 30, 1999 the Company's total risk-based capital ratio was 11.63%, as compared to 11.38% on December 31, 1998 and 16.11% on June 30, 1998.
The Company's leverage ratio on June 30, 1999 was 5.96%, as compared to 5.86% on December 31, 1998 and 8.41% on June 30, 1998.

Dividends declared per common share for the second quarter of 1999 of $.29 increased 107.1%, as compared to $.14 for the second quarter of 1998 and the first quarter of 1999. The common cash dividend payout of net income for the first six months of 1999 was 37.23%, as compared to 29.80% for the first six months of 1998.

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

                                     ZIONS FIRST
                                    NATIONAL BANK
                                         AND              CALIFORNIA         VECTRA BANK        NATIONAL BANK
                                    SUBSIDIARIES         BANK & TRUST         COLORADO           OF ARIZONA
                                 -------------------  ------------------  ------------------  ------------------
(Amounts in millions)              1999       1998      1999      1998      1999      1998      1999      1998
                                 --------   --------  --------  --------  --------  --------  --------  --------
CONDENSED INCOME STATEMENT
Net interest income ...........  $   55.0   $   54.0  $   65.5  $   18.0  $   21.4  $   17.1  $   18.8  $   17.5
Provision for loan losses .....       2.3        1.5      --         0.8       0.7       0.3       0.6       0.6
Noninterest income ............      37.4       36.3       9.3       2.1       4.0       3.2       3.5       2.0
Noninterest expense ...........      53.1       55.0      50.1      13.8      22.1      16.4      11.0      10.1
Income tax expense (benefit) ..      11.1       11.7      11.3       1.5       1.2       2.1       4.3       3.6
Minority interest .............      (0.2)      --        --        --        --        --        --        --
                                 --------   --------  --------  --------  --------  --------  --------  --------
     Net income ...............  $   26.1   $   22.1  $   13.4  $    4.0  $    1.4  $    1.5  $    6.4  $    5.2
                                 ========   ========  ========  ========  ========  ========  ========  ========

AVERAGE BALANCE SHEET DATA
Total assets ..................  $  7,280   $  6,271  $  6,228  $  1,533  $  2,147  $  1,853  $  1,513  $  1,347
Net loans and leases ..........     3,652      2,915     4,214       745     1,300       979     1,087       848
Total deposits ................     3,731      3,678     5,349     1,160     1,602     1,318     1,261     1,153



                                     NEVADA STATE       THE COMMERCE
                                       BANK AND            BANK OF                              CONSOLIDATED
                                     SUBSIDIARIES        WASHINGTON             OTHER              COMPANY
                                 -------------------  ------------------  ------------------  ------------------
(Amounts in millions)              1999       1998      1999      1998      1999      1998      1999      1998
                                 --------   --------  --------  --------  --------  --------  --------  --------
CONDENSED INCOME STATEMENT
Net interest income ...........  $   12.7   $   12.6  $    3.7  $    3.6  $   (3.7) $   (2.3) $  173.4  $  120.5
Provision for loan losses .....       0.4        0.4      --         0.1      (0.4)     (0.4)      3.6       3.3
Noninterest income ............       4.3        3.6       0.2       0.6       2.0      --        60.7      47.8
Noninterest expense ...........      11.5       10.7       1.8      10.4       7.0       3.3     156.6     119.7
Income tax expense (benefit) ..       1.7        1.6       0.7      (1.8)     (4.5)     (4.3)     25.8      14.4
Minority interest .............      --         --        --        --         0.7      --         0.5      --
                                 --------   --------  --------  --------  --------  --------  --------  --------
     Net income ...............  $    3.4   $    3.5  $    1.4  $   (4.5) $   (4.5) $   (0.9) $   47.6  $   30.9
                                 ========   ========  ========  ========  ========  ========  ========  ========

AVERAGE BALANCE SHEET DATA
Total assets ..................  $  1,151   $  1,022  $    351  $    296  $    (96) $    (67) $ 18,574  $ 12,255
Net loans and leases ..........       547        513       163       152        20         5    10,983     6,157
Total deposits ................       945        852       233       207       (27)      (35)   13,094     8,333

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents Operating Segment Information for the six months ended June 30, 1999 and for the six months ended June 30, 1998.

                                     ZIONS FIRST
                                    NATIONAL BANK
                                         AND              CALIFORNIA         VECTRA BANK        NATIONAL BANK
                                    SUBSIDIARIES         BANK & TRUST         COLORADO           OF ARIZONA
                                 -------------------  ------------------  ------------------  ------------------
(Amounts in millions)              1999       1998      1999      1998      1999      1998      1999      1998
                                 --------   --------  --------  --------  --------  --------  --------  --------
CONDENSED INCOME STATEMENT
Net interest income ...........  $  109.9   $  106.7  $  125.6  $   30.0  $   41.5  $   32.2  $   36.8  $   34.8
Provision for loan losses .....       4.5        3.0      --         1.3       1.3       0.6       1.2       1.2
Noninterest income ............      79.0       68.9      17.8       3.5       9.0       5.4       6.2       4.2
Noninterest expense ...........     106.5      105.5     100.2      22.7      43.5      29.3      21.9      20.5
Income tax expense (benefit) ..      23.8       23.0      20.0       3.4       3.2       3.9       7.9       6.9
Minority interest .............       0.7       --        --        --        --        --        --        --
                                 --------   --------  --------  --------  --------  --------  --------  --------
     Net income ...............  $   53.4   $   44.1  $   23.2  $    6.1  $    2.5  $    3.8  $   12.0  $   10.4
                                 ========   ========  ========  ========  ========  ========  ========  ========

AVERAGE BALANCE SHEET DATA
Total assets ..................  $  7,056   $  6,317  $  6,204  $  1,259  $  2,119  $  1,725  $  1,482  $  1,343
Net loans and leases ..........     3,608      2,835     4,210       621     1,251       929     1,063       832
Total deposits ................     3,760      3,651     5,332       966     1,610     1,231     1,237     1,159


                                     NEVADA STATE       THE COMMERCE
                                       BANK AND            BANK OF                              CONSOLIDATED
                                     SUBSIDIARIES        WASHINGTON             OTHER              COMPANY
                                 -------------------  ------------------  ------------------  ------------------
(Amounts in millions)              1999       1998      1999      1998      1999      1998      1999      1998
                                 --------   --------  --------  --------  --------  --------  --------  --------
CONDENSED INCOME STATEMENT
Net interest income ...........  $   25.2   $   25.1  $    7.2  $    7.0  $   (7.0) $   (5.1) $  339.2  $  230.7
Provision for loan losses .....       0.8        0.8       0.4       0.1      (0.3)     (0.4)      7.9       6.6
Noninterest income ............       8.3        6.9       0.4       0.9       3.4       2.0     124.1      91.8
Noninterest expense ...........      22.3       21.3       3.5      12.2      12.9       8.1     310.8     219.6
Income tax expense (benefit) ..       3.5        3.1       1.2      (1.2)     (8.2)     (8.7)     51.4      30.4
Minority interest .............      --         --        --        --         1.2      --         1.9      --
                                 --------   --------  --------  --------  --------  --------  --------  --------
     Net income ...............  $    6.9   $    6.8  $    2.5  $   (3.2) $   (9.2) $   (2.1) $   91.3  $   65.9
                                 ========   ========  ========  ========  ========  ========  ========  ========

AVERAGE BALANCE SHEET DATA
Total assets ..................  $  1,125   $  1,006  $    343  $    296  $   (114) $    (56) $ 18,215  $ 11,890
Net loans and leases ..........       541        501       158       152        20         4    10,851     5,874
Total deposits ................       930        843       228       211       (27)      (25)   13,070     8,036

ZIONS BANCORPORATION AND SUBSIDIARIES

MERGERS AND ACQUISITIONS

On April 27, 1999, the Company announced a definitive agreement to merge with Regency Bancorp of Fresno, California in exchange for common shares of Zions. Regency Bancorp's banking subsidiary, Regency Bank, will then merge into Zions' subsidiary, California Bank & Trust. As of March 31, 1999, Regency Bancorp had total assets of approximately $228 million. The merger is intended to be accounted for as a purchase and is expected to close in the third quarter, subject to the approval of banking regulators and the shareholders of Regency Bancorp.

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

         c)       The matters voted upon and the results were as follows:

                  (1)      Election of Directors
                           ---------------------

                                                                Withhold
                                               For             Authority
                                            ----------         ---------
Jerry C. Atkin                              63,234,829          146,781
Grant R. Caldwell                           63,177,149          204,461
Roy W. Simmons                              63,193,296          188,314
Shelley Thomas                              62,688,457          693,153

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