Form 10-Q/A
period 1999-09-30
ZIONS BANCORPORATION /UT/
filed 2000-02-14
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

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

Common Stock, without par value,
outstanding at November 8, 1999                             85,502,626 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                           Page
PART I.       FINANCIAL INFORMATION                                        ----
              ---------------------

     ITEM 1.  Financial Statements (unaudited)

                      Consolidated Balance Sheets                            3
                      Consolidated Statements of Income                      4
                      Consolidated Statements of Cash Flows                  5
                      Consolidated Statements of Changes in Shareholders'    7
                         Equity and Comprehensive Income
                      Notes to Consolidated Financial Statements             8

     ITEM 2.  Management's Discussion and Analysis                          14


PART II.      OTHER INFORMATION
              -----------------

     ITEM 6.  Exhibits and Reports on Form 8-K                              31


SIGNATURES                                                                  31
----------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                       September 30,   December 31,   September 30,
(In thousands, except share amounts)                                       1999            1998            1998
                                                                       ------------    ------------    ------------
ASSETS
Cash and due from banks ............................................   $    742,714    $    864,446    $    618,651
Money market investments:
     Interest-bearing deposits .....................................         16,562          30,484          25,572
     Federal funds sold ............................................        127,024         199,446         360,038
     Security resell agreements ....................................        519,546         382,275         880,499

 Investment securities:
     Held to maturity, at cost (approximate market value
     $3,298,873, $2,821,535, and $2,228,210) .......................      3,324,387       2,804,654       2,209,223
     Available for sale, at market .................................        614,579         684,581         554,039
     Trading account, at market.....................................        531,710         191,855         203,871
                                                                       ------------    ------------    ------------
                                                                          4,470,676       3,681,090       2,967,133
 Loans:

     Loans held for sale ...........................................        154,115         232,253         192,042
     Loans, leases, and other receivables ..........................     11,314,971      10,452,246       6,618,519
                                                                       ------------    ------------    ------------
                                                                         11,469,086      10,684,499       6,810,561
Less:
     Unearned income and fees, net of related costs ................         52,414          48,123          43,554
     Allowance for loan losses .....................................        198,559         205,553         100,440
                                                                       ------------    ------------    ------------
           Net Loans ...............................................     11,218,113      10,430,823       6,666,567

Premises and equipment, net ........................................        263,814         231,847         179,686
Goodwill and core deposit intangibles ..............................        634,093         663,606         566,520
Other real estate owned ............................................          9,699           5,270           4,047
Other assets .......................................................        948,750         530,944         493,432
                                                                       ------------    ------------    ------------
                                                                       $ 18,950,991    $ 17,020,231    $ 12,762,145
                                                                       ============    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing ............................................   $  3,020,163    $  3,170,436    $  2,306,876
    Interest-bearing:
         Savings and money market ..................................      7,025,446       6,077,556       4,470,996
         Time:
             Under $100,000 ........................................      1,823,855       2,340,598       1,273,949
             Over $100,000 .........................................        990,863       1,528,329         684,719
         Foreign ...................................................        148,446         204,244         195,482
                                                                       ------------    ------------    ------------
                                                                         13,008,773      13,321,163       8,932,022

Securities sold, not yet purchased .................................        183,954          29,702         200,730
Federal funds purchased ............................................        790,614         337,283         400,221
Security repurchase agreements .....................................      1,165,703         932,560       1,045,462
Accrued liabilities ................................................        583,600         319,278         230,942
Commercial paper ...................................................        284,014          49,217          74,630
Federal Home Loan Bank advances and other borrowings:
     Less than one year ............................................        856,943         100,750          26,154
     Over one year .................................................        117,317          56,796         113,199
Long-term debt .....................................................        453,152         453,735         384,806
                                                                       ------------    ------------    ------------
         Total liabilities .........................................     17,444,070      15,600,484      11,408,166
                                                                       ------------    ------------    ------------

Minority interest ..................................................         38,094          34,670            --

Shareholders' equity:
     Capital stock:
         Preferred stock, without par value; authorized
              3,000,000 shares; issued and outstanding, none .......           --              --              --
         Common stock, without par value; authorized
            200,000,000 shares; issued and outstanding 78,992,418,
            78,636,083 and 77,594,651 shares .......................        755,282         752,845         747,538
     Accumulated other comprehensive loss ..........................         (7,917)         (4,432)         (2,593)
     Retained earnings .............................................        721,462         636,664         609,034
                                                                       ------------    ------------    ------------
          Total shareholders' equity ...............................      1,468,827       1,385,077       1,353,979
                                                                       ------------    ------------    ------------
                                                                       $ 18,950,991    $ 17,020,231    $ 12,762,145
                                                                       ============    ============    ============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                    Three Months Ended        Nine Months Ended
                                                                      September 30,             September 30,
                                                                  ----------------------    ----------------------
(In thousands, except per share amounts)                            1999         1998         1999         1998
                                                                  ---------    ---------    ---------    ---------
Interest income:
     Interest and fees on loans ...............................   $ 238,311    $ 152,836    $ 688,368    $ 421,375
     Interest on loans held for sale ..........................       2,780        3,436        9,273       10,652
     Lease financing ..........................................       3,094        2,990        9,771        9,201
     Interest on money market investments .....................      16,488       21,303       47,016       68,921
     Interest on securities:
          Held to maturity:
               Taxable ........................................      44,482       36,646      128,462       94,583
               Nontaxable .....................................       4,398        3,334       12,815        9,959
          Available for sale:
               Taxable ........................................       6,501        6,739       18,886       23,386
               Nontaxable .....................................         103          184          349          689
          Trading account .....................................       7,333        5,880       22,108       18,126
                                                                  ---------    ---------    ---------    ---------
          Total interest income ...............................     323,490      233,348      937,048      656,892
                                                                  ---------    ---------    ---------    ---------
Interest expense:
     Interest on savings and money market deposits ............      60,016       38,616      166,076      110,316
     Interest on time and foreign deposits ....................      35,896       29,138      119,643       80,916
     Interest on borrowed funds ...............................      52,326       36,014      136,878      105,406
                                                                  ---------    ---------    ---------    ---------
          Total interest expense ..............................     148,238      103,768      422,597      296,638
                                                                  ---------    ---------    ---------    ---------
          Net interest income .................................     175,252      129,580      514,451      360,254
Provision for loan losses .....................................       3,977        2,485       11,841        9,034
                                                                  ---------    ---------    ---------    ---------
          Net interest income after provision for loan losses .     171,275      127,095      502,610      351,220
                                                                  ---------    ---------    ---------    ---------
Noninterest income:
     Service charges on deposit accounts ......................      18,544       14,343       54,072       40,313
     Other service charges, commissions and fees ..............      14,992       13,727       47,613       37,847
     Trust income .............................................       3,794        2,222       10,609        5,863
     Investment securities gain (loss), net ...................        (252)        (845)      (1,365)       2,078
     Underwriting and trading income ..........................       1,549        1,450        8,793        5,582
     Loan sales and servicing income ..........................      10,623       14,635       38,205       38,040
     Other income .............................................      11,920        4,075       27,331       11,675
                                                                  ---------    ---------    ---------    ---------
          Total noninterest income ............................      61,170       49,607      185,258      141,398
                                                                  ---------    ---------    ---------    ---------
Noninterest expense:
     Salaries and employee benefits ...........................      82,962       60,320      247,845      165,623
     Occupancy, net ...........................................      10,661        6,960       33,424       18,594
     Furniture and equipment ..................................      10,563        9,281       30,631       25,421
     Other real estate expense (income) .......................          36          218         (406)         151
     Legal and professional services ..........................       3,542        2,890       11,682        9,821
     Supplies .................................................       2,673        2,580        8,239        7,713
     Postage ..................................................       3,184        2,441        8,879        6,625
     Advertising ..............................................       4,468        2,810       13,259        7,888
     Merger related expense ...................................       1,601        3,059        3,765       12,201
     FDIC premiums ............................................         487          297        1,633          966
     Amortization of goodwill and core deposit intangibles ....       8,887        8,014       26,521       22,491
     Amortization of mortgage servicing assets ................         105        1,287          871        3,708
     Other ....................................................      25,127       18,316       78,744       56,813
                                                                  ---------    ---------    ---------    ---------
          Total noninterest expense ...........................     154,296      118,473      465,087      338,015
                                                                  ---------    ---------    ---------    ---------
Income before income taxes and minority interest ..............      78,149       58,229      222,781      154,603
Income taxes ..................................................      27,706       20,918       79,181       51,362
                                                                  ---------    ---------    ---------    ---------
          Net income before minority interest .................      50,443       37,311      143,600      103,241
Minority interest .............................................         802         --          2,662         --
                                                                  ---------    ---------    ---------    ---------
          Net income ..........................................   $  49,641    $  37,311    $ 140,938    $ 103,241
                                                                  =========    =========    =========    =========

Basic shares ..................................................      79,001       77,758       78,920       74,373
Diluted shares ................................................      79,949       79,007       79,964       75,621

Net income per common share:
     Basic ....................................................   $    0.63    $    0.48    $    1.79    $    1.39
     Diluted ..................................................   $    0.62    $    0.47    $    1.76    $    1.36

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                           Three Months Ended              Nine Months Ended
                                                                              September 30,                   September 30,
                                                                      -----------------------------   -----------------------------
(In thousands)                                                             1999           1998            1999            1998
                                                                      -------------   -------------   -------------   -------------
Cash flows from operating activities:
     Net income ....................................................  $      49,641   $      37,311   $     140,938   $     103,241
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Provision for loan losses ................................          3,977           2,485          11,841           9,034
          Depreciation of premises and equipment ...................          9,679           6,944          27,549          19,019
          Amortization .............................................         16,451          12,105          43,001          34,462
          Accretion of unearned income and fees, net of
               related costs .......................................          2,721           1,256          11,310            (782)
          Income to minority interest ..............................            802            --             2,662            --
          Proceeds from sales of trading account securities ........     48,729,908      48,315,077     142,927,358     125,841,328
          Increase in trading account securities ...................    (48,845,488)    (48,117,034)   (143,267,213)   (125,961,518)
          Investment securities (gain) loss, net ...................            252             845           1,365          (2,078)
          Proceeds from loans held for sale ........................        227,714         316,702         732,185         929,768
          Increase in loans held for sale ..........................       (186,692)       (305,837)       (655,057)       (933,270)
          Net gain on sales of loans, leases and other assets ......         (6,588)        (14,173)        (29,171)        (33,129)
          Change in accrued income taxes ...........................         13,886           5,940          42,624          13,353
          Change in accrued interest receivable ....................        (16,348)        (20,755)        (22,503)        (14,642)
          Change in accrued interest payable .......................             35           1,936          (2,058)          2,979
          Other, net ...............................................        144,425        (288,522)         35,079        (152,962)
                                                                      -------------   -------------   -------------   -------------
               Net cash provided by (used in) operating activities .        144,375         (45,720)            (90)       (145,197)
                                                                      -------------   -------------   -------------   -------------

Cash flows from investing activities:
     Net decrease (increase) in money market investments ...........       (263,002)         32,872         (50,752)       (354,545)
     Proceeds from maturities of investment securities
          held to maturity .........................................        157,861         519,474         732,459       1,915,488
     Purchases of investment securities held to maturity ...........       (260,926)       (478,167)     (1,263,474)     (1,642,239)
     Proceeds from sales of investment securities
          available for sale .......................................         77,919         100,100         228,653         230,938
     Proceeds from maturities of investment securities
          available for sale .......................................         20,560          63,571         152,092         279,081
     Purchases of investment securities available for sale .........       (261,380)       (114,702)       (535,305)       (425,975)
     Proceeds from sales of loans and leases .......................        190,459         218,275         813,629         637,805
     Net increase in loans and leases ..............................       (611,840)       (550,223)     (1,681,443)     (1,289,949)
     Payments on leveraged leases ..................................         (3,950)         (2,773)         (8,118)         (3,840)
     Principal collections on leveraged leases .....................          3,950           2,773           8,118           3,840
     Proceeds from sales of premises and equipment .................          4,300           1,969           5,172           4,354
     Purchases of premises and equipment ...........................        (28,248)        (14,024)        (65,501)        (36,579)
     Proceeds from sales of mortgage-servicing rights ..............            773           1,527          21,776           2,136
     Purchases of mortgage-servicing rights ........................            (86)           (874)         (1,014)         (2,337)
     Proceeds from sales of other assets ...........................          2,251           1,942           5,793           5,705
     Cash paid for acquisitions, net of cash received ..............           --             6,565             592          95,614
                                                                      -------------   -------------   -------------   -------------
               Net cash used in investing activities ...............       (971,359)       (211,695)     (1,637,323)       (580,503)
                                                                      -------------   -------------   -------------   -------------

ZIONS BANCORPORATION AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)


                                                             Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                        -------------------------   -------------------------
(In thousands)                                              1999          1998          1999          1998
                                                        -----------   -----------   -----------   -----------
Cash flows from financing activities:
     Net increase (decrease) in deposits .............      (61,951)      202,539      (317,851)      372,951
     Net change in short-term funds borrowed .........      717,784         6,485     1,831,716       246,884
     Proceeds from FHLB advances over one year .......      350,000          --         365,000          --
     Payments on FHLB advances over one year .........     (292,899)       (6,718)     (304,479)     (104,338)
     Proceeds from issuance of long-term debt ........         --            --            --         110,000
     Payments on long-term debt ......................          (97)       (1,437)         (583)       (4,444)
     Proceeds from issuance of common stock ..........          813           680         3,584       134,661
     Payments to redeem common stock .................       (3,803)      (11,879)       (4,769)      (24,272)
     Dividends paid ..................................      (22,921)      (10,869)      (56,937)      (30,584)
                                                        -----------   -----------   -----------   -----------
          Net cash provided by financing activities ..      686,926       178,801     1,515,681       700,858
                                                        -----------   -----------   -----------   -----------
Net decrease in cash and due from banks ..............     (140,058)      (78,614)     (121,732)      (24,842)
Cash and due from banks at beginning of period .......      882,772       697,265       864,446       643,493
                                                        -----------   -----------   -----------   -----------
Cash and due from banks at end of period .............  $   742,714   $   618,651   $   742,714   $   618,651
                                                        ===========   ===========   ===========   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)


                                                  Three Months Ended     Nine Months Ended
                                                     September 30,         September 30,
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

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)


                                                                                      Nine Months Ended
                                                                                      September 30, 1999
                                                               ----------------------------------------------------------------
                                                                                         Accumulated
                                                                                            Other
                                                                  Common  Comprehensive Comprehensive    Retained  Shareholders'
                                                                  Stock       Income    Income (Loss)    Earnings     Equity
                                                               -----------  -----------  -----------   -----------  -----------
Balance, January 1, 1999 ....................................  $   752,845               $    (4,432)  $   636,664  $ 1,385,077
Net income for the period ...................................               $   140,938                    140,938      140,938
                                                                            -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $4,637 ......                    (7,485)
    Reclassification for net realized securities loss recorded
       in the income statement, net of tax benefit of $2,478.                     4,000
                                                                            -----------
    Other comprehensive loss ................................                    (3,485)      (3,485)                    (3,485)
                                                                            -----------
    Total comprehensive income ..............................               $   137,453
                                                                            ===========
Cash dividends:
    Common, $.72 per share ..................................                                              (56,937)     (56,937)
Issuance of common shares for acquisitions ..................           83                                     797          880
Stock redeemed and retired ..................................       (4,769)                                              (4,769)
Stock options exercised, net of shares tendered and retired .        7,123                                                7,123
                                                               -----------               -----------   -----------  -----------
Balance, September 30, 1999 .................................  $   755,282               $    (7,917)  $   721,462  $ 1,468,827
                                                               ===========               ===========   ===========  ===========


                                                                                    Nine Months Ended
                                                                                   September 30, 1998
                                                               ----------------------------------------------------------------
                                                                                         Accumulated
                                                                                            Other
                                                                  Common  Comprehensive Comprehensive    Retained  Shareholders'
                                                                  Stock       Income    Income (Loss)    Earnings     Equity
                                                               -----------  -----------  -----------   -----------  -----------
Balance, January 1, 1998 ....................................  $   270,359               $     3,077   $   529,113  $   802,549
Net income for the period ...................................               $   103,241                    103,241      103,241
                                                                            -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $2,766 ......                    (4,466)
    Reclassification for realized investment
       securities gain recorded in the income
       statement, net of tax expense of $795 ................                    (1,283)
                                                                            -----------
    Other comprehensive loss ................................                    (5,749)      (5,749)                    (5,749)
                                                                            -----------
    Total comprehensive income ..............................               $    97,492
                                                                            ===========
Cash dividends:
    Common, $.40 per share ..................................                                              (29,698)     (29,698)
    Dividends of acquired companies prior to merger .........                                                 (886)        (886)
Net proceeds from stock offering ............................      129,832                                              129,832
Issuance of common shares for acquisitions ..................      365,688                        79         7,264      373,031
Exercise of acquired company warrants prior to ..............        1,852                                                1,852
acquisition
Stock redeemed and retired ..................................      (24,236)                                             (24,236)
Stock options exercised, net of shares tendered and retired .        4,043                                                4,043
                                                               -----------               -----------   -----------  -----------
Balance, September 30, 1998 .................................  $   747,538               $    (2,593)  $   609,034  $ 1,353,979
                                                               ===========               ===========   ===========  ===========

Comprehensive income for the three months ended September 30, 1999 and 1998 was $42,343 and $34,930 respectively.

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

CONSOLIDATED BALANCE SHEETS

                                                September 30, 1999             December 31, 1998            September 30, 1998
                                            ---------------------------   ---------------------------   ---------------------------
                                                            Previously                    Previously                    Previously
(In thousands, except share amounts)          Restated       Reported       Restated       Reported       Restated       Reported
                                            ------------   ------------   ------------   ------------   ------------   ------------
ASSETS
Investment securities held to maturity ....    3,324,387      3,324,120      2,804,654      2,803,903      2,209,223      2,208,265
Net Loans .................................   11,218,113     11,217,978     10,430,823     10,427,939      6,666,567      6,662,767
Premises and equipment, net ...............      263,814        263,062        231,847        231,066        179,686        178,894
Goodwill and core deposit intangibles .....      634,093        258,359        663,606        271,578        566,520        168,869
Other assets ..............................      948,750        970,111        530,944        556,078        493,432        519,922
Other categories not affected .............    2,561,834      2,561,834      2,358,357      2,358,357      2,646,717      2,646,717
                                            ------------   ------------   ------------   ------------   ------------   ------------
 Total assets ............................. $ 18,950,991   $ 18,595,464   $ 17,020,231   $ 16,648,921   $ 12,762,145   $ 12,385,434
                                            ============   ============   ============   ============   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Total liabilities not affected ............ $ 17,444,070   $ 17,444,070   $ 15,600,484   $ 15,600,484   $ 11,408,166   $ 11,408,166
Minority interest .........................       38,094         38,523         34,670         34,781           --             --

Common stock ..............................      755,282        326,536        752,845        324,099        747,538        318,792
Accumulated other comprehensive loss ......       (7,917)        (7,816)        (4,432)        (4,280)        (2,593)        (2,424)
Retained earnings .........................      721,462        794,151        636,664        693,837        609,034        660,900
                                            ------------   ------------   ------------   ------------   ------------   ------------
 Total shareholders' equity ...............    1,468,827      1,112,871      1,385,077      1,013,656      1,353,979        977,268
                                            ------------   ------------   ------------   ------------   ------------   ------------
 Total liabilities and shareholders' equity $ 18,950,991   $ 18,595,464   $ 17,020,231   $ 16,648,921   $ 12,762,145   $ 12,385,434
                                            ============   ============   ============   ============   ============   ============

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CONSOLIDATED STATEMENTS OF INCOME


                                                                Three Months Ended  Three Months Ended
                                                                September 30, 1999  September 30, 1998
                                                                ------------------  ------------------
                                                                         Previously          Previously
(In thousands, except per share amounts)                        Restated  Reported  Restated  Reported
                                                                --------  --------  --------  --------
Net interest income ..........................................  $175,252  $176,323  $129,580  $130,749
Provision for loan losses ....................................     3,977     3,977     2,485     2,485
Total noninterest income .....................................    61,170    61,170    49,607    49,607
Noninterest expense:
     Amortization of goodwill and core deposit intangibles ...     8,887     3,456     8,014     2,391
     Other noninterest expense ...............................   145,409   145,399   110,459   110,449
                                                                --------  --------  --------  --------

Income before income taxes and minority interest .............    78,149    84,661    58,229    65,031
Income taxes .................................................    27,706    28,961    20,918    22,292
Minority interest ............................................       802       906      --        --
                                                                --------  --------  --------  --------
          Net income .........................................  $ 49,641  $ 54,794  $ 37,311  $ 42,739
                                                                ========  ========  ========  ========

Weighted average common and common-equivalent shares
          outstanding during the period ......................    79,949    79,949    79,007    79,007

Net income per common share:
     Basic ...................................................  $   0.63  $   0.69  $   0.48  $   0.55
     Diluted .................................................  $   0.62  $   0.69  $   0.47  $   0.54



                                                                 Nine Months Ended  Nine Months Ended
                                                                September 30, 1999  September 30, 1998
                                                                ------------------  ------------------
                                                                         Previously          Previously
(In thousands, except per share amounts)                        Restated  Reported  Restated  Reported
                                                                --------  --------  --------  --------
Net interest income ..........................................  $514,451  $517,770  $360,254  $369,045
Provision for loan losses ....................................    11,841    11,841     9,034     9,304
Total noninterest income .....................................   185,258   185,258   141,398   142,165
Noninterest expense:
     Amortization of goodwill and core deposit intangibles ...    26,521    10,227    22,491     7,168
     Other noninterest expense ...............................   438,566   438,537   315,524   323,841
                                                                --------  --------  --------  --------

Income before income taxes and minority interest .............   222,781   242,423   154,603   170,897
Income taxes .................................................    79,181    82,990    51,362    56,178
Minority interest ............................................     2,662     2,980      --        --
                                                                --------  --------  --------  --------
          Net income .........................................  $140,938  $156,453  $103,241  $114,719
                                                                ========  ========  ========  ========

Weighted average common and common-equivalent shares
          outstanding during the period ......................    79,964    79,964    75,621    76,238

Net income per common share:
     Basic ...................................................  $   1.79  $   1.98  $   1.39  $   1.53
     Diluted .................................................  $   1.76  $   1.96  $   1.36  $   1.50

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


                                ZIONS FIRST NATIONAL
                                        BANK               CALIFORNIA             VECTRA BANK          NATIONAL BANK OF
                                  AND SUBSIDIARIES        BANK & TRUST              COLORADO               ARIZONA
                                --------------------  --------------------   ---------------------   --------------------
(Amounts in millions)              1999       1998       1999       1998        1999        1998        1999       1998
                                ---------  ---------  ---------  ---------   ---------   ---------   ---------  ---------
CONDENSED INCOME STATEMENT
Net interest income ..........  $    55.7  $    57.3  $    66.6  $    19.5   $    20.7   $    19.8   $    19.8  $    17.7
Provision for loan losses ....        2.3        1.5       --         --           0.6         0.6         0.6       --
Noninterest income ...........       38.7       34.8        8.5        2.3         4.0         4.5         3.6        2.6
Noninterest expense ..........       52.3       54.6       47.7       17.7        22.2        19.1        11.2       10.5
Income tax expense (benefit) .       12.2        8.2       12.3        2.3         1.7         2.5         4.2        3.7
Minority interest ............        0.2       --         --         --          --          --          --         --
                                ---------  ---------  ---------  ---------   ---------   ---------   ---------  ---------
     Net income ..............  $    27.4  $    27.8  $    15.1  $     1.8   $     0.2   $     2.1   $     7.4  $     6.1
                                =========  =========  =========  =========   =========   =========   =========  =========

AVERAGE BALANCE SHEET DATA
Total assets .................  $   7,233  $   6,704  $   6,213  $   1,535   $   2,227   $   1,791   $   1,515  $   1,385
Net loans and leases .........      3,701      3,012      4,174        801       1,380         974       1,123        889
Total deposits ...............      3,742      4,029      5,317      1,212       1,565       1,339       1,258      1,168



                                  NEVADA STATE BANK   THE COMMERCE BANK OF
                                  AND SUBSIDIARIES         WASHINGTON                OTHER           CONSOLIDATED COMPANY
                                --------------------  --------------------   ---------------------   --------------------
(Amounts in millions)              1999       1998       1999       1998        1999        1998        1999       1998
                                ---------  ---------  ---------  ---------   ---------   ---------   ---------  ---------
CONDENSED INCOME STATEMENT
Net interest income ..........  $    13.0  $    12.5  $     4.1  $     3.4   $    (4.7)  $    (0.6)  $   175.2  $   129.6
Provision for loan losses ....        0.4        0.4        0.1       --          --          --           4.0        2.5
Noninterest income ...........        4.3        4.3        0.2        0.3         1.9         0.8        61.2       49.6
Noninterest expense ..........       11.1       11.0        2.0        1.7         7.8         3.9       154.3      118.5
Income tax expense (benefit) .        2.0        2.0        0.7        0.6        (5.4)        1.6        27.7       20.9
Minority interest ............       --         --         --         --           0.6        --          0.8        --
                                ---------  ---------  ---------  ---------   ---------   ---------   ---------  ---------
     Net income ..............  $     3.8  $     3.4  $     1.5  $     1.4   $    (5.8)  $    (5.3)  $    49.6  $    37.3
                                =========  =========  =========  =========   =========   =========   =========  =========

AVERAGE BALANCE SHEET DATA
Total assets .................  $   1,194  $   1,066  $     391  $     308   $      97   $     (57)  $  18,870  $  12,732
Net loans and leases .........        592        522        173        158          24          16      11,167      6,372
Total deposits ...............        960        867        267        214         (19)       (288)     13,090      8,541

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents Operating Segment Information for the nine months ended September 30, 1999 and for the nine months ended September 30, 1998.


                                ZIONS FIRST NATIONAL
                                        BANK               CALIFORNIA             VECTRA BANK          NATIONAL BANK OF
                                  AND SUBSIDIARIES        BANK & TRUST              COLORADO               ARIZONA
                                --------------------  --------------------   ---------------------   --------------------
(Amounts in millions)              1999       1998       1999       1998        1999        1998        1999       1998
                                ---------  ---------  ---------  ---------   ---------   ---------   ---------  ---------
CONDENSED INCOME STATEMENT
Net interest income ..........  $   165.6  $   164.0  $   192.2  $    49.5   $    62.2   $    52.0   $    56.6  $    52.5
Provision for loan losses ....        6.8        4.5       --          1.3         1.9         1.2         1.8        1.2
Noninterest income ...........      117.7      103.7       26.3        5.8        13.0         9.9         9.8        6.8
Noninterest expense ..........      158.6      160.1      147.9       40.4        65.7        48.4        33.1       31.0
Income tax expense (benefit) .       36.0       31.2       32.3        5.7         4.9         6.4        12.1       10.6
Minority interest ............        0.9       --         --         --          --          --          --         --
                                ---------  ---------  ---------  ---------   ---------   ---------   ---------  ---------
     Net income ..............  $    80.8  $    71.9  $    38.3  $     7.9   $     2.7   $     5.9   $    19.4  $    16.5
                                =========  =========  =========  =========   =========   =========   =========  =========

AVERAGE BALANCE SHEET DATA
Total assets .................  $   7,115  $   6,446  $   6,207  $   1,351   $   2,155   $   1,747   $   1,493  $   1,357
Net loans and leases .........      3,639      2,894      4,198        681       1,294         944       1,083        851
Total deposits ...............      3,754      3,777      5,327      1,048       1,595       1,267       1,244      1,162


                                  NEVADA STATE BANK   THE COMMERCE BANK OF
                                  AND SUBSIDIARIES         WASHINGTON                OTHER           CONSOLIDATED COMPANY
                                --------------------  --------------------   ---------------------   --------------------
(Amounts in millions)              1999       1998       1999       1998        1999        1998        1999       1998
                                ---------  ---------  ---------  ---------   ---------   ---------   ---------  ---------
CONDENSED INCOME STATEMENT
Net interest income ..........  $    38.2  $    37.6  $    11.3  $    10.4   $   (11.6)  $    (5.8)  $   514.5  $   360.2
Provision for loan losses ....        1.2        1.2        0.5        0.1        (0.4)       (0.5)       11.8        9.0
Noninterest income ...........       12.6       11.2        0.6        1.2         5.2         2.8       185.2      141.4
Noninterest expense ..........       33.4       32.3        5.5       13.9        20.7        11.9       465.1      338.0
Income tax expense (benefit) .        5.5        5.1        1.9       (0.6)      (13.5)       (7.0)       79.2       51.4
Minority interest ............       --         --         --         --           1.8        --           2.7       --
                                ---------  ---------  ---------  ---------   ---------   ---------   ---------  ---------
     Net income ..............  $    10.7  $    10.2  $     4.0  $    (1.8)  $   (15.0)  $    (7.4)  $   140.9  $   103.2
                                =========  =========  =========  =========   =========   =========   =========  =========

AVERAGE BALANCE SHEET DATA
Total assets .................  $   1,148  $   1,026  $     359  $     300   $     (44)  $     (56)  $  18,433  $  12,171
Net loans and leases .........        558        508        163        154          21           8      10,956      6,040
Total deposits ...............        940        851        241        212         (24)       (112)     13,077      8,205

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

FINANCIAL HIGHLIGHTS
(Unaudited)


                                                           Three Months Ended                        Nine Months Ended
                                                              September 30,                            September 30,
                                                ---------------------------------------   -----------------------------------------
(In thousands, except per share and ratio data)     1999          1998       % Change         1999          1998         % Change
                                                -----------   -----------   -----------   -----------    -----------    -----------
EARNINGS
Taxable-equivalent net interest income ......   $   177,954   $   132,368       34.44 %   $   522,198    $   368,157        41.84 %
Net interest income .........................       175,252       129,580       35.25 %       514,451        360,254        42.80 %
Noninterest income ..........................        61,170        49,607       23.31 %       185,258        141,398        31.02 %
Provision for loan losses ...................         3,977         2,485       60.04 %        11,841          9,034        31.07 %
Noninterest expense .........................       154,296       118,473       30.24 %       465,087        338,015        37.59 %
Income before income taxes ..................        78,149        58,229       34.21 %       222,781        154,603        44.10 %
Income taxes ................................        27,706        20,918       32.45 %        79,181         51,362        54.16 %
Minority interest ...........................           802          --                         2,662           --
Net income ..................................        49,641        37,311       33.05 %       140,938        103,241        36.51 %

PER COMMON SHARE
Net income (diluted) ........................          0.62          0.47       31.91 %          1.76           1.36        29.41 %
Dividends ...................................          0.29          0.14      107.14 %          0.72           0.40        80.00 %
Book value ..................................                                                   18.59          17.45         6.53 %

SELECTED RATIOS
Return on average assets ....................          1.04%         1.16%                       1.02%          1.13%
Return on average common equity .............         13.40%        10.92%                      13.06%         11.54%
Efficiency ratio ............................         64.53%        65.10%                      65.74%         66.34%
Net interest margin .........................          4.24%         4.71%                       4.31%          4.58%


OPERATING CASH EARNINGS*
Taxable-equivalent net interest income ......   $   177,954   $   132,368       34.44 %   $   522,198    $   368,157        41.84 %
Net interest income .........................       175,252       129,580       35.25 %       514,451        360,254        42.80 %
Noninterest income ..........................        61,170        49,607       23.31 %       185,258        141,398        31.02 %
Provision for loan losses ...................         3,977         2,485       60.04 %        11,841          9,034        31.07 %
Noninterest expense .........................       143,808       107,399       33.90 %       434,801        303,323        43.35 %
Income before income taxes ..................        88,637        69,303       27.90 %       253,067        189,295        33.69 %
Income taxes ................................        29,468        22,899       28.69 %        84,122         58,316        44.25 %
Minority interest ...........................           802          --                         2,662           --
Net income ..................................        58,367        46,404       25.78 %       166,283        130,979        26.95 %

PER COMMON SHARE
Net income (diluted) ........................          0.73          0.59       23.73 %          2.08           1.73        20.23 %
Dividends ...................................          0.29          0.14      107.14 %          0.72           0.40        80.00 %
Book value ..................................                                                   10.57          10.15         4.14 %

SELECTED RATIOS
Return on average assets ....................          1.27%         1.51%                       1.25%          1.51%
Return on average common equity .............         27.72%        23.43%                      27.93%         26.62%
Efficiency ratio ............................         60.14%        59.02%                      61.46%         59.53%
Net interest margin .........................          4.24%         4.71%                       4.31%          4.58%

* Before amortization of goodwill and core deposit intangible assets and merger charges.




ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

                                                           Three Months Ended                        Nine Months Ended
                                                              September 30,                            September 30,
                                                ---------------------------------------   -----------------------------------------
(In thousands, except per share and ratio data)     1999          1998       % Change         1999          1998         % Change
                                                -----------   -----------   -----------   -----------    -----------    -----------
AVERAGE BALANCES
Total assets ................................   $18,869,505   $12,732,048         48.20%  $18,433,369    $12,170,800          51.46%
Securities ..................................     4,325,785     3,321,946         30.22%    4,175,937      3,084,438          35.39%
Net loans and leases ........................    11,167,112     6,372,120         75.25%   10,956,278      6,040,400          81.38%
Goodwill and core deposit intangibles .......       634,869       569,360         11.51%      647,414        538,346          20.26%
Total deposits ..............................    13,090,340     8,541,182         53.26%   13,077,070      8,204,810          59.38%
Minority interest ...........................        37,962          --                        37,046           --
Shareholders' equity ........................     1,470,241     1,355,212          8.49%    1,443,347      1,196,175          20.66%


Weighted average common and common-
     equivalent shares outstanding ..........    79,949,442    79,006,517          1.19%   79,963,702     75,621,288           5.74%

AT PERIOD END
Total assets ................................                                             $18,950,991    $12,762,145          48.49%
Securities ..................................                                               4,470,676      2,967,133          50.67%
Net loans and leases ........................                                              11,416,672      6,767,007          68.71%
Allowance for loan losses ...................                                                 198,559        100,440          97.69%
Goodwill and core deposit intangibles .......                                                 634,093        566,520          11.93%
Total deposits ..............................                                              13,008,773      8,932,022          45.64%
Minority interest ...........................                                                  38,094           --
Shareholders' equity ........................                                               1,468,827      1,353,979           8.48%

Common shares outstanding ...................                                              78,992,418     77,594,651           1.80%

Average equity to average assets ............          7.79%        10.64%                       7.83%          9.83%
Common dividend payout ......................         46.21%        26.92%                      40.38%         28.73%

Nonperforming assets ........................                                                  58,334         35,793          62.98%
Loans past due 90 days or more ..............                                                  32,515         12,432         161.54%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at September 30 ...                                                    0.51%          0.53%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved record earnings for the quarter and nine months ended September 30, 1999. Consolidated net income for the third quarter of 1999 was $49.6 million or $0.62 per diluted share, an increase of 33.0% and 31.9%, respectively, over the $37.3 million or $0.47 earned in the third quarter of 1998. Consolidated net income for the third quarter of 1999 increased 4.2% and 5.1%, respectively, from $47.6 million or $0.59 per diluted share for the second quarter of 1999. The quarterly dividend per share remained the same as the second quarter of 1999 at $.29 per share. The dividend was up 107.1% from the $.14 per share dividend for the third quarter of 1998. As discussed in Notes to Consolidated Financial Statements, due to the 1998 acquisitions accounted for as purchases, financial information for 1999 is not directly comparable to 1998.

Consolidated net income was $140.9 million or $1.76 per diluted share for the first nine months of 1999, compared to the $103.2 million or $1.36 per diluted share for the first nine months of 1998, which constituted increases of 36.5% and 29.4% respectively.

The annualized return on average assets for the third quarter and for the first nine months of 1999 was 1.04% and 1.02% compared to 1.16% and 1.13%, respectively, in 1998, resulting in an annualized return on average common shareholders' equity of 13.40% and 13.06% for the third quarter and for the first nine months of 1999, compared to 10.92% and 11.54% for the same periods of 1998. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the third quarter and for the first nine months of 1999 was 64.53% and 65.74%, respectively, compared to 65.10% and 66.34% for the same periods of 1998.

The Company's third-quarter $12.3 million (33.0%) increase in earnings relative to the same period a year ago reflects a $45.7 million (35.2%) increase in net interest income, a $11.6 million (23.3%) increase in noninterest income, partially offset by a $1.5 million (60.0%) increase in the provision for loan losses, a $35.8 million (30.2%) increase in noninterest expenses and a $6.8 million (32.5%) increase in income tax expense.

The Company's $37.7 million (36.5%) increase in net income for the nine-month period ended September 30, 1999 compared to the similar period in 1998, reflects a $154.2 million (42.8%) increase in net interest income, a $43.9 million (31.0%) increase in noninterest income, partially offset by a $2.8 million (31.1%) increase in the provision for loan losses, a $127.1 million (37.6%) increase in noninterest expenses and a $27.8 million (54.2%) increase in income tax expense.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Operating cash earnings for the quarter were $58.4 million or $0.73 per diluted share, an increase of 25.8% and 23.7%, respectively, over the $46.4 million or $0.59 per diluted share earned in the third quarter of 1998. Operating cash earnings for the third quarter of 1999 increased 4.1% over the $56.1 million earned during the second quarter of 1999. Operating cash earnings per diluted share for the third quarter of 1999 increased 4.3% over the $.70 for the second quarter of 1999. Year-to-date operating cash earnings were $166.3 million or $2.08 per diluted share, an increase of 27.0% and 20.2%, respectively, over the $131.0 million or $1.73 per diluted share earned in the first nine months of 1998.

The operating cash annualized return on average assets for the third quarter and for the first nine months of 1999 was 1.27% and 1.25% compared to 1.51% and 1.51%, respectively, in 1998. Operating cash annualized return on average common shareholders' equity was 27.72% and 27.93% for the third quarter and for the first nine months of 1999, compared to 23.43% and 26.62% for the same periods of 1998. The Company's cash efficiency ratio for the third quarter and for the first nine months of 1999 was 60.14% and 61.46%, respectively, compared to 59.02% and 59.53% for the same periods of 1998.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the third quarter of 1999, adjusted to a fully taxable-equivalent basis, increased 34.4% to $178.0 million compared to $132.4 million for the third quarter of 1998 and increased 1.0% from $176.1 million for the second quarter of 1999. Net interest margin was 4.24% for the third quarter of 1999, compared to 4.71% for the third quarter of 1998 and 4.34% for the second quarter of 1999. Nine-month net interest income, on a fully taxable-equivalent basis, was $522.2 million in 1999, an increase of 41.8% compared to $368.2 million for the first nine months of 1998. Net interest margin for the first nine months of 1999 was 4.31%, compared to 4.58% for the first nine months of 1998.

The yield on average earning assets decreased 63 basis points during the third quarter of 1999 as compared to the third quarter of 1998, and decreased 3 basis points from the second quarter of 1999. The average rate paid this quarter on interest-bearing funds decreased 35 basis points from the third quarter of 1998 and increased 9 basis points from the second quarter of 1999. Comparing the first nine months of 1999 with 1998, the yield on average earning assets decreased 47 basis points, while the cost of interest-bearing funds decreased by 38 basis points.

The spread on average interest-bearing funds for the third quarter of 1999 was 3.58%, down from the 3.86% for the third quarter of 1998 and down from the 3.70% for the second quarter of 1999. The spread on average interest-bearing funds for the first nine months of 1999 was 3.65% compared with 3.74% for the same period in 1998.

                                                                 Three Months Ended               Three Months Ended
                                                                 September 30, 1999               September 30, 1998
                                                          -------------------------------    -------------------------------
                                                          Average     Amount of  Average     Average     Amount of  Average
(In millions)                                             Balance    Interest(1)   Rate      Balance    Interest(1)   Rate
                                                          --------    --------   --------    --------    --------   --------
ASSETS
Money market investments ..............................   $  1,162    $   16.5       5.63%   $  1,460    $   21.3       5.79%
Securities:
     Held to maturity .................................      3,301        50.8       6.10%      2,387        41.8       6.94%
     Available for sale ...............................        549         6.6       4.81%        579         7.0       4.81%
     Trading account ..................................        476         7.3       6.11%        356         5.9       6.55%
                                                          --------    --------               --------    --------
          Total securities ............................      4,326        64.7       5.94%      3,322        54.7       6.53%
                                                          --------    --------               --------    --------
Loans:
     Loans held for sale ..............................        168         2.8       6.56%        180         3.4       7.58%
     Net loans and leases(2)...........................     10,999       242.2       8.74%      6,192       156.7      10.04%
                                                          --------    --------               --------    --------
          Total loans .................................     11,167       245.0       8.70%      6,372       160.1       9.97%
                                                          --------    --------               --------    --------
Total interest-earning assets .........................   $ 16,655    $  326.2       7.77%   $ 11,154    $  236.1       8.40%
                                                                      --------                           --------
Cash and due from banks ...............................        803                                672
Allowance for loan losses .............................       (205)                               (98)
Goodwill and core deposit intangibles .................        635                                569
Other assets ..........................................        982                                435
                                                          --------                           --------
        Total assets ..................................   $ 18,870                           $ 12,732
                                                          ========                           ========

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits .........................   $  1,543    $    8.9       2.29%   $  1,371    $   11.1       3.21%
     Money market super NOW deposits ..................      5,473        51.1       3.71%      2,959        27.5       3.69%
     Time deposits under $100,000 .....................      1,908        22.3       4.63%      1,327        18.2       5.44%
     Time deposits $100,000 or more ...................        985        11.9       4.79%        595         8.8       5.83%
     Foreign deposits .................................        158         1.7       4.38%        201         2.2       4.34%
                                                          --------    --------               --------    --------
          Total interest-bearing deposits .............     10,067        95.9       3.78%      6,453        67.8       4.17%
                                                          --------    --------               --------    --------
Borrowed funds:
     Securities sold, not yet purchased ...............        246         4.2       6.80%        219         2.8       5.16%
     Federal funds purchased and security
          repurchase agreements .......................      2,314        26.6       4.56%      1,839        22.7       4.90%
     Commercial paper .................................        270         3.7       5.41%         37         0.5       5.41%
     FHLB advances and other borrowings:
          less than one year ..........................        596         7.8       5.18%         18         0.3       6.41%
          over one year ...............................         79         1.4       7.04%        102         1.7       6.58%
     Long-term debt ...................................        453         8.6       7.57%        404         7.9       7.80%
                                                          --------    --------               --------    --------
          Total borrowed funds ........................      3,958        52.3       5.24%      2,619        35.9       5.45%
                                                          --------    --------               --------    --------
          Total interest-bearing liabilities ..........   $ 14,025    $  148.2       4.19%   $  9,072    $  103.7       4.54%
                                                                      --------                           --------
Noninterest-bearing deposits ..........................      3,023                              2,088
Other liabilities .....................................        314                                217
                                                          --------                           --------
          Total liabilities ...........................     17,362                             11,377
Minority interest .....................................         38                               --
          Total shareholders' equity ..................      1,470                              1,355
                                                          --------                           --------
          Total liabilities and shareholders' equity...   $ 18,870                           $ 12,732
                                                          ========                           ========
Spread on average interest-bearing funds ..............                              3.58%                              3.86%
                                                                                 ========                           ========
Net interest income and net yield on
     interest-earning assets ..........................               $  178.0       4.24%               $  132.4       4.71%
                                                                      ========   ========                ========   ========

1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)


                                                                  Nine Months Ended               Nine Months Ended
                                                                 September 30, 1999               September 30, 1998
                                                          -------------------------------    -------------------------------
                                                          Average     Amount of  Average     Average     Amount of  Average
(In millions)                                             Balance    Interest(1)   Rate      Balance    Interest(1)   Rate
                                                          --------    --------   --------    --------    --------   --------
ASSETS
Money market investments ..............................   $  1,081    $   47.0       5.82%   $  1,633    $   68.9       5.64%
Securities:
     Held to maturity .................................      3,157       146.8       6.22%      2,098       109.9       7.00%
     Available for sale ...............................        483        19.4       5.37%        575        24.5       5.68%
     Trading account ..................................        536        22.1       5.51%        412        18.1       5.89%
                                                          --------    --------               --------    --------
          Total securities ............................      4,176       188.3       6.03%      3,085       152.5       6.61%
                                                          --------    --------               --------    --------

Loans:
     Loans held for sale ..............................        185         9.3       6.69%        196        10.7       7.26%
     Net loans and leases(2) ..........................     10,771       700.2       8.69%      5,844       432.7       9.90%
                                                          --------    --------               --------    --------
          Total loans .................................     10,956       709.5       8.66%      6,040       443.4       9.81%
                                                          --------    --------               --------    --------
Total interest-earning assets .........................   $ 16,213    $  944.8       7.79%   $ 10,758    $  664.8       8.26%
                                                                      --------                           --------
Cash and due from banks ...............................        785                                584
Allowance for loan losses .............................       (204)                               (97)
Goodwill and core deposit intangibles .................        647                                538
Other assets ..........................................        992                                388
                                                          --------                           --------
        Total assets ..................................   $ 18,433                           $ 12,171
                                                          ========                           ========

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits .........................   $  1,562    $   27.4       2.35%   $  1,144    $   26.5       3.10%
     Money market super NOW deposits ..................      5,135       138.7       3.61%      3,040        83.8       3.69%
     Time deposits under $100,000 .....................      2,041        72.1       4.72%      1,250        50.3       5.38%
     Time deposits $100,000 or more ...................      1,163        42.2       4.85%        576        24.6       5.73%
     Foreign deposits .................................        166         5.3       4.25%        176         6.0       4.53%
                                                          --------    --------               --------    --------
          Total interest-bearing deposits .............     10,067       285.7       3.79%      6,186       191.2       4.13%
                                                          --------    --------               --------    --------
Borrowed funds:
     Securities sold, not yet purchased ...............        285        12.2       5.71%        195         7.4       5.11%
     Federal funds purchased and security
          repurchase agreements .......................      2,151        71.8       4.46%      1,879        68.3       4.86%
     Commercial paper .................................        159         6.3       5.31%         13         0.5       5.48%
     FHLB advances and other borrowings:
          less than one year ..........................        469        17.3       4.93%         61         2.9       6.32%
          over one year ...............................         63         3.1       6.61%        131         5.6       5.70%
     Long-term debt ...................................        453        26.2       7.73%        319        20.7       8.66%
                                                          --------    --------               --------    --------
          Total borrowed funds ........................      3,580       136.9       5.11%      2,598       105.4       5.43%
                                                          --------    --------               --------    --------
          Total interest-bearing liabilities ..........   $ 13,647    $  422.6       4.14%   $  8,784    $  296.6       4.52%
                                                                      --------                           --------
Noninterest-bearing deposits ..........................      3,010                              2,019
Other liabilities .....................................        296                                172
                                                          --------                           --------
          Total liabilities ...........................     16,953                             10,975
Minority interest .....................................         37                               --
          Total shareholders' equity ..................      1,443                              1,196
                                                          --------                           --------
          Total liabilities and shareholders' equity ..   $ 18,433                           $ 12,171
                                                          ========                           ========

Spread on average interest-bearing funds ..............                              3.65%                              3.74%
                                                                                 ========                           ========
Net interest income and net yield on
     interest-earning assets ..........................               $  522.2       4.31%               $  368.2       4.58%
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

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 60.0% to $4.0 million for the third quarter of 1999, as compared with $2.5 million for the third quarter of 1998, and increased 9.5% from the $3.6 million for the second quarter of 1999. The provision for loan losses for the first nine months of 1999 totaled $11.8 million, 31.1% more than the $9.0 million provision for the first nine months of 1998. Annualized, the nine month provision is .14% of average loans for 1999 compared to .20% for 1998.

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

Noninterest income for the nine months ending September 30, 1999 was $185.3 million, an increase of 31.0% over $141.4 million for the first nine months of 1998. Comparing the segments of noninterest income for the first nine months of 1999 and the first nine months of 1998, service charges on deposit accounts increased 34.1%; other service charges, commissions and fees increased 25.8%; trust income increased 80.9%; underwriting and trading income increased 57.5%; loan sales and servicing income increased 0.4%; and other income increased 134.1%. Net losses of $1.4 million on the sale of investment securities were realized during the first nine months of 1999 compared to net gains of $2.1 million during the first nine months of 1998. The main reasons for the increase in other income are $5.2 million of income from investments in bank owned life insurance policies in 1999 and income from nonmarketable equity securities previously classified as securities income. The increase in underwriting and trading income reflects the Company's commencement of providing online executable bond sales over Bloomberg and the Internet and the underwriting of municipal revenue bonds.

ZIONS BANCORPORATION AND SUBSIDIARIES

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 1999 was $154.3 million, an increase of 30.2% over $118.5 million for the third quarter of 1998, and a decrease of 1.5% from the $156.6 million for the second quarter of 1999. Comparing significant noninterest expense segments for the third quarter of 1999 and the third quarter of 1998, salaries and employee benefits increased 37.5%, occupancy increased 53.2%, furniture and equipment expense increased 13.8% and the total of all other expenses, excluding merger related expenses, increased 24.9% which included significant increases in legal and professional services, postage, advertising, amortization of goodwill and core deposit intangible assets and other expenses.

Noninterest expense for the nine months ending September 30, 1999 was $465.1 million, an increase of 37.6% over $338.0 million for the first nine months of 1998. Comparing significant noninterest expense segments for the first nine months of 1999 and the first nine months of 1998, salaries and employee benefits increased 49.6%, occupancy increased 79.8%, furniture and equipment expenses increased 20.5%, and the total of all other expenses, excluding merger related expenses, increased 28.6% which included significant increases for legal and professional services, postage, advertising, amortization of goodwill and core deposit intangible assets and other expenses.

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

INCOME TAXES

The Company's income taxes increased 32.5% to $27.7 million for the third quarter of 1999 compared to $20.9 million for the third quarter of 1998 and increased 7.3% from the $25.8 million for the second quarter of 1999. The Company's income taxes were $79.2 million for the first nine months of 1999 as compared to $51.4 million for the first nine months of 1998. The Company's effective income tax rate was 35.5% for the first nine months of 1999, up from 33.2% for the first nine months of 1998. The increased effective tax rate for 1999 compared to 1998 results primarily from changes in estimates of tax benefits from NOL and refund claims recorded in 1998.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 50.7% to $16,213 million for the nine months ended September 30, 1999, compared to $10,758 million for the nine months ended September 30, 1998. Earning assets comprised 88.0% of total average assets for the first nine months of 1999, compared with 88.4% for the first nine months of 1998.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements decreased 33.8% to $1,081 million in the first nine months of 1999 as compared to $1,633 million in the first nine months of 1998.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first nine months of 1999, average securities increased 35.4% to $4,176 million compared to $3,085 million in the first nine months of 1998. Average held to maturity securities increased 50.5%, available for sale securities decreased 16.0%, and trading account securities increased 30.1% compared with the first nine months of 1998.

Average net loans and leases increased 81.4% to $10,956 million for the first nine months of 1999 compared to $6,040 million in the first nine months of 1998, representing 67.6% of earning assets in the first nine months of 1999 compared to 56.1% in the first nine months of 1998. Average net loans and leases were 83.8% of average total deposits for the nine months ended September 30, 1999, as compared to 73.6% for the nine months ended September 30, 1998.

INVESTMENT SECURITIES

The following table presents the Company's investment securities on September 30, 1999, December 31, 1998 and September 30, 1998. As of September 30, 1999, the Company had approximately $55 million of Small Business Administration originator fee certificates that have been classified in other assets and are measured as available for sale securities.

                                             September 30, 1999      December 31, 1999       September 30, 1999
                                           ---------------------   ---------------------   ---------------------
                                           Amortized     Market    Amortized    Market     Amortized     Market
(In millions)                                cost        value       cost       value        cost        value
                                           ---------   ---------   ---------   ---------   ---------   ---------
Held to maturity
    U.S. Treasury Securities ...........   $       1   $       1   $      62   $      62   $       3   $       3
    U.S. government agencies and
       corporations:
       Small Business
            Administration loan-
            backed securities ..........         434         429         358         356         392         392
       Other agency securities .........       1,194       1,176         941         945       1,424       1,434
    States and political subdivisions ..         359         356         285         293         281         289
    Mortgage-backed securities .........       1,336       1,337       1,159       1,166         109         110
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                               3,324       3,299       2,805       2,822       2,209       2,228
                                           ---------   ---------   ---------   ---------   ---------   ---------
Available for sale
    U.S. Treasury securities ...........          77          77          46          47          32          33
    U.S. government agencies and
       corporations:
       Small Business
            Administration originator
               fee certificates ........        --          --            85          69          86          73
       Other agency securities .........          54          54         112         113         120         122
    States and political subdivisions ..           8           8          15          16          11          12
    Mortgage and other asset-backed
     securities ........................         102         102         179         180          38          38
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                 241         241         437         425         287         278
                                           ---------   ---------   ---------   ---------   ---------   ---------
    Equity securities:
       Mutual funds:
            Accessor Funds, Inc. .......         373         371         117         118         134         137
       Stock:
            Federal Home Loan Bank .....        --          --           101         101         104         104
            Other ......................           3           3          36          41          33          35
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                 376         374         254         260         271         276
                                           ---------   ---------   ---------   ---------   ---------   ---------
                                                 617         615         691         685         558         554
                                           ---------   ---------   ---------   ---------   ---------   ---------
    Total ..............................   $   3,941   $   3,914   $   3,496   $   3,507   $   2,767   $   2,782
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

The table below sets forth the amount of loans outstanding by type on September 30, 1999, December 31, 1998 and September 30, 1998.

(In millions)
                                        September 30, December 31, September 30,
Types                                       1999          1998          1998
-----                                   -----------   -----------   -----------
Loans held for sale ....................$       154   $       232   $       192
Commercial, financial, and agricultural       2,747         2,692         1,765
Real estate:
    Construction .......................      1,385           867           709
    Other:
            Home equity credit line ....        199           222           175
            1-4 family residential .....      2,449         2,186         1,115
            Other real estate-secured ..      3,608         3,626         2,134
                                        -----------   -----------   -----------
                                              6,256         6,034         3,424
                                        -----------   -----------   -----------
                                              7,641         6,901         4,133
Consumer:
    Bankcard ...........................         84            87            59
    Other ..............................        485           452           410
                                        -----------   -----------   -----------
                                                569           539           469

Lease financing ........................        234           214           184
Foreign loans ..........................         48            44          --
Other receivables ......................         76            62            68
                                        -----------   -----------   -----------
    Total loans ........................$    11,469   $    10,684   $     6,811
                                        ===========   ===========   ===========

Loans held for sale on September 30, 1999 decreased 33.6% from year-end 1998. All other loans, net of unearned income and fees increased 8.3% to $11,263 million on September 30, 1999 compared to $10,404 million on December 31, 1998. Commercial loans, construction loans, other real estate-secured loans, consumer loans, lease financing, foreign loans, and other receivables increased from year end 2.1%, 59.8%, 3.8%, 5.5%, 9.8%, 6.9%, and 22.6%, respectively. Within the other real estate-secured loan portfolio, home equity credit line loans decreased 10.3%, 1-4 family residential loans increased 12.0% and all other real estate loans decreased .5% from year end.

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


ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.74% of net loans and leases on September 30, 1999, compared to 1.93% on December 31, 1998, and 1.48% on September 30, 1998. Net charge-offs during the third quarter of 1999 were $10 million, or .36% of average net loans and leases, compared to net charge-offs of $3 million, or .18% of average net loans and leases for the third quarter of 1998. Net charge-offs for the first nine months of 1999 were $19 million, or
 .23% of average net loans and leases, compared to $7 million or .15% of average net loans and leases for the first nine months of 1998.

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


                                                 Nine months     Twelve Months     Nine months
                                                   Ended            Ended            Ended
(In millions)                                   September 30,    December 31,     September 30,
                                                    1999             1998             1998
                                                ------------     ------------     ------------
Average loans* and leases outstanding
     (net of unearned income) ...............   $     10,956     $      7,121     $      6,040
                                                ============     ============     ============
Allowance for possible losses:
Balance at beginning of the period ..........   $        206     $         83     $         83
Allowance of companies acquired .............           --                126               15
Provision charged against earnings ..........             12               12                9
Loans and leases charged-off:
     Loans held for sale ....................           --               --               --
     Commercial, financial and agricultural .            (22)              (8)              (4)
     Real estate ............................             (2)              (6)              (1)
     Consumer ...............................             (7)              (9)              (7)
     Lease financing ........................             (2)              (1)            --
                                                ------------     ------------     ------------
          Total .............................            (33)             (24)             (12)
                                                ------------     ------------     ------------
Recoveries:
     Loans held for sale ....................           --               --               --
     Commercial, financial and agricultural .              5                3                2
     Real estate ............................              7                3                1
     Consumer ...............................              2                3                2
     Lease financing ........................           --               --               --
                                                ------------     ------------     ------------
          Total .............................             14                9                5
                                                ------------     ------------     ------------
Net loan and lease charge-offs ..............            (19)             (15)              (7)
                                                ------------     ------------     ------------
Balance at end of the period ................   $        199     $        206     $        100
                                                ============     ============     ============

*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases ...............            .23%             .21%             .15%

ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $13,077 million for the first nine months of 1999 increased 59.4% over the $8,205 million for the first nine months of 1998, with average demand deposits increasing 49.1%. Average money market and super NOW deposits, time deposits under $100,000, and time deposits over $100,000 for the first nine months of 1999 increased 68.9%, 63.4% and 102.0% respectively, from the first nine months of 1998. Average savings and NOW deposits increased 36.5% during the first nine months of 1999, compared with the same period one year earlier.

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

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity on September 30, 1999 was $1,469 million, an increase of 6.0% over the $1,385 million on December 31, 1998, and an increase of 8.5% over the $1,354 million on September 30, 1998. The ratio of average equity to average assets for the first nine months of 1999 was 7.83% as compared to 9.83% for the same period in 1998. On September 30, 1999, the Company's Tier I risk-based capital ratio was 8.34%, as compared to 8.34% on December 31, 1998 and 12.75% on September 30, 1998. On September 30, 1999 the Company's total risk-based capital ratio was 11.17%, as compared to 11.38% on December 31, 1998 and 15.88% on September 30, 1998. The Company's leverage ratio on September 30, 1999 was 6.03%, as compared to 5.86% on December 31, 1998 and 8.35% on September 30, 1998.

Dividends declared per common share for the third quarter of 1999 of $.29 were the same as the second quarter of 1999 and increased 107.1%, as compared to $.14 for the third quarter of 1998. The common cash dividend payout of net income for the first nine months of 1999 was 40.38%, as compared to 28.73% for the first nine months of 1998.

During the first nine months of 1999, the Company repurchased and retired 83,332 shares of its common stock at a cost of $4.8 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

MERGERS AND ACQUISITIONS

On April 27, 1999, the Company announced a definitive agreement to merge with Regency Bancorp of Fresno, California in exchange for common shares of Zions. Regency Bancorp's banking subsidiary, Regency Bank, will then merge into Zions' subsidiary, California Bank & Trust. As of June 30, 1999, Regency Bancorp had total assets of approximately $230 million. The merger will be accounted for as a purchase and closed on October 6, 1999.

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