Form 10-Q/A
period 1999-03-31
ZIONS BANCORPORATION /UT/
filed 2000-02-16
CIK 109380

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




                                           ZIONS BANCORPORATION


                                           /s/Harris H. Simmons
                                           --------------------
                                           Harris H. Simmons, President and
                                           Chief Executive Officer

                                           /s/Dale M. Gibbons
                                           ------------------
                                           Dale M. Gibbons, Executive Vice
                                           President and Chief Financial Officer
Dated February 16, 2000