Form 10-K
period 1999-12-31
ZIONS BANCORPORATION /UT/
filed 2000-03-30
CIK 109380

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

Aggregate Market Value of Common Stock Held by Nonaffiliates at
  February 11, 2000 ..............................................$4,167,689,000

Number of Common Shares Outstanding at
  February 11, 2000............................................85,619,013 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS (SEE PART III, ITEMS 10, 11, 12 AND 13).

                              ZIONS BANCORPORATION

                       ANNUAL REPORT FOR 1999 ON FORM 10-K

                                TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                  ----
PART I

Item 1. Business                                                                                    1
Item 2. Properties                                                                                  6
Item 3. Legal Proceedings                                                                           6
Item 4. Submission of Matters to a Vote of Security Holders (in fourth quarter 1999)                6
Executive Officers of the Registrant                                                                7

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                       8
Item 6. Selected Consolidated Financial Data                                                        9
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations      10
Item 8. Financial Statements and Supplementary Data                                                35
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       79

PART III

Item 10. Directors and Executive Officers of the Registrant                                        79
Item 11. Executive Compensation                                                                    79
Item 12. Security Ownership of Certain Beneficial Owners and Management                            79
Item 13. Certain Relationships and Related Transactions                                            79

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          79

Signatures                                                                                         83

PART I

ITEM 1. BUSINESS

MERGER WITH FIRST SECURITY CORPORATION

On June 6, 1999 the Company entered into a definitive Agreement and Plan of Merger (the "Agreement") with First Security Corporation (FSCO). Under the terms of the Agreement, subject to approval by the shareholders of both companies and certain other conditions, the Company and FSCO will combine, with the combined company retaining the FSCO name. If the merger occurs, the combined company will be the second largest bank holding company headquartered in the western United States, with assets of approximately $40 billion. Under the terms of the Agreement, each outstanding share of the Company's common stock will be converted into one share of common stock of the combined company, and each share of FSCO common stock will be reclassified and converted into 0.442 of a share of common stock of the combined company.

The shareholder meetings to vote on the merger originally scheduled for December 28, 1999, but delayed in order for the Company to restate certain aspects of its historical financial statements as described under "Restatements", were rescheduled for March 22, 2000 for FSCO shareholders and March 31, 2000 for the Company. The Company rescheduled its meeting from March 22, 2000 to March 31, 2000 to allow for the dissemination of certain pertinent information to its shareholders. This information included notification that the Company's independent financial advisor in the transaction, Goldman, Sachs & Co., had reevaluated its fairness opinion on the merger. As a result of its review of changes in relevant information it had evaluated in forming its earlier opinion, Goldman, Sachs issued an updated letter to the Company's board of directors advising them that Goldman, Sachs could no longer conclude that, from a financial point of view, the exchange ratio is fair to Zions shareholders.

If the merger is not consummated, the Company will incur material expenses related to disengagement of the merger and related systems integration work completed in contemplation of the combination. The Company also owns 9,457,605 shares of First Security common stock which are classified by the Company as available for sale. Due to recent declines in trading values of FSCO common stock, the Company would expect to record material unrealized losses on the FSCO common stock as of March 31, 2000. At March 27, 2000 the unrealized pre-tax loss on FSCO common stock owned by the Company was approximately $119 million.

RESTATEMENTS

As a result of an interpretation by the Securities and Exchange Commission Staff regarding the treatment of share repurchases under Staff Accounting Bulletin 96, the Company restated the presentation of 8 of 13 business combinations, consummated during 1998 and 1997, as purchases rather than as poolings of interests.

As a result of the foregoing, the Company's 1996, 1997, and 1998 consolidated financial statements were restated from amounts previously reported and a Form 10-K/A for 1998 was filed in February 2000 reflecting the restated amounts. Financial data has also been restated as a result of the Company's acquisition of Pioneer Bancorporation in a transaction accounted for as a pooling of interests and considered significant.

DESCRIPTION OF BUSINESS

Zions Bancorporation is a multibank holding company organized under the laws of Utah in 1955, and registered under the Bank Holding Company Act of 1956, as amended. Zions Bancorporation and Subsidiaries (the Company) owns and operates six commercial banks with a total of 362 offices. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, Idaho, California, Colorado, Arizona, Nevada and Washington. On December 31, 1999 the Company had total assets of approximately $20.3 billion, loans of $12.8 billion, deposits of $14.1 billion and shareholders' equity of $1.7 billion. Active full-time equivalent employees totaled 6,833 at year-end 1999. For further information about the Company's industry segments see Business Segment Results and Note 20 of Notes to Consolidated Financial Statement.

GROWTH

During October 1999, the Company acquired Pioneer Bancorporation headquartered in Reno, Nevada, and its wholly-owned subsidiary Pioneer Citizens Bank of Nevada, in a transaction accounted for as a pooling of interests. Pioneer Citizens Bank of Nevada, with total assets of approximately $1.1 billion on September 30, 1999, was merged into Nevada State Bank. Also in October 1999, the Company completed the acquisition of Regency Bancorp headquartered in Fresno, California and its banking subsidiary Regency Bank, in a purchase transaction. On September 30, 1999 Regency Bank had total assets of approximately $230 million. Regency Bank was merged with the Company's California banking subsidiary, California Bank & Trust.

In 1998, the Company experienced unprecedented merger activity with the completion of 12 bank acquisitions in 3 states. The most significant acquisition during the year was the purchase of The Sumitomo Bank of California with total assets of approximately $4.5 billion. The Sumitomo Bank of California and First Pacific National Bank, also acquired during 1998, were merged with the Company's Grossmont Bank subsidiary which was renamed California Bank & Trust. California Bank & Trust is the sixth largest commercial banking organization in California with approximately $6 billion in total assets and 74 offices throughout the state.

The Company also significantly expanded its operations in Colorado during 1998 building on the acquisition of Aspen Bancshares in 1997. Acquisitions in Colorado during 1998 included Vectra Banking Corporation located in Denver and eight small banks which expanded the Company's operations into the Colorado Springs area, Steamboat Springs and the San Luis Valley in Southern Colorado.

Another acquisition completed during 1998 was The Commerce Bank of Washington with total assets of approximately $300 million. The Commerce Bank of Washington is based in Seattle and focuses on serving the needs of small and medium-sized businesses in the Puget Sound area.

In January 2000 the Company signed an agreement to purchase County Bank headquartered in Prescott, Arizona. County Bank has approximately $242 million in assets and approximately 150 employees in seven offices. The transaction is expected to be accounted for as a pooling of interests and is anticipated to close during the second quarter of 2000.

For further information about merger activities see Note 2 of Notes to Consolidated Financial Statements.

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

In addition to these core businesses, the Company has built specialized lines of business in capital markets and public finance. The Company is the only primary dealer in U.S. Treasury securities headquartered west of the Mississippi River. It has pioneered the online trading of government securities through its websites, which display live, executable quotes to financial institutions and money managers nationwide. During the fourth quarter of 1999, Zions announced its acquisition of approximately 5% of the common stock of Garban-Intercapital plc. Garban is one of the world's largest interdealer brokers. Zions believes that this relationship with Garban will enhance its product offerings and electronic trading capabilities. The Company's combined public finance operations constitute one of the largest municipal finance advisory firms in the country and ranked ninth in the Securities Data Corporation's listing of the nation's top 100 municipal advisors.

The Company is also a leader in U.S. Small Business Administration ("SBA") lending. Through Zions Small Business Finance division, the Company provides SBA 7(a) loans to small businesses throughout the United States. The Company's SBA 504 group works with Certified Development Companies and correspondent banks to provide the nation's largest source of secondary market financing for this loan program. The Company also owns nearly a 20 percent equity interest in the Federal Agricultural Mortgage Corporation ("Farmer Mac") and originates and sells qualified loans to Farmer Mac.

The Company is developing a reputation as one of the industry's real innovators in providing customer solutions in the new world of electronic commerce. 1999 was a pivotal year for Zions' electronic commerce subsidiary, Digital Signature Trust Co. (DST). DST completed critical infrastructure development to meet the needs of commercial enterprise and government clients that trust their e-business security initiatives to DST. Among its accomplishments, the U.S. General Services Administration awarded DST the first contract to issue digital certificates to the American public on behalf of federal agencies under the Access Certificates for Electronic Services (ACES) program; the Department of Defense selected DST to provide certificates for its vendor e-commerce program; and, the state of California approved DST to provide digital certificate services to state and local government in California. The Company has also developed an Internet presence for conducting retail banking business, including a Web-based bill payment system.

OTHER NONBANKING SUBSIDIARIES

The Company conducts various other bank-related business activities through subsidiaries of Zions First National Bank and the Parent. Zions Credit Corporation, a subsidiary of Zions First National Bank, engages in lease origination and servicing operations primarily in Utah, Nevada, and Arizona. Zions Investment Securities, Inc., also a subsidiary of the Bank, provides discount investment brokerage services on a nonadvisory basis to both commercial and consumer customers. Personal investment officers employed by this discount brokerage subsidiary provide customers with a wide range of investment products, including municipal bond, mutual funds and tax-deferred annuities. Wasatch Venture Corporation and Wasatch Venture Fund II, LLC provide early-stage capital, primarily for technology companies located in the West. Zions Life Insurance Company underwrites, as reinsurer, credit-related life and disability insurance. Zions Insurance Agency, Inc. operates an insurance brokerage business, which administers various credit-related insurance programs in the Company's subsidiaries and sells general lines of insurance. Zions Management Services Company provides administrative, data processing, and other services to other subsidiaries of the Company.

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

The Federal Reserve Board has established risk-based capital guidelines for bank holding companies. The Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve Board have also issued regulations establishing capital requirements for banks under federal law. Failure to meet capital requirements could subject the Company and its subsidiary banks to a variety of restrictions and enforcement remedies. See Note 17 of Notes to Consolidated Financial Statements for information regarding risk-based capital requirements.

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

Dividends payable by the subsidiary banks to Zions Bancorporation are subject to various legal and regulatory restrictions. These restrictions and the amount available for the payment of dividends at year-end are summarized in Note 17 of Notes to Consolidated Financial Statements.

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

EMPLOYEES

At December 31, 1999, the Company employed approximately 6,833 full- and part-time people with approximately 5,850 being employed by the banking subsidiaries. The Company had 7,099 full-time equivalent employees at December 31, 1998, compared to 4,652 at December 31, 1997. The Company believes that it enjoys good employee relations. In addition to competitive salaries and wages, Zions Bancorporation and its subsidiaries contribute to group medical plans, group insurance plans, pension, and stock ownership plans.

ITEM 2. PROPERTIES

Zions First National Bank operates 137 branches, of which 66 are owned by the Company and 71 are on leased premises. For Vectra Bank Colorado, 32 of 55 branches are owned and the remaining 23 branches are on leased premises. California Bank & Trust owns 17 of their 74 branches and leases the remaining 57 branch premises. Nevada State Bank operates 58 branches, of which 12 are owned and 46 are on leased premises. In Arizona, 17 of 37 branches are owned and the remaining 20 branches are on leased premises. In Washington, The Commerce Bank of Washington operates 1 branch on leased premises. The annual rentals under long-term leases for such banking premises are determined under various formulas and include as various factors, operating costs, maintenance and taxes. The Company's subsidiaries conducting lease financing, insurance, and discount brokerage activities operate from leased premises.

For information regarding rental payments, see Note 12 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

The Company is the defendant in various legal proceedings arising in the normal course of business. The Company does not believe the outcome of any such proceedings will have a material adverse effect on its consolidated financial position, operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions, and backgrounds of the Company's executive officers as of February 11, 2000 are set forth as follows:

                       Positions and Offices Held With                        Officer
Individual             Zions Bancorporation and Principal Subsidiaries         Since      Age
----------             -----------------------------------------------        --------    ---
Roy W. Simmons         Chairman of the Company; Member of the Board of          1961       84
                       Directors of Zions First National Bank; prior to
                       January 1998, Chairman of Zions First National
                       Bank.

Harris H. Simmons      President and Chief Executive Officer of the             1981      45
                       Company; Chairman of Zions First National Bank; prior
                       to January 1998, President and Chief Executive
                       Officer of Zions First National Bank.

A. Scott Anderson      Executive Vice President of the Company; President       1971(1)   53
                       and Chief Executive Officer of Zions First
                       National Bank; prior to January 1998, Executive
                       Vice President of Zions First National Bank.

Danne L. Buchanan      Executive Vice President of the Company; prior to        1995      42
                       March 1995, Senior Vice President and General
                       Manager of Zions Data Services Company.

Gerald J. Dent         Executive Vice President of the Company; Executive       1987      58
                       Vice President of Zions First National Bank.

Dale M. Gibbons        Executive Vice President, Chief Financial Officer        1996      39
                       and Secretary of the Company; Executive Vice
                       President and Secretary of Zions First National
                       Bank; prior to August 1996, Senior Vice President
                       of First Interstate Bancorp.

John J. Gisi           Senior Vice President of the Company; Chairman and       1994      54
                       Chief Executive Officer of National Bank of
                       Arizona.

James C.  Hawkanson    Senior Vice President of the Company; Managing           1998      56
                       Director  and Chief Executive Officer of The
                       Commerce Bank of Washington.

W. David Hemingway     Executive Vice President of the Company; Executive       1997(2)   52
                       Vice President of Zions First National Bank.

Clark B. Hinckley      Senior Vice President of the Company; prior to           1994      52
                       March 1994, President of Zions First National Bank
                       of Arizona.

George Hofmann III     Senior Vice President of the Company; President          1995      50
                       and Chief Executive Officer of Nevada State Bank;
                       prior to April 1995, Senior Vice President of
                       Zions First National Bank.

Gary S. Judd           Senior Vice President of the Company; President          1998      59
                       and Chief Executive Officer of Vectra Bank
                       Colorado.

Robert G. Sarver       Executive Vice President of the Company; Chairman        1998(3)   38
                       and Chief Executive Officer of California Bank &
                       Trust; prior to 1995, President of National Bank
                       of Arizona.

Nolan X. Bellon        Controller of the Company; prior to June 1998,           1987      51
                       Controller of Zions First National Bank.

(1)  Officer of Zions First National Bank since 1990.
(2)  Officer of Zions First National Bank since 1977.
(3)  Member of the Board of Directors since 1994.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS

Principal market where the Company's common stock is traded:

Nasdaq:  ZION

High and low quarterly stock prices:

                       1999                   1998
                 -----------------      ------------------
                  HIGH       LOW         HIGH       LOW
                 ------     ------      ------     -------
1st Quarter      $68.31     $57.00      $55.69     $39.56
2nd Quarter       75.88      54.09       54.00      48.06
3rd Quarter       64.41      49.00       57.25      38.38
4th Quarter       67.56      53.19       62.38      39.13

As of February 11, 2000, there were 6,480 common shareholders of the Company's stock.

Frequency and amount of dividends paid during the last three years:

                                 1st     2nd     3rd     4th
                                 QTR     QTR     QTR     QTR
                                ----    ----    ----    ----
1999                            $.14    $.29    $.29    None
1998                             .12     .14     .14     .14
1997                             .11     .12     .12     .12

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

                                  99/98
FOR THE YEAR (in millions)        CHANGE       1999       1998     1997         1996        1995
                                  ------      -------   -------   -------      ------      ------
Net income                         + 35%       $194.1    $143.4    $131.4      $112.8       $90.8
Operating cash earnings(1)         + 25%        243.8     194.4     138.3       115.0        93.0

PER SHARE
Net income (diluted)               + 29%       $ 2.26    $ 1.75   $  1.92     $  1.69      $ 1.42
Net income (basic)                 + 29%         2.29      1.77      1.95        1.71        1.44
Operating cash earnings
  (diluted)(1)                     + 20%         2.84      2.37      2.03        1.73        1.46
Dividends declared                 + 33%          .72       .54       .47         .43         .35
Book value(2)                      + 12%        19.39     17.39     12.50        9.00        7.83
Market price - end                              59.19     62.38     45.38       26.00       20.06
Market price - high                             75.88     62.38     46.00       26.00       20.28
Market price - low                              49.00     38.38     25.69       16.69        8.88

AT YEAR END
Assets                             + 12%      $20,281   $18,050   $10,794      $7,353      $6,302
Loans and leases                   + 14%       12,791    11,219     5,463       3,942       3,213
Loans sold being serviced(3)       + 18%        1,252     1,057     1,050         868         831
Deposits                            - 1%       14,062    14,221     7,830       5,301       4,675
Shareholders' equity               + 14%        1,660     1,453       857         569         480

PERFORMANCE RATIOS
Return on average assets                          .97%     1.00%     1.35%       1.58%       1.45%
Return on average common
 equity                                         12.42%    10.98%    19.40%      21.54%      20.52%
Efficiency ratio                                66.55%    70.10%    59.33%      56.50%      59.08%
Net interest margin                              4.31%     4.56%     4.29%       4.69%       4.67%

OPERATING CASH PERFORMANCE
  RATIOS(1)
Return on average assets                         1.27%     1.41%     1.45%       1.62%       1.49%
Return on average common
  equity                                        26.87%    26.56%    25.40%      23.36%      22.06%
Efficiency ratio                                60.33%    61.32%    57.99%      55.96%      58.40%

CAPITAL RATIOS(2)
Equity to assets                                 8.18%     8.05%     7.94%       7.73%       7.61%
Tier 1 leverage                                  6.16%     5.91%     6.92%       8.91%       6.43%
Tier 1 risk-based capital                        8.64%     8.40%    11.96%      14.36%      11.30%
Total risk-based capital                       11. 29%    11.34%    13.85%      16.71%      13.94%

SELECTED INFORMATION
Average common-equivalent shares
  (in thousands)                               85,695    81,918    68,258      66,547      63,871
Common dividend payout ratio                    29.33%    28.40%    22.10%      22.20%      22.68%
Full-time equivalent
  employees                                     6,833     7,099     4,652       3,327       3,085
Commercial Banking Offices                        362       345       241         153         141
ATM's                                             484       476       495         337         264

(1) Before amortization of goodwill and core deposit intangible assets and merger expense.

(2)     At year end

(3) Amount represents the outstanding balance of loans and receivables sold and being serviced by the Company, excluding long- term first mortgage residential real estate loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Company's financial condition and results of operations as of and for the years ended December 31, 1999, 1998, and 1997 should be read in conjunction with the consolidated financial statements of the Company and detailed information presented elsewhere herein.

PERFORMANCE SUMMARY

Zions Bancorporation reported record earnings of $194.1 million or $2.26 per share in 1999. Net income increased 35.4% over the $143.4 million earned in 1998 which was up 9.1% over the $131.4 million earned in 1997. On a diluted net income per share basis, per share earned increased 29.1% to $2.26 in 1999 compared to $1.75 in 1998. Per share earnings decreased from $1.92 to $1.75, an 8.9% decrease, from 1997 to 1998. Dividends per share were $.72 per share in 1999, an increase of 33.3% over $.54 in 1998, which were up 14.9% from $.47 in 1997. Financial results have been restated for prior periods to reflect the acquisition of Pioneer Bancorporation during 1999, which was accounted for as a pooling of interests and considered significant. During 1999 the Company also acquired Regency Bancorp in a transaction accounted for as a purchase. Results of operations for Regency are included from October 1, 1999. The acquisitions of Vectra Banking Corporation, FP Bancorp, Inc., and The Sumitomo Bank of California during 1998 were accounted for as purchases. The results of operations for Vectra Banking Corporation and FP Bancorp, Inc., were for accounting convenience, included from effective dates of acquisition, January 1, 1998 and April 1, 1998, respectively, resulting in immaterial differences to results of operations. Results of operations for Sumitomo Bank of California are included from October 1, 1998, actual date of acquisition. Therefore, results of operations can not be compared directly between periods.

Included in reported net income were after-tax merger expenses of $18.5 million or $.22 per share in 1999 and $24.1 million or $.29 per share in 1998. Excluding merger expenses, earnings for 1999 would have been $212.6 million or $2.48 per share, an increase of 26.9% and 21.6%, respectively, over $167.5 or $2.04 for 1998. Merger expenses relate to the company's acquisitions as described in Note 2 of Notes to Consolidated Financial Statements.

The return on average shareholders' equity was 12.42% and the return on average assets was 0.97% for 1999, compared with 10.98% and 1.00%, respectively, in 1998, and 19.40% and 1.35%, respectively, in 1997.

The Company is also providing its earnings performance on an operating cash basis since it believes that its cash operating performance is a better reflection of its financial position and shareholder value creation as well as its ability to support growth and return capital to shareholders than reported net income. Operating cash earnings are earnings before the amortization of goodwill and core deposit intangible assets and merger expense.

Operating cash earnings were $243.8 million or $2.84 per share for 1999, an increase of 25.4% and 19.8%, respectively, over the $194.4 or $2.37 per share for 1998, which was up 40.5% and 16.7% over the $138.3 million or $2.03 per share in 1997. The return on average shareholders' equity and the return on average assets on an operating cash basis were 26.87% and 1.27%, respectively, for 1999 compared to 26.56% and 1.41% for 1998 and 25.40% and 1.45% for 1997.

The strong performance of the Company was driven by a 54.9% growth in average loans and leases and a 37.1% growth in average total earning assets that led to a 29.8% increase in taxable-equivalent net interest income to $757.7 million in 1999. Noninterest income increased 26.8% to $266.5 million in 1998, with strong growth in service charges, trust income, underwriting and trading income. Noninterest expense, including merger expenses increased 22.4% to $681.6 million in 1999. Excluding merger expenses, noninterest expense increased 26.1% over 1998. The increase in revenue and noninterest expense is mainly attributable to the record growth of the Company during 1999 and 1998 through acquisitions and expansion. The Company's efficiency ratio, or noninterest expenses as a percentage of total taxable-equivalent net revenues, was 66.55% for 1999 compared to 70.10% for 1998 and 59.33% for 1997. The operating cash performance efficiency ratio was 60.33% for 1999 compared to 61.32% for 1998 and 57.99% for 1997.

The Company's provision for loan losses totaled $18.0 million for 1999 compared to $14.0 million for 1998. Net charge-offs were $29.0 million, or .25% of average loans and leases in 1999 compared to $15.8 million or .21% in 1998. Nonperforming assets increased to $75 million or .58% of loans and other real estate owned on December 31, 1999 from $65 million or .58% on December 31, 1998.

BUSINESS SEGMENT RESULTS

The Company manages its operations and prepares management reports with a primary focus on geographical area. Operating segments information is presented in Note 20 of Notes to Consolidated Financial Statements. The Company allocates centrally provided services to the business segments based upon estimated usage of those services. The operating segment identified as other includes the Parent, several smaller business units and inter-segment eliminations.

ZIONS FIRST NATIONAL BANK AND SUBSIDIARIES

Zions First National Bank and Subsidiaries include the Company's operations in Utah and Idaho. The Bank experienced strong internal loan growth in 1999 with loans increasing 16.4% over 1998. Net income increased 31.2% to $114.2 million compared to $87.1 million for 1998 which was down 1.5% from the $88.5 million earned in 1997. The increase in net income for 1999 compared to 1998 results mainly from a $27.2 million increase in noninterest income and a $8.0 million decrease in other noninterest expense. The increase in noninterest income for 1999 is mainly attributable to gains experienced by the Bank's venture capital subsidiary, Wasatch Venture Corporation, and increased income from investments in bank owned life insurance. The decrease in noninterest expense includes a $4.6 million decrease in amortization of mortgage servicing rights resulting from the Bank's sale of mortgage servicing rights during the first quarter of 1999. The decrease in net income for 1998 was due to a $23.0 million loan loss provision in 1998. No provision for loan losses was required in 1997.

CALIFORNIA BANK & TRUST

Results of operations for California Bank & Trust for the years presented are not directly comparable because of acquisitions accounted for as purchases during 1999 and 1998. See Note 2 of Notes to Consolidated Financial Statements for further information about the acquisitions.

California Bank & Trust reported net income of $49.4 million for 1999 compared to $16.4 million for 1998 and $3.3 million for 1997. The increases in earnings for 1999 and 1998 resulted mainly from the acquisitions consummated during those years and increased efficiencies attained during 1999. Net income for 1998 included income only for the last three months of 1998 from the acquisition of The Sumitomo Bank of California. The Bank incurred pre-tax merger charges of $9.5 million during 1999 related mainly to the acquisition of Regency Bancorp and $27.5 million during 1998 related to the Sumitomo and FP Bancorp, Inc. acquisitions.

VECTRA BANK COLORADO

In January 1998 the Company acquired Vectra Banking Corporation in a transaction accounted for as a purchase. Vectra had total assets of $703 million, loans of $413 million and deposits of $556 million. During 1998 the Company also acquired eight smaller banks in Colorado. The acquired banks, along with previously owned Colorado banking organizations, were merged during 1998 under the name of Vectra Bank Colorado, National Association. See Note 2 of Notes to Consolidated Financial Statements for further information about the acquisitions.

Net income for Vectra Bank Colorado decreased 44.0% to $2.0 million from $3.6 million in 1998 which was up 63.3% from the $2.2 million earned in 1997. Pre-tax merger expenses of $4.3 million were incurred during 1998 in connection with the acquisitions. The decreased earnings for 1999 were in part attributable to the expenses related to the conversion of acquired banks to Zions' systems. The increased earnings for 1998 resulted from the acquisition of Vectra and other banks in 1998 and strong loan growth.

NATIONAL BANK OF ARIZONA

Net income at National Bank of Arizona was up 18.1% to $26.2 million in 1999 as compared to $22.2 million in 1998 and $17.8 million for 1997. The increases for both 1999 and 1998 were driven by strong loan growth. Noninterest income for 1999 increased to $13.0 million from $9.3 for 1998, an increase of 39.8%. The increase in noninterest income for 1999 included a $2.0 million increase in service charges and other fee income, $1.0 million from a new trust operation started in Arizona during 1998, and $.7 million from increased investments in bank owned life insurance.

NEVADA STATE BANK

Net income at Nevada State Bank decreased 31.4% to $18.5 million as compared to $27.0 million in 1998 and $22.2 million for 1997. The decrease for 1999 resulted mainly from the Bank's incurring $12.6 million of pre-tax merger expense related to the acquisition of Pioneer Bancorporation. Net interest income increased 10.3% for 1999 compared to 1998 and 27.5% for 1998 compared to 1997.

THE COMMERCE BANK OF WASHINGTON

The Commerce Bank of Washington was acquired in September 1998 and accounted for as a pooling of interests. The bank operates one branch located in Seattle, Washington. Net income for 1999 was $5.7 million compared to net income of $.1 million for 1998 and $4.5 million for 1997. The increase in earnings for 1999 compared to 1998 is mainly due to $7.7 million of pre-tax merger expense incurred by the Bank in 1998.

OTHER

Other includes the parent only and other various nonbank subsidiaries. The increased net loss for 1999 compared to 1998 of $9.1 million is mainly due to increased net interest (loss) incurred by the holding company of $10.4 million related to increased borrowings for the purchase of First Security Corporation common stock and other matters.

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME, MARGIN AND INTEREST RATE SPREADS

Net interest income on a tax-equivalent basis is the difference between interest earned on assets and interest paid on liabilities, with adjustments made to present income on assets exempt from income taxes comparable to other taxable income. Changes in the mix and volume of earning assets and interest-bearing liabilities, their related yields and overall interest rates have a major impact on earnings. In 1999, taxable-equivalent net interest income provided 74.0% of the Company's net revenues, compared with 73.5% in 1998 and 71.9% in 1997.

The Company's taxable-equivalent net interest income increased by 29.8% to $757.7 million in 1999 as compared to $583.9 million in 1998 and $379.1 million in 1997. The increased level of taxable-equivalent net interest income was driven by a 37.1% and 44.9% growth in average earning assets for 1999 and 1998, respectively. The Company manages its earnings sensitivity to interest rate movements, in part, by matching the repricing characteristics of its assets and liabilities and, to a lesser extent, through the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for 1999 was $8.3 million compared to $6.9 million in 1998 and $2.5 million in 1997.

The increase in net interest income was partially offset by the continued securitization and sale of loans. Securitized loan sales convert net interest income from loans to gains on loan sales and servicing revenue reported in noninterest income. Loan sales improve the Company's liquidity, limit its exposure to credit losses, and may reduce its capital requirements.

The net interest margin, the ratio of taxable-equivalent net interest income to average earning assets, was 4.31% in 1999, 4.56% in 1998 and 4.29% in 1997. The decrease in the margin for 1999 was primarily due to continued robust loan growth financed by short-term funding sources instead of traditional core deposit growth normally experienced by the Company.

Schedule 1 analyzes the average balances, the amount of interest earned or paid, and the applicable rates for the various categories of earning assets and interest-bearing funds which represent the components of net interest income.

Schedule 2 analyzes the year-to-year changes in net interest income on a fully taxable-equivalent basis for the years shown. In the schedules, the principal amounts of nonaccrual and renegotiated loans have been included in the average loan balances used to determine the rate earned on loans. Interest income on nonaccrual loans is included in income only to the extent that cash payments have been received and not applied to principal reductions. Interest on restructured loans is generally accrued at reduced rates.

The incremental tax rate used for calculating the taxable-equivalent adjustment was 35% for all years presented.

SCHEDULE 1
DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY
AVERAGE BALANCE SHEETS, YIELDS AND RATES


                                                           1999                            1998
                                            --------------------------------   --------------------------------
(Amounts in millions)                                      AMOUNT                             Amount
                                            AVERAGE          OF       AVERAGE  Average         of        Average
                                            BALANCE      INTEREST(1)    RATE   Balance      Interest(1)    Rate
                                            --------     -----------    ----   --------     -----------    ----
ASSETS:
Money market investments                    $  1,185     $     67.2     5.67%  $  1,629     $     92.3     5.67%
Securities:
     Held to maturity                          3,277          204.6     6.24%     2,271          154.8     6.82%
     Available for sale                          741           42.4     5.72%       849           48.6     5.72%
     Trading account                             538           30.1     5.59%       430           24.0     5.58%
                                            --------     ----------            --------     ----------
         Total securities                      4,556          277.1     6.08%     3,550          227.4     6.41%
                                            --------     ----------            --------     ----------
Loans:
     Loans held for sale                         178           12.2     6.85%       202           14.3     7.08%
     Net loans and leases(2)                  11,641        1,019.0     8.75%     7,430          708.8     9.54%
                                            --------     ----------            --------     ----------
         Total loans                          11,819        1,031.2     8.72%     7,632          723.1     9.47%
                                            --------     ----------            --------     ----------
Total interest-earning assets               $ 17,560     $  1,375.5     7.83%  $ 12,811     $  1,042.8     8.14%
                                                         ----------                         ----------
Cash and due from banks                          856                                657
Allowance for loan losses                       (211)                              (132)
Goodwill and core deposit intangibles            655                                573
Other assets                                   1,052                                488
                                            --------                           --------
         Total assets                       $ 19,912                           $ 14,397
                                            ========                           ========
LIABILITIES:
Interest-bearing deposits:
     Savings and NOW deposits               $  1,812     $     44.1     2.43%  $  1,338     $     39.4     2.94%
     Money market and super NOW deposits       5,521          203.6     3.69%     3,712          134.5     3.62%
     Time deposits under $100,000              2,085           98.5     4.72%     1,651           85.7     5.19%
     Time deposits $100,000 or more            1,257           61.1     4.86%       894           49.3     5.51%
     Foreign deposits                            165            7.2     4.36%       182            8.2     4.51%
                                            --------     ----------            --------     ----------
         Total interest-bearing deposits      10,840          414.5     3.82%     7,777          317.1     4.08%
                                            --------     ----------            --------     ----------
Borrowed funds:
     Securities sold, not yet purchased          271           15.6     5.76%       202           10.0     4.95%
     Federal funds purchased and security
         repurchase agreements                 2,369          108.5     4.58%     1,908           90.5     4.74%
     Commercial paper                            194           10.8     5.57%        28            1.6     5.71%
     FHLB advances and other borrowings:
         Less than one year                      545           28.5     5.23%        63            4.0     6.35%
         Over one year                            76            4.8     6.32%       114            6.6     5.79%
     Long-term debt                              453           35.1     7.75%       347           29.1     8.39%
                                            --------     ----------            --------     ----------
         Total borrowed funds                  3,908          203.3     5.20%     2,662          141.8     5.33%
                                            --------     ----------            --------     ----------
Total interest-bearing liabilities          $ 14,748     $    617.8     4.19%  $ 10,439     $    458.9     4.40%
                                                         ----------                         ----------
Noninterest-bearing deposits                   3,249                              2,448
Other liabilities                                316                                196
                                            --------                           --------
Total liabilities                             18,313                             13,083
Minority interest                                 37                                  9
Total shareholders' equity                     1,562                              1,305
                                            --------                           --------
Total liabilities and shareholders' equity  $ 19,912                           $ 14,397
                                            ========                           ========
Spread on average interest-bearing funds                                3.64%                             3.74%
                                                                        ====                              ====
Net interest income and net yield
  on interest-earning assets                             $    757.7     4.31%               $    583.9    4.56%
                                                         ==========     ====                ==========    ====

-----------------
(1)  Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

                1997                            1996                            1995
 --------------------------------- ------------------------------  ------------------------------
                Amount                          Amount                          Amount
 Average          of       Average Average        of      Average  Average        of      Average
 Balance      Interest(1)   Rate   Balance    Interest(1)   Rate   Balance    Interest(1)   Rate
 -------      -----------  ------- -------    ----------- -------  -------    ----------- -------

 $ 1,558        $  88.3     5.67%  $   946      $  52.9     5.59%  $   964      $  57.2     5.93%

   1,790          126.5     7.07%    1,314         93.9     7.15%    1,195         85.6     7.16%
     671           46.0     6.86%      566         38.7     6.84%      450         32.3     7.18%
     276           16.2     5.87%      156          9.2     5.90%      147          9.2     6.26%
 -------        -------            -------      -------            -------      -------
   2,737          188.7     6.89%    2,036        141.8     6.96%    1,792        127.1     7.09%
 -------        -------            -------      -------            -------      -------

     163           11.9     7.30%      151         11.5     7.62%      116          9.3     8.02%
   4,384          437.6     9.98%    3,409        340.5     9.99%    2,850        294.4    10.33%
 -------        -------            -------      -------            -------      -------
   4,547          449.5     9.89%    3,560        352.0     9.89%    2,966        303.7    10.24%
 -------        -------            -------      -------            -------      -------
 $ 8,842        $ 726.5     8.22%  $ 6,542      $ 546.7     8.36%  $ 5,722      $ 488.0     8.53%
 -------        -------                         -------                         -------
     471                               368                             361
     (81)                              (75)                            (73)
     132                                31                              21
     341                               257                             235
 -------                           -------                         -------
  $9,705                            $7,123                          $6,266
 =======                           =======                         =======


$    860        $  24.6     2.86%  $   730      $  21.7     2.97%  $   825      $  24.6     2.98%
   2,532          100.5     3.97%    2,017         78.9     3.91%    1,587         66.3     4.18%
     866           44.9     5.18%      713         37.2     5.22%      671         34.9     5.20%
     310           18.0     5.81%      223         12.8     5.74%      204         11.8     5.78%
     142            6.4     4.51%      121          5.4     4.46%      139          7.2     5.18%
 -------        -------            -------      -------            -------      -------
   4,710          194.4     4.13%    3,804        156.0     4.10%    3,426        144.8     4.23%
 -------        -------            -------      -------            -------      -------

      92            5.3     5.76%       77          4.5     5.84%       90          5.6     6.22%

   2,206          114.7     5.20%    1,358         67.9     5.00%    1,061         57.8     5.45%
      --             --                 --           --                 --           --

      34            2.4     7.06%       18          1.3     7.22%       20          1.6     8.00%
     136            8.2     6.03%       79          4.8     6.08%       94          6.1     6.49%
     253           22.4     8.85%       58          5.2     8.97%       58          5.1     8.79%
 -------        -------            -------      -------            -------      -------
   2,721          153.0     5.62%    1,590         83.7     5.26%    1,323         76.2     5.76%
 -------        -------            -------      -------            -------      -------
 $ 7,431        $ 347.4     4.68%  $ 5,394      $ 239.7     4.44%  $ 4,749      $ 221.0     4.65%
                -------                         -------                         -------
   1,439                             1,098                             967
     158                               107                             108
 -------                           -------                         -------
   9,028                             6,599                           5,824
      --                                --                              --
     677                               524                             442
 -------                           -------                         -------
  $9,705                           $ 7,123                         $ 6,266
 =======                           =======                         =======
                            3.54%                           3.92%                           3.88%
                            ====                            ====                            ====
                $ 379.1     4.29%               $ 307.0     4.69%               $ 267.0     4.67%
                =======     ====                =======     ====                =======     ====

SCHEDULE 2
ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE



                                                1999 OVER 1998                 1998 over 1997
                                          CHANGES DUE TO                 Changes due to
                                        -------------------    TOTAL   -------------------    Total
(Amounts in Millions)                    VOLUME     RATE(1)   CHANGES   Volume     Rate(1)  Changes
                                         -------    -------   -------  --------    -------  --------
INTEREST-EARNING ASSETS:
Money market investments                 $ (25.3)   $   0.2   $ (25.1) $    4.1    $  (0.1) $    4.0

Securities:
   Held to maturity                         62.9      (13.1)     49.8      32.7       (4.4)     28.3
   Available for sale                       (6.1)      (0.1)     (6.2)     10.1       (7.5)      2.6
   Trading account                           6.1          -       6.1       8.6       (0.8)      7.8
                                         -------    -------   -------  --------    -------  --------
     Total securities                       62.9      (13.2)     49.7      51.4      (12.7)     38.7
                                         -------    -------   -------  --------    -------  --------


Loans:
   Loans held for sale                      (1.6)      (0.5)     (2.1)      2.7       (0.3)      2.4
   Net loans and leases(2)                 368.9      (58.7)    310.2     290.6      (19.4)    271.2
                                         -------    -------   -------  --------    -------  --------
     Total loans                           367.3      (59.2)    308.1     293.3      (19.7)    273.6
                                         -------    -------   -------  --------    -------  --------
Total interest-earning assets            $ 404.9    $ (72.2)  $ 332.7  $  348.8    $ (32.5) $  316.3
                                         =======    =======   =======  ========    =======  ========

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
   Savings and NOW deposits              $  11.5    $  (6.8)  $   4.7  $   14.1    $   0.7  $   14.8
   Money market and super NOW deposits      66.6        2.5      69.1      42.8       (8.8)     34.0
   Time deposits under $100,000             20.6       (7.8)     12.8      40.8        -        40.8
   Time deposits $100,000 or more           17.7       (5.9)     11.8      32.1       (0.8)     31.3
   Foreign deposits                         (0.7)      (0.3)     (1.0)      1.7        0.1       1.8
                                         -------    -------   -------  --------    -------  --------
     Total interest-bearing deposits       115.7      (18.3)     97.4     131.5       (8.8)    122.7
                                         -------    -------   -------  --------    -------  --------
Borrowed funds:
   Securities sold, not yet purchased        3.8        1.8       5.6       5.5       (0.8)      4.7
   Federal funds purchased and
     security repurchase agreements         21.1       (3.1)     18.0     (14.1)     (10.1)    (24.2)
   Commercial paper                          9.3       (0.1)      9.2       1.6        -         1.6
   FHLB advances and other borrowings:
     Less than one year                     25.2       (0.7)     24.5       1.8       (0.2)      1.6
     Over one year                          (2.2)       0.4      (1.8)     (1.3)      (0.3)     (1.6)
   Long-term debt                            8.1       (2.1)      6.0       7.9       (1.2)      6.7
                                         -------    -------   -------  --------    -------  --------
     Total borrowed funds                   65.3       (3.8)     61.5       1.4      (12.6)    (11.2)
                                         -------    -------   -------  --------    -------  --------
Total interest-bearing liabilities       $ 181.0    $ (22.1)  $ 158.9  $  132.9    $ (21.4) $  111.5
                                         -------    -------   -------  --------    -------  --------
Change in net interest income             $223.9     $(50.1)   $173.8    $215.9     $(11.1)   $204.8
                                         =======    =======   =======  ========    =======  ========

PROVISION FOR LOAN LOSSES

The provision for loan losses reflects management's judgment of the expense to be recognized in order to maintain an adequate allowance for loan losses. See the discussion on allowance for loan losses under Risk Elements. The provision for loan losses was $18.0 million in 1999 compared to $14.0 million in 1998 and $5.9 million in 1997. The provision was .15% of average loans for 1999, .18% in 1998 and .13% for 1997.

NONINTEREST INCOME

Noninterest income comprised 26.0% of net revenue in 1999 compared to 26.5% in 1998 and 28.1% in 1997. Noninterest income was $266.5 million in 1999, an increase of 26.8% over $210.2 million in 1998, which was up 41.7% over $148.3 million in 1997. Noninterest income for 1998 included $5.3 million from Sumitomo since the acquisition date. Without Sumitomo, noninterest income increased 38.2% from 1997. Schedule 3 shows the major components of noninterest income.

SCHEDULE 3
NONINTEREST INCOME

                                       PERCENT          Percent           Percent          Percent
(Amounts in millions)          1999    CHANGE   1998    Change    1997    Change    1996   Change      1995
                              ------   ------- ------   -------  ------   -------  ------  -------    -----
Service charges on deposit
   accounts                   $ 76.8    25.7%  $ 61.1     36.7%  $ 44.7    25.6%   $ 35.6    16.7%    $30.5
Other service charges,
   commissions and fees         66.1    16.0     57.0     39.4     40.9    32.8      30.8    14.5      26.9
Trust income                    15.8    43.6     11.0     35.8      8.1    37.3       5.9    20.4       4.9
Investment securities gains
  (losses), net                 (3.0) (173.2)     4.1    355.6      0.9   800.0       0.1       -       0.1
Underwriting and trading
  income (loss)                 11.5    25.0      9.2     61.4      5.7   111.1       2.7   325.0      (1.2)
Loan sales and servicing
   income                       40.5   (19.6)    50.4     30.2     38.7    10.3      35.1    44.4      24.3
Other income                    58.8   237.9     17.4     87.1      9.3    27.4       7.3   (14.1)      8.5
                              ------           ------            ------            ------             -----
Total                         $266.5    26.8%  $210. 2    41.7%  $148.3    26.2%   $117.5    25.0%    $94.0
                              ======           ======            ======            ======             =====

The 25.7% and 36.7% increases in deposit service charges for 1999 and 1998 reflect the continued increase of the Company's average deposit base through acquisitions and internal growth, as well as price adjustments. Other service charges, commissions and fees, which include investment brokerage and fiscal agent fees, electronic delivery system fees, insurance commissions, merchant fee income and other miscellaneous fees were $66.1 million in 1999, an increase of 16.0% over 1998 which was 39.4% above 1997. Loan sales and servicing income decreased 19.6% in 1999 to $40.5 million over $50.4 million in 1998 which was 30.2% above 1997. The decrease in loan sales and servicing income for 1999 was mainly the result of a Company decision to decrease its mortgage origination and servicing activities resulting in decreased loan servicing income and gains on sales as well as decreased expense. Underwriting and trading income increased 25.0% to $11.5 million in 1999 from $9.2 million in 1998, and $5.7 million in 1997. During 1998, the Company commenced the providing of online executable government bond sales over Bloomberg and the Internet and the underwriting of municipal revenue bonds which resulted in increased revenues for 1999 and 1998.

Trust income increased to $15.8 million in 1999, up 43.6% from 1998, which was up 35.8% from 1997. Other income, which includes certain fees, income from investments in bank-owned life insurance, income from Wasatch Venture Corporation's venture funding operations, income from unconsolidated subsidiaries and associated companies, net gains on sales of fixed assets and other assets, and other items was $58.8 million in 1999 an increase of 237.9% from 1998. The increase for 1999 was mainly due to increased income from operations of Wasatch Venture Corporation and income from bank-owned life insurance policies.

Included in other noninterest income for 1999 is $42.6 million of net gains from securities held by the Company's venture capital subsidiary, Wasatch Venture Corporation. Consolidated net income for 1999 includes approximately $22.9 from Wasatch Venture Corporation's operations for the year. During 1999 the Company also recognized impairment and other losses related to SBA interest only strips of $8.3 million, which decreased other noninterest income.

NONINTEREST EXPENSE

The Company's noninterest expense was $681.6 million in 1999, an increase of 22.4% over $556.7 million in 1998, which was up 77.9% over the $312.9 million in 1997. Included in 1999 and 1998 expense was $27.7 million and $38.1 million, respectively, in merger expenses related to the Company's acquisitions. Schedule 4 shows the major components of noninterest expense.

SCHEDULE 4
NONINTEREST EXPENSE

                                    PERCENT           Percent           Percent           Percent
(Amounts in millions)       1999    CHANGE    1998    Change    1997    Change    1996    Change    1995
                           ------   -------  ------   -------  ------   -------  ------   -------  ------
Salaries and benefits      $346.7    32.6%   $261.5    58.6%   $164.9    25.9%   $131.0    13.7%   $115.2
Occupancy, net               49.4     47.9     33.4     85.6     18.0     33.3     13.5      9.8     12.3
Furniture and equipment      45.4     18.5     38.3     56.3     24.5     41.6     17.3     20.1     14.4
Other real estate expense   (0.1)  (114.3)      0.7    133.3      0.3    250.0    (0.2)  (300.0)      0.1
Legal and professional
    services                 16.2    (0.6)     16.3    101.2      8.1     50.0      5.4     10.2      4.9
Supplies                     11.2    (5.9)     11.9     41.7      8.4     23.5      6.8     19.3      5.7
Postage                      11.7      6.4     11.0     50.7      7.3     23.7      5.9      5.4      5.6
Advertising                  18.5     46.8     12.6     70.3      7.4     27.6      5.8      1.8      5.7
FDIC premiums                 2.2     46.7      1.5    114.3      0.7        -        -        -      4.7

Merger expense               27.7   (27.3)     38.1  4,662.5      0.8        -        -        -        -
Amortization of goodwill &
    core deposit
    intangibles              36.0     13.6     31.7    346.5      7.1    208.7      2.3    (8.0)      2.5
Amortization of
    mortgage servicing
    assets                    0.9   (83.6)      5.5    161.9      2.1     61.5      1.3      8.3      1.2
Other expenses              115.8     22.9     94.2     48.8     63.3     24.9     50.7     23.7     41.0
                           ------            ------            ------            ------            ------
Total                      $681.6    22.4%   $556.7    77.9%   $312.9    30.5%   $239.8    12.4%   $213.3
                           ======            ======            ======            ======            ======

In 1999 and 1998, salaries and employee benefits increased primarily as a result of increased staffing from acquisitions and the opening of new offices, as well as general salary increases and bonuses which are based on increased profitability. The occupancy, furniture and equipment expense increase resulted primarily from the addition of office facilities, installation of personal computers and local area networks and expenses related to technology initiatives. The increase in all other expenses resulted primarily from increases related to acquisitions and expansion and increased expenditures in selected areas to enhance revenue growth. Also expenses for 1998 only include operations of The Sumitomo Bank of California for the last quarter of the year since the bank was acquired in a purchase transaction on October 1, 1998.

On December 31, 1999, the Company had 6,833 full-time equivalent employees and 362 offices compared to 7,099 employees and 345 offices at year-end 1998. On December 31, 1997, the Company had 4,652 full-time equivalent employees and 241 offices. The reduction in FTE was mainly the result of a hiring freeze put in place related to the pending merger with First Security Corporation and a reduced FTE related to a reduction in mortgage servicing and origination activities.

The Company's operating cash "efficiency ratio," or noninterest expenses, excluding amortization of goodwill and core deposit intangibles and merger expenses, as a percentage of total taxable-equivalent net revenues, decreased to 60.3% in 1999 compared to 61.3% in 1998 and 58.0% in 1997.

INCOME TAXES

The Company's income tax expense for 1999 was $109.5 million compared to $69.6 million in 1998 and $67.7 million in 1997. The Company's effective income tax rate was 35.5% in 1999, 32.6% in 1998 and 34.0% in 1997. The lower effective tax rate for 1998 resulted primarily from decisions regarding a corporate reorganization in 1998. The increased rate for 1999 is mainly due to a higher percentage of the Company's income being generated in states with higher tax rates and increased nondeductible goodwill amortization.

BALANCE SHEET ANALYSIS

EARNING ASSETS

Earning assets consist of money market investments, securities and loans. A comparative average balance sheet report, including earning assets, is presented in Schedule 1.

Average earning assets increased 37.1% to $17,560 million in 1999 compared to $12,811 million in 1998. Earning assets comprised 88.2% of total average assets in 1999 compared with 89.0% in 1998.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements decreased 27.3% to $1,185 million in 1999 compared to $1,629 million in 1998.

Average securities increased 28.4% to $4,556 million in 1999, compared to $3,549 million in 1998. Average held to maturity securities increased 44.3% to $3,277 million, available for sale securities decreased 12.8% to $741 million and trading account securities increased 25.2% to $538 million.

Average net loans and leases increased 54.9% to $11,819 million in 1999 compared to $7,632 million in 1998, representing 67.3% of earning assets in 1999 compared to 59.6% in 1998. Average net loans and leases were 83.9% of average total deposits in 1998, as compared to 74.6% in 1998.

INVESTMENT SECURITIES PORTFOLIO

Schedule 5 presents the Company's year-end investment securities on December 31, 1999, 1998, and 1997. Schedule 6 presents the Company's maturities and average yields on securities on December 31, 1999. See Note 3 of Notes to Consolidated Financial Statements for additional information about securities.

SCHEDULE 5
INVESTMENT SECURITIES PORTFOLIO


                                                           December 31,
                                    ---------------------------------------------------------
                                           1999              1998                 1997
                                    -----------------  ------------------  ------------------
                                    AMORTIZED  MARKET  AMORTIZED   MARKET  AMORTIZED   MARKET
(Amounts in millions)                  COST    VALUE      COST     VALUE      COST     VALUE
                                    ---------  ------  ---------   ------  ---------   ------
HELD TO MATURITY:
U.S. Treasury securities             $    1    $    1    $   63    $   63    $    8    $    8
U.S. government agencies
  and corporations:
   Small Business Administration
      loan-backed securities            440       445       358       356       441       449
   Other agency securities            1,270     1,233       940       944     1,422     1,427
States and political subdivisions       314       309       331       340       258       264
Mortgage-backed securities            1,305     1,303     1,159     1,166        82        84
                                     ------    ------    ------    ------    ------    ------
                                      3,330     3,291     2,851     2,869     2,211     2,232
                                     ------    ------    ------    ------    ------    ------
AVAILABLE FOR SALE:
U.S. Treasury securities                 93        93        98       100       154       156
U.S. government agencies
  and corporations:
   Small Business Administration
      originator fees
      certificates                       --        --        85        68        75        72
   Other agency securities               51        50       277       278       214       215
States and political subdivisions       102        97        67        68        48        50
Mortgage- and other asset-backed
  securities                            147       143       179       180        28        28
                                     ------    ------    ------    ------    ------    ------
                                        393       383       706       694       519       521
                                     ------    ------    ------    ------    ------    ------
Equity securities:
   Mutual funds:
      Accessor Funds, Inc.              141       139       117       118       110       111
   Stock:
      Federal Home Loan Bank             --        --       100       101        91        91
      Other                             242       257        37        41        29        33
                                     ------    ------    ------    ------    ------    ------
                                        383       396       254       260       230       235
                                     ------    ------    ------    ------    ------    ------
                                        776       779       960       954       749       756
                                     ------    ------    ------    ------    ------    ------
Total                                $4,106    $4,070    $3,811    $3,823    $2,960    $2,988
                                     ======    ======    ======    ======    ======    ======

SCHEDULE 6
MATURITIES AND AVERAGE YIELDS ON SECURITIES
ON DECEMBER 31, 1999


                                                                      After one            After five
                                     Total             Within         but within           but within       After
                                  Securities          one year        five years           ten years       ten years
                             -------------------  ---------------  ------------------  ----------------  --------------
(Amounts in Millions)         Amount      Yield*  Amount   Yield*  Amount      Yield*  Amount    Yield*  Amount  Yield*
                              ------      ------  ------   ------  ------      ------  -------   ------  ------  ------
HELD TO MATURITY:
U.S. Treasury securities      $    1       6.3%     --             $    1       6.2%   $ --              $ --
U.S. government agencies
  and corporations:
  Small Business
    Administration loan-
      backed securities          440       6.7%     54       6.0%     155       6.2%     78       7.0%    153      7.3%
  Other agency securities      1,270       6.3%    100       6.3%   1,107       6.2%     32       6.8%     31      6.6%
States and political
    Subdivisions                 314       8.4%     56       8.7%     125       8.3%     73       8.5%     60      8.3%
Mortgage-backed securities     1,305       6.3%    348       6.9%     602       6.0%    239       6.3%    116      6.2%
                              ------              ----             ------              ----              ----
                               3,330       6.5%    558       6.9%   1,990       6.3%    422       6.9%    360      7.1%
                              ------              ----             ------              ----              ----
AVAILABLE FOR SALE:
U.S. Treasury securities          93       5.4%     66       5.3%      26       5.5%     --                 1      8.4%
U.S. government agencies
  And corporations:
    Small Business
      Administration
        originator fees
        certificates              --                --                 --                --                --
  Other  agency securities        51       6.3%      7       6.1%      44       6.3%     --                --
States and political
  subdivisions                   102       7.9%      9       7.9%      27       7.8%     27       7.6%     39      8.3%
Mortgage- and other asset-
  backed securities              147       6.0%     35       5.5%      49       6.2%     48       6.1%     15      6.7%
                              ------              ----             ------              ----              ----
                                 393       6.4%    117       5.6%     146       6.4%     75       6.6%     55      7.9%
                              ------              ----             ------              ----              ----
Equity securities:
  Mutual funds:
    Accessor Funds, Inc.         141       4.1%     --                 --                --               141      4.1%
Stock:
  Other                          242       2.3%     --                 --                --               242      2.3%
                              ------              ----             ------              ----              ----
                                 383       3.0%     --                 --                --               383      3.0%
                              ------              ----             ------              ----              ----
                                 776       4.7%    117       5.6%     146       6.4%     75       6.6%    438      3.6%
                              ------              ----             ------              ----              ----
Total                         $4,106       6.2%   $675       6.6%  $2,136       6.3%   $497       6.8%   $798      5.1%
                              ======              ====             ======              ====              ====

*Taxable-equivalent rates used where applicable.

LOAN PORTFOLIO

During 1999, the Company consummated securitized loan sales of automobile loans, credit card receivables, home equity credit lines, Small Business Administration and Federal Agricultural Mortgage Corporation ("Farmer Mac") loans totaling $982 million. The Company also sold $879 million of long-term residential mortgage loans, SBA loans, Farmer Mac loans and student loans classified as held for sale. After these sales, loans and leases on December 31, 1999 totaled $12,853 million, an increase of 14.0% compared to $11,270. million on December 31, 1998.

Schedule 7 sets forth the amount of loans outstanding by type on December 31 for the years indicated and the maturity distribution and sensitivity to changes in interest rates of the portfolio on December 31, 1999.

SCHEDULE 7
LOAN PORTFOLIO BY TYPE

                                               December 31, 1999
                                    -------------------------------------
                                             One Year
                                      One    Through    Over                          December 31,
                                      Year    Five      Five                 -------------------------------------
(Amounts in millions)               or Less   Years     Years      TOTAL       1998      1997      1996      1995
                                    ------    ------    ------    -------    -------    ------    ------    ------
Loans held for sale                 $  149    $   --    $   56    $   205    $   232    $  179    $  150    $  126

Commercial, financial and            1,786       804       446      3,036      2,844     1,406       949       837
agricultural

Real estate:
    Construction                     1,252       450        20      1,722        960       576       387       324
    Other:
       Home equity credit line          79        53       100        232        232       165       188       105
       1-4 family residential          224       197     2,082      2,503      2,207       742       560       442
       Other real estate-secured       734     1,041     2,393      4,168      3,894     1,678     1,213       878
                                    ------    ------    ------    -------    -------    ------    ------    ------
                                     2,289     1,741     4,595      8,625      7,293     3,161     2,348     1,749
                                    ------    ------    ------    -------    -------    ------    ------    ------
Consumer:
    Bankcard                            32        75        --        107         99        73        47        62
    Other                              125       259       106        490        472       417       286       307
                                    ------    ------    ------    -------    -------    ------    ------    ------
                                       157       334       106        597        571       490       333       369
                                    ------    ------    ------    -------    -------    ------    ------    ------

Lease financing                         28       176        71        275        214       176       160       133

Foreign loans                           25         9        19         53         44        --        --        --

Other receivables                       53         2         7         62         72        95        41        31
                                    ------    ------    ------    -------    -------    ------    ------    ------
       Total loans                  $4,487    $3,066    $5,300    $12,853    $11,270    $5,507    $3,981    $3,245
                                    ======    ======    ======    =======    =======    ======    ======    ======

Loans maturing in more than one year:
    With fixed interest rates                 $1,416    $3,089    $ 4,505
    With variable interest rates               1,650     2,211      3,861
                                              ------    ------    -------
       Total                                  $3,066    $5,300    $ 8,366
                                              ======    ======    =======

SOLD LOANS BEING SERVICED

On December 31, 1999, long-term first mortgage real estate loans serviced for others amounted to $237 million compared to $1,995 million on December 31, 1998, and $1,897 million on December 31, 1997. During 1999 the Company merged Zions Mortgage Company, its wholly-owned mortgage company into Zions First National Bank, sold most of its mortgage servicing and outsourced servicing retained on long-term first mortgage real estate loans.

Consumer and other loan securitizations serviced, which relate primarily to loans sold under revolving securitization structures, totaled $1,252 million on December 31, 1999, $1,040 million on December 31, 1998, and $1,050 million on December 31, 1997.

The Company's activity in its sold loans being serviced portfolio (excluding long-term first mortgage real estate loans) is summarized as follows:

SCHEDULE 8
SOLD LOANS BEING SERVICED

                                       1999                1998                   1997
                              -------------------  -------------------    -------------------
                                      OUTSTANDING          Outstanding            Outstanding
(Amounts in millions)         SALES   AT YEAR END  Sales   at year end    Sales   at year end
                              -----   -----------  -----   -----------    -----   -----------
Auto loans                    $195      $  326      $198      $  345      $201      $  389
Home equity credit lines       255         274       261         261       342         327
Bankcard receivables           194          67       282         134       232          79
Home refinance loans            --          10        --          23        --          45
SBA 504 loans                  212         275        --         100       115         131
SBA 7(a) loans                  15          67        33          73        38          56
Farmer Mac                     111         233       110         104        23          23
                              ----      ------      ----      ------      ----      ------
     Total                    $982      $1,252      $884      $1,040      $951      $1,050
                              ====      ======      ====      ======      ====      ======

DEPOSITS AND BORROWED FUNDS

As derived from Schedule 1, total average deposits increased 37.8% to $14,088 million in 1999 from $10,225 million in 1998. Average noninterest-bearing deposits increased 32.7%, average savings and NOW deposits increased 35.4%, average money market and super NOW deposits increased 48.7%, and average time deposits under $100,000 increased 26.3%. Average time deposits over $100,000 increased 40.5% over 1998 average balances and average foreign deposits decreased 9.4% for 1999, as compared with 1998.

Total deposits decreased 1.1% to $14,062 million on December 31, 1999 as compared to $14,221 million on December 31, 1998. Comparing December 31, 1999 to December 31, 1998, demand deposits decreased 3.5%, savings and money market deposits increased 17.1%, time deposits under $100,000 decreased 24.7%, while time deposits over $100,000 decreased 34.1% and foreign deposits increased 2.7%.

See Notes 9, 10 and 11 of Notes to Consolidated Financial Statements and the discussion under Liquidity Risk Management for information on borrowed funds.

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

Total shareholders' equity on December 31, 1999 was $1,660 million, an increase of 14.3% over the $1,453 million on December 31, 1998. The ratio of average equity to average assets for the year 1999 was 7.85%, compared to 9.06% for 1998.

During 1999, 1998 and 1997, the Company repurchased and retired 115,769, 591,009 and 3,649,018 shares of its common stock at a cost of $6.7 million, $25.7 million and $121.4 million, respectively.

On December 31, 1999, the Company's Tier 1 leverage ratio was 6.16%, as compared to 5.91% on December 31, 1998. On December 31, 1999, the Company's Tier 1 risk-based capital ratio was 8.64%, as compared to 8.40% on December 31, 1998. On December 31, 1999 the Company's total risk-based capital ratio was 11.29%, as compared to 11.34% on December 31, 1998. Regulatory minimum capital adequacy ratios for Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital are 3%, 4% and 8%, respectively. Ratios to be considered well capitalized are 5%, 6% and 10%, respectively. See Note 17 of Notes to Consolidated Financial Statements for additional information on risk-based capital.

DIVIDENDS

Dividends per share were $.72 in 1999, an increase of 33.3% over $.54 in 1998, which were up 14.9% over $.47 in 1997. The Company's quarterly dividend rate was $.11 for the first quarter of 1997, increasing to $.12 per share for the second, third and fourth quarters of 1997 and the first quarter of 1998, increasing to $.14 per share for the second, third and fourth quarters of 1998 and the first quarter of 1999. The dividend rate for the second and third quarters of 1999 was $.29 and no dividend was declared during the fourth quarter of 1999.

FOREIGN OPERATIONS

Zions First National Bank opened a foreign office located in Grand Cayman, Grand Cayman Islands, B.W.I. in 1980. The office accepts Eurodollar deposits from qualified customers of the Bank and places deposits with foreign banks and foreign branches of other U.S. banks. Foreign deposits at December 31, totaled $210 million in 1999, 204 million in 1998 and 183 million in 1997; and averaged 165 million for 1999, $182 million for 1998 and $142 million for 1997. See
Schedule 7 Loan Portfolio by Type for foreign loans outstanding.

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

Another aspect of the Company's credit risk management strategy is the diversification of the loan portfolio. At year end, the Company had 2% of its portfolio in loans held for sale, 24% in commercial loans, 67% in real estate loans, 5% in consumer loans, and 2% in lease financing. The Company's real estate portfolio is also diversified. Of the total portfolio, 20% is in real estate construction loans, 3% is in home equity credit lines, 29% is in 1-4 family residential loans and 48% is in commercial loans secured by real estate. The Company's commercial real estate concentration is in part mitigated by its emphasis of lending programs sponsored by the Small

Business Administration, which carries the preponderance of credit risk on these types of loans. The Company also focuses on the provision of commercial real estate credit to borrowers that occupy the facility. In addition, the Company attempts to avoid the risk of an undue concentration of credits in a particular industry or trade group. See Note 5 of Notes to Consolidated Financial Statements for further information on concentrations of credit risk. The Company has no significant exposure to highly leveraged transactions. Most of the Company's business activity is with customers located within the states of Utah, Idaho, California, Colorado, Arizona, Nevada and Washington. Also, the Company does not have significant exposure to any individual customer or counterparty.

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

The Company's nonperforming assets were $75 million on December 31, 1999, up from $65 million on December 31, 1998. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .58% on December 31, 1999, the same as on December 31, 1998.

Accruing loans past due 90 days or more totaled $21 million on December 31, 1999, down from $26 million on December 31, 1998. These loans equaled .16% of net loans and leases on December 31, 1999, as compared to .23% on December 31, 1998.

No loans were considered potential problem loans on December 31, 1999 or 1998. Potential problem loans are defined as loans presently on accrual and not contractually past due 90 days or more and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets in the future.

The Company's total recorded investment in impaired loans included in nonaccrual loans and leases amounted to $57.1 million and $41.8 million on December 31, 1999 and 1998, respectively. The Company considers a loan to be impaired when the accrual of interest has been discontinued and meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on December 31, 1999 and 1998, is an allowance of $16 million and $5 million, respectively, on $22.5 million and $11.6 million, respectively, of the recorded investment in impaired loans. See Note 4 of Notes to Consolidated Financial Statements for additional information on impaired loans.

SCHEDULE 9
NONPERFORMING ASSETS

                                                                         December 31,
                                                        --------------------------------------------
(Amounts in millions)                                   1999      1998      1997      1996      1995
                                                        ----      ----      ----      ----      ----
Nonaccrual loans:
   Commercial, financial and agricultural                $29       $12       $ 4       $ 5       $ 2
   Real estate                                            34        39         7         6         5
   Consumer                                                1         1         1         1         1
   Lease financing                                         1         3         1         1         1
   Other                                                  --        --        --        --        --
                                                         ---       ---       ---       ---       ---
     Total                                                65        55        13        13         9
                                                         ---       ---       ---       ---       ---
Restructured loans:
   Real estate                                             1         5         1         1        --
                                                         ---       ---       ---       ---       ---
Other real estate owned:
   Commercial, financial and agricultural:
     Improved                                              5        --         2        --        --
     Unimproved                                            3        --        --        --        --
   Residential:
     1-4 Family                                            1         2         1        --         1
     Multi-family                                         --        --        --        --        --
   Other                                                  --         3        --        --        --
                                                         ---       ---       ---       ---       ---
     Total                                                 9         5         3        --         1
Other nonperforming assets                                --        --        --        --         1
                                                         ---       ---       ---       ---       ---

     Total                                               $75       $65       $17       $14       $11
                                                         ===       ===       ===       ===       ===

% of Net loans* and leases, other real estate
   owned and other nonperforming assets                  .58%      .58%      .31%      .36%      .35%

Accruing loans past due 90 days or more:
   Commercial, financial and agricultural                $ 4       $ 5       $ 2       $ 1       $ 1
   Real estate                                            15        20         7         2         3
   Consumer                                                2         1         1        1          1
                                                         ---       ---       ---       ---       ---
     Total                                               $21       $26       $10       $ 4       $ 5
                                                         ===       ===       ===       ===       ===

% of Net loans* and leases                               .16%      .23%      .18%      .09%      .17%

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.60% of net loans and leases on December 31, 1999 compared to 1.89% on December 31, 1998. Net charge-offs in 1999 were $30 million, or .25% of average loans and leases, compared to net charge-offs of $16 million, or .21% of average net loans and leases in 1998 and net charge-offs of $8 million, or .19% of average net loans and leases in 1997.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 310.87% on December 31, 1999, compared to 354.94% on December 31, 1998 and 655.59% on December 31, 1997. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 238.07% on December 31, 1999, compared to 264.20% on December 31, 1998, and 389.19% on December 31, 1997.

On December 31, 1999, 1998 and 1997, the allowance for loan losses includes an allocation of $23 million, $20 million and $9 million, respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on December 31, 1999, 1998 and 1997, totaled $6,001 million, $5,090 million, and $2,706 million, respectively. The Company's actual future credit exposure is much lower than the contractual amounts of the commitments because a significant portion of the commitments is expected to expire without being drawn upon.

In analyzing the adequacy of the allowance for loan and lease losses, management utilizes a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of independent internal and external credit review. To determine the adequacy of the allowance, the Company's loan and lease portfolio is broken into segments based on loan type. Historical loss experience factors by segment, adjusted for changes in trends and conditions, are used in determining the required allowance for each segment. Historical loss factors are evaluated and updated using migration analysis techniques and other considerations based on the makeup of the specific portfolio segment. Other considerations such as volumes and trends of delinquencies, nonaccruals, repossessions and bankruptcies, criticized and classified loan trends, current and anticipated foreclosure losses, new products and policies, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel are also considered in establishing the loss factors.

All loans graded substandard in the amount of $1 million or more and all credits graded doubtful in the amount of $100 thousand or more are individually evaluated based on facts and circumstances of the loan and a specific allowance amount designated. Specific allowances may also be established for loans in amounts below the specified thresholds when it is determined that the risk differs significantly from factor amounts established for the category. Although management has allocated a portion of the allowance to specific loan categories using the methods described, the adequacy of the allowance must be considered in its entirety. To mitigate the imprecision in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated portion of the allowance includes management's judgmental determination of the amounts necessary for subjective factors such as economic uncertainties and concentration risks. Accordingly, the relationship of the unallocated component to the total allowance for loan losses may fluctuate from period to period. Schedule 10 provides a breakdown of the allowance for loan losses by loan category and Schedule 11 summarizes loan loss experience. The increases in the allocated allowance at year-end 1999 and 1998 compared to year-end 1997 for commercial, financial and agricultural and real estate loans are a result of the acquisition of The Sumitomo Bank of California.

SCHEDULE 10
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                        1999                1998                1997                1996                1995
                                 ----------------    ----------------    ----------------    ----------------    ----------------
(Amounts in millions)            % of  Allocation    % of  Allocation    % of  Allocation    % of  Allocation    % of  Allocation
                                 total    of         total    Of         total    of         total    of         total    of
                                 loans Allowance     loans Allowance     loans Allowance     loans Allowance     loans Allowance
                                 ----- ----------    ----- ----------    ----- ----------    ----- ----------    ----- ----------
Type of loan
Loans held for sale                1.6    $--          2.1    $--          3.3    $--          3.8    $--          3.9    $--
Commercial, financial and
agricultural                      23.8     83         25.4     83         25.5     17         23.8     16         25.8     11
Real estate                       67.4     63         64.9     52         57.4     28         59.0     28         53.9     19
Consumer                           4.6     12          5.1     12          8.9     10          8.4      8         11.4     11
Lease financing                    2.1      6          1.9      6          3.2      2          4.0      2          4.0      2
Other receivables                  0.5     --          0.6     --          1.7     --          1.0     --          1.0     --
   Total loans                   100.0               100.0               100.0               100.0               100.0

Off-balance sheet unused
commitments and standby letters
   of credit                               23                  20                   9                   6                   8
                                         ----                ----                 ---                 ---                 ---
Total allocated                           187                 173                  66                  60                  51
Unallocated                                17                  40                  23                  17                  22
                                         ----                ----                 ---                 ---                 ---
   Total allowance for loan losses       $204                $213                 $89                 $77                 $73
                                         ====                ====                 ===                 ===                 ===

SCHEDULE 11
SUMMARY OF LOAN LOSS EXPERIENCE

  (Amounts in millions)                          1999          1998         1997         1996         1995
                                               --------      --------      -------      -------      -------
Loans* and leases outstanding on December 31
   (net of unearned  income)                   $ 12,791      $ 11,219      $ 5,463      $ 3,941      $ 3,212
                                               ========      ========      =======      =======      =======
Average loans* and leases outstanding
   (net of unearned  income)                   $ 11,819      $  7,632      $ 4,547      $ 3,560      $ 2,966
                                               ========      ========      =======      =======      =======

Allowance for loan losses:
Balance at beginning of year                   $    213      $     89      $    77      $    73      $    72

Allowance of companies acquired                       3           126           14            3           --

Provision charged against earnings                   18            14            6            5            4

Loans and leases charged off:
   Commercial, financial and agricultural           (32)           (9)          (6)          (1)          (1)
   Real estate                                       (3)           (6)          --           --           (1)
   Consumer                                          (9)           (9)          (8)          (8)          (7)
   Lease  financing                                  (2)           (1)          --           --           --
                                               --------      --------      -------      -------      -------
      Total                                         (46)          (25)         (14)          (9)          (9)
                                               --------      --------      -------      -------      -------
Recoveries:
   Commercial, financial and agricultural             6             3            2            2            3
   Real estate                                        7             3            2           --           --
   Consumer                                           3             3            2            2            3
   Lease financing                                   --            --           --            1           --
                                               --------      --------      -------      -------      -------
      Total                                          16             9            6            5            6
                                               --------      --------      -------      -------      -------

Net loan and lease charge-offs                      (30)          (16)          (8)          (4)          (3)
                                               --------      --------      -------      -------      -------

Balance at end of year                         $    204      $    213      $    89      $    77      $    73
                                               ========      ========      =======      =======      =======

Ratio of net charge-offs  to
   average loans and leases                         .25%          .21%         .19%         .11%         .09%
Ratio of allowance for loan losses to loans
   and leases outstanding on December 31           1.60%         1.89%        1.62%        1.95%        2.28%
Ratio of allowance for loan losses to
   nonperforming loans on December 31            310.87%       354.94%      655.59%      546.81%      757.58%
Ratio of allowance for loan losses to
   nonaccrual loans and accruing loans past
   due 90 days or more on December 31            238.07%       264.20%      389.19%      458.91%      494.90%


MARKET RISK MANAGEMENT

Market risk is the possibility that changes in interest rates or equity securities prices will impair the fair value of the Company's financial instruments. The Asset/Liability Committee (ALCOM) measures and reviews the market risk of the Company and establishes policies and procedures to limit its exposure to changes in interest rates. These policies are reviewed and approved by the Boards of Directors of the Company's subsidiary banks. ALCOM objectives are summarized as follows: ensure the safety and soundness of bank deposits, while providing an appropriate return to shareholders; provide the basis for integrated balance sheet, net interest income and liquidity management; calculate the duration, dollar duration, and convexity of each class of assets, liabilities, and net equity given defined interest rate scenarios; manage the Company's exposure to changes in net interest income and market value of equity due to interest rate fluctuations; quantify the effect of hedging instruments on the market value of equity and net interest income under defined interest rate scenarios; and identify and report any risk exposures that exceed limitations approved by the Board of Directors.

Interest rate risk is the most significant market risk regularly undertaken by the Company. This risk is monitored through the use of two complementary measurement methods: equity duration and income simulation.

Equity duration is derived by first calculating the dollar duration of all assets, liabilities and off-balance sheet investments. Dollar duration is determined by calculating the market value of each instrument assuming interest rates sustain immediate and parallel movements up 1% and down 1%. The average of these two changes in market value is the dollar duration, which incorporates the value of embedded and explicit options within each instrument. Subtracting the dollar duration of liabilities from the dollar duration of assets and adding the net dollar duration of off-balance sheet items results in the dollar duration of equity. Duration of equity is computed by dividing the dollar duration of equity by the market value of equity.

Income simulation is an estimate of the net interest income which would be recognized under different rate environments. Net interest income is measured under several parallel and non-parallel interest rate environments and considers the possible exercise of options within the portfolio.

At year-end, the Company's duration of equity was estimated to be approximately
3.4 years. A 200 basis point immediate increase in rates was estimated to increase the duration of equity to 4.4 years. Conversely, an immediate decrease in rates of similar magnitude was estimated to decrease the duration of equity to 2.5 years. Company policy requires that all three of these measures be between 0 and 7 years.

For income simulation, Company policy requires that net interest income not be expected to decline by more than 10% during one year if rates were to immediately rise or fall by 200 basis points. At year-end, net interest income was expected to decline 0.6% if interest rates were to sustain an immediate increase of 200 basis points. If interest rates were to similarly decline 200 basis points, net interest income would be expected to decrease 2.3%. These estimates include management's assumptions regarding loan and deposit pricing, security and loan prepayments, and changing relationships to market rates.

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

At year-end the one-year gap for the Company was negative $313 million: i.e., the $11,130 million of assets that mature or reprice during 2000 was less than the sum of $10,631 million of liabilities and the $812 million net effect of off-balance sheet swaps that mature or reprice during the same period. This gap represented 1.5% of total assets. Detail of the repricing characteristics of the balance sheet as of year-end are presented in
Schedule 12. The Company does not have policy limits regarding its gap position.

SCHEDULE 12
MATURITIES AND INTEREST RATE SENSITIVITY
ON DECEMBER 31, 1999


                                                  Rate Sensitive
                                              ---------------------
                                                           After
                                                           Three      After one
                                               Within      Months     year but
                                               three     But within    within    After five Not rate
(Amounts in millions)                          months     One year   five years     Years   Sensitive     Total
                                              -------    ----------  ----------  ---------- ---------    -------
USES OF FUNDS
Earning Assets:
   Interest-bearing deposits                  $    12      $     2      $    3                           $    17
   Federal funds sold                              86                                                         86
   Security resell agreements                     422                                                        422
   Securities:
     Held to maturity                             796        1,070       1,264     $  200                  3,330
     Available for sale                            98          125         203        353                    779
     Trading account                              328                                                        328
   Loans and leases                             7,067        1,124       2,983      1,413                 12,587
Nonearning assets                                  --           --          --         --     $ 2,732      2,732
                                              -------      -------      ------     ------     -------    -------
       Total uses of funds                    $ 8,809      $ 2,321      $4,453     $1,966     $ 2,732    $20,281
                                              =======      =======      ======     ======     =======    =======
SOURCES OF FUNDS
Interest-bearing deposits and liabilities:
   Savings and money market deposits          $ 1,978      $   897      $4,187     $  598                $ 7,660
   Time deposits under $100,000                   525          908         326         78                  1,837
   Time deposits $100,000 or more                 402          498         113         66                  1,079
   Foreign                                        210                                                        210
   Securities sold,  not yet                      237                                                        237
     purchased
   Federal funds purchased                        826                                                        826
   Security repurchase agreements               1,367                                                      1,367
   Commercial paper                               239                                                        239
   FHLB advances and other
     borrowings:
     Less than one year                         1,038                                                      1,038
     Over one year                                              11          34         68                    113
   Long-term debt                                 112           48           1        292                    453
Noninterest-bearing deposits                    1,335                                         $ 1,941      3,276
Other liabilities                                                                                 247        247
Minority interest                                                                                  39         39
Shareholders' equity                               --           --          --         --       1,660      1,660
                                              -------      -------      ------     ------     -------    -------
        Total sources of funds                $ 8,269      $ 2,362      $4,661     $1,102     $ 3,887    $20,281
                                              =======      =======      ======     ======     =======    =======
Off-balance sheet items affecting
   interest rate sensitivity                  $  (972)     $   160      $  785     $   27
Interest rate sensitivity gap                 $  (432)     $   119      $  577     $  891     $(1,155)
Percent of total assets                         (2.13)%       0.59%       2.85%      4.39%      (5.69)%
Cumulative interest rate sensitivity gap      $  (432)     $  (313)     $  264     $1,155
Cumulative as a % of total assets               (2.13)%      (1.54)%      1.30%      5.69%

The Company, through the management of maturities and repricing of its assets and liabilities and the use of off-balance sheet arrangements, including interest rate caps, floors, futures, options and exchange agreements, attempts to manage the effect on net interest income of changes in interest rates. The prime lending rate is the primary basis used for pricing the Company's loans and the 91-day Treasury bill rate is the index used for pricing many of the Company's deposits. The Company, however, is unable to economically hedge the prime/T-bill spread risk through the use of derivative financial instruments. Interest rate swap maturities and average rates are presented in Schedule 13. For additional information regarding off-balance sheet financial contracts, refer to Notes 1, 12 and 19 of Notes to Consolidated Financial Statements.

SCHEDULE 13
INTEREST RATE SWAP MATURITIES AND AVERAGE RATES

(Amounts in millions)                 2000        2001       2002        2003     Thereafter   Total
                                      ----        ----       ----        ----     ----------   -----
Receive fixed rate:
   Notional amount                    $221        $51         $93        $182       $164       $711
   Weighted average rate received     6.28%      6.34%       6.39%      6.25%       6.15%      6.26%
   Weighted average rate paid         6.37%      6.21%       6.24%      6.29%       6.38%      6.33%

LIQUIDITY RISK MANAGEMENT

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors and debt service requirements as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. Management of the maturities of these portfolios is an important source of medium- to long-term liquidity. The Company's ability to raise funds in the capital markets through the securitization process allows it to take advantage of market opportunities to meet funding needs at a reasonable cost.

To meet the Company's short-term liquidity needs, on December 31, 1999 the Company had cash, money market investments, and liquid securities net of short-term or "purchased" liabilities and foreign deposits, of $618 million or 4.8% of core deposits. The Company's core deposits, consisting of demand, savings, money market, and time deposits under $100,000, constituted 90.8% of total deposits at year-end.

The Parent Company's cash requirements consist primarily of debt service, dividends to shareholders, operating expenses, income taxes and share repurchases. The Parent's cash needs are routinely met through dividends from subsidiaries, proportionate shares of current income taxes, management and other fees, unaffiliated bank lines and debt issuance.

At December 31, 1999, $55.5 million of dividend capacity was available from subsidiaries to pay to the Parent without having to obtain regulatory approval. During 1999, dividends from subsidiaries were $109.9 million. During 1998 the Company started a program to issue short-term commercial paper. At December 31, 1999 outstanding commercial paper was $239 million. At December 31, 1999 the Parent had revolving credit facilities with two banks totaling $50 million. On that date, the balance outstanding on these bank lines was $25 million.

YEAR 2000

The Company has successfully completed its Year 2000 program efforts and as of the date of this report has experienced no significant problems with its systems as a result of the Year 2000 date change. The Company also received no reports of significant customer problems related to the Year 2000 change that could put the Company at risk. The Company will continue to monitor systems activities related to identified additional critical dates during and beyond 2000.

The aggregate estimated increase in operating expense for the Company to achieve Year 2000 readiness was approximately $3 million which was incurred in 1999 and prior. In addition, a significant portion of the Company's personal computers were replaced during 1999 to achieve Year 2000 compliance. The capital outlay to replace these assets was approximately $3 million, a portion of which would also have been incurred in the ordinary course of business without regard to Year 2000 issues.

FORWARD-LOOKING INFORMATION

Statements in Management's Discussion and Analysis that are not based on historical data are forward-looking, including, for example, the projected performance of Zions and its operations. These statements constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from the projections discussed in Management's Discussion and Analysis since such projections involve significant risks and uncertainties. Factors that might cause such differences include, but are not limited to: the timing of closing proposed acquisitions being delayed or such acquisitions being prohibited, competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally in areas in which Zions conducts its operations, being less favorable than expected; and legislation or regulatory changes which adversely affect the Company's operations or business. Zions disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

The following consolidated condensed statements of income present earnings and operating cash earnings information as restated. The Company has restated prior year financial information for a significant acquisition accounted for as a pooling of interests. See Note 2 of Notes to Consolidated Financial Statements for further information on the acquisition.

                                                           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                    --------------------------------------------------------
(Amounts in millions)                                            Restated    Restated    Restated   Restated
                                                       1999        1998        1997        1996       1995
                                                    ---------    --------    --------    --------    -------
Net interest income                                 $   741.5    $  573.9    $  369.6    $  297.1    $ 259.7
Noninterest income                                      266.5       210.1       148.3       117.5        94.0
                                                    ---------    --------    --------    --------    -------
Total revenue                                         1,008.0       784.0       517.9       414.6       353.7
Provision for loan losses                                17.9        14.0         5.9         4.8         4.3
Noninterest expense(1)                                  617.9       486.8       305.1       237.5       210.8
                                                    ---------    --------    --------    --------    -------
Pretax cash earnings                                    372.2       283.2       206.9       172.3       138.6
Income tax expense                                      123.5        88.4        68.6        57.3        45.6
Minority interest                                         4.9         0.4        --          --          --
                                                    ---------    --------    --------    --------    -------
Cash earnings(1)                                        243.8       194.4       138.3       115.0        93.0
Amortization of goodwill and core deposit
 intangibles                                             36.0        31.7         7.1         2.3         2.5
Merger expense                                           27.7        38.1         0.7        --          --
Income tax benefit                                      (14.0)      (18.8)       (0.9)       (0.1)       (0.3)
                                                    ---------    --------    --------    --------    -------
   Net income                                       $   194.1    $  143.4    $  131.4    $  112.8    $   90.8
                                                    =========    ========    ========    ========    =======
Operating cash earnings per share (diluted)(1)      $    2.84    $   2.37    $   2.03    $   1.73    $   1.46
                                                    =========    ========    ========    ========    =======
Net income per share (diluted)                      $    2.26    $   1.75    $   1.92    $   1.69    $   1.42
                                                    =========    ========    ========    ========    =======

------------------
(1) Before amortization of goodwill and core deposit intangible assets and merger expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Zions Bancorporation:


We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and changes in shareholders' equity and comprehensive income for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zions Bancorporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                 /s/ KPMG LLP

Salt Lake City, Utah
February 7, 2000

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

                      (In thousands, except share amounts)


                                     ASSETS                                       1999               1998
                                                                              ------------       ------------
Cash and due from banks                                                       $    898,300            922,654
Money market investments:
    Interest-bearing deposits                                                       17,371             30,484
    Federal funds sold                                                              85,898            246,946
    Security resell agreements                                                     421,900            382,275
Investment securities:
    Held to maturity, at cost (approximate market value
        $3,290,508 and $2,869,162)                                               3,330,444          2,850,756
    Available for sale, at market                                                  778,930            954,057
    Trading account, at market                                                     327,845            191,855
Loans:
    Loans held for sale                                                            204,800            232,253
    Loans, leases, and other receivables                                        12,648,325         11,037,292
                                                                              ------------       ------------

                                                                                12,853,125         11,269,545
    Less:
       Unearned income and fees, net of related costs                               62,480             50,059
       Allowance for loan losses                                                   204,114            212,557
                                                                              ------------       ------------

                 Net loans                                                      12,586,531         11,006,929

Premises and equipment, net                                                        287,448            249,896
Goodwill and core deposit intangibles                                              666,219            663,606
Other real estate owned                                                              8,939              5,270
Other assets                                                                       871,075            544,895
                                                                              ------------       ------------

                                                                              $ 20,280,900         18,049,623
                                                                              ============       ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Deposits:
    Noninterest-bearing                                                       $  3,276,097          3,394,884
    Interest-bearing:
       Savings and money market                                                  7,660,786          6,544,607
       Time:
         Under $100,000                                                          1,836,645          2,439,696
         Over $100,000                                                           1,078,631          1,637,479
       Foreign                                                                     209,780            204,244
                                                                              ------------       ------------

                                                                                14,061,939         14,220,910

Securities sold, not yet purchased                                                 237,020             29,702
Federal funds purchased                                                            825,997            337,283
Security repurchase agreements                                                   1,366,653            992,671
Accrued liabilities                                                                247,406            321,258
Commercial paper                                                                   238,660             49,217
Federal Home Loan Bank advances and other borrowings:
    Less than one year                                                           1,038,045            100,750
    Over one year                                                                  112,622             56,796
Long-term debt                                                                     453,471            453,735
                                                                              ------------       ------------

                 Total liabilities                                              18,581,813         16,562,322
                                                                              ------------       ------------

Minority interest                                                                   39,249             34,670

Shareholders' equity:
    Capital stock:
       Preferred stock, without par value; authorized 3,000,000 shares;
         issued and outstanding, none                                                   --                 --
       Common stock, without par value; authorized 200,000,000 shares;
         issued and outstanding, 85,592,643 shares and 83,554,630 shares           888,231            796,519
       Accumulated other comprehensive loss                                         (4,158)            (3,407)
       Retained earnings                                                           775,765            659,519
                                                                              ------------       ------------

                 Total shareholders' equity                                      1,659,838          1,452,631
                                                                              ------------       ------------

                                                                              $ 20,280,900         18,049,623
                                                                              ============       ============


See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1999, 1998, and 1997

                      (In thousands, except share amounts)


                                                                              1999              1998             1997
                                                                          -----------       -----------      -----------
Interest income:
    Interest and fees on loans                                            $ 1,001,741           694,338          423,456
    Interest on loans held for sale                                            12,194            14,256           11,874
    Lease financing                                                            13,293            12,630           13,190
    Interest on money market investments                                       67,234            92,248           88,267
    Interest on securities:
       Held to maturity:
         Taxable                                                              175,701           131,712          106,691
         Nontaxable                                                            18,784            16,154           12,851
       Available for sale:
         Taxable                                                               36,480            44,735           41,581
         Nontaxable                                                             3,844             2,733            2,872
       Trading account                                                         30,067            24,043           16,211
                                                                          -----------       -----------      -----------

                 Total interest income                                      1,359,338         1,032,849          716,993
                                                                          -----------       -----------      -----------

Interest expense:
    Interest on savings and money market deposits                             247,729           173,833          125,124
    Interest on time and foreign deposits                                     166,749           143,313           69,260
    Interest on borrowed funds                                                203,371           141,761          153,005
                                                                          -----------       -----------      -----------

                 Total interest expense                                       617,849           458,907          347,389
                                                                          -----------       -----------      -----------

                 Net interest income                                          741,489           573,942          369,604

Provision for loan losses                                                      17,956            14,034            5,930
                                                                          -----------       -----------      -----------

                 Net interest income after provision for loan losses          723,533           559,908          363,674

Noninterest income:
    Service charges on deposit accounts                                        76,756            61,131           44,682
    Other service charges, commissions, and fees                               66,098            57,027           40,861
    Trust income                                                               15,762            10,969            8,075
    Investment securities gain (loss), net                                     (2,970)            4,055              888
    Underwriting and trading income                                            11,551             9,239            5,716
    Loan sales and servicing income                                            40,516            50,365           38,734
    Other                                                                      58,832            17,411            9,354
                                                                          -----------       -----------      -----------

                 Total noninterest income                                     266,545           210,197          148,310
                                                                          -----------       -----------      -----------

Noninterest expense:
    Salaries and employee benefits                                            346,710           261,531          164,938
    Occupancy, net                                                             49,393            33,387           17,970
    Furniture and equipment                                                    45,477            38,256           24,500
    Other real estate expense (income)                                            (66)              656              301
    Legal and professional services                                            16,156            16,345            8,052
    Supplies                                                                   11,168            11,904            8,444
    Postage                                                                    11,656            11,030            7,284
    Advertising                                                                18,502            12,613            7,360
    FDIC premiums                                                               2,152             1,528              708
    Merger expense                                                             27,691            38,128              815
    Amortization of goodwill and core deposit intangibles                      36,008            31,641            7,069
    Amortization of mortgage servicing assets                                     911             5,484            2,152
    Other                                                                     115,809            94,197           63,321
                                                                          -----------       -----------      -----------

                 Total noninterest expense                                    681,567           556,700          312,914
                                                                          -----------       -----------      -----------

Income before income taxes and minority interest                              308,511           213,405          199,070
Income taxes                                                                  109,498            69,632           67,667
                                                                          -----------       -----------      -----------

                 Net income before minority interest                          199,013           143,773          131,403

Minority interest                                                               4,949               420               --
                                                                          -----------       -----------      -----------

                                                                          $   194,064           143,353          131,403
                                                                          ===========       ===========      ===========

Weighted-average common and common-equivalent shares
    outstanding during the year                                                85,695            81,918           68,258
                                                                          ===========       ===========      ===========

Net income per common share:
    Basic                                                                 $      2.29              1.77             1.95
                                                                          ===========       ===========      ===========

    Diluted                                                               $      2.26              1.75             1.92
                                                                          ===========       ===========      ===========


See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1999, 1998, and 1997

                                 (In thousands)


                                                                                   1999              1998              1997
                                                                               -------------     -------------     -------------
Cash flows from operating activities:
    Net income                                                                 $     194,064           143,353           131,403
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
         Provision for loan losses                                                    17,956            14,034             5,930
         Depreciation of premises and equipment                                       39,155            29,861            18,689
         Amortization                                                                 51,367            50,506            15,581
         Accretion of unearned income and fees, net of related costs                  18,437            (5,695)            1,545
         Income to minority interest                                                   4,949               420                --
         Proceeds from sales of trading account securities                       188,710,001       175,432,243       119,209,754
         Increase in trading account securities                                 (188,845,991)     (175,540,070)     (119,259,359)
         Investment securities (gain) loss, net                                        2,970            (4,055)             (888)
         Proceeds from loans held-for-sale                                           878,638         1,237,514           742,244
         Increase in loans held-for-sale                                            (852,309)       (1,296,803)         (764,066)
         Net gain on sales of loans, leases and other assets                         (31,674)          (43,644)          (28,402)
         Change in accrued income taxes                                                4,792            22,916               677
         Change in accrued interest receivable                                       (15,457)            1,420           (20,895)
         Change in accrued interest payable                                              201             1,183             4,299
         Other, net                                                                 (175,671)          (54,790)          (26,422)
                                                                               -------------     -------------     -------------

                 Net cash provided by (used in) operating activities                   1,428           (11,607)           30,090
                                                                               -------------     -------------     -------------

Cash flows from investing activities:
    Net decrease (increase) in money market investments                              135,386           874,130          (234,135)
    Proceeds from maturities of investment securities held to maturity               804,139         3,466,594         1,002,836
    Purchases of investment securities held to maturity                           (1,360,049)       (3,519,660)       (1,653,038)
    Proceeds from sales of investment securities available for sale                  367,345           573,197           301,316
    Proceeds from maturities of investment securities available for sale             353,714           275,785           123,369
    Purchases of investment securities available for sale                           (652,017)         (789,738)         (443,427)
    Proceeds from sales of loans and leases                                        1,005,530           918,948           968,717
    Net increase in loans and leases                                              (2,469,077)       (2,033,560)       (1,534,767)
    Principal collections on leveraged leases                                          8,118             3,840             5,748
    Payments on leveraged leases                                                      (8,118)           (3,840)           (5,748)
    Proceeds from sales of premises and equipment                                     17,441             5,370             7,677
    Purchases of premises and equipment                                              (93,769)          (75,461)          (41,994)
    Proceeds from sales of mortgage-servicing rights                                  21,307             6,654             1,771
    Purchases of mortgage-servicing rights                                            (1,098)           (5,149)           (3,123)
    Proceeds from sales of other assets                                                7,892            10,299             3,578
    Cash paid for acquisitions, net of cash received                                   8,847          (246,485)           37,304
                                                                               -------------     -------------     -------------

                 Net cash used in investing activities                            (1,854,409)         (539,076)       (1,463,916)
                                                                               -------------     -------------     -------------

Cash flows from financing activities:
    Net decrease (increase) in deposits                                             (365,695)          782,325         1,286,816
    Net change in short-term funds borrowed                                        2,193,152           (91,272)          387,272
    Proceeds from FHLB advances over one year                                        365,000             4,665           180,000
    Payments on FHLB advances over one year                                         (309,755)         (167,886)          (47,980)
    Proceeds from issuance of long-term debt                                              --           195,041                --
    Payments on long-term debt                                                          (264)          (20,556)             (554)
    Proceeds from issuance of common stock                                             9,753           137,404             3,761
    Payments to redeem common stock                                                   (6,650)          (25,744)         (121,394)
    Dividends paid                                                                   (56,914)          (41,600)          (29,040)
                                                                               -------------     -------------     -------------

                 Net cash provided by financing activities                         1,828,627           772,377         1,658,881
                                                                               -------------     -------------     -------------

Net (decrease) increase in cash and due from banks                                   (24,354)          221,694           225,055

Cash and due from banks at beginning of year                                         922,654           700,960           475,905
                                                                               -------------     -------------     -------------

Cash and due from banks at end of year                                         $     898,300           922,654           700,960
                                                                               =============     =============     =============


See accompanying notes to consolidated financial statements.

                      ZIONS BANCORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity
                            and Comprehensive Income

                  Years ended December 31, 1999, 1998, and 1997

                      (In thousands, except share amounts)


                                                                                                   ACCUM-
                                                                                                  ULATED
                                                                                                   OTHER
                                                                                                  COMPRE-                 TOTAL
                                                               COMMON STOCK          COMPRE-      HENSIVE                SHARE-
                                                         -----------------------     HENSIVE      INCOME    RETAINED     HOLDERS'
                                                           SHARES      AMOUNT        INCOME       (LOSS)    EARNINGS     EQUITY
                                                         ---------- -----------   -------------   ------    -------      -------
BALANCES, DECEMBER 31, 1996                              64,480,158 $   101,605              --   (1,631)   468,775      568,749
Net income                                                        --         --         131,403       --    131,403      131,403
Other comprehensive income, net of tax:
    Realized and unrealized holding gain arising during
       the year, net of tax expense of $3,868                     --         --           6,245       --         --           --
    Reclassification for realized gain recorded in the
       income statement, net of tax expense of $48                --         --             (77)      --         --           --
                                                                                  -------------
    Other comprehensive income                                    --         --           6,168    6,168         --        6,168
                                                                                  -------------
Total comprehensive income                                        --         --   $     137,571       --         --           --
                                                                                  =============
Cash dividends:
    Common, $.47 per share                                        --         --                       --    (28,428)     (28,428)
    Preferred dividends of acquired companies
        prior to merger                                           --         --                       --       (612)        (612)
Stock dividend of acquired company                           389,380     11,447                       --    (11,452)          (5)
Issuance of common shares for acquisitions                 8,374,833    295,564                       --         --      295,564
Stock redeemed and retired                                (3,649,018)  (121,389)                      --         --     (121,389)
Stock options exercised, net of shares
    tendered and retired                                     369,165      5,156                       --         --        5,156
                                                         ---------- -----------                   ------    -------    ---------
BALANCE, DECEMBER 31, 1997                                69,964,518    292,383                    4,537    559,686      856,606
Net income                                                        --         --         143,353       --    143,353      143,353
Other comprehensive loss, net of tax:
    Realized and unrealized holding loss arising during
        the year, net of tax benefit of $3,595                    --         --          (5,803)      --         --           --
    Reclassification for realized gain recorded in the
        income statement, net of tax expense of $1,551            --         --          (2,504)      --         --           --
                                                                                  -------------
    Other comprehensive loss                                      --         --          (8,307)  (8,307)        --       (8,307)
                                                                                  -------------
Total comprehensive income                                        --         --   $     135,046       --         --           --
                                                                                  =============
Cash dividends:
    Common, $.54 per share                                        --         --                       --    (40,715)     (40,715)
    Preferred dividends of acquired companies
       prior to merger                                            --         --                       --       (887)        (887)
Stock dividend of acquired company                           446,452     21,000                             (21,009)          (9)
Net proceeds from stock offering                           2,760,000    130,131                       --         --      130,131
Issuance of common shares for acquisitions                10,041,306    368,259                      363     19,091      387,713
Exercise of acquired company warrants
    prior to acquisition                                     257,056      1,852                       --         --        1,852
Stock redeemed and retired                                  (591,009)   (25,696)                      --         --      (25,696)
Stock options exercised, net of shares tendered
     and retired                                             676,307      8,590                       --         --        8,590
                                                         ---------- -----------                   ------    -------    ---------
BALANCE, DECEMBER 31, 1998                                83,554,630    796,519                   (3,407)   659,519    1,452,631

                      ZIONS BANCORPORATION AND SUBSIDIARIES

               Consolidated Statements of Changes in Shareholders'
                         Equity and Comprehensive Income

                  Years ended December 31, 1999, 1998, and 1997

                      (In thousands, except share amounts)


                                                                                              ACCUM-
                                                                                              ULATED
                                                                                              OTHER
                                                                                              COMPRE-                TOTAL
                                                                COMMON STOCK        COMPRE-   HENSIVE                SHARE-
                                                          ----------------------    HENSIVE   INCOME    RETAINED     HOLDERS'
                                                            SHARES       AMOUNT     INCOME    (LOSS)    EARNINGS     EQUITY
                                                          ----------     -------   ---------  ------    -------    ---------
Net income                                                        --    $     --     194,064      --    194,064      194,064

Other comprehensive loss, net of tax:

    Realized and unrealized holding loss arising during
        the year, net of tax benefit of $5,405                    --          --      (8,726)     --         --           --

    Reclassification for realized loss recorded in the
        income statement, net of tax benefit of $4,940            --          --       7,975      --         --           --
                                                                                   ---------
    Other comprehensive loss                                      --          --        (751)   (751)        --         (751)
                                                                                   ---------
Total comprehensive income                                        --          --   $ 193,313      --         --           --
                                                                                   =========
Cash dividends:

    Common, $.72 per share                                        --          --                  --    (56,914)     (56,914)

    Stock dividend of acquired company                           107      21,694                  --    (21,701)          (7)

Issuance of common shares for acquisitions                 1,571,143      58,358                  --        797       59,155

Stock redeemed and retired                                  (115,769)     (6,650)                 --         --       (6,650)

Stock options exercised, net of shares tendered
     and retired                                             582,532      18,310                  --         --       18,310
                                                          ----------    --------              ------    -------    ---------
BALANCE, DECEMBER 31, 1999                                85,592,643    $888,231              (4,158)   775,765    1,659,838
                                                          ==========    ========              ======    =======    =========

See accompanying notes to consolidated financial statements.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS - Zions Bancorporation (the Parent) is a multibank holding company organized under the laws of Utah in 1955, which provides a full range of banking and related services through its subsidiaries operating primarily in Utah, Idaho, California, Colorado, Arizona, Nevada, and Washington.

      BASIS OF FINANCIAL STATEMENT PRESENTATION - The consolidated financial statements include the accounts of Zions Bancorporation and its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current financial statement presentation. In addition, consolidated financial statements for all periods presented have been restated to include the results of operations, financial position and cash flows for the 1999 acquisition of Pioneer Bancorporation, which was accounted for as a pooling of interests.

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

      SECURITY RESELL AGREEMENTS - Security resell agreements represent overnight and term agreements, the majority maturing within 30 days. Either the Company or, in some instances, third parties on behalf of the Company take possession of underlying securities. The market value of such securities is monitored throughout the contract term to ensure that asset value remains sufficient to protect against counterparty default. Security resell agreements averaged approximately $1,038 million during 1999, and the maximum amount outstanding at any month-end during 1999 was $1,525 million.

      SECURITIES - The Company classifies its securities according to their purpose and holding period. Gains or losses on the sale of securities are recognized on a specific identification method and recorded in noninterest income.

      Held to maturity securities, primarily debt securities, are stated at cost, net of unamortized premiums and unaccreted discounts. The Company has the intent and the ability to hold such securities until maturity.

      Debt securities that may not be held until maturity and marketable equity securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, after applicable taxes, reported as a component of cumulative other comprehensive income. Declines in the value of debt securities and marketable equity securities that are considered other than temporary are recorded in noninterest income.

      Securities acquired for a short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses resulting from such fair value adjustments and from recording the results of sales are recorded in trading income.

      The market values of available for sale and trading securities are generally based on quoted market prices or dealer quotes. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      NONMARKETABLE SECURITIES - Nonmarketable securities include venture capital securities and securities acquired for various debt and regulatory requirements. Venture capital securities are reported at estimated fair values, in the absence of readily ascertainable market values. Changes in fair value and gains and losses from sales are recognized in noninterest income. The values assigned to the securities where no market quotation exists are based upon available information and may not necessarily represent amounts that will ultimately be realized. Such estimated amounts depend on future circumstances. These estimated amounts will not be realized until the individual securities are liquidated. The valuation procedures applied include consideration of economic and market conditions, current and projected financial performance of the investee company, and the investee company's management team. Management believes that the cost of an investment is initially considered the best indication of estimated fair value unless there have been significant subsequent positive or negative developments that justify an adjustment in the fair value estimate. Other nonmarketable securities acquired for various debt and regulatory requirements are accounted for at cost. These nonmarketable securities are included in other assets on the Company's balance sheet.

      LOANS - Loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred fees net of deferred direct incremental loan origination costs, is amortized to interest income generally over the life of the loan using an interest method or the straight-line method if it is not materially different.

      Loans held for sale are carried at the lower of cost or market value because the Company does not intend to hold these loans until maturity or sales of loans are pending. Gains and losses are recorded in noninterest income, based on the difference between sales proceeds and carrying value.

      NONACCRUAL LOANS - Loans are generally placed on a nonaccrual status when principal or interest is past due 90 days or more unless the loan is both well-secured and in the process of collection, or when in the opinion of management, full collection of principal or interest is unlikely. Generally, consumer loans are not placed on a nonaccrual status, inasmuch as they are generally charged off when they become 120 days past due. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement or when the loan is both well-secured and in the process of collection.

      IMPAIRED LOANS - Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement.

      This assessment for impairment occurs when and while such loans are on nonaccrual, or the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.

      RESTRUCTURED LOANS - In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a restructured (accruing) loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired loans in the calendar years subsequent to the restructuring if they are not impaired based on the modified terms.

      Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

      ALLOWANCE FOR LOAN LOSSES - In analyzing the adequacy of the allowance for loan and lease losses, management utilizes a comprehensive loan grading system to determine risk potential in the portfolio, and considers the results of independent internal and external credit review. To determine the adequacy of the allowance, the Company's loan and lease portfolio is broken into segments based on loan type. Historical loss experience factors by segment, adjusted for changes in trends and conditions, are used in determining the required allowance for each segment. Historical loss factors are evaluated and updated using migration analysis techniques and other considerations based on the makeup of the specific portfolio segment. Other considerations such as volumes and trends of delinquencies, nonaccruals, repossessions and bankruptcies, criticized and classified loan trends, current and anticipated foreclosure losses, new products and policies, economic conditions, concentrations of credit risk, and experience and abilities of lending personnel are also considered in establishing the loss factors.

      All loans graded substandard in the amount of $1 million or more and all credits graded doubtful in the amount of $100 thousand or more are individually evaluated based on facts and circumstances of the loan and a specific allowance amount designated. Specific allowances may also be established for loans in amounts below the specific thresholds when it is determined that the risk differs significantly from factor amounts established for the category. Although management has allocated a portion of the allowance to specific loan categories using the methods described, the adequacy of the allowance must be considered in its entirety. To mitigate the imprecision in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated portion of the allowance includes management's judgmental determination of the amounts necessary for subjective factors such as economic uncertainties and concentration risks. Accordingly, the relationship of the unallocated component to the total allowance for loan losses may fluctuate from period to period.

      PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation, computed on the straight-line method, is charged to operations over the

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      estimated useful lives of the properties. Leasehold improvements are amortized over the terms of respective leases or the estimated useful lives of the improvements, whichever is shorter.

      GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS - Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from acquisitions made by the Company. Substantially all of the Company's goodwill is being amortized using the straight-line method over 25 years. Core deposit intangibles are amortized on an accelerated basis based on an estimated useful life of 10 years.

      The Company reviews its intangible assets periodically for other-than-temporary impairment. If such impairment is indicated, recoverability of the asset is assessed based on expected undiscounted net cash flows.

      MORTGAGE SERVICING RIGHTS - The Company recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. The fair value of capitalized mortgage servicing rights is based upon the present value of estimated future cash flows. Based upon current fair values capitalized mortgage servicing rights are periodically assessed for impairment, which is recognized in the statement of income during the period in which impairment occurs. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of certain risk characteristics including loan type and note rate. Capitalized mortgage servicing rights are amortized over the period of estimated net servicing income and take into account appropriate prepayment assumptions.

      OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. The credit risk associated with these commitments is considered in management's determination of the allowance for possible losses.

      INTEREST RATE EXCHANGE CONTRACTS AND CAP AND FLOOR AGREEMENTS - The Company enters into interest rate exchange contracts (swaps) and cap and floor agreements as part of its overall asset and liability duration and interest rate risk management strategy. The objective of these financial instruments is to match estimated repricing periods of interest-sensitive assets and liabilities in order to reduce interest rate exposure and or manage desired asset and liability duration. With the exception of interest rate caps and floors, these instruments are used to hedge asset and liability portfolios and, therefore, are not marked to market. Fees associated with these financial instruments are accreted into interest income or amortized to interest expense on a straight-line basis over the lives of the contracts and agreements. Gains or losses on early termination of a swap are amortized on the remaining term of the contract when the underlying assets or liabilities still exist. Otherwise, such gains or losses are fully recorded as income or expense at the termination of the contract. The net interest received or paid on these contracts is reflected on a current basis in the interest income or expense related to the hedged obligation or asset.

      STATEMENTS OF CASH FLOWS - The Company paid interest of $617.6 million, $459.7 million, and $378.5 million, respectively, and income taxes of $28.3 million, $55.4 million, and $68.7 million, respectively, for the years ended December 31, 1999, 1998, and 1997. Loans transferred to other real

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      estate owned totaled $11 million, $5 million, and $9 million, respectively, for the years ended December 31, 1999, 1998 and 1997.

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

      The exercise of stock options under the Company's nonqualified stock option plan, resulted in tax benefits reducing the Company's current income tax payable and increasing common stock in the amounts of $8.6 million, $3.4 million, and $1.2 million in 1999, 1998, and 1997, respectively.

      NET INCOME PER COMMON SHARE - Diluted net income per common share is based on the weighted-average outstanding common shares during each year, including common stock equivalents. Basic net income per common share is based on the weighted-average outstanding common shares during each year.

      ACCOUNTING STANDARDS NOT ADOPTED - In September 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses of a derivative depends on the intended use of the derivative and the resulting designation.

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


(2)   MERGERS AND ACQUISITIONS

      On June 6, 1999, the Company announced a definitive agreement to merge with First Security Corporation (FSCO). Under the terms of the agreement, subject to approval by the shareholders of both companies and certain other conditions, the combined company will retain FSCO's name. If the merger occurs, the combined company will be the nation's 20th largest bank holding company with assets totaling approximately $40 billion. As part of the merger, each outstanding share of the Company's common stock will be converted into one share of common stock of the combined company and each share of FSCO common stock will be converted into 0.442 of a share of common stock of the combined company. The merger is expected to be accounted for as a pooling of interests.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      On October 5, 1999, the Company acquired all of the outstanding shares of Regency Bancorp ("Regency"), a bank holding company headquartered in Fresno, California, in exchange for 985 thousand shares of the Company's common stock. The acquisition was accounted for as a purchase and accordingly, the Company's financial statements reflect its operations from the date of acquisition. Goodwill of approximately $33 million was recorded in the fourth quarter of 1999 and is being amortized over 25 years using the straight-line method. The pro forma effect on prior period results of operations is not significant.

      On October 15, 1999, the Company completed its acquisition of Pioneer Bancorporation ("Pioneer"), located in Reno, Nevada, resulting in the issuance of approximately 5.4 million shares of the Company's common stock for all the outstanding shares of Pioneer common stock in a tax free exchange. The acquisition of Pioneer was accounted for as a pooling of interests and, accordingly, financial information for all periods presented prior to the date of acquisition has been restated to present the combined financial condition and results of operations as if the acquisition had been in effect for all such periods. At September 30, 1999, Pioneer had assets of approximately $1 billion, net loans of $675 million, deposits of $941 million, shareholders' equity of $73 million, and net income applicable to common shareholders of $10.6 million.

      On January 6, 1998, the Company completed its acquisition of Vectra Banking Corporation and its banking subsidiary,Vectra Bank, located in Denver, Colorado, in exchange for 4.0 million shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting, the results of the acquisition are included in the periods subsequent to the acquisition date. Excess cost over net assets purchased of $129 million was recorded in the first quarter of 1998 in connection with this purchase.

      On May 22, 1998, the Company acquired all the outstanding shares of FP Bancorp, Inc. ("FP") of Escondido, California, and its banking subsidiary, First Pacific National Bank. The Company issued 1.9 million shares of the Company's common stock. The acquisition was accounted for as a purchase, the results of the acquisition are included in the periods subsequent to the acquisition date. Excess cost over net assets purchased of $57 million was recorded in the second quarter of 1998 in connection with this purchase.

      On September 8, 1998, the Company acquired The Commerce Bancorporation ("Commerce"), and its banking subsidiary The Commerce Bank of Washington, N.A. for 1.9 million shares of the Company's common stock. On the date of acquisition, Commerce had total assets of $318 million and total shareholders' equity of $24 million. The acquisition was accounted for as a pooling of interests and, accordingly, financial information for all periods presented prior to the date of acquisition has been restated to present the combined financial condition and results of operations as if the acquisition had been in effect for all such periods.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      On October 1, 1998, the Company acquired The Sumitomo Bank of California ("Sumitomo"), located in San Francisco, California. Cash consideration of approximately $546.0 million was paid for the acquisition. Sumitomo had total assets of $4.5 billion and total shareholders' equity of $427 million at the date of acquisition. The acquisition was accounted for using the purchase method of accounting, the results of the acquisition are included in the periods subsequent to the acquisition date. The Company recorded $107 million of goodwill with this transaction. Sumitomo and FP were merged with Grossmont Bank and the name was changed to California Bank & Trust ("CB&T"). The Company sold a minority interest in CB&T to a limited partnership and Director of the Company for its cost basis of approximately $33 million.

      During 1998, the Company completed the acquisition of four additional banking organizations in Colorado, namely, Sky Valley Bank Corp., Tri-State Finance Corporation, Routt County National Bank Corporation, and SBT Bankshares for an aggregate of 2.4 million shares of common stock. These acquisitions were accounted for as purchases and, accordingly, the Company's financial statements reflect them from the date of acquisition. The Company recorded $69 million in goodwill in connection with these purchases.

      During 1998, the Company issued 1.7 million shares of the Company's common stock to acquire four additional banking organizations in Colorado, namely Kersey Bancorp., N.A., Eagle Holding Company, Citizens Banco, Inc. and Mountain Financial Holding Company. Each of these acquisitions was accounted for as a pooling of interests and was not considered material to the historical results of the Company, and accordingly, the Company's financial statements were not restated.

      On January 7, 2000, the Company announced a definitive agreement to acquire County Bank in Prescott, Arizona in exchange for Zions Bancorporation common stock. As of December 31, 1999, County Bank had total assets of approximately $242 million (unaudited). This transaction is intended to be accounted for as a pooling of interests and is expected to close in the second quarter of 2000.

      Merger expenses for each of the years in the three-year period ended December 31, 1999, are presented below.

                                                          YEARS ENDED DECEMBER 31,
                                                      ------------------------------
           (In thousands)                              1999         1998        1997
                                                      -------      ------      -----
           Severance and other employee benefits      $12,363      16,604         --
           Equipment and occupancy expense              1,722       7,773         --
           Integration of business operations             451       5,834         --
           Integration of information systems           3,403       1,668         --
           Legal and other professional fees            4,810       5,957        940
           Other integration costs                      4,942       5,134      1,767
                                                      -------      ------      -----
                                                      $27,691      42,970      2,707
                                                      =======      ======      =====

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      In connection with the Regency and Pioneer mergers, the Company recorded pre-tax merger expenses of $14.3 million in 1999. These costs were comprised of; $9.6 million in severance and other employee benefits; integration of information systems totaling $320 thousand; $3.5 million in expenses for legal and other professional fees; and other integration costs of $912 thousand. During 1999, the Company paid $4.5 million in accrued severance and other employee benefits and $3.9 million in legal and other professional fees and other integration costs. At December 31, 1999, $5.1 million in severance and other employee benefits, $320 thousand in integration of information systems and $491 thousand of other integration costs remained accrued. The Company expects that substantially all of the unpaid merger expenses at December 31, 1999, will be paid in 2000. During 1999, the Company paid $455 thousand of severance and other employee benefits, $1.1 million of legal and other professional fees, and $3.5 million in other integration costs associated with earlier acquisitions.

      The Company recorded pre-tax merger expenses of $38.1 million in 1998 in connection with the Sumitomo and eleven other mergers. The Sumitomo merger expenses included; $5.3 million in severance and other employee benefits; $7.8 million in real property lease terminations; $5.8 million in integration of business systems and $1.7 million in integration of information systems. In connection with the other eleven mergers, the Company incurred $6.3 million in severance and other employee benefits, $6.0 million in legal and other professional fees, and $5.2 million in other integration costs. As a result of these twelve mergers, merger costs of $38.1 million, and a liability of $22.1 million was recorded in 1998 and was paid in total during 1999.

      As a result of the consolidation effort associated with Sumitomo, the Company recorded additional pre-tax merger expenses of $8.4 million during 1999 which amount remained accrued at December 31, 1999. Those costs are comprised of $2.3 million for severance and other employee benefits; $1.7 million in equipment and occupancy costs; $451 thousand in integration of business operations; $3.1 million in integration of information systems; $295 thousand in legal and other professional fees; and $546 thousand in other integration costs. The Company expects that substantially all of the unpaid merger expenses at December 31, 1999, will be paid in 2000.


(3)   INVESTMENT SECURITIES

      Investment securities as of December 31, 1999, are summarized as follows (in thousands):

                                                                    HELD TO MATURITY
                                                    ----------------------------------------------
                                                                  GROSS       GROSS      ESTIMATED
                                                    AMORTIZED  UNREALIZED   UNREALIZED     MARKET
                                                       COST       GAINS       LOSSES       VALUE
                                                    ---------- ----------   ----------   ---------
      U.S. Treasury securities                      $    1,497        --            2        1,495
      U.S. government agencies and corporations:
          Small Business Administration
            loan-backed securities                     439,818     7,077        2,284      444,611
          Other agency securities                    1,269,677       445       36,903    1,233,219
      States and political subdivisions                313,743     1,265        6,146      308,862
      Mortgage-backed securities                     1,305,709     4,448        7,836    1,302,321
                                                    ----------    ------    ---------    ---------
                                                    $3,330,444    13,235       53,171    3,290,508
                                                    ==========    ======    =========    =========

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



                                                                  AVAILABLE FOR SALE
                                                     ----------------------------------------------
                                                                   GROSS       GROSS      ESTIMATED
                                                     AMORTIZED  UNREALIZED   UNREALIZED     MARKET
                                                        COST       GAINS       LOSSES       VALUE
                                                     ---------  ----------   ----------   ---------
      U.S. Treasury securities                       $ 93,106         178          455       92,829
      U.S. government agencies and corporations        50,682          28          920       49,790
      States and political subdivisions               102,108         165        5,025       97,248
      Mortgage - and other asset-backed
        securities                                    146,920         350        4,453      142,817
                                                     --------      ------      -------      -------
                                                      392,816         721       10,853      382,684
      Equity securities:
         Mutual funds:
            Accessor Funds, Inc.                      140,935         186        2,447      138,674
         Stock                                        242,700      14,921           49      257,572
                                                     --------      ------      -------      -------
                                                     $776,451      15,828       13,349      778,930
                                                     ========      ======      =======      =======

      Investment securities as of December 31, 1998, are summarized as follows (in thousands):

                                                                         HELD TO MATURITY
                                                      --------------------------------------------------
                                                                       GROSS       GROSS       ESTIMATED
                                                       AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                                          COST         GAINS       LOSSES        VALUE
                                                      ----------    ----------   ----------    ---------
      U.S. Treasury securities                        $   62,412         155             --       62,567
      U.S. government agencies and corporations:
          Small Business Administration
            loan-backed securities                       358,161       1,065          3,110      356,116
          Other agency securities                        940,059       5,753          1,984      943,828
      States and political subdivisions                  331,314       9,134            128      340,320
      Mortgage-backed securities                       1,158,810       7,787            266    1,166,331
                                                      ----------      ------      ---------    ---------
                                                      $2,850,756      23,894          5,488    2,869,162
                                                      ==========      ======      =========    =========

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



                                                                      AVAILABLE FOR SALE
                                                      --------------------------------------------------
                                                                       GROSS       GROSS      ESTIMATED
                                                       AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                                          COST         GAINS       LOSSES       VALUE
                                                      ----------    ----------   ----------   ---------
      U.S. Treasury securities                         $ 97,859       1,843            4       99,698
      U.S. government agencies and corporations:
          Small Business Administration
            originator fees certificates                 84,933          --       16,283       68,650
          Other agencies                                277,001       1,942        1,078      277,865
      States and political subdivisions                  66,590       1,444           47       67,987
      Mortgage- and other asset-backed securities       179,389       1,248          401      180,236
                                                       --------      ------      -------      -------
                                                        705,772       6,477       17,813      694,436
      Equity securities:
         Mutual funds:
            Accessor Funds, Inc.                        116,566       1,865           10      118,421
         Federal Home Loan Bank stock                   100,579          --           --      100,579
         Other stock                                     36,804       3,817           --       40,621
                                                       --------      ------      -------      -------
                                                       $959,721      12,159       17,823      954,057
                                                       ========      ======      =======      =======

      The amortized cost and estimated market value of investment securities as of December 31, 1999, by contractual maturity, excluding equity securities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

                                                       HELD TO MATURITY           AVAILABLE FOR SALE
                                                   -------------------------    ----------------------
                                                                     GROSS        GROSS      ESTIMATED
                                                    AMORTIZED     UNREALIZED    UNREALIZED    MARKET
                                                       COST          GAINS        LOSSES      VALUE
                                                   ----------     ----------    ----------   --------
      Due in one year or less                      $  557,604        556,200      116,892     116,560
      Due after one year through five years         1,989,885      1,957,853      146,134     143,387
      Due after five years through ten years          423,039        420,722       75,091      71,331
      Due after ten years                             359,916        355,733       54,699      51,406
                                                   ----------      ---------      -------     -------
                                                   $3,330,444      3,290,508      392,816     382,684
                                                   ==========      =========      =======     =======

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      Gross gains of $2.4 million, $9.4 million, and $9.1 million and gross losses of $5.4 million, $5.3 million, and $8.2 million were recognized on sales and write downs of investment securities for the years ended December 31, 1999, 1998, and 1997, respectively.

      Included in other noninterest income for 1999 is $42.6 million of net gains from securities held by the Company's venture capital subsidiary, Wasatch Venture Corporation. Consolidated net income for 1999 includes approximately $22.9 from Wasatch Venture Corporation's operations for the year.

      As of December 31, 1999 and 1998, securities with an amortized cost of $1,730 million and $1,233 million, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law.


(4)   LOANS AND ALLOWANCE FOR LOAN LOSSES

      Loans are summarized as follows (in thousands):

                                                         1999            1998
                                                     -----------      ----------
        Loans held for sale                          $   204,800         232,253
        Commercial, financial, and agricultural        3,036,229       2,844,046
        Real estate
           Construction                                1,722,295         960,236
           Other                                       6,902,855       6,332,798
         Consumer                                        597,375         571,097
         Lease financing                                 274,732         214,124
         Foreign                                          52,697          44,368
         Other receivables                                62,142          70,623
                                                     -----------      ----------
                                                     $12,853,125      11,269,545
                                                     ===========      ==========

      As of December 31, 1999 and 1998, loans with a carrying value of $1,140 million and $63 million, respectively, were pledged as security for Federal Home Loan Bank advances.

      During 1999, 1998, and 1997, sales of loans held for sale totaled $879 million, $1,238 million, and $733 million, respectively. Consumer and other loan securitizations totaled $982 million in 1999, $884 million in 1998, and $951 million in 1997, and relate primarily to loans sold under revolving securitization structures. Gain on the sales, excluding servicing, of both loans held for sale and loan securitizations amounted to $24.2 million in 1999, $36.2 million in 1998, and $28.3 million in 1997.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      The allowance for loan losses is summarized as follows (in thousands):

                                                             1999         1998        1997
                                                           ---------    --------     -------
        Balance at beginning of year                       $212,557       88,622      76,963
        Allowance for loan losses of companies acquired       2,623      125,691      14,316
        Additions:
           Provision for loan losses                         17,956       14,034       5,930
           Recoveries                                        16,544        9,416       5,971
        Deductions:
           Loan charge-offs                                 (45,566)     (25,206)    (14,558)
                                                           --------     --------     -------
        Balance at end of year                             $204,114      212,557      88,622
                                                           ========     ========     =======

      At December 31, 1999, 1998, and 1997, the allowance for loan losses includes an allocation of $23 million, $20 million, and $9 million, respectively, related to commitments to extend credit and standby letters of credit.

      The Company's total recorded investment in impaired loans amounted to $57 million and $41 million as of December 31, 1999 and 1998, respectively. Included in the allowance for loan losses as of December 31, 1999 and 1998, is a required allowance of $16 million and $5 million, respectively, on $22 million and $11 million, respectively, of the recorded investment in impaired loans. Contractual interest due and interest foregone on impaired loans totaled $5.3 million and $3.2 million, respectively, for 1999, $3.8 million and $2.1 million, respectively, for 1998, and $554 thousand and $244 thousand, respectively, for 1997. The average recorded investment in impaired loans amounted to $27 million in 1999, $18 million in 1998, and $7 million in 1997.


(5)   CONCENTRATIONS OF CREDIT RISK

      Credit risk represents the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. Concentrations of credit risk (whether on- or off-balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have significant exposure to any individual customer or counterparty.

      Most of the Company's business activity is with customers located within the states of Utah, Idaho, California, Colorado, Arizona, Nevada, and Washington. The commercial loan portfolio is well diversified, consisting of 11 major industry classification groupings. As of December 31, 1999, the larger concentrations of risk in the commercial loan and leasing portfolio are represented by the real estate, construction, business services and transportation industry groupings. The Company has minimal credit exposure from lending transactions with highly leveraged entities. The majority of foreign loans are supported by domestic real estate or letters of credit.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



(6)   PREMISES AND EQUIPMENT

      The following table presents comparative data for premises and equipment (in thousands):


                                                               1999          1998
                                                             --------      -------
        Land                                                 $ 50,209       47,931
        Buildings                                             150,399      134,618
        Furniture and equipment                               263,270      224,160
        Leasehold improvements                                 64,887       55,800
                                                             --------      -------
              Total                                           528,765      462,509

        Less accumulated depreciation and amortization        241,317      212,613
                                                             --------      -------
              Net book value                                 $287,448      249,896
                                                             ========      =======

(7)   MORTGAGE SERVICING RIGHTS

      Mortgage servicing rights, included in other assets in the accompanying balance sheets, are summarized as follows (in thousands):

                                                  1999            1998
                                                --------        -------
        Balance at beginning of year            $ 15,314         10,595
        Additions                                  2,223          9,231
        Obtained through acquisition                  --          1,595
        Amortization                              (1,054)        (5,484)
        Sales                                    (14,619)          (623)
                                                --------        -------
         Balance at end of year                 $  1,864         15,314
                                                ========        =======

      At December 31, 1999 and 1998, the aggregate fair value of mortgage servicing rights was $2.5 million and $20.4 million, respectively. Fair values are determined by discounted anticipated future net cash flows from mortgage servicing activities considering market consensus loan prepayment predictions, interest rates, servicing costs, and other economic factors.


(8)   DEPOSITS

      At December 31, 1999, the scheduled maturities of all time deposits are as follows (in thousands):

         2000                                                 $2,452,435
         2001                                                    279,733
         2002                                                     82,069
         2003                                                     65,653
         2004 and thereafter                                      35,386
                                                              ----------
                                                              $2,915,276
                                                              ==========

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      The aggregate amount of time deposits with a denomination of $100,000 or more was $1,079 million and $1,637 million at December 31, 1999 and 1998, respectively. At December 31, 1999, the contractual maturities of these deposits were as follows: $447 million in 3 months or less, $229 million over 3 months through 6 months, $334 million over 6 months through 12 months and $69 million over 12 months.

      Deposit overdrafts that have been reclassified as loan balances were $21 million and $23 million at December 31, 1999 and 1998, respectively.


(9)   SHORT-TERM BORROWINGS

      Short-term borrowings generally mature in less than 30 days. The following table shows selected information for these borrowings (in thousands):

                                                         1999          1998           1997
                                                      ----------     ---------     ---------
        Federal funds purchased:
          Average amount outstanding                  $  717,085       401,412       297,399
          Weighted average rate                             4.91%         4.61%         5.46%
          Highest month-end balance                      866,716       594,503       487,098
          Year-end balance                               825,997       337,283       294,129
          Weighted average rate on outstandings at
            year-end                                        4.69%         4.58%         5.83%


        Security repurchase agreements:
          Average amount outstanding                  $1,651,514     1,507,196     1,907,410
          Weighted average rate                             4.44%         4.77%         5.17%
          Highest month-end balance                    2,462,928     1,771,702     2,277,067
          Year-end balance                             1,366,653       992,671     1,067,060
          Weighted average rate on outstandings at          4.53%         4.40%         5.70%
            year-end

      The Company participates in overnight and term security repurchase agreements. Most of the overnight agreements are performed with sweep accounts in conjunction with a master repurchase agreement. In this case, securities under the Company's control are pledged for and interest is paid on the collected balance of the customers' accounts. For term repurchase agreements, securities are transferred to the applicable counterparty.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



(10)  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

      The following table presents comparative data for FHLB advances and other borrowings over one year (in thousands):

                                                                1999       1998
                                                              --------    ------
        FHLB advances payable by subsidiaries, 4.97%-7.30%    $100,622    44,696
        Notes payable, 5.60%-8.32%                              12,000    12,100
                                                              --------    ------
                                                              $112,622    56,796
                                                              ========    ======

      Federal Home Loan Bank advances as of December 31, 1999 are borrowed by Zions First National Bank (ZFNB) and Vectra Bank Colorado, N.A. (Vectra), wholly-owned subsidiaries, under their lines of credit with the Federal Home Loan Bank of Seattle and Topeka, respectively. The lines of credit are secured under a blanket pledge whereby ZFNB and Vectra maintain unencumbered collateral with carrying amount, which has been adjusted using a pledge requirement percentage based upon the types of collateral pledged, equal to at least 100 percent of outstanding advances.

      Interest expense on FHLB advances and other borrowings over one year was $4.8 million, $6.6 million, and $8.2 million for the years ended December 31, 1999, 1998, and 1997, respectively.

      Maturities of Federal Home Loan Bank advances and other borrowings over one year are as follows (in thousands):

         2000                                               $ 70,342
         2001                                                  3,813
         2002                                                  3,005
         2003                                                  3,364
         2004                                                  2,632
         Thereafter                                           29,466
                                                            --------
                                                            $112,622
                                                            ========

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



(11)  LONG-TERM DEBT

      Long-term debt is summarized as follows (in thousands):

                                                                  1999       1998
                                                                --------    -------
        Guaranteed preferred beneficial interests in
          junior subordinated deferrable interest debentures    $223,000    223,000
        Subordinated notes:
           Floating rate subordinated notes,
             maturity 2005-2008                                  177,000    177,000
           8.625%-9.00% subordinated notes,
             maturity in 1998-2002                                50,100     50,150
        Capital leases and other notes payable                     3,371      3,585
                                                                --------    -------
                                                                $453,471    453,735
                                                                ========    =======

      The guaranteed preferred beneficial interests in junior subordinated deferrable interest debentures include $200 million of 8.536 percent debentures issued by Zions Institutional Capital Trust A (ZICTA), $5.5 million of 10.25 percent debentures issued by GB Capital Trust (GBCT), and $17.5 million of 9.50 percent debentures issued by VBC Capital I Trust (VBCCIT).

      The ZICTA debentures are direct and unsecured obligations of ZFNB and are subordinate to the claims of depositors and general creditors. The Company has irrevocably and unconditionally guaranteed all of ZFNB's obligations under the debentures. The GBCT and VBCCIT debentures are direct and unsecured obligations of the Company through the acquisition of GB Bancorporation and Vectra Banking Corporation, and are subordinate to other indebtedness and general creditors of the Company. ZICTA, GBCT, and VBCCIT debentures have the right, with the approval of banking regulators, to early redemption in 2006, 2007, and 2002, respectively. ZICTA and GBCT debentures require semiannual interest payments and mature on December 15, 2026 and January 15, 2027, respectively. VBCCIT debentures require quarterly interest payments and mature on April 30, 2027.

      Floating-rate subordinated notes consist of $67 million callable in 2000 and $110 million callable in 2003. These notes require quarterly interest payments. Subordinated notes also include $50.1 million of 8.625 percent notes which are not redeemable prior to maturity and require semiannual interest payments. All subordinated notes are unsecured.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      Interest expense on long-term debt was $35.1 million, $29.1 million, and $22.4 million for the years ended December 31, 1999, 1998, and 1997, respectively.

      Maturities and sinking fund requirements on long-term debt at December 31, 1999 for each of the succeeding five years are as follows (in thousands):

                                                                            PARENT
                                                             CONSOLIDATED    ONLY
                                                             ------------   -------
         2000                                                  $     590        100
         2001                                                        456          -
         2002                                                     50,481     50,000
         2003                                                        516          -
         2004                                                        522          -
         Thereafter                                              400,906    177,000
                                                               ---------    -------
                                                               $ 453,471    227,100
                                                               =========    =======

(12)  COMMITMENTS AND CONTINGENT LIABILITIES

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

      Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of the Company's customers are as follows (in thousands):

                                                  1999           1998
                                               ----------      ---------
        Commitments to extend credit           $5,810,745      4,765,945
        Standby letters of credit:
           Performance                             79,184        219,820
           Financial                              110,676        104,530
        Commercial letters of credit               17,689         25,294

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

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      Establishing commitments to extend credit gives rise to credit risk. As of December 31, 1999, a significant portion of the Company's commitments is expected to expire without being drawn upon; commitments totaling $3.5 million expire in 2000. As a result, the Company's actual future credit exposure or liquidity requirements will be lower than the contractual amounts of the commitments. The Company uses the same credit policies and procedures in making commitments to extend credit and conditional obligations as it does for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.

      Standby and commercial letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include commitments in the amount of $183.3 million expiring in 2000 and $6.6 million expiring thereafter through 2007. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary.

      Notional values of interest rate contracts are summarized as follows (in thousands):

                                                 1999             1998
                                               --------        ---------
        Caps and floors - written              $875,634          707,137
        Swaps                                   711,228        1,364,584
        Forwards                                 14,885          133,204

      The Company enters into interest rate caps and floors, exchange contracts (swaps), and forward agreements as part of its overall asset and liability duration and interest rate risk management strategy. These transactions enable the Company to manage asset and liability durations, and transfer, modify, or reduce its interest rate risk. With the exception of interest rate caps and floors, these instruments are used to hedge asset and liability portfolios and, therefore, are not marked to market. The notional amounts of the contracts are used to express volume, but the amounts potentially subject to credit risk are much smaller. Exposure to credit risk arises from the possibility of nonperformance by counterparties to the interest rate contracts. The Company controls this credit risk (except futures contracts and interest rate cap and floor contracts written, for which credit risk is de minimus) through credit approvals, limits, and monitoring procedures. As the Company generally enters into transactions only with high-quality counterparties, no losses associated with counterparty nonperformance on interest rate contracts have occurred. Nevertheless, the related credit risk is considered and provided for in the allowance for loan losses.

      Interest rate caps and floors obligate one of the parties to the contract to make payments to the other if an interest rate index exceeds a specified upper "capped" level or if the index falls below a specified "floor" level. The interest rate caps and floors to which the Company is a party at December 31, 1999, have remaining terms of three to twenty-three years.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      Interest rate swaps generally involve the exchange of fixed and variable rate interest payment obligations based on an underlying notional value, without the exchange of the notional value. Entering into interest rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contract but also the interest rate risk associated with unmatched positions. Swaps to which the Company is a party at December 31, 1999, have remaining terms ranging from one to six years.

      Forwards are contracts for the delayed delivery of financial instruments in which the seller agrees to deliver on a specified future date, a specified instrument, at a specified price or yield. As of December 31, 1999, the Company's forward contracts have remaining terms ranging from one to four months.

      As a market maker in U.S. government, agency, and municipal securities, the Company enters into agreements to purchase and sell such securities. As of December 31, 1999 and 1998, the Company had outstanding commitments to purchase securities of $240 million and $533 million, respectively, and outstanding commitments to sell securities of $243 million and $529 million, respectively. These agreements at December 31, 1999, have remaining terms of one month or less.

      The contract or notional amount of financial instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the actual level of risk. As of December 31, 1999 and 1998, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments described herein totaled $1,389 million and $876 million, respectively.

      The Company has a total of $50 million available in lines of credit from two separate institutions. At December 31, 1999, the Company had drawn $25 million on these lines, with interest rates ranging from 5.17 percent to
      6.64 percent. There were no compensating balance arrangements on either of these lines of credit.

      At December 31, 1999, the Company was required to maintain a cash balance of $38 million with the Federal Reserve Banks to meet minimum balance requirements in accordance with Federal Reserve Board regulations.

      The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material adverse effect on its consolidated financial position, operations, or liquidity.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      The Company has commitments for leasing premises and equipment under the terms of noncancelable capital and operating leases expiring from 2000 to 2067. Premises leases under capital leases were recorded at $15 million, net of $13 million accumulated amortization at December 31, 1999. Amortization charge applicable to premises leased under capital leases is included in depreciation expense. Future aggregate minimum rental payments under existing noncancelable leases at December 31, 1999 are as follows (in thousands):

                                                                CAPITAL      OPERATING
                                                                LEASES        LEASES
                                                               --------      ---------
           2000                                                $    719        20,753
           2001                                                     671        18,491
           2002                                                     671        16,917
           2003                                                     671        15,510
           2004                                                     671        14,262
           Thereafter                                             3,701        62,379
                                                               --------       -------
                                                                  7,104       148,312
           Amounts representing interest                         (3,988)            -
                                                               --------       -------
           Present value of net minimum lease payments         $  3,116       148,312
                                                               ========       =======

      Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: 2000, $1.0 million; 2001, $739 thousand; 2002, $481 thousand; 2003, $307 thousand; 2004, $269 thousand; and thereafter $5.8 million. Aggregate rental expense on operating leases amounted to $40.3 million, $33.3 million, and $18.3 million for the years ended December 31, 1999, 1998, and 1997, respectively.


(13)  STOCK OPTIONS

      The Company adopted a qualified stock option plan in 1981, under which stock options may be granted to key employees; and a nonqualified plan under which options may be granted to nonemployee directors. Under the qualified plan and nonqualified plan, respectively, 3,244,000 and 400,000 shares of common stock were reserved.

      No compensation expense was recorded for the qualified and nonqualified option plans, as the exercise price was equal to the quoted market price of the stock at the time of grant. Options granted are generally exercisable in increments from one to four years after the date of grant and expire six years after the date of grant. Under the nonqualified plan, options expire five to ten years from the date of grant. At December 31, 1999, there were 86,573 and 259,000 additional shares available for grant under the qualified and nonqualified plan, respectively.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      During 1998, the Company adopted a broad-based employee stock option plan in substitution of an employee profit-sharing plan, which assets were comprised of Company common stock. Substantially all participants of the employee profit-sharing plan are eligible to participate in the employee stock option plan. The Company bases participation in the employee stock option plan upon employment for a full year prior to the option grant date with service of 20 hours a week or more. Stock options will be granted to eligible employees based on an internal job grade structure. All options vest at a rate of one third each year with expiration at four years after grant date. At December 31, 1999, there were 1,500,000 options authorized with 399,763 options outstanding. The plan is noncompensatory and results in no expense to the Company, as the exercise price of the options is equal to the quoted market price of the stock at the option grant date.

      The per share weighted-average fair value of stock options granted during 1999, 1998, and 1997 was $28.01, $17.82, and $10.56, respectively, on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in 1999, 1998, and 1997: expected dividend yield ranging from 1.4% to 1.8%; expected volatility ranging from 22.2% to 39.3%; risk-free interest rates ranging from 5.2% to 6.5% and expected life ranging from 1 to 5.5 years.

      Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            1999            1998            1997
                                          --------         -------         -------
        Net income (in thousands):
          As reported                     $194,064         143,353         131,403
          Pro forma                        185,136         138,549         130,163

        Earnings per share:
          As reported:
            Basic                             2.29            1.77            1.95
            Diluted                           2.26            1.75            1.92
          Pro forma:
            Basic                             2.19            1.71            1.93
            Diluted                           2.16            1.69            1.91

      Pro forma amounts reflect only stock-based compensation grants made after 1994. The full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost of options granted prior to January 1, 1995 is not considered.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      The following table is a summary of the Company's stock option activity and related information for the three years ended December 31, 1999:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                NUMBER OF       EXERCISE
                                                                  SHARES         PRICE
                                                                ---------       --------
         Balance at December 31, 1996                           1,532,373        10.35
            Acquired                                              184,991        12.54
            Granted                                               581,182        28.87
            Exercised                                            (373,656)        8.59
            Forfeited                                             (47,767)       13.25
                                                                ---------
         Balance at December 31, 1997                           1,877,123        16.57
            Acquired                                              430,998        11.35
            Granted                                             1,343,612        45.62
            Exercised                                            (659,168)       11.38
            Forfeited                                             (25,964)       32.82
                                                                ---------
         Balance at December 31, 1998                           2,966,601        29.98
            Acquired                                               64,652        27.26
            Granted                                             1,172,542        65.29
            Exercised                                            (625,537)       20.06
            Forfeited                                            (232,567)       42.32
                                                                ---------
         Balance at December 31, 1999                           3,345,691        43.30
                                                                =========
         Outstanding options exercisable as of:
            December 31, 1999                                   1,222,187        26.62
            December 31, 1998                                   1,116,087        14.90
            December 31, 1997                                     671,333        10.04

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      Selected information on stock options as of December 31, 1999 follows:

                                    OUTSTANDING OPTIONS                EXERCISABLE OPTIONS
                          ----------------------------------------  ------------------------
                                                         WEIGHTED-
                                          WEIGHTED-       AVERAGE                   WEIGHTED-
                            NUMBER         AVERAGE       REMAINING     NUMBER        AVERAGE
           EXERCISE           OF          EXERCISE      CONTRACTUAL      OF         EXERCISE
         PRICE RANGE        SHARES          PRICE          LIFE        SHARES         PRICE
       ----------------    ---------      ---------     -----------   ---------     ---------
       $2.38  to $ 3.81       32,943         3.29       2.83 years       29,343        3.40
       $4.06  to $ 6.19       24,893         4.93       7.83             24,893        4.93
       $6.42  to $ 9.63       65,998         8.25       4.74             65,998        8.25
       $ 9.94 to $14.78      287,486        12.05       3.55            274,912       11.99
       $16.79 to $23.08      373,832        19.14       4.68            212,659       18.90
       $25.68 to $38.58      452,225        30.32       3.61            239,909       29.76
       $39.13 to $56.03    1,196,135        47.58       4.83            363,786       45.59
       $60.31 to $69.13      912,179        68.61       5.14             10,687       67.83
                           ---------                                  ---------
                           3,345,691        43.30       4.96 years    1,222,187       26.62
                          ==========                                  =========

(14)  NET INCOME PER COMMON SHARE

      Basic and diluted net income per common share, based on the weighted-average outstanding shares, are summarized as follows (in thousands, except per share amounts):

                                                           1999        1998       1997
                                                         --------    -------    -------
        Basic:
          Net income                                     $194,064    143,353    131,403
          Less preferred dividends                             34         46         41
                                                         --------    -------    -------
          Net income applicable to common stock          $194,030    143,307    131,362
                                                         ========    =======    =======
          Average common shares outstanding                84,613     80,788     67,303
                                                         ========    =======    =======
          Net income per common share - basic            $   2.29       1.77       1.95
                                                         ========    =======    =======

         Diluted:
          Net income applicable to common stock          $194,030    143,307    131,362
                                                         ========    =======    =======
          Average common shares outstanding                84,613     80,788     67,303
          Stock option adjustment                           1,082      1,130        955
                                                         --------    -------    -------
          Average common shares outstanding - diluted      85,695     81,918     68,258
                                                         ========    =======    =======
          Net income per common share - diluted          $   2.26       1.75       1.92
                                                         ========    =======    =======

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



(15)  SHAREHOLDER RIGHTS PROTECTION PLAN

      The Company has in place a Shareholder Rights Protection Plan. The Shareholder Rights Protection Plan contains provisions intended to protect shareholders in the event of unsolicited offers or attempts to acquire the Company, including offers that do not treat all shareholders equally, acquisitions in the open market of shares constituting control without offering fair value to all shareholders, and other coercive or unfair takeover tactics that could impair the Board of Directors' ability to represent shareholders' interests fully. The Shareholder Rights Protection Plan provides that attached to each share of common stock is one right (a "Right") to purchase one one-hundredth of a share of participating preferred stock for an exercise price of $90, subject to adjustment.

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

(16)  INCOME TAXES
      Income taxes are summarized as follows (in thousands):

                                    1999           1998           1997
                                  --------        ------         ------
        Federal:
          Current                 $ 46,485        64,855         61,746
          Deferred                  43,648        (4,978)        (1,610)
        State                       19,365         9,755          7,531
                                  --------        ------         ------
                                  $109,498        69,632         67,667
                                  ========       =======        =======

      A reconciliation between income tax expense computed using the statutory federal income tax rate of 35 percent and actual income tax expense is as follows (in thousands):

                                                           1999         1998        1997
                                                        ---------      ------      ------
        Income tax expense at statutory federal rate    $ 107,979      74,694      69,675
        State income taxes, net                            12,587       6,341       4,895
        Nondeductible expenses                             11,232       8,643       2,738
        Nontaxable interest                               (13,893)     (9,125)     (6,526)
        Tax credits and other taxes                        (1,819)     (1,877)     (1,826)
        Corporate reorganization                           (6,416)     (6,117)         --
        Decrease in valuation allowance                        --      (1,992)       (761)
        Other items                                          (172)       (935)       (528)
                                                        ---------      ------      ------
              Income tax expense                        $ 109,498      69,632      67,667
                                                        =========     =======     =======

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998, are presented below (in thousands):

                                                                 1999           1998
                                                              ---------       --------
        Gross deferred tax assets:
           Book loan loss deduction in excess of tax          $  78,979         78,299
           Postretirement benefits                                  722          9,258
           Deferred compensation                                  8,996          8,577
           Deferred loan fees                                     2,498          5,059
           Deferred agreements                                    2,650          3,046
           Capital leases                                         1,648          3,268
           Other real estate owned                                4,584          4,890
           Accrued severance costs                                1,685          3,361
           Other                                                 23,452         18,673
                                                              ---------       --------
             Total deferred tax assets                          125,214        134,431

        Gross deferred tax liabilities:
           Core deposits and purchase accounting                (23,281)       (23,719)
           Premises and equipment, due to differences in
             depreciation                                        (4,566)        (7,667)
           FHLB stock dividends                                 (21,320)       (18,100)
           Leasing operations                                   (33,416)       (28,267)
           Security investments                                 (19,199)            --
           Prepaid pension reserves                              (2,016)        (1,405)
           Mortgage servicing                                      (745)        (2,176)
           Other                                                 (6,698)        (6,529)
                                                              ---------       --------
             Total deferred tax liabilities                    (111,241)       (87,863)
                                                              ---------       --------
        Statement No. 115 market equity adjustment                2,628          2,216
                                                              ---------       --------
             Net deferred tax assets                          $  16,601         48,784
                                                              =========       ========

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

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



(17)  REGULATORY MATTERS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

      As of December 31, 1999, the Company's capital ratios significantly exceeded the minimum capital levels and is considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Company's category.

      The actual capital amounts and ratios of the Company and significant banking subsidiaries are as follows (in thousands):

                                                                          FOR CAPITAL           TO BE WELL
                                                       ACTUAL          ADEQUACY PURPOSES       CAPITALIZED
                                              --------------------   --------------------   ------------------
                                                 AMOUNT     RATIO      AMOUNT      RATIO      AMOUNT     RATIO
                                              ----------    ------   ----------    ------   ----------   -----
        As of December 31, 1999:
           Total capital (to risk-weighted
             assets)
              The Company                     $1,646,581    11.29%   $1,167,056    8.00%    $1,458,820   10.00%
              Zions First National Bank          692,026    14.73       375,744    8.00        469,680   10.00
              California Bank & Trust            527,964    10.32       409,093    8.00        511,367   10.00
           Tier I capital (to
             risk-weighted assets)
              The Company                      1,260,090     8.64       583,528    4.00        875,292    6.00
              Zions First National Bank          432,845     9.22       187,872    4.00        281,808    6.00
              California Bank & Trust            353,777     6.92       204,547    4.00        306,820    6.00
           Tier I capital (to average
             assets)
              The Company                      1,260,090     6.16       613,398    3.00      1,022,331    5.00
              Zions First National Bank          432,845     5.61       231,406    3.00        385,676    5.00
              California Bank & Trust            353,777     5.68       186,973    3.00        311,622    5.00

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



                                                                       FOR CAPITAL          TO BE WELL
                                                    ACTUAL          ADEQUACY PURPOSES       CAPITALIZED
                                              ------------------    -----------------   -------------------
                                                 AMOUNT    RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                              ----------   -----    --------    -----   ----------   ------
        As of December 31, 1998:
           Total capital (to risk-weighted
             assets)
              The Company                     $1,412,508   11.34%   $996,180    8.00%   $1,245,225    10.00
              Zions First National Bank          619,784   15.15     327,213    8.00       409,016    10.00
              California Bank & Trust            461,981   10.43     354,427    8.00       443,034    10.00
           Tier I capital (to
             risk-weighted assets)
              The Company                      1,046,600    8.40     498,090    4.00       747,135     6.00
              Zions First National Bank          369,900    9.04     163,607    4.00       245,410     6.00
              California Bank & Trust            297,294    6.71     177,213    4.00       265,820     6.00
           Tier I capital (to average
             assets)
              The Company                      1,046,600    5.91     531,363    3.00       885,605     5.00
              Zions First National Bank          369,900    5.56     199,729    3.00       332,881     5.00
              California Bank & Trust            297,294    5.14     173,527    3.00       289,212     5.00

      Dividends declared by the Company's national banking subsidiaries in any calendar year may not, without the approval of the appropriate federal regulator, exceed their net earnings for that year combined with their net earnings less dividends paid for the preceding two years. At December 31, 1999, the Company's subsidiaries had approximately $55.5 million available for the payment of dividends under the foregoing restrictions.


(18)  RETIREMENT PLANS

      The Company has a noncontributory defined benefit pension plan for eligible employees. Plan benefits are based on years of service and employees' compensation levels. Benefits vest under the plan upon completion of five years of service. Plan assets consist principally of corporate equity and debt securities and cash investments.

      Effective January 1, 1997, the plan was amended such that plan benefits are now defined as a lump-sum cash value or an annuity at age 65. The 1997 income from curtailment resulted from the merger of Grossmont Bank plan participants into the Company's plan at December 31, 1997.

      On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (Statement) No. 132. Statement No. 132 revises employer's disclosures about pension and other postretirement benefit plans. Statement No. 132 does not change the method of accounting for such plans.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      The following table presents the change in the plan's benefit obligation for the years ended December 31, 1999 and 1998, as follows (in thousands):

                                                                   1999           1998
                                                                ---------       --------
        Benefit obligation at beginning of year                 $ 108,973         66,267
        Service cost                                                8,294          5,587
        Interest cost                                               7,397          5,192
        Acquisitions                                                   --         41,626
        Actuarial gain                                             (7,379)        (5,536)
        Benefits paid                                             (10,895)        (4,163)
                                                                ---------       --------
             Benefit obligation at end of year                  $ 106,390        108,973
                                                                =========       ========

      Plan assets included 88,558 shares of Company common stock as of December 31, 1999 and 86,760 shares as of December 31, 1998. The following table presents the change in plan assets for the years ended December 31, 1999 and 1998, as follows (in thousands):

                                                                   1999           1998
                                                                ---------       --------
        Fair value of plan assets at beginning of year          $ 107,245         72,966
        Actual return on plan assets                               25,595         10,534
        Acquisitions                                                   --         27,831
        Employer contributions                                     17,044             77
        Benefits paid                                             (10,895)        (4,163)
                                                                ---------       --------
                  Fair value of plan assets at end of year      $ 138,989        107,245
                                                                =========       ========

      The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 1999 and 1998, as follows (in thousands):

                                                                   1999           1998
                                                                ---------       --------
        Funded status                                           $  32,599       $ (1,728)
        Unrecognized net actuarial (gain) loss                    (21,302)         2,372
        Unrecognized net transition asset                              --           (431)
        Unrecognized prior service cost                            (2,646)        (3,031)
                                                                ---------       --------
                  Net prepaid cost (accrued liability)          $   8,651         (2,818)
                                                                =========       ========

      The ending net accrued liability and net prepaid benefit cost at December 31, 1999 and 1998, respectively, is fully recognized in the Company's respective consolidated balance sheets.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      Net periodic benefit cost recognized for the years ended December 31, 1999, 1998, and 1997, includes the following components (in thousands):

                                                    1999         1998         1997
                                                  -------       ------       ------
        Service cost                              $ 8,294        5,587        3,042
        Interest cost                               7,397        5,192        4,066
        Expected return on plan assets             (9,300)      (6,851)      (5,076)
        Amortization of prior service cost           (385)        (385)        (384)
        Amortization of transitional asset           (431)        (625)        (625)
        Recognized actuarial loss                      --           39          260
                                                  -------       ------       ------
        Net periodic benefit cost recognized      $ 5,575        2,957        1,283
                                                  =======       ======       ======

      The weighted average discount rate used in determining the pension benefit obligation was 8.00 percent and 6.75 percent in 1999 and 1998, respectively. The rate of compensation increase and the expected long-term rate of return were 5.00 percent and 9.00 percent, respectively, for both 1999 and 1998. Any net transition asset or obligation and any unrecognized prior service cost are being amortized on a straight-line basis. Unrecognized gains and losses are amortized using the minimum recognition method described in paragraph 32 of Statement of Financial Accounting Standards No. 87.

      The Company also sponsors three unfunded, nonqualified supplemental executive retirement plans, which restore pension benefits limited by federal tax law. At December 31, 1999 and 1998, the Company's liability included in accrued expenses totaled $5.7 million and $5.4 million, respectively.

      In addition to the Company's defined benefit pension plan, the Company sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time employees hired before January 1, 1993, who meet minimum age and service requirements. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Plan coverage is provided by self-funding or health maintenance organizations (HMOs) options. Reductions in the Company's obligations to provide benefits resulting from cost sharing changes have been applied to reduce the plan's unrecognized transition obligation. During 1999, the Company adopted several plan changes that reduced the liability for retiree medical coverage. The Company's retiree premium contribution rate is frozen at 50 percent of 1996 dollar amounts until 2003, when all retiree medical coverage will be fully paid by retirees.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      The following table presents the change in the plan's benefit obligation for the years ended December 31, 1999 and 1998, as follows (in thousands):

                                                           1999           1998
                                                         --------       -------
        Benefit obligation at beginning of year          $ 12,306         3,817
        Service cost                                           91           114
        Interest cost                                         852           230
        Acquisitions                                           --         8,833
        Actuarial gain                                       (385)         (389)
        Benefits paid                                        (149)         (299)
        Curtailments                                       (3,594)           --
                                                         --------       -------
                  Benefit obligation at end of year      $  9,121        12,306
                                                         ========       =======

      The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 1999 and 1998, as follows (in thousands):

                                                   1999           1998
                                                  -------       -------
        Benefit obligation at end of year         $ 9,121        12,306
        Unrecognized net actuarial gain            (1,889)       (1,821)
                                                  -------       -------
        Accrued benefit cost                      $11,010        14,127
                                                  =======       =======

      Net periodic benefit cost recognized for the years ended December 31, 1999, 1998, and 1997, includes the following components (in thousands):

                                                                      1999       1998       1997
                                                                     --------   --------  ---------
         Service cost                                                $    91        114       111
         Interest cost                                                   852        230       270
         Recognized net gain                                            (317)      (515)     (487)
                                                                     --------   --------  ---------
                Net periodic benefit cost (credit)                       626       (171)     (106)
         Recognized curtailment gain                                  (3,594)         -         -
         Recognized liability due to acquisitions                          -      8,833         -
                                                                     --------   --------  ---------
                Net periodic benefit cost (credit) after
                 recognition of extraordinary items                   (2,968)     8,662      (106)
                                                                     ========   ========  =========

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.0 percent at December 31, 1999 and
      7.0 percent at December 31, 1998.

      The actuarial assumed health care cost trend rate is 6.5 percent for 2000, decreasing to an ultimate level of 5 percent for the years 2003 and thereafter. The effect of a one-percentage point increase and decrease in the assumed health care cost trend rate at December 31, 1999 would be a $2,000 increase and a $2,000 decrease, respectively, to the aggregate service and interest cost components of the net periodic

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      postretirement health care benefit cost and a $25,000 increase and a $25,000 decrease, respectively, to the accumulated postretirement benefit obligation for health care benefits.

      The Company has an Employee Stock Savings Plan and an Employee Investment Savings Plan (PAYSHELTER). Under PAYSHELTER, employees select from a nontax-deferred or tax-deferred plan and several investment alternatives. Employees can contribute from 1 to 15 percent of compensation, which is matched up to 50 percent by the Company for contributions up to 5 percent and 25 percent for contributions greater than 5 percent up to 10 percent. The Company's contributions to the plans amounted to $5.3 million, $3.7 million, and $2.4 million for the years ended December 31, 1999, 1998, and 1997, respectively.


(19)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      Carrying value and estimated fair value of principal financial instruments are summarized as follows (in thousands):

                                                             DECEMBER 31, 1999              DECEMBER 31, 1998
                                                      ----------------------------     --------------------------
                                                        CARRYING       ESTIMATED        CARRYING       ESTIMATED
                                                          VALUE        FAIR VALUE         VALUE        FAIR VALUE
                                                      ------------     -----------     -----------     -----------
        Financial assets:
           Cash and due from banks                    $    898,300         898,300         922,654         922,654
           Money market investments                        525,169         525,169         659,705         659,705
           Investment securities                         4,437,219       4,397,283       3,996,668       4,015,074
           Loans, net                                   12,586,531      12,627,743      11,006,928      11,248,428
                                                      ------------     -----------     -----------     -----------
               Total financial assets                 $ 18,447,219      18,448,495      16,585,955      16,845,861
                                                      ============     ===========     ===========     ===========
        Financial liabilities:
           Demand, savings, and money market          $ 10,936,883      10,936,883       9,939,491       9,939,637
             deposits
           Time deposits                                 2,915,276       2,898,930       4,077,175       4,107,952
           Foreign deposits                                209,780         209,726         204,244         205,812
           Securities sold, not yet purchased              237,020         237,020          29,702          29,702
           Federal funds purchased and security
             repurchase agreements                       2,192,650       2,192,650       1,329,954       1,329,954
           FHLB advances and other borrowings            1,389,327       1,379,127         206,763         209,797
           Long-term debt                                  453,471         446,056         453,735         460,104
                                                      ------------     -----------     -----------     -----------
               Total financial liabilities            $ 18,334,407      18,300,392      16,241,064      16,282,958
                                                      ============     ===========     ===========     ===========
        Off-balance sheet instruments:
           Caps and floors:
              Written                                 $     (7,671)         (7,671)         (3,123)         (3,123)
           Swaps                                                --          (9,641)             --           7,103
           Forwards                                             --              --              --            (331)
                                                      ------------     -----------     -----------     -----------
               Total off-balance sheet instruments    $     (7,671)        (17,312)         (3,123)          3,649
                                                      ============     ===========     ===========     ===========

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



      Financial Assets - The estimated fair value approximates the carrying value of cash and due from banks and money market investments. For securities, the fair value is based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or a discounted cash flow model based on established market rates. The fair value of fixed-rate loans is estimated by discounting future cash flows using the London Interbank Offered Rate (LIBOR) yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. Variable-rate loans reprice with changes in market rates. As such their carrying amounts are deemed to approximate fair value. The fair value of the allowance for loan losses of $204 million and $213 million at December 31, 1999 and 1998, respectively, is the present value of estimated net charge-offs.

      Financial Liabilities - The estimated fair value of demand and savings deposits, securities sold not yet purchased, and federal funds purchased and security repurchase agreements approximates the carrying value. The fair value of time and foreign deposits is estimated by discounting future cash flows using generally the LIBOR yield curve. Substantially all FHLB advances reprice with changes in market interest rates or have short terms to maturity. The carrying value of such indebtedness is deemed to approximate market value. Other borrowings are not significant. The estimated fair value of the subordinated notes is based on a quoted market price. The remaining long-term debt is not significant.

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

      Limitations - These fair value disclosures represent management's best estimates, based on relevant market information and information about the financial instruments. However, because no markets exist for the Company's financial instruments, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of the various instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates.

      Further, the calculations do not represent the underlying value of the Company. Other significant assets and liabilities, which are not considered financial assets or liabilities and for which no fair values have been estimated, include premises and equipment, goodwill and other intangibles, deferred taxes, and other liabilities.

                     ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



(20)  OPERATING SEGMENT INFORMATION

      As of December 31, 1998, the Company adopted FASB Statement No. 131, Financial Reporting for Segments of a Business Enterprise. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. According to the statement, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      The Company evaluates segment performance internally based on geography, and thus the operating segments are so defined. All segments, except for the segment defined as "other," are based on commercial banking operations. The operating segment defined as "other" includes the Parent company, smaller nonbank operating units, and eliminations of transactions between segments.

      The accounting policies of the individual operating segments are the same as those of the Company described in note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Expenses for centrally provided services are allocated based on the estimated usage of those services.

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


The following is a summary of selected operating segment information for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                               ZIONS FIRST
                                                 NATIONAL     CALIFORNIA       VECTRA        NATIONAL
                                                 BANK AND        BANK &         BANK         BANK OF
                                               SUBSIDIARIES      TRUST        COLORADO       ARIZONA
                                               ------------   ----------     ----------     ---------
1999:
    Net interest income                         $  220,018       263,682         83,103        76,928
    Provision for loan losses                        9,000            --          2,586         2,400
                                                ----------    ----------     ----------     ---------
    Net interest income after provision
       for loan losses                             211,018       263,682         80,517        74,528
    Noninterest income                             169,902        35,806         17,206        13,022
    Merger expense and amortization of
       goodwill and core deposit intangibles         1,916        25,909         13,807         1,831
    Other noninterest expense                      208,378       182,034         76,298        42,909
                                                ----------    ----------     ----------     ---------
    Income before income taxes and
       minority interest                           170,626        91,545          7,618        42,810
    Income taxes                                    53,327        42,101          5,616        16,617
    Minority interest                                3,065            --             --            --
                                                ----------    ----------     ----------     ---------
    Net income                                  $  114,234        49,444          2,002        26,193
                                                ==========    ==========     ==========     =========
    Assets                                      $7,156,888     6,566,985      2,161,216     1,600,135
    Net loans and leases                         4,085,175     4,559,136      1,372,710     1,212,531
    Deposits                                     3,809,258     5,425,928      1,490,468     1,206,366
    Shareholders' equity                           444,401       679,288        384,398       131,322

1998:
    Net interest income                         $  222,044       112,726         73,447        70,687
    Provision for loan losses                       23,000       (18,717)         4,588         1,800
                                                ----------    ----------     ----------     ---------
    Net interest income after provision
       for loan losses                             199,044       131,443         68,859        68,887
    Noninterest income                             142,654        14,284         14,844         9,312
    Merger expense and amortization of
       goodwill and core deposit intangibles         2,717        37,363         17,076         1,867
    Other noninterest expense                      216,405        78,596         57,310        40,131
                                                ----------    ----------     ----------     ---------
    Income before income taxes and
       minority interest                           122,576        29,768          9,317        36,201
    Income taxes                                    35,477        13,360          5,745        14,013
    Minority interest                                   --            --             --            --
                                                ----------    ----------     ----------     ---------
    Net income                                  $   87,099        16,408          3,572        22,188
                                                ==========    ==========     ==========     =========
    Assets                                      $6,047,071     6,183,044      2,151,029     1,451,866
    Net loans and leases                         3,509,319     4,180,999      1,216,359     1,012,038
    Deposits                                     3,933,823     5,348,694      1,688,719     1,225,796
    Shareholders' equity                           383,350       606,195        388,506       116,262

1997:
    Net interest income                         $  206,009        11,727         12,980        61,577
    Provision for loan losses                           --           615            (70)        2,400
                                                ----------    ----------     ----------     ---------
    Net interest income after provision
       for loan losses                             206,009        11,112         13,050        59,177
    Noninterest income                             113,756         1,775          1,668         6,272
    Merger expense and amortization of
       goodwill and core deposit intangibles         1,270         1,511          1,556         1,568
    Other noninterest expense                      184,772         5,300          8,928        34,168
                                                ----------    ----------     ----------     ---------
    Income before income taxes                     133,723         6,076          4,234        29,713
    Income taxes                                    45,273         2,756          2,046        11,896
                                                ----------    ----------     ----------     ---------
    Net income                                  $   88,450         3,320          2,188        17,817
                                                ==========    ==========     ==========     =========
    Assets                                      $5,899,333       976,930        501,197     1,351,876
    Net loans and leases                         2,780,986       493,936        304,270       797,620
    Deposits                                     3,665,705       776,177        395,341     1,191,774
    Shareholders' equity                           426,660       184,525         97,070       105,099

                                                    NEVADA          THE
                                                  STATE BANK      COMMERCE                     CONSOLI-
                                                     AND          BANK OF                       DATED
                                                  SUBSIDIARY    WASHINGTON      OTHER          COMPANY
                                                  ----------      -------      --------       ----------
1999:
    Net interest income                           $   99,885       15,792       (17,919)         741,489
    Provision for loan losses                          3,660          610          (300)          17,956
                                                  ----------      -------      --------       ----------
    Net interest income after provision
       for loan losses                                96,225       15,182       (17,619)         723,533
    Noninterest income                                23,933          735         5,941          266,545
    Merger expense and amortization of
       goodwill and core deposit intangibles           1,490           --        18,746           63,699
    Other noninterest expense                         91,176        7,452         9,621          617,868
                                                  ----------      -------      --------       ----------
    Income before income taxes and
       minority interest                              27,492        8,465       (40,045)         308,511
    Income taxes                                       9,001        2,788       (19,952)         109,498
    Minority interest                                     --           --         1,884            4,949
                                                  ----------      -------      --------       ----------
    Net income                                    $   18,491        5,677       (21,977)         194,064
                                                  ==========      =======      ========       ==========
    Assets                                        $2,277,356      408,409       109,911       20,280,900
    Net loans and leases                           1,340,534      200,320        20,239       12,790,645
    Deposits                                       1,882,349      289,182       (41,612)      14,061,939
    Shareholders' equity                             163,422       25,329      (168,322)       1,659,838

1998:
    Net interest income                           $   90,518       13,939        (9,419)         573,942
    Provision for loan losses                          3,685           78          (400)          14,034
                                                  ----------      -------      --------       ----------
    Net interest income after provision
       for loan losses                                86,833       13,861        (9,019)         559,908
    Noninterest income                                25,298        1,702         2,103          210,197
    Merger expense and amortization of
       goodwill and core deposit intangibles           1,490        7,702         1,554           69,769
    Other noninterest expense                         71,856        7,453        15,180          486,931
                                                  ----------      -------      --------       ----------
    Income before income taxes and
       minority interest                              38,785          408       (23,650)         213,405
    Income taxes                                      11,835          346       (11,144)          69,632
    Minority interest                                     --           --           420              420
                                                  ----------      -------      --------       ----------
    Net income                                    $   26,950           62       (12,926)         143,353
                                                  ==========      =======      ========       ==========
    Assets                                         2,150,095      337,351      (270,833)      18,049,623
    Net loans and leases                           1,133,680      154,892        12,199       11,219,486
    Deposits                                       1,829,117      221,403       (26,642)      14,220,910
    Shareholders' equity                             152,530       23,159      (217,371)       1,452,631

1997:
    Net interest income                           $   71,006       12,596        (6,291)         369,604
    Provision for loan losses                          2,860          300          (175)           5,930
                                                  ----------      -------      --------       ----------
    Net interest income after provision
       for loan losses                                68,146       12,296        (6,116)         363,674
    Noninterest income                                19,470        1,303         4,066          148,310
    Merger expense and amortization of
       goodwill and core deposit intangibles             450           --         1,422            7,777
    Other noninterest expense                         55,116        7,059         9,794          305,137
                                                  ----------      -------      --------       ----------
    Income before income taxes                        32,050        6,540       (13,266)         199,070
    Income taxes                                       9,819        2,082        (6,205)          67,667
                                                  ----------      -------      --------       ----------
    Net income                                    $   22,231        4,458        (7,061)         131,403
                                                  ==========      =======      ========       ==========
    Assets                                        $1,838,159      298,478       (72,377)      10,793,596
    Net loans and leases                             928,980      153,765         3,315        5,462,872
    Deposits                                       1,573,422      235,771        (8,179)       7,830,011
    Shareholders' equity                             140,227       23,890      (120,865)         856,606

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(21)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Financial information by quarter for the three years ended December 31, 1999, is as follows (in thousands, except per share amounts):

                                  GROSS          NET         NON-          NON-
                                INTEREST      INTEREST     INTEREST      INTEREST
                                 INCOME        INCOME       INCOME       EXPENSE
                               ----------      -------      -------      -------
1999:
    First quarter              $  318,170      176,855       65,480      162,605
    Second quarter                333,524      185,303       63,007      165,886
    Third quarter                 344,284      187,817       63,591      163,038
    Fourth quarter                363,360      191,514       74,467      190,038
                               ----------      -------      -------      -------
                               $1,359,338      741,489      266,545      681,567
                               ==========      =======      =======      =======

1998:
    First quarter              $  221,870      119,546       45,855      106,406
    Second quarter                234,570      130,272       50,215      126,872
    Third quarter                 250,809      139,681       53,071      126,298
    Fourth quarter                325,599      184,445       61,056      197,123
                               ----------      -------      -------      -------
                               $1,032,848      573,944      210,197      556,699
                               ==========      =======      =======      =======


                                                 INCOME
                                                 BEFORE                    DILUTED
                                                 INCOME                      NET
                                 PROVISION       TAXES                     INCOME
                                   FOR            AND                        PER
                                   LOAN         MINORITY        NET        COMMON
                                  LOSSES        INTEREST      INCOME       SHARE
                                  -------       -------       -------      -------
1999:
    First quarter                   4,741        74,989        46,904       0.55
    Second quarter                  4,143        78,281        50,832       0.59
    Third quarter                   4,517        83,853        53,779       0.63
    Fourth quarter                  4,555        71,388        42,549       0.49
                                  -------       -------       -------       ----
                                   17,956       308,511       194,064       2.26
                                  =======       =======       =======       ====

1998:
    First quarter                   3,645        55,350        38,086       0.49
    Second quarter                  3,624        49,988        34,323       0.42
    Third quarter                   3,130        63,324        41,007       0.49
    Fourth quarter                  3,635        44,743        29,937       0.35
                                  -------       -------       -------       ----
                                   14,034       213,405       143,353       1.75
                                  =======       =======       =======       ====

(22) Parent Company Financial Information
     Condensed financial information of Zions Bancorporation
     (parent only) follows:

                              ZIONS BANCORPORATION

                            Condensed Balance Sheets

                           December 31, 1999 and 1998

                                 (In thousands)


ASSETS                                                                      1999             1998
                                                                        -----------       ----------
Cash and due from banks                                                 $     3,509              158
Interest-bearing deposits                                                    22,899           20,744
Investment securities                                                       251,949            9,950
Loans, lease financing, and other receivables, net                           15,794           14,797
Investments in subsidiaries:
    Commercial banks and bank holding company                             1,795,889        1,634,346
    Other                                                                    84,160           25,711
Receivables from subsidiaries:
    Commercial banks                                                        110,000          110,000
    Other                                                                     9,565            2,865
Other assets                                                                 63,092           32,801
                                                                        -----------       ----------
                                                                        $ 2,356,857        1,851,372
                                                                        ===========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued liabilities                                                     $    32,486           36,731
Borrowings less than one year                                               413,660          111,217
Subordinated debt to subsidiary                                              23,773           23,773
Long-term debt                                                              227,100          227,000
                                                                        -----------       ----------
                 Total liabilities                                          697,019          398,721
                                                                        -----------       ----------

Shareholders' equity:
    Common stock                                                            888,231          796,519
    Net unrealized holding losses on securities available for sale           (4,158)          (3,407)
    Retained earnings                                                       775,765          659,519
                                                                        -----------       ----------
                 Total shareholders' equity                               1,659,838        1,452,631
                                                                        -----------       ----------
                                                                        $ 2,356,857        1,851,352
                                                                        ===========       ==========


                         Condensed Statements of Income

                  Years ended December 31, 1999, 1998, and 1997

                                 (In thousands)


                                                                                1999         1998         1997
                                                                             ---------     --------     --------
Interest income - interest and fees on loans and securities                  $  11,846        7,066          948
Interest expense - interest on borrowed funds                                   32,529       17,307        6,674
                                                                             ---------     --------     --------
                 Net interest loss                                             (20,683)     (10,241)      (5,726)
                                                                             ---------     --------     --------

Other income:
    Dividends from consolidated subsidiaries:
      Commercial banks                                                         109,868      210,890       98,234
      Other                                                                         --        1,430          500
    Other income                                                                 3,968        7,064        5,381
                                                                             ---------     --------     --------
                                                                               113,836      219,384      104,115
                                                                             ---------     --------     --------

Expenses:
    Salaries and employee benefits                                               8,659        5,504        7,768
    Operating expenses                                                           2,517        8,512        4,133
                                                                             ---------     --------     --------
                                                                                11,176       14,016       11,901
                                                                             ---------     --------     --------
                 Income before income tax benefit                               81,977      195,127       86,488
Income tax benefit                                                              14,471        8,304        5,678
                                                                             ---------     --------     --------

Income before equity in undistributed income of consolidated subsidiaries       96,448      203,431       92,166
                                                                             ---------     --------     --------

Equity in undistributed net income of consolidated subsidiaries:
    Commercial banks and bank holding company                                  103,767      (55,306)      39,588
    Other                                                                       (6,151)      (4,772)        (351)
                                                                             ---------     --------     --------
                                                                                97,616      (60,078)      39,237
                                                                             ---------     --------     --------
                 Net income                                                  $ 194,064      143,353      131,403
                                                                             =========     ========     ========

                              ZIONS BANCORPORATION

                       Condensed Statements of Cash Flows

                  Years ended December 31, 1999, 1998, and 1997

                                 (In thousands)


                                                                             1999         1998         1997
                                                                          ---------     --------     --------
Cash flows from operating activities:
    Net income                                                            $ 194,064      143,353      131,403
    Adjustments to reconcile net income to net cash provided by operating activities:
         Undistributed net income of consolidated subsidiaries              (97,616)      60,078      (39,237)
         Depreciation of premises and equipment                                 145          160          161
         Investment securities gain                                            (800)          --           --
         Amortization of intangibles                                            663          644          644
         Other                                                              (14,219)      16,272       (7,526)
                                                                          ---------     --------     --------
                 Net cash provided by operating activities                   82,237      220,507       85,445
                                                                          ---------     --------     --------

Cash flows from investing activities:
    Net (increase) decrease in interest-bearing deposits                     (2,155)     (17,895)         679
    Collection of advances to subsidiaries                                    9,890        8,054        1,911
    Advances to subsidiaries                                                (16,590)    (118,261)      (4,226)
    Proceeds from sale of investment in securities available for sale        20,664           --           --
    Purchase of investment securities available for sale                   (250,780)          --           --
    Increase of investment in subsidiaries                                  (88,725)    (335,340)     (31,430)
    Other                                                                       178      (18,344)      (1,354)
                                                                          ---------     --------     --------
                 Net cash used in investing activities                     (327,518)    (481,786)     (34,420)
                                                                          ---------     --------     --------

Cash flows from financing activities:
    Net change in commercial paper and other borrowings under one year      302,443       38,167       44,000
    Proceeds from borrowings over one year                                       --           --       50,000
    Payments on borrowings over one year                                         --      (25,000)          --
    Proceeds from issuance of long-term debt                                     --      177,267          232
    Payments on long-term debt                                                   --       (2,000)          (5)
    Proceeds from issuance of common stock                                    9,753      139,974        4,147
    Payments to redeem common stock                                          (6,650)     (26,741)    (121,389)
    Dividends paid                                                          (56,914)     (41,600)     (29,004)
                                                                          ---------     --------     --------
                 Net cash provided by (used in) financing activities        248,632      260,067      (52,019)
                                                                          ---------     --------     --------

Net increase (decrease) in cash and due from banks                            3,351       (1,212)        (994)

Cash and due from banks at beginning of year                                    158        1,370        2,364
                                                                          ---------     --------     --------
Cash and due from banks at end of year                                    $   3,509          158        1,370
                                                                          =========     ========     ========

The parent company paid interest of $30.7 million, $16.4 million, and $8.3 million for the years ended December 31, 1999, 1998, and 1997, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Item 13. below.

ITEM 11.  EXECUTIVE COMPENSATION

See Item 13. below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Item 13. below.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information related to the Company's Executive Officers is included on page 7. Pursuant to Instruction G(3) to Form 10-K, the remainder of the information to be provided in Items 10, 11, 12 and 13 of Form 10-K (other than information pursuant to Rule 402 (j), (k), and (l) of Regulation S-K) are incorporated by reference to the Company's definitive proxy statement for the annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the close of the Company's 1999 fiscal year.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are part of this report and appear on the pages indicated:

      (1)  Financial Statements:

                                                                                                   Page
                                                                                                   ----
          Independent Auditors' Report                                                              35

          Consolidated Balance Sheets - December 31, 1999 and 1998                                  36

          Consolidated Statements of Income - Years ended December 31, 1999, 1998, and 1997         37

          Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998, and 1997     38

          Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
     Years ended December 31, 1999, 1998 and 1997                                                   39

          Notes to Consolidated Financial Statements                                                41

(2) The Financial Statement Schedules are omitted because conditions requiring their filing do not exist.

(3)   Exhibits Index:

Exhibit
Number       Description
-------      -----------
  2.1        Agreement and Plan of Merger, dated as of June 6, 1999 by and among
             Zions Bancorporation and First Security Corporation, incorporated by reference to Exhibit 2.1 of Form S-4 of First Security
             Corporation Registration No. 333-91401.*

  3.1        Restated Articles of Incorporation of Zions Bancorporation dated
             November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.*

  3.2 Restated Bylaws of Zions Bancorporation, dated November 8, 1993, incorporated by Reference to Exhibit 3.2 of Form S-4 filed
             November 22, 1993.*

  3.3        Articles of Amendment to the Restated Articles of Incorporation of
             Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June
             30, 1997.*

  3.4        Articles of Amendment to the Restated Articles of Incorporation of
             Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3 of Form 10-Q for the quarter ended June 30, 1998.*

  3.5        Amendment to the Restated Bylaws of Zions Bancorporation, dated
             September 18, 1998, incorporated by reference to Exhibit 3 of Form 10-Q for the quarter ended September 30, 1998.*

  4 Shareholder Protection Rights Agreement, dated September 27, 1996, incorporated by reference to Exhibit 1 of Form 8-K filed October
             12, 1996.*

 10.1 Amended and Restated Zions Bancorporation Pension Plan, incorporated by reference to Exhibit 10.1 of Form 10-K for the year ended December 31, 1994.*

 10.2        Amendment to Zions Bancorporation Pension Plan effective December
             1, 1994, incorporated by reference to Exhibit 10.2 of Form 10-K for the year ended December 31, 1994.*

 10.3 Zions Bancorporation Supplemental Retirement Plan Form, incorporated by reference to Exhibit 19.4 of Form 10-Q for the quarter ended September 30, 1985.*

 10.4        Zions Bancorporation Key Employee Incentive Stock Option Plan dated
             April 28, 1982, incorporated by reference to Exhibit 10.1 of Form
             10-Q for the quarter ended June 30, 1995.*

 10.5        Amendment No. 1 to Zions Bancorporation Key Employee Incentive
             Stock Option plan * dated April 27, 1990, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 1995.



 10.6        Amendment No. 2 to Zions Bancorporation Key Employee Incentive
             Stock Option plan dated April 28, 1995, incorporated by reference to Exhibit 10.3 of From 10-Q for the quarter ended June 30, 1995.*

 10.7        Amendment No. 3 to Zions Bancorporation Key Employee Incentive
             Stock Option plan dated April 24, 1998, incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended June 30, 1998.*

 10.8 Zions Bancorporation Deferred Compensation Plan for Directors, as amended May 1, 1991, incorporated by reference to Exhibit 19 of Form 10-K for the year ended December 31, 1991.*

 10.9        Zions Bancorporation Senior Management Value Sharing Plan, Award
             Period 1995-1998, incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 1995.*

 10.10       Zions Bancorporation Senior Management Value Sharing Plan, Award
             Period 1996-1999, incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 1996.*

 10.11       Zions Bancorporation Senior Management Value Sharing Plan, Award
             Period 1997-2000, incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 1997.*

 10.12       Zions Bancorporation Senior Management Value Sharing Plan, Award
             Period 1998-2000, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 1998.*

 10.13 Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 1994.*

 10.14       Employment Agreement between Zions Bancorporation and Mr. John
             Gisi, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 1995.*

 10.15       Zions Bancorporation Non-Employee Directors Stock Option Plan dated
             April 26, 1996, incorporated by reference to Exhibit 10 of Form
             10-Q for the quarter ended June 30, 1996.*

 10.16       Zions Bancorporation Pension Plan amended and restated effective
             April 1, 1997, incorporated by reference to Exhibit 10 of Form
             10-Q for the quarter ended March 31, 1997.*

 10.17       Zions Bancorporation 1998 Non-Qualified Stock Option and Incentive
             Plan incorporated by reference to Exhibit 4.7 of Form S-8 filed
             October 5, 1999.*

 10.18       Stock Option Agreement between Zions Bancorporation and W. David
             Hemingway dated April 13, 1983, incorporated by reference to
             Exhibit 4.8 of Form S-8 filed March 10, 1999.*

 10.19       Amended Stock Option Agreement between Zions Bancorporation and W.
             David Hemingway dated January 31, 1991, incorporated by reference to Exhibit 4.9 of Form S-8 Filed March 10, 1999*

 10.20       Shareholder Agreement, dated October 1, 1998, among Zions
             Bancorporation, The Robert G. Sarver Separate Property Trust dated September 29, 1997 and CBT Holdings, incorporated by reference to Exhibit 10.1 of Form 8-K filed October 14, 1998.*

 10.21 Loan Agreement, dated October 1, 1998, between Zions Bancorporation and The Robert G. Sarver Separate Property Trust dated September
             29, 1997, incorporated by reference to Exhibit 10.2 of Form 8-K filed October 14, 1998.*

 10.22 Employment Agreement, dated October 1, 1998, between Grossmont Bank and Robert Sarver, incorporated by reference to Exhibit 10.3 of Form 8-K filed October 14, 1998.*

 10.23       Promissory Note, dated October 1, 1998, by The Robert G. Sarver
             Separate Property Trust dated September 29, 1997 in favor of
             Zions Bancorporation, incorporated by reference to Exhibit 10.4 of Form 8-K filed October 14, 1998.*

 21          List of subsidiaries of Zions Bancorporation (filed)

 23          Consent of KPMG LLP, independent certified public accountants
             (filed)

 27.1        Article 9 Financial Data Schedule for the year ended December 31,
             1999 (filed)

 27.2 Article 9 Restated Financial Data Schedule for the nine months ended September 30, 1999 (filed)

 27.3        Article 9 Restated Financial Data Schedule for the six months ended
             June 30, 1999 (filed)

 27.4 Article 9 Restated Financial Data Schedule for the three months ended March 31, 1999 (filed)

 27.5        Article 9 Restated Financial Data Schedule for the year ended
             December 31, 1998 (filed)

 27.6 Article 9 Restated Financial Data Schedule for the nine months ended September 30, 1998 (filed)

 27.7        Article 9 Restated Financial Data Schedule for the six months ended
             June 30, 1998 (filed)

 27.8 Article 9 Restated Financial Data Schedule for the three months ended March 31, 1998 (filed)

 27.9        Article 9 Restated Financial Data Schedule for the year ended
             December 31, 1997 (filed)

 99.1        Stock Option Agreement, dated as of June 8, 1999, by and between
             Zions Bancorporation and First Security Corporation, incorporated by reference to Exhibit 99.1 of Form S-4 of First Security
             Registration No. 333-91401.*

 99.2        Stock Option Agreement, dated as of June 8, 1999, by and between
             First Security Corporation and Zions Bancorporation, incorporated by reference to Exhibit 99.2 of Form S-4 of First Security
             Registration No. 333-91401.*

*Incorporated by reference

(b) Zions Bancorporation filed the following reports on Form 8-K during the quarter ended December 31, 1999;

     (1) Filed December 27, 1999 (Item 7), announcing the postponement of Zions shareholders' meeting due to a change in accounting treatment for certain prior mergers.

Zions Bancorporation's Annual Report on Form 10-K for the year ended December 31, 1999, at the time of filing with the Securities and Exchange Commission, shall modify and supersede all documents filed prior to January 1, 2000 pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference such Annual Report on Form 10-K.

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



March 29, 2000                       ZIONS BANCORPORATION



                                     By     /s/ Harris H. Simmons
                                        ----------------------------------------

                                        HARRIS H. SIMMONS, President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                               March 29, 2000


 /s/ Harris H. Simmons                         /s/ Dale M. Gibbons
---------------------------------------        --------------------------------------------
HARRIS H. SIMMONS, President, Chief            Dale M. Gibbons, Executive Vice President,
Executive Officer and Director                 Chief Financial Officer and Secretary


/s/ Roy W. Simmons                             /s/ Nolan Bellon
---------------------------------------        --------------------------------------------
ROY W. SIMMONS, Chairman and Director          NOLAN BELLON, Controller


/s/ Jerry C. Atkin                             /s/ Robert G. Sarver
---------------------------------------        --------------------------------------------
JERRY C. ATKIN, Director                       ROBERT G. SARVER, Director


/s/ Grant R. Caldwell                          /s/ L.E. Simmons
---------------------------------------        --------------------------------------------
GRANT R. CALDWELL, Director                    L.E. SIMMONS, Director


/s/ R.D. Cash                                  /s/ Shelley Thomas
---------------------------------------        --------------------------------------------
R. D. CASH, Director                           SHELLEY THOMAS, Director


/s/ Richard H. Madsen                          /s/ I.J. Wagner
---------------------------------------        --------------------------------------------
RICHARD H. MADSEN, Director                    I.J. WAGNER, Director


/s/ Roger B. Porter
---------------------------------------
ROGER B. PORTER, Director