Form 10-Q
period 2000-03-31
ZIONS BANCORPORATION /UT/
filed 2000-05-11
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

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


Common Stock, without par value,
outstanding at May 1, 2000                               85,700,478 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                           Page
                                                                           ----
PART I.       FINANCIAL INFORMATION
              ---------------------

     ITEM 1.  Financial Statements (unaudited)

              Consolidated Balance Sheets                                    3
              Consolidated Statements of Operations                          4
              Consolidated Statements of Cash Flows                          5
              Consolidated Statements of Changes in Shareholders'
                 Equity and Comprehensive Income (Loss)                      7
              Notes to Consolidated Financial Statements                     8

     ITEM 2.  Management's Discussion and Analysis                           9


PART II.      OTHER INFORMATION
              -----------------

     ITEM 6.  Exhibits and Reports on Form 8-K                              25


SIGNATURES                                                                  25

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                          March 31,     December 31,      March 31,
(In thousands, except share amounts)                                        2000            1999            1999
                                                                        ------------    ------------    ------------
ASSETS
Cash and due from banks .............................................   $    929,763    $    898,300    $    851,118
Money market investments:
     Interest-bearing deposits ......................................         18,019          17,371          25,200
     Federal funds sold .............................................        185,937          85,898         200,092
     Security resell agreements .....................................        582,730         421,900         248,286

 Investment securities:
     Held to maturity, at cost (approximate market value
     $3,251,145, $3,290,508, and $3,120,439) ........................      3,294,839       3,330,444       3,105,885
     Available for sale, at market ..................................        641,846         778,930         702,051
     Trading account, at market......................................        396,767         327,845         221,127
                                                                        ------------    ------------    ------------
                                                                           4,333,452       4,437,219       4,029,063
 Loans:

     Loans held for sale ............................................        179,332         204,800         179,672
     Loans, leases, and other receivables ...........................     13,003,980      12,648,325      11,392,201
                                                                        ------------    ------------    ------------
                                                                          13,183,312      12,853,125      11,571,873
Less:
     Unearned income and fees, net of related costs .................         58,947          62,480          45,890
     Allowance for loan losses ......................................        200,065         204,114         206,058
                                                                        ------------    ------------    ------------
           Net loans ................................................     12,924,300      12,586,531      11,319,925

Premises and equipment, net .........................................        290,752         287,448         253,394
Goodwill and core deposit intangibles ...............................        656,930         666,219         651,276
Other real estate owned .............................................          7,508           8,939           7,064
Other assets ........................................................      1,067,166         871,075         940,999
                                                                        ------------    ------------    ------------
                                                                        $ 20,996,557    $ 20,280,900    $ 18,526,417
                                                                        ============    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing .............................................   $  3,426,885    $  3,276,097    $  3,286,910
    Interest-bearing:
         Savings and money market ...................................      7,982,643       7,660,786       7,103,855
         Time:
             Under $100,000 .........................................      1,748,093       1,836,645       2,159,569
             Over $100,000 ..........................................      1,283,157       1,078,631       1,441,284
         Foreign ....................................................        143,998         209,780         154,059
                                                                        ------------    ------------    ------------
                                                                          14,584,776      14,061,939      14,145,677

Securities sold, not yet purchased ..................................        257,605         237,020         247,249
Federal funds purchased .............................................        952,471         825,997         373,857
Security repurchase agreements ......................................      1,481,892       1,366,653         876,640
Accrued liabilities .................................................        399,027         247,406         446,116
Commercial paper ....................................................        305,618         238,660         145,416
Federal Home Loan Bank advances and other borrowings:
     Less than one year .............................................        801,574       1,038,045         254,130
     Over one year ..................................................        150,201         112,622          50,798
Long-term debt ......................................................        437,647         453,471         453,554
                                                                        ------------    ------------    ------------
         Total liabilities ..........................................     19,370,811      18,581,813      16,993,437
                                                                        ------------    ------------    ------------

Minority interest ...................................................         40,079          39,249          37,599

Shareholders' equity:
     Capital stock:
         Preferred stock, without par value; authorized
              3,000,000 shares; issued and outstanding, none ........           --              --              --
         Common stock, without par value; authorized
            200,000,000 shares; issued and outstanding 85,694,426,
            85,592,643 and 84,315,145 shares ........................        888,725         888,231         822,400
     Accumulated other comprehensive loss ...........................        (25,500)         (4,158)         (1,475)
     Retained earnings ..............................................        722,442         775,765         674,456
                                                                        ------------    ------------    ------------
          Total shareholders' equity ................................      1,585,667       1,659,838       1,495,381
                                                                        ------------    ------------    ------------
                                                                        $ 20,996,557    $ 20,280,900    $ 18,526,417
                                                                        ============    ============    ============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                    ----------------------
(In thousands, except per share amounts)                               2000        1999
                                                                    ---------    ---------
Interest income:
     Interest and fees on loans .................................   $ 280,384    $ 233,057
     Interest on loans held for sale ............................       3,319        3,405
     Lease financing ............................................       4,212        3,424
     Interest on money market investments .......................      20,089       14,816
     Interest on securities:
          Held to maturity:
               Taxable ..........................................      48,742       41,216
               Nontaxable .......................................       4,013        4,480
          Available for sale:
               Taxable ..........................................       8,562       10,271
               Nontaxable .......................................       1,278          709
          Trading account .......................................       8,956        6,792
                                                                    ---------    ---------
          Total interest income .................................     379,555      318,170
                                                                    ---------    ---------
Interest expense:
     Interest on savings and money market deposits ..............      74,896       54,650
     Interest on time and foreign deposits ......................      39,096       47,583
     Interest on borrowed funds .................................      74,571       39,082
                                                                    ---------    ---------
          Total interest expense ................................     188,563      141,315
                                                                    ---------    ---------
          Net interest income ...................................     190,992      176,855
Provision for loan losses .......................................       5,248        4,741
                                                                    ---------    ---------
          Net interest income after provision for loan losses ...     185,744      172,114
                                                                    ---------    ---------
Noninterest income:
     Service charges on deposit accounts ........................      19,049       18,668
     Other service charges, commissions and fees ................      15,839       16,117
     Trust income ...............................................       4,487        3,377
     Investment securities gain (loss), net .....................       1,135       (1,304)
     Impairment loss on First Security Corporation common stock .     (96,911)        --
     Underwriting and trading income ............................       3,347        4,021
     Loan sales and servicing income ............................       9,824       15,172
     Other income ...............................................       6,919        9,429
                                                                    ---------    ---------
          Total noninterest income ..............................     (36,311)      65,480
                                                                    ---------    ---------
Noninterest expense:
     Salaries and employee benefits .............................      81,137       86,282
     Occupancy, net .............................................      12,219       12,665
     Furniture and equipment ....................................      12,768       10,655
     Other real estate expense ..................................         299           44
     Legal and professional services ............................       4,990        3,616
     Supplies ...................................................       2,506        2,704
     Postage ....................................................       3,042        2,911
     Advertising ................................................       4,564        3,152
     Merger related expense .....................................      41,543        1,045
     FDIC premiums ..............................................         867          382
     Amortization of goodwill and core deposit intangibles ......       9,290        8,728
     Amortization of mortgage servicing assets ..................          80          651
     Other ......................................................      27,007       29,770
                                                                    ---------    ---------
          Total noninterest expense .............................     200,312      162,605
                                                                    ---------    ---------
Income (loss) before income taxes and minority interest .........     (50,879)      74,989
Income taxes (benefit) ..........................................     (21,955)      26,729
                                                                    ---------    ---------
          Net income (loss) before minority interest ............     (28,924)      48,260
Minority interest ...............................................        (432)       1,356
                                                                    ---------    ---------
          Net income (loss) .....................................   $ (28,492) $    46,904
                                                                    =========  ===========
Weighted average common and common-equivalent shares
          outstanding during the period .........................      86,459       85,493

Net income (loss) per common share:
     Basic ......................................................   $   (0.33)   $    0.56
     Diluted ....................................................   $   (0.33)   $    0.55

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                            ----------------------------
(In thousands)                                                                  2000            1999
                                                                            ------------    ------------
Cash flows from operating activities:
     Net income (loss) ..................................................   $    (28,492)   $     46,904
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Provision for loan losses .....................................          5,248           4,741
          Depreciation of premises and equipment ........................         11,368           9,087
          Amortization ..................................................         12,084          13,895
          Accretion of unearned income and fees, net of
               related costs ............................................         (3,533)          2,850
          Income (loss) to minority interest ............................           (432)          1,356
          Proceeds from sales of trading account securities .............     52,382,348      45,855,598
          Increase in trading account securities ........................    (52,451,270)    (45,884,870)
          Investment securities (gain) loss, net ........................         (1,135)          1,304
          Impairment loss on First Security Corporation common stock ....         96,911            --
          Proceeds from loans held for sale .............................        192,732         308,109
          Increase in loans held for sale ...............................       (167,326)       (256,376)
          Net gain on sales of loans, leases and other assets ...........         (7,964)        (12,630)
          Change in accrued income taxes ................................         21,933          21,956
          Change in accrued interest receivable .........................        (17,332)        (11,962)
          Change in accrued interest payable ............................          3,018          (1,135)
          Other, net ....................................................        (30,758)        (82,113)
                                                                            ------------    ------------
               Net cash provided by operating activities ................         17,400          16,714
                                                                            ------------    ------------
Cash flows from investing activities:
     Net decrease (increase) in money market investments ................       (261,517)        186,302
     Proceeds from maturities of investment securities
          held to maturity ..............................................         94,334         296,070
     Purchases of investment securities held to maturity ................        (60,585)       (555,370)
     Proceeds from sales of investment securities
          available for sale ............................................         84,344         138,651
     Proceeds from maturities of investment securities
          available for sale ............................................         27,504          94,151
     Purchases of investment securities available for sale ..............       (111,957)       (186,468)
     Proceeds from sales of loans and leases ............................        137,702         196,037
     Net increase in loans and leases ...................................       (497,752)       (552,869)
     Payments on leveraged leases .......................................         (4,943)         (4,168)
     Principal collections on leveraged leases ..........................          4,943           4,168
     Proceeds from sales of premises and equipment ......................          1,892           1,627
     Purchases of premises and equipment ................................        (16,539)        (14,366)
     Proceeds from sales of mortgage-servicing rights ...................            945          14,918
     Purchases of mortgage-servicing rights .............................            (62)           (792)
     Proceeds from sales of other assets ................................          3,333           2,129
     Cash paid for acquisitions, net of cash received ...................           --               592
                                                                            ------------    ------------
               Net cash used in investing activities ....................       (598,358)       (379,388)
                                                                            ------------    ------------

ZIONS BANCORPORATION AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                            ----------------------------
(In thousands)                                                                  2000            1999
                                                                            ------------    ------------
Cash flows from financing activities:
     Net increase (decrease) in deposits ................................        522,837         (80,694)
     Net change in short-term funds borrowed ............................         92,785         387,669
     Proceeds from FHLB advances over one year ..........................        100,000            --
     Payments on FHLB advances over one year ............................        (62,421)         (5,998)
     Payments on long-term debt .........................................        (15,824)           (181)
     Proceeds from issuance of common stock .............................          3,687           1,596
     Payments to redeem common stock ....................................         (3,812)           (194)
     Dividends paid .....................................................        (24,831)        (11,060)
                                                                            ------------    ------------
               Net cash provided by financing activities ................        612,421         291,138
                                                                            ------------    ------------
Net increase (decrease) in cash and due from banks ......................         31,463         (71,536)
Cash and due from banks at beginning of period ..........................        898,300         922,654
                                                                            ------------    ------------
Cash and due from banks at end of period ................................   $    929,763    $    851,118
                                                                            ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                            ----------------------------
(In thousands)                                                                  2000            1999
                                                                            ------------    ------------
Cash paid for:
     Interest ...........................................................   $    185,685    $    142,438
     Income taxes .......................................................              4              55
Loans transferred to other real estate owned ............................          1,803           2,450

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)


                                                                                    Three Months Ended
                                                                                      March 31, 2000
                                                            ---------------------------------------------------------------------
                                                                                        Accumulated
                                                                                           Other                        Total
                                                              Common     Comprehensive Comprehensive     Retained    Shareholders'
(In thousands)                                                 Stock         Loss          Loss          Earnings       Equity
                                                            -----------   -----------   -----------    -----------    -----------
Balance, January 1, 2000 ................................   $   888,231                 $    (4,158)   $   775,765    $ 1,659,838
Net loss for the period .................................                 $   (28,492)                     (28,492)       (28,492)
                                                                          -----------
Other comprehensive loss, net of tax:
    Realized and unrealized holding loss arising
      during the period, net of tax benefit of $49,854 ..                     (80,484)
    Reclassification for net realized securities loss
       recorded in the income statement, net of
         tax benefit of $36,634 .........................                      59,142
                                                                          -----------
    Other comprehensive loss ............................                     (21,342)      (21,342)                      (21,342)
                                                                          -----------
      Total comprehensive loss ..........................                 $   (49,834)
                                                                          ===========
Cash dividends:
    Common, $.29 per share ..............................                                                  (24,831)       (24,831)
Stock redeemed and retired ..............................        (3,812)                                                   (3,812)
Stock options exercised, net of shares tendered and
   retired ..............................................         4,306                                                    4,306
                                                            -----------                 -----------    -----------    -----------
Balance, March 31, 2000 .................................   $   888,725                 $   (25,500)   $   722,442    $ 1,585,667
                                                            ===========                 ===========    ===========    ===========


                                                                                    Three Months Ended
                                                                                      March 31, 1999
                                                            ---------------------------------------------------------------------
                                                                                        Accumulated
                                                                                           Other                        Total
                                                              Common     Comprehensive Comprehensive     Retained    Shareholders'
(In thousands)                                                 Stock         Loss          Loss          Earnings       Equity
                                                            -----------   -----------   -----------    -----------    -----------
Balance, January 1, 1999 ................................   $   796,519                 $    (3,407)   $   659,519    $ 1,452,631
Net income for the period ...............................                 $    46,904                       46,904         46,904
                                                                          -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
      during the period, net of tax benefit of $1,258 ...                      (2,030)
    Reclassification for net realized investment
      securities loss recorded in the income
      statement, net of tax benefit of $2,455 ...........                       3,962
                                                                          -----------
    Other comprehensive loss ............................                       1,932         1,932                         1,932
                                                                          -----------
      Total comprehensive income ........................                 $    48,836
                                                                          ===========
Cash dividends:
    Common, $.14 per share ..............................                                                  (11,060)       (11,060)
Stock dividend of acquired company ......................        21,704                                    (21,704)          --
Issuance of common shares for acquisitions ..............            83                                        797            880
Stock redeemed and retired ..............................          (194)                                                     (194)
Stock options exercised, net of shares tendered and
   retired ..............................................         4,288                                                     4,288
                                                            -----------                 -----------    -----------    -----------
Balance, March 31, 1999 .................................   $   822,400                 $    (1,475)   $   674,456    $ 1,495,381
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

On October 15, 1999 the Company completed its acquisition of Pioneer Bancorporation in a transaction accounted for as a pooling of interests. The acquisition was considered significant and prior year amounts have accordingly been restated.

Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1999.

First Security Corporation Merger Termination

On June 6, 1999 the Company entered into a definitive Agreement and Plan of Merger (the "Agreement") with First Security Corporation. First Security Corporation's stockholders approved the transaction at a meeting held on March 22, 2000. In a special meeting of shareholders held on March 31, 2000, the Company's shareholders declined to adopt the Agreement and the Company was notified the next day by First Security Corporation that it was terminating the Agreement.

Included in results of operations for the three months ended March 31, 2000 are approximately $41.5 million of pre-tax merger expenses related to the termination of the merger and the related disengagement. Also included in results of operations is a pre-tax impairment loss on First Security Corporation common stock owned by the Company of $96.9 million. It is possible that the Company could incur additional unidentified expenses related to the merger termination and related disengagement process.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
(Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                            --------------------------------------
(In thousands, except per share and ratio data)                 2000           1999      % Change
                                                            -----------    -----------   ---------
EARNINGS
Taxable-equivalent net interest income ..................   $   194,840    $   180,490     7.95 %
Net interest income .....................................       190,992        176,855     7.99 %
Noninterest income ......................................        60,600         65,480    (7.45)%
Impairment loss First Security Corporation
     common stock(1) ....................................       (96,911)          --
Provision for loan losses ...............................         5,248          4,741    10.69 %
Noninterest expense .....................................       200,312        162,605    23.19 %
Income (loss) before income taxes .......................       (50,879)        74,989  (167.85)%
Income taxes (benefit) ..................................       (21,955)        26,729  (182.14)%
Minority interest .......................................          (432)         1,356  (131.86)%
Net income (loss) .......................................       (28,492)        46,904  (160.75)%

PER COMMON SHARE
Net income (loss) (diluted) .............................         (0.33)          0.55  (160.00)%
Dividends ...............................................          0.29           0.14   107.14 %
Book value ..............................................         18.50          17.74     4.28 %

SELECTED RATIOS
Return on average assets ................................         (0.54)%         1.01%
Return on average common equity .........................         (6.91)%        12.87%
Efficiency ratio(3) .....................................         78.42 %        66.11%
Net interest margin .....................................          4.14 %         4.39%


OPERATING CASH EARNINGS(2)(3)
Taxable-equivalent net interest income ..................   $   194,840    $   180,490     7.95 %
Net interest income .....................................       190,992        176,855     7.99 %
Noninterest income ......................................        60,600         65,480    (7.45)%
Provision for loan losses ...............................         5,248          4,741    10.69 %
Noninterest expense .....................................       149,479        152,832    (2.19)%
Income before income taxes ..............................        96,865         84,762    14.28 %
Income taxes ............................................        32,219         28,332    13.72 %
Minority interest .......................................          (432)         1,356  (131.86)%
Net income ..............................................        65,078         55,074    18.16 %

PER COMMON SHARE
Net income (diluted) ....................................          0.75           0.64    17.19 %
Dividends ...............................................          0.29           0.14   107.14 %
Book value ..............................................         10.84          10.01     8.29 %

SELECTED RATIOS
Return on average assets ................................          1.26%          1.22%
Return on average common equity .........................         26.27%         27.21%
Efficiency ratio ........................................         58.52%         62.13%
Net interest margin .....................................          4.14%          4.39%

(1) This investment has been written down to $14.11 per common share.
(2) Before amortization of goodwill and core deposit intangible assets and merger charges.
(3) Excludes impairment loss on First Security Corporation common stock.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                            --------------------------------------
(In thousands, except per share and ratio data)                 2000           1999      % Change
                                                            -----------    -----------   ---------
AVERAGE BALANCES
Total assets ............................................   $21,409,208    $18,894,035    13.31 %
Securities ..............................................     4,646,358      4,340,925     7.04 %
Net loans and leases ....................................    12,896,311     11,316,651    13.96 %
Goodwill and core deposit intangibles ...................       662,858        656,677     0.94 %
Total deposits ..........................................    14,253,368     13,957,269     2.12 %
Minority interest .......................................        39,664         36,952     7.34 %
Shareholders' equity ....................................     1,659,335      1,477,613    12.30 %


Weighted average common and common-
     equivalent shares outstanding ......................    86,459,054     85,492,502     1.13 %

AT PERIOD END
Total assets ............................................   $20,996,557    $18,526,417    13.33 %
Securities ..............................................     4,333,452      4,029,063     7.55 %
Net loans and leases ....................................    13,124,365     11,525,983    13.87 %
Allowance for loan losses ...............................       200,065        206,058    (2.91)%
Goodwill and core deposit intangibles ...................       656,930        651,276     0.87 %
Total deposits ..........................................    14,584,776     14,145,677     3.10 %
Minority interest .......................................        40,079         37,599     6.60 %
Shareholders' equity ....................................     1,585,667      1,495,381     6.04 %

Common shares outstanding ...............................    85,694,426     84,315,145     1.64 %

Average equity to average assets ........................          7.75%          7.82%
Common dividend payout (before merger related charges) ..         43.60%         23.29%

Nonperforming assets ....................................        77,012         81,885    (5.95)%
Loans past due 90 days or more ..........................        29,294         26,205    11.79 %
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at March 31 ...................          0.59%          0.71%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved net income before merger-related charges of $57.0 million or $0.66 per diluted share for the first quarter of 2000, an increase of 20.0% and 17.9%, respectively, over the $47.5 million or $0.56 earned in the first quarter of 1999. After $85.5 million in after-tax charges ($0.99 per share) related to the Company's terminated merger with First Security Corporation, including a write down to market value of its investment in First Security Corporation common stock, the Company incurred a net loss of $28.5 million or $0.33 per diluted share for the first quarter compared to net income of $46.9 million or $0.55 per diluted share for the first quarter of 1999.

The annualized return on average assets before merger-related charges was 1.07% for the first quarter of 2000, compared to 1.02% for the first quarter of 1999. The annualized return on average common shareholders' equity before merger-related charges was 13.81% compared to 13.04% for the first quarter of 1999. After merger-related charges the annualized return on average assets was a negative 0.54% and the return on average common equity was a negative 6.91% for the first quarter of 2000 compared to 1.01% and 12.87% for the first quarter of 1999. Before merger-related charges, the Company's "efficiency ratio" or noninterest expenses as a percentage of total taxable-equivalent net revenues for the first quarter of 2000 was 62.16% compared to 65.68% for the first quarter of 1999. Including merger-related charges the efficiency ratio was 78.42% for the first quarter of 2000 and 66.11% for the first quarter of 1999.

The Company's first-quarter $9.5 million (20.0%) increase in earnings before merger-related expenses relative to the same period last year reflects a $14.1 million (8.0%) increase in net interest income, a $4.9 million (7.5%) decrease in noninterest income, a $.5 million (10.7%) increase in the provision for loan losses, a $2.8 million (1.7%) decrease in noninterest expense before merger-related charges, a $3.8 million (14.2%) increase in income tax expense before the effect of merger-related expenses, and a $1.8 million (131.9%) decrease in minority interest. The first quarter $75.4 million decrease in earnings after merger-related charges compared to the first quarter of 1999 includes a pre-tax impairment loss on First Security common stock of $96.9 million and an increase in other pre-tax merger-related charges of $40.5 million. The tax benefit resulting from the impairment loss and other merger-related charges is $52.6 million.

The Company paid a dividend of $0.29 per share for the first quarter of 2000, an increase of 107.1% over the $0.14 paid during the first quarter of 1999. The dividend was more than doubled in July of last year to synchronize it with the rate paid by First Security Corporation. On April 27, 2000, the Company's board of directors voted to reduce its regular quarterly dividend to $0.20 per common share. The board elected to reduce the dividend to ensure that it has the capital to support its historically robust asset growth.

OPERATING CASH EARNINGS RESULTS

The Company is also providing its earnings performance on an operating cash basis since it believes that its cash performance is a better reflection of its financial position and shareholder value creation, as well as its ability to support growth, pay dividends, and repurchase stock than reported net income. Operating cash earnings are earnings before amortization of goodwill and core deposit intangible assets and merger-related expenses.

Operating cash earnings for the quarter were $65.1 million or $0.75 per diluted share, an increase of 18.2% and 17.2%, respectively, over the $55.1 million or $0.64 per diluted share earned in the first quarter of 1999.

ZIONS BANCORPORATION AND SUBSIDIARIES

The operating cash annualized return on average assets for the first quarter of 2000 was 1.26% compared to 1.22% for the first quarter of 1999, resulting in an operating cash annualized return on average common shareholders' equity of 26.27% compared to 27.21% for the first quarter of 1999. The Company's operating cash efficiency ratio for the first quarter of 2000 was 58.52% compared to 62.13% for the first quarter of 1999.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the first quarter of 2000, adjusted to a fully taxable-equivalent basis, increased 8.0% to $194.8 million compared to $180.5 million for the first quarter of 1999. Net interest margin decreased to 4.14% compared to 4.39% for the first quarter of 1999 primarily as a result of continued robust loan growth financed by short-term funding sources instead of traditional core deposit growth normally experienced by the Company. The yield on average earning assets increased 31 basis points during the first quarter of 2000 as compared to the first quarter of 1999, and the average rate paid this quarter on interest-bearing funds increased 58 basis points from the first quarter of 1999. The spread on average interest-bearing funds for the first quarter of 2000 was 3.46% compared to 3.73% for the first quarter of 1999.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)


                                                                Three Months Ended               Three Months Ended
                                                                   March 31, 2000                   March 31, 1999
                                                          -------------------------------    --------------------------------
                                                          Average     Amount of   Average    Average     Amount of   Average
(In millions)                                             Balance    Interest(1)    Rate     Balance    Interest(1)    Rate
                                                          --------    --------   --------    --------    --------    --------
ASSETS
Money market investments ..............................   $  1,382    $   20.1       5.85%   $    999    $   14.8        6.02%
Securities:
     Held to maturity .................................      3,312        54.9       6.67%      3,070        48.1        6.36%
     Available for sale ...............................        742        10.5       5.71%        744        11.4        6.19%
     Trading account ..................................        592         9.0       6.08%        527         6.8        5.22%
                                                          --------    --------               --------    --------
          Total securities ............................      4,646        74.4       6.44%      4,341        66.3        6.19%
                                                          --------    --------               --------    --------


Loans:
     Loans held for sale ..............................        192         3.3       6.95%        212         3.4        6.51%
     Net loans and leases(2) ..........................     12,704       285.6       9.04%     11,104       237.3        8.67%
                                                          --------    --------               --------    --------
          Total loans .................................     12,896       288.9       9.01%     11,316       240.7        8.63%
                                                          --------    --------               --------    --------
Total interest-earning assets .........................   $ 18,924    $  383.4       8.15%   $ 16,656    $  321.8        7.84%
                                                                      --------                           --------
Cash and due from banks ...............................        867                                807
Allowance for loan losses .............................       (205)                              (214)
Goodwill and core deposit intangibles .................        663                                657
Other assets ..........................................      1,160                                988
                                                          --------                           --------
        Total assets ..................................   $ 21,409                           $ 18,894
                                                          ========                           ========

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits .........................   $  1,777    $    9.9       2.23%   $  1,824    $   10.0        2.21%
     Money market super NOW deposits ..................      5,995        65.0       4.36%      4,996        44.7        3.63%
     Time deposits under $100,000 .....................      1,807        21.6       4.81%      2,322        27.4        4.79%
     Time deposits $100,000 or more ...................      1,259        15.5       4.94%      1,461        18.3        5.09%
     Foreign deposits .................................        152         2.0       5.34%        175         1.8        4.23%
                                                          --------    --------               --------    --------
          Total interest-bearing deposits .............     10,990       114.0       4.17%     10,778       102.2        3.85%
                                                          --------    --------               --------    --------
Borrowed funds:
     Securities sold, not yet purchased ...............        302         4.8       6.35%        300         3.8        5.17%
     Federal funds purchased and security
          repurchase agreements .......................      3,127        41.9       5.39%      2,082        22.4        4.36%
     Commercial paper .................................        310         4.8       6.20%         70          .9        5.25%
     FHLB advances and other borrowings:
          less than one year ..........................        858        12.6       5.92%        191         2.3        4.81%
          over one year ...............................        115         1.7       5.74%         53          .8        6.23%
     Long-term debt ...................................        453         8.8       7.85%        454         8.9        7.95%
                                                          --------    --------               --------    --------
          Total borrowed funds ........................      5,165        74.6       5.81%      3,150        39.1        5.03%
                                                          --------    --------               --------    --------
          Total interest-bearing liabilities ..........   $ 16,155    $  188.6       4.69%   $ 13,928    $  141.3        4.11%
                                                                      --------                           --------
Noninterest-bearing deposits ..........................      3,263                              3,179
Other liabilities .....................................        292                                272
                                                          --------                           --------
          Total liabilities ...........................     19,710                             17,379
Minority interest .....................................         40                                 37
          Total shareholders' equity ..................      1,659                              1,478
                                                          --------                           --------
          Total liabilities and shareholders' equity ..   $ 21,409                           $ 18,894
                                                          ========                           ========

Spread on average interest-bearing funds ..............                              3.46%                               3.73%
                                                                                     ====                                ====
Net interest income and net yield on
     interest-earning assets ..........................               $  194.8       4.14%               $  180.5        4.39%
                                                                      ========       ====                ========        ====

1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

NONINTEREST INCOME

Noninterest income, excluding the $96.9 impairment loss on the First Security Corporation common stock, for the first quarter of 2000 was $60.6 million, a decrease of 7.5% from the $65.5 million for the first quarter of 1999. Noninterest income for the first quarter of 2000 includes $5.1 million in venture capital investment losses and the first quarter of 1999 included gains from the sale of mortgage servicing rights and venture capital investment gains aggregating $9.8 million. Excluding these items noninterest income increased 18.1%.

Comparing the segments of noninterest income for the first quarter of 2000 to the first quarter of 1999, service charges on deposit accounts increased 2.0%, other service charges, commissions and fees decreased 1.7%, trust income increased 32.9%, underwriting and trading income decreased 16.8%, loan sales and servicing income decreased 35.2% and other income decreased 26.6%. The decrease in loan sales and servicing income reflects the decrease in gains from sale of mortgage servicing rights and the decrease in other income reflects the changes in income from venture capital investments previously discussed.

As of March 31, 2000 the Company owned 9,457,605 shares of First Security Corporation common stock. Due to the termination of the merger with First Security Corporation and the subsequently announced merger of First Security Corporation with Wells Fargo & Company, it was determined that the Company's unrecognized loss in the First Security Corporation was other than temporary. Accordingly, the Company recognized a pre-tax impairment loss on the stock during the first quarter of $96.9 million. The loss was determined based upon a calculated value of the First Security Corporation common stock of $14.11 using the Wells Fargo & Company closing price on the merger announcement date and the merger exchange ratio.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 2000 was $200.3 million, an increase of 23.2% over $162.6 million for the first quarter of 1999. Excluding merger-related expenses noninterest expense was $158.8 million for the quarter compared to $161.6 million for the first quarter of 1999, a decrease of 1.7%.

Comparing significant noninterest expense segments for the first quarter of 2000 and the first quarter of 1999, salaries and employee benefits decreased 6.0%. Included in employee benefits for the first quarter of 2000 was an adjustment to reflect a reduced obligation related to changes adopted in the Company's Post Retirement Medical Benefits Plan. Occupancy expense decreased 3.5%, furniture and equipment expense increased 19.8% and legal and professional services increased 38.0%. Amortization of goodwill and core deposit intangibles increased 6.4% due to increased amortization resulting from the Company's acquisition of Regency Bancorp in October 1999 in a transaction accounted for as a purchase. The total of all other expenses excluding merger-related expenses decreased 3.2%. Noninterest expense for the first quarter of 2000 includes merger-related expenses of $41.5 million mainly related to the terminated merger agreement with First Security Corporation and the related disengagement process.

At March 31, 2000, the Company had 6,654 full-time equivalent employees, 361 offices and 496 ATMs compared to 7,154 full-time equivalent employees, 352 offices and 488 ATMs at March 31, 1999.

ZIONS BANCORPORATION AND SUBSIDIARIES

INCOME TAXES

The Company's income taxes were a benefit of $22.0 million for the first quarter of 2000 compared to an expense of $26.7 million for the first quarter of 1999. Excluding the tax benefits from merger-related charges including the impairment loss on the First Security Corporation common stock, the Company's effective income tax rate for the first quarter of 2000 was 35.5% compared to 35.8% for the first quarter of 1999.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 13.6% to $18,924 million for the three months ended March 31, 2000 compared to $16,656 million for the three months ended March 31, 1999. Earning assets comprised 88.4% of total average assets for the first three months of 2000, compared with 88.2% for the first three months of 1999.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements increased 38.3% to $1,382 million in the first three months of 2000 as compared to $999 million in the first three months of 1999.

During the first three months of 2000, average securities increased 7.0% to $4,646 million compared to $4,341 million in the first three months of 1999. Average held to maturity securities increased 7.9%, available for sale securities decreased .3%, and trading account securities increased 12.3% compared with the first three months of 1999.

Average net loans and leases increased 14.0% to $12,896 million for the first three months of 2000 compared to $11,316 million in the first three months of 1999, representing 68.1% of earning assets in the first three months of 2000 compared to 67.9% in the first three months of 1999. Average net loans and leases were 90.5% of average total deposits for the three months ended March 31, 2000, as compared to 81.1% for the three months ended March 31, 1999.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES

The following table presents the Company's investment securities on March 31, 2000, December 31, 1999 and March 31, 1999. As of March 31, 2000, the Company had approximately $46 million of Small Business Administration originator fee certificates that have been classified in other assets and are measured as available for sale securities.


                                                March 31,             December 31,              March 31,
                                                  2000                    1999                    1999
                                          ---------------------   ---------------------   ---------------------
                                          Amortized     Market    Amortized     Market    Amortized     Market
(In millions)                                cost       value        cost       value        cost       value
                                          ---------   ---------   ---------   ---------   ---------   ---------
Held to maturity
    U.S. Treasury Securities ..........   $       1   $       1   $       1   $       1   $       2   $       2
    U.S. government agencies and
       corporations:
       Small Business
            Administration loan-
            backed securities .........         436         444         440         445         350         349
       Other agency securities ........       1,294       1,256       1,270       1,233         992         993
    States and political subdivisions .         318         312         314         309         379         387
    Mortgage-backed securities ........       1,246       1,238       1,305       1,303       1,383       1,389
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                              3,295       3,251       3,330       3,291       3,106       3,120
                                          ---------   ---------   ---------   ---------   ---------   ---------
Available for sale
    U.S. Treasury securities ..........          83          83          93          93         123         124
    U.S. government agencies and
       corporations ...................          88          87          51          50         154         155
    States and political subdivisions .         113         109         102          97          60          61
    Mortgage and other asset-backed
     securities .......................         100          95         147         143         239         239
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                384         374         393         383         576         579
                                          ---------   ---------   ---------   ---------   ---------   ---------
    Equity securities:
       Mutual funds:
              Accessor Funds, Inc. ....         149         146         141         139         106         107
       Other Stock ....................         139         122         242         257          12          16
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                288         268         383         396         118         123
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                672         642         776         779         694         702
                                          ---------   ---------   ---------   ---------   ---------   ---------
    Total .............................   $   3,967   $   3,893   $   4,106   $   4,070   $   3,800   $   3,822
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

The table below sets forth the amount of loans outstanding by type on March 31, 2000, December 31, 1999 and March 31, 1999.


(In millions)
                                               March 31,    December 31,     March 31,
                                                 2000           1999           1999
                                             ------------   ------------   ------------
Types
Loans held for sale ......................   $        179   $        205   $        180
Commercial, financial, and agricultural ..          3,045          3,036          2,900
Real estate:
    Construction .........................          1,877          1,722          1,176
    Other:
            Home equity credit line ......            227            232            200
            1-4 family residential .......          2,798          2,503          2,209
            Other real estate-secured ....          4,100          4,168          4,002
                                             ------------   ------------   ------------
                                                    7,125          6,903          6,411
                                             ------------   ------------   ------------
                                                    9,002          8,625          7,587
Consumer:
    Bankcard .............................            114            107             92
    Other ................................            476            490            461
                                             ------------   ------------   ------------
                                                      590            597            553

Lease financing ..........................            273            275            211
Foreign loans ............................             42             53             92
Other receivables ........................             52             62             49
                                             ------------   ------------   ------------
    Total loans ..........................   $     13,183   $     12,853   $     11,572
                                             ============   ============   ============

Loans held for sale on March 31, 2000 decreased 12.4% from year-end 1999. All other loans, net of unearned income and fees increased 2.9% to $12,945 million on March 31, 2000, compared to $12,586 million on December 31, 1999. Commercial loans, construction loans, and other real estate-secured loans increased from year end .3%, 9.0% and 3.2%, respectively. Consumer loans, lease financing, foreign loans, and other receivables decreased 1.2%, .6%, 20.6% and 16.3% , respectively from year end. Within the other real estate-secured loan portfolio, home equity credit line loans decreased 2.1%, 1-4 family residential loans increased 11.8% and all other real estate loans decreased 1.7% from year end.

ZIONS BANCORPORATION AND SUBSIDIARIES

On March 31, 2000, long-term first mortgage real estate serviced for others totaled $232 million and consumer and other loan securitizations, which relate primarily to loans sold under revolving securitization structures, totaled $1,217 million. During the first three months of 2000, the Company sold $193 million of loans classified in held for sale, and securitized and sold SBA loans, home equity credit line loans, credit card receivables and automobile loans totaling $131 million. During the first three months of 2000, total loans sold were $324 million.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $77 million on March 31, 2000, up from $75 million on December 31, 1999, and down from $82 million on March 31, 1999. Such nonperforming assets as a percentage of net loans and leases and other real estate owned were .59%, .58% and .71% on March 31, 2000, December 31, 1999, and March 31, 1999, respectively.

Accruing loans past due 90 days or more totaled $29 million on March 31, 2000, up from $21 million on December 31, 1999, and up from $26 million on March 31, 1999. These loans equaled .22%, .16%, and .23% respectively, of net loans and leases on March 31, 2000, December 31, 1999 and March 31, 1999.

No loans were considered potential problem loans at March 31, 2000, December 31, 1999 or March 31, 1999. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans included in nonaccrual loans and leases amounted to $59 million on March 31, 2000, as compared to $57 million on December 31, 1999, and $61 million on March 31, 1999. The Company considers a loan to be impaired when the accrual of interest has been discontinued and meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on March 31, 2000, December 31, 1999, and March 31, 1999, is a required allowance of $20 million, $16 million and $15 million, respectively, on $26 million, $22 million and $30 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets on March 31, 2000, December 31, 1999, and March 31, 1999.


                                                     March 31,     December 31,      March 31,
(In millions)                                          2000            1999            1999
                                                   ------------    ------------    ------------
Nonaccrual loans ...............................   $         69    $         65    $         71
Restructured loans .............................              1               1               4
Other real estate owned and other
     nonperforming assets ......................              7               9               7
                                                   ------------    ------------    ------------
Total ..........................................   $         77    $         75    $         82
                                                   ============    ============    ============
% of net loans and leases*, other real estate
     owned and other nonperforming assets ......            .59%            .58%            .71%

Accruing loans past due 90 days or more ........   $         29    $         21    $         26
                                                   ============    ============    ============

% of net loans and leases* .....................            .22%            .16%            .23%

*Includes loans held for sale


ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.52% of net loans and leases on March 31, 2000, compared to 1.60% on December 31, 1999, and 1.79% on March 31, 1999. Net charge-offs during the first quarter of 2000 were $9.3 million, including $6.1 million in losses from two former credits of The Sumitomo Bank of California which were charged against acquired Sumitomo reserves, or .29% of average net loans and leases annualized, compared to $11.2 million, or .40% of average net loans and leases annualized for the first quarter of 1999.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 287.8% on March 31, 2000, compared to 310.9% on December 31, 1999, and 275.4% on March 31, 1999. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 204.2% on March 31, 2000, compared to 238.1% on December 31, 1999 and 211.5% on March 31, 1999.

On March 31, 2000, December 31, 1999, and March 31, 1999, the allowance for loan losses includes an allocation of $24 million, $23 million and $21 million, respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on March 31, 2000, December 31, 1999 and March 31, 1999, totaled $6,749 million, $6,001 million and $5,403 million, respectively.

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


                                                 Three Months    Twelve Months     Three Months
                                                     Ended           Ended             Ended
(In thousands)                                     March 31,      December 31,       March 31,
                                                     2000             1999             1999
                                                 ------------     ------------     ------------
Average loans* and leases outstanding
     (net of unearned income) ................   $ 12,896,311     $ 11,819,094     $ 11,316,651
                                                 ============     ============     ============
Allowance for possible losses:
Balance at beginning of the period ...........   $    204,114     $    212,557     $    212,557
Allowance of companies acquired ..............           --              2,623             --
Provision charged against earnings ...........          5,248           17,956            4,741
Loans and leases charged-off:
     Loans held for sale .....................           --               --               --
     Commercial, financial and agricultural ..         (7,902)         (31,742)          (9,702)
     Real estate .............................           (355)          (2,513)            (110)
     Consumer ................................         (2,323)          (9,053)          (1,988)
     Lease financing .........................           (709)          (2,163)          (1,674)
     Other receivables .......................           --                (95)              (3)
                                                 ------------     ------------     ------------
          Total ..............................        (11,289)         (45,566)         (13,477)
                                                 ------------     ------------     ------------
Recoveries:
     Loans held for sale .....................           --               --               --
     Commercial, financial and agricultural ..          1,166            6,376            1,353
     Real estate .............................            147            7,202               61
     Consumer ................................            607            2,750              686
     Lease financing .........................             72              159              130
     Other receivables .......................           --                 57                7
                                                 ------------     ------------     ------------
          Total ..............................          1,992           16,544            2,237
                                                 ------------     ------------     ------------
Net loan and lease charge-offs ...............         (9,297)         (29,022)         (11,240)
                                                 ------------     ------------     ------------
Balance at end of the period .................   $    200,065     $    204,114     $    206,058
                                                 ============     ============     ============
*Includes loans held for sale

Ratio of annualized net charge-offs to
     average loans and leases ................            .29%             .25%             .40%

ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $14,253 million for the first three months of 2000 increased 2.1% over the $13,957 million for the first three months of 1999, with average demand deposits increasing 2.6%. Average savings and NOW deposits, time deposits under $100,000, and average time deposits over $100,000 for the first three months of 2000 decreased 2.6%, 22.2% and 13.8%, respectively, from the first three months of 1999. Average money market and super NOW deposits increased 20.0% and foreign deposits decreased 12.9% during the first three months of 2000, compared with the same period one year earlier.

Total deposits increased 3.7% to $14,585 million on March 31, 2000 as compared to $14,062 million on December 31, 1999. Comparing March 31, 2000 to December 31, 1999, demand deposits, time deposits over $100,000, and savings and money market deposits increased 4.6%, 19.0%, and 4.2%, respectively, while time deposits under $100,000 and foreign deposits decreased 4.8% and 31.4% respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors and debt service requirements, as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios. To meet the Company's short-term liquidity needs, on March 31, 2000, the Company had cash, money market securities and liquid investments, net of short-term or "purchased" liabilities and wholesale deposits, of $425 million or 3.2% of core deposits.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 90.2% of total deposits on March 31, 2000 as compared to 90.8% on December 31, 1999 and 88.7% on March 31, 1999.

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

Interest rate risk is the most significant market risk regularly undertaken by Company. The Company believes there have been no significant changes in market risk compared to the disclosures in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1999.

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

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity on March 31, 2000 was $1,586 million, a decrease of 4.5% from the $1,660 million on December 31, 1999, and an increase of 6.0% over $1,495 million on March 31, 1999. The ratio of average equity to average assets for the first three months of 2000 was 7.75% as compared to 7.82% for the same period in 1999. On March 31, 2000, the Company's Tier I risk-based capital ratio was 8.04%, as compared to 8.64% on December 31, 1999 and 8.59% on March 31, 1999. On March 31, 2000 the Company's total risk-based capital ratio was 10.63%, as compared to 11.29% on December 31, 1999 and 11.48% on March 31, 1999. The Company's leverage ratio on March 31, 2000 was 5.73%, as compared to 6.16% on December 31, 1999 and 6.05% on March 31, 1999.

Dividends declared per common share for the first quarter of 2000 of $.29 increased 107.1%, as compared to $.14 for the first quarter of 1999. The common cash dividend payout of net income for the first three months of 2000 before merger-related charges was 43.60%, as compared to 23.29% for the first three months of 1999.

During the first quarter of 2000, the Company repurchased and retired 77,848 shares of its common stock at a cost of $3.8 million.

OPERATING SEGMENT INFORMATION

The following is a summary of selected operating segment information for the three months ended March 31, 2000 and March 31, 1999. The Company manages its operations and prepares management reports with a primary focus on geographical area. All segments presented, except for the segment defined as "other" are based on commercial banking operations. Zions First National Bank and subsidiaries operates 119 branches in Utah and 17 in Idaho. California Bank & Trust operates 73 branches in Northern and Southern California. Vectra Bank Colorado operates 54 branches in Colorado and one branch in New Mexico. National Bank of Arizona operates a total of 37 branches in Arizona. Nevada State Bank operates 59 offices in Nevada. The Commerce Bank of Washington operates one branch in the state of Washington. The operating segment defined as "other" includes the Parent company, smaller nonbank operating units, and eliminations of transactions between segments.

ZIONS BANCORPORATION AND SUBSIDIARIES

The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated usage of those services.

The following table presents Operating Segment Information for the three months ended March 31, 2000 and for the three months ended March 31, 1999.


                                              ZIONS FIRST NATIONAL
                                                      BANK                CALIFORNIA          VECTRA BANK         NATIONAL BANK OF
                                                AND SUBSIDIARIES         BANK & TRUST           COLORADO              ARIZONA
                                              --------------------   -------------------   -------------------   -------------------
(Amounts in millions)                           2000        1999       2000       1999       2000       1999       2000       1999
                                              --------    --------   --------   --------   --------   --------   --------   --------
CONDENSED INCOME STATEMENT
Net interest income .......................   $   53.7    $   54.9   $   70.8   $   60.1   $   21.9   $   20.1   $   20.4   $   18.0
Provision for loan losses .................        0.2         2.2       --         --          1.1        0.6        0.7        0.6
Noninterest income ........................       33.0        41.6        9.9        8.5        4.1        5.0        3.3        2.7
Merger expense and amortization of
   goodwill and core deposit intangibles ..        3.7         0.5        9.4        3.8        3.7        3.5        0.4        0.5
Other noninterest expense .................       51.9        52.9       47.0       46.3       17.6       17.9       11.2       10.4
Income tax expense (benefit) ..............        9.1        12.7       11.2        8.7        2.1        2.0        4.5        3.6
Minority interest .........................       (1.1)        0.9       --         --         --         --         --         --
                                              --------    --------   --------   --------   --------   --------   --------   --------
     Net income (loss) ....................   $   22.9    $   27.3   $   13.1   $    9.8   $    1.5   $    1.1   $    6.9   $    5.6
                                              ========    ========   ========   ========   ========   ========   ========   ========

AVERAGE BALANCE SHEET DATA
Total assets ..............................   $  8,272    $  6,832   $  6,561   $  6,180   $  2,154   $  2,091   $  1,609   $  1,451
Net loans and leases ......................      4,132       3,564      4,580      4,206      1,373      1,202      1,229      1,039
Total deposits ............................      4,016       3,789      5,396      5,315      1,463      1,618      1,232      1,213


                                                NEVADA STATE BANK   THE COMMERCE BANK OF                            CONSOLIDATED
                                                AND SUBSIDIARIES         WASHINGTON               OTHER                COMPANY
                                              --------------------   -------------------   -------------------   -------------------
(Amounts in millions)                           2000        1999       2000       1999       2000       1999       2000       1999
                                              --------    --------   --------   --------   --------   --------   --------   --------
CONDENSED INCOME STATEMENT
Net interest income .......................   $   25.3    $   23.6   $    4.7   $    3.5   $   (5.8)  $   (3.4)  $  191.0   $  176.8
Provision for loan losses .................        3.0         0.9        0.2        0.4       --         --          5.2        4.7
Noninterest income ........................        6.4         6.1        0.3        0.2      (93.3)       1.4      (36.3)      65.5
Merger expense and amortization of
   goodwill and core deposit intangibles ..        4.5         0.4       --         --         29.1        1.1       50.8        9.8
Other noninterest expense .................       17.5        18.8        2.2        1.7        2.1        4.8      149.5      152.8
Income tax expense (benefit) ..............        2.2         2.9        0.9        0.5      (51.9)      (3.7)     (21.9)      26.7
Minority interest .........................       --          --         --         --          0.7        0.5       (0.4)       1.4
                                              --------    --------   --------   --------   --------   --------   --------   --------
     Net income (loss) ....................   $    4.5    $    6.7   $    1.7   $    1.1   $  (79.1)  $   (4.7)  $  (28.5)  $   46.9
                                              ========    ========   ========   ========   ========   ========   ========   ========

AVERAGE BALANCE SHEET DATA
Total assets ..............................   $  2,319    $  2,137   $    419   $    335   $     75   $   (132)  $ 21,409   $ 18,894
Net loans and leases ......................      1,357       1,132        202        153         23         21     12,896     11,317
Total deposits ............................      1,931       1,826        297        223        (82)       (27)    14,253     13,957

For the three months ended March 31, 2000, the "other" operating segment includes the impairment loss on the First Security Corporation common stock in noninterest income and part of the merger-related expense in non-interest expense.

ZIONS BANCORPORATION AND SUBSIDIARIES

MERGERS AND ACQUISITIONS

On January 7, 2000, the Company announced a definitive agreement to acquire County Bank in Prescott, Arizona, in exchange for Zions Bancorporation common stock. As of December 31, 1999, County Bank had total assets of approximately $242 million. The transaction is expected to be accounted for as a pooling of interests and is expected to close at approximately mid-year.

YEAR 2000

The Company successfully completed its Year 2000 program efforts and experienced no significant problems with its systems as a result of the Year 2000 date change. The Company also received no reports of significant customer problems related to the Year 2000 change that could put the Company at risk. The Company will continue to monitor systems activities related to identified additional critical dates during and beyond 2000.


FORWARD-LOOKING INFORMATION

Statements in Management's Discussion and Analysis that are not based on historical data are forward- looking, including, for example, the projected performance of Zions and its operations. These statements constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from the projections discussed in Management's Discussion and Analysis since such projections involve significant risks and uncertainties. Factors that might cause such differences include, but are not limited to: the timing of closing proposed acquisitions being delayed or such acquisitions being prohibited; competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally in areas in which Zions conducts its operations, being less favorable than expected; and legislation or regulatory changes which adversely affect the Company's operations or business. Zions disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION
          -----------------

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

             a)       Exhibits

             b)       Reports on Form 8-K

                  Zions Bancorporation filed the following reports on Form 8-K during the quarter ended March 31, 2000:

                  Form 8-K filed January 19, 2000 (Item 5.) A copy of a press release issued January 18, 2000 by Zions Bancorporation and First Security Corporation with respect to (1) the agreement for the sale of certain branches in Utah and Idaho and (2) the consolidation of the combined company's retail delivery system.

                  Form 8-K filed February 17, 2000 (Item 5.) A copy of a press release issued on February 7, 2000 announcing fourth quarter earnings.

                  Form 8-K filed March 13, 2000 (Item 5.) A copy of a press release issued March 13, 2000 concerning the proposed merger with First Security Corporation.

                  Form 8-K filed March 22, 2000 (Item 5.) A copy of a press release issued March 22, 2000 regarding the meeting of First Security Corporation's stockholders held on March 22, 2000.

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

                                      ZIONS BANCORPORATION

                                      /s/Harris H. Simmons
                                      --------------------------------
                                      Harris H. Simmons, President and
                                      Chief Executive Officer

                                      /s/Dale M. Gibbons
                                      --------------------------------
                                      Dale M. Gibbons, Executive Vice President
                                      and Chief Financial Officer
Dated May 11, 2000