Form 10-Q
period 2000-06-30
ZIONS BANCORPORATION /UT/
filed 2000-08-14
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to


COMMISSION FILE NUMBER 0-2610



                              ZIONS BANCORPORATION
             (Exact name of Registrant as specified in its charter)



            UTAH                                           87-0227400
------------------------------------------            -------------------
  (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                     Identification No.)


    ONE SOUTH MAIN, SUITE 1380
      SALT LAKE CITY, UTAH                                  84111
------------------------------------------                ----------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (801)524-4787


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, without par value,
outstanding at August 4, 2000                              86,884,952 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION
              ---------------------

     ITEM 1.  Financial Statements (unaudited)

                      Consolidated Balance Sheets                            3
                      Consolidated Statements of Income                      4
                      Consolidated Statements of Cash Flows                  5
                      Consolidated Statements of Changes in Shareholders'
                         Equity and Comprehensive Income                     7
                      Notes to Consolidated Financial Statements             8

     ITEM 2.  Management's Discussion and Analysis                           9


PART II.      OTHER INFORMATION
              -----------------

     ITEM 4.  Submission of Matters to a Vote of Shareholders               27

     ITEM 6.  Exhibits and Reports on Form 8-K                              28


SIGNATURES                                                                  28
----------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


(In thousands, except share amounts)                                      June 30,      December 31,      June 30,
                                                                            2000            1999            1999
                                                                        ------------    ------------    ------------
ASSETS
Cash and due from banks .............................................   $    882,064    $    898,300    $    940,807
Money market investments:
     Interest-bearing deposits ......................................         18,580          17,371          17,757
     Federal funds sold .............................................        210,986          85,898         163,550
     Security resell agreements .....................................        498,581         421,900         281,351

 Investment securities:
     Held to maturity, at cost (approximate market value
     $3,209,248, $3,290,508, and $3,263,185) ........................      3,241,734       3,330,444       3,270,066
     Available for sale, at market ..................................        746,324         778,930         710,829
     Trading account, at market......................................        340,070         327,845         416,130
                                                                        ------------    ------------    ------------
                                                                           4,328,128       4,437,219       4,397,025
Loans:
     Loans held for sale ............................................        186,644         204,800         195,217
     Loans, leases, and other receivables ...........................     13,658,611      12,648,325      11,564,758
                                                                        ------------    ------------    ------------
                                                                          13,845,255      12,853,125      11,759,975
Less:
     Unearned income and fees, net of related costs .................         70,004          62,480          52,904
     Allowance for loan losses ......................................        197,430         204,114         212,424
                                                                        ------------    ------------    ------------
           Net Loans ................................................     13,577,821      12,586,531      11,494,647

Premises and equipment, net .........................................        294,628         287,448         268,608
Goodwill and core deposit intangibles ...............................        647,564         666,219         642,952
Other real estate owned .............................................          4,073           8,939           7,322
Other assets ........................................................        996,010         871,075         851,270
                                                                        ------------    ------------    ------------
                                                                        $ 21,458,435    $ 20,280,900    $ 19,065,289
                                                                        ============    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing .............................................   $  3,421,032    $  3,276,097    $  3,310,150
    Interest-bearing:
         Savings and money market ...................................      7,827,135       7,660,786       7,300,492
         Time:
             Under $100,000 .........................................      1,665,752       1,836,645       2,052,438
             Over $100,000 ..........................................      1,473,213       1,078,631       1,207,206
         Foreign ....................................................        126,851         209,780         163,729
                                                                        ------------    ------------    ------------
                                                                          14,513,983      14,061,939      14,034,015

Securities sold, not yet purchased ..................................        311,133         237,020         377,056
Federal funds purchased .............................................        479,543         825,997         669,115
Security repurchase agreements ......................................      1,538,393       1,366,653         913,927
Accrued liabilities .................................................        319,878         247,406         333,164
Commercial paper ....................................................        235,956         238,660         133,969
Federal Home Loan Bank advances and other borrowings:
     Less than one year .............................................      1,819,328       1,038,045         532,166
     Over one year ..................................................        145,712         112,622          60,216
Long-term debt ......................................................        420,099         453,471         453,249
                                                                        ------------    ------------    ------------
         Total liabilities ..........................................     19,784,025      18,581,813      17,506,877
                                                                        ------------    ------------    ------------
Minority interest ...................................................         40,426          39,249          37,162

Shareholders' equity:
     Capital stock:
         Preferred stock, without par value; authorized
              3,000,000 shares; issued and outstanding, none ........           --              --              --
         Common stock, without par value; authorized
            200,000,000 shares; issued and outstanding 85,726,222,
            85,592,643 and 84,422,706 shares ........................        889,422         888,231         823,552
     Accumulated other comprehensive loss ...........................        (20,322)         (4,158)         (4,664)
     Retained earnings ..............................................        764,884         775,765         702,362
                                                                        ------------    ------------    ------------
          Total shareholders' equity ................................      1,633,984       1,659,838       1,521,250
                                                                        ------------    ------------    ------------
                                                                        $ 21,458,435    $ 20,280,900    $ 19,065,289
                                                                        ============    ============    ============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                     Three Months Ended        Six Months Ended
                                                                           June 30,                 June 30,
                                                                    ---------------------    ----------------------
(In thousands, except per share amounts)                               2000       1999         2000         1999
                                                                    ---------   ---------    ---------    ---------
Interest income:
     Interest and fees on loans .................................   $ 299,142   $ 245,146    $ 579,526    $ 478,203
     Interest on loans held for sale ............................       3,261       3,088        6,580        6,493
     Lease financing ............................................       4,100       3,253        8,312        6,677
     Interest on money market investments .......................      18,313      17,128       38,402       31,944
     Interest on securities:
          Held to maturity:
               Taxable ..........................................      48,585      42,764       97,327       83,980
               Nontaxable .......................................       4,148       4,959        8,161        9,439
          Available for sale:
               Taxable ..........................................       7,627       8,513       16,189       18,784
               Nontaxable .......................................       1,735         690        3,013        1,399
          Trading account .......................................       9,712       7,983       18,668       14,775
                                                                    ---------   ---------    ---------    ---------
          Total interest income .................................     396,623     333,524      776,178      651,694
                                                                    ---------   ---------    ---------    ---------
Interest expense:
     Interest on savings and money market deposits ..............      81,140      59,366      156,036      114,016
     Interest on time and foreign deposits ......................      38,244      42,163       77,340       89,746
     Interest on borrowed funds .................................      82,641      46,692      157,212       85,774
                                                                    ---------   ---------    ---------    ---------
          Total interest expense ................................     202,025     148,221      390,588      289,536
                                                                    ---------   ---------    ---------    ---------
          Net interest income ...................................     194,598     185,303      385,590      362,158
Provision for loan losses .......................................       6,214       4,143       11,462        8,884
                                                                    ---------   ---------    ---------    ---------
          Net interest income after provision for loan losses ...     188,384     181,160      374,128      353,274
                                                                    ---------   ---------    ---------    ---------
Noninterest income:
     Service charges on deposit accounts ........................      19,263      18,636       38,312       37,304
     Other service charges, commissions and fees ................      15,860      18,116       31,699       34,233
     Trust income ...............................................       4,548       4,244        9,035        7,621
     Investment securities gain (loss), net .....................       2,321         215        3,456       (1,089)
     Impairment loss on First Security Corporation common stock .        --          --        (96,911)        --
     Underwriting and trading income ............................       2,016       3,223        5,363        7,244
     Loan sales and servicing income ............................      12,706      12,410       22,530       27,582
     Other income ...............................................      13,885       6,163       20,804       15,592
                                                                    ---------   ---------    ---------    ---------
          Total noninterest income ..............................      70,599      63,007       34,288      128,487
                                                                    ---------   ---------    ---------    ---------
Noninterest expense:
     Salaries and employee benefits .............................      86,374      86,446      167,511      172,728
     Occupancy, net .............................................      12,910      12,524       25,129       25,189
     Furniture and equipment ....................................      13,133      10,810       25,901       21,465
     Other real estate expense (income) .........................         117        (486)         416         (442)
     Legal and professional services ............................       5,536       5,240       10,526        8,856
     Supplies ...................................................       2,770       3,148        5,276        5,852
     Postage ....................................................       2,452       2,999        5,494        5,910
     Advertising ................................................       5,561       6,090       10,125        9,242
     Merger-related expense .....................................       1,152       1,119       42,695        2,164
     FDIC premiums ..............................................         894         814        1,761        1,196
     Amortization of goodwill and core deposit intangibles ......       9,307       8,905       18,597       17,633
     Amortization of mortgage servicing assets ..................          41         115          121          766
     Other ......................................................      27,065      28,162       54,072       57,932
                                                                    ---------   ---------    ---------    ---------
          Total noninterest expense .............................     167,312     165,886      367,624      328,491
                                                                    ---------   ---------    ---------    ---------
Income before income taxes and minority interest ................      91,671      78,281       40,792      153,270
Income taxes ....................................................      31,445      26,944        9,490       53,673
                                                                    ---------   ---------    ---------    ---------
          Net income before minority interest ...................      60,226      51,337       31,302       99,597
Minority interest ...............................................         643         504          211        1,860
                                                                    ---------   ---------    ---------    ---------
          Net income ............................................   $  59,583   $  50,833    $  31,091    $  97,737
                                                                    =========   =========    =========    =========

Basic shares ....................................................      85,707      84,396       85,674       84,290
Diluted shares ..................................................      86,323      85,599       86,420       85,482

Net income per common share:
     Basic ......................................................   $    0.70   $    0.60    $    0.36    $    1.16
     Diluted ....................................................   $    0.69   $    0.59    $    0.36    $    1.14

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                          Three Months Ended              Six Months Ended
                                                                                June 30,                       June 30,
                                                                      ----------------------------    ----------------------------
(In thousands)                                                            2000            1999            2000            1999
                                                                      ------------    ------------    ------------    ------------
Cash flows from operating activities:
     Net income ...................................................   $     59,583    $     50,833    $     31,091    $     97,737
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Provision for loan losses ..................................          6,214           4,143          11,462           8,884
       Depreciation of premises and equipment .....................         11,450          10,241          22,818          19,328
       Amortization ...............................................         12,487          12,946          24,571          26,841
       Accretion of unearned income and fees, net of
            related costs .........................................         11,057           6,918           7,524           9,768
       Income to minority interest ................................            643             504             211           1,860
       Proceeds from sales of trading account securities ..........     25,258,087      48,341,852      77,640,435      94,197,450
       Increase in trading account securities .....................    (25,201,390)    (48,536,855)    (77,652,660)    (94,421,725)
       Investment securities (gain) loss, net .....................         (2,321)           (215)         (3,456)          1,089
       Impairment loss on First Security Corporation common stock .           --              --            96,911            --
       Proceeds from loans held for sale ..........................         89,753         196,362         282,485         504,471
       Increase in loans held for sale ............................        (97,065)       (211,989)       (264,391)       (468,365)
       Net gain on sales of loans, leases and other assets ........         (8,910)         (9,977)        (16,874)        (22,607)
       Change in accrued income taxes .............................         (6,404)          8,580          15,529          30,536
       Change in accrued interest receivable ......................          7,912           5,866          (9,420)         (6,096)
       Change in accrued interest payable .........................           (243)           (860)          2,775          (1,995)
       Other, net .................................................        (12,485)        (29,686)        (43,243)       (111,799)
                                                                      ------------    ------------    ------------    ------------
            Net cash provided by (used in) operating activities ...        128,368        (151,337)        145,768        (134,623)
                                                                      ------------    ------------    ------------    ------------
Cash flows from investing activities:
     Net decrease (increase) in money market investments ..........         58,539          10,920        (202,978)        197,222
     Proceeds from maturities of investment securities
          held to maturity ........................................        455,018         280,128         549,352         576,198
     Purchases of investment securities held to maturity ..........       (383,971)       (447,712)       (444,556)     (1,003,082)
     Proceeds from sales of investment securities
          available for sale ......................................        171,919          13,099         256,263         151,750
     Proceeds from maturities of investment securities
          available for sale ......................................         52,447          66,052          79,951         160,203
     Purchases of investment securities available for sale ........       (339,528)       (100,023)       (451,485)       (286,491)
     Proceeds from sales of loans and leases ......................        154,432         427,133         292,134         623,170
     Net increase in loans and leases .............................       (809,995)       (594,587)     (1,307,747)     (1,147,456)
     Payments on leveraged leases .................................           --              --            (4,943)         (4,168)
     Principal collections on leveraged leases ....................           --              --             4,943           4,168
     Proceeds from sales of premises and equipment ................          3,091           1,784           4,983           3,411
     Purchases of premises and equipment ..........................        (18,449)        (27,056)        (34,988)        (41,422)
     Proceeds from sales of mortgage-servicing rights .............          1,049           6,085           1,994          21,003
     Purchases of mortgage-servicing rights .......................           --              (136)            (62)           (928)
     Proceeds from sales of other assets ..........................          3,639           1,413           6,972           3,542
     Cash paid for acquisitions, net of cash received                         --              --              --               592
                                                                      ------------    ------------    ------------    ------------
            Net cash used in investing activities .................       (651,809)       (362,900)     (1,250,167)       (742,288)
                                                                      ------------    ------------    ------------    ------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                                          Three Months Ended              Six Months Ended
                                                                                June 30,                       June 30,
                                                                      ----------------------------    ----------------------------
(In thousands)                                                            2000            1999            2000            1999
                                                                      ------------    ------------    ------------    ------------
Cash flows from financing activities:
     Net increase (decrease) in deposits ..........................        (70,793)       (111,663)        452,044        (192,357)
     Net change in short-term funds borrowed ......................        585,193         728,941         677,978       1,116,610
     Proceeds from FHLB advances over one year ....................        100,000          15,000         200,000          15,000
     Payments on FHLB advances over one year ......................       (104,489)         (5,582)       (166,910)        (11,580)
     Payments on long-term debt ...................................        (17,548)           (305)        (33,372)           (486)
     Proceeds from issuance of common stock .......................            544           1,237           4,231           2,833
     Payments to redeem common stock ..............................            (24)           (772)         (3,836)           (966)
     Dividends paid ...............................................        (17,141)        (22,930)        (41,972)        (33,990)
                                                                      ------------    ------------    ------------    ------------
               Net cash provided by financing activities ..........        475,742         603,926       1,088,163         895,064
                                                                      ------------    ------------    ------------    ------------
Net increase (decrease) in cash and due from banks ................        (47,699)         89,689         (16,236)         18,153
Cash and due from banks at beginning of period ....................        929,763         851,118         898,300         922,654
                                                                      ------------    ------------    ------------    ------------
Cash and due from banks at end of period ..........................   $    882,064    $    940,807    $    882,064    $    940,807
                                                                      ============    ============    ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)
                                                                          Three Months Ended              Six Months Ended
                                                                                June 30,                       June 30,
                                                                      ----------------------------    ----------------------------
(In thousands)                                                            2000            1999            2000            1999
                                                                      ------------    ------------    ------------    ------------
Cash paid for:
     Interest .....................................................   $    205,431    $    149,095    $    391,116    $    291,533
     Income taxes .................................................         22,552          17,665          22,556          17,720
Loans transferred to other real estate owned ......................            588           3,247           2,391           5,697

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

                                                                                    Six Months Ended
                                                                                      June 30, 2000
                                                           ---------------------------------------------------------------------
                                                                                       Accumulated
                                                                                          other                        Total
                                                             Common     Comprehensive  comprehensive   Retained     Shareholders'
(In thousands)                                                Stock        Income      income (loss)   Earnings        Equity
                                                           -----------   -----------   ------------   -----------    -----------
Balance, January 1, 2000 ...............................   $   888,231                 $    (4,158)   $   775,765    $ 1,659,838
Net income for the period ..............................                 $    31,091                       31,091         31,091
                                                                         -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $45,759.                     (73,872)
     Reclassification for net realized securities loss
       recorded in the income statement, net of tax
         benefit of $35,747.............................                      57,708
                                                                         -----------
    Other comprehensive loss ...........................                     (16,164)      (16,164)                      (16,164)
                                                                         -----------
    Total comprehensive income .........................                 $    14,927
                                                                         ===========
Cash dividends:
    Common, $.49 per share .............................                                                  (41,972)       (41,972)
Stock redeemed and retired .............................        (3,836)                                                   (3,836)
Stock options exercised, net of shares tendered and
   retired .............................................         5,027                                                     5,027
                                                           -----------                                               -----------
Balance, June 30, 2000 .................................   $   889,422                 $   (20,322)   $   764,884    $ 1,633,984
                                                           ===========                 ===========    ===========    ===========



                                                           ---------------------------------------------------------------------
                                                                                     Six Months Ended
                                                                                       June 30, 1999
                                                           ---------------------------------------------------------------------
                                                                                        Accumulated
                                                                                          other                        Total
                                                             Common     Comprehensive  comprehensive   Retained     Shareholders'
(In thousands)                                                Stock        Income      income (loss)   Earnings        Equity
                                                           -----------   -----------   ------------   -----------    -----------
Balance, January 1, 1999 ...............................   $   796,519                 $    (3,407)   $   659,519    $ 1,452,631
Net income for the period ..............................                 $    97,737                       97,737         97,737
                                                                         -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $3,151 .                      (5,087)
    Reclassification for realized investment
       securities loss recorded in the income
       statement, net of tax benefit of $2,372 .........                       3,830
                                                                         -----------
    Other comprehensive loss ...........................                      (1,257)       (1,257)                       (1,257)
                                                                         -----------
    Total comprehensive income .........................                 $    96,480
                                                                         ===========
Cash dividends:
    Common, $.43 per share .............................                                                  (33,990)       (33,990)
Stock dividend of acquired company .....................        21,700                                    (21,700)          --
Issuance of common shares for acquisitions .............            83                                        796            879
Stock redeemed and retired .............................          (966)                                                     (966)
Stock options exercised, net of shares tendered and
  retired ..............................................         6,216                                                     6,216
                                                           -----------                                               -----------
Balance, June 30, 1999 .................................   $   823,552                 $    (4,664)   $   702,362    $ 1,521,250
                                                           ===========                 ===========    ===========    ===========

Comprehensive income for the three months ended June 30, 2000 and 1999 was $64,761 and $47,644 respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

On October 15, 1999 the Company completed its acquisition of Pioneer Bancorporation in a transaction accounted for as a pooling of interests. The acquisition was considered significant and prior year amounts have accordingly been restated.

Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1999.

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

Included in results of operations for the six months ended June 30, 2000 are approximately $42.7 million of pre-tax merger expenses related to the termination of the merger and the related disengagement. Also included in results of operations is a pre-tax impairment loss on First Security Corporation common stock owned by the Company of $96.9 million. It is possible that the Company could incur additional unidentified expenses related to the merger termination and related disengagement process.

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

Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The original effective date of this statement, as amended by Statement Nos. 137 and 138, has been delayed and it is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and should not be applied retroactively to financial statements of prior periods. The Company is currently studying the statement to determine its future effects.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

FINANCIAL HIGHLIGHTS
(Unaudited)

                                                        Three Months Ended                 Six Months Ended
(In thousands, except per share and ratio data)              June 30,                           June 30,
                                               ---------------------------------   ----------------------------------
                                                  2000         1999     % Change     2000          1999      % Change
                                               ---------    ---------   --------   ---------     ---------   --------
EARNINGS
Taxable-equivalent net interest income .....   $ 199,099    $ 189,341     5.15 %   $ 393,939     $ 369,831     6.52 %
Net interest income ........................     194,598      185,303     5.02 %     385,590       362,158     6.47 %
Noninterest income .........................      70,599       63,007    12.05 %     131,199       128,487     2.11 %
Impairment loss First Security Corporation
   common stock (1) ........................        --           --         --       (96,911)         --         --
Provision for loan losses ..................       6,214        4,143    49.99 %      11,462         8,884    29.02 %
Noninterest expense ........................     167,312      165,886     0.86 %     367,624       328,491    11.91 %
Income before income taxes .................      91,671       78,281    17.11 %      40,792       153,270   (73.39)%
Income taxes ...............................      31,445       26,944    16.71 %       9,490        53,673   (82.32)%
Minority interest ..........................         643          504    27.58 %         211         1,860   (88.66)%
Net income .................................      59,583       50,833    17.21 %      31,091        97,737   (68.19)%

PER COMMON SHARE
Net income (diluted) .......................        0.69         0.59    16.95 %        0.36          1.14   (68.42)%
Dividends ..................................        0.20         0.29   (31.03)%        0.49          0.43    13.95 %
Book value .................................                                           19.06         18.02     5.77 %

SELECTED RATIOS
Return on average assets ...................        1.12%        1.04%                  0.29%         1.02%
Return on average common equity ............       14.93%       13.41%                  3.83%        13.15%
Efficiency ratio(3) ........................       62.04%       65.74%                 70.01%        65.92%
Net interest margin ........................        4.23%        4.39%                  4.18%         4.39%

OPERATING CASH EARNINGS(2)(3)
Taxable-equivalent net interest income .....   $ 199,099    $ 189,341     5.15 %   $ 393,939     $ 369,831     6.52 %
Net interest income ........................     194,598      185,303     5.02 %     385,590       362,158     6.47 %
Noninterest income .........................      70,599       63,007    12.05 %     131,199       128,487     2.11 %
Provision for loan losses ..................       6,214        4,143    49.99 %      11,462         8,884    29.02 %
Noninterest expense ........................     156,853      155,862     0.64 %     306,332       308,694    (0.77)%
Income before income taxes .................     102,130       88,305    15.66 %     198,995       173,067    14.98 %
Income taxes ...............................      33,079       28,520    15.99 %      65,298        56,853    14.85 %
Minority interest ..........................         643          504    27.58 %         211         1,860   (88.66)%
Net income .................................      68,408       59,281    15.40 %     133,486       114,354    16.73 %

PER COMMON SHARE
Net income (diluted) .......................        0.79         0.69    14.49 %        1.54          1.34    14.93 %
Dividends ..................................        0.20         0.29   (31.03)%        0.49          0.43    13.95 %
Book value .................................                                           11.51         10.40    10.67 %

SELECTED RATIOS
Return on average assets ...................        1.33%        1.25%                  1.29%         1.24%
Return on average common equity ............       28.90%       27.34%                 27.55%        27.28%
Efficiency ratio ...........................       58.16%       61.76%                 58.33%        61.95%
Net interest margin ........................        4.23%        4.39%                  4.18%         4.39%

(1) This investment was written down to $14.11 per common share.
(2) Before amortization of goodwill and core deposit intangible assets and merger-related expense.
(3) Excludes impairment loss on First Security Corporation common stock.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)


                                                            Three Months Ended                         Six Months Ended
                                                                 June 30,                                   June 30,
                                                  ------------------------------------   ----------------------------------------
(In thousands, except per share and ratio data)       2000          1999      % Change      2000              1999       % Change
                                                  -----------   -----------   --------   -----------       -----------   --------
AVERAGE BALANCES
Total assets ..................................   $21,410,382   $19,650,829       8.95%  $21,409,795       $19,272,432     11.09 %
Securities ....................................     4,509,800     4,466,551       0.97%    4,578,079         4,403,738      3.96 %
Net loans and leases ..........................    13,327,079    11,623,071      14.66%   13,111,695        11,469,861     14.31 %
Goodwill and core deposit intangibles .........       652,838       650,697       0.33%      657,848           653,687      0.64 %
Total deposits ................................    14,111,988    14,042,759       0.49%   14,182,678        14,000,014      1.30 %
Minority interest .............................        40,172        36,224      10.90%       39,918            36,588      9.10 %
Shareholders' equity ..........................     1,604,801     1,520,453       5.55%    1,632,068         1,499,033      8.87 %

Weighted average common and common-
     equivalent shares outstanding ............    86,322,966    85,599,449       0.85%   86,420,490        85,481,587      1.10 %

AT PERIOD END
Total assets ..................................                                          $21,458,435       $19,065,289     12.55 %
Securities ....................................                                            4,328,128         4,397,025     (1.57)%
Net loans and leases ..........................                                           13,775,251        11,707,071     17.67 %
Allowance for loan losses .....................                                              197,430           212,424     (7.06)%
Goodwill and core deposit intangibles .........                                              647,564           642,952      0.72 %
Total deposits ................................                                           14,513,983        14,034,015      3.42 %
Minority interest .............................                                               40,426            37,162      8.78 %
Shareholders' equity ..........................                                            1,633,984         1,521,250      7.41 %

Common shares outstanding .....................                                           85,726,222        84,422,706      1.54 %

Average equity to average assets ..............          7.50%         7.74%                    7.62%             7.78%
Common dividend payout ........................         28.77%        45.11%                   46.16%(1)         34.78%

Nonperforming assets ..........................                                               84,255            58,646       43.67 %
Loans past due 90 days or more ................                                               22,298            27,379      (18.56)%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at June 30 ..........                                                 0.61%             0.50%

(1)   Before impairment loss on First Security Corporation common stock.

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved net income of $59.6 million or $0.69 per diluted share for the second quarter of 2000, an increase of 17.2% and 16.9%, respectively, over the $50.8 million or $0.59 earned in the second quarter of 1999. Before merger-related charges, net income for the second quarter of 2000 was $60.3 million or $0.70 per diluted share, an increase of 5.8% and 6.0%, respectively, over the $57.0 million or $0.66 per diluted share earned before merger-related charges, in the first quarter of 2000. Results for the first quarter of 2000 included $85.5 million in after-tax charges ($0.99 per share) related to the Company's terminated merger with First Security Corporation, including a write down to market value of its investment in First Security Corporation common stock. Including the merger-related charges the Company incurred a net loss of $28.5 million or $0.33 per diluted share for the first quarter of 2000.

Consolidated net income was $31.1 million or $0.36 per diluted share for the first six months of 2000 compared to $97.7 million or $1.14 per diluted share for the first six months of 1999. Before merger-related charges, net income was $117.2 million or $1.36 per diluted share compared to $99.0 million or $1.16 per diluted share for the first six months of 1999, increases of 18.4% and 17.2%, respectively.

The annualized return on average assets for the second quarter of 2000 was 1.12% compared to 1.04% for the first quarter of 1999 and a negative 0.54% for the first quarter of 2000. The annualized return on average common shareholder's equity was 14.93% for the quarter compared to 13.41% for the second quarter of 1999 and a negative 6.91% for the first quarter of 2000. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the second quarter was 62.04% compared to 65.74% for the second quarter of 1999 and 78.42% for the first quarter of 2000.

For the first six months of 2000 the annualized return on average assets was 0.29% compared to 1.02% for the same period in 1999. The annualized return on average common shareholder's equity was 3.83% for the first six months of 2000 compared to 13.15% for the first six months of 1999.

The Company's second quarter $8.8 million (17.2%) increase in earnings compared to the same period a year ago reflects a $9.3 million (5.0%) increase in net interest income, and a $7.6 million (12.0%) increase in noninterest income, partially offset by a $2.1 million (50.0%) increase in the provision for loan losses, a $1.4 million (0.9%) increase in noninterest expense and a $4.5 million (16.7%) increase in income tax expense.

For the first six months of 2000 compared to the same period last year the $66.6 million (68.2%) decrease in net income results from the recognition of after-tax merger charges of $86.1 million ($1.00 per diluted share) related to the Company's terminated merger with First Security Corporation. Other changes reflected in the results for the first six months of 2000 compared to the same period last year include a $23.4 (6.5%) increase in net interest income and a $2.7 million (2.1%) increase in noninterest income excluding the $96.9 million impairment loss on First Security Corporation common stock. Noninterest expense excluding merger-related expense decreased $1.4 million (0.43%), the provision for loan losses increased $2.6 million (29.0%), and income tax expense decreased $44.2 million (82.3%).

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Operating cash earnings for the quarter were $68.4 million or $0.79 per diluted share, an increase of 15.4% and 14.5%, respectively, over the $59.3 million or $0.69 per diluted share earned in the second quarter of 1999. Operating cash earnings for the second quarter of 2000 increased 5.1% over the $65.1 million earned during the first quarter of 2000. Operating cash earnings per diluted share for the second quarter of 2000 increased 5.3% over the $.75 for the first quarter of 2000. Year-to-date operating cash earnings were $133.5 million or $1.54 per diluted share, an increase of 16.7% and 14.9%, respectively, over the $114.4 million or $1.34 per diluted share earned in the first half of 1999.

The operating cash annualized return on average assets for the second quarter and for the first six months of 2000 was 1.33% and 1.29% compared to 1.25% and 1.24%, respectively, in 1999. Operating cash annualized return on average common shareholders' equity was 28.90% and 27.55% for the second quarter and for the first six months of 2000, compared to the restated 27.34% and 27.28% for the same periods of 1999. The Company's cash efficiency ratio for the second quarter and for the first six months of 2000 was 58.16% and 58.33%, respectively, compared to 61.76% and 61.95% for the same periods of 1999.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the second quarter of 2000, adjusted to a fully taxable-equivalent basis, increased 5.2% to $199.1 million compared to $189.3 million for the second quarter of 1999 and increased 2.2% from $194.8 million for the first quarter of 2000. Net interest margin was 4.23% for the second quarter of 2000, compared to 4.39% for the second quarter of 1999 and 4.14% for the first quarter of 2000. Six-month net interest income, on a fully taxable-equivalent basis, was $393.9 million in 2000, an increase of 6.5% compared to $369.8 million for the first six months of 1999. Net interest margin for the first six months of 2000 was 4.18%, compared to 4.39% for the first six months of 1999. The decreased margins for 2000 compared to 1999 reflect continued robust loan growth by the Company which has been financed by short-term funding sources instead of the traditional core deposit growth normally experienced by the Company.

The yield on average earning assets increased 69 basis points during the second quarter of 2000 as compared to the second quarter of 1999, and 37 basis points from the first quarter of 2000. The average rate paid this quarter on interest-bearing funds increased 92 basis points from the second quarter of 1999 and increased 32 basis points from the first quarter of 2000. Comparing the first six months of 2000 with 1999, the yield on average earning assets increased 50 basis points, while the cost of interest-bearing funds increased by 75 basis points.

The spread on average interest-bearing funds for the second quarter of 2000 was 3.51%, down from the 3.74% for the second quarter of 1999 and up from the 3.46% for the first quarter of 2000. The spread on average interest-bearing funds for the first six months of 2000 was 3.48%, down from 3.73% for the first six months of 1999.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                             Three Months Ended                    Three Months Ended
                                                                June 30, 2000                         June 30, 1999
                                                  --------------------------------------    --------------------------------------
                                                    Average        Amount of     Average       Average        Amount of    Average
(In thousands)                                      Balance        Interest(1)    Rate         Balance       Interest(1)     Rate
                                                  ------------    ------------   -------    ------------    ------------   -------
ASSETS
Money market investments ......................   $  1,107,087    $     18,313      6.65%   $  1,204,125    $     17,128      5.71%
Securities:
     Held to maturity .........................      3,279,077          54,967      6.74%      3,190,395          50,393      6.34%
     Available for sale .......................        614,748          10,296      6.74%        670,678           9,575      5.73%
     Trading account ..........................        615,975           9,712      6.34%        605,478           7,983      5.29%
                                                  ------------    ------------              ------------    ------------
          Total securities ....................      4,509,800          74,975      6.69%      4,466,551          67,951      6.10%
                                                  ------------    ------------              ------------    ------------


Loans:
     Loans held for sale ......................        174,358           3,261      7.52%        175,563           3,088      7.05%
     Net loans and leases(2)...................     13,152,721         304,575      9.31%     11,447,508         249,395      8.74%
                                                  ------------    ------------              ------------    ------------
          Total loans .........................     13,327,079         307,836      9.29%     11,623,071         252,483      8.71%
                                                  ------------    ------------              ------------    ------------
Total interest-earning assets..................   $ 18,943,966    $    401,124      8.52%   $ 17,293,747    $    337,562      7.83%
                                                                  ------------                              ------------
Cash and due from banks .......................        833,878                                   842,440
Allowance for loan losses .....................       (201,311)                                 (208,432)
Goodwill and core deposit intangibles .........        652,838                                   650,697
Other assets ..................................      1,181,011                                 1,072,377
                                                  ------------                              ------------
        Total assets ..........................   $ 21,410,382                              $ 19,650,829
                                                  ============                              ============

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits .................   $  1,824,264    $      9,727      2.14%   $  1,760,569    $     11,127      2.53%
     Money market super NOW deposits ..........      6,075,324          71,413      4.73%      5,462,042          48,239      3.54%
     Time deposits under $100,000 .............      1,705,326          21,029      4.96%      2,111,492          25,208      4.79%
     Time deposits $100,000 or more ...........      1,130,266          15,638      5.56%      1,296,156          15,253      4.72%
     Foreign deposits .........................        132,195           1,577      4.80%        165,263           1,702      4.13%
                                                  ------------    ------------              ------------    ------------
          Total interest-bearing deposits .....     10,867,375         119,384      4.42%     10,795,522         101,529      3.77%
                                                  ------------    ------------              ------------    ------------
Borrowed funds:
     Securities sold, not yet purchased .......        303,219           4,830      6.41%        308,587           4,122      5.36%
     Federal funds purchased and security
          repurchase agreements ...............      2,784,960          40,186      5.80%      2,168,242          24,040      4.45%
     Commercial paper .........................        293,205           4,545      6.23%        135,921           1,717      5.07%
     FHLB advances and other borrowings:
          less than one year ..................      1,377,691          22,225      6.49%        620,951           7,288      4.71%
          over one year .......................        134,989           2,009      5.99%         57,007             896      6.30%
     Long-term debt ...........................        446,993           8,846      7.96%        451,392           8,629      7.67%
                                                  ------------    ------------              ------------    ------------
          Total borrowed funds ................      5,341,057          82,641      6.22%      3,742,100          46,692      5.00%
                                                  ------------    ------------              ------------    ------------
          Total interest-bearing liabilities ..   $ 16,208,432    $    202,025      5.01%   $ 14,537,622    $    148,221      4.09%
                                                  ------------                              ------------
Noninterest-bearing deposits ..................      3,244,613                                 3,247,237
Other liabilities .............................        312,364                                   309,293
                                                  ------------                              ------------
          Total liabilities ...................     19,765,409                                18,094,152
Minority interest .............................         40,172                                    36,224
          Total shareholders' equity ..........      1,604,801                                 1,520,453
                                                  ------------                              ------------
          Total liabilities and shareholders'
             equity ...........................   $ 21,410,382                              $ 19,650,829
                                                  ============                              ============

Spread on average interest-bearing funds ......                                     3.51%                                     3.74%
Net interest income and net yield on
     interest-earning assets ..................                   $    199,099      4.23%                   $    189,341      4.39%
                                                                  ============                              ============

1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)


                                                              Six Months Ended                      Six Months Ended
                                                                June 30, 2000                         June 30, 1999
                                                  --------------------------------------    --------------------------------------
                                                    Average        Amount of     Average       Average        Amount of    Average
(In thousands)                                      Balance        Interest(1)    Rate         Balance       Interest(1)     Rate
                                                  ------------    ------------   -------    ------------    ------------   -------
ASSETS
Money market investments ......................   $  1,244,112    $     38,402      6.21%   $  1,101,468    $     31,944      5.85%
Securities:
     Held to maturity .........................      3,295,519         109,883      6.71%      3,129,986          98,502      6.35%
     Available for sale .......................        678,305          20,824      6.17%        707,262          20,936      5.97%
     Trading account ..........................        604,255          18,668      6.21%        566,490          14,775      5.26%
                                                  ------------    ------------              ------------    ------------
          Total securities ....................      4,578,079         149,375      6.56%      4,403,738         134,213      6.15%
                                                  ------------    ------------              ------------    ------------
Loans:
     Loans held for sale ......................        183,203           6,580      7.22%        193,856           6,493      6.75%
     Net loans and leases(2)...................     12,928,492         590,170      9.18%     11,276,005         486,717      8.70%
                                                  ------------    ------------              ------------    ------------
          Total loans .........................     13,111,695         596,750      9.15%     11,469,861         493,210      8.67%
                                                  ------------    ------------              ------------    ------------
Total interest-earning assets .................   $ 18,933,886    $    784,527      8.33%   $ 16,975,067    $    659,367      7.83%
                                                  ------------                              ------------
Cash and due from banks .......................        850,665                                   824,657
Allowance for loan losses .....................       (203,296)                                 (211,106)
Goodwill and core deposit intangibles .........        657,848                                   653,687
Other assets ..................................      1,170,692                                 1,030,127
                                                  ------------                              ------------
        Total assets ..........................   $ 21,409,795                              $ 19,272,432
                                                  ============                              ============

LIABILITIES
Interest-bearing deposits:
     Savings and NOW deposits .................   $  1,800,622    $     19,575      2.19%   $  1,792,305    $     21,072      2.37%
     Money market super NOW deposits ..........      6,035,199         136,461      4.55%      5,229,348          92,944      3.58%
     Time deposits under $100,000 .............      1,756,156          42,651      4.88%      2,216,623          52,638      4.79%
     Time deposits $100,000 or more ...........      1,194,490          31,088      5.23%      1,378,505          33,578      4.91%
     Foreign deposits .........................        142,371           3,601      5.09%        170,200           3,530      4.18%
                                                  ------------    ------------              ------------    ------------
          Total interest-bearing deposits .....     10,928,838         233,376      4.29%     10,786,981         203,762      3.81%
                                                  ------------    ------------              ------------    ------------
Borrowed funds:
     Securities sold, not yet purchased .......        302,817           9,605      6.38%        303,998           7,939      5.27%
     Federal funds purchased and security
          repurchase agreements ...............      2,956,192          82,109      5.59%      2,125,212          46,424      4.41%
     Commercial paper .........................        301,615           9,324      6.22%        102,868           2,621      5.14%
     FHLB advances and other borrowings:
          less than one year ..................      1,117,744          34,851      6.27%        405,997           9,554      4.75%
          over one year .......................        124,835           3,647      5.88%         55,209           1,717      6.27%
     Long-term debt ...........................        449,776          17,676      7.90%        452,535          17,519      7.81%
                                                  ------------    ------------              ------------    ------------
          Total borrowed funds ................      5,252,979         157,212      6.02%      3,445,819          85,774      5.02%
                                                  ------------    ------------              ------------    ------------
          Total interest-bearing liabilities ..   $ 16,181,817    $    390,588      4.85%   $ 14,232,800    $    289,536      4.10%
                                                  ------------                              ------------
Noninterest-bearing deposits ..................      3,253,840                                 3,213,033
Other liabilities .............................        302,152                                   290,978
                                                  ------------                              ------------
          Total liabilities ...................     19,737,809                                17,736,811
Minority interest .............................         39,918                                    36,588
          Total shareholders' equity ..........      1,632,068                                 1,499,033
                                                  ------------                              ------------
          Total liabilities and shareholders'
             equity ...........................   $ 21,409,795                              $ 19,272,432
                                                  ============                              ============

Spread on average interest-bearing funds ......                                     3.48%                                     3.73%
Net interest income and net yield on
     interest-earning assets ..................                   $    393,939      4.18%                   $    369,831      4.39%
                                                                  ============                              ============

1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company manages its earnings sensitivity to interest rate movements, in part, by matching the repricing characteristics of its assets and liabilities and through the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for the first six months of 2000 was $1.7 million compared to $5.4 million for the first six months of 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 50.0% to $6.2 million for the second quarter of 2000, as compared with $4.1 million for the second quarter of 1999, and increased 18.4% from the $5.2 million for the first quarter of 2000. The provision for loan losses for the first six months of 2000 totaled $11.5 million, 29.0% more than the $8.9 million provision for the first six months of 1999. Annualized the provision is .18% of average loans for 2000 compared to
 .16% for 1999.

NONINTEREST INCOME

Noninterest income for the second quarter of 2000 was $70.6 million, an increase of 12.0% from the $63.0 million for the second quarter of 1999 and an increase of 16.5% from the $60.6 million for the first quarter of 2000 (excluding the impairment loss on First Security Corporation common stock).

Comparing the segments of noninterest income for the second quarter of 2000 and the second quarter of 1999, service charges on deposit accounts increased 3.4%, other service charges and fees decreased 12.5%, trust income increased 7.2%, underwriting and trading income decreased 37.4%, loan sales and servicing income increased 2.4% and other income increased 125.3%. The increase in net investment securities gain is mainly the result of pre-tax gains of $2.0 million recognized on the sale of First Security Corporation common stock during the second quarter of 2000. The increase in other income is mainly due to increased income of approximately $5.2 million from nonmarketable securities including venture fund investments and increased income from additional investments in bank owned life insurance. Loan sales and servicing income for the second quarter of 2000 also includes approximately $4.6 million of income resulting from maturity, interest rate and default assumption adjustments in the securitization models utilized to determine income from loan sales.

Noninterest income for the six months ended June 30, 2000 excluding the $96.9 million impairment loss on First Security Corporation common stock was $131.2 million, an increase of 2.1% from the $128.5 million for same period in 1999.

Comparing the segments of noninterest income for the first six months of 2000 with the first six months of 1999, service charges on deposit accounts increased 2.7%, other service charges, commissions and fees decreased 7.4%, trust income increased 18.6%, underwriting and trading income decreased 26.0%, loans sales and servicing income decreased 18.3%, and other income increased 33.4%. The Company recognized a net gain of $3.5 million on the sale of securities during the first six months of 2000 compared to a net loss of $1.1 million for the same period in 1999. The decrease in income from loan sales and servicing is mainly due to gains from the sale of mortgage servicing recognized during 1999. The increase in other income results mainly from the factors discussed previously for the second quarter increases in other income.

ZIONS BANCORPORATION AND SUBSIDIARIES

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 2000 was $167.3 million, an increase of 0.9% over $165.9 million for the second quarter of 1999, and a decrease of 16.5% from the $200.3 million for the first quarter of 2000. Excluding merger-related expenses, noninterest expense increased 4.7% for the second quarter of 2000 compared to the first quarter of the year. The first quarter of 2000 included a $4.1 million adjustment decreasing employee benefits to reflect a reduced post retirement benefit obligation related to changes adopted in the Company's Post Retirement Medical Benefits Plan. Without the adjustment in the first quarter noninterest expense, excluding all merger-related expenses, increased 2.0% from the first to second quarters of 2000. Comparing significant noninterest expense segments for the second quarter of 2000 and the second quarter of 1999, salaries and employee benefits decreased 0.1%, occupancy increased 3.1%, furniture and equipment expense increased 21.5%, and the total of all other expenses decreased 2.2%.

Noninterest expense for the six months ending June 30, 2000 was $367.6 million which includes $42.7 million of merger-related expense. Excluding merger-related expense noninterest expense decreased 0.4% for the first six months of 2000 compared to the same period in 1999. Comparing significant noninterest expense segments for the first six months of 2000 and the comparable period in 1999, salaries and employee benefits decreased 3.0%, occupancy decreased 0.2%, furniture and equipment expense increased 20.7% and the total of all other expenses excluding merger charges decreased 0.5%.

The increases in furniture and equipment expense for the second quarter and first six months of 2000 compared to the same periods in 1999 is mainly attributable to increased depreciation expense related to enhancements of desktop and processing systems.

At June 30, 2000 the Company had 6,787 full-time equivalent employees, 364 offices and 498 ATMs compared to 6,911 full-time equivalent employees, 353 offices and 485 ATMs at June 30, 1999.

INCOME TAXES

The Company's income taxes increased 16.7% to $31.4 million for the second quarter of 2000 compared to $26.9 million for the second quarter of 1999. The Company's income taxes were $9.5 million for the first six months of 2000 as compared to $53.7 million for the first six months of 1999. The Company's effective income tax rate was 34.3% for the second quarter of 2000, compared to 34.4% for the second quarter of 1999. The effective income tax rate for the first six months of 2000 was 23.3% compared to 35.0% for the first six months of 1999. The decreased rate is due to the effect of merger costs and the impairment loss on First Security Corporation common stock, which are unusual, infrequently occurring items.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 11.5% to $18,934 million for the six months ended June 30, 2000, compared to $16,975 million for the six months ended June 30, 1999. Earning assets comprised 88.4% of total average assets for the first six months of 2000, compared with 88.1% for the first six months of 1999.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements increased 13.0% to $1,244 million in the first six months of 2000 as compared to $1,101 million in the first six months of 1999.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first six months of 2000, average securities increased 4.0% to $4,578 million compared to $4,404 million in the first six months of 1999. Average held to maturity securities increased 5.3%, available for sale securities decreased 4.1%, and trading account securities increased 6.7% compared with the first six months of 1999.

Average net loans and leases increased 14.3% to $13,112 million for the first six months of 2000 compared to $11,470 million in the first six months of 1999, representing 69.2% of earning assets in the first six months of 2000 compared to 67.6% in the first six months of 1999. Average net loans and leases were 92.4% of average total deposits for the six months ended June 30, 2000, as compared to 81.9% for the six months ended June 30, 1999.

INVESTMENT SECURITIES

The following table presents the Company's investment securities on June 30, 2000, December 31, 1999 and June 30, 1999. As of June 30, 2000, the Company had approximately $44 million of Small Business Administration originator fee certificates that have been classified in other assets and are measured as available for sale securities.

                                                  June 30,              December 31,             June 30,
                                                   2000                    1999                   1999
                                          ---------------------   ---------------------   ---------------------
                                          Amortized     Market    Amortized     Market    Amortized     Market
(In millions)                               cost        value        cost       value       cost        value
                                          ---------   ---------   ---------   ---------   ---------   ---------
Held to maturity
    U.S. Treasury Securities ..........   $       1   $       1   $       1   $       1   $       2   $       2
    U.S. government agencies and
       corporations:
       Small Business
            Administration loan-
            backed securities .........         467         486         440         445         367         363
       Other agency securities ........       1,283       1,247       1,270       1,233       1,089       1,081
    States and political subdivisions .         319         314         314         309         396         396
    Mortgage-backed securities ........       1,172       1,161       1,305       1,303       1,416       1,421
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                              3,242       3,209       3,330       3,291       3,270       3,263
                                          ---------   ---------   ---------   ---------   ---------   ---------
Available for sale
    U.S. Treasury securities ..........          57          57          93          93         114         114
    U.S. government agencies
       corporations ...................         209         209          51          50         130         129
    States and political subdivisions .         133         132         102          97          61          60
    Mortgage and other asset-backed
       securities .....................          94          89         147         143         205         201
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                493         487         393         383         510         504
                                          ---------   ---------   ---------   ---------   ---------   ---------
    Equity securities:
       Mutual funds:
            Accessor Funds, Inc. ......         154         140         141         139         120         120
       Other Stock ....................         121         119         242         257          76          87
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                275         259         383         396         196         207
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                                768         746         776         779         706         711
                                          ---------   ---------   ---------   ---------   ---------   ---------
    Total .............................   $   4,010   $   3,955   $   4,106   $   4,070   $   3,976   $   3,974
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

The table below sets forth the amount of loans outstanding by type on June 30, 2000, December 31, 1999 and June 30, 1999.


(In millions)

                                                June 30,     December 31,     June 30,
Types                                             2000           1999           1999
-----                                         ------------   ------------   ------------
Loans held for sale .......................   $        187   $        205   $        195
Commercial, financial, and agricultural ...          3,244          3,036          2,802
Real estate:
       Construction .......................          2,104          1,722          1,307
       Other:
               Home equity credit line ....            234            232            290
               1-4 family residential .....          2,869          2,503          2,364
               Other real estate-secured ..          4,232          4,168          3,861
                                              ------------   ------------   ------------
                                                     7,335          6,903          6,515
                                              ------------   ------------   ------------
                                                     9,439          8,625          7,822
Consumer:
       Bankcard ...........................            115            107             92
       Other ..............................            450            490            502
                                              ------------   ------------   ------------
                                                       565            597            594

Lease financing ...........................            273            275            223
Foreign loans .............................             39             53             51
Other receivables .........................             98             62             73
                                              ------------   ------------   ------------
       Total loans ........................   $     13,845   $     12,853   $     11,760
                                              ============   ============   ============

Loans held for sale on June 30, 2000 decreased 8.9% from December 31, 1999. All other loans, net of unearned income and fees increased 8.0% to $13,589 million on June 30, 2000 compared to $12,586 million on December 31, 1999. Commercial loans, construction loans, and other real estate-secured loans, increased from year end 6.8%, 22.2%, and 6.3%, respectively, as consumer loans, lease financing, and foreign loans decreased 5.4%, .7%, and 26.4%, respectively. Within the other real estate-secured loan portfolio, home equity credit line loans increased 0.9%, 1-4 family residential loans increased 14.6% and all other real estate loans increased 1.5% from year end.

ZIONS BANCORPORATION AND SUBSIDIARIES

On June 30, 2000, long-term first mortgage real estate loans serviced for others totaled $221 million and consumer and other loan securitizations, which relate primarily to loans sold under revolving securitization structures, totaled $1,201 million. During the first six months of 2000, the Company sold $282 million of loans classified in held for sale, and securitized and sold home equity credit line loans, credit card receivables and automobile loans totaling $277 million. During the first six months of 2000, total loans sold were $559 million compared to total loans sold of $1,173 million during the first six months of 1999.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $84 million on June 30, 2000, up from $75 million on December 31, 1999, and up from $59 million on June 30, 1999. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .61%, .58% and .50% on June 30, 2000, December 31, 1999, and June 30, 1999,
respectively.

Accruing loans past due 90 days or more totaled $22 million on June 30, 2000, up from $21 million on December 31, 1999, and down from $27 million on June 30, 1999. These loans equaled .16% of net loans and leases on June 30, 2000, and December 31, 1999 and .23% on June 30, 1999.

No loans to borrowers were considered potential problem loans at June 30, 2000, December 31, 1999 and June 30, 1999. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans included in nonaccrual loans and leases, amounted to $68 million on June 30, 2000, as compared to $57 million on December 31, 1999, and $36 million on June 30, 1999. The Company considers a loan to be impaired when the accrual of interest has been discontinued and it meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on June 30, 2000, December 31, 1999, and June 30, 1999, is a required allowance of $17 million, $16 million and $16 million, respectively, on $25 million, $22 million and $21 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets on June 30, 2000, December 31, 1999, and June 30, 1999.



                                                     June 30,      December 31,      June 30,
(In millions)                                          2000            1999            1999
                                                   ------------    ------------    ------------
Nonaccrual loans ...............................   $         79    $         65    $         48
Restructured loans .............................              1               1               3
Other real estate owned and other
     nonperforming assets ......................              4               9               7
                                                   ------------    ------------    ------------
     Total .....................................   $         84    $         75    $         59
                                                   ============    ============    ============
% of net loans and leases*, other real estate
     owned and other nonperforming assets ......            .61%            .58%            .50%

Accruing loans past due 90 days or more ........   $         22    $         21    $         27
                                                   ============    ============    ============

% of net loans and leases* .....................            .16%            .16%            .23%
*Includes loans held for sale ..................


ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.43% of net loans and leases on June 30, 2000, compared to 1.60% on December 31, 1999, and 1.81% on June 30, 1999. Net charge-offs during the second quarter of 2000 were $9 million, or annualized .27% of average net loans and leases, compared to net recoveries of $2 million for the second quarter of 1999. Net charge-offs for the first six months of 2000 were $18 million, or annualized .28% of average net loans and leases, compared to $9 million or .16% of average net loans and leases for the first six months of 1999.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 246.2% on June 30, 2000, compared to 310.9% on December 31, 1999, and 413.9% on
June 30, 1999. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 194.2% on June 30, 2000, compared to 238.1% on December 31, 1999 and 281.7% on June 30, 1999.

On June 30, 2000, December 31, 1999, and June 30, 1999, the allowance for loan losses includes an allocation of $28 million, $23 million, and $21 million, respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on June 30, 2000, December 31, 1999 and June 30, 1999 totaled $6,260 million, $6,001 million and $5,574 million, respectively.

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


                                                 Six Months     Twelve Months      Six Months
                                                   Ended            Ended            Ended
(In millions)                                     June 30,       December 31,       June 30,
                                                    2000             1999             1999
                                                ------------     ------------     ------------
Average loans* and leases outstanding
     (net of unearned income) ...............   $     13,112     $     11,819     $     11,470
                                                ============     ============     ============
Allowance for possible losses:
Balance at beginning of the period ..........   $        204     $        212     $        212
Allowance of companies acquired .............           --                  3             --
Provision charged against earnings ..........             11               18                9
Loans and leases charged-off:
     Loans held for sale ....................           --               --               --
     Commercial, financial and agricultural .            (14)             (32)             (14)
     Real estate ............................             (2)              (3)            --
     Consumer ...............................             (5)              (9)              (4)
     Lease financing ........................             (1)              (2)              (2)
                                                ------------     ------------     ------------
          Total .............................            (22)             (46)             (20)
                                                ------------     ------------     ------------
Recoveries:
     Loans held for sale ....................           --               --               --
     Commercial, financial and agricultural .              2                6                4
     Real estate ............................              1                7                6
     Consumer ...............................              1                3                1
     Lease financing ........................           --                  1             --
                                                ------------     ------------     ------------
          Total .............................              4               17               11
                                                ------------     ------------     ------------
Net loan and lease charge-offs ..............            (18)             (29)              (9)
                                                ------------     ------------     ------------
Balance at end of the period ................   $        197     $        204     $        212
                                                ============     ============     ============

*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases ...............            .28%             .25%             .16%

ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $14,183 million for the first six months of 2000 increased 1.3% compared to $14,000 million for the first six months of 1999, with average demand deposits also increasing 1.3%. Average savings and NOW deposits and average money market and super NOW deposits increased .5%, and 15.4%, respectively, during the first six months of 2000, compared with the same period one year earlier. Average time deposits under $100,000, time deposits over $100,000 and foreign deposits for the first six months of 2000 decreased 20.8%, 13.3%, and 16.4% respectively, from the first six months of 1999.

Total deposits increased 3.2% to $14,514 million on June 30, 2000 as compared to $14,062 million on December 31, 1999. Comparing June 30, 2000 to December 31, 1999, demand deposits, savings and money market deposits, and time deposits over $100,000 increased 4.4%, 2.2%, and 36.6%, respectively, while time deposits under $100,000 and foreign deposits decreased 9.3%, and 39.5%, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors and debt service requirements, as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 89.0% of total deposits on June 30, 2000 as compared to 90.8% on December 31, 1999 and 90.2% on June 30, 1999.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium to long-term liquidity. The Company's ability to raise funds in the capital markets through the securitization process and by debt issuance allows the Company to take advantage of market opportunities to meet funding needs at reasonable cost.

The parent company's cash requirements consist primarily of debt service, dividends to shareholders, operating expenses, income taxes, and share repurchases. The parent company's cash needs are routinely satisfied through dividends from subsidiaries, the payment of proportionate shares of current income taxes by subsidiaries, management and other fees, unaffiliated bank lines and debt issuance.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity on June 30, 2000 was $1,634 million, a decrease of 1.6% over the $1,660 million on December 31, 1999, and an increase of 7.4% over the $1,521 million on June 30, 1999. The decrease at June 30, 2000 compared to December 31, 1999 is due to the loss incurred during the first quarter of 2000 resulting from the failed merger with First Security Corporation. The ratio of average equity to average assets for the first six months of 2000 was 7.62% as compared to 7.78% for the same period in 1999. On June 30, 2000, the Company's Tier I risk-based capital ratio was 7.97%, as compared to 8.64% on December 31, 1999 and 8.71% on June 30, 1999. On June 30, 2000 the Company's total risk-based capital ratio was 10.51%, as compared to 11.29% on December 31, 1999 and 11.57% on June 30, 1999. The Company's leverage ratio on June 30, 2000 was 5.91%, as compared to 6.16% on December 31, 1999 and 6.00% on June 30, 1999.

Dividends declared per common share for the second quarter of 2000 of $.20 decreased 31.0%, as compared to $.29 for the second quarter of 1999 and the first quarter of 2000. The common cash dividend payout of net income for the first six months of 2000 before the impairment loss recognized on First Security Corporation common stock was 46.16%, as compared to 34.78% for the first six months of 1999.

During the first six months of 2000, the Company repurchased and retired 78,428 shares of its common stock at a cost of $3.8 million.

ZIONS BANCORPORATION AND SUBSIDIARIES
OPERATING SEGMENT INFORMATION

The following is a summary of selected operating segment information for the three months and six months ended June 30, 2000 and June 30, 1999. The Company manages its operations and prepares management reports with a primary focus on geographical area. All segments presented, except for the segment defined as "other" are based on commercial banking operations. Zions First National Bank and subsidiaries operates 118 branches in Utah and 19 in Idaho. California Bank & Trust operates 75 branches in Northern and Southern California. Vectra Bank Colorado operates 54 branches in Colorado and one branch in New Mexico. National Bank of Arizona operates a total of 37 branches in Arizona. Nevada State Bank operates 58 offices in Nevada, and The Commerce Bank of Washington operates 1 office in Washington. The operating segment defined as "other" includes the Parent company, smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated usage of those services. The following table presents Operating Segment Information for the three months ended June 30, 2000 and for the three months ended June 30, 1999.


                                           ZIONS FIRST NATIONAL
                                                   BANK              CALIFORNIA           VECTRA BANK            NATIONAL BANK OF
                                             AND SUBSIDIARIES       BANK & TRUST            COLORADO                  ARIZONA
                                           -------------------   -------------------   --------------------    ---------------------
(Amounts in millions)                        2000       1999       2000       1999       2000        1999        2000         1999
                                           --------   --------   --------   --------   --------    --------    ---------   ---------
CONDENSED INCOME STATEMENT
Net interest income ...................... $   55.1   $   55.0   $   72.8   $   65.5   $   21.8    $   21.4    $    21.0   $    18.8
Provision for loan losses ................      2.3        2.3       --         --          1.3         0.7          1.0         0.6
Noninterest income .......................     41.2       37.4       10.9        9.3        5.0         4.0          3.5         3.5
Merger expense and amortization of
   goodwill and core deposit intangibles .      0.8        0.5        5.2        4.4        3.3         4.7          0.5         0.5
Noninterest expense ......................     52.7       52.6       44.2       45.7       19.2        17.4         11.6        10.5
Income tax expense (benefit) .............     12.6       11.1       15.4       11.3        1.8         1.2          4.5         4.3
Minority interest ........................     (0.3)      (0.2)      --         --         --          --           --          --
                                           --------   --------   --------   --------   --------    --------    ---------   ---------
     Net income .......................... $   28.2   $   26.1   $   18.9   $   13.4   $    1.2    $    1.4    $     6.9   $     6.4
                                           ========   ========   ========   ========   ========    ========    =========   =========

AVERAGE BALANCE SHEET DATA
Total assets ............................. $  8,258   $  7,280   $  6,631   $  6,228   $  2,162    $  2,147    $   1,605   $   1,513
Net loans and leases .....................    4,434      3,652      4,652      4,214      1,403       1,300        1,237       1,087
Total deposits ...........................    3,894      3,731      5,332      5,349      1,419       1,602        1,246       1,261


                                          NEVADA STATE BANK    THE COMMERCE BANK OF
                                            AND SUBSIDIARIES         WASHINGTON              OTHER             CONSOLIDATED COMPANY
                                           -------------------   -------------------   --------------------    ---------------------
(Amounts in millions)                        2000       1999       2000       1999       2000        1999         2000       1999
                                           --------   --------   --------   --------   --------    --------    ---------   ---------
CONDENSED INCOME STATEMENT
Net interest income ...................... $   25.1   $   24.6   $    5.0   $    3.7   $   (6.2)   $   (3.6)   $   194.6   $   185.4
Provision for loan losses ................      1.5        0.9        0.3       --         (0.1)       (0.3)         6.3         4.2
Noninterest income .......................      5.5        6.6        0.5        0.2        4.0         2.0         70.6        63.0
Merger expense and amortization of
   goodwill and core deposit intangibles .      0.6        0.6       --         --          0.1        (0.7)        10.5        10.0
Noninterest expense ......................     18.0       20.2        2.2        1.8        8.9         7.7        156.8       155.9
Income tax expense (benefit) .............      3.5        2.9        1.0        0.7       (7.4)       (4.5)        31.4        27.0
Minority interest ........................     --         --         --         --          0.9         0.7          0.6         0.5
                                           --------   --------   --------   --------   --------    --------    ---------   ---------
     Net income .......................... $    7.0   $    6.6   $    2.0   $    1.4   $   (4.6)   $   (4.5)   $    59.6   $    50.8
                                           ========   ========   ========   ========   ========    ========    =========   =========

AVERAGE BALANCE SHEET DATA
Total assets ............................. $  2,355   $  2,227   $    413   $    351   $    (14)   $    (95)   $  21,410   $  19,651
Net loans and leases .....................    1,359      1,188        214        163         28          19       13,327      11,623
Total deposits ...........................    1,979      1,894        295        233        (53)        (27)      14,112      14,043

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents Operating Segment Information for the six months ended June 30, 2000 and for the six months ended June 30, 1999.

                                           ZIONS FIRST NATIONAL
                                                   BANK              CALIFORNIA           VECTRA BANK            NATIONAL BANK OF
                                             AND SUBSIDIARIES       BANK & TRUST            COLORADO                  ARIZONA
                                           -------------------   -------------------   --------------------    ---------------------
(Amounts in millions)                        2000       1999       2000       1999       2000        1999        2000         1999
                                           --------   --------   --------   --------   --------    --------    ---------   ---------
CONDENSED INCOME STATEMENT
Net interest income ...................... $  108.8   $  109.9   $  143.6      125.6   $   43.7    $   41.5    $    41.4   $    36.8
Provision for loan losses ................      2.5        4.5       --         --          2.4         1.3          1.7         1.2
Noninterest income .......................     74.2       79.0       20.8       17.8        9.1         9.0          6.8         6.2
Merger expense and amortization of
   goodwill and core deposit intangibles .      4.5        1.0       14.6        8.2        7.0         8.2          0.9         1.0
Noninterest expense ......................    104.6      105.5       91.2       92.0       36.8        35.3         22.8        20.9
Income tax expense (benefit) .............     21.7       23.8       26.6       20.0        3.9         3.2          9.0         7.9
Minority interest ........................     (1.4)       0.7       --         --         --          --           --          --
                                           --------   --------   --------   --------   --------    --------    ---------   ---------
     Net income .......................... $   51.1   $   53.4   $   32.0   $   23.2   $    2.7    $    2.5    $    13.8   $    12.0
                                           ========   ========   ========   ========   ========    ========    =========   =========

AVERAGE BALANCE SHEET DATA
Total assets ............................. $  8,265   $  7,056   $  6,596   $  6,204   $  2,158    $  2,119    $   1,607   $   1,482
Net loans and leases .....................    4,283      3,608      4,616      4,210      1,388       1,251        1,233       1,063
Total deposits ...........................    3,955      3,760      5,364      5,332      1,441       1,610        1,239       1,237


                                           NEVADA STATE BANK    THE COMMERCE BANK OF
                                            AND SUBSIDIARIES         WASHINGTON              OTHER             CONSOLIDATED COMPANY
                                           -------------------   -------------------   --------------------    ---------------------
(Amounts in millions)                        2000       1999       2000       1999       2000        1999         2000       1999
                                           --------   --------   --------   --------   --------    --------    ---------   ---------
CONDENSED INCOME STATEMENT
Net interest income ...................... $   50.4   $   48.2   $    9.7   $    7.2   $  (12.0)       (7.0)   $   385.6   $   362.2
Provision for loan losses ................      4.5        1.8        0.5        0.4       (0.1)       (0.3)        11.5         8.9
Noninterest income .......................     11.9       12.7        0.8        0.4      (89.3)        3.4         34.3       128.5
Merger expense and amortization of
   goodwill and core deposit intangibles .      5.1        1.0       --         --         29.2         0.4         61.3        19.8
Noninterest expense ......................     35.5       39.0        4.4        3.5       11.0        12.5        306.3       308.7
Income tax expense (benefit) .............      5.7        5.8        1.9        1.2      (59.3)       (8.2)         9.5        53.7
Minority interest ........................     --         --         --         --          1.6         1.2          0.2         1.9
                                           --------   --------   --------   --------   --------    --------    ---------   ---------
     Net income .......................... $   11.5   $   13.3   $    3.7   $    2.5   $  (83.7)   $   (9.2)   $    31.1   $    97.7
                                           ========   ========   ========   ========   ========    ========    =========   =========

AVERAGE BALANCE SHEET DATA
Total assets ............................. $  2,337   $  2,182   $    416   $    343   $     31    $   (114)   $  21,410   $  19,272
Net loans and leases .....................    1,358      1,160        208        158         26          20       13,112      11,470
Total deposits ...........................    1,955      1,860        296        228        (67)        (27)      14,183      14,000

ZIONS BANCORPORATION AND SUBSIDIARIES

MERGERS AND ACQUISITIONS

On January 7, 2000, the Company announced a definitive agreement to acquire County Bank in Prescott, Arizona, in exchange for Zions Bancorporation common stock. As of December 31, 1999, County Bank had total assets of approximately $242 million. The transaction is expected to be accounted for as a pooling of interests and closed on July 28, 2000.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION
          -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
         -----------------------------------------------

The following is a summary of matters submitted to vote at the Annual Meeting of Shareholders of Zions Bancorporation:

     a) The Annual Meeting of Shareholders was held on May 26, 2000. Total number of shares eligible for voting was 85,695,210.

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

     c) The matters voted upon and the results were as follows:

        (1)   Election of Directors

                                                               Withhold
                                                 For           Authority
                                              ----------       ---------
              R. D. Cash                      68,521,758        212,020
              Richard H. Madsen               68,511,511        222,267
              Robert G. Sarver                68,445,673        288,105
              Harris H. Simmons               68,490,143        243,635

        (2)   Approve amendments to the Key Employee Incentive Stock Option Plan

              Approval of amendments to the Company's Key Employee Incentive Stock Option Plan.

                          For               Against          Abstain
                       63,542,572          4,242,469         748,737

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

     a) Exhibits

        Exhibit 27 Article 9 Financial Data Schedule

     b) Reports on Form 8-K

        Zions Bancorporation filed the following reports on Form
        8-K during the quarter ended June 30, 2000;

        Form 8-K filed June 23, 2000 (Item 4). Effective June 19, 2000. Zions Bancorporation dismissed its independent auditor, KPMG LLP, and appointed Ernst & Young LLP to perform independent attestation services.


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



Dated August 11, 2000