Form 10-Q
period 2000-09-30
ZIONS BANCORPORATION /UT/
filed 2000-11-13
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

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

Common Stock, without par value,
outstanding at November 7, 2000                              86,998,202 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION
              ---------------------

   ITEM 1.  Financial Statements (unaudited)

            Consolidated Balance Sheets                                       3
            Consolidated Statements of Income                                 4
            Consolidated Statements of Cash Flows                             5
            Consolidated Statements of Changes in Shareholders'
               Equity and Comprehensive Income                                7
            Notes to Consolidated Financial Statements                        8

   ITEM 2.  Management's Discussion and Analysis                             11

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk       24


PART II.      OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                                 27


SIGNATURES                                                                   27
----------

PART I.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.  FINANCIAL STATEMENTS

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                       September 30,     December 31,    September 30,
(In thousands, except share data)                                          2000             1999             1999
                                                                       -------------    -------------    -------------
ASSETS
Cash and due from banks ............................................   $     942,345    $     898,300    $     796,348
Money market investments:
     Interest-bearing deposits .....................................          20,218           17,371           16,562
     Federal funds sold ............................................         122,410           85,898          207,036
     Security resell agreements ....................................         630,111          421,900          519,546

 Investment securities:
     Held to maturity, at cost (approximate market value
       $3,243,799, $3,290,508, and $3,343,152) .....................       3,242,734        3,330,444        3,368,861
     Available for sale, at market .................................         598,483          778,930          844,544
     Trading account, at market.....................................         420,807          327,845          531,710
                                                                       -------------    -------------    -------------
                                                                           4,262,024        4,437,219        4,745,115
 Loans:
     Loans held for sale ...........................................         226,028          204,800          154,115
     Loans, leases, and other receivables ..........................      13,917,970       12,648,325       12,000,324
                                                                       -------------    -------------    -------------
                                                                          14,143,998       12,853,125       12,154,439
Less:
     Unearned income and fees, net of related costs ................          75,004           62,480           55,817
     Allowance for loan losses .....................................         200,401          204,114          205,926
                                                                       -------------    -------------    -------------
           Net Loans ...............................................      13,868,593       12,586,531       11,892,696

Premises and equipment, net ........................................         307,905          287,448          281,558
Goodwill and core deposit intangibles ..............................         638,257          666,219          634,093
Other real estate owned ............................................           6,744            8,939            9,699
Other assets .......................................................       1,125,712          871,075          968,015
                                                                       -------------    -------------    -------------
                                                                       $  21,924,319    $  20,280,900    $  20,070,668
                                                                       =============    =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing ............................................   $   3,536,203    $   3,276,097    $   3,249,970
    Interest-bearing:
         Savings and money market ..................................       8,202,580        7,660,786        7,508,577
         Time:
             Under $100,000 ........................................       1,672,725        1,836,645        1,928,884
             Over $100,000 .........................................       1,652,853        1,078,631        1,114,238
         Foreign ...................................................         103,314          209,780          148,446
                                                                       -------------    -------------    -------------
                                                                          15,167,675       14,061,939       13,950,115

Securities sold, not yet purchased .................................         291,733          237,020          183,954
Federal funds purchased ............................................         721,621          825,997          790,614
Security repurchase agreements .....................................       1,342,699        1,366,653        1,268,232
Accrued liabilities ................................................         438,906          247,406          586,588
Commercial paper ...................................................         246,188          238,660          284,014
Federal Home Loan Bank advances and other borrowings:
     Less than one year ............................................       1,380,905        1,038,045          856,943
     Over one year .................................................         159,469          112,622          117,317
Long-term debt .....................................................         419,852          453,471          453,152
                                                                       -------------    -------------    -------------
         Total liabilities .........................................      20,169,048       18,581,813       18,490,929
                                                                       -------------    -------------    -------------

Minority interest ..................................................          39,576           39,249           38,094

Shareholders' equity:
     Capital stock:
         Preferred stock, without par value; authorized
              3,000,000 shares; issued and outstanding, none .......            --               --               --
         Common stock, without par value; authorized
            200,000,000 shares; issued and outstanding 86,964,292,
            85,592,643 and 84,404,653 shares .......................         901,569          888,231          820,728
     Accumulated other comprehensive loss ..........................         (12,185)          (4,158)         (12,276)
     Retained earnings .............................................         826,311          775,765          733,193
                                                                       -------------    -------------    -------------
          Total shareholders' equity ...............................       1,715,695        1,659,838        1,541,645
                                                                       -------------    -------------    -------------
                                                                       $  21,924,319    $  20,280,900    $  20,070,668
                                                                       =============    =============    =============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                        Three Months Ended            Nine Months Ended
                                                                           September 30,                 September 30,
                                                                     -------------------------    --------------------------
(In thousands, except per share data)                                   2000          1999           2000           1999
                                                                     -----------   -----------    -----------    -----------
Interest income:
     Interest and fees on loans ..................................   $   326,995   $   253,954    $   906,521    $   732,157
     Interest on loans held for sale .............................         4,180         2,780         10,760          9,273
     Lease financing .............................................         4,272         3,094         12,584          9,771
     Interest on money market investments ........................        14,865        17,596         53,267         49,540
     Interest on securities:
          Held to maturity:
               Taxable ...........................................        50,154        44,482        147,481        128,462
               Nontaxable ........................................         4,354         4,882         12,515         14,321
          Available for sale:
               Taxable ...........................................         8,695         9,451         24,884         28,235
               Nontaxable ........................................         1,940           712          4,953          2,111
          Trading account ........................................         9,027         7,333         27,695         22,108
                                                                     -----------   -----------    -----------    -----------
          Total interest income ..................................       424,482       344,284      1,200,660        995,978
                                                                     -----------   -----------    -----------    -----------
Interest expense:
     Interest on savings and money market deposits ...............        86,096        64,099        242,132        178,115
     Interest on time and foreign deposits .......................        47,186        38,877        124,526        128,623
     Interest on borrowed funds ..................................        83,171        53,491        240,383        139,265
                                                                     -----------   -----------    -----------    -----------
          Total interest expense .................................       216,453       156,467        607,041        446,003
                                                                     -----------   -----------    -----------    -----------
          Net interest income ....................................       208,029       187,817        593,619        549,975
Provision for loan losses ........................................         8,119         4,517         19,581         13,401
                                                                     -----------   -----------    -----------    -----------
          Net interest income after provision for loan losses ....       199,910       183,300        574,038        536,574
                                                                     -----------   -----------    -----------    -----------
Noninterest income:
     Service charges on deposit accounts .........................        18,713        19,601         57,025         56,905
     Other service charges, commissions and fees .................        17,670        15,873         49,369         50,106
     Trust income ................................................         4,551         4,226         13,586         11,847
     Investment securities gain (loss), net ......................         5,768          (246)         9,224         (1,335)
     Impairment loss on First Security Corporation common stock ..          --            --          (96,911)          --
     Underwriting and trading income .............................         2,733         1,549          8,096          8,793
     Loan sales and servicing income .............................        11,837        10,623         34,367         38,205
     Other income ................................................        14,077        11,965         34,881         27,557
                                                                     -----------   -----------    -----------    -----------
          Total noninterest income ...............................        75,349        63,591        109,637        192,078
                                                                     -----------   -----------    -----------    -----------
Noninterest expense:
     Salaries and employee benefits ..............................        86,750        86,990        254,261        259,718
     Occupancy, net ..............................................        13,034        11,927         38,163         37,115
     Furniture and equipment .....................................        13,212        11,275         39,113         32,740
     Other real estate expense (income) ..........................           439            36            855           (406)
     Legal and professional services .............................         4,907         3,796         15,433         12,652
     Supplies ....................................................         2,694         2,796          7,970          8,648
     Postage .....................................................         2,814         3,291          8,308          9,201
     Advertising .................................................         6,029         4,571         16,154         13,813
     Merger related expense ......................................         1,513         2,151         44,208          4,315
     FDIC premiums ...............................................           808           514          2,569          1,710
     Amortization of goodwill and core deposit intangibles .......         9,309         8,887         27,906         26,521
     Amortization of mortgage servicing assets ...................            22           105            143            871
     Other .......................................................        32,395        26,699         86,467         84,631
                                                                     -----------   -----------    -----------    -----------
         Total noninterest expense ...............................       173,926       163,038        541,550        491,529
                                                                     -----------   -----------    -----------    -----------
Income before income taxes and minority interest .................       101,333        83,853        142,125        237,123
Income taxes .....................................................        35,646        29,273         45,136         82,946
                                                                     -----------   -----------    -----------    -----------
          Net income before minority interest ....................        65,687        54,580         96,989        154,177
Minority interest ................................................         1,043           802          1,254          2,662
                                                                     -----------   -----------    -----------    -----------
          Net income .............................................   $    64,644   $    53,778    $    95,735    $   151,515
                                                                     ===========   ===========    ===========    ===========

Basic shares .....................................................        86,909        84,413         86,089         84,331
Diluted shares ...................................................        87,610        85,409         86,836         85,442
Net income per common share:
     Basic .......................................................   $      0.74   $      0.64    $      1.11    $      1.80
     Diluted .....................................................   $      0.74   $      0.63    $      1.10    $      1.77

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          Three Months Ended               Nine months Ended
                                                                            September 30,                     September 30,
                                                                   ------------------------------    ------------------------------
(In thousands)                                                         2000             1999             2000             1999
                                                                   -------------    -------------    -------------    -------------
Cash flows from operating activities:
  Net income ....................................................  $      64,644    $      53,778    $      95,735    $     151,515
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Provision for loan losses ..................................          8,119            4,517           19,581           13,401
     Depreciation of premises and equipment .....................         12,077           10,446           34,895           29,774
     Amortization ...............................................         12,573           16,602           37,144           43,443
     Accretion of unearned income and fees, net of
          related costs .........................................          4,338            3,009           11,862           12,777
     Income to minority interest ................................          1,043              802            1,254            2,662
     Proceeds from sales of trading account securities ..........     14,648,618       48,729,908       92,289,053      142,927,358
     Increase in trading account securities .....................    (14,729,355)     (48,845,488)     (92,382,015)    (143,267,213)
     Investment securities (gain) loss, net .....................         (5,768)             246           (9,224)           1,335
     Impairment loss on First Security Corporation common stock .           --               --             96,911             --
     Proceeds from loans held for sale ..........................        108,035          227,714          390,520          732,185
     Increase in loans held for sale ............................       (148,238)        (186,692)        (412,629)        (655,057)
     Net gain on sales of loans, leases and other assets ........        (10,042)          (6,588)         (26,916)         (29,195)
     Change in accrued income taxes .............................         22,170           13,886           37,699           44,422
     Change in accrued interest receivable ......................        (27,527)         (16,417)         (36,947)         (22,513)
     Change in accrued interest payable .........................          9,806              (41)          12,581           (2,036)
     Other, net .................................................        (30,390)         140,859          (73,633)          29,060
                                                                   -------------    -------------    -------------    -------------
        Net cash provided by (used in) operating activities .....        (59,897)         146,541           85,871           11,918
                                                                   -------------    -------------    -------------    -------------
Cash flows from investing activities:
     Net increase in money market investments ...................        (42,042)        (280,486)        (245,020)         (83,264)
     Proceeds from maturities of investment securities
          held to maturity ......................................        115,137          158,538          664,489          734,736
     Purchases of investment securities held to maturity ........       (117,211)        (261,041)        (561,767)      (1,264,123)
     Proceeds from sales of investment securities
          available for sale ....................................        759,309           78,542        1,015,572          230,292
     Proceeds from maturities of investment securities
          available for sale ....................................         31,317           38,128          111,268          198,331
     Purchases of investment securities available for sale ......       (558,509)        (263,074)      (1,009,994)        (549,565)
     Proceeds from sales of loans and leases ....................        649,929          190,459          942,063          813,629
     Net increase in loans and leases ...........................       (752,022)        (635,491)      (2,059,769)      (1,782,947)
     Payments on leveraged leases ...............................         (3,182)          (3,950)          (8,125)          (8,118)
     Principal collections on leveraged leases ..................          3,182            3,950            8,125            8,118
     Proceeds from sales of premises and equipment ..............          3,386           10,648            8,369           14,059
     Purchases of premises and equipment ........................        (13,119)         (34,862)         (48,107)         (76,284)
     Proceeds from sales of mortgage-servicing rights ...........          1,219              773            3,213           21,776
     Purchases of mortgage-servicing rights .....................            (61)             (86)            (123)          (1,014)
     Proceeds from sales of other assets ........................          1,707            2,251            8,679            5,793
     Cash paid for acquisitions, net of cash received ...........         13,946             --             13,946              592
                                                                   -------------    -------------    -------------    -------------
        Net cash provided by (used in) investing activities .....         92,986         (995,701)      (1,157,181)      (1,737,989)
                                                                   -------------    -------------    -------------    -------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                                          Three Months Ended               Nine months Ended
                                                                            September 30,                     September 30,
                                                                   ------------------------------    ------------------------------
(In thousands)                                                         2000             1999             2000             1999
                                                                   -------------    -------------    -------------    -------------
Cash flows from financing activities:
     Net increase (decrease) in deposits ........................        430,454          (83,899)         882,498         (276,256)
     Net change in short-term funds borrowed ....................       (401,207)         757,524          276,771        1,874,134
     Proceeds from FHLB advances over one year ..................        150,000          350,000          350,000          365,000
     Payments on FHLB advances over one year ....................       (136,243)        (292,899)        (303,153)        (304,479)
     Payments on long-term debt .................................           (247)             (97)         (33,619)            (583)
     Proceeds from issuance of common stock .....................          1,887              828            6,118            3,661
     Payments to redeem common stock ............................            (63)          (3,803)          (3,899)          (4,769)
     Dividends paid .............................................        (17,389)         (22,953)         (59,361)         (56,943)
                                                                   -------------    -------------    -------------    -------------
        Net cash provided by financing activities ...............         27,192          704,701        1,115,355        1,599,765
                                                                   -------------    -------------    -------------    -------------
Net increase (decrease) in cash and due from banks ..............         60,281         (144,459)          44,045         (126,306)
Cash and due from banks at beginning of period ..................        882,064          940,807          898,300          922,654
                                                                   -------------    -------------    -------------    -------------
Cash and due from banks at end of period ........................  $     942,345    $     796,348    $     942,345    $     796,348
                                                                   =============    =============    =============    =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Unaudited)

                                                  Three Months Ended     Nine months Ended
                                                     September 30,         September 30,
                                                  -------------------   -------------------
(In thousands)                                      2000       1999       2000       1999
                                                  --------   --------   --------   --------
Cash paid for:
     Interest .................................   $213,762   $156,513   $604,878   $448,046
     Income taxes .............................     18,501      9,350     41,057     27,070
Loans transferred to other real estate owned ..      5,198      4,655      7,589     10,352

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

                                                                                        Nine Months Ended
                                                                                        September 30, 2000
                                                              ---------------------------------------------------------------------
                                                                                          Accumulated
                                                                                             Other                         Total
                                                                Common     Comprehensive Comprehensive     Retained    Shareholders'
(In thousands)                                                   Stock         Income         loss         Earnings       Equity
                                                              -----------   -----------   -----------    -----------    -----------
Balance, January 1, 2000 .................................... $   888,231                 $    (4,158)   $   775,765    $ 1,659,838
Net income for the period ...................................               $    95,735                       95,735         95,735
                                                                            -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $38,512 .....                   (62,174)
    Reclassification for net realized securities loss recorded
       in the income statement, net of tax benefit of $33,540                    54,147
                                                                            -----------
    Other comprehensive loss ................................                    (8,027)       (8,027)                       (8,027)
                                                                            -----------
    Total comprehensive income ..............................               $    87,708
                                                                            ===========
Cash dividends:
    Common, $.69 per share ..................................                                                (59,361)       (59,361)
Issuance of common shares for acquisitions ..................       9,853                                     14,172         24,025
Stock redeemed and retired ..................................      (3,899)                                                   (3,899)
Stock options exercised, net of shares tendered and retired .       7,384                                                     7,384
                                                              -----------                 -----------    -----------    -----------
Balance, September 30, 2000 ................................. $   901,569                 $   (12,185)   $   826,311    $ 1,715,695
                                                              ===========                 ===========    ===========    ===========





                                                                                      Nine Months Ended
                                                                                      September 30, 1999
                                                              ---------------------------------------------------------------------
                                                                                          Accumulated
                                                                                             Other                         Total
                                                                Common     Comprehensive Comprehensive     Retained    Shareholders'
(In thousands)                                                   Stock         Income         loss         Earnings       Equity
                                                              -----------   -----------   -----------    -----------    -----------
Balance, January 1, 1999 .....................................$   796,519                 $    (3,407)   $   659,519    $ 1,452,631
Net income for the period ....................................              $   151,515                      151,515        151,515
                                                                            -----------
Other comprehensive income, net of tax:
    Realized and unrealized holding loss arising
       during the period, net of tax benefit of $7,960 .......                  (12,851)
    Reclassification for realized investment
       securities loss recorded in the income
       statement, net of tax benefit of $2,466 ...............                    3,982
                                                                            -----------
    Other comprehensive loss .................................                   (8,869)       (8,869)                       (8,869)
                                                                            -----------
    Total comprehensive income ...............................              $   142,646
                                                                            ===========
Cash dividends:
    Common, $.72 per share ...................................                                               (56,937)       (56,937)
Stock dividend of acquired company ...........................     21,700                                    (21,700)          --
Issuance of common shares for acquisitions ...................         83                                        796            879
Stock redeemed and retired ...................................     (4,769)                                                   (4,769)
Stock options exercised, net of shares tendered and retired ..      7,195                                                     7,195
                                                              -----------                 -----------    -----------    -----------
Balance, September 30, 1999 ..................................$   820,728                 $   (12,276)   $   733,193    $ 1,541,645
                                                              ===========                 ===========    ===========    ===========

Comprehensive income for the three months ended September 30, 2000 and 1999 was $72,781 and $46,166 respectively.

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

On October 15, 1999 the Company completed its acquisition of Pioneer Bancorporation in a transaction accounted for as a pooling of interests. The acquisition was considered significant and prior year amounts have accordingly been restated. On July 28, 2000 the acquisition of County Bank was completed. The acquisition was accounted for as a pooling, however, prior year amounts were not restated since the acquisition was not considered significant.

Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report to Shareholders on Form 10-K for the year ended December 31, 1999.

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

Included in results of operations for the nine months ended September 30, 2000 are approximately $42.7 million of pre-tax merger expenses related to the termination of the merger and the related disengagement. Also included in results of operations is a pre-tax impairment loss on First Security Corporation common stock owned by the Company of $96.9 million. It is possible that the Company could incur additional unidentified expenses related to the merger termination and related disengagement process.

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

Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. The original effective date of this statement, as amended by Statement Nos. 137 and 138, has been delayed and it is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and should not be applied retroactively to financial statements of prior periods. Based on the Company's current derivatives, hedging activities and market conditions at the end of the third quarter, the Company does not expect the impact of adoption to be material to the Consolidated Financial Statements. However, the Company will be unable to accurately calculate the cumulative-effect-type transition adjustments required upon adoption until actual year-end market conditions are known.

ZIONS BANCORPORATION AND SUBSIDIARIES

Operating Segment Information

The following is a summary of selected operating segment information for the three months and nine months ended September 30, 2000 and September 30, 1999. The Company manages its operations and prepares management reports with a primary focus on geographical area. All segments presented, except for the segment defined as "other" are based on commercial banking operations. Zions First National Bank and subsidiaries operates 119 branches in Utah and 20 in Idaho. California Bank & Trust operates 76 branches in Northern and Southern California. Vectra Bank Colorado operates 54 branches in Colorado and one branch in New Mexico. National Bank of Arizona operates a total of 43 branches in Arizona. Nevada State Bank operates 60 offices in Nevada, and The Commerce Bank of Washington operates 1 office in Washington. The operating segment defined as "other" includes the Parent company, smaller nonbank operating units, and eliminations of transactions between segments. The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated usage of those services.

The following table presents Operating Segment Information for the three months ended September 30, 2000 and for the three months ended September 30, 1999.


                                            ZIONS FIRST NATIONAL
                                                    BANK                CALIFORNIA            VECTRA BANK         NATIONAL BANK OF
                                              AND SUBSIDIARIES         BANK & TRUST            COLORADO                ARIZONA
                                             -------------------   -------------------   --------------------    -------------------
(Amounts in millions)                          2000       1999       2000       1999       2000        1999        2000       1999
                                             --------   --------   --------   --------   --------    --------    --------   --------
CONDENSED INCOME STATEMENT
Net interest income .......................  $   60.5   $   55.7   $   76.2   $   66.6   $   22.1    $   20.7    $   25.2   $   19.8
Provision for loan losses .................       2.8        2.3       --         --          2.2         0.6         0.9        0.6
Noninterest income ........................      41.8       38.7       10.4        8.5        6.5         4.0         4.0        3.7
Merger expense and amortization of
   goodwill and core deposit intangibles ..      (0.4)       0.5        4.5        3.7        3.3         3.4         0.7        0.4
Noninterest expense .......................      55.0       51.8       46.0       44.0       18.0        18.8        13.3       10.9
Income tax expense (benefit) ..............      14.0       12.2       16.2       12.3        2.6         1.7         5.7        4.2
Minority interest .........................       0.2        0.2       --         --         --          --          --         --
                                             --------   --------   --------   --------   --------    --------    --------   --------
     Net income ...........................  $   30.7   $   27.4   $   19.9   $   15.1   $    2.5    $    0.2    $    8.6   $    7.4
                                             ========   ========   ========   ========   ========    ========    ========   ========
AVERAGE BALANCE SHEET DATA
Total assets ..............................  $  8,286   $  7,233   $  6,836   $  6,213   $  2,155    $  2,227    $  1,850   $  1,515
Net loans and leases ......................     4,880      3,701      4,817      4,174      1,415       1,380       1,410      1,123
Total deposits ............................     4,351      3,742      5,373      5,317      1,390       1,565       1,485      1,258


                                              NEVADA STATE BANK   THE COMMERCE BANK OF                               CONSOLIDATED
                                              AND SUBSIDIARIES         WASHINGTON               OTHER                  COMPANY
                                             -------------------   -------------------   --------------------    -------------------
(Amounts in millions)                          2000       1999       2000       1999       2000        1999        2000       1999
                                             --------   --------   --------   --------   --------    --------    --------   --------
CONDENSED INCOME STATEMENT
Net interest income .......................  $   25.6   $   25.5   $    5.0   $    4.1   $   (6.6)   $   (4.6)   $  208.0   $  187.8
Provision for loan losses .................       1.8        1.0        0.3        0.1        0.1        (0.1)        8.1        4.5
Noninterest income ........................       5.9        6.7        0.4        0.2        6.3         1.8        75.3       63.6
Merger expense and amortization of
   goodwill and core deposit intangibles ..       0.4        0.7       --         --          2.3         2.3        10.8       11.0
Noninterest expense .......................      20.6       19.0        2.1        2.0        8.1         5.6       163.1      152.1
Income tax expense (benefit) ..............       2.9        3.5        1.0        0.7       (6.8)       (5.4)       35.6       29.2
Minority interest .........................      --         --         --         --          0.9         0.6         1.1        0.8
                                             --------   --------   --------   --------   --------    --------    --------   --------
     Net income ...........................  $    5.8   $    8.0   $    2.0   $    1.5   $   (4.9)   $   (5.8)   $   64.6   $   53.8
                                             ========   ========   ========   ========   ========    ========    ========   ========
AVERAGE BALANCE SHEET DATA
Total assets ..............................  $  2,364   $  2,317   $    446   $    391   $     48    $     96    $ 21,985   $ 19,992
Net loans and leases ......................     1,352      1,265        235        173         38          24      14,147     11,840
Total deposits ............................     1,997      1,905        299        267        (68)        (19)     14,827     14,035

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents Operating Segment Information for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999.


                                            ZIONS FIRST NATIONAL
                                                    BANK                CALIFORNIA            VECTRA BANK         NATIONAL BANK OF
                                              AND SUBSIDIARIES         BANK & TRUST            COLORADO                ARIZONA
                                             -------------------   -------------------   --------------------    -------------------
(Amounts in millions)                          2000       1999       2000       1999       2000        1999        2000       1999
                                             --------   --------   --------   --------   --------    --------    --------   --------
CONDENSED INCOME STATEMENT
Net interest income .......................  $  169.3   $  165.6   $  219.8   $  192.2   $   65.8    $   62.2    $   66.6   $   56.6
Provision for loan losses .................       5.3        6.8       --         --          4.6         1.9         2.6        1.8
Noninterest income ........................     116.0      117.7       31.2       26.3       15.6        13.0        10.8        9.9
Merger expense and amortization of
   goodwill and core deposit intangibles ..       4.1        1.5       19.1       11.9       10.3        11.6         1.6        1.4
Noninterest expense .......................     159.6      157.3      137.2      136.0       54.8        54.1        36.1       31.8
Income tax expense (benefit) ..............      35.7       36.0       42.8       32.3        6.5         4.9        14.7       12.1
Minority interest .........................      (1.2)       0.9       --         --         --          --          --         --
                                             --------   --------   --------   --------   --------    --------    --------   --------
     Net income ...........................  $   81.8   $   80.8   $   51.9   $   38.3   $    5.2    $    2.7    $   22.4   $   19.4
                                             ========   ========   ========   ========   ========    ========    ========   ========

AVERAGE BALANCE SHEET DATA
Total assets ..............................  $  8,272   $  7,115   $  6,676   $  6,207   $  2,157    $  2,155    $  1,688   $  1,493
Net loans and leases ......................     4,482      3,639      4,683      4,198      1,397       1,294       1,292      1,083
Total deposits ............................     4,087      3,754      5,367      5,327      1,424       1,595       1,321      1,244


                                              NEVADA STATE BANK   THE COMMERCE BANK OF                               CONSOLIDATED
                                              AND SUBSIDIARIES         WASHINGTON               OTHER                  COMPANY
                                             -------------------   -------------------   --------------------    -------------------
(Amounts in millions)                          2000       1999       2000       1999       2000        1999        2000       1999
                                             --------   --------   --------   --------   --------    --------    --------   --------
CONDENSED INCOME STATEMENT
Net interest income .......................  $   76.0   $   73.7   $   14.7   $   11.3   $  (18.6)      (11.6)   $  593.6   $  550.0
Provision for loan losses .................       6.3        2.8        0.8        0.5       --          (0.4)       19.6       13.4
Noninterest income ........................      17.8       19.4        1.2        0.6      (83.0)        5.2       109.6      192.1
Merger expense and amortization of
   goodwill and core deposit intangibles ..       5.5        1.7       --         --         31.5         2.7        72.1       30.8
Noninterest expense .......................      56.1       58.0        6.5        5.5       19.1        18.1       469.4      460.8
Income tax expense (benefit) ..............       8.6        9.3        2.9        1.9      (66.1)      (13.6)       45.1       82.9
Minority interest .........................      --         --         --         --          2.5         1.8         1.3        2.7
                                             --------   --------   --------   --------   --------    --------    --------   --------
     Net income ...........................  $   17.3   $   21.3   $    5.7   $    4.0   $  (88.6)   $  (15.0)   $   95.7   $  151.5
                                             ========   ========   ========   ========   ========    ========    ========   ========

AVERAGE BALANCE SHEET DATA
Total assets ..............................  $  2,346   $  2,227   $    426   $    359   $     36    $    (44)   $ 21,601   $ 19,512
Net loans and leases ......................     1,356      1,195        217        163         30          21      13,457     11,593
Total deposits ............................     1,969      1,875        297        241        (68)        (24)     14,397     14,012

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

FINANCIAL HIGHLIGHTS
(Unaudited)


                                                        Three Months Ended                      Nine Months Ended
(In thousands, except per share and ratio data)            September 30,                          September 30,
                                                ------------------------------------   --------------------------------------
                                                  2000         1999         % Change     2000         1999          % Change
                                                ---------    ---------      ---------  ---------    ---------       ---------
EARNINGS
Taxable-equivalent net interest income ......   $ 212,902    $ 191,913      10.94 %    $ 606,841    $ 561,744       8.03 %
Net interest income .........................     208,029      187,817      10.76 %      593,619      549,975       7.94 %
Noninterest income ..........................      75,349       63,591      18.49 %      206,548      192,078       7.53 %
Impairment loss First Security Corporation
   common stock (1) .........................        --           --           --        (96,911)        --           --

Provision for loan losses ...................       8,119        4,517      79.74 %       19,581       13,401      46.12 %
Noninterest expense .........................     173,926      163,038       6.68 %      541,550      491,529      10.18 %
Income before income taxes ..................     101,333       83,853      20.85 %      142,125      237,123     (40.06)%
Income taxes ................................      35,646       29,273      21.77 %       45,136       82,946     (45.58)%
Minority interest ...........................       1,043          802      30.05 %        1,254        2,662     (52.89)%
Net income ..................................      64,644       53,778      20.21 %       95,735      151,515     (36.81)%

PER COMMON SHARE
Net income (diluted) ........................        0.74         0.63      17.46 %         1.10         1.77     (37.85)%
Dividends ...................................        0.20         0.29     (31.03)%         0.69         0.72      (4.17)%
Book value ..................................                                              19.73        18.26       8.05 %

SELECTED RATIOS
Return on average assets ....................        1.17%        1.07%                     0.59%        1.04%
Return on average common equity .............       15.24%       13.85%                     7.75%       13.39%
Efficiency ratio(3) .........................       60.34%       63.81%                    66.58%       65.20%
Net interest margin .........................        4.34%        4.30%                     4.24%        4.36%

OPERATING CASH EARNINGS(2)(3)
Taxable-equivalent net interest income ......   $ 212,902    $ 191,913      10.94 %    $ 606,841    $ 561,744       8.03 %
Net interest income .........................     208,029      187,817      10.76 %      593,619      549,975       7.94 %
Noninterest income ..........................      75,349       63,591      18.49 %      206,548      192,078       7.53 %
Provision for loan losses ...................       8,119        4,517      79.74 %       19,581       13,401      46.12 %
Noninterest expense .........................     163,104      152,000       7.31 %      469,436      460,693       1.90 %
Income before income taxes ..................     112,155       94,891      18.19 %      311,150      267,959      16.12 %
Income taxes ................................      37,252       31,035      20.03 %      102,550       87,888      16.68 %
Minority interest ...........................       1,226          973      26.00 %        1,957        3,171     (38.28)%
Net income ..................................      73,677       62,883      17.17 %      206,643      176,900      16.81 %

PER COMMON SHARE
Net income (diluted) ........................        0.84         0.74      13.51 %         2.38         2.07      14.98 %
Dividends ...................................        0.20         0.29     (31.03)%         0.69         0.72      (4.17)%
Book value ..................................                                              12.39        10.75      15.26 %

SELECTED RATIOS
Return on average assets ....................        1.37%        1.29%                     1.32%        1.25%
Return on average common equity .............       28.08%       27.53%                    27.68%       27.32%
Efficiency ratio ............................       56.58%       59.49%                    57.71%       61.11%
Net interest margin .........................        4.34%        4.30%                     4.24%        4.36%

(1)  This investment was written down to $14.11 per common share.
(2) Before amortization of goodwill and core deposit intangible assets and merger related expense.
(3)  Excludes impairment loss on First Security Corporation common stock.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)


                                                          Three Months Ended                      Nine Months Ended
(In thousands, except per share and ratio data)              September 30,                          September 30,
                                               -----------------------------------------  ----------------------------------------
                                                  2000           1999          % Change      2000           1999         % Change
                                               -----------    -----------      ---------  -----------    -----------     ---------
AVERAGE BALANCES
Total assets ..................................$21,984,703    $19,992,126       9.97 %    $21,601,431    $19,512,330      10.71 %
Securities ....................................  4,520,932      4,613,887      (2.01)%      4,559,030      4,473,787       1.91 %
Net loans and leases .......................... 14,146,953     11,840,177      19.48 %     13,456,781     11,593,299      16.07 %
Goodwill and core deposit intangibles .........    643,313        634,869       1.33 %        653,003        647,414       0.86 %
Total deposits ................................ 14,827,126     14,034,997       5.64 %     14,397,494     14,011,675       2.75 %
Minority interest .............................     39,663         37,962       4.48 %         39,833         37,046       7.52 %
Shareholders' equity ..........................  1,686,998      1,541,021       9.47 %      1,650,378      1,513,029       9.08 %

Weighted average common and common-
     equivalent shares outstanding ............ 87,610,312     85,409,161       2.58 %     86,835,969     85,442,268       1.63 %

AT PERIOD END
Total assets ..................................                                            21,924,319     20,070,668       9.24 %
Securities ....................................                                             4,262,024      4,745,115     (10.18)%
Net loans and leases ..........................                                            14,068,994     12,098,622      16.29 %
Sold loans being serviced(1) ..................                                             1,684,927      1,224,187      37.64 %
Allowance for loan losses .....................                                               200,401        205,926      (2.68)%
Goodwill and core deposit intangibles .........                                               638,257        634,093       0.66 %
Total deposits ................................                                            15,167,675     13,950,115       8.73 %
Minority interest .............................                                                39,576         38,094       3.89 %
Shareholders' equity ..........................                                             1,715,695      1,541,645      11.29 %

Common shares outstanding .....................                                            86,964,292     84,404,653       3.03 %

Average equity to average assets ..............       7.67%          7.71%                       7.64%          7.75%
Common dividend payout ........................      26.90%         42.67%                      38.16%(2)      37.58%

Nonperforming assets ..........................                                                75,625         58,382      29.53 %
Loans past due 90 days or more ................                                                22,752         32,515     (30.03)%
Nonperforming assets to net loans and leases,
     other real estate owned and other
     nonperforming assets at September 30 .....                                                  0.54%          0.48%

(1) Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding long-term first mortgage residential real estate loans.
(2)  Before impairment loss on First Security Corporation common stock.

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation achieved net income of $64.6 million or $0.74 per diluted share for the third quarter of 2000, an increase of 20.2% and 17.5%, respectively, over the $53.8 million or $0.63 earned in the third quarter of 1999. Before merger-related charges, net income for the third quarter of 2000 was $65.7 million or $0.75 per diluted share, an increase of 9.0% and 7.1%, respectively, over the $60.3 million or $0.70 per diluted share earned before merger-related charges, in the second quarter of 2000.

Consolidated net income was $95.7 million or $1.10 per diluted share for the first nine months of 2000 compared to $151.5 million or $1.77 per diluted share for the first nine months of 1999. Results for the nine months ended September 30, 2000 included $87.2 million in after-tax merger charges ($1.00 per share) mainly related to the Company's terminated merger with First Security Corporation, including a write down to market value of its investment in First Security Corporation common stock. Before merger-related charges, net income was $183.0 million or $2.11 per diluted share compared to $154.3 million or $1.81 per diluted share for the first nine months of 1999, increases of 18.5% and 16.6%, respectively.

The annualized return on average assets for the third quarter of 2000 was 1.17% compared to 1.07% for the third quarter of 1999 and 1.12% for the second quarter of 2000. The annualized return on average common shareholder's equity was 15.24% for the quarter compared to 13.85% for the third quarter of 1999 and 14.93% for the second quarter of 2000. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the third quarter was 60.34% compared to 63.81% for the third quarter of 1999 and 62.04% for the second quarter of 2000.

For the first nine months of 2000 the annualized return on average assets was 0.59% compared to 1.04% for the same period in 1999. The annualized return on average common shareholder's equity was 7.75% for the first nine months of 2000 compared to 13.39% for the first nine months of 1999.

The Company's third quarter $10.9 million (20.2%) increase in earnings compared to the same period a year ago reflects a $20.2 million (10.8%) increase in net interest income, and a $11.8 million (18.5%) increase in noninterest income, partially offset by a $3.6 million (79.7%) increase in the provision for loan losses, a $10.9 million (6.7%) increase in noninterest expense and a $6.4 million (21.8%) increase in income tax expense.

For the first nine months of 2000 compared to the same period last year the $55.8 million (36.8%) decrease in net income results from the recognition of after-tax merger charges of $87.2 million ($1.00 per diluted share) related to the Company's terminated merger with First Security Corporation. Other changes reflected in the results for the first nine months of 2000 compared to the same period last year include a $43.6 million (7.9%) increase in net interest income and a $14.5 million (7.5%) increase in noninterest income excluding the $96.9 million impairment loss on First Security Corporation common stock. Noninterest expense excluding merger-related expense increased $10.1 million (2.1%), the provision for loan losses increased $6.2 million (46.1%), and income tax expense decreased $37.8 million (45.6%).

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

Operating cash earnings for the quarter were $73.7 million or $0.84 per diluted share, an increase of 17.2% and 13.5%, respectively, over the $62.9 million or $0.74 per diluted share earned in the third quarter of 1999. Operating cash earnings for the third quarter of 2000 increased 7.7% over the $68.4 million earned during the second quarter of 2000. Operating cash earnings per diluted share for the third quarter of 2000 increased 6.3% over the $.79 for the second quarter of 2000. Year-to-date operating cash earnings were $206.6 million or $2.38 per diluted share, an increase of 16.8% and 15.0%, respectively, over the $176.9 million or $2.07 per diluted share earned in the first nine months of 1999.

The operating cash annualized return on average assets for the third quarter and for the first nine months of 2000 was 1.37% and 1.32% compared to 1.29% and 1.25%, respectively, in 1999. Operating cash annualized return on average common shareholders' equity was 28.08% and 27.68% for the third quarter and for the first nine months of 2000, compared to the restated 27.53% and 27.32% for the same periods of 1999. The Company's cash efficiency ratio for the third quarter and for the first nine months of 2000 was 56.58% and 57.71%, respectively, compared to 59.49% and 61.11% for the same periods of 1999.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the third quarter of 2000, adjusted to a fully taxable-equivalent basis, increased 10.9% to $212.9 million compared to $191.9 million for the third quarter of 1999 and increased 6.9% from $199.1 million for the second quarter of 2000. Net interest margin was 4.34% for the third quarter of 2000, compared to 4.30% for the third quarter of 1999 and 4.23% for the second quarter of 2000. Nine-month net interest income, on a fully taxable-equivalent basis, was $606.8 million in 2000, an increase of 8.0% compared to $561.7 million for the first nine months of 1999. Net interest margin for the first nine months of 2000 was 4.24%, compared to 4.36% for the first nine months of 1999. The decreased margin for the first nine months of 2000 compared to 1999 reflects continued robust loan growth by the Company which has been financed by short-term funding sources instead of the traditional core deposit growth normally experienced by the Company.

The yield on average earning assets increased 95 basis points during the third quarter of 2000 as compared to the third quarter of 1999, and 24 basis points from the second quarter of 2000. The average rate paid this quarter on interest-bearing funds increased 103 basis points from the third quarter of 1999 and increased 20 basis points from the second quarter of 2000. Comparing the first nine months of 2000 with 1999, the yield on average earning assets increased 65 basis points, while the cost of interest-bearing funds increased by 85 basis points.

The spread on average interest-bearing funds for the third quarter of 2000 was 3.55%, down from the 3.63% for the third quarter of 1999 and up from the 3.51% for the second quarter of 2000. The spread on average interest-bearing funds for the first nine months of 2000 was 3.50%, down from 3.70% for the first nine months of 1999.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                           Three Months Ended                        Three Months Ended
                                                           September 30, 2000                        September 30, 1999
                                                 --------------------------------------    --------------------------------------
                                                     Average        Amount of   Average       Average        Amount of    Average
(In thousands)                                      Balance       Interest(1)    Rate         Balance       Interest(1)    Rate
                                                 ------------    ------------   -------    ------------    ------------   -------
ASSETS
Money market investments .....................   $    829,986    $     14,865      7.13%   $  1,249,686    $     17,596      5.59%
Securities:
  Held to maturity ...........................      3,287,182          56,852      6.88%      3,345,910          51,993      6.17%
  Available for sale .........................        670,415          11,680      6.93%        791,913          10,546      5.28%
  Trading account ............................        563,335           9,027      6.37%        476,064           7,333      6.11%
                                                 ------------    ------------              ------------    ------------
    Total securities .........................      4,520,932          77,559      6.82%      4,613,887          69,872      6.01%
                                                 ------------    ------------              ------------    ------------
Loans:
  Loans held for sale ........................        214,181           4,180      7.76%        168,011           2,780      6.56%
  Net loans and leases(2) ....................     13,932,772         332,751      9.50%     11,672,166         258,132      8.77%
                                                 ------------    ------------              ------------    ------------
    Total loans ..............................     14,146,953         336,931      9.47%     11,840,177         260,912      8.74%
                                                 ------------    ------------              ------------    ------------
Total interest-earning assets ................   $ 19,497,871    $    429,355      8.76%   $ 17,703,750    $    348,380      7.81%
Cash and due from banks ......................        803,148                                   851,603
Allowance for loan losses ....................       (201,328)                                 (212,393)
Goodwill and core deposit intangibles ........        643,313                                   634,869
Other assets .................................      1,241,699                                 1,014,297
                                                 ------------                              ------------
     Total assets ............................   $ 21,984,703                              $ 19,992,126
                                                 ============                              ============

LIABILITIES
Interest-bearing deposits:
  Savings and NOW deposits ...................   $  1,740,097    $      9,788      2.24%   $  1,774,041    $     10,294      2.30%
  Money market super NOW deposits ............      6,307,317          76,308      4.81%      5,732,202          53,805      3.72%
  Time deposits under $100,000 ...............      1,678,696          22,292      5.28%      2,019,556          23,656      4.65%
  Time deposits $100,000 or more .............      1,583,581          23,586      5.93%      1,110,197          13,474      4.82%
  Foreign deposits ...........................        126,474           1,308      4.11%        158,137           1,747      4.38%
                                                 ------------    ------------              ------------    ------------
    Total interest-bearing deposits ..........     11,436,165         133,282      4.64%     10,794,133         102,976      3.78%
                                                 ------------    ------------              ------------    ------------
Borrowed funds:
  Securities sold, not yet purchased .........        305,514           4,823      6.28%        245,810           4,216      6.80%
  Federal funds purchased and security
    repurchase agreements ....................      2,432,995          37,183      6.08%      2,416,686          27,756      4.56%
  Commercial paper ...........................        318,664           5,459      6.82%        269,629           3,674      5.41%
  FHLB advances and other borrowings:
    less than one year .......................      1,471,192          24,984      6.76%        595,903           7,793      5.19%
    over one year ............................        168,173           2,667      6.31%         79,032           1,403      7.04%
  Long-term debt .............................        396,898           8,055      8.07%        453,114           8,649      7.57%
                                                 ------------    ------------              ------------    ------------
    Total borrowed funds .....................      5,093,436          83,171      6.50%      4,060,174          53,491      5.23%
                                                 ------------    ------------              ------------    ------------
    Total interest-bearing liabilities .......   $ 16,529,601    $    216,453      5.21%   $ 14,854,307    $    156,467      4.18%
                                                                 ------------                              ------------
Noninterest-bearing deposits .................      3,390,961                                 3,240,864
Other liabilities ............................        337,480                                   317,972
                                                 ------------                              ------------
    Total liabilities ........................     20,258,042                                18,413,143
Minority interest ............................         39,663                                    37,962
    Total shareholders' equity ...............      1,686,998                                 1,541,021
                                                 ------------                              ------------
    Total liabilities and shareholders' equity   $ 21,984,703                              $ 19,992,126
                                                 ============                              ============
Spread on average interest-bearing funds .....                                     3.55%                                     3.63%
Net interest income and net yield on
     interest-earning assets .................                   $    212,902      4.34%                   $    191,913      4.30%
                                                                 ============                              ============

1    Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                              Nine Months Ended                       Nine Months Ended
                                                              September 30, 2000                      September 30, 1999
                                                   ---------------------------------------   ---------------------------------------
                                                     Average         Amount of    Average      Average        Amount of     Average
(In thousands)                                       Balance        Interest(1)     Rate       Balance       Interest(1)      Rate
                                                   ------------    ------------   --------   ------------    ------------   --------
ASSETS
Money market investments .......................   $  1,106,070    $     53,267      6.43%   $  1,150,874    $     49,540      5.76%
Securities:
  Held to maturity .............................      3,292,740         166,735      6.76%      3,201,960         150,494      6.28%
  Available for sale ...........................        675,675          32,504      6.43%        735,479          31,483      5.72%
  Trading account ..............................        590,615          27,695      6.26%        536,348          22,108      5.51%
                                                   ------------    ------------              ------------    ------------
    Total securities ...........................      4,559,030         226,934      6.65%      4,473,787         204,085      6.10%
                                                   ------------    ------------              ------------    ------------
Loans:
  Loans held for sale ..........................        193,529          10,760      7.43%        185,241           9,273      6.69%
  Net loans and leases(2) ......................     13,263,252         922,921      9.29%     11,408,058         744,849      8.73%
                                                   ------------    ------------              ------------    ------------
       Total loans .............................     13,456,781         933,681      9.27%     11,593,299         754,122      8.70%
                                                   ------------    ------------              ------------    ------------
Total interest-earning assets ..................   $ 19,121,881    $  1,213,882      8.48%   $ 17,217,960    $  1,007,747      7.83%
Cash and due from banks ........................        834,826                                   833,639
Allowance for loan losses ......................       (202,640)                                 (211,535)
Goodwill and core deposit intangibles ..........        653,003                                   647,414
Other assets ...................................      1,194,361                                 1,024,852
                                                   ------------                              ------------
     Total assets ..............................   $ 21,601,431                              $ 19,512,330
                                                   ============                              ============

LIABILITIES
Interest-bearing deposits:
  Savings and NOW deposits .....................   $  1,780,447    $     29,363      2.20%   $  1,786,217    $     31,366      2.35%
  Money market super NOW deposits ..............      6,125,905         212,769      4.64%      5,396,966         146,749      3.64%
  Time deposits under $100,000 .................      1,730,336          64,943      5.01%      2,150,934          76,294      4.74%
  Time deposits $100,000 or more ...............      1,324,187          54,674      5.52%      1,289,069          47,052      4.88%
  Foreign deposits .............................        137,072           4,909      4.78%        166,179           5,277      4.25%
                                                   ------------    ------------              ------------    ------------
    Total interest-bearing deposits ............     11,097,947         366,658      4.41%     10,789,365         306,738      3.80%
                                                   ------------    ------------              ------------    ------------
Borrowed funds:
  Securities sold, not yet purchased ...........        303,716          14,428      6.35%        284,602          12,155      5.71%
  Federal funds purchased and security
    repurchase agreements ......................      2,781,793         119,292      5.73%      2,222,370          74,180      4.46%
  Commercial paper .............................        307,298          14,783      6.43%        158,455           6,295      5.31%
  FHLB advances and other borrowings:
    less than one year .........................      1,235,560          59,835      6.47%        469,299          17,347      4.94%
    over one year ..............................        139,281           6,314      6.06%         63,150           3,120      6.61%
  Long-term debt ...............................        432,150          25,731      7.95%        452,728          26,168      7.73%
                                                   ------------    ------------              ------------    ------------
    Total borrowed funds .......................      5,199,798         240,383      6.18%      3,650,604         139,265      5.10%
                                                   ------------    ------------              ------------    ------------
    Total interest-bearing liabilities .........   $ 16,297,745    $    607,041      4.98%   $ 14,439,969    $    446,003      4.13%
                                                                   ------------                              ------------
Noninterest-bearing deposits ...................      3,299,547                                 3,222,310
Other liabilities ..............................        313,928                                   299,976
                                                   ------------                              ------------
    Total liabilities ..........................     19,911,220                                17,962,255
Minority interest ..............................         39,833                                    37,046
    Total shareholders' equity .................      1,650,378                                 1,513,029
                                                   ------------                              ------------
    Total liabilities and shareholders' equity .   $ 21,601,431                              $ 19,512,330
                                                   ============                              ============
Spread on average interest-bearing funds .......                                     3.50%                                     3.70%
Net interest income and net yield on
  interest-earning assets ......................                   $    606,841      4.24%                   $    561,744      4.36%
                                                                   ============                              ============

1    Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company manages its earnings sensitivity to interest rate movements, in part, by matching the repricing characteristics of its assets and liabilities and through the use of off-balance sheet arrangements such as caps, floors and interest rate exchange contracts. Net interest income from the use of such off-balance sheet arrangements for the first nine months of 2000 was $3.4 million compared to $7.5 million for the first nine months of 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 79.7% to $8.1 million for the third quarter of 2000, as compared with $4.5 million for the third quarter of 1999, and increased 30.7% from the $6.2 million for the second quarter of 2000. The provision for loan losses for the first nine months of 2000 totaled $19.6 million, 46.1% more than the $13.4 million provision for the first nine months of 1999. Annualized the provision is .19% of average loans for 2000 compared to
 .15% for 1999.

NONINTEREST INCOME

Noninterest income for the third quarter of 2000 was $75.3 million, an increase of 18.5% from the $63.6 million for the third quarter of 1999 and an increase of 6.7% from the $70.6 million for the second quarter of 2000.

Comparing the segments of noninterest income for the third quarter of 2000 and the third quarter of 1999, service charges on deposit accounts decreased 4.5%, other service charges and fees increased 11.3%, trust income increased 7.7%, underwriting and trading income increased 76.4%, loan sales and servicing income increased 11.4% and other income increased 17.7%. The increase in net investment securities gain is mainly the result of pre-tax gains of $3.7 million recognized on the sale of First Security Corporation common stock during the third quarter of 2000 and gains from venture fund securities. The increase in other income results mainly from additional income from venture fund investments. Loan sales and servicing income for the third quarter of 2000 includes a gain of $4.4 million from a SBA securitization completed during the quarter offset in part by a reduction in income due to decreased sales into the Home Equity Credit Line revolving conduit.

Noninterest income for the nine months ended September 30, 2000 excluding the $96.9 million impairment loss on First Security Corporation common stock was $206.5 million, an increase of 7.5% from the $192.1 million for same period in 1999.

Comparing the segments of noninterest income for the first nine months of 2000 with the first nine months of 1999, service charges on deposit accounts increased 0.2%, other service charges, commissions and fees decreased 1.5%, trust income increased 14.7%, underwriting and trading income decreased 7.9%, loans sales and servicing income decreased 10.0%, and other income increased 26.6%. The Company recognized a net gain of $9.2 million from sales of securities during the first nine months of 2000 compared to a net loss of $1.3 million for the same period in 1999. Gains on the sale of securities for 2000 include pre-tax gains of $5.6 million recognized from the sale of First Security Corporation common stock. The decrease in income from loan sales and servicing is mainly due to gains from the sale of mortgage servicing recognized during 1999. The increase in other income results mainly from increased income from additional investments in bank owned life insurance and additional income from investments in nonmarketable securities including venture fund investments.

ZIONS BANCORPORATION AND SUBSIDIARIES

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 2000 was $173.9 million, an increase of 6.7% over $163.0 million for the third quarter of 1999, and an increase of 4.0% from the $167.3 million for the second quarter of 2000. Excluding merger-related expenses, noninterest expense increased 3.8% for the third quarter of 2000 compared to the second quarter of the year. Comparing significant noninterest expense segments for the third quarter of 2000 and the third quarter of 1999, salaries and employee benefits decreased 0.3%, occupancy increased 9.3%, furniture and equipment expense increased 17.2%, and the total of all other expenses increased 15.3%. Other expenses for the third quarter of 2000 included approximately $3.3. million of nonrecurring charges related to litigation and operational losses.

Noninterest expense for the nine months ending September 30, 2000 was $541.6 million which includes $44.2 million of merger-related expense. Excluding merger-related expense noninterest expense increased 2.1% for the first nine months of 2000 compared to the same period in 1999. Comparing significant noninterest expense segments for the first nine months of 2000 and the comparable period in 1999, salaries and employee benefits decreased 2.1%, occupancy increased 2.8%, furniture and equipment expense increased 19.5% and the total of all other expenses excluding merger charges increased 5.2%.

The increase in furniture and equipment expense for the third quarter and first nine months of 2000 compared to the same periods in 1999 is mainly attributable to increased depreciation expense related to enhancements of desktop and processing systems.

At September 30, 2000 the Company had 6,881 full-time equivalent employees, 375 offices and 502 ATMs compared to 6,874 full-time equivalent employees, 355 offices and 496 ATMs at September 30, 1999.

INCOME TAXES

The Company's income taxes increased 21.8% to $35.6 million for the third quarter of 2000 compared to $29.3 million for the third quarter of 1999. The Company's income taxes were $45.1 million for the first nine months of 2000 as compared to $82.9 million for the first nine months of 1999. The Company's effective income tax rate was 35.2% for the third quarter of 2000, compared to 34.9% for the third quarter of 1999. The effective income tax rate for the first nine months of 2000 was 31.8% compared to 35.0% for the first nine months of 1999. The decreased rate is mainly due to the effect of merger costs and the impairment loss on First Security Corporation common stock, which are infrequent and unusual occurring items, respectively.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 11.1% to $19,122 million for the nine months ended September 30, 2000, compared to $17,218 million for the nine months ended September 30, 1999. Earning assets comprised 88.5% of total average assets for the first nine months of 2000, compared with 88.2% for the first nine months of 1999.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements decreased 3.9% to $1,106 million in the first nine months of 2000 as compared to $1,151 million in the first nine months of 1999.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first nine months of 2000, average securities increased 1.9% to $4,559 million compared to $4,474 million in the first nine months of 1999. Average held to maturity securities increased 2.8%, available for sale securities decreased 8.1%, and trading account securities increased 10.1% compared with the first nine months of 1999.

Average net loans and leases increased 16.1% to $13,457 million for the first nine months of 2000 compared to $11,593 million in the first nine months of 1999, representing 70.4% of earning assets in the first nine months of 2000 compared to 67.3% in the first nine months of 1999. Average net loans and leases were 93.5% of average total deposits for the nine months ended September 30, 2000, as compared to 82.7% for the nine months ended September 30, 1999.

INVESTMENT SECURITIES

The following table presents the Company's investment securities on September 30, 2000, December 31, 1999 and September 30, 1999. As of September 30, 2000, the Company had approximately $42 million of Small Business Administration originator fee certificates that have been classified in other assets and are measured as available for sale securities.


                                              September 30,          December 31,        September 30,
                                                   2000                  1999                 1999
                                           -------------------   -------------------   -------------------
                                           Amortized   Market    Amortized   Market    Amortized   Market
(In millions)                                cost      value       cost      value       cost      value
                                           --------   --------   --------   --------   --------   --------
Held to maturity
----------------
    U.S. Treasury Securities ...........   $      1   $      1   $      1   $      1   $      2   $      2
    U.S. government agencies and
       corporations:
       Small Business
            Administration loan-
            backed securities ..........        498        524        440        445        434        428
       Other agency securities .........      1,294      1,276      1,270      1,233      1,194      1,176
    States and political subdivisions ..        322        320        314        309        403        400
    Mortgage-backed securities .........      1,127      1,123      1,305      1,303      1,336      1,337
                                           --------   --------   --------   --------   --------   --------
                                              3,242      3,244      3,330      3,291      3,369      3,343
                                           --------   --------   --------   --------   --------   --------
Available for sale
------------------
    U.S. Treasury securities ...........         49         50         93         93        107        108
    U.S. government agencies and
       corporations ....................         95         93         51         50        113        113
    States and political subdivisions ..        146        146        102         97         60         58
    Mortgage and other asset-backed
       securities ......................         92         89        147        143        194        189
                                           --------   --------   --------   --------   --------   --------
                                                382        378        393        383        474        468
                                           --------   --------   --------   --------   --------   --------
    Equity securities:
       Mutual funds:
            Accessor Funds, Inc. .......        118        116        141        139        373        371
       Other Stock .....................        109        104        242        257          6          6
                                           --------   --------   --------   --------   --------   --------
                                                227        220        383        396        379        377
                                           --------   --------   --------   --------   --------   --------
                                                609        598        776        779        853        845
                                           --------   --------   --------   --------   --------   --------
    Total ..............................   $  3,851   $  3,842   $  4,106   $  4,070   $  4,222   $  4,188
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

The table below sets forth the amount of loans outstanding by type on September 30, 2000, December 31, 1999 and September 30, 1999.

(In millions)
                                              September 30,    December 31,   September 30,
Types                                             2000            1999            1999
-----                                         -------------   -------------   -------------
Loans held for sale .......................   $         226   $         205   $         154
Commercial, financial, and agricultural ...           3,363           3,036           2,913
Real estate:
   Construction ...........................           2,355           1,722           1,497
   Other:
           Home equity credit line ........             288             232             211
           1-4 family residential .........           3,015           2,503           2,466
           Other real estate-secured ......           3,900           4,168           3,934
                                              -------------   -------------   -------------
                                                      7,203           6,903           6,611
                                              -------------   -------------   -------------
                                                      9,558           8,625           8,108
Consumer:
   Bankcard ...............................             122             107              97
   Other ..................................             484             490             505
                                              -------------   -------------   -------------
                                                        606             597             602

Lease financing ...........................             295             275             242
Foreign loans .............................              30              53              47
Other receivables .........................              66              62              88
                                              -------------   -------------   -------------
   Total loans ............................   $      14,144   $      12,853   $      12,154
                                              =============   =============   =============


Loans held for sale on September 30, 2000 increased 10.2% from December 31, 1999. All other loans, net of unearned income and fees increased 10.0% to $13,843 million on September 30, 2000 compared to $12,586 million on December 31, 1999. Commercial loans, construction loans, other real estate-secured loans, consumer loans, and lease financing increased from year end 10.8%, 36.8%, 4.3%, 1.5% and 7.3%, respectively, while foreign loans decreased 43.4%. Within the other real estate-secured loan portfolio, home equity credit line loans increased 24.1%, 1-4 family residential loans increased 20.5% and all other real estate loans decreased 6.4% from year end.

ZIONS BANCORPORATION AND SUBSIDIARIES

On September 30, 2000, long-term first mortgage real estate loans serviced for others totaled $215 million and consumer and other loan securitizations, which relate primarily to loans sold under revolving securitization structures, totaled $1,685 million. During the first nine months of 2000, the Company sold $390 million of loans classified in held for sale, and securitized and sold other SBA loans, home equity credit line loans, credit card receivables and automobile loans totaling $918 million. During the first nine months of 2000, total loans sold were $1,308 million compared to total loans sold of $1,584 million during the first nine months of 1999.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $76 million on September 30, 2000, compared to $75 million on December 31, 1999, and up from $59 million on September 30, 1999. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .54%, .58% and .48% on September 30, 2000, December 31, 1999, and September 30, 1999, respectively.

Accruing loans past due 90 days or more totaled $23 million on September 30, 2000, up from $21 million on December 31, 1999, and down from $33 million on September 30, 1999. These loans equaled .16% of net loans and leases on September 30, 2000, and December 31, 1999 and .27% on September 30, 1999.

No loans to borrowers were considered potential problem loans at September 30, 2000, December 31, 1999 and September 30, 1999. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans included in nonaccrual loans and leases, amounted to $57 million on September 30, 2000, and December 31, 1999, and $39 million on September 30, 1999. The Company considers a loan to be impaired when the accrual of interest has been discontinued and it meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on September 30, 2000, December 31, 1999, and September 30, 1999, is a required allowance of $11 million, $16 million and $13 million, respectively, on $24 million, $22 million and $16 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets on September 30, 2000, December 31, 1999, and September 30, 1999.


                                                  September 30,    December 31,     September 30,
(In millions)                                         2000             1999             1999
                                                  -------------    -------------    -------------
Nonaccrual loans ..............................   $          68    $          65    $          48
Restructured loans ............................               1                1                1
Other real estate owned and other
     nonperforming assets .....................               7                9               10
                                                  -------------    -------------    -------------
     Total ....................................   $          76    $          75    $          59
                                                  =============    =============    =============
% of net loans and leases*, other real estate
     owned and other nonperforming assets .....             .54%             .58%             .48%

Accruing loans past due 90 days or more .......   $          23    $          21    $          33
                                                  =============    =============    =============

% of net loans and leases* ....................             .16%             .16%             .27%
*Includes loans held for sale .................


ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.42% of net loans and leases on September 30, 2000, compared to 1.60% on December 31, 1999, and 1.70% on September 30, 1999. Net charge-offs during the third quarter of 2000 were $7 million, or annualized .20% of average net loans and leases, compared to net charge-offs of $11 million for the third quarter of 1999. Net charge-offs for the first nine months of 2000 were $26 million, or annualized .25% of average net loans and leases, compared to $20 million or .23% of average net loans and leases for the first nine months of 1999.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 290.9% on September 30, 2000, compared to 310.9% on December 31, 1999, and 423.0% on September 30, 1999. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 220.6% on September 30, 2000, compared to 238.1% on December 31, 1999 and 256.4% on September 30, 1999.

On September 30, 2000, December 31, 1999, and September 30, 1999, the allowance for loan losses includes an allocation of $28 million, $23 million, and $21 million, respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on September 30, 2000, December 31, 1999 and September 30, 1999 totaled $6,923 million, $6,001 million and $5,865 million, respectively.

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


                                                  Nine months     Twelve Months       Nine months
                                                     Ended            Ended              Ended
 (In millions)                                   September 30,     December 31,      September 30,
                                                     2000              1999               1999
                                                 -------------     -------------     -------------
Average loans* and leases outstanding
     (net of unearned income) ................   $      13,457     $      11,819     $      11,593
                                                 =============     =============     =============
Allowance for possible losses:
Balance at beginning of the period ...........   $         204     $         213     $         213
Allowance of companies acquired ..............               2                 3              --
Provision charged against earnings ...........              20                18                13
Loans and leases charged-off:
     Loans held for sale .....................            --                --                --
     Commercial, financial and agricultural ..             (22)              (32)              (23)
     Real estate .............................              (3)               (3)               (2)
     Consumer ................................              (7)               (9)               (7)
     Lease financing .........................              (2)               (2)               (2)
                                                 -------------     -------------     -------------
          Total ..............................             (34)              (46)              (34)
                                                 -------------     -------------     -------------
Recoveries:
     Loans held for sale .....................            --                --                --
     Commercial, financial and agricultural ..               5                 5                 5
     Real estate .............................            --                   7                 6
     Consumer ................................               2                 3                 2
     Lease financing .........................               1                 1                 1
                                                 -------------     -------------     -------------
          Total ..............................               8                16                14
                                                 -------------     -------------     -------------
Net loan and lease charge-offs ...............             (26)              (30)              (20)
                                                 -------------     -------------     -------------
Balance at end of the period .................   $         200     $         204     $         206
                                                 =============     =============     =============
*Includes loans held for sale

Ratio of net charge-offs to
     average loans and leases ................             .25%              .25%              .23%

ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Average total deposits of $14,397 million for the first nine months of 2000 increased 2.8% compared to $14,012 million for the first nine months of 1999, with average demand deposits increasing 2.4%. Average savings and NOW deposits decreased .3% while average money market and super NOW deposits increased 13.5% during the first nine months of 2000, compared with the same period one year earlier. Average time deposits under $100,000 and foreign deposits for the first nine months of 2000 decreased 19.6% and 17.5% respectively, from the first nine months of 1999. Time deposits over $100,000 increased 2.7% for the first nine months of 2000 from the first nine months of 1999.

Total deposits increased 7.9% to $15,168 million on September 30, 2000 as compared to $14,062 million on December 31, 1999. Comparing September 30, 2000 to December 31, 1999, demand deposits, savings and money market deposits, and time deposits over $100,000 increased 7.9%, 7.1%, and 53.2%, respectively, while time deposits under $100,000 and foreign deposits decreased 8.9%, and 50.8%, respectively. The increase in time deposits over $100,000 results mainly from the Company issuing large negotiable time deposits through its institutional sales force in response to funding needs resulting from robust loan growth.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors and debt service requirements, as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 88.4% of total deposits on September 30, 2000 as compared to 90.8% on December 31, 1999 and 90.9% on September 30, 1999.

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

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity on September 30, 2000 was $1,716 million, an increase of 3.4% over the $1,660 million on December 31, 1999, and an increase of 11.3% over the $1,542 million on September 30, 1999. The ratio of average equity to average assets for the first nine months of 2000 was 7.64% as compared to 7.75% for the same period in 1999. On September 30, 2000, the Company's Tier I risk-based capital ratio was 8.35%, as compared to 8.64% on December 31, 1999 and 8.42% on September 30, 1999. On September 30, 2000 the Company's total risk-based capital ratio was 10.85%, as compared to 11.29% on December 31, 1999 and 11.16% on September 30, 1999. The Company's leverage ratio on September 30, 2000 and December 31, 1999 was 6.16%, and 6.08% on September 30, 1999.

Dividends declared per common share for the third quarter of 2000 of $.20 were the same as the second quarter of 2000 and decreased 31.0%, as compared to the $.29 declared for the third quarter of 1999. The common cash dividend payout of net income for the first nine months of 2000 before the impairment loss recognized on First Security Corporation common stock was 38.16%, as compared to 37.58% for the first nine months of 1999.

During the first nine months of 2000, the Company repurchased and retired 80,174 shares of its common stock at a cost of $3.9 million.

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

PART II. OTHER INFORMATION
         -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          Exhibit 27 Article 9 Financial Data Schedule

     b)   Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended September 30, 2000.


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




Dated November 13, 2000