Form 10-K
period 2000-12-31
ZIONS BANCORPORATION /UT/
filed 2001-04-02
CIK 109380

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2000
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NUMBER 0-2610


                              ZIONS BANCORPORATION
             (Exact name of Registrant as specified in its charter)



            UTAH                                          87-0227400
- ---------------------------------                     -------------------
  (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                     Identification No.)


    ONE SOUTH MAIN, SUITE 1380
      SALT LAKE CITY, UTAH                                  84111
- ----------------------------------------                  ----------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (801) 524-4787

Securities registered pursuant to Section 12(b) of the act:  None

Securities registered pursuant to Section 12(g) of the act:

                        Common Stock - without par value
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Aggregate Market Value of Common Stock Held by Nonaffiliates at
February 28, 2001 ...............................................$4,770,639,000

Number of Common Shares Outstanding at February 28, 2001......88,567,900 Shares

DOCUMENTS INCORPORATED BY REFERENCE:

PORTIONS OF 2000 ANNUAL REPORT TO SHAREHOLDERS - INCORPORATED INTO PARTS I, II
   AND IV

PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD APRIL 20, 2001
   - INCORPORATED INTO PARTS I, II AND III

                         FORM 10-K CROSS-REFERENCE INDEX


                                                                                              Page
                                                                        -----------------------------------------------
                                                                         Form           Annual            Proxy
                                                                         10-K           Report (1)        Statement (2)
                                                                        ------     -------------------    -------------
                                                         PART I
Item 1.  Business
          Description of Business ..............................        2-8        3-87                   --
          Statistical Disclosure:
           Distribution of Assets,
            Liabilities and Stockholder's Equity;
            Interest Rates and Interest Differential ...........        --         39, 42-44              --
           Investment Portfolio ................................        --         47-48, 62-63, 68-69    --
           Loan Portfolio ......................................        --         49-52, 63-64, 69-70    --
           Summary of Loan Loss Experience .....................        --         53-54, 64, 69-70       --
           Deposits ............................................        --         42-43, 50, 70          --
           Return on Equity and Assets .........................        --         *, 37, 40-41           --
           Short-Term Borrowings ...............................        --         71                     --
Item 2.  Properties ............................................        8          --                     --
Item 3.  Legal Proceedings .....................................        --         73                     --
Item 4.  Submission of Matters to a Vote of Security-
          Holders (in fourth quarter 2000) (3) .................        --         --                     --
         Executive Officers of the Registrant ..................        --         --                     6-7

                                                        PART II

Item 5.  Market for Registrant's Common Equity and
          Related Stockholder Matters ..........................        8-9        *, 77                  --
Item 6.  Selected Financial Data ...............................        --         *, 57                  --
Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations ........        --         37-57                  --
Item 7A. Quantitative and Qualitative Disclosures About
          Market Risk ..........................................        --         55-56                  --
Item 8.  Financial Statements and Supplementary Data ...........        --         58-87                  --
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure ...............        --         --                     23

                                                        PART III

Item 10. Directors and Executive Officers of the
          Registrant ...........................................        --         --                     2-3, 6-7
Item 11. Executive Compensation ................................        --         --                     4, 10-14
Item 12. Security Ownership of Certain Beneficial
          Owners and Management ................................        --         --                     8-9
Item 13. Certain Relationships and Related Transactions ........        --         --                     20

                                                        PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ..................................        9-12       58-87                  --

Signatures .....................................................        13         --                     --
- ----------------------------------------------------------------

(1) The 2000 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K.
(2) The Proxy Statement dated March 19, 2001 for the Annual Meeting of Shareholders, portions of which are incorporated by reference into this Form 10-K.
(3)  None.
*    Financial Highlights - inside front cover of 2000 Annual Report to
     Shareholders.

PART I

ITEM I. BUSINESS

DESCRIPTION OF BUSINESS

Zions Bancorporation is a financial holding company organized under the laws of Utah in 1955, and registered under the Bank Holding Company Act of 1956, as amended. Zions Bancorporation and Subsidiaries (the "Company") owns and operates six commercial banks with a total of 374 offices. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, Idaho, California, Nevada, Arizona, Colorado and Washington. On December 31, 2000 the Company had total assets of approximately $21.9 billion, loans of $14.4 billion, deposits of $15.1 billion and shareholders' equity of $1.8 billion. Active full-time equivalent employees totaled 6,915 at year-end 2000. For further information about the Company's industry segments see Business Segment Results and Note 20 of the Notes to Consolidated Financial Statements. All the Notes to the Financial Statements referred to in this Form 10-K are included in the Company's 2000 Annual Report to Shareholders incorporated by reference herein.

GROWTH

During 2000 the Company continued its pattern of expansion through the acquisition of quality community banking franchises. In July 2000, the Company acquired County Bank headquartered in Prescott, Arizona in a transaction accounted for as a pooling of interests. County Bank, with assets of approximately $247 million, was merged with and into the Company's National Bank of Arizona subsidiary. The Company also announced the following acquisitions during 2000 that are expected to close during 2001:

o In November 2000, the Company announced a definitive agreement to acquire Draper Bancorp headquartered in Draper, Utah, and its banking subsidiary, Draper Bank, in exchange for Company common stock. At December 31, 2000, Draper Bancorporation had total assets of approximately $242 million. This transaction was accounted for as a pooling of interests and closed in the first quarter of 2001.

o In December 2000, the Company announced a definitive agreement to acquire Eldorado Bancshares, Inc., headquartered in Laguna Hill, California, and its banking subsidiaries, Eldorado Bank and Antelope Valley Bank. As of December 31, 2000, Eldorado Bancshares, Inc. had total assets of approximately $1.3 billion. The transaction will be accounted for as a purchase and closed during the first quarter of 2001.

o In December 2000, the Company also announced a definitive agreement with Pacific Century Financial Corporation to purchase nine Arizona branches. The purchase will include approximately $225 million in loans, approximately $400 million in deposits and branch facilities, and is expected to close during the second quarter of 2001.

On June 6, 1999, the Company entered into a definitive Agreement and Plan of Merger (the "Agreement") with First Security Corporation. First Security Corporation's stockholders unilaterally approved an alternative structure for the transaction at a meeting held on March 22, 2000. In a special meeting of the shareholders held on March 31, 2000, the Company's shareholders declined to adopt the Agreement and the Company was notified the next day by First Security Corporation that it was terminating the Agreement.

In October 1999, the Company acquired Pioneer Bancorporation headquartered in Reno, Nevada, and its wholly-owned subsidiary Pioneer Citizens Bank of Nevada, in a transaction accounted for as a pooling of interests. Pioneer Citizens Bank of Nevada, with total assets of approximately $1 billion on September 30, 1999, was merged with and into Nevada State Bank. Also in October 1999, the Company completed the acquisition of Regency Bancorp headquartered in Fresno, California and its banking subsidiary Regency Bank, in a purchase transaction. On September 30, 1999 Regency Bank had total assets of approximately $230 million. Regency Bank was merged with and into the Company's California banking subsidiary, California Bank & Trust.

In 1998, the Company experienced unprecedented merger activity with the completion of 12 bank acquisitions in 3 states. The most significant acquisition during the year was the purchase of The Sumitomo Bank of California with total assets of approximately $4.5 billion. The Sumitomo Bank of California and First Pacific National Bank, also acquired during 1998, were merged with and into the Company's Grossmont Bank subsidiary which was renamed California Bank & Trust.

The Company also significantly expanded its operations in Colorado during 1998 building on the acquisition of Aspen Bancshares in 1997. Acquisitions in Colorado during 1998 included Vectra Banking Corporation located in Denver and eight small banks which expanded the Company's operations into the Colorado Springs area, Steamboat Springs and the San Luis Valley in Southern Colorado.

Another acquisition completed during 1998 was The Commerce Bank of Washington with total assets of approximately $318 million. The Commerce Bank of Washington is based in Seattle and focuses on serving the needs of small and medium-sized businesses in the Puget Sound area.

For further information about merger activities see Note 3 of the Notes to Consolidated Financial Statements.

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

In addition to these core businesses, the Company has built specialized lines of business in capital markets and public finance. The Company provides online trading through Zions Direct Online Brokerage (www.zionsdirect.com), the online brokerage arm of Zions Investment Securities, Inc., a member of the NASD and SIPC. Zions Direct offers free real-time quotes, free news, free access for reviewing personal portfolios, and inexpensive online trading of stocks, options, and over 6,000 mutual funds. Other services include estate planning, investment management, financial planning, registered investment advisor services, and retirement planning.

Electronic trading of U.S. Treasury and Agency issues is available through the Company on five electronic delivery platforms. Institutional investors with the Bloomberg system can access Zions at BBT (GO) and Zions (GO), or via the Internet at GovRate.com,TM OddLot.com, or MoneyLine.com. The Company's proprietary site, GovRate.com, also provides a search engine for municipal, corporate and agency securities. On average, the Company expedites over $2 billion in trades a day.

Zions Bank Capital Markets is one of only 26 primary U.S. Government securities dealers and the only primary dealer headquartered west of the Mississippi River. Its customer base is comprised of global institutions such as major corporations, banks, insurance companies, municipalities, and foreign central banks. As a primary dealer, Zions makes markets in U.S. Treasuries, Agencies, Municipals, Small Business Administration ("SBA") Pools, Mortgage-Backed/Asset-Backed Securities, and Repurchase Agreements. Zions also offers Liquid Asset Management, an investment service that enhances earnings on cash while maintaining liquidity. The Company's combined public finance operations constitute one of the largest municipal finance advisory firms in the country. For four consecutive years, the combined financial advisory business of the Company has ranked as one of the nation's top ten municipal finance advisors.

The Company is also a leader in U.S. Small Business Administration lending. Through Zions Small Business Finance Division, the Company provides SBA 7(a) loans to small businesses throughout the United States. According to the SBA, the Company ranked as the seventh largest provider of SBA-backed 7(a) loans in terms of number of loans approved for 2000. The Company's SBA 504 group works with Certified Development Companies and correspondent banks to provide the nation's largest source of financing for this loan program. The Company also owns approximately a 20 percent equity interest in the Federal Agricultural Mortgage Corporation ("Farmer Mac") and originates and sells qualified loans to Farmer Mac.

The Company remains recognized as a leader in providing trust solutions to the world of online commerce. The Company's Digital Signature Trust Co. ("DST") subsidiary won important contracts during the year, particularly in the federal government arena. In June, President Clinton signed into law - using a digital certificate provided by DST - the Electronic Signatures in Global and National Commerce Act, paving the way for the use of digital signatures and other electronic technologies to provide a legal substitute for written signatures in online commerce.

DST became the first vendor certified as operationally prepared to offer digital certificate services to the federal government under the General Services Administration's Access Certificates for Electronic Services ("ACES") program. DST has, to date, won the largest share of the contracts awarded under the ACES program, including contracts with the Environmental Protection Agency, the Federal Emergency Management Agency, the Department of Veterans Affairs, and a major contract with the Social Security Administration to implement online wage and tax reporting for the nation's employers. DST also won contracts from the states of Washington and Utah for state government initiatives and, in the private sector, DST was selected by VISA(R) as a provider of certificate services for the VISA Access smart card program. Together with the American Bankers Association, DST has introduced the TrustID(R) certificate, an inter-operable online identification and encryption product which is available to banks throughout the United States.

The Company has also partnered with NetVoyage Corporation to develop and introduce online safe deposit boxes to its customers. The Company expects to fill a growing need for online data storage, and believes that banks, with their heritage of trust and regulatory oversight, are well suited as long-term repositories for customers' electronic files.

OTHER NONBANKING SUBSIDIARIES

The Company conducts various other banking-related business activities through subsidiaries of Zions First National Bank and the Parent. Zions Credit Corporation, a subsidiary of Zions First National Bank, engages in lease origination and servicing operations. Zions Investment Securities, Inc., also a subsidiary of the Bank, provides discount investment brokerage services on a nonadvisory basis to both commercial and consumer customers. Personal investment officers employed by this discount brokerage subsidiary provide customers with a wide range of investment products, including municipal bond, mutual funds and tax-deferred annuities. Three venture capital companies owned by the Company provide early-stage capital, primarily for start-up companies located in the Western United States. Zions Life Insurance Company underwrites, as reinsurer, credit-related life and disability insurance. Zions Insurance Agency, Inc. operates an insurance brokerage business, which administers various credit-related insurance programs in the Company's subsidiaries and sells general lines of insurance. Zions Management Services Company provides administrative, data processing, and other services to other subsidiaries of the Company.

COMPETITION

Zions Bancorporation and its subsidiaries operate in a highly competitive environment due to the diverse financial services and products they offer. Competitors include not only other banks, thrift institutions, credit unions, and mutual funds, but also, insurance companies, finance companies, brokerage firms, securities dealers, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Most of these unregulated competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in many significant products. These competitive trends are likely to continue.

SUPERVISION AND REGULATION

Zions Bancorporation is a financial holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The BHC Act requires the prior approval of the Federal Reserve Board for a financial holding company to acquire or hold more than 5% voting interest in any bank, and restricts interstate banking activities. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that had not opted out by January 1, 1997.

The BHC Act restricts the Company's nonbanking activities to those, which are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. The Company's banking subsidiaries are subject to limitations with respect to transactions with affiliates.

The Federal Reserve Board has established risk-based capital guidelines for financial holding companies. The Comptroller of the Currency ("OCC"), the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve Board have also issued regulations establishing capital requirements for banks under federal law. Failure to meet capital requirements could subject the Company and its subsidiary banks to a variety of restrictions and enforcement remedies. See
Note 17 of the Notes to Consolidated Financial Statements for information regarding risk-based capital requirements.

The Company's banking subsidiaries are also subject to various requirements and restrictions in the laws of the United States and the states in which the banks operate. These include restrictions on the amount of loans to a borrower and its affiliates, the nature and amount of their investments, their ability to act as an underwriter of securities, the opening of branches and the acquisition of other banks or savings associations. The subsidiary banks are under the supervision of, and are subject to periodic examination by, the OCC or the respective state banking departments, and are subject to the rules and regulations of the OCC, the Board of Governors of the Federal Reserve System and the FDIC.

Dividends payable by the subsidiary banks to Zions Bancorporation are subject to various legal and regulatory restrictions. These restrictions and the amount available for the payment of dividends at year-end are summarized in Note 17 of the Notes to Consolidated Financial Statements.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 provides that a holding company's controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association.

The Federal Deposit Insurance Corporation Improvement Act of 1991 prescribes standards for safety and soundness of insured banks. These standards relate to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, as well as other operational and management standards deemed appropriate by the agencies.

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

The enactment of the Graham-Leach-Bliley Act of 1999 (the "GLB Act") represented a pivitol point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company's separately regulated subsidiaries is conducted by their primary functional regulator. The GLB Act requires "satisfactory" or higher CRA compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. The Company, including its subsidiaries, is also subject to certain state laws that deal with the use and distribution of non-public personal information.

During 2000, the Securities and Exchange Commission issued Regulation FD which established affirmative disclosure requirements on public corporations such that material nonpublic information must be widely, rather than selectively disseminated. Regulation FD is based on the premise that full and fair disclosure is the cornerstone of an efficient market system. The Company is subject to Regulation FD. Through Regulation FD, the Securities and Exchange Commission seeks to encourage broad public disclosure in order to increase investor confidence in the integrity of the capital markets.

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

EMPLOYEES

At December 31, 2000, the Company employed approximately 6,915 full-time equivalent personnel with approximately 5,858 employed by the banking subsidiaries. The Company had 6,833 full-time equivalent employees at December 31, 1999, compared to 7,099 at December 31, 1998. The Company believes that it enjoys good employee relations. In addition to competitive salaries and wages, the Company contributes to group medical plans, group insurance plans, pension, and stock ownership plans.

ITEM 2. PROPERTIES

Zions First National Bank operates 143 branches, of which 71 are owned by the Company and 72 are on leased premises. California Bank & Trust owns 15 of their 75 branches and leases the remaining 60 branch premises. Nevada State Bank operates 60 branches, of which 11 are owned and 49 are on leased premises. In Arizona, 21 of 41 branches are owned and the remaining 20 branches are on leased premises. For Vectra Bank Colorado, 32 of 54 branches are owned and the remaining 22 branches are on leased premises. In Washington, The Commerce Bank of Washington operates 1 branch on leased premises. The annual rentals under long-term leases for such banking premises are determined under various formulas and factors, including operating costs, maintenance and taxes. The Company's subsidiaries conduct lease financing, insurance, and discount brokerage activities from leased premises.

For information regarding rental payments, see Note 12 of the Notes to Consolidated Financial Statements.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Principal market where the Company's common stock is traded:

Nasdaq:  ZION

High and low quarterly stock prices:

                             2000                        1999
                     -------------------         ------------------
                      HIGH          LOW           HIGH          LOW
                     ------       ------         ------       ------
1st Quarter          $59.75       $36.44         $68.31       $57.00
2nd Quarter           48.63        39.94          75.88        54.09
3rd Quarter           51.75        41.06          64.41        49.00
4th Quarter           62.75        46.81          67.56        53.19

As of February 28, 2001, there were 6,537 common shareholders of the Company's stock.

Frequency and amount of dividends paid during the last two years:

               1st           2nd          3rd          4th
               Qtr           Qtr          Qtr          Qtr
              -----         -----        -----        -----
2000          $.29          $.20         $.20         $.20
1999          $.14          $.29         $.29         None


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules, and Exhibits:

     (1) The following consolidated financial statements of the Company, included in the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference in Item 8:

          Consolidated balance sheets - December 31, 2000 and 1999

          Consolidated statements of income - Years ended December 31, 2000, 1999, and 1998

          Consolidated statements of cash flows - Years ended December 31, 2000, 1999, and 1998

          Consolidated statements of changes in shareholders' equity and comprehensive income - Years ended December 31, 2000, 1999 and 1998

          Notes to consolidated financial statements

     (2) All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

     (3)  List of exhibits:

     Exhibit
     Number   Description
     -------  -----------

     3.1      Restated Articles of Incorporation of Zions Bancorporation      *
              dated November 8, 1993, incorporated by reference to Exhibit
              3.1 of Form S-4 filed on November 22, 1993.

     3.2      Restated Bylaws of Zions Bancorporation, dated January 19,      *
              2001, incorporated by Reference to Exhibit 3.4 of Form S-4 filed February 5, 2001.

     3.3      Articles of Amendment to the Restated Articles of               *
              Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 1997.

     3.4      Articles of Amendment to the Restated Articles of               *
              Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3 of Form 10-Q for the quarter ended June 30, 1998.

     4        Shareholder Protection Rights Agreement, dated September 27,    *
              1996, incorporated by reference to Exhibit 1 of Form 8-K filed October 12, 1996.

     10.1     Amended and Restated Zions Bancorporation Pension Plan,         *
              incorporated by reference to Exhibit 10.1 of Form 10-K for the year ended December 31, 1994.

     10.2     Amendment to Zions Bancorporation Pension Plan effective        *
              December 1, 1994, incorporated by reference to Exhibit 10.2 of Form 10-K for the year ended December 31, 1994.

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

     10.5 Amendment No. 1 to Zions Bancorporation Key Employee Incentive * Stock Option Plan dated April 27, 1990, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended
              June 30, 1995.

     10.6 Amendment No. 2 to Zions Bancorporation Key Employee Incentive * Stock Option Plan dated April 28, 1995, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended
              June 30, 1995.

     10.7 Amendment No. 3 to Zions Bancorporation Key Employee Incentive * Stock Option Plan dated April 24, 1998, incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended
              June 30, 1998.

     10.8 Zions Bancorporation Deferred Compensation Plan for Directors, * as amended May 1, 1991, incorporated by reference to Exhibit
              19 of Form 10-K for the year ended December 31, 1991.

     10.9     Zions Bancorporation Senior Management Value Sharing Plan,      *
              Award Period 1997-2000, incorporated by reference to Exhibit
              10.16 of Form 10-K for the year ended December 31, 1997.

     10.10    Zions Bancorporation Senior Management Value Sharing Plan,      *
              Award Period 1998-2001, incorporated by reference to Exhibit
              10.23 of Form 10-K for the year ended December 31, 1998.

     10.11    Zions Bancorporation Executive Management Pension Plan,         *
              incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 1994.

     10.12 Employment Agreement between Zions Bancorporation and Mr. John * Gisi, incorporated by reference to Exhibit 10.13 of Form
              10-K for the year ended December 31, 1995.

     10.13    Zions Bancorporation Non-Employee Directors Stock Option Plan   *
              dated April 26, 1996, incorporated by reference to Exhibit
              10 of Form 10-Q for the quarter ended June 30, 1996.

     10.14    Zions Bancorporation Pension Plan amended and restated          *
              effective April 1, 1997, incorporated by reference to
              Exhibit 10 of Form 10-Q for the quarter ended March 31, 1997.

     10.15    Zions Bancorporation 1998 Non-Qualified Stock Option and        *
              Incentive Plan incorporated by reference to Exhibit 4.7 of Form S-8 filed October 5, 1999.

     10.16    Stock Option Agreement between Zions Bancorporation and W.      *
              David Hemingway dated April 13, 1983, incorporated by reference to Exhibit 4.8 of Form S-8 filed March 10, 1999.

     10.17    Amended Stock Option Agreement between Zions Bancorporation     *
              and W. David Hemingway dated January 31, 1991, incorporated by reference to Exhibit 4.9 of Form S-8 Filed March 10, 1999.

     10.18    Shareholder Agreement, dated October 1, 1998, among Zions       *
              Bancorporation, The Robert G. Sarver Separate Property Trust dated September 29, 1997 and CBT Holdings, incorporated by reference to Exhibit 10.1 of Form 8-K filed October 14, 1998.

     10.19    Loan Agreement, dated October 1, 1998, between Zions            *
              Bancorporation and The Robert G. Sarver Separate Property
              Trust dated September 29, 1997, incorporated by reference to
              Exhibit 10.2 of Form 8-K filed October 14, 1998.

     10.20 Employment Agreement, dated October 1, 1998, between Grossmont * Bank and Robert Sarver, incorporated by reference to Exhibit
              10.3 of Form 8-K filed October 14, 1998.

     10.21    Promissory Note, dated October 1, 1998, by The Robert G.        *
              Sarver Separate Property Trust dated September 29, 1997 in favor of Zions Bancorporation, incorporated by reference to
              Exhibit 10.4 of Form 8-K filed October 14, 1998.

     10.22 Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1999-2002 (filed).

     10.23 Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2000-2003 (filed).

     10.24 Zions Bancorporation Deferred Compensation Plan effective January 1, 2001 (filed).

     10.25 Zions Bancorporation Deferred Compensation Plan Trust Agreement (filed).

     13       2000 Annual Report to Shareholders, Pages 1 through 87
              (filed).

     21       List of Subsidiaries of Zions Bancorporation (filed).

     23.1     Consent of Ernst & Young LLP, independent auditors (filed).

     23.2     Consent of KPMG LLP, independent auditors (filed).

     23.3     Report of KPMG LLP, independent auditors (filed).

     *        incorporated by reference

     (b) Zions Bancorporation filed the following reports on Form 8-K during the quarter ended December 31, 2000;

          (1) Filed November 27, 2000 (Item 5), containing a copy of the press release, dated November 20, 2000, concerning a proposed merger with Draper Bancorp. The filing contains a copy of the letter sent November 27, 2000 to Draper Bancorp's shareholders notifying them of the transaction.

          (2) Filed December 15, 2000 (Item 5), containing a copy of the press release, dated December 14, 2000, concerning a proposed merger with Eldorado Bancshares, Inc.

     (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

     (d)  Financial Statement Schedules - None, see previous discussion under
          Item 14, (a) (2).

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


April 2, 2001                                        ZIONS BANCORPORATION

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

                                  April 2, 2001


/s/ Harris H. Simmons                     /s/ Dale M. Gibbons
- ------------------------------------      --------------------------------------
HARRIS H. SIMMONS, President, Chief       Dale M. Gibbons, Executive Vice
Executive Officer and Director            President, Chief Financial Officer and
                                          Secretary

/s/ Roy W. Simmons                        /s/ Nolan Bellon
- ------------------------------------      --------------------------------------
ROY W. SIMMONS, Chairman and Director     NOLAN BELLON, Controller


/s/ Jerry C. Atkin                        /s/ Robert G. Sarver
- -------------------------------------     --------------------------------------
JERRY C. ATKIN, Director                  ROBERT G. SARVER, Director


/s/ Grant R. Caldwell                     /s/ L.E. Simmons
- ------------------------------------      --------------------------------------
GRANT R. CALDWELL, Director               L.E. SIMMONS, Director


/s/ R.D. Cash                             /s/ Shelley Thomas
- ------------------------------------      --------------------------------------
R. D. CASH, Director                      SHELLEY THOMAS, Director


/s/ Richard H. Madsen                     /s/ I.J. Wagner
- ------------------------------------      --------------------------------------
RICHARD H. MADSEN, Director               I.J. WAGNER, Director


/s/ Roger B. Porter
- ------------------------------------
ROGER B. PORTER, Director