Form 10-Q
period 2001-03-31
ZIONS BANCORPORATION /UT/
filed 2001-05-15
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 0-2610

ZIONS BANCORPORATION

(Exact name of Registrant as specified in its charter)

UTAH (State or other jurisdiction of incorporation or organization)	87-0227400 (I.R.S. Employer Identification Number)
ONE SOUTH MAIN, SUITE 1380 SALT LAKE CITY, UTAH (Address of principal executive offices)	84111 (Zip Code)

Registrant's telephone number, including area code: (801) 524-4787

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X    No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at May 1, 2001           92,130,795 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

INDEX

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements (Unaudited)

                              Consolidated Balance Sheets
                              Consolidated Statements of Operations
                              Consolidated Statements of Cash Flows
                              Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
                              Notes to Consolidated Financial Statements

          ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

          ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

PART II.   OTHER INFORMATION

          ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                       March 31,    December 31,      March 31,
(In thousands, except share amounts)                                     2001           2000            2000
                                                                     ------------   ------------    ------------
                                                                     (Unaudited)                    (Unaudited)
ASSETS
Cash and due from banks ..........................................   $  1,061,125   $  1,047,252    $    929,763
Money market investments:
   Interest-bearing deposits .....................................          1,068         21,237          18,019
   Federal funds sold ............................................        329,028         50,426         185,937
   Security resell agreements ....................................        706,106        456,404         582,730
Investment securities:
   Held to maturity, at cost (approximate market
     value $51,559, $3,152,740, and $3,251,145) ..................         51,559      3,125,433       3,294,839
   Available for sale, at market (includes $143,341 at March 31,
     2001 and $151,424 at December 31, 2000 pledged to creditors).      3,374,519        782,466         641,846
   Trading account, at market (includes $232,811 at March 31, 2001
      and $15,096 at December 31, 2000 pledged to creditors) .....        326,324        280,410         396,767
                                                                     ------------   ------------    ------------
                                                                        3,752,402      4,188,309       4,333,452
Loans:
   Loans held for sale ...........................................        210,654        181,159         179,332
   Loans, leases and other receivables ...........................     15,359,827     14,276,999      13,003,980
                                                                     ------------   ------------    ------------
                                                                       15,570,481     14,458,158      13,183,312
   Less:
      Unearned income and fees, net of related costs .............         83,793         80,125          58,947
      Allowance for loan losses ..................................        221,245        195,535         200,065
                                                                     ------------   ------------    ------------
         Net loans ...............................................     15,265,443     14,182,498      12,924,300

Premises and equipment, net ......................................        338,048        314,938         290,752
Goodwill .........................................................        670,571        571,365         575,935
Core deposit intangibles .........................................         92,823         70,075          80,995
Other real estate owned ..........................................          8,963          9,574           7,508
Other assets .....................................................      1,322,602      1,027,365       1,067,166
                                                                     ------------   ------------    ------------
                                                                     $ 23,548,179   $ 21,939,443    $ 20,996,557
                                                                     ============   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand ....................................   $  4,140,122   $  3,585,672    $  3,426,885
   Interest-bearing:
      Savings and money market ...................................      8,945,391      8,270,122       7,982,643
      Time under $100,000 ........................................      1,890,130      1,628,890       1,748,093
      Time over $100,000 .........................................      1,774,215      1,448,905       1,283,157
      Foreign ....................................................         95,142        136,394         143,998
                                                                     ------------   ------------    ------------
                                                                       16,845,000     15,069,983      14,584,776

 Securities sold, not yet purchased ..............................        233,758        291,102         257,605
 Federal funds purchased .........................................        686,785      1,069,124         952,471
 Security repurchase agreements ..................................      1,587,643      1,327,721       1,481,892
 Accrued liabilities .............................................        678,442        310,287         399,027
 Commercial paper ................................................        296,154        198,239         305,618
 Federal Home Loan Bank advances and other borrowings:
    Less than one year ...........................................        438,228      1,290,960         801,574
    Over one year ................................................        163,661        143,776         150,201
 Long-term debt ..................................................        448,843        419,550         437,647
                                                                     ------------   ------------    ------------
    Total liabilities ............................................     21,378,514     20,120,742      19,370,811
                                                                     ------------   ------------    ------------
Minority interest ................................................         53,611         39,857          40,079

Shareholders' equity:
   Capital stock:
      Preferred stock, without par value; authorized
         3,000,000 shares; issued and outstanding, none ..........           --             --              --
      Common stock, without par value; authorized 350,000,000
         shares; issued and outstanding 92,060,315,
         87,100,188, and 85,694,426 shares .......................      1,111,202        907,604         888,725
   Accumulated other comprehensive income (loss) .................         57,985         (3,644)        (25,500)
   Retained earnings .............................................        946,867        874,884         722,442
                                                                     ------------   ------------    ------------
   Total shareholders' equity ....................................      2,116,054      1,778,844       1,585,667
                                                                     ------------   ------------    ------------
                                                                     $ 23,548,179   $ 21,939,443    $ 20,996,557
                                                                     ============   ============    ============
ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                      Three Months Ended
(In thousands, except per share amounts)                                   March 31,
                                                                  ---------------------------
                                                                      2001           2000
                                                                  ------------   ------------
Interest income:
   Interest and fees on loans .................................   $   321,572    $   280,384
   Interest on loans held for sale ............................         3,084          3,319
   Lease financing ............................................         5,020          4,212
   Interest on money market investments .......................        10,214         20,089
   Interest on securities:
      Held to maturity - taxable ..............................           985         48,742
      Held to maturity - nontaxable ...........................          --            4,013
      Available for sale - taxable ............................        48,976          8,562
      Available for sale - nontaxable .........................         6,064          1,278
      Trading account .........................................        10,998          8,956
                                                                  ------------   ------------
   Total interest income ......................................       406,913        379,555
                                                                  ------------   ------------

Interest expense:
   Interest on savings and money market deposits ..............        77,055         74,896
   Interest on time and foreign deposits ......................        46,530         39,096
   Interest on borrowed funds .................................        67,491         74,571
                                                                  ------------   ------------
   Total interest expense .....................................       191,076        188,563
                                                                  ------------   ------------

      Net interest income .....................................       215,837        190,992
Provision for loan losses .....................................        12,772          5,248
                                                                  ------------   ------------
      Net interest income after provision for loan losses .....       203,065        185,744
                                                                  ------------   ------------
Noninterest income:
   Service charges on deposit accounts ........................        22,080         19,049
   Other service charges, commissions and fees ................        18,262         15,839
   Trust income ...............................................         4,775          4,487
   Investment securities gains (losses), net ..................        (8,882)         1,135
   Impairment loss on First Security Corporation common stock .          --          (96,911)
   Underwriting and trading income ............................         5,637          3,347
   Loan sales and servicing income ............................        19,595          9,824
   Other ......................................................        50,302          6,919
                                                                  ------------   ------------
      Total noninterest income ................................       111,769        (36,311)
                                                                  ------------   ------------

Noninterest expense:
   Salaries and employee benefits .............................       107,115         81,137
   Occupancy, net .............................................        14,567         12,219
   Furniture and equipment ....................................        14,256         12,768
   Other real estate expense ..................................           182            299
   Legal and professional services ............................         7,615          4,990
   Supplies ...................................................         2,919          2,506
   Postage ....................................................         3,108          3,042
   Advertising ................................................         5,869          4,564
   Merger related expense .....................................         2,537         41,543
   FDIC premiums ..............................................           735            867
   Amortization of goodwill ...................................         7,051          6,414
   Amortization of core deposit intangibles ...................         2,566          2,876
   Other ......................................................        34,879         27,087
                                                                  ------------   ------------
      Total noninterest expense ...............................       203,399        200,312
                                                                  ------------   ------------

      Income (loss) before income taxes (benefit) .............       111,435        (50,879)
Income taxes (benefit) ........................................        41,138        (21,955)
                                                                  ------------   ------------
      Income (loss) before minority interest and cumulative
        effect of change in accounting principle ..............        70,297        (28,924)
Minority interest .............................................        (1,604)          (432)
                                                                  ------------   ------------
      Income (loss) before cumulative effect of change
        in accounting principle ...............................        71,901        (28,492)
Cumulative effect of change in accounting principle,
  adoption of FASB Statement No. 133, net of
  income tax benefit of $4,521 ................................        (7,159)          --
                                                                  ------------   ------------
      Net income (loss) .......................................   $    64,742    $   (28,492)
                                                                  ============   ============

Weighted average common and common equivalent
  shares outstanding during the period
      Basic ...................................................        88,247         85,642
      Diluted .................................................        89,495         86,459

Net income (loss) per common share:
   Income (loss) before cumulative effect of change in
     accounting principle:
      Basic ...................................................   $      0.81    $     (0.33)
      Diluted .................................................          0.80          (0.33)
   Cumulative effect of change in accounting principle,
     adoption of FASB Statement No. 133:
      Basic ...................................................         (0.08)          --
      Diluted .................................................         (0.08)          --
                                                                  ------------   ------------
Net income (loss):
      Basic ...................................................   $      0.73    $     (0.33)
      Diluted .................................................          0.72          (0.33)
ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          Three Months Ended
(In thousands)                                                                  March 31,
                                                                    -------------------------------
                                                                         2001             2000
                                                                    --------------   --------------
Cash flows from operating activities:
    Net income (loss) ...........................................   $      64,742    $     (28,492)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Cumulative effect of change in accounting
          principle, adoption of FASB Statement No. 133..........           7,159             --
       Provision for loan losses ................................          12,772            5,248
       Depreciation of premises and equipment ...................          13,034           11,368
       Amortization .............................................          11,861           12,084
       Accretion of unearned income and fees, net of
          related costs .........................................          (3,401)          (3,533)
       Loss to minority interest ................................          (1,604)            (432)
       Proceeds from sales of trading account securities ........      46,172,562       52,382,348
       Increase in trading account securities ...................     (46,214,852)     (52,451,270)
       Investment securities (gain) loss, net ...................           8,882           (1,135)
       Impairment loss on First Security Corporation
          common stock ..........................................            --             96,911
       Proceeds from loans held for sale ........................         109,341          192,732
       Increase in loans held for sale ..........................        (138,836)        (167,326)
       Net gain on sales of loans, leases and other assets ......         (13,057)          (7,964)
       Change in accrued income taxes ...........................          16,220           21,933
       Change in accrued interest receivable ....................           5,214          (17,332)
       Change in accrued interest payable .......................         (10,634)           3,018
       Other, net ...............................................         114,900          (30,758)
                                                                    --------------   --------------
          Net cash provided by operating activities .............         154,303           17,400
                                                                    --------------   --------------
Cash flows from investing activities:
    Net increase in money market investments ....................        (427,235)        (261,517)
    Proceeds from maturities of investment securities
       held to maturity .........................................             796           94,334
    Purchases of investment securities held to maturity .........            --            (60,585)
    Proceeds from sales of investment securities
       available for sale .......................................       1,132,567           84,344
    Proceeds from maturities of investment securities
       available for sale .......................................         867,341           27,504
    Purchases of investment securities available for sale .......      (1,134,118)        (111,957)
    Proceeds from sales of loans and leases .....................         223,801          137,702
    Net increase in loans and leases ............................        (390,453)        (497,752)
    Payments on leverage leases .................................          (4,870)          (4,943)
    Principal collections on leveraged leases ...................           4,870            4,943
    Proceeds from sales of premises and equipment ...............             279            1,892
    Purchases of premises and equipment .........................         (21,808)         (16,539)
    Proceeds from sales of other assets .........................           2,273            4,216
    Cash received for acquisitions, net of cash paid ............          92,329             --
                                                                    --------------   --------------
          Net cash provided by (used in) investing activities ...         345,772         (598,358)
                                                                    --------------   --------------
Cash flows from financing activities:
    Net increase in deposits ....................................         512,904          522,837
    Net change in short-term funds borrowed .....................        (984,415)          92,785
    Proceeds from FHLB advances over one year ...................            --            100,000
    Payments on FHLB advances over one year .....................            (745)         (62,421)
    Proceeds from issuance of long-term debt ....................           1,914             --
    Payments on long-term debt ..................................            (278)         (15,824)
    Proceeds from issuance of common stock ......................           2,876            3,687
    Payments to redeem common stock .............................            --             (3,812)
    Dividends paid ..............................................         (18,458)         (24,831)
                                                                    --------------   --------------
          Net cash provided by (used in) financing activities ...        (486,202)         612,421
                                                                    --------------   --------------
Net increase in cash and due from banks .........................          13,873           31,463
Cash and due from banks at beginning of period ..................       1,047,252          898,300
                                                                    --------------   --------------
Cash and due from banks at end of period ........................   $   1,061,125    $     929,763
                                                                    ==============   ==============
Supplemental disclosures of cash flow information:
Cash paid for:
    Interest                                                        $     198,621    $     185,685
    Income taxes                                                           11,861                4
Loans transferred to other real estate owned                                  601            1,803
ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
                                                                         Three Months Ended March 31, 2001
                                                 -------------------------------------------------------------------------------
                                                                   Accumulated Other Comprehensive
                                                                             Income (Loss)
                                                               ---------------------------------------
                                                                                Net
                                                                   Net       Unrealized
                                                               Unrealized      Gains on                                 Total
                                                   Common     Gains (Losses) Derivative                  Retained   Shareholders'
(In thousands)                                      Stock     on Investments Instruments    Subtotal     Earnings      Equity
                                                 -----------   -----------   -----------   -----------  -----------  -----------
Balance, January 1, 2001 ....................... $   907,604   $    (3,644)                $    (3,644) $   874,884  $ 1,778,844
Comprehensive income:
   Net income for the period ...................                                                             64,742       64,742
   Other comprehensive income:
      Net realized and unrealized holding gains
        during the period, net of income tax
        expense of $6,536 ......................                    10,551                      10,551
      Reclassification for net realized losses
        recorded in operations, net of income tax
        benefit of $3,398 ......................                     5,484                       5,484
      Change in net unrealized gains on
        derivative instruments, net of re-
        classification to operations and income tax
        expense of $6,857 ......................                                  11,069        11,069
      Cumulative effect of change in accounting
        principle, adoption of FASB Statement
        No. 133, net of income tax expense of
        $21,245 ................................                    13,259        21,266        34,525
                                                               -----------   -----------   -----------
      Other comprehensive income ...............                    29,294        32,335        61,629                    61,629
                                                                                                                     -----------
   Total comprehensive income ..................                                                                         126,371
Cash dividends--common, $.20 per share .........                                                            (18,458)     (18,458)
Issuance of common shares for acquisitions .....     199,680                                                 25,699      225,379
Stock options exercised, net of shares tendered
   and retired .................................       3,918                                                               3,918
                                                 -----------   -----------   -----------   -----------  -----------  -----------
Balance, March 31, 2001 ........................ $ 1,111,202   $    25,650   $    32,335   $    57,985  $   946,867  $ 2,116,054
                                                 ===========   ===========   ===========   ===========  ===========  ===========

                                                                         Three Months Ended March 31, 2000
                                                 -------------------------------------------------------------------------------
                                                                   Accumulated Other Comprehensive
                                                                             Income (Loss)
                                                               ---------------------------------------
                                                                   Net
                                                               Unrealized                                               Total
                                                   Common     Gains (Losses)                             Retained   Shareholders'
(In thousands)                                      Stock     on Investments                Subtotal     Earnings      Equity
                                                 -----------   -----------                 -----------  -----------  -----------
Balance, January 1, 2000 ....................... $   888,231   $    (4,158)                $    (4,158) $   775,765  $ 1,659,838
Comprehensive loss:
   Net loss for the period .....................                                                            (28,492)     (28,492)
   Other comprehensive income (loss):
      Net realized and unrealized holding
        losses during the period, net of income tax
        benefit of $49,854 .....................                   (80,484)                    (80,484)
      Reclassification for net realized losses
        recorded in operations, net of income tax
        benefit of $36,634 .....................                    59,142                      59,142
                                                               -----------                 -----------
      Other comprehensive loss .................                   (21,342)                    (21,342)                  (21,342)
                                                                                                                     -----------
   Total comprehensive loss ....................                                                                         (49,834)
Cash dividends--common, $.29 per share .........                                                            (24,831)     (24,831)
Stock redeemed and retired .....................      (3,812)                                                             (3,812)
Stock options exercised, net of shares tendered
   and retired .................................       4,306                                                               4,306
                                                 -----------   -----------                -----------   -----------  -----------
Balance, March 31, 2000 ........................ $   888,725   $   (25,500)                $   (25,500) $   722,442  $ 1,585,667
                                                 ===========   ===========                ===========   ===========  ===========
ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2001

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

MERGERS AND ACQUISITIONS

In January 2001, the Company completed its acquisition of Draper Bancorp headquartered in Draper, Utah and its banking subsidiary, Draper Bank, in exchange for approximately 1.4 million shares of the Company’s common stock. Draper Bancorp had assets of approximately $242 million and total shareholders’ equity of approximately $26 million. The transaction was accounted for as a pooling of interests and was not considered material to the historical results of the Company and, accordingly, the Company’s financial statements were not restated.

On March 30, 2001, the Company completed its acquisition of Eldorado Bancshares, Inc. (“Eldorado”) headquartered in Laguna Hills, California, and its banking subsidiaries, Eldorado Bank and Antelope Valley Bank. The acquisition was accounted for using the purchase method of accounting and, accordingly the results of the acquisition will be included in periods subsequent to the acquisition date. The Company issued approximately 3.3 million shares of common stock for the acquisition. Eldorado had total assets of approximately $1.3 billion and total shareholders’ equity of approximately $129 million on the acquisition date. Goodwill of approximately $89 million was recorded in the first quarter of 2001. However, this amount is subject to change once final acquisition amounts are determined.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133, as amended by Statement Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

As required by the Statement, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under Statement No. 133. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged transaction related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings. On January 1, 2001, all hedging relationships were designated anew by the Company in accordance with the provisions of the Statement.

The Company's objective in using derivatives is to add stability to interest income or expense and/or to modify the duration of specific assets or liabilities, as considered necessary by the Company, to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. During the first quarter ended March 31, 2001, such derivatives were used to hedge the variable cash flows associated with designated commercial loans. No derivatives presently are used as fair value hedges or to hedge investments in foreign operations.

Interest rate swap agreements designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. Basis swap agreements designated as cash flow hedges are used in conjunction with certain interest rate swaps and are used to convert the variable rate paid on an interest rate swap to match the variable rate received from a loan. Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of Statement No. 133.

The adoption of Statement No. 133 resulted in transition adjustments presented as a cumulative effect of change in accounting principle in the statement of operations and in the statement of shareholders’ equity and comprehensive income (loss). The transition adjustments relate to recording the fair value of derivatives on the balance sheet, and to the effect of transferring certain held-to-maturity investments to either the trading or available-for-sale categories, as allowed by the Statement’s transition provisions.

In the statement of operations, the transition adjustments resulted in a reduction to net income of $7.2 million, consisting of $.3 million, net of tax benefit of $.2 million, to record the fair value of derivatives on the balance sheet, and $6.9 million, net of tax benefit of $4.3 million, to reclassify certain investment securities. In the statement of shareholders’ equity and comprehensive income (loss), the transition adjustments resulted in an increase to accumulated other comprehensive income of $34.5 million, consisting of $21.3 million, net of tax expense of $13.2 million, to record the fair value of derivatives on the balance sheet, and $13.2 million, net of tax expense of $8.0 million, to reclassify certain investment securities.

At March 31, 2001, derivatives with a fair value of $63.0 million were included in other assets and derivatives with a fair value of $4.6 million were included in accrued liabilities. The change in net unrealized gains or losses during the first quarter, for the Company’s derivatives designated as cash flow hedges, is separately reflected in the statement of shareholders’ equity and comprehensive income (loss). The change in unrealized gains or losses on derivatives not designated as hedges is included in other income.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable rate loans. Of the $15.5 million estimated to be reclassified during calendar year 2001, $1.4 million was reclassified during the first quarter. No hedge ineffectiveness was recognized during the first quarter.

ASSET SECURITIZATIONS

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, the Company adopted the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as of December 31, 2000.

The disclosures made in the 2000 Annual Report to comply with Statement No. 140 included key economic assumptions for measuring the retained interests from securitizations. During the first quarter ended March 31, 2001, the Company changed certain of these assumptions to respond to changing market conditions. Principal among these was the change to the rate used to discount residual cash flows from 12 to 15 percent. The effect of this change was to reduce pre-tax income by approximately $4 million during the first quarter.

Other provisions of Statement No. 140 related to the transfer and servicing of financial assets and extinguishments of liabilities are effective for the Company for transactions occurring after March 31, 2001. As previously disclosed, based on the Company’s current position with respect to securitization transactions, including any planned revisions to existing agreements, management does not believe the new guidance will materially impact the Company’s results of operations, financial position, or liquidity.

OPERATING SEGMENT INFORMATION

The Company manages its operations and prepares management reports with a primary focus on geographical area. All segments presented, except for the segment defined as “other,” are based on commercial banking operations. Zions First National Bank and subsidiaries operates 125 branches in Utah and 21 in Idaho. California Bank & Trust operates 100 branches in Northern and Southern California. Nevada State Bank and subsidiaries operates 60 offices in Nevada. National Bank of Arizona operates 41 branches in Arizona. Vectra Bank Colorado operates 53 branches in Colorado and one branch in New Mexico. The Commerce Bank of Washington operates one branch in the state of Washington. The operating segment defined as “other” includes the parent company, smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated usage of those services.

The following table presents selected operating segment information for the three months ended March 31, 2001 and March 31, 2000:

                                              ZIONS FIRST
                                             NATIONAL BANK       CALIFORNIA BANK    NEVADA STATE BANK       NATIONAL BANK
                                            AND SUBSIDIARIES        & TRUST          AND SUBSIDIARIES        OF ARIZONA
                                           ------------------  ------------------  -------------------   ---------------------
(In millions)                                2001      2000      2001      2000      2001       2000       2001         2000
                                           --------  --------  --------  --------  --------   --------   ---------   ---------
CONDENSED INCOME STATEMENT
Net interest income ...................... $   69.3  $   53.7  $   71.3  $   70.8  $   27.7   $   25.3   $    24.2   $    20.4
Provision for loan losses ................      5.7       0.2       0.8      --         2.5        3.0         0.6         0.7
Noninterest income .......................     64.4      33.0      33.1       9.9       6.3        6.4         3.6         3.3
Merger expense and amortization of
   goodwill and core deposit intangibles .      1.9       3.7       5.1       9.4       0.4        4.5         0.5         0.4
Other noninterest expense ................     67.3      51.9      52.7      47.0      19.9       17.5        14.4        11.2
Income tax expense (benefit) .............     19.9       9.1      19.8      11.2       3.8        2.2         4.9         4.5
Minority interest ........................     (0.7)     (1.1)     --        --        --         --          --          --
Cumulative effect - adoption of FASB 133 .     (5.3)     --        (1.3)     --        (0.6)      --          --          --
                                           --------  --------  --------  --------  --------   --------   ---------   ---------
   Net income (loss) ..................... $   34.3  $   22.9  $   24.7  $   13.1  $    6.8   $    4.5   $     7.4   $     6.9
                                           ========  ========  ========  ========  ========   ========   =========   =========

AVERAGE BALANCE SHEET DATA
Total assets ............................. $  8,765  $  8,272  $  6,740  $  6,561  $  2,347   $  2,319   $   1,946   $   1,609
Net loans and leases .....................    5,113     4,132     4,837     4,580     1,377      1,357       1,498       1,229
Total deposits ...........................    4,228     4,016     5,564     5,396     2,009      1,931       1,623       1,232

                                               VECTRA BANK     THE COMMERCE BANK                              CONSOLIDATED
                                                COLORADO         OF WASHINGTON            OTHER                 COMPANY
                                           ------------------  ------------------  -------------------   ---------------------
(In millions)                                2001      2000      2001      2000      2001       2000       2001         2000
                                           --------  --------  --------  --------  --------   --------   ---------   ---------
CONDENSED INCOME STATEMENT
Net interest income ...................... $   21.6  $   21.9  $    5.4  $    4.7  $   (3.7)  $   (5.8)  $   215.8   $   191.0
Provision for loan losses ................      3.0       1.1       0.2       0.2      --         --          12.8         5.2
Noninterest income .......................      5.7       4.1       0.4       0.3      (1.7)     (93.3)      111.8       (36.3)
Merger expense and amortization of
   goodwill and core deposit intangibles .      3.2       3.7      --        --         1.1       29.1        12.2        50.8
Other noninterest expense ................     18.9      17.6       2.4       2.2      15.6        2.1       191.2       149.5
Income tax expense (benefit) .............      1.6       2.1       1.1       0.9     (10.0)     (51.9)       41.1       (21.9)
Minority interest ........................     --        --        --        --        (0.9)       0.7        (1.6)       (0.4)
Cumulative effect - adoption of FASB 133 .     --        --        --        --        --         --          (7.2)       --
                                           --------  --------  --------  --------  --------   --------   ---------   ---------
   Net income (loss) ..................... $    0.6  $    1.5  $    2.1  $    1.7  $  (11.2)  $  (79.1)  $    64.7   $   (28.5)
                                           ========  ========  ========  ========  ========   ========   =========   =========

AVERAGE BALANCE SHEET DATA
Total assets ............................. $  2,165  $  2,154  $    522  $    419  $   (342)  $     75   $  22,143   $  21,409
Net loans and leases .....................    1,486     1,373       237       202        57         23      14,605      12,896
Total deposits ...........................    1,396     1,463       374       297       (62)       (82)     15,132      14,253

For the three months ended March 31, 2000, the “other” operating segment includes the impairment loss on the First Security Corporation common stock in noninterest income and part of the merger-related expense in noninterest expense.

SUBSEQUENT PURCHASE OF MINORITY INTEREST

On April 16, 2001, the Company reacquired the minority interest of its subsidiary, California Bank & Trust (“CB&T”). This minority interest was sold to the management of CB&T, and other individuals, when the Company’s acquisition of The Sumitomo Bank of California was completed in October 1998.

One half of the minority interest was sold to the CEO of CB&T, who is also a director of the Company. The other half was sold to two limited liability companies, which the CEO manages. Members of these limited liability companies include, among others, certain senior officers of CB&T. The Company sold the minority interest to these individuals to provide incentive to them to substantially improve the performance of CB&T. The Company believes this objective has now been accomplished.

In accordance with the valuation terms of the minority shareholder agreement entered into in 1998, the Company repurchased the total minority interest for $66.0 million. At March 31, 2001, the carrying value of this minority interest was $37.8 million.

SUBSEQUENT INCREASE OF AUTHORIZED SHARES

On April 20, 2001, the Company's shareholders voted to increase the authorized shares of the Company's common stock from 200,000,000 to 350,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ZIONS BANCORPORTION
FINANCIAL HIGHLIGHTS
(Unaudited)
                                                                           Three Months Ended
                                                                                March 31,
                                                                  --------------------------------------
(In thousands, except per share and ratio data)                      2001          2000        % Change
                                                                  ----------    ----------    ----------
EARNINGS
Taxable-equivalent net interest income .......................     $220,709      $194,840        13.28%
Net interest income ..........................................      215,837       190,992        13.01%
Noninterest income (2)........................................      111,769        60,600        84.44%
Impairment loss First Security Corporation common stock ......         --         (96,911)
Provision for loan losses ....................................       12,772         5,248       143.37%
Noninterest expenses .........................................      203,399       200,312         1.54%
Income (loss) before income taxes ............................      111,435       (50,879)
Income taxes (benefit) .......................................       41,138       (21,955)
Minority interest ............................................       (1,604)         (432)      271.30%
Cumulative effect of adoption of  FASB Stmt 133 ..............       (7,159)         --
Net income (loss) ............................................       64,742       (28,492)

PER COMMON SHARE
Net income (loss) (diluted) before cumulative effect .........         0.80         (0.33)
Cumulative effect of adoption of  FASB Stmt 133 ..............        (0.08)         --
Net income (loss) (diluted) ..................................         0.72         (0.33)
Dividends ....................................................         0.20          0.29       (31.03)%
Book value ...................................................        22.99         18.50        24.27%

SELECTED RATIOS
Return on average assets .....................................        1.19%        (0.54)%
Return on average common equity ..............................       13.94%        (6.91)%
Efficiency ratio (2) .........................................       61.18%        78.42%
Net interest margin ..........................................        4.59%         4.14%

OPERATING CASH EARNINGS (1) (2)
Taxable-equivalent net interest income .......................     $220,709      $194,840        13.28%
Net interest income ..........................................      215,837       190,992        13.01%
Noninterest income ...........................................      111,769        60,600        84.44%
Provision for loan losses ....................................       12,772         5,248       143.37%
Noninterest expenses .........................................      191,245       149,479        27.94%
Income before income taxes ...................................      123,589        96,865        27.59%
Income taxes .................................................       43,062        32,219        33.65%
Minority interest ............................................       (1,404)         (115)     1120.87%
Net income before cumulative effect of adoption ..............       81,931        64,761        26.51%
     of FASB Stmt 133

PER COMMON SHARE
Net income (diluted) .........................................         0.92          0.75        22.67%
Dividends ....................................................         0.20          0.29       (31.03)%
Book value ...................................................        14.69         10.84        35.52%

SELECTED RATIOS
Return on average assets .....................................         1.55%        1.26%
Return on average common equity ..............................        26.65%       26.14%
Efficiency ratio .............................................        57.52%       58.52%
Net interest margin ..........................................         4.59%        4.14%

(1) Before amortization of goodwill and core deposit intangible assets, merger related expense and the cumulative effect of adoption of FASB Statement No. 133.
(2) Excludes impairment loss on First Security Corporation common stock.
ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)
                                                                                March 31,
                                                                  ---------------------------------------
(In thousands, except ratio data)                                     2001           2000       % Change
                                                                  -----------    -----------   ----------
AVERAGE BALANCES
Total assets ..................................................   $22,142,791    $21,409,208       3.43%
Securities ....................................................     4,080,038      4,646,358     (12.19)%
Net loans and leases ..........................................    14,605,416     12,896,311      13.25%
Goodwill ......................................................       568,406        581,726      (2.29)%
Core deposit intangibles ......................................        69,040         81,132     (14.90)%
Total deposits ................................................    15,131,719     14,253,368       6.16%
Minority Interest .............................................        53,572         39,664      35.06%
Shareholders' equity ..........................................     1,884,101      1,659,335      13.55%

Weighted average common and common-
      equivalent shares outstanding ...........................    89,494,543     86,459,054       3.51%

AT PERIOD END
Total assets ..................................................    23,548,179     20,996,557      12.15%
Securities ....................................................     3,752,402      4,333,452     (13.41)%
Net loans and leases ..........................................    15,486,688     13,124,365      18.00%
Sold loans being serviced (1) .................................     1,776,139      1,217,401      45.90%
Allowance for loan losses .....................................       221,245        200,065      10.59%
Goodwill ......................................................       670,571        575,935      16.43%
Core deposit intangibles ......................................        92,823         80,995      14.60%
Total deposits ................................................    16,845,000     14,584,776      15.50%
Minority Interest .............................................        53,611         40,079      33.76%
Shareholders' equity ..........................................     2,116,054      1,585,667      33.45%

Common shares outstanding .....................................    92,060,315     85,694,426       7.43%

Average equity to average assets ..............................          8.51%          7.75%
Common dividend payout ........................................         28.51%         43.60%(2)
Nonperforming assets ..........................................        82,265         77,012       6.82%
Loans past due 90 days or more ................................        45,983         29,294      56.97%
Nonperforming assets to net loans and leases,
      other real estate owned and other
      nonperforming assets at March 31 ........................          0.53%          0.59%

(1) Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding long-term first mortgage residential real estate loans.
(2) Before impairment loss on First Security Corporation common stock.

OPERATING RESULTS

Zions Bancorporation and subsidiaries (the Company) achieved net income of $73.5 million or $0.82 per diluted share for the first quarter of 2001, before merger-related charges of $1.6 million ($0.02 per share) and nonrecurring charges related to the reclassification of investment securities and the related cumulative effect of a change in accounting principle totalling $7.2 million ($0.08 per share). This represented an increase of 28.9% and 24.2%, respectively, over the comparable $57.0 million or $0.66 earned in the first quarter of 2000. Net income for the first quarter of 2001 was $64.7 million or $.72 per diluted share compared to a net loss of $28.5 million or $.33 per share for the first quarter of 2000. The net loss for the first quarter of 2000 included $85.5 million in after-tax charges ($0.99 per share) related to the Company's terminated merger with First Security Corporation, including a write down to market value of its investment in First Security Corporation common stock.

The annualized return on average assets was 1.19% for the first quarter of 2001, compared to a negative 0.54% for the first quarter of 2000. The annualized return on average common shareholders' equity was 13.94% for the quarter compared to a negative 6.91% for the first quarter of 2000. The Company's "efficiency ratio" or noninterest expenses as a percentage of total taxable-equivalent net revenues for the first quarter of 2001 was 61.18% compared to 78.42% for the first quarter of 2000.

The Company's first-quarter $16.5 million (28.9%) increase in earnings before merger-related expenses and cumulative effect of a change in accounting principle relative to the same period last year reflects a $24.8 million (13.0%) increase in net interest income, a $51.2 million (84.4%) increase in noninterest income, a $7.5 million (143.4%) increase in the provision for loan losses, a $42.1 million (26.5%) increase in noninterest expense before merger-related charges, a $11.0 million (35.3%) increase in income tax expense before the effect of merger-related expenses, and a $1.2 million (271.3%) decrease in minority interest.

Noninterest income for the first quarter of 2001 includes a $50.2 million gain from the Company's investment in Star System, partially offset by valuation adjustments to its venture capital investments of $22.4 million. Noninterest expense for the first quarter of 2001 includes $14.4 million in non-recurring charges related to certain employment benefit obligations, consulting services and closed business operations.

The Company paid a dividend of $0.20 per share for the first quarter of 2001, a decrease of 31.0% from the $0.29 paid during the first quarter of 2000. The Company's dividend was more than doubled in July of 1999 to synchronize it with the rate paid by First Security Corporation. On April 27, 2000, the Company's board of directors voted to reduce its regular quarterly dividend to $0.20 per common share. The board elected to reduce the dividend to ensure that it has the capital to support its historically robust asset growth.

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

Operating cash earnings for the quarter were $81.9 million or $0.92 per diluted share, an increase of 26.4% and 22.7%, respectively, over the $64.8 million or $0.75 per diluted share earned in the first quarter of 2000.

The operating cash annualized return on average assets for the first quarter of 2001 was 1.55% compared to 1.26% for the first quarter of 2000. The operating cash annualized return on average common shareholders' equity was 26.65% for the first quarter of 2001 compared to 26.14% for the first quarter of 2000. The Company's operating cash efficiency ratio for the first quarter of 2001 was 57.52% compared to 58.52% for the first quarter of 2000.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the first quarter of 2001, adjusted to a fully taxable-equivalent basis, increased 13.3% to $220.7 million compared to $194.8 million for the first quarter of 2000. Net interest margin increased to 4.59% compared to 4.14% for the first quarter of 2000 primarily as a result of a more attractive balance sheet composition. The Company has increased it yields from investment securities and decreased its outstanding short-term borrowings resulting in improved margins. The yield on average earning assets increased 42 basis points during the first quarter of 2001 as compared to the first quarter of 2000, and the average rate paid this quarter on interest-bearing funds increased 2 basis points from the first quarter of 2000. The spread on average interest-bearing funds for the first quarter of 2001 was 3.86% compared to 3.46% for the first quarter of 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $12.8 million for the first quarter of 2001, as compared to $12.2 million for the fourth quarter of 2000 and $5.2 million for the first quarter of 2000. Annualized, the provision is .35% of average loans for the first quarter of 2001, .34% for the fourth quarter of 2000, and .16% for the first quarter of 2000. The provision for loan losses reflects management's judgement of the required expense to be recognized in order to maintain an adequate allowance for loan losses.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)
                                                          Three Months Ended                  Three Months Ended
                                                            March 31, 2001                      March 31, 2000
                                                -----------------------------------   -----------------------------------
                                                  Average      Amount of    Average      Average     Amount of    Average
(In thousands)                                    Balance     Interest (1)   Rate        Balance    Interest (1)   Rate
                                                ------------  ------------  -------   ------------  ------------  -------
ASSETS
Money market investments ....................   $    799,148  $     10,214    5.18%   $  1,381,137  $     20,089    5.85%
Securities:
     Held to maturity .......................         51,975           985    7.69%      3,311,961        54,916    6.67%
     Available for sale .....................      3,294,006        58,305    7.18%        741,862        10,528    5.71%
     Trading account ........................        734,057        10,998    6.08%        592,535         8,956    6.08%
                                                ------------  ------------            ------------  ------------
          Total securities ..................      4,080,038        70,288    6.99%      4,646,358        74,400    6.44%
                                                ------------  ------------            ------------  ------------

Loans:
     Loans held for sale ....................        180,054         3,084    6.95%        192,048         3,319    6.95%
     Net loans and leases(2) ................     14,425,362       328,199    9.23%     12,704,263       285,595    9.04%
                                                ------------  ------------            ------------  ------------
           Total loans ......................     14,605,416       331,283    9.20%     12,896,311       288,914    9.01%
                                                ------------  ------------            ------------  ------------
Total interest-earning assets ...............     19,484,602       411,785    8.57%     18,923,806       383,403    8.15%
Cash and due from banks .....................        788,602                               867,452
Allowance for loan losses ...................       (201,551)                             (205,281)
Goodwill ....................................        568,406                               581,726
Core deposit intangibles ....................         69,040                                81,132
Other assets ................................      1,433,692                             1,160,373
                                                ------------                          ------------
          Total Assets ......................   $ 22,142,791                          $ 21,409,208
                                                ============                          ============
LIABILITIES

Interest-bearing deposits:
     Savings and NOW deposits ...............   $  1,753,766         8,612    1.99%   $  1,776,980         9,848    2.23%
     Money market super NOW deposits ........      6,589,871        68,443    4.21%      5,995,074        65,048    4.36%
     Time deposits under $100,000 ...........      1,790,988        23,744    5.38%      1,806,986        21,622    4.81%
     Time deposits $100,000 or more .........      1,448,965        21,717    6.08%      1,258,714        15,450    4.94%
     Foreign deposits .......................        122,620         1,069    3.54%        152,547         2,024    5.34%
                                                ------------  ------------            ------------  ------------
           Total interest-bearing deposits ..     11,706,210       123,585    4.28%     10,990,301       113,992    4.17%
                                                ------------  ------------            ------------  ------------
Borrowed funds:
     Securities sold, not yet purchased .....        383,740         5,285    5.59%        302,415         4,775    6.35%
      Federal funds purchased and security
            repurchase agreements ...........      2,721,791        34,723    5.17%      3,127,424        41,923    5.39%
      Commercial paper ......................        286,730         4,317    6.11%        310,025         4,779    6.20%
      FHLB advances and other borrowings:
            less than one year ..............        799,570        12,431    6.31%        857,797        12,626    5.92%
            over one year ...................        130,867         1,909    5.92%        114,681         1,638    5.74%
      Long-term debt ........................        433,843         8,826    8.25%        452,559         8,830    7.85%
                                                ------------  ------------            ------------  ------------
          Total borrowed funds ..............      4,756,541        67,491    5.75%      5,164,901        74,571    5.81%
                                                ------------  ------------            ------------  ------------
 Total interest-bearing liabilities .........     16,462,751       191,076    4.71%     16,155,202       188,563    4.69%
                                                ------------  ------------            ------------  ------------
Noninterest-bearing deposits ................      3,425,509                             3,263,067
Other liabilities ...........................        316,858                               291,940
                                                ------------                          ------------
Total liabilities ...........................     20,205,118                            19,710,209
Minority Interest ...........................         53,572                                39,664
Total Shareholders' equity ..................      1,884,101                             1,659,335
                                                ------------                          ------------
Total liabilities and shareholders' equity ..   $ 22,142,791                          $ 21,409,208
                                                ============                          ============

Spread on average interest-bearing funds ....                                 3.86%                                  3.46%
Net interest income and net yield on
      interest-earning assets ...............                 $    220,709    4.59%                 $    194,840     4.14%
                                                              ============                          ============
(1) Taxable-equivalent-rates used where applicable

(2) Net of unearned income and fees, net of related costs.  Loans include nonaccrual and restructured loans.

NONINTEREST INCOME

Noninterest income for the first quarter of 2001 was $111.8 million, an increase of 84.4% from the $60.6 million for the first quarter of last year excluding the 2000 impairment loss from the First Security Corporation common stock. Noninterest income for the first quarter of 2001 includes a gain of $50.2 million from the Company’s investment in Star System and is reduced by $22.4 million in valuation adjustment writedowns in venture capital investments. The first quarter of 2000 included $5.1 million in venture capital investment losses. Excluding these items for both quarters noninterest income increased 27.9%.

Comparing the segments of noninterest income for the first quarter of 2001 to the first quarter of 2000, service charges on deposit accounts increased 15.9%, other service charges, commissions and fees increased 15.3%, trust income increased 6.4%, underwriting and trading income increased 68.4% and loan sales and servicing income increased 99.5%. Other income excluding the $50.2 million Star System gain and venture capital losses included in other income increased 8.3%. The net investment securities losses of $8.9 million for the first quarter of 2001 include $9.4 million of net losses on venture fund marketable equity securities. Underwriting and trading income for the first quarter of 2001 includes appreciation of held to maturity securities transferred to trading in conjunction with the adoption of FASB Statement No. 133 and sold during the quarter of approximately $3.3 million. The increase in loan sales and servicing income for the first quarter of 2001 compared to the first quarter of 2000 is primarily due to a 60.3% increase in loans sold into securitization facilities for the first quarter of 2001 compared to the first quarter of 2000 and additional servicing fees from a small business loan securitization completed during the third quarter of 2000.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 2001 was $203.4 million, an increase of 1.5% over $200.3 million for the first quarter of 2000. Excluding merger-related expenses noninterest expense was $200.9 million for the first quarter of 2001 compared to $158.8 million for the first quarter of 2000, an increase of 26.5%. The first quarter of 2001 includes approximately $14.4 million of nonrecurring noninterest expense related to certain benefit obligations, consulting services and closed business operations.

Comparing significant noninterest expense segments for the first quarter of 2001 and the first quarter of 2000, salaries and employee benefits increased 32.0%. The first quarter of 2001 includes increased accruals for employee and retirees medical insurance. Included in employee benefits for the first quarter of 2000 was an adjustment to reflect a reduced obligation related to changes adopted in the Company’s Post Retirement Medical Benefits Plan. The first quarter of 2001 also includes salaries and benefits for the employees of Draper Bancorp which was acquired in January 2001. Occupancy expense increased 19.2%, furniture and equipment expense increased 11.7% and legal and professional services increased 52.6% reflecting increased consulting fees. The total of all other expenses excluding merger-related expenses increased 20.3%. Noninterest expense for the first quarter of 2000 included merger-related expenses of $41.5 million mainly related to a terminated merger agreement with First Security Corporation and the related disengagement process.

At March 31, 2001, the Company had 7,570 full-time equivalent employees, 402 offices and 548 ATMs compared to 6,654 full-time equivalent employees, 361 offices and 496 ATMs at March 31, 2000.

INCOME TAXES

The Company’s income tax expense was $41.1 million for the first quarter of 2001 compared to a benefit of $22.0 million for the first quarter of 2000. The Company’s effective income tax rate for the first quarter of 2001 was 36.9%. Excluding the tax benefits from merger-related charges including the impairment loss on the First Security Corporation common stock, the Company’s effective income tax rate for the first quarter of 2000 was 35.5%. The higher effective tax rate for the first quarter of 2001 compared to the first quarter of 2000 results mainly from a lower percentage of nontaxable income.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 3.0% to $19,485 million for the three months ended March 31, 2001 compared to $18,924 million for the three months ended March 31, 2000. Earning assets comprised 88.0% of total average assets for the first three months of 2001, compared with 88.4% for the first three months of 2000.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements decreased 42.1% to $799 million in the first three months of 2001 as compared to $1,381 million in the first three months of 2000.

During the first three months of 2001, average securities decreased 12.2% to $4,080 million compared to $4,646 million in the first three months of 2000. Average held to maturity securities decreased 98.4%, available for sale securities increased 344.0%, and trading account securities increased 23.9% compared with the first three months of 2000. Effective January 1, 2001, the Company transferred securities from held to maturity to available for sale as allowed by FASB Statement No. 133 transition provisions, and during the quarter, sold investment securities to improve its balance sheet composition.

Average net loans and leases increased 13.3% to $14,605 million for the first three months of 2001 compared to $12,896 million in the first three months of 2000, representing 75.0% of earning assets in the first three months of 2001 compared to 68.1% in the first three months of 2000. Average net loans and leases were 96.5% of average total deposits for the three months ended March 31, 2001, as compared to 90.5% for the three months ended March 31, 2000.

INVESTMENT SECURITIES

The following table presents the Company’s held to maturity and available for sale investment securities:

                                                       March 31,               December 31,                March 31,
(In millions)                                            2001                     2000                       2000
                                                -----------------------   -----------------------   -----------------------
                                                 Amortized     Market     Amortized      Market     Amortized      Market
                                                   Cost        Value         Cost         Value        Cost         Value
                                                ----------   ----------   ----------   ----------   ----------   ----------
HELD TO MATURITY:
U.S. Treasury securities ....................   $     --     $     --     $        1   $        1   $        1   $        1
U.S. government agencies and corporations:
     Small Business Administration
          loan-backed securities ............         --           --            560          563          436          444
     Other agency securities ................         --           --          1,269        1,285        1,294        1,256
States and political subdivisions ...........         --           --            292          296          318          312
Mortgage/asset-backed and debt securities ...           52           52        1,003        1,008        1,246        1,238
                                                ----------   ----------   ----------   ----------   ----------   ----------
                                                        52           52        3,125        3,153        3,295        3,251
                                                ----------   ----------   ----------   ----------   ----------   ----------

AVAILABLE FOR SALE:
U.S. Treasury securities ....................           57           60           51           52           83           83
U.S. government agencies and corporations ...        1,263        1,284           94           94           88           87
States and political subdivisions ...........          507          515          185          190          113          109
Mortgage/asset-backed and debt securities ...        1,270        1,280          274          273          100           95
                                                ----------   ----------   ----------   ----------   ----------   ----------
                                                     3,097        3,139          604          609          384          374
                                                ----------   ----------   ----------   ----------   ----------   ----------
Equity securities:
     Mutual funds:
          Accessor Funds, Inc. ..............          236          236          159          160          149          146
     Other Stock ............................         --           --             18           13          139          122
                                                ----------   ----------   ----------   ----------   ----------   ----------
                                                       236          236          177          173          288          268
                                                ----------   ----------   ----------   ----------   ----------   ----------
                                                     3,333        3,375          781          782          672          642
                                                ----------   ----------   ----------   ----------   ----------   ----------
Total .......................................   $    3,385   $    3,427   $    3,906   $    3,935   $    3,967   $    3,893
                                                ==========   ==========   ==========   ==========   ==========   ==========

LOANS

The Company has structured its organization to separate the lending function from the credit administration function to strengthen the control and independent evaluation of credit activities. Loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has well-defined standards for grading its loan portfolio, and management utilizes the comprehensive loan grading system to determine risk potential in the portfolio. Another aspect of the Company’s credit risk management strategy is the diversification of the loan portfolio. The Company has a well-diversified loan portfolio with no significant exposure to highly leveraged transactions.

The table below sets forth the amount of loans outstanding by type:

(In millions)

                                               March 31,  December 31,   March 31,
                                                 2001         2000         2000
                                              ----------   ----------   ----------
TYPES
-----
Loans held for sale .......................   $      211   $      181   $      179
Commercial, financial, and agricultural ...        3,818        3,615        3,045
Real estate:
   Construction ...........................        2,463        2,273        1,877
   Other:
      Home equity credit line .............          305          263          227
      1-4 family residential ..............        2,933        2,911        2,798
      Other real estate-secured ...........        4,679        4,190        4,100
                                              ----------   ----------   ----------
                                                   7,917        7,364        7,125
                                              ----------   ----------   ----------
                                                  10,380        9,637        9,002
Consumer:
   Bankcard ...............................          106          135          114
   Other ..................................          616          472          476
                                              ----------   ----------   ----------
                                                     722          607          590

Lease financing ...........................          360          317          273
Foreign Loans .............................           27           26           42
Other receivables .........................           52           75           52
                                              ----------   ----------   ----------
   Total loans ............................   $   15,570   $   14,458   $   13,183
                                              ==========   ==========   ==========

Loans held for sale on March 31, 2001 increased 16.6% from year-end 2000. All other loans, net of unearned income and fees increased 7.6% to $15,276 million on March 31, 2001, compared to $14,197 million on December 31, 2000. The increase includes approximately $896 million of loans from the Eldorado and Draper acquisitions consummated during the quarter. Commercial loans, construction loans, other real estate-secured loans, consumer loans, lease financing, and foreign loans increased from year-end 5.6%, 8.4%, 7.5%, 18.9%, 13.6%, and 3.8%, respectively. Other receivables decreased 30.7% from year-end. Within the other real estate-secured loan portfolio, home equity credit line loans increased 16.0%, 1-4 family residential loans increased .8% and all other real estate loans increased 11.7% from year-end.

On March 31, 2001, long-term first mortgage real estate serviced for others totaled $195 million, and consumer and other loan securitizations, which relate primarily to loans sold under revolving securitization structures, totaled $1,776 million. During the first three months of 2001, the Company sold $109 million of loans classified in held for sale, and securitized and sold SBA loans, home equity credit line loans, credit card receivables and automobile loans totaling $210 million. During the first three months of 2001, total loans sold were $319 million.

RISK ELEMENTS

The Company’s nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $82 million on March 31, 2001, up from $71 million on December 31, 2000, and up from $77 million on March 31, 2000. Such nonperforming assets as a percentage of net loans and leases and other real estate owned were .53%, .49% and .59% on March 31, 2001, December 31, 2000, and March 31, 2000, respectively. Nonperforming assets on March 31, 2001 include approximately $13 million acquired in the Eldorado acquisition which closed on March 30, 2001.

Accruing loans past due 90 days or more totaled $46 million on March 31, 2001, up from $27 million on December 31, 2000, and up from $29 million on March 31, 2000. These loans equaled .30%, .19%, and .22% respectively, of net loans and leases on March 31, 2001, December 31, 2000 and March 31, 2000.

No loans were considered potential problem loans at March 31, 2001, December 31, 2000 or March 31, 2000. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company’s total recorded investment in impaired loans included in nonaccrual loans and leases amounted to $49 million on March 31, 2001, as compared to $46 million on December 31, 2000, and $59 million on March 31, 2000. The Company considers a loan to be impaired when the accrual of interest has been discontinued and meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on March 31, 2001, December 31, 2000, and March 31, 2000, is a required allowance of $12 million, $10 million and $20 million, respectively, on $20 million, $16 million and $26 million, respectively, of the recorded investment in impaired loans.

The following table sets forth nonperforming assets:

                                                    March 31,     December 31,    March 31,
(In millions)                                          2001           2000           2000
                                                   ------------   ------------   ------------

Nonaccrual loans ...............................   $        71    $        58    $        69
Restructured loans .............................             2              3              1
Other real estate owned and other
     nonperforming assets ......................             9             10              7

                                                   ------------   ------------   ------------
Total ..........................................   $        82    $        71    $        77
                                                   ============   ============   ============
% of Net loans and leases*, other real estate
     owned and other nonperforming assets ......          0.53%          0.49%          0.59%

Accruing loans past due 90 days or more ........   $        46    $        27    $        29
                                                   ============   ============   ============

% of Net loans and leases* .....................          0.30%          0.19%          0.22%
*Includes loans held for sale
ALLOWANCE FOR LOAN LOSSES

The Company’s allowance for loan losses was 1.43% of net loans and leases on March 31, 2001, compared to 1.36% on December 31, 2000, and 1.52% on March 31, 2000. Net charge-offs during the first quarter of 2001 were $6.1 million, or .17% of average net loans and leases annualized, compared to $9.3 million, or .29% of average net loans and leases annualized for the first quarter of 2000.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 301.8% on March 31, 2001, compared to 320.7% on December 31, 2000, and 287.8% on March 31, 2000. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 189.7% on March 31, 2000, compared to 229.3% on December 31, 2000 and 204.2% on March 31, 2000.

On March 31, 2001, December 31, 2000, and March 31, 2000, the allowance for loan losses includes an allocation of $36 million, $22 million and $24 million, respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on March 31, 2001, December 31, 2000 and March 31, 2000, totaled $7,514 million, $7,254 million and $6,749 million, respectively.

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

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

                                                          Three Months    Twelve Months   Three Months
                                                              Ended           Ended           Ended
(In millions)                                               March 31,     December 31,      March 31,
                                                              2001            2000            2000
                                                          ------------    ------------    ------------
Average loans* and leases outstanding
     (net of unearned income) .........................   $    14,605     $    13,649     $    12,896
                                                          ------------    ------------    ------------
Allowance for possible losses:
Balance at beginning of year ..........................   $       196     $       204     $       204
Allowance of companies acquired .......................            19               2            --
Provision charged against earnings ....................            13              32               5
Loans and leases charged-off:
     Loans held for sale ..............................          --              --              --
     Commercial, financial and agricultural ...........            (6)            (38)             (8)
     Real estate ......................................          --                (4)           --
     Consumer .........................................            (3)             (9)             (2)
     Lease financing ..................................            (1)             (2)             (1)
     Other receivables ................................          --              --              --
                                                          ------------    ------------    ------------
          Total .......................................           (10)            (53)            (11)
                                                          ------------    ------------    ------------
 Recoveries:
     Loans held for sale ..............................          --              --              --
     Commercial, financial and agricultural ...........             2               6               1
     Real estate ......................................          --                 1            --
     Consumer .........................................             1               3               1
     Lease financing ..................................          --                 1            --
     Other receivables ................................          --              --              --
                                                          ------------    ------------    ------------
           Total ......................................             3              11               2
                                                          ------------    ------------    ------------
Net loan and lease charge-offs ........................            (7)            (42)             (9)
                                                          ------------    ------------    ------------
Balance at end of the period ..........................   $       221     $       196     $       200
                                                          ============    ============    ============

Ratio of net charge-offs to average loans and leases             0.17%           0.31%           0.29%

*Includes loans held for sale

DEPOSITS

Average total deposits of $15,132 million for the first three months of 2001 increased 6.2% over the $14,253 million for the first three months of 2000, with average demand deposits and time deposits over $100,000 increasing 5.0% and 15.1%, respectively. Average savings and NOW deposits, and time deposits under $100,000 for the first three months of 2001 decreased 1.3%, and .9%, respectively, from the first three months of 2000. Average money market and super NOW deposits increased 9.9% and foreign deposits decreased 19.6% during the first three months of 2001, compared with the same period one year earlier.

Total deposits increased 11.8% to $16,845 million on March 31, 2001 as compared to $15,070 million on December 31, 2000. The increase in total deposits includes approximately $1,262 million from the Eldorado and Draper acquisitions which closed during the quarter. Comparing March 31, 2001 to December 31, 2000, demand deposits, time deposits under $100,000, time deposits over $100,000, and savings and money market deposits increased 15.5%, 16.0%, 22.5% and 8.2%, respectively, while foreign deposits decreased 30.2%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors and debt service requirements, as well as to fund customers’ demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company’s investment and loan portfolios.

The Company’s core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 88.9% of total deposits on March 31, 2001 as compared to 89.5% on December 31, 2000 and 90.2% on March 31, 2000.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium- to long-term liquidity. The Company’s ability to raise funds in the capital markets through the securitization process and by debt issuance allows the Company to take advantage of market opportunities to meet funding needs at a reasonable cost.

The parent company’s cash requirements consist primarily of debt service, dividends to shareholders, operating expenses, income taxes, and share repurchases. The parent company’s cash needs are routinely met through dividends from subsidiaries, proportionate shares of current income taxes, management and other fees, unaffiliated bank lines and debt issuance.

Interest rate sensitivity measures the Company’s financial exposure to changes in interest rates. Interest rate sensitivity is, like liquidity, affected by maturities of assets and liabilities. The Company assesses its interest rate sensitivity using duration and simulation analysis. Duration is a measure of the weighted average expected lives of the discounted cash flows from assets and liabilities. Simulation is used to estimate net interest income over time using alternative interest rate scenarios.

The Company, through the management of maturities and repricing of its assets and liabilities and the use of derivatives such as interest rate caps, floors, futures, options, and interest rate exchange agreements, attempts to minimize the effect on net income of changes in interest rates. The Company’s management exercises its best judgment in making assumptions with respect to loan and security prepayments, early deposit withdrawals and other noncontrollable events in managing the Company’s exposure to changes in interest rates. The interest rate risk position is actively managed and changes daily as the interest rate environment changes; therefore, positions at the end of any period may not be reflective of the Company’s interest rate position in subsequent periods. The prime lending rate is the primary basis used for pricing the Company’s loans and the short-term Treasury rate is the index used for pricing many of the Company’s deposits. The Company, however, is unable to economically hedge the prime/91-day T-bill spread risk.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders’ equity on March 31, 2001 was $2,116 million, an increase of 18.9% from the $1,779 million on December 31, 2000, and an increase of 33.4% over $1,586 million on March 31, 2000. The ratio of average equity to average assets for the first three months of 2001 was 8.51% as compared to 7.75% for the same period in 2000. On March 31, 2001, the Company’s Tier I risk-based capital ratio was 9.05%, as compared to 8.53% on December 31, 2000 and 8.04% on March 31, 2000. On March 31, 2001 the Company’s total risk-based capital ratio was 11.31%, as compared to 10.83% on December 31, 2000 and 10.63% on March 31, 2000. The Company’s leverage ratio on March 31, 2001 was 7.33%, as compared to 6.38% on December 31, 2000 and 5.73% on March 31, 2000.

Dividends declared per common share for the first quarter of 2001 of $.20 decreased 31.0%, as compared to $.29 for the first quarter of 2000. The common cash dividend payout of net income for the first three months of 2001 was 28.51%, as compared to 43.60% for the first three months of 2000, excluding the impairment loss on the First Security Corporation common stock.

FORWARD-LOOKING INFORMATION

Statements in Management’s Discussion and Analysis that are not based on historical data are forward-looking, including, for example, the projected performance of the Company and its operations. These statements constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from the projections discussed in Management’s Discussion and Analysis since such projections involve significant risks and uncertainties. Factors that might cause such differences include, but are not limited to: the timing of closing proposed acquisitions being delayed or such acquisitions being prohibited; competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally in areas in which the Company conducts its operations, being less favorable than expected; and legislation or regulatory changes which adversely affect the Company’s operations or business. The Company disclaims any obligation to update any factors or to publicly announce the results of revisions to any of the forward-looking statements included herein to reflect future events or developments.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the most significant market risk regularly undertaken by Company. The Company believes there have been no significant changes in market risk compared to the disclosures in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                    a)     Exhibits

                    b)     Reports on Form 8-K

                    Zions Bancorporation filed the following report on Form 8-K during the quarter ended March 31, 2001:

                    Form 8-K filed January 29, 2001 (Item 9.) A copy of a press release issued January 26, 2001 discussing the completion of the merger of Draper Bancorp and the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIONS BANCORPORATION
/s/ Harris H. Simmons Harris H. Simmons, President and Chief Executive Officer
/s/ Dale M. Gibbons Dale M. Gibbons, Executive Vice President and Chief Financial Officer

Dated:   May 14, 2001