Form 10-Q
period 2001-06-30
ZIONS BANCORPORATION /UT/
filed 2001-08-14
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to


COMMISSION FILE NUMBER 0-2610



                              ZIONS BANCORPORATION
             (Exact name of Registrant as specified in its charter)



                  UTAH                                      87-0227400
------------------------------------------             -------------------
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                 Identification No.)


        ONE SOUTH MAIN, SUITE 1380
           SALT LAKE CITY, UTAH                               84111
------------------------------------------             -------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (801)524-4787


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


Common Stock, without par value,
outstanding at August 3, 2001                              92,376,614 shares

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION
          ---------------------

     ITEM 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets                                    3
              Consolidated Statements of Income                              4
              Consolidated Statements of Cash Flows                          6
              Consolidated Statements of Changes in Shareholders'
                 Equity and Comprehensive Income (Loss)                      8
              Notes to Consolidated Financial Statements                     9

     ITEM 2.  Management's Discussion and Analysis                          14

     ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk    29

PART II.      OTHER INFORMATION
              -----------------

     ITEM 4.  Submission of Matters to a Vote of Shareholders               29

     ITEM 6.  Exhibits and Reports on Form 8-K                              30


SIGNATURES                                                                  30
----------

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.        FINANCIAL STATEMENTS (Unaudited)
               --------------------------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                       June 30,     December 31,      June 30,
(In thousands, except share amounts)                                     2001           2000            2000
                                                                     ------------   ------------    ------------
                                                                      (Unaudited)                    (Unaudited)
ASSETS
Cash and due from banks ..........................................   $    978,838   $  1,047,252    $    882,064
Money market investments:
  Interest-bearing deposits ......................................          4,083         21,237          18,580
  Federal funds sold .............................................         23,965         50,426         210,986
  Security resell agreements .....................................        353,704        456,404         498,581
Investment securities:
  Held to maturity, at cost (approximate market
    value $51,109, $3,152,740, and $3,209,248) ...................         51,109      3,125,433       3,241,734
  Available for sale, at market (includes $0 at June 30, 2001
    and $151,424 at December 31, 2000 pledged to creditors) ......      2,993,101        782,466         746,324
  Trading account, at market (includes $167,487 at June 30, 2001
    and $15,096 at December 31, 2000 pledged to creditors) .......        262,297        280,410         340,070
                                                                     ------------   ------------    ------------
                                                                        3,306,507      4,188,309       4,328,128
Loans:
  Loans held for sale ............................................        207,337        181,159         186,644
  Loans, leases and other receivables ............................     16,359,404     14,276,999      13,658,611
                                                                     ------------   ------------    ------------
                                                                       16,566,741     14,458,158      13,845,255
  Less:
    Unearned income and fees, net of related costs ...............         90,422         80,125          70,004
    Allowance for loan losses ....................................        229,865        195,535         197,430
                                                                     ------------   ------------    ------------
      Net loans ..................................................     16,246,454     14,182,498      13,577,821

Premises and equipment, net ......................................        350,715        314,938         294,628
Goodwill .........................................................        731,176        571,365         571,736
Core deposit intangibles .........................................         94,845         70,075          75,828
Other real estate owned ..........................................         10,925          9,574           4,073
Other assets .....................................................      1,386,587      1,027,365         996,010
                                                                     ------------   ------------    ------------
                                                                     $ 23,487,799   $ 21,939,443    $ 21,458,435
                                                                     ============   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand .....................................   $  4,142,821   $  3,585,672    $  3,421,032
  Interest-bearing:
    Savings and money market .....................................      9,193,595      8,270,122       7,827,135
    Time under $100,000 ..........................................      2,072,538      1,628,890       1,665,752
    Time over $100,000 ...........................................      1,666,965      1,448,905       1,473,213
    Foreign ......................................................         94,165        136,394         126,851
                                                                     ------------   ------------    ------------
                                                                       17,170,084     15,069,983      14,513,983

Securities sold, not yet purchased ...............................        164,345        291,102         311,133
Federal funds purchased ..........................................        819,437      1,069,124         479,543
Security repurchase agreements ...................................      1,132,907      1,327,721       1,538,393
Accrued liabilities ..............................................        510,305        310,287         319,878
Commercial paper .................................................        352,632        198,239         235,956
Federal Home Loan Bank advances and other borrowings:
  Less than one year .............................................        265,275      1,290,960       1,819,328
  Over one year ..................................................        242,337        143,776         145,712
Long-term debt ...................................................        616,681        419,550         420,099
                                                                     ------------   ------------    ------------
    Total liabilities ............................................     21,274,003     20,120,742      19,784,025
                                                                     ------------   ------------    ------------
Minority interest ................................................         16,074         39,857          40,426

Shareholders' equity:
  Capital stock:
    Preferred stock, without par value; authorized
      3,000,000 shares; issued and outstanding, none .............           --             --              --
    Common stock, without par value; authorized 350,000,000
      shares; issued and outstanding 92,328,261,
      87,100,188, and 85,726,222 shares ..........................      1,120,991        907,604         889,422
Accumulated other comprehensive income (loss) ....................         74,796         (3,644)        (20,322)
Retained earnings ................................................      1,001,935        874,884         764,884
                                                                     ------------   ------------    ------------
  Total shareholders' equity .....................................      2,197,722      1,778,844       1,633,984
                                                                     ------------   ------------    ------------
                                                                     $ 23,487,799   $ 21,939,443    $ 21,458,435
                                                                     ============   ============    ============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                   Three Months Ended        Six Months Ended
(In thousands, except per share amounts)                                June 30,                 June 30,
                                                                 ----------------------   ----------------------
                                                                    2001         2000        2001         2000
                                                                 ---------    ---------   ---------    ---------
Interest income:
  Interest and fees on loans .................................   $ 331,947    $ 299,142   $ 653,519    $ 579,526
  Interest on loans held for sale ............................       3,158        3,261       6,242        6,580
  Lease financing ............................................       5,897        4,100      10,917        8,312
  Interest on money market investments .......................      11,451       18,313      21,665       38,402
  Interest on securities:
    Held to maturity - taxable ...............................         796       48,585       1,781       97,327
    Held to maturity - nontaxable ............................        --          4,148        --          8,161
    Available for sale - taxable .............................      40,904        7,627      89,880       16,189
    Available for sale - nontaxable ..........................       6,059        1,735      12,123        3,013
    Trading account ..........................................       7,197        9,712      18,195       18,668
                                                                 ---------    ---------   ---------    ---------
    Total interest income ....................................     407,409      396,623     814,322      776,178
                                                                 ---------    ---------   ---------    ---------

Interest expense:
  Interest on savings and money market deposits ..............      68,868       81,140     145,923      156,036
  Interest on time and foreign deposits ......................      52,883       38,244      99,413       77,340
  Interest on borrowed funds .................................      50,640       82,641     118,131      157,212
                                                                 ---------    ---------   ---------    ---------
    Total interest expense ...................................     172,391      202,025     363,467      390,588
                                                                 ---------    ---------   ---------    ---------
    Net interest income ......................................     235,018      194,598     450,855      385,590
Provision for loan losses ....................................      12,235        6,214      25,007       11,462
                                                                 ---------    ---------   ---------    ---------
    Net interest income after provision for loan losses ......     222,783      188,384     425,848      374,128
                                                                 ---------    ---------   ---------    ---------

Noninterest income:
  Service charges on deposit accounts ........................      25,379       19,263      47,459       38,312
  Other service charges, commissions and fees ................      22,678       15,860      40,940       31,699
  Trust income ...............................................       4,655        4,548       9,430        9,035
  Investment securities gains (losses), net ..................       2,230        2,321      (6,652)       3,456
  Impairment loss on First Security Corporation common stock .        --           --          --        (96,911)
  Underwriting and trading income ............................       3,550        2,016       9,187        5,363
  Loan sales and servicing income ............................      22,177       12,706      41,772       22,530
  Other ......................................................      13,224       13,885      63,526       20,804
                                                                 ---------    ---------   ---------    ---------
    Total noninterest income .................................      93,893       70,599     205,662       34,288
                                                                 ---------    ---------   ---------    ---------
Noninterest expense:
  Salaries and employee benefits .............................     106,887       86,374     214,002      167,511
  Occupancy, net .............................................      15,776       12,910      30,343       25,129
  Furniture and equipment ....................................      14,650       13,133      28,906       25,901
  Other real estate expense ..................................         222          117         404          416
  Legal and professional services ............................       6,320        5,536      13,935       10,526
  Supplies ...................................................       4,086        2,770       7,005        5,276
  Postage ....................................................       3,269        2,452       6,377        5,494
  Advertising ................................................       6,378        5,561      12,247       10,125
  Merger related expense .....................................         734        1,152       3,271       42,695
  FDIC premiums ..............................................         830          894       1,565        1,761
  Amortization of goodwill ...................................       8,722        6,429      15,773       12,843
  Amortization of core deposit intangibles ...................       3,253        2,878       5,819        5,754
  Other ......................................................      34,783       27,106      69,662       54,193
                                                                 ---------    ---------   ---------    ---------
    Total noninterest expense ................................     205,910      167,312     409,309      367,624
                                                                 ---------    ---------   ---------    ---------
    Income before income taxes ...............................     110,766       91,671     222,201       40,792
Income taxes .................................................      38,954       31,445      80,092        9,490
                                                                 ---------    ---------   ---------    ---------
      Income before minority interest and cumulative
        effect of change in accounting principle .............      71,812       60,226     142,109       31,302
Minority interest ............................................      (1,783)         643      (3,387)         211
                                                                 ---------    ---------   ---------    ---------
      Income before cumulative effect of change
        in accounting principle ..............................      73,595       59,583     145,496       31,091
Cumulative effect of change in accounting principle,
  adoption of FASB Statement No. 133, net of
  income tax benefit of $4,521 ...............................        --           --        (7,159)        --
                                                                 ---------    ---------   ---------    ---------
      Net income .............................................   $  73,595    $  59,583   $ 138,337    $  31,091
                                                                 =========    =========   =========    =========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)


                                                                   Three Months Ended        Six Months Ended
(In thousands, except per share amounts)                                June 30,                 June 30,
                                                                 ----------------------   ----------------------
                                                                    2001         2000        2001         2000
                                                                 ---------    ---------   ---------    ---------
Weighted average shares outstanding during the period
     Basic shares ............................................      92,165       85,707      90,217       85,674
     Diluted shares ..........................................      93,210       86,323      91,339       86,420

Net income per common share:
  Income before cumulative effect of change in
    accounting principle:
     Basic ...................................................   $    0.80    $    0.70   $    1.61    $    0.36
     Diluted .................................................        0.79         0.69        1.59         0.36
Cumulative effect of change in accounting principle,
  adoption of FASB Statement No. 133:
     Basic ...................................................        --           --         (0.08)        --
     Diluted .................................................        --           --         (0.08)        --
                                                                 ---------    ---------   ---------    ---------
Net income:
     Basic ...................................................   $    0.80    $    0.70   $    1.53    $    0.36
     Diluted .................................................        0.79         0.69        1.51         0.36

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                           Three Months Ended              Six Months Ended
(In thousands)                                                                  June 30,                        June 30,
                                                                      ----------------------------    ----------------------------
                                                                          2001            2000            2001            2000
                                                                      ------------    ------------    ------------    ------------
Cash flows from operating activities:
     Net income ...................................................   $     73,595    $     59,583    $    138,337    $     31,091
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Cumulative effect of change in accounting
           principle-adoption of FASB Stmt No. 133 ................           --              --             7,159            --
         Provision for loan losses ................................         12,235           6,214          25,007          11,462
         Depreciation of premises and equipment ...................         13,775          11,450          26,809          22,818
         Amortization .............................................         17,138          12,487          28,999          24,571
         Accretion of unearned income and fees, net of
           related costs ..........................................          6,629          11,057           3,228           7,524
         Income (loss) to minority interest .......................         (1,783)            643          (3,387)            211
         Proceeds from sales of trading account securities ........     45,880,052      25,258,087      92,052,614      77,640,435
         Increase in trading account securities ...................    (45,816,025)    (25,201,390)    (92,030,877)    (77,652,660)
         Investment securities (gain) loss, net ...................         (2,230)         (2,321)          6,652          (3,456)
         Impairment loss on First Security Corporation
           common stock ...........................................           --              --              --            96,911
         Proceeds from loans held for sale ........................        147,509          89,753         256,850         282,485
         Increase in loans held for sale ..........................       (144,192)        (97,065)       (283,028)       (264,391)
         Net gain on sales of loans, leases and other assets ......        (15,845)         (8,910)        (28,902)        (16,874)
         Net loss (gain) on other nonmarketable equity securities .            784          (1,254)        (27,407)          5,332
         Change in accrued income taxes ...........................         72,314          (6,404)         88,534          15,529
         Change in accrued interest receivable ....................         11,585           7,912          16,799          (9,420)
         Change in other assets ...................................        (31,898)         61,237        (249,942)       (104,911)
         Change in other liabilities ..............................       (285,555)        (72,325)         58,246          54,964
         Change in accrued interest payable .......................         (1,558)           (243)        (12,192)          2,775
         Other, net ...............................................         (2,259)           (143)         13,507           1,372
                                                                      ------------    ------------    ------------    ------------
            Net cash provided by (used in) operating activities ...        (67,297)        128,368          87,006         145,768
                                                                      ------------    ------------    ------------    ------------

Cash flows from investing activities:
     Net decrease (increase) in money market investments ..........        654,450          58,539         227,215        (202,978)
     Proceeds from maturities of investment securities
         held to maturity .........................................            450         455,018           1,246         549,352
     Purchases of investment securities held to maturity ..........           --          (383,971)           --          (444,556)
     Proceeds from sales of investment securities
         available for sale .......................................        459,953         171,919       1,592,520         256,263
     Proceeds from maturities of investment securities
         available for sale .......................................      1,245,045          52,447       2,112,386          79,951
     Purchases of investment securities available for sale ........     (1,297,866)       (339,528)     (2,431,984)       (451,485)
     Proceeds from sales of loans and leases ......................        259,850         154,432         483,651         292,134
     Net increase in loans and leases .............................     (1,029,541)       (809,995)     (1,419,994)     (1,307,747)
     Payments on leveraged leases .................................           --              --            (4,870)         (4,943)
     Principal collections on leveraged leases ....................           --              --             4,870           4,943
     Proceeds from sales of premises and equipment ................          1,903           3,091           2,182           4,983
     Purchases of premises and equipment ..........................        (26,512)        (18,449)        (48,320)        (34,988)
     Proceeds from sales of other assets ..........................          5,953           4,688           8,226           8,904
     Cash received for acquisitions, net of cash paid .............        171,710            --           264,039            --
                                                                      ------------    ------------    ------------    ------------
            Net cash provided by (used in) investing activities ...        445,395        (651,809)        791,167      (1,250,167)
                                                                      ------------    ------------    ------------    ------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)


                                                                           Three Months Ended              Six Months Ended
(In thousands)                                                                  June 30,                        June 30,
                                                                      ----------------------------    ----------------------------
                                                                          2001            2000            2001            2000
                                                                      ------------    ------------    ------------    ------------
Cash flows from financing activities:
     Net increase (decrease) in deposits ..........................       (122,955)        (70,793)        389,949         452,044
     Net change in short-term funds borrowed ......................       (507,972)        585,193      (1,492,387)        677,978
     Proceeds from FHLB advances over one year ....................        100,000         100,000         100,000         200,000
     Payments on FHLB advances over one year ......................        (21,324)       (104,489)        (22,069)       (166,910)
     Proceeds from issuance of long-term debt .....................        200,000            --           201,914            --
     Payments on long-term debt ...................................        (32,362)        (17,548)        (32,640)        (33,372)
     Cash paid to reacquire minority interest .....................        (66,044)           --           (66,044)           --
     Proceeds from issuance of common stock .......................          8,799             544          11,675           4,231
     Payments to redeem common stock ..............................           --               (24)           --            (3,836)
     Dividends paid ...............................................        (18,527)        (17,141)        (36,985)        (41,972)
                                                                      ------------    ------------    ------------    ------------
            Net cash provided by (used in) financing activities ...       (460,385)        475,742        (946,587)      1,088,163
                                                                      ------------    ------------    ------------    ------------
Net decrease in cash and due from banks ...........................        (82,287)        (47,699)        (68,414)        (16,236)
Cash and due from banks at beginning of period ....................      1,061,125         929,763       1,047,252         898,300
                                                                      ------------    ------------    ------------    ------------
Cash and due from banks at end of period ..........................   $    978,838    $    882,064    $    978,838    $    882,064
                                                                      ============    ============    ============    ============

Supplemental disclosures of cash flow information:
Cash paid for:
     Interest .....................................................   $    173,809    $    205,431    $    372,430    $    391,116
     Income taxes .................................................         13,813          22,552          25,674          22,556
Loans transferred to other real estate owned ......................          7,685             588           8,286           2,391

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
   AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

                                                                              Six Months Ended June 30, 2001
                                                           -------------------------------------------------------------------------
                                                                         Accumulated Other Comprehensive
                                                                                   Income (Loss)
                                                                        ----------------------------------
                                                                      Net Unrealized     Net
                                                                      Gains (Losses)  Unrealized                           Total
                                                                      on Investments   Gains on                            Share-
                                                            Common         and        Derivative              Retained    holders'
(In thousands)                                               Stock    Securitizations Instruments Subtotal    Earnings     Equity
                                                           ----------   -----------   ----------- --------   ----------  ----------
Balance, January 1, 2001 ................................. $  907,604   $   (3,644)               $ (3,644)  $  874,884  $1,778,844
Comprehensive income:
  Net income for the period ..............................                                                      138,337     138,337
  Other comprehensive income:
    Net realized and unrealized holding gains during the
      period, net of income tax expense of $19,311 .......                  31,175                  31,175
    Reclassification for net realized losses recorded in
      operations, net of income tax benefit of $2,544 ....                   4,107                   4,107
    Change in net unrealized gains on derivative
      instruments, net of reclassification to
      operations of $4,936 and income tax expense of $5,347.                               8,633     8,633
    Cumulative effect of change in accounting principle,
      adoption of FASB Statement No. 133, net of
      income tax expense of $21,245 ......................                  13,259        21,266    34,525
                                                                        ----------   -----------  --------
    Other comprehensive income ...........................                  48,541        29,899    78,440                   78,440
                                                                                                                         ----------
  Total comprehensive income .............................                                                                  216,777
Cash dividends--common, $.40 per share ...................                                                      (36,985)    (36,985)
Issuance of common shares for acquisitions ...............    199,671                                            25,699     225,370
Stock options exercised, net of shares tendered
  and retired ............................................     13,716                                                        13,716
                                                           ----------   ----------   -----------  --------   ----------  ----------
Balance, June 30, 2001 ................................... $1,120,991   $   44,897   $    29,899  $ 74,796   $1,001,935  $2,197,722
                                                           ==========   ==========   ===========  ========   ==========  ==========


                                                                              Six Months Ended June 30, 2000
                                                           -------------------------------------------------------------------------
                                                                          Accumulated Other Comprehensive
                                                                                   Income (Loss)
                                                                        ----------------------------------
                                                                      Net Unrealized
                                                                      Gains (Losses)                                       Total
                                                                      on Investments                                       Share-
                                                            Common         and                                Retained    holders'
(In thousands)                                               Stock    Securitizations             Subtotal    Earnings     Equity
                                                           ----------   -----------               --------   ----------  ----------
Balance, January 1, 2000 ................................. $  888,231   $   (4,158)               $ (4,158)  $  775,765  $1,659,838
Comprehensive income:
  Net income for the period ..............................                                                       31,091      31,091
  Other comprehensive income (loss):
    Net realized and unrealized holding losses during
      the period, net of income tax benefit of $45,759 ...                 (73,872)                (73,872)
    Reclassification for net realized losses recorded in
      operations, net of income tax benefit of $35,747 ...                  57,708                  57,708
                                                                        ----------                --------
    Other comprehensive loss .............................                 (16,164)                (16,164)                 (16,164)
                                                                                                                         ----------
  Total comprehensive income .............................                                                                   14,927
Cash dividends--common, $.49 per share ...................                                                      (41,972)    (41,972)
Stock redeemed and retired ...............................     (3,836)                                                       (3,836)
Stock options exercised, net of shares tendered
  and retired ............................................      5,027                                                         5,027
                                                           ----------   ----------                --------   ----------  ----------
Balance, June 30, 2000 ................................... $  889,422   $  (20,322)               $(20,322)  $  764,884  $1,633,984
                                                           ==========   ==========                ========   ==========  ==========

Total comprehensive income for the three months ended June 30, 2001 and 2000 was $90,406 and $64,761, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2001

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

Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2000.

MERGERS AND ACQUISITIONS

In April 2001, the Company completed its acquisition of nine Arizona branches of Pacific Century Bank. The Company purchased approximately $231 million in loans, assumed approximately $447 million in deposits, and acquired branch facilities in the transaction. The total purchase premium resulting from the acquisition was approximately $48 million.

In July 2001, the Company completed three acquisitions of companies providing e-commerce solutions. The Company acquired Internet Commerce Express, Inc. based in Nashua, New Hampshire, ThinkXML, Inc. based in Rockville, Maryland, and purchased assets of Frontier Technologies Corporation, based in Mequon, Wisconsin. Consideration for the acquisitions consisted of approximately $50 million in cash and the issuance of approximately 112 thousand shares of common stock.

In July 2001, the Company also announced that it had signed a definitive agreement under which Minnequa Bank of Pueblo ("Minnequa") headquartered in Pueblo, Colorado, will merge with and into the Company's subsidiary, Vectra Bank Colorado. As of December 31, 2000, Minnequa had deposits of approximately $292 million and five banking offices.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted Financial Accounting Standards
Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133, as amended by Statement Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities.

ZIONS BANCORPORATION AND SUBSIDIARIES

The adoption of Statement No. 133, as amended, resulted in transition adjustments presented as a cumulative effect of change in accounting principle in the statement of income and in the statement of changes in shareholders' equity and comprehensive income (loss). The transition adjustments relate to recording the fair value of derivatives on the balance sheet, and to the effect of transferring certain held-to-maturity investments to either the trading or available-for-sale categories, as allowed by the Statement's transition provisions.

In the statement of income for the six months ended June 30, 2001, the transition adjustments resulted in a reduction to net income of $7.2 million, consisting of $.3 million, net of tax benefit of $.2 million, to record the fair value of derivatives on the balance sheet, and $6.9 million, net of tax benefit of $4.3 million, to reclassify certain investment securities. In the related statement of changes in shareholders' equity and comprehensive income (loss), the transition adjustments resulted in an increase to accumulated other comprehensive income of $34.5 million, consisting of $21.3 million, net of tax expense of $13.2 million, to record the fair value of derivatives on the balance sheet, and $13.2 million, net of tax expense of $8.0 million, to reclassify certain investment securities.

DEBT FINANCING

In May 2001, the Company issued $200 million in subordinated debt through Zions Financial Corp., a newly formed subsidiary. The debt consists of fixed/floating rate notes unconditionally guaranteed by Zions Bancorporation. The notes mature in May 2011 and bear interest at 6.95% through May 2006 and at one-month LIBOR plus 2.86% thereafter until maturity. The notes were originally issued through a private placement; however, they were registered with the Securities and Exchange Commission in August 2001.

PURCHASE OF MINORITY INTEREST

On April 16, 2001, the Company reacquired the minority interest of its subsidiary, California Bank & Trust ("CB&T"). This minority interest was sold to the management of CB&T and other individuals when the Company's acquisition of The Sumitomo Bank of California was completed in October 1998.

One half of the minority interest was sold to the former CEO of CB&T, who was also a director of the Company. The other half was sold to two limited liability companies, which the CEO managed. Members of these limited liability companies include, among others, certain senior officers of CB&T. The Company sold the minority interest to these individuals to provide incentive to them to substantially improve the performance of CB&T. The Company believes this objective has now been accomplished.

In accordance with the valuation terms of the minority shareholder agreement entered into in 1998, the Company repurchased the total minority interest for $66.0 million. On April 1, 2001, the carrying value of this minority interest was $37.8 million.

INCREASE OF AUTHORIZED SHARES

On April 20, 2001, the Company's shareholders voted to increase the authorized shares of the Company's common stock from 200,000,000 to 350,000,000.

ZIONS BANCORPORATION

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.

Statement No. 141 supersedes certain previous accounting guidance on business combinations, and eliminates the pooling-of-interest method of accounting unless the business combination was initiated prior to July 1, 2001. Certain changes were also made to the criteria used to recognize intangible assets apart from goodwill. The Statement is effective for any business combination completed after June 30, 2001.

Statement No. 142 also supersedes certain previous accounting rules for the amortization of goodwill and intangible assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to specified annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. This Statement will be effective for the Company beginning January 1, 2002. Until the Statement is adopted, transition rules provide for amortization of goodwill and intangible assets acquired before June 30, 2001.

Application of the nonamortization provisions of Statement No. 142 is expected to increase net income by approximately $34 million ($0.36 per diluted share) per year. Also, beginning in 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has not yet determined what effect the results of these tests will have on the Company's operations and financial position.

SUBSIDIARY COMPANY STOCK OPTIONS

Digital Signature Trust Co. (DST), a majority-owned subsidiary of the Company's wholly-owned subsidiary, Zions First National Bank, has stock options outstanding to employees and others to purchase approximately 2,117,000 shares of DST common stock at June 30, 2001. The options are not included in the Company's calculation of diluted earnings per share since they are antidilutive.

OPERATING SEGMENT INFORMATION

The Company manages its operations and prepares management reports with a primary focus on geographical area. All segments presented, except for the segment defined as "other," are based on commercial banking operations. Zions First National Bank and subsidiaries operates 128 branches in Utah and 22 in Idaho. California Bank & Trust operates 99 branches in Northern and Southern California. Nevada State Bank and subsidiaries operates 59 offices in Nevada. National Bank of Arizona operates 49 branches in Arizona. Vectra Bank Colorado operates 54 branches in Colorado and one branch in New Mexico. The Commerce Bank of Washington operates one branch in the state of Washington. The operating segment defined as "other" includes the parent company, smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated usage of those services.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended June 30, 2001 and June 30, 2000:

                                              ZIONS FIRST                                 NEVADA STATE
                                             NATIONAL BANK          CALIFORNIA              BANK AND              NATIONAL BANK
                                           AND SUBSIDIARIES        BANK & TRUST           SUBSIDIARIES              OF ARIZONA
                                          -------------------   -------------------   --------------------    ----------------------
(Amounts in millions)                       2001       2000       2001       2000       2001        2000        2001         2000
                                          --------   --------   --------   --------   --------    --------    ---------    ---------
CONDENSED INCOME STATEMENT
Net interest income ....................  $   69.6   $   55.1   $   86.9   $   72.8   $   28.9    $   25.1    $    26.0    $    21.0
Provision for loan losses ..............       6.0        2.3        0.7       --          2.5         1.5          0.3          1.0
Noninterest income .....................      53.1       41.2       16.6       10.9        5.5         5.5          4.2          3.5
Merger expense and amortization of
   goodwill and core deposit intangibles       0.7        0.8        6.6        5.2        0.3         0.6          0.9          0.5
Other noninterest expense ..............      70.5       52.7       57.9       44.2       19.8        18.0         15.8         11.6
Income tax expense (benefit) ...........      15.1       12.6       16.8       15.4        4.0         3.5          5.3          4.5
Minority interest ......................      --         (0.3)      --         --         --          --           --           --
                                          --------   --------   --------   --------   --------    --------    ---------    ---------
         Net income (loss) .............  $   30.4   $   28.2   $   21.5   $   18.9   $    7.8    $    7.0    $     7.9    $     6.9
                                          ========   ========   ========   ========   ========    ========    =========    =========

AVERAGE BALANCE SHEET DATA
Total assets ...........................  $  9,011   $  8,258   $  8,064   $  6,631   $  2,363    $  2,355    $   2,516    $   1,605
Net loans and leases ...................     5,489      4,434      5,545      4,652      1,371       1,359        1,760        1,237
Total deposits .........................     4,386      3,894      6,736      5,332      2,041       1,979        2,127        1,246

                                              VECTRA BANK       THE COMMERCE BANK OF                               CONSOLIDATED
                                                COLORADO             WASHINGTON              OTHER                   COMPANY
                                          -------------------   -------------------   --------------------    ----------------------
(Amounts in millions)                       2001       2000       2001       2000       2001        2000        2001         2000
                                          --------   --------   --------   --------   --------    --------    ---------    ---------
CONDENSED INCOME STATEMENT
Net interest income ....................  $   21.3   $   21.8   $    5.7   $    5.0   $   (3.4)   $   (6.2)   $   235.0    $   194.6
Provision for loan losses ..............       2.2        1.3        0.6        0.3       (0.1)       (0.1)        12.2          6.3
Noninterest income .....................       6.4        5.0        0.4        0.5        7.7         4.0         93.9         70.6
Merger expense and amortization of
   goodwill and core deposit intangibles       3.2        3.3       --         --          1.0         0.1         12.7         10.5
Other noninterest expense ..............      19.9       19.2        2.6        2.2        6.7         8.9        193.2        156.8
Income tax expense (benefit) ...........       1.6        1.8        1.0        1.0       (4.8)       (7.4)        39.0         31.4
Minority interest ......................      --         --         --         --         (1.8)        0.9         (1.8)         0.6
                                          --------   --------   --------   --------   --------    --------    ---------    ---------
         Net income (loss) .............  $    0.8   $    1.2   $    1.9   $    2.0   $    3.3    $   (4.6)   $    73.6    $    59.6
                                          ========   ========   ========   ========   ========    ========    =========    =========

AVERAGE BALANCE SHEET DATA
Total assets ...........................  $  2,261   $  2,162   $    516   $    413   $ (1,014)   $    (14)   $  23,717    $  21,410
Net loans and leases ...................     1,536      1,403        257        214         72          28       16,030       13,327
Total deposits .........................     1,410      1,419        362        295        (96)        (53)      16,966       14,112

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents operating segment information for the six months ended June 30, 2001 and June 30, 2000.

                                              ZIONS FIRST                                 NEVADA STATE
                                             NATIONAL BANK          CALIFORNIA              BANK AND              NATIONAL BANK
                                           AND SUBSIDIARIES        BANK & TRUST           SUBSIDIARIES              OF ARIZONA
                                          -------------------   -------------------   --------------------    ----------------------
(Amounts in millions)                       2001       2000       2001       2000       2001        2000        2001         2000
                                          --------   --------   --------   --------   --------    --------    ---------    ---------
CONDENSED INCOME STATEMENT
Net interest income ....................  $  138.9   $  108.8   $  158.2   $  143.6   $   56.6    $   50.4    $    50.2    $    41.4
Provision for loan losses ..............      11.7        2.5        1.5       --          5.0         4.5          0.9          1.7
Noninterest income .....................     117.5       74.2       49.7       20.8       11.8        11.9          7.8          6.8
Merger expense and amortization of
   goodwill and core deposit intangibles       2.6        4.5       11.7       14.6        0.7         5.1          1.4          0.9
Other noninterest expense ..............     137.8      104.6      110.6       91.2       39.7        35.5         30.2         22.8
Income tax expense (benefit) ...........      35.0       21.7       36.6       26.6        7.8         5.7         10.2          9.0
Minority interest ......................      (0.7)      (1.4)      --         --         --          --           --           --
Cumulative effect - adoption of FASB
   Stmt 133 ............................      (5.3)      --         (1.3)      --         (0.6)       --           --           --
                                          --------   --------   --------   --------   --------    --------    ---------    ---------
         Net income (loss) .............  $   64.7   $   51.1   $   46.2   $   32.0   $   14.6    $   11.5    $    15.3    $    13.8
                                          ========   ========   ========   ========   ========    ========    =========    =========

AVERAGE BALANCE SHEET DATA
Total assets ...........................  $  8,888   $  8,265   $  7,402   $  6,596   $  2,355    $  2,337    $   2,231    $   1,607
Net loans and leases ...................     5,301      4,283      5,191      4,616      1,374       1,358        1,629        1,233
Total deposits .........................     4,307      3,955      6,150      5,364      2,025       1,955        1,875        1,239

                                              VECTRA BANK       THE COMMERCE BANK OF                               CONSOLIDATED
                                                COLORADO             WASHINGTON              OTHER                   COMPANY
                                          -------------------   -------------------   --------------------    ----------------------
(Amounts in millions)                       2001       2000       2001       2000       2001        2000        2001         2000
                                          --------   --------   --------   --------   --------    --------    ---------    ---------
CONDENSED INCOME STATEMENT
Net interest income ....................  $   42.9   $   43.7   $   11.1   $    9.7   $   (7.1)   $  (12.0)   $   450.8    $   385.6
Provision for loan losses ..............       5.2        2.4        0.8        0.5       (0.1)       (0.1)        25.0         11.5
Noninterest income .....................      12.1        9.1        0.8        0.8        6.0       (89.3)       205.7         34.3
Merger expense and amortization of
   goodwill and core deposit intangibles.      6.4        7.0       --         --          2.1        29.2         24.9         61.3
Other noninterest expense ..............      38.8       36.8        5.0        4.4       22.3        11.0        384.4        306.3
Income tax expense (benefit) ...........       3.2        3.9        2.1        1.9      (14.8)      (59.3)        80.1          9.5
Minority interest ......................      --         --         --         --         (2.7)        1.6         (3.4)         0.2
Cumulative effect - adoption of FASB
   Stmt 133 ............................      --         --         --         --         --          --           (7.2)        --
                                          --------   --------   --------   --------   --------    --------    ---------    ---------
         Net income (loss) .............  $    1.4   $    2.7   $    4.0   $    3.7   $   (7.9)   $  (83.7)   $   138.3    $    31.1
                                          ========   ========   ========   ========   ========    ========    =========    =========

AVERAGE BALANCE SHEET DATA
Total assets ...........................  $  2,213   $  2,158   $    519   $    416   $   (678)   $     31    $  22,930    $  21,410
Net loans and leases ...................     1,511      1,388        247        208         65          26       15,318       13,112
Total deposits .........................     1,403      1,441        368        296        (79)        (67)      16,049       14,183

For the six months ended June 30, 2000, the "other" operating segment includes the impairment loss on the First Security Corporation common stock in noninterest income and part of the merger-related expense in noninterest expense.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

FINANCIAL HIGHLIGHTS
(Unaudited)


                                                            Three Months Ended                     Six Months Ended
(In thousands, except per share and ratio data)                  June 30,                              June 30,
                                                    ----------------------------------   -------------------------------------
                                                      2001         2000      % Change      2001          2000        % Change
                                                    ---------    ---------   ---------   ---------     ---------    ----------
EARNINGS
Taxable-equivalent net interest income ..........   $ 240,151    $ 199,099     20.62 %   $ 460,860     $ 393,939       16.99 %
Net interest income .............................     235,018      194,598     20.77 %     450,855       385,590       16.93 %
Noninterest income (3) ..........................      93,893       70,599     32.99 %     205,662       131,199       56.76 %
Impairment loss First Security Corporation
     common stock (1) ...........................        --           --                      --         (96,911)
Provision for loan losses .......................      12,235        6,214     96.89 %      25,007        11,462      118.17 %
Noninterest expense .............................     205,910      167,312     23.07 %     409,309       367,624       11.34 %
Income before income taxes ......................     110,766       91,671     20.83 %     222,201        40,792      444.72 %
Income taxes ....................................      38,954       31,445     23.88 %      80,092         9,490      743.96 %
Minority interest ...............................      (1,783)         643   (377.29)%      (3,387)          211    (1705.21)%
Cumulative effect of adoption of  FASB Stmt 133 .        --           --                    (7,159)         --            --
Net income ......................................      73,595       59,583     23.52 %     138,337        31,091      344.94 %

PER COMMON SHARE
Net income (diluted) before cumulative effect ...        0.79         0.69     14.49 %        1.59          0.36      341.67 %
Cumulative effect of adoption of  FASB Stmt 133 .        --           --                     (0.08)         --
Net income (diluted) ............................        0.79         0.69     14.49 %        1.51          0.36      319.44 %
Dividends .......................................        0.20         0.20      0.00 %        0.40          0.49      (18.37)%
Book value ......................................                                            23.80         19.06       24.87 %

SELECTED RATIOS
Return on average assets ........................      1.24 %       1.12 %                    1.22%         0.29%
Return on average common equity .................     13.67 %      14.93 %                   13.80%         3.83%
Efficiency ratio (3) ............................     61.64 %      62.04 %                   61.41%        70.01%
Net interest margin .............................      4.63 %       4.23 %                    4.62%         4.18%

OPERATING CASH EARNINGS (2) (3)
Taxable-equivalent net interest income ..........   $ 240,151    $ 199,099     20.62 %   $ 460,860     $ 393,939       16.99 %
Net interest income .............................     235,018      194,598     20.77 %     450,855       385,590       16.93 %
Noninterest income ..............................      93,893       70,599     32.99 %     205,662       131,199       56.76 %
Provision for loan losses .......................      12,235        6,214     96.89 %      25,007        11,462      118.17 %
Noninterest expense .............................     193,201      156,853     23.17 %     384,446       306,332       25.50 %
Income before income taxes ......................     123,475      102,130     20.90 %     247,064       198,995       24.16 %
Income taxes ....................................      40,736       33,079     23.15 %      83,798        65,298       28.33 %
Minority interest ...............................      (1,783)         847   (310.51)%      (3,187)          731     (535.98)%
Net income before cumulative effect of adoption
     of FASB Stmt 133 ...........................      84,522       68,204     23.93 %     166,453       132,966       25.18 %

PER COMMON SHARE
Net income (diluted) ............................        0.91         0.79     15.19 %        1.82          1.54       18.18 %
Dividends .......................................        0.20         0.20      0.00 %        0.40          0.49      (18.37)%
Book value ......................................                                            14.86         11.51       29.11 %

SELECTED RATIOS
Return on average assets ........................      1.48 %       1.32 %                  1.51 %          1.29%
Return on average common equity .................     25.01 %      28.82 %                 25.80 %         27.45%
Efficiency ratio ................................     57.84 %      58.16 %                 57.68 %         58.33%
Net interest margin .............................      4.63 %       4.23 %                  4.62 %          4.18%

(1)  This investment was written down to $14.11 per common share.
(2) Before amortization of goodwill and core deposit intangible assets, merger related expense and the cumulative effect of adoption of FASB Statement No. 133.
(3)  Excludes impairment loss on First Security Corporation common stock.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

                                                       Three Months Ended                             Six Months Ended
(In thousands, except share and ratio data)                 June 30,                                      June 30,
                                            -----------------------------------------   --------------------------------------------
                                                2001           2000        % Change         2001           2000          % Change
                                            ------------   ------------   -----------   -----------    -----------    --------------
AVERAGE BALANCES
Total assets .............................. $ 23,717,349   $ 21,410,382       10.77 %   $22,930,070    $21,409,795            7.10 %
Securities ................................    3,698,320      4,509,800      (17.99)%     3,889,179      4,578,079          (15.05)%
Net loans and leases ......................   16,030,368     13,327,079       20.28 %    15,317,892     13,111,695           16.83 %
Goodwill ..................................      697,978        575,352       21.31 %       633,192        578,539            9.45 %
Core deposit intangibles ..................      104,960         77,486       35.46 %        87,000         79,309            9.70 %
Total deposits ............................   16,966,059     14,111,988       20.22 %    16,048,889     14,182,678           13.16 %
Minority interest .........................       28,574         40,172      (28.87)%        41,073         39,918            2.89 %
Shareholders' equity ......................    2,158,613      1,604,801       34.51 %     2,021,357      1,632,068           23.85 %

Weighted average common and common-
  equivalent shares outstanding ...........   93,210,378     86,322,966        7.98 %    91,338,796     86,420,490            5.69 %

AT PERIOD END
Total assets ..............................                                              23,487,799     21,458,435            9.46 %
Securities ................................                                               3,306,507      4,328,128          (23.60)%
Net loans and leases ......................                                              16,476,319     13,775,251           19.61 %
Sold loans being serviced (1) .............                                               1,794,063      1,201,290           49.34 %
Allowance for loan losses .................                                                 229,865        197,430           16.43 %
Goodwill ..................................                                                 731,176        571,736           27.89 %
Core deposit intangibles ..................                                                  94,845         75,828           25.08 %
Total deposits ............................                                              17,170,084     14,513,983           18.30 %
Minority interest .........................                                                  16,074         40,426          (60.24)%
Shareholders' equity ......................                                               2,197,722      1,633,984           34.50 %

Common shares outstanding .................                                              92,328,261     85,726,222            7.70 %

Average equity to average assets ..........         9.10%          7.50%                       8.82%          7.62%
Common dividend payout ....................        25.17%         28.77%                      26.74%         46.16%(2)
Nonperforming assets ......................                                                  87,500         84,255            3.85 %
Loans past due 90 days or more ............                                                  40,750         22,298           82.75 %
Nonperforming assets to net loans and
  leases, other real estate owned and other
  nonperforming assets at June 30 .........                                                    0.53%          0.61%

(1) Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding long-term first mortgage residential real estate loans.
(2)  Excludes impairment loss on First Security Corporation common stock.

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation and subsidiaries (the Company) achieved net income of $73.6 million or $0.79 per diluted share for the second quarter of 2001, an increase of 23.5% and 14.5%, respectively, over the $59.6 million or $0.69 per diluted share earned in the second quarter of 2000.

Consolidated net income was $138.3 million or $1.51 per diluted share for the first six months of 2001, compared to $31.1 million or $0.36 per diluted share for the first six months of 2000. In 2001, net income included merger-related charges of $2.1 million ($0.02 per share) and nonrecurring charges related to the reclassification of investment securities and the related cumulative effect of a change in accounting principle totaling $7.2 million ($0.08 per share). In 2000, net income included $86.1 million ($1.00 per share) related to the Company's terminated merger with First Security Corporation, including a write-down to market value of its investment in First Security Corporation common stock.

The annualized return on average assets for the second quarter of 2001 was 1.24% compared to 1.12% for the second quarter of 2000, and 1.19% for the first quarter of 2001. The annualized return on average common shareholders' equity was 13.67% for the quarter, compared to 14.93% for the second quarter of 2000, and 13.94% for the first quarter of 2001. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the second quarter was 61.64% compared to 62.04% for the second quarter of 2000 and 61.18% for the first quarter of 2001.

For the first six months of 2001, the annualized return on average assets was 1.22% compared to 0.29% for the same period in 2000. The annualized return on average common shareholders' equity was 13.80% for the first six months of 2001 compared to 3.83% for the first six months of 2000.

The Company's second quarter $14.0 million (23.5%) increase in earnings compared to the same period the previous year reflects a $40.4 million (20.8%) increase in net interest income and a $23.3 million (33.0%) increase in noninterest income, partially offset by a $6.0 million (96.9%) increase in the provision for loan losses, a $38.6 million (23.1%) increase in noninterest expense, and a $7.5 million (23.9%) increase in income taxes.

For the first six months of 2001 compared to the same period the previous year, the $107.2 million (344.9%) increase in net income results from a $65.3 million (16.9%) increase in net interest income, a $74.5 million (56.8%) increase in noninterest income, excluding the $96.9 million impairment loss on First Security Corporation common stock in 2000, and a $3.6 million increase resulting from changes to the minority interest, all offset by a $13.5 million (118.2%) increase in the provision for loan losses, a $41.7 million (11.3%) increase in noninterest expense, a $70.6 million (744.0%) increase in income taxes, and the $7.2 million cumulative effect of a change in accounting principle.

OPERATING CASH EARNINGS RESULTS

The Company also provides its earnings performance on an operating cash basis because it believes its cash performance gives a better reflection of its financial position and shareholder value creation, and better demonstrates its ability to support growth, pay dividends, and repurchase stock, than providing only reported net income. Operating cash earnings are earnings before amortization of goodwill and core deposit intangible assets and merger-related expenses.

ZIONS BANCORPORATION AND SUBSIDIARIES

Operating cash earnings for the second quarter of 2001 were $84.5 million or $0.91 per diluted share, an increase of 23.9% and 15.2%, respectively, over the $68.2 million or $0.79 per diluted share earned in the second quarter of 2000. Operating cash earnings for the second quarter of 2001 increased 3.2% over the $81.9 million earned during the first quarter of 2001. Operating cash earnings per diluted share for the second quarter of 2001 decreased 1.1% from the $0.92 for the first quarter of 2001. Year-to-date operating cash earnings were $166.5 million or $1.82 per diluted share, an increase of 25.2% and 18.2%, respectively, over the $133.0 million or $1.54 per diluted share earned in the first half of 2000.

The operating cash annualized return on average assets for the second quarter and for the first six months of 2001 was 1.48% and 1.51% compared to 1.32% and 1.29%, respectively, in 2000. Operating cash annualized return on average common shareholders' equity was 25.01% and 25.80% for the second quarter and for the first six months of 2001, compared to 28.82% and 27.45% for the same periods in 2000. The Company's cash efficiency ratio for the second quarter and for the first six months of 2001 was 57.84% and 57.68%, respectively, compared to 58.16% and 58.33% for the same periods in 2000.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the second quarter of 2001, adjusted to a fully taxable-equivalent basis, increased 20.6% to $240.2 million compared to $199.1 million for the second quarter of 2000, and increased 8.8% from $220.7 million from the first quarter of 2001. Net interest margin was 4.63% for the second quarter of 2001, compared to 4.23% for the second quarter of 2000 and 4.59% for the first quarter of 2001. Six-month net interest income, on a fully taxable-equivalent basis, was $460.9 million in 2001, an increase of 17.0% compared to $393.9 million for the first six months of 2000. Net interest margin for the first six months of 2001 was 4.62%, compared to 4.18% for the first six months of 2000. The increased margins for 2001 compared to 2000 result primarily from a more attractive balance sheet composition including robust loan growth and a decrease in borrowed funds.

The yield on average earning assets decreased 56 basis points during the second quarter of 2001 as compared to the second quarter of 2000, and 61 basis points from the first quarter of 2001. The average rate paid this quarter on interest-bearing funds decreased 101 basis points from the second quarter of 2000 and 71 basis points from the first quarter of 2001. Comparing the first six months of 2001 with 2000, the yield on average earning assets decreased 7 basis points, while the cost of interest-bearing funds decreased 51 basis points.

The spread on average interest-bearing funds for the second quarter of 2001 was 3.96%, up from 3.51% for the second quarter of 2000 and up from the 3.86% for the first quarter of 2001. The spread on average interest-bearing funds for the first six months of 2001 was 3.92%, up from 3.48% for the first six months of 2000.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                         Three Months Ended                        Three Months Ended
                                                            June 30, 2001                             June 30, 2000
                                               ---------------------------------------   ---------------------------------------
                                                  Average       Amount of      Average      Average       Amount of      Average
(In thousands)                                    Balance      Interest (1)     Rate        Balance      Interest (1)     Rate
                                               ------------    ------------    -------   ------------    ------------    -------
ASSETS
Money market investments ...................   $  1,055,018    $     11,451      4.35%   $  1,107,087    $     18,313      6.65%
Securities:
  Held to maturity .........................         51,365             796      6.22%      3,279,077          54,967      6.74%
  Available for sale .......................      3,080,120          50,226      6.54%        614,748          10,296      6.74%
  Trading account ..........................        566,835           7,197      5.09%        615,975           9,712      6.34%
                                               ------------    ------------              ------------    ------------
    Total securities .......................      3,698,320          58,219      6.31%      4,509,800          74,975      6.69%
                                               ------------    ------------              ------------    ------------

Loans:
  Loans held for sale ......................        206,384           3,158      6.14%        174,358           3,261      7.52%
  Net loans and leases (2) .................     15,823,984         339,714      8.61%     13,152,721         304,575      9.31%
                                               ------------    ------------              ------------    ------------
    Total loans ............................     16,030,368         342,872      8.58%     13,327,079         307,836      9.29%
                                               ------------    ------------              ------------    ------------
Total interest-earning assets ..............     20,783,706         412,542      7.96%     18,943,966         401,124      8.52%
                                                               ------------                              ------------
Cash and due from banks ....................        835,000                                   833,878
Allowance for loan losses ..................       (227,809)                                 (201,311)
Goodwill ...................................        697,978                                   575,352
Core deposit intangibles ...................        104,960                                    77,486
Other assets ...............................      1,523,514                                 1,181,011
                                               ------------                              ------------
    Total assets ...........................   $ 23,717,349                              $ 21,410,382
                                               ============                              ============

LIABILITIES

Interest-bearing deposits:
  Savings and NOW deposits .................   $  2,131,000           8,759      1.65%   $  1,824,264           9,727      2.14%
  Money market super NOW deposits ..........      6,961,095          60,109      3.46%      6,075,324          71,413      4.73%
  Time deposits under $100,000 .............      2,201,258          27,801      5.07%      1,705,326          21,029      4.96%
  Time deposits $100,000 or more ...........      1,643,045          24,305      5.93%      1,130,266          15,638      5.56%
  Foreign deposits .........................         97,504             777      3.20%        132,195           1,577      4.80%
                                               ------------    ------------              ------------    ------------
    Total interest-bearing deposits ........     13,033,902         121,751      3.75%     10,867,375         119,384      4.42%
                                               ------------    ------------              ------------    ------------
Borrowed funds:
  Securities sold, not yet purchased .......        331,314           4,562      5.52%        303,219           4,830      6.41%
  Federal funds purchased and security
    repurchase agreements ..................      2,561,867          25,214      3.95%      2,784,960          40,186      5.80%
  Commercial paper .........................        330,896           4,025      4.88%        293,205           4,545      6.23%
  FHLB advances and other borrowings:
    less than one year .....................        303,306           4,208      5.56%      1,377,691          22,225      6.49%
    over one year ..........................        172,127           2,327      5.42%        134,989           2,009      5.99%
  Long-term debt ...........................        550,985          10,304      7.50%        446,993           8,846      7.96%
                                               ------------    ------------              ------------    ------------
    Total borrowed funds ...................      4,250,495          50,640      4.78%      5,341,057          82,641      6.22%
                                               ------------    ------------              ------------    ------------
Total interest-bearing liabilities .........     17,284,397         172,391      4.00%     16,208,432         202,025      5.01%
                                                               ------------                              ------------
Noninterest-bearing deposits ...............      3,932,157                                 3,244,613
Other liabilities ..........................        313,608                                   312,364
                                               ------------                              ------------
Total liabilities ..........................     21,530,162                                19,765,409
Minority interest ..........................         28,574                                    40,172
Total shareholders' equity .................      2,158,613                                 1,604,801
                                               ------------                              ------------
Total liabilities and shareholders' equity .   $ 23,717,349                              $ 21,410,382
                                               ============                              ============

Spread on average interest-bearing funds ...                                     3.96%                                     3.51%
Net interest income and net yield on
  interest-earning assets ..................                   $    240,151      4.63%                   $    199,099      4.23%
                                                               ============                              ============

(1)  Taxable-equivalent-rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

                                                          Six Months Ended                          Six Months Ended
                                                            June 30, 2001                             June 30, 2000
                                               ---------------------------------------   ---------------------------------------
                                                  Average       Amount of      Average      Average       Amount of      Average
(In thousands)                                    Balance      Interest (1)     Rate        Balance      Interest (1)     Rate
                                               ------------    ------------    -------   ------------    ------------    -------
ASSETS
Money market investments ...................   $    927,083    $     21,665      4.71%   $  1,244,112    $     38,402      6.21%
Securities:
  Held to maturity .........................         51,670           1,781      6.95%      3,295,519         109,883      6.71%
  Available for sale .......................      3,187,063         108,531      6.87%        678,305          20,824      6.17%
  Trading account ..........................        650,446          18,195      5.64%        604,255          18,668      6.21%
                                               ------------    ------------              ------------    ------------
    Total securities .......................      3,889,179         128,507      6.66%      4,578,079         149,375      6.56%
                                               ------------    ------------              ------------    ------------

Loans:
  Loans held for sale ......................        193,219           6,242      6.51%        183,203           6,580      7.22%
  Net loans and leases (2) .................     15,124,673         667,913      8.91%     12,928,492         590,170      9.18%
                                               ------------    ------------              ------------    ------------
    Total loans ............................     15,317,892         674,155      8.88%     13,111,695         596,750      9.15%
                                               ------------    ------------              ------------    ------------
Total interest-earning assets ..............     20,134,154         824,327      8.26%     18,933,886         784,527      8.33%
                                                               ------------                              ------------
Cash and due from banks ....................        811,801                                   850,665
Allowance for loan losses ..................       (214,680)                                 (203,296)
Goodwill ...................................        633,192                                   578,539
Core deposit intangibles ...................         87,000                                    79,309
Other assets ...............................      1,478,603                                 1,170,692
                                               ------------                              ------------
    Total assets ...........................   $ 22,930,070                              $ 21,409,795
                                               ============                              ============

LIABILITIES

Interest-bearing deposits:
  Savings and NOW deposits .................   $  1,942,383          17,371      1.80%   $  1,800,622          19,575      2.19%
  Money market super NOW deposits ..........      6,775,483         128,552      3.83%      6,035,199         136,461      4.55%
  Time deposits under $100,000 .............      1,996,123          51,545      5.21%      1,756,156          42,651      4.88%
  Time deposits $100,000 or more ...........      1,546,005          46,022      6.00%      1,194,490          31,088      5.23%
  Foreign deposits .........................        110,062           1,846      3.38%        142,371           3,601      5.09%
                                               ------------    ------------              ------------    ------------
    Total interest-bearing deposits ........     12,370,056         245,336      4.00%     10,928,838         233,376      4.29%
                                               ------------    ------------              ------------    ------------
Borrowed funds:
  Securities sold, not yet purchased .......        357,527           9,847      5.55%        302,817           9,605      6.38%
  Federal funds purchased and security
    repurchase agreements ..................      2,641,829          59,937      4.58%      2,956,192          82,109      5.59%
  Commercial paper .........................        308,813           8,342      5.45%        301,615           9,324      6.22%
  FHLB advances and other borrowings:
    less than one year .....................        551,438          16,639      6.08%      1,117,744          34,851      6.27%
    over one year ..........................        151,497           4,236      5.64%        124,835           3,647      5.88%
  Long-term debt ...........................        492,414          19,130      7.83%        449,776          17,676      7.90%
                                               ------------    ------------              ------------    ------------
    Total borrowed funds ...................      4,503,518         118,131      5.29%      5,252,979         157,212      6.02%
                                               ------------    ------------              ------------    ------------
Total interest-bearing liabilities .........     16,873,574         363,467      4.34%     16,181,817         390,588      4.85%
                                                               ------------                              ------------
Noninterest-bearing deposits ...............      3,678,833                                 3,253,840
Other liabilities ..........................        315,233                                   302,152
                                               ------------                              ------------
Total liabilities ..........................     20,867,640                                19,737,809
Minority interest ..........................         41,073                                    39,918
Total shareholders' equity .................      2,021,357                                 1,632,068
                                               ------------                              ------------
Total liabilities and shareholders' equity .   $ 22,930,070                              $ 21,409,795
                                               ============                              ============

Spread on average interest-bearing funds ...                                     3.92%                                     3.48%
Net interest income and net yield on
  interest-earning assets ..................                   $    460,860      4.62%                   $    393,939      4.18%
                                                               ============                              ============

(1)  Taxable-equivalent-rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 96.9% to $12.2 million for the second quarter of 2001, compared to $6.2 million for the second quarter of 2000, and decreased 4.2% from the $12.8 million for the first quarter of 2001. The provision for loan losses for the first six months of 2001 totaled $25.0 million, 118.2% more than the $11.5 million provision for the first six months of 2000. On an annualized basis, the year-to-date provision is 0.33% of average loans for 2001 compared to 0.17% for 2000. The provision for loan losses reflects management's judgment of the expense required to maintain an adequate allowance for loan losses.

NONINTEREST INCOME

Noninterest income for the second quarter of 2001 was $93.9 million, an increase of 33.0% from the $70.6 million for the second quarter of 2000, and a decrease of 16.0% from the $111.8 million for the first quarter of 2001. The first quarter of 2001 included a gain of $50.2 million from the Company's investment in Star System and $22.4 million in valuation adjustment write-downs on venture capital investments.

Comparing the segments of noninterest income for the second quarter of 2001 with the second quarter of 2000, service charges on deposit accounts increased 31.7%, other service charges and fees increased 43.0%, underwriting and trading income increased 76.1%, and loan sales and servicing income increased 74.5%. Service charges on deposit accounts for the second quarter of 2001 include income from the acquisitions of County Bank, Draper Bancorp, Eldorado Bancshares and the Arizona branches of Pacific Century Bank. Other service charges and fees include revenues from the above acquisitions and increased investment department fees. The increase in loan sales and servicing income for the second quarter of 2001 compared to the second quarter of 2000 is primarily due to a 67.8% increase in loans sold into securitization facilities and additional servicing fees from a small business securitization completed during the third quarter of 2000.

Noninterest income for the six months ended June 30, 2001 was $205.7 million, an increase of 56.8% from the $131.2 million for same period in 2000, excluding the $96.9 million impairment loss on the First Security Corporation common stock.

Comparing the segments of noninterest income for the first six months of 2001 with the first six months of 2000, excluding the $96.9 million impairment loss, service charges on deposit accounts increased 23.9%, other service charges, commissions and fees increased 29.2%, underwriting and trading income increased 71.3%, loan sales and servicing income increased 85.4%, and other income increased 205.4%. The Company recognized net investment securities losses of $6.7 million during the first six months of 2001 compared to net gains of $3.5 million for the same period in 2000. The year-to-date increases in service charges on deposit accounts and other service charges and fees are attributable to the same factors previously discussed for the quarterly increases. The increased loan sales and servicing income relate to increased sales volumes in revolving securitizations and servicing fee income from the small business securitization previously mentioned. The increase in other income is mainly attributable to the $50.2 million Star System gain in the first quarter of 2001 offset in part by valuation adjustment write-downs on venture capital investments. The $6.7 million recognized net loss on investment securities for the first six months of 2001 includes $9.4 million of net losses on venture fund marketable equity securities recognized during the first quarter of 2001.

ZIONS BANCORPORATION AND SUBSIDIARIES

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 2001 was $205.9 million, an increase of 23.1% over $167.3 million for the second quarter of 2000, and an increase of 1.2% over the $203.4 million for the first quarter of 2001. Comparing significant changes in noninterest expense segments for the second quarter of 2001 with the second quarter of 2000, salaries and employee benefits increased 23.7%, occupancy increased 22.2%, amortization of goodwill and core deposit intangibles increased 28.7%, other noninterest expense increased 28.3%, and the total of all other noninterest expenses increased 15.4%. Noninterest expense for 2001 includes expenses related to the acquisitions previously discussed.

Noninterest expense for the six months ended June 30, 2001 was $409.3 million compared to $367.6 million for the six months ended June 30, 2000, for an increase of 11.3%. Comparing significant changes in noninterest expense segments for the first six months of 2001 with the comparable period in 2000, salaries and employee benefits increased 27.8%, occupancy increased 20.7%, merger-related expense decreased 92.3%, other noninterest expense increased 28.5%, and the total of all other noninterest expenses increased 17.8%. Merger-related expense for 2000 included approximately $42.7 million mainly related to a terminated merger agreement with First Security Corporation and the related disengagement process.

At June 30, 2001, the Company had 7,738 full-time equivalent employees, 413 offices, and 537 ATMs, compared to 6,787 full-time equivalent employees, 364 offices, and 498 ATMs at June 30, 2000.

INCOME TAXES

The Company's income taxes increased 24.2% to $39.0 million for the second quarter of 2001 compared to $31.4 million for the second quarter of 2000. The Company's income taxes were $80.1 million for the first six months of 2001, compared to $9.5 million for the first six months of 2000. The Company's effective income tax rate was 35.2% for the second quarter of 2001, compared to 34.3% for the second quarter of 2000. The effective income tax rate for the first six months of 2001 was 36.0% compared to 23.3% for the first six months of 2000. The lower rate in 2000 was due to the effect of merger costs and the impairment loss on First Security Corporation common stock, which were considered unusual, infrequently occurring items.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 6.3% to $20,134 million for the six months ended June 30, 2001, compared to $18,934 million for the six months ended June 30, 2000. Earning assets comprised 87.8% of total average assets for the first six months of 2001, compared with 88.4% for the first six months of 2000.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements decreased 25.5% to $927 million in the first six months of 2001 as compared to $1,244 million in the first six months of 2000.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first six months of 2001, average securities decreased 15.0% to $3,889 million compared to $4,578 million in the first six months of 2000. Average investment portfolio securities decreased 18.5% and average trading securities increased 7.6%. Effective January 1, 2001, the Company transferred securities from held-to-maturity to available for sale as allowed by FASB Statement No. 133 transition provisions and, mainly during the first quarter, sold investment securities to improve its balance sheet composition.

Average net loans and leases increased 16.8% to $15,318 million for the first six months of 2001 compared to $13,112 million in the first six months of 2000, representing 76.1% of earning assets in the first six months of 2001 compared to 69.2% in the first six months of 2000. Average net loans and leases were 95.4% of average total deposits for the six months ended June 30, 2001, as compared to 92.4% for the six months ended June 30, 2000.

INVESTMENT SECURITIES

The following table presents the Company's held-to-maturity and available-for-sale investment securities:

                                                         June 30,              December 31,              June 30,
                                                           2001                    2000                    2000
                                                   ---------------------   ---------------------   ---------------------
                                                   Amortized    Market     Amortized    Market     Amortized    Market
(In millions)                                        cost        value       cost        value       cost        value
                                                   ---------   ---------   ---------   ---------   ---------   ---------
Held to maturity
    U.S. Treasury Securities ...................   $    --     $    --     $       1   $       1   $       1   $       1
    U.S. government agencies and corporations:
       Small Business Administration loan-
            backed securities ..................        --          --           560         563         467         486
       Other agency securities .................        --          --         1,269       1,285       1,283       1,247
    States and political subdivisions ..........        --          --           292         296         319         314
    Mortgage-backed securities .................          51          51       1,003       1,008       1,172       1,161
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                          51          51       3,125       3,153       3,242       3,209
                                                   ---------   ---------   ---------   ---------   ---------   ---------
Available for sale
    U.S. Treasury securities ...................          57          59          51          52          57          57
    U.S. government agencies and corporations ..       1,018       1,022          94          94         209         209
    States and political subdivisions ..........         425         430         185         190         133         132
    Mortgage/asset-backed and debt securities ..       1,117       1,131         274         273          94          89
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                       2,617       2,642         604         609         493         487
                                                   ---------   ---------   ---------   ---------   ---------   ---------
    Equity securities:
       Mutual funds:
            Accessor Funds, Inc. ...............         235         245         159         160         154         140
       Other Stock .............................          63         106          18          13         121         119
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                         298         351         177         173         275         259
                                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                       2,915       2,993         781         782         768         746
                                                   ---------   ---------   ---------   ---------   ---------   ---------
    Total ......................................   $   2,966   $   3,044   $   3,906   $   3,935   $   4,010   $   3,955
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

The table below sets forth the amount of loans outstanding by type:


(In millions)
                                               June 30,     December 31,     June 30,
Types                                            2001           2000           2000
-----                                        ------------   ------------   ------------
Loans held for sale ......................   $        207   $        181   $        187
Commercial, financial, and agricultural ..          4,043          3,615          3,244
Real estate:
       Construction ......................          2,699          2,273          2,104
       Other:
               Home equity credit line ...            330            263            234
               1-4 family residential ....          3,075          2,911          2,869
               Other real estate-secured .          4,997          4,190          4,232
                                             ------------   ------------   ------------
                                                    8,402          7,364          7,335
                                             ------------   ------------   ------------
                                                   11,101          9,637          9,439
Consumer:
       Bankcard ..........................            111            135            115
       Other .............................            646            472            450
                                             ------------   ------------   ------------
                                                      757            607            565

Lease financing ..........................            372            317            273
Foreign loans ............................             17             26             39
Other receivables ........................             70             75             98
                                             ------------   ------------   ------------
       Total loans .......................   $     16,567   $     14,458   $     13,845
                                             ============   ============   ============

Loans held for sale on June 30, 2001 increased 14.4% from December 31, 2000. All other loans, net of unearned income and fees increased 14.6% to $16,269 million on June 30, 2001 compared to $14,197 million on December 31, 2000. Commercial loans, construction loans, and other real estate loans increased from year-end 11.8%, 18.7%, and 14.1%, respectively. Consumer loans and lease financing increased 24.7% and 17.4%, respectively. Foreign loans decreased 34.6% to $17 million and other receivables decreased 6.7%. Within the other real estate loan portfolio, home equity credit line loans increased 25.5%, 1-4 family residential loans increased 5.6%, and all other real estate-secured loans increased 19.3%

ZIONS BANCORPORATION AND SUBSIDIARIES

from year-end. During the first six months of 2001, the Company acquired loans aggregating approximately $1,127 million from the acquisitions of Draper Bancorp, Eldorado Bancshares and the Arizona branches of Pacific Century Bank.

On June 30, 2001, long-term first mortgage real estate loans serviced for others totaled $182 million, and consumer and other loan securitizations, which include loans sold under revolving securitization structures, totaled $1,794 million. During the first six months of 2001, the Company sold $257 million of loans classified in held for sale, and securitized and sold SBA loans, home equity credit line loans, credit card receivables and automobile loans totaling $455 million. During the first six months of 2001, total loans sold were $712 million compared to total loans sold of $559 million during the first six months of 2000.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $88 million on June 30, 2001, up from $71 million on December 31, 2000, and up from $84 million on June 30, 2000. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .53%, .49% and .61% on June 30, 2001, December 31, 2000, and June 30, 2000,
respectively.

Accruing loans past due 90 days or more totaled $41 million on June 30, 2001, up from $27 million on December 31, 2000, and $22 million on June 30, 2000. These loans equaled 0.25% of net loans and leases on June 30, 2001, 0.19% on December 31, 2000 and 0.16% on June 30, 2000.

The Company had one loan totaling $14.0 million on June 30, 2001 that was considered a potential problem loan. No loans to borrowers were considered potential problem loans at December 31, 2000 and June 30, 2000. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more, and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans included in nonaccrual loans and leases, amounted to $63 million on June 30, 2001, as compared to $46 million on December 31, 2000, and $68 million on June 30, 2000. The Company considers a loan to be impaired when the accrual of interest has been discontinued and it meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on June 30, 2001, December 31, 2000, and June 30, 2000, is a required allowance of $13 million, $10 million and $17 million, respectively, on $17 million, $16 million and $25 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets:


                                                    June 30,      December 31,      June 30,
(In millions)                                         2001            2000            2000
                                                  ------------    ------------    ------------
Nonaccrual loans ..............................   $         75    $         58    $         79
Restructured loans ............................              2               3               1
Other real estate owned and other
     nonperforming assets .....................             11              10               4
                                                  ------------    ------------    ------------
     Total ....................................   $         88    $         71    $         84
                                                  ============    ============    ============
% of net loans and leases*, other real estate
     owned and other nonperforming assets .....            .53%            .49%            .61%

Accruing loans past due 90 days or more .......   $         41    $         27    $         22
                                                  ============    ============    ============

% of net loans and leases* ....................            .25%            .19%            .16%

*Includes loans held for sale

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.40% of net loans and leases on June 30, 2001, compared to 1.36% on December 31, 2000 and 1.43% on June 30, 2000. Net charge-offs during the second quarter of 2001 were $9 million, or annualized 0.21% of average net loans and leases, compared to net charge-offs of $9 million for the second quarter of 2000. Net charge-offs for the first six months of 2001 were $15 million, or annualized, 19% of average net loans and leases, compared to $18 million or 0.28% annualized of average net loans and leases for the first six months of 2000.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 300.2% on June 30, 2001, compared to 320.7% on December 31, 2000 and 246.2% on
June 30, 2000. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 199.2% on June 30, 2001, compared to 229.3% on December 31, 2000 and 194.2% on June 30, 2000.

On June 30, 2001, December 31, 2000, and June 30, 2000, the allowance for loan losses includes an allocation of $37 million, $22 million, and $28 million, respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on June 30, 2001, December 31, 2000 and June 30, 2000 totaled $7,506 million, $7,254 million and $6,260 million, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

                                            Six Months Twelve Months  Six Months
                                              Ended        Ended        Ended
 (In millions)                               June 30,   December 31,   June 30,
                                               2001         2000         2000
                                             --------     --------     --------
Average loans* and leases outstanding
     (net of unearned income) .............. $ 15,318     $ 13,649     $ 13,112
                                             ========     ========     ========
Allowance for possible losses:
Balance at beginning of the period ......... $    196     $    204     $    204
Allowance of companies acquired ............       24            2         --
Provision charged against earnings .........       25           32           11
Loans and leases charged-off:
     Loans held for sale ...................     --           --           --
     Commercial, financial and agricultural.      (10)         (38)         (14)
     Real estate ...........................       (3)          (4)          (2)
     Consumer ..............................       (7)          (9)          (5)
     Lease financing .......................       (2)          (2)          (1)
     Other receivables .....................     --           --           --
                                             --------     --------     --------
          Total ............................      (21)         (53)         (22)
                                             --------     --------     --------
Recoveries:
     Loans held for sale ...................     --           --           --
     Commercial, financial and agricultural.        4            6            2
     Real estate ...........................     --              1            1
     Consumer ..............................        2            3            1
     Lease financing .......................     --              1         --
     Other receivables .....................     --           --           --
                                             --------     --------     --------
          Total ............................        6           11            4
                                             --------     --------     --------
Net loan and lease charge-offs .............      (15)         (42)         (18)
                                             --------     --------     --------
Balance at end of the period ............... $    230     $    196     $    197
                                             ========     ========     ========

*Includes loans held for sale

Ratio of annualized net charge-offs to
     average loans and leases ..............      .19%         .31%         .28%


DEPOSITS

Average total deposits of $16,049 million for the first six months of 2001 increased 13.2% compared to $14,183 million for the first six months of 2000, with average demand deposits increasing 13.1%. Average savings and NOW deposits and average money market and super NOW deposits increased 7.9%, and 12.3%, respectively, during the first six months of 2001, compared with the same period one year earlier.

ZIONS BANCORPORATION AND SUBSIDIARIES

Average time deposits under $100,000 increased 13.7% and time deposits over $100,000 increased 29.4% for the first six months of 2001 compared to the first six months of 2000. Average foreign deposits decreased 22.7% for the same periods.

Total deposits increased 13.9% to $17,170 million on June 30, 2001 as compared to $15,070 million on December 31, 2000. Deposits assumed in the Draper Bancorp, Eldorado Bancshares and Arizona branches of Pacific Century Bank acquisitions consummated during the first six months of 2001 aggregated approximately $1,690 million. Comparing June 30, 2001 to December 31, 2000, demand deposits increased 15.5%, savings and money market deposits increased 11.2%, time deposits under $100,000 increased 27.2%, time deposits over $100,000 increased 15.0% and foreign deposits decreased 31.0%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its financial obligations, including withdrawals by depositors and debt service requirements, as well as to fund customers' demand for credit. Liquidity is primarily provided by the regularly scheduled maturities of the Company's investment and loan portfolios.

The Federal Home Loan Bank ("FHLB") System is a major source of liquidity for each of the Company's subsidiary banks. Zions First National Bank and The Commerce Bank of Washington are members of the FHLB of Seattle. California Bank & Trust, Nevada State Bank, and National Bank of Arizona are members of the FHLB of San Francisco. Vectra Bank Colorado is a member of the FHLB of Topeka. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements.

Zions First National Bank provides a liquidity facility to Lockhart Funding LLC (Lockhart), a Qualified Special Purpose Vehicle. Lockhart purchases U.S. Government and AAA rated securities. These assets are funded through the issuance of commercial paper. During July 2001, the size of this liquidity facility was increased to $5.1 billion from $2.0 billion.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 89.7% of total deposits on June 30, 2001 as compared to 89.5% on December 31, 2000 and 89.0% on June 30, 2000.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium to long-term liquidity. The Company's ability to raise funds in the capital markets through the securitization process and by debt issuance allows the Company to take advantage of market opportunities to meet funding needs at reasonable cost.

During the second quarter of 2001, the Company issued $200 million of subordinated debt through a newly formed subsidiary, Zions Financial Corp. The debt is unconditionally guaranteed by Zions Bancorporation and matures in May 2011. The notes bear interest at 6.95% per annum through May 14, 2006 and at one-month LIBOR plus 2.86% thereafter until maturity.

The parent company's cash requirements consist primarily of debt service, dividends to shareholders, operating expenses, income taxes, and share repurchases. The parent company's cash needs are routinely satisfied through dividends from subsidiaries, the collection of proportionate shares of current income taxes, management and other fees from subsidiaries, and unaffiliated bank lines and debt issuance.

On July 30, 2001, the Company's board of directors authorized a repurchase of up to $50 million of the Company's common stock.

ZIONS BANCORPORATION AND SUBSIDIARIES

Interest rate sensitivity measures the Company's financial exposure to changes in interest rates. Interest rate sensitivity is, like liquidity, affected by maturities of assets and liabilities. The Company assesses its interest rate sensitivity using duration and simulation analysis. Duration is a measure of the weighted-average expected lives of the discounted cash flows from assets and liabilities. Simulation is used to estimate net interest income over time using alternative interest rate scenarios.

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

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity on June 30, 2001 was $2,198 million, an increase of 23.6% over the $1,779 million on December 31, 2000, and an increase of 34.5% over the $1,634 million on June 30, 2000. The increase in total shareholders' equity during 2001 includes $225 million related to acquisitions and $78 million of other comprehensive income. The ratio of average equity to average assets for the first six months of 2001 was 8.82% as compared to 7.62% for the same period in 2000. On June 30, 2001, the Company's Tier I risk-based capital ratio was 8.35%, as compared to 8.53% on December 31, 2000 and 7.97% on June 30, 2000. On June 30, 2001 the Company's total risk-based capital ratio was 11.63%, as compared to 10.83% on December 31, 2000 and 10.51% on June 30, 2000. The Company's leverage ratio on June 30, 2001 was 6.69%, as compared to 6.38% on December 31, 2000 and 5.91% on June 30, 2000.

Dividends declared of $.20 per common share for the second quarter of 2001 were unchanged from the dividends declared for the first quarter of 2001 and the second quarter of 2000. The common cash dividend payout of net income for the second quarter of 2001 was 25.17% compared to 28.51% for the first quarter of 2001 and 28.77% for the second quarter of 2000. The six-month year-to-date common cash dividend payout of net income was 26.74% for 2001 compared to 46.16% for 2000.

FORWARD-LOOKING INFORMATION

Statements in Management's Discussion and Analysis that are not based on historical data are forward- looking, including, for example, the projected performance of the Company and its operations. These statements constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from the projections discussed in Management's Discussion and Analysis since such projections involve significant risks and uncertainties. Factors that might cause such differences include, but are not limited to: the timing of closing proposed acquisitions being delayed or such acquisitions being prohibited; competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally in areas in which the Company conducts its operations, being less favorable than expected; and legislation or regulatory changes which

ZIONS BANCORPORATION AND SUBSIDIARIES

adversely affect the Company's operations or business. The Company disclaims any obligation to update any factors or to publicly announce the results of revisions to any of the forward-looking statements included herein to reflect future events or developments.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               ----------------------------------------------------------

Interest rate risk is the most significant market risk regularly undertaken by the Company. The Company believes there have been no significant changes in market risk compared to the disclosures in Zions Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.  OTHER INFORMATION
          -----------------

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
               -----------------------------------------------

The following is a summary of matters submitted to vote at the Annual Meeting of Shareholders of Zions Bancorporation:

         a) The Annual Meeting of Shareholders was held on April 20, 2001. The total number of shares eligible for voting was 85,567,900.

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

         c)    The matters voted upon and the results were as follows:

               (1)      Election of Directors
                        ---------------------

                                                                    Withhold
                                                      For           Authority
                                                   ----------       ---------
                        Roger B. Porter            74,248,458        250,573
                        L.E. Simmons               74,256,965        240,990
                        I.J. Wagner                74,208,836        290,383

               (2)      Approve an increase in the number of authorized shares
                        ------------------------------------------------------
                        of Capital Stock
                        -----------------
                        Approval to amend the Articles of Incorporation to increase the authorized capital stock from 203,000,000 shares without par value to 353,000,000 shares, divided into 350,000,000 shares of Common Stock without par value, and 3,000,000 shares of Preferred Stock without par value.

                                 For              Against         Abstain
                              54,821,412         3,273,842        207,191

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

               a)   Exhibits

               b)   Reports on Form 8-K

                    Zions Bancorporation filed the following reports on Form 8-K during the quarter ended June 30, 2001:

                    Form 8-K filed April 16, 2001 (Item 5). Announcement that Zions Bancorporation reacquired the minority interest in its subsidiary, California Bank & Trust for $66.0 million.

                    Form 8-K filed May 14, 2001 (Items 5. and 6.) A copy of a press release issued May 11, 2001 announcing the appointment of David Blackford as Chairman, President and CEO of its banking subsidiary, California Bank & Trust, and the retirement of Robert Sarver from that position and Robert Sarver's retirement from the Zions Bancorporation Board of Directors.


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


                                   ZIONS BANCORPORATION

                                   /s/Harris H. Simmons
                                   --------------------------------
                                   Harris H. Simmons, President and
                                   Chief Executive Officer


                                   /s/W. David Hemingway
                                   --------------------------------
                                   W. David Hemingway, Executive Vice
                                   President and Interim Chief Financial Officer


Dated August 14, 2001