Form 10-Q
period 2001-09-30
ZIONS BANCORPORATION /UT/
filed 2001-11-13
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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


Common Stock, without par value,
outstanding at November 5, 2001                            91,745,036 shares

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                           Page
PART I.  FINANCIAL INFORMATION                                             ----
         ---------------------

     ITEM 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets                                     3
             Consolidated Statements of Income                               4
             Consolidated Statements of Cash Flows                           6
             Consolidated Statements of Changes in Shareholders'
                Equity and Comprehensive Income (Loss)                       8
             Notes to Consolidated Financial Statements                      9

     ITEM 2. Management's Discussion and Analysis                           14

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk     30

PART II.  OTHER INFORMATION
          -----------------

     ITEM 6. Exhibits and Reports on Form 8-K                               30


SIGNATURES                                                                  31
----------

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.       FINANCIAL STATEMENTS (Unaudited)
              --------------------------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                         September 30,    December 31,    September 30,
                                                                             2001             2000             2000
                                                                         -------------   -------------    -------------
(In thousands, except share amounts)                                      (Unaudited)                      (Unaudited)

ASSETS
Cash and due from banks ..............................................   $     910,465   $   1,047,252    $     942,345
Money market investments:
   Interest-bearing deposits .........................................           2,169          21,237           20,218
   Federal funds sold ................................................         125,112          50,426          122,410
   Security resell agreements ........................................         507,536         456,404          630,111
Investment securities:
   Held to maturity, at cost (approximate market
     value $53,918, $3,152,740, and $3,243,799) ......................          53,880       3,125,433        3,242,734
   Available for sale, at market (includes $0 at September 30, 2001
     and $151,424 at December 31, 2000 pledged to creditors) .........       3,249,657         782,466          598,483
   Trading account, at market (includes $277,358 at September 30, 2001
     and $15,096 at December 31, 2000 pledged to creditors) ..........         377,075         280,410          420,807
                                                                         -------------   -------------    -------------
                                                                             3,680,612       4,188,309        4,262,024
Loans:
   Loans held for sale ...............................................         260,698         181,159          226,028
   Loans, leases and other receivables ...............................      16,618,504      14,276,999       13,917,970
                                                                         -------------   -------------    -------------
                                                                            16,879,202      14,458,158       14,143,998
   Less:
     Unearned income and fees, net of related costs ..................         102,582          80,125           75,004
     Allowance for loan losses .......................................         245,862         195,535          200,401
                                                                         -------------   -------------    -------------
        Net loans ....................................................      16,530,758      14,182,498       13,868,593

Premises and equipment, net ..........................................         354,637         314,938          307,905
Goodwill .............................................................         744,033         571,365          565,306
Core deposit and other intangibles ...................................         115,666          70,075           72,951
Other real estate owned ..............................................          15,073           9,574            6,744
Other assets .........................................................       1,269,509       1,027,365        1,125,712
                                                                         -------------   -------------    -------------
                                                                         $  24,255,570   $  21,939,443    $  21,924,319
                                                                         =============   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand ........................................   $   4,145,951   $   3,585,672    $   3,536,203
   Interest-bearing:
     Savings and money market ........................................       9,482,004       8,270,122        8,202,580
     Time under $100,000 .............................................       2,025,674       1,628,890        1,672,725
     Time over $100,000 ..............................................       1,688,343       1,448,905        1,652,853
     Foreign .........................................................          92,478         136,394          103,314
                                                                         -------------   -------------    -------------
                                                                            17,434,450      15,069,983       15,167,675

Securities sold, not yet purchased ...................................         206,638         291,102          291,733
Federal funds purchased ..............................................       1,032,613       1,069,124          721,621
Security repurchase agreements .......................................       1,091,266       1,327,721        1,342,699
Accrued liabilities ..................................................         739,628         310,287          438,906
Commercial paper .....................................................         429,297         198,239          246,188
Federal Home Loan Bank advances and other borrowings:
   Less than one year ................................................         249,779       1,290,960        1,380,905
   Over one year .....................................................         241,770         143,776          159,469
Long-term debt .......................................................         581,348         419,550          419,852
                                                                         -------------   -------------    -------------
     Total liabilities ...............................................      22,006,789      20,120,742       20,169,048
                                                                         -------------   -------------    -------------
Minority interest ....................................................          13,614          39,857           39,576

Shareholders' equity:
   Capital stock:
     Preferred stock, without par value; authorized
       3,000,000 shares; issued and outstanding, none ................            --              --               --
     Common stock, without par value; authorized 350,000,000
       shares; issued and outstanding 92,001,233,
       87,100,188, and 86,964,292 shares .............................       1,104,278         907,604          901,569
   Accumulated other comprehensive income (loss) .....................          74,618          (3,644)         (12,185)
   Retained earnings .................................................       1,056,271         874,884          826,311
                                                                         -------------   -------------    -------------
     Total shareholders' equity ......................................       2,235,167       1,778,844        1,715,695
                                                                         -------------   -------------    -------------
                                                                         $  24,255,570   $  21,939,443    $  21,924,319
                                                                         =============   =============    =============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                  Three Months Ended              Nine Months Ended
(In thousands, except per share amounts)                             September 30,                  September 30,
                                                              ----------------------------   ----------------------------
                                                                  2001            2000           2001            2000
                                                              ------------    ------------   ------------    ------------
Interest income:
   Interest and fees on loans .............................   $    329,761    $    326,995   $    983,280    $    906,521
   Interest on loans held for sale ........................          2,905           4,180          9,147          10,760
   Lease financing ........................................          5,918           4,272         16,835          12,584
   Interest on money market investments ...................          8,400          14,865         30,065          53,267
   Interest on securities:
     Held to maturity - taxable ...........................            744          50,154          2,525         147,481
     Held to maturity - nontaxable ........................           --             4,354           --            12,515
     Available for sale - taxable .........................         40,347           8,695        130,227          24,884
     Available for sale - nontaxable ......................          6,137           1,940         18,260           4,953
     Trading account ......................................          7,026           9,027         25,221          27,695
                                                              ------------    ------------   ------------    ------------
     Total interest income ................................        401,238         424,482      1,215,560       1,200,660
                                                              ------------    ------------   ------------    ------------

Interest expense:
   Interest on savings and money market deposits ..........         59,842          86,096        205,765         242,132
   Interest on time and foreign deposits ..................         46,609          47,186        146,022         124,526
   Interest on borrowed funds .............................         47,674          83,171        165,805         240,383
                                                              ------------    ------------   ------------    ------------
     Total interest expense ...............................        154,125         216,453        517,592         607,041
                                                              ------------    ------------   ------------    ------------
     Net interest income ..................................        247,113         208,029        697,968         593,619
Provision for loan losses .................................         21,470           8,119         46,477          19,581
                                                              ------------    ------------   ------------    ------------
     Net interest income after provision for loan losses ..        225,643         199,910        651,491         574,038
                                                              ------------    ------------   ------------    ------------
Noninterest income:
   Service charges on deposit accounts ....................         25,762          18,713         73,221          57,025
   Other service charges, commissions and fees ............         23,883          17,670         64,823          49,369
   Trust income ...........................................          4,158           4,551         13,588          13,586
   Investment securities gains (losses), net ..............         23,982           5,768         17,330           9,224
   Impairment loss on First Security Corporation
     common stock .........................................           --              --             --           (96,911)
   Underwriting and trading income ........................          4,208           2,733         13,395           8,096
   Loan sales and servicing income ........................         23,383          11,837         65,155          34,367
   Other ..................................................          2,933          14,077         66,459          34,881
                                                              ------------    ------------   ------------    ------------
     Total noninterest income .............................        108,309          75,349        313,971         109,637
                                                              ------------    ------------   ------------    ------------
Noninterest expense:
   Salaries and employee benefits .........................        114,279          86,750        328,281         254,261
   Occupancy, net .........................................         16,434          13,034         46,777          38,163
   Furniture and equipment ................................         15,822          13,212         44,728          39,113
   Other real estate expense ..............................          1,149             439          1,553             855
   Legal and professional services ........................         10,004           4,907         23,939          15,433
   Supplies ...............................................          3,909           2,694         10,914           7,970
   Postage ................................................          3,299           2,814          9,676           8,308
   Advertising ............................................          5,035           6,029         17,282          16,154
   Merger related expense .................................          4,345           1,513          7,616          44,208
   FDIC premiums ..........................................            825             808          2,390           2,569
   Amortization of goodwill ...............................          8,796           6,433         24,569          19,276
   Amortization of core deposit and other intangibles .....          4,686           2,876         10,505           8,630
   Other ..................................................         34,616          32,417        104,278          86,610
                                                              ------------    ------------   ------------    ------------
     Total noninterest expense ............................        223,199         173,926        632,508         541,550
                                                              ------------    ------------   ------------    ------------

     Income before income taxes ...........................        110,753         101,333        332,954         142,125
Income taxes ..............................................         41,207          35,646        121,299          45,136
                                                              ------------    ------------   ------------    ------------
       Income before minority interest and cumulative
         effect of change in accounting principle .........         69,546          65,687        211,655          96,989
Minority interest .........................................         (3,251)          1,043         (6,638)          1,254
                                                              ------------    ------------   ------------    ------------
       Income before cumulative effect of change
         in accounting principle ..........................         72,797          64,644        218,293          95,735
Cumulative effect of change in accounting principle,
  adoption of FASB Statement No. 133, net of
  income tax benefit of $4,521 ............................           --              --           (7,159)           --
                                                              ------------    ------------   ------------    ------------
     Net income ...........................................   $     72,797    $     64,644   $    211,134    $     95,735
                                                              ============    ============   ============    ============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)


                                                                  Three Months Ended              Nine Months Ended
(In thousands, except per share amounts)                             September 30,                  September 30,
                                                              ----------------------------   ----------------------------
                                                                  2001            2000           2001            2000
                                                              ------------    ------------   ------------    ------------
Weighted average shares outstanding during the period:
     Basic shares .........................................         92,306          86,909         90,921          86,089
     Diluted shares .......................................         93,509          87,610         92,042          86,836

Net income per common share:
   Income before cumulative effect of change in
    accounting principle:
     Basic ................................................   $       0.79    $       0.74   $       2.40    $       1.11
     Diluted ..............................................           0.78            0.74           2.37            1.10
   Cumulative effect of change in accounting principle,
    adoption of FASB Statement No. 133:
     Basic ................................................           --              --            (0.08)           --
     Diluted ..............................................           --              --            (0.08)           --
                                                              ------------    ------------   ------------    ------------
   Net income:
     Basic ................................................   $       0.79    $       0.74   $       2.32    $       1.11
     Diluted ..............................................           0.78            0.74           2.29            1.10

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                          Three Months Ended               Nine Months Ended
(In thousands)                                                              September 30,                    September 30,
                                                                   ------------------------------    ------------------------------
                                                                       2001             2000             2001             2000
                                                                   -------------    -------------    -------------    -------------
Cash flows from operating activities:
     Net income .................................................  $      72,797    $      64,644    $     211,134    $      95,735
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Cumulative effect of change in accounting
            principle-adoption of FASB Stmt No. 133 .............           --               --              7,159             --
         Provision for loan losses ..............................         21,470            8,119           46,477           19,581
         Depreciation of premises and equipment .................         14,422           12,077           41,231           34,895
         Amortization ...........................................         16,983           12,573           45,982           37,144
         Accretion of unearned income and fees, net of
             related costs ......................................         12,160            4,338           15,388           11,862
         Income (loss) to minority interest .....................         (3,251)           1,043           (6,638)           1,254
         Proceeds from sales of trading account securities ......     56,246,594       14,648,618      148,299,208       92,289,053
         Increase in trading account securities .................    (56,364,996)     (14,729,355)    (148,395,873)     (92,382,015)
         Investment securities gain, net ........................        (23,982)          (5,768)         (17,330)          (9,224)
         Impairment loss on First Security Corporation
             common stock .......................................           --               --               --             96,911
         Proceeds from loans held for sale ......................        142,253          108,035          399,103          390,520
         Increase in loans held for sale ........................       (195,614)        (148,238)        (478,642)        (412,629)
         Net gain on sales of loans, leases and other assets ....        (16,913)         (10,042)         (45,815)         (26,916)
         Net loss (gain) on other nonmarketable equity securities         13,554             (926)          (4,503)           4,406
         Change in accrued income taxes .........................         24,801           22,170          113,335           37,699
         Change in accrued interest receivable ..................         (5,978)         (27,527)          10,821          (36,947)
         Change in other assets .................................        139,106         (114,958)        (120,186)        (219,869)
         Change in other liabilities ............................        190,361           87,148          248,607          142,112
         Change in accrued interest payable .....................         10,188            9,806           (2,004)          12,581
         Other, net .............................................          1,030           (1,654)          14,537             (282)
                                                                   -------------    -------------    -------------    -------------
             Net cash provided by (used in) operating activities         294,985          (59,897)         381,991           85,871
                                                                   -------------    -------------    -------------    -------------
Cash flows from investing activities:
     Net increase in money market investments ...................       (253,065)         (42,042)         (25,850)        (245,020)
     Proceeds from sales of investment securities
         held to maturity .......................................           --               --               --               --
     Proceeds from maturities of investment securities
         held to maturity .......................................            560          115,137            1,806          664,489
     Purchases of investment securities held to maturity ........         (3,331)        (117,211)          (3,331)        (561,767)
     Proceeds from sales of investment securities
         available for sale .....................................      1,840,385          759,309        3,432,905        1,015,572
     Proceeds from maturities of investment securities
         available for sale .....................................        600,849           31,317        2,713,235          111,268
     Purchases of investment securities available for sale ......     (2,688,066)        (558,509)      (5,120,050)      (1,009,994)
     Proceeds from sales of loans and leases ....................        524,130          649,929        1,007,781          942,063
     Net increase in loans and leases ...........................       (782,593)        (752,022)      (2,202,587)      (2,059,769)
     Payments on leveraged leases ...............................           --             (3,182)          (4,870)          (8,125)
     Principal collections on leveraged leases ..................           --              3,182            4,870            8,125
     Proceeds from sales of premises and equipment ..............          6,568            3,386            8,750            8,369
     Purchases of premises and equipment ........................        (23,762)         (13,119)         (72,082)         (48,107)
     Proceeds from sales of other assets ........................          5,016            2,865           13,242           11,769
     Net cash received (paid) for acquisitions ..................        (47,957)          13,946          216,082           13,946
                                                                   -------------    -------------    -------------    -------------
             Net cash provided by (used in) investing activities        (821,266)          92,986          (30,099)      (1,157,181)
                                                                   -------------    -------------    -------------    -------------

Zions Bancorporation and Subsidiaries
Consolidated Statement of Cash Flows (Continued)
(Unaudited)

                                                                          Three Months Ended               Nine Months Ended
(In thousands)                                                              September 30,                    September 30,
                                                                   ------------------------------    ------------------------------
                                                                       2001             2000             2001             2000
                                                                   -------------    -------------    -------------    -------------
Cash flows from financing activities:
     Net increase in deposits ...................................        264,366          430,454          654,315          882,498
     Net change in short-term funds borrowed ....................        274,997         (401,207)      (1,217,390)         276,771
     Proceeds from FHLB advances over one year ..................           --            150,000          100,000          350,000
     Payments on FHLB advances over one year ....................           (567)        (136,243)         (22,636)        (303,153)
     Proceeds from issuance of long-term debt ...................           --               --            201,914             --
     Payments on long-term debt .................................        (36,202)            (247)         (68,842)         (33,619)
     Cash paid to reacquire minority interest ...................           --               --            (66,044)            --
     Proceeds from issuance of common stock .....................          2,762            1,887           14,437            6,118
     Payments to redeem common stock ............................        (28,987)             (63)         (28,987)          (3,899)
     Dividends paid .............................................        (18,461)         (17,389)         (55,446)         (59,361)
                                                                   -------------    -------------    -------------    -------------
             Net cash provided by (used in) financing activities         457,908           27,192         (488,679)       1,115,355
                                                                   -------------    -------------    -------------    -------------
Net increase (decrease) in cash and due from banks ..............        (68,373)          60,281         (136,787)          44,045
Cash and due from banks at beginning of period ..................        978,838          882,064        1,047,252          898,300
                                                                   -------------    -------------    -------------    -------------
Cash and due from banks at end of period ........................  $     910,465    $     942,345    $     910,465    $     942,345
                                                                   =============    =============    =============    =============

Supplemental disclosures of cash flow information:
Cash paid for:
     Interest ...................................................  $     143,765    $     213,762    $     516,195    $     604,878
     Income taxes ...............................................          6,492           18,501           32,166           41,057
Loans transferred to other real estate owned ....................          9,757            5,198           18,043            7,589

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)


                                                                               Nine Months Ended September 30, 2001
                                                               -------------------------------------------------------------------
                                                                           Accumulated Other Comprehensive
                                                                                   Income (Loss)
                                                                          -------------------------------
                                                                         Net Unrealized
                                                                             Gains       Net
                                                                          (Losses) on Unrealized
                                                                          Investments Gains on                             Total
                                                                 Common   and Securi- Derivative              Retained Shareholders'
(In thousands)                                                   Stock     tizations Instruments  Subtotal    Earnings     Equity
                                                               ----------  ---------   --------  ---------   ----------  ----------
Balance, January 1, 2001 ..................................... $  907,604  $  (3,644)            $  (3,644)  $  874,884  $1,778,844
Comprehensive income:
   Net income for the period .................................                                                  211,134     211,134
   Other comprehensive income:
     Net realized and unrealized holding gains during the
       period, net of income tax expense of $26,626 ..........                42,985                42,985
     Reclassification for net realized gains recorded in
       operations, net of income tax expense of $6,628 .......               (10,702)              (10,702)
     Change in net unrealized gains on derivative instruments,
       net of reclassification to operations of $12,856
       and income tax expense of $7,095 ......................                           11,454     11,454
     Cumulative effect of change in accounting principle,
       adoption of FASB Statement No. 133, net of
       income tax expense of $21,245 .........................                13,259     21,266     34,525
                                                                           ---------   --------  ---------
     Other comprehensive income ..............................                45,542     32,720     78,262                   78,262
                                                                                                                         ----------
   Total comprehensive income ................................                                                              289,396
Cash dividends--common, $.60 per share .......................                                                  (55,446)    (55,446)
Issuance of common shares for acquisitions ...................    206,663                                        25,699     232,362
Stock redeemed and retired ...................................    (28,987)                                                  (28,987)
Stock options exercised, net of shares tendered and retired ..     18,998                                                    18,998
                                                               ----------  ---------   --------  ---------   ----------  ----------
Balance, September 30, 2001 .................................. $1,104,278  $  41,898   $ 32,720  $  74,618   $1,056,271  $2,235,167
                                                               ==========  =========   ========  =========   ==========  ==========


                                                                               Nine Months Ended September 30, 2000
                                                               -------------------------------------------------------------------
                                                                           Accumulated Other Comprehensive
                                                                                   Income (Loss)
                                                                          -------------------------------
                                                                         Net Unrealized
                                                                         Gains (Losses)
                                                                         on Investments                                    Total
                                                                 Common   and Securi-                         Retained Shareholders'
(In thousands)                                                   Stock     tizations             Subtotal     Earnings     Equity
                                                               ----------  ---------             ---------   ----------  ----------
Balance, January 1, 2000 ..................................... $  888,231  $  (4,158)            $  (4,158)  $  775,765  $1,659,838
Comprehensive income:
   Net income for the period .................................                                                   95,735      95,735
   Other comprehensive income (loss):
     Net realized and unrealized holding losses during
       the period, net of income tax benefit of $38,512 ......               (62,174)              (62,174)
     Reclassification for net realized losses recorded in
       operations, net of income tax benefit of $33,540 ......                54,147                54,147
                                                                           ---------             ---------
     Other comprehensive loss ................................                (8,027)               (8,027)                  (8,027)
                                                                                                                        ----------
   Total comprehensive income ................................                                                               87,708
Cash dividends--common, $.69 per share .......................                                                  (59,361)    (59,361)
Issuance of common shares for acquisitions ...................      9,853                                        14,172      24,025
Stock redeemed and retired ...................................     (3,899)                                                   (3,899)
Stock options exercised, net of shares tendered and retired ..      7,384                                                     7,384
                                                               ----------  ---------             ---------   ----------  ----------
Balance, September 30, 2000 .................................. $  901,569  $ (12,185)            $ (12,185)  $  826,311  $1,715,695
                                                               ==========  =========             =========   ==========  ==========


Total comprehensive income for the three months ended September 30, 2001 and 2000 was $72,619 and $72,781, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2001

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

Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2000.

MERGERS AND ACQUISITIONS

In July 2001, the Company completed three acquisitions of companies providing e-commerce solutions. The Company acquired Internet Commerce Express, Inc. based in Nashua, New Hampshire; ThinkXML, Inc. based in Rockville, Maryland; and purchased assets of Frontier Technologies Corporation, based in Mequon, Wisconsin. Consideration for the acquisitions consisted of approximately $50 million in cash and the issuance of approximately 112 thousand shares of common stock. The acquired companies were subsequently merged into Internet Commerce Express, Inc., and in October 2001, the company's name was changed to Lexign, Inc.

In July 2001, the Company also announced that it had signed a definitive agreement under which Minnequa Bank of Pueblo ("Minnequa") headquartered in Pueblo, Colorado, will merge with and into the Company's subsidiary, Vectra Bank Colorado. As of September 30, 2001, Minnequa had assets of approximately $336 million, total deposits of approximately $309 million, and five banking offices. The acquisition is expected to close during the fourth quarter of 2001.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 133, as amended by Statement Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments and hedging activities.

ZIONS BANCORPORATION AND SUBSIDIARIES

The adoption of Statement No. 133, as amended, resulted in transition adjustments presented as a cumulative effect of a change in accounting principle in the statement of income and in the statement of changes in shareholders' equity and comprehensive income (loss). The transition adjustments relate to recording the fair value of derivatives on the balance sheet, and to the effect of transferring certain held-to-maturity investments to either the trading or available-for-sale categories, as allowed by the Statement's transition provisions.

In the statement of income for the nine months ended September 30, 2001, the transition adjustments resulted in a reduction to net income of $7.2 million, consisting of $.3 million, net of tax benefit of $.2 million, to record the fair value of derivatives on the balance sheet, and $6.9 million, net of tax benefit of $4.3 million, to reclassify certain investment securities. In the related statement of changes in shareholders' equity and comprehensive income (loss), the transition adjustments resulted in an increase to accumulated other comprehensive income of $34.5 million, consisting of $21.3 million, net of tax expense of $13.2 million, to record the fair value of derivatives on the balance sheet, and $13.2 million, net of tax expense of $8.0 million, to reclassify certain investment securities.

DEBT FINANCING

In May 2001, the Company issued $200 million in subordinated debt through Zions Financial Corp., a newly formed subsidiary. The debt consists of fixed/floating rate notes unconditionally guaranteed by Zions Bancorporation. The notes mature in May 2011 and bear interest at 6.95% through May 2006 and at one-month LIBOR plus 2.86% thereafter until maturity. The notes are redeemable in whole or in part at the option of Zions Financial Corp. on or after May 15, 2006 at a redemption price equal to 100% of the principal amount of the notes being redeemed. The notes were originally issued through a private placement; however, they were registered with the Securities and Exchange Commission in August 2001.

In October 2001, Zions Bancorporation issued an additional $200 million in subordinated debt in a private placement transaction. The debt carries registration rights requiring the Company to file a registration statement to cover an exchange of the notes for a series of notes with substantially identical terms within 180 days of the date of the offering circular and to consummate the exchange of the notes within 45 days of the effective date of the registration statement. The debt consists of fixed/floating rate notes maturing in October 2011. The notes bear interest at 6.50% through October 2006 and at one-month LIBOR plus 3.01% thereafter until maturity. The notes are redeemable in whole or in part at the option of the Company on or after October 15, 2006 at a redemption price equal to 100% of the principal amount of the notes being redeemed.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Application of the nonamortization provisions of Statement No. 142 is estimated to increase net income by approximately $34 million ($0.36 per diluted share) per year. Also, beginning in 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has not yet determined what effect the results of these tests will have on the Company's operations and financial position.

SUBSIDIARY COMPANY STOCK OPTIONS AND WARRANTS

Digital Signature Trust Co. (DST), a majority-owned subsidiary of the Company's wholly-owned subsidiary, Zions First National Bank, has stock options and warrants outstanding to employees and others to purchase approximately 5,406,000 shares of DST common stock at September 30, 2001. The options and warrants are not included in the Company's calculation of diluted earnings per share because they are antidilutive.

OPERATING SEGMENT INFORMATION

The Company manages its operations and prepares management reports with a primary focus on geographical area. All segments presented, except for the segment defined as "other," are based on commercial banking operations. Zions First National Bank and subsidiaries operates 128 branches in Utah and 22 in Idaho. California Bank & Trust operates 95 branches in Northern and Southern California. Nevada State Bank and subsidiaries operates 59 offices in Nevada. National Bank of Arizona operates 49 branches in Arizona. Vectra Bank Colorado operates 53 branches in Colorado and one branch in New Mexico. The Commerce Bank of Washington operates one branch in the state of Washington. The operating segment defined as "other" includes the parent company, smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated usage of those services.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended September 30, 2001 and September 30, 2000:

                                                  Zions First
                                                 National Bank       California Bank  Nevada State Bank        National Bank
                                                and Subsidiaries         & Trust       and Subsidiaries          of Arizona
                                               -------------------   ---------------   ----------------    ----------------------
(Amounts in millions)                            2001       2000      2001     2000     2001      2000       2001         2000
                                               --------   --------   ------   ------   ------    ------    ---------    ---------
CONDENSED INCOME STATEMENT
Net interest income ........................   $   81.6   $   60.5   $ 90.3   $ 76.2   $ 28.6    $ 25.6    $    26.1    $    25.2
Provision for loan losses ..................       15.2        2.8      0.7     --        2.6       1.8          0.2          0.9
Noninterest income .........................       59.6       41.8     23.7     10.4      6.0       5.9          4.0          4.0
Merger expense and amortization of
     goodwill and core deposit intangibles .        0.5       (0.4)     9.1      4.5      0.4       0.4          1.2          0.7
Other noninterest expense ..................       71.2       55.0     59.0     46.0     19.2      20.6         15.3         13.3
Income tax expense (benefit) ...............       19.4       14.0     20.2     16.2      4.2       2.9          5.3          5.7
Minority interest ..........................       (1.3)       0.2     --       --       --        --           --           --
                                               --------   --------   ------   ------   ------    ------    ---------    ---------
     Net income (loss) .....................   $   36.2   $   30.7   $ 25.0   $ 19.9   $  8.2    $  5.8    $     8.1    $     8.6
                                               ========   ========   ======   ======   ======    ======    =========    =========

AVERAGE BALANCE SHEET DATA
Total assets ...............................   $  9,659   $  8,286   $8,428   $6,836   $2,391    $2,364    $   2,567    $   1,850
Net loans and leases .......................      6,009      4,880    5,473    4,817    1,392     1,352        1,749        1,410
Total deposits .............................      4,991      4,351    6,819    5,373    2,031     1,997        2,145        1,485


                                                   Vectra Bank      The Commerce Bank                           Consolidated
                                                     Colorado         Of Washington         Other                  Company
                                               -------------------   ---------------   ----------------    ----------------------
(Amounts in millions)                            2001       2000      2001     2000     2001      2000       2001         2000
                                               --------   --------   ------   ------   ------    ------    ---------    ---------
CONDENSED INCOME STATEMENT
Net interest income ........................   $   21.5   $   22.1   $  5.4   $  5.0   $ (6.3)   $ (6.6)   $   247.2    $   208.0
Provision for loan losses ..................        2.6        2.2      0.2      0.3      0.0       0.1         21.5          8.1
Noninterest income .........................        7.0        6.5      0.1      0.4      7.9       6.3        108.3         75.3
Merger expense and amortization of
     goodwill and core deposit intangibles .        3.3        3.3     --       --        3.3       2.3         17.8         10.8
Other noninterest expense ..................       19.9       18.0      2.2      2.1     18.6       8.1        205.4        163.1
Income tax expense (benefit) ...............        1.8        2.6      1.0      1.0    (10.7)     (6.8)        41.2         35.6
Minority interest ..........................       --         --       --       --       (1.9)      0.9         (3.2)         1.1
                                               --------   --------   ------   ------   ------    ------    ---------    ---------
     Net income (loss) .....................   $    0.9   $    2.5   $  2.1   $  2.0   $ (7.7)   $ (4.9)   $    72.8    $    64.6
                                               ========   ========   ======   ======   ======    ======    =========    =========

AVERAGE BALANCE SHEET DATA
Total assets ...............................   $  2,258   $  2,155   $  486   $  446   $(1,271)  $   48    $  24,518    $  21,985
Net loans and leases .......................      1,577      1,415      268      235       77        38       16,545       14,147
Total deposits .............................      1,412      1,390      353      299     (568)      (68)      17,183       14,827

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the nine months ended September 30, 2001 and September 30, 2000:

                                                  Zions First
                                                 National Bank       California Bank  Nevada State Bank        National Bank
                                                and Subsidiaries         & Trust       and Subsidiaries          of Arizona
                                               -------------------   ---------------   ----------------    ----------------------
(Amounts in millions)                            2001       2000      2001     2000     2001      2000       2001         2000
                                               --------   --------   ------   ------   ------    ------    ---------    ---------
CONDENSED INCOME STATEMENT
Net interest income ........................   $  220.5   $  169.3   $248.5   $219.8   $ 85.2    $ 76.0    $    76.3    $    66.6
Provision for loan losses ..................       26.9        5.3      2.2     --        7.6       6.3          1.1          2.6
Noninterest income .........................      177.1      116.0     73.4     31.2     17.8      17.8         11.8         10.8
Merger expense and amortization of
     goodwill and core deposit intangibles .        3.1        4.1     20.8     19.1      1.1       5.5          2.6          1.6
Other noninterest expense ..................      209.0      159.6    169.6    137.2     58.9      56.1         45.5         36.1
Income tax expense (benefit) ...............       54.4       35.7     56.8     42.8     12.0       8.6         15.5         14.7
Minority interest ..........................       (2.0)      (1.2)    --       --       --        --           --           --
Cumulative effect - adoption of FASB 133 ...       (5.3)      --       (1.3)    --       (0.6)     --           --           --
                                               --------   --------   ------   ------   ------    ------    ---------    ---------
     Net income (loss) .....................   $  100.9   $   81.8   $ 71.2   $ 51.9   $ 22.8    $ 17.3    $    23.4    $    22.4
                                               ========   ========   ======   ======   ======    ======    =========    =========

AVERAGE BALANCE SHEET DATA
Total assets ...............................   $  9,145   $  8,272   $7,744   $6,676   $2,367    $2,346    $   2,343    $   1,688
Net loans and leases .......................      5,537      4,482    5,285    4,683    1,380     1,356        1,669        1,292
Total deposits .............................      4,535      4,087    6,373    5,367    2,027     1,969        1,965        1,321


                                                   Vectra Bank      The Commerce Bank                           Consolidated
                                                     Colorado         Of Washington         Other                  Company
                                               -------------------   ---------------   ----------------    ----------------------
(Amounts in millions)                            2001       2000      2001     2000     2001      2000       2001         2000
                                               --------   --------   ------   ------   ------    ------    ---------    ---------
CONDENSED INCOME STATEMENT
Net interest income ........................   $   64.4   $   65.8   $ 16.5   $ 14.7   $(13.4)   $(18.6)   $   698.0    $   593.6
Provision for loan losses ..................        7.8        4.6      1.0      0.8     (0.1)     --           46.5         19.6
Noninterest income .........................       19.1       15.6      0.9      1.2     13.9     (83.0)       314.0        109.6
Merger expense and amortization of
     goodwill and core deposit intangibles .        9.7       10.3     --       --        5.4      31.5         42.7         72.1
Other noninterest expense ..................       58.7       54.8      7.2      6.5     40.9      19.1        589.8        469.4
Income tax expense (benefit) ...............        5.0        6.5      3.1      2.9    (25.5)    (66.1)       121.3         45.1
Minority interest ..........................       --         --       --       --       (4.6)      2.5         (6.6)         1.3
Cumulative effect - adoption of FASB 133 ...       --         --       --       --       --        --           (7.2)        --
                                               --------   --------   ------   ------   ------    ------    ---------    ---------
     Net income (loss) .....................   $    2.3   $    5.2   $  6.1   $  5.7   $(15.6)   $(88.6)   $   211.1    $    95.7
                                               ========   ========   ======   ======   ======    ======    =========    =========

AVERAGE BALANCE SHEET DATA
Total assets ...............................   $  2,228   $  2,157   $  508   $  426   $ (876)   $   36    $  23,459    $  21,601
Net loans and leases .......................      1,533      1,397      254      217       69        30       15,727       13,457
Total deposits .............................      1,406      1,424      363      297     (242)      (68)      16,427       14,397

For the nine months ended September 30, 2000, the "other" operating segment includes the impairment loss on the First Security Corporation common stock in noninterest income and part of the merger-related expense in noninterest expense.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

FINANCIAL HIGHLIGHTS
(Unaudited)

                                                          Three Months Ended                        Nine Months Ended
                                                             September 30,                            September 30,
                                                ---------------------------------------  -------------------------------------------
(In thousands, except per share and ratio data)     2001            2000       % Change      2001            2000           % Change
                                                ------------    ------------   --------  ------------    ------------       --------
EARNINGS
Taxable-equivalent net interest income ........ $    252,214    $    212,902    18.46 %  $    713,074    $    606,841        17.51 %
Net interest income ...........................      247,113         208,029    18.79 %       697,968         593,619        17.58 %
Noninterest income (3) ........................      108,309          75,349    43.74 %       313,971         206,548        52.01 %
Impairment loss First Security Corporation
   common stock (1) ...........................         --              --                       --           (96,911)
Provision for loan losses .....................       21,470           8,119   164.44 %        46,477          19,581       137.36 %
Noninterest expense ...........................      223,199         173,926    28.33 %       632,508         541,550        16.80 %
Income before income taxes ....................      110,753         101,333     9.30 %       332,954         142,125       134.27 %
Income taxes ..................................       41,207          35,646    15.60 %       121,299          45,136       168.74 %
Minority interest .............................       (3,251)          1,043   411.70)%        (6,638)          1,254      (629.35)%
Cumulative effect of adoption of  FASB Stmt 133         --              --                     (7,159)           --             --
Net income ....................................       72,797          64,644    12.61 %       211,134          95,735       120.54 %

PER COMMON SHARE
Net income (diluted) before cumulative effect .         0.78            0.74     5.41 %          2.37            1.10       115.45 %
Cumulative effect of adoption of  FASB Stmt 133         --              --                      (0.08)           --
Net income (diluted) ..........................         0.78            0.74     5.41 %          2.29            1.10       108.18 %
Dividends .....................................         0.20            0.20     0.00 %          0.60            0.69       (13.04)%
Book value ....................................                                                 24.29           19.73        23.11 %

SELECTED RATIOS
Return on average assets ......................       1.18 %          1.17 %                     1.20%           0.59%
Return on average common equity ...............      12.96 %         15.24 %                    13.50%           7.75%
Efficiency ratio (3) ..........................      61.91 %         60.34 %                    61.59%          66.58%
Net interest margin ...........................       4.65 %          4.34 %                     4.63%           4.24%

OPERATING CASH EARNINGS (2) (3)
Taxable-equivalent net interest income ........ $    252,214    $    212,902    18.46 %  $    713,074    $    606,841        17.51 %
Net interest income ...........................      247,113         208,029    18.79 %       697,968         593,619        17.58 %
Noninterest income ............................      108,309          75,349    43.74 %       313,971         206,548        52.01 %
Provision for loan losses .....................       21,470           8,119   164.44 %        46,477          19,581       137.36 %
Noninterest expense ...........................      205,372         163,104    25.91 %       589,818         469,436        25.64 %
Income before income taxes ....................      128,580         112,155    14.64 %       375,644         311,150        20.73 %
Income taxes ..................................       44,660          37,252    19.89 %       128,458         102,550        25.26 %
Minority interest .............................       (3,251)          1,226  (365.17)%        (6,438)          1,957      (428.97)%
Net income before cumulative effect of adoption       87,171          73,677    18.32 %       253,624         206,643        22.74 %
   of FASB Stmt 133

PER COMMON SHARE
Net income (diluted) ..........................         0.93            0.84    10.71 %          2.76            2.38        15.97 %
Dividends .....................................         0.20            0.20     0.00 %          0.60            0.69       (13.04)%
Book value ....................................                                                 14.95           12.39        20.66 %

SELECTED RATIOS
Return on average assets ......................       1.46 %          1.37 %                   1.49 %            1.32%
Return on average common equity ...............      25.44 %         28.08 %                  25.68 %           27.68%
Efficiency ratio ..............................      56.97 %         56.58 %                  57.43 %           57.71%
Net interest margin ...........................       4.65 %          4.34 %                   4.63 %            4.24%

(1)  This investment was written down to $14.11 per common share.

(2) Before amortization of goodwill, amortization of core deposit and other intangible assets, merger related expense and the cumulative effect of adoption of FASB Statement No. 133.

(3)  Excludes impairment loss on First Security Corporation common stock.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)


                                                          Three Months Ended                        Nine Months Ended
                                                             September 30,                            September 30,
                                                ---------------------------------------  -------------------------------------------
(In thousands, except per share and ratio data)     2001            2000       % Change      2001            2000           % Change
                                                ------------    ------------   --------  ------------    ------------       --------
AVERAGE BALANCES
Total assets .................................. $ 24,518,033    $ 21,984,703    11.52 %  $ 23,459,391    $ 21,601,431         8.60 %
Securities ....................................    4,004,646       4,520,932   (11.42)%     3,927,668       4,559,030       (13.85)%
Net loans and leases ..........................   16,545,117      14,146,953    16.95 %    15,726,967      13,456,781        16.87 %
Goodwill ......................................      753,783         568,759    32.53 %       673,389         575,279        17.05 %
Core deposit and other intangibles ............      116,178          74,554    55.83 %        96,726          77,724        24.45 %
Total deposits ................................   17,182,559      14,827,126    15.89 %    16,426,779      14,397,494        14.09 %
Minority interest .............................       20,688          39,663   (47.84)%        34,278          39,833       (13.95)%
Shareholders' equity ..........................    2,229,326       1,686,998    32.15 %     2,090,680       1,650,378        26.68 %

Weighted average common and common-
   equivalent shares outstanding ..............   93,509,495      87,610,312     6.73 %    92,042,138      86,835,969         6.00 %

AT PERIOD END
Total assets ..................................                                            24,255,570      21,924,319        10.63 %
Securities ....................................                                             3,680,612       4,262,024       (13.64)%
Net loans and leases ..........................                                            16,776,620      14,068,994        19.25 %
Sold loans being serviced (1) .................                                             2,256,379       1,684,927        33.92 %
Allowance for loan losses .....................                                               245,862         200,401        22.69 %
Goodwill ......................................                                               744,033         565,306        31.62 %
Core deposit and other intangibles ............                                               115,666          72,951        58.55 %
Total deposits ................................                                            17,434,450      15,167,675        14.94 %
Minority interest .............................                                                13,614          39,576       (65.60)%
Shareholders' equity ..........................                                             2,235,167       1,715,695        30.28 %

Common shares outstanding .....................                                            92,001,233      86,964,292         5.79 %

Average equity to average assets ..............         9.09%           7.67%                    8.91%           7.64%
Common dividend payout ........................        25.36%          26.90%                   26.26%          38.16%(2)
Nonperforming assets ..........................                                               108,602          75,625        43.61 %
Loans past due 90 days or more ................                                                46,780          22,752       105.61 %
Nonperforming assets to net loans and leases,
   other real estate owned and other
   nonperforming assets at September 30 .......                                                  0.65%           0.54%

(1) Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

(2)  Excludes impairment loss on First Security Corporation common stock.

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation and subsidiaries (the Company) achieved net income of $72.8 million or $0.78 per diluted share for the third quarter of 2001, an increase of 12.6% and 5.4%, respectively, over the $64.6 million or $0.74 per diluted share earned in the third quarter of 2000. Net income for the quarter before merger-related charges of $2.6 million ($0.03 per share) was $75.4 million, or $0.81 per share, representing an increase of 14.7% and 8.0%, respectively, over the $65.7 million, or $0.75 per share earned before merger-related charges for the third quarter of 2000.

Consolidated net income was $211.1 million or $2.29 per diluted share for the first nine months of 2001, compared to $95.7 million or $1.10 per diluted share for the first nine months of 2000. In 2001, net income included merger-related charges of $4.7 million ($0.05 per share) and nonrecurring charges related to the reclassification of investment securities and the related cumulative effect of a change in accounting principle totaling $7.2 million ($0.08 per share). In 2000, net income included $87.2 million ($1.00 per share) mainly related to the Company's terminated merger with First Security Corporation, including a write-down to market value of its investment in First Security Corporation common stock.

The annualized return on average assets for the third quarter of 2001 was 1.18% compared to 1.17% for the third quarter of 2000 and 1.24% for the second quarter of 2001. The annualized return on average common shareholders' equity was 12.96% for the quarter, compared to 15.24% for the third quarter of 2000 and 13.67% for the second quarter of 2001. The Company's "efficiency ratio," or noninterest expenses as a percentage of total taxable-equivalent net revenues for the third quarter was 61.91% compared to 60.34% for the third quarter of 2000 and 61.64% for the second quarter of 2001.

For the first nine months of 2001, the annualized return on average assets was 1.20% compared to 0.59% for the same period in 2000. The annualized return on average common shareholders' equity was 13.50% for the first nine months of 2001 compared to 7.75% for the first nine months of 2000.

The Company's third quarter $8.2 million (12.6%) increase in earnings compared to the same period the previous year reflects a $39.1 million (18.8%) increase in net interest income, a $33.0 million (43.7%) increase in noninterest income and a $4.3 million increase resulting from changes to the minority interest, partially offset by a $13.4 million (164.4%) increase in the provision for loan losses, a $49.3 million (28.3%) increase in noninterest expense, and a $5.6 million (15.6%) increase in income taxes.

For the first nine months of 2001 compared to the same period the previous year, the $115.4 million (120.5%) increase in net income results from a $104.3 million (17.6%) increase in net interest income, a $107.4 million (52.0%) increase in noninterest income, excluding the $96.9 million impairment loss on First Security Corporation common stock in 2000, and a $7.9 million increase resulting from changes to the minority interest, offset by a $26.9 million (137.4%) increase in the provision for loan losses, a $91.0 million (16.8%) increase in noninterest expense, a $76.2 million (168.7%) increase in income taxes, and the $7.2 million cumulative effect of a change in accounting principle.

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING CASH EARNINGS RESULTS

The Company also provides its earnings performance on an operating cash basis because it believes its cash performance gives a better reflection of its financial position and shareholder value creation, and better demonstrates its ability to support growth, pay dividends, and repurchase stock, than providing only reported net income. Operating cash earnings are earnings before amortization of goodwill, amortization of core deposit and other intangible assets, merger-related expenses and the cumulative effect of adoption of FASB Statement No.133.

Operating cash earnings for the third quarter of 2001 were $87.2 million or $0.93 per diluted share, an increase of 18.3% and 10.7%, respectively, over the $73.7 million or $0.84 per diluted share earned in the third quarter of 2000. Operating cash earnings for the third quarter of 2001 increased 3.1% over the $84.5 million earned during the second quarter of 2001. Operating cash earnings per diluted share for the third quarter of 2001 increased 2.2% from the $0.91 for the second quarter of 2001. Year-to-date operating cash earnings were $253.6 million or $2.76 per diluted share, an increase of 22.7% and 16.0%, respectively, over the $206.6 million or $2.38 per diluted share earned for the first nine months of 2000.

The operating cash annualized return on average assets for the third quarter and for the first nine months of 2001 was 1.46% and 1.49% compared to 1.37% and 1.32%, respectively, in 2000. Operating cash annualized return on average common shareholders' equity was 25.44% and 25.68% for the third quarter and for the first nine months of 2001, compared to 28.08% and 27.68% for the same periods in 2000. The Company's cash efficiency ratio for the third quarter and for the first nine months of 2001 was 56.97% and 57.43%, respectively, compared to 56.58% and 57.71% for the same periods in 2000.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the third quarter of 2001, adjusted to a fully taxable-equivalent basis, increased 18.5% to $252.2 million compared to $212.9 million for the third quarter of 2000, and increased 5.0% from $240.2 million for the second quarter of 2001. Net interest margin was 4.65% for the third quarter of 2001, compared to 4.34% for the third quarter of 2000 and 4.63% for the second quarter of 2001. Nine-month net interest income, on a fully taxable-equivalent basis, was $713.1 million in 2001, an increase of 17.5% compared to $606.8 million for the first nine months of 2000. Net interest margin for the first nine months of 2001 was 4.63%, compared to 4.24% for the first nine months of 2000. The increased margins for 2001 compared to 2000 result primarily from a more attractive balance sheet composition including strong loan growth and a decrease in borrowed funds.

The yield on average earning assets decreased 126 basis points during the third quarter of 2001 as compared to the third quarter of 2000, and 46 basis points from the second quarter of 2001. The average rate paid this quarter on interest-bearing funds decreased 177 basis points from the third quarter of 2000 and 56 basis points from the second quarter of 2001. Comparing the first nine months of 2001 with 2000, the yield on average earning assets decreased 49 basis points, while the cost of interest-bearing funds decreased 95 basis points.

The spread on average interest-bearing funds for the third quarter of 2001 was 4.06%, up from 3.55% for the third quarter of 2000 and up from the 3.96% for the second quarter of 2001. The spread on average interest-bearing funds for the first nine months of 2001 was 3.96%, up from 3.50% for the first nine months of 2000.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)


                                                        Three Months Ended                     Three Months Ended
                                                        September 30, 2001                     September 30, 2000
                                               -------------------------------------  -------------------------------------
                                                 Average       Amount of     Average    Average       Amount of     Average
(In thousands)                                   Balance      Interest (1)     Rate     Balance      Interest (1)     Rate
                                               ------------   ------------   -------  ------------   ------------   -------
ASSETS
Money market investments ....................  $    951,542   $      8,400     3.50%  $    829,986   $     14,865     7.13%
Securities:
   Held to maturity .........................        51,934            744     5.68%     3,287,182         56,852     6.88%
   Available for sale .......................     3,303,907         49,788     5.98%       670,415         11,680     6.93%
   Trading account ..........................       648,805          7,026     4.30%       563,335          9,027     6.37%
                                               ------------   ------------            ------------   ------------
     Total securities .......................     4,004,646         57,558     5.70%     4,520,932         77,559     6.82%
                                               ------------   ------------            ------------   ------------

Loans:
   Loans held for sale ......................       223,267          2,905     5.16%       214,181          4,180     7.76%
   Net loans and leases (2) .................    16,321,850        337,476     8.20%    13,932,772        332,751     9.50%
                                               ------------   ------------            ------------   ------------
     Total loans ............................    16,545,117        340,381     8.16%    14,146,953        336,931     9.47%
                                               ------------   ------------            ------------   ------------
Total interest-earning assets ...............    21,501,305        406,339     7.50%    19,497,871        429,355     8.76%
                                                              ------------                           ------------
Cash and due from banks .....................       844,534                                803,148
Allowance for loan losses ...................      (235,062)                              (201,328)
Goodwill ....................................       753,783                                568,759
Core deposit and other intangibles ..........       116,178                                 74,554
Other assets ................................     1,537,295                              1,241,699
                                               ------------                           ------------
     Total assets ...........................  $ 24,518,033                           $ 21,984,703
                                               ============                           ============

LIABILITIES

Interest-bearing deposits:
   Savings and NOW deposits .................  $  2,121,213          8,022     1.50%  $  1,740,097          9,788     2.24%
   Money market super NOW deposits ..........     7,209,070         51,820     2.85%     6,307,317         76,308     4.81%
   Time under $100,000 ......................     2,165,461         26,740     4.90%     1,678,696         22,292     5.28%
   Time over $100,000 .......................     1,564,209         19,142     4.86%     1,583,581         23,586     5.93%
   Foreign deposits .........................       101,392            727     2.84%       126,474          1,308     4.11%
                                               ------------   ------------            ------------   ------------
     Total interest-bearing deposits ........    13,161,345        106,451     3.21%    11,436,165        133,282     4.64%
                                               ------------   ------------            ------------   ------------
Borrowed funds:
   Securities sold, not yet purchased .......       317,852          3,587     4.48%       305,514          4,823     6.28%
   Federal funds purchased and security
     repurchase agreements ..................     2,770,058         22,898     3.28%     2,432,995         37,183     6.08%
   Commercial paper .........................       352,106          3,511     3.96%       318,664          5,459     6.82%
   FHLB advances and other borrowings:
     Less than one year .....................       320,339          3,270     4.05%     1,471,192         24,984     6.76%
     Over one year ..........................       231,360          2,935     5.03%       168,173          2,667     6.31%
   Long-term debt ...........................       623,715         11,473     7.30%       396,898          8,055     8.07%
                                               ------------   ------------            ------------   ------------
     Total borrowed funds ...................     4,615,430         47,674     4.10%     5,093,436         83,171     6.50%
                                               ------------   ------------            ------------   ------------
Total interest-bearing liabilities ..........    17,776,775        154,125     3.44%    16,529,601        216,453     5.21%
                                                              ------------                           ------------
Noninterest-bearing deposits ................     4,021,214                              3,390,961
Other liabilities ...........................       470,030                                337,480
                                               ------------                           ------------
Total liabilities ...........................    22,268,019                             20,258,042
Minority interest ...........................        20,688                                 39,663
Total shareholders' equity ..................     2,229,326                              1,686,998
                                               ------------                           ------------
Total liabilities and shareholders' equity ..  $ 24,518,033                           $ 21,984,703
                                               ============                           ============

Spread on average interest-bearing funds ....                                  4.06%                                  3.55%
Net interest income and net yield on
  interest-earning assets ...................                 $    252,214     4.65%                 $    212,902     4.34%
                                                              ============                           ============

(1)  Taxable-equivalent-rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)


                                                        Nine Months Ended                      Nine Months Ended
                                                        September 30, 2001                     September 30, 2000
                                               -------------------------------------  -------------------------------------
                                                 Average       Amount of     Average    Average       Amount of     Average
(In thousands)                                   Balance      Interest (1)     Rate     Balance      Interest (1)     Rate
                                               ------------   ------------   -------  ------------   ------------   -------

ASSETS
Money market investments ....................  $    935,236   $     30,065     4.30%  $  1,106,070   $     53,267     6.43%
Securities:
   Held to maturity .........................        51,758          2,525     6.52%     3,292,740        166,735     6.76%
   Available for sale .......................     3,226,011        158,319     6.56%       675,675         32,504     6.43%
   Trading account ..........................       649,899         25,221     5.19%       590,615         27,695     6.26%
                                               ------------   ------------            ------------   ------------
     Total securities .......................     3,927,668        186,065     6.33%     4,559,030        226,934     6.65%
                                               ------------   ------------            ------------   ------------

Loans:
   Loans held for sale ......................       203,235          9,147     6.02%       193,529         10,760     7.43%
   Net loans and leases (2) .................    15,523,732      1,005,389     8.66%    13,263,252        922,921     9.29%
                                               ------------   ------------            ------------   ------------
     Total loans ............................    15,726,967      1,014,536     8.62%    13,456,781        933,681     9.27%
                                               ------------   ------------            ------------   ------------
Total interest-earning assets ...............    20,589,871      1,230,666     7.99%    19,121,881      1,213,882     8.48%
                                                              ------------                           ------------
Cash and due from banks .....................       822,712                                834,826
Allowance for loan losses ...................      (221,474)                              (202,640)
Goodwill ....................................       673,389                                575,279
Core deposit and other intangibles ..........        96,726                                 77,724
Other assets ................................     1,498,167                              1,194,361
                                               ------------                           ------------
     Total assets ...........................  $ 23,459,391                           $ 21,601,431
                                               ============                           ============

LIABILITIES

Interest-bearing deposits:
   Savings and NOW deposits .................  $  2,001,993         25,393     1.70%  $  1,780,447         29,363     2.20%
   Money market super NOW deposits ..........     6,920,012        180,372     3.48%     6,125,905        212,769     4.64%
   Time under $100,000 ......................     2,052,569         78,285     5.10%     1,730,336         64,943     5.01%
   Time over $100,000 .......................     1,552,073         65,164     5.61%     1,324,187         54,674     5.52%
   Foreign deposits .........................       107,172          2,573     3.21%       137,072          4,909     4.78%
                                               ------------   ------------            ------------   ------------
     Total interest-bearing deposits ........    12,633,819        351,787     3.72%    11,097,947        366,658     4.41%
                                               ------------   ------------            ------------   ------------
Borrowed funds:
   Securities sold, not yet purchased .......       344,302         13,434     5.22%       303,716         14,428     6.35%
   Federal funds purchased and security
     repurchase agreements ..................     2,684,572         82,835     4.13%     2,781,793        119,292     5.73%
   Commercial paper .........................       323,244         11,853     4.90%       307,298         14,783     6.43%
   FHLB advances and other borrowings:
     Less than one year .....................       474,405         19,909     5.61%     1,235,560         59,835     6.47%
     Over one year ..........................       178,118          7,171     5.38%       139,281          6,314     6.06%
   Long-term debt ...........................       536,181         30,603     7.63%       432,150         25,731     7.95%
                                               ------------   ------------            ------------   ------------
     Total borrowed funds ...................     4,540,822        165,805     4.88%     5,199,798        240,383     6.18%
                                               ------------   ------------            ------------   ------------
Total interest-bearing liabilities ..........    17,174,641        517,592     4.03%    16,297,745        607,041     4.98%
                                               ------------   ------------            ------------   ------------
Noninterest-bearing deposits ................     3,792,960                              3,299,547
Other liabilities ...........................       366,832                                313,928
                                               ------------                           ------------
Total liabilities ...........................    21,334,433                             19,911,220
Minority interest ...........................        34,278                                 39,833
Total shareholders' equity ..................     2,090,680                              1,650,378
                                               ------------                           ------------
Total liabilities and shareholders' equity ..  $ 23,459,391                           $ 21,601,431
                                               ============                           ============


Spread on average interest-bearing funds ....                                  3.96%                                  3.50%
Net interest income and net yield on
   interest-earning assets ..................                 $    713,074     4.63%                 $    606,841     4.24%
                                                              ============                           ============

(1)  Taxable-equivalent-rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses increased 164.4% to $21.5 million for the third quarter of 2001, compared to $8.1 million for the third quarter of 2000, and increased 76.2% from the $12.2 million for the second quarter of 2001. The increase in the provision for the third quarter of 2001 reflects management's evaluation of its various portfolios, the effects of local market economics, statistical trends and other various economic factors. See related "Allowance for Loan Losses" following. The provision for loan losses for the first nine months of 2001 totaled $46.5 million, 137.4% more than the $19.6 million provision for the first nine months of 2000. On an annualized basis, the year-to-date provision is 0.39% of average loans for 2001 compared to 0.19% for 2000. The provision for loan losses reflects management's judgment of the expense required to maintain an adequate allowance for loan losses.

NONINTEREST INCOME

Noninterest income for the third quarter of 2001 was $108.3 million, an increase of 43.7% from the $75.3 million for the third quarter of 2000, and an increase of 15.4% from the $93.9 million for the second quarter of 2001.

Comparing the segments of noninterest income for the third quarter of 2001 with the third quarter of 2000, service charges on deposit accounts increased 37.7%, other service charges and fees increased 35.2%, investment securities gains (losses), net increased 315.8%, underwriting and trading income increased 54.0%, loan sales and servicing income increased 97.5% and other noninterest income decreased 79.2%. Service charges on deposit accounts for the third quarter of 2001 include income from the 2001 acquisitions of Draper Bancorp, Eldorado Bancshares, and the Arizona branches of Pacific Century Bank. Other service charges and fees include revenues from the above acquisitions and increased investment department fees. The third quarter of 2001 includes a gain of $20.6 million from a transaction involving the Company's investment in Concord EFS, Inc., and a gain of $3.3 million from the sale of other equity securities which are included in investment securities gains. The increase in loan sales and servicing income for the third quarter of 2001 compared to the third quarter of 2000 is primarily due to increases in loans sold into securitization facilities and to a gain from the sale of nonconforming first mortgage residential real estate loans consummated during the quarter. The decrease in other noninterest income is mainly due to venture fund nonmarketable equity security impairment write-downs of $14.0 million for the quarter and derivative gains of $4.2 million related to Concord EFS, Inc. The effect of the venture fund write-downs on income before income taxes was $11.5 million since the funds are not wholly owned and part of the losses are reflected in the $3.3 million loss allocable to minority interests.

Noninterest income for the nine months ended September 30, 2001 was $314.0 million, an increase of 52.0% from the $206.5 million for same period in 2000, excluding the $96.9 million impairment loss on the First Security Corporation common stock.

Comparing the segments of noninterest income for the first nine months of 2001 with the first nine months of 2000, excluding the $96.9 million impairment loss, service charges on deposit accounts increased 28.4%, other service charges, commissions and fees increased 31.3%, investment securities gains (losses), net increased 87.9%, underwriting and trading income increased 65.5%, loan sales and servicing income increased 89.6%, and other income increased 90.5%. The year-to-date increases in service charges on deposit accounts and other service charges and fees are attributable to the same factors previously discussed for the quarterly increases. The increased investment securities gains result mainly from the third quarter gains discussed previously net of $9.4 million of venture fund marketable equity security impairment losses

ZIONS BANCORPORATION AND SUBSIDIARIES

recognized during the first quarter of 2001. Security gains for the first nine months of 2000 included $5.6 million recognized from the sale of First Security Corporation common stock. The increased loan sales and servicing income relate mainly to increased sales volumes in revolving securitizations and servicing fee income from a sale of SBA loans consummated during the third quarter of 2000. The year-to-date increase in other income is mainly attributable to a $50.2 million Star System (Concord EFS, Inc) nonmarketable security gain recognized in the first quarter of 2001 offset in part by the $14.0 million third quarter of 2001 valuation adjustment write-downs in nonmarketable venture capital investments.

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 2001 was $223.2 million, an increase of 28.3% over $173.9 million for the third quarter of 2000 and an increase of 8.4% over the $205.9 million for the second quarter of 2001. Comparing significant changes in noninterest expense segments for the third quarter of 2001 with the third quarter of 2000, salaries and employee benefits increased 31.7%, occupancy increased 26.1%, legal and professional fees increased 103.9%, merger related expense increased 187.2%, amortization of goodwill and amortization of core deposit and other intangibles increased 44.8%, and the total of all other noninterest expenses increased 10.7%.

Noninterest expense for the nine months ended September 30, 2001 was $632.5 million compared to $541.6 million for the nine months ended September 30, 2000, for an increase of 16.8%. Comparing significant changes in noninterest expense segments for the first nine months of 2001 with the comparable period in 2000, salaries and employee benefits increased 29.1%, occupancy increased 22.6%, legal and professional fees increased 55.1%, merger-related expense decreased 82.8%, amortization of goodwill and amortization of core deposit and other intangibles increased 25.7%, other noninterest expense increased 20.4%, and the total of all other noninterest expenses increased 15.4%.

Noninterest expenses for the third quarter of 2001 and year-to-date are not directly comparable to the same periods of 2000 because of the acquisitions of Draper Bancorp, Eldorado Bancshares, the Arizona branches of Pacific Century Bank, and the companies merged into Lexign, Inc. during 2001. Salaries and benefits for the third quarter of 2001 include approximately $3.8 million of severance related to Digital Signature Trust and California Bank & Trust restructuring activities. The increase in legal and professional fees for the quarter and year-to-date is partly attributable to legal and accounting fees of approximately $2 million related to the Concord EFS, Inc. transaction and increased legal and consulting fees related to various e-commerce initiatives. The increased merger fees for the quarter are mainly related to the acquisition of the companies merged into Lexign, Inc. and conversion expenses related to the acquisition of Eldorado Bancshares. Merger-related expense for 2000 included approximately $44.2 million mainly related to a terminated merger agreement with First Security Corporation and the related disengagement process.

At September 30, 2001, the Company had 7,697 full-time equivalent employees, 408 offices, and 539 ATMs, compared to 6,881 full-time equivalent employees, 375 offices, and 502 ATMs at September 30, 2000.

ZIONS BANCORPORATION AND SUBSIDIARIES

INCOME TAXES

The Company's income taxes increased 15.6% to $41.2 million for the third quarter of 2001 compared to $35.6 million for the third quarter of 2000. The Company's income taxes were $121.3 million for the first nine months of 2001, compared to $45.1 million for the first nine months of 2000. The Company's effective income tax rate was 37.2% for the third quarter of 2001, compared to 35.2% for the third quarter of 2000. The increased effective rate is mainly due to a lower percentage of nontaxable income for the third quarter of 2001. The effective income tax rate for the first nine months of 2001 was 36.4% compared to 31.8% for the first nine months of 2000. The lower rate in 2000 was due to the effect of merger costs and the impairment loss on First Security Corporation common stock, which were considered unusual, infrequently occurring items.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 7.7% to $20,590 million for the nine months ended September 30, 2001, compared to $19,122 million for the nine months ended September 30, 2000. Earning assets comprised 87.8% of total average assets for the first nine months of 2001, compared with 88.5% for the first nine months of 2000.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements decreased 15.5% to $935 million in the first nine months of 2001 as compared to $1,106 million in the first nine months of 2000.

During the first nine months of 2001, average securities decreased 13.8% to $3,928 million compared to $4,559 million in the first nine months of 2000. Average investment portfolio securities decreased 17.4% and average trading securities increased 10.0%. Effective January 1, 2001, the Company transferred securities from held-to-maturity to available for sale as allowed by FASB Statement No. 133 transition provisions and, mainly during the first quarter, sold investment securities to improve its balance sheet composition.

Average net loans and leases increased 16.9% to $15,727 million for the first nine months of 2001 compared to $13,457 million in the first nine months of 2000, representing 76.4% of earning assets in the first nine months of 2001 compared to 70.4% in the first nine months of 2000. Average net loans and leases were 95.7% of average total deposits for the nine months ended September 30, 2001, as compared to 93.5% for the nine months ended September 30, 2000.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES

The following table presents the Company's held-to-maturity and available-for-sale investment securities:



                                                         September 30,           December 31,            September 30,
                                                             2001                    2000                    2000
                                                     ---------------------   ---------------------   ---------------------
                                                     Amortized    Market     Amortized    Market     Amortized    Market
(In millions)                                           cost       value        cost       value        cost       value
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Held to maturity
     U.S. Treasury Securities ....................   $    --     $    --     $       1   $       1   $       1   $       1
     U.S. government agencies and corporations:
          Small Business Administration loan-
               backed securities .................        --          --           560         563         498         524
          Other agency securities ................        --          --         1,269       1,285       1,294       1,276
     States and political subdivisions ...........        --          --           292         296         322         320
     Mortgage-backed securities ..................          54          54       1,003       1,008       1,127       1,123
                                                     ---------   ---------   ---------   ---------   ---------   ---------
                                                            54          54       3,125       3,153       3,242       3,244
                                                     ---------   ---------   ---------   ---------   ---------   ---------
Available for sale
     U.S. Treasury securities ....................          54          57          51          52          49          50
     U.S. government agencies and corporations ...       1,435       1,449          94          94          95          93
     States and political subdivisions ...........         472         488         185         190         146         146
     Mortgage/asset-backed and debt securities ...         991       1,008         274         273          92          89
                                                     ---------   ---------   ---------   ---------   ---------   ---------
                                                         2,952       3,002         604         609         382         378
                                                     ---------   ---------   ---------   ---------   ---------   ---------
     Equity securities:
          Mutual funds:
               Accessor Funds, Inc. ..............         234         237         159         160         118         116
          Other Stock ............................          10          11          18          13         109         104
                                                     ---------   ---------   ---------   ---------   ---------   ---------
                                                           244         248         177         173         227         220
                                                     ---------   ---------   ---------   ---------   ---------   ---------
                                                         3,196       3,250         781         782         609         598
                                                     ---------   ---------   ---------   ---------   ---------   ---------
     Total .......................................   $   3,250   $   3,304   $   3,906   $   3,935   $   3,851   $   3,842
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

The table below sets forth the amount of loans outstanding by type:


(In millions)
                                                  September 30,   December 31,    September 30,
                                                      2001            2000            2000
                                                  -------------   -------------   -------------
Types
Loans held for sale ...........................   $         261   $         181   $         226
Commercial, financial, and agricultural .......           4,046           3,615           3,363

Real estate:
         Construction .........................           2,851           2,273           2,355
         Other:
            Home equity credit line ...........             339             263             288
            1-4 family residential ............           2,973           2,911           3,015
            Other real estate-secured .........           5,110           4,190           3,900
                                                  -------------   -------------   -------------
                                                          8,422           7,364           7,203
                                                  -------------   -------------   -------------
                                                         11,273           9,637           9,558

Consumer:
         Bankcard .............................             109             135             122
         Other ................................             676             472             484
                                                  -------------   -------------   -------------
                                                            785             607             606

Lease financing ...............................             416             317             295
Foreign loans .................................              14              26              30
Other receivables .............................              84              75              66
                                                  -------------   -------------   -------------
                   Total loans ................   $      16,879   $      14,458   $      14,144
                                                  =============   =============   =============

Loans held for sale on September 30, 2001 increased 44.2% from December 31, 2000. All other loans, net of unearned income and fees increased 16.3% to $16,516 million on September 30, 2001 compared to $14,197 million on December 31, 2000. Commercial loans, construction loans, and other real estate loans increased from year-end 11.9%, 25.4%, and 14.4%, respectively. Consumer loans and lease financing increased 29.3% and 31.2%, respectively. Foreign loans decreased 46.2% to $14 million and other receivables increased 12.0%. Within the other real estate loan portfolio, home equity credit line loans increased 28.9%, 1-4 family residential loans increased 2.1%, and all other real estate-secured loans increased 22.0% from year-end. During the first six months of 2001, the Company acquired loans aggregating approximately $1,127 million from the acquisitions of Draper Bancorp, Eldorado Bancshares, and the Arizona branches of Pacific Century Bank.

ZIONS BANCORPORATION AND SUBSIDIARIES

On September 30, 2001, long-term conforming first mortgage real estate loans serviced for others totaled $305 million, and consumer and other loan securitizations, which include loans sold under revolving securitization structures, totaled $2,256 million. During the first nine months of 2001, the Company sold $399 million of loans classified in held for sale, and securitized and sold SBA loans, home equity credit line loans, credit card receivables, automobile loans and nonconforming residential real estate loans totaling $988 million. During the first nine months of 2001, total loans sold were $1,387 million compared to total loans sold of $1,308 million during the first nine months of 2000.

RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $109 million on September 30, 2001, up from $71 million on December 31, 2000, and up from $76 million on September 30, 2000. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .65%, .49% and .54% on September 30, 2001, December 31, 2000, and September 30, 2000, respectively.

Accruing loans past due 90 days or more totaled $47 million on September 30, 2001, up from $27 million on December 31, 2000, and $23 million on September 30, 2000. These loans equaled 0.28% of net loans and leases on September 30, 2001, 0.19% on December 31, 2000, and 0.16% on September 30, 2000.

No loans to borrowers were considered potential problem loans at September 30, 2001, December 31, 2000 or September 30, 2000. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more, and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans included in nonaccrual loans and leases amounted to $66 million on September 30, 2001, as compared to $46 million on December 31, 2000, and $57 million on September 30, 2000. The Company considers a loan to be impaired when the accrual of interest has been discontinued and it meets other criteria under the statements. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on September 30, 2001, December 31, 2000, and September 30, 2000, is a required allowance of $8 million, $10 million and $11 million, respectively, on $24 million, $16 million and $24 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets:

                                                   September 30,    December 31,     September 30,
(In millions)                                          2001             2000             2000
                                                   -------------    -------------    -------------
Nonaccrual loans ...............................   $          92    $          58    $          68
Restructured loans .............................               2                3                1
Other real estate owned and other
   nonperforming assets ........................              15               10                7
                                                   -------------    -------------    -------------
   Total .......................................   $         109    $          71    $          76
                                                   =============    =============    =============
% of net loans and leases*, other real estate
   owned and other nonperforming assets ........             .65%             .49%             .54%

Accruing loans past due 90 days or more ........   $          47    $          27    $          23
                                                   =============    =============    =============

% of net loans and leases* .....................             .28%             .19%             .16%

*Includes loans held for sale.

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.47% of net loans and leases on September 30, 2001, compared to 1.36% on December 31, 2000 and 1.42% on September 30, 2000. Net charge-offs during the third quarter of 2001 were $5 million, or annualized 0.13% of average net loans and leases, compared to net charge-offs of $7 million for the third quarter of 2000. Net charge-offs for the first nine months of 2001 were $21 million, or annualized 0.17% of average net loans and leases, compared to $26 million or 0.25% annualized of average net loans and leases for the first nine months of 2000.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 262.9% on September 30, 2001, compared to 320.7% on December 31, 2000 and 290.9% on September 30, 2000. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 177.2% on September 30, 2001, compared to 229.3% on December 31, 2000 and 220.6% on September 30, 2000.

On September 30, 2001, December 31, 2000, and September 30, 2000, the allowance for loan losses includes an allocation of $42 million, $22 million, and $28 million, respectively, related to commitments to extend credit on loans and standby letters of credit. Commitments to extend credit on loans and standby letters of credit on September 30, 2001, December 31, 2000, and September 30, 2000 totaled $7,615 million, $7,254 million, and $6,895 million, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:


                                                  Nine Months        Twelve Months       Nine Months
                                                     Ended               Ended              Ended
(In millions)                                    September 30,       December 31,      September 30,
                                                      2001               2000               2000
                                                 --------------     --------------     --------------
Average loans* and leases outstanding
     (net of unearned income) ................   $       15,727     $       13,649     $       13,457
                                                 ==============     ==============     ==============
Allowance for possible losses:
Balance at beginning of year .................   $          196     $          204     $          204
Allowance of companies acquired ..............               24                  2                  2
Provision charged against earnings ...........               46                 32                 20
Loans and leases charged-off:
     Loans held for sale .....................             --                 --                 --
     Commercial, financial and agricultural ..              (14)               (38)               (22)
     Real estate .............................               (4)                (4)                (3)
     Consumer ................................               (9)                (9)                (7)
     Lease financing .........................               (5)                (2)                (2)
     Other receivables .......................             --                 --                 --
                                                 --------------     --------------     --------------
        Total ................................              (32)               (53)               (34)
                                                 --------------     --------------     --------------
Recoveries:
     Loans held for sale .....................             --                 --                 --
     Commercial, financial and agricultural ..                8                  6                  5
     Real estate .............................             --                    1               --
     Consumer ................................                2                  3                  2
     Lease financing .........................                1                  1                  1
     Other receivables .......................             --                 --                 --
                                                 --------------     --------------     --------------
        Total ................................               11                 11                  8
                                                 --------------     --------------     --------------
Net loan and lease charge-offs ...............              (21)               (42)               (26)
                                                 --------------     --------------     --------------
Balance at end of the period .................   $          245     $          196     $          200
                                                 ==============     ==============     ==============

*Includes loans held for sale

Ratio of annualized net charge-offs to
     average loans and leases ................             0.17%              0.31%              0.25%


DEPOSITS

Total deposits increased 15.7% to $17,434 million on September 30, 2001 as compared to $15,070 million on December 31, 2000. Deposits assumed in the Draper Bancorp, Eldorado Bancshares, and Arizona branches of Pacific Century Bank acquisitions consummated during 2001 aggregated approximately $1,690 million. Comparing September 30, 2001 to December 31, 2000, demand deposits increased 15.6%, savings and money market deposits increased 14.7%, time deposits under $100,000 increased 24.4%, time deposits over $100,000 increased 16.5%, and foreign deposits decreased 32.2%.

Average total deposits of $16,427 million for the first nine months of 2001 increased 14.1% compared to $14,397 million for the first nine months of 2000, with average demand deposits increasing 15.0%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Average savings and NOW deposits increased 12.4% and average money market and super NOW deposits increased 13.0% during the first nine months of 2001 compared with the same period one year earlier.

Average time deposits under $100,000 increased 18.6% and time deposits over $100,000 increased 17.2% for the first nine months of 2001 compared to the first nine months of 2000. Average foreign deposits decreased 21.8% for the same periods.

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

Zions First National Bank provides a liquidity facility to Lockhart Funding LLC (Lockhart), a Qualified Special Purpose Vehicle. Lockhart purchases U.S. Government and AAA rated securities. These assets are funded through the issuance of commercial paper. During July 2001, the size of this liquidity facility was increased from $2.0 billion to $5.1 billion.

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 89.8% of total deposits on September 30, 2001, as compared to 89.5% on December 31, 2000 and 88.4% on September 30, 2000.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium to long-term liquidity. The Company's ability to raise funds in the capital markets through the securitization process and by debt issuance allows the Company to take advantage of market opportunities to meet funding needs at reasonable cost.

During the second quarter of 2001, the Company issued $200 million of subordinated debt through a newly formed subsidiary, Zions Financial Corp. The debt is unconditionally guaranteed by Zions Bancorporation and matures in May 2011. The notes bear interest at 6.95% per annum through May 14, 2006 and at one-month LIBOR plus 2.86% thereafter until maturity. The notes are redeemable in whole or in part at the option of Zions Financial Corp. on or after May 15, 2006 at a redemption price equal to 100% of the principal amount of the notes being redeemed. On October 25, 2001, Zions Bancorporation issued an additional $200 million of subordinated debt. The debt matures on October 15, 2001 and bears interest at 6.50% per annum through October 14, 2006 and at one-month LIBOR plus 3.01% thereafter until maturity. The notes are redeemable in whole or in part at the option of Zions Bancorporation on or after October 15, 2006 at a redemption price equal to 100% of the principal amount of the notes being redeemed.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

On July 30, 2001, the Company's board of directors authorized a repurchase of up to $50 million of the Company's common stock. During the third quarter of 2001, the Company repurchased approximately 525 thousand common shares at a cost of $29.0 million.

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

The Company, through the management of maturities and repricing of its assets and liabilities and the use of interest rate caps, floors, futures, options, and interest rate exchange agreements, attempts to minimize the effect on net income of changes in interest rates. The Company's management exercises its best judgment in making assumptions with respect to loan and security prepayments, early deposit withdrawals and other noncontrollable events in managing the Company's exposure to changes in interest rates. The interest rate risk position is actively managed and changes daily as the interest rate environment changes; therefore, positions at the end of any period may not be reflective of the Company's interest rate position in subsequent periods. The prime lending rate is the primary basis used for pricing the Company's loans and the short-term Treasury rate is the index used for pricing many of the Company's deposits. The Company, however, is unable to economically hedge the prime/91-day T-bill spread risk.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity on September 30, 2001 was $2,235 million, an increase of 25.6% over the $1,779 million on December 31, 2000, and an increase of 30.2% over the $1,716 million on September 30, 2000. The increase in total shareholders' equity during 2001 includes $232 million related to acquisitions and $78 million of other comprehensive income. The ratio of average equity to average assets for the first nine months of 2001 was 8.91% as compared to 7.64% for the same period in 2000. On September 30, 2001, the Company's total risk-based capital ratio was 11.12%, as compared to 10.83% on December 31, 2000 and 10.85% on September 30, 2000. On September 30, 2001, the Company's Tier I risk-based capital ratio was 8.15%, as compared to 8.53% on December 31, 2000 and 8.35% on September 30, 2000. The Company's leverage ratio on September 30, 2001 was 6.48%, as compared to 6.38% on December 31, 2000 and 6.16% on September 30, 2000.

Dividends declared of $.20 per common share for the third quarter of 2001 were unchanged from the dividends declared for the second quarter of 2001 and the third quarter of 2000. The common cash dividend payout of net income for the third quarter of 2001 was 25.36% compared to 25.17% for the second quarter of 2001 and 26.90% for the third quarter of 2000. The nine-month year-to-date common cash dividend payout of net income was 26.26% for 2001 compared to 38.16% for 2000.

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

PART II.  OTHER INFORMATION
          -----------------

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

               a)   Exhibits

               b)   Reports on Form 8-K

                    Zions Bancorporation did not file any reports on Form 8-K during the quarter ended September 30, 2001.

ZIONS BANCORPORATION AND SUBSIDIARIES


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



Dated November 13, 2001