Form 10-K
period 2001-12-31
ZIONS BANCORPORATION /UT/
filed 2002-03-26
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               ..

COMMISSION FILE NUMBER 0-2610

ZIONS BANCORPORATION

(Exact name of Registrant as specified in its charter)

UTAH	87-0227400
(State or other jurisdiction of incorporation or organization)	(Internal Revenue Service Employer Identification Number)

One South Main, Suite 1134	84111
Salt Lake City, Utah	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (801) 524-4787

Securities registered pursuant to Section 12(b) of the act:  None

Securities registered pursuant to Section 12(g) of the act:

Common Stock, Stock Purchase Rights - without par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Aggregate Market Value of Common Stock Held by Nonaffiliates at March 4, 2002	$4,648,203,040

Number of Common Shares Outstanding at March 4, 2002	91,987,261 Shares

Documents Incorporated by Reference:

Portions of 2001 Annual Report to Shareholders - Incorporated into Parts I, II and IV

Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2002 - Incorporated into Parts I and III

FORM 10-K CROSS-REFERENCE INDEX

Page
		Form 10-K	Annual Report	Proxy Statement (2)
PART I
Item 1.	Business
	Description of Business	2-9	16-90	-
Statistical Disclosure:
	Distribution of Assets, Liabilities and Stockholder’s Equity; Interest Rates and Interest Differential	-	23-26	-
	Investment Portfolio	-	31-33, 55, 60-62	-
	Loan Portfolio	-	34-35, 38-39,55-56 62-63	-
	Summary of Loan Loss Experience	-	40-41, 56-57,62-63
	Deposits	-	24-25,36,68	-
	Return on Equity and Assets	-	*, 16-19	-
	Short-Term Borrowings	-	69	-
Item 2.	Properties	9	18-19, 73	-
Item 3.	Legal Proceedings	-	72	-
Item 4.	Submission of Matters to a Vote of Security- Holders (in fourth quarter 2001) (3)	-	-	-
	Executive Officers of the Registrant	-	-	6-7

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	9	*, 77, 79	-
Item 6.	Selected Financial Data	-	*, 46	-
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	-	16-46	-
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	-	42-44	-
Item 8.	Financial Statements and Supplementary Data	-	47-90	-
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (3)	-	-	-

PART III

Item 10.	Directors and Executive Officers of the Registrant	-	-	2-3, 6-7
Item 11.	Executive Compensation	-	-	4, 9-15
Item 12.	Security Ownership of Certain Beneficial Owners and Management	-	-	8-9
Item 13.	Certain Relationships and Related Transactions	-	-	21

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	9-12	47-90	-

Signatures		13	-	-

(1)	The 2001 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K.
(2)	The Proxy Statement dated March 22, 2002 for the Annual Meeting of Shareholders, portions of which are incorporated by reference into this Form 10-K.
(3)	None.

*Financial Highlights – inside front cover of 2001 Annual Report to Shareholders.

PART I

ITEM I.  BUSINESS

Forward-Looking Information

Statements in this Annual Report on Form 10-K that are not based on historical data are forward-looking, including, for example, the projected performance of the Company and its operations.  These statements constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from the projections discussed in Management’s Comments since such projections involve significant risks and uncertainties.  Factors that might cause such differences include, but are not limited to: the timing of closing proposed acquisitions being delayed or such acquisitions being prohibited; competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally in areas in which the Company conducts its operations, being less favorable than expected; and legislation or regulatory changes which adversely affect the Company’s operations or business.  The Company disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

Description of Business

Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of Utah in 1955, and registered under the Bank Holding Company Act of 1956, as amended.  Zions Bancorporation and its Subsidiaries (“the Company”) own and operate six commercial banks with a total of 413 offices.  The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, Idaho, California, Nevada, Arizona, Colorado and Washington. On December 31, 2001, the Company had total assets of approximately $24.3 billion, loans of $17.3 billion, deposits of $17.8 billion and shareholders’ equity of $2.3 billion.  Active full-time equivalent employees totaled 8,124 at year-end 2001.  For further information about the Company’s industry segments, see “Business Segment Results” in Management’s Comments and Note 22 of the Notes to Consolidated Financial Statements.  All the Notes to the Consolidated Financial Statements and references to Management’s Comments, referred to in this Form 10-K, are included in the Company’s 2001 Annual Report to Shareholders incorporated by reference herein.

Growth

While the Company’s internally generated growth remained very strong during 2001, the Company also continued to build the business through acquisitions of banks and other companies that complement its strategies and build on its core strengths.

In November 2001, the Company acquired Minnequa Bancorp headquartered in Pueblo, Colorado, and its banking subsidiary, Minnequa Bank of Pueblo, in a transaction accounted for as a purchase.  Minnequa Bank, with assets of $336 million, was merged into the Company’s Vectra Bank Colorado subsidiary.

In April 2001, the Company acquired nine Arizona branches of Pacific Century Bank, a subsidiary of Pacific Century Financial Corporation. The Company purchased $231 million in loans, assumed $447 million in deposits, acquired branch facilities with the accompanying personnel, and received cash to satisfy assumed deposits.

In March 2001, the Company acquired Eldorado Bancshares, Inc., headquartered in Laguna Hills, California, and its banking subsidiaries, Eldorado Bank and Antelope Valley Bank in a transaction accounted for as a purchase.  Eldorado Bank and Antelope Valley Bank, with combined assets of  $1.3 billion, were merged into the Company’s California Bank & Trust subsidiary.

In January 2001, the Company acquired Draper Bancorp, based in Draper, Utah, and its banking subsidiary, Draper Bank.  The acquisition was accounted for using the pooling-of-interests method and was not considered material to the historical results of the Company and, accordingly, the Company’s financial statements were not restated. Draper Bank, with assets of $242 million, was merged into the Company’s Zions First National Bank subsidiary.

In July 2001, the Company also acquired three companies providing e-commerce solutions.  The Company acquired Internet Commerce Express, Inc., headquartered in Nashua, New Hampshire; ThinkXML, Inc., headquartered in Rockville, Maryland; and Frontier Technologies Corporation (asset purchase only), headquartered in Mequon, Wisconsin.  They were subsequently merged into Internet Commerce Express, Inc., and in October 2001, the name was changed to Lexign, Inc.

On July 28, 2000, the Company completed the acquisition of County Bank headquartered in Prescott, Arizona.  County Bank, with assets of approximately $247 million, was merged into the Company’s National Bank of Arizona subsidiary. The acquisition was accounted for as a pooling-of-interests and was not considered material to the historical results of the Company and, accordingly, the Company’s financial statements were not restated.

In October 1999, the Company acquired Pioneer Bancorporation headquartered in Reno, Nevada, and its wholly-owned subsidiary Pioneer Citizens Bank of Nevada, in a transaction accounted for as a pooling-of-interests.  Pioneer Citizens Bank of Nevada, with total assets of approximately $1 billion on September 30, 1999, was merged into Nevada State Bank.  Also in October 1999, the Company completed the acquisition of Regency Bancorp headquartered in Fresno, California and its banking subsidiary Regency Bank, in a purchase transaction.  On September 30, 1999, Regency Bank had total assets of approximately $230 million.  Regency Bank was merged into the Company’s banking subsidiary, California Bank & Trust.

For further information about merger activities, see Note 3 of the Notes to Consolidated Financial Statements.

Products and Services

The Company focuses on maintaining community-minded banking by strengthening its core business lines of retail banking, small and medium-sized business lending, residential mortgage, and investment activities. The banks provide a wide variety of commercial and retail banking and mortgage lending products and services. The Company provides commercial loans, lease financing, cash management, lockbox, customized draft processing, and other special financial services for business and other commercial banking customers. The Company provides a wide range of personal banking services to individuals, including bankcard, student and other installment loans and home equity lines of credit, checking accounts, savings accounts, time certificates of various types and maturities, trust services, safe deposit facilities, direct deposit, and 24-hour ATM access. Zions First National Bank also provides services to key segments through its Women’s Financial, Private Client Services, and Executive Banking Groups. National Bank of Arizona also provides services through an Executive Banking Group.

In addition to these core businesses, the Company has built specialized lines of business in capital markets and public finance. The Company provides online trading through Zions Direct Online Brokerage (www.zionsdirect.com), the online brokerage arm of Zions Investment Securities, Inc., a member of the National Association of Security Dealers (“NASD”) and Securities Investor Protection Corporation (“SIPC”).  Zions Direct offers free real-time quotes, free news, free access for reviewing personal portfolios, and inexpensive online trading of stocks, options, and more than 6,000 mutual funds. Other services include estate planning, investment management, financial planning, registered investment advisor services, and retirement planning.

Electronic trading of U.S. Treasury and Agency issues is available through the Company on four electronic delivery platforms. Institutional investors with the Bloomberg system can access Zions at “BBT (GO)” and “Zions (GO)”, or via the Internet at GovRate.comTM or OddLot.com. The Company’s proprietary site, GovRate.com, also provides a search engine for municipal, corporate and agency securities. On average, the Company clears approximately $2 billion of securities each day.

Zions Bank Capital Markets makes markets in U.S. Treasuries, Agencies, Municipals, Small Business Administration (“SBA”) Pools, Mortgage-Backed/Asset-Backed Securities, and Repurchase Agreements.  Its customer base is comprised of global institutions such as major corporations, banks, insurance companies, and municipalities.  Zions Investment Securities, Inc. makes markets in over 200 investment grade corporate bonds.

Zions also offers Liquid Asset Management, an investment service that enhances earnings on cash while maintaining liquidity. The Company’s combined public finance operations constitute one of the largest municipal advisory firms in the country. For five consecutive years, the combined financial advisory business of the Company has ranked among the nation’s top ten municipal financial advisors.

The Company is also a leader in U.S. Small Business Administration lending. Through its six bank subsidiaries, the Company provides SBA 7(a) loans to small businesses throughout the United States. According to published reports by the SBA, the Company ranked as the eighth largest provider of SBA-backed 7(a) loans in terms of number of loans approved for the SBA fiscal year ended September 30, 2001.  The Company is also the largest provider of SBA 504 financing in the nation. The Company also owns an equity interest in the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and is the nation’s top originator of secondary market agricultural real estate mortgage loans through Farmer Mac.

The Company continues to be recognized as a leader in providing a variety of innovative e-commerce products and solutions. The Company’s Digital Signature Trust Co. (“DST”) established its TrustID(R) certificate, sponsored by the American Bankers Association, as the credential of choice for online authentication of financial transactions. The Mortgage Bankers Association of America endorsed TrustID certificates as the exclusive standard for online lending initiatives among its nearly 1,500 members. DST has also been a leader in enabling federal government agencies to prepare for compliance with the Government Paperwork Elimination Act (“GPEA”). Under the GPEA, all government agencies must have all of their high-use forms available in electronic format, and must be able to accept transmission of those forms electronically by 2003. Among the products DST introduced during 2001 are FedSign and ACES eKit, which are designed to enable government agencies to meet the GPEA requirements.

The Company also launched LexignTM in 2001. Lexign provides software and end-to-end, trusted electronic transaction management. Lexign software enables an organization to easily translate any paper form into an XML-based electronic form, to manage the workflow of the form throughout the organization, and to digitally and irrevocably attach signatures to the form. In addition to Lexign, the Company launched EnterVault, which provides secure storage of documents over the Internet in the Company’s own data processing facilities. This enables the Company to not only offer electronic document and transaction management solutions, but also highly reliable and secure long-term storage of electronic documents generated by customers.

Other Nonbanking Subsidiaries

The Company conducts various other banking-related business activities through subsidiaries of Zions First National Bank (“ZFNB”) and the Parent.  Zions Credit Corporation, a subsidiary of ZFNB, engages in lease origination and servicing operations. Zions Investment Securities, Inc., also a subsidiary of ZFNB, provides discount investment brokerage services on a nonadvisory basis to both commercial and consumer customers.  Personal investment officers employed by this discount brokerage subsidiary provide customers with a wide range of investment products, including stocks, municipal bonds, mutual funds and tax-deferred annuities.  Four venture capital companies owned by the Company provide early-stage capital, primarily for start-up companies located in the Western United States.  Zions Life Insurance Company, a subsidiary of the Company, underwrites, as reinsurer, credit-related life and disability insurance.  Zions Insurance Agency, Inc., a subsidiary of the Company, operates an insurance brokerage business, which administers various credit-related insurance programs in the Company’s subsidiaries and sells general lines of insurance.  Zions Management Services Company, also a subsidiary of the Company, provides administrative, data processing, and other services to other subsidiaries of the Company.

Competition

Zions Bancorporation and its subsidiaries operate in a highly competitive environment due to the diverse financial services and products they offer.  Competitors include not only other banks, thrift institutions, credit unions, and mutual funds, but also, insurance companies, finance companies, brokerage firms, securities dealers, investment banking companies, and a variety of other financial services and advisory companies.  Many of these competitors are not subject to the same regulatory restrictions as the Company.  Most of these competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in many significant products.  These competitive trends are likely to continue.

Supervision and Regulation

Zions Bancorporation is a financial holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (“the BHC Act”).  The BHC Act requires the prior approval of the Federal Reserve Board (“FRB”) for a financial holding company to acquire or hold more than 5% voting interest in any bank, and restricts interstate banking activities.  The BHC Act allows interstate bank acquisitions and interstate branching by acquisition anywhere in the country.

The BHC Act restricts the Company’s nonbanking activities to those which are permitted for bank holding companies or determined by the FRB to be financial in nature, incidental to financial activities, or complementary to financial activities.  The BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies.  The Company’s banking subsidiaries are subject to limitations with respect to transactions with affiliates.

The Company’s banking subsidiaries are also subject to various requirements and restrictions in the laws of the United States and in the states in which the banks operate.  These include restrictions on the amount of loans to a borrower and its affiliates, the nature and amount of their investments, their ability to act as an underwriter of securities, the opening of branches and the acquisition of other financial entities.  The Company’s subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states, are under the supervision of, and are subject to periodic examination by, the Comptroller of the Currency (“OCC”) or their respective state banking departments, and are subject to the rules and regulations of the OCC, the FRB, and the Federal Deposit Insurance Corporation (“FDIC”).

The FRB has established capital guidelines for financial holding companies.  The OCC, the FDIC, and the FRB have also issued regulations establishing capital requirements for banks under federal law.  Failure to meet capital requirements could subject the Company and its subsidiary banks to a variety of restrictions and enforcement remedies.  See Note 19 of the Notes to Consolidated Financial Statements for information regarding capital requirements.

The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (“the BIS”).  The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply.  In January 2001, the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures.  Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events.  The 1988 capital accord does not include separate capital requirements for operational risk.  The events of September 11, 2001 demonstrate the importance for financial institutions of managing operational risks. The BIS has stated that its objective is to finalize a new capital accord in 2002 and for member countries to implement the new accord in 2005.  The ultimate timing for the new accord and the specifics of capital assessments for addressing operational risk are uncertain.  However, the Company expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies.

In January 2002, the federal bank regulators adopted rules, effective April 1, 2002, governing the regulatory capital treatment of equity investments in nonfinancial companies.  The federal rules require a series of marginal capital charges on covered equity investments that increase with the level of those investments as a percentage of Tier 1 capital.  With certain exceptions, the rules require that the Company and its bank subsidiaries deduct from Tier 1 capital the appropriate percentage set out in the following table:

Aggregate Carrying Value of Covered Nonfinancial Equity Investments as a percentage of Tier 1 Capital	Required Deduction From Tier 1 Capital as a percentage of the Carrying Value of the Investments
< 15%	8%
=> 15% but < 25%	12%
=> 25%	25%

The effect that the newly adopted rules may have on the Company’s subsidiary banks is not expected to be significant.

Dividends payable by the subsidiary banks to Zions Bancorporation are subject to various legal and regulatory restrictions.  These restrictions and the amount available for the payment of dividends at year-end are summarized in Note 19 of the Notes to Consolidated Financial Statements.

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 provides that the Company’s bank subsidiaries are liable for any loss incurred by the FDIC in connection with the failure of an affiliated insured bank.

Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund (“BIF”) of the FDIC, well capitalized and well managed banks, including the Company’s bank subsidiaries, have in recent years paid relatively small premiums for FDIC insurance.  A number of factors suggest that as early as the second half of 2002, even well capitalized and well managed banks will be required to pay premiums on deposit insurance.  The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as the BIF loss experience and other factors, none of which the Company is in a position to predict at this time.

The Federal Deposit Insurance Corporation Improvement Act of 1991 prescribes standards for the safety and soundness of insured banks.  These standards relate to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, as well as other operational and management standards deemed appropriate by the federal banking regulatory agencies.

The Community Reinvestment Act (“CRA”) requires banks to help serve the credit needs in their communities, including credit to low and moderate income individuals.  Should the Company or its subsidiaries fail to adequately serve their communities, penalties may be imposed including denials of applications to add branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions.

The enactment of the Gramm-Leach-Bliley Act of 1999 (“the GLB Act”) represented a pivotal point in the history of the financial services industry.  The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s.  Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services.  The

GLB Act provides a new regulatory framework through a financial holding company, which has as its umbrella regulator the FRB.  Functional regulation of the financial holding company’s separately regulated subsidiaries is conducted by their primary functional regulator.  Among other things, the GLB Act requires “satisfactory” or higher CRA compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities.  The GLB Act provides a federal right to privacy of non-public personal information of individual customers.  The Company, including its subsidiaries, is also subject to certain state laws that deal with the use and distribution of nonpublic personal information.

On October 26, 2001, the President signed into law comprehensive antiterrorism legislation known as the USA Patriot Act.  Title III of the USA Patriot Act requires financial institutions, including the Company’s bank and broker-dealer subsidiaries, to help prevent, detect, and prosecute international money laundering and the financing of terrorism.  The Company’s bank and broker-dealer subsidiaries have augmented their systems and procedures to accomplish this objective.  The Secretary of the Treasury has proposed additional regulations to further implement Title III.  Although the Company cannot predict when and in what form these regulations will be adopted, the Company believes that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to the Company.

Regulators and Congress continue to enact rules, laws, and policies to regulate the financial services industry and to protect consumers.  The nature of these laws and regulations and the effect of such policies on future business and earnings of the Company cannot be predicted.

Government Monetary Policies

The earnings and business of the Company are affected not only by general economic conditions, but also by fiscal and other policies adopted by various governmental authorities.  The Company is particularly affected by the policies of the FRB which affects the national supply of bank credit.  The instruments and methods of monetary policy available to the FRB include open-market operations in U.S. government securities; adjustment of the discount rates or cost of bank borrowings; imposing or changing reserve requirements against member bank deposits; and imposing or changing reserve requirements against certain borrowings by banks and their affiliates.  These methods are used in varying combinations to influence the overall growth or contraction of bank loans, investments and deposits, and the interest rates charged on loans or paid for deposits.

In view of the changing conditions in the economy and the effect of the FRB’s monetary policies, it is difficult to predict future changes in loan demand, deposit levels and interest rates, or their effect on the business and earnings of the Company.  FRB monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Employees

At December 31, 2001, the Company employed approximately 8,124 full-time equivalent personnel with approximately 6,665 employed by the banking subsidiaries.  The Company had 6,915 full-time equivalent employees at December 31, 2000, compared to 6,833 at December 31, 1999.  The Company believes that it enjoys good employee relations.  In addition to competitive salaries and wages, the Company contributes to group medical plans, group insurance plans, stock ownership plans, and a pension plan.

ITEM 2.  PROPERTIES

The Company operates 413 branches, of which 182 are owned and 231 are on leased premises.  The annual rentals under long-term leases for such banking premises are determined under various formulas and factors, including operating costs, maintenance, and taxes. For information regarding rental payments, see Note 14 of the Notes to Consolidated Financial Statements.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the NASDAQ National Market under the symbol “ZION.”  The last reported sale price of the common stock on NASDAQ on March 4, 2002 was $53.73 per share.

The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on NASDAQ:

	2001		2000
	High	Low	High	Low
1st Quarter	$61.94	$46.94	$59.75	$36.44
2nd Quarter	59.54	50.42	48.63	39.94
3rd Quarter	59.76	51.62	51.75	41.06
4th Quarter	53.51	42.45	62.75	46.81

As of March 4, 2002, there were 6,796 holders of record of the Company’s common stock.

Frequency and amount of dividends paid during the last two years:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2001	$.20	$.20	$.20	$.20
2000	$.29	$.20	$.20	$.20

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Financial Statements, Schedules, and Exhibits:

(1)   The following consolidated financial statements of the Company, included in the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference in Item 8:

Consolidated balance sheets - December 31, 2001 and 2000

Consolidated statements of income - Years ended December 31, 2001, 2000, and 1999

Consolidated statements of changes in shareholders’ equity and comprehensive income -Years ended December 31, 2001, 2000 and 1999

Consolidated statements of cash flows - Years ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

(2)   All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

(3)   List of Exhibits:

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 1997.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3 of Form 10-Q for the quarter ended June 30, 1998.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Restated Bylaws of Zions Bancorporation dated January 19, 2001, incorporated by reference to Exhibit 3.4 of Form S-4 filed February 5, 2001.	*

4	Shareholder Protection Rights Agreement dated September 27, 1996, incorporated by reference to Exhibit 1 of Form 8-K filed October 12, 1996.	*

10.1	Zions Bancorporation Supplemental Retirement Plan Form, incorporated by reference to Exhibit 19.4 of Form 10-Q for the quarter ended September 30, 1985.	*

10.2	Zions Bancorporation Key Employee Incentive Stock Option Plan dated April 28, 1982, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 1995.	*

10.3	Amendment No. 1 to Zions Bancorporation Key Employee Incentive Stock Option Plan dated April 27, 1990, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 1995.	*

10.4	Amendment No. 2 to Zions Bancorporation Key Employee Incentive Stock Option Plan dated April 28, 1995, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 1995.	*

10.5	Amendment No. 3 to Zions Bancorporation Key Employee Incentive Stock Option Plan dated April 24, 1998, incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended June 30, 1998.	*

10.6	Zions Bancorporation Deferred Compensation Plan for Directors, as amended May 1, 1991, incorporated by reference to Exhibit 19 of Form 10-K for the year ended December 31, 1991.	*

10.7	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1997-2000, incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 1997.	*

10.8	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1998-2001, incorporated by reference to Exhibit 10.23 of Form 10-K for the year ended December 31, 1998.	*

10.9	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1999-2002, incorporated by reference to Exhibit 10.22 of Form 10-K for the year ended December 31, 2000.	*

10.10	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2000-2003, incorporated by reference to Exhibit 10.23 of Form 10-K for the year ended December 31, 2000.	*

10.11	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2001-2004 (filed herewith).

10.12	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 1994.	*

10.13	Zions Bancorporation Non-Employee Directors Stock Option Plan dated April 26, 1996, incorporated by reference to Exhibit 10 of Form 10-Q for the quarter ended June 30, 1996.	*

10.14	Zions Bancorporation 1998 Non-Qualified Stock Option and Incentive Plan incorporated by reference to Exhibit 4.7 of Form S-8 filed October 5, 1999.	*

10.15	Zions Bancorporation Deferred Compensation Plan effective January 1, 2001, incorporated by reference to Exhibit 10.24 of Form 10-K for the year ended December 31, 2000.	*

10.16	Zions Bancorporation Deferred Compensation Plan Trust Agreement, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2000.	*

10.17	Zions Bancorporation Restated Pension Plan effective January 1, 2000, including amendments adopted through January 31, 2002 (filed herewith).

12	Ratio of Earnings to Fixed Charges (filed herewith)

13	2001 Annual Report to Shareholders - Financial Highlights on inside front cover and Pages 16 through 90 (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23.1	Consent of Ernst & Young LLP, independent auditors (filed herewith).

23.2	Consent of KPMG LLP, independent auditors (filed herewith).

23.3	Report of KPMG LLP, independent auditors (filed herewith).

        * incorporated by reference

(b)   Zions Bancorporation filed the following report on Form 8-K during the quarter ended December 31, 2001:

Filed December 4, 2001 (Item 5), containing slides from presentation made by Zions Bancorporation President and CEO Harris H. Simmons at the Goldman Sachs Investor Conference on December 4, 2001 in New York City.

 (c)  Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d)   Financial Statement Schedules - None, see previous discussion under Item 14 (a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2002	ZIONS BANCORPORATION

By	/s/ Harris H. Simmons
HARRIS H. SIMMONS, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 22, 2002

/s/ Harris H. Simmons	/s/ Doyle L. Arnold
HARRIS H. SIMMONS, President, Chief Executive Officer and Director, (Principal Executive Officer)	DOYLE L. ARNOLD, Secretary, Executive Vice President, and Chief Financial Officer, (Principal Financial Officer)

/s/ Roy W. Simmons	/s/ Nolan Bellon
ROY W. SIMMONS, Chairman and Director	NOLAN BELLON, Controller, (Principal Accounting Officer)

/s/ Jerry C. Atkin	/s/ Stephen D. Quinn
JERRY C. ATKIN, Director	STEPHEN D. QUINN, Director

/s/ Grant R. Caldwell	/s/ L. E. Simmons
GRANT R. CALDWELL, Director	L.E. SIMMONS, Director

/s/ R. D. Cash	/s/ Shelley Thomas Williams
R. D. CASH, Director	SHELLEY THOMAS WILLIAMS, Director

/s/ Richard H. Madsen	/s/ I. J. Wagner
RICHARD H. MADSEN, Director	I. J. WAGNER, Director

/s/ Roger B. Porter
ROGER B. PORTER, Director