Form 10-Q
period 2002-03-31
ZIONS BANCORPORATION /UT/
filed 2002-05-15
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

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


        ONE SOUTH MAIN, SUITE 1134
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

Common Stock, without par value,
outstanding at May 2, 2002                                     91,766,001 shares

                      ZIONS BANCORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                           Page
PART I.  FINANCIAL INFORMATION                                             ----
         ---------------------

     ITEM 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets                                     3
             Consolidated Statements of Income                               4
             Consolidated Statements of Changes in Shareholders'
                Equity and Comprehensive Income (Loss)                       6
             Consolidated Statements of Cash Flows                           7
             Notes to Consolidated Financial Statements                      9

     ITEM 2. Management's Discussion and Analysis                           13

     ITEM 3. Quantitative and Qualitative Disclosures about Market Risk     27

PART II.  OTHER INFORMATION
          -----------------

     ITEM 6. Exhibits and Reports on Form 8-K                               27


SIGNATURES                                                                  28
----------

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.      FINANCIAL STATEMENTS (Unaudited)
             --------------------------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                          March 31,   December 31,    March 31,
(In thousands, except share amounts)                                        2002          2001          2001
                                                                        ------------  ------------  ------------
                                                                         (Unaudited)                 (Unaudited)
ASSETS
Cash and due from banks ..............................................  $    906,611  $    978,609  $  1,061,125
Money market investments:
   Interest-bearing deposits .........................................         5,238         2,780         1,068
   Federal funds sold ................................................        38,752        57,653       329,028
   Security resell agreements ........................................       287,101       222,147       706,106
Investment securities:
   Held to maturity, at cost (approximate market
     value $79,651, $79,752, and $51,559) ............................        78,584        79,546        51,559
   Available for sale, at market (includes $0, $0, and $143,341
     transferred as collateral under repurchase agreements) ..........     3,140,897     3,283,915     3,374,519
   Trading account, at market (includes $95,870, $87,612, and
     $232,811 transferred as collateral under repurchase agreements) .       284,308       102,896       326,324
                                                                        ------------  ------------  ------------
                                                                           3,503,789     3,466,357     3,752,402
Loans:
   Loans held for sale ...............................................       206,758       297,959       210,654
   Loans, leases and other receivables ...............................    17,750,667    17,115,485    15,359,827
                                                                        ------------  ------------  ------------
                                                                          17,957,425    17,413,444    15,570,481
   Less:
      Unearned income and fees, net of related costs .................       103,257       102,606        83,793
      Allowance for loan losses ......................................       264,107       260,483       221,245
                                                                        ------------  ------------  ------------
         Net loans ...................................................    17,590,061    17,050,355    15,265,443

Premises and equipment, net ..........................................       370,472       368,076       338,048
Goodwill .............................................................       769,379       770,763       670,571
Core deposit and other intangibles ...................................       104,576       109,148        92,823
Other real estate owned ..............................................        13,490        10,302         8,963
Other assets .........................................................     1,250,154     1,267,974     1,322,602
                                                                        ------------  ------------  ------------
                                                                        $ 24,839,623  $ 24,304,164  $ 23,548,179
                                                                        ============  ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand ........................................  $  4,418,020  $  4,480,669  $  4,140,122
   Interest-bearing:
      Savings and money market .......................................    10,007,607     9,507,817     8,945,391
      Time under $100,000 ............................................     1,926,131     2,055,087     1,890,130
      Time $100,000 and over .........................................     1,540,183     1,664,829     1,774,215
      Foreign ........................................................       108,401       133,288        95,142
                                                                        ------------  ------------  ------------
                                                                          18,000,342    17,841,690    16,845,000

Securities sold, not yet purchased ...................................       188,894        87,255       233,758
Federal funds purchased ..............................................     1,297,094     1,203,764       686,785
Security repurchase agreements .......................................       788,908       933,973     1,587,643
Accrued liabilities ..................................................       452,999       428,225       678,442
Commercial paper .....................................................       315,389       309,000       296,154
Federal Home Loan Bank advances and other borrowings:
   One year or less ..................................................       437,467       181,266       438,228
   Over one year .....................................................       241,219       240,458       151,161
Long-term debt .......................................................       781,173       781,342       461,343
                                                                        ------------  ------------  ------------
      Total liabilities ..............................................    22,503,485    22,006,973    21,378,514
                                                                        ------------  ------------  ------------
Minority interest ....................................................        20,769        16,322        53,611

Shareholders' equity:
   Capital stock:
      Preferred stock, without par value; authorized
        3,000,000 shares; issued and outstanding, none ...............          --            --            --
      Common stock, without par value; authorized 350,000,000
        shares; issued and outstanding 91,986,436
        92,208,736, and 92,060,315 shares ............................     1,092,735     1,111,214     1,111,202
   Accumulated other comprehensive income ............................        51,700        59,951        57,985
   Retained earnings .................................................     1,170,934     1,109,704       946,867
                                                                        ------------  ------------  ------------
      Total shareholders' equity .....................................     2,315,369     2,280,869     2,116,054
                                                                        ------------  ------------  ------------
                                                                        $ 24,839,623  $ 24,304,164  $ 23,548,179
                                                                        ============  ============  ============

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                  Three Months Ended
(In thousands, except per share amounts)                               March 31,
                                                                -----------------------
                                                                   2002         2001
                                                                ----------   ----------
Interest income:
   Interest and fees on loans ................................  $  305,705   $  321,572
   Interest on loans held for sale ...........................       2,736        3,084
   Lease financing ...........................................       5,668        5,020
   Interest on money market investments ......................       3,686       10,214
   Interest on securities:
      Held to maturity - taxable .............................         798          985
      Available for sale - taxable ...........................      34,628       48,976
      Available for sale - nontaxable ........................       6,342        6,064
      Trading account ........................................       5,434       10,998
                                                                ----------   ----------
         Total interest income ...............................     364,997      406,913
                                                                ----------   ----------
Interest expense:
   Interest on savings and money market deposits .............      38,455       77,055
   Interest on time and foreign deposits .....................      33,390       46,530
   Interest on borrowed funds ................................      36,937       67,491
                                                                ----------   ----------
         Total interest expense ..............................     108,782      191,076
                                                                ----------   ----------
         Net interest income .................................     256,215      215,837
Provision for loan losses ....................................      18,090       12,772
                                                                ----------   ----------
         Net interest income after provision for loan losses .     238,125      203,065
                                                                ----------   ----------
Noninterest income:
   Service charges on deposit accounts .......................      28,420       22,080
   Loan sales and servicing income ...........................       6,926       19,595
   Other service charges, commissions and fees ...............      21,190       17,534
   Trust income ..............................................       4,413        4,775
   Income from securities conduit ............................       4,139          728
   Underwriting, trading and nonhedge derivative income ......      15,435       14,042
   Equity securities gains, net ..............................         621       27,854
   Fixed income securities gains (losses), net ...............          43       (4,376)
   Other .....................................................      14,611        9,628
                                                                ----------   ----------
         Total noninterest income ............................      95,798      111,860
                                                                ----------   ----------
Noninterest expense:
   Salaries and employee benefits ............................     117,474      107,115
   Occupancy, net ............................................      16,853       14,567
   Furniture and equipment ...................................      16,362       14,256
   Legal and professional services ...........................       6,652        7,615
   Postage and supplies ......................................       7,209        6,027
   Advertising ...............................................       5,864        5,869
   Merger-related expense ....................................        --          2,537
   Amortization of goodwill ..................................        --          7,142
   Amortization of core deposit and other intangibles ........       4,571        2,566
   Other .....................................................      37,422       35,796
                                                                ----------   ----------
         Total noninterest expense ...........................     212,407      203,490
                                                                ----------   ----------
         Income before income taxes ..........................     121,516      111,435
Income taxes .................................................      42,035       41,138
                                                                ----------   ----------
         Income before minority interest and cumulative
           effect of change in accounting principle ..........      79,481       70,297
Minority interest ............................................        (150)      (1,604)
                                                                ----------   ----------
         Income before cumulative effect of change
           in accounting principle ...........................      79,631       71,901
Cumulative effect of change in accounting principle,
  adoption of FASB Statement No. 133, net of
  income tax benefit of $4,521 ...............................        --         (7,159)
                                                                ----------   ----------
         Net income ..........................................  $   79,631   $   64,742
                                                                ==========   ==========
         Income before cumulative effect, as adjusted*........  $   79,631   $   78,996
                                                                ==========   ==========
         Net income, as adjusted*.............................  $   79,631   $   71,837
                                                                ==========   ==========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

                                                                    Three Months Ended
(In thousands, except per share amounts)                                 March 31,
                                                                  -----------------------
                                                                     2002         2001
                                                                  ----------   ----------
Weighted average common shares outstanding
  during the period:
      Basic shares ............................................       92,055       88,247
      Diluted shares ..........................................       92,814       89,495

Net income per common share:
   Basic:
      Income before cumulative effect of change
        in accounting principle ...............................   $     0.87   $     0.81
      Cumulative effect of change in accounting principle,
        adoption of FASB Statement No. 133 ....................         --          (0.08)
                                                                  ----------   ----------
      Net income ..............................................   $     0.87   $     0.73
                                                                  ==========   ==========
      Income before cumulative effect, as adjusted* ...........   $     0.87   $     0.89
                                                                  ==========   ==========
      Net income, as adjusted* ................................   $     0.87   $     0.81
                                                                  ==========   ==========

   Diluted:
      Income before cumulative effect of change
        in accounting principle ...............................   $     0.86   $     0.80
      Cumulative effect of change in accounting principle,
        adoption of FASB Statement No. 133 ....................         --          (0.08)
                                                                  ----------   ----------
      Net income ..............................................   $     0.86   $     0.72
                                                                  ==========   ==========
      Income before cumulative effect, as adjusted* ...........   $     0.86   $     0.88
                                                                  ==========   ==========
      Net income, as adjusted* ................................   $     0.86   $     0.80
                                                                  ==========   ==========

*See Notes to Consolidated Financial Statements - "Business Combinations, Goodwill, and Other Intangible Assets."

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
   AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

                                                                             Three Months Ended March 31, 2002
                                                      -----------------------------------------------------------------------------
                                                                      Accumulated Other Comprehensive
                                                                                 Income (Loss)
                                                                   -------------------------------------
                                                                  Net Unrealized    Net
                                                                  Gains (Losses) Unrealized
                                                                  on Investments  Gains on                                 Total
                                                        Common     and Retained  Derivative                 Retained   Shareholders'
(In thousands)                                           Stock      Interests   Instruments   Subtotal      Earnings       Equity
                                                      -----------  -----------  -----------  -----------   -----------  -----------
Balance, January 1, 2002 ...........................  $ 1,111,214  $    31,774  $    28,177  $    59,951   $ 1,109,704  $ 2,280,869
Comprehensive income:
  Net income for the period ........................                                                            79,631       79,631
  Other comprehensive income:
    Net realized and unrealized holding gains
      during the period, net of income tax
      expense of $640 ..............................                     1,033                     1,033
    Reclassification for net realized gains
      recorded in operations, net of income tax
      expense of $16 ...............................                       (27)                      (27)
    Change in net unrealized losses on derivative
      instruments, net of reclassification to
      operations of $13,285 and income tax
      benefit of $5,734 ............................                                 (9,257)      (9,257)
                                                                   -----------  -----------  -----------
    Other comprehensive income (loss) ..............                     1,006       (9,257)      (8,251)                    (8,251)
                                                                                                                        -----------
  Total comprehensive income .......................                                                                         71,380
Cash dividends--common, $.20 per share .............                                                           (18,401)     (18,401)
Stock redeemed and retired .........................      (25,302)                                                          (25,302)
Stock options exercised, net of shares
  tendered and retired .............................        6,823                                                             6,823
                                                      -----------  -----------  -----------  -----------   -----------  -----------
Balance, March 31, 2002 ............................  $ 1,092,735  $    32,780  $    18,920  $    51,700   $ 1,170,934  $ 2,315,369
                                                      ===========  ===========  ===========  ===========   ===========  ===========


                                                                             Three Months Ended March 31, 2001
                                                      -----------------------------------------------------------------------------
                                                                      Accumulated Other Comprehensive
                                                                                 Income (Loss)
                                                                   -------------------------------------
                                                                  Net Unrealized    Net
                                                                  Gains (Losses) Unrealized
                                                                  on Investments  Gains on                                 Total
                                                        Common     and Retained  Derivative                 Retained   Shareholders'
(In thousands)                                           Stock      Interests   Instruments   Subtotal      Earnings       Equity
                                                      -----------  -----------  -----------  -----------   -----------  -----------
Balance, January 1, 2001 ...........................  $   907,604  $    (3,644)              $    (3,644)  $   874,884  $ 1,778,844
Comprehensive income:
  Net income for the period ........................                                                            64,742       64,742
  Other comprehensive income:
    Net realized and unrealized holding gains
      during the period, net of income tax
      expense of $6,536 ............................                    10,551                    10,551
    Reclassification for net realized losses
      recorded in operations, net of income tax
      benefit of $3,398 ............................                     5,484                     5,484
    Change in net unrealized gains on derivative
      instruments, net of reclassification to
      operations of $1,368 and income tax
      expense of $6,857 ............................                            $    11,069       11,069
    Cumulative effect of change in accounting
      principle, adoption of FASB Statement
      No. 133, net of income tax expense of $21,245                     13,259       21,266       34,525
                                                                   -----------  -----------  -----------
    Other comprehensive income .....................                    29,294       32,335       61,629                     61,629
                                                                                                                        -----------
  Total comprehensive income .......................                                                                        126,371
Cash dividends--common, $.20 per share .............                                                           (18,458)     (18,458)
Issuance of common shares for acquisitions .........      199,680                                               25,699      225,379
Stock options exercised, net of shares
  tendered and retired .............................        3,918                                                             3,918
                                                      -----------  -----------  -----------  -----------   -----------  -----------
Balance, March 31, 2001 ............................  $ 1,111,202  $    25,650  $    32,335  $    57,985   $   946,867  $ 2,116,054
                                                      ===========  ===========  ===========  ===========   ===========  ===========

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                    Three Months Ended
(In thousands)                                                                          March 31,
                                                                              ----------------------------
                                                                                  2002            2001
                                                                              ------------    ------------
Cash flows from operating activities:
    Net income ............................................................   $     79,631    $     64,742
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Cumulative effect of change in accounting
           principle, adoption of FASB Stmt No. 133 .......................           --             7,159
        Provision for loan losses .........................................         18,090          12,772
        Depreciation of premises and equipment ............................         15,133          13,034
        Amortization ......................................................          4,609          11,861
        Accretion of unearned income and fees, net of
           related costs ..................................................            651          (3,401)
        Loss to minority interest .........................................           (150)         (1,604)
        Fixed income securities (gains) losses, net .......................            (43)          4,376
        Equity securities gains, net ......................................           (621)        (27,854)
        Proceeds from sales of trading account securities .................     64,820,193      46,172,562
        Increase in trading account securities ............................    (65,001,605)    (46,214,852)
        Proceeds from loans held for sale .................................        116,990         109,341
        Increase in loans held for sale ...................................        (25,789)       (138,836)
        Net losses (gains) on sales of loans, leases and other assets .....            696         (13,057)
        Change in accrued income taxes ....................................         36,917          16,220
        Change in accrued interest receivable .............................         26,062           5,214
        Change in other assets ............................................        (16,133)       (218,044)
        Change in other liabilities .......................................        (79,743)        343,801
        Change in accrued interest payable ................................         12,501         (10,634)
        Other, net ........................................................          1,867          21,503
                                                                              ------------    ------------
            Net cash provided by operating activities ......................         9,256         154,303
                                                                              ------------    ------------

Cash flows from investing activities:
    Net increase in money market investments ..............................        (48,511)       (427,235)
    Proceeds from maturities of investment securities
      held to maturity ....................................................            948             796
    Proceeds from sales of investment securities
      available for sale ..................................................      5,124,533       1,132,567
    Proceeds from maturities of investment securities
      available for sale ..................................................        203,233         867,341
    Purchases of investment securities available for sale .................     (5,176,740)     (1,134,118)
    Proceeds from sales of loans and leases ...............................        177,860         223,801
    Net increase in loans and leases ......................................       (845,825)       (390,453)
    Payments on leveraged leases ..........................................         (5,585)         (4,870)
    Principal collections on leveraged leases .............................          5,585           4,870
    Proceeds from sales of premises and equipment .........................            814             279
    Purchases of premises and equipment ...................................        (18,672)        (21,808)
    Proceeds from sales of other assets ...................................          4,167           2,273
    Cash received for acquisitions, net of cash paid ......................           --            92,329
    Cash paid for net liabilities on branches sold, net of cash received ..        (19,674)           --
                                                                              ------------    ------------
      Net cash provided by (used in) investing activities .................       (597,867)        345,772
                                                                              ------------    ------------

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

                                                                                    Three Months Ended
(In thousands)                                                                          March 31,
                                                                              ----------------------------
                                                                                  2002            2001
                                                                              ------------    ------------
Cash flows from financing activities:
    Net increase in deposits ..............................................   $    241,491    $    512,904
    Net change in short-term funds borrowed ...............................        312,494        (984,415)
    Proceeds from FHLB advances over one year .............................          1,500            --
    Payments on FHLB advances over one year ...............................           (739)           (745)
    Proceeds from issuance of long-term debt ..............................           --             1,914
    Payments on long-term debt ............................................           (169)           (278)
    Proceeds from issuance of common stock ................................          5,739           2,876
    Payments to redeem common stock .......................................        (25,302)           --
    Dividends paid ........................................................        (18,401)        (18,458)
                                                                              ------------    ------------
      Net cash provided by (used in) financing activities .................        516,613        (486,202)
                                                                              ------------    ------------
Net increase (decrease) in cash and due from banks ........................        (71,998)         13,873
Cash and due from banks at beginning of period ............................        978,609       1,047,252
                                                                              ------------    ------------
Cash and due from banks at end of period ..................................   $    906,611    $  1,061,125
                                                                              ============    ============

Supplemental disclosures of cash flow information:
Cash paid for:
    Interest ..............................................................   $     81,636    $    198,621
    Income taxes ..........................................................          1,785          11,861
Loans transferred to other real estate owned ..............................          7,693             601

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2002

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2001.

BUSINESS COMBINATIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

Financial Accounting Standards Board ("FASB") Statement No. 141, Business Combinations, became effective for the Company for business combinations completed after June 30, 2001. Statement No. 141 supersedes certain previous accounting guidance on business combinations, and eliminates the pooling-of-interest method of accounting. There were no acquisitions during the three months ended March 31, 2002.

FASB Statement No. 142, Goodwill and Other Intangible Assets, became effective for the Company beginning January 1, 2002. Under this Statement, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to specified annual impairment tests. Other intangible assets are amortized over their useful lives.

ZIONS BANCORPORATION AND SUBSIDIARIES

Transitional disclosures under Statement No. 142 to reconcile prior period amounts of income before cumulative effect and net income to their respective adjusted amounts for the add back of goodwill amortization are as follows:

                                                                                   Earnings per Share
                                                                       -----------------------------------------
                                                                              Basic                Diluted
                                                 Three Months Ended    -------------------   -------------------
(In thousands, except per share amounts)              March 31,              Three Months Ended March 31,
                                                 -------------------   -----------------------------------------
                                                   2002       2001       2002       2001       2002       2001
                                                 --------   --------   --------   --------   --------   --------
Income before cumulative effect of change
  in accounting principle ....................   $ 79,631   $ 71,901   $   0.87   $   0.81   $   0.86   $   0.80
Add back of goodwill amortization net of
  income tax benefit .........................                 7,095                  0.08                  0.08
                                                 --------   --------   --------   --------   --------   --------

Income before cumulative effect, as adjusted .   $ 79,631   $ 78,996   $   0.87   $   0.89   $   0.86   $   0.88
                                                 ========   ========   ========   ========   ========   ========

Net income ...................................   $ 79,631   $ 64,742   $   0.87   $   0.73   $   0.86   $   0.72
Add back of goodwill amortization net of
  income tax benefit .........................                 7,095                  0.08                  0.08
                                                 --------   --------   --------   --------   --------   --------
Net income, as adjusted ......................   $ 79,631   $ 71,837   $   0.87   $   0.81   $   0.86   $   0.80
                                                 ========   ========   ========   ========   ========   ========

Information with respect to core deposit and other intangible assets and related amortization is as follows (in thousands):

                                     March 31, 2002
                              ----------------------------
                                 Gross
                                Carrying      Accumulated
                                 Amount       Amortization
                              ------------    ------------

Core deposit intangibles ..   $    141,475    $    (52,657)
Other intangibles .........         19,816          (4,058)
                              ------------    ------------
                              $    161,291    $    (56,715)
                              ============    ============

Estimated amortization expense of core deposit and other intangible assets (in thousands):

     Year ended December 31, 2002                       $ 18,291
     Year ended December 31, 2003                         16,678
     Year ended December 31, 2004                         15,406
     Year ended December 31, 2005                         15,406
     Year ended December 31, 2006                         15,061


The aggregate amount of amortization expense of core deposit and other intangible assets for the three months ended March 31, 2002 is separately reflected in the statement of income. The Company has no intangible assets with indefinite lives.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the carrying amount of goodwill for the three months ended March 31, 2002 by operating segment are as follows (in thousands):

                      Zions First                                                                The
                        National    California    Nevada State    National      Vectra        Commerce
                        Bank and       Bank &       Bank and        Bank         Bank          Bank of                 Consolidated
                      Subsidiaries     Trust      Subsidiaries   of Arizona    Colorado      Washington      Other       Company
                      ------------  -----------   ------------  ------------  -----------   ------------  -----------  ------------
Balance as of
   January 1, 2002 .  $     11,533  $   387,387   $     21,051  $     57,168  $   239,232   $       --    $    54,392  $    770,763
Goodwill written off
   from sale of
   branches ........                     (1,082)                                                                             (1,082)
Other adjustments ..                       (474)                         195          (23)                                     (302)
                      ------------  -----------   ------------  ------------  -----------   ------------  -----------  ------------

Balance as of
   March 31, 2002 ..  $     11,533  $   385,831   $     21,051  $     57,363  $   239,209   $       --    $    54,392  $    769,379
                      ============  ===========   ============  ============  ===========   ============  ===========  ============

By June 30, 2002, as required under the provisions of Statement No. 142, the Company will complete the first of the required impairment tests of goodwill for each operating segment. The Company has not yet determined whether any impairment will be indicated, including the likelihood or amount of such impairment. Any significant impairment indicated will be recorded by operating segment as a cumulative effect of a change in accounting principle by December 31, 2002.

EXCHANGE OF INTEREST IN SUBSIDIARY

On March 25, 2002, the Company entered into an agreement to exchange its interest in Digital Signature Trust Co., a subsidiary of Zions First National Bank engaged in e-commerce digital certification, to Identrus, LLC (a corporate joint venture), for an approximate 33% ownership in Identrus. The Company finalized the transaction on April 30, 2002. No gain or loss was recognized on the exchange.

OPERATING SEGMENT INFORMATION

The Company manages its operations and prepares management reports with a primary focus on geographical area. All segments presented, except for the segment defined as "Other," are based on commercial banking operations. Zions First National Bank and subsidiaries operates 128 branches in Utah and 22 in Idaho. California Bank & Trust operates 92 branches in Northern and Southern California. Nevada State Bank and subsidiaries operates 61 offices in Nevada. National Bank of Arizona operates 46 branches in Arizona. Vectra Bank Colorado operates 57 branches in Colorado and one branch in New Mexico. The Commerce Bank of Washington operates one branch in the state of Washington. The operating segment defined as "Other" includes the parent company, smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated usage of those services. Commencing January 1, 2002, the Company began transfer pricing on a consolidated company level. Allocated transfer pricing (expense) income included in net interest income of the banking subsidiaries for the three months ended March 31, 2002 is as follows: Zions First National Bank - $(11.3) million, Nevada State Bank - $3.4 million, National Bank of Arizona - $1.8 million, Vectra Bank Colorado - $5.2 million,

ZIONS BANCORPORATION AND SUBSIDIARIES

and The Commerce Bank of Washington - $.9 million. Also, net income of each segment for the three months ended March 31, 2001 has been adjusted for the add back of goodwill amortization as required by FASB Statement No. 142.

The following table presents selected operating segment information for the three months ended March 31, 2002 and 2001:

                                                   Zions First                              Nevada State
                                                  National Bank         California            Bank and            National Bank
(In millions)                                    and Subsidiaries      Bank & Trust         Subsidiaries            of Arizona
                                                ------------------  ------------------  -------------------   ---------------------
                                                  2002      2001      2002      2001      2002       2001       2002        2001
                                                --------  --------  --------  --------  --------   --------   ---------   ---------
CONDENSED INCOME STATEMENT
Net interest income ........................... $   75.9  $   69.3  $   92.6  $   71.3  $   31.9   $   27.7   $    27.2   $    24.2
Provision for loan losses .....................     11.3       5.7       4.0       0.8       1.0        2.5         0.6         0.6
Noninterest income ............................     50.2      64.4      20.9      33.1       6.8        6.3         4.8         3.6
Merger expense and amortization of
  goodwill, core deposit and other intangibles       0.3       1.9       1.9       5.1       0.1        0.4         0.4         0.5
Other noninterest expense .....................     72.3      67.3      57.5      52.7      20.0       19.9        15.6        14.4
Income tax expense (benefit) ..................     14.1      19.9      20.5      19.8       6.0        3.8         6.1         4.9
Minority interest .............................     --        (0.7)     --        --        --         --          --          --
Cumulative effect, adoption of FASB Stmt No.133     --        (5.3)     --        (1.3)     --         (0.6)       --          --
Add back of goodwill amortization .............     --         0.1      --         3.0      --          0.2        --           0.2
                                                --------  --------  --------  --------  --------   --------   ---------   ---------
  Net income (loss), as adjusted .............. $   28.1  $   34.4  $   29.6  $   27.7  $   11.6   $    7.0   $     9.3   $     7.6
                                                ========  ========  ========  ========  ========   ========   =========   =========

AVERAGE BALANCE SHEET DATA
Total assets .................................. $ 10,010  $  8,765  $  8,346  $  6,740  $  2,489   $  2,347   $   2,600   $   1,946
Net loans and leases ..........................    6,263     5,113     5,717     4,837     1,556      1,377       1,804       1,498
Total deposits ................................    5,289     4,228     6,734     5,564     2,140      2,009       2,180       1,623



                                                                       The Commerce
                                                    Vectra Bank           Bank of                                 Consolidated
(In millions)                                        Colorado           Washington             Other                 Company
                                                ------------------  ------------------  -------------------   ---------------------
                                                  2002      2001      2002      2001      2002       2001       2002        2001
                                                --------  --------  --------  --------  --------   --------   ---------   ---------
CONDENSED INCOME STATEMENT
Net interest income ........................... $   27.2  $   21.6  $    5.5  $    5.4  $   (4.1)  $   (3.7)  $   256.2   $   215.8
Provision for loan losses .....................      0.9       3.0       0.3       0.2      --         --          18.1        12.8
Noninterest income ............................      7.4       5.7       0.4       0.4       5.3       (1.7)       95.8       111.8
Merger expense and amortization of
  goodwill, core deposit and other intangibles       0.6       3.2      --        --         1.3        1.1         4.6        12.2
Other noninterest expense .....................     24.6      18.9       2.5       2.4      15.3       15.6       207.8       191.2
Income tax expense (benefit) ..................      2.9       1.6       1.1       1.1      (8.7)     (10.0)       42.0        41.1
Minority interest .............................     --        --        --        --        (0.1)      (0.9)       (0.1)       (1.6)
Cumulative effect, adoption of FASB Stmt No.133     --        --        --        --        --         --          --          (7.2)
Add back of goodwill amortization .............     --         2.6      --        --        --          1.0        --           7.1
                                                --------  --------  --------  --------  --------   --------   ---------   ---------
  Net income (loss), as adjusted .............. $    5.6  $    3.2  $    2.0  $    2.1  $   (6.6)  $  (10.2)  $    79.6   $    71.8
                                                ========  ========  ========  ========  ========   ========   =========   =========

AVERAGE BALANCE SHEET DATA
Total assets .................................. $  2,588  $  2,165  $    523  $    522  $   (842)  $   (342)  $  25,714   $  22,143
Net loans and leases ..........................    1,822     1,486       288       237        89         57      17,539      14,605
Total deposits ................................    1,718     1,396       370       374      (756)       (62)     17,675      15,132

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

FINANCIAL HIGHLIGHTS
(Unaudited)

                                                                            Three Months Ended
(In thousands, except per share and ratio data)                                  March 31,
                                                                --------------------------------------------
                                                                    2002            2001          % Change
                                                                ------------    ------------    ------------
EARNINGS
Taxable-equivalent net interest income ......................   $    261,305    $    220,709         18.39 %
Net interest income .........................................        256,215         215,837         18.71 %
Noninterest income ..........................................         95,798         111,860        (14.36)%
Provision for loan losses ...................................         18,090          12,772         41.64 %
Noninterest expense .........................................        212,407         203,490          4.38 %
Income before income taxes ..................................        121,516         111,435          9.05 %
Income taxes ................................................         42,035          41,138          2.18 %
Minority interest ...........................................           (150)         (1,604)       (90.65)%
Cumulative effect of adoption of FASB Statement No. 133 .....           --            (7,159)      (100.00)%
Net income ..................................................         79,631          64,742         23.00 %
Income before cumulative effect, as adjusted (1) ............         79,631          78,996          0.80 %
Net income, as adjusted (1) .................................         79,631          71,837         10.85 %

PER COMMON SHARE
Net income (diluted) ........................................           0.86            0.72         19.44 %
Income (diluted) before cumulative effect, as adjusted (1) ..           0.86            0.88         (2.27)%
Net income (diluted), as adjusted (1) .......................           0.86            0.80          7.50 %
Dividends ...................................................           0.20            0.20            --
Book value ..................................................          25.17           22.99          9.48 %

SELECTED RATIOS (1)
Return on average assets ....................................         1.26 %          1.32 %
Return on average common equity .............................        14.02 %         15.46 %
Efficiency ratio ............................................        59.48 %         59.04 %
Net interest margin .........................................         4.70 %          4.59 %

OPERATING CASH EARNINGS (2)
Taxable-equivalent net interest income ......................   $    261,305    $    220,709         18.39 %
Net interest income .........................................        256,215         215,837         18.71 %
Noninterest income ..........................................         96,880         111,860        (13.39)%
Provision for loan losses ...................................         18,090          12,772         41.64 %
Noninterest expense .........................................        207,836         191,245          8.68 %
Income before income taxes ..................................        127,169         123,680          2.82 %
Income taxes ................................................         43,865          43,097          1.78 %
Minority interest ...........................................           (150)         (1,404)       (89.32)%
Net income before cumulative effect of adoption
     of FASB Statement No. 133 ..............................         83,454          81,987          1.79 %

PER COMMON SHARE
Net income (diluted) ........................................           0.90            0.92         (2.17)%
Dividends ...................................................           0.20            0.20            --
Book value ..................................................          15.67           14.69          6.67 %

SELECTED RATIOS
Return on average assets ....................................         1.36 %          1.55 %
Return on average common equity .............................        23.74 %         26.67 %
Efficiency ratio ............................................        58.02 %         57.51 %
Net interest margin .........................................         4.70 %          4.59 %

(1) Adjusted according to FASB Statement No. 142 for the add back of goodwill amortization, net of income tax benefit.

(2) Before amortization of goodwill in prior period, amortization of core deposit and other intangible assets, merger expense, goodwill allocated to the carrying value of branches sold and the cumulative effect of the adoption of FASB Statement No. 133.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

                                                                            Three Months Ended
(In thousands, except per share and ratio data)                                  March 31,
                                                                --------------------------------------------
                                                                    2002            2001          % Change
                                                                ------------    ------------    ------------
AVERAGE BALANCES
Total assets ................................................   $ 25,714,074    $ 22,142,791         16.13 %
Securities ..................................................      4,079,827       4,080,038         (0.01)%
Net loans and leases ........................................     17,538,937      14,605,416         20.09 %
Goodwill ....................................................        770,239         568,406         35.51 %
Core deposit and other intangibles ..........................        107,202          69,040         55.28 %
Total deposits ..............................................     17,675,111      15,131,719         16.81 %
Minority interest ...........................................         18,546          53,572        (65.38)%
Shareholders' equity ........................................      2,303,066       1,884,101         22.24 %

Weighted average common and common-
   equivalent shares outstanding ............................     92,813,828      89,494,543          3.71 %

AT PERIOD END
Total assets ................................................     24,839,623      23,548,179          5.48 %
Securities ..................................................      3,503,789       3,752,402         (6.63)%
Net loans and leases ........................................     17,854,168      15,486,688         15.29 %
Sold loans being serviced (1) ...............................      2,526,076       1,776,139         42.22 %
Allowance for loan losses ...................................        264,107         221,245         19.37 %
Goodwill ....................................................        769,379         670,571         14.73 %
Core deposit and other intangibles ..........................        104,576          92,823         12.66 %
Total deposits ..............................................     18,000,342      16,845,000          6.86 %
Minority interest ...........................................         20,769          53,611        (61.26)%
Shareholders' equity ........................................      2,315,369       2,116,054          9.42 %

Common shares outstanding ...................................     91,986,436      92,060,315         (0.08)%

Average equity to average assets ............................           8.96%           8.51%
Common dividend payout ......................................          23.11%          28.51%
Nonperforming assets ........................................        131,154          82,265         59.43 %
Accruing loans past due 90 days or more .....................         37,371          45,983        (18.73)%
Nonperforming assets to net loans and leases,
   other real estate owned and other
   nonperforming assets at period end .......................           0.73%           0.53%

(1) Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation and subsidiaries ("the Company") achieved net income of $79.6 million, or $0.86 per diluted share for the first quarter of 2002, an increase of 23.0% and 19.4%, respectively, over the $64.7 million, or $0.72 per diluted share in the first quarter of 2001. Income for the first quarter of 2001, adjusted for the add back of goodwill amortization and before the cumulative effect of a change in accounting principle, was $79.0 million, or $0.88 per diluted share. Comparing the equivalent amount in the first quarter of 2002 to this adjusted amount in 2001 reflects a 0.8% increase in net income and a 2.3% decrease per share. All references hereinafter to prior periods are on an "as adjusted" basis for the add back of goodwill under FASB Statement No. 142.

Included in the 2002 first quarter results are after-tax operating losses at Digital Signature Trust ("DST") of $2.4 million, or $.03 per share, compared to after-tax operating losses of $2.9 million, or $.03 per share in the first quarter of 2001. As previously announced and also discussed in the Notes to Consolidated Financial Statements, the Company agreed to exchange its interest in DST to Identrus, LLC for an approximate 33% ownership in Identrus. The exchange was finalized on April 30, 2002 for which no gain or loss was recognized.

The first quarter of 2001 included a gain of $50.2 million from the sale of a nonpublic investee of the Company to a public company, Concord EFS, Inc., offset by valuation adjustments to venture capital investments of $22.4 million. The $50.2 million gain was recognized based on the estimated fair value of restricted stock received by the Company as consideration for the investee company. Noninterest expense also included $14.4 million in nonrecurring charges for certain benefit obligations, consulting services, and closed business operations. These items contributed approximately $.09 per diluted share to earnings in the first quarter of 2001.

The annualized return on average assets was 1.26% in the first quarter of 2002, compared to 1.32% in the first quarter of 2001. The annualized return on average common equity was 14.02% in the first quarter of 2002, compared to 15.46% in the first quarter of 2001. The efficiency ratio, defined as the percentage of noninterest expenses to the sum of taxable equivalent net interest income and noninterest income, increased to 59.48% in the first quarter of 2002 from 59.04% in the first quarter of 2001.

The Company's first quarter increase in earnings of $14.9 million (23.0%), compared to the same period the previous year reflects a $40.4 million (18.7%) increase in net interest income and the effect of the 2001 cumulative effect of an accounting change of $7.2 million, offset by a $16.1 million (14.4%) decrease in noninterest income, a $5.3 million (41.6%) increase in the provision for loan losses, an $8.9 million (4.4%) increase in noninterest expense, a $1.5 million (90.7%) decrease from the effects of minority interests, and a $.9 million (2.2%) increase in income taxes.

During 2001, the Company completed several acquisitions accounted for as purchases. Results of operations between periods are influenced because of these transactions.

OPERATING CASH EARNINGS RESULTS

The Company also provides its earnings performance on an operating cash basis because it believes its cash performance gives a better reflection of its financial position and shareholder value creation, and better demonstrates its ability to support growth, pay dividends, and repurchase stock, than providing only reported net income. Operating cash earnings are earnings before amortization of goodwill in the prior period, amortization of core deposit and other intangible assets, goodwill allocated to the value of branches sold in 2002, merger-related expenses and the cumulative effect of adoption of FASB Statement No. 133.

Operating cash earnings for the first quarter of 2002 were $83.5 million or $0.90 per diluted share, an increase of 1.8% and a decrease of 2.2%, respectively, over the $82.0 million or $0.92 per diluted share earned in the first quarter of 2001.

The operating cash annualized return on average assets for the first quarter of 2002 was 1.36% compared to 1.55% for the first quarter of 2001. Operating cash annualized return on average common shareholders' equity for the first quarter of 2002 was 23.74% compared to 26.67% for the first quarter of 2001. The Company's cash efficiency ratio for the first quarter of 2002 was 58.02% compared to 57.51% in the first quarter of 2001.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the first quarter of 2002, adjusted to a fully taxable-equivalent basis, increased 18.4% to $261.3 million compared to $220.7 million for the first quarter of 2001. Net interest margin increased to 4.70% for the first quarter of 2002, compared to 4.59% for the first quarter of 2001. The increased margins for 2002 compared to 2001 result primarily from a more attractive balance sheet composition that includes strong loan growth as well as the major decreases in interest rates.

The yield on average earning assets decreased 191 basis points during the first quarter of 2002 compared to the first quarter of 2001. The average rate paid this quarter on interest-bearing funds decreased 235 basis points from the first quarter of 2001. The spread on average interest-bearing funds for the first quarter of 2002 was 4.30%, up from 3.86% for the first quarter of 2001.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)


                                                          Three Months Ended                       Three Months Ended
(In thousands)                                              March 31, 2002                            March 31, 2001
                                               ---------------------------------------   ---------------------------------------
                                                 Average        Amount of      Average     Average        Amount of      Average
                                                 Balance       Interest (1)     Rate       Balance       Interest (1)     Rate
                                               ------------    ------------    -------   ------------    ------------    -------
ASSETS
Money market investments ...................   $    930,734    $      3,686      1.61%   $    799,148    $     10,214      5.18%
Securities:
   Held to maturity ........................         79,143             798      4.09%         51,975             985      7.69%
   Available for sale ......................      3,349,833          44,385      5.37%      3,294,006          58,305      7.18%
   Trading account .........................        650,851           5,434      3.39%        734,057          10,998      6.08%
                                               ------------    ------------              ------------    ------------
      Total securities .....................      4,079,827          50,617      5.03%      4,080,038          70,288      6.99%
                                               ------------    ------------              ------------    ------------
Loans:
   Loans held for sale .....................        214,328           2,736      5.18%        180,054           3,084      6.95%
   Net loans and leases (2) ................     17,324,609         313,048      7.33%     14,425,362         328,199      9.23%
                                               ------------    ------------              ------------    ------------
      Total loans ..........................     17,538,937         315,784      7.30%     14,605,416         331,283      9.20%
                                               ------------    ------------              ------------    ------------
Total interest-earning assets ..............     22,549,498         370,087      6.66%     19,484,602         411,785      8.57%
Cash and due from banks ....................        976,923                                   788,602
Allowance for loan losses ..................       (264,053)                                 (201,551)
Goodwill ...................................        770,239                                   568,406
Core deposit and other intangibles .........        107,202                                    69,040
Other assets ...............................      1,574,265                                 1,433,692
                                               ------------                              ------------
      Total assets .........................   $ 25,714,074                              $ 22,142,791
                                               ============                              ============
LIABILITIES
Interest-bearing deposits:
   Savings and NOW deposits ................   $  2,351,800           6,074      1.05%   $  1,753,766           8,612      1.99%
   Money market super NOW deposits .........      7,348,527          32,381      1.79%      6,589,871          68,443      4.21%
   Time under $100,000 .....................      2,024,253          18,484      3.70%      1,790,988          23,744      5.38%
   Time $100,000 and over ..................      1,592,229          14,518      3.70%      1,448,965          21,717      6.08%
   Foreign deposits ........................        101,258             388      1.55%        122,620           1,069      3.54%
                                               ------------    ------------              ------------    ------------
      Total interest-bearing deposits ......     13,418,067          71,845      2.17%     11,706,210         123,585      4.28%
                                               ------------    ------------              ------------    ------------
Borrowed funds:
   Securities sold, not yet purchased ......        392,271           3,702      3.83%        383,740           5,285      5.59%
   Federal funds purchased and security
     repurchase agreements .................      3,127,698          12,893      1.67%      2,721,791          34,723      5.17%
   Commercial paper ........................        357,147           1,886      2.14%        286,730           4,317      6.11%
   FHLB advances and other borrowings:
      One year or less .....................        394,901           1,809      1.86%        799,570          12,431      6.31%
      Over one year ........................        227,508           2,832      5.05%        130,867           1,909      5.92%
   Long-term debt ..........................        793,828          13,815      7.06%        433,843           8,826      8.25%
                                               ------------    ------------              ------------    ------------
      Total borrowed funds .................      5,293,353          36,937      2.83%      4,756,541          67,491      5.75%
                                               ------------    ------------              ------------    ------------
Total interest-bearing liabilities .........     18,711,420         108,782      2.36%     16,462,751         191,076      4.71%
                                                               ------------                              ------------
Noninterest-bearing deposits ...............      4,257,044                                 3,425,509
Other liabilities ..........................        423,998                                   316,858
                                               ------------                              ------------
Total liabilities ..........................     23,392,462                                20,205,118
Minority interest ..........................         18,546                                    53,572
      Total shareholders' equity ...........      2,303,066                                 1,884,101
                                               ------------                              ------------
Total liabilities and shareholders' equity .   $ 25,714,074                              $ 22,142,791
                                               ============                              ============
Spread on average interest-bearing funds ...                                     4.30%                                     3.86%
Net interest income and net yield on
  interest-earning assets ..................                   $    261,305      4.70%                   $    220,709      4.59%
                                                               ============                              ============

(1)  Taxable-equivalent rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses was $18.1 million for the first quarter of 2002, compared to $26.7 million for the fourth quarter of 2001, and $12.8 million for the first quarter of 2001. Annualized, the provision is 0.42% of average loans for the first quarter of 2002, 0.63% for the fourth quarter of 2001, and 0.35% for the first quarter of 2001. The increased provision for loan losses for the first quarter of 2002 and the fourth quarter of 2001 compared to the first quarter of 2001, reflects management's evaluation of its various portfolios, statistical trends, and other various economic factors. It is management's intent to maintain a strong coverage of nonperforming assets in a continued uncertain economic environment in the markets in which the Company operates.

NONINTEREST INCOME

Noninterest income for the first quarter of 2002 was $95.8 million, a decrease of 14.4% from the $111.9 million for the first quarter of 2001. As previously discussed, noninterest income for the first quarter of 2001 included a gain of $50.2 million related to the Company's investment in a nonpublic investee acquired by a public company, offset by valuation writedowns of venture capital investments of $22.4 million. Excluding these items, noninterest income increased $11.7 million or 14.0%.

Comparing the segments of noninterest income for the first quarter of 2002 to the first quarter of 2001, service charges on deposit accounts increased 28.7%, loan sales and servicing income decreased 64.7%, other service charges, commissions, and fees increased 20.9%, income from securities conduit increased 468.5%, underwriting, trading and nonhedge derivative income increased 9.9%, equity securities gains decreased 97.8%, fixed income securities gains increased 101.0%, and other noninterest income increased 51.8%.

The increase in service charges on deposit accounts results mainly from increased fees associated with acquisitions consummated at the end of the first quarter of 2001 and later in 2001, as well as increased internal core deposit growth. Increased other service charges, commissions, and fees also reflect the effect of the acquisitions.

The decrease in loan sales and servicing income results from the Company recording a writedown of approximately $13.5 million on capitalized excess servicing related to an auto securitization nonhedge derivative transaction. The $13.5 million fair value of a swap entered into in this transaction was recorded as an asset, and nonhedge derivative income was increased by this amount. Without this transaction, underwriting, trading and nonhedge derivative income would have been approximately $1.9 million for the first quarter of 2002 compared to $14.0 million for the first quarter of 2001. The adjusted decrease from the first quarter of 2001 results mainly from the recognition of approximately $8.4 million of nonhedge derivative income during the first quarter of 2001 resulting from increases in fair values of nonhedge derivatives in a rapidly decreasing interest rate environment. The first quarter of 2001 also included approximately $3.3 million of income from held to maturity securities transferred to trading in conjunction with the adoption of FASB Statement No. 133 and sold during the quarter.

Income from securities conduit represents liquidity, interest rate agreement, and administrative fees from a sponsored qualified special purpose entity securities conduit established during 2001. The increased fees result from increases in the conduit's securities portfolio activity.

As previously discussed, the decrease in equity securities gains from the first quarter of 2001 results mainly from a gain of $50.2 million from the nonpublic investee transaction and losses of $22.4 million from writedowns of venture

ZIONS BANCORPORATION AND SUBSIDIARIES

capital investments during the first quarter of 2001. Fixed income securities losses for the first quarter of 2001 included an impairment loss of approximately $4.5 million on SBA interest-only securities.

Other income includes approximately $4.5 million of income from bank-owned life insurance for the first quarter of 2002 compared to $3.7 million for the first quarter of 2001. Other income for the first quarter of 2002 also includes a pretax gain of approximately $3.2 million from the sales of three California branches. The after-tax gain from the sales was approximately $1.4 million.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 2002 was $212.4 million, an increase of $8.9 million, or 4.4% over $203.5 million for the first quarter of 2001. Excluding the amortization of goodwill in the first quarter of 2001, noninterest expense increased $16.1 million, or 8.2%. Comparing significant changes in noninterest expense segments for the first quarter of 2002 with the first quarter of 2001, salaries and employee benefits increased 9.7%, occupancy increased 15.7%, furniture and equipment increased 14.8%, legal and professional fees decreased 12.7%, merger-related expense and amortization of goodwill decreased 100.0% to zero amounts, amortization of core deposit and other intangibles increased 78.1%, and the total of all other noninterest expenses increased 5.9%.

Expenses for the first quarter of 2001 do not include expenses associated with the operations of Eldorado Banchsares, Inc., acquired March 30, 2001, branches acquired in Arizona from Pacific Century Bank, several companies acquired to form Lexign, Inc., and Minnequa Bancorp, all of which were acquired subsequent to March 31, 2001. The decrease in legal and professional fees is mainly the result of professional fees incurred during the first quarter of 2001 related to the nonpublic investee transaction. The increase in amortization of core deposit and other intangibles reflects increased amortization related to the previously discussed purchase acquisitions.

At March 31, 2002, the Company had 8,255 full-time equivalent employees, 408 offices, and 587 ATMs, compared to 7,570 full-time equivalent employees, 402 offices, and 548 ATMs at March 31, 2001.

INCOME TAXES

The Company's income taxes increased 2.2% to $42.0 million for the first quarter of 2002 compared to $41.1 million for the first quarter of 2001. The Company's effective income tax rate was 34.6% for the first quarter of 2002, compared to 36.9% for the first quarter of 2001. The lower effective rate is mainly due to higher book income resulting from the nonamortization of goodwill in the first quarter of 2002.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 15.7% to $22,549 million for the three months ended March 31, 2002, compared to $19,485 million for the three months ended March 31, 2001. Earning assets comprised 87.7% of total average assets for the first three months of 2002, compared with 88.0% for the first three months of 2001.

ZIONS BANCORPORATION AND SUBSIDIARIES

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements increased 16.5% to $931 million in the first three months of 2002 as compared to $799 million in the first three months of 2001.

Average securities remained relatively constant at $4,080 million for both the first three months of 2002 and 2001. Average investment portfolio securities increased 2.5% and average trading securities decreased 11.3%.

Average net loans and leases increased 20.1% to $17,539 million for the first three months of 2002 compared to $14,605 million for the first three months of 2001, representing 77.8% of earning assets in the first three months of 2002 compared to 75.0% in the first three months of 2001. Average net loans and leases were 99.2% of average total deposits for the three months ended March 31, 2002, as compared to 96.5% for the three months ended March 31, 2001.

INVESTMENT SECURITIES

The following table presents the Company's held-to-maturity and available-for-sale investment securities:

                                                         March 31,             December 31,              March 31,
(In millions)                                              2002                    2001                    2001
                                                   ---------------------   ---------------------   ---------------------
                                                   Amortized     Market    Amortized     Market    Amortized     Market
                                                     Cost        Value       Cost        Value       Cost        Value
                                                   ---------   ---------   ---------   ---------   ---------   ---------
HELD TO MATURITY
Mortgage-backed securities ......................   $      79   $      80   $      79   $      80   $      52   $      52
                                                    ---------   ---------   ---------   ---------   ---------   ---------
                                                           79          80          79          80          52          52
                                                    ---------   ---------   ---------   ---------   ---------   ---------
AVAILABLE FOR SALE
U.S. Treasury securities ........................          56          57          61          63          57          60
U.S. government agencies and corporations:
   Small Business Administration
     loan-backed securities .....................         706         707         674         674         590         604
   Other agency securities ......................         709         713         769         781         673         680
States and political subdivisions ...............         530         537         505         514         507         515
Mortgage/asset-backed and other debt securities .         851         856         960         969       1,270       1,280
                                                    ---------   ---------   ---------   ---------   ---------   ---------
                                                        2,852       2,870       2,969       3,001       3,097       3,139
                                                    ---------   ---------   ---------   ---------   ---------   ---------
Equity securities:
   Mutual funds:
      Accessor Funds, Inc. ......................         234         238         266         267         172         173
   Stock ........................................          16          33          10          16          64          63
                                                    ---------   ---------   ---------   ---------   ---------   ---------
                                                          250         271         276         283         236         236
                                                    ---------   ---------   ---------   ---------   ---------   ---------
                                                        3,102       3,141       3,245       3,284       3,333       3,375
                                                    ---------   ---------   ---------   ---------   ---------   ---------
Total ...........................................   $   3,181   $   3,221   $   3,324   $   3,364   $   3,385   $   3,427
                                                    =========   =========   =========   =========   =========   =========

LOANS

The Company has structured its organization to separate the lending function from the credit administration function to strengthen the control and independent evaluation of credit activities. Loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has well-defined standards for grading its loan portfolio, and management utilizes the comprehensive loan grading system to determine risk potential in the portfolio. Another aspect of the Company's credit risk management strategy is the diversification of the loan portfolio. The Company has a diversified loan portfolio with some emphasis in real estate (as set forth in the following table), but has no significant exposure to highly leveraged transactions.

ZIONS BANCORPORATION AND SUBSIDIARIES

The table below sets forth the amount of loans outstanding by type:

(In millions)                                  March 31,    December 31,     March 31,
                                                 2002           2001           2001
                                             ------------   ------------   ------------
Types
Loans held for sale ......................   $        207   $        298   $        211
Commercial, financial, and agricultural ..          4,114          4,109          3,818

Real estate:
   Construction ..........................          2,995          2,936          2,463
   Other:
      Home equity credit line ............            454            401            305
      1-4 family residential .............          3,364          3,168          2,933
      Other real estate-secured ..........          5,480          5,126          4,679
                                             ------------   ------------   ------------
                                                    9,298          8,695          7,917
                                             ------------   ------------   ------------
                                                   12,293         11,631         10,380
Consumer:
   Bankcard and other revolving plans ....            116            126            106
   Other .................................            726            707            616
                                             ------------   ------------   ------------
                                                      842            833            722

Lease financing ..........................            408            421            360
Foreign loans ............................             24             14             27
Other receivables ........................             69            107             52
                                             ------------   ------------   ------------
   Total loans ...........................   $     17,957   $     17,413   $     15,570
                                             ============   ============   ============

Loans held for sale on March 31, 2002 decreased 30.6% from December 31, 2001. All other loans, net of unearned income and fees increased 3.7% to $17,647 million on March 31, 2002 compared to $17,013 million on December 31, 2001. Commercial loans, construction loans, and other real estate loans increased from year-end .1%, 2.0%, and 6.9%, respectively. Consumer loans increased 1.1% while lease financing decreased 3.1%. Foreign loans increased 71.4% to $24 million and other receivables decreased 35.5%. Within the other real estate loan portfolio, home equity credit line loans increased 13.2%, 1-4 family residential loans increased 6.2%, and all other real estate-secured loans increased 6.9% from year-end.

On March 31, 2002, long-term conforming first mortgage real estate loans serviced for others totaled $317 million, and consumer and other loan securitizations, which include loans sold under revolving securitization structures, totaled $2,526 million. During the first three months of 2002, the Company sold $117 million of loans classified in held for sale, and securitized and sold SBA loans, home equity credit line loans, credit card receivables and automobile loans totaling $179 million. During the first three months of 2002, total loans sold were $296 million compared to total loans sold of $319 million during the first three months of 2001.

As of March 31, 2002, the following table shows that the Company had assets of $229 million recorded on its balance sheet related to the $2,526 million of loans sold to securitized trusts. The Company does not control or have any equity interest in the trusts. However, as is common with securitized transactions, the Company has retained subordinated interests of $132 million representing the Company's junior position to other investors in the securities. The capitalized residual cash flows (sometimes called "excess servicing") of $97 million principally represent the present value of estimated excess cash flows over the life of the sold loans. These excess cash flows are subject to prepayment and credit risk.

ZIONS BANCORPORATION AND SUBSIDIARIES


                                 Sold loans being serviced                     Residual interests
                              -------------------------------          on balance sheet at March 31, 2002
                                  Sales                         ------------------------------------------------
                                for three       Outstanding      Subordinated     Capitalized
                               months ended      balance at        retained         residual
(In millions)                 March 31, 2002   March 31, 2002      interest        cash flows         Total
                              --------------   --------------   --------------   --------------   --------------
Auto loans .................   $          39   $          302   $           24   $            6   $           30
Home equity credit lines ...              62              349                9               10               19
Bankcard receivables .......              57               70                3                1                4
Nonconforming residential
  real estate loans ........            --                159                3                3                6
SBA 504 loans ..............            --              1,039               93               72              165
SBA 7(a) loans .............            --                222             --                  1                1
Farmer Mac .................              21              385             --                  4                4
                               -------------   --------------   --------------   --------------   --------------
  Total ....................   $         179   $        2,526   $          132   $           97   $          229
                               =============   ==============   ==============   ==============   ==============


RISK ELEMENTS

The Company's nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $131 million on March 31, 2002, up from $120 million on December 31, 2001, and up from $82 million on March 31, 2001. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were .73% on March 31, 2002, .69% on December 31, 2001, and .53% March 31, 2001.

Accruing loans past due 90 days or more totaled $37 million on March 31, 2002, down from $46 million on both December 31, 2001 and March 31, 2001. These loans equaled 0.21% of net loans and leases on March 31, 2002, 0.27% on December 31, 2001, and 0.30% on March 31, 2001.

No loans to borrowers were considered potential problem loans at March 31, 2002, December 31, 2001 or March 31, 2001. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more, and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company's total recorded investment in impaired loans included in nonaccrual loans and leases amounted to $69 million on March 31, 2002, as compared to $80 million on December 31, 2001, and $49 million on March 31, 2001. The Company considers a loan to be impaired when the accrual of interest has been discontinued and it meets other applicable criteria under current accounting standards. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on March 31, 2002, December 31, 2001, and March 31, 2001, is a required allowance of $9 million, $18 million and $12 million, respectively, on $28 million, $20 million and $20 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets:

                                                    March 31,     December 31,      March 31,
(In millions)                                         2002            2001            2001
                                                  ------------    ------------    ------------
Nonaccrual loans ..............................   $        116    $        109    $         71
Restructured loans ............................              1               1               2
Other real estate owned and other
  nonperforming assets ........................             14              10               9
                                                  ------------    ------------    ------------
Total .........................................   $        131    $        120    $         82
                                                  ============    ============    ============

% of net loans and leases*, other real estate
  owned and other nonperforming assets ........           0.73%           0.69%           0.53%

Accruing loans past due 90 days or more .......   $         37    $         46    $         46
                                                  ============    ============    ============

% of net loans and leases* ....................           0.21%           0.27%           0.30%

*Includes loans held for sale.

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.48% of net loans and leases on March 31, 2002, compared to 1.50% on December 31, 2001 and 1.43% on March 31, 2001. Net charge-offs during the first quarter of 2002 were $14.5 million, or annualized 0.33% of average net loans and leases, compared to net charge-offs of $18.2 million (annualized 0.43%) for the fourth quarter of 2001, and $6.1 million (annualized 0.17%) for the first quarter of 2001.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 224.5% on March 31, 2002, compared to 236.7% on December 31, 2001 and 301.8% on
March 31, 2001. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 171.9% on March 31, 2002, compared to 168.2% on December 31, 2001 and 189.7% on March 31, 2001.

At March 31, 2002, the allowance for loan losses includes an allocation of $9 million related to commitments to extend credit for which the Company could separate the credit risk from that of any related loans on the balance sheet and for standby letters of credit. Commitments to extend credit on loans and standby letters of credit on March 31, 2002, December 31, 2001, and March 31, 2001 totaled $7,317 million, $6,812 million, and $7,514 million, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:


                                              Three Months    Twelve Months     Three Months
                                                 Ended            Ended            Ended
(In millions)                                   March 31,      December 31,       March 31,
                                                  2002             2001             2001
                                              ------------     ------------     ------------
Average loans* and leases outstanding
   (net of unearned income) ...............   $     17,539     $     16,015     $     14,605
                                              ============     ============     ============

Allowance for possible losses:
Balance at beginning of year ..............   $        260     $        196     $        196
Allowance of companies acquired ...........           --                 30               19
Provision charged against earnings ........             18               73               13
Loans and leases charged-off:
   Commercial, financial and agricultural .            (11)             (30)              (6)
   Real estate ............................             (2)              (5)            --
   Consumer ...............................             (4)             (13)              (3)
   Lease financing ........................             (2)              (7)              (1)
                                              ------------     ------------     ------------
      Total ...............................            (19)             (55)             (10)
                                              ------------     ------------     ------------
Recoveries:
   Commercial, financial and agricultural .              3               10                2
   Real estate ............................           --                  2             --
   Consumer ...............................              1                3                1
   Lease financing ........................              1                1             --
                                              ------------     ------------     ------------
      Total ...............................              5               16                3
                                              ------------     ------------     ------------
Net loan and lease charge-offs ............            (14)             (39)              (7)
                                              ------------     ------------     ------------
Balance at end of the period ..............   $        264     $        260     $        221
                                              ============     ============     ============
*Includes loans held for sale

Ratio of annualized net charge-offs
  to average loans and leases .............           0.33%            0.24%            0.17%

DEPOSITS

Total deposits increased .9% to $18,000 million on March 31, 2002 as compared to $17,842 million on December 31, 2001. Comparing March 31, 2002 to December 31, 2001, demand deposits decreased 1.4%, savings and money market deposits increased 5.3%, time deposits under $100,000 decreased 6.3%, time deposits $100,000 and over decreased 7.5%, and foreign deposits decreased 18.7%.

Average total deposits of $17,675 million for the first three months of 2002 increased 16.8% compared to $15,132 million for the first three months of 2001, with average demand deposits increasing 24.3%. Average savings and NOW deposits increased 34.1% and average money market and super NOW deposits increased 11.5% during the first three months of 2002 compared with the same period one year earlier.

Average time deposits under $100,000 increased 13.0% and time deposits $100,000 and over increased 9.9% for the first three months of 2002 compared to the first three months of 2002. Average foreign deposits decreased 17.4% for the same periods.

ZIONS BANCORPORATION AND SUBSIDIARIES

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its anticipated financial obligations, including withdrawals by depositors and debt service requirements, as well as to fund customers' demand for credit. Liquidity is provided primarily by the regularly scheduled maturities of the Company's investment and loan portfolios. Management of the maturities of these portfolios is an important source of medium to long-term liquidity. The Company's ability to raise funds in the capital markets through the securitization process also allows it to meet funding needs at a reasonable cost.

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

The Company's core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 90.8% of total deposits on March 31, 2002, as compared to 89.9% on December 31, 2001 and 88.9% on March 31, 2001.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium to long-term liquidity. The Company's ability to raise funds in the capital markets through the securitization process and by debt issuance allows the Company to take advantage of market opportunities to meet funding needs at a reasonable cost.

The parent company's cash requirements consist primarily of debt service, operating expenses, income taxes, dividends to shareholders, and share repurchases. The parent's cash needs are routinely met through dividends from subsidiaries, proportionate shares of current income taxes, management and other fees, unaffiliated bank lines, and debt issuance.

At March 31, 2002, $218.5 million of dividend capacity was available from subsidiaries to pay to the parent without having to obtain regulatory approval. During the three months ended March 31, 2002, dividends from subsidiaries were $32 million. The parent also has a program to issue short-term commercial paper. At March 31, 2002 outstanding commercial paper was $315.4 million. At March 31, 2002, the parent had a revolving credit facility with a bank totaling $40 million and a margin borrowing facility totaling $22 million. The parent had $18 million outstanding on the revolving credit facility at March 31, 2002.

Zions First National Bank provides a $5.1 billion liquidity facility for a fee to a qualified special purpose entity securities conduit ("conduit"). The conduit purchases U.S. Government-backed and AAA rated securities. These assets are funded through the issuance of commercial paper. With certain limitations, ZFNB is required to advance funds to the conduit to repay maturing commercial paper upon the conduit's inability to access the commercial paper market or upon a commercial paper market disruption. No amounts were outstanding under this liquidity facility at March 31, 2002.

On January 18, 2002, the Company's board of directors authorized a repurchase of up to $55 million of the Company's common stock. Previously, on July 30, 2001, the Company's board of directors authorized a repurchase of up to $50 million of the Company's common stock. During the first quarter of 2002, the Company repurchased approximately 486 thousand common shares at a cost of $25.3 million. During the year 2001, the Company repurchased approximately 883 thousand common shares at a cost of $46.5 million.

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

The Company, through the management of maturities and repricing of its assets and liabilities and the use of certain derivative instruments, including interest rate caps, floors, futures, options and exchange agreements, attempts to manage the effect on net interest income of changes in interest rates. The prime lending and the LIBOR (London Interbank Offer Rate) curve, are the primary indices used for pricing the Company's loans, and the 91-day Treasury bill rate is the index used for pricing many of the Company's deposits. The Company does not hedge the prime/LIBOR/T-bill spread risk through the use of derivative instruments.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders' equity on March 31, 2002 was $2,315 million, an increase of 1.5% over the $2,281 million on December 31, 2001, and an increase of 9.4% over the $2,116 million on March 31, 2001. The Company's tangible common equity ratio, tangible equity to tangible assets, was 6.01% at March 31, 2002 compared to 5.94% at March 31, 2001. The ratio of average equity to average assets for the first three months of 2002 was 8.96% as compared to 8.51% for the same period in 2001. On March 31, 2002, the Company's total risk-based capital ratio was 12.22%, as compared to 12.20% on December 31, 2001 and 11.31% on March 31, 2001. On March 31, 2002, the Company's Tier I risk-based capital ratio was 8.31%, as compared to 8.25% on December 31, 2001 and 9.05% on March 31, 2001. The Company's leverage ratio on both March 31, 2002 and on December 31, 2001 was 6.56%, as compared to 7.33% on March 31, 2001.

Dividends declared of $.20 per common share for the first quarter of 2002 were unchanged from the dividends declared for each quarter during 2001. The common cash dividend payout of net income for the first quarter of 2002 was 23.1% compared to 26.1% for the year 2001 and 28.5% for the first quarter of 2001.

CRITICAL ACCOUNTING POLICIES

The Company has reviewed and made no significant changes in critical accounting policies and assumptions compared to the disclosures made in Zions Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2001.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company disclaims any obligation to update any factors or to publicly announce the results of revisions to any of the forward-looking statements included herein to reflect future events or developments.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               ----------------------------------------------------------

Interest rate risk is the most significant market risk regularly undertaken by the Company. The Company believes there have been no significant changes in market risk compared to the disclosures in Zions Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.  OTHER INFORMATION
          -----------------

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               --------------------------------

               a)   Exhibits

                    None.

               b)   Reports on Form 8-K

                    Zions Bancorporation did not file any reports on Form 8-K during the quarter ended March 31, 2002.

ZIONS BANCORPORATION AND SUBSIDIARIES


                               S I G N A T U R E S
                               -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ZIONS BANCORPORATION

                                   /s/Harris H. Simmons
                                   --------------------------------
                                   Harris H. Simmons, Chairman, President and
                                   Chief Executive Officer


                                   /s/Doyle L. Arnold
                                   --------------------------------
                                   Doyle L. Arnold, Executive Vice
                                   President and Chief Financial Officer

Dated May 14, 2002