Form 10-Q
period 2002-06-30
ZIONS BANCORPORATION /UT/
filed 2002-08-13
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

COMMISSION FILE NUMBER 0-2610

ZIONS BANCORPORATION

(Exact name of Registrant as specified in its charter)

UTAH	87-0227400

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE SOUTH MAIN, SUITE 1134 SALT LAKE CITY, UTAH	84111

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (801) 524-4787

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at August 8, 2002	91,708,110 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION
ITEM I.       FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
(In thousands, except share amounts)	2002	2001	2001

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,024,778	$978,609	$978,838
Money market investments:
Interest-bearing deposits	1,773	2,780	4,083
Federal funds sold	21,791	57,653	23,965
Security resell agreements	295,792	222,147	353,704
Investment securities:
Held to maturity, at cost (approximate market
value $108,859, $79,752, and $51,109)	107,748	79,546	51,109
Available for sale, at market	3,194,125	3,283,915	2,993,101
Trading account, at market (includes $236,344, $87,612, and
$167,487 transferred as collateral under repurchase agreements)	307,543	102,896	262,297

	3,609,416	3,466,357	3,306,507
Loans:
Loans held for sale	165,375	297,959	207,337
Loans, leases and other receivables	18,386,461	17,115,485	16,359,404

	18,551,836	17,413,444	16,566,741
Less:
Unearned income and fees, net of related costs	99,282	102,606	90,422
Allowance for loan losses	264,432	260,483	229,865

Net loans	18,188,122	17,050,355	16,246,454

Premises and equipment, net	366,169	368,076	350,715
Goodwill	736,524	770,763	731,176
Core deposit and other intangibles	100,003	109,148	94,845
Other real estate owned	13,814	10,302	10,925
Other assets	1,376,532	1,267,974	1,386,587

	$25,734,714	$24,304,164	$23,487,799

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$4,667,661	$4,480,669	$4,142,821
Interest-bearing:
Savings and money market	10,657,877	9,507,817	9,193,595
Time under $100,000	1,865,214	2,055,087	2,072,538
Time $100,000 and over	1,505,089	1,664,829	1,666,965
Foreign	92,588	133,288	94,165

	18,788,429	17,841,690	17,170,084

Securities sold, not yet purchased	195,296	87,255	164,345
Federal funds purchased	935,959	1,203,764	819,437
Security repurchase agreements	889,520	933,973	1,132,907
Accrued liabilities	449,812	428,225	510,305
Commercial paper	338,986	309,000	352,632
Federal Home Loan Bank advances and other borrowings:
One year or less	772,422	181,266	265,275
Over one year	240,530	240,458	242,337
Long-term debt	763,700	781,342	616,681

Total liabilities	23,374,654	22,006,973	21,274,003

Minority interest	22,782	16,322	16,074

Shareholders' equity:
Capital stock:
Preferred stock, without par value; authorized
3,000,000 shares; issued and outstanding, none	-	-	-
Common stock, without par value; authorized 350,000,000
shares; issued and outstanding 91,701,887, 92,208,736, and 92,328,261 shares	1,072,005	1,111,214	1,120,991
Accumulated other comprehensive income	62,983	59,951	74,796
Retained earnings	1,202,290	1,109,704	1,001,935

Total shareholders' equity	2,337,278	2,280,869	2,197,722

	$25,734,714	$24,304,164	$23,487,799

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,

	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$310,002	$331,947	$615,707	$653,519
Interest on loans held for sale	2,191	3,158	4,927	6,242
Lease financing	5,134	5,897	10,802	10,917
Interest on money market investments	4,215	11,451	7,901	21,665
Interest on securities:
Held to maturity - taxable	1,494	796	2,292	1,781
Available for sale - taxable	33,500	40,904	68,128	89,880
Available for sale - nontaxable	6,665	6,059	13,007	12,123
Trading account	5,479	7,197	10,913	18,195

Total interest income	368,680	407,409	733,677	814,322

Interest expense:
Interest on savings and money market deposits	43,028	68,868	81,483	145,923
Interest on time and foreign deposits	28,862	52,883	62,252	99,413
Interest on borrowed funds	37,752	50,640	74,689	118,131

Total interest expense	109,642	172,391	218,424	363,467

Net interest income	259,038	235,018	515,253	450,855
Provision for loan losses	15,705	12,235	33,795	25,007

Net interest income after provision for loan losses	243,333	222,783	481,458	425,848

Noninterest income:
Service charges on deposit accounts	29,366	25,379	57,786	47,459
Loan sales and servicing income	19,348	22,177	26,274	41,772
Other service charges, commissions and fees	22,347	19,358	43,537	36,892
Trust income	5,165	4,655	9,578	9,430
Income from securities conduit	4,523	3,320	8,662	4,048
Underwriting, trading and nonhedge derivative income	8,466	6,867	23,901	20,909
Equity securities gains, net	563	2,038	1,184	29,892
Fixed income securities gains (losses), net	17	278	60	(4,098)
Other	14,219	10,002	28,830	19,630

Total noninterest income	104,014	94,074	199,812	205,934

Noninterest expense:
Salaries and employee benefits	123,595	106,887	241,069	214,002
Occupancy, net	17,631	15,776	34,484	30,343
Furniture and equipment	16,059	14,650	32,421	28,906
Legal and professional services	7,441	6,320	14,093	13,935
Postage and supplies	6,969	7,355	14,178	13,382
Advertising	6,799	6,378	12,663	12,247
Merger related expense	-	734	-	3,271
Amortization of goodwill	-	8,903	-	16,045
Amortization of core deposit and other intangibles	4,574	3,253	9,145	5,819
Other	39,793	35,835	77,215	71,631

Total noninterest expense	222,861	206,091	435,268	409,581

Income before income taxes	124,486	110,766	246,002	222,201
Income taxes	42,986	38,954	85,021	80,092

Income before minority interest and cumulative
effect of change in accounting principle	81,500	71,812	160,981	142,109
Minority interest	(575)	(1,783)	(725)	(3,387)

Income before cumulative effect of change
in accounting principle	82,075	73,595	161,706	145,496
Cumulative effect of change in accounting principle, net of tax*	-	-	(32,369)	(7,159)

Net income	$82,075	$73,595	$129,337	$138,337

Income before cumulative effect, as adjusted*	$82,075	$82,250	$161,706	$161,246

Net income, as adjusted*	$82,075	$82,250	$129,337	$154,087

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)
	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,

	2002	2001	2002	2001

Weighted average common shares outstanding
during the period:
Basic shares	91,779	92,165	91,916	90,217
Diluted shares	92,629	93,210	92,658	91,339

Net income per common share:
Basic:
Income before cumulative effect of change
in accounting principle	$0.89	$0.80	$1.76	$1.61
Cumulative effect of change in accounting principle*	-	-	(0.35)	(0.08)

Net income	$0.89	$0.80	$1.41	$1.53

Income before cumulative effect, as adjusted*	$0.89	$0.89	$1.76	$1.79

Net income, as adjusted*	$0.89	$0.89	$1.41	$1.71

Diluted:
Income before cumulative effect of change
in accounting principle	$0.89	$0.79	$1.75	$1.59
Cumulative effect of change in accounting principle*	-	-	(0.35)	(0.08)

Net income	$0.89	$0.79	$1.40	$1.51

Income before cumulative effect, as adjusted*	$0.89	$0.88	$1.75	$1.77

Net income, as adjusted*	$0.89	$0.88	$1.40	$1.69

*	See Notes to Consolidated Financial Statements - “Business Combinations, Goodwill, and Other Intangible Assets.” For the six months ended June 30, 2001, the cumulative effect adjustment relates to the adoption of FASB Statement No. 133, net of income tax benefit of $4,521.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
    AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Six Months Ended June 30, 2002

	Accumulated Other Comprehensive
	Income (Loss)

		Net Unrealized
		Gains (Losses)	Net Unrealized
		on Investments	Gains (Losses)			Total
	Common	and Retained	on Derivative		Retained	Shareholders'
(In thousands)	Stock	Interests	Instruments	Subtotal	Earnings	Equity

Balance, January 1, 2002	$1,111,214	$31,774	$28,177	$59,951	$1,109,704	$2,280,869
Comprehensive income:
Net income for the period					129,337	129,337
Other comprehensive income:
Net realized and unrealized holding gains during
the period, net of income tax expense of $7,705		12,439		12,439
Reclassification for net realized gains recorded in
operations, net of income tax expense of $23		(37)		(37)
Net unrealized losses on derivative instruments,
net of reclassification to operations of $19,992
and income tax benefit of $5,804			(9,370)	(9,370)

Other comprehensive income (loss)		12,402	(9,370)	3,032		3,032

Total comprehensive income						132,369
Cash dividends--common, $.40 per share					(36,751)	(36,751)
Stock redeemed and retired	(56,461)					(56,461)
Stock options exercised, net of shares
tendered and retired	17,252					17,252

Balance, June 30, 2002	$1,072,005	$44,176	$18,807	$62,983	$1,202,290	$2,337,278

	Six Months Ended June 30, 2001

	Accumulated Other Comprehensive
	Income (Loss)

		Net Unrealized	Net Unrealized Gains on Derivative Instruments
		Gains (Losses)
		on Investments				Total Shareholders' Equity
	Common	and Retained			Retained
(In thousands)	Stock	Interests		Subtotal	Earnings

Balance, January 1, 2001	$907,604	$(3,644)		$(3,644)	$874,884	$1,778,844
Comprehensive income:
Net income for the period					138,337	138,337
Other comprehensive income:
Net realized and unrealized holding gains during
the period, net of income tax expense of $19,311		31,175		31,175
Reclassification for net realized losses recorded in
operations, net of income tax benefit of $2,544		4,107		4,107
Net unrealized gains on derivative instruments,
net of reclassification to operations
of $4,936 and income tax expense of $5,347			$8,633	8,633
Cumulative effect of change in accounting principle,
adoption of FASB Statement No. 133, net of
income tax expense of $21,245		13,259	21,266	34,525

Other comprehensive income		48,541	29,899	78,440		78,440

Total comprehensive income						216,777
Cash dividends--common, $.40 per share					(36,985)	(36,985)
Issuance of common shares for acquisitions	199,671				25,699	225,370
Stock options exercised, net of shares
tendered and retired	13,716					13,716

Balance, June 30, 2001	$1,120,991	$44,897	$29,899	$74,796	$1,001,935	$2,197,722

Total comprehensive income for the three months ended June 30, 2002 and 2001 was $93,358 and $90,406, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,

	2002	2001	2002	2001

Cash flows from operating activities:
Net income	$82,075	$73,595	$129,337	$138,337
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax	–	–	32,369	7,159
Provision for loan losses	15,705	12,235	33,795	25,007
Depreciation of premises and equipment	14,994	13,775	30,127	26,809
Amortization	11,437	17,138	21,380	28,999
Accretion of unearned income and fees, net of related costs	(3,975)	6,629	(3,324)	3,228
Loss to minority interest	(575)	(1,783)	(725)	(3,387)
Fixed income securities losses (gains), net	(17)	(278)	(60)	4,098
Equity securities gains, net	(563)	(2,038)	(1,184)	(29,892)
Proceeds from sales of trading account securities	56,085,237	45,880,052	120,905,430	92,052,614
Increase in trading account securities	(56,108,472)	(45,816,025)	(121,110,077)	(92,030,877)
Proceeds from loans held for sale	141,458	147,509	258,448	256,850
Increase in loans held for sale	(100,075)	(144,192)	(125,864)	(283,028)
Net gains on sales of loans, leases and other assets	(13,431)	(15,845)	(12,735)	(28,902)
Change in accrued income taxes	(31,100)	72,314	5,817	88,534
Change in accrued interest receivable	(10,331)	11,585	15,731	16,799
Change in other assets	(126,011)	(31,898)	(142,144)	(249,942)
Change in other liabilities	90,939	(285,555)	11,196	58,246
Change in accrued interest payable	(8,478)	(1,558)	4,023	(12,192)
Other, net	(1,043)	(2,957)	824	18,546

Net cash provided by (used in) operating activities	37,774	(67,297)	52,364	87,006

Cash flows from investing activities:
Net decrease (increase) in money market investments	11,735	654,450	(36,776)	227,215
Proceeds from maturities of investment securities
held to maturity	233	450	1,209	1,246
Purchases of investment securities held to maturity	(29,400)	–	(29,400)	–
Proceeds from sales of investment securities
available for sale	1,845,015	459,953	6,969,548	1,592,520
Proceeds from maturities of investment securities available for sale	774,309	1,245,045	972,180	2,112,386
Purchases of investment securities available for sale	(2,655,852)	(1,297,866)	(7,832,592)	(2,431,984)
Proceeds from sales of loans and leases	297,062	259,850	474,922	483,651
Net increase in loans and leases	(946,394)	(1,029,541)	(1,792,219)	(1,419,994)
Payments on leveraged leases	–	–	(5,585)	(4,870)
Principal collections on leveraged leases	–	–	5,585	4,870
Proceeds from sales of premises and equipment	4,526	1,903	5,340	2,182
Purchases of premises and equipment	(14,939)	(26,512)	(33,611)	(48,320)
Proceeds from sales of other assets	8,547	5,953	12,714	8,226
Cash received for acquisitions, net of cash paid	–	171,710	–	264,039
Cash paid for net liabilities on branches sold,
net of cash received	(48,678)	–	(68,352)	–

Net cash provided by (used in) investing activities	(753,836)	445,395	(1,357,037)	791,167

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,

	2002	2001	2002	2001

Cash flows from financing activities:
Net increase (decrease) in deposits	$788,087	$(122,955)	$1,029,578	$389,949
Net change in short-term funds borrowed	104,431	(507,972)	416,925	(1,492,387)
Proceeds from FHLB advances over one year	–	100,000	1,500	100,000
Payments on FHLB advances over one year	(689)	(21,324)	(1,428)	(22,069)
Proceeds from issuance of long-term debt	–	200,000	–	201,914
Payments on long-term debt	(17,473)	(32,362)	(17,642)	(32,640)
Cash paid to reaquire minority interest	–	(66,044)	–	(66,044)
Proceeds from issuance of common stock	9,382	8,799	15,121	11,675
Payments to redeem common stock	(31,159)	–	(56,461)	–
Dividends paid	(18,350)	(18,527)	(36,751)	(36,985)

Net cash provided by (used in) financing activities	834,229	(460,385)	1,350,842	(946,587)

Net increase (decrease) in cash and due from banks	118,167	(82,287)	46,169	(68,414)
Cash and due from banks at beginning of period	906,611	1,061,125	978,609	1,047,252

Cash and due from banks at end of period	$1,024,778	$978,838	$1,024,778	$978,838

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$131,673	$173,809	$213,309	$372,430
Income taxes	80,175	13,813	81,960	25,674
Loans transferred to other real estate owned	8,851	7,685	16,544	8,286

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2002

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

Operating results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

BUSINESS COMBINATIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

Financial Accounting Standards Board (“FASB”) Statement No. 141, Business Combinations, became effective for the Company for business combinations completed after June 30, 2001. Statement No. 141 supersedes certain previous accounting guidance on business combinations, and eliminates the pooling-of-interest method of accounting. There were no acquisitions during the six months ended June 30, 2002.

FASB Statement No. 142, Goodwill and Other Intangible Assets, became effective for the Company beginning January 1, 2002. Under this Statement, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to specified annual impairment tests. Other intangible assets are amortized over their useful lives.

ZIONS BANCORPORATION AND SUBSIDIARIES

Transitional disclosures under Statement No. 142 to reconcile prior period amounts of income before cumulative effect and net income to their respective adjusted amounts for the add back of goodwill amortization are as follows (in thousands, except per share amounts):

			Earnings per Share

			Basic		Diluted
	Three Months Ended
	June 30,		Three Months Ended June 30,

	2002	2001	2002	2001	2002	2001

Income before cumulative effect of change in accounting principle	$82,075	$73,595	$0.89	$0.80	$0.89	$0.79
Add back of goodwill amortization, net of income tax benefit		8,655		0.09		0.09

Income before cumulative effect, as adjusted	$82,075	$82,250	$0.89	$0.89	$0.89	$0.88

Net income	$82,075	$73,595	$0.89	$0.80	$0.89	$0.79

Add back of goodwill amortization, net of income tax benefit		8,655		0.09		0.09

Net income, as adjusted	$82,075	$82,250	$0.89	$0.89	$0.89	$0.88

			Earnings per Share

			Basic		Diluted
	Six Months Ended
	June 30,		Six Months Ended June 30,

	2002	2001	2002	2001	2002	2001

Income before cumulative effect of change in accounting principle	$161,706	$145,496	$1.76	$1.61	$1.75	$1.59
Add back of goodwill amortization, net of income tax benefit		15,750		0.18		0.18

Income before cumulative effect, as adjusted	$161,706	$161,246	$1.76	$1.79	$1.75	$1.77

Net income	$129,337	$138,337	$1.41	$1.53	$1.40	$1.51
Add back of goodwill amortization, net of income tax benefit		15,750		0.18		0.18

Net income, as adjusted	$129,337	$154,087	$1.41	$1.71	$1.40	$1.69

Changes in the carrying amount of goodwill for the six months ended June 30, 2002 by operating segment are as follows (in thousands):

	Zions First	California	Nevada State	National	Vectra	The Commerce
	National Bank	Bank &	Bank and	Bank	Bank	Bank of		Consolidated
	and Subsidiaries	Trust	Subsidiaries	of Arizona	Colorado	Washington	Other	Company

Balance as of January 1, 2002	$11,533	$387,387	$21,051	$57,168	$239,232	$–	$54,392	$770,763
Impairment losses	–	–	–	–	–	–	(35,045)	(35,045)
Goodwill written off from sale of branches	–	(1,082)	–	–	–	–	–	(1,082)
Goodwill pushdown from parent	7,989	–	–	1,142	16	–	(9,147)	–
Other adjustments, including contingent consideration paid	(20)	(474)	–	445	(46)	–	1,983	1,888

Balance as of June 30, 2002	$19,502	$385,831	$21,051	$58,755	$239,202	$–	$12,183	$736,524

ZIONS BANCORPORATION AND SUBSIDIARIES

During the second quarter, the Company completed all goodwill impairment testing required under the transitional provisions of Statement No. 142. The impairment losses indicated above, net of income tax benefit of $2.7 million, were recognized during the six months ended June 30, 2002 as a cumulative effect of a change in accounting principle in accordance with Statement No. 142. This adjustment relates to the impairment in carrying value of the Company’s investments in certain e-commerce subsidiaries included in the “Other” operating segment. The impairment amount was determined as of January 1, 2002 by comparing the carrying value of these subsidiaries to their fair value, which was estimated from comparable market values including price-to-revenue multiples.

The accompanying financial statements include the following restatement of the Company’s first quarter financial statements as required by Statement No. 142 for the cumulative effect adjustment (in thousands, except per share amounts):

	Consolidated Balance Sheets

	March 31, 2002

	As reported	Adjustments	As restated

Assets
Goodwill	$769,379	$(35,045)	$734,334
Total assets	24,839,623	(35,045)	24,804,578

Liabilities and shareholders' equity
Accrued liabilities	452,999	(2,676)	450,323
Retained earnings	1,170,934	(32,369)	1,138,565
Total liabilities and shareholders' equity	24,839,623	(35,045)	24,804,578

	Consolidated Statements of Income

	Three Months Ended March 31, 2002

	As reported	Adjustments	As restated

Cumulative effect of change in accounting principle, net of tax	$-	$(32,369)	$(32,369)
Net income	79,631	(32,369)	47,262
Net income per common share:
Basic	$0.87	$(0.35)	$0.52
Diluted	0.86	(0.35)	0.51

EXCHANGE OF INTEREST IN SUBSIDIARY

On April 30, 2002, the Company finalized the exchange of its interest in Digital Signature Trust Co., a subsidiary of Zions First National Bank engaged in e-commerce digital certification, to Identrus, LLC (a corporate joint venture), for an approximate 33% ownership in Identrus. No gain or loss was recognized in the financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING SEGMENT INFORMATION

The Company manages its operations and prepares management reports with a primary focus on geographical area. All segments presented, except for the segment defined as “Other,” are based on commercial banking operations. Zions First National Bank and subsidiaries operates 128 branches in Utah and 22 in Idaho. California Bank & Trust operates 92 branches in Northern and Southern California. Nevada State Bank and subsidiaries operates 61 offices in Nevada. National Bank of Arizona operates 47 branches in Arizona. Vectra Bank Colorado operates 57 branches in Colorado and one branch in New Mexico. The Commerce Bank of Washington operates one branch in the state of Washington. The operating segment defined as “Other” includes the parent company, certain e-commerce subsidiaries, other smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated usage of those services. Commencing January 1, 2002, the Company began transfer pricing on a consolidated company level. Allocated transfer pricing (expense) income included in net interest income of the banking subsidiaries for the three- and six-month periods ended June 30, 2002, respectively, are as follows: Zions First National Bank - $(13.3) and $(24.6) million, Nevada State Bank - $2.8 and 6.2 million, National Bank of Arizona - $3.3 and $5.1 million, Vectra Bank Colorado - $6.0 and $11.2 million, and The Commerce Bank of Washington - $1.2 and $2.1 million. Also, for consistency between periods, net income of each segment for the three- and six-month periods ended June 30, 2001 has been adjusted for the add back of goodwill amortization following the adoption of FASB Statement No. 142 in 2002.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended June 30, 2002 and 2001:

	Zions First				Nevada State
	National Bank		California		Bank and		National Bank
(In millions)	and Subsidiaries		Bank & Trust		Subsidiaries		of Arizona

	2002	2001	2002	2001	2002	2001	2002	2001

CONDENSED INCOME STATEMENT
Net interest income	$70.7	$69.6	$96.1	$86.9	$31.0	$28.9	$29.8	$26.0
Provision for loan losses	8.0	6.0	4.5	0.7	1.2	2.5	0.4	0.3
Noninterest income	57.1	53.1	19.7	16.6	7.3	5.5	5.3	4.2
Merger expense and amortization of goodwill, core deposit and other intangibles	0.3	0.7	1.9	6.6	0.1	0.3	0.4	0.9
Other noninterest expense	77.6	70.5	56.8	57.9	20.9	19.8	16.9	15.8
Income tax expense (benefit)	14.0	15.1	21.2	16.8	5.4	4.0	6.9	5.3
Minority interest	(0.2)	-	-	-	-	-	-	-
Add back of goodwill amortization	-	0.2	-	4.3	-	0.3	-	0.5

Net income (loss), as adjusted	$28.1	$30.6	$31.4	$25.8	$10.7	$8.1	$10.5	$8.4

AVERAGE BALANCE SHEET DATA
Total assets	$10,294	$9,011	$8,624	$8,064	$2,565	$2,363	$2,620	$2,516
Net loans and leases	6,646	5,489	5,749	5,545	1,624	1,371	1,826	1,760
Total deposits	6,011	4,386	6,712	6,736	2,231	2,041	2,214	2,127

			The Commerce
	Vectra Bank		Bank of				Consolidated
(In millions)	Colorado		Washington		Other		Company

	2002	2001	2002	2001	2002	2001	2002	2001

CONDENSED INCOME STATEMENT
Net interest income	$28.9	$21.3	$6.2	$5.7	$(3.7)	$(3.4)	$259.0	$235.0
Provision for loan losses	1.5	2.2	0.1	0.6	-	(0.1)	15.7	12.2
Noninterest income	7.8	6.4	0.5	0.4	6.3	7.7	104.0	93.9
Merger expense and amortization of goodwill, core deposit and other intangibles	0.6	3.2	-	-	1.2	1.0	4.5	12.7
Other noninterest expense	24.3	19.9	2.7	2.6	19.1	6.7	218.3	193.2
Income tax expense (benefit)	3.7	1.6	1.4	1.0	(9.6)	(4.8)	43.0	39.0
Minority interest	-	-	-	-	(0.4)	(1.8)	(0.6)	(1.8)
Add back of goodwill amortization	-	2.6	-	-	-	0.8	-	8.7

Net income (loss), as adjusted	$6.6	$3.4	$2.5	$1.9	$(7.7)	$4.1	$82.1	$82.3

AVERAGE BALANCE SHEET DATA
Total assets	$2,580	$2,261	$549	$516	$(1,103)	$(1,014)	$26,129	$23,717
Net loans and leases	1,832	1,536	310	257	96	72	18,083	16,030
Total deposits	1,720	1,410	390	362	(1,060)	(96)	18,218	16,966

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the six months ended June 30, 2002 and 2001:

	Zions First				Nevada State
	National Bank		California		Bank and		National Bank
(In millions)	and Subsidiaries		Bank & Trust		Subsidiaries		of Arizona

	2002	2001	2002	2001	2002	2001	2002	2001

CONDENSED INCOME STATEMENT
Net interest income	$146.6	$138.9	$188.7	$158.2	$62.9	$56.6	$57.0	$50.2
Provision for loan losses	19.3	11.7	8.5	1.5	2.2	5.0	1.0	0.9
Noninterest income	107.3	117.5	40.6	49.7	14.1	11.8	10.1	7.8
Merger expense and amortization of goodwill, core deposit and other intangibles	0.6	2.6	3.8	11.7	0.2	0.7	0.8	1.4
Other noninterest expense	149.9	137.8	114.3	110.6	40.9	39.7	32.5	30.2
Income tax expense (benefit)	28.1	35.0	41.7	36.6	11.4	7.8	13.0	10.2
Minority interest	(0.2)	(0.7)	-	-	-	-	-	-
Cumulative effect of change in accounting principle	-	(5.3)	-	(1.3)	-	(0.6)	-	-
Add back of goodwill amortization	-	0.3	-	7.3	-	0.5	-	0.7

Net income (loss), as adjusted	$56.2	$65.0	$61.0	$53.5	$22.3	$15.1	$19.8	$16.0

AVERAGE BALANCE SHEET DATA
Total assets	$10,153	$8,888	$8,486	$7,402	$2,527	$2,355	$2,610	$2,231
Net loans and leases	6,456	5,301	5,733	5,191	1,590	1,374	1,815	1,629
Total deposits	5,652	4,307	6,723	6,150	2,186	2,025	2,197	1,875

			The Commerce
	Vectra Bank		Bank of				Consolidated
(In millions)	Colorado		Washington		Other		Company

	2002	2001	2002	2001	2002	2001	2002	2001

CONDENSED INCOME STATEMENT
Net interest income	$56.1	$42.9	$11.7	$11.1	$(7.8)	$(7.1)	$515.2	$450.8
Provision for loan losses	2.4	5.2	0.4	0.8	-	(0.1)	33.8	25.0
Noninterest income	15.2	12.1	0.9	0.8	11.6	6.0	199.8	205.7
Merger expense and amortization of goodwill, core deposit and other intangibles	1.2	6.4	-	-	2.5	2.1	9.1	24.9
Other noninterest expense	48.9	38.8	5.2	5.0	34.4	22.3	426.1	384.4
Income tax expense (benefit)	6.6	3.2	2.5	2.1	(18.3)	(14.8)	85.0	80.1
Minority interest	-	-	-	-	(0.5)	(2.7)	(0.7)	(3.4)
Cumulative effect of change in accounting principle	-	-	-	-	(32.4)	-	(32.4)	(7.2)
Add back of goodwill amortization	-	5.2	-	-	-	1.8	-	15.8

Net income (loss), as adjusted	$12.2	$6.6	$4.5	$4.0	$(46.7)	$(6.1)	$129.3	$154.1

AVERAGE BALANCE SHEET DATA
Total assets	$2,584	$2,213	$536	$519	$(991)	$(678)	$25,905	$22,930
Net loans and leases	1,827	1,511	299	247	93	65	17,813	15,318
Total deposits	1,719	1,403	380	368	(909)	(79)	17,948	16,049

ZIONS BANCORPORATION AND SUBSIDIARIES
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL HIGHLIGHTS
(Unaudited)

	Three Months Ended			Six Months Ended
(In thousands, except per share and ratio data)	June 30,			June 30,

	2002	2001	% Change	2002	2001	% Change

EARNINGS				(Adjusted)(3)
Taxable-equivalent net interest income	$264,282	$240,151	10.05%	$525,587	$460,860	14.04%
Net interest income	259,038	235,018	10.22%	515,253	450,855	14.28%
Noninterest income	104,014	94,074	10.57%	199,812	205,934	(2.97)%
Provision for loan losses	15,705	12,235	28.36%	33,795	25,007	35.14%
Noninterest expense	222,861	206,091	8.14%	435,268	409,581	6.27%
Income before income taxes	124,486	110,766	12.39%	246,002	222,201	10.71%
Income taxes	42,986	38,954	10.35%	85,021	80,092	6.15%
Minority interest	(575)	(1,783)	(67.75)%	(725)	(3,387)	(78.59)%
Cumulative effect of change in accounting principle	-	-		(32,369)	(7,159)	352.14%
Net income	82,075	73,595	11.52%	129,337	138,337	(6.51)%
Income before cumulative effect, as adjusted (1)	82,075	82,250	(0.21)%	161,706	161,246	0.29%
Net income, as adjusted (1)	82,075	82,250	(0.21)%	129,337	154,087	(16.06)%

PER COMMON SHARE
Net income (diluted)	0.89	0.79	12.66%	1.40	1.51	(7.28)%
Income before cumulative effect, as adjusted (1)	0.89	0.88	1.14%	1.75	1.77	(1.13)%
Net income (diluted), as adjusted (1)	0.89	0.88	1.14%	1.40	1.69	(17.16)%
Dividends	0.20	0.20	-	0.40	0.40	-
Book value				25.49	23.80	7.10%

SELECTED RATIOS (1)
Return on average assets	1.26%	1.39%		1.01%	1.36%
Return on average common equity	14.21%	15.28%		11.37%	15.37%
Efficiency ratio	60.51%	59.00%		60.00%	59.02%
Net interest margin	4.61%	4.63%		4.65%	4.62%

OPERATING CASH EARNINGS (2)
Taxable-equivalent net interest income	$264,282	$240,151	10.05%	$525,587	$460,860	14.04%
Net interest income	259,038	235,018	10.22%	515,253	450,855	14.28%
Noninterest income	104,014	94,074	10.57%	200,894	205,934	(2.45)%
Provision for loan losses	15,705	12,235	28.36%	33,795	25,007	35.14%
Noninterest expense	218,287	193,201	12.98%	426,123	384,446	10.84%
Income before income taxes	129,060	123,656	4.37%	256,229	247,336	3.60%
Income taxes	44,859	40,805	9.94%	88,724	83,902	5.75%
Minority interest	(575)	(1,783)	(67.75)%	(725)	(3,187)	(77.25)%
Net income before cumulative effect of change in accounting principle	84,776	84,634	0.17%	168,230	166,621	0.97%

PER COMMON SHARE
Net income (diluted)	0.92	0.91	1.10%	1.82	1.82	-
Dividends	0.20	0.20	-	0.40	0.40	-
Book value				16.37	14.86	10.16%

SELECTED RATIOS
Return on average assets	1.34%	1.48%		1.35%	1.51%
Return on average common equity	22.99%	25.04%		23.34%	25.82%
Efficiency ratio	59.27%	57.81%		58.66%	57.66%
Net interest margin	4.61%	4.63%		4.65%	4.62%

(1)	Adjusted according to FASB Statement No. 142 for the add back of 2001 goodwill amortization, net of income tax benefit.
(2)	Before amortization of goodwill in prior period, amortization of core deposit and other intangible assets, merger expense, goodwill allocated to the carrying value of branches sold and the cumulative effect of the the adoption of FASB Statements No. 133 and 142.
(3)	Adjusted according to FASB Statement No. 142 for the impairment to goodwill and reflected as a cumulative effect adjustment, net of income tax benefit.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

	Three Months Ended			Six Months Ended
(In thousands, except share and ratio data)	June 30,			June 30,

	2002	2001	% Change	2002	2001	% Change

AVERAGE BALANCES
Total assets	$26,128,886	$23,717,349	10.17%	$25,905,200	$22,930,070	12.97%
Securities	3,901,341	3,698,320	5.49%	3,990,091	3,889,179	2.59%
Net loans and leases	18,083,224	16,030,368	12.81%	17,812,584	15,317,892	16.29%
Goodwill	735,622	697,978	5.39%	735,409	633,192	16.14%
Core deposit and other intangibles	102,544	104,960	(2.30)%	104,860	87,000	20.53%
Total deposits	18,217,798	16,966,059	7.38%	17,947,954	16,048,889	11.83%
Minority interest	21,354	28,574	(25.27)%	19,958	41,073	(51.41)%
Shareholders' equity	2,317,029	2,158,613	7.34%	2,293,991	2,021,357	13.49%

Weighted average common and common-
equivalent shares outstanding	92,628,770	93,210,378	(0.62)%	92,658,111	91,338,796	1.44%

AT PERIOD END
Total assets				25,734,714	23,487,799	9.57%
Securities				3,609,416	3,306,507	9.16%
Net loans and leases				18,452,554	16,476,319	11.99%
Sold loans being serviced (1)				2,543,887	1,794,063	41.79%
Allowance for loan losses				264,432	229,865	15.04%
Goodwill				736,524	731,176	0.73%
Core deposit and other intangibles				100,003	94,845	5.44%
Total deposits				18,788,429	17,170,084	9.43%
Minority interest				22,782	16,074	41.73%
Shareholders' equity				2,337,278	2,197,722	6.35%

Common shares outstanding				91,701,887	92,328,261	(0.68)%

Average equity to average assets	8.87%	9.10%		8.86%	8.82%
Common dividend payout	22.36%	25.17%		28.41%	26.74%
Nonperforming assets				115,513	87,500	32.01%
Loans past due 90 days or more				32,332	40,750	(20.66)%
Nonperforming assets to net loans and leases,
other real estate owned and other
nonperforming assets at period end				0.63%	0.53%

(1)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation and subsidiaries (“the Company”) achieved net income of $82.1 million, or $0.89 per diluted share for the second quarter of 2002, an increase of 11.5% and 12.7%, respectively, over the $73.6 million, or $0.79 per diluted share in the second quarter of 2001. Net income for the second quarter of 2001, adjusted for the add back of goodwill amortization under Financial Accounting Standards Board (“FASB”) Statement No. 142, was $82.3 million, or $0.88 per diluted share. Comparing the equivalent amount in the second quarter of 2002 to this adjusted amount in 2001 reflects a 0.21% decrease in net income and a 1.1% increase per share. All references hereinafter to prior periods are on an “as adjusted” basis for the add back of goodwill amortization under FASB Statement No. 142.

For the first six months of 2002, net income was $129.3 million or $1.40 per diluted share, compared to $154.1 million or $1.69 per diluted share for the first six months of 2001. The 2002 amounts include impairment losses of $32.4 million, net of an income tax benefit of $2.7 million, recognized under the transitional provisions of FASB Statement No. 142 and accounted for as a cumulative effect of a change in accounting principle. This adjustment relates to an impairment in carrying value as of January 1, 2002 of the Company’s investments in certain e-commerce subsidiaries. The remaining investment of these impaired subsidiaries was $31.7 million as of June 30, 2002. The 2001 amounts include a cumulative effect of a change in accounting principle for the adoption of FASB Statement No. 133.

On April 30, 2002, the Company finalized the exchange of its interest in Digital Signature Trust (“DST”) for an approximate 33% ownership in Identrus, LLC. No gain or loss was recognized in the financial statements. Included in the 2002 second quarter results are after-tax operating losses at DST of $1.5 million, or $0.02 per share and equity in after-tax losses of Identrus of $0.7 million or $0.01 per share. DST losses in the second quarter of 2001 were $3.4 million or $0.04 per share.

The annualized return on average assets was 1.26% in the second quarter of 2002, compared to 1.39% in the second quarter of 2001. The annualized return on average common shareholders’ equity was 14.21% in the second quarter of 2002, compared to 15.28% in the second quarter of 2001. The efficiency ratio, defined as the percentage of noninterest expenses to the sum of taxable equivalent net interest income and noninterest income, increased to 60.51% in the second quarter of 2002 from 59.00% in the second quarter of 2001.

For the first six months of 2002, the annualized return on average assets was 1.01%, compared to 1.36% for the first six months of 2001. The annualized return on average common shareholders’ equity was 11.37% for the first six months of 2002 compared to 15.37% for the first six months of 2001. The decreases reflect the impairment losses discussed above.

The Company’s second quarter decrease in earnings of $0.2 million, (0.21%), compared to the same period the previous year includes a $24.0 million (10.2%) increase in net interest income and a $9.9 million (10.6%) increase in noninterest income, offset by a $3.5 million (28.4%) increase in the provision for loan losses, a $25.7 million (13.0%) increase in noninterest expense, a $4.0 million (10.4%) increase in income taxes, and a $1.2 million (67.8%) decrease from the effects of minority interests.

For the first six months of 2002 compared to the same period in 2001, the $24.8 million (16.1%) decrease in net income reflects a $64.4 million (14.3%) increase in net interest income, offset by a $6.1 million (3.0%) decrease in noninterest income, a $8.8 million (35.1%) increase in the provision for loan losses, a $41.7 million (10.6%) increase in noninterest expense, a $4.9 million (6.2%) increase in income taxes, a

ZIONS BANCORPORATION AND SUBSIDIARIES

$2.7 million (78.6%) decrease from the effects of minority interests, and a $25.2 million (352.1%) increase in the cumulative effect of a change in accounting principle resulting from the adoption in 2002 of FASB Statement No. 142 and the impairment losses previously described, compared to the adoption in 2001 of FASB Statement No. 133.

Noninterest income for the first six months of 2001 included a $50.2 million gain from the sale of a nonpublic investee of the Company to a public company, Concord EFS, Inc., offset by valuation adjustments to venture capital investments of $23.1 million. Noninterest expense included $14.4 million in nonrecurring charges for certain benefit obligations, consulting services, and closed business operations. Also during the same period in 2001, the Company completed several acquisitions accounted for as purchases. Results of operations between periods are influenced because of these transactions.

OPERATING CASH EARNINGS RESULTS

The Company also provides its earnings performance on an operating cash basis because it believes its cash performance gives a better reflection of its financial position and shareholder value creation, and better demonstrates its ability to support growth, pay dividends, and repurchase stock, than providing only reported net income. Operating cash earnings are earnings before amortization of goodwill in the prior period, amortization of core deposit and other intangible assets, goodwill allocated to the value of branches sold in 2002, merger-related expenses and the cumulative effect of adoption of FASB Statements No. 133 and 142.

Operating cash earnings for the second quarter of 2002 were $84.8 million or $0.92 per diluted share, an increase of 0.2% and 1.1%, respectively, over the $84.6 million or $0.91 per diluted share earned in the second quarter of 2001. Operating cash earnings for the second quarter of 2002 increased 1.6% over the $83.5 million earned during the first quarter of 2002. Operating cash earnings per diluted share increased 2.2% from the $0.90 in the first quarter of 2002. Year-to-date operating cash earnings were $168.2 million, an increase of 1.0% over the $166.6 million earned in the first half of 2001. Year-to-date operating cash earnings per diluted share were $1.82, unchanged from the same period in 2001.

The operating cash annualized return on average assets for the second quarter and for the first six months of 2002 was 1.34% and 1.35%, compared to 1.48% and 1.51%, respectively, in 2001. Operating cash annualized return on average common shareholders’ equity was 22.99% and 23.34% for the second quarter and for the first six months of 2002, compared to 25.04% and 25.82% for the same periods in 2001. The Company’s cash efficiency ratio for the second quarter and for the first six months of 2002 was 59.27% and 58.66%, respectively, compared to 57.81% and 57.66% for the same periods in 2001.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the second quarter of 2002, adjusted to a fully taxable-equivalent basis, increased 10.1% to $264.3 million compared to $240.2 million for the second quarter of 2001, and increased 1.1% from $261.3 million for the first quarter of 2002. Net interest margin was 4.61% for the second quarter of 2002, compared to 4.63% for the second quarter of 2001 and 4.70% for the first quarter of 2002. The decreased margin reflects primarily a reduced amount reclassified from other comprehensive income to interest income compared to the prior quarter. This reclassification results from certain interest rate swaps that were dedesignated as cash flow hedges in March and April of 2001. The pattern of reclassification was fixed at that time based on the then current yield curve. Six-month net interest income, on a fully taxable-equivalent basis, was $525.6 million in 2002, an increase of 14.0% compared to $460.9 million in 2001.

ZIONS BANCORPORATION AND SUBSIDIARIES

Net interest margin for the first six months of 2002 was 4.65% compared to 4.62% for the first six months of 2001.

The yield on average earning assets decreased 144 basis points during the second quarter of 2002 compared to the second quarter of 2001, and 14 basis points from the first quarter of 2002. The average rate paid this quarter on interest-bearing funds decreased 169 basis points from the second quarter of 2001 and 5 basis points from the first quarter of 2002. Comparing the first six months of 2002 with 2001, the yield on average earning assets decreased 167 basis points, while the cost of interest bearing funds decreased 201 basis points.

The spread on average interest-bearing funds for the second quarter of 2002 was 4.21%, up from 3.96% for the second quarter of 2001 and down from the 4.30% for the first quarter of 2002. The spread on average interest-bearing funds for the first six months of 2002 was 4.26%, up from 3.92% for the first six months of 2001.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended			Three Months Ended
(In thousands)	June 30, 2002			June 30, 2001

	Average Balance	Amount of	Average Rate	Average Balance	Amount of	Average Rate
		Interest (1)			Interest (1)

ASSETS
Money market investments	$1,026,799	$4,215	1.65%	$1,055,018	$11,451	4.35%
Securities:
Held to maturity	93,782	1,494	6.39%	51,365	796	6.22%
Available for sale	3,216,084	43,754	5.46%	3,080,120	50,226	6.54%
Trading account	591,475	5,479	3.72%	566,835	7,197	5.09%

Total securities	3,901,341	50,727	5.22%	3,698,320	58,219	6.31%

Loans:
Loans held for sale	175,662	2,191	5.00%	206,384	3,158	6.14%
Net loans and leases (2)	17,907,562	316,791	7.10%	15,823,984	339,714	8.61%

Total loans	18,083,224	318,982	7.08%	16,030,368	342,872	8.58%

Total interest-earning assets	23,011,364	373,924	6.52%	20,783,706	412,542	7.96%

Cash and due from banks	919,176			835,000
Allowance for loan losses	(266,669)			(227,809)
Goodwill	735,622			697,978
Core deposit and other intangibles	102,544			104,960
Other assets	1,626,849			1,523,514

Total assets	$26,128,886			$23,717,349

LIABILITIES
Interest-bearing deposits:
Savings and NOW deposits	$2,528,034	6,963	1.10%	$2,131,000	8,759	1.65%
Money market super NOW deposits	7,795,332	36,065	1.86%	6,961,095	60,109	3.46%
Time under $100,000	1,915,613	15,777	3.30%	2,201,258	27,801	5.07%
Time $100,000 and over	1,483,627	12,685	3.43%	1,643,045	24,305	5.93%
Foreign deposits	104,124	400	1.54%	97,504	777	3.20%

Total interest-bearing deposits	13,826,730	71,890	2.09%	13,033,902	121,751	3.75%

Borrowed funds:
Securities sold, not yet purchased	378,173	4,303	4.56%	331,314	4,562	5.52%
Federal funds purchased and security
repurchase agreements	2,654,564	10,873	1.64%	2,561,867	25,214	3.95%
Commercial paper	371,408	2,032	2.19%	330,896	4,025	4.88%
FHLB advances and other borrowings:
One year or less	796,092	3,757	1.89%	303,306	4,208	5.56%
Over one year	226,822	2,855	5.05%	172,127	2,327	5.42%
Long-term debt	783,314	13,932	7.13%	550,985	10,304	7.50%

Total borrowed funds	5,210,373	37,752	2.91%	4,250,495	50,640	4.78%

Total interest-bearing liabilities	19,037,103	109,642	2.31%	17,284,397	172,391	4.00%

Noninterest-bearing deposits	4,391,068			3,932,157
Other liabilities	362,332			313,608

Total liabilities	23,790,503			21,530,162
Minority interest	21,354			28,574
Total shareholders’ equity	2,317,029			2,158,613

Total liabilities and shareholders’ equity	$26,128,886			$23,717,349

Spread on average interest-bearing funds			4.21%			3.96%
Net interest income and net yield on
Interest-earning assets		$264,282	4.61%		$240,151	4.63%

(1) Taxable-equivalent rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Six Months Ended			Six Months Ended
(In thousands)	June 30, 2002			June 30, 2001

	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate

ASSETS
Money market investments	$979,032	$7,901	1.63%	$927,083	$21,665	4.71%
Securities:
Held to maturity	86,503	2,292	5.34%	51,670	1,781	6.95%
Available for sale	3,282,589	88,139	5.41%	3,187,063	108,531	6.87%
Trading account	620,999	10,913	3.54%	650,446	18,195	5.64%

Total securities	3,990,091	101,344	5.12%	3,889,179	128,507	6.66%

Loans:
Loans held for sale	194,888	4,927	5.10%	193,219	6,242	6.51%
Net loans and leases (2)	17,617,696	629,839	7.21%	15,124,673	667,913	8.91%

Total loans	17,812,584	634,766	7.19%	15,317,892	674,155	8.88%

Total interest-earning assets	22,781,707	744,011	6.59%	20,134,154	824,327	8.26%

Cash and due from banks	947,890			811,801
Allowance for loan losses	(265,368)			(214,680)
Goodwill	735,409			633,192
Core deposit and other intangibles	104,860			87,000
Other assets	1,600,702			1,478,603

Total assets	$25,905,200			$22,930,070

LIABILITIES
Interest-bearing deposits:
Savings and NOW deposits	$2,440,404	13,037	1.08%	$1,942,383	17,371	1.80%
Money market super NOW deposits	7,573,164	68,446	1.82%	6,775,483	128,552	3.83%
Time under $100,000	1,969,633	34,261	3.51%	1,996,123	51,545	5.21%
Time $100,000 and over	1,537,628	27,203	3.57%	1,546,005	46,022	6.00%
Foreign deposits	102,699	788	1.55%	110,062	1,846	3.38%

Total interest-bearing deposits	13,623,528	143,735	2.13%	12,370,056	245,336	4.00%

Borrowed funds:
Securities sold, not yet purchased	385,183	8,005	4.19%	357,527	9,847	5.55%
Federal funds purchased and security
repurchase agreements	2,889,824	23,766	1.66%	2,641,829	59,937	4.58%
Commercial paper	364,317	3,918	2.17%	308,813	8,342	5.45%
FHLB advances and other borrowings:
One year or less	596,605	5,566	1.88%	551,438	16,639	6.08%
Over one year	227,163	5,687	5.05%	151,497	4,236	5.64%
Long-term debt	788,542	27,747	7.10%	492,414	19,130	7.83%

Total borrowed funds	5,251,634	74,689	2.87%	4,503,518	118,131	5.29%

Total interest-bearing liabilities	18,875,162	218,424	2.33%	16,873,574	363,467	4.34%

Noninterest-bearing deposits	4,324,426			3,678,833
Other liabilities	391,663			315,233

Total liabilities	23,591,251			20,867,640
Minority interest	19,958			41,073
Total shareholders’ equity	2,293,991			2,021,357

Total liabilities and shareholders’ equity	$25,905,200			$22,930,070

Spread on average interest-bearing funds			4.26%			3.92%
Net interest income and net yield on
interest-earning assets		$525,587	4.65%		$460,860	4.62%

(1) Taxable-equivalent rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses was $15.7 million for the second quarter of 2002, compared to $18.1 million for the first quarter of 2002, and $12.2 million for the second quarter of 2001. The provision for loan losses for the first six months of 2002 totaled $33.8 million, 35.1% more that the $25.0 million provision for the first six months of 2001. Annualized, the year-to-date provision is 0.38% of average loans for 2002 compared to 0.33% for the first six months of 2001. The increased provision for loan losses for the first six months of 2002 compared to the same period in 2001 reflects management’s evaluation of its various portfolios, statistical trends, and other various economic factors. It is management’s intent to maintain a strong coverage of nonperforming assets in a continued uncertain economic environment in the markets in which the Company operates.

NONINTEREST INCOME

Noninterest income for the second quarter of 2002 was $104.0 million, an increase of 10.6% from the $94.1 million for the second quarter of 2001, and an increase of 8.6% from the $95.8 million for the first quarter of 2002.

Comparing the segments of noninterest income for the second quarter of 2002 to the second quarter of 2001, service charges on deposit accounts increased 15.7%, loan sales and servicing income decreased 12.8%, other service charges, commissions and fees increased 15.4%, income from securities conduit increased 36.2%, underwriting, trading and nonhedge derivative income increased 23.3%, equity securities gains decreased 72.4%, fixed income securities gains decreased 93.9%, and other noninterest income increased 42.2%.

The increase in service charges on deposit accounts results mainly from increased fees associated with acquisitions consummated at the end of the first quarter of 2001 and later in 2001, as well as increased internal core deposit growth. Increased other service charges, commissions and fees also reflect the effect of the acquisitions. The increase in other noninterest income results in part from increased income from investments in bank-owned life insurance and from increases in the Company’s equity in earnings of unconsolidated investee companies, along with a gain of $.5 million from the sale of an investment advisory subsidiary.

Noninterest income for the six months ended June 30, 2002 was $199.8 million, a decrease of 3.0% from the $205.9 million for the same period in 2001.

Comparing the segments of noninterest income for the first six months of 2002 with the first six months of 2001, service charges on deposit accounts increased 21.8%, loan sales and servicing income decreased 37.1%, other service charges, commissions and fees increased 18.0%, income from securities conduit increased 114.0%, underwriting, trading and nonhedge derivative income increased 14.3%, equity securities gains decreased 96.0%, fixed income securities losses decreased 101.5%, and other noninterest income increased 46.9%.

The decrease in loan sales and servicing income results from the Company recording a writedown during the first quarter of 2002 of approximately $13.5 million on the capitalized residual cash flows related to an auto securitization nonhedge derivative transaction. The $13.5 million fair value of a swap entered into in this transaction was recorded as an asset, and nonhedge derivative income was increased by this amount. Without this transaction, underwriting, trading and nonhedge derivative income would have been approximately $10.4 million for the first six months of 2002 compared to $20.9 million for the first six

ZIONS BANCORPORATION AND SUBSIDIARIES

months of 2001. The adjusted decrease from the first six months of 2001 results mainly from the recognition of approximately $11.8 million of nonhedge derivative income during the first six months of 2001 resulting from increases in fair values of nonhedge derivatives in a rapidly decreasing interest rate environment, compared to $1.7 million recognized in 2002. The first six months of 2001 also included approximately $3.3 million of income from held to maturity securities transferred to trading in conjunction with the adoption of FASB Statement No. 133 and sold during the first quarter of 2001.

Income from securities conduit represents liquidity, interest rate agreement, and administrative fees from a sponsored qualified special purpose entity securities conduit established during 2001. The increased fees result from increases in the conduit’s securities portfolio activity.

As previously discussed, the decrease in equity securities gains from the first six months of 2001 results mainly from a gain of $50.2 million from the nonpublic investee transaction and losses of $23.1 million from writedowns of venture capital investments during the first six months of 2001. Fixed income securities losses for the first six months of 2001 included an impairment loss of approximately $4.9 million on SBA interest-only securities.

Changes in other noninterest income between the comparable six-month periods include a $1.4 million increase in income from bank-owned life insurance and a $1.8 million increase in the Company’s equity in earnings of unconsolidated investee companies. Other income for the first six months of 2002 also includes a pretax gain of approximately $3.2 million from the sales of three California branches. The after-tax gain from the sales was approximately $1.4 million.

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 2002 was $222.9 million, an increase of $16.8 million, or 8.1% over $206.1 million for the second quarter of 2001. Excluding the amortization of goodwill in the second quarter of 2001, noninterest expense increased $25.7 million, or 13.0%. Comparing significant changes in noninterest expense segments for the second quarter of 2002 with the second quarter of 2001, salaries and employee benefits increased 15.6%, occupancy increased 11.8%, furniture and equipment increased 9.6%, legal and professional fees increased 17.7%, merger-related expense and amortization of goodwill decreased 100.0% to zero amounts, amortization of core deposit and other intangibles increased 40.6%, and the total of all other noninterest expenses increased 8.1%.

Expenses for the second quarter of 2001 do not include expenses associated with the operations of the companies acquired to form Lexign, Inc., and Minnequa Bancorp, all of which were acquired subsequent to June 30, 2001. The increase in salaries and wages for the second quarter of 2002 compared to the second quarter of 2001 includes increased pension and employee medical benefits expense of $3.7 million and nonrecurring salary expense associated with the DST transaction of $1.0 million. Legal and professional fees for the second quarter of 2002 include $.6 million of legal expense related to the DST transaction and $1.2 million of consulting fees related to a procurement initiatives project. The increase in amortization of core deposit and other intangibles reflects increased amortization related to the previously discussed purchase acquisitions.

Noninterest expense for the six months ended June 30, 2002 was $435.3 million compared to $409.6 million for the six months ended June 30, 2001, an increase of 6.3%. Excluding the amortization of goodwill in the six months ended June 30, 2001, noninterest expense increased 10.6%. Comparing significant changes in noninterest expense segments for the first six months of 2002 with the same period for 2001, salaries and

ZIONS BANCORPORATION AND SUBSIDIARIES

employee benefits increased 12.6%, occupancy increased 13.6%, furniture and equipment increased 12.2%, merger-related expense and amortization of goodwill decreased 100.0% to zero amounts, amortization of core deposit and other intangibles increased 57.2%, and the total of all other noninterest expenses increased 6.3%.

Expenses for the six months ended June 30, 2001 do not include expenses associated with the operations of the companies acquired to form Lexign, Inc., and Minnequa Bancorp, all of which were acquired subsequent to June 30, 2001 and only include expenses of Eldorado Bancshares and branches acquired in Arizona from Pacific Century Bank for the second quarter of 2001. The increase in amortization of core deposit and other intangibles reflects increased amortization related to these purchase acquisitions.

At June 30, 2002, the Company had 8,221 full-time equivalent employees, 409 domestic offices, and 587 ATMs, compared to 7,738 full-time equivalent employees, 413 offices, and 537 ATMs at June 30, 2001.

INCOME TAXES

The Company’s income taxes increased 10.4% to $43.0 million for the second quarter of 2002 compared to $39.0 million for the second quarter of 2001. The Company’s income taxes were $85.0 million for the first six months of 2002, compared to $80.1 million for the same period in 2001. The Company’s effective income tax rate was 34.5% for the second quarter of 2002, compared to 35.2% for the second quarter of 2001. The effective income tax rate for the first six months of 2002 was 34.6% compared to 36.0% for the first six months of 2001. The lower effective rate is mainly due to higher book income resulting from the nonamortization of goodwill in 2002.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 13.1% to $22,782 million for the six months ended June 30, 2002, compared to $20,134 million for the six months ended June 30, 2001. Earning assets comprised 87.9% of total average assets for the first six months of 2002, compared with 87.8% for the first six months of 2001.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements increased 5.6% to $979 million in the first six months of 2002 as compared to $927 million in the first six months of 2001.

Average securities increased 2.6% to $3,990 million for the first six months of 2002 compared to $3,889 million for the first six months of 2001. Average investment portfolio securities increased 4.0% and average trading securities decreased 4.5%.

Average net loans and leases increased 16.3% to $17,813 million for the first six months of 2002 compared to $15,318 million for the first six months of 2001, representing 78.2% of earning assets in the first six months of 2002 compared to 76.1% in the first six months of 2001. Average net loans and leases were 99.2% of average total deposits for the six months ended June 30, 2002, as compared to 95.4% for the first six months of 2001.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

	June 30,		December 31,		June 30,
(In millions)	2002		2001		2001

	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

HELD TO MATURITY
Mortgage-backed and other debt securities	$108	$109	$79	$80	$51	$51

	108	109	79	80	51	51

AVAILABLE FOR SALE
U.S. Treasury securities	51	54	61	63	57	59
U.S. government agencies and corporations:
Small Business Administration loan-backed securities	768	770	674	674	619	618
Other agency securities	656	661	769	781	399	404
States and political subdivisions	546	559	505	514	425	430
Mortgage/asset-backed and other debt securities	826	842	960	969	1,117	1,131

	2,847	2,886	2,969	3,001	2,617	2,642

Equity securities:
Mutual funds:
Accessor Funds, Inc.	272	278	266	267	235	245
Stock	15	30	10	16	63	106

	287	308	276	283	298	351

	3,134	3,194	3,245	3,284	2,915	2,993

Total	$3,242	$3,303	$3,324	$3,364	$2,966	$3,044

LOANS

The Company has structured its organization to separate the lending function from the credit review function to strengthen the control and independent evaluation of credit activities. Loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has well-defined standards for grading its loan portfolio, and management utilizes the comprehensive loan grading system to determine risk potential in the portfolio. Another aspect of the Company’s credit risk management strategy is the diversification of the loan portfolio. The Company has a diversified loan portfolio with some emphasis in real estate (as set forth in the following table), but has no significant exposure to highly leveraged transactions.

ZIONS BANCORPORATION AND SUBSIDIARIES

The table below sets forth the amount of loans outstanding by type:

(In millions)	June 30,	December 31,	June 30,
	2002	2001	2001

Types
Loans held for sale	$165	$298	$207
Commercial, financial, and agricultural	4,168	4,109	4,043

Real estate:
Construction	3,046	2,936	2,699
Other:
Home equity credit line	582	401	330
1-4 family residential	3,379	3,168	3,075
Other real estate-secured	5,846	5,126	4,997

	9,807	8,695	8,402

	12,853	11,631	11,101

Consumer:
Bankcard	121	126	111
Other	743	707	646

	864	833	757

Lease financing	409	421	372
Foreign loans	25	14	17
Other receivables	68	107	70

Total loans	$18,552	$17,413	$16,567

Loans held for sale on June 30, 2002 decreased 44.5% from December 31, 2001. All other loans, net of unearned income and fees increased 7.5% to $18,287 million on June 30, 2002 compared to $17,013 million on December 31, 2001. Commercial loans, construction loans, and other real estate loans increased from year-end 1.4%, 3.7%, and 12.8%, respectively. Consumer loans increased 3.7% while lease financing decreased 2.9%. Foreign loans increased 78.6% to $25 million and other receivables decreased 36.4%. Within the other real estate loan portfolio, home equity credit line loans increased 45.1%, 1-4 family residential loans increased 6.7%, and all other real estate-secured loans increased 14.0% from year-end. Loans are classified in accordance with regulatory guidelines primarily based on collateral. Therefore, other real estate-secured loans include loans which would be classified as commercial if categorized according to loan purpose.

On June 30, 2002, long-term conforming first mortgage real estate loans serviced for others totaled $427 million, and consumer and other loan securitizations, which include loans sold under revolving securitization structures, totaled $2,544 million. During the first six months of 2002, the Company sold $258 million of loans classified in held for sale, and securitized and sold SBA loans, home equity credit line loans, credit card receivables and automobile loans totaling $464 million. During the first six months of 2002, total loans sold were $722 million compared to total loans sold of $712 million during the first six months of 2001.

As of June 30, 2002, the following table shows that the Company had assets of $232 million recorded on its balance sheet related to the $2,544 million of loans sold to securitized trusts. The Company does not control or have any equity interest in the trusts. However, as is common with securitized transactions, the Company has retained subordinated interests of $138 million representing the Company's junior position to other

ZIONS BANCORPORATION AND SUBSIDIARIES

investors in the securities. The capitalized residual cash flows (sometimes called “excess servicing”) of $94 million principally represent the present value of estimated excess cash flows over the life of the sold loans. These excess cash flows are subject to prepayment and credit risk.

	Sold loans being serviced		Residual interests
			on balance sheet at June 30, 2002
	Sales
	for six	Outstanding	Subordinated	Capitalized
	months ended	balance at	retained	residual
(In millions)	June 30, 2002	June 30, 2002	interest	cash flows	Total

Auto loans	$181	$396	$24	$7	$31
Home equity credit lines	119	346	9	11	20
Bankcard receivables	118	71	3	1	4
Nonconforming residential real estate loans	-	130	3	4	7
SBA 504 loans	-	998	99	65	164
SBA 7(a) loans	1	215	-	2	2
Farmer Mac	45	388	-	4	4

Total	$464	$2,544	$138	$94	$232

RISK ELEMENTS

The Company’s nonperforming assets, which include nonaccruing loans, restructured loans, other real estate owned and other nonperforming assets, were $116 million on June 30, 2002, down from $120 million on December 31, 2001, and up from $88 million on June 30, 2001. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were 0.63% on June 30, 2002, compared to 0.69% on December 31, 2001 and 0.53% on June 30, 2001.

Accruing loans past due 90 days or more totaled $32 million on June 30, 2002, down from $46 million on December 31, 2001 and $41 million on June 30, 2001. These loans equaled 0.18% of net loans and leases on June 30, 2002, 0.27% on December 31, 2001, and 0.25% on June 30, 2001.

No loans to borrowers were considered potential problem loans at June 30, 2002 and December 31, 2001. The Company had one loan totaling $14.0 million on June 30, 2001 that was considered a potential problem loan. Potential problem loans are defined as loans presently on accrual, not contractually past due 90 days or more, and not restructured, but about which management has serious doubt as to the future ability of the borrower to comply with present repayment terms and which may result in the reporting of the loans as nonperforming assets.

The Company’s total recorded investment in impaired loans included in nonaccrual loans and leases amounted to $59 million on June 30, 2002, as compared to $80 million on December 31, 2001, and $63 million on June 30, 2001. The Company considers a loan to be impaired when the accrual of interest has been discontinued and it meets other applicable criteria under current accounting standards. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on June 30, 2002, December 31, 2001, and June 30, 2001, is a required allowance of $9 million, $18 million and $13 million, respectively, on $25 million, $20 million and $17 million, respectively, of the recorded investment in impaired loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the nonperforming assets:

	June 30,	December 31,	June 30,
(In millions)	2002	2001	2001

Nonaccrual loans	$101	$109	$75
Restructured loans	1	1	2
Other real estate owned and other
nonperforming assets	14	10	11

Total	$116	$120	$88

% of net loans and leases*, other real estate
owned and other nonperforming assets	0.63%	0.69%	0.53%
Accruing loans past due 90 days or more	$32	$46	$41

% of net loans and leases*	0.18%	0.27%	0.25%
*Includes loans held for sale.

ALLOWANCE FOR LOAN LOSSES

The Company's allowance for loan losses was 1.43% of net loans and leases on June 30, 2002, compared to 1.50% on December 31, 2001 and 1.40% on June 30, 2001. Net charge-offs during the second quarter of 2002 were $15.4 million, or annualized 0.34% of average net loans and leases, compared to net charge-offs of $14.5 million (annualized 0.33%) for the first quarter of 2002, and $8.6 million (annualized 0.21%) for the second quarter of 2001. Net charge-offs for the first six months of 2002 were $29.8 million, or annualized, 0.34% of average net loans and leases, compared to $14.7 million (annualized 0.19%) for the first six months of 2001.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 260.0% on June 30, 2002, compared to 236.7% on December 31, 2001 and 300.2% on June 30, 2001. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 199.3% on June 30, 2002, compared to 168.2% on December 31, 2001 and 199.2% on June 30, 2001.

At June 30, 2002, the allowance for loan losses includes an allocation of $10 million related to commitments to extend credit for which the Company could separate the credit risk from that of any related loans on the balance sheet and for standby letters of credit. Commitments to extend credit on loans and standby letters of credit on June 30, 2002, December 31, 2001, and June 30, 2001 totaled $7,502 million, $6,812 million, and $7,506 million, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
(In millions)	June 30,	December 31,	June 30,
	2002	2001	2001

Average loans* and leases outstanding (net of unearned income)	$17,813	$16,015	$15,318

Allowance for possible losses:
Balance at beginning of year	$260	$196	$196
Allowance of companies acquired	–	30	24
Provision charged against earnings	34	73	25
Loans and leases charged–off:
Commercial, financial and agricultural	(23)	(30)	(10)
Real estate	(3)	(5)	(3)
Consumer	(8)	(13)	(6)
Lease financing	(3)	(7)	(2)

Total	(37)	(55)	(21)

Recoveries:
Commercial, financial and agricultural	4	10	4
Real estate	–	2	–
Consumer	2	3	2
Lease financing	1	1	–

Total	7	16	6

Net loan and lease charge-offs	(30)	(39)	(15)

Balance at end of period	$264	$260	$230

*Includes loans held for sale

Ratio of annualized net charge-offs to average loans and leases	0.34%	0.24%	0.19%

DEPOSITS

Total deposits increased 5.3% to $18,788 million on June 30, 2002 as compared to $17,842 million on December 31, 2001. The Company’s core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000 increased 7.2% from December 31, 2001. Comparing June 30, 2002 to December 31, 2001, demand deposits increased 4.2%, savings and money market deposits increased 12.1%, time deposits under $100,000 decreased 9.2%, time deposits $100,000 and over decreased 9.6%, and foreign deposits decreased 30.5%.

Average total deposits of $17,948 million for the first six months of 2002 increased 11.8% compared to $16,049 million for the first six months of 2001, with average demand deposits increasing 17.5%. Average savings and NOW deposits increased 25.6% and average money market and super NOW deposits increased 11.8% during the first six months of 2002 compared with the same period one year earlier.

Average time deposits under $100,000 decreased 1.3% and time deposits $100,000 and over decreased 0.5% for the first six months of 2002 compared to the first six months of 2001. Average foreign deposits decreased 6.7% for the same periods.

ZIONS BANCORPORATION AND SUBSIDIARIES

LIQUIDITY AND INTEREST RATE SENSITIVITY

The Company manages its liquidity to provide adequate funds to meet its anticipated financial obligations, including withdrawals by depositors and debt service requirements, as well as to fund customers’ demand for credit. Liquidity is provided primarily by the regularly scheduled maturities of the Company’s investment and loan portfolios. Management of the maturities of these portfolios is an important source of medium to long-term liquidity. The Company’s ability to raise funds in the capital markets through the securitization process also allows it to meet funding needs at a reasonable cost.

The Federal Home Loan Bank (“FHLB”) system is a major source of liquidity for each of the Company’s subsidiary banks. Zions First National Bank and The Commerce Bank of Washington are members of the FHLB of Seattle. California Bank & Trust, Nevada State Bank, and National Bank of Arizona are members of the FHLB of San Francisco. Vectra Bank Colorado is a member of the FHLB of Topeka. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements.

As another source of liquidity, the Company’s core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 91.5% of total deposits on June 30, 2002, as compared to 89.9% on December 31, 2001 and 89.7% on June 30, 2001.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium to long-term liquidity. The Company’s ability to raise funds in the capital markets through the securitization process and by debt issuance allows the Company to take advantage of market opportunities to meet funding needs at a reasonable cost.

The parent company’s cash requirements consist primarily of debt service, operating expenses, income taxes, dividends to shareholders, and share repurchases. The parent’s cash needs are routinely met through dividends from subsidiaries, proportionate shares of current income taxes, management and other fees, unaffiliated bank lines, and debt issuance.

At June 30, 2002, $223.5 million of dividend capacity was available from subsidiaries to pay to the parent without having to obtain regulatory approval. Dividends received by the parent from subsidiaries were $88.8 million for the second quarter of 2002 and $120.8 million for the six months ended June 30, 2002. The parent also has a program to issue short-term commercial paper. At June 30, 2002 outstanding commercial paper was $339.0 million. At June 30, 2002, the parent had a revolving credit facility with a bank totaling $40 million and a margin borrowing facility totaling $14 million. The parent had $7 million outstanding on the revolving credit facility at June 30, 2002.

Zions First National Bank (“ZFNB”) provides a $5.1 billion liquidity facility for a fee to a qualified special purpose entity securities conduit (“conduit”). ZFNB also provides for a fee administrative and investment advisory services and hedge support to the conduit. The conduit purchases U.S. Government-backed and AAA rated securities. These assets are funded through the issuance of commercial paper. With certain limitations, ZFNB is required to advance funds to the conduit to repay maturing commercial paper upon the conduit’s inability to access the commercial paper market or upon a commercial paper market disruption. No amounts were outstanding under this liquidity facility at June 30, 2002.

On January 18, 2002, the Company’s board of directors authorized a repurchase of up to $55 million of the Company’s common stock. An additional repurchase of up to $50 million was authorized on July 18, 2002. On July 30, 2001, the Company’s board of directors authorized a repurchase of up to $50 million of the Company’s common stock. During the second quarter of 2002, the Company repurchased approximately 561

ZIONS BANCORPORATION AND SUBSIDIARIES

thousand common shares at a cost of $31.2 million. The Company repurchased approximately 481 thousand shares during the first quarter of 2002 at a cost of $25.3 million. For the year 2001, the Company repurchased approximately 883 thousand common shares at a cost of $46.5 million.

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

The Company, through the management of maturities and repricing of its assets and liabilities and the use of certain derivative instruments, including interest rate caps, floors, futures, options and exchange agreements, attempts to manage the effect on net interest income of changes in interest rates. The prime lending and the LIBOR (London Interbank Offer Rate) curve, are the primary indices used for pricing the Company’s loans, and the 91-day Treasury bill rate is the index used for pricing many of the Company’s deposits. The Company does not hedge the prime/LIBOR/T-bill spread risk through the use of derivative instruments.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders’ equity on June 30, 2002 was $2,337 million, an increase of 2.5% over the $2,281 million on December 31, 2001, and an increase of 6.4% over the $2,198 million on June 30, 2001. The Company’s tangible common equity ratio, tangible equity to tangible assets, was 6.03% at June 30, 2002 compared to 5.98% at December 31, 2001 and 6.05% at June 30, 2001. The ratio of average equity to average assets for the first six months of 2002 was 8.86% as compared to 8.82% for the same period in 2001. On June 30, 2002, the Company’s total risk-based capital ratio was 11.86%, as compared to 12.20% on December 31, 2001 and 11.63% on June 30, 2001. On June 30, 2002, the Company’s Tier I risk-based capital ratio was 8.05%, as compared to 8.25% on December 31, 2001 and 8.35% on June 30, 2001. The Company’s leverage ratio on June 30, 2002 was 6.48% compared to 6.56% on December 31, 2001 and 6.69% on June 30, 2001. The decrease in the capital ratios as of June 30, 2002 resulted mainly from the repurchase of common stock previously discussed and the loan growth experienced by the Company.

Dividends declared of $.20 per common share for the second quarter of 2002 were unchanged from the dividends declared for the first quarter of 2002 and each quarter during 2001. The common cash dividend payout of net income for the second quarter of 2002 was 22.4% compared to 38.9% for the first quarter of 2002 which was adjusted to reflect the effect of the goodwill impairment loss, and 25.2% for the second quarter of 2001.

CRITICAL ACCOUNTING POLICIES

The Company has reviewed and made no significant changes in critical accounting policies and assumptions compared to the disclosures made in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

ZIONS BANCORPORATION AND SUBSIDIARIES

FORWARD-LOOKING INFORMATION

Statements in Management’s Discussion and Analysis that are not based on historical data are forward- looking, including, for example, the projected performance of the Company and its operations. These statements constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from the projections discussed in Management’s Discussion and Analysis since such projections involve significant risks and uncertainties. Factors that might cause such differences include, but are not limited to: the timing of closing proposed acquisitions being delayed or such acquisitions being prohibited; competitive pressures among financial institutions increasing significantly; economic conditions, either nationally or locally in areas in which the Company conducts its operations, being less favorable than expected; and legislation or regulatory changes which adversely affect the Company’s operations or business. The Company disclaims any obligation to update any factors or to publicly announce the results of revisions to any of the forward-looking statements included herein to reflect future events or developments.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the most significant market risk regularly undertaken by the Company. The Company believes there have been no significant changes in market risk compared to the disclosures in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.    OTHER INFORMATION

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

a	)	The annual meeting of shareholders was held on April 26, 2002. The total number of shares eligible for voting was 91,987,261.

b	)	Election of Directors

Proxies were solicited by Zions Bancorporation's management pursuant to Regulation 14A under the Securities Exchange act of 1934. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of the shareholders as indicated in the proxy statement.

c	)	The matters voted upon and the results were as follows:

(1) Election of Directors

	For	Withhold Authority

Jerry C. Atkin	77,708,982	665,036
Stephen D. Quinn	77,707,704	666,314
Shelley Thomas Williams	77,697,830	678,388

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	a)	Exhibits

The following exhibit is included herein:

(10.18) Amended and Restated Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan

	b)	Reports on Form 8-K

Zions Bancorporation filed the following report on Form 8-K during the quarter ended June 30, 2002:

Form 8-K filed April 23, 2002 (Item 7) Exhibit 99.1 Zions Bancorporation and Subsidiaries Consolidated Statements of Income – 5 quarter

ZIONS BANCORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIONS BANCORPORATION

/s/ Harris H. Simmons

Harris H. Simmons, Chairman, President and Chief Executive Officer

/s/ Doyle L. Arnold

Doyle L. Arnold, Executive Vice President and Chief Financial Officer
Dated August 13, 2002