Form 10-Q
period 2002-09-30
ZIONS BANCORPORATION /UT/
filed 2002-11-14
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 0-2610

ZIONS BANCORPORATION
(Exact name of Registrant as specified in its charter)

UTAH (State or other jurisdiction of incorporation or organization)	87-0227400 (I.R.S. Employer Identification No.)

ONE SOUTH MAIN, SUITE 1134 SALT LAKE CITY, UTAH (Address of principal executive offices)	84111 (Zip Code)

Registrant’s telephone number, including area code: (801) 524-4787

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at November 5, 2002                                                              90,917,139 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

SIGNATURES	37

CERTIFICATIONS	38

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2002	December 31, 2001	September 30, 2001

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,025,447	$978,609	$910,465
Money market investments:
Interest-bearing deposits	1,091	2,780	2,169
Federal funds sold	239,055	57,653	125,112
Security resell agreements	958,098	222,147	507,536
Investment securities:
Held to maturity, at cost (approximate market value $0, $79,752, and $53,918)	—	79,546	53,880
Available for sale, at market	3,060,160	3,283,915	3,249,657
Trading account, at market (includes $274,031, $87,612, and $277,358 transferred as collateral under repurchase agreements)	366,414	102,896	377,075

	3,426,574	3,466,357	3,680,612
Loans:
Loans held for sale	250,062	297,959	260,698
Loans, leases and other receivables	18,165,833	17,115,485	16,618,504

	18,415,895	17,413,444	16,879,202
Less:
Unearned income and fees, net of related costs	94,544	102,606	102,582
Allowance for loan losses	265,406	260,483	245,862

Net loans	18,055,945	17,050,355	16,530,758

Premises and equipment, net	386,730	368,076	354,637
Goodwill	724,353	770,763	744,033
Core deposit and other intangibles	82,146	109,148	115,666
Other real estate owned	12,625	10,302	15,073
Other assets	1,377,250	1,267,974	1,269,509

	$26,289,314	$24,304,164	$24,255,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$4,932,736	$4,480,669	$4,145,951
Interest-bearing:
Savings and money market	11,138,714	9,507,817	9,482,004
Time under $100,000	1,834,638	2,055,087	2,025,674
Time $100,000 and over	1,459,621	1,664,829	1,688,343
Foreign	115,323	133,288	92,478

	19,481,032	17,841,690	17,434,450
Securities sold, not yet purchased	209,540	87,255	206,638
Federal funds purchased	672,962	1,203,764	1,032,613
Security repurchase agreements	756,426	933,973	1,091,266
Accrued liabilities	634,334	428,225	739,628
Commercial paper	339,575	309,000	429,297
Federal Home Loan Bank advances and other borrowings:
One year or less	512,793	181,266	249,779
Over one year	241,135	240,458	241,770
Long-term debt	1,060,888	781,342	581,348

Total liabilities	23,908,685	22,006,973	22,006,789

Minority interest	23,028	16,322	13,614
Shareholders’ equity:
Capital stock:
Preferred stock, without par value; authorized 3,000,000 shares; issued and outstanding, none	—	—	—
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 91,154,578, 92,208,736, and 92,001,233 shares	1,048,803	1,111,214	1,104,278
Accumulated other comprehensive income	85,361	59,951	74,618
Retained earnings	1,223,437	1,109,704	1,056,271

Total shareholders’ equity	2,357,601	2,280,869	2,235,167

	$26,289,314	$24,304,164	$24,255,570

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share amounts)	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$310,914	$329,761	$926,621	$983,280
Interest on loans held for sale	1,802	2,905	6,729	9,147
Lease financing	5,146	5,918	15,948	16,835
Interest on money market investments	4,507	8,382	12,403	30,043
Interest on securities:
Held to maturity - taxable	—	744	2,292	2,525
Available for sale - taxable	31,669	40,347	99,797	130,227
Available for sale - nontaxable	6,816	6,137	19,823	18,260
Trading account	5,766	7,026	16,679	25,221

Total interest income	366,620	401,220	1,100,292	1,215,538

Interest expense:
Interest on savings and money market deposits	42,948	59,842	124,431	205,765
Interest on time and foreign deposits	27,353	46,609	89,605	146,022
Interest on borrowed funds	35,013	47,651	109,696	165,782

Total interest expense	105,314	154,102	323,732	517,569

Net interest income	261,306	247,118	776,560	697,969
Provision for loan losses	22,309	21,470	56,104	46,477

Net interest income after provision for loan losses	238,997	225,648	720,456	651,492

Noninterest income:
Service charges on deposit accounts	30,368	25,762	88,154	73,221
Loan sales and servicing income	19,792	23,383	46,066	65,155
Other service charges, commissions and fees	20,469	18,699	60,829	54,025
Trust income	4,447	4,158	14,025	13,588
Income from securities conduit	5,188	4,542	13,850	8,590
Market making, trading and nonhedge derivative income	7,427	7,892	31,328	28,801
Equity securities gains (losses), net	(26,452)	10,267	(25,268)	40,159
Fixed income securities gains (losses), net	327	158	387	(3,940)
Other	13,249	11,183	40,875	30,813

Total noninterest income	74,815	106,044	270,246	310,412

Noninterest expense:
Salaries and employee benefits	124,978	110,735	358,708	324,212
Occupancy, net	17,117	16,203	51,163	46,524
Furniture and equipment	15,609	15,643	47,762	44,547
Legal and professional services	5,639	9,278	17,883	23,195
Postage and supplies	6,377	7,154	20,461	20,526
Advertising	3,631	4,933	15,933	17,144
Merger related expense	—	2,902	—	6,173
Restructuring charges	2,691	—	2,691	—
Impairment losses on long-lived assets	3,977	—	3,977	—
Amortization of goodwill	—	8,370	—	23,151
Amortization of core deposit and other intangibles	3,336	3,526	10,008	9,345
Other	35,803	35,838	111,534	107,230

Total noninterest expense	219,158	214,582	640,120	622,047

Income from continuing operations before income taxes and minority interest	94,654	117,110	350,582	339,857
Income taxes	31,772	43,031	120,744	122,816
Minority interest	(2,486)	(3,251)	(3,211)	(6,638)

Income from continuing operations	65,368	77,330	233,049	223,679

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share amounts)	2002	2001	2002	2001

Discontinued operations*:
Loss from operations of discontinued subsidiaries	$(5,199)	$(6,357)	$(15,125)	$(6,903)
Impairment losses	(28,691)	—	(28,691)	—
Income tax benefit	(7,968)	(1,824)	(11,919)	(1,517)

Loss from discontinued operations	(25,922)	(4,533)	(31,897)	(5,386)

Income before cumulative effect of change in accounting principle	39,446	72,797	201,152	218,293
Cumulative effect of change in accounting principle, net of tax*	—	—	(32,369)	(7,159)

Net income	$39,446	$72,797	$168,783	$211,134

Income before cumulative effect, as adjusted*	$39,446	$81,549	$201,152	$242,795

Net income, as adjusted*	$39,446	$81,549	$168,783	$235,636

Weighted average shares outstanding during the period:
Basic shares	91,499	92,306	91,775	90,921
Diluted shares	92,017	93,509	92,424	92,042

Net income per common share*:
Basic:
Income from continuing operations	$0.71	$0.84	$2.54	$2.46
Loss from discontinued operations	(0.28)	(0.05)	(0.35)	(0.06)

Income before cumulative effect of change in accounting principle	0.43	0.79	2.19	2.40
Cumulative effect of change in accounting principle	—	—	(0.35)	(0.08)

Net income	$0.43	$0.79	$1.84	$2.32

Income before cumulative effect, as adjusted	$0.43	$0.88	$2.19	$2.67

Net income, as adjusted	$0.43	$0.88	$1.84	$2.59

Diluted:
Income from continuing operations	$0.71	$0.83	$2.52	$2.43
Loss from discontinued operations	(0.28)	(0.05)	(0.34)	(0.06)

Income before cumulative effect of change in accounting principle	0.43	0.78	2.18	2.37
Cumulative effect of change in accounting principle	—	—	(0.35)	(0.08)

Net income	$0.43	$0.78	$1.83	$2.29

Income before cumulative effect, as adjusted	$0.43	$0.87	$2.18	$2.64

Net income, as adjusted	$0.43	$0.87	$1.83	$2.56

*	See Notes 2 and 3 of the Notes to Consolidated Financial Statements. For the nine months ended September 30, 2001, the cumulative effect adjustment relates to the adoption of FASB Statement No. 133, net of income tax benefit of $4,521.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
       AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Nine Months Ended September 30, 2002

		Accumulated Other Comprehensive Income (Loss)

(In thousands)	Common Stock	Net Unrealized Gains (Losses) on Investments and Retained Interests	Net Unrealized Gains (Losses) on Derivative Instruments	Subtotal	Retained Earnings	Total Shareholders’ Equity

Balance, January 1, 2002	$1,111,214	$31,774	$28,177	$59,951	$1,109,704	$2,280,869
Comprehensive income:
Net income for the period					168,783	168,783
Other comprehensive income:
Net realized and unrealized holding gains during the period, net of income tax expense of $22,355		36,089		36,089
Reclassification for net realized gains recorded in operations, net of income tax expense of $1,306		(2,109)		(2,109)
Net unrealized losses on derivative instruments, net of reclassification to operations of $27,907 and income tax benefit of $5,309			(8,570)	(8,570)

Other comprehensive income (loss)		33,980	(8,570)	25,410		25,410

Total comprehensive income						194,193
Cash dividends—common, $.60 per share					(55,050)	(55,050)
Stock redeemed and retired	(83,452)					(83,452)
Stock options exercised, net of shares tendered and retired	21,041					21,041

Balance, September 30, 2002	$1,048,803	$65,754	$19,607	$85,361	$1,223,437	$2,357,601

	Nine Months Ended September 30, 2001

		Accumulated Other Comprehensive Income (Loss)

(In thousands)	Common Stock	Net Unrealized Gains (Losses) on Investments and Retained Interests	Net Unrealized Gains on Derivative Instruments	Subtotal	Retained Earnings	Total Shareholders’ Equity

Balance, January 1, 2001	$907,604	$(3,644)		$(3,644)	$874,884	$1,778,844
Comprehensive income:
Net income for the period					211,134	211,134
Other comprehensive income:
Net realized and unrealized holding gains during the period, net of income tax expense of $26,626		42,985		42,985
Reclassification for net realized gains recorded in operations, net of income tax expense of $6,628		(10,702)		(10,702)
Net unrealized gains on derivative instruments, net of reclassification to operations of $12,856 and income tax expense of $7,095			$11,454	11,454
Cumulative effect of change in accounting principle, adoption of FASB Statement No. 133, net of income tax expense of $21,245		13,259	21,266	34,525

Other comprehensive income		45,542	32,720	78,262		78,262

Total comprehensive income						289,396
Cash dividends—common, $.60 per share					(55,446)	(55,446)
Issuance of common shares for acquisitions	206,633				25,699	232,362
Stock redeemed and retired	(28,987)					(28,987)
Stock options exercised, net of shares tendered and retired	18,998					18,998

Balance, September 30, 2001	$1,104,278	$41,898	$32,720	$74,618	$1,056,271	$2,235,167

Total comprehensive income for the three months ended September 30, 2002 and 2001 was $61,824 and $72,619, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Cash flows from operating activities:
Net income	$39,446	$72,797	$168,783	$211,134
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax	—	—	32,369	7,159
Impairment losses	32,668	—	32,668	—
Provision for loan losses	22,309	21,470	56,104	46,477
Depreciation of premises and equipment	14,485	14,422	44,612	41,231
Amortization	8,304	16,983	29,684	45,982
Accretion of unearned income and fees, net of related costs	(4,738)	12,160	(8,062)	15,388
Loss to minority interest	(2,486)	(3,251)	(3,211)	(6,638)
Equity securities losses (gains), net	26,452	(10,267)	25,268	(40,159)
Fixed income securities losses (gains), net	(327)	(158)	(387)	3,940
Proceeds from sales of trading account securities	60,199,468	56,246,594	181,104,898	148,299,208
Increase in trading account securities	(60,258,339)	(56,364,996)	(181,368,416)	(148,395,873)
Proceeds from loans held for sale	118,588	142,253	377,036	399,103
Increase in loans held for sale	(203,275)	(195,614)	(329,139)	(478,642)
Net gains on sales of loans, leases and other assets	(12,857)	(16,913)	(25,592)	(45,815)
Change in accrued income taxes	34,631	24,801	40,448	113,335
Change in accrued interest receivable	20,466	(5,978)	36,197	10,821
Change in other assets	(22,573)	129,756	(164,717)	(120,186)
Change in other liabilities	176,131	190,361	187,327	248,607
Change in accrued interest payable	(38,466)	10,188	(34,443)	(2,004)
Other, net	4,140	10,377	4,964	28,923

Net cash provided by operating activities	154,027	294,985	206,391	381,991

Cash flows from investing activities:
Net increase in money market investments	(879,465)	(253,065)	(916,241)	(25,850)
Proceeds from maturities of investment securities held to maturity	206	560	1,415	1,806
Purchases of investment securities held to maturity	—	(3,331)	(29,400)	(3,331)
Proceeds from sales of investment securities available for sale	1,555,742	1,840,385	8,525,290	3,432,905
Proceeds from maturities of investment securities available for sale	577,946	600,849	1,550,126	2,713,235
Purchases of investment securities available for sale	(1,873,405)	(2,688,066)	(9,705,997)	(5,120,050)
Proceeds from sales of loans and leases	755,061	524,130	1,229,983	1,007,781
Net increase in loans and leases	(545,293)	(782,593)	(2,337,512)	(2,202,587)
Payments on leveraged leases	(3,575)	—	(9,160)	(4,870)
Principal collections on leveraged leases	3,575	—	9,160	4,870
Proceeds from sales of premises and equipment	1,039	6,568	6,379	8,750
Purchases of premises and equipment	(40,989)	(23,762)	(74,600)	(72,082)
Proceeds from sales of other assets	4,716	5,016	17,430	13,242
Cash received for acquisitions, net of cash paid	—	(47,957)	—	216,082
Cash paid for net liabilities on branches sold, net of cash received	—	—	(68,352)	—

Net cash used in investing activities	(444,442)	(821,266)	(1,801,479)	(30,099)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Cash flows from financing activities:
Net increase in deposits	$692,603	$264,366	$1,722,181	$654,315
Net change in short-term funds borrowed	(640,887)	274,997	(223,962)	(1,217,390)
Proceeds from FHLB advances over one year	1,500	—	3,000	100,000
Payments on FHLB advances over one year	(895)	(567)	(2,323)	(22,636)
Proceeds from issuance of long-term debt	285,000	—	285,000	201,914
Payments on long-term debt	(4,474)	(36,202)	(22,116)	(68,842)
Cash paid to reaquire minority interest	—	—	—	(66,044)
Proceeds from issuance of common stock	3,527	2,762	18,648	14,437
Payments to redeem common stock	(26,991)	(28,987)	(83,452)	(28,987)
Dividends paid	(18,299)	(18,461)	(55,050)	(55,446)

Net cash provided by (used in) financing activities	291,084	457,908	1,641,926	(488,679)

Net increase (decrease) in cash and due from banks	669	(68,373)	46,838	(136,787)
Cash and due from banks at beginning of period	1,024,778	978,838	978,609	1,047,252

Cash and due from banks at end of period	$1,025,447	$910,465	$1,025,447	$910,465

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$103,532	$143,765	$316,841	$516,195
Income taxes	7,790	6,492	89,750	32,166
Loans transferred to other real estate owned	3,648	9,757	20,192	18,043

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2002

1.      BASIS OF PRESENTATION

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

Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.      BUSINESS COMBINATIONS, GOODWILL, AND OTHER INTANGIBLE ASSETS

Financial Accounting Standards Board (“FASB”) Statement No. 141, Business Combinations, became effective for the Company for business combinations completed after June 30, 2001. FASB Statement No. 141 supersedes certain previous accounting guidance on business combinations, and eliminates the pooling-of-interest method of accounting. There were no acquisitions completed during the nine months ended September 30, 2002.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Transitional disclosures under Statement No. 142 to reconcile prior period amounts of income before cumulative effect and net income to their respective adjusted amounts for the add back of goodwill amortization are as follows (in thousands, except per share amounts):

			Earnings per Share

			Basic		Diluted

	Three Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001	2002	2001

Income before cumulative effect of change in accounting principle	$39,446	$72,797	$0.43	$0.79	$0.43	$0.78
Add back of goodwill amortization net of income tax benefit		8,752		0.09		0.09

Income before cumulative effect, as adjusted	$39,446	$81,549	$0.43	$0.88	$0.43	$0.87

Net income	$39,446	$72,797	$0.43	$0.79	$0.43	$0.78
Add back of goodwill amortization net of income tax benefit		8,752		0.09		0.09

Net income, as adjusted	$39,446	$81,549	$0.43	$0.88	$0.43	$0.87

			Earnings per Share

			Basic		Diluted

	Nine Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001	2002	2001

Income before cumulative effect of change in accounting principle	$201,152	$218,293	$2.19	$2.40	$2.18	$2.37
Add back of goodwill amortization net of income tax benefit		24,502		0.27		0.27

Income before cumulative effect, as adjusted	$201,152	$242,795	$2.19	$2.67	$2.18	$2.64

Net income	$168,783	$211,134	$1.84	$2.32	$1.83	$2.29
Add back of goodwill amortization net of income tax benefit		24,502		0.27		0.27

Net income, as adjusted	$168,783	$235,636	$1.84	$2.59	$1.83	$2.56

Changes in the carrying amount of goodwill for the three months ended September 30, 2002 by operating segment are as follows (in thousands):

	Zions First National Bank and Subsidiaries	California Bank & Trust	Nevada State Bank and Subsidiaries	National Bank of Arizona	Vectra Bank Colorado	The Commerce Bank of Washington	Other	Consolidated Company

Balance as of July 1, 2002	$19,502	$385,831	$21,051	$58,755	$239,202	$—	$12,183	$736,524
Impairment losses							(11,637)	(11,637)
Goodwill reclassified to discontinued operations							(546)	(546)
Other adjustments, including contingent consideration paid	12							12

Balance as of September 30, 2002	$19,514	$385,831	$21,051	$58,755	$239,202	$—	$—	$724,353

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 by operating segment are as follows (in thousands):

	Zions First National Bank and Subsidiaries	California Bank & Trust	Nevada State Bank and Subsidiaries	National Bank of Arizona	Vectra Bank Colorado	The Commerce Bank of Washington	Other	Consolidated Company

Balance as of January 1, 2002	$11,533	$387,387	$21,051	$57,168	$239,232	$—	$54,392	$770,763
Impairment losses							(46,682)	(46,682)
Goodwill reclassified to discontinued operations							(546)	(546)
Goodwill written off from sale of branches		(1,082)						(1,082)
Goodwill pushdown from parent	7,989			1,142	16		(9,147)	—
Other adjustments, including contingent consideration paid	(8)	(474)		445	(46)		1,983	1,900

Balance as of September 30, 2002	$19,514	$385,831	$21,051	$58,755	$239,202	$—	$—	$724,353

At the close of the second quarter, the Company completed all goodwill impairment testing required under the transitional provisions of Statement No. 142. During the second quarter, impairment losses of $32.4 million (net of income tax benefit of $2.7 million) were recognized as of January 1, 2002 as a cumulative effect of a change in accounting principle in accordance with Statement No. 142. This adjustment relates to the impairment in carrying value of the Company’s investments in certain e-commerce subsidiaries included in the “Other” operating segment. The impairment amount was determined by comparing the carrying value of these subsidiaries to their fair value at January 1, 2002, which was estimated from comparable market values including price-to-revenue multiples. During the third quarter, additional impairment losses were recognized as discussed in Note 3.

3.      DISCONTINUED OPERATIONS, IMPAIRMENT LOSSES, AND RESTRUCTURING CHARGES

During the three months ended September 30, 2002, the Company decided to discontinue the operations of the e-commerce subsidiaries discussed in Note 2. The Company determined that its plan to restructure and offer all or part of these subsidiaries for sale met the held for sale and discontinued operations criteria of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 became effective for the Company beginning January 1, 2002.

Statement No. 144 supersedes Statement No. 121 and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. Statement No. 144 also supersedes the provisions of Accounting Principle Board (APB) Opinion No. 30 with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB Opinion No. 30). In addition, more dispositions will qualify for discontinued operations treatment in the statement of income. The adoption of Statement No. 144 was material to the Company's financial condition and results of operations.

Summarized information for the loss from operations of discontinued subsidiaries is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues	$1,601	$2,495	$5,981	$4,065
Expenses	6,800	8,852	21,106	10,968

Pretax loss from operations of discontinued subsidiaries	$(5,199)	$(6,357)	$(15,125)	$(6,903)

ZIONS BANCORPORATION AND SUBSIDIARIES

Additional pretax impairment losses of $28.7 million for these subsidiaries were recorded in the third quarter and are included as a separate line item with discontinued operations. The amounts of these impairment losses were determined by comparing the carrying amounts of these subsidiaries to their fair values, less costs to sell. Fair values were determined based on amounts offered in sales negotiations and market comparables. Expenses from discontinued operations for the three months ended September 30, 2002 include severance costs of $1.2 million related to the discontinued operations.

Asset and liabilities of discontinued operations included in other assets and accrued liabilities in the consolidated balance sheet as of September 30, 2002 are summarized as follows (in thousands):

Assets
Cash and due from banks	$1,087
Interest-bearing deposits	577
Premises and equipment, net	793
Goodwill	546
Core deposit and other intangibles	891
Other assets	1,971

Total assets	5,865

Liabilities
Income tax payable	304
Other liabilities	4,086

Total liabilities	4,390

The Company also recorded impairment losses of $4.0 million during the third quarter on certain software, including software of other continuing e-commerce activities. Of this amount, $2.8 million is included in the “Zions First National Bank” operating segment and $1.2 million in the “Other” operating segment. The impairment losses were determined by comparing the carrying value to fair value, estimated by using discounted cash flow approaches. The loss amounts are separately reflected in the statement of income.

In addition, the Company recorded restructuring charges during the third quarter of $2.7 million related primarily to branch closings and restructuring of trust operations and administrative functions. The charges are separately reflected in the statement of income and include severance of $1.3 million and occupancy related costs of $1.4 million.

4.      OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. Neither the currently or prospectively effective provisions of Statement No. 145 are material to the Company's financial condition or results of operations.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 requires companies to recognize costs associated with the exit or disposal of activities as they are incurred rather than at the date a plan of disposal or commitment to exit is initiated. Types of costs covered by Statement No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, facility closing, or other exit or disposal activity. Statement No. 146 will apply to all exit or disposal activities initiated after December 31, 2002. At this time, the Company does not expect the adoption of the provisions of Statement No. 146 to have a material impact on its financial results.

In October 2002, the FASB issued Statement No. 147, Acquisition of Certain Financial Institutions. Statement No. 147 amends the previous accounting guidance which required certain acquisitions of financial institutions where the fair market value of liabilities assumed was greater than the fair value of the tangible assets and identifiable intangible assets acquired to recognize and account for the excess as an unidentifiable intangible asset. Under the former guidance, this unidentifiable intangible asset was to be amortized over a period no greater than the life of the long-term interest bearing assets acquired. Under Statement No. 147, this excess, if acquired in a business combination, represents goodwill that should be accounted for in accordance with Statement No. 142. In addition, Statement No. 147 amends Statement No. 144 to include in its scope long-term customer-relationship assets of financial institutions such as depositor- and borrower-relationship intangibles assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires. The provisions of Statement No. 147 were effective October 1, 2002. The Company does not expect the adoption of the provisions of Statement No. 147 to have a material impact on its financial results.

5.      DEBT FINANCING

On August 21, 2002, the Company issued $285 million of 8.00% Capital Securities issued by a newly formed subsidiary of the Company, Zions Capital Trust B (the “Trust”). The Capital Securities represent undivided beneficial ownership interests in the assets of the Trust (consisting of junior subordinated debentures issued by the Company). Holders of the Capital Securities are entitled to receive cumulative cash distributions at an annual rate of 8.00%. The cash distributions, which are payable quarterly in arrears beginning December 1, 2002, match the timing and amount of the Company’s interest obligations on the junior subordinated debentures. The Company has unconditionally guaranteed the payment of all amounts due on the Capital Securities to the extent the Trust has funds available for the payment of such amounts. The Company can, on one or more occasions, defer the quarterly interest payments on the junior subordinated debentures for up to five years. This would also have the effect of deferring payments on the Capital Securities. The Capital Securities are scheduled to be redeemed on September 1, 2032 and can be redeemed in whole or in part on or after September 1, 2007 or upon certain changes in tax laws and regulations or in the treatment of the Capital Securities for bank regulatory purposes. The Capital Securities, junior subordinated debentures and the guarantee were registered with the Securities and Exchange Commission in August 2002.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the third quarter of 2002, the Company also filed a prospectus supplement with the Securities and Exchange Commission for the issuance of up to $340 million of Senior Medium-Term Notes, Series A, and Subordinated Medium-Term Notes, Series B. The Company may issue such debt from time to time with the terms of each note issuance to be specified in a pricing supplement filed with the Securities and Exchange Commission. Interest may be at a fixed or floating rate. As of September 30, 2002, the Company had not issued any of such debt.

6.      OPERATING SEGMENT INFORMATION

The Company manages its operations and prepares management reports with a primary focus on geographical area. All segments presented, except for the segment defined as “Other,” are based on commercial banking operations. Zions First National Bank and subsidiaries operate 127 branches in Utah and 23 in Idaho. California Bank & Trust operates 92 branches in Northern and Southern California. Nevada State Bank and subsidiaries operate 61 offices in Nevada. National Bank of Arizona operates 47 branches in Arizona. Vectra Bank Colorado operates 57 branches in Colorado and one branch in New Mexico. The Commerce Bank of Washington operates one branch in the state of Washington. The operating segment defined as “Other” includes the parent company, certain e-commerce subsidiaries, other smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated usage of those services. Commencing January 1, 2002, the Company began transfer pricing on a consolidated company level for all banking subsidiaries except California Bank & Trust. Allocated transfer pricing (expense) income included in net interest income of the banking subsidiaries for the three- and nine-month periods ended September 30, 2002, respectively, are as follows: Zions First National Bank – $(14.8) and $(39.5) million, Nevada State Bank – $2.7 and 8.9 million, National Bank of Arizona – $3.6 and $8.7 million, Vectra Bank Colorado – $6.7 and $17.9 million, and The Commerce Bank of Washington – $1.8 and $4.0 million. Also, for consistency between periods, net income of each segment for the three- and nine-month periods ended September 30, 2001 has been adjusted for the add back of goodwill amortization following the adoption of FASB Statement No. 142 in 2002.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended September 30, 2002 and 2001:

(In millions)	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank and Subsidiaries		National Bank of Arizona

	2002	2001	2002	2001	2002	2001	2002	2001

CONDENSED INCOME STATEMENT
Net interest income	$72.5	$81.6	$94.0	$90.3	$31.9	$28.6	$30.0	$26.1
Provision for loan losses	12.0	15.2	6.5	0.7	1.0	2.6	0.1	0.2
Noninterest income	31.1	59.6	19.3	23.7	6.8	6.0	4.0	4.0
Merger, restructuring, impairment expenses and amortization of goodwill, core deposit and other intangibles	3.5	0.5	1.9	9.1	0.2	0.4	1.8	1.2
Other noninterest expense	76.3	71.2	56.8	59.0	20.6	19.2	16.5	15.3
Income tax expense (benefit)	3.3	19.4	19.2	20.2	5.8	4.2	6.2	5.3
Minority interest	(0.9)	(1.3)	—	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—	—	—	—
Cumulative effect adjustment	—	—	—	—	—	—	—	—
Add back of goodwill amortization	—	0.3	—	4.3	—	0.2	—	0.4

Net income (loss), as adjusted	$9.4	$36.5	$28.9	$29.3	$11.1	$8.4	$9.4	$8.5

AVERAGE BALANCE SHEET DATA
Total assets	$10,554	$9,659	$8,670	$8,428	$2,598	$2,391	$2,681	$2,567
Net loans and leases	6,768	6,009	5,846	5,473	1,712	1,392	1,821	1,749
Total deposits	6,376	4,991	6,886	6,819	2,263	2,031	2,280	2,145

(In millions)	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company

	2002	2001	2002	2001	2002	2001	2002	2001

CONDENSED INCOME STATEMENT
Net interest income	$29.1	$21.5	$7.1	$5.4	$(3.3)	$(6.4)	$261.3	$247.1
Provision for loan losses	1.3	2.6	0.6	0.2	0.8	—	22.3	21.5
Noninterest income	9.0	7.0	0.4	0.1	4.2	5.6	74.8	106.0
Merger, restructuring, impairment expenses and amortization of goodwill, core deposit and other intangibles	1.4	3.3	—	—	1.3	0.3	10.1	14.8
Other noninterest expense	24.1	19.9	2.6	2.2	12.2	12.9	209.1	199.7
Income tax expense (benefit)	4.1	1.8	1.5	1.0	(8.3)	(8.9)	31.8	43.0
Minority interest	—	—	—	—	(1.6)	(1.9)	(2.5)	(3.2)
Loss from discontinued operations	—	—	—	—	(25.9)	(4.5)	(25.9)	(4.5)
Cumulative effect adjustment	—	—	—	—	—	—	—	—
Add back of goodwill amortization	—	2.7	—	—	—	0.8	—	8.7

Net income (loss), as adjusted	$7.2	$3.6	$2.8	$2.1	$(29.4)	$(6.9)	$39.4	$81.5

AVERAGE BALANCE SHEET DATA
Total assets	$2,649	$2,258	$557	$486	$(1,280)	$(1,271)	$26,429	$24,518
Net loans and leases	1,857	1,577	320	268	119	77	18,443	16,545
Total deposits	1,790	1,412	401	353	(1,145)	(568)	18,851	17,183

ZIONS BANCORPORATION AND SUBISDIARIES

The following table presents selected operating segment information for the nine months ended September 30, 2002 and 2001:

(In millions)	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank and Subsidiaries		National Bank of Arizona

	2002	2001	2002	2001	2002	2001	2002	2001

CONDENSED INCOME STATEMENT
Net interest income	$219.1	$220.5	$282.7	$248.5	$94.8	$85.2	$87.0	$76.3
Provision for loan losses	31.3	26.9	15.0	2.2	3.2	7.6	1.1	1.1
Noninterest income	138.4	177.1	59.9	73.4	20.9	17.8	14.1	11.8
Merger, restructuring, impairment expenses and amortization of goodwill, core deposit and other intangibles	4.1	3.1	5.7	20.8	0.4	1.1	2.6	2.6
Other noninterest expense	226.2	209.0	171.1	169.6	61.5	58.9	49.0	45.5
Income tax expense (benefit)	31.4	54.4	60.9	56.8	17.2	12.0	19.2	15.5
Minority interest	(1.1)	(2.0)	—	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—	—	—	—
Cumulative effect adjustment	—	(5.3)	—	(1.3)	—	(0.6)	—	—
Add back of goodwill amortization	—	0.6	—	11.6	—	0.7	—	1.1

Net income (loss), as adjusted
	$65.6	$101.5	$89.9	$82.8	$33.4	$23.5	$29.2	$24.5

AVERAGE BALANCE SHEET DATA
Total assets	$10,288	$9,145	$8,548	$7,744	$2,551	$2,367	$2,634	$2,343
Net loans and leases	6,561	5,537	5,771	5,285	1,631	1,380	1,817	1,669
Total deposits	5,896	4,535	6,778	6,373	2,212	2,027	2,225	1,965

(In millions)	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company

	2002	2001	2002	2001	2002	2001	2002	2001

CONDENSED INCOME STATEMENT
Net interest income	$85.2	$64.4	$18.8	$16.5	$(11.0)	$(13.4)	$776.6	$698.0
Provision for loan losses	3.7	7.8	1.0	1.0	0.8	(0.1)	56.1	46.5
Noninterest income	24.2	19.1	1.3	0.9	11.4	10.3	270.2	310.4
Merger, restructuring, impairment expenses and amortization of goodwill, core deposit and other intangibles	2.6	9.7	—	—	1.3	1.4	16.7	38.7
Other noninterest expense	73.0	58.7	7.8	7.2	34.8	34.4	623.4	583.3
Income tax expense (benefit)	10.7	5.0	4.0	3.1	(22.7)	(24.0)	120.7	122.8
Minority interest	—	—	—	—	(2.1)	(4.6)	(3.2)	(6.6)
Loss from discontinued operations	—	—	—	—	(31.9)	(5.4)	(31.9)	(5.4)
Cumulative effect adjustment	—	—	—	—	(32.4)	—	(32.4)	(7.2)
Add back of goodwill amortization	—	7.9	—	—	—	2.6	—	24.5

Net income (loss), as adjusted
	$19.4	$10.2	$7.3	$6.1	$(76.0)	$(13.0)	$168.8	$235.6

AVERAGE BALANCE SHEET DATA
Total assets	$2,606	$2,228	$543	$508	$(1,088)	$(876)	$26,082	$23,459
Net loans and leases	1,837	1,533	306	254	102	69	18,025	15,727
Total deposits	1,743	1,406	387	363	(989)	(242)	18,252	16,427

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

FINANCIAL HIGHLIGHTS
(Unaudited)

(In thousands, except per share and ratio data)	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

				(Adjusted)(3)
EARNINGS (4)
Taxable-equivalent net interest income	$266,660	$252,214	5.73%	$792,247	$713,074	11.10%
Net interest income	261,306	247,118	5.74%	776,560	697,969	11.26%
Noninterest income	74,815	106,044	(29.45)%	270,246	310,412	(12.94)%
Provision for loan losses	22,309	21,470	3.91%	56,104	46,477	20.71%
Noninterest expense	219,158	214,582	2.13%	640,120	622,047	2.91%
Income before income taxes and minority interest	94,654	117,110	(19.18)%	350,582	339,857	3.16%
Income taxes	31,772	43,031	(26.16)%	120,744	122,816	(1.69)%
Minority interest	(2,486)	(3,251)	(23.53)%	(3,211)	(6,638)	(51.63)%
Income from continuing operations	65,368	77,330	(15.47)%	233,049	223,679	4.19%
Loss from discontinued operations	(25,922)	(4,533)	471.85%	(31,897)	(5,386)	492.22%
Cumulative effect adjustments	—	—		(32,369)	(7,159)	352.14%
Net income	39,446	72,797	(45.81)%	168,783	211,134	(20.06)%
Income before cumulative effect, as adjusted (1)	39,446	81,549	(51.63)%	201,152	242,795	(17.15)%
Net income, as adjusted (1)	39,446	81,549	(51.63)%	168,783	235,636	(28.37)%
PER COMMON SHARE (4)
Net income (diluted)	0.43	0.78	(44.87)%	1.83	2.29	(20.09)%
Income from continuing operations (diluted), as adjusted (1)	0.71	0.92	(22.83)%	2.52	2.70	(6.67)%
Loss from discontinued operations (diluted)	(0.28)	(0.05)	460.00%	(0.34)	(0.06)	466.67%
Income before cumulative effect (diluted), as adjusted (1)	0.43	0.87	(50.57)%	2.18	2.64	(17.42)%
Net income (diluted), as adjusted (1)	0.43	0.87	(50.57)%	1.83	2.56	(28.52)%
Dividends	0.20	0.20		0.60	0.60
Book value				25.86	24.29	6.46%
SELECTED RATIOS (1)
Return on average assets	0.59%	1.32%		0.87%	1.34%
Return on average common equity	6.51%	14.51%		9.68%	15.07%
Efficiency ratio	74.23%	59.43%		64.57%	59.16%
Net interest margin	4.53%	4.65%		4.61%	4.63%
OPERATING CASH EARNINGS (2)
Taxable-equivalent net interest income	$266,660	$252,214	5.73%	$792,247	$713,074	11.10%
Net interest income	261,306	247,113	5.74%	776,560	697,968	11.26%
Noninterest income	86,724	108,544	(20.10)%	287,617	314,478	(8.54)%
Provision for loan losses	22,309	21,470	3.91%	56,104	46,477	20.71%
Noninterest expense	213,496	205,372	3.96%	639,619	589,818	8.44%
Income before income taxes and minority interest	112,225	128,815	(12.88)%	368,454	376,151	(2.05)%
Income taxes	38,561	44,750	(13.83)%	127,285	128,652	(1.06)%
Minority interest	(2,486)	(3,251)	(23.53)%	(3,211)	(6,438)	(50.12)%
Income before cumulative effect adjustments	76,150	87,316	(12.79)%	244,380	253,937	(3.76)%
PER COMMON SHARE
Net income (diluted)	0.83	0.93	(10.75)%	2.64	2.76	(4.35)%
Dividends	0.20	0.20		0.60	0.60
Book value				17.02	14.95	13.85%
SELECTED RATIOS
Return on average assets	1.18%	1.46%		1.29%	1.50%
Return on average common equity	19.69%	25.48%		22.06%	25.71%
Efficiency ratio	60.41%	56.93%		59.23%	57.40%
Net interest margin	4.53%	4.65%		4.61%	4.63%

(1)	Adjusted according to FASB Statement No. 142 for the add back of goodwill amortization, net of income tax benefit.

(2)	Before amortization of goodwill in the prior period, amortization of core deposit and other intangible assets, merger related expense, restructuring charges, impairment losses, goodwill allocated to the carrying value of branches sold in 2002, and the cumulative effect of the adoption of FASB Statements No. 133 and 142.

(3)	Adjusted according to FASB Statement No. 142 for the impairment to goodwill and reflected as a cumulative effect adjustment, net of income tax benefit.

(4)	Adjusted according to FASB Statement No. 144 for discontinued operations, net of income tax benefit.

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

(In thousands, except share and ratio data)	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

AVERAGE BALANCES
Total assets	$26,429,054	$24,518,033	7.79%	$26,081,737	$23,459,391	11.18%
Securities	3,788,158	4,004,646	(5.41)%	3,922,040	3,927,668	(0.14)%
Net loans and leases	18,442,768	16,545,117	11.47%	18,024,954	15,726,967	14.61%
Goodwill	772,439	753,783	2.47%	747,888	673,389	11.06%
Core deposit and other intangibles	98,032	116,178	(15.62)%	102,559	96,726	6.03%
Total deposits	18,851,300	17,182,559	9.71%	18,252,378	16,426,779	11.11%
Minority interest	22,234	20,688	7.47%	20,725	34,278	(39.54)%
Shareholders’ equity	2,404,871	2,229,326	7.87%	2,331,357	2,090,680	11.51%

Weighted average common and common- equivalent shares outstanding	92,017,388	93,509,495	(1.60)%	92,423,909	92,042,138	0.41%

AT PERIOD END
Total assets				26,289,314	24,255,570	8.38%
Securities				3,426,574	3,680,612	(6.90)%
Net loans and leases				18,321,351	16,776,620	9.21%
Sold loans being serviced (1)				3,012,780	2,256,379	33.52%
Allowance for loan losses				265,406	245,862	7.95%
Goodwill				724,353	744,033	(2.65)%
Core deposit and other intangibles				82,146	115,666	(28.98)%
Total deposits				19,481,032	17,434,450	11.74%
Minority interest				23,028	13,614	69.15%
Shareholders’ equity				2,357,601	2,235,167	5.48%

Common shares outstanding				91,154,578	92,001,233	(0.92)%

Average equity to average assets	9.10%	9.09%		8.94%	8.91%
Common dividend payout	46.39%	25.36%		32.62%	26.26%
Nonperforming assets				131,969	108,602	21.52%
Loans past due 90 days or more				35,443	46,780	(24.23)%

Nonperforming assets to net loans and leases, other real estate owned and other nonperforming assets at period end				0.72%	0.65%

(1)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation and subsidiaries (“the Company”) achieved net income of $39.4 million, or $0.43 per diluted share for the third quarter of 2002, a decrease of 45.8% and 44.9%, respectively, from the $72.8 million, or $0.78 per diluted share in the third quarter of 2001. Net income for the third quarter of 2001, adjusted for the add back of goodwill amortization under Financial Accounting Standards Board (“FASB”) Statement No. 142, was $81.5 million, or $0.87 per diluted share. Comparing the equivalent amount in the third quarter of 2002 to this adjusted amount in 2001 reflects a decrease of 51.6% in net income and a 50.6% decrease per diluted share. All references hereinafter to prior periods are on an “as adjusted” basis for the add back of goodwill amortization under FASB Statement No. 142.

The decrease in earnings includes the effects of the Company’s decision to discontinue the operations of certain e-commerce subsidiaries during the third quarter of 2002. Also included are impairment losses on other long-lived assets and restructuring charges related to branch closings and trust and administrative operations. These charges are described in Note 3 of the Notes to Consolidated Financial Statements. In addition, the Company recorded impairment charges to its minority interest investment in an investment banking firm and write-downs on certain venture capital investments. The following table summarizes, by income statement line affected, the impact of these adjustments and the loss from operations of discontinued subsidiaries:

(In thousands, except per share amounts)	Pretax Amount	After-tax Amount	Diluted EPS

Noninterest income:
Equity securities gains (losses), net Write-downs of venture capital investments and a minority interest in an investment banking firm	$27,112	$16,741	$0.18

Noninterest expense:
Restructuring charges	2,691	1,621	0.02
Impairment losses on long-lived assets	3,977	2,455	0.03

	6,668	4,076	0.05
Discontinued operations:
Loss from operations of discontinued subsidiaries	5,199	3,111	0.03
Impairment losses, principally goodwill and identified intangibles	28,691	22,811	0.25

	33,890	25,922	0.28

Net impact	$67,670	$46,739	$0.51

For the first nine months of 2002, net income was $168.8 million or $1.83 per diluted share, compared to $235.6 million or $2.56 per diluted share for the first nine months of 2001. In addition to the above discussion, the 2002 amounts include impairment losses of $32.4 million, net of an income tax benefit of $2.7 million, recognized during the second quarter of 2002 according to FASB Statement No. 142 and accounted for as a cumulative effect of a change in accounting principle. This adjustment relates to an impairment in carrying value as of January 1, 2002 of the Company’s investments in certain e-commerce subsidiaries. The 2001 amounts include a cumulative effect of a change in accounting principle for the adoption of FASB Statement No. 133 of $7.2 million.

Prior to the third quarter, the Company finalized the exchange of its interest in Digital Signature Trust (“DST”) for an approximate 33% ownership in Identrus, LLC. During the third quarter, the Company incurred a loss of $0.8 million (slightly less than $0.01 per diluted share) related to its investment in Identrus.

ZIONS BANCORPORATION AND SUBSIDIARIES

The annualized return on average assets was 0.59% in the third quarter of 2002, compared to 1.32% in the third quarter of 2001. The annualized return on average common shareholders’ equity was 6.51% in the third quarter of 2002, compared to 14.51% in the third quarter of 2001. The efficiency ratio, defined as the percentage of noninterest expenses to the sum of taxable equivalent net interest income and noninterest income, increased to 74.23% in the third quarter of 2002 from 59.43% in the third quarter of 2001. The changes reflect the adjustments to operations discussed previously.

For the first nine months of 2002, the annualized return on average assets was 0.87%, compared to 1.34% for the first nine months of 2001. The annualized return on average common shareholders’ equity was 9.68% for the first nine months of 2002, compared to 15.07% for the first nine months of 2001. The decreases reflect the adjustments to operations discussed previously.

The Company’s third quarter decrease in earnings of $42.1 million (51.6%), compared to the same period in the previous year, includes a $14.2 million (5.7%) increase in net interest income and a $11.3 million (26.2%) decrease in income taxes, offset by a $0.8 million (3.9%) increase in the provision for loan losses, a $31.2 million (29.4%) decrease in noninterest income, a $12.9 million (6.3%) increase in noninterest expense (after adjusting 2001 for the add back of goodwill amortization), a $0.8 million (23.5%) decrease from the effects of minority interests, and a $21.4 million (471.9%) increase in the loss from discontinued operations.

For the first nine months of 2002 compared to the same period in 2001, the $66.9 million (28.4%) decrease in net income reflects a $78.6 million (11.3%) increase in net interest income and a $2.1 million (1.7%) decrease in income taxes, offset by a $9.6 million (20.7%) increase in the provision for loan losses, a $40.2 million (12.9%) decrease in noninterest income, a $41.2 million (6.9%) increase in noninterest expense (after adjusting 2001 for the add back of goodwill amortization), a $3.4 million (51.6%) decrease from the effects of minority interests, a $26.5 million (492.2%) increase in the loss from discontinued operations, and a $25.2 million (352.1%) increase in the cumulative effect of a change in accounting principle resulting from the adoption in 2002 of FASB Statement No. 142 compared to the adoption in 2001 of FASB Statement No. 133.

Noninterest income for the first nine months of 2001 included a $50.2 million gain from the sale of a nonpublic investee of the Company to a public company, Concord EFS, Inc., offset by valuation adjustments to venture capital investments of $36.7 million. Noninterest expense included $14.4 million in nonrecurring charges for certain benefit obligations, consulting services, and closed business operations. Also during the same period in 2001, the Company completed several acquisitions accounted for as purchases. Results of operations between periods reflect these transactions.

OPERATING CASH EARNINGS RESULTS

Operating cash earnings are earnings before amortization of goodwill in the prior period, amortization of core deposit and other intangible assets, merger related expense, restructuring charges, impairment losses, goodwill allocated to the carrying value of branches sold in 2002, and the cumulative effect of adoption of FASB Statements No. 133 and 142. The above adjustments do not include the write-downs of venture capital investments for purposes of determining operating cash earnings.

Operating cash earnings for the third quarter of 2002 were $76.2 million or $0.83 per diluted share, a decrease of 12.8% and 10.8%, respectively, from the $87.3 million or $0.93 per diluted share earned in the third quarter of 2001. Operating cash earnings for the third quarter of 2002 decreased 10.2% from the $84.8 million earned during the second quarter of 2002. Operating cash earnings per diluted share

ZIONS BANCORPORATION AND SUBSIDIARIES

decreased 9.8% from the $0.92 earned in the second quarter of 2002. Year-to-date operating cash earnings were $244.4 million, a decrease of 3.8% from the $253.9 million earned in the first nine months of 2001. Year-to-date operating cash earnings per diluted share were $2.64, a decrease of 4.3% from the same period in 2001.

The operating cash annualized return on average assets for the third quarter and for the first nine months of 2002 was 1.18% and 1.29%, compared to 1.46% and 1.50%, respectively, in 2001. Operating cash annualized return on average common shareholders’ equity was 19.69% and 22.06% for the third quarter and for the first nine months of 2002, compared to 25.48% and 25.71% for the same periods in 2001. The Company’s cash efficiency ratio for the third quarter and for the first nine months of 2002 was 60.41% and 59.23%, respectively, compared to 56.93% and 57.40% for the same periods in 2001.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the third quarter of 2002, adjusted to a fully taxable-equivalent basis, increased 5.7% to $266.7 million compared to $252.2 million for the third quarter of 2001, and increased 0.9% from $264.3 million for the second quarter of 2002. Net interest margin was 4.53% for the third quarter of 2002, compared to 4.65% for the third quarter of 2001 and 4.61% for the second quarter of 2002. The decreased margin resulted from a lowering and flattening yield curve during the quarter coupled with the Company’s slightly asset-sensitive position. Nine-month net interest income, on a fully taxable-equivalent basis, was $792.2 million in 2002, an increase of 11.1% compared to $713.1 million in 2001. Net interest margin for the first nine months of 2002 was 4.61% compared to 4.63% for the first nine months of 2001.

The yield on average earning assets decreased 118 basis points during the third quarter of 2002 compared to the third quarter of 2001, and 20 basis points from the second quarter of 2002. The average rate paid during the third quarter on interest-bearing funds decreased 125 basis points from the third quarter of 2001 and 12 basis points from the second quarter of 2002. Comparing the first nine months of 2002 with 2001, the yield on average earning assets decreased 149 basis points, while the cost of interest bearing funds decreased 175 basis points.

The spread on average interest-bearing funds for the third quarter of 2002 was 4.13%, up from 4.06% for the third quarter of 2001 and down from the 4.21% for the second quarter of 2002. The spread on average interest-bearing funds for the first nine months of 2002 was 4.22%, up from 3.96% for the first nine months of 2001.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001

(In thousands)	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate

ASSETS
Money market investments	$1,105,924	$4,502	1.62%	$951,542	$8,400	3.50%
Securities:
Held to maturity	—	—		51,934	744	5.68%
Available for sale	3,137,559	42,155	5.33%	3,303,907	49,788	5.98%
Trading account	650,599	5,766	3.52%	648,805	7,026	4.30%

Total securities	3,788,158	47,921	5.02%	4,004,646	57,558	5.70%

Loans:
Loans held for sale	185,021	1,802	3.86%	223,267	2,905	5.16%
Net loans and leases (2)	18,257,747	317,743	6.90%	16,321,850	337,476	8.20%

Total loans	18,442,768	319,545	6.87%	16,545,117	340,381	8.16%

Total interest-earning assets	23,336,850	371,968	6.32%	21,501,305	406,339	7.50%

Cash and due from banks	897,370			844,534
Allowance for loan losses	(265,656)			(235,062)
Goodwill	772,439			753,783
Core deposit and other intangibles	98,032			116,178
Other assets	1,590,019			1,537,295

Total assets	$26,429,054			$24,518,033

LIABILITIES
Interest-bearing deposits:
Savings and NOW deposits	$2,629,700	7,140	1.08%	$2,121,213	8,022	1.50%
Money market super NOW deposits	8,228,171	35,808	1.73%	7,209,070	51,820	2.85%
Time under $100,000	1,879,858	14,790	3.12%	2,165,461	26,740	4.90%
Time $100,000 and over	1,453,814	12,200	3.33%	1,564,209	19,142	4.86%
Foreign deposits	103,723	363	1.39%	101,392	727	2.84%

Total interest-bearing deposits	14,295,266	70,301	1.95%	13,161,345	106,451	3.21%

Borrowed funds:
Securities sold, not yet purchased	389,643	4,082	4.16%	317,852	3,587	4.48%
Federal funds purchased and security repurchase agreements	2,166,959	8,461	1.55%	2,770,058	22,898	3.28%
Commercial paper	360,023	1,903	2.10%	352,106	3,511	3.96%
FHLB advances and other borrowings:
One year or less	751,162	3,701	1.95%	320,339	3,270	4.05%
Over one year	239,955	3,126	5.17%	243,860	3,202	5.21%
Long-term debt	895,611	13,734	6.08%	611,215	11,206	7.27%

Total borrowed funds	4,803,353	35,007	2.89%	4,615,430	47,674	4.10%

Total interest-bearing liabilities	19,098,619	105,308	2.19%	17,776,775	154,125	3.44%

Noninterest-bearing deposits	4,556,034			4,021,214
Other liabilities	347,296			470,030

Total liabilities	24,001,949			22,268,019
Minority interest	22,234			20,688
Total shareholders’ equity	2,404,871			2,229,326

Total liabilities and shareholders’ equity	$26,429,054			$24,518,033

Spread on average interest-bearing funds			4.13%			4.06%

Net interest income and net yield on interest- earning assets		$266,660	4.53%		$252,214	4.65%

(1)	Taxable-equivalent rates used where applicable.

(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001

(In thousands)	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate

ASSETS
Money market investments	$1,021,794	$12,403	1.62%	$935,236	$30,065	4.30%
Securities:
Held to maturity	57,351	2,292	5.34%	51,758	2,525	6.52%
Available for sale	3,233,715	130,294	5.39%	3,226,011	158,319	6.56%
Trading account	630,974	16,679	3.53%	649,899	25,221	5.19%

Total securities	3,922,040	149,265	5.09%	3,927,668	186,065	6.33%

Loans:
Loans held for sale	191,563	6,729	4.70%	203,235	9,147	6.02%
Net loans and leases (2)	17,833,391	947,582	7.10%	15,523,732	1,005,389	8.66%

Total loans	18,024,954	954,311	7.08%	15,726,967	1,014,536	8.62%

Total interest-earning assets	22,968,788	1,115,979	6.50%	20,589,871	1,230,666	7.99%

Cash and due from banks	930,865			822,712
Allowance for loan losses	(265,465)			(221,474)
Goodwill	747,888			673,389
Core deposit and other intangibles	102,559			96,726
Other assets	1,597,102			1,498,167

Total assets	$26,081,737			$23,459,391

LIABILITIES
Interest-bearing deposits:
Savings and NOW deposits	$2,504,196	20,177	1.08%	$2,001,993	25,393	1.70%
Money market super NOW deposits	7,793,899	104,254	1.79%	6,920,012	180,372	3.48%
Time under $100,000	1,939,379	49,051	3.38%	2,052,569	78,285	5.10%
Time $100,000 and over	1,509,383	39,403	3.49%	1,552,073	65,164	5.61%
Foreign deposits	103,044	1,151	1.49%	107,172	2,573	3.21%

Total interest-bearing deposits	13,849,901	214,036	2.07%	12,633,819	351,787	3.72%

Borrowed funds:
Securities sold, not yet purchased	386,686	12,087	4.18%	344,302	13,434	5.22%
Federal funds purchased and security repurchase agreements	2,646,221	32,227	1.63%	2,684,572	82,835	4.13%
Commercial paper	362,870	5,821	2.14%	323,244	11,853	4.90%
FHLB advances and other borrowings:
One year or less	648,690	9,267	1.91%	474,405	19,909	5.61%
Over one year	240,282	9,316	5.18%	190,618	7,922	5.56%
Long-term debt	815,816	40,978	6.72%	523,681	29,852	7.62%

Total borrowed funds	5,100,565	109,696	2.88%	4,540,822	165,805	4.88%

Total interest-bearing liabilities	18,950,466	323,732	2.28%	17,174,641	517,592	4.03%

Noninterest-bearing deposits	4,402,477			3,792,960
Other liabilities	376,712			366,832

Total liabilities	23,729,655			21,334,433
Minority interest	20,725			34,278
Total shareholders’ equity	2,331,357			2,090,680

Total liabilities and shareholders’ equity	$26,081,737			$23,459,391

Spread on average interest-bearing funds			4.22%			3.96%

Net interest income and net yield on interest- earning assets		$792,247	4.61%		$713,074	4.63%

(1)	Taxable-equivalent rates used where applicable.

(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses was $22.3 million for the third quarter of 2002, compared to $15.7 million for the second quarter of 2002, and $21.5 million for the third quarter of 2001. The provision for loan losses for the first nine months of 2002 totaled $56.1 million, 20.7% more than the $46.5 million provision for the first nine months of 2001. Annualized, the year-to-date provision is 0.42% of average loans for 2002 compared to 0.39% for the first nine months of 2001. The increased provision for loan losses for the first nine months of 2002 compared to the same period in 2001 reflects management’s evaluation of its various portfolios, statistical trends, and various other economic factors.

NONINTEREST INCOME

Noninterest income for the third quarter of 2002 was $74.8 million, a decrease of 29.4% from the $106.0 million for the third quarter of 2001, and a decrease of 26.4% from the $101.6 million for the second quarter of 2002. The decrease for the third quarter of 2002 resulted primarily from the previously discussed charges during the quarter for write-downs of venture capital investments and a minority interest investment in an investment banking firm. Excluding equity securities gains (losses), noninterest income would have increased $5.5 million or 5.7%.

Comparing the segments of noninterest income for the third quarter of 2002 to the third quarter of 2001, service charges on deposit accounts increased 17.9%, loan sales and servicing income decreased 15.4%, other service charges, commissions and fees increased 9.5%, income from securities conduit increased 14.2%, market making, trading and nonhedge derivative income decreased 5.9%, equity securities gains (losses) decreased 357.6%, fixed income securities gains (losses) increased 107.0%, and other noninterest income increased 18.5%.

The increase in service charges on deposit accounts resulted mainly from the strong core deposit growth experienced by the Company. The decrease in loan sales and servicing income includes adjustments of approximately $5.8 million related to assumption changes and impairment losses recognized during the third quarter of 2002 on securitized residual interests. In its normal quarterly review of key assumptions and in light of significant declines in interest rates and other changes in market factors during the quarter, the Company reviewed the valuation of assets related to securitizations and adjusted retained interests to reflect current portfolio characteristics and performance. See subsequent section entitled “Critical Accounting Policies” for details on the assumption changes. Impairment losses were also recognized on other residual securitization interests where declines in value were determined to be other than temporary. The equity securities loss for the third quarter of 2002 consists mainly of the write-downs of venture capital investments and the minority interest in an investment banking firm as previously discussed. The equity securities gain for the third quarter of 2001 includes a $20.6 million gain involving the Company’s investment in Concord EFS, Inc., a $13.6 million write-down in venture capital investments and a $3.3 million gain on the sale of other equity securities. The increase in other income is mainly the result of increased income from the Company’s equity in earnings of unconsolidated investee companies and increased income from bank-owned life insurance.

Noninterest income for the nine months ended September 30, 2002 was $270.2 million, a decrease of 12.9% from the $310.4 million for the same period in 2001. Excluding equity securities gains (losses), noninterest income would have increased $25.3 million or 9.3%. Comparing the segments of noninterest income for the first nine months of 2002 with the first nine months of 2001, service charges on deposit accounts increased 20.4%, loan sales and servicing income decreased 29.3%, other service charges, commissions and fees increased 12.6%, income from securities conduit increased 61.2%, market making, trading and nonhedge

ZIONS BANCORPORATION AND SUBSIDIARIES

derivative income increased 8.8%, equity securities gains (losses) decreased 162.9%, fixed income securities gains (losses) increased 109.8%, and other noninterest income increased 32.7%.

As mentioned in the quarterly analysis, the increase in service charges on deposit accounts result mainly from the strong core deposit growth experienced by the Company as well as acquisitions consummated during 2001. The decrease in loan sales and servicing income results primarily from the third quarter of 2002 adjustments previously discussed and a write-down during the first quarter of 2002 of approximately $13.5 million on the capitalized residual cash flows related to an auto securitization nonhedge derivative transaction. The $13.5 million fair value of a swap entered into in this transaction was recorded as an asset, and nonhedge derivative income was increased by this amount.

Income from securities conduit represents liquidity, interest rate agreement, and administrative fees from a sponsored qualified special purpose entity securities conduit established during 2001. The increased fees result from increases in the conduit’s securities portfolio activity.

The year-to-date equity securities loss for 2002 results mainly from the write-downs discussed in the quarterly analysis. Equity security gains for the first nine months of 2001 included gains of $70.8 million from the Concord EFS, Inc. transactions and losses of $36.7 million from write-downs of certain venture capital investments. Fixed income securities losses for the first nine months of 2001 included an impairment loss of approximately $4.9 million on SBA interest-only securities.

Changes in other noninterest income between the comparable nine-month periods include a $2.3 million increase in income from bank-owned life insurance and a $4.0 million increase in the Company’s equity in earnings of unconsolidated investee companies. Other income for the first nine months of 2002 also includes a pretax gain of approximately $3.2 million from the sales of three California branches recognized during the first quarter of 2002. The after-tax gain from the sales was approximately $1.4 million.

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 2002 was $219.2 million, an increase of $4.6 million, or 2.1% over $214.6 million for the third quarter of 2001. Excluding the amortization of goodwill in the third quarter of 2001, noninterest expense increased $12.9 million, or 6.3%. Comparing the significant changes in noninterest expense segments for the third quarter of 2002 with the third quarter of 2001, salaries and employee benefits increased 12.9%, occupancy increased 5.6%, legal and professional fees decreased 39.2%, merger related expense and amortization of goodwill decreased to zero balances, and amortization of core deposit and other intangibles decreased 5.4%. The Company also incurred restructuring charges and impairment losses during the third quarter of 2002. The total of all other noninterest expenses decreased 3.4%.

Expenses for the third quarter of 2001 do not include expenses associated with the operations of Minnequa Bancorp, which was acquired during the fourth quarter of 2001. The $14.2 million increase in salaries and benefits for the third quarter of 2002 compared to the third quarter of 2001 includes increased salaries of $9.0 million (a 9.4% increase) and benefits of $5.2 million (a 34.8% increase). The increase in benefits is mainly the result of increased pension and employee medical benefits expense. The decrease in legal and professional fees is mainly attributable to $2.0 million in legal and accounting fees incurred during the third quarter of 2001 related to the Concord EFS, Inc. transaction and decreased fees incurred in e-commerce initiatives. The restructuring charges and impairment losses on long-lived assets incurred during the third quarter have been previously discussed. The 3.4% decrease in all other noninterest expenses, which includes

ZIONS BANCORPORATION AND SUBSIDIARIES

a 10.9% decrease in postage and supplies and a 26.4% decrease in advertising expense, reflects the Company’s ongoing expense containment efforts.

Noninterest expense for the nine months ended September 30, 2002 was $640.1 million compared to $622.0 million for the nine months ended September 30, 2001, an increase of 2.9%. Excluding the amortization of goodwill in the nine months ended September 30, 2001 as required by FASB Statement No. 142, noninterest expense increased $41.2 million or 6.9%. Comparing significant changes in noninterest expense segments for the first nine months of 2002 with the same period for 2001, salaries and employee benefits increased 10.6%, occupancy increased 10.0%, legal and professional fees decreased 22.9%, merger-related expense and amortization of goodwill decreased to zero balances, and amortization of core deposit and other intangibles increased 7.1%. Restructuring charges and impairment losses are also included in noninterest expense for the nine months ended September 30, 2002. The total of all other noninterest expenses increased 3.3%.

Expenses for the nine months ended September 30, 2001 do not include expenses associated with the operations of Minnequa Bancorp which was acquired during the fourth quarter of 2001 and only include expenses of Eldorado Bancshares and branches acquired in Arizona from Pacific Century Bank for the second and third quarters of 2001. The increase in amortization of core deposits and other intangibles reflects increased amortization related to these acquisitions. The increase in restructuring charges and impairment losses on long-lived assets and the decrease in legal and professional fees have been previously discussed.

At September 30, 2002, the Company had 8,049 full-time equivalent employees, 409 domestic offices, and 588 ATMs, compared to 7,697 full-time equivalent employees, 408 offices, and 539 ATMs at September 30, 2001.

INCOME TAXES

The Company’s income taxes decreased 26.2% to $31.8 million for the third quarter of 2002 compared to $43.0 million for the third quarter of 2001. The Company’s income taxes were $120.7 million for the first nine months of 2002, compared to $122.8 million for the same period in 2001. The Company’s effective income tax rate was 33.6% for the third quarter of 2002, compared to 36.7% for the third quarter of 2001. The effective income tax rate for the first nine months of 2002 was 34.4% compared to 36.1% for the first nine months of 2001. The lower effective rate is mainly due to higher book income resulting from the nonamortization of goodwill in 2002.

DISCONTINUED OPERATIONS

See Note 3 of the Notes to Consolidated Financial Statements for a description of discontinued operations and a summary of revenues and expenses for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001. The increase in revenues, expenses and pretax loss from the operations of discontinued subsidiaries for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 results mainly from the operations of the companies acquired to form Lexign, Inc. being included only in 2001 results from the date of their respective acquisitions in July 2001.

ZIONS BANCORPORATION AND SUBSIDIARIES

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 11.6% to $22,969 million for the nine months ended September 30, 2002, compared to $20,590 million for the nine months ended September 30, 2001. Earning assets comprised 88.1% of total average assets for the first nine months of 2002, compared with 87.8% for the first nine months of 2001.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements increased 9.3% to $1,022 million in the first nine months of 2002 as compared to $935 million in the first nine months of 2001.

Average securities decreased 0.1% to $3,922 million for the first nine months of 2002 compared to $3,928 million for the first nine months of 2001. Average investment portfolio securities increased 0.4% and average trading securities decreased 2.9%.

Average net loans and leases increased 14.6% to $18,025 million for the first nine months of 2002 compared to $15,727 million for the first nine months of 2001, representing 78.5% of earning assets in the first nine months of 2002 compared to 76.4% in the first nine months of 2001. Average net loans and leases were 98.8% of average total deposits for the nine months ended September 30, 2002, as compared to 95.7% for the first nine months of 2001.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

	September 30, 2002		December 31, 2001		September 30, 2001

(In millions)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value

HELD TO MATURITY
Mortgage-backed securities	$—	$—	$79	$80	$54	$54

	—	—	79	80	54	54

AVAILABLE FOR SALE
U.S. Treasury securities	48	51	61	63	54	57
U.S. government agencies and corporations:
Small Business Administration loan-backed securities	763	766	674	674	626	625
Other agency securities	314	319	769	781	809	824
States and political subdivisions	578	606	505	514	472	488
Mortgage/asset-backed and other debt securities	1,043	1,073	960	969	991	1,008

	2,746	2,815	2,969	3,001	2,952	3,002

Equity securities:
Mutual funds:
Accessor Funds, Inc.	218	224	266	267	234	237
Stock	14	21	10	16	10	11

	232	245	276	283	244	248

	2,978	3,060	3,245	3,284	3,196	3,250

Total	$2,978	$3,060	$3,324	$3,364	$3,250	$3,304

LOANS

The Company has structured its organization to separate the lending function from the credit review function to strengthen the control and independent evaluation of credit activities. Loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has well-defined standards for grading its loan portfolio, and management utilizes the comprehensive loan grading system to determine risk potential in the portfolio. Another aspect of the Company’s credit risk management strategy is the diversification of the loan portfolio. The Company has a diversified loan portfolio with some emphasis in real estate (as set forth in the following table), but has no significant exposure to highly leveraged transactions. For the quarter ended September 30, 2002, the Company changed its presentation format for loan types to more accurately present loan purpose. Information to present prior period balances in the revised format is not currently available.

ZIONS BANCORPORATION AND SUBSIDIARIES

The table below sets forth the amount of loans outstanding by loan reflecting the change in presentation format for the current quarter:

(In millions)	September 30, 2002

Loan type
Loans held for sale	$250

Commercial lending:
Commercial and industrial	4,010
Leasing	386
Owner occupied	2,857

Total commercial	7,253

Commercial real estate:
Construction	3,080
Term	3,083

Total commercial real estate	6,163

Consumer:
Home equity credit line	679
1-4 family residential	3,222
Bankcard and other revolving plans	123
Other	631

Total consumer	4,655

Foreign loans	25

Other receivables	70

Total loans	$18,416

The table below sets forth the amount of loans outstanding by loan type as presented in prior periods:

(In millions)	December 31, 2001	September 30, 2001

Loan type

Loans held for sale	$298	$261
Commercial, financial, and agricultural	4,109	4,046

Real estate:
Construction	2,936	2,851
Other:
Home equity credit line	401	339
1-4 family residential	3,168	2,973
Other real estate-secured	5,126	5,110

	8,695	8,422

	11,631	11,273

Consumer:
Bankcard and other revolving plans	126	109
Other	707	676

	833	785

Lease financing	421	416
Foreign loans	14	14
Other receivables	107	84

Total loans	$17,413	$16,879

ZIONS BANCORPORATION AND SUBSIDIARIES

Loans held for sale on September 30, 2002 decreased 16.1% from December 31, 2001. All other loans, net of unearned income and fees, increased 6.2% to $18,071 million on September 30, 2002 compared to $17,013 million on December 31, 2001.

On September 30, 2002, long-term conforming first mortgage real estate loans serviced for others totaled $462 million, and consumer and other loan securitizations, which include loans sold under revolving securitization structures, totaled $3,013 million. During the first nine months of 2002, the Company sold $377 million of loans classified in held for sale. In addition, the Company sold and securitized SBA loans, home equity credit line loans, credit card receivables, Farmer Mac, and automobile loans totaling $1,206 million. During the first nine months of 2002, total loans sold were $1,583 million compared to total loans sold of $1,387 million during the first nine months of 2001.

As of September 30, 2002, the following table shows that the Company had residual interests of $292 million recorded on its balance sheet related to the $3,013 million of loans sold to securitized trusts. The Company does not control or have any equity interest in the trusts. However, as is common with securitized transactions, the Company has retained subordinated interests of $162 million representing the Company’s junior position to other investors in the securities. The capitalized residual cash flows (sometimes referred to in the industry as “excess servicing”) of $130 million principally represent the present value of estimated excess cash flows over the life of the sold loans. These excess cash flows are subject to prepayment and credit risk.

	Sold loans being serviced		Residual interests on balance sheet at September 30, 2002

(In millions)	Sales for nine months ended September 30, 2002	Outstanding balance at September 30, 2002	Subordinated retained interest	Capitalized residual cash flows	Total

Auto loans	$232	$387	$32	$7	$39
Home equity credit lines	280	447	8	9	17
Bankcard receivables	178	72	4	1	5
Nonconforming residential real estate loans	—	103	3	3	6
SBA 504 loans	442	1,397	115	103	218
SBA 7(a) loans	11	210	—	2	2
Farmer Mac	63	397	—	5	5

Total	$1,206	$3,013	$162	$130	$292

RISK ELEMENTS

The Company’s nonperforming assets, which include nonaccrual loans, restructured loans, other real estate owned and other nonperforming assets, were $132 million on September 30, 2002, up from $120 million on December 31, 2001, and up from $109 million on September 30, 2001. Such nonperforming assets as a percentage of net loans and leases, other real estate owned and other nonperforming assets were 0.72% on September 30, 2002, compared to 0.69% on December 31, 2001 and 0.65% on September 30, 2001.

Accruing loans past due 90 days or more totaled $35 million on September 30, 2002, down from $46 million on December 31, 2001 and $47 million on September 30, 2001. These loans equaled 0.19% of net loans and leases on September 30, 2002, 0.27% on December 31, 2001, and 0.28% on September 30, 2001.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company’s total recorded investment in impaired loans included in nonaccrual loans and leases amounted to $75 million on September 30, 2002, as compared to $80 million on December 31, 2001, and $66 million on September 30, 2001. The Company considers a loan to be impaired when the accrual of interest has been discontinued and it meets other applicable criteria under current accounting standards. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are included in the allowance for loan losses through a provision for loan losses. Included in the allowance for loan losses on September 30, 2002, December 31, 2001, and September 30, 2001, is a required allowance of $13 million, $18 million and $8 million, respectively, on $44 million, $20 million and $24 million, respectively, of the recorded investment in impaired loans.

The following table sets forth the nonperforming assets:

(In millions)	September 30, 2002	December 31, 2001	September 30, 2001

Nonaccrual loans	$117	$109	$92
Restructured loans	2	1	2
Other real estate owned and other nonperforming assets	13	10	15

Total	$132	$120	$109

% of net loans and leases*, other real estate owned and other nonperforming assets	0.72%	0.69%	0.65%

Accruing loans past due 90 days or more	$35	$46	$47

% of net loans and leases*	0.19%	0.27%	0.28%

*	Includes loans held for sale.

ALLOWANCE FOR LOAN LOSSES

The Company’s allowance for loan losses was 1.45% of net loans and leases on September 30, 2002, compared to 1.50% on December 31, 2001 and 1.47% on September 30, 2001. Net charge-offs during the third quarter of 2002 were $21.3 million, or annualized 0.46% of average net loans and leases, compared to net charge-offs of $15.4 million (annualized 0.34%) for the second quarter of 2002, and $5.5 million (annualized 0.13%) for the third quarter of 2001. Net charge-offs for the first nine months of 2002 were $51.2 million, or annualized, 0.38% of average net loans and leases, compared to $20.2 million (annualized 0.17%) for the first nine months of 2001.

The allowance, as a percentage of nonaccrual loans and restructured loans, was 222.4% on September 30, 2002, compared to 236.7% on December 31, 2001 and 262.9% on September 30, 2001. The allowance, as a percentage of nonaccrual loans and accruing loans past due 90 days or more was 173.9% on September 30, 2002, compared to 168.2% on December 31, 2001 and 177.2% on September 30, 2001.

ZIONS BANCORPORATION AND SUBSIDIARIES

At September 30, 2002, the allowance for loan losses includes an allocation of $10 million related to commitments to extend credit for which the Company could separate the credit risk from that of any related loans on the balance sheet and for standby letters of credit. Commitments to extend credit on loans and standby letters of credit on September 30, 2002, December 31, 2001, and September 30, 2001 totaled $7,702 million, $6,812 million, and $7,615 million, respectively.

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

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(In millions)	Nine Months Ended September 30, 2002	Twelve Months Ended December 31, 2001	Nine Months Ended September 30, 2001

Average loans* and leases outstanding (net of unearned income)	$18,025	$16,015	$15,727

Allowance for possible losses:
Balance at beginning of year	$260	$196	$196
Allowance of companies acquired	—	30	24
Provision charged against earnings	56	73	46
Loans and leases charged-off:
Commercial, financial and agricultural	(34)	(30)	(14)
Real estate	(6)	(5)	(4)
Consumer	(13)	(13)	(9)
Lease financing	(10)	(7)	(5)

Total	(63)	(55)	(32)

Recoveries:
Commercial, financial and agricultural	7	10	8
Real estate	1	2	1
Consumer	3	3	2
Lease financing	1	1	1

Total	12	16	12

Net loan and lease charge-offs	(51)	(39)	(20)

Balance at end of period	$265	$260	$246

*Includes loans held for sale

Ratio of annualized net charge-offs to average loans and leases	0.38%	0.24%	0.17%

ZIONS BANCORPORATION AND SUBSIDIARIES

DEPOSITS

Total deposits increased 9.2% to $19,481 million on September 30, 2002 as compared to $17,842 million on December 31, 2001. The Company’s core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, increased 11.6% from December 31, 2001. Comparing September 30, 2002 to December 31, 2001, demand deposits increased 10.1%, savings and money market deposits increased 17.2%, time deposits under $100,000 decreased 10.7%, time deposits $100,000 and over decreased 12.3%, and foreign deposits decreased 13.5%.

Average total deposits of $18,252 million for the first nine months of 2002 increased 11.1% compared to $16,427 million for the first nine months of 2001, with average demand deposits increasing 16.1%. Average savings and NOW deposits increased 25.1% and average money market and super NOW deposits increased 12.6% during the first nine months of 2002 compared with the same period one year earlier.

Average time deposits under $100,000 decreased 5.5% and time deposits $100,000 and over decreased 2.8% for the first nine months of 2002 compared to the first nine months of 2001. Average foreign deposits decreased 3.9% for the same periods.

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

As another source of liquidity, the Company’s core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 91.9% of total deposits on September 30, 2002, as compared to 89.9% on December 31, 2001 and 89.8% on September 30, 2001.

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium to long-term liquidity. The Company’s ability to raise funds in the capital markets through the securitization process and by debt issuance provides the Company additional flexibility in meeting funding needs.

On August 21, 2002, the Company sold $285 million of 8.00% Capital Securities issued by a newly formed subsidiary of the Company, Zions Capital Trust B (the “Trust”). The Capital Securities represent undivided beneficial ownership interests in the assets of the Trust (consisting of junior subordinated debentures issued by the Company). Holders of the Capital Securities are entitled to receive cumulative cash distributions at an annual rate of 8.00%. The cash distributions, which are payable quarterly in arrears beginning December 1, 2002, match the timing and amount of the Company's interest obligations on the junior subordinated debentures. The Company has unconditionally guaranteed the payment of all amounts due on the Capital Securities to the extent the Trust has funds available for the payment of such amounts. The Company can, on one or more occasions, defer the quarterly interest payments on the junior subordinated debentures for up to five years. This would also have the effect of deferring payments on the Capital Securities. The Capital Securities are scheduled to be redeemed on September 1, 2032 and can be redeemed in whole or in part on or after September 1, 2007 or upon certain changes in tax laws and regulations or in the treatment of the Capital Securities for bank regulatory purposes. The Capital Securities, junior subordinated debentures and the guarantee were registered with the Securities and Exchange Commission in August 2002.

During the third quarter of 2002, the Company also filed a prospectus supplement with the Securities and Exchange Commission for the issuance of up to

ZIONS BANCORPORATION AND SUBSIDIARIES

$340 million of Senior Medium-Term Notes, Series A and Subordinated Medium-Term Notes, Series B. The Company may issue such debt from time to time with the terms of each note issuance to be specified in a pricing supplement filed with the Securities and Exchange Commission. As of September 30, 2002, the Company had not issued any of such debt.

The parent company’s cash requirements consist primarily of debt service, operating expenses, income taxes, dividends to shareholders, and share repurchases. The parent’s cash needs are routinely met through dividends from subsidiaries, proportionate shares of current income taxes, management and other fees, unaffiliated bank lines, and debt issuance.

At September 30, 2002, $282.5 million of dividend capacity was available from subsidiaries to pay to the parent without having to obtain regulatory approval. Dividends received by the parent from subsidiaries were $6.5 million for the third quarter of 2002 and $127.3 million for the nine months ended September 30, 2002. The parent also has a program to issue short-term commercial paper. At September 30, 2002, outstanding commercial paper was $339.6 million. At September 30, 2002, the parent had a revolving credit facility with a bank totaling $40 million and a margin borrowing facility totaling $16.8 million. The parent did not have any outstanding borrowings on either of these facilities at September 30, 2002.

Zions First National Bank (“ZFNB”) provides a $5.1 billion liquidity facility for a fee to a qualified special purpose entity securities conduit (“conduit”). ZFNB also provides for a fee administrative and investment advisory services and a spread maintenance agreement to the conduit to ensure a positive interest rate spread. The conduit purchases U.S. Government-backed and AAA rated securities. These assets are funded through the issuance of commercial paper. With certain limitations, ZFNB is required to advance funds to the conduit to repay maturing commercial paper upon the conduit’s inability to access the commercial paper market or upon a commercial paper market disruption. No amounts were outstanding under this liquidity facility at September 30, 2002.

During 2001 and up to September 30, 2002, the Company’s board of directors authorized repurchases of the Company’s common stock up to the following amounts: $50 million on July 30, 2001, $55 million on January 18, 2002, and $50 million on July 18, 2002. During 2001, the Company repurchased approximately 883 thousand common shares at a cost of $46.5 million. For the nine months ended September 30, 2002, the Company repurchased approximately 1,635 thousand shares at a cost of $83.5 million. This included 592 thousand shares purchased during the third quarter of 2002 at a cost of $27.0 million. At September 30, 2002, the amount still available for repurchase was approximately $24.9 million. From October 1, 2002 through October 18, 2002, the Company repurchased approximately 188 thousand shares at a cost of $7.3 million of its common stock. On October 18, 2002, the board of directors increased the remaining authorization up to $50 million.

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

The Company, through the management of maturities and repricing of its assets and liabilities and the use of certain derivative instruments, including interest rate caps, floors, futures, options and exchange agreements, attempts to manage the effect on net interest income of changes in interest rates. The prime lending rate and the LIBOR (London Interbank Offer Rate) curve, are the primary indices used for pricing the Company’s loans, and the 91-day Treasury bill rate is the index used for pricing many of the Company’s deposits. The Company does not hedge the prime/LIBOR/T-bill spread risk through the use of derivative instruments.

ZIONS BANCORPORATION AND SUBSIDIARIES

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders’ equity on September 30, 2002 was $2,358 million, an increase of 3.4% over the $2,281 million on December 31, 2001, and an increase of 5.5% over the $2,235 million on September 30, 2001. The Company’s tangible common equity ratio (which measures tangible equity to tangible assets) was 6.09% at September 30, 2002 compared to 5.98% at December 31, 2001 and 5.88% at September 30, 2001. The ratio of average equity to average assets for the first nine months of 2002 was 8.94% as compared to 8.91% for the same period in 2001. On September 30, 2002, the Company’s total risk-based capital ratio was 13.16%, as compared to 12.20% on December 31, 2001 and 11.12% on September 30, 2001. On September 30, 2002, the Company’s Tier I risk-based capital ratio was 9.40%, as compared to 8.25% on December 31, 2001 and 8.15% on September 30, 2001. The Company’s leverage ratio on September 30, 2002 was 7.60% compared to 6.56% on December 31, 2001 and 6.48% on September 30, 2001. The increased capital ratios as of September 30, 2002 reflect the sale during the quarter of $285 million in Capital Securities as previously discussed. Subject to certain regulatory limits these securities qualify as part of Tier I capital.

Dividends declared of $.20 per common share for the third quarter of 2002 were unchanged from the dividends declared for the first and second quarters of 2002 and each quarter during 2001. The common cash dividend payout of net income for the third quarter of 2002 was 46.4% compared to 22.4% for the second quarter of 2002 and 25.4% for the third quarter of 2001.

CRITICAL ACCOUNTING POLICIES

The Company has reviewed and made no significant changes in critical accounting policies and assumptions compared to the disclosures made in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2001, except for the following changes in assumptions related to its revolving home equity loans securitization.

During the third quarter of 2002, the Company determined that certain assumptions used to measure retained interests on its home equity loans securitization were not reflective of current portfolio characteristics and performance. Accordingly the following assumption changes were made during the quarter:

	Revised Assumptions	Prior Assumptions

Prepayment method	CPR	ABS
Annualized prepayment speed	17	7
Weighted average life (in months)	16	25

The effect of the changes was to reduce the carrying value of the retained interests as of September 30, 2002 and loan sales and servicing income for the third quarter of 2002 by approximately $3.1 million.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material adverse effect on its consolidated financial position, operations, or liquidity.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation, dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated April 30, 1997, incorporated by reference to Exhibit 3 of Form 10-Q for the quarter ended June 30, 1997.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated April 24, 1998, incorporated by reference to Exhibit 3 of Form 10-Q for the quarter ended June 30, 1998.	*

3.4	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed on July 13, 2001.	*

3.5	Restated Bylaws of Zions Bancorporation adopted January 19, 2001, incorporated by reference to Exhibit 3.4 of Form S-4 filed on February 5, 2001.	*

4	Shareholder Protection Rights Agreement, dated September 27, 1996, incorporated by reference to Exhibit 1 of Form 8-K filed on October 11, 1996.	*

10.1	Form of Zions Bancorporation Change in Control Agreement.

*Incorporated by reference

b) Reports on Form 8-K

Zions Bancorporation filed the following reports on Form 8-K during the quarter ended September 30, 2002:

Form 8-K filed on July 23, 2002 (Item 5) Exhibit 99.1 – Copy of press release issued July 18, 2002 announcing the Board of Directors’ authorization of a $50 million stock buyback and a $0.20 dividend payable August 28, 2002.

Form 8-K filed on August 6, 2002 (Item 5) Exhibit 99.1 – Copy of press release issued July 17, 2002 announcing second quarter earnings.

Form 8-K filed on August 15, 2002 (Item 9) – Copies of sworn statements submitted August 13, 2002 by the Chief Executive Officer, Harris H. Simmons, and Chief Financial Officer, Doyle L. Arnold, to the Securities and Exchange Commission

ZIONS BANCORPORATION AND SUBSIDIARIES

pursuant to Securities and Exchange Commission Order No. 4-460. Also copies of the certifications submitted by Mr. Simmons and Mr. Arnold on August 13, 2002, of Zions Bancorporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K filed on August 21, 2002 – Exhibits to its Registration Statement on Form S-3 (File Nos. 333-89202, 333-89202-01, 333-89202-02, and 333-89202-03), which was declared effective on August 9, 2002.

Form 8-K filed on September 11, 2002 – Exhibits to its Registration Statement on Form S-3 (File Nos. 333-89202, 333-89202-01, 333-89202-02, and 333-89202-03), which was declared effective on August 9, 2002.

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
/s/ HARRIS H. SIMMONS

Harris H. Simmons, Chairman, President and Chief Executive Officer

/s/ DOYLE L. ARNOLD

Doyle L. Arnold, Executive Vice President and Chief Financial Officer

Dated November 14, 2002

ZIONS BANCORPORATION AND SUBSIDIARIES

C E R T I F I C A T I O N
Principal Executive Officer

I, Harris H. Simmons, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Zions Bancorporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ HARRIS H. SIMMONS

Harris H. Simmons, Chairman, President and Chief Executive Officer

ZIONS BANCORPORATION AND SUBSIDIARIES

C E R T I F I C A T I O N
Principal Financial Officer

I, Doyle L. Arnold, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Zions Bancorporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ DOYLE L. ARNOLD

Doyle L. Arnold, Executive Vice President and Chief Financial Officer