Form 10-K
period 2002-12-31
ZIONS BANCORPORATION /UT/
filed 2003-03-20
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________ to ___________

COMMISSION FILE NUMBER 0-2610

ZIONS BANCORPORATION

(Exact name of Registrant as specified in its charter)

UTAH (State or other jurisdiction of incorporation or organization)	87-0227400 (Internal Revenue Service Employer Identification Number)

One South Main, Suite 1134 Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)

Registrant’s telephone number, including area code: (801) 524-4787

Securities registered pursuant to Section 12(b) of the act:

Title of Each Class	Name of Exchange on Which Registered
Senior Floating Rate Notes Due January 14, 2005 Senior Floating Rate Notes Due October 15, 2004 Guarantee related to 8.00% Capital Securities of Zions Capital Trust B	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the act:

Common Stock, Stock Purchase Rights – without par value
(Title of Class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

Aggregate Market Value of Common Stock Held by Nonaffiliates at June 30, 2002	$4,599,245,090
Number of Common Shares Outstanding at March 3, 2003	90,457,596 Shares

Documents Incorporated by Reference:

Portions of 2002 Annual Report to Shareholders – Incorporated into Parts I, II and IV

Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2003 – Incorporated into Parts I and III

FORM 10-K CROSS-REFERENCE INDEX

Page

		Form 10-K	Annual Report (1)
PART I
Item 1.	Business
	Description of Business	2-4	26-101
Statistical Disclosure:
	Distribution of Assets, Liabilities and Stockholder’s Equity; Interest Rates and Interest Differential	—	34-38
	Investment Portfolio	—	42-43, 69-70, 75-76
	Loan Portfolio	—	44-46, 50-51, 70, 77
	Summary of Loan Loss Experience	—	51-53, 70-71, 77
	Deposits	—	36-37, 47, 84
	Return on Equity and Assets	—	*, 27, 30-31
	Short-Term Borrowings	—	84
	Segment Results	—	28-34, 95-97
Item 2.	Properties	4	30-31, 91
Item 3.	Legal Proceedings	4	91
Item 4.	Submission of Matters to a Vote of Security Holders (in fourth quarter 2002) (3)	—	—
	Executive Officers of the Registrant (2)	—	—

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	5	*, 86, 91-92
Item 6.	Selected Financial Data	—	*, 60
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	—	26-60
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	—	54-57
Item 8.	Financial Statements and Supplementary Data	—	61-101
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (3)	—	—

PART III
Item 10.	Directors and Executive Officers of the Registrant (2)	—	—
Item 11.	Executive Compensation (2)	—	—
Item 12.	Security Ownership of Certain Beneficial Owners and Management (2)	—	—
Item 13.	Certain Relationships and Related Transactions (2)	—	—
Item 14.	Controls and Procedures	5	—

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	5-7	61-101
Report of Independent Auditors		—	61
Consolidated Financial Statements		—	62-101
Signatures		8	—
Certification of Chief Executive Officer		9	—
Certification of Chief Financial Officer		10	—

(1)    The 2002 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K.

(2)    Incorporated by reference from the Company’s Proxy Statement dated March 17, 2003.

(3)    None.

*    Financial Highlights – inside front cover of 2002 Annual Report to Shareholders.

PART I

ITEM 1.         BUSINESS

Description of Business

Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of Utah in 1955, and registered under the Bank Holding Company Act of 1956, as amended. Zions Bancorporation and its subsidiaries (“the Company”) own and operate six commercial banks with a total of 416 offices. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, Idaho, California, Nevada, Arizona, Colorado and Washington. Full-time equivalent employees totaled 8,073 at year-end 2002. For further information about the Company’s industry segments, see “Business Segment Results” in Management’s Comments and Note 23 of the Notes to Consolidated Financial Statements. For further information about the Company’s foreign operations, see “Foreign Operations” in Management’s Comments.

Growth

While the Company’s internally generated growth remained very strong during 2002, the Company also continued to build the business through acquisitions that complement its strategies and build on its core strengths. For information about merger activities, see Note 3 of the Notes to Consolidated Financial Statements.

Products and Services

The Company focuses on maintaining community–minded banking by strengthening its core business lines of retail banking, small and medium–sized business lending, residential mortgage, and investment activities. It operates six different banks in eight western states; each bank operates under a different name and each has its own chief executive officer and management team. The banks provide a wide variety of commercial and retail banking and mortgage lending products and services. The Company provides commercial loans, lease financing, cash management, lockbox, customized draft processing, and other special financial services for business and other commercial banking customers. The Company provides a wide range of personal banking services to individuals, including bankcard, student and other installment loans and home equity lines of credit, checking accounts, savings accounts, time certificates of various types and maturities, trust services, safe deposit facilities, direct deposit, and 24-hour ATM access. The Company also provides services to key segments through its Women’s Financial, Private Client Services, and Executive Banking Groups.

In addition to these core businesses, the Company has built specialized lines of business in capital markets and public finance. The Company is also a leader in U.S. Small Business Administration lending. Through its six bank subsidiaries, the Company provides SBA 7(a) loans to small businesses throughout the United States and is also one of the largest providers of SBA 504 financing in the nation. The Company also owns an equity interest in the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and is the nation’s top originator of secondary market agricultural real estate mortgage loans through Farmer Mac. The Company is a leader in municipal finance advisory and underwriting services. It is also a leader in the emerging electronic corporate bond trading market, and it owns an equity interest in and is represented on the board of Garban-Intercapital plc, a London Stock Exchange listed company that is a leader in electronic securities trading in the United States. Four venture capital companies owned by the Company provide early-stage capital, primarily for start-up companies located in the Western United States.

Competition

Zions Bancorporation and its subsidiaries operate in a highly competitive environment due to the diverse financial services and products they offer. Competitors include not only other banks and thrift institutions, credit unions, and mutual funds, but also insurance companies, finance companies, brokerage firms, securities dealers, investment banking companies, and a variety of other financial services and advisory companies. Many of these competitors are not subject to the same regulatory restrictions as the Company. Most of these competitors compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in many significant products. These competitive trends are likely to continue.

Supervision and Regulation

On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about internal controls; and they have included information in the Company’s Quarterly and Annual Reports about theirevaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

The Board of Directors of Zions Bancorporation has approved a series of actions to strengthen and improve its already strong corporate governance practices, including the adoption of new Corporate Governance Guidelines, a Code of Business Conduct and Ethics, and new charters for the Audit, Credit Review, Executive Compensation, and Nominating and Corporate Governance Committees. More information on Zions Bancorporation’s corporate governance practices will be available on the Zions Bancorporation website at www.zionsbancorporation.com.

The enactment of the Gramm-Leach-Bliley Act of 1999 (“the GLB Act”) represented a pivotal point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework through a financial holding company, which has as its umbrella regulator the Federal Reserve Board (“FRB”). Functional regulation of the financial holding company’s separately regulated subsidiaries is conducted by their primary functional regulator.

The GLB Act provides a federal right to privacy for non-public personal information of individual customers. The Company, including its subsidiaries, is also subject to certain state laws that deal with the use and distribution of nonpublic personal information.

Zions Bancorporation is a financial holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (“the BHC Act”). The BHC Act requires the prior approval of the FRB for a financial holding company to acquire or hold more than 5% voting interest in any bank, and restricts interstate banking activities. The BHC Act allows interstate bank acquisitions and interstate branching by acquisition anywhere in the country.

The BHC Act restricts the Company’s nonbanking activities to those that are permitted for financial holding companies or determined by the FRB to be financial in nature, incidental to financial activities, or complementary to a financial activity. The BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. The Company’s banking subsidiaries are subject to limitations with respect to transactions with affiliates.

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

The FRB has established capital guidelines for financial holding companies. The OCC, the FDIC, and the FRB have also issued regulations establishing capital requirements for banks under federal law. Failure to meet capital requirements could subject the Company and its subsidiary banks to a variety of restrictions and enforcement remedies. See Note 20 of the Notes to Consolidated Financial Statements for information regarding capital requirements.

The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (“the BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001, the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. In 2002 the BIS published proposed modifications to its January 2001 proposal. While the ultimate timing for the new accord and the specifics of capital assessments for addressing operational risk are uncertain, the BIS has stated that its objective is to finalize a new capital accord in the fourth quarter of 2003 and for member countries to implement the new accord at year-end 2006. The Company expects that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies.

Dividends payable by the subsidiary banks to Zions Bancorporation are subject to various legal and regulatory restrictions. These restrictions and the amount available for the payment of dividends at year-end are summarized in Note 20 of the Notes to Consolidated Financial Statements.

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

On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations which apply various requirements of the USA Patriot Act to financial institutions such as the Company’s bank and broker-dealer subsidiaries and mutual funds and private investment companies advised or sponsored by the Company’s subsidiaries. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations, which will further clarify the USA Patriot Act’s requirements.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputa-tional consequences for the institution. The Company has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the Act and Treasury’s regulations.

Regulators and Congress continue to enact rules, laws, and policies to regulate the financial services industry and to protect consumers. The nature of these laws and regulations and the effect of such policies on future business and earnings of the Company cannot be predicted.

Government Monetary Policies

The earnings and business of the Company are affected not only by general economic conditions, but also by fiscal and other policies adopted by various governmental authorities. The Company is particularly affected by the policies of the FRB, which affects the national supply of bank credit. The instruments and methods of monetary policy available to the FRB include open-market operations in U.S. government securities; adjustment of the discount rates or cost of bank borrowings; imposing or changing reserve requirements against member bank deposits; and imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying combinations to influence the overall growth or contraction of bank loans, investments and deposits, and the interest rates charged on loans or paid for deposits.

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

ITEM 2.         PROPERTIES

The Company operates 415 domestic branches, of which 174 are owned and 241 are on leased premises. The Company also leases its headquarters offices. Other operations facilities are variously owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance, and taxes. For information regarding rental payments, see Note 19 of the Notes to Consolidated Financial Statements.

ITEM 3.         LEGAL PROCEEDINGS

The information contained in Note 19 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

PART II

ITEM 5.         MARKET FOR REGISTANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the NASDAQ National Market under the symbol “ZION”. The last reported sale price of the common stock on NASDAQ on March 3, 2003 was $42.54 per share.

The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on NASDAQ:

	2002		2001

	High	Low	High	Low

1st Quarter	$59.46	$48.32	$64.00	$45.75
2nd Quarter	59.65	49.54	59.55	50.26
3rd Quarter	55.34	42.30	60.04	50.23
4th Quarter	44.37	34.14	53.61	42.30

As of March 3, 2003, there were 6,607 holders of record of the Company’s common stock.

Frequency and amount of dividends paid during the last two years:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

2002	$.20	$.20	$.20	$.20
2001	$.20	$.20	$.20	$.20

In January 2003, the Board of Directors approved a dividend of $0.21 per share payable on February 26, 2003.

PART III

ITEM 14.       CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The Company’s Consolidated Financial Statements and report of independent auditors are included in Exhibit 13.

Financial Statement Schedules – All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.

Exhibits – The index of exhibits and any exhibits filed as part of the 2002 Form 10-K are accessible at no cost on the Company’s website at www.zionsbancorporation.com or through the United States Securities and Exchange Commission’s website at www.sec.gov. Copies of exhibits may also be requested from the Company’s investor relations department.

Reports on Form 8-K filed during the fourth quarter of 2002 and through the date of this Form 10-K filing:

October 4, 2002 – Item 9. Exhibit 99. A copy of a press release dated October 3, 2002 reporting on charges related to expense reduction plans and impaired investments.

October 21, 2002 – Items 5 and 7. Exhibit 99.1. A copy of a press release dated October 17, 2002 announcing third quarter 2002 earnings with additional statements of income by quarter.

November 14, 2002 – Items 7 and 9. Exhibits 99.1 and 99.2. Certifications, dated November 14, 2002, of Chief Executive Officer of the Company, Harris H. Simmons, and Chief Financial Officer, Doyle L. Arnold, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

January 23, 2003 – Item 9. Exhibit 99. A copy of a press release dated January 23, 2003 announcing fourth quarter 2002 earnings.

List of Exhibits:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997 (filed herewith).

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3 of Form 10-Q for the quarter ended June 30, 1998.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Restated Bylaws of Zions Bancorporation dated January 19, 2001, incorporated by reference to Exhibit 3.4 of Form S-4 filed February 5, 2001.	*

4	Shareholder Protection Rights Agreement dated September 27, 1996 (filed herewith).

10.1	Amended and Restated Zions Bancorporation Key Employee Incentive Stock Option Plan (filed herewith).

10.2	Zions Bancorporation Deferred Compensation Plan for Directors, as amended May 1, 1991 (filed herewith).

10.3	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1998-2001, incorporated by reference to Exhibit 10.23 of Form 10-K for the year ended December 31, 1998.	*

10.4	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1999-2002, incorporated by reference to Exhibit 10.22 of Form 10-K for the year ended December 31, 2000.	*

10.5	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2000-2003, incorporated by reference to Exhibit 10.23 of Form 10-K for the year ended December 31, 2000.	*

10.6	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2001-2004, incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2001.	*

10.7	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2002-2005 (filed herewith).

10.8	Zions Bancorporation Executive Management Pension Plan (filed herewith).

10.9	Amended and Restated Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.18 of Form 10-Q for the quarter ended June 30, 2002.	*

10.10	Zions Bancorporation 1998 Non-Qualified Stock Option and Incentive Plan, incorporated by reference to Exhibit 4.7 of Form S-8 filed October 5, 1999.	*

10.11	Zions Bancorporation Deferred Compensation Plan effective January 1, 2001, incorporated by reference to Exhibit 10.24 of Form 10-K for the year ended December 31, 2000.	*

10.12	Zions Bancorporation Deferred Compensation Plan Trust Agreement, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2000.	*

10.13

Zions Bancorporation Restated Pension Plan effective January 1, 2001, including amendments adopted through January 31, 2002, incorporated by reference to Exhibit 10.17 of Form 10-K for the year ended December 31, 2001.

*

10.14	Amendment dated December 31, 2002 to Zions Bancorporation Restated Pension Plan (filed herewith).

10.15	Form of Zions Bancorporation Change in Control Agreement, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2002.	*

12	Ratio of Earnings to Fixed Charges (filed herewith).

13	2002 Annual Report to Shareholders – Financial Highlights on inside front cover and Pages 26 through 101 (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of independent auditors (filed herewith).

   * incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIONS BANCORPORATION
March 20, 2003	By	/s/ HARRIS H. SIMMONS

HARRIS H. SIMMONS, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 20, 2003

/s/ HARRIS H. SIMMONS	/s/ DOYLE L. ARNOLD

HARRIS H. SIMMONS, Chairman, President, Chief Executive Officer and Director, (Principal Executive Officer)	DOYLE L. ARNOLD, Secretary, Executive Vice President, and Chief Financial Officer, (Principal Financial Officer)

/s/ NOLAN BELLON	/s/ JERRY C. ATKIN

NOLAN BELLON, Controller, (Principal Accounting Officer)	JERRY C. ATKIN, Director

/s/ R. D. CASH	/s/ RICHARD H. MADSEN

R. D. CASH, Director	RICHARD H. MADSEN, Director

/s/ ROGER B. PORTER	/s/ STEPHEN D. QUINN

ROGER B. PORTER, Director	STEPHEN D. QUINN, Director

/s/ L. E. SIMMONS	/s/ SHELLEY THOMAS WILLIAMS

L. E. SIMMONS, Director	SHELLEY THOMAS WILLIAMS, Director

/s/ I. J. WAGNER

I. J. WAGNER, Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Harris H. Simmons, certify that:

1.        I have reviewed this annual report on Form 10-K of Zions Bancorporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ HARRIS H. SIMMONS

Harris H. Simmons, Chairman, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Doyle L. Arnold, certify that:

1.        I have reviewed this annual report on Form 10-K of Zions Bancorporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ DOYLE L. ARNOLD

Doyle L. Arnold, Executive Vice President and Chief Financial Officer