Form 10-Q
period 2003-03-31
ZIONS BANCORPORATION /UT/
filed 2003-05-15
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at May 2, 2003	90,141,139 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2003	December 31, 2002	March 31, 2002

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,087,910	$1,087,296	$906,611
Money market investments:
Interest-bearing deposits	1,189	1,690	5,238
Federal funds sold	454,168	96,077	38,752
Security resell agreements	693,623	444,995	287,101
Investment securities:
Held to maturity, at cost (approximate market value $0, $0, and $79,651)	—	—	78,584
Available for sale, at market	3,328,412	3,304,341	3,140,897
Trading account, at market (includes $197,257, $110,886, and $95,870 transferred as collateral under repurchase agreements)	336,005	331,610	284,308

	3,664,417	3,635,951	3,503,789
Loans:
Loans held for sale	227,101	289,499	206,758
Loans, leases and other receivables	18,994,438	18,843,006	17,750,667

	19,221,539	19,132,505	17,957,425
Less:
Unearned income and fees, net of related costs	90,621	92,662	103,257
Allowance for loan losses	280,533	279,593	264,107

Net loans	18,850,385	18,760,250	17,590,061
Other noninterest bearing investments	595,238	601,641	651,771
Premises and equipment, net	401,827	393,630	370,472
Goodwill	730,069	730,031	734,334
Core deposit and other intangibles	79,368	82,920	104,576
Other real estate owned	18,231	31,608	13,490
Other assets	632,309	699,600	598,383

	$27,208,734	$26,565,689	$24,804,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$5,296,261	$5,117,458	$4,418,020
Interest-bearing:
Savings and money market	12,303,049	11,654,258	10,007,607
Time under $100,000	1,693,752	1,766,844	1,926,131
Time $100,000 and over	1,314,220	1,402,189	1,540,183
Foreign	193,723	191,231	108,401

	20,801,005	20,131,980	18,000,342
Securities sold, not yet purchased	221,936	203,838	188,894
Federal funds purchased	841,237	819,807	1,297,094
Security repurchase agreements	791,360	861,177	788,908
Accrued liabilities	479,778	535,044	450,323
Commercial paper	276,640	291,566	315,389
Federal Home Loan Bank advances and other borrowings:
One year or less	6,602	15,554	437,467
Over one year	239,958	240,698	241,219
Long-term debt	1,114,429	1,069,505	781,173

Total liabilities	24,772,945	24,169,169	22,500,809

Minority interest	23,285	22,677	20,769
Shareholders’ equity:
Capital stock:
Preferred stock, without par value; authorized 3,000,000 shares; issued and outstanding, none	—	—	—
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 90,215,449, 90,717,692, and 91,986,436 shares	1,012,532	1,034,888	1,092,735
Accumulated other comprehensive income	38,558	46,214	51,700
Retained earnings	1,361,414	1,292,741	1,138,565

Total shareholders’ equity	2,412,504	2,373,843	2,283,000

	$27,208,734	$26,565,689	$24,804,578

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,

(In thousands, except per share amounts)	2003	2002

Interest income:
Interest and fees on loans	$297,349	$305,705
Interest on loans held for sale	2,505	2,736
Lease financing	4,534	5,668
Interest on money market investments	3,937	3,679
Interest on securities:
Held to maturity – taxable	—	798
Available for sale – taxable	28,220	34,628
Available for sale – nontaxable	7,293	6,342
Trading account	5,561	5,434

Total interest income	349,399	364,990

Interest expense:
Interest on savings and money market deposits	32,629	38,455
Interest on time and foreign deposits	20,988	33,390
Interest on borrowed funds	29,574	36,935

Total interest expense	83,191	108,780

Net interest income	266,208	256,210
Provision for loan losses	17,550	18,090

Net interest income after provision for loan losses	248,658	238,120

Noninterest income:
Service charges on deposit accounts	31,412	28,420
Loan sales and servicing income	18,467	6,926
Other service charges, commissions and fees	20,589	19,637
Trust income	5,128	4,413
Income from securities conduit	6,866	4,139
Dividends and other investment income	5,997	8,207
Market making, trading and nonhedge derivative income	9,872	15,435
Equity securities gains (losses), net	(5,904)	621
Fixed income securities gains, net	135	43
Other	3,777	5,985

Total noninterest income	96,339	93,826

Noninterest expense:
Salaries and employee benefits	123,586	113,885
Occupancy, net	16,847	16,649
Furniture and equipment	15,783	16,228
Legal and professional services	4,922	5,602
Postage and supplies	6,665	7,164
Advertising	3,980	5,663
Amortization of core deposit and other intangibles	3,551	3,335
Other	38,630	36,728

Total noninterest expense	213,964	205,254

Income from continuing operations before income taxes and minority interest	131,033	126,692
Income taxes	46,394	44,025
Minority interest	(2,737)	(150)

Income from continuing operations	87,376	82,817

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	Three Months Ended March 31,

(In thousands, except per share amounts)	2003	2002

Discontinued operations:
Income (loss) from operations of discontinued subsidiaries	$552	$(5,176)
Income taxes (benefit)	224	(1,990)

Income (loss) on discontinued operations	328	(3,186)

Income before cumulative effect of change in accounting principle	87,704	79,631
Cumulative effect of change in accounting principle, net of tax (1)	—	(32,369)

Net income	$87,704	$47,262

Weighted average shares outstanding during the period:
Basic shares	90,529	92,055
Diluted shares	90,648	92,814

Net income per common share:
Basic:
Income from continuing operations	$0.96	$0.90
Income (loss) on discontinued operations	0.01	(0.03)
Cumulative effect of change in accounting principle	—	(0.35)

Net income	$0.97	$0.52

Diluted:
Income from continuing operations	$0.96	$0.89
Income (loss) on discontinued operations	0.01	(0.03)
Cumulative effect of change in accounting principle	—	(0.35)

Net income	$0.97	$0.51

(1)

For the three months ended March 31, 2002, the cumulative effect adjustment relates to an impairment charge from the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, net of income tax benefit of $2,676.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
    AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31, 2003

		Accumulated Other Comprehensive Income (Loss)

(In thousands)	Common Stock	Net Unrealized Gains (Losses) on Investments and Retained Interests	Net Unrealized Gains on Derivative Instruments	Minimum Pension Liability	Subtotal	Retained Earnings	Total Shareholders’ Equity

Balance, January 1, 2003	$1,034,888	$44,151	$25,420	$(23,357)	$46,214	$1,292,741	$2,373,843
Comprehensive income:
Net income for the period						87,704	87,704
Other comprehensive income, net of tax:
Net realized and unrealized holding losses during the period, net of income tax benefit of $5,516		(8,905)			(8,905)
Reclassification for net realized gains recorded in operations, net of income tax expense of $350		(565)			(565)
Net unrealized gains on derivative instruments, net of reclassification to operations of $9,575 and income tax expense of $1,090			1,814		1,814

Other comprehensive income (loss)		(9,470)	1,814		(7,656)		(7,656)

Total comprehensive income							80,048
Cash dividends--common, $.21 per share						(19,031)	(19,031)
Stock redeemed and retired	(24,227)						(24,227)
Stock options exercised, net of shares tendered and retired	1,871						1,871

Balance, March 31, 2003	$1,012,532	$34,681	$27,234	$(23,357)	$38,558	$1,361,414	$2,412,504

	Three Months Ended March 31, 2002

		Accumulated Other Comprehensive Income (Loss)

(In thousands)	Common Stock	Net Unrealized Gains (Losses) on Investments and Retained Interests	Net Unrealized Gains (Losses) on Derivative Instruments	Minimum Pension Liability	Subtotal	Retained Earnings	Total Shareholders’ Equity

Balance, January 1, 2002	$1,111,214	$31,774	$28,177		$59,951	$1,109,704	$2,280,869
Comprehensive income:
Net income for the period						47,262	47,262
Other comprehensive income, net of tax:
Net realized and unrealized holding gains during the period, net of income tax expense of $640		1,033			1,033
Reclassification for net realized gains recorded in operations, net of income tax expense of $16		(27)			(27)
Net unrealized losses on derivative instruments, net of reclassification to operations of $13,285 and income tax benefit of $5,734			(9,257)		(9,257)

Other comprehensive income (loss)		1,006	(9,257)		(8,251)		(8,251)

Total comprehensive income							39,011
Cash dividends--common, $.20 per share						(18,401)	(18,401)
Stock redeemed and retired	(25,302)						(25,302)
Stock options exercised, net of shares tendered and retired	6,823						6,823

Balance, March 31, 2002	$1,092,735	$32,780	$18,920		$51,700	$1,138,565	$2,283,000

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

(In thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,704	$47,262
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	32,369
Provision for loan losses	17,550	18,090
Depreciation of premises and equipment	14,105	15,133
Amortization	6,990	4,609
Accretion of unearned income and fees, net of related costs	(2,041)	651
Loss to minority interest	(2,737)	(150)
Equity securities losses (gains), net	5,904	(621)
Fixed income securities gains, net	(135)	(43)
Proceeds from sales of trading account securities	74,535,530	64,820,193
Increase in trading account securities	(74,539,925)	(65,001,605)
Proceeds from sales of loans held for sale	159,994	116,990
Increase in loans held for sale	(97,596)	(25,789)
Net losses (gains) on sales of loans, leases and other assets	(10,821)	696
Change in accrued income taxes	14,772	36,917
Change in accrued interest receivable	2,146	26,062
Change in other assets	64,931	(16,133)
Change in other liabilities	(67,343)	(79,743)
Change in accrued interest payable	2,369	12,501
Other, net	4,016	1,867

Net cash provided by operating activities	195,413	9,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in money market investments	(606,218)	(48,511)
Proceeds from maturities of investment securities held to maturity	—	948
Proceeds from sales of investment securities available for sale	2,241,245	5,124,533
Proceeds from maturities of investment securities available for sale	290,674	203,233
Purchases of investment securities available for sale	(2,549,627)	(5,176,740)
Proceeds from sales of loans and leases	107,996	177,860
Net increase in loans and leases	(272,418)	(845,825)
Payments on leveraged leases	(5,438)	(5,585)
Principal collections on leveraged leases	5,438	5,585
Proceeds from sales of premises and equipment	1,129	814
Purchases of premises and equipment	(23,557)	(18,672)
Proceeds from sales of other assets	19,119	4,167
Net cash paid for net liabilities on branches sold	—	(19,674)

Net cash used in investing activities	(791,657)	(597,867)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,

(In thousands)	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$650,553	$241,491
Net change in short-term funds borrowed	(54,167)	312,494
Proceeds from FHLB advances over one year	—	1,500
Payments on FHLB advances over one year	(740)	(739)
Proceeds from issuance of long-term debt	49,902	—
Payments on long-term debt	(6,981)	(169)
Proceeds from issuance of common stock	1,549	5,739
Payments to redeem common stock	(24,227)	(25,302)
Dividends paid	(19,031)	(18,401)

Net cash provided by financing activities	596,858	516,613

Net increase (decrease) in cash and due from banks	614	(71,998)
Cash and due from banks at beginning of period	1,087,296	978,609

Cash and due from banks at end of period	$1,087,910	$906,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$82,733	$81,636
Income taxes	26,071	1,785
Loans transferred to other real estate owned	6,285	7,693

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2003

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

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.          STOCK-BASED COMPENSATION

In December 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement provides guidance to transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion 25 (“APB 25”), Accounting for Stock Issued to Employees, to the fair value method of accounting, if a company so elects, under SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 also contains new requirements for disclosing the impact of applying the fair value method of SFAS 123.

The Company continues to account for its stock-based compensation plans based on the intrinsic value method under APB 25. Accordingly, no compensation expense has been recorded, as the exercise price of the stock was equal to its quoted market price on the date of grant.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following disclosure required by SFAS 148 illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$87,704	$47,262
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,383)	(4,403)

Pro forma net income	$82,321	$42,859

Earnings per share:
Basic - as reported	$0.97	$0.52
Basic - pro forma	0.91	0.47

Diluted - as reported	0.97	0.51
Diluted - pro forma	0.91	0.46

3.          GUARANTEES

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002 and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have any significant effect on the financial position or operations of the Company.

Financial and performance standby letters of credit are guarantees issued by the Company that come under the provisions of FIN 45. Total amounts of these guarantees are as follows (in thousands):

	March 31,

	2003	2002

Standby letters of credit:
Performance	$90,414	$80,613
Financial	287,017	203,196

	$377,431	$283,809

ZIONS BANCORPORATION AND SUBSIDIARIES

These letters of credit are conditional commitments issued by the Company generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Terms of the guarantees can be as short as 30 days or as long as generally 5 years. The credit risk involved in issuing these guarantees is essentially the same as that involved in extending loan facilities to customers. The Company generally holds marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary. At March 31, 2003, the carrying value recorded by the Company as a liability for these guarantees was $2.5 million.

At March 31, 2003, the Company has guaranteed approximately $706 million of debt issued by various subsidiaries.

Zions First National Bank provides a liquidity facility for a fee to a qualified special purpose entity securities conduit (“conduit”). At March 31, 2003, the size of this liquidity facility was $5.1 billion. The conduit purchases U.S. Government and AAA rated securities. These assets are funded through the issuance of commercial paper. Pursuant to the liquidity contract, ZFNB is required to purchase securities from the conduit to provide funds for the conduit to repay maturing commercial paper upon the conduit’s inability to access the commercial paper market or upon a commercial paper market disruption as specified in governing documents to the conduit. At March 31, 2003, no amounts were outstanding under this liquidity facility and the market value of the conduit’s securities portfolio was approximately $3.9 billion.

4.          ACCOUNTING FOR VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides guidance on identifying a variable interest entity (“VIE”) and determining when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in a company’s consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN 46 are required immediately for companies with an interest in a VIE created after January 31, 2003. A public company with an interest in a VIE created before February 1, 2003 must apply the provisions of FIN 46 as of the beginning of the first interim or annual reporting period beginning after June 15, 2003.

Zions First National Bank holds variable interests in securitization structures as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. All such structures are qualified special purpose entities, which are exempt from the consolidation requirements of FIN 46. The Company is currently assessing the impact that FIN 46 may have on one VIE. The impact, if any, is not expected to be significant.

ZIONS BANCORPORATION AND SUBSIDIARIES

5.          OPERATING SEGMENT INFORMATION

The Company manages its operations and prepares management reports with a primary focus on geographical area. All segments presented, except for the segment defined as “Other,” are based on commercial banking operations. Zions First National Bank operates 124 branches in Utah and 22 in Idaho. California Bank & Trust operates 90 branches in Northern and Southern California. Nevada State Bank operates 63 branches in Nevada. National Bank of Arizona operates 52 branches in Arizona. Vectra Bank Colorado operates 54 branches in Colorado and one branch in New Mexico. The Commerce Bank of Washington operates one branch in the state of Washington. The operating segment identified as “Other” includes the parent company, certain e-commerce subsidiaries, other smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated usage of those services. The Company initiated a program in 2002 to allocate income between certain of its banking subsidiaries to better match revenues from hedging strategies to the operating units which gave rise to the exposures being hedged. Allocated income (expense) from this program included in net interest income of the banking subsidiaries for the three months ended March 31, 2003 and 2002, respectively, is as follows: Zions First National Bank – $(7.4) million and $(11.3) million, Nevada State Bank – $0.8 million and $3.4 million, National Bank of Arizona – $1.9 million and $1.8 million, Vectra Bank Colorado – $3.5 million and $5.2 million, and The Commerce Bank of Washington – $1.2 million and $0.9 million. The Company changed the method by which it allocates this hedge program income (expense) effective January 1, 2003; therefore, the amounts allocated to each segment in the quarters ended March 31, 2003 and March 31, 2002 are not directly comparable. Further, the amount of allocated hedge income is expected to decrease in subsequent quarters as the underlying hedges mature and new hedges are being recorded directly at the banking subsidiaries.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended March 31, 2003 and 2002:

	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona

(In millions)	2003	2002	2003	2002	2003	2002	2003	2002

CONDENSED INCOME STATEMENT
Net interest income	$84.1	$75.9	$94.8	$92.6	$29.6	$31.9	$30.2	$27.2
Provision for loan losses	12.0	11.3	2.2	4.0	2.0	1.0	—	0.6

Net interest income after provision for loan losses	72.1	64.6	92.6	88.6	27.6	30.9	30.2	26.6
Noninterest income	56.7	50.2	18.2	20.9	7.1	6.8	5.5	4.8
Noninterest expense	75.0	72.6	57.9	59.4	21.2	20.1	19.8	16.0

Income from continuing operations before income taxes and minority interest	53.8	42.2	52.9	50.1	13.5	17.6	15.9	15.4
Income tax expense (benefit)	17.1	14.1	21.2	20.5	4.6	6.0	6.4	6.1
Minority interest	(0.1)	—	—	—	—	—	—	—

Income from continuing operations	36.8	28.1	31.7	29.6	8.9	11.6	9.5	9.3
Income (loss) on discontinued operations	—	—	—	—	—	—	—	—

Income before cumulative effect adjustment	36.8	28.1	31.7	29.6	8.9	11.6	9.5	9.3
Cumulative effect adjustment	—	—	—	—	—	—	—	—

Net income (loss)	$36.8	$28.1	$31.7	$29.6	$8.9	$11.6	$9.5	$9.3

AVERAGE BALANCE SHEET DATA
Assets	$11,453	$10,010	$8,716	$8,346	$2,726	$2,489	$2,783	$2,600
Net loans and leases	6,706	6,263	6,117	5,717	1,850	1,556	1,973	1,804
Deposits	7,087	5,289	6,936	6,734	2,388	2,140	2,346	2,180
Shareholder’s equity	679	646	998	1,007	172	162	232	215

	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company

(In millions)	2003	2002	2003	2002	2003	2002	2003	2002

CONDENSED INCOME STATEMENT
Net interest income	$24.0	$27.2	$5.7	$5.5	$(2.2)	$(4.1)	$266.2	$256.2
Provision for loan losses	1.4	0.9	—	0.3	—	—	17.6	18.1

Net interest income after provision for loan losses	22.6	26.3	5.7	5.2	(2.2)	(4.1)	248.6	238.1
Noninterest income	9.3	7.4	0.4	0.4	(0.9)	3.3	96.3	93.8
Noninterest expense	25.3	25.2	3.0	2.5	11.7	9.4	213.9	205.2

Income from continuing operations before income taxes and minority interest	6.6	8.5	3.1	3.1	(14.8)	(10.2)	131.0	126.7
Income tax expense (benefit)	2.3	2.9	1.1	1.1	(6.4)	(6.7)	46.3	44.0
Minority interest	—	—	—	—	(2.6)	(0.1)	(2.7)	(0.1)

Income from continuing operations	4.3	5.6	2.0	2.0	(5.8)	(3.4)	87.4	82.8
Income (loss) on discontinued operations	—	—	—	—	0.3	(3.1)	0.3	(3.1)

Income before cumulative effect adjustment	4.3	5.6	2.0	2.0	(5.5)	(6.5)	87.7	79.7
Cumulative effect adjustment	—	—	—	—	—	(32.4)	—	(32.4)

Net income (loss)	$4.3	$5.6	$2.0	$2.0	$(5.5)	$(38.9)	$87.7	$47.3

AVERAGE BALANCE SHEET DATA
Assets	$2,753	$2,588	$626	$523	$(1,743)	$(877)	$27,314	$25,679
Net loans and leases	1,868	1,822	312	288	139	89	18,965	17,539
Deposits	1,903	1,718	434	370	(1,175)	(756)	19,919	17,675
Shareholder’s equity	441	439	46	39	(166)	(237)	2,402	2,271

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS
(Unaudited)

	Three Months Ended March 31,

(In thousands, except per share and ratio data)	2003	2002	%Change

EARNINGS
Taxable-equivalent net interest income	$271,980	$261,305	4.09%
Net interest income	266,208	256,210	3.90%
Noninterest income	96,339	93,826	2.68%
Provision for loan losses	17,550	18,090	(2.99)%
Noninterest expense	213,964	205,254	4.24%
Income before income taxes and minority interest	131,033	126,692	3.43%
Income taxes	46,394	44,025	5.38%
Minority interest	(2,737)	(150)	1,724.67%
Income from continuing operations	87,376	82,817	5.50%
Income (loss) on discontinued operations	328	(3,186)	110.30%
Cumulative effect of change in accounting principle	—	(32,369)	100.00%
Net income	87,704	47,262	85.57%

PER COMMON SHARE
Net income (diluted)	0.97	0.51	90.20%
Income from continuing operations (diluted)	0.96	0.89	7.87%
Income (loss) on discontinued operations (diluted)	0.01	(0.03)	133.33%
Dividends	0.21	0.20	5.00%
Book value	26.74	24.82	7.74%

SELECTED RATIOS
Return on average assets	1.30%	0.75%
Return on average common equity	14.81%	8.44%
Efficiency ratio	58.11%	59.48%
Net interest margin	4.54%	4.70%

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

	Three Months Ended March 31,

(In thousands, except share and ratio data)	2003	2002	% Change

AVERAGE BALANCES
Total assets	$27,313,646	$25,679,029	6.37%
Securities	3,911,833	4,079,827	(4.12)%
Net loans and leases	18,964,880	17,538,937	8.13%
Goodwill	730,101	735,194	(0.69)%
Core deposit and other intangibles	81,731	107,202	(23.76)%
Total deposits	19,918,741	17,675,111	12.69%
Minority interest	22,981	18,546	23.91%
Shareholders’ equity	2,402,132	2,270,697	5.79%

Weighted average common and common-equivalent shares outstanding	90,647,613	92,813,828	(2.33)%

AT PERIOD END
Total assets	$27,208,734	$24,804,578	9.69%
Securities	3,664,417	3,503,789	4.58%
Net loans and leases	19,130,918	17,854,168	7.15%
Sold loans being serviced	2,401,930	2,526,076	(4.91)%
Allowance for loan losses	280,533	264,107	6.22%
Goodwill	730,069	734,334	(0.58)%
Core deposit and other intangibles	79,368	104,576	(24.10)%
Total deposits	20,801,005	18,000,342	15.56%
Minority interest	23,285	20,769	12.11%
Shareholders’ equity	2,412,504	2,283,000	5.67%

Common shares outstanding	90,215,449	91,986,436	(1.93)%

Average equity to average assets	8.79%	8.84%
Common dividend payout	21.70%	38.93%
Nonperforming assets	107,381	131,154	(18.13)%
Loans past due 90 days or more	49,806	37,371	33.27%
Nonperforming assets to net loans and leases, other real estate owned and other nonperforming assets at period end	0.56%	0.73%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation and subsidiaries (“the Company”) achieved net income of $87.7 million, or $0.97 per diluted share for the first quarter of 2003, an increase of 85.6% and 90.2%, respectively, over the $47.3 million, or $0.51 per diluted share, in the first quarter of 2002. Net income for the first quarter of 2002 included an impairment charge of $32.4 million, or $0.35 per diluted share, recognized as a cumulative effect adjustment, from the required adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142. This impairment charge resulted from an adjustment to the carrying value of the Company’s investments in certain e-commerce subsidiaries. Also included in net income for the first quarter of 2002 was a loss from discontinued operations of $3.2 million, or $0.03 per diluted share. For the same comparative periods, income from continuing operations was $87.4 million, or $0.96 per diluted share, an increase of 5.5% and 7.9%, respectively, over $82.8 million or $0.89 per diluted share.

The improved earnings for the first quarter of 2003 compared to the first quarter of 2002 reflect the results of several actions commenced by Company management during 2002. As discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company exited and restructured several e-commerce activities during 2002 in light of disappointing results and the difficult e-commerce market environment. The first quarter of 2002 included after-tax losses of approximately $5.6 million, or $0.06 per diluted share, from these e-commerce activities, excluding the impairment charges previously discussed, compared to after-tax losses of approximately $0.4 million for the first quarter of 2003. The Company also increased efforts during 2002 to control expenses and announced its intent to reduce by $50 million the annual run-rate of expenses by mid-2003. Actions taken by management to control expenses include the e-commerce restructuring activities, branch closures, operations consolidation and efforts to improve procurement processes.

The annualized return on average assets was 1.30% in the first quarter of 2003 compared to 0.75% in the first quarter of 2002. For the same comparative periods, the annualized return on average common equity was 14.81% compared to 8.44%. These comparisons reflect the 2002 cumulative effect adjustment and discontinued operations previously discussed. In addition, the efficiency ratio, defined as the percentage of noninterest expenses to the sum of taxable-equivalent net interest income and noninterest income, improved to 58.11% compared to 59.48%.

NET INTEREST INCOME AND INTEREST RATE SPREADS

Net interest income for the first quarter of 2003, adjusted to a fully taxable-equivalent basis, increased 4.1% to $272.0 million compared to $261.3 million for the first quarter of 2002. Net interest margin decreased to 4.54% for the first quarter of 2003, compared to 4.70% for the first quarter of 2002. However, it increased from 4.41% for the fourth quarter of 2002 due to increased interest rate swap income, reductions in deposit rates, a reduction in the average balances of low yielding money market investments, and the effect of the auto loan and credit card securitizations repurchased in December 2002.

The yield on average earning assets decreased 73 basis points during the first quarter of 2003 compared to the first quarter of 2002. The average rate paid this quarter on interest-bearing funds decreased 64 basis points from the first quarter of 2002. The spread on average interest-bearing funds for the first quarter of 2003 was 4.21%, down from 4.30% for the first quarter of 2002, and up from 4.01% for the fourth quarter of 2002.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
(In thousands)	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate
ASSETS
Money market investments	$1,402,979	$3,937	1.14%	$930,734	$3,686	1.61%
Securities:
Held to maturity	—	—		79,143	798	4.09%
Available for sale	3,259,889	39,440	4.91%	3,349,833	44,385	5.37%
Trading account	651,944	5,561	3.46%	650,851	5,434	3.39%

Total securities	3,911,833	45,001	4.67%	4,079,827	50,617	5.03%

Loans:
Loans held for sale	250,388	2,505	4.06%	214,328	2,736	5.18%
Net loans and leases (2)	18,714,492	303,728	6.58%	17,324,609	313,048	7.33%

Total loans and leases	18,964,880	306,233	6.55%	17,538,937	315,784	7.30%

Total interest-earning assets	24,279,692	355,171	5.93%	22,549,498	370,087	6.66%

Cash and due from banks	910,849			976,923
Allowance for loan losses	(281,264)			(264,053)
Goodwill	730,101			735,194
Core deposit and other intangibles	81,731			107,202
Other assets	1,592,537			1,574,265

Total assets	$27,313,646			$25,679,029

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$2,768,128	5,015	0.73%	$2,351,800	6,074	1.05%
Money market super NOW	9,044,349	27,614	1.24%	7,348,527	32,381	1.79%
Time under $100,000	1,741,121	11,225	2.61%	2,024,253	18,484	3.70%
Time $100,000 and over	1,321,938	9,265	2.84%	1,592,229	14,518	3.70%
Foreign	189,535	498	1.07%	101,258	388	1.55%

Total interest-bearing deposits	15,065,071	53,617	1.44%	13,418,067	71,845	2.17%

Borrowed funds:
Securities sold, not yet purchased	481,990	4,654	3.92%	392,271	3,702	3.83%
Federal funds purchased and security repurchase agreements	2,422,087	6,447	1.08%	3,127,698	12,893	1.67%
Commercial paper	293,259	1,120	1.55%	357,147	1,886	2.14%
FHLB advances and other borrowings:
One year or less	7,178	34	1.92%	394,901	1,809	1.86%
Over one year	240,245	3,151	5.32%	227,508	2,832	5.05%
Long-term debt	1,099,333	14,168	5.23%	793,828	13,815	7.06%

Total borrowed funds	4,544,092	29,574	2.64%	5,293,353	36,937	2.83%

Total interest-bearing liabilities	19,609,163	83,191	1.72%	18,711,420	108,782	2.36%

Noninterest-bearing deposits	4,853,670			4,257,044
Other liabilities	425,700			421,322

Total liabilities	24,888,533			23,389,786
Minority interest	22,981			18,546
Total shareholders’ equity	2,402,132			2,270,697

Total liabilities and shareholders’ equity	$27,313,646			$25,679,029

Spread on average interest-bearing funds			4.21%			4.30%
Taxable-equivalent net interest income and net yield on interest-earning assets		$271,980	4.54%		$261,305	4.70%

(1) Taxable-equivalent rates used where applicable.
(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses was $17.6 million for the first quarter of 2003, compared to $15.8 million for the fourth quarter of 2002, and $18.1 million for the first quarter of 2002. Annualized, the provision is 0.38% of average loans for the first quarter of 2003, 0.34% for the fourth quarter of 2002, and 0.42% for the first quarter of 2002. The increased provision for the first quarter of 2003 compared to the fourth quarter of 2002 reflects management’s evaluation of its various portfolios, higher net loan losses, statistical trends and other economic factors, and its desire to maintain a strong coverage of nonperforming assets in a continued uncertain economic environment in the markets in which the Company operates. Further discussion is included in the Risk Elements and Allowance for Loan Losses sections following.

NONINTEREST INCOME

Noninterest income for the first quarter of 2003 of $96.3 million increased 2.7% from $93.8 million for the first quarter of 2002. Comparing the significant segments of the change, service charges on deposit accounts increased 10.5%, loan sales and servicing income increased 166.6%, other service charges, commissions and fees increased 4.8%, income from securities conduit increased 65.9%, dividends and other investment income decreased 26.9%, market making, trading and nonhedge derivative income decreased 36.0%, equity securities gains (losses) decreased 1,050.7%, and other noninterest income decreased 36.9%.

The increase in service charges on deposit accounts resulted mainly from increased internal core deposit growth. During the first quarter of 2002, the Company restructured certain derivatives related to loans. The restructuring resulted in a $13.6 million decrease in loan sales and servicing income and a corresponding increase in nonhedge derivative income. Without this transaction, loan sales and servicing income would have been approximately $20.5 million in the first quarter of 2002, compared to $18.5 million in the first quarter of 2003. In December 2002, the Company repurchased revolving auto loan and credit card securitizations resulting in a reclassification of income from loan sales and servicing income to interest income. Market making, trading and nonhedge derivative income was $9.9 million in the first quarter of 2003 compared to $1.8 million in the first quarter of 2002, excluding the $13.6 million adjustment. Trading income for 2003 was $6.2 million compared to $4.0 million for 2002 and nonhedge derivative income was $3.7 million compared to a loss of $2.2 million for 2002, excluding the $13.6 million adjustment. The increase in trading income reflects increased revenues from the Company’s electronic corporate bond trading business. Nonhedge derivative income for 2003 included fair value increases of $2.1 million compared to a decrease in the fair value of nonhedge derivatives of $6.7 million in 2002.

The increase in income from securities conduit resulted from the increased amount of securities in the conduit’s portfolio, which resulted in increased fees from providing liquidity, an interest rate agreement, and administrative services for the conduit. Dividends and other investment income consist of income from the Company’s bank-owned life insurance and dividends and equity in earnings from investments in unconsolidated companies. The decrease in dividends and other investment income results mainly from a $1.4 million decrease in dividend income from Federal Home Loan Bank (“FHLB”) investments resulting from decreased investments in FHLB stock and a $1.4 million decrease in equity in earning of unconsolidated companies. The decrease in equity securities gains (losses) results from $6.7 million of losses from investments made by venture capital funds (partially offset by $0.8 million of gains realized on the sale of marketable equity securities) compared to venture capital gains of $0.6 million in 2002. Net of minority interest and income taxes, the results of the venture capital funds reduced net income by approximately $3.0 million or $.03 per share in the first quarter of 2003.

The decrease in other income is explained principally by a pretax gain in 2002 from the sales of three

ZIONS BANCORPORATION AND SUBSIDIARIES

California branches for approximately $3.2 million, net of nondeductible goodwill write downs allocated to the branches sold. The after-tax gain from the sales was approximately $1.4 million.

NONINTEREST EXPENSE

Noninterest expense for the first quarter of 2003 of $214.0 million increased $8.7 million or 4.2% over $205.3 million for the first quarter of 2002. Comparing significant components of this change, salaries and employee benefits increased $9.7 million or 8.5%, legal and professional fees decreased 12.1%, postage and supplies decreased 7.0%, advertising decreased 29.7%, amortization of core deposit and other intangibles increased 6.5%, and the total of all other noninterest expenses increased 2.4%.

The increase in salaries and employee benefits includes an increase in the first quarter of 2003 of $3.6 million in employee health insurance costs and an increase of $3.0 million in retirement plan expenses. The decrease in legal and professional fees, postage and supplies, advertising, and the modest increase in other expense categories reflect the Company’s cost containment measures previously discussed.

At March 31, 2003, the Company had 7,914 full-time equivalent employees, 407 branches, and 579 ATMs, compared to 8,255 full-time equivalent employees, 408 branches, and 587 ATMs at March 31, 2002.

INCOME TAXES

The Company’s income taxes on continuing operations increased 5.4% to $46.4 million for the first quarter of 2003 compared to $44.0 million for the first quarter of 2002. The Company’s effective income tax rate was 35.4% for the first quarter of 2003 compared to 34.7% for the first quarter of 2002.

DISCONTINUED OPERATIONS

During the third quarter of 2002, the Company decided to discontinue the operations of certain e-commerce subsidiaries. The Company determined that its plan to offer all or part of these subsidiaries for sale met the held for sale and discontinued operations criteria of SFAS 144. The results of operations for the first quarter of 2002 were reclassified to reflect the discontinued operations of these subsidiaries.

The improvement in income (loss) on discontinued operations for the first quarter of 2003 compared to 2002 results mainly from the sale of one of the subsidiaries in December 2002 and significantly curtailed operations of the remaining subsidiary.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 7.7% to $24,280 million for the three months ended March 31, 2003 compared to $22,549 million for the three months ended March 31, 2002. Earning assets comprised 88.9% of total average assets for the first three months of 2003, compared with 87.8% for the first three months of 2002.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, increased 50.7% to $1,403 million for the first three months of 2003 compared to $931 million for the first three months of 2002. This increase resulted from a significant acceleration in the rate of deposit growth, particularly in the second half of 2002, relative to loan growth.

ZIONS BANCORPORATION AND SUBSIDIARIES

Average securities decreased 4.1% to $3,912 million for the first three months of 2003 compared to $4,080 million for the first three months of 2002. Average investment portfolio securities decreased 4.9% and average trading securities increased 0.2%.

Average net loans and leases increased 8.1% to $18,965 million for the first three months of 2003 compared to $17,539 million for the first three months of 2002, representing 78.1% of earning assets in the first three months of 2003 compared to 77.8% in the first three months of 2002. Average net loans and leases were 95.2% of average total deposits for the first three months of 2003 compared to 99.2% for the first three months of 2002.

INVESTMENT SECURITIES

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

	March 31, 2003		December 31, 2002		March 31, 2002

(In millions)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

HELD TO MATURITY
Mortgage-backed securities	$—	$—	$—	$—	$79	$80

AVAILABLE FOR SALE
U.S. Treasury securities	36	38	44	47	56	57
U.S. government agencies and corporations:
Small Business Administration loan-backed securities	757	760	752	756	706	707
Other agency securities	341	342	299	302	709	713
States and political subdivisions	666	670	640	645	530	537
Mortgage/asset-backed and other debt securities	1,306	1,326	1,187	1,208	851	856

	3,106	3,136	2,922	2,958	2,852	2,870

Equity securities:
Mutual funds	168	172	317	321	234	238
Stock	15	20	15	25	16	33

	183	192	332	346	250	271

	3,289	3,328	3,254	3,304	3,102	3,141

Total	$3,289	$3,328	$3,254	$3,304	$3,181	$3,221

LOANS

The Company has structured its organization to separate the lending function from the credit administration function to strengthen the control and independent evaluation of credit activities. Loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has well-defined standards for grading its loan portfolio, and management utilizes the comprehensive loan grading system to determine risk potential in the portfolio. Another aspect of the Company’s credit risk management strategy is the diversification of the loan portfolio. The Company has a diversified loan portfolio with some emphasis in real estate (as set forth in the following table), but has no significant exposure to highly leveraged transactions. The commercial real estate loan portfolio is also well diversified by property type and collateral location.

ZIONS BANCORPORATION AND SUBSIDIARIES

The table below sets forth the amount of loans outstanding by type:

(In millions)	March 31, 2003	December 31, 2002	March 31, 2002

Loans held for sale	$227	$289	$207
Commercial lending:
Commercial and industrial	4,052	4,124	3,893
Leasing	372	384	408
Owner occupied	3,182	3,018	2,520

Total commercial lending	7,606	7,526	6,821
Commercial real estate:
Construction	2,991	2,947	2,939
Term	3,293	3,175	3,227

Total commercial real estate	6,284	6,122	6,166
Consumer:
Home equity credit line	703	651	454
1-4 family residential	3,191	3,209	3,374
Bankcard and other revolving plans (1)	182	205	116
Other (2)	934	1,000	726

Total consumer	5,010	5,065	4,670
Foreign loans	20	5	24
Other receivables	75	126	69

Total loans	$19,222	$19,133	$17,957

(1)	The increase in Bankcard and other revolving plans from 03/31/02 to 12/31/02 includes $68.5 million in credit card receivables repurchased from securitizations in December 2002.
(2)	The increase in Other consumer loans from 03/31/02 to 12/31/02 includes $361.7 million in auto loans repurchased from securitizations in December 2002.

Loan growth for the quarter was modest reflecting the soft economy and the Company’s caution regarding aggressive loan growth in the current economic environment. On-balance-sheet net loans and leases at March 31, 2003 were $19,131 million, an increase of 7.2% from March 31, 2002 and an annualized increase of 1.9% from December 31, 2002. On balance sheet and sold loans being serviced were $21,533 million at March 31, 2003, an increase of 5.7% from March 31, 2002 and an annualized increase of 0.3% from balances reported at December 31, 2002.

On March 31, 2003, long-term conforming first mortgage real estate loans serviced for others totaled $375 million, and consumer and other loan securitizations, which include loans sold under revolving securitization structures, totaled $2,402 million. During the first three months of 2003, the Company sold $160 million of loans classified in held for sale, and securitized and sold home equity credit line and other loans totaling $98 million. During the first three months of 2003, total loans sold were $258 million compared to total loans sold of $296 million during the first three months of 2002.

As of March 31, 2003, the following table shows that the Company had residual interests of $242 million recorded on its balance sheet related to the $2,402 million of loans sold to securitized trusts. The Company does not control or have any equity interest in the trusts. However, as is common with securitized transactions, the Company has retained subordinated interests of $144 million representing the Company’s junior position to other investors in the securities. The capitalized residual cash flows (sometimes called

ZIONS BANCORPORATION AND SUBSIDIARIES

“excess servicing”) of $98 million principally represent the present value of estimated excess cash flows over the life of the sold loans. These excess cash flows are subject to prepayment and credit risk.

	Sold loans being serviced		Residual interests on balance sheet at March 31, 2003

(In millions)	Sales for three months ended March 31, 2003	Outstanding balance at March 31, 2003	Subordinated retained interests	Capitalized residual cash flows	Total

Home equity credit lines	$78	$447	$11	$9	$20
Nonconforming residential real estate loans	—	55	3	1	4
Small business loans	—	1,304	130	82	212
SBA 7(a) loans	—	187	—	1	1
Farmer Mac	20	409	—	5	5

Total	$98	$2,402	$144	$98	$242

RISK ELEMENTS

The following table sets forth the Company’s nonperforming assets:

(In millions)	March 31, 2003	December 31, 2002	March 31, 2002

Nonaccrual loans	$87	$82	$116
Restructured loans	2	2	1
Other real estate owned and other nonperforming assets	18	32	14

Total	$107	$116	$131

% of net loans and leases*, other real estate owned and other nonperforming assets	0.56%	0.61%	0.73%

Accruing loans past due 90 days or more	$50	$37	$37

% of net loans and leases*	0.26%	0.20%	0.21%

*Includes loans held for sale

For the first quarter of 2003, the Company experienced improving credit quality performance in a weak economic environment in certain of the Company’s markets. Other real estate owned and other nonperforming assets decreased from December 31, 2002 due primarily to the sale of an office building in Seattle and a retail location in Arizona. The increase in accruing loans past due 90 days or more was due primarily to two credits; subsequent to March 31, 2003, one credit has been repaid and the other has been placed on nonaccrual status.

The Company’s total recorded investment in impaired loans included in nonaccrual loans and leases amounted to $46 million on March 31, 2003 compared to $44 million on December 31, 2002 and $69 million on March 31, 2002. Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are recognized by creating or adjusting an existing allocation of the allowance for loan losses. Included in the allowance for

ZIONS BANCORPORATION AND SUBSIDIARIES

loan losses on March 31, 2003, December 31, 2002, and March 31, 2002, is a required allowance of $4 million, $7 million and $9 million, respectively, on $14 million, $20 million and $28 million, respectively, of the recorded investment in impaired loans.

ALLOWANCE FOR LOAN LOSSES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(In millions)	Three Months Ended March 31, 2003	Twelve Months Ended December 31, 2002	Three Months Ended March 31, 2002

Loans* and leases outstanding (net of unearned income) at end of period	$19,131	$19,040	$17,854

Average loans* and leases outstanding (net of unearned income)	$18,965	$18,114	$17,539

Allowance for loan losses:
Balance at beginning of year	$280	$260	$260
Allowance of companies acquired	—	1	—
Allowance associated with repurchased revolving securitized loans	—	10	—
Provision charged against earnings	18	72	18
Loans and leases charged-off:
Commercial lending	(12)	(54)	(13)
Commercial real estate	—	(10)	(2)
Consumer	(8)	(20)	(4)

Total	(20)	(84)	(19)

Recoveries:
Commercial lending	2	14	4
Commercial real estate	—	3	—
Consumer	1	4	1

Total	3	21	5

Net loan and lease charge-offs	(17)	(63)	(14)

Balance at end of period	$281	$280	$264

Ratio of annualized net charge-offs to average loans and leases	0.35%	0.35%	0.33%
Ratio of allowance for loan losses to net loans and leases at end of period	1.47%	1.47%	1.48%
Ratio of allowance for loan losses to nonperforming loans	314.7%	332.4%	224.5%
Ratio of allowance for loans losses to nonaccrual loans and accruing loans past due 90 days or more	205.0%	234.1%	171.9%

*Includes loans held for sale

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the above table for the periods presented. The same respective amounts for the fourth quarter of 2002 were $12 million and 0.27%. Included in charge-offs for the first quarter of 2003 were approximately $2.4 million related to the auto loan and credit card securitizations repurchased in December 2002.

ZIONS BANCORPORATION AND SUBSIDIARIES

At March 31, 2003, the allowance for loan losses included an allocation of $10 million related to commitments to extend credit for which the Company could separate the credit risk from that of any related loans on the balance sheet and for standby letters of credit. Commitments to extend credit on loans and standby letters of credit on March 31, 2003, December 31, 2002, and March 31, 2002 totaled $7,922 million, $7,915 million, and $7,317 million, respectively.

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

DEPOSITS

Deposit growth for the first quarter of 2003 continued to be very strong. Management continues to believe that part of the growth reflects an increase in market share; however, part of this growth may be a result of investors reducing their exposure to volatile market investments. Deposits increased 15.6% over balances reported one year ago to $20,801 million, and increased 13.3% annualized from balances reported at December 31, 2002. Core deposits, which exclude time deposits $100,000 and over, increased 18.4% from March 31, 2002 and at an annualized rate of 16.2% for the quarter. Subsequent to March 31, 2003, one large governmental deposit of approximately $350 million matured and was withdrawn, as expected, partially reversing some recent deposit growth.

Average total deposits of $19,919 million for the first three months of 2003 increased 12.7% compared to $17,675 million for the first three months of 2002, with average demand deposits increasing 14.0%. Average savings and NOW deposits increased 17.7% and average money market and super NOW deposits increased 23.1% during the first three months of 2003 compared to the same period in 2002. Average time deposits under $100,000 decreased 14.0% and time deposits $100,000 and over decreased 17.0% for the first three months of 2003 compared to the same period in 2002. Average foreign deposits increased 87.2% for these same periods.

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

As another source of liquidity, the Company’s core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 92.8% of total deposits on March 31, 2003, as compared to 92.1% on December 31, 2002 and 90.8% on March 31, 2002.

ZIONS BANCORPORATION AND SUBSIDIARIES

Maturing balances in loan portfolios provide flexibility in managing cash flows. Maturity management of those funds is an important source of medium to long-term liquidity. The Company’s ability to raise funds in the capital markets through the securitization process and by debt issuance provides the Company additional flexibility in meeting funding needs.

The parent company’s cash requirements consist primarily of debt service, operating expenses, income taxes, dividends to shareholders, and share repurchases. The parent’s cash needs are routinely met through dividends from subsidiaries, investment income, proportionate shares of current income taxes, management and other fees, unaffiliated bank lines, and debt issuance.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company filed a prospectus supplement with the Securities and Exchange Commission during the third quarter of 2002 for the issuance of up to $340 million of Senior Medium-Term Notes, Series A and Subordinated Medium-Term Notes, Series B. As of March 31, 2003, the Company had issued $96 million of Senior Medium-Term Notes, compared to $46 million outstanding at December 31, 2002.

At March 31, 2003, $203.4 million of dividend capacity was available from subsidiaries to pay to the parent without having to obtain regulatory approval. During the three months ended March 31, 2003, dividends from subsidiaries were $55.5 million. The parent also has a program to issue short-term commercial paper. At March 31, 2003, outstanding commercial paper was $276.6 million. Also at March 31, 2003, the parent had a revolving credit facility with a bank totaling $40 million and a margin borrowing facility totaling $11 million. No amounts were outstanding on either of these facilities at March 31, 2003.

Zions First National Bank provides a liquidity facility for a fee to a qualified special purpose entity securities conduit (“conduit”). At March 31, 2003, the size of this liquidity facility was $5.1 billion. The conduit purchases U.S. Government and AAA rated securities. These assets are funded through the issuance of commercial paper. Pursuant to the liquidity contract, ZFNB is required to purchase securities from the conduit to provide funds for the conduit to repay maturing commercial paper upon the conduit’s inability to access the commercial paper market or upon a commercial paper market disruption as specified in governing documents to the conduit. At March 31, 2003, no amounts were outstanding under this liquidity facility and the market value of the conduit’s securities portfolio was approximately $3.9 billion.

During the first quarter of 2003, the Company repurchased 578,480 shares of common stock at a cost of $24.2 million, or an average price of $41.88 per share. On April 25, 2003, the board of directors authorized the Company to repurchase $50 million of Company common stock, which superseded all previous buyback authorizations. During the first quarter of 2002, the Company repurchased 486,488 shares of common stock at a cost of $25.3 million.

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

The Company, through the management of maturities and repricing of its assets and liabilities and the use of interest rate swap agreements, attempts to manage the effect on net interest income of changes in interest rates. The prime lending and the LIBOR (London Interbank Offer Rate) curve are the primary indices used for pricing the Company’s loans, and the 91-day Treasury bill rate is the index used for pricing many of the Company’s deposits. The Company does not hedge the prime/LIBOR/T-bill spread risk through the use of

ZIONS BANCORPORATION AND SUBSIDIARIES

derivative instruments.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders’ equity on March 31, 2003 was $2,413 million, an increase of 1.6% over the $2,374 million on December 31, 2002, and an increase of 5.7% over the $2,283 million on March 31, 2002. The Company’s capital ratios are as follows as of the dates indicated:

	March 31, 2003	December 31, 2002	March 31, 2002

Tangible common equity ratio	6.07%	6.06%	6.03%
Average common equity to average assets (three months ended)	8.79%	8.80%	8.84%

Risk-based capital ratios:
Tier 1 leverage	7.61%	7.56%	6.56%
Tier 1 risk-based capital	9.33%	9.26%	8.31%
Total risk-based capital	12.96%	12.94%	12.22%

Dividends declared of $.21 per common share for the first quarter of 2003 were increased from $.20 per common share declared for each quarter during 2002. The common cash dividend payout of net income for the first quarter of 2003 was 21.7% compared to 28.6% for the year 2002 and 38.9% for the first quarter of 2002.

CRITICAL ACCOUNTING POLICIES

The Company has reviewed and made no significant changes in critical accounting policies and assumptions compared to the disclosures made in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the most significant market risk regularly undertaken by the Company, and is closely monitored as previously discussed. The Company believes there have been no significant changes in market risk compared to the disclosures in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

	Exhibit Number	Description

	3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993	*

	3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002	*

	3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3 of Form 10-Q for the quarter ended June 30, 1998	*

	3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001	*

ZIONS BANCORPORATION AND SUBSIDIARIES

	Exhibit Number		Description

	3.5		Restated Bylaws of Zions Bancorporation dated January 19, 2001, incorporated by reference to Exhibit 3.4 of Form S-4 filed February 5, 2001	*

	10.1		Zions Bancorporation PAYSHELTER 401(k) and Employee Stock Ownership Plan, Established and Restated Effective January 1, 2003 (filed herewith)

	10.2		Zions Bancorporation 2003 - 2005 Value Sharing Plan (filed herewith)

	10.3		Form of Zions Bancorporation 2003 - 2005 Value Sharing Plan, Subsidiary Banks (filed herewith)

	10.4		Zions Bancorporation 1998 Non-Qualified Stock Option and Incentive Plan (as amended April 25, 2003) (filed herewith)

		*	Incorporated by reference

b)	Reports on Form 8-K

Zions Bancorporation filed the following reports on Form 8-K during the quarter ended March 31, 2003:

Form 8-K filed on January 23, 2003 (Items 7 and 9) – Copy of Press Release issued January 23, 2003 announcing 2002 fourth quarter earnings.

Form 8-K filed on March 20, 2003 (Items 7 and 9) – Copies of certifications by the Chief Executive Officer, Harris H. Simmons, and Chief Financial Officer, Doyle L. Arnold, to the Securities and Exchange Commission as required by 18 U.S.C. Section 1350 and adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Dated May 14, 2003

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

Date: May 14, 2003	/s/ HARRIS H. SIMMONS

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

Date: May 14, 2003	/s/ DOYLE L. ARNOLD

Doyle L. Arnold, Executive Vice President and Chief Financial Officer