Form 10-Q
period 2003-06-30
ZIONS BANCORPORATION /UT/
filed 2003-08-14
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at August 5, 2003	89,734,812 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2003	December 31, 2002	June 30, 2002

	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,225,316	$1,087,296	$1,024,778
Money market investments:
Interest-bearing deposits	2,369	1,690	1,773
Federal funds sold	61,482	96,077	21,791
Security resell agreements	512,532	444,995	295,792
Investment securities:
Held to maturity, at cost (approximate market value $0, $0 and $108,859)	—	—	107,748
Available for sale, at market	3,843,532	3,304,341	3,194,125
Trading account, at market (includes $234,162, $110,886, and $236,344 transferred as collateral under repurchase agreements)	384,728	331,610	307,543

	4,228,260	3,635,951	3,609,416
Loans:
Loans held for sale	236,298	289,499	165,375
Loans, leases and other receivables	19,297,984	18,843,006	18,386,461

	19,534,282	19,132,505	18,551,836
Less:
Unearned income and fees, net of related costs	94,460	92,662	99,282
Allowance for loan losses	281,486	279,593	264,432

Net loans	19,158,336	18,760,250	18,188,122

Other noninterest bearing investments	599,710	601,641	697,907
Premises and equipment, net	406,952	393,630	366,169
Goodwill	730,069	730,031	736,524
Core deposit and other intangibles	75,817	82,920	100,003
Other real estate owned	18,005	31,608	13,814
Other assets	786,780	699,600	678,625

	$27,805,628	$26,565,689	$25,734,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$5,715,616	$5,117,458	$4,667,661
Interest-bearing:
Savings and money market	11,810,192	11,654,258	10,657,877
Time under $100,000	1,629,569	1,766,844	1,865,214
Time $100,000 and over	1,303,103	1,402,189	1,505,089
Foreign	166,690	191,231	92,588

	20,625,170	20,131,980	18,788,429

Securities sold, not yet purchased	280,650	203,838	195,296
Federal funds purchased	1,052,591	819,807	935,959
Security repurchase agreements	874,949	861,177	889,520
Accrued liabilities	539,360	535,044	449,812
Commercial paper	290,907	291,566	338,986
Federal Home Loan Bank advances and other borrowings:
One year or less	267,768	15,554	772,422
Over one year	235,768	240,698	240,530
Long-term debt	1,136,049	1,069,505	763,700

Total liabilities	25,303,212	24,169,169	23,374,654

Minority interest	22,995	22,677	22,782
Shareholders’ equity:
Capital stock:
Preferred stock, without par value; authorized 3,000,000 shares; issued and outstanding, none	—	—	—
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 89,724,846, 90,717,692 and 91,701,887 shares	987,021	1,034,888	1,072,005
Retained earnings	1,434,915	1,292,741	1,202,290
Accumulated other comprehensive income	60,416	46,214	62,983
Shares held in trust for deferred compensation, at cost	(2,931)	—	—

Total shareholders’ equity	2,479,421	2,373,843	2,337,278

	$27,805,628	$26,565,689	$25,734,714

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest income:
Interest and fees on loans	$297,866	$310,002	$595,215	$615,707
Interest on loans held for sale	2,225	2,191	4,730	4,927
Lease financing	4,479	5,134	9,013	10,802
Interest on money market investments	3,611	4,217	7,548	7,896
Interest on securities:
Held to maturity – taxable	—	1,494	—	2,292
Available for sale – taxable	31,703	33,500	59,923	68,128
Available for sale - nontaxable	7,459	6,665	14,752	13,007
Trading account	6,194	5,479	11,755	10,913

Total interest income	353,537	368,682	702,936	733,672

Interest expense:
Interest on savings and money market deposits	28,531	43,028	61,160	81,483
Interest on time and foreign deposits	18,746	28,862	39,734	62,252
Interest on borrowed funds	32,307	37,748	61,881	74,683

Total interest expense	79,584	109,638	162,775	218,418

Net interest income	273,953	259,044	540,161	515,254
Provision for loan losses	18,150	15,705	35,700	33,795

Net interest income after provision for loan losses	255,803	243,339	504,461	481,459

Noninterest income:
Service charges and fees on deposit accounts	32,107	29,366	63,519	57,786
Loan sales and servicing income	21,924	19,348	40,391	26,274
Other service charges, commissions and fees	21,654	20,723	43,387	40,360
Trust income	5,331	5,165	10,459	9,578
Income from securities conduit	7,065	4,523	13,931	8,662
Dividends and other investment income	7,831	8,023	13,828	16,230
Market making, trading and nonhedge derivative income	7,821	8,466	17,693	23,901
Equity securities gains (losses), net	(6,460)	563	(12,364)	1,184
Fixed income securities gains, net	219	17	354	60
Other	3,313	5,411	5,946	11,396

Total noninterest income	100,805	101,605	197,144	195,431

Noninterest expense:
Salaries and employee benefits	122,985	119,845	246,571	233,730
Occupancy, net	16,664	17,397	33,511	34,046
Furniture and equipment	16,793	15,925	32,576	32,153
Legal and professional services	6,111	6,642	11,033	12,244
Postage and supplies	6,646	6,920	13,311	14,084
Advertising	4,941	6,639	8,921	12,302
Restructuring charges	823	—	823	—
Amortization of core deposit and other intangibles	3,552	3,337	7,103	6,672
Other	37,888	39,003	76,518	75,731

Total noninterest expense	216,403	215,708	430,367	420,962

Income from continuing operations before income taxes and minority interest	140,205	129,236	271,238	255,928
Income taxes	48,956	44,947	95,350	88,972
Minority interest	(1,159)	(575)	(3,896)	(725)

Income from continuing operations	92,408	84,864	179,784	167,681

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Discontinued operations:
Income (loss) from operations of discontinued subsidiaries	$33	$(4,750)	$585	$(9,926)
Income taxes (benefit)	16	(1,961)	240	(3,951)

Income (loss) on discontinued operations	17	(2,789)	345	(5,975)

Income before cumulative effect of change in accounting principle	92,425	82,075	180,129	161,706
Cumulative effect of change in accounting principle, net of tax (1)	—	—	—	(32,369)

Net income	$92,425	$82,075	$180,129	$129,337

Weighted average shares outstanding during the period:
Basic shares	90,008	91,779	90,267	91,916
Diluted shares	90,586	92,629	90,607	92,658

Net income per common share:
Basic:
Income from continuing operations	$1.03	$0.92	$1.99	$1.82
Income (loss) on discontinued operations	—	(0.03)	0.01	(0.06)
Cumulative effect of change in accounting principle	—	—	—	(0.35)

Net income	$1.03	$0.89	$2.00	$1.41

Diluted:
Income from continuing operations	$1.02	$0.92	$1.98	$1.81
Income (loss) on discontinued operations	—	(0.03)	0.01	(0.06)
Cumulative effect of change in accounting principle	—	—	—	(0.35)

Net income	$1.02	$0.89	$1.99	$1.40

(1)

For the six months ended June 30, 2002, the cumulative effect adjustment relates to an impairment charge from the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, net of income tax benefit of $2,676.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

	Six Months Ended June 30, 2003

			Accumulated Other Comprehensive Income (Loss)

(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Investments and Retained Interests	Net Unrealized Gains on Derivative Instruments	Minimum Pension Liability	Subtotal	Shares Held in Trust for Deferred Compensation	Total Shareholders’ Equity

Balance, January 1, 2003	$1,034,888	$1,292,741	$44,151	$25,420	$(23,357)	$46,214	$—	$2,373,843
Comprehensive income:
Net income for the period		180,129						180,129
Other comprehensive income, net of tax:
Net realized and unrealized holding gains during the period, net of income tax expense of $7,053			11,386			11,386
Reclassification for net realized gains recorded in operations, net of income tax expense of $2,960			(4,779)			(4,779)
Net unrealized gains on derivative instruments, net of reclassification to operations of $19,227 and income tax expense of $4,648				7,595		7,595

Other comprehensive income			6,607	7,595	—	14,202		14,202

Total comprehensive income								194,331
Cost of shares held in trust for deferred compensation							(2,931)	(2,931)
Cash dividends–common, $.42 per share		(37,955)						(37,955)
Stock redeemed and retired	(56,458)							(56,458)
Stock options exercised, net of shares tendered and retired	8,591							8,591

Balance, June 30, 2003	$987,021	$1,434,915	$50,758	$33,015	$(23,357)	$60,416	$(2,931)	$2,479,421

	Six Months Ended June 30, 2002

			Accumulated Other Comprehensive Income (Loss)

(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Investments and Retained Interests	Net Unrealized Gains (Losses) on Derivative Instruments	Minimum Pension Liability	Subtotal	Shares Held in Trust for Deferred Compensation	Total Shareholders’ Equity

Balance, January 1, 2002	$1,111,214	$1,109,704	$31,774	$28,177		$59,951		$2,280,869
Comprehensive income:
Net income for the period		129,337						129,337
Other comprehensive income, net of tax:
Net realized and unrealized holding gains during the period, net of income tax expense of $7,705			12,439			12,439
Reclassification for net realized gains recorded in operations, net of income tax expense of $23			(37)			(37)
Net unrealized losses on derivative instruments, net of reclassification to operations of $19,992 and income tax benefit of $5,804				(9,370)		(9,370)

Other comprehensive income (loss)			12,402	(9,370)		3,032		3,032

Total comprehensive income								132,369
Cash dividends–common, $.40 per share		(36,751)						(36,751)
Stock redeemed and retired	(56,461)							(56,461)
Stock options exercised, net of shares tendered and retired	17,252							17,252

Balance, June 30, 2002	$1,072,005	$1,202,290	$44,176	$18,807		$62,983		$2,337,278

Total comprehensive income for the three months ended June 30, 2003 and 2002 was $114,283 and $93,358, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,425	$82,075	$180,129	$129,337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax	—	—	—	32,369
Provision for loan losses	18,150	15,705	35,700	33,795
Depreciation of premises and equipment	14,381	14,994	28,486	30,127
Amortization	10,045	11,437	17,035	21,380
Loss to minority interest	(1,159)	(575)	(3,896)	(725)
Equity securities losses (gains), net	6,460	(563)	12,364	(1,184)
Fixed income securities gains, net	(219)	(17)	(354)	(60)
Proceeds from sales of trading account securities	68,787,574	56,085,237	143,323,104	120,905,430
Increase in trading account securities	(68,836,297)	(56,108,472)	(143,376,222)	(121,110,077)
Proceeds from sales of loans held for sale	178,404	141,458	338,398	258,448
Increase in loans held for sale	(187,601)	(100,075)	(285,197)	(125,864)
Net gains on sales of loans, leases and other assets	(13,415)	(13,431)	(24,236)	(12,735)
Change in accrued income taxes	(41,888)	(31,100)	(27,116)	5,817
Change in accrued interest receivable	(1,769)	(10,331)	377	15,731
Change in other assets	(135,131)	(126,011)	(70,200)	(142,144)
Change in other liabilities	71,097	90,939	3,754	11,196
Change in accrued interest payable	(5,612)	(8,478)	(3,243)	4,023
Other, net	4,951	(5,018)	6,926	(2,500)

Net cash provided by (used in) operating activities	(39,604)	37,774	155,809	52,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	571,626	11,735	(34,592)	(36,776)
Proceeds from maturities of investment securities held to maturity	—	233	—	1,209
Purchases of investment securities held to maturity	—	(29,400)	—	(29,400)
Proceeds from sales of investment securities available for sale	1,357,261	1,845,015	3,598,506	6,969,548
Proceeds from maturities of investment securities available for sale	353,134	774,309	643,808	972,180
Purchases of investment securities available for sale	(2,215,602)	(2,655,852)	(4,765,229)	(7,832,592)
Proceeds from sales of loans and leases	156,384	297,062	264,380	474,922
Net increase in loans and leases	(472,118)	(946,394)	(744,536)	(1,792,219)
Payments on leveraged leases	—	—	(5,438)	(5,585)
Principal collections on leveraged leases	—	—	5,438	5,585
Proceeds from sales of premises and equipment	58	4,526	1,187	5,340
Purchases of premises and equipment	(19,637)	(14,939)	(43,194)	(33,611)
Proceeds from sales of other assets	7,443	8,547	26,562	12,714
Net cash paid for net liabilities on branches sold	—	(48,678)	—	(68,352)

Net cash used in investing activities	(261,451)	(753,836)	(1,053,108)	(1,357,037)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(157,869)	$788,087	$492,684	$1,029,578
Net change in short-term funds borrowed	629,090	104,431	574,923	416,925
Proceeds from FHLB advances and other borrowings over one year	—	—	—	1,500
Payments on FHLB advances and other borrowings over one year	(690)	(689)	(1,430)	(1,428)
Proceeds from issuance of long-term debt	123,028	—	172,930	—
Payments on long-term debt	(110,103)	(17,473)	(117,084)	(17,642)
Proceeds from issuance of common stock	6,160	9,382	7,709	15,121
Payments to redeem common stock	(32,231)	(31,159)	(56,458)	(56,461)
Dividends paid	(18,924)	(18,350)	(37,955)	(36,751)

Net cash provided by financing activities	438,461	834,229	1,035,319	1,350,842

Net increase in cash and due from banks	137,406	118,167	138,020	46,169
Cash and due from banks at beginning of period	1,087,910	906,611	1,087,296	978,609

Cash and due from banks at end of period	$1,225,316	$1,024,778	$1,225,316	$1,024,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$83,476	$131,673	$166,209	$213,309
Income taxes	103,766	80,175	129,837	81,960
Loans transferred to other real estate owned	9,006	8,851	15,291	16,544

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2003

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

Operating results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of FASB Statement No. 133 on Derivatives and Hedging Transactions. SFAS 149 amends and clarifies the accounting for derivatives, including certain derivative instruments embedded in other contracts, and for certain hedging activities entered into after June 30, 2003. In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 affects the issuer’s accounting for certain freestanding financial instruments that have both debt and equity characteristics. Neither of these statements is expected to have any material impact on the Company’s financial position or results of operations.

3.     STOCK-BASED COMPENSATION

The following disclosures are required by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement provides guidance to transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion 25 (“APB 25”), Accounting for Stock Issued to Employees, to the fair value method of accounting under SFAS 123, Accounting for Stock-Based Compensation. The Company continues to account for its stock-based compensation plans under APB 25 and has not recorded any compensation expense, as the exercise price of the stock was equal to its quoted market price on the date of grant.

As also required by SFAS 148 for interim financial statements, the following discloses the impact on net income and net income per common share if the Company had applied the provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$92,425	$82,075	$180,129	$129,337
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,264)	(5,396)	(9,647)	(9,799)

Pro forma net income	$88,161	$76,679	$170,482	$119,538

Net income per common share:
Basic - as reported	$1.03	$0.89	$2.00	$1.41
Basic - pro forma	0.98	0.84	1.89	1.30
Diluted - as reported	1.02	0.89	1.99	1.40
Diluted - pro forma	0.97	0.83	1.88	1.29

ZIONS BANCORPORATION AND SUBSIDIARIES

4.      GUARANTEES

The following are the financial and performance letters of credit issued by the Company as guarantees that come under the provisions of Interpretation No. 45 ("FIN 45") of the FASB, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (in thousands):

	June 30,

	2003	2002

Standby letters of credit:
Performance	$81,585	$83,619
Financial	270,344	223,834

	$351,929	$307,453

The Company’s Annual Report on Form 10-K for the year ended December 31, 2002 contains further information on the nature of these letters of credit along with their terms and collateral requirements. The adoption of FIN 45 was not material to the Company's financial position or results of operations.

At June 30, 2003, the Company has guaranteed approximately $676 million of debt issued by various subsidiaries.

Zions First National Bank (“ZFNB”) provides a liquidity facility (“Liquidity Facility”) for a fee to a qualifying special-purpose entity securities conduit (“Conduit”). The Conduit purchases U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Pursuant to the Liquidity Facility contract, ZFNB is required to purchase securities from the Conduit to provide funds for the Conduit to repay maturing commercial paper upon the Conduit’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents to the Conduit. At any given time, the maximum commitment of ZFNB is the lesser of the size of the Liquidity Facility commitment or the market value of the Conduit’s securities portfolio. At June 30, 2003, the size of the Liquidity Facility commitment was up to $5.1 billion and the market value of the Conduit’s securities portfolio was approximately $4.0 billion. No amounts were outstanding under the Liquidity Facility at June 30, 2003.

In June 2003, the FASB issued for public comment an Exposure Draft, Qualifying Special-Purpose Entities and Isolation of Transferred Assets, that would amend SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This new guidance proposes to change the requirements that an entity must meet to be considered a qualifying special-purpose entity. If this guidance were adopted as presently proposed, the Company would be required to consolidate the Conduit discussed above in its financial statements. Management is looking at ways to restructure the Conduit to maintain its status as a qualifying special-purpose entity. Any impact on operations as a result of the restructuring is not expected to be material.

5.       ACCOUNTING FOR VARIABLE INTEREST ENTITIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

immediately for companies with an interest in a VIE created after January 31, 2003. A public company with an interest in a VIE created before February 1, 2003 must apply the provisions of FIN 46 as of the beginning of the first interim or annual reporting period beginning after June 15, 2003.

Zions First National Bank holds variable interests in securitization structures as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. All such structures are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. As noted in the Quarterly Report on Form 10-Q for the first quarter of 2003, the Company was assessing the impact of FIN 46 on one VIE and has now determined that the VIE is not required to be consolidated in the Company’s financial statements.

6.       DEFERRED COMPENSATION

During the second quarter of 2003, the Company began accounting for a new and a previously formed deferred compensation rabbi trust established for certain employees and directors in accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. Amounts deferred are held in rabbi trusts and invested in diversified assets or shares of the Company’s stock, subject to plan limitations. The Company consolidates the assets and obligations of the trusts and accounts for amounts invested in the Company’s stock at cost in shareholders’ equity in a manner similar to the accounting for treasury stock. At June 30, 2003, other invested assets of the trusts amounted to approximately $19.6 million and are included in other assets. The deferred compensation obligations amounted to approximately $22.5 million and are included in accrued liabilities. There is no effect on net income. Prior to this quarter, the previously existing rabbi trust was not consolidated as the deferred amounts were not considered material.

7.     DEBT FINANCING

In June 2003, the Company’s board of directors passed a resolution allowing the issuance of up to $1 billion of new senior and/or subordinated debt, which is to be registered with the Securities and Exchange Commission. Proceeds of this debt will be used to refinance certain currently outstanding debt and for other general corporate purposes.

8.     SUBSEQUENT EVENTS

On July 1, 2003, the Company auctioned its holdings of 5,941,080 shares of ICAP plc (formerly known as Garban-Intercapital plc) for approximately $107 million, resulting in a pretax gain of approximately $68 million to be recognized in the third quarter. The Company previously accounted for its investment in ICAP under the equity method.

On July 15, 2003, the board of directors declared a regular quarterly dividend of $.30 per common share beginning with the third quarter of 2003, an increase of 43% over the previous $.21 dividend per common share.

ZIONS BANCORPORATION AND SUBSIDIARIES

9.      OPERATING SEGMENT INFORMATION

The Company manages its operations and prepares management reports with a primary focus on geographical area. All segments presented, except for the segment defined as “Other,” are based on commercial banking operations. Zions First National Bank operates 125 branches in Utah and 22 in Idaho. California Bank & Trust operates 91 branches in Northern and Southern California. Nevada State Bank operates 64 branches in Nevada. National Bank of Arizona operates 53 branches in Arizona. Vectra Bank Colorado operates 52 branches in Colorado and one branch in New Mexico. The Commerce Bank of Washington operates one branch in the state of Washington. The operating segment identified as “Other” includes the parent company, certain e-commerce subsidiaries, other smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated usage of those services. The Company initiated a program in 2002 to allocate income between certain of its banking subsidiaries to better match revenues from hedging strategies to the operating units which gave rise to the exposures being hedged. Allocated income (expense) from this program included in net interest income of the banking subsidiaries is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Zions First National Bank	$(6.1)	$(13.3)	$(13.6)	$(24.6)
Nevada State Bank	0.6	2.8	1.4	6.2
National Bank of Arizona	1.6	3.3	3.5	5.1
Vectra Bank Colorado	2.9	6.0	6.4	11.2
The Commerce Bank of Washington	1.0	1.2	2.3	2.1

	$—	$—	$—	$—

Effective January 1, 2003, the Company changed the method by which it allocates this hedge program income (expense). Therefore, the amounts allocated to each segment for the periods shown are not directly comparable. Further, the amount of allocated hedge income is expected to decrease in subsequent quarters as the underlying hedges mature and new hedges are being recorded directly at the banking subsidiaries.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended June 30, 2003 and 2002:

(In millions)	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona

	2003	2002	2003	2002	2003	2002	2003	2002

CONDENSED INCOME STATEMENT
Net interest income	$84.3	$70.7	$96.1	$96.1	$31.3	$31.0	$31.7	$29.8
Provision for loan losses	11.5	8.0	4.1	4.5	1.1	1.2	—	0.4

Net interest income after provision for loan losses	72.8	62.7	92.0	91.6	30.2	29.8	31.7	29.4
Noninterest income	49.7	57.1	19.5	19.7	9.1	7.3	6.2	5.3
Noninterest expense	78.5	77.9	57.4	58.7	21.1	21.0	19.2	17.3

Income from continuing operations before income taxes and minority interest	44.0	41.9	54.1	52.6	18.2	16.1	18.7	17.4
Income tax expense (benefit)	13.6	14.0	21.6	21.2	6.2	5.4	7.3	6.9
Minority interest	(0.2)	(0.2)	—	—	—	—	—	—

Income from continuing operations	30.6	28.1	32.5	31.4	12.0	10.7	11.4	10.5
Income (loss) on discontinued operations	—	—	—	—	—	—	—	—

Income before cumulative effect adjustment	30.6	28.1	32.5	31.4	12.0	10.7	11.4	10.5
Cumulative effect adjustment	—	—	—	—	—	—	—	—

Net income (loss)	$30.6	$28.1	$32.5	$31.4	$12.0	$10.7	$11.4	$10.5

AVERAGE BALANCE SHEET DATA
Assets	$11,200	$10,294	$8,688	$8,624	$2,812	$2,565	$2,876	$2,620
Net loans and leases	6,778	6,647	6,039	5,749	1,977	1,624	2,082	1,826
Deposits	6,689	6,011	7,133	6,712	2,478	2,231	2,451	2,214
Shareholder’s equity	687	646	980	1,009	174	160	228	211

(In millions)	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company

	2003	2002	2003	2002	2003	2002	2003	2002

CONDENSED INCOME STATEMENT
Net interest income	$26.1	$28.9	$6.4	$6.2	$(1.9)	$(3.6)	$274.0	$259.1
Provision for loan losses	1.4	1.5	—	0.1	—	—	18.1	15.7

Net interest income after provision for loan losses	24.7	27.4	6.4	6.1	(1.9)	(3.6)	255.9	243.4
Noninterest income	10.4	7.8	0.5	0.5	5.4	3.9	100.8	101.6
Noninterest expense	25.1	24.9	2.7	2.7	12.5	13.2	216.5	215.7

Income from continuing operations before income taxes and minority interest	10.0	10.3	4.2	3.9	(9.0)	(12.9)	140.2	129.3
Income tax expense (benefit)	3.6	3.7	1.5	1.4	(4.8)	(7.6)	49.0	45.0
Minority interest	—	—	—	—	(1.0)	(0.4)	(1.2)	(0.6)

Income from continuing operations	6.4	6.6	2.7	2.5	(3.2)	(4.9)	92.4	84.9
Income (loss) on discontinued operations	—	—	—	—	—	(2.9)	—	(2.9)

Income before cumulative effect adjustment	6.4	6.6	2.7	2.5	(3.2)	(7.8)	92.4	82.0
Cumulative effect adjustment	—	—	—	—	—	—	—	—

Net income (loss)	$6.4	$6.6	$2.7	$2.5	$(3.2)	$(7.8)	$92.4	$82.0

AVERAGE BALANCE SHEET DATA
Assets	$2,733	$2,580	$632	$549	$(921)	$(1,103)	$28,021	$26,129
Net loans and leases	1,856	1,832	328	310	146	96	19,207	18,083
Deposits	1,883	1,720	444	390	(1,203)	(1,060)	19,875	18,218
Shareholder’s equity	447	435	48	41	(105)	(185)	2,459	2,317

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the six months ended June 30, 2003 and 2002:

(In millions)	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona

	2003	2002	2003	2002	2003	2002	2003	2002

CONDENSED INCOME STATEMENT
Net interest income	$168.4	$146.6	$190.9	$188.7	$60.9	$62.9	$61.9	$57.0
Provision for loan losses	23.5	19.3	6.3	8.5	3.1	2.2	—	1.0

Net interest income after provision for loan losses	144.9	127.3	184.6	180.2	57.8	60.7	61.9	56.0
Noninterest income	106.4	107.3	37.7	40.6	16.2	14.1	11.7	10.1
Noninterest expense	153.5	150.5	115.3	118.1	42.3	41.1	39.0	33.3

Income from continuing operations before income taxes and minority interest	97.8	84.1	107.0	102.7	31.7	33.7	34.6	32.8
Income tax expense (benefit)	30.7	28.1	42.8	41.7	10.8	11.4	13.7	13.0
Minority interest	(0.3)	(0.2)	—	—	—	—	—	—

Income from continuing operations	67.4	56.2	64.2	61.0	20.9	22.3	20.9	19.8
Income (loss) on discontinued operations	—	—	—	—	—	—	—	—

Income before cumulative effect adjustment	67.4	56.2	64.2	61.0	20.9	22.3	20.9	19.8
Cumulative effect adjustment	—	—	—	—	—	—	—	—

Net income (loss)	$67.4	$56.2	$64.2	$61.0	$20.9	$22.3	$20.9	$19.8

AVERAGE BALANCE SHEET DATA
Assets	$11,326	$10,153	$8,702	$8,486	$2,769	$2,527	$2,830	$2,610
Net loans and leases	6,742	6,456	6,078	5,733	1,914	1,590	2,028	1,815
Deposits	6,887	5,652	7,035	6,723	2,433	2,186	2,399	2,197
Shareholder’s equity	683	646	989	1,008	173	161	230	213

(In millions)	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company

	2003	2002	2003	2002	2003	2002	2003	2002

CONDENSED INCOME STATEMENT
Net interest income	$50.1	$56.1	$12.1	$11.7	$(4.1)	$(7.7)	$540.2	$515.3
Provision for loan losses	2.8	2.4	—	0.4	—	—	35.7	33.8

Net interest income after provision for loan losses	47.3	53.7	12.1	11.3	(4.1)	(7.7)	504.5	481.5
Noninterest income	19.7	15.2	0.9	0.9	4.5	7.2	197.1	195.4
Noninterest expense	50.4	50.1	5.7	5.2	24.2	22.6	430.4	420.9

Income from continuing operations before income taxes and minority interest	16.6	18.8	7.3	7.0	(23.8)	(23.1)	271.2	256.0
Income tax expense (benefit)	5.9	6.6	2.6	2.5	(11.2)	(14.3)	95.3	89.0
Minority interest	—	—	—	—	(3.6)	(0.5)	(3.9)	(0.7)

Income from continuing operations	10.7	12.2	4.7	4.5	(9.0)	(8.3)	179.8	167.7
Income (loss) on discontinued operations	—	—	—	—	0.3	(6.0)	0.3	(6.0)

Income before cumulative effect adjustment	10.7	12.2	4.7	4.5	(8.7)	(14.3)	180.1	161.7
Cumulative effect adjustment	—	—	—	—	—	(32.4)	—	(32.4)

Net income (loss)	$10.7	$12.2	$4.7	$4.5	$(8.7)	$(46.7)	$180.1	$129.3

AVERAGE BALANCE SHEET DATA
Assets	$2,743	$2,584	$629	$536	$(1,330)	$(991)	$27,669	$25,905
Net loans and leases	1,862	1,827	320	299	143	93	19,087	17,813
Deposits	1,893	1,719	439	380	(1,189)	(909)	19,897	17,948
Shareholder’s equity	444	437	47	40	(135)	(211)	2,431	2,294

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS
(Unaudited)

(In thousands, except per share and ratio data)	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	% Change	2003	2002	% Change

EARNINGS
Taxable-equivalent net interest income	$279,794	$264,282	5.87%	$551,774	$525,587	4.98%
Net interest income	273,953	259,044	5.76%	540,161	515,254	4.83%
Noninterest income	100,805	101,605	(0.79)%	197,144	195,431	0.88%
Provision for loan losses	18,150	15,705	15.57%	35,700	33,795	5.64%
Noninterest expense	216,403	215,708	0.32%	430,367	420,962	2.23%
Income before income taxes and minority interest	140,205	129,236	8.49%	271,238	255,928	5.98%
Income taxes	48,956	44,947	8.92%	95,350	88,972	7.17%
Minority interest	(1,159)	(575)	101.57%	(3,896)	(725)	437.38%
Income from continuing operations	92,408	84,864	8.89%	179,784	167,681	7.22%
Income (loss) on discontinued operations	17	(2,789)	100.61%	345	(5,975)	105.77%
Cumulative effect of change in accounting principle	—	—		—	(32,369)	100.00%
Net income	92,425	82,075	12.61%	180,129	129,337	39.27%

PER COMMON SHARE
Net income (diluted)	1.02	0.89	14.61%	1.99	1.40	42.14%
Income from continuing operations (diluted)	1.02	0.92	10.87%	1.98	1.81	9.39%
Income (loss) on discontinued operations (diluted)	—	(0.03)	100.00%	0.01	(0.06)	116.67%
Dividends	0.21	0.20	5.00%	0.42	0.40	5.00%
Book value				27.63	25.49	8.40%

SELECTED RATIOS
Return on average assets	1.32%	1.26%		1.31%	1.01%
Return on average common equity	15.07%	14.21%		14.94%	11.37%
Efficiency ratio	56.96%	60.51%		57.53%	60.00%
Net interest margin	4.50%	4.61%		4.52%	4.65%

ZIONS BANCORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

(In thousands, except share and ratio data)	Three Months Ended June 30,			Six Months Ended June 30,

	2003	2002	% Change	2003	2002	%Change

AVERAGE BALANCES
Total assets	$28,021,084	$26,128,886	7.24%	$27,669,319	$25,905,200	6.81%
Securities	4,360,357	3,901,341	11.77%	4,137,334	3,990,091	3.69%
Net loans and leases	19,207,484	18,083,224	6.22%	19,086,852	17,812,584	7.15%
Goodwill	730,067	735,622	(0.76)%	730,084	735,409	(0.72)%
Core deposit and other intangibles	79,314	102,544	(22.65)%	80,516	104,860	(23.22)%
Total deposits	19,874,701	18,217,798	9.09%	19,896,599	17,947,954	10.86%
Minority interest	22,991	21,354	7.67%	22,986	19,958	15.17%
Shareholders’ equity	2,459,145	2,317,029	6.13%	2,430,796	2,293,991	5.96%

Weighted average common and common-equivalent shares outstanding	90,586,065	92,628,770	(2.21)%	90,607,173	92,658,111	(2.21)%

AT PERIOD END
Total assets				$27,805,628	$25,734,714	8.05%
Securities				4,228,260	3,609,416	17.15%
Net loans and leases				19,439,822	18,452,554	5.35%
Sold loans being serviced				2,367,751	2,543,887	(6.92)%
Allowance for loan losses				281,486	264,432	6.45%
Goodwill				730,069	736,524	(0.88)%
Core deposit and other intangibles				75,817	100,003	(24.19)%
Total deposits				20,625,170	18,788,429	9.78%
Minority interest				22,995	22,782	0.93%
Shareholders’ equity				2,479,421	2,337,278	6.08%

Common shares outstanding				89,724,846	91,701,887	(2.16)%

Average equity to average assets	8.78%	8.87%		8.79%	8.86%
Common dividend payout	20.47%	22.36%		21.07%	28.41%
Nonperforming assets				119,371	115,513	3.34%
Loans past due 90 days or more				35,055	32,332	8.42%
Nonperforming assets to net loans and leases, other real estate owned and other nonperforming assets at period end				0.61%	0.63%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation and subsidiaries (“the Company”) achieved net income of $92.4 million, or $1.02 per diluted share for the second quarter of 2003, an increase of 12.6% and 14.6%, respectively, over the $82.1 million, or $0.89 per diluted share, in the second quarter of 2002. For the same comparative periods, income from continuing operations was also $92.4 million, or $1.02 per diluted share, an increase of 8.9% and 10.9%, respectively, over $84.9 million or $0.92 per diluted share. Net income for the second quarter of 2002 included a loss from discontinued operations of $2.8 million, or $0.03 per diluted share.

Net income for the first six months of 2003 was $180.1 million or $1.99 per diluted share, compared to $129.3 million or $1.40 per diluted share for the first six months of 2002. Included in net income for the first six months of 2002 was an impairment charge of $32.4 million, or $0.35 per diluted share, recognized as a cumulative effect adjustment, from the required adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142. This impairment charge resulted from an adjustment to the carrying value of the Company’s investments in certain e-commerce subsidiaries. Also included in net income for the same period was a loss from discontinued operations of the e-commerce subsidiaries of $6.0 million, or $0.06 per diluted share. Income from continuing operations for the first six months of 2003 was $179.8 million, or $1.98 per diluted share, an increase of 7.2% and 9.4%, respectively, over income from continuing operations of $167.7 million, or $1.81 per diluted share for the same period in 2002.

The annualized return on average assets was 1.32% in the second quarter of 2003 compared to 1.26% in the second quarter of 2002. For the same comparative periods, the annualized return on average common equity was 15.07% compared to 14.21%. In addition, the efficiency ratio, defined as noninterest expenses as a percentage of the sum of taxable-equivalent net interest income and noninterest income, improved to 56.96% compared to 60.51%.

For the first six months of 2003, the annualized return on average assets was 1.31% compared to 1.01% for the first six months of 2002. For the same comparative periods, the annualized return on average common equity was 14.94% compared to 11.37%. These improved rates reflect the 2002 cumulative effect adjustment and discontinued operations previously discussed. The efficiency ratio was 57.53% compared to 60.00%.

The earnings improvement for both the second quarter and year-to-date periods in 2003 compared to the similar periods in 2002 continues to reflect the results of several actions commenced by Company management during 2002. As discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company exited and restructured several e-commerce activities during 2002 in light of disappointing results and the difficult e-commerce market environment. The second quarter and year-to-date periods in 2003 resulted in minor gains from discontinued operations compared to the loss amounts for 2002 previously discussed. The Company’s previously announced commitment to reduce the annual run-rate of expenses by $50 million was met during the second quarter of 2003. Actions taken by management to control expenses include the e-commerce restructuring activities, branch closures, scaling back the indirect auto lending business, operations consolidation, and efforts to improve procurement processes.

Vectra Bank Colorado (“Vectra”) has taken a number of steps in recent quarters to improve performance, and substantial progress has been made. However, due in part to continued weak economic conditions in Colorado, the financial performance of Vectra has not met management’s expectations. Earlier in 2003, the Company engaged a national consulting firm to assist Vectra in analyzing its operating strategy and accelerating its profitability improvement. As a result of this analysis, Vectra will restructure to focus its

ZIONS BANCORPORATION AND SUBSIDIARIES

efforts more specifically on serving small and middle market business customers, and employees of those businesses. This restructuring decision will necessitate a SFAS 142 impairment review one quarter earlier than the routine annual review and may result in a write-down of goodwill in the third quarter. Such a write-down, if any, would be a noncash charge and would not impact regulatory or tangible capital ratios.

NET INTEREST INCOME, INTEREST RATE SPREADS AND INTEREST RATE SENSITIVITY

Net interest income for the second quarter of 2003, adjusted to a fully taxable-equivalent basis, increased 5.9% to $279.8 million compared to $264.3 million for the second quarter of 2002. Net interest margin was 4.50% for the second quarter of 2003, compared to 4.54% for the first quarter of 2003 and 4.61% for the second quarter of 2002. For the first six months of 2003, net interest income on a fully taxable-equivalent basis was $551.8 million, an increase of 5.0% compared to $525.6 million in 2002. Net interest margin was 4.52% compared to 4.65%. The increase in net interest income results from increases in average interest-earning assets funded in part through strong growth in average noninterest-bearing deposits, partially offset by the declining net interest margin.

The Company uses interest rate swaps as an asset-liability management tool to manage the effect of changes in interest rates on net interest income. This serves to offset some, but not all, of the interest rate compression being experienced in the current economic environment. At June 30, 2003, the Company’s overall asset-liability management position remains somewhat asset sensitive.

The yield on average earning assets for the second quarter of 2003 decreased 73 basis points compared to the second quarter of 2002. The average rate paid during the second quarter on interest-bearing funds decreased 72 basis points from the second quarter of 2002. Comparing the first six months of 2003 with 2002, the yield on average earning assets decreased 73 basis points, while the cost of interest-bearing funds decreased 67 basis points.

The spread on average interest-bearing funds for the second quarter of 2003 was 4.20%, down from 4.21% for both the first quarter of 2003 and the second quarter of 2002. The spread on average interest-bearing funds for the first six months of 2003 was 4.20%, down from 4.26% for the first six months of 2002.

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

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002

(In thousands)	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate

ASSETS
Money market investments	$1,346,595	$3,611	1.08%	$1,026,799	$4,215	1.65%
Securities:
Held to maturity	—	—		93,782	1,494	6.39%
Available for sale	3,664,436	43,178	4.73%	3,216,084	43,754	5.46%
Trading account	695,921	6,194	3.57%	591,475	5,479	3.72%

Total securities	4,360,357	49,372	4.54%	3,901,341	50,727	5.22%

Loans:
Loans held for sale	216,987	2,225	4.11%	175,662	2,191	5.00%
Net loans and leases (2)	18,990,497	304,170	6.42%	17,907,562	316,791	7.10%

Total loans and leases	19,207,484	306,395	6.40%	18,083,224	318,982	7.08%

Total interest-earning assets	24,914,436	359,378	5.79%	23,011,364	373,924	6.52%

Cash and due from banks	944,223			919,176
Allowance for loan losses	(281,511)			(266,669)
Goodwill	730,067			735,622
Core deposit and other intangibles	79,314			102,544
Other assets	1,634,555			1,626,849

Total assets	$28,021,084			$26,128,886

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$2,933,031	4,834	0.66%	$2,528,034	6,963	1.10%
Money market super NOW	8,744,693	23,697	1.09%	7,795,332	36,065	1.86%
Time under $100,000	1,687,633	9,757	2.32%	1,915,613	15,777	3.30%
Time $100,000 and over	1,280,596	8,697	2.72%	1,483,627	12,685	3.43%
Foreign	126,987	292	0.92%	104,124	400	1.54%

Total interest-bearing deposits	14,772,940	47,277	1.28%	13,826,730	71,890	2.09%

Borrowed funds:
Securities sold, not yet purchased	554,579	5,104	3.69%	378,173	4,303	4.56%
Federal funds purchased and security repurchase agreements	2,733,363	7,411	1.09%	2,654,564	10,873	1.64%
Commercial paper	286,888	1,029	1.44%	371,408	2,032	2.19%
FHLB advances and other borrowings:
One year or less	282,051	962	1.37%	796,092	3,757	1.89%
Over one year	238,447	3,104	5.22%	240,834	3,109	5.18%
Long-term debt	1,176,952	14,697	5.01%	769,302	13,678	7.13%

Total borrowed funds	5,272,280	32,307	2.46%	5,210,373	37,752	2.91%

Total interest-bearing liabilities	20,045,220	79,584	1.59%	19,037,103	109,642	2.31%

Noninterest-bearing deposits	5,101,761			4,391,068
Other liabilities	391,967			362,332

Total liabilities	25,538,948			23,790,503
Minority interest	22,991			21,354
Total shareholders’ equity	2,459,145			2,317,029

Total liabilities and shareholders’ equity	$28,021,084			$26,128,886

Spread on average interest-bearing funds			4.20%			4.21%
Taxable-equivalent net interest income and net yield on interest-earning assets		$279,794	4.50%		$264,282	4.61%

(1) Taxable-equivalent rates used where applicable.
(2) Net of unearned income and fees, net of related costs.  Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

(In thousands)	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate

ASSETS
Money market investments	$1,374,631	$7,548	1.11%	$979,032	$7,901	1.63%
Securities:
Held to maturity	—	—		86,503	2,292	5.34%
Available for sale	3,463,280	82,618	4.81%	3,282,589	88,139	5.41%
Trading account	674,054	11,755	3.52%	620,999	10,913	3.54%

Total securities	4,137,334	94,373	4.60%	3,990,091	101,344	5.12%

Loans:
Loans held for sale	233,595	4,730	4.08%	194,888	4,927	5.10%
Net loans and leases (2)	18,853,257	607,898	6.50%	17,617,696	629,839	7.21%

Total loans and leases	19,086,852	612,628	6.47%	17,812,584	634,766	7.19%

Total interest-earning assets	24,598,817	714,549	5.86%	22,781,707	744,011	6.59%

Cash and due from banks	927,628			947,890
Allowance for loan losses	(281,388)			(265,368)
Goodwill	730,084			735,409
Core deposit and other intangibles	80,516			104,860
Other assets	1,613,662			1,600,702

Total assets	$27,669,319			$25,905,200

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$2,851,035	9,849	0.70%	$2,440,404	13,037	1.08%
Money market super NOW	8,893,693	51,311	1.16%	7,573,164	68,446	1.82%
Time under $100,000	1,714,229	20,982	2.47%	1,969,633	34,261	3.51%
Time $100,000 and over	1,301,153	17,962	2.78%	1,537,628	27,203	3.57%
Foreign	158,088	790	1.01%	102,699	788	1.55%

Total interest-bearing deposits	14,918,198	100,894	1.36%	13,623,528	143,735	2.13%

Borrowed funds:
Securities sold, not yet purchased	518,485	9,758	3.80%	385,183	8,005	4.19%
Federal funds purchased and security repurchase agreements	2,578,585	13,858	1.08%	2,889,824	23,766	1.66%
Commercial paper	290,056	2,149	1.49%	364,317	3,918	2.17%
FHLB advances and other borrowings:
One year or less	145,374	996	1.38%	596,605	5,566	1.88%
Over one year	239,341	6,255	5.27%	240,448	6,190	5.19%
Long-term debt	1,138,357	28,865	5.11%	775,257	27,244	7.09%

Total borrowed funds	4,910,198	61,881	2.54%	5,251,634	74,689	2.87%

Total interest-bearing liabilities	19,828,396	162,775	1.66%	18,875,162	218,424	2.33%

Noninterest-bearing deposits	4,978,401			4,324,426
Other liabilities	408,740			391,663

Total liabilities	25,215,537			23,591,251
Minority interest	22,986			19,958
Total shareholders’ equity	2,430,796			2,293,991

Total liabilities and shareholders’ equity	$27,669,319			$25,905,200

Spread on average interest-bearing funds			4.20%			4.26%
Taxable-equivalent net interest income and net yield on interest-earning assets		$551,774	4.52%		$525,587	4.65%

(1) Taxable-equivalent rates used where applicable.
(2) Net of unearned income and fees, net of related costs.  Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses was $18.2 million for the second quarter of 2003, compared to $17.6 million for the first quarter of 2003, and $15.7 million for the second quarter of 2002. The provision for loan losses for the first six months of 2003 was $35.7 million, 5.6% more than the $33.8 million provision for the first six months of 2002. Annualized, the year-to-date provision is 0.37% of average loans and leases for 2003 compared to 0.38% for the first six months of 2002. The provision reflects management’s evaluation of its various portfolios, statistical trends and other economic factors, and its desire to maintain a strong coverage of nonperforming assets in a continued uncertain economic environment in the markets in which the Company operates. Further discussion is included in the Risk Elements and Allowance for Loan Losses sections following.

NONINTEREST INCOME

Noninterest income for the second quarter of 2003 of $100.8 million decreased 0.8% from $101.6 million for the second quarter of 2002. As detailed below, the second quarter of 2003 included equity security losses of $6.5 million compared to gains of $0.6 million for the second quarter of 2002. Excluding equity security gains (losses), noninterest income increased 6.2%. Comparing other significant components of this change, service charges and fees on deposit accounts increased 9.3%, loan sales and servicing income increased 13.3%, other service charges, commissions and fees increased 4.5%, income from securities conduit increased 56.2%, dividends and other investment income decreased 2.4%, and market making, trading and nonhedge derivative income decreased 7.6%.

The increase in service charges and fees on deposit accounts resulted mainly from increased internal core deposit growth. The increase in loan sales and servicing income included $2.1 million of gains on servicing released sales of residential mortgages primarily because of increased refinancing activity, and $0.8 million of gains on sales of SBA loans. The increase in income from securities conduit resulted from the increased amount of securities in the conduit’s portfolio, resulting in increased fees from the liquidity, interest rate, and administrative services agreements for the conduit. Equity securities gains (losses) for the second quarter of 2003 included a $6.0 million write-down in the Company’s investment in Identrus, LLC, $7.1 million of net write-downs of investments made by venture capital funds, and $6.6 million of gains from sales of other publicly traded securities. Net of minority interest and income taxes, the results of the venture capital funds reduced net income by $4.3 million or $0.05 per diluted share in the second quarter of 2003.

Noninterest income for the first six months of 2003 of $197.1 million increased 0.9% from $195.4 million for the first six months of 2002. Comparing significant components of this change, service charges and fees on deposit accounts increased 9.9%, loan sales and servicing income increased 53.7%, other service charges, commissions and fees increased 7.5%, income from securities conduit increased 60.8%, dividends and other investment income decreased 14.8%, market making, trading and nonhedge derivative income decreased 26.0%, equity securities gains (losses) decreased 1,144.3%, and other noninterest income decreased 47.8%.

Explanations previously provided for the quarterly changes also apply to the year-to-date changes. In addition, as previously disclosed, during the first quarter of 2002, the Company restructured certain derivatives related to sold loans. The restructuring resulted in a $13.6 million decrease in loan sales and servicing income and a corresponding increase in market making, trading and nonhedge derivative income. Without this transaction, loan sales and servicing income would have been approximately $39.9 million in the first six months of 2002, compared to $40.4 million in the first six months of 2003. Market making, trading and nonhedge derivative income was $17.7 million in the first six months of 2003 compared to $10.3 million in the first six months of 2002, excluding the $13.6 million adjustment. Of these amounts, market

ZIONS BANCORPORATION AND SUBSIDIARIES

making and trading income was $13.7 million for 2003 compared to $8.7 million for 2002 and nonhedge derivative income was $4.0 million compared to $1.6 million for 2002, excluding the $13.6 million adjustment. The increase in market making and trading income reflects increased revenues from the Company’s electronic corporate bond trading business.

Dividends and other investment income consist of income from the Company’s “bank-owned life insurance” and dividends and equity in earnings from investments in unconsolidated companies. The decrease in dividends and other investment income results mainly from a $2.8 million decrease in dividend income from Federal Home Loan Bank (“FHLB”) investments resulting from decreased investments in FHLB stock. Equity securities gains (losses) included $13.7 million of net write-downs of investments made by venture capital funds and the $6.0 million write-down in the Company’s investment in Identrus, LLC, partially offset by $7.4 million of gains from sales of other publicly traded securities. Net of minority interest and income taxes, the results of the venture capital funds reduced net income by approximately $7.3 million or $0.08 per diluted share in the first six months of 2003, compared to a reduction of $0.7 million or $0.01 per diluted share for the same period in 2002.

The decrease in other income is explained principally by a pretax gain in 2002 from the sales of three California branches for approximately $3.2 million, net of nondeductible goodwill write-downs allocated to the branches sold. The after-tax gain from the sales was approximately $1.4 million.

NONINTEREST EXPENSE

Noninterest expense for the second quarter of 2003 of $216.4 million was essentially unchanged from $215.7 million in the second quarter of 2002. All significant expense categories either decreased or increased very modestly reflecting the results of the previously discussed expense control plan.

Noninterest expense for the first six months of 2003 of $430.4 million increased 2.2% from $421.0 million for the first six months of 2002, again reflecting cost control efforts. Salaries and employee benefits increased $12.8 million or 5.5%. Salaries increased $2.4 million or 1.2% and benefits increased $10.4 million driven by an increase of $3.5 million in employee health insurance costs and an increase of $6.6 million in retirement plan expenses.

At June 30, 2003, the Company had 7,945 full-time equivalent employees, 409 branches, and 579 ATMs, compared to 8,221 full-time equivalent employees, 409 branches, and 587 ATMs at June 30, 2002.

INCOME TAXES

The Company’s income taxes on continuing operations increased 8.9% to $49.0 million for the second quarter of 2003 compared to $44.9 million for the second quarter of 2002. The Company’s effective income tax rate was 34.9% for the second quarter of 2003 compared to 34.8% for the second quarter of 2002. The effective income tax rate for the first six months of 2003 was 35.2% compared to 34.8% for the first six months of 2002.

DISCONTINUED OPERATIONS

During the third quarter of 2002, the Company decided to discontinue the operations of certain e-commerce subsidiaries. The Company determined that its plan to offer all or part of these subsidiaries for sale met the held for sale and discontinued operations criteria of SFAS 144. The results of operations for the first six months of 2002 were reclassified to reflect the discontinued operations of these subsidiaries. One of these

ZIONS BANCORPORATION AND SUBSIDIARIES

subsidiaries was sold in December 2002 and another is still held as available for sale, although operations have been significantly curtailed. The Company recorded a small profit on discontinued operations for both the second quarter of 2003 and the first six months of 2003, which included a litigation settlement in the first quarter of 2003.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 8.0% to $24.6 billion for the first six months of 2003 compared to $22.8 billion for the first six months of 2002. Earning assets comprised 88.9% of total average assets for the first six months of 2003, compared with 87.9% for the first six months of 2002.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, increased 40.4% to $1,375 million for the first six months of 2003 compared to $979 million for the first six months of 2002. This increase resulted from a significant acceleration in the rate of deposit growth, particularly in the second half of 2002, relative to loan growth.

Average securities increased 3.7% to $4,137 million for the first six months of 2003 compared to $3,990 million for the first six months of 2002. Average investment portfolio securities increased 2.8% and average trading securities increased 8.5%.

Average net loans and leases increased 7.2% to $19.1 billion for the first six months of 2003 compared to $17.8 billion for the first six months of 2002, representing 77.6% of earning assets in the first six months of 2003 compared to 78.2% in the first six months of 2002. Average net loans and leases were 95.9% of average total deposits for the first six months of 2003 compared to 99.2% for the first six months of 2002.

INVESTMENT SECURITIES

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

	June 30, 2003		December 31, 2002		June 30, 2002

(In millions)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

HELD TO MATURITY
Mortgage-backed securities	$—	$—	$—	$—	$108	$109

AVAILABLE FOR SALE
U.S. Treasury securities	35	38	44	47	51	54
U.S. government agencies and corporations:
Small Business Administration loan-backed securities	750	753	752	756	768	770
Other agency securities	240	244	299	302	656	661
States and political subdivisions	677	682	640	645	546	559
Mortgage/asset-backed and other debt securities	1,894	1,923	1,187	1,208	826	842

	3,596	3,640	2,922	2,958	2,847	2,886

Other securities:
Mutual funds	174	178	317	321	272	278
Stock	13	26	15	25	15	30

	187	204	332	346	287	308

	3,783	3,844	3,254	3,304	3,134	3,194

Total	$3,783	$3,844	$3,254	$3,304	$3,242	$3,303

ZIONS BANCORPORATION AND SUBSIDIARIES

LOANS

The Company has a diversified loan portfolio with some emphasis in real estate (as set forth in the following table), but has no significant exposure to highly leveraged transactions. The commercial real estate loan portfolio is also well diversified by property type and collateral location.

The table below sets forth the amount of loans outstanding by type:

(In millions)	June 30, 2003	December 31, 2002	June 30, 2002

Loans held for sale	$236	$289	$165

Commercial lending:
Commercial and industrial	4,071	4,124	3,990
Leasing	391	384	409
Owner occupied	3,353	3,018	3,030

Total commercial lending	7,815	7,526	7,429

Commercial real estate:
Construction	2,983	2,947	2,968
Term	3,326	3,175	3,071

Total commercial real estate	6,309	6,122	6,039

Consumer:
Home equity credit line	762	651	582
1-4 family residential (1)	3,275	3,209	3,380
Bankcard and other revolving plans (2)	186	205	121
Other (3)	867	1,000	743

Total consumer	5,090	5,065	4,826

Foreign loans	17	5	25

Other receivables	67	126	68

Total loans	$19,534	$19,133	$18,552

(1)	Includes $137.5 million of purchased residential mortgages acquired in June 2003.
(2)	The increase from 6/30/02 to 12/31/02 includes $68.5 million in credit card receivables repurchased from securitizations.
(3)	The increase from 6/30/02 to 12/31/02 includes $361.7 million in auto loans repurchased from securitizations.

Loan growth for the quarter was modest,reflecting the soft economy and the Company’s caution regarding aggressive loan growth in the current economic environment. On-balance-sheet net loans and leases at June 30, 2003 were $19.4 billion, including purchases of $137.5 million of single family mortgages in June 2003. Excluding the purchased loans, net loans and leases increased 4.6% from June 30, 2002 and an annualized increase of 2.8% from December 31, 2002. On balance sheet and sold loans being serviced were $21.8 billion at June 30, 2003, an increase of 3.2% from June 30, 2002 and an annualized increase of 1.4% from December 31, 2002, excluding the purchased loans.

On June 30, 2003, long-term conforming first mortgage real estate loans serviced for others totaled $358 million, and consumer and other loan securitizations, which include loans sold under revolving securitization structures, totaled $2,368 million. During the first six months of 2003, the Company sold $338 million of loans classified in held for sale, and securitized and sold home equity credit line and other loans totaling $241

ZIONS BANCORPORATION AND SUBSIDIARIES

million. During the first six months of 2003, total loans sold were $579 million compared to total loans sold of $722 million during the first six months of 2002.

As of June 30, 2003, the following table shows that the Company had residual interests of $233 million recorded on its balance sheet related to the $2,368 million of loans sold to securitized trusts. The Company does not control or have any equity interest in the trusts. However, as is common with securitized transactions, the Company has retained subordinated interests of $134 million representing the Company’s junior position to other investors in the securities. The capitalized residual cash flows (sometimes called “excess servicing”) of $99 million principally represent the present value of estimated excess cash flows over the life of the sold loans. These excess cash flows are subject to prepayment and credit risk.

	Sold loans being serviced		Residual interests on balance sheet at June 30, 2003

(In millions)	Sales for six months ended June 30, 2003	Outstanding balance at June 30, 2003	Subordinated retained interests	Capitalized residual cash flows	Total

Home equity credit lines	$163	$447	$11	$9	$20
Nonconforming residential real estate loans	—	39	3	1	4
Small business loans	—	1,253	120	81	201
SBA 7(a) loans	23	204	—	3	3
Farmer Mac	55	425	—	5	5

Total	$241	$2,368	$134	$99	$233

RISK ELEMENTS

The following table sets forth the Company’s nonperforming assets:

(In millions)	June 30, 2003	December 31, 2002	June 30, 2002

Nonaccrual loans	$99	$82	$101
Restructured loans	2	2	1
Other real estate owned and other nonperforming assets	18	32	14

Total	$119	$116	$116

% of net loans and leases*, other real estate owned and other nonperforming assets	0.61%	0.61%	0.63%

Accruing loans past due 90 days or more	$35	$37	$32

% of net loans and leases*	0.18%	0.20%	0.18%

*Includes loans held for sale

For the first six months of 2003, the Company experienced stable credit quality performance in a weak economic environment in certain of the Company’s markets. Other real estate owned and other nonperforming assets decreased from December 31, 2002 due primarily to the sale of an office building in Seattle and a retail location in Arizona.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company’s total recorded investment in impaired loans included in nonaccrual loans and leases amounted to $58 million on June 30, 2003 compared to $44 million on December 31, 2002 and $59 million on June 30, 2002. Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are recognized by creating or adjusting an existing allocation of the allowance for loan losses. Included in the allowance for loan losses on June 30, 2003, December 31, 2002, and June 30, 2002, is a required allowance of $5 million, $7 million and $9 million, respectively, on $27 million, $20 million and $25 million, respectively, of the recorded investment in impaired loans.

ALLOWANCE FOR LOAN LOSSES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(In millions)	Six Months Ended June 30, 2003	Twelve Months Ended December 31, 2002	Six Months Ended June 30, 2002

Loans* and leases outstanding (net of unearned income) at end of period	$19,440	$19,040	$18,453

Average loans* and leases outstanding (net of unearned income)	$19,087	$18,114	$17,813

Allowance for loan losses:
Allowance of companies acquired	—	1	—
Allowance associated with repurchased revolving securitized loans	—	10	—
Provision charged against earnings	36	72	34
Loans and leases charged-off:
Commercial lending	(26)	(54)	(26)
Commercial real estate	(1)	(10)	(2)
Consumer	(14)	(20)	(9)

Total	(41)	(84)	(37)

Recoveries:
Commercial lending	4	14	5
Commercial real estate	—	3	—
Consumer	2	4	2

Total	6	21	7

Net loan and lease charge-offs	(35)	(63)	(30)

Balance at end of period	$281	$280	$264

Ratio of annualized net charge-offs to average loans and leases	0.35%	0.35%	0.34%
Ratio of allowance for loan losses to net loans and leases	1.45%	1.47%	1.43%
Ratio of allowance for loan losses to nonperforming loans	277.69%	332.37%	260.01%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	210.22%	234.14%	199.31%

*Includes loans held for sale

ZIONS BANCORPORATION AND SUBSIDIARIES

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the previous table for the periods presented. Included in charge-offs for the first six months of 2003 were approximately $4.5 million related to the auto loan and credit card securitizations repurchased in December 2002.

At June 30, 2003, the allowance for loan losses included an allocation of $9.1 million related to commitments to extend credit for which the Company could separate the credit risk from that of any related loans on the balance sheet and for standby letters of credit. Commitments to extend credit on loans and standby letters of credit on June 30, 2003, December 31, 2002, and June 30, 2002 totaled $8,052 million, $7,915 million, and $7,502 million, respectively.

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

DEPOSITS

Deposit growth for the second quarter of 2003 moderated from the rate experienced during the first quarter and the year 2002. As expected, a governmental deposit of approximately $450 million that was deposited in the fourth quarter of 2002 was withdrawn during the second quarter. Deposits increased 9.8% over balances reported one year ago to $20.6 billion, and increased 4.9% annualized from balances reported at December 31, 2002. Excluding the governmental deposit previously discussed, deposits increased 9.6% annualized from balances reported at year-end. Deposits at June 30, 2003 were down 0.8% from balances reported at March 31, 2003. Excluding the governmental withdrawal, deposits grew at a 5.4% annualized rate during the second quarter.

Average total deposits of $19.9 billion for the first six months of 2003 increased 10.9% compared to $17.9 billion for the first six months of 2002, with average noninterest-bearing demand deposits increasing 15.1%. Average savings and NOW deposits increased 16.8% and average money market and super NOW deposits increased 17.4% during the first six months of 2003 compared to the same period in 2002. Average time deposits under $100,000 decreased 13.0% and time deposits $100,000 and over decreased 15.4% for the first six months of 2003 compared to the same period in 2002. Average foreign deposits increased 53.9% for these same periods.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

As another source of liquidity, the Company’s core deposits, consisting of demand, savings and money market deposits and time deposits under $100,000, constituted 92.9% of total deposits on June 30, 2003, as compared to 92.1% on December 31, 2002 and 91.5% on June 30, 2002.

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

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company filed a prospectus supplement with the Securities and Exchange Commission during the third quarter of 2002 for the issuance of up to $340 million of Senior Medium-Term Notes, Series A and Subordinated Medium-Term Notes, Series B. As of June 30, 2003, the Company had issued $219 million of Senior Medium-Term Notes, compared to $46 million outstanding at December 31, 2002.

In June 2003, the Company repaid $110 million of floating rate subordinated notes that were callable in 2003. Also in June 2003, the Company’s board of directors passed a resolution allowing the issuance of up to $1 billion of new senior and/or subordinated debt, which is to be registered with the Securities and Exchange Commission. Proceeds of this debt will be used to refinance certain currently outstanding debt and for other general corporate purposes.

At June 30, 2003, $199.2 million of dividend capacity was available from subsidiaries to pay to the parent without having to obtain regulatory approval. During the six months ended June 30, 2003, dividends from subsidiaries were $150.5 million. The parent also has a program to issue short-term commercial paper. At June 30, 2003, outstanding commercial paper was $290.9 million. Also at June 30, 2003, the parent had a revolving credit facility with a bank totaling $40 million and a margin borrowing facility totaling $11.8 million. No amounts were outstanding on either of these facilities at June 30, 2003.

Zions First National Bank (“ZFNB”) provides a liquidity facility (“Liquidity Facility”) for a fee to a qualifying special-purpose entity securities conduit (“Conduit”). The Conduit purchases U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Pursuant to the Liquidity Facility contract, ZFNB is required to purchase securities from the Conduit to provide funds for the Conduit to repay maturing commercial paper upon the Conduit’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents to the Conduit. At any given time, the maximum commitment of ZFNB is the lesser of the size of the Liquidity Facility commitment or the market value of the Conduit’s securities portfolio. At June 30, 2003, the size of the Liquidity Facility commitment was up to $5.1 billion and the market value of the Conduit’s securities portfolio was approximately $4.0 billion. No amounts were outstanding under the Liquidity Facility at June 30, 2003.

ZIONS BANCORPORATION AND SUBSIDIARIES

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders’ equity on June 30, 2003 was $2,479 million, an increase of 4.4% over the $2,374 million on December 31, 2002, and an increase of 6.1% over the $2,337 million on June 30, 2002. The Company’s capital ratios are as follows as of the dates indicated:

	June 30, 2003	December 31, 2002	June 30, 2002

Tangible common equity ratio	6.20%	6.06%	6.03%
Average common equity to average assets (three months ended)	8.78%	8.80%	8.87%

Risk-based capital ratios:
Tier 1 leverage	7.59%	7.56%	6.48%
Tier 1 risk-based capital	9.14%	9.26%	8.05%
Total risk-based capital	12.19%	12.94%	11.86%

The decrease in the total risk-based capital ratio at June 30, 2003 to 12.19% from 12.94% is primarily the result of the repayment of $110 million of subordinated debt, which was includable in total risk-based capital.

During the second quarter of 2003, the Company repurchased 646,168 shares of common stock at a cost of $32.2 million, or an average price of $49.88 per share. For the first six months of 2003, the Company has repurchased 1,224,648 shares at a cost of $56.5 million, or an average price of $46.10 per share. On April 25, 2003, the board of directors authorized the Company to repurchase $50 million of Company common stock, which superseded all previous buyback authorizations. As of June 30, 2003, the Company had $21.1 million remaining in its currently authorized share repurchase program. During the first six months of 2002, the Company repurchased 1,042,980 shares of common stock at a cost of $56.5 million, or an average price of $54.13 per share.

On July 15, 2003, the board of directors declared a regular quarterly dividend of $.30 per common share beginning with the third quarter of 2003. This is a 43% increase over the $.21 per common share for the first and second quarters of 2003. Such $.09 per share dividend increase will increase total quarterly dividend payments by approximately $8 million. The Company’s decision to significantly increase its dividend reflects its continued strong internal capital generation, as well as recent tax law changes. Dividends for each quarter during 2002 were $.20 per common share. The common cash dividend payout of net income for the second quarter of 2003 was 20.5%, compared to 21.7% for the first quarter of 2003 and 22.4% for the second quarter of 2002.

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

An evaluation was carried out by the Company’s management with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report these disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material effect on its consolidated financial position, operations, or liquidity.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	a)	Exhibits

		Exhibit Number		Description

		3.1		Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2

Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.

*

		3.3		Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3 of Form 10-Q for the quarter ended June 30, 1998.	*

		3.4		Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

		3.5		Restated Bylaws of Zions Bancorporation dated January 19, 2001, incorporated by reference to Exhibit 3.4 of Form S-4 filed February 5, 2001.	*

		10.1		Zions Bancorporation Restated Deferred Compensation Plan for Directors (Effective July 1, 2003) (filed herewith).

		31.1		Certification by Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

		31.2		Certification by Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

		32		Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350 (furnished herewith).

			*	Incorporated by reference

ZIONS BANCORPORATION AND SUBSIDIARIES

b)	Reports on Form 8-K

Zions Bancorporation filed the following reports on Form 8-K during the quarter ended June 30, 2003:

Form 8-K filed on April 17, 2003 (Items 7 and 9) – Copy of Press Release issued April 17, 2003 announcing 2003 first quarter earnings.

Form 8-K filed on April 30, 2003 (Items 7 and 9) – Copy of Press Release issued April 25, 2003 announcing Board of Directors’ authorization of a $50 million stock buyback and a $.21 dividend payable May 28, 2003.

Form 8-K filed on April 30, 2003 (Items 7 and 9) – Copy of Press Release issued April 25, 2003 announcing the election of Patricia Frobes to the Board of Directors and the retirement of I. J. Wagner from the Board.

Form 8-K filed on May 15, 2003 (Items 7 and 9) – Copies of certifications by the Chief Executive Officer, Harris H. Simmons, and Chief Financial Officer, Doyle L. Arnold, to the Securities and Exchange Commission as required by 18 U.S.C. Section 1350 and adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

Form 8-K filed on June 30, 2003 (Items 7 and 9) – Copies of certifications by the Chief Executive Officer, Harris H. Simmons, and Chief Financial Officer, Doyle L. Arnold, to the Securities and Exchange Commission as required by 18 U.S.C. Section 1350 and adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the Company’s Annual Report on Form 11-K of Zions Bancorporation Payshelter 401(k) Plan for the year ended December 31, 2002.

Form 8-K filed on July 1, 2003 (Item 5) – Disclosure of Zions Bancorporation auction of its shares of ICAP plc (formerly known as Garban-Intercapital plc) for proceeds of approximately $107 million.

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
Dated: August 14, 2003