Form 10-Q/A
period 2003-06-30
ZIONS BANCORPORATION /UT/
filed 2003-09-29
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X    No _

Indicate by check mark whether the registrant is an accelrated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X    No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at August 5, 2003           89,734,812 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM AMENDED

This Form 10-Q/A is being filed to include ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS of PART II. OTHER INFORMATION. This Item was omitted from the Form 10-Q filed August 14, 2003 for the quarter ended June 30, 2003. This Form 10-Q/A is filed solely to correct this omission.

INDEX

		Page
PART II. OTHER INFORMATION
ITEM 4.	Submission of Matters to a Vote of Security Holders	3
ITEM 6.	Exhibits and Reports on Form 8-K	3
SIGNATURES		5

ZIONS BANCORPORATION AND SUBSIDIARIES PART II. OTHER INFORMATION ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The annual meeting of shareholders was held on April 25, 2003. The total number of shares eligible for voting was 90,457,596; the total shares voted were 70,220,097.
b)	Election of Directors

Proxies were solicited by the Company’s management pursuant to Regulation 14A of the Securities Exchange Act of 1934. Those directors nominated (Proposal 1) in the proxy statement are shown under c) below. There was no solicitation opposing management’s nominees for directors and all such nominees were elected pursuant to the vote of the shareholders. Directors whose terms of office continued after the meeting were:

Jerry C. Atkin Stephen D. Quinn Shelley Thomas Williams	Roger B. Porter L. E. Simmons

c)	The matters voted upon and the results were as follows: (1) Nomination and Election of Directors (Proposal 1):

	For	Withhold Authority
R. D. Cash Patricia Frobes Richard H. Madsen Harris H. Simmons	69,409,125 69,336,672 67,402,012 69,095,033	672,175 724,678 2,664,938 1,072,893

(2) Proposal to Amend the Zions Bancorporation 1998 Non-Qualified Stock Option and Incentive Plan (Proposal 2), to increase the number of shares available under the plan:

For	Against	Withhold Authority
60,145,771	8,980,182	969,358

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit Number	Description
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).
32	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. §1350 (furnished herewith).

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Harris H. Simmons —————————————— Harris H. Simmons, Chairman, President and Chief Executive Officer
Dated: September 29, 2003	/s/ Doyle L. Arnold —————————————— Doyle L. Arnold, Executive Vice President and Chief Financial Officer