Form 10-Q
period 2003-09-30
ZIONS BANCORPORATION /UT/
filed 2003-11-13
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at November 5, 2003	89,859,546 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2003	December 31, 2002	September 30, 2002
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,168,611	$1,087,296	$1,025,447
Money market investments:
Interest-bearing deposits	618	1,690	1,091
Federal funds sold	9,349	96,077	239,055
Security resell agreements	479,465	444,995	958,098
Investment securities:
Available for sale, at market	3,946,261	3,304,341	3,060,160
Trading account, at market (includes $108,772, $110,886, and $274,031 transferred as collateral under repurchase agreements)	393,695	331,610	366,414

	4,339,956	3,635,951	3,426,574
Loans:
Loans held for sale	216,026	289,499	250,062
Loans, leases and other receivables	19,313,092	18,843,006	18,165,833

	19,529,118	19,132,505	18,415,895
Less:
Unearned income and fees, net of related costs	95,017	92,662	94,544
Allowance for loan losses	281,311	279,593	265,406

Net loans	19,152,790	18,760,250	18,055,945

Other noninterest-bearing investments	573,726	601,641	601,292
Premises and equipment, net	403,090	393,630	386,730
Goodwill	654,161	730,031	724,353
Core deposit and other intangibles	72,265	82,920	82,146
Other real estate owned	27,424	31,608	12,625
Other assets	722,733	699,600	775,958

	$27,604,188	$26,565,689	$26,289,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$5,726,664	$5,117,458	$4,932,736
Interest-bearing:
Savings and money market	12,065,766	11,654,258	11,138,714
Time under $100,000	1,553,127	1,766,844	1,834,638
Time $100,000 and over	1,327,629	1,402,189	1,459,621
Foreign	200,938	191,231	115,323

	20,874,124	20,131,980	19,481,032

Securities sold, not yet purchased	262,439	203,838	209,540
Federal funds purchased	904,839	819,807	672,962
Security repurchase agreements	690,910	861,177	756,426
Accrued liabilities	474,665	535,044	634,334
Commercial paper	109,771	291,566	339,575
Federal Home Loan Bank advances and other borrowings:
One year or less	15,790	15,554	512,793
Over one year	233,027	240,698	241,135
Long-term debt	1,532,436	1,069,505	1,060,888

Total liabilities	25,098,001	24,169,169	23,908,685

Minority interest	20,216	22,677	23,028

Shareholders’ equity:
Capital stock:
Preferred stock, without par value; authorized 3,000,000 shares; issued and outstanding, none	—	—	—
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 89,864,022, 90,717,692, and 91,154,578 shares	991,866	1,034,888	1,048,803
Retained earnings	1,470,063	1,292,741	1,223,437
Accumulated other comprehensive income	27,028	46,214	85,361
Shares held in trust for deferred compensation, at cost	(2,986)	—	—

Total shareholders’ equity	2,485,971	2,373,843	2,357,601

	$27,604,188	$26,565,689	$26,289,314

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$293,997	$310,914	$889,212	$926,621
Interest on loans held for sale	2,005	1,802	6,735	6,729
Lease financing	5,512	5,146	14,525	15,948
Interest on money market investments	2,762	4,507	10,310	12,403
Interest on securities:
Held to maturity—taxable	—	—	—	2,292
Available for sale—taxable	31,669	31,669	91,592	99,797
Available for sale—nontaxable	7,167	6,816	21,919	19,823
Trading account	6,280	5,766	18,035	16,679

Total interest income	349,392	366,620	1,052,328	1,100,292

Interest expense:
Interest on savings and money market deposits	24,926	42,948	86,086	124,431
Interest on time and foreign deposits	16,896	27,353	56,630	89,605
Interest on borrowed funds	30,491	35,013	92,372	109,696

Total interest expense	72,313	105,314	235,088	323,732

Net interest income	277,079	261,306	817,240	776,560
Provision for loan losses	18,260	22,309	53,960	56,104

Net interest income after provision for loan losses	258,819	238,997	763,280	720,456

Noninterest income:
Service charges and fees on deposit accounts	33,747	30,368	97,266	88,154
Loan sales and servicing income	24,385	19,792	64,798	46,066
Other service charges, commissions and fees	23,288	20,469	66,675	60,829
Trust and investment management income	5,082	4,447	15,541	14,025
Income from securities conduit	7,345	5,188	21,276	13,850
Dividends and other investment income	7,008	10,373	20,836	26,603
Market making, trading and nonhedge derivative income	7,279	7,427	24,972	31,328
Equity securities gains (losses), net	77,425	(26,452)	65,061	(25,268)
Fixed income securities gains (losses), net	(900)	327	(546)	387
Other	5,517	2,876	11,463	14,272

Total noninterest income	190,176	74,815	387,342	270,246

Noninterest expense:
Salaries and employee benefits	122,550	124,978	368,838	358,708
Occupancy, net	19,488	17,117	52,999	51,163
Furniture and equipment	16,612	15,609	48,296	47,762
Legal and professional services	6,944	5,639	17,977	17,883
Postage and supplies	6,351	6,377	19,662	20,461
Advertising	4,188	3,631	13,109	15,933
Restructuring charges	766	2,691	1,872	2,691
Amortization of core deposit and other intangibles	3,568	3,336	10,671	10,008
Debt extinguishment cost	24,210	—	24,210	—
Impairment losses on long-lived assets	1,620	3,977	2,534	3,977
Other	39,209	35,803	115,727	111,534

Total noninterest expense	245,506	219,158	675,895	640,120

Impairment loss on goodwill	75,628	—	75,628	—

Income from continuing operations before income taxes and minority interest	127,861	94,654	399,099	350,582
Income taxes	66,511	31,772	161,861	120,744
Minority interest	(2,849)	(2,486)	(6,745)	(3,211)

Income from continuing operations	64,199	65,368	243,983	233,049

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Discontinued operations:
Loss from operations of discontinued subsidiaries	$(1,051)	$(5,199)	$(466)	$(15,125)
Impairment losses and loss on sale	(2,407)	(28,691)	(2,407)	(28,691)
Income tax benefit	(1,343)	(7,968)	(1,103)	(11,919)

Loss on discontinued operations	(2,115)	(25,922)	(1,770)	(31,897)

Income before cumulative effect of change in accounting principle	62,084	39,446	242,213	201,152
Cumulative effect of change in accounting principle, net of tax (1)	—	—	—	(32,369)

Net income	$62,084	$39,446	$242,213	$168,783

Weighted average shares outstanding during the period:
Basic shares	89,754	91,499	90,094	91,775
Diluted shares	90,811	92,017	90,621	92,424

Net income per common share:
Basic:
Income from continuing operations	$0.72	$0.71	$2.71	$2.54
Loss on discontinued operations	(0.03)	(0.28)	(0.02)	(0.35)
Cumulative effect of change in accounting principle	—	—	—	(0.35)

Net income	$0.69	$0.43	$2.69	$1.84

Diluted:
Income from continuing operations	$0.71	$0.71	$2.69	$2.52
Loss on discontinued operations	(0.03)	(0.28)	(0.02)	(0.34)
Cumulative effect of change in accounting principle	—	—	—	(0.35)

Net income	$0.68	$0.43	$2.67	$1.83

(1)	For the nine months ended September 30, 2002, the cumulative effect adjustment relates to an impairment charge from the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, net of income tax benefit of $2,676.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended September 30, 2003
			Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Investments and Retained Interests	Net Unrealized Gains (Losses) on Derivative Instruments	Minimum Pension Liability	Subtotal	Shares Held in Trust for Deferred Compensation	Total Shareholders’ Equity
Balance, January 1, 2003	$1,034,888	$1,292,741	$44,151	$25,420	$(23,357)	$46,214	$—	$2,373,843
Comprehensive income:
Net income for the period		242,213						242,213
Other comprehensive income, net of tax:
Net realized and unrealized holding losses during the period, net of income tax benefit of $1,366			(2,205)			(2,205)
Reclassification for net realized gains recorded in operations, net of income tax expense of $8,341			(13,465)			(13,465)
Net unrealized losses on derivative instruments, net of reclassification to operations of $30,941 and income tax benefit of $2,263				(3,516)		(3,516)

Other comprehensive loss			(15,670)	(3,516)	—	(19,186)		(19,186)

Total comprehensive income								223,027
Stock redeemed and retired	(75,730)							(75,730)
Stock options exercised, net of shares tendered and retired	32,708							32,708
Cash dividends—common, $.72 per share		(64,891)						(64,891)
Cost of shares held in trust for deferred compensation							(2,986)	(2,986)

Balance, September 30, 2003	$991,866	$1,470,063	$28,481	$21,904	$(23,357)	$27,028	$(2,986)	$2,485,971

	Nine Months Ended September 30, 2002
			Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Investments and Retained Interests	Net Unrealized Gains (Losses) on Derivative Instruments	Minimum Pension Liability	Subtotal	Shares Held in Trust for Deferred Compensation	Total Shareholders’ Equity
Balance, January 1, 2002	$1,111,214	$1,109,704	$31,774	$28,177		$59,951		$2,280,869
Comprehensive income:
Net income for the period		168,783						168,783
Other comprehensive income, net of tax:
Net realized and unrealized holding gains during the period, net of income tax expense of $22,355			36,089			36,089
Reclassification for net realized gains recorded in operations, net of income tax expense of $1,306			(2,109)			(2,109)
Net unrealized losses on derivative instruments, net of reclassification to operations of $27,907 and income tax benefit of $5,309				(8,570)		(8,570)

Other comprehensive income (loss)			33,980	(8,570)		25,410		25,410

Total comprehensive income								194,193
Stock redeemed and retired	(83,452)							(83,452)
Stock options exercised, net of shares tendered and retired	21,041							21,041
Cash dividends—common, $.60 per share		(55,050)						(55,050)

Balance, September 30, 2002	$1,048,803	$1,223,437	$65,754	$19,607		$85,361		$2,357,601

Total comprehensive income for the three months ended September 30, 2003 and 2002 was $28,696 and $61,824, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,084	$39,446	$242,213	$168,783
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	—	—	32,369
Impairment losses on goodwill and long-lived assets	77,248	32,668	78,162	32,668
Debt extinguishment cost	24,210	—	24,210	—
Provision for loan losses	18,260	22,309	53,960	56,104
Depreciation of premises and equipment	16,087	14,485	44,573	44,612
Amortization	10,511	8,304	26,689	29,684
Loss to minority interest	(2,849)	(2,486)	(6,745)	(3,211)
Equity securities losses (gains), net	(77,425)	26,452	(65,061)	25,268
Fixed income securities losses (gains), net	900	(327)	546	(387)
Proceeds from sales of trading account securities	60,654,383	60,199,468	203,977,487	181,104,898
Increase in trading account securities	(60,663,350)	(60,258,339)	(204,039,572)	(181,368,416)
Proceeds from sales of loans held for sale	162,317	118,588	500,715	377,036
Increase in loans held for sale	(126,295)	(203,275)	(411,492)	(329,139)
Net gains on sales of loans, leases and other assets	(27,993)	(12,857)	(52,229)	(25,592)
Net increase in cash surrender value of bank owned life insurance	(4,903)	(4,822)	(14,500)	(14,020)
Undistributed earnings of affiliates	(1,484)	(3,556)	(4,213)	(9,990)
Change in accrued income taxes	(59,145)	34,631	(86,261)	40,448
Change in accrued interest receivable	4,048	20,466	4,425	36,197
Change in other assets	57,695	(4,840)	(176)	(131,005)
Change in other liabilities	(26,265)	176,131	(22,511)	187,327
Change in accrued interest payable	42,001	(38,466)	38,758	(34,443)
Other, net	3,281	(598)	9,293	(3,098)

Net cash provided by operating activities	143,316	163,382	298,271	216,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	86,944	(879,465)	52,352	(916,241)
Proceeds from maturities of investment securities held to maturity	—	206	—	1,415
Purchases of investment securities held to maturity	—	—	—	(29,400)
Proceeds from sales of investment securities available for sale	623,971	1,555,742	4,222,477	8,525,290
Proceeds from maturities of investment securities available for sale	269,469	577,946	913,277	1,550,126
Purchases of investment securities available for sale	(1,023,196)	(1,873,405)	(5,788,425)	(9,705,997)
Proceeds from sales of loans and leases	730,441	755,061	994,821	1,229,983
Net increase in loans and leases	(769,985)	(545,293)	(1,514,521)	(2,337,512)
Proceeds from sales of other noninterest bearing investments	109,951	—	109,951	—
Payments on leveraged leases	(3,680)	(3,575)	(9,118)	(9,160)
Principal collections on leveraged leases	3,680	3,575	9,118	9,160
Proceeds from sales of premises and equipment	672	1,039	1,859	6,379
Purchases of premises and equipment	(18,177)	(40,989)	(61,371)	(74,600)
Proceeds from sales of other assets	10,113	4,716	36,675	17,430
Net cash paid for net liabilities on branches sold	—	—	—	(68,352)

Net cash provided by (used in) investing activities	20,203	(444,442)	(1,032,905)	(1,801,479)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$248,378	$692,603	$741,062	$1,722,181
Net change in short-term funds borrowed	(783,116)	(640,887)	(208,193)	(223,962)
Proceeds from FHLB advances and other borrowings over one year	3,141	1,500	3,141	3,000
Payments on FHLB advances and other borrowings over one year	(9,382)	(895)	(10,812)	(2,323)
Proceeds from issuance of long-term debt	570,465	285,000	743,395	285,000
Debt issuance costs	(4,159)	(9,355)	(4,159)	(9,702)
Payments on long-term debt	(197,527)	(4,474)	(313,757)	(22,116)
Debt extinguishment cost	(24,210)	—	(24,210)	—
Proceeds from issuance of common stock	22,394	3,527	30,103	18,648
Payments to redeem common stock	(19,272)	(26,991)	(75,730)	(83,452)
Dividends paid	(26,936)	(18,299)	(64,891)	(55,050)

Net cash provided by (used in) financing activities	(220,224)	281,729	815,949	1,632,224

Net increase (decrease) in cash and due from banks	(56,705)	669	81,315	46,838
Cash and due from banks at beginning of period	1,225,316	1,024,778	1,087,296	978,609

Cash and due from banks at end of period	$1,168,611	$1,025,447	$1,168,611	$1,025,447

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$84,496	$103,532	$250,705	$316,841
Income taxes	49,930	7,790	179,767	89,750
Loans transferred to other real estate owned	20,611	3,648	35,902	20,192

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

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

Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2002.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting for derivatives, including certain derivative instruments embedded in other contracts, and for certain hedging activities entered into after June 30, 2003. In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 affects the issuer’s accounting for certain freestanding financial instruments that have both debt and equity characteristics. Generally, it must be applied for interim financial reporting periods beginning after June 15, 2003. Neither of these statements had a material impact on the Company’s financial position or results of operations.

See Notes 4 and 5 for discussions of other recent accounting pronouncements.

3. STOCK-BASED COMPENSATION

The following disclosures are required for interim financial statements by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement provides guidance to transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion 25 (“APB 25”), Accounting for Stock Issued to Employees, to the fair value method of accounting under SFAS 123, Accounting for Stock-Based Compensation. The Company continues to account for its stock-based compensation plans under APB 25 and has not recorded any compensation expense, as the exercise price of the stock was equal to its quoted market price on the date of grant.

ZIONS BANCORPORATION AND SUBSIDIARIES

The impact on net income and net income per common share if the Company had applied the provisions of SFAS 123 to stock-based employee compensation is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$62,084	$39,446	$242,213	$168,783
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,738)	(5,468)	(13,385)	(15,267)

Pro forma net income	$58,346	$33,978	$228,828	$153,516

Net income per common share:
Basic—as reported	$0.69	$0.43	$2.69	$1.84
Basic—pro forma	0.65	0.37	2.54	1.67

Diluted—as reported	0.68	0.43	2.67	1.83
Diluted—pro forma	0.64	0.37	2.53	1.66

4.    GUARANTEES

The following are the performance and financial letters of credit issued by the Company as guarantees that come under the provisions of FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (in thousands):

	September 30,
	2003	2002
Standby letters of credit:
Performance	$87,649	$88,401
Financial	348,149	236,704

	$435,798	$325,105

The Company’s Annual Report on Form 10-K for the year ended December 31, 2002 contains further information on the nature of these letters of credit along with their terms and collateral requirements. The adoption of FIN 45 was not material to the Company’s financial position or results of operations.

At September 30, 2003, the Company has guaranteed approximately $580 million of debt issued by various subsidiaries.

Zions First National Bank (“ZFNB”) provides a liquidity facility (“Liquidity Facility”) for a fee to a qualifying special-purpose entity securities conduit (“Conduit”). The Conduit purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Pursuant to the Liquidity Facility contract, ZFNB is required to purchase securities from the Conduit to provide funds for the Conduit to repay maturing commercial paper upon the Conduit’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents to the Conduit. At any given time, the maximum commitment of ZFNB is the lesser of the size of the Liquidity Facility commitment or the market value of the Conduit’s securities portfolio. At September 30, 2003, the size of the Liquidity Facility commitment was $5.1 billion and the market value of the Conduit’s securities

ZIONS BANCORPORATION AND SUBSIDIARIES

portfolio was approximately $4.6 billion. No amounts were outstanding under the Liquidity Facility at September 30, 2003.

In June 2003, the FASB issued for public comment an Exposure Draft, Qualifying Special-Purpose Entities and Isolation of Transferred Assets, that would amend SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This new guidance proposes to change the requirements that an entity must meet to be considered a qualifying special-purpose entity. If this guidance were adopted as presently proposed, the Company would be required to consolidate the Conduit discussed above in its financial statements. In October 2003, the FASB agreed to issue a revised Exposure Draft; however, management does not believe the anticipated revisions would change the proposed requirement for consolidation. Management is considering its options with regard to the ongoing business operations of the Conduit.

5.    ACCOUNTING FOR VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides guidance on identifying a variable interest entity (“VIE”) and determining when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in a company’s consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN 46 are required immediately for companies with an interest in a VIE created after January 31, 2003. A public company with an interest in a VIE created before February 1, 2003 was to apply the provisions of FIN 46 as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. In October 2003, the FASB agreed to a broad-based deferral of the effective date of FIN 46 until December 31, 2003 for interests in a VIE created before February 1, 2003. The new date was determined to allow time for implementation issues to be addressed through the issuance of certain modifications to FIN 46. Among the issues that may be addressed are the applicability of FIN 46 to trust accounts for which a bank is trustee and to troubled loan work out situations.

Zions First National Bank holds variable interests in securitization structures as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. All such structures are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46. As noted in previous quarters, the Company assessed the impact of FIN 46 on one other VIE and determined that it did not have to be consolidated in the Company’s financial statements. The Company is continuing to assess the impact of FIN 46 and any proposed modifications.

6.    GOODWILL

The impairment loss on goodwill of $75.6 million relates to the restructuring of Vectra Bank Colorado (“Vectra”). As discussed in previous quarters, Vectra has taken a number of steps to improve performance, including the engagement of a national consulting firm to analyze its operations and improve profitability. As a result of this analysis, Vectra is restructuring to refocus its marketing efforts.

Part of the impairment loss consists of $7.1 million related to 11 branches that the Company offered for sale as part of the restructuring. The amount was determined by comparing the carrying value of the branches to their fair value based on bids, letters of intent and current negotiations.

The remaining $68.5 million relates to an impairment analysis on the retained operations of Vectra performed as a result of the restructuring. The amount was determined based on the calculation process

ZIONS BANCORPORATION AND SUBSIDIARIES

specified in SFAS 142, which compares carrying value to the determined fair value of assets and liabilities excluding the branches held for sale. The determination of the fair values by independent valuation consultants was made by a combination of an income approach using a discounted projected cash flow analysis and market value approaches using guideline companies and acquisition transactions.

The total impairment loss of $75.6 million accounts for substantially all the change in recorded goodwill at the end of the third quarter of 2003 compared to the second quarter. The nondeductibility of the impairment loss for income tax purposes resulted in an increase in the effective tax rate for both the third quarter and year-to-date results.

7.    DEBT FINANCING

In September 2003, the Company issued $500 million of 6.00% fixed rate subordinated notes due in September 2015. The notes are not redeemable prior to maturity and require semiannual interest payments. The Company subsequently hedged these notes with LIBOR-based floating interest rate swaps. This new debt is part of a $1,050 million shelf registration statement filed with the Securities and Exchange Commission in August 2003 for the issuance of senior or subordinated debt securities at fixed or floating rates.

In September 2003, the Company conducted a “modified Dutch auction” tender offer in which $197.4 million of the Company’s floating rate subordinated notes due in May and October 2011 were repurchased. The associated debt extinguishment cost of $24.2 million is separately included in noninterest expense in the statement of income. In October 2003, the Company repaid $50 million of its Senior Floating Rate Medium-Term Notes due in October 2004 that were callable in 2003.

In November 2003, under the shelf registration, the Company issued an additional $150 million of 2.70% fixed rate Senior Notes due in May 2006, which were also hedged with LIBOR-based floating interest rate swaps.

8.    OPERATING SEGMENT INFORMATION

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company initiated a program in 2002 to allocate income between certain of its banking subsidiaries to better match revenues from hedging strategies to the operating units which gave rise to the exposures being hedged. Allocated income (expense) from this program included in net interest income of the banking subsidiaries is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Zions First National Bank	$(6.5)	$(14.8)	$(20.1)	$(39.5)
Nevada State Bank	0.6	2.7	2.0	8.9
National Bank of Arizona	1.7	3.6	5.2	8.7
Vectra Bank Colorado	3.1	6.7	9.5	17.9
The Commerce Bank of Washington	1.1	1.8	3.4	4.0

	$—	$—	$—	$—

Effective January 1, 2003, the Company changed the method by which it allocates this hedge program income (expense). Therefore, the amounts allocated to each segment for the periods shown are not directly comparable. Further, the amount of allocated hedge income (expense) continues to decrease as the underlying hedges mature and new hedges are being recorded directly at the banking subsidiaries.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended September 30, 2003 and 2002:

(In millions)	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona
	2003	2002	2003	2002	2003	2002	2003	2002
CONDENSED INCOME STATEMENT
Net interest income	$85.9	$72.5	$95.5	$94.0	$32.4	$31.9	$32.9	$30.0
Provision for loan losses	11.0	12.0	3.9	6.5	1.6	1.0	—	0.1

Net interest income after provision for loan losses	74.9	60.5	91.6	87.5	30.8	30.9	32.9	29.9
Noninterest income	64.3	31.1	20.5	19.3	8.0	6.8	5.1	4.0
Noninterest expense	83.2	79.8	56.1	58.7	21.8	20.8	19.3	18.3
Impairment loss on goodwill	—	—	—	—	—	—	—	—

Income from continuing operations before income taxes and minority interest	56.0	11.8	56.0	48.1	17.0	16.9	18.7	15.6
Income tax expense (benefit)	18.0	3.3	22.4	19.2	5.8	5.8	7.5	6.2
Minority interest	(0.2)	(0.9)	—	—	—	—	—	—

Income from continuing operations	38.2	9.4	33.6	28.9	11.2	11.1	11.2	9.4
Income (loss) on discontinued operations	—	—	—	—	—	—	—	—

Income before cumulative effect adjustment	38.2	9.4	33.6	28.9	11.2	11.1	11.2	9.4
Cumulative effect adjustment	—	—	—	—	—	—	—	—

Net income (loss)	$38.2	$9.4	$33.6	$28.9	$11.2	$11.1	$11.2	$9.4

AVERAGE BALANCE SHEET DATA
Assets	$11,566	$10,554	$8,844	$8,670	$2,861	$2,598	$2,943	$2,681
Net loans and leases	6,926	6,768	6,143	5,846	2,045	1,712	2,170	1,821
Deposits	6,994	6,376	7,391	6,886	2,522	2,263	2,518	2,280
Shareholder’s equity	713	679	971	1,035	182	164	230	210

(In millions)	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company
	2003	2002	2003	2002	2003	2002	2003	2002
CONDENSED INCOME STATEMENT
Net interest income	$25.8	$29.1	$6.3	$7.1	$(1.7)	$(3.3)	$277.1	$261.3
Provision for loan losses	1.3	1.3	0.5	0.6	—	0.8	18.3	22.3

Net interest income after provision for loan losses	24.5	27.8	5.8	6.5	(1.7)	(4.1)	258.8	239.0
Noninterest income	10.0	9.0	0.3	0.4	82.0	4.2	190.2	74.8
Noninterest expense	27.1	25.5	2.5	2.6	35.5	13.5	245.5	219.2
Impairment loss on goodwill	75.6	—	—	—	—	—	75.6	—

Income from continuing operations before income taxes and minority interest	(68.2)	11.3	3.6	4.3	44.8	(13.4)	127.9	94.6
Income tax expense (benefit)	7.3	4.1	1.2	1.5	4.3	(8.3)	66.5	31.8
Minority interest	—	—	—	—	(2.6)	(1.6)	(2.8)	(2.5)

Income from continuing operations	(75.5)	7.2	2.4	2.8	43.1	(3.5)	64.2	65.3
Income (loss) on discontinued operations	—	—	—	—	(2.1)	(25.9)	(2.1)	(25.9)

Income before cumulative effect adjustment	(75.5)	7.2	2.4	2.8	41.0	(29.4)	62.1	39.4
Cumulative effect adjustment	—	—	—	—	—	—	—	—

Net income (loss)	$(75.5)	$7.2	$2.4	$2.8	$41.0	$(29.4)	$62.1	$39.4

AVERAGE BALANCE SHEET DATA
Assets	$2,701	$2,649	$674	$557	$(892)	$(1,280)	$28,697	$26,429
Net loans and leases	1,853	1,857	323	320	118	119	19,578	18,443
Deposits	1,846	1,790	478	401	(1,324)	(1,145)	20,425	18,851
Shareholder’s equity	450	443	50	40	(106)	(166)	2,490	2,405

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the nine months ended September 30, 2003 and 2002:

(In millions)	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona
	2003	2002	2003	2002	2003	2002	2003	2002
CONDENSED INCOME STATEMENT
Net interest income	$254.3	$219.1	$286.4	$282.7	$93.3	$94.8	$94.8	$87.0
Provision for loan losses	34.5	31.3	10.2	15.0	4.7	3.2	—	1.1

Net interest income after provision for loan losses	219.8	187.8	276.2	267.7	88.6	91.6	94.8	85.9
Noninterest income	170.7	138.4	58.2	59.9	24.2	20.9	16.8	14.1
Noninterest expense	236.7	230.3	171.4	176.8	64.1	61.9	58.3	51.6
Impairment loss on goodwill	—	—	—	—	—	—	—	—

Income from continuing operations before income taxes and minority interest	153.8	95.9	163.0	150.8	48.7	50.6	53.3	48.4
Income tax expense (benefit)	48.7	31.4	65.2	60.9	16.6	17.2	21.2	19.2
Minority interest	(0.5)	(1.1)	—	—	—	—	—	—

Income from continuing operations	105.6	65.6	97.8	89.9	32.1	33.4	32.1	29.2
Income (loss) on discontinued operations	—	—	—	—	—	—	—	—

Income before cumulative effect adjustment	105.6	65.6	97.8	89.9	32.1	33.4	32.1	29.2
Cumulative effect adjustment	—	—	—	—	—	—	—	—

Net income (loss)	$105.6	$65.6	$97.8	$89.9	$32.1	$33.4	$32.1	$29.2

AVERAGE BALANCE SHEET DATA
Assets	$11,407	$10,288	$8,750	$8,548	$2,800	$2,551	$2,868	$2,634
Net loans and leases	6,804	6,561	6,100	5,771	1,958	1,631	2,076	1,817
Deposits	6,923	5,896	7,155	6,778	2,463	2,212	2,439	2,225
Shareholder’s equity	693	657	983	1,017	176	162	230	212

(In millions)	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company
	2003	2002	2003	2002	2003	2002	2003	2002
CONDENSED INCOME STATEMENT
Net interest income	$75.9	$85.2	$18.4	$18.8	$(5.8)	$(11.0)	$817.3	$776.6
Provision for loan losses	4.1	3.7	0.5	1.0	—	0.8	54.0	56.1

Net interest income after provision for loan losses	71.8	81.5	17.9	17.8	(5.8)	(11.8)	763.3	720.5
Noninterest income	29.7	24.2	1.2	1.3	86.5	11.4	387.3	270.2
Noninterest expense	77.5	75.6	8.2	7.8	59.7	36.1	675.9	640.1
Impairment loss on goodwill	75.6	—	—	—	—	—	75.6	—

Income from continuing operations before income taxes and minority interest	(51.6)	30.1	10.9	11.3	21.0	(36.5)	399.1	350.6
Income tax expense (benefit)	13.2	10.7	3.8	4.0	(6.9)	(22.7)	161.8	120.7
Minority interest	—	—	—	—	(6.2)	(2.1)	(6.7)	(3.2)

Income from continuing operations	(64.8)	19.4	7.1	7.3	34.1	(11.7)	244.0	233.1
Income (loss) on discontinued operations	—	—	—	—	(1.8)	(31.9)	(1.8)	(31.9)

Income before cumulative effect adjustment	(64.8)	19.4	7.1	7.3	32.3	(43.6)	242.2	201.2
Cumulative effect adjustment	—	—	—	—	—	(32.4)	—	(32.4)

Net income (loss)	$(64.8)	$19.4	$7.1	$7.3	$32.3	$(76.0)	$242.2	$168.8

AVERAGE BALANCE SHEET DATA
Assets	$2,729	$2,606	$644	$543	$(1,183)	$(1,088)	$28,015	$26,082
Net loans and leases	1,859	1,837	321	306	134	102	19,252	18,025
Deposits	1,877	1,743	452	387	(1,234)	(989)	20,075	18,252
Shareholder’s equity	446	439	48	40	(125)	(196)	2,451	2,331

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

(In thousands, except per share and ratio data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
EARNINGS
Taxable-equivalent net interest income	$282,776	$266,660	6.04%	$834,550	$792,247	5.34%
Net interest income	277,079	261,306	6.04%	817,240	776,560	5.24%
Noninterest income	190,176	74,815	154.20%	387,342	270,246	43.33%
Provision for loan losses	18,260	22,309	(18.15)%	53,960	56,104	(3.82)%
Noninterest expense	245,506	219,158	12.02%	675,895	640,120	5.59%
Impairment loss on goodwill	75,628	—		75,628	—
Income before income taxes and minority interest	127,861	94,654	35.08%	399,099	350,582	13.84%
Income taxes	66,511	31,772	109.34%	161,861	120,744	34.05%
Minority interest	(2,849)	(2,486)	14.60%	(6,745)	(3,211)	110.06%
Income from continuing operations	64,199	65,368	(1.79)%	243,983	233,049	4.69%
Loss on discontinued operations	(2,115)	(25,922)	91.84%	(1,770)	(31,897)	94.45%
Cumulative effect adjustment	—	—		—	(32,369)	100.00%
Net income	62,084	39,446	57.39%	242,213	168,783	43.51%

PER COMMON SHARE
Net income (diluted)	0.68	0.43	58.14%	2.67	1.83	45.90%
Income from continuing operations (diluted)	0.71	0.71	—	2.69	2.52	6.75%
Loss on discontinued operations (diluted)	(0.03)	(0.28)	89.29%	(0.02)	(0.34)	94.12%
Dividends	0.30	0.20	50.00%	0.72	0.60	20.00%
Book value				27.66	25.86	6.96%

SELECTED RATIOS
Return on average assets	0.86%	0.59%		1.16%	0.87%
Return on average common equity	9.89%	6.51%		13.21%	9.68%
Efficiency ratio	52.08%	74.23%		55.42%	64.57%
Net interest margin	4.39%	4.53%		4.48%	4.61%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

(In thousands, except share and ratio data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	% Change	2003	2002	% Change
AVERAGE BALANCES
Total assets	$28,696,504	$26,429,054	8.58%	$28,015,477	$26,081,737	7.41%
Securities	4,644,337	3,788,158	22.60%	4,308,192	3,922,040	9.85%
Net loans and leases	19,577,780	18,442,768	6.15%	19,252,293	18,024,954	6.81%
Goodwill	729,149	772,439	(5.60)%	729,769	747,888	(2.42)%
Core deposit and other intangibles	76,457	98,032	(22.01)%	79,148	102,559	(22.83)%
Total deposits	20,425,204	18,851,300	8.35%	20,074,737	18,252,378	9.98%
Minority interest	20,930	22,234	(5.86)%	22,293	20,725	7.57%
Shareholders' equity	2,489,613	2,404,871	3.52%	2,450,617	2,331,357	5.12%

Weighted average common and common-equivalent shares outstanding	90,810,743	92,017,388	(1.31)%	90,621,048	92,423,909	(1.95)%

AT PERIOD END
Total assets				$27,604,188	$26,289,314	5.00%
Securities				4,339,956	3,426,574	26.66%
Net loans and leases				19,434,101	18,321,351	6.07%
Sold loans being serviced				2,894,638	3,012,780	(3.92)%
Allowance for loan losses				281,311	265,406	5.99%
Goodwill				654,161	724,353	(9.69)%
Core deposit and other intangibles				72,265	82,146	(12.03)%
Total deposits				20,874,124	19,481,032	7.15%
Minority interest				20,216	23,028	(12.21)%
Shareholders' equity				2,485,971	2,357,601	5.44%

Common shares outstanding				89,864,022	91,154,578	(1.42)%

Average equity to average assets	8.68%	9.10%		8.75%	8.94%
Common dividend payout	43.39%	46.39%		26.79%	32.62%
Nonperforming assets				109,566	131,969	(16.98)%
Loans past due 90 days or more				36,752	35,443	3.69%
Nonperforming assets to net loans and leases, other real estate owned and other nonperforming assets at period end				0.56%	0.72%

ZIONS BANCORPORATION AND SUBSIDIARIES

OPERATING RESULTS

Zions Bancorporation and subsidiaries (“the Company”) achieved net income of $62.1 million or $0.68 per diluted share for the third quarter of 2003, an increase of 57.4% and 58.1%, respectively, over the $39.4 million, or $0.43 per diluted share, in the third quarter of 2002. Net income for the third quarter of 2003 included a loss on discontinued operations of $2.1 million, or $0.03 per diluted share, compared to a loss of $25.9 million, or $0.28 per diluted share in the third quarter of 2002. Income from continuing operations for the third quarter of 2003 was $64.2 million, a decrease of 1.8% from $65.4 million in the third quarter of 2002. Income from continuing operations for the third quarter of 2003 was $0.71 per diluted share, unchanged from the third quarter of 2002.

Results of operations for the third quarter of 2003 include the impact of several key strategic actions undertaken by management. These include the previously announced restructuring of Vectra Bank Colorado (“Vectra”), the rationalization of certain branches at Zions First National Bank (“ZFNB”), discontinued operations related to the exit of certain e-commerce activities (commenced in 2002), restructuring of debt, and the final disposition of certain strategic investments. The impact of these items during the third quarter of 2003 according to the line item affected in the statement of income is summarized as follows:

Impact of Strategic Actions
(In millions, except per share amounts)	Pretax Amount	After-tax Amount	Diluted EPS
Noninterest income:
Equity securities gains (losses), net
Gain on sale of ICAP, plc	$68.5	$42.3	$0.47
Gain on sale of other equity investments	16.7	10.3	0.11

	85.2	52.6	0.58

Noninterest expense:
Restructuring charges—Vectra	(0.6)	(0.4)	(0.01)
Debt extinguishment cost	(24.2)	(15.0)	(0.16)
Impairment losses on long-lived assets
ZFNB branches	(1.2)	(0.7)	(0.01)

	(26.0)	(16.1)	(0.18)

Impairment loss on goodwill
Vectra restructuring	(75.6)	(75.6)	(0.83)

Discontinued operations:
Impairment losses and loss on sale
Loss on sale of Lexign, Inc.	(2.4)	(1.5)	(0.02)

Other tax effects of above items	NA	7.3	0.08

Total impact	$(18.8)	$(33.3)	$(0.37)

Discussion of these items follows under the respective captions.

Results of operations for the third quarter of 2002 include the effects of the Company’s decisions to discontinue the operations of certain e-commerce subsidiaries. Impairment losses principally relating to goodwill and identified intangibles of $28.7 million were included in discontinued operations for the third quarter of 2002. Continuing operations in the third quarter of 2002 also included venture capital write-downs (including a minority interest in an investment banking firm) of $28.9 million (discussed under Noninterest Income following), $2.7 million of restructuring charges, and $4.0 million in impairment losses on long-lived assets, both of which related to branch closings and trust and administrative operations.

ZIONS BANCORPORATION AND SUBSIDIARIES

Net income for the first nine months of 2003 was $242.2 million or $2.67 per diluted share, compared to $168.8 million or $1.83 per diluted share for the first nine months of 2002. Included in net income for the first nine months of 2002 was an impairment charge of $32.4 million, or $0.35 per diluted share, recognized as a cumulative effect adjustment, from the required adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142. This impairment charge resulted from an adjustment to the carrying value of the Company’s investments in certain e-commerce subsidiaries. Included in net income for the first nine months of 2003 was a loss on discontinued operations of $1.8 million or $0.02 per diluted share, compared to a loss of $31.9 million, or $0.34 per diluted share for the same period in 2002. Income from continuing operations for the first nine months of 2003 was $244.0 million, or $2.69 per diluted share, an increase of 4.7% and 6.7%, respectively, over income from continuing operations of $233.0 million, or $2.52 per diluted share for the same period in 2002.

The earnings improvement in 2003 compared to 2002 continues to reflect the results of several actions commenced by the Company in 2002. In addition to the above discussion for the third quarter of 2003 on management’s strategic actions, the Company committed in 2002 to reduce the annual run-rate of expenses by $50 million, which was met during the second quarter of 2003. Actions taken by management to control expenses include the e-commerce restructuring activities, branch closures, scale-back of the indirect auto lending business, operations consolidation, and the improvement of procurement processes.

The annualized return on average assets was 0.86% in the third quarter of 2003 compared to 0.59% in the third quarter of 2002. For the same comparative periods, the annualized return on average common equity was 9.89% compared to 6.51%.

For the first nine months of 2003, the annualized return on average assets was 1.16% compared to 0.87% for the first nine months of 2002. For the same comparative periods, the annualized return on average common equity was 13.21% compared to 9.68%.

NET INTEREST INCOME, INTEREST RATE SPREADS AND INTEREST RATE SENSITIVITY

Net interest income for the third quarter of 2003, adjusted to a fully taxable-equivalent basis, increased 6.0% to $282.8 million compared to $266.7 million for the third quarter of 2002. Net interest margin was 4.39% for the third quarter of 2003, compared to 4.50% for the second quarter of 2003 and 4.53% for the third quarter of 2002. For the first nine months of 2003, net interest income on a fully taxable-equivalent basis was $834.6 million, an increase of 5.3% compared to $792.2 million for the same period in 2002. Net interest margin for the first nine months of 2003 was 4.48% compared to 4.61% for the same period in 2002. The increase in net interest income results from continued increases in average interest-earning assets funded in part through strong growth in average noninterest-bearing deposits and the Company’s higher tangible capital levels. The declining net interest margin continues to result from the maturity of higher rate fixed loans and securities being replaced by lower yielding assets. The Company has not been able to adjust deposit liability rates enough to offset the decreased rate on earning assets.

Interest rate risk is the most significant market risk regularly undertaken by the Company and is closely monitored. Interest rate risk is the exposure to adverse changes in net interest income due to changes in interest rates and to timing differences in the repricing of assets and liabilities, net of derivative activity. The Company’s Asset/Liability Committee (“ALCOM”) measures and reviews the market risk of the Company and establishes policies and procedures to limit its exposure to changes in interest rates. These policies are reviewed and approved by the Boards of Directors of the Company’s subsidiary banks. Interest

ZIONS BANCORPORATION AND SUBSIDIARIES

rate risk is monitored through the use of two complementary measurement methods: duration of equity and income simulation. Duration of equity is a measure of changes in the market value of equity in response to changes in interest rates. Income simulation analyzes the change in income in response to changes in interest rates.

In general, the Company’s interest rate risk management practices seek to not take positions with regard to either duration or income simulation that seek to benefit from a particular forecast of interest rate changes, and under most circumstances to maintain a slightly “asset sensitive” position. An “asset sensitive” position is one in which net interest income would increase if interest rates increase. In a rising rate environment management believes that the market cost of equity, or implied rate at which future earnings are discounted, also would tend to rise. Therefore, it seeks to have increased net interest income in a rising environment in order to mitigate declines in the market value of equity due to higher discount rates. Refer to Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2002 for ALCOM objectives and more detailed descriptions of the computations of duration of equity and income simulation.

At September 30, 2003, the Company’s duration of equity was estimated to be within a range of negative 0.67 years and positive 2.48 years. Duration of equity is highly sensitive to the assumptions used for deposits with no maturities, such as checking, savings, and money market accounts. Given the uncertainty of these durations, management views the duration of equity as falling within a range of possibilities. If interest rates were to sustain an immediate parallel increase of 200 basis points, the duration of equity would be estimated to fall within the range of positive 0.70 years and positive 3.85 years.

For income simulation, Company policy requires that net interest income not be expected to decline by more than 10% during one year if rates were to immediately rise or fall in parallel by 200 basis points. At September 30, 2003, net interest income was expected to increase 1.0% if interest rates were to sustain an immediate parallel increase of 200 basis points and decline 8.7% if rates were to sustain an immediate parallel decrease of 200 basis points.

The Company uses interest rate swaps as an asset/liability management tool to manage the effect of changes in interest rates on net interest income. During the first nine months of 2003, the Company swapped $1,136 million of floating rate loans and securities for “received fixed” contracts, and at September 30, 2003 had $2,006 million notional amount of such swaps in total. These swaps have remaining maturities of approximately 3 months to 5 years, and qualify as cash flow hedges under SFAS 133. Of such swaps, $120 million mature between January 1 and December 31, 2004. At September 30, 2003, the Company believes that its overall asset/liability management position remains somewhat asset sensitive.

The yield on average earning assets for the third quarter of 2003 decreased 81 basis points compared to the third quarter of 2002. The average rate paid during the third quarter on interest-bearing funds decreased 77 basis points from the third quarter of 2002. Comparing the first nine months of 2003 with 2002, the yield on average earning assets decreased 76 basis points, while the cost of interest-bearing funds decreased 71 basis points.

The spread on average interest-bearing funds for the third quarter of 2003 was 4.09%, down from 4.20% for the second quarter of 2003 and 4.13% for the third quarter of 2002. The spread on average interest-bearing funds for the first nine months of 2003 was 4.17%, down from 4.22% for the first nine months of 2002.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
(In thousands)	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate
ASSETS
Money market investments	$1,346,129	$2,762	0.81%	$1,105,924	$4,502	1.62%
Securities:
Available for sale	3,896,893	42,696	4.35%	3,137,559	42,155	5.33%
Trading account	747,444	6,280	3.33%	650,599	5,766	3.52%

Total securities	4,644,337	48,976	4.18%	3,788,158	47,921	5.02%

Loans:
Loans held for sale	241,064	2,005	3.30%	185,021	1,802	3.86%
Net loans and leases (2)	19,336,716	301,346	6.18%	18,257,747	317,743	6.90%

Total loans and leases	19,577,780	303,351	6.15%	18,442,768	319,545	6.87%

Total interest-earning assets	25,568,246	355,089	5.51%	23,336,850	371,968	6.32%

Cash and due from banks	949,064			897,370
Allowance for loan losses	(282,344)			(265,656)
Goodwill	729,149			772,439
Core deposit and other intangibles	76,457			98,032
Other assets	1,655,932			1,590,019

Total assets	$28,696,504			$26,429,054

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$3,076,281	4,530	0.58%	$2,629,700	7,140	1.08%
Money market super NOW	8,827,152	20,396	0.92%	8,228,171	35,808	1.73%
Time under $100,000	1,611,590	8,487	2.09%	1,879,858	14,790	3.12%
Time $100,000 and over	1,295,951	8,019	2.45%	1,453,814	12,200	3.33%
Foreign	190,459	390	0.81%	103,723	363	1.39%

Total interest-bearing deposits	15,001,433	41,822	1.11%	14,295,266	70,301	1.95%

Borrowed funds:
Securities sold, not yet purchased	558,334	5,312	3.77%	389,643	4,082	4.16%
Federal funds purchased and security repurchase agreements	2,756,338	6,143	0.88%	2,166,959	8,461	1.55%
Commercial paper	163,805	520	1.26%	360,023	1,903	2.10%
FHLB advances and other borrowings:
One year or less	249,497	753	1.20%	751,162	3,701	1.95%
Over one year	233,421	3,053	5.19%	239,955	3,126	5.17%
Long-term debt	1,267,504	14,710	4.60%	895,611	13,734	6.08%

Total borrowed funds	5,228,899	30,491	2.31%	4,803,353	35,007	2.89%

Total interest-bearing liabilities	20,230,332	72,313	1.42%	19,098,619	105,308	2.19%

Noninterest-bearing deposits	5,423,771			4,556,034
Other liabilities	531,858			347,296

Total liabilities	26,185,961			24,001,949
Minority interest	20,930			22,234
Total shareholders' equity	2,489,613			2,404,871

Total liabilities and shareholders' equity	$28,696,504			$26,429,054

Spread on average interest-bearing funds			4.09%			4.13%
Taxable-equivalent net interest income and net yield on interest-earning assets		$282,776	4.39%		$266,660	4.53%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
(In thousands)	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate
ASSETS
Money market investments	$1,365,026	$10,310	1.01%	$1,021,794	$12,403	1.62%
Securities:
Held to maturity	—	—		57,351	2,292	5.34%
Available for sale	3,609,406	125,314	4.64%	3,233,715	130,294	5.39%
Trading account	698,786	18,035	3.45%	630,974	16,679	3.53%

Total securities	4,308,192	143,349	4.45%	3,922,040	149,265	5.09%

Loans:
Loans held for sale	236,112	6,735	3.81%	191,563	6,729	4.70%
Net loans and leases (2)	19,016,181	909,244	6.39%	17,833,391	947,582	7.10%

Total loans and leases	19,252,293	915,979	6.36%	18,024,954	954,311	7.08%

Total interest-earning assets	24,925,511	1,069,638	5.74%	22,968,788	1,115,979	6.50%

Cash and due from banks	934,852			930,865
Allowance for loan losses	(281,710)			(265,465)
Goodwill	729,769			747,888
Core deposit and other intangibles	79,148			102,559
Other assets	1,627,907			1,597,102

Total assets	$28,015,477			$26,081,737

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$2,926,942	14,379	0.66%	$2,504,196	20,177	1.08%
Money market super NOW	8,871,269	71,707	1.08%	7,793,899	104,254	1.79%
Time under $100,000	1,679,640	29,469	2.35%	1,939,379	49,051	3.38%
Time $100,000 and over	1,299,400	25,981	2.67%	1,509,383	39,403	3.49%
Foreign	168,997	1,180	0.93%	103,044	1,151	1.49%

Total interest-bearing deposits	14,946,248	142,716	1.28%	13,849,901	214,036	2.07%

Borrowed funds:
Securities sold, not yet purchased	531,914	15,070	3.79%	386,686	12,087	4.18%
Federal funds purchased and security repurchase agreements	2,638,487	20,001	1.01%	2,646,221	32,227	1.63%
Commercial paper	247,510	2,669	1.44%	362,870	5,821	2.14%
FHLB advances and other borrowings:
One year or less	180,463	1,749	1.30%	648,690	9,267	1.91%
Over one year	237,346	9,308	5.24%	240,282	9,316	5.18%
Long-term debt	1,181,879	43,575	4.93%	815,816	40,978	6.72%

Total borrowed funds	5,017,599	92,372	2.46%	5,100,565	109,696	2.88%

Total interest-bearing liabilities	19,963,847	235,088	1.57%	18,950,466	323,732	2.28%

Noninterest-bearing deposits	5,128,489			4,402,477
Other liabilities	450,231			376,712

Total liabilities	25,542,567			23,729,655
Minority interest	22,293			20,725
Total shareholders' equity	2,450,617			2,331,357

Total liabilities and shareholders' equity	$28,015,477			$26,081,737

Spread on average interest-bearing funds			4.17%			4.22%
Taxable-equivalent net interest income and net yield on interest-earning assets		$834,550	4.48%		$792,247	4.61%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

PROVISION FOR LOAN LOSSES

The provision for loan losses was $18.3 million for the third quarter of 2003, compared to $18.2 million for the second quarter of 2003, and $22.3 million for the third quarter of 2002. The provision for loan losses for the first nine months of 2003 was $54.0 million, a decrease of 3.8% from the $56.1 million provision for the first nine months of 2002. Annualized, the year-to-date provision is 0.37% of average loans and leases for 2003 compared to 0.42% for the first nine months of 2002. The provision reflects management’s evaluation of its various portfolios, statistical trends and other economic factors, and its desire to maintain a strong coverage of nonperforming assets in a continued uncertain economic environment in the markets in which the Company operates. Further discussion is included in the Risk Elements and Allowance for Loan Losses sections following.

NONINTEREST INCOME

Noninterest income for the third quarter of 2003 was $190.2 million compared to $74.8 million for the third quarter of 2002. As shown in the table below, a significant portion of the increase results from the sale of certain strategic investments during the third quarter of 2003 and a decrease in write-downs of venture capital investments, which are both included in equity securities gains (losses):

(In millions)	Pretax Amount
	2003	2002
Gain on sale of ICAP, plc stock	$68.5
Net gain on sale of other equity investments	16.7	$2.4
Write-downs of venture capital investments (in 2002, the write-downs included $10.3 million for a minority interest in an investment banking firm)	(7.8)	(28.9)

Total	$77.4	$(26.5)

The gain on the sale of ICAP, plc was previously reported in a Form 8-K filed with the Securities and Exchange Commission on July 1, 2003. Net of income taxes and minority interest, the results of the venture capital funds reduced net income by $3.5 million or $0.04 per diluted share for the third quarter of 2003, compared to a reduction of $9.9 million or $0.11 per diluted share for the third quarter of 2002. Excluding equity securities gains (losses), noninterest income for the third quarter of 2003 increased 11.3% from the third quarter of 2002.

Comparing other significant components of the change in noninterest income, service charges and fees on deposit accounts increased 11.1%, loan sales and servicing income increased 23.2%, other service charges, commissions and fees increased 13.8%, income from securities conduit increased 41.6%, dividends and other investment income decreased 32.4%, and other noninterest income increased 91.8%.

The increase in service charges and fees on deposit accounts resulted mainly from increased internal core deposit growth. The increase in loan sales and servicing income included a gain on sale of $2.4 million from the securitization of $587 million of small business loans. The increase in income from securities conduit resulted from the increased amount of securities in the conduit’s portfolio, resulting in increased fees from the liquidity, interest rate, and administrative services agreements for the conduit. The decrease in dividends and other investment income included a $1.5 million decrease in dividend income from Federal Home Loan Bank (“FHLB”) investments resulting from decreased investments in FHLB stock and a decreased dividend

ZIONS BANCORPORATION AND SUBSIDIARIES

rate. Other decreases in dividends and other investment income were from equity in earnings of investments in unconsolidated companies. The increase in other noninterest income includes income of $2.6 million from the demutualization of an underwriter for the Company’s “bank-owned life insurance.”

Noninterest income for the first nine months of 2003 of $387.3 million increased 43.3% from $270.2 million for the first nine months of 2002. Comparing significant components of this change, service charges and fees on deposit accounts increased 10.3%, loan sales and servicing income increased 40.7%, other service charges, commissions and fees increased 9.6%, income from securities conduit increased 53.6%, dividends and other investment income decreased 21.7%, market making, trading and nonhedge derivative income decreased 20.3%, equity securities gains (losses) increased 357.5%, and other noninterest income decreased 19.7%.

Explanations previously provided for the quarterly changes also apply to the year-to-date changes. In addition, as previously disclosed, during the first quarter of 2002, the Company restructured certain derivatives related to sold loans. The restructuring resulted in a $13.6 million decrease in loan sales and servicing income and a corresponding increase in market making, trading and nonhedge derivative income. Without this transaction, loan sales and servicing income would have been approximately $59.7 million in the first nine months of 2002, compared to $64.8 million in the first nine months of 2003. Market making, trading and nonhedge derivative income was $25.0 million in the first nine months of 2003 compared to $17.7 million in the first nine months of 2002, excluding the $13.6 million adjustment. Of these amounts, market making and trading income was $21.5 million for 2003 compared to $16.0 million for 2002 and nonhedge derivative income was $3.5 million compared to $1.7 million for 2002, excluding the $13.6 million adjustment. The increase in market making and trading income reflects increased revenues from the Company’s electronic corporate bond trading business. While revenue from this source has increased significantly compared to the prior year, it was essentially unchanged from the second quarter of 2003.

The decrease in dividends and other investment income primarily results from a $4.3 million decrease in FHLB dividend income. In addition to the previous explanations, equity securities gains (losses) for the first nine months of 2003 included a $6.0 million write-down in the Company’s investment in Identrus, LLC. Net of minority interest and income taxes, the results of the venture capital funds reduced net income by approximately $10.8 million or $0.12 per diluted share for the first nine months of 2003, compared to a reduction of $10.5 million or $0.11 per diluted share for the same period in 2002.

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 2003 was $245.5 million, an increase of $26.3 million or 12.0% over $219.2 million for the third quarter of 2002. Substantially all of the increase is due to debt extinguishment cost of $24.2 million incurred when the Company repurchased $197.4 million of its debt. See the “Impact of Strategic Actions” table previously presented, the following discussion under Liquidity, and Note 7 of the Notes to Consolidated Financial Statements. Excluding the debt extinguishment cost, noninterest expense for the third quarter of 2003 increased 1.0% over the third quarter of 2002. This small increase reflects the Company’s cost containment efforts initiated in 2002. As noted in the “Impact of Strategic Actions” table, $0.6 million of the total restructuring charges of $0.8 million relate to the Vectra restructuring discussed subsequently. Also, $1.2 million of the total impairment losses on long-lived assets of $1.6 million relate to ZFNB’s efforts to exit certain branches in supermarket locations.

Noninterest expense for the first nine months of 2003 of $675.9 million increased 5.6% from $640.1 million for the first nine months of 2002. Excluding the debt extinguishment cost previously discussed, noninterest expense increased 1.8%, again reflecting the cost containment initiative. The increase in salaries and

ZIONS BANCORPORATION AND SUBSIDIARIES

employee benefits of $10.1 million or 2.8% was substantially driven by increases of $7.6 million in retirement plan expenses and $1.8 million in employee health insurance costs.

For the third quarter of 2003, the efficiency ratio, defined as noninterest expense as a percentage of the sum of taxable-equivalent net interest income and noninterest income, was 52.08% compared to 74.23% for the third quarter of 2002. For the first nine months of 2003, the efficiency ratio was 55.42% compared to 64.57% for the same period in 2002. The efficiency ratios noted for both 2003 and 2002 were impacted by a number of nonrecurring and strategic items; management believes that the current run rate efficiency ratio is approximately 57%.

At September 30, 2003, the Company had 7,875 full-time equivalent employees, 409 branches, and 576 ATMs, compared to 8,049 full-time equivalent employees, 409 branches, and 588 ATMs at September 30, 2002.

IMPAIRMENT LOSS ON GOODWILL

The impairment loss on goodwill relates to the restructuring of Vectra Bank Colorado (“Vectra”). As discussed in previous quarters, Vectra has taken a number of steps to improve performance, including the engagement of a national consulting firm to analyze its operations and improve profitability. As a result of this analysis, Vectra is restructuring to focus on small- and mid-sized businesses and their employees.

As part of the restructuring, the Company offered for sale 11 of Vectra’s branches. The assets and liabilities to be sold were measured at their fair value based on bids, letters of intent and current negotiations. The comparison of fair value to current carrying value for these branches resulted in an impairment loss on goodwill of $7.1 million. The loans and deposits associated with these branches at September 30, 2003 were $153.9 million and $133.0 million, respectively.

As a result of this restructuring, during the third quarter the Company performed an impairment analysis on the retained operations of Vectra. The Company was assisted in this analysis by independent valuation consultants from KPMG LLP. As a result, the Company recognized an additional impairment loss on goodwill of $68.5 million. The determination of this amount was made in accordance with the calculation process specified in SFAS 142. The “Step 1” calculation indicated an impairment of $38.7 million, determined from comparing Vectra’s “fair value of equity” to its carrying value, adjusted to exclude the branches being sold. The results of “Step 1” triggered the requirement to perform “Step 2,” which compared the implied amount of goodwill (Step 1 “fair value of equity” less Step 2 “fair value of assets and liabilities”) to the carrying value of goodwill, as adjusted to exclude the branches being sold. The resultant amount of $68.5 million, when added to the $7.1 million discussed in the previous paragraph, totals to the $75.6 million impairment loss on goodwill shown in the “Impact of Strategic Actions” table. The determination of the fair values was made by a combination of an income approach using a discounted projected cash flow analysis and market value approaches using guideline companies and acquisition transactions.

INCOME TAXES

The Company’s income taxes on continuing operations increased 109.3% to $66.5 million for the third quarter of 2003 compared to $31.8 million for the third quarter of 2002. The Company’s effective income tax rate was 52.0% for the third quarter of 2003 compared to 33.6% for the third quarter of 2002. The effective income tax rate for the first nine months of 2003 was 40.6% compared to 34.4% for the first nine months of 2002. Excluding the impairment loss on goodwill previously discussed, because of its nondeductibility for income tax purposes, the effective tax rate was 32.7% for the third quarter of 2003 and 34.1% for the first nine months of 2003.

ZIONS BANCORPORATION AND SUBSIDIARIES

The “Other tax effects of above items” of $7.3 million included in the “Impact of Strategic Actions” table consists of (1) an income tax benefit of $11.9 million (see Discontinued Operations following) and (2) income tax expense of $4.6 million related to the estimated premium expected on the sale of the Vectra branches previously discussed.

DISCONTINUED OPERATIONS

The Company decided during the third quarter of 2002 to discontinue the operations of certain e-commerce subsidiaries. The Company determined that its plan to offer all or part of these subsidiaries for sale met the held for sale and discontinued operations criteria of SFAS 144. The results of operations for the first nine months of 2002 were reclassified to reflect the discontinued operations of these subsidiaries. One of these subsidiaries was sold in December 2002.

During the third quarter of 2003, the Company sold the remaining subsidiary, Lexign, Inc., and recognized a pretax loss on sale of $2.4 million. However, the sale also triggered a capital loss for income tax purposes that was recognizable only due to capital gains from the sale of equity investments during the quarter. This capital loss resulted in an income tax benefit of $11.9 million, which is included in income taxes on continuing operations.

ANALYSIS OF FINANCIAL CONDITION

EARNING ASSETS

Average earning assets increased 8.5% to $24.9 billion for the first nine months of 2003 compared to $23.0 billion for the first nine months of 2002. Average earning assets comprised 89.0% of total average assets for the first nine months of 2003, compared with 88.1% for the first nine months of 2002.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, increased 33.6% to $1,365 million for the first nine months of 2003 compared to $1,022 million for the first nine months of 2002. This increase resulted from a significant acceleration in the rate of deposit growth, particularly in the second half of 2002, relative to loan growth.

Average securities increased 9.8% to $4,308 million for the first nine months of 2003 compared to $3,922 million for the first nine months of 2002. Average investment portfolio securities increased 9.7% and average trading securities increased 10.7%.

Average net loans and leases increased 6.8% to $19.3 billion for the first nine months of 2003 compared to $18.0 billion for the first nine months of 2002, representing 77.2% of earning assets in the first nine months of 2003 compared to 78.5% in the first nine months of 2002. Average net loans and leases were 95.9% of average total deposits for the first nine months of 2003 compared to 98.8% for the first nine months of 2002.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES

The following table presents the Company’s available-for-sale investment securities:

	September 30, 2003		December 31, 2002		September 30, 2002
(In millions)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Treasury securities	$42	$43	$44	$47	$48	$51
U.S. government agencies and corporations:
Small Business Administration loan-backed securities	724	728	752	756	763	766
Other agency securities	236	239	299	302	314	319
States and political subdivisions	724	726	640	645	578	606
Mortgage/asset-backed and other debt securities	1,883	1,898	1,187	1,208	1,043	1,073

	3,609	3,634	2,922	2,958	2,746	2,815

Other securities:
Mutual funds	300	302	317	321	218	224
Stock	10	10	15	25	14	21

	310	312	332	346	232	245

Total	$3,919	$3,946	$3,254	$3,304	$2,978	$3,060

LOANS

The Company has a diversified loan portfolio with some emphasis in real estate (as set forth in the following table), but has no significant exposure to highly leveraged transactions. The commercial real estate loan portfolio is also well diversified by property type and collateral location.

ZIONS BANCORPORATION AND SUBSIDIARIES

The table below sets forth the amount of loans outstanding by type:

(In millions)	September 30, 2003	December 31, 2002	September 30, 2002
Loans held for sale	$216	$289	$250

Commercial lending:
Commercial and industrial	4,102	4,124	4,010
Leasing	378	384	386
Owner occupied (1)	3,062	3,018	2,857

Total commercial lending	7,542	7,526	7,253

Commercial real estate:
Construction	2,907	2,947	3,080
Term	3,316	3,175	3,083

Total commercial real estate	6,223	6,122	6,163

Consumer:
Home equity credit line	780	651	679
1-4 family residential (2)	3,675	3,209	3,222
Bankcard and other revolving plans (3)	188	205	123
Other (4)	797	1,000	631

Total consumer	5,440	5,065	4,655

Foreign loans	15	5	25

Other receivables	93	126	70

Total loans	$19,529	$19,133	$18,416

(1)	Balance at September 30, 2003 reflects the sale of $587 million of small business loans sold to a securitization structure in September 2003.
(2)	Balance at September 30, 2003 includes approximately $472 million of mostly variable rate purchased residential mortgages acquired during the first nine months of 2003 for asset/liability management purposes.
(3)	Balance at December 31, 2002 includes $68.5 million in credit card receivables repurchased from securitizations in December 2002.
(4)	Balance at December 31, 2002 includes $361.7 million in auto loans repurchased from securitizations in December 2002.

Loan growth for the quarter was modest, reflecting the improving but still soft economy. On-balance-sheet net loans and leases at September 30, 2003 were $19.4 billion. On balance sheet and sold loans being serviced were $22.3 billion at September 30, 2003, an increase of 4.7% from September 30, 2002 and an annualized increase of 5.0% from December 31, 2002.

On September 30, 2003, long-term conforming first mortgage real estate loans serviced for others totaled $287 million, and consumer and other loan securitizations, which include loans sold under revolving securitization structures, totaled $2,895 million. During the first nine months of 2003, the Company sold $485 million of loans classified as held for sale, and securitized and sold home equity credit line, small business and other loans totaling $956 million. During the first nine months of 2003, total loans sold were $1,441 million compared to total loans sold of $1,583 million during the first nine months of 2002.

As of September 30, 2003, the following table shows that the Company had residual interests of $295 million recorded on its balance sheet related to the $2,895 million of loans sold to securitized trusts. The Company

ZIONS BANCORPORATION AND SUBSIDIARIES

does not control or have any equity interest in the trusts. However, as is common with securitized transactions, the Company has subordinated retained interests of $167 million representing the Company’s junior position to other investors in the securities. The capitalized residual cash flows (sometimes called “excess servicing”) of $128 million principally represent the present value of estimated excess cash flows over the life of the sold loans. These excess cash flows are subject to prepayment and credit risk.

	Sold loans being serviced		Residual interests on balance sheet at September 30, 2003
(In millions)	Sales for nine months ended September 30, 2003	Outstanding balance at September 30, 2003	Subordinated retained interests	Capitalized residual cash flows	Total
Home equity credit lines	$249	$448	$11	$9	$20
Nonconforming residential real estate loans	—	29	3	—	3
Small business loans	587	1,784	153	107	260
SBA 7(a) loans	52	219	—	5	5
Farmer Mac	68	415	—	7	7

Total	$956	$2,895	$167	$128	$295

RISK ELEMENTS

The following table sets forth the Company’s nonperforming assets:

(In millions)	September 30, 2003	December 31, 2002	September 30, 2002
Nonaccrual loans	$80	$82	$117
Restructured loans	2	2	2
Other real estate owned and other nonperforming assets	28	32	13

Total	$110	$116	$132

% of net loans and leases*, other real estate owned and other nonperforming assets	0.56%	0.61%	0.72%

Accruing loans past due 90 days or more	$37	$37	$35

% of net loans and leases*	0.19%	0.20%	0.19%

* Includes loans held for sale

For the first nine months of 2003, the Company experienced stable credit quality performance in a weak economic environment in certain of the Company’s markets. Total nonperforming assets decreased $9.8 million from June 30, 2003. Nonaccrual and restructured loans decreased $19.2 million and other real estate owned and other nonperforming assets increased $9.4 million from June 30, 2003. The increase in other real estate owned from June 30, 2003 includes a $4.9 million owner-occupied building that was sold subsequent to September 30, 2003 and a golf course property for approximately $4.0 million that is in process of being sold.

The Company’s total recorded investment in impaired loans included in nonaccrual loans and leases amounted to $45 million on September 30, 2003 compared to $44 million on December 31, 2002 and $75 million on September 30, 2002. Loans are considered impaired when it is probable that the Company will be

ZIONS BANCORPORATION AND SUBSIDIARIES

unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The amount of the impairment is measured based on the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral. Impairment losses are recognized by creating or adjusting an existing allocation of the allowance for loan losses. Included in the allowance for loan losses on September 30, 2003, December 31, 2002, and September 30, 2002, is a required allowance of $6 million, $7 million and $13 million, respectively, on $28 million, $20 million and $44 million, respectively, of the recorded investment in impaired loans.

ALLOWANCE FOR LOAN LOSSES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(In millions)	Nine Months Ended September 30, 2003	Twelve Months Ended December 31, 2002	Nine Months Ended September 30, 2002

Loans* and leases outstanding (net of unearned income) at end of period	$19,434	$19,040	$18,321

Average loans* and leases outstanding (net of unearned income)	$19,252	$18,114	$18,025

Allowance for loan losses:
Balance at beginning of the year	$280	$260	$260
Allowance of companies acquired	—	1	—
Allowance associated with repurchased revolving securitized loans	—	10	—
Provision charged against earnings	54	72	56
Loans and leases charged-off:
Commercial lending	(41)	(54)	(44)
Commercial real estate	(2)	(10)	(5)
Consumer	(20)	(20)	(14)

Total	(63)	(84)	(63)

Recoveries:
Commercial lending	7	14	9
Commercial real estate	—	3	—
Consumer	3	4	3

Total	10	21	12

Net loan and lease charge-offs	(53)	(63)	(51)

Balance at end of period	$281	$280	$265

Ratio of annualized net charge-offs to average loans and leases	0.36%	0.35%	0.38%
Ratio of allowance for loan losses to net loans and leases	1.45%	1.47%	1.45%
Ratio of allowance for loan losses to nonperforming loans	342.47%	332.37%	222.39%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	240.72%	234.14%	173.86%

*	Includes loans held for sale

ZIONS BANCORPORATION AND SUBSIDIARIES

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the previous table for the periods presented. Included in consumer charge-offs for the first nine months of 2003 were approximately $6.3 million related to the auto loan and credit card securitizations repurchased in December 2002.

At September 30, 2003, the allowance for loan losses included an allocation of $10.0 million related to commitments to extend credit for which the Company could separate the credit risk from that of any related loans on the balance sheet and for standby letters of credit. Commitments to extend credit on loans and standby letters of credit on September 30, 2003, December 31, 2002, and September 30, 2002 totaled $8,008 million, $7,915 million, and $7,702 million, respectively.

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

DEPOSITS

Consistent with the second quarter of 2003, deposit growth continued to be moderate compared to the growth rates experienced during 2002 and the first quarter of 2003. Deposits at September 30, 2003 increased 7.2% over balances reported one year ago to $20.9 billion, and increased 4.8% annualized from balances reported at June 30, 2003 and 4.9% annualized from December 31, 2002. The Company’s core deposits, consisting of demand, savings and money market, and time deposits under $100,000 increased 8.0% over balances reported one year ago, 4.0% annualized from balances reported at June 30, 2003 and 5.8% annualized from December 31, 2002.

Average total deposits of $20.1 billion for the first nine months of 2003 increased 10.0% compared to $18.3 billion for the first nine months of 2002, with average noninterest-bearing demand deposits increasing 16.5%. Average savings and NOW deposits increased 16.9% and average money market and super NOW deposits increased 13.8% during the first nine months of 2003 compared to the same period in 2002. Average time deposits under $100,000 decreased 13.4% and time deposits $100,000 and over decreased 13.9% for the first nine months of 2003 compared to the same period in 2002. Average foreign deposits increased 64.0% for these same periods.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

As another source of liquidity, the Company’s core deposits, consisting of demand, savings and money market, and time deposits under $100,000, constituted 92.7% of total deposits on September 30, 2003, as compared to 92.1% on December 31, 2002 and 91.9% on September 30, 2002.

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

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective during the third quarter of 2002, for the issuance of Senior Medium-Term Notes, Series A and Subordinated Medium-Term Notes, Series B. As of September 30, 2003, the Company had issued $290 million of Senior Medium-Term Notes. During the third quarter of 2003, the Company filed a new registration statement, which also constituted a post effective amendment to the prior registration statement under which an aggregate of $50 million in principal amount of debt securities remained unsold. This shelf registration statement provides for the issuance of up to $1,050 million of senior or subordinated debt securities at fixed or floating rates. In September 2003, the Company issued $500 million of 6.00% fixed rate subordinated notes due in September 2015. The notes are not redeemable prior to maturity and require semiannual interest payments. The Company subsequently hedged these notes with LIBOR-based floating interest rate swaps. In November 2003, under the shelf registration, the Company issued an additional $150 million of 2.70% fixed rate Senior Notes due in May 2006, which were also hedged with LIBOR-based floating interest rate swaps.

In September 2003, the Company conducted a “modified Dutch auction” tender offer in which $197.4 million of the Company’s floating rate subordinated notes due in May and October 2011 were repurchased. The associated debt extinguishment cost of $24.2 million is separately included in noninterest expense in the statement of income. In October 2003, the Company repaid $50 million of its Senior Floating Rate Medium-Term Notes due in October 2004 that were callable in 2003. Also, in June 2003, the Company repaid $110 million of floating rate subordinated notes that were callable in 2003.

At September 30, 2003, $243.8 million of dividend capacity was available from subsidiaries to pay to the parent without having to obtain regulatory approval. During the nine months ended September 30, 2003, dividends from subsidiaries were $191.5 million. The parent also has a program to issue short-term commercial paper. At September 30, 2003, outstanding commercial paper was $109.8 million compared to $339.6 million at September 30, 2002. Also at September 30, 2003, the parent had a revolving credit facility with a bank totaling $40 million, which was unused at September 30, 2003.

Zions First National Bank (“ZFNB”) provides a liquidity facility (“Liquidity Facility”) for a fee to a qualifying special-purpose entity securities conduit (“Conduit”). The Conduit purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Pursuant to the Liquidity Facility contract, ZFNB is required to purchase securities from the Conduit to provide funds for the Conduit to repay maturing commercial paper upon the Conduit’s inability to access the commercial paper

ZIONS BANCORPORATION AND SUBSIDIARIES

market, or upon a commercial paper market disruption as specified in governing documents to the Conduit. At any given time, the maximum commitment of ZFNB is the lesser of the size of the Liquidity Facility commitment or the market value of the Conduit’s securities portfolio. At September 30, 2003, the size of the Liquidity Facility commitment was $5.1 billion and the market value of the Conduit’s securities portfolio was approximately $4.6 billion. No amounts were outstanding under the Liquidity Facility at September 30, 2003.

CAPITAL RESOURCES AND DIVIDENDS

Total shareholders’ equity on September 30, 2003 was $2,486 million, an increase of 4.7% over the $2,374 million on December 31, 2002, and an increase of 5.4% over the $2,358 million on September 30, 2002. The Company’s capital ratios are as follows as of the dates indicated:

	September 30, 2003	December 31, 2002	September 30, 2002
Tangible common equity ratio	6.55%	6.06%	6.09%
Average common equity to average assets (three months ended)	8.68%	8.80%	9.10%

Risk-based capital ratios:
Tier 1 leverage	7.81%	7.56%	7.60%
Tier 1 risk-based capital	9.51%	9.26%	9.40%
Total risk-based capital	13.80%	12.94%	13.16%

The tangible common equity ratio at September 30, 2003 increased from 6.20% at June 30, 2003. This unusually large increase results primarily from the effects of the strategic actions previously discussed, including the capital gains realized from the sale of certain equity investments. The increase in the total risk-based capital ratio from year-end reflects a net increase of $192.6 million in outstanding subordinated debt that qualifies for inclusion in total risk-based capital.

During the third quarter of 2003, the Company repurchased 352,983 shares of common stock at a cost of $19.3 million, or an average price of $54.60 per share. For the first nine months of 2003, the Company repurchased 1,577,631 shares at a cost of $75.7 million, or an average price of $48.00 per share. As of September 30, 2003, the Company had $1.9 million remaining in its then authorized share repurchase program. On October 17, 2003, the board of directors authorized the Company to repurchase $50 million of Company common stock, which superseded all previous buyback authorizations. During the first nine months of 2002, the Company repurchased 1,635,173 shares of common stock at a cost of $83.5 million, or an average price of $51.04 per share.

On July 15, 2003, the board of directors declared a regular quarterly dividend of $.30 per common share beginning with the third quarter of 2003. This is a 43% increase over the $.21 per common share for the first and second quarters of 2003. This $.09 per share dividend increased the total quarterly dividend payments by approximately $8 million. The Company’s decision to significantly increase its dividend reflects its continued strong internal capital generation, as well as recent tax law changes. Dividends for each quarter during 2002 were $.20 per common share. The common cash dividend payout of net income for the third quarter of 2003 was 43.4%, compared to 20.5% for the second quarter of 2003 and 46.4% for the third quarter of 2002.

ZIONS BANCORPORATION AND SUBSIDIARIES

The increased dividend payout ratio for the third quarter of 2003 reflects the increased dividend for the quarter and the ratios for both the third quarters of 2003 and 2002 are impacted by the earnings effects of the strategic actions previously discussed.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the most significant market risk regularly undertaken by the Company. The discussion of this Item is included in the Net Interest Income, Interest Rate Spreads and Interest Rate Sensitivity section under Management’s Discussion and Analysis.

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

Zions Bancorporation filed the following reports on Form 8-K during the quarter ended September 30, 2003:

Form 8-K filed on July 1, 2003 (Item 5) – Disclosure of Zions Bancorporation auction of its shares of ICAP plc (formerly known as Garban-Intercapital plc) for proceeds of approximately $107 million.

Form 8-K filed on July 16, 2003 (Items 7 and 9) – Copy of Press Release issued July 15, 2003 announcing Board of Directors’ authorization of a $0.30 dividend payable August 27, 2003.

Form 8-K filed on July 17, 2003 (Items 7 and 9) – Copy of Press Release issued July 17, 2003 announcing 2003 second quarter earnings.

Form 8-K filed on August 21, 2003 (Item 7) – Exhibits to Registration Statement on Form S-3 (File No. 333-107746), which was declared effective on August 7, 2003.

Form 8-K filed on August 29, 2003 (Items 5 and 7) – Copy of Press Release dated August 28, 2003 announcing modified Dutch auction tender offer for two series of notes.

Form 8-K filed on September 4, 2003 (Items 7 and 9) – Copy of Press Releases dated September 2, 2003 announcing twelve-year subordinated note offering and September 3, 2003 announcing pricing of $500 million twelve-year subordinated notes.

Form 8-K filed on September 10, 2003 (Item 7) – Exhibits to Registration Statement on Form S-3 (File No. 333-107746), which was declared effective on August 7, 2003.

Form 8-K filed on September 11, 2003 (Items 7 and 9) – Copy of slides from presentation delivered by Chairman, President and CEO Harris H. Simmons at the Lehman Brothers Investor Conference in New York City.

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

Date: November 13, 2003