Form 10-K
period 2003-12-31
ZIONS BANCORPORATION /UT/
filed 2004-03-15
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                          to

COMMISSION FILE NUMBER 0-2610

ZIONS BANCORPORATION

(Exact name of Registrant as specified in its charter)

UTAH	87-0227400
(State or other jurisdiction of incorporation or organization)	(Internal Revenue Service Employer Identification Number)

ONE SOUTH MAIN, SUITE 1134 SALT LAKE CITY, UTAH	84111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 524-4787

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Senior Floating Rate Notes due January 14, 2005 through August 5, 2005	New York Stock Exchange
Guarantee related to 8.00% Capital Securities of Zions Capital Trust B	New York Stock Exchange
Guarantee related to Fixed/Floating Rate Subordinated Notes due May 15, 2011	New York Stock Exchange
Fixed/Floating Rate Subordinated Notes due October 15, 2011	New York Stock Exchange
6% Subordinated Notes due September 15, 2015	New York Stock Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒    No  ☐

Aggregate Market Value of Common Stock Held by Nonaffiliates at June 30, 2003	$4,364,619,380

Number of Common Shares Outstanding at February 23, 2004	89,683,386 shares

Documents Incorporated by Reference:

Portions of 2003 Annual Report to Shareholders – Incorporated into Parts I, II and IV

Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2004 – Incorporated into Part III

FORM 10-K CROSS-REFERENCE INDEX

Page
		Form 10-K	Annual Report (1)
PART I
Item 1.	Business
	Description of Business	2–5	23–118
Statistical Disclosure:
	Distribution of Assets, Liabilities and Stockholder’s Equity; Interest Rates and Interest Differential		31–35
	Investment Portfolio		46–48, 80–81, 86–88
	Loan Portfolio		49–50, 81, 88–89
	Summary of Loan Loss Experience		56–58, 69, 82, 88–89
	Deposits		32–33, 51, 97
	Return on Equity and Assets		*, 40–41
	Short-Term Borrowings		98
	Segment Results		39–46, 112–114
Item 2.	Properties	5	40–41, 106
Item 3.	Legal Proceedings	6	106
Item 4.	Submission of Matters to a Vote of Security Holders (in fourth quarter 2003) (3)

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6–7	*, 100–101, 106–107
Item 6.	Selected Financial Data		*, 71
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		23–71
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		59–63
Item 8.	Financial Statements and Supplementary Data		72–118
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (3)
Item 9A.	Controls and Procedures	7

PART III
Item 10.	Directors and Executive Officers of the Registrant (2)
Item 11.	Executive Compensation (2)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (2)
Item 13.	Certain Relationships and Related Transactions (2)
Item 14.	Principal Accountant Fees and Services (2)

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	8–11	72–118
Report of Independent Auditors			72
Consolidated Financial Statements			72–118
Signatures		12

(1)	The 2003 Annual Report to Shareholders, portions of which are incorporated by reference into this Form 10-K.
(2)	Incorporated by reference from the Company’s Proxy Statement dated March 15, 2004.
(3)	None.
*	Financial Highlights – inside front cover of 2003 Annual Report to Shareholders.

PART I

ITEM 1.    BUSINESS

DESCRIPTION OF BUSINESS

Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of the State of Utah in 1955, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Zions Bancorporation and its subsidiaries (collectively “the Company” or “Zions”) own and operate six commercial banks with a total of 413 offices at year-end 2003. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, Idaho, California, Nevada, Arizona, Colorado and Washington. Full-time equivalent employees totaled 7,896 at year-end 2003. For further information about the Company’s industry segments, see “Business Segment Results” in Management’s Discussion and Analysis (“MD&A”) and Note 24 of the Notes to Consolidated Financial Statements. For information about the Company’s foreign operations, see “Foreign Operations” in MD&A. The “Executive Summary” in MD&A provides further information about the Company.

PRODUCTS AND SERVICES

The Company focuses on maintaining community-minded banking services by continuously strengthening its core business lines of retail banking, small and medium-sized business lending, residential mortgage, and investment activities. It operates six different banks in eight western states with each bank operating under a different name and each having its own chief executive officer and management team. The banks provide a wide variety of commercial and retail banking and mortgage lending products and services. The Company provides commercial loans, lease financing, cash management, lockbox, customized draft processing, and other special financial services for business and other commercial banking customers. The Company also provides a wide range of personal banking services to individuals, including bankcard, student and other installment loans, home equity lines of credit, checking accounts, savings accounts, time certificates of various types and maturities, trust services, safe deposit facilities, direct deposit, and 24-hour ATM access. In addition, the Company provides services to key market segments through its Women’s Financial, Private Client Services, and Executive Banking Groups.

In addition to these core businesses, the Company has built specialized lines of business in capital markets and public finance and is also a leader in U.S. Small Business Administration lending. Through its six banking subsidiaries, the Company provides SBA 7(a) loans to small businesses throughout the United States and is also one of the largest providers of SBA 504 financing in the nation. The Company owns an equity interest in the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and is the nation’s top originator of secondary market agricultural real estate mortgage loans through Farmer Mac. The Company is a leader in municipal finance advisory and underwriting services and also in the odd lot electronic bond trading market. Zions also controls four venture capital companies that provide early-stage capital, primarily for start-up companies located in the Western United States.

COMPETITION

Zions operates in a highly competitive environment as a result of the diverse financial services and products it offers. Competitors include not only other banks, thrift institutions and credit unions, but also insurance companies, finance companies, mutual funds, brokerage firms, securities dealers, investment banking companies, and a variety of other financial services and advisory companies. Most of these entities compete across geographic boundaries and provide customers with increasing access to meaningful alternatives to banking services in many significant products. In addition, many of these competitors are not subject to the same regulatory restrictions as the Company. These competitive trends are likely to continue.

SUPERVISION AND REGULATION

On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The Nasdaq Stock Market, Inc. has also proposed corporate governance rules, which intend to allow shareholders to more easily and efficiently monitor the performance of companies and their directors.

The Board of Directors of Zions Bancorporation has implemented a system of strong corporate governance practices. This system included Corporate Governance Guidelines, a Code of Business Conduct and Ethics, and charters for the Audit, Credit Review, Executive Compensation, and Nominating and Corporate Governance Committees. More information on Zions Bancorporation’s corporate governance practices is available on the Zions Bancorporation website at www.zionsbancorporation.com.

The enactment of the Gramm-Leach-Bliley Act of 1999 (“the GLB Act”) represented a pivotal point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into business combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework through a financial holding company, which has as its umbrella regulator the Federal Reserve Board (“FRB”). The functional regulation of the separately regulated subsidiaries of a holding company is conducted by the subsidiary’s primary functional regulator.

The GLB Act also provides federal regulations dealing with privacy for nonpublic personal information of individual customers, which the Company and its subsidiaries must comply with. In addition, the Company, including its subsidiaries, is subject to various state laws that deal with the use and distribution of non-public personal information.

The Parent is a financial holding company and, as such, is subject to the BHC Act. The BHC Act requires the prior approval of the FRB for a financial holding company to acquire or hold more than 5% voting interest in any bank. The BHC Act allows, subject to certain limitations, interstate bank acquisitions and interstate branching by acquisition anywhere in the country.

The BHC Act restricts the Company’s nonbanking activities to those that are permitted for financial holding companies or that have been determined by the FRB to be financial in nature, incidental to financial activities, or complementary to a financial activity. The BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of financial holding companies. The Company’s banking subsidiaries, however, are subject to limitations with respect to transactions with affiliates.

The Company’s banking subsidiaries are also subject to various requirements and restrictions in both the laws of the United States and the states in which the banks operate. These include:

•	restrictions on the amount of loans to a borrower and its affiliates;
•	the nature and amount of any investments;
•	their ability to act as an underwriter of securities;
•	the opening of branches; and
•	the acquisition of other financial entities.

In addition, the Company’s subsidiary banks are subject to either the provisions of the National Bank Act or the banking laws of their respective states, as well as the rules and regulations of the Comptroller of the Currency (“OCC”), the FRB, and the Federal Deposit Insurance Corporation (“FDIC”). They are also under the supervision of, and are subject to periodic examination by, the OCC or their respective state banking departments, the FRB, and the FDIC.

The FRB has established capital guidelines for financial holding companies. The OCC, the FDIC, and the FRB have also issued regulations establishing capital requirements for banks. Failure to meet capital requirements could subject the Company and its subsidiary banks to a variety of restrictions and enforcement remedies. See Note 21 of the Notes to Consolidated Financial Statements for information regarding capital requirements.

The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (“the BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001, the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and materially change the existing capital requirements for credit risk and market risk exposures. Operational risk is defined by the proposal to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk.

The BIS has stated that its objective is to finalize a new capital accord for implementation by the member countries at year-end 2006 (“Basel II”). Since the accord is not yet final, the ultimate timing for implementation and the specifics of capital assessments for addressing operational risk are still uncertain. However, the Company expects that a new capital accord will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. The Company is evaluating what effect the new capital requirements that may arise out of a new BIS capital accord may have on its minimum capital requirements. U.S. banking regulators have stated that the approximately ten largest U.S. bank holding companies will be required to adopt the new standard, and that others may “opt in.” The Company does not currently expect to be an early “opt in” bank and does not have in place the data collection and analytic capabilities necessary to adopt Basel II. However, it believes that competitive advantages afforded to banks that do adopt may make it necessary for the Company to adopt the new Basel II approach at some point, and it is currently investing in the required capabilities.

Dividends payable by the subsidiary banks to the Parent are subject to various legal and regulatory restrictions. These restrictions and the amount available for the payment of dividends at year-end are summarized in Note 21 of the Notes to Consolidated Financial Statements.

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

The Community Reinvestment Act (“CRA”) requires banks to help serve the credit needs in their communities, including credit to low and moderate income individuals. Should the Company or its subsidiaries fail to adequately serve their communities, penalties may be imposed including denials of applications to add branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions. The GLB Act requires “satisfactory” or higher CRA compliance for insured depository institutions and their financial holding companies for them to engage in new financial activities. If one of the Company’s banks should receive a CRA rating of less than satisfactory, the Company could lose its status as a financial holding company.

On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadens the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, defining new crimes and related penalties, and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department (“the Treasury”) has issued a number of implementation regulations, which apply various requirements of the USA Patriot Act to financial institutions. The Company’s bank and broker-dealer subsidiaries and mutual funds and private investment companies advised or sponsored by the Company’s subsidiaries must comply with these regulations. These regulations also impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Company has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the Act and the Treasury’s regulations.

Regulators and Congress continue to enact rules, laws, and policies to regulate the financial services industry and to protect consumers. The nature of these laws and regulations and the effect of such policies on future business and earnings of the Company cannot be predicted.

GOVERNMENT MONETARY POLICIES

The earnings and business of the Company are affected not only by general economic conditions, but also by fiscal and other policies adopted by various governmental authorities. The Company is particularly affected by the policies of the FRB, which affects the national supply of bank credit. The methods of monetary policy available to the FRB include:

•	open-market operations in U.S. government securities;
•	adjustment of the discount rates or cost of bank borrowings;
•	imposing or changing reserve requirements against member bank deposits; and
•	imposing or changing reserve requirements against certain borrowings by banks and their affiliates.

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

ITEM 2.     PROPERTIES

At year-end 2003, the Company operated 412 domestic branches, of which 157 are owned and 255 are on leased premises. The Company also leases its headquarters offices in Salt Lake City, Utah. Other operations facilities are variously owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance, and taxes. For information regarding rental payments, see Note 20 of the Notes to Consolidated Financial Statements.

ITEM 3.     LEGAL PROCEEDINGS

The information contained in Note 20 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

                  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is traded on the NASDAQ National Market under the symbol “ZION.” The last reported sale price of the common stock on NASDAQ on February 23, 2004 was $57.68 per share.

The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on NASDAQ:

	2003		2002
	High	Low	High	Low
1st Quarter	$44.78	$39.31	$59.46	$48.32
2nd Quarter	53.88	42.25	59.65	49.54
3rd Quarter	58.14	49.89	55.34	42.30
4th Quarter	63.86	55.95	44.37	34.14

As of February 23, 2004, there were 6,506 holders of record of the Company’s common stock.

DIVIDENDS

Frequency and amount of dividends paid during the last two years:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2003	$.21	$.21	$.30	$.30
2002	.20	.20	.20	.20

On January 20, 2004, the Company’s Board of Directors approved a dividend of $.30 per share payable on February 25, 2004.

SHARE REPURCHASES

The following table summarizes the Company’s share repurchases for 2003.

	Total number of shares	Average price paid	Approximate dollar value of shares that may yet be purchased
Period	repurchased (1)	per share	under the plan (2)
January	94,818	$41.44	$23,660,934
February	188,199	41.56	15,838,666
March	295,463	42.22	3,363,521
April	109,670	46.06	48,311,865
May	271,395	49.32	34,925,965
June	265,103	52.03	21,132,801
July	213,925	53.38	9,714,369
August	68,536	56.44	5,846,205
September	70,522	56.51	1,861,087
October	118,744	59.71	44,446,914
November	233,588	62.44	29,862,372
December	153,138	61.65	20,421,445

Year	2,083,101	51.29

(1)	All shares were purchased as part of publicly announced plans.
(2)	Prior to January 2003, the Company’s Board of Directors had authorized a stock buyback plan to repurchase a total of $50 million of the Company’s common shares. As of January 1, 2003, $27.6 million were yet to be purchased. On each of April 25, 2003, October 17, 2003, and January 20, 2004, the Board authorized $50 million for share repurchases, superseding the previous authorizations.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2003 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans.

	(a) Number of securities to be issued upon exercise of outstanding options,	(b) Weighted average exercise price of outstanding options,	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities
Plan Category (1)	warrants and rights	warrants and rights	reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan	207,689	$49.71	141,000

Zions Bancorporation Key Employee Incentive Stock Option Plan	5,622,216	50.62	2,569,910(2)

Equity Compensation Plans Not Approved by Securities Holders:
1998 Non-Qualified Stock Option and Incentive Plan	1,157,010	49.88	1,983,472

Total	6,986,915		4,694,382

(1)	The table does not include information for equity compensation plans assumed by the Company in mergers. A total of 583,730 shares of common stock with a weighted average exercise price of $37.98 were issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2003. The Company cannot grant additional awards under these assumed plans.
(2)	On May 26, 2000, the Company’s shareholders approved an amendment to the Key Employee Incentive Stock Option Plan which automatically makes available for options under the Plan, in any one calendar year, two percent (2%) of the issued and outstanding shares of the Company’s common stock as of the first day of each calendar year for which the Plan is in effect. Any shares of common stock available in any year using the two percent (2%) formula that are not granted under the Plan are available for use under the terms of the Plan in subsequent years. The common stock available for issuance under the Plan pursuant to the two percent (2%) per year formula does not include common stock which the Company is now or may become obligated to issue as a result of an acquisition, merger or reorganization involving the Company.

ITEM 9A.    CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, these disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2003 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

PART III

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 15, 2004. Information regarding securities authorized for issuance under equity compensation plans is included in Item 5 under “Equity Compensation Plan Information.”

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

Exhibits – The index of exhibits and any exhibits filed as part of the 2003 Form10-K are accessible at no cost on the Company’s website at www.zionsbancorporation.com or through the United States Securities and Exchange Commission’s website at www.sec.gov. Copies of exhibits may also be requested from the Company’s investor relations department.

Reports on Form 8-K filed during the fourth quarter of 2003:

October 17, 2003 – Items 7 and 12. Exhibit 99.1. A copy of a press release dated October 16, 2003 announcing third quarter 2003 earnings.

October 23, 2003 – Items 7 and 9. Exhibit 99.1. A copy of a press release dated October 17, 2003 announcing the Board of Directors’ authorization of a $0.30 dividend payable November 26, 2003 and an authorization to repurchase $50 million of the Company’s common stock, superseding all previous buyback authorizations.

November 4, 2003 – Item 5. On October 16, 2003, Zions Bancorporation announced, via press release, its financial results for the quarter ended September 30, 2003. Includes excerpts from the press release.

November 5, 2003 – Item 7. Filing exhibits to its Registration Statement on Form S-3 (File No. 333-107746), which was filed on August 7, 2003.

List of Exhibits:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998 (filed herewith).

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Restated Bylaws of Zions Bancorporation dated January 19, 2001, incorporated by reference to Exhibit 3.4 of Form S-4 filed February 5, 2001.	*

4	Shareholder Protection Rights Agreement dated September 27, 1996, incorporated by reference to Exhibit 4 of Form 10-K for the year ended December 31, 2002.	*

10.1	Amended and Restated Zions Bancorporation Key Employee Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 of Form 10-K for the year ended December 31, 2002.	*

10.2	Zions Bancorporation Restated Deferred Compensation Plan for Directors (Effective July 1, 2003), incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2003.	*

10.3	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 1999-2002, incorporated by reference to Exhibit 10.22 of Form 10-K for the year ended December 31, 2000.	*

10.4	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2000-2003, incorporated by reference to Exhibit 10.23 of Form 10-K for the year ended December 31, 2000.	*

10.5	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2001-2004, incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2001.	*

10.6	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2002-2005, incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2002.	*

10.7	Zions Bancorporation 2003 – 2005 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2003.	*

10.8	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2002.	*

10.9	Amended and Restated Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.18 of Form 10-Q for the quarter ended June 30, 2002.	*

10.10	Zions Bancorporation 1998 Non-Qualified Stock Option and Incentive Plan, (as amended April 25, 2003, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2003.	*

10.11	Zions Bancorporation Deferred Compensation Plan effective January 1, 2001, incorporated by reference to Exhibit 10.24 of Form 10-K for the year ended December 31, 2000.	*

10.12	Zions Bancorporation Deferred Compensation Plan Trust Agreement, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2000.	*

10.13	Zions Bancorporation Restated Pension Plan effective January 1, 2001, including amendments adopted through January 31, 2002, incorporated by reference to Exhibit 10.17 of Form 10-K for the year ended December 31, 2001.	*

10.14	Amendment dated December 31, 2002 to Zions Bancorporation Restated Pension Plan, incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2002.	*

10.15	Form of Zions Bancorporation Change in Control Agreement, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2002.	*

10.16	Zions Bancorporation PAYSHELTER 401(k) and Employee Stock Ownership Plan, Established and Restated Effective January 1, 2003, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2003.	*

10.17	Form of Zions Bancorporation 2003 – 2005 Value Sharing Plan, Subsidiary Banks, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2003.	*

12	Ratio of Earnings to Fixed Charges (filed herewith).

13	2003 Annual Report to Shareholders – Financial Highlights on inside front cover and Pages 23 through 118 (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of independent auditors (filed herewith).

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIONS BANCORPORATION

March 15, 2004	By /s/ HARRIS H. SIMMONS
HARRIS H. SIMMONS, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 15, 2004

/s/ HARRIS H. SIMMONS	/s/ DOYLE L. ARNOLD
HARRIS H. SIMMONS, Chairman, President, Chief Executive Officer and Director, (Principal Executive Officer)	DOYLE L. ARNOLD, Secretary, Executive Vice President, and Chief Financial Officer, (Principal Financial Officer)

/s/ NOLAN BELLON	/s/ JERRY C. ATKIN
NOLAN BELLON, Controller, (Principal Accounting Officer)	JERRY C. ATKIN, Director

/s/ R. D. CASH	/s/ PATRICIA FROBES
R. D. CASH, Director	PATRICIA FROBES, Director

/s/ RICHARD H. MADSEN	/s/ ROGER B. PORTER
RICHARD H. MADSEN, Director	ROGER B. PORTER, Director

/s/ STEPHEN D. QUINN	/s/ L. E. SIMMONS
STEPHEN D. QUINN, Director	L. E. SIMMONS, Director

/s/ SHELLEY THOMAS WILLIAMS
SHELLEY THOMAS WILLIAMS, Director