Form 10-Q
period 2004-03-31
ZIONS BANCORPORATION /UT/
filed 2004-05-10
CIK 109380

Use these links to rapidly review the document
ZIONS BANCORPORATION AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
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

Common Stock, without par value, outstanding at April 30, 2004
 89,529,401 shares

ZIONS BANCORPORATION AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2004	December 31, 2003	March 31, 2003
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,058,735	$1,119,351	$1,087,910
Money market investments:
Interest-bearing deposits	1,388	884	1,189
Federal funds sold	62,817	54,850	454,168
Security resell agreements	770,109	512,960	693,623
Investment securities:
Held to maturity, at cost (approximate market value $607,119, $0 and $0)	605,292	–	–
Available for sale, at market	3,867,883	4,437,793	3,328,412
Trading account, at market (includes $160,122, $211,943 and $197,257 transferred as collateral under repurchase agreements)	383,850	380,224	336,005

	4,857,025	4,818,017	3,664,417
Loans:
Loans held for sale	185,126	176,886	227,101
Loans, leases and other receivables	20,528,993	19,839,755	18,994,438

	20,714,119	20,016,641	19,221,539
Less:
Unearned income and fees, net of related costs	93,401	96,280	90,621
Allowance for loan losses	271,226	268,506	280,533

Net loans	20,349,492	19,651,855	18,850,385
Other noninterest bearing investments	605,642	584,377	595,238
Premises and equipment, net	404,247	407,825	401,827
Goodwill	649,354	654,152	730,069
Core deposit and other intangibles	65,245	68,747	79,368
Other real estate owned	17,217	18,596	18,231
Other assets	948,432	666,624	632,309

	$29,789,703	$28,558,238	$27,208,734

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$6,117,345	$5,882,929	$5,296,261
Interest-bearing:
Savings and money market	12,443,178	12,044,499	12,303,049
Time under $100,000	1,453,064	1,507,628	1,693,752
Time $100,000 and over	1,202,159	1,227,113	1,314,220
Foreign	270,134	234,526	193,723

	21,485,880	20,896,695	20,801,005
Securities sold, not yet purchased	355,978	263,379	221,936
Federal funds purchased	1,324,972	1,370,619	841,237
Security repurchase agreements	930,425	841,170	791,360
Other liabilities	701,321	442,020	479,778
Commercial paper	190,525	126,144	276,640
Federal Home Loan Bank advances and other borrowings:
One year or less	315,976	215,354	6,602
Over one year	230,772	231,440	239,958
Long-term debt	1,608,042	1,611,618	1,114,429

Total liabilities	27,143,891	25,998,439	24,772,945

Minority interest	23,847	19,776	23,285
Shareholders' equity:
Capital stock:
Preferred stock, without par value; authorized 3,000,000 shares; issued and outstanding, none	–	–	–
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 89,693,704, 89,840,638 and 90,215,449 shares	973,506	985,904	1,012,532
Retained earnings	1,610,176	1,538,677	1,361,414
Accumulated other comprehensive income	42,226	19,041	38,558
Shares held in trust for deferred compensation, at cost	(3,943)	(3,599)	–

Total shareholders' equity	2,621,965	2,540,023	2,412,504

	$29,789,703	$28,558,238	$27,208,734

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2004	2003
Interest income:
Interest and fees on loans	$291,137	$297,349
Interest on loans held for sale	1,280	2,505
Lease financing	4,209	4,534
Interest on money market investments	3,458	3,937
Interest on securities:
Held to maturity – taxable	228	–
Held to maturity – nontaxable	898	–
Available for sale – taxable	37,869	28,220
Available for sale – nontaxable	6,092	7,293
Trading account	6,212	5,561

Total interest income	351,383	349,399

Interest expense:
Interest on savings and money market deposits	25,470	32,629
Interest on time and foreign deposits	14,042	20,988
Interest on borrowed funds	29,688	29,574

Total interest expense	69,200	83,191

Net interest income	282,183	266,208
Provision for loan losses	11,244	17,550

Net interest income after provision for loan losses	270,939	248,658

Noninterest income:
Service charges and fees on deposit accounts	32,755	31,412
Loan sales and servicing income	18,412	19,431
Other service charges, commissions and fees	22,359	19,647
Trust and investment management income	4,075	5,128
Income from securities conduit	8,698	6,866
Dividends and other investment income	8,095	5,997
Market making, trading and nonhedge derivative income	6,124	9,872
Equity securities losses, net	(4,031)	(5,904)
Fixed income securities gains (losses), net	(83)	135
Other	9,646	3,777

Total noninterest income	106,050	96,361

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2004	2003
Noninterest expense:
Salaries and employee benefits	130,278	123,586
Occupancy, net	17,813	16,847
Furniture and equipment	15,948	15,783
Legal and professional services	7,214	4,922
Postage and supplies	6,648	6,665
Advertising	4,842	3,980
Impairment losses on long-lived assets	184	22
Amortization of core deposit and other intangibles	3,503	3,551
Other	35,908	38,630

Total noninterest expense	222,338	213,986

Income from continuing operations before income taxes and minority interest	154,651	131,033
Income taxes	54,714	46,394
Minority interest	268	(2,737)

Income from continuing operations	99,669	87,376

Discontinued operations:
Income from operations of discontinued subsidiaries	$–	$552
Income taxes	–	224

Income on discontinued operations	–	328

Net income	$99,669	$87,704

Weighted average shares outstanding during the period:
Basic shares	89,724	90,529
Diluted shares	90,905	90,648
Net income per common share:
Basic:
Income from continuing operations	$1.11	$0.96
Income on discontinued operations	–	0.01

Net income	$1.11	$0.97

Diluted:
Income from continuing operations	$1.10	$0.96
Income on discontinued operations	–	0.01

Net income	$1.10	$0.97

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
    AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31, 2004
			Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains on Investments and Retained Interests	Net Unrealized Gains on Derivative Instruments	Minimum Pension Liability	Subtotal	Shares Held in Trust for Deferred Compensation	Total Shareholders' Equity
Balance, December 31, 2003	$985,904	$1,538,677	$24,015	$10,716	$(15,690)	$19,041	$(3,599)	$2,540,023
Comprehensive income:
Net income for the period		99,669						99,669
Other comprehensive income, net of tax:
Net realized and unrealized holding gains during the period, net of income tax expense of $7,604			12,275			12,275
Reclassification for net realized losses recorded in operations, net of income tax benefit of $25			41			41
Net unrealized gains on derivative instruments, net of reclassification to operations of $12,276 and income tax expense of $7,026				10,869		10,869

Other comprehensive income			12,316	10,869	–	23,185		23,185

Total comprehensive income								122,854
Stock redeemed and retired	(29,874)							(29,874)
Stock options exercised, net of shares tendered and retired	17,476							17,476
Cash dividends – common, $.30 per share		(28,170)						(28,170)
Cost of shares held in trust for deferred compensation							(344)	(344)

Balance, March 31, 2004	$973,506	$1,610,176	$36,331	$21,585	$(15,690)	$42,226	$(3,943)	$2,621,965

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
    AND COMPREHENSIVE INCOME (Continued)
(Unaudited)

	Three Months Ended March 31, 2003
			Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Investments and Retained Interests	Net Unrealized Gains on Derivative Instruments	Minimum Pension Liability	Subtotal	Shares Held in Trust for Deferred Compensation	Total Shareholders' Equity
Balance, December 31, 2002	$1,034,888	$1,292,741	$44,151	$25,420	$(23,357)	$46,214	$–	$2,373,843
Comprehensive income:
Net income for the period		87,704						87,704
Other comprehensive income, net of tax:
Net realized and unrealized holding losses during the period, net of income tax benefit of $5,516			(8,905)			(8,905)
Reclassification for net realized gains recorded in operations, net of income tax expense of $350			(565)			(565)
Net unrealized gains on derivative instruments, net of reclassification to operations of $9,575 and income tax expense of $1,090				1,814		1,814

Other comprehensive income (loss)			(9,470)	1,814	–	(7,656)		(7,656)

Total comprehensive income								80,048
Stock redeemed and retired	(24,227)							(24,227)
Stock options exercised, net of shares tendered and retired	1,871							1,871
Cash dividends – common, $.21 per share		(19,031)						(19,031)

Balance, March 31, 2003	$1,012,532	$1,361,414	$34,681	$27,234	$(23,357)	$38,558	$–	$2,412,504

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,669	$87,704
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,244	17,550
Depreciation of premises and equipment	14,914	14,105
Amortization	9,423	6,990
Income (loss) to minority interest	268	(2,737)
Equity securities losses, net	4,031	5,904
Fixed income securities losses (gains), net	83	(135)
Net increase in trading securities	(3,626)	(4,395)
Proceeds from sales of loans held for sale	92,629	159,994
Additions to loans held for sale	(98,796)	(97,596)
Net gains on sales of loans, leases and other assets	(15,044)	(10,821)
Net increase in cash surrender value of bank owned life insurance	(4,573)	(4,740)
Undistributed earnings of affiliates	(2,966)	(92)
Change in accrued income taxes	64,691	14,772
Change in accrued interest receivable	6,272	2,146
Change in other assets	(237,534)	63,066
Change in other liabilities	179,033	(67,343)
Change in accrued interest payable	1,827	2,369
Other, net	1,196	1,975

Net cash provided by operating activities	122,741	188,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in money market investments	(265,620)	(606,218)
Proceeds from maturities of investment securities held to maturity	739	–
Purchases of investment securities held to maturity	(5,650)	–
Proceeds from sales of investment securities available for sale	1,315,001	2,241,245
Proceeds from maturities of investment securities available for sale	167,690	290,674
Purchases of investment securities available for sale	(1,500,014)	(2,549,627)
Proceeds from sales of loans and leases	99,798	107,996
Net increase in loans and leases	(822,773)	(272,418)
Proceeds from sales of other noninterest bearing investments	–	6,697
Proceeds from sales of premises and equipment	6,540	1,129
Purchases of premises and equipment	(15,360)	(23,557)
Proceeds from sales of other assets	5,052	19,119
Net cash paid for net liabilities on branches sold	(16,748)	–

Net cash used in investing activities	(1,031,345)	(784,960)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$640,037	$650,553
Net change in short-term funds borrowed	301,210	(54,167)
Payments on FHLB advances and other borrowings over one year	(668)	(740)
Proceeds from issuance of long-term debt	–	49,902
Payments on long-term debt	(50,001)	(6,981)
Proceeds from issuance of common stock	15,454	1,549
Payments to redeem common stock	(29,874)	(24,227)
Dividends paid	(28,170)	(19,031)

Net cash provided by financing activities	847,988	596,858

Net increase (decrease) in cash and due from banks	(60,616)	614
Cash and due from banks at beginning of period	1,119,351	1,087,296

Cash and due from banks at end of period	$1,058,735	$1,087,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$64,249	$82,733
Income taxes	37	26,071
Loans transferred to other real estate owned	4,182	6,285

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2004

1.     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Zions Bancorporation ("the Parent") and its majority-owned subsidiaries (collectively "the Company," "we," "our") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Held to maturity debt securities are stated at cost, net of unamortized premiums and unaccreted discounts. Upon purchase, the Company has the intent and ability to hold such securities to maturity.

        Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The balance sheet at December 31, 2003 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2003.

2.     STOCK-BASED COMPENSATION

        The following disclosures are required for interim financial statements by Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued by the Financial Accounting Standards Board ("FASB"). SFAS 148 provides guidance to transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, to the fair value method of accounting under SFAS No. 123, Accounting for Stock-Based Compensation. We continue to account for our stock-based compensation plans under APB 25 and have not recorded any compensation expense, as the exercise price of the stock options was equal to the quoted market price of the stock on the date of grant.

        The impact on net income and net income per common share if we had applied the provisions of SFAS 123 to stock-based employee compensation was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$99,669	$87,704
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,123)	(5,383)

Pro forma net income	$96,546	$82,321

Net income per common share:
Basic – as reported	$1.11	$0.97
Basic – pro forma	1.08	0.91
Diluted – as reported	1.10	0.97
Diluted – pro forma	1.06	0.91

        On March 31, 2004, the FASB issued its Exposure Draft, Share-Based Payment, which is a proposed amendment to SFAS 123. The Exposure Draft utilizes a "modified grant-date" approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions. Generally, this approach is similar to that of SFAS 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income for all awards that vest based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004.

3.     GUARANTEES

        The following are guarantees issued by the Company (in thousands):

	March 31,
	2004	2003
Standby letters of credit:
Performance	$85,736	$90,414
Financial	377,391	287,017

	$463,127	$377,431

        The Company's Annual Report on Form 10-K for the year ended December 31, 2003 contains further information on the nature of these letters of credit along with their terms and collateral requirements.

        At March 31, 2004, the Parent has guaranteed approximately $580.3 million of debt issued by a subsidiary and by affiliated trusts issuing trust preferred securities. The trusts and related trust preferred securities are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        Zions First National Bank ("ZFNB") provides a liquidity facility ("Liquidity Facility") for a fee to Lockhart Funding, LLC ("Lockhart"), a qualifying special-purpose entity securities conduit. Lockhart purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. ZFNB also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility contract, ZFNB is required to purchase securities from Lockhart to provide funds for Lockhart to repay maturing commercial paper upon Lockhart's inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Under the liquidity agreement, ZFNB is required to purchase at book value any security in Lockhart that is downgraded below AA-. Prior to such purchase, ZFNB has the option to place its letter of credit on the security or obtain credit enhancement from a third party. At any given time, the maximum commitment of ZFNB is the book value of Lockhart's securities portfolio, which is not allowed to exceed the size of the Liquidity Facility commitment. At March 31, 2004, the book value of Lockhart's securities portfolio was $4.7 billion, which approximated market value, and the size of the Liquidity Facility commitment was $5.1 billion. No amounts were outstanding under the Liquidity Facility at March 31, 2004. The boards of directors of the Company and ZFNB have approved an increase in the size of the Liquidity Facility, which may be implemented prior to December 31, 2004, and is subject to rating agency approval.

        The FASB has issued an Exposure Draft, Qualifying Special-Purpose Entities and Isolation of Transferred Assets, which would amend SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This new guidance proposes to change the requirements that an entity must meet to be considered a qualifying special-purpose entity. If this guidance were adopted as presently proposed, we would be required to consolidate Lockhart in our financial statements. The FASB has received a number of inquiries on the Exposure Draft, and is currently evaluating the nature and extent of any revisions based on certain questions raised, including those by banking regulators. In light of these developments, we are considering our future business options with regard to the ongoing operations of Lockhart.

4.     VARIABLE INTEREST ENTITIES

        During the three months ended March 31, 2004, we adopted FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), Consolidation of Variable Interest Entities. FIN 46R effectively modified and clarified certain provisions of FIN 46 and modified the effective date for certain entities. FIN 46 was issued in January 2003 and provided guidance on identifying a variable interest entity ("VIE") and determining when a company must consolidate in its financial statements the assets, liabilities, and results of activities of a VIE. A company is required to consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary is the party that absorbs a majority of the VIE's expected losses, receives a majority of its expected residual returns, or both.

        The following updates the discussion in our Annual Report on Form 10-K for the year ended December 31, 2003 regarding our adoption of FIN 46R:

  1.
  The provisions of FIN 46R modified our status as the primary beneficiary of the trusts associated with our borrowing arrangements involving trust preferred securities. Accordingly, we deconsolidated these trusts as of January 1, 2004. The deconsolidation was not material to our balance sheet and did not affect net income.

  2.
  We completed an analysis of our low income housing investments and concluded that consolidation is not required under the provisions of FIN 46R, as we are not the primary beneficiary in these arrangements.

  3.
  ZFNB holds variable interests in securitization structures. All such structures are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46.

        As of March 31, 2004, we have not identified any other arrangements, including equity investments, which would require consolidation or deconsolidation in 2004 under FIN 46R.

5.     RETIREMENT PLANS

        The following disclosures are required for interim financial statements by SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,
	2004	2003	2004	2003
Service cost	$216	$251	$25	$30
Interest cost	2,617	2,099	125	120
Expected return on plan assets	(2,987)	(1,944)	–	–
Amortization of prior service cost	–	–	25	21
Amortization of net actuarial (gain) loss	400	592	(75)	(105)

Net periodic benefit cost	$246	$998	$100	$66

        As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, we expected to contribute $700 thousand in 2004 to fund our postretirement medical plan. As of March 31, 2004, we have contributed $186 thousand of this amount and expect to contribute the remaining portion during the rest of 2004. We did not expect to contribute to the pension plan in 2004 and have not done so as of March 31, 2004.

6.     DEBT FINANCING AND SUBSEQUENT EVENTS

        On January 15, 2004, under provisions of the borrowing arrangements, we redeemed at par all of the $50 million of floating rate senior medium-term notes that were due on January 15, 2005.

        On April 15, 2004, we redeemed all of the $65 million of the medium-term notes that were due on April 15, 2005. On April 29, 2004, we announced our intention to redeem on May 13, 2004 all of the $60 million of the medium-term notes that were due on May 13, 2005.

        On May 10, 2004, we issued $300 million of fixed rate subordinated debt under our shelf registration statement on file with the Securities and Exchange Commission. The notes bear interest at 5.65% and mature on May 15, 2014. They are not redeemable prior to maturity and require semiannual interest payments. Simultaneously upon issuance, we hedged $200 million of these notes with LIBOR-based floating interest rate swaps and we terminated an existing hedge on $140 million of trust preferred securities issued by Zions Capital Trust B.

7.     OPERATING SEGMENT INFORMATION

        We manage our operations and prepare management reports and other information with a primary focus on geographical area. All segments presented, except for the segment defined as "Other," are based on commercial banking operations. Zions First National Bank ("ZFNB") operates 111 branches in Utah and 22 in Idaho. California Bank & Trust ("CB&T") operates 91 branches in Northern and Southern California. Nevada State Bank ("NSB") operates 66 branches in Nevada. National Bank of Arizona ("NBA") operates 54 branches in Arizona. Vectra Bank Colorado ("Vectra") operates 45 branches in Colorado and one branch in New Mexico. The Commerce Bank of Washington ("Commerce") operates one branch in the state of Washington. The operating segment identified as "Other" includes the parent company, certain e-commerce subsidiaries, other smaller nonbank operating units, and eliminations of transactions between segments.

        The accounting policies of the individual operating segments are the same as those of the Company. We allocate centrally provided services to the business segments based upon estimated usage of those services.

        We also allocate income between certain of our banking subsidiaries to better match revenues from hedging strategies to the operating units which gave rise to the exposures being hedged. Allocated income (expense) included in net interest income of the banking subsidiaries was as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Zions First National Bank	$(5.8)	$(7.4)
Nevada State Bank	0.6	0.8
National Bank of Arizona	1.5	1.9
Vectra Bank Colorado	2.7	3.5
The Commerce Bank of Washington	1.0	1.2

	$–	$–

        The amount of allocated hedge income (expense) continues to decrease as underlying hedges mature since beginning January 1, 2003 new hedges are being recorded directly at the banking subsidiaries.

        The following table presents selected operating segment information for the three months ended March 31, 2004 and 2003:

	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona
(In millions)	2004	2003	2004	2003	2004	2003	2004	2003
CONDENSED INCOME STATEMENT
Net interest income	$84.9	$84.1	$98.1	$94.8	$33.2	$29.6	$33.1	$30.2
Provision for loan losses	5.5	12.0	1.5	2.2	1.6	2.0	1.3	–

Net interest income after provision for loan losses	79.4	72.1	96.6	92.6	31.6	27.6	31.8	30.2
Noninterest income	65.0	56.7	19.5	18.2	7.9	7.1	6.5	5.5
Noninterest expense	81.3	75.0	57.5	57.9	22.9	21.2	20.3	19.8

Income from continuing operations before income taxes and minority interest	63.1	53.8	58.6	52.9	16.6	13.5	18.0	15.9
Income tax expense (benefit)	21.1	17.1	23.6	21.2	5.7	4.6	7.2	6.4
Minority interest	(0.3)	(0.1)	–	–	–	–	–	–

Income from continuing operations	42.3	36.8	35.0	31.7	10.9	8.9	10.8	9.5
Income on discontinued operations	–	–	–	–	–	–	–	–

Net income (loss)	$42.3	$36.8	$35.0	$31.7	$10.9	$8.9	$10.8	$9.5

AVERAGE BALANCE SHEET DATA
Assets	$11,989	$11,453	$9,341	$8,716	$2,976	$2,726	$2,988	$2,783
Net loans and leases	6,915	6,706	6,511	6,117	2,168	1,850	2,421	1,973
Deposits	7,236	7,087	7,623	6,936	2,603	2,388	2,551	2,346
Shareholder's equity	744	679	979	998	200	172	241	232
	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company
	2004	2003	2004	2003	2004	2003	2004	2003
CONDENSED INCOME STATEMENT
Net interest income	$24.0	$24.0	$6.7	$5.7	$2.1	$(2.2)	$282.1	$266.2
Provision for loan losses	1.0	1.4	0.3	–	–	–	11.2	17.6

Net interest income after provision for loan losses	23.0	22.6	6.4	5.7	2.1	(2.2)	270.9	248.6
Noninterest income	7.1	9.3	0.6	0.4	(0.5)	(0.9)	106.1	96.3
Noninterest expense	23.2	25.3	2.8	3.0	14.3	11.7	222.3	213.9

Income from continuing operations before income taxes and minority interest	6.9	6.6	4.2	3.1	(12.7)	(14.8)	154.7	131.0
Income tax expense (benefit)	2.4	2.3	1.5	1.1	(6.8)	(6.4)	54.7	46.3
Minority interest	–	–	–	–	0.6	(2.6)	0.3	(2.7)

Income from continuing operations	4.5	4.3	2.7	2.0	(6.5)	(5.8)	99.7	87.4
Income on discontinued operations	–	–	–	–	–	0.3	–	0.3

Net income (loss)	$4.5	$4.3	$2.7	$2.0	$(6.5)	$(5.5)	$99.7	$87.7

AVERAGE BALANCE SHEET DATA
Assets	$2,472	$2,753	$704	$626	$(647)	$(1,743)	$29,823	$27,314
Net loans and leases	1,655	1,868	330	312	118	139	20,118	18,965
Deposits	1,704	1,903	443	434	(1,276)	(1,175)	20,884	19,919
Shareholder's equity	378	441	51	46	(14)	(166)	2,579	2,402

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share and ratio data)	2004	2003	% Change
EARNINGS
Taxable-equivalent net interest income	$287,614	$271,980	5.75%
Net interest income	282,183	266,208	6.00%
Noninterest income	106,050	96,361	10.05%
Provision for loan losses	11,244	17,550	(35.93)%
Noninterest expense	222,338	213,986	3.90%
Income before income taxes and minority interest	154,651	131,033	18.02%
Income taxes	54,714	46,394	17.93%
Minority interest	268	(2,737)	(109.79)%
Income from continuing operations	99,669	87,376	14.07%
Income on discontinued operations	–	328	(100.00)%
Net income	99,669	87,704	13.64%
PER COMMON SHARE
Net income (diluted)	1.10	0.97	13.40%
Income from continuing operations (diluted)	1.10	0.96	14.58%
Income on discontinued operations (diluted)	–	0.01	(100.00)%
Dividends	0.30	0.21	42.86%
Book value	29.23	26.74	9.31%
SELECTED RATIOS
Return on average assets	1.34%	1.30%
Return on average common equity	15.54%	14.81%
Efficiency ratio	56.48%	58.11%
Net interest margin	4.32%	4.54%

FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and ratio data)	2004	2003	% Change
AVERAGE BALANCES
Total assets	$29,822,933	$27,313,646	9.19%
Securities	5,087,878	3,911,833	30.06%
Net loans and leases	20,117,675	18,964,880	6.08%
Goodwill	653,678	730,101	(10.47)%
Core deposit and other intangibles	69,953	81,731	(14.41)%
Total deposits	20,883,922	19,918,741	4.85%
Core deposits (1)	19,680,319	18,596,803	5.83%
Minority interest	21,812	22,981	(5.09)%
Shareholders' equity	2,578,879	2,402,132	7.36%
Weighted average common and common-equivalent shares outstanding	90,905,218	90,647,613	0.28%
AT PERIOD END
Total assets	$29,789,703	$27,208,734	9.49%
Securities	4,857,025	3,664,417	32.55%
Net loans and leases	20,620,718	19,130,918	7.79%
Sold loans being serviced (2)	2,707,128	2,401,930	12.71%
Allowance for loan losses	271,226	280,533	(3.32)%
Goodwill	649,354	730,069	(11.06)%
Core deposit and other intangibles	65,245	79,368	(17.79)%
Total deposits	21,485,880	20,801,005	3.29%
Core deposits (1)	20,283,721	19,486,785	4.09%
Minority interest	23,847	23,285	2.41%
Shareholders' equity	2,621,965	2,412,504	8.68%
Common shares outstanding	89,693,704	90,215,449	(0.58)%
Average equity to average assets	8.65%	8.79%
Common dividend payout	28.26%	21.70%
Nonperforming assets	109,487	107,381	1.96%
Loans past due 90 days or more	26,307	49,806	(47.18)%
Nonperforming assets to net loans and leases and other real estate owned at period end	0.53%	0.56%

(1)	Amount consists of total deposits excluding time deposits $100,000 and over.
(2)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

FORWARD-LOOKING INFORMATION

        Statements in Management's Discussion and Analysis that are based on other than historical data are forward-looking, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events, including, among others:

  •
  Statements with respect to the Company's beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance;

  •
  Statements preceded by, followed by or that include the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," "projects," or similar expressions.

        These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management's views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in Management's Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

  •
  the Company's ability to successfully execute its business plans;

  •
  changes in general economic and financial market conditions, either nationally or locally in areas in which the Company conducts its operations, including without limitation, reduced rates of business formation and growth and commercial real estate development;

  •
  changes in interest rates;

  •
  the timing of closing proposed acquisitions or such acquisitions being prohibited or divestitures being delayed;

  •
  losses, customer bankruptcies, claims and assessments;

  •
  continuing consolidation in the financial services industry;

  •
  new litigation or changes in existing litigation;

  •
  increased competitive pressures among financial institutions;

  •
  political developments, war or other hostilities or acts of terrorism;

  •
  legislation or regulatory changes which adversely affect the Company's operations or business; and

  •
  changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies.

        The Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

RESULTS OF OPERATIONS

        Zions Bancorporation ("the Parent") and subsidiaries (collectively "Zions," "the Company," "we," "our") reported net income of $99.7 million, or $1.10 per diluted share compared to $87.7 million, or $0.97 per diluted share for the first quarter of 2003. The increase in earnings for the first quarter of 2004 compared to the first quarter of 2003 reflects strong loan and deposit growth, along with our continuing efforts to control expenses.

        The annualized return on average assets was 1.34% in the first quarter of 2004 compared to 1.30% in the first quarter of 2003. For the same comparative periods, the annualized return on average common equity was 15.54% compared to 14.81%. In addition, the efficiency ratio, which is defined as the percentage of noninterest expenses to taxable-equivalent revenue, improved to 56.48% compared to 58.11% for the first quarter of 2003.

Net Interest Income, Margin and Interest Rate Spreads

        Taxable-equivalent net interest income for the first quarter of 2004 increased 5.7% to $287.6 million compared with $272.0 million for the first quarter of 2003. The increase reflects growth in both loans and deposits, which was partially offset by the effects of a slightly lower net interest margin. When we discuss net interest income on a taxable-equivalent basis, we have adjusted net interest income such that any income that is exempt from income taxes is "grossed-up" to become comparable to the income that is taxable. We believe that presenting net interest income on a taxable-equivalent basis provides a better comparability of income received from both taxable and tax-exempt sources. In addition, such presentation is consistent with industry practice. The taxable-equivalent adjustments to net interest income for the first quarters of 2004 and 2003 were $5.4 million and $5.8 million, respectively, and the incremental tax rate used for calculating all taxable-equivalent adjustments is 35% for all periods presented.

        The Company's net interest margin decreased to 4.32% for the first quarter of 2004 compared to 4.54% for the first quarter of 2003. The lower margin was primarily the result of the persistent low interest rate environment that has challenged the Company since early 2003. We believe that downward pressure on margins in the coming quarters may continue.

        The yield on average earning assets decreased 57 basis points during the first quarter of 2004 compared to the first quarter of 2003. The average rate paid this quarter on interest-bearing funds decreased 40 basis points from the first quarter of 2003. The spread on average interest-bearing funds for the first quarter of 2004 was 4.04%, down from 4.21% for the first quarter of 2003.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
(In thousands)	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate
ASSETS
Money market investments	$1,579,080	$3,458	0.88%	$1,402,979	$3,937	1.14%
Securities:
Held to maturity	96,933	1,610	6.68%	–	–
Available for sale	4,289,578	47,241	4.43%	3,259,889	39,440	4.91%
Trading account	701,367	6,212	3.56%	651,944	5,561	3.46%

Total securities	5,087,878	55,063	4.35%	3,911,833	45,001	4.67%

Loans:
Loans held for sale	174,044	1,280	2.96%	250,388	2,505	4.06%
Net loans and leases (2)	19,943,631	297,013	5.99%	18,714,492	303,728	6.58%

Total loans and leases	20,117,675	298,293	5.96%	18,964,880	306,233	6.55%

Total interest-earning assets	26,784,633	356,814	5.36%	24,279,692	355,171	5.93%

Cash and due from banks	972,001			910,849
Allowance for loan losses	(271,243)			(281,264)
Goodwill	653,678			730,101
Core deposit and other intangibles	69,953			81,731
Other assets	1,613,911			1,592,537

Total assets	$29,822,933			$27,313,646

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$3,268,670	4,956	0.61%	$2,768,128	5,015	0.73%
Money market super NOW	8,937,344	20,514	0.92%	9,044,349	27,614	1.24%
Time under $100,000	1,493,380	6,883	1.85%	1,741,121	11,225	2.61%
Time $100,000 and over	1,203,603	6,628	2.21%	1,321,938	9,265	2.84%
Foreign	257,521	531	0.83%	189,535	498	1.07%

Total interest-bearing deposits	15,160,518	39,512	1.05%	15,065,071	53,617	1.44%

Borrowed funds:
Securities sold, not yet purchased	578,368	5,481	3.81%	481,990	4,654	3.92%
Federal funds purchased and security
repurchase agreements	2,868,401	6,382	0.89%	2,422,087	6,447	1.08%
Commercial paper	235,508	723	1.23%	293,259	1,120	1.55%
FHLB advances and other borrowings:
One year or less	426,569	1,163	1.10%	7,178	34	1.92%
Over one year	230,894	2,920	5.09%	240,245	3,151	5.32%
Long-term debt	1,596,120	13,019	3.28%	1,099,333	14,168	5.23%

Total borrowed funds	5,935,860	29,688	2.01%	4,544,092	29,574	2.64%

Total interest-bearing liabilities	21,096,378	69,200	1.32%	19,609,163	83,191	1.72%

Noninterest-bearing deposits	5,723,404			4,853,670
Other liabilities	402,460			425,700

Total liabilities	27,222,242			24,888,533
Minority interest	21,812			22,981
Total shareholders' equity	2,578,879			2,402,132

Total liabilities and shareholders' equity	$29,822,933			$27,313,646

Spread on average interest-bearing funds			4.04%			4.21%
Taxable-equivalent net interest income and net yield on interest-earning assets		$287,614	4.32%		$271,980	4.54%

(1)
Taxable-equivalent rates used where applicable.
(2)
Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

Provision for Loan Losses

        The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level. For the first quarter of 2004, the provision for loan losses was $11.2 million, compared to $17.6 million for the first quarter of 2003. On an annualized basis, the provision is 0.22% of average loans for the first quarter of 2004 and 0.38% for the first quarter of 2003. The declining trend in the provision corresponds to the general improvements that took place in the loan and lease portfolios during 2003 and continued into 2004. See "Credit Risk Management" for more information on how we determine the appropriate level for the allowance.

Noninterest Income

        Compared with the first quarter of 2003, noninterest income for the first quarter of 2004 increased 10.1%, or $9.7 million. Service charges and fees on deposit accounts increased 4.3% from the first quarter of 2003 primarily from internal core deposit growth. Loan sales and servicing income declined 5.2% compared to the first quarter 2003 primarily as a result of higher levels of prepayments, reduced residential mortgage originations and a lower volume of sold loans being serviced. Other service charges, commissions and fees increased 13.8% reflecting increases in brokerage and investment service activities.

        Income from securities conduit represents fees that we receive from Lockhart Funding, LLC, a "qualifying special-purpose entity" securities conduit ("Lockhart"), in return for liquidity, an interest rate agreement and administrative services that Zions provides to the entity in accordance with a servicing agreement. The increase in income for the first quarter of 2004 resulted from increased investment holdings in Lockhart's securities portfolio, which created higher servicing fees.

        Dividends and other investment income consist of revenue from the Company's bank-owned life insurance program, dividends on securities holdings and equity in earnings from investments in unconsolidated companies. The increase in dividends and other investment income compared to the first quarter of 2003 was caused primarily by earnings from the Company's minority interest in an investment banking firm compared with a loss that was recorded in the first quarter of 2003.

        Market making, trading and nonhedge derivative income was $6.1 million in the first quarter of 2004 compared to $9.9 million in the first quarter of 2003. Trading income for the first quarter of 2004 was $5.6 million compared to $6.2 million for the same period in 2003, reflecting a lower volume of bond trading and lower average spreads per trade. Nonhedge derivative income for 2004 was $0.5 million compared to $3.7 million for 2003, and included fair value increases of $0.2 million compared to increases of $2.1 million in 2003. In addition, nonhedge derivative interest income decreased from $1.6 million to $0.3 million, reflecting the effects of the current interest rate environment.

        Equity securities losses includes $4.0 million in net losses on venture capital and other equity investments, while for the same period in 2003 net losses were $5.9 million. Adjusted for minority interest and income taxes, the losses related to venture capital funds reduced net income by $2.9 million and $3.0 million in the first quarters of 2004 and 2003, respectively.

        Other noninterest income in the first quarter of 2004 includes $3.7 million from a litigation settlement, $1.5 million from the sale of certain personal trust accounts in Arizona and a $1 million gain on the sale of a building in California.

Noninterest Expense

        Noninterest expense for the first quarter of 2004 of $222.3 million increased $8.4 million or 3.9% over the $214.0 million for the first quarter of 2003. The Company's efficiency ratio was 56.48% for the first quarter of 2004 compared to 58.11% for the same period of 2003.

        Salaries and employee benefits increased $6.7 million or 5.4%, compared to the first quarter of 2003, primarily as a result of increased incentive costs. Occupancy, legal and professional services, and advertising increased when compared to the first quarter 2003 but were in line with the expenses incurred in the fourth quarter of 2003. The 7.0% decrease in other expense for the first quarter when compared to the same period in 2003 was caused primarily by a $1.7 million reduction to the allowance for credit losses associated with unfunded lending commitments.

        As discussed in Note 2 of the Notes to Consolidated Financial Statements, beginning in 2005, we expect to be subject to new accounting rules with regard to stock-based compensation. Under this new accounting treatment, we will be required to expense our stock-based compensation, which will result in an increase to noninterest expense. The amount of expense that will be recorded will be based on the fair value of the stock-based compensation as of the dates it is granted. While under existing guidance we have elected not to expense stock-based compensation, we have disclosed in the Company's financial statements the pro forma effect on net income as if our stock-based compensation had been expensed. As disclosed in Note 2, the pro forma effect (using a Black-Scholes model and assumptions as disclosed in our 2003 Annual Report on Form 10-K) of expensing stock-based compensation decreased in the first quarter of 2004 when compared to the same period in 2003. This decrease resulted primarily from options granted during the first quarter of 2003, while no such grants were made in the first quarter of 2004. Option grants are expected to be made in the second quarter of 2004.

        At March 31, 2004, the Company had 7,943 full-time equivalent employees, 391 branches, and 511 ATMs, compared to 7,914 full-time equivalent employees, 407 branches, and 579 ATMs at March 31, 2003.

Discontinued Operations

        In 2002, we made a decision to revalue and restructure Zions' e-commerce activities, including selling selected subsidiaries. This decision was based on continued disappointing operating results and a difficult market environment. The final e-commerce subsidiary classified as discontinued was sold in the third quarter of 2003, thereby completing this restructuring plan.

Income Taxes

        The Company's income tax expense on continuing operations increased to $54.7 million for the first quarter of 2004 compared to $46.4 million for the first quarter of 2003. The Company's effective income tax rate was 35.4% for the first quarters of both 2004 and 2003.

BALANCE SHEET ANALYSIS

Interest-Earning Assets

        Interest-earning assets have interest rates or yields associated with them and consist of money market investments, securities and loans.

        Average interest-earning assets increased 4.3% to $26,785 million for the three months ended March 31, 2004 compared to $25,675 million for the three months ended December 31, 2003, and 10.3% compared to $24,280 million for the first quarter 2003. Interest-earning assets comprised 89.8% of total average assets for the first three months of 2004, compared with 89.3% for the fourth quarter of 2003 and 88.9% for the first quarter of 2003.

Investment Securities Portfolio

        The following table presents the Company's held-to-maturity and available-for-sale investment securities:

	March 31, 2004		December 31, 2003		March 31, 2003
(In millions)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
HELD TO MATURITY
Municipal securities	$605	$607	$–	$–	$–	$–

AVAILABLE FOR SALE
U.S. Treasury securities	36	37	42	43	36	38
U.S. government agencies and corporations:
Small Business Administration loan- backed securities	733	738	738	741	757	760
Other agency securities	285	289	241	242	341	342
Municipal securities	101	104	715	718	666	670
Mortgage/asset-backed and other debt securities	2,440	2,465	2,351	2,368	1,306	1,326

	3,595	3,633	4,087	4,112	3,106	3,136

Other securities:
Mutual funds	226	227	318	318	168	172
Stock	7	8	8	8	15	20

	233	235	326	326	183	192

	3,828	3,868	4,413	4,438	3,289	3,328

Total	$4,433	$4,475	$4,413	$4,438	$3,289	$3,328

        The amortized cost of investment securities at March 31, 2004 was essentially the same as year-end 2003 but increased 34.8% from the balance at March 31, 2003. The Company increased its securities portfolio during 2003 as it took advantage of the availability of low-cost financing and this strategy continued into the first quarter of 2004. We expect to sell securities as demand for loans increases.

        The investment securities portfolio at both March 31, 2004 and December 31, 2003 includes $1,023 million of non-rated, fixed income securities, compared with $858 million at March 31, 2003. These securities include non-rated municipal securities as well as non-rated, asset-backed subordinated tranches.

Loan Portfolio

        Loan growth for the quarter improved from the levels that the Company experienced in 2003. Net loans and leases at March 31, 2004 were $20,621 million, an annualized increase of 14.1% from the December 31, 2003 balance, and a 7.8% increase from March 31, 2003. Loan growth in percentage terms remained strong in Arizona and Nevada, adding $178 million in on-balance sheet loans since December 31, 2003. In addition, loan growth in Utah and California showed substantial improvement. In dollar terms, the largest loan growth was in ZFNB and CB&T, which on a combined basis added approximately $568 million to the portfolio since year-end 2003. However, approximately $128 million of this growth in the loan portfolio related to purchased adjustable rate mortgages by CB&T as part of its asset-liability management program. The activity in net loans for the quarter also includes the first of two planned sales of branches by Vectra, which closed and reduced loans by $28 million. In addition, during the first three months of 2004, the Company securitized and sold $91 million in home equity credit lines and other loans. For the same period in 2003, securitized loan sales totaled $98 million.

        The following table sets forth the loan portfolio by type of loan:

(In millions)	March 31, 2004	December 31, 2003	March 31, 2003
Loans held for sale	$185	$177	$227
Commercial lending:
Commercial and industrial	4,204	4,111	4,052
Leasing	363	377	372
Owner occupied	3,465	3,295	3,182

Total commercial lending	8,032	7,783	7,606
Commercial real estate:
Construction	2,916	2,867	2,991
Term	3,646	3,426	3,293

Total commercial real estate	6,562	6,293	6,284
Consumer:
Home equity credit line	892	838	703
1-4 family residential	4,057	3,874	3,191
Bankcard and other revolving plans	183	198	182
Other	697	749	934

Total consumer	5,829	5,659	5,010
Foreign loans	15	15	20
Other receivables	91	90	75

Total loans	$20,714	$20,017	$19,222

Sold Loans Being Serviced

        Zions performs loan servicing operations on both loans that it holds in its portfolios as well as loans that are owned by third party investor-owned trusts. In addition, Zions has a practice of securitizing and selling a portion of the loans that it originates and in many instances, provides the servicing on these loans as a condition of the sale. As of March 31, 2004, conforming long-term first mortgage real estate loans being serviced for others was $340 million compared with $352 million at the end of 2003 and $375 million at March 31, 2003. Consumer and other loan securitizations being serviced totaled $2,707 million at the end of the first quarter of 2004, $2,782 million at the end of 2003 and $2,402 million at March 31, 2003.

	Sold loans being serviced		Residual interests on the balance sheet at March 31, 2004
(In millions)	Sales for three months ended March 31, 2004	Outstanding balance at March 31, 2004	Subordinated retained interests	Capitalized residual cash flows	Total
Home equity credit lines	$69	$447	$11	$9	$20
Small business loans	–	1,624	147	92	239
SBA 7(a) loans	13	232	–	6	6
Farmer Mac	9	404	–	7	7

Total	$91	$2,707	$158	$114	$272

        As of March 31, 2004, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $272 million in connection with the $2,707 million of sold loans being serviced. Although it performs the servicing, Zions exerts no control nor does it have an equity interest in any of the trusts that own the securitized loans. However, as is a common practice with securitized transactions, the Company had retained subordinated interests in the securitized assets amounting to $158 million at March 31, 2004, representing junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as "excess servicing", of $114 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

Other Noninterest Bearing Investments

        As of March 31, 2004, the Company had $606 million of other noninterest bearing investments compared with $584 million at year-end 2003 and $595 million at March 31, 2003. At March 31, 2004, these investments included $371 million of bank-owned life insurance, $95 million of Federal Home Loan Bank and Federal Reserve Bank stock, $63 million in non-public ventures through four Small Business Investment Companies ("SBIC") and $16 million in trust preferred securities. The Company's remaining equity exposure to the SBIC ventures, net of minority interest and Small Business Administration debt, at March 31, 2004 was $35.9 million. The Company also had $61 million of investments in other unconsolidated publicly traded and nonpublic companies.

Deposits

        Total deposits at the end of the first quarter of 2004 increased at an annualized rate of 11.3% from the balances reported at year-end 2003, and increased 3.3% over the March 31, 2003 amounts. Core deposits increased 12.5%, annualized, compared to the December 31, 2003 balance and 4.1% compared to the balance at March 31, 2003. Offsetting a portion of the deposit growth was the previously discussed sales of branches in Colorado, which reduced deposits by $50.9 million. In addition, the mix of deposits continued to improve during the first quarter with time deposits being replaced by demand, savings and money market deposits. Despite the increase in deposits during the first quarter, we continue to believe that deposit growth may experience some weakness in 2004 as the economic recovery develops further.

RISK ELEMENTS

        Since risk is inherent in most of the Company's operations, management of risk is integral to its operations and is also a key determinant of its overall performance. We apply various strategies to reduce the risks to which the Company's operations are exposed, namely credit, operational, interest rate and market, and liquidity risks.

Credit Risk Management

        Effective management of credit risk is essential in maintaining a safe and sound financial institution. We have structured the organization to separate the lending function from the credit administration function, which has added strength to the control over, and independent evaluation of credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio, and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Further, an independent internal credit examination department periodically conducts examinations of the Company's lending departments. These examinations are designed to review the quality, documentation, administration and compliance with lending policies and reports thereon are submitted to a committee of the Board of Directors. Both the credit policy and the credit examination functions are managed centrally. Each bank is able to modify corporate credit policy to be more conservative, however, corporate approval must be obtained if a bank wishes to create a more liberal exception to policy. Historically, a limited number of exceptions have been approved. This entire process has been designed to place an emphasis on early detection of potential problem credits so that action plans can be developed and implemented on a timely basis to mitigate any potential losses.

        Another aspect of the Company's credit risk management strategy is the diversification of the loan portfolio. The Company has a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at March 31, 2004 no single loan type exceeded 20.3% of the Company's total loan portfolio.

	March 31, 2004		December 31, 2003		March 31, 2003
(In millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$4,204	20.3%	$4,111	20.5%	$4,052	21.1%
Leasing	363	1.7%	377	1.9%	372	1.9%
Owner occupied	3,465	16.7%	3,295	16.5%	3,182	16.5%
Commercial real estate:
Construction	2,916	14.1%	2,867	14.3%	2,991	15.6%
Term	3,646	17.6%	3,426	17.1%	3,293	17.1%
Consumer:
Home equity credit line	892	4.3%	838	4.2%	703	3.7%
1-4 family residential	4,057	19.6%	3,874	19.4%	3,191	16.6%
Bankcard and other revolving plans	183	0.9%	198	1.0%	182	0.9%
Other	697	3.4%	749	3.7%	934	4.9%
Other	291	1.4%	282	1.4%	322	1.7%

Total loans	$20,714	100.0%	$20,017	100.0%	$19,222	100.0%

        The commercial real estate loan portfolio is also well diversified by property type and collateral location. The Company has no significant exposure to highly-leveraged transactions and the majority of the Company's business activity is with customers located within the states of Utah, Idaho, California, Nevada, Arizona, Colorado, and Washington. In addition, the Company has no significant exposure to any individual customer or counterparty.

Nonperforming Assets

        Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Consumer loans, however, are not normally placed on a nonaccrual status, inasmuch as they are generally charged off when they become 120 days past due. Loans may be occasionally restructured to provide a reduction or deferral of interest or principal payments. This generally occurs when the financial condition of a borrower deteriorates to the point that the borrower needs to be given temporary or permanent relief from the original contractual terms of the loan. Other real estate owned is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

        The following table sets forth the Company's nonperforming assets:

(In millions)	March 31, 2004	December 31, 2003	March 31, 2003
Nonaccrual loans	$92	$78	$87
Restructured loans	–	1	2
Other real estate owned	17	19	18

Total	$109	$98	$107

% of net loans and leases* and other real estate owned	0.53%	0.49%	0.56%
Accruing loans past due 90 days or more	$26	$24	$50

% of net loans and leases*	0.13%	0.12%	0.26%

*
Includes loans held for sale

        Total nonperforming assets increased 11.8% as of March 31, 2004 compared with year-end 2003. Substantially all of the increase in nonperforming assets is attributable to a single nonaccrual loan that is secured by real estate and is 90% guaranteed as to principal by the U.S. Government.

        Included in nonaccrual loans are loans that we have determined to be impaired. Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. The amount of the impairment is measured based on either the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral securing the loan.

        The Company's total recorded investment in impaired loans was $53 million at March 31, 2004, compared with $44 million at December 31, 2003 and $46 million at March 31, 2003. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At March 31, 2004, the allowance for loan losses included $9 million for impaired loans with a recorded investment of $31 million. At December 31, 2003 the allowance included $5 million for impaired loans with a $21 million recorded investment, and at March 31, 2003 the allowance included $4 million for impaired loans with a $14 million recorded investment.

Allowance For Loan Losses

        In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company's loan and lease portfolio is broken into segments based on loan type. We use historical loss experience factors by loan segment, adjusted for changes in trends and conditions, to help determine the required allowance for each segment. These factors are evaluated and updated using migration analysis techniques and other considerations based on the makeup of the specific portfolio segment. Other considerations include:

  •
  volumes and trends of delinquencies;

  •
  nonaccruals, repossessions and bankruptcies;

  •
  criticized and classified loan trends;

  •
  current and anticipated foreclosure losses;

  •
  new products and policies;

  •
  economic conditions;

  •
  concentrations of credit risk; and

  •
  experience and abilities of lending personnel.

        The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(In millions)	Three Months Ended March 31, 2004	Twelve Months Ended December 31, 2003	Three Months Ended March 31, 2003
Loans* and leases outstanding (net of unearned income) at end of period	$20,621	$19,920	$19,131

Average loans* and leases outstanding (net of unearned income)	$20,118	$19,325	$18,965

Allowance for loan losses:
Balance at beginning of period	$269	$280	$280
Allowance of branches sold	(1)	–	–
Provision charged against earnings	11	70	18
Loans and leases charged-off:
Commercial lending	(5)	(56)	(12)
Commercial real estate	–	(3)	–
Consumer	(6)	(27)	(8)

Total	(11)	(86)	(20)

Recoveries:
Commercial lending	2	12	2
Consumer	1	5	1

Total	3	17	3

Net loan and lease charge-offs	(8)	(69)	(17)
Reclassification of allowance for unfunded lending commitments		(12)

Balance at end of period	$271	$269	$281

Ratio of annualized net charge-offs to average loans and leases	0.16%	0.36%	0.35%
Ratio of allowance for loan losses to net loans and leases at end of period	1.32%	1.35%	1.47%
Ratio of allowance for loan losses to nonperforming loans	294.0%	338.3%	314.7%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	229.8%	262.2%	205.0%

*
Includes loans held for sale

        Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the previous table for the periods presented. The same respective amounts for the fourth quarter of 2003 were $16.6 million and 0.34%.

        The Company also estimates an allowance for potential losses associated with off-balance sheet commitments and standby letters of credit. Prior to December 31, 2003, this allowance was included in the overall allowance for loan losses. It is now included with other liabilities on the Company's balance sheet and any related increases or decreases in the allowance are included in other expense. The following table sets forth the allowance for unfunded lending commitments:

(In millions)	Three Months Ended March 31, 2004	Twelve Months Ended December 31, 2003	Three Months Ended March 31, 2003 (1)
Balance at beginning of period	$12	$–	$–
Reclassification of allowance for loan losses	–	12	–
Provision charged (credited) against earnings	(2)	–	–

Balance at end of period	$10	$12	$–

(1)
Allowance was included in the overall allowance for loan and lease losses until December 31, 2003.

        Unfunded commitments to extend credit on loans and standby letters of credit on March 31, 2004, December 31, 2003, and March 31, 2003 were $8,519 million, $8,312 million and $7,922 million, respectively.

Operational Risk Management

        Operational risk is the risk of unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. The Company currently has in place systems and procedures to monitor transactions and positions, transactional documentation requirements, regulatory compliance reviews, and periodic reviews by internal audit and credit examination, all of which mitigate operational risk. Reconciliation procedures are also in place to ensure that data processing systems capture critical data. In addition, we maintain contingency plans and systems for operations support in the event of natural disasters.

        The Company has also enhanced its central Operating Risk Management group by installing RiskResolve™ software, developed and marketed by Providus Software Solutions, Inc., a wholly-owned subsidiary of Zions. We expect to continue enhancing the Company's controls over operating risk in 2004 through further deployment of RiskResolve™.

Interest Rate and Market Risk Management

        Interest rate risk is the potential for loss resulting from adverse changes in the level of interest rates on the Company's net interest income. Market risk is the potential for loss arising from adverse changes in the prices of fixed income securities, equity securities, other earning assets and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, Zions is exposed to interest rate risk and market risk.

        Interest Rate Risk – Interest rate risk is the most significant market risk to which the Company is regularly exposed. We monitor this risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the changes in the market values of equity in response to changes in interest rates. In the income simulation method, we analyze the changes in income in response to changes in interest rates.

        In general, our goal in managing interest rate risk is to have net interest income increase in a rising interest rate environment, which tends to mitigate any declines in the market value of equity due to higher discount rates. This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. We refer to this goal as slightly "asset sensitive," which we believe is the Company's current situation.

        We attempt to control the effects that changes in interest rates will have on net interest income through the management of maturities and repricing of the Company's assets and liabilities and also with the use of interest rate swaps. The prime lending rate and the London Interbank Offer Rate ("LIBOR") curves are the primary indices used for pricing the Company's loans, and the 91-day Treasury bill rate is the index used for pricing many of the Company's deposits. The Company does not hedge the prime/LIBOR/Treasury Bill spread risk through the use of derivative instruments.

        Market Risk – Fixed Income – The Company engages in trading and market making of U.S. Treasury, U.S. Government Agency, municipal and corporate securities. This trading and market making exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

        The Company monitors risk in fixed income trading and market making through Value-at-Risk ("VAR"). VAR is the worst-case loss expected within a specified confidence level, based on statistical models using historical data. The models used by Zions are provided by Bloomberg, who also "back-tests" them. The confidence level used by Zions is 99%, which means that larger losses than the VAR would only be expected on 1% of trading days (or approximately 2.5 trading days per year), assuming that the Company maintained the same VAR on a daily basis. Reports of trading income and losses and VAR measurements are reviewed with the Executive Committee of ZFNB on a bi-weekly basis. As of March 31, 2004, the results of the VAR computations were not significantly different from those set forth in Zions' Annual Report on Form 10-K for the year ended December 31, 2003. The Company does not use VAR measurements to control risk for other than its market making, fixed income trading and non-hedge derivative portfolios.

        Market Risk – Equity Investments – Through its equity investment activities, the Company owns equity securities that are publicly traded and subject to fluctuations in their market prices or values. In addition, the Company owns equity securities in companies that are not publicly traded, that are accounted for under either fair value or equity methods of accounting, depending upon the Company's ownership position and degree of involvement in influencing the investees' affairs. In either event, the value of the Company's investment is also subject to fluctuation. Since these market prices or values may fall below the Company's investment in such securities, the Company is exposed to the possibility of loss.

        The Company generally conducts minority investing in pre-public venture capital companies in which it does not have strategic involvement, through four funds collectively referred to by us as Wasatch Venture Funds ("Wasatch"). Wasatch screens investment opportunities and makes investment decisions based on its assessment of business prospects and potential returns. After an investment is made, Wasatch actively monitors the performance of the companies in which it has invested, and often has representation on the Board of Directors of the company.

        The Company also, from time to time, either starts and funds businesses of a strategic nature, or makes significant investments in companies of strategic interest. These investments may result in either minority or majority ownership positions, and usually give Zions or its subsidiaries board representation. These strategic investments are in companies that are financial services or financial technologies providers.

        A more comprehensive discussion of the Company's interest rate and market risk management is contained in Zions' Annual Report on Form 10-K for the year ended December 31, 2003.

Liquidity Risk Management

        Liquidity is managed centrally for both the Parent and bank subsidiaries. The Parent's cash requirements consist primarily of debt service, operating expenses, income taxes, dividends to shareholders and share repurchases. The Parent's cash needs are routinely met through dividends from its subsidiaries, investment income, subsidiaries' proportionate share of current income taxes, management and other fees, unaffiliated bank lines, and debt issuances. The subsidiaries' primary source of liquidity is their core deposits.

        During the first quarter of 2004, the Parent received $33.0 million in dividends from various subsidiaries. At March 31, 2004, $262.9 million of dividend capacity was available for subsidiaries to pay to the Parent without having to obtain regulatory approval.

        For the first three months of 2004, there were no issuances of long-term debt and repayments resulted in cash outflows of $50.0 million. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company filed a registration statement with the Securities and Exchange Commission during the third quarter of 2003 for the issuance of up to $1,050 million of senior or subordinated debt securities at fixed or floating rates. As of March 31, 2004, the Company had $400 million of issuance capacity remaining under this registration statement.

        The Parent also has a program to issue short-term commercial paper. At March 31, 2004, outstanding commercial paper was $190.5 million. In addition, at March 31, 2004, the parent had a revolving credit facility with a bank totaling $40 million. No amount was outstanding on this facility at March 31, 2004. In April 2004, the revolving credit facility was replaced with a $40 million secured revolving credit facility with a subsidiary bank.

        The subsidiaries' primary source of liquidity is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At March 31, 2004, these core deposits, in aggregate, constituted 94.4% of consolidated deposits, compared with 94.1% of consolidated deposits at December 31, 2003. For the first quarter of 2004, deposit increases resulted in net cash inflows of $640.0 million.

        The Federal Home Loan Bank ("FHLB") system is also a major source of liquidity for each of the Company's subsidiary banks. ZFNB and Commerce are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. During 2003 and into the first quarter of 2004, the subsidiary banks were able to increase their funding from other sources and reduce their borrowings from the FHLB. For the quarter, there were no borrowings and repayments totaled $0.7 million.

        The Company uses asset securitizations to sell loans, which also provide an alternative source of funding for the subsidiaries and enhance the flexibility in meeting their funding needs. During the first quarter of 2004, loan sales (other than loans held for sale) provided $99.8 million in cash inflows and we expect that securitizations will continue to be a tool that we are able to use for liquidity management purposes.

        At March 31, 2004, the Company managed approximately $2.7 billion of securitized assets that were originated by its subsidiary banks. Of these, approximately $1.4 billion were insured by a third party and held in Lockhart Funding, LLC, which is a qualifying special-purpose entity securities conduit and an important source of funding for the Company's loans. ZFNB provides a Liquidity Facility for a fee to Lockhart, which purchases floating-rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. ZFNB also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility, ZFNB is required to purchase securities from Lockhart to provide funds for it to repay maturing commercial paper upon Lockhart's inability to access the commercial paper market, or upon a commercial paper market disruption, as specified in the governing documents of Lockhart. At any given time, the maximum commitment of ZFNB is the book value of Lockhart's securities portfolio, which is not allowed to exceed the size of the Liquidity Facility. At March 31, 2004, the book value of Lockhart's securities portfolio was $4.7 billion, which approximated market value and the size of the Liquidity Facility commitment was $5.1 billion. No amounts were outstanding under this Liquidity Facility at March 31, 2004, December 31, 2003 or March 31, 2003. Lockhart is currently limited in size by agreements with rating agencies and by the $5.1 billion Liquidity Facility from ZFNB. The boards of directors of the Company and ZFNB have approved an increase in the size of the Liquidity Facility, which may be implemented prior to December 31, 2004, and is subject to rating agency approval. In addition, we have determined that in its present structure, Lockhart is not currently required to be consolidated into Zions Bancorporation. However, recently proposed accounting standards may change this treatment and require us to restructure Lockhart to comply with the new rules, when finalized, so that it will not be consolidated into Zions. We currently believe that this can be done in a way that preserves most of the economic benefits of Lockhart, as it is a qualifying special-purpose entity under SFAS 140.

        While not considered a primary source of funding, the Company's investment activities can also provide or use cash, depending on the asset-liability management posture that is being observed. For the first quarter of 2004, investment securities activities resulted in an increase in investment securities holdings and a net use of cash in the amount of $22.2 million.

        Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For the first three months of 2004, loan growth resulted in a net cash outflow of $822.8 million.

        A more comprehensive discussion of our liquidity management is contained in Zions' Annual Report on Form 10-K for the year ended December 31, 2003.

CAPITAL MANAGEMENT

        The Company's basic financial objective is to consistently produce superior risk-adjusted returns on its shareholders' capital. We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. Our goal is to steadily achieve a high return on shareholders' equity, while at the same time maintaining "risk-based capital" above the "well capitalized" threshold, as defined by federal banking regulators. Specifically, it is the goal of the Parent and each of the subsidiary banks to:

  •
  Maintain sufficient capital, at not less than the "well capitalized" threshold, to support current needs and to ensure that capital is available to support anticipated growth;

  •
  Consider the desirability of receiving an "investment grade" rating from major debt rating agencies on senior and subordinated unsecured debt when setting capital levels;

  •
  Return excess capital to shareholders through dividends and repurchases of common stock.

        Total shareholders' equity on March 31, 2004 was $2,622 million, an increase of 3.2% over the $2,540 million on December 31, 2003, and an increase of 8.7% over the $2,413 million at March 31, 2003. The Company's capital ratios are as follows as of the dates indicated:

	March 31, 2004	December 31, 2003	March 31, 2003
Tangible common equity ratio	6.56%	6.53%	6.07%
Average common equity to average assets (three months ended)	8.65%	8.76%	8.79%
Risk-based capital ratios:
Tier 1 leverage	7.99%	8.06%	7.61%
Tier 1 risk-based capital	9.36%	9.42%	9.33%
Total risk-based capital	13.33%	13.52%	12.96%

        We continue to believe that the Company has adequate levels of capital in relation to its balance sheet size, business mix and levels of risk and, as a result, we do not presently anticipate that the capital ratios will materially increase from their present levels. It is our belief that capital not considered necessary to support current and anticipated business should be returned to the Company's shareholders through dividends and repurchases of its shares.

        During the first quarter of 2004, the Company repurchased 505,055 shares of common stock at a cost of $29.9 million and an average price of $59.15 per share. During the first quarter of 2003, the Company repurchased 578,480 shares of common stock at a cost of $24.2 million. As of March 31, 2004, the Company had authorization to repurchase an additional $25.0 million of common stock under its share repurchase program. Dividends paid of $.30 per common share in the first quarter of 2004 represent a 43% increase over the dividends paid in the first quarter of 2003. For the first quarter of 2004, the Company paid $28.2 million in common stock dividends compared to $19.0 in the same period of 2003. This, coupled with the stock repurchases for the quarter, resulted in our returning $58.1 million to shareholders in the first quarter of 2004 out of total net income of $99.7 million, or 58.3%.

        At its April 30, 2004 meeting, the Company's Board of Directors declared a dividend in the amount of $0.32 per share of common stock, compared with $.30 that was declared and paid in the first quarter of 2004. The dividend is payable on May 26, 2004 to shareholders of record as of the close of business on May 12, 2004.

CRITICAL ACCOUNTING POLICIES

        The Company has made no significant changes in its critical accounting policies and assumptions compared to the disclosures made in Zions' Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest rate and market risks are the most significant risks regularly undertaken by the Company, and they are closely monitored as previously discussed. A discussion regarding the Company's management of market risk is included in the section entitled "Interest Rate and Market Risk Management" in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

        An evaluation was carried out by the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective. There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material effect on its consolidated financial position, operations, or liquidity.

ITEM 2. CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Repurchases

        The following table summarizes the Company's share repurchases for the first quarter of 2004.

Period	Total number of shares repurchased (1)	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the plan (2)
January	150,560	$60.39	$45,789,627
February	325,194	58.65	26,718,614
March	29,301	58.38	25,007,926

Quarter	505,055	59.15

(1)	All shares were purchased as part of publicly announced plans.
(2)	On January 20, 2004, the Board authorized $50 million for share repurchases, superseding the previous authorizations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*
3.2
	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*
3.3
	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*
3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*
3.5	Restated Bylaws of Zions Bancorporation dated January 19, 2001, incorporated by reference to Exhibit 3.4 of Form S-4 filed February 5, 2001.	*

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*
Incorporated by reference

b)
Reports on Form 8-K

          Zions Bancorporation filed the following reports on Form 8-K during the quarter ended March 31, 2004:

      Form 8-K filed on January 23, 2004 (Items 7 and 9) – Copy of Press Release issued January 20, 2004, announcing the Board of Directors' authorization of a $0.30 dividend payable February 25, 2004, and an authorization to repurchase $50 million of the Company's common stock, superseding all previous buyback authorizations.

      Form 8-K filed on January 27, 2004 (Items 7 and 12) – Copy of Press Release issued January 27, 2004 announcing 2003 fourth quarter earnings.

      Form 8-K filed on February 23, 2004 (Items 7 and 9) – Announcing that Zions Bancorporation hosted an investor conference in Salt Lake City, Utah on February 19, 2004, and attaching a copy of the slides from management's presentation at the conference.

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

Date: May 10, 2004