Form 10-Q
period 2004-06-30
ZIONS BANCORPORATION /UT/
filed 2004-08-09
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 30, 2004	89,515,706 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.              FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2004	December 31, 2003	June 30, 2003
	(Unaudited)		(Unaudited)

ASSETS
Cash and due from banks	$1,124,832	$1,119,351	$1,225,316
Money market investments:
Interest-bearing deposits	3,767	884	2,369
Federal funds sold	57,115	54,850	61,482
Security resell agreements	770,139	512,960	512,532
Investment securities:
Held to maturity, at cost (approximate market value $634,127, $0 and $0)	642,504	–	–
Available for sale, at market	3,784,086	4,437,793	3,843,532
Trading account, at market (includes $369,883, $211,943 and $234,162 transferred as collateral under repurchase agreements)	601,583	380,224	384,728
	5,028,173	4,818,017	4,228,260
Loans:
Loans held for sale	140,982	176,886	236,298
Loans, leases and other receivables	21,457,499	19,839,755	19,297,984
	21,598,481	20,016,641	19,534,282
Less:
Unearned income and fees, net of related costs	101,423	96,280	94,460
Allowance for loan losses	271,554	268,506	281,486
Net loans	21,225,504	19,651,855	19,158,336

Other noninterest bearing investments	640,471	584,377	599,710
Premises and equipment, net	402,203	407,825	406,952
Goodwill	650,557	654,152	730,069
Core deposit and other intangibles	62,221	68,747	75,817
Other real estate owned	13,590	18,596	18,005
Other assets	915,753	666,624	786,780
	$30,894,325	$28,558,238	$27,805,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$6,585,035	$5,882,929	$5,715,616
Interest-bearing:
Savings and money market	12,838,974	12,044,499	11,810,192
Time under $100,000	1,419,984	1,507,628	1,629,569
Time $100,000 and over	1,272,225	1,227,113	1,303,103
Foreign	354,270	234,526	166,690
	22,470,488	20,896,695	20,625,170

Securities sold, not yet purchased	517,176	263,379	280,650
Federal funds purchased	1,056,695	1,370,619	1,052,591
Security repurchase agreements	1,024,427	841,170	874,949
Other liabilities	607,676	442,020	539,360
Commercial paper	188,612	126,144	290,907
Federal Home Loan Bank advances and other borrowings:
One year or less	416,630	215,354	267,768
Over one year	230,128	231,440	235,768
Long-term debt	1,724,321	1,611,618	1,136,049
Total liabilities	28,236,153	25,998,439	25,303,212
Minority interest	21,721	19,776	22,995

Shareholders’ equity:
Capital stock:
Preferred stock, without par value; authorized 3,000,000 shares; issued and outstanding, none	–	–	–
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 89,752,384, 89,840,638 and 89,724,846 shares	974,479	985,904	987,021
Retained earnings	1,680,240	1,538,677	1,434,915
Accumulated other comprehensive income (loss)	(14,238)	19,041	60,416
Shares held in trust for deferred compensation, at cost	(4,030)	(3,599)	(2,931)
Total shareholders’ equity	2,636,451	2,540,023	2,479,421
	$30,894,325	$28,558,238	$27,805,628

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$299,678	$297,866	$590,815	$595,215
Interest on loans held for sale	1,383	2,225	2,663	4,730
Lease financing	4,230	4,479	8,439	9,013
Interest on money market investments	3,077	3,611	6,535	7,548
Interest on securities:
Held to maturity – taxable	1,731	–	1,959	–
Held to maturity – nontaxable	5,872	–	6,770	–
Available for sale – taxable	37,169	31,703	75,038	59,923
Available for sale – nontaxable	1,208	7,459	7,300	14,752
Trading account	8,131	6,194	14,343	11,755
Total interest income	362,479	353,537	713,862	702,936

Interest expense:
Interest on savings and money market deposits	27,470	28,531	52,940	61,160
Interest on time and foreign deposits	14,091	18,746	28,133	39,734
Interest on borrowed funds	36,673	32,307	66,361	61,881
Total interest expense	78,234	79,584	147,434	162,775

Net interest income	284,245	273,953	566,428	540,161
Provision for loan losses	10,301	18,150	21,545	35,700
Net interest income after provision for loan losses	273,944	255,803	544,883	504,461

Noninterest income:
Service charges and fees on deposit accounts	33,419	32,107	66,174	63,519
Loan sales and servicing income	20,459	22,731	38,871	42,162
Other service charges, commissions and fees	23,070	20,847	45,429	41,638
Trust and investment management income	4,797	5,331	8,872	10,459
Income from securities conduit	8,880	7,065	17,578	13,931
Dividends and other investment income	8,545	7,831	16,640	13,828
Market making, trading and nonhedge derivative income	6,072	7,821	12,196	17,693
Equity securities losses, net	(5,302)	(6,460)	(9,333)	(12,364)
Fixed income securities gains, net	2,220	219	2,137	354
Other	5,119	3,313	14,765	5,946
Total noninterest income	107,279	100,805	213,329	197,166

Noninterest expense:
Salaries and employee benefits	129,354	122,702	259,632	246,288
Occupancy, net	18,658	16,664	36,471	33,511
Furniture and equipment	16,768	15,901	32,716	31,684
Legal and professional services	9,893	6,111	17,107	11,033
Postage and supplies	6,309	6,646	12,957	13,311
Advertising	5,186	4,941	10,028	8,921
Impairment losses on long-lived assets	528	892	712	914
Restructuring charges	–	1,106	–	1,106
Amortization of core deposit and other intangibles	3,501	3,552	7,004	7,103
Provision for unfunded lending commitments	622	–	(1,117)	–
Other	39,157	37,888	76,804	76,518
Total noninterest expense	229,976	216,403	452,314	430,389

Income from continuing operations before income taxes and minority interest	151,247	140,205	305,898	271,238
Income taxes	54,631	48,956	109,345	95,350
Minority interest	(2,226)	(1,159)	(1,958)	(3,896)
Income from continuing operations	98,842	92,408	198,511	179,784

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Discontinued operations:
Income from operations of discontinued subsidiaries	$–	$33	$–	$585
Income taxes	–	16	–	240
Income on discontinued operations	–	17	–	345
Net income	$98,842	$92,425	$198,511	$180,129

Weighted average shares outstanding during the period:
Basic shares	89,589	90,008	89,657	90,267
Diluted shares	90,658	90,586	90,803	90,607

Net income per common share:
Basic:
Income from continuing operations	$1.10	$1.03	$2.21	$1.99
Income on discontinued operations	–	–	–	0.01
Net income	$1.10	$1.03	$2.21	$2.00

Diluted:
Income from continuing operations	$1.09	$1.02	$2.19	$1.98
Income on discontinued operations	–	–	–	0.01
Net income	$1.09	$1.02	$2.19	$1.99

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended June 30, 2004
			Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Investments, Retained Interests and Other	Net Unrealized Gains (Losses) on Derivative Instruments	Minimum Pension Liability	Subtotal	Shares Held in Trust for Deferred Compensation	Total Shareholders’ Equity

Balance, December 31, 2003	$985,904	$1,538,677	$24,015	$10,716	$(15,690)	$19,041	$(3,599)	$2,540,023
Comprehensive income:
Net income for the period		198,511						198,511
Other comprehensive income, net of tax:
Net realized and unrealized holding losses during the period, net of income tax benefit of $4,739			(7,610)			(7,610)
Reclassification for net realized gains recorded in operations, net of income tax expense of $723			(1,167)			(1,167)
Net unrealized losses on derivative instruments, net of reclassification to operations of $24,505 and income tax benefit of $15,447				(24,502)		(24,502)
Other comprehensive loss			(8,777)	(24,502)	–	(33,279)		(33,279)
Total comprehensive income								165,232
Stock redeemed and retired	(54,881)							(54,881)
Stock options exercised, net of shares tendered and retired	43,456							43,456
Cash dividends – common, $.62 per share		(56,948)						(56,948)
Cost of shares held in trust for deferred compensation							(431)	(431)
Balance, June 30, 2004	$974,479	$1,680,240	$15,238	$(13,786)	$(15,690)	$(14,238)	$(4,030)	$2,636,451

	Six Months Ended June 30, 2003
			Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Investments, Retained Interests and Other	Net Unrealized Gains on Derivative Instruments	Minimum Pension Liability	Subtotal	Shares Held in Trust for Deferred Compensation	Total Shareholders’ Equity

Balance, December 31, 2002	$1,034,888	$1,292,741	$44,151	$25,420	$(23,357)	$46,214	$–	$2,373,843
Comprehensive income:
Net income for the period		180,129						180,129
Other comprehensive income, net of tax:
Net realized and unrealized holding gains during the period, net of income tax expense of $7,053			11,386			11,386
Reclassification for net realized gains recorded in operations, net of income tax expense of $2,960			(4,779)			(4,779)
Net unrealized gains on derivative instruments, net of reclassification to operations of $19,227 and income tax expense of $4,648				7,595		7,595
Other comprehensive income			6,607	7,595	–	14,202		14,202
Total comprehensive income								194,331
Stock redeemed and retired	(56,458)							(56,458)
Stock options exercised, net of shares tendered and retired	8,591							8,591
Cash dividends – common, $.42 per share		(37,955)						(37,955)
Cost of shares held in trust for deferred compensation							(2,931)	(2,931)
Balance, June 30, 2003	$987,021	$1,434,915	$50,758	$33,015	$(23,357)	$60,416	$(2,931)	$2,479,421

Total comprehensive income for the three months ended June 30, 2004 and 2003 was $42,378 and $114,283, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,842	$92,425	$198,511	$180,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	10,301	18,150	21,545	35,700
Depreciation of premises and equipment	14,559	14,381	29,473	28,486
Amortization	10,337	10,045	19,760	17,035
Loss allocated to minority interest	(2,226)	(1,159)	(1,958)	(3,896)
Equity securities losses, net	5,302	6,460	9,333	12,364
Fixed income securities gains, net	(2,220)	(219)	(2,137)	(354)
Net increase in trading securities	(62,416)	(48,723)	(66,042)	(53,118)
Proceeds from sales of loans held for sale	119,646	178,404	212,275	338,398
Additions to loans held for sale	(72,466)	(187,601)	(171,262)	(285,197)
Net gains on sales of loans, leases and other assets	(13,043)	(13,415)	(28,087)	(24,236)
Net increase in cash surrender value of bank owned life insurance	(4,627)	(4,857)	(9,200)	(9,597)
Undistributed earnings of affiliates	(1,680)	(2,637)	(4,646)	(2,729)
Change in accrued income taxes	(82,990)	(41,888)	(18,299)	(27,116)
Change in accrued interest receivable	(4,569)	(1,769)	1,703	377
Change in other assets	120,486	(127,637)	(117,048)	(64,571)
Change in other liabilities	(179,049)	71,097	(16)	3,754
Change in accrued interest payable	1,437	(5,612)	3,264	(3,243)
Other, net	8,405	4,951	9,601	6,926
Net cash provided by (used in) operating activities	(35,971)	(39,604)	86,770	149,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	239,855	571,626	(25,765)	(34,592)
Proceeds from maturities of investment securities held to maturity	30,734	–	31,473	–
Purchases of investment securities held to maturity	(31,550)	–	(37,200)	–
Proceeds from sales of investment securities available for sale	961,191	1,357,261	2,276,192	3,598,506
Proceeds from maturities of investment securities available for sale	235,625	353,134	403,315	643,808
Purchases of investment securities available for sale	(1,174,227)	(2,215,602)	(2,674,241)	(4,765,229)
Proceeds from sales of loans and leases	128,375	156,384	228,173	264,380
Net increase in loans and leases	(1,062,007)	(472,118)	(1,884,780)	(744,536)
Proceeds from sales of other noninterest bearing investments	–	–	–	6,697
Proceeds from sales of premises and equipment	1,685	58	8,225	1,187
Purchases of premises and equipment	(13,471)	(19,637)	(28,831)	(43,194)
Proceeds from sales of other assets	4,070	7,443	9,122	26,562
Net cash received from acquisitions	1,076	–	1,076	–
Net cash paid for net liabilities on branches sold	–	–	(16,748)	–
Net cash used in investing activities	(678,644)	(261,451)	(1,709,989)	(1,046,411)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$984,608	$(157,869)	$1,624,645	$492,684
Net change in short-term funds borrowed	(346,749)	629,090	(45,539)	574,923
Payments on FHLB advances and other borrowings over one year	(644)	(690)	(1,312)	(1,430)
Proceeds from issuance of long-term debt	300,000	123,028	300,000	172,930
Debt issuance costs	(1,688)	–	(1,688)	–
Payments on long-term debt	(125,002)	(110,103)	(175,003)	(117,084)
Proceeds from issuance of common stock	23,972	6,160	39,426	7,709
Payments to redeem common stock	(25,007)	(32,231)	(54,881)	(56,458)
Dividends paid	(28,778)	(18,924)	(56,948)	(37,955)
Net cash provided by financing activities	780,712	438,461	1,628,700	1,035,319
Net increase in cash and due from banks	66,097	137,406	5,481	138,020
Cash and due from banks at beginning of period	1,058,735	1,087,910	1,119,351	1,087,296
Cash and due from banks at end of period	$1,124,832	$1,225,316	$1,124,832	$1,225,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$77,439	$83,476	$141,688	$166,209
Income taxes	135,847	103,766	135,884	129,837
Loans transferred to other real estate owned	1,356	9,006	5,538	15,291

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004

1.                                      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Zions Bancorporation (“the Parent”) and its majority-owned subsidiaries (collectively “the Company,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Held to maturity debt securities are stated at cost, net of unamortized premiums and unaccreted discounts. Upon purchase, the Company has the intent and ability to hold such securities to maturity.

Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2003 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.                                      STOCK-BASED COMPENSATION

The following disclosures are required for interim financial statements by Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued by the Financial Accounting Standards Board (“FASB”). SFAS 148 provides guidance to transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, to the fair value method of accounting under SFAS No. 123, Accounting for Stock-Based Compensation. We account for our stock-based compensation plans under APB 25 and have not recorded any compensation expense, as the exercise price of the stock options was equal to the quoted market price of the stock on the date of grant.

ZIONS BANCORPORATION AND SUBSIDIARIES

The impact on net income and net income per common share if we had applied the provisions of SFAS 123 to stock-based employee compensation was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$98,842	$92,425	$198,511	$180,129
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,561)	(4,264)	(5,684)	(9,647)
Pro forma net income	$96,281	$88,161	$192,827	$170,482

Net income per common share:
Basic – as reported	$1.10	$1.03	$2.21	$2.00
Basic – pro forma	1.07	0.98	2.15	1.89

Diluted – as reported	1.09	1.02	2.19	1.99
Diluted – pro forma	1.06	0.97	2.12	1.88

On March 31, 2004, the FASB issued its Exposure Draft, Share-Based Payment, which is a proposed amendment to SFAS 123. The Exposure Draft utilizes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions. Generally, this approach is similar to that of SFAS 123. However, the Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income for all awards that vest based on their fair values. The FASB currently expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004.

3.                                      GUARANTEES

The following are guarantees issued by the Company (in thousands):

	June 30, 2004	December 31, 2003
Standby letters of credit:
Financial	$543,209	$424,976
Performance	118,779	118,255
	$661,988	$543,231

The Company’s Annual Report on Form 10-K for the year ended December 31, 2003 contains further information on the nature of these letters of credit along with their terms and collateral requirements.

At June 30, 2004, the Parent has guaranteed approximately $580.3 million of debt issued by a subsidiary and by affiliated trusts issuing trust preferred securities. The trusts and related trust preferred securities are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Zions First National Bank (“ZFNB”) provides a liquidity facility (“Liquidity Facility”) for a fee to Lockhart Funding, LLC (“Lockhart”), a qualifying special-purpose entity securities conduit. Lockhart purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. ZFNB also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility contract, ZFNB is required to purchase securities from Lockhart to

ZIONS BANCORPORATION AND SUBSIDIARIES

provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Under the liquidity agreement, ZFNB is required to purchase at book value any security in Lockhart that is downgraded below AA-. Prior to such purchase, ZFNB has the option to place its letter of credit on the security or obtain credit enhancement from a third party. At any given time, the maximum commitment of ZFNB is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility commitment. At June 30, 2004, the book value of Lockhart’s securities portfolio was $4.6 billion, which approximated market value, and the size of the Liquidity Facility commitment was $5.1 billion. No amounts were outstanding under the Liquidity Facility at June 30, 2004. Effective July 1, 2004 following rating agency approval, the size of the Liquidity Facility was increased to $6.12 billion.

The FASB has issued an Exposure Draft, Qualifying Special-Purpose Entities and Isolation of Transferred Assets, which would amend SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This new guidance proposes to change the requirements that an entity must meet to be considered a qualifying special-purpose entity. We may be required to restructure Lockhart to preserve its status as a qualifying special-purpose entity and continue our practice under current generally accepted accounting principles of not consolidating it with the Company.

4.                                      RETIREMENT PLANS

The following disclosures are required for interim financial statements by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (in thousands):

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$175	$255	$25	$30	$350	$506	$50	$60
Interest cost	2,125	2,132	125	120	4,250	4,232	250	240
Expected return on plan assets	(2,425)	(1,974)	–	–	(4,850)	(3,918)	–	–
Amortization of prior service cost	–	–	25	21	–	–	50	42
Amortization of net actuarial (gain) loss	325	601	(75)	(105)	650	1,192	(150)	(211)
Net periodic benefit cost	$200	$1,014	$100	$66	$400	$2,012	$200	$131

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, we expected to contribute $700 thousand in 2004 to fund our postretirement medical plan. During the six months ended June 30, 2004, we contributed $371 thousand of this amount and expect to contribute the remaining portion during the rest of 2004. We did not expect to contribute to the pension plan in 2004 and have not done so for the six months ended June 30, 2004.

5.                                      DEBT FINANCING

On April 15, 2004, under provisions of the borrowing agreements, we redeemed at par all of the $65 million of the medium-term notes that were due on April 15, 2005. On May 13, 2004, we redeemed all of the $60 million of the medium-term notes that were due on May 13, 2005.

ZIONS BANCORPORATION AND SUBSIDIARIES

On May 10, 2004, we issued $300 million of fixed rate subordinated debt under our shelf registration statement on file with the Securities and Exchange Commission. The notes bear interest at 5.65% and mature on May 15, 2014. They are not redeemable prior to maturity and require semiannual interest payments.

6.             SUBSEQUENT EVENTS

On July 8, 2004, we completed the second of two previously announced planned sales of branches by Vectra Bank Colorado. This sale of six branches resulted in removing approximately $102 million of loans, $114 million of deposits and $8 million of goodwill and core deposit intangibles that were included in Vectra’s June 30, 2004 balance sheet. This transaction will result in a slight gain in the Company's third quarter 2004 results of operations.

On July 22, 2004, we finalized a loan securitization that resulted in removing approximately $640 million of small business loans and related premium from the Company’s balance sheet. The gain on the securitization was $0.8 million.

On August 5, 2004, we redeemed all of the $65 million of the medium-term notes that were due on August 5, 2005.

7.                                      OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. All segments presented, except for the segment defined as “Other,” are based on commercial banking operations. Zions First National Bank (“ZFNB”) operates 111 branches in Utah and 22 in Idaho. California Bank & Trust (“CB&T”) operates 91 branches in California. Nevada State Bank (“NSB”) operates 68 branches in Nevada. National Bank of Arizona (“NBA”) operates 53 branches in Arizona. After the sale of branches discussed in Note 6, Vectra Bank Colorado (“Vectra”) operates 39 branches in Colorado and one branch in New Mexico. The Commerce Bank of Washington (“Commerce”) operates one branch in the state of Washington. The operating segment identified as “Other” includes the parent company, certain e-commerce subsidiaries, other smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

We also allocate income among participating banking subsidiaries to better match revenues from hedging strategies to the operating units which gave rise to the exposures being hedged. The initial hedge income allocation methodology began January 1, 2002. Interest rate swaps were recorded and managed by ZFNB for the benefit of other banking subsidiaries. ZFNB’s hedge income was allocated based on a transfer pricing methodology adjusted for hedge income.

Beginning January 1, 2003 after discussions with management and bank regulators, the allocation methodology was changed. New interest rate swaps were recorded directly by the banking subsidiaries and the allocation methodology was changed to include a review of the banking subsidiary’s earnings sensitivity to interest rate changes. These changes, along with interest rate increases that have reduced the income derived from existing hedges, have had the effect of reducing the amount of ZFNB hedge income allocated to the other banking subsidiaries. The amount of hedge income allocated declined by approximately $21 million from 2002 to 2003, or 45%. Hedge income recognized directly by participating banking subsidiaries was $8.2 million for 2003 and $4.9 million for the six months ended June 30, 2004. The tables presenting the operating segment information have been reclassified to reflect the impact of this hedge income allocation program on the participating banking subsidiaries.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended June 30, 2004 and 2003:

(In millions)	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona
	2004	2003	2004	2003	2004	2003	2004	2003
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$87.5	$83.5	$95.5	$95.8	$33.6	$30.6	$32.3	$29.3
Hedge income recorded directly at subsidiary	5.4	7.0	4.2	0.3	0.5	0.1	–	0.8
Allocated hedge income	(4.8)	(6.1)	–	–	0.5	0.6	1.2	1.6
Net interest income	88.1	84.4	99.7	96.1	34.6	31.3	33.5	31.7
Provision for loan losses	6.2	11.5	1.5	4.1	1.1	1.1	0.7	–
Net interest income after provision for loan losses	81.9	72.9	98.2	92.0	33.5	30.2	32.8	31.7
Noninterest income	64.4	49.7	19.4	19.5	7.7	9.1	5.0	6.2
Noninterest expense	85.9	78.5	58.8	57.4	23.9	21.1	21.3	19.2
Income from continuing operations before income taxes and minority interest	60.4	44.1	58.8	54.1	17.3	18.2	16.5	18.7
Income tax expense (benefit)	20.5	13.6	23.7	21.6	6.0	6.2	6.5	7.3
Minority interest	–	(0.2)	–	–	–	–	–	–
Income from continuing operations	39.9	30.7	35.1	32.5	11.3	12.0	10.0	11.4
Income (loss) on discontinued operations	–	–	–	–	–	–	–	–
Net income (loss)	$39.9	$30.7	$35.1	$32.5	$11.3	$12.0	$10.0	$11.4

AVERAGE BALANCE SHEET DATA
Assets	$12,503	$11,200	$9,567	$8,688	$3,144	$2,812	$3,126	$2,876
Net loans and leases	7,295	6,778	6,677	6,039	2,338	1,977	2,557	2,082
Deposits	7,466	6,689	7,831	7,133	2,769	2,478	2,713	2,451
Shareholder’s equity	734	687	993	980	202	174	241	228

(In millions)	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company
	2004	2003	2004	2003	2004	2003	2004	2003
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$19.6	$22.1	$5.7	$5.0	$(2.1)	$(1.9)	$272.1	$264.4
Hedge income recorded directly at subsidiary	1.6	1.1	0.5	0.3	–	–	12.2	9.6
Allocated hedge income	2.3	2.9	0.8	1.0	–	–	–	–
Net interest income	23.5	26.1	7.0	6.3	(2.1)	(1.9)	284.3	274.0
Provision for loan losses	0.6	1.4	0.2	–	–	–	10.3	18.1
Net interest income after provision for loan losses	22.9	24.7	6.8	6.3	(2.1)	(1.9)	274.0	255.9
Noninterest income	7.7	10.4	0.3	0.5	2.7	5.4	107.2	100.8
Noninterest expense	23.1	25.1	2.9	2.7	14.1	12.5	230.0	216.5
Income from continuing operations before income taxes and minority interest	7.5	10.0	4.2	4.1	(13.5)	(9.0)	151.2	140.2
Income tax expense (benefit)	2.8	3.6	1.3	1.5	(6.2)	(4.8)	54.6	49.0
Minority interest	–	–	–	–	(2.2)	(1.0)	(2.2)	(1.2)
Income from continuing operations	4.7	6.4	2.9	2.6	(5.1)	(3.2)	98.8	92.4
Income (loss) on discontinued operations	–	–	–	–	–	–	–	–
Net income (loss)	$4.7	$6.4	$2.9	$2.6	$(5.1)	$(3.2)	$98.8	$92.4

AVERAGE BALANCE SHEET DATA
Assets	$2,456	$2,733	$708	$632	$(463)	$(921)	$31,041	$28,021
Net loans and leases	1,647	1,856	340	328	116	146	20,970	19,207
Deposits	1,690	1,883	437	444	(1,265)	(1,203)	21,641	19,875
Shareholder’s equity	358	447	49	48	41	(105)	2,618	2,459

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the six months ended June 30, 2004 and 2003:

(In millions)	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona
	2004	2003	2004	2003	2004	2003	2004	2003
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$171.6	$166.0	$190.2	$190.6	$65.9	$59.3	$63.7	$57.5
Hedge income recorded directly at subsidiary	12.0	16.0	7.6	0.3	0.8	0.2	0.2	0.9
Allocated hedge income	(10.6)	(13.6)	–	–	1.1	1.4	2.7	3.5
Net interest income	173.0	168.4	197.8	190.9	67.8	60.9	66.6	61.9
Provision for loan losses	11.7	23.5	3.0	6.3	2.7	3.1	2.0	–
Net interest income after provision for loan losses	161.3	144.9	194.8	184.6	65.1	57.8	64.6	61.9
Noninterest income	129.4	106.4	38.9	37.7	15.6	16.2	11.5	11.7
Noninterest expense	167.2	153.5	116.3	115.3	46.8	42.3	41.6	39.0
Income from continuing operations before income taxes and minority interest	123.5	97.8	117.4	107.0	33.9	31.7	34.5	34.6
Income tax expense (benefit)	41.6	30.7	47.3	42.8	11.7	10.8	13.7	13.7
Minority interest	(0.3)	(0.3)	–	–	–	–	–	–
Income from continuing operations	82.2	67.4	70.1	64.2	22.2	20.9	20.8	20.9
Income on discontinued operations	–	–	–	–	–	–	–	–
Net income (loss)	$82.2	$67.4	$70.1	$64.2	$22.2	$20.9	$20.8	$20.9

AVERAGE BALANCE SHEET DATA
Assets	$12,246	$11,326	$9,454	$8,702	$3,060	$2,769	$3,057	$2,830
Net loans and leases	7,105	6,742	6,594	6,078	2,253	1,914	2,489	2,028
Deposits	7,351	6,887	7,727	7,035	2,686	2,433	2,632	2,399
Shareholder’s equity	739	683	986	989	201	173	241	230

(In millions)	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company
	2004	2003	2004	2003	2004	2003	2004	2003
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$39.5	$42.3	$11.0	$9.4	$–	$(4.1)	$541.9	$521.0
Hedge income recorded directly at subsidiary	3.0	1.4	0.9	0.4	–	–	24.5	19.2
Allocated hedge income	5.0	6.4	1.8	2.3	–	–	–	–
Net interest income	47.5	50.1	13.7	12.1	–	(4.1)	566.4	540.2
Provision for loan losses	1.6	2.8	0.5	–	–	–	21.5	35.7
Net interest income after provision for loan losses	45.9	47.3	13.2	12.1	–	(4.1)	544.9	504.5
Noninterest income	14.8	19.7	0.9	0.9	2.2	4.5	213.3	197.1
Noninterest expense	46.3	50.4	5.7	5.7	28.4	24.2	452.3	430.4
Income from continuing operations before income taxes and minority interest	14.4	16.6	8.4	7.3	(26.2)	(23.8)	305.9	271.2
Income tax expense (benefit)	5.2	5.9	2.8	2.6	(13.0)	(11.2)	109.3	95.3
Minority interest	–	–	–	–	(1.6)	(3.6)	(1.9)	(3.9)
Income from continuing operations	9.2	10.7	5.6	4.7	(11.6)	(9.0)	198.5	179.8
Income on discontinued operations	–	–	–	–	–	0.3	–	0.3
Net income (loss)	$9.2	$10.7	$5.6	$4.7	$(11.6)	$(8.7)	$198.5	$180.1

AVERAGE BALANCE SHEET DATA
Assets	$2,464	$2,743	$706	$629	$(555)	$(1,330)	$30,432	$27,669
Net loans and leases	1,651	1,862	335	320	117	143	20,544	19,087
Deposits	1,697	1,893	440	439	(1,271)	(1,189)	21,262	19,897
Shareholder’s equity	368	444	50	47	14	(135)	2,599	2,431

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

(In thousands, except per share and ratio data)	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
EARNINGS
Taxable-equivalent net interest income	$289,630	$279,794	3.52%	$577,244	$551,774	4.62%
Net interest income	284,245	273,953	3.76%	566,428	540,161	4.86%
Noninterest income	107,279	100,805	6.42%	213,329	197,166	8.20%
Provision for loan losses	10,301	18,150	(43.25)%	21,545	35,700	(39.65)%
Noninterest expense	229,976	216,403	6.27%	452,314	430,389	5.09%
Income before income taxes and minority interest	151,247	140,205	7.88%	305,898	271,238	12.78%
Income taxes	54,631	48,956	11.59%	109,345	95,350	14.68%
Minority interest	(2,226)	(1,159)	92.06%	(1,958)	(3,896)	(49.74)%
Income from continuing operations	98,842	92,408	6.96%	198,511	179,784	10.42%
Income on discontinued operations	–	17	(100.00)%	–	345	(100.00)%
Net income	98,842	92,425	6.94%	198,511	180,129	10.20%

PER COMMON SHARE
Net income (diluted)	1.09	1.02	6.86%	2.19	1.99	10.05%
Income from continuing operations (diluted)	1.09	1.02	6.86%	2.19	1.98	10.61%
Income on discontinued operations (diluted)	–	–		–	0.01	(100.00)%
Dividends	0.32	0.21	52.38%	0.62	0.42	47.62%
Book value				29.37	27.63	6.30%

SELECTED RATIOS
Return on average assets	1.28%	1.32%		1.31%	1.31%
Return on average common equity	15.18%	15.07%		15.36%	14.94%
Efficiency ratio	57.94%	56.96%		57.21%	57.53%
Net interest margin	4.20%	4.50%		4.26%	4.52%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

(In thousands, except share and ratio data)	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change	2004	2003	% Change
AVERAGE BALANCES
Total assets	$31,040,639	$28,021,084	10.78%	$30,431,786	$27,669,319	9.98%
Securities	5,224,576	4,360,357	19.82%	5,156,227	4,137,334	24.63%
Net loans and leases	20,969,643	19,207,484	9.17%	20,543,659	19,086,852	7.63%
Goodwill	650,160	730,067	(10.95)%	651,919	730,084	(10.71)%
Core deposit and other intangibles	67,031	79,314	(15.49)%	68,492	80,516	(14.93)%
Total deposits	21,640,762	19,874,701	8.89%	21,262,342	19,896,599	6.86%
Core deposits (1)	20,409,823	18,594,105	9.77%	20,045,071	18,595,446	7.80%
Minority interest	21,750	22,991	(5.40)%	21,781	22,986	(5.24)%
Shareholders’ equity	2,618,259	2,459,145	6.47%	2,598,569	2,430,796	6.90%

Weighted average common and common- equivalent shares outstanding	90,658,259	90,586,065	0.08%	90,803,003	90,607,173	0.22%

AT PERIOD END
Total assets				$30,894,325	$27,805,628	11.11%
Securities				5,028,173	4,228,260	18.92%
Net loans and leases				21,497,058	19,439,822	10.58%
Sold loans being serviced (2)				2,643,927	2,367,751	11.66%
Allowance for loan losses				271,554	281,486	(3.53)%
Goodwill				650,557	730,069	(10.89)%
Core deposit and other intangibles				62,221	75,817	(17.93)%
Total deposits				22,470,488	20,625,170	8.95%
Core deposits (1)				21,198,263	19,322,067	9.71%
Minority interest				21,721	22,995	(5.54)%
Shareholders’ equity				2,636,451	2,479,421	6.33%

Common shares outstanding				89,752,384	89,724,846	0.03%

Average equity to average assets	8.43%	8.78%		8.54%	8.79%
Common dividend payout	29.12%	20.47%		28.69%	21.07%
Tangible common equity ratio				6.37%	6.20%
Nonperforming assets				106,750	119,371	(10.57)%
Loans past due 90 days or more				18,109	35,055	(48.34)%
Nonperforming assets to net loans and leases, and other real estate owned				0.50%	0.61%

(1)        Amount consists of total deposits excluding time deposits $100,000 and over.

(2)        Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

FORWARD-LOOKING INFORMATION

Statements in Management’s Discussion and Analysis that are based on other than historical data are forward-looking, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events, including, among others:

•                  Statements with respect to the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance;

•                  Statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

•                  the Company’s ability to successfully execute its business plans;

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

•                  legislation or regulatory changes which adversely affect the Company’s operations or business; and

•                  changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies.

The Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

RESULTS OF OPERATIONS

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “Zions,” “the Company,” “we,” “our”) reported net income of $98.8 million, or $1.09 per diluted share compared with $92.4 million, or $1.02 per diluted share for the second quarter of 2003. The annualized return on average assets was 1.28% in the second quarter of 2004 compared to 1.32% in the second quarter of 2003. For the same comparative periods, the annualized return on average common equity was 15.18% compared to 15.07%. In addition, the efficiency ratio, which is defined as the percentage of noninterest expenses to taxable-equivalent revenue, was 57.9% compared to 57.0% for the second quarter of 2003.

ZIONS BANCORPORATION AND SUBSIDIARIES

Net income for the first six months of 2004 was $198.5 million or $2.19 per diluted share, compared to $180.1 million or $1.99 per diluted share for the first six months of 2003. For the first six months of 2004, the annualized return on average assets was 1.31% unchanged from 1.31% for the same period of 2003. For the same comparative periods, the annualized return on average common equity was 15.36% compared to 14.94%. The efficiency ratio for the first six months was 57.2% compared to 57.5% for 2003.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the second quarter of 2004 increased 3.5% to $289.6 million compared with $279.8 million for the comparable period of 2003. The increase reflects growth in both loans and deposits, which was partially offset by the effects of a lower net interest margin. When we discuss net interest income on a taxable-equivalent basis, we have adjusted net interest income such that any income that is exempt from income taxes is “grossed-up” to become comparable to the income that is taxable. We believe that presenting net interest income on a taxable-equivalent basis provides a better comparability of income received from both taxable and tax-exempt sources. In addition, such presentation is consistent with industry practice. The taxable-equivalent adjustments to net interest income for the second quarters of 2004 and 2003 were $5.4 million and $5.8 million, respectively. The incremental tax rate used for calculating all taxable-equivalent adjustments is 35% for all periods presented.

For the first six months of 2004, net interest income on a fully taxable-equivalent basis was $577.2 million, an increase of 4.6% compared to $551.8 million in 2003. The taxable equivalent adjustments for these same periods were $10.8 million and $11.6 million, respectively.

The Company’s net interest margin decreased to 4.20% for the second quarter of 2004 compared to 4.50% for the second quarter of 2003. Since the second quarter of 2003, the margin has been declining as a result of the persistent low interest rate environment that has continued to challenge the financial services industry. In addition, the margin for the second quarter of 2004 was negatively impacted by changes in the balance sheet mix, operations of newly acquired Van der Moolen UK Ltd. (later named Zions Bank International Ltd.) and higher borrowing costs that resulted from long-term funding initiatives. We do not expect that declines, if any, in the net interest margin in the next few quarters will be as substantial as was experienced this quarter.

The yield on average earning assets decreased 46 basis points during the second quarter of 2004 compared to the same period in 2003. The average rate paid this quarter on interest-bearing funds decreased 14 basis points from the second quarter of 2003. The spread on average interest-bearing funds for the second quarter of 2004 was 3.88%, down from 4.20% for the second quarter of 2003. Comparing the first six months of 2004 with 2003, the yield on average earning assets decreased 51 basis points, while the cost of interest-bearing funds decreased 27 basis points.

The Federal Reserve increased interest rates by 0.25% effective July 1, 2004. This increase was followed by a corresponding increase in the prime rate charged by most major banks, including Zions. Market prices of debt securities indicate market expectations of additional increases in short-term interest rates but the size and timing of such increases, if any, is uncertain. The Company continues to seek to maintain a slightly “asset sensitive” position with regard to interest rate risk; however, its actual position is highly dependent upon changes in both short-term and long-term interest rates, as well as the actual actions of competitors and customers in response to those changes.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

(In thousands)	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate
ASSETS
Money market investments	$1,544,884	$3,077	0.80%	$1,346,595	$3,611	1.08%
Securities:
Held to maturity	622,519	10,764	6.95%	–	–
Available for sale	3,827,182	39,028	4.10%	3,664,436	43,178	4.73%
Trading account	774,875	8,131	4.22%	695,921	6,194	3.57%
Total securities	5,224,576	57,923	4.46%	4,360,357	49,372	4.54%

Loans:
Loans held for sale	174,680	1,383	3.18%	216,987	2,225	4.11%
Net loans and leases (2)	20,794,963	305,481	5.91%	18,990,497	304,170	6.42%
Total loans and leases	20,969,643	306,864	5.89%	19,207,484	306,395	6.40%
Total interest-earning assets	27,739,103	367,864	5.33%	24,914,436	359,378	5.79%
Cash and due from banks	991,117			944,223
Allowance for loan losses	(271,633)			(281,511)
Goodwill	650,160			730,067
Core deposit and other intangibles	67,031			79,314
Other assets	1,864,861			1,634,555
Total assets	$31,040,639			$28,021,084

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$3,367,286	5,083	0.61%	$2,933,031	4,834	0.66%
Money market super NOW	9,185,946	22,387	0.98%	8,744,693	23,697	1.09%
Time under $100,000	1,448,504	6,539	1.82%	1,687,633	9,757	2.32%
Time $100,000 and over	1,230,939	6,830	2.23%	1,280,596	8,697	2.72%
Foreign	284,825	722	1.02%	126,987	292	0.92%
Total interest-bearing deposits	15,517,500	41,561	1.08%	14,772,940	47,277	1.28%
Borrowed funds:
Securities sold, not yet purchased	691,076	6,536	3.80%	554,579	5,104	3.69%
Federal funds purchased and security repurchase agreements	2,988,215	7,034	0.95%	2,733,363	7,411	1.09%
Commercial paper	189,554	578	1.23%	286,888	1,029	1.44%
FHLB advances and other borrowings:
One year or less	418,733	1,143	1.10%	282,051	962	1.37%
Over one year	230,424	2,910	5.08%	238,447	3,104	5.22%
Long-term debt	1,650,512	18,472	4.50%	1,176,952	14,697	5.01%
Total borrowed funds	6,168,514	36,673	2.39%	5,272,280	32,307	2.46%
Total interest-bearing liabilities	21,686,014	78,234	1.45%	20,045,220	79,584	1.59%
Noninterest-bearing deposits	6,123,262			5,101,761
Other liabilities	591,354			391,967
Total liabilities	28,400,630			25,538,948
Minority interest	21,750			22,991
Total shareholders’ equity	2,618,259			2,459,145
Total liabilities and shareholders’ equity	$31,040,639			$28,021,084

Spread on average interest-bearing funds			3.88%			4.20%
Taxable-equivalent net interest income and net yield on interest-earning assets		$289,630	4.20%		$279,794	4.50%

(1) Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs.  Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate
ASSETS
Money market investments	$1,561,982	$6,535	0.84%	$1,374,631	$7,548	1.11%
Securities:
Held to maturity	359,726	12,374	6.92%	–	–
Available for sale	4,058,380	86,269	4.27%	3,463,280	82,618	4.81%
Trading account	738,121	14,343	3.91%	674,054	11,755	3.52%
Total securities	5,156,227	112,986	4.41%	4,137,334	94,373	4.60%

Loans:
Loans held for sale	174,362	2,663	3.07%	233,595	4,730	4.08%
Net loans and leases (2)	20,369,297	602,494	5.95%	18,853,257	607,898	6.50%
Total loans and leases	20,543,659	605,157	5.92%	19,086,852	612,628	6.47%
Total interest-earning assets	27,261,868	724,678	5.35%	24,598,817	714,549	5.86%
Cash and due from banks	981,559			927,628
Allowance for loan losses	(271,438)			(281,388)
Goodwill	651,919			730,084
Core deposit and other intangibles	68,492			80,516
Other assets	1,739,386			1,613,662
Total assets	$30,431,786			$27,669,319

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$3,317,978	10,039	0.61%	$2,851,035	9,849	0.70%
Money market super NOW	9,061,645	42,901	0.95%	8,893,693	51,311	1.16%
Time under $100,000	1,470,942	13,422	1.83%	1,714,229	20,982	2.47%
Time $100,000 and over	1,217,271	13,458	2.22%	1,301,153	17,962	2.78%
Foreign	271,173	1,253	0.93%	158,088	790	1.01%
Total interest-bearing deposits	15,339,009	81,073	1.06%	14,918,198	100,894	1.36%
Borrowed funds:
Securities sold, not yet purchased	634,722	12,017	3.81%	518,485	9,758	3.80%
Federal funds purchased and security repurchase agreements	2,928,308	13,416	0.92%	2,578,585	13,858	1.08%
Commercial paper	212,531	1,301	1.23%	290,056	2,149	1.49%
FHLB advances and other borrowings:
One year or less	422,651	2,306	1.10%	145,374	996	1.38%
Over one year	230,659	5,830	5.08%	239,341	6,255	5.27%
Long-term debt	1,623,316	31,491	3.90%	1,138,357	28,865	5.11%
Total borrowed funds	6,052,187	66,361	2.21%	4,910,198	61,881	2.54%
Total interest-bearing liabilities	21,391,196	147,434	1.39%	19,828,396	162,775	1.66%
Noninterest-bearing deposits	5,923,333			4,978,401
Other liabilities	496,907			408,740
Total liabilities	27,811,436			25,215,537
Minority interest	21,781			22,986
Total shareholders’ equity	2,598,569			2,430,796
Total liabilities and shareholders’ equity	$30,431,786			$27,669,319

Spread on average interest-bearing funds			3.96%			4.20%
Taxable-equivalent net interest income and net yield on interest-earning assets		$577,244	4.26%		$551,774	4.52%

(1) Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs.  Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level. The provision for unfunded lending commitments is used to maintain the allowance for unfunded lending commitments at an adequate level. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowance for loan and lease losses.

For the second quarter of 2004, the provision for loan losses was $10.3 million, compared to $18.2 million for the second quarter of 2003. On an annualized basis, the provision is 0.20% of average loans for the second quarter of 2004 and 0.38% for the second quarter of 2003. Including the provision for unfunded lending commitments, the total provision for credit losses was $10.9 million for the second quarter of 2004 compared to $9.5 million for the first quarter. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation. When such fluctuations take place, the related provision will generally reflect these fluctuations.

The provision for loan losses for the first six months of 2004 was $21.5 million, 39.7% less than the $35.7 million provision for the first six months of 2003. The declining trend in the provision corresponds to the general credit quality improvements that began in the loan and lease portfolios during 2003 and continued into 2004. However, in light of the strong loan growth that the Company has experienced in 2004, we expect that the provision for loan losses may increase in the future.

Noninterest Income

Compared with the second quarter of 2003, noninterest income for the second quarter of 2004 increased 6.4%, or $6.5 million. Service charges and fees on deposit accounts increased 4.1% from the second quarter of 2003 primarily from internal core deposit growth. Loan sales and servicing income declined 10.0% compared to the second quarter 2003 primarily as a result of higher levels of prepayments and reduced residential mortgage originations. Other service charges, commissions and fees increased 10.7% reflecting increases in brokerage and investment service activities.

Income from securities conduit represents fees that we receive from Lockhart, a “qualifying special-purpose entity” securities conduit, in return for liquidity, an interest rate agreement and administrative services that Zions provides to the entity in accordance with a servicing agreement. The increase in income for the second quarter of 2004 when compared to the same period in 2003 resulted from increased investment holdings in Lockhart’s securities portfolio, which created higher servicing fees.

Dividends and other investment income consist of revenue from the Company’s bank-owned life insurance program, dividends on securities holdings and earnings from investments in unconsolidated companies. The increase in dividends and other investment income compared to the second quarter of 2003 was caused primarily by increased earnings from the Company’s equity investments.

Market making, trading and nonhedge derivative income was $6.1 million in the second quarter of 2004 compared to $7.8 million in the second quarter of 2003. Trading income for the second quarter of 2004 was $4.9 million compared to $7.4 million for the same period in 2003, reflecting a lower volume of bond trading and lower average spreads per trade. Nonhedge derivative income for the second quarter of 2004 was $1.2 million compared to $0.4 million for the comparable period of 2003, and included fair value increases of $0.2 million compared to losses of $1.4 million in 2003.

Equity securities net losses of $5.3 million for the second quarter of 2004 was primarily comprised of net losses on venture capital and other equity investments, while for the same period in 2003 net losses were

ZIONS BANCORPORATION AND SUBSIDIARIES

$6.5 million. Adjusted for minority interest and income taxes, the losses related to venture capital funds reduced net income by $2.2 million and $4.3 million in the second quarters of 2004 and 2003, respectively.

Fixed income security gains for the second quarter of 2004 increased $2.0 million compared to the second quarter of 2003 as a result of our decision to sell certain debt securities. “Other” noninterest income for the second quarter of 2004 includes the receipt of a $1.6 million cash litigation settlement.

Noninterest income for the first six months of 2004 of $213.3 million increased 8.2% from $197.2 million for the first six months of 2003. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Market making, trading and nonhedge derivative income was $12.2 million compared to $17.7 million in the first six months of 2003. Of these amounts, trading income was $10.5 million for 2004 compared to $13.7 million for 2003 and nonhedge derivative income was $1.7 million compared to $4.0 million for 2003.

Equity securities losses includes $9.3 million in net losses on venture capital and other equity investments, while for the same period in 2003 net losses were $12.4 million. Adjusted for minority interest and income taxes, the losses related to venture capital funds reduced net income by $5.1 million and $7.3 million in the first six months of 2004 and 2003, respectively.

In addition to the previously discussed activity in the second quarter, “other” noninterest income for the first six months of 2004 includes $3.7 million from another litigation settlement, $1.5 million from the sale of certain personal trust accounts in Arizona and a $1 million gain on the sale of a building in California.

Noninterest Expense

Noninterest expense for the second quarter of 2004 of $230.0 million increased $13.6 million or 6.3% over the $216.4 million for the second quarter of 2003. The Company’s efficiency ratio was 57.9% for the second quarter of 2004 compared to 57.0% for the same period of 2003.

Salaries and employee benefits increased $6.7 million or 5.4%, compared to the second quarter of 2003, primarily as a result of increased incentive costs. Legal and professional services increased compared with both the second quarter 2003 and first quarter 2004, primarily as a result of the major systems conversions that were completed during the quarter at National Bank of Arizona as part of “Project Unify.”

Noninterest expense for the first six months of 2004 of $452.3 million increased 5.1% from $430.4 million for the first six months of 2003. The Company’s efficiency ratio was 57.2% for the first six months of 2004 compared to 57.5% for the same period of 2003.

Salaries and employee benefits for the first half of 2004 increased $13.3 million or 5.4% when compared to the same period in 2003 as a result of increased incentive plan costs. Legal and professional services increased 55.1% compared to the first half of 2003. The increase, in addition to the Arizona conversion costs, was the result of various data processing projects.

At June 30, 2004, the Company had 7,999 full-time equivalent employees, 392 domestic branches, and 494 ATMs, compared to 7,945 full-time equivalent employees, 409 branches, and 579 ATMs at June 30, 2003.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, on March 31, 2004 the FASB issued an exposure draft for a new accounting standard with regard to stock-based compensation. Under this proposed standard, we would be required to expense our stock-based compensation beginning in 2005, which would result in an increase to noninterest expense. The amount of expense that would ultimately be recorded

ZIONS BANCORPORATION AND SUBSIDIARIES

will be based on the fair value of the stock-based compensation as of the dates it is granted. The FASB expects to issue the new standard in late 2004, however, proposed legislation was recently passed by the U.S. House of Representatives that, if enacted, would have the effect of forbidding the FASB to implement the exposure draft in its present form.  However, to become effective, the proposed legislation would require action by the U.S. Senate and signature by the President.

While under existing guidance we have elected not to expense stock-based compensation, we have disclosed in the Company’s financial statements the pro forma effect on net income as if our stock-based compensation had been expensed. As disclosed in Note 2, the pro forma effect of expensing stock-based compensation decreased in the second quarter of 2004 when compared to the same period in 2003. This decrease is primarily the result of older options fully vesting and being replaced by new options with lower fair market values.

Discontinued Operations

In 2002, we made a decision to revalue and restructure the Company’s e-commerce activities, including selling selected subsidiaries. This decision was based on continued disappointing operating results and a difficult market environment. The final e-commerce subsidiary classified as discontinued was sold in the third quarter of 2003, thereby completing this restructuring plan.

Income Taxes

The Company’s income tax expense on continuing operations increased to $54.6 million for the second quarter of 2004 compared to $49.0 million for the same period in 2003. The Company’s effective income tax rates were 35.6% and 34.7% for the second quarters of 2004 and 2003, respectively. The effective income tax rate for the first six months of 2004 was 35.5% compared to 34.7% for the first six months of 2003. The increases in the tax rates reflect a lower proportion of tax exempt income to total income.

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 10.8% to $27,262 million for the six months ended June 30, 2004 compared to $24,599 million for the comparable period in 2003. Interest-earning assets comprised 89.6% of total average assets for the first half of 2004, compared with 88.9% for the comparable period of 2003.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, increased 13.6% to $1,562 million for the first six months of 2004 compared to $1,375 million for the first six months of 2003. This increase resulted primarily from the acquisition of Van der Moolen UK Ltd., which was completed in the second quarter.

ZIONS BANCORPORATION AND SUBSIDIARIES

Investment Securities Portfolio

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

(In millions)	June 30, 2004		December 31, 2003		June 30, 2003
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

HELD TO MATURITY
Municipal securities	$643	$634	$–	$–	$–	$–

AVAILABLE FOR SALE
U.S. Treasury securities	36	37	42	43	35	38
U.S. government agencies and corporations:
Small Business Administration loan-backed securities	704	707	738	741	750	753
Other agency securities	216	211	241	242	240	244
Municipal securities	108	110	715	718	677	682
Mortgage/asset-backed and other debt securities	2,413	2,427	2,351	2,368	1,894	1,923
	3,477	3,492	4,087	4,112	3,596	3,640
Other securities:
Mutual funds	285	284	318	318	174	178
Stock	7	8	8	8	13	26
	292	292	326	326	187	204
	3,769	3,784	4,413	4,438	3,783	3,844
Total	$4,412	$4,418	$4,413	$4,438	$3,783	$3,844

The amortized cost of investment securities at June 30, 2004 was essentially the same as December 31, 2003 but increased 16.6% from the balance at June 30, 2003. The Company increased its securities portfolio during 2003 as it took advantage of the availability of core deposits and this strategy continued into the first half of 2004. We expect to sell securities as the demand for loans increases.

The investment securities portfolio at June 30, 2004 includes $1,013 million of non-rated, fixed income securities, compared with $1,023 million at December 31, 2003 and $915 million at June 30, 2003. These securities include non-rated municipal securities as well as non-rated, asset-backed subordinated tranches.

Loan Portfolio

The strong loan growth that we experienced in the first quarter of 2004 accelerated in the second quarter. Net loans and leases at June 30, 2004 were $21,497 million, an annualized increase of 15.8% from the December 31, 2003 balance, and a 10.6% increase from June 30, 2003. Loan growth in Arizona and Nevada remained strong for the quarter, adding approximately $400 million in on-balance sheet loans. In addition, loan growth at ZFNB strengthened during the second quarter, also adding approximately $400 million to the portfolio. While we expect loan growth to continue, we do not believe that the current high rates of growth can be sustained indefinitely.

The activity in net loans for the first six months of 2004 reflects the Company’s securitization and sale of $209 million in home equity credit lines and other loans. For the same period in 2003, securitized loan sales totaled $241 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the loan portfolio by type of loan:

(In millions)	June 30, 2004	December 31, 2003	June 30, 2003

Loans held for sale	$141	$177	$236

Commercial lending:
Commercial and industrial	4,381	4,111	4,071
Leasing	381	377	391
Owner occupied	3,666	3,295	3,353
Total commercial lending	8,428	7,783	7,815

Commercial real estate:
Construction	3,062	2,867	2,983
Term	3,921	3,426	3,326
Total commercial real estate	6,983	6,293	6,309

Consumer:
Home equity credit line	965	838	762
1-4 family residential	4,170	3,874	3,275
Bankcard and other revolving plans	183	198	186
Other	647	749	867
Total consumer	5,965	5,659	5,090

Foreign loans	6	15	17

Other receivables	75	90	67
Total loans	$21,598	$20,017	$19,534

Sold Loans Being Serviced

Zions performs loan servicing operations on both loans that it holds in its portfolios as well as loans that are owned by third party investor-owned trusts. In addition, Zions has a practice of securitizing and selling a portion of the loans that it originates and in many instances, provides the servicing on these loans as a condition of the sale. As of June 30, 2004, conforming long-term first mortgage real estate loans being serviced for others was $326 million, compared with $352 million at December 31, 2003 and $358 million at June 30, 2003. Consumer and other loan securitizations being serviced totaled $2,644 million at the end of the second quarter of 2004, $2,782 million at December 31, 2003 and $2,368 million at June 30, 2003.

As of June 30, 2004, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $254 million in connection with the $2,644 million of sold loans being serviced. As is a common practice with securitized transactions, the Company had retained subordinated interests in the securitized assets amounting to $157 million at June 30, 2004, representing junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as “excess servicing”, of $97 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Sold loans being serviced		Residual interests on balance sheet at June 30, 2004
(In millions)	Sales for six months ended June 30, 2004	Outstanding balance at June 30, 2004	Subordinated retained interests	Capitalized residual cash flows	Total

Home equity credit lines	$154	$447	$11	$8	$19
Small business loans	–	1,562	146	75	221
SBA 7(a) loans	32	239	–	6	6
Farmer Mac	23	396	–	8	8
Total	$209	$2,644	$157	$97	$254

Subsequent to the end of the quarter, on July 22, 2004, we finalized a loan securitization that resulted in removing approximately $640 million of small business loans and related premium from the Company’s balance sheet. Of these loans, $568 million were securitized and sold to Lockhart Funding, LLC, which is a qualifying special-purpose entity securities conduit, and the Company retained the servicing on the sold loans. The difference between the amount that was removed from the Company’s balance sheet and the loans sold to Lockhart represents residual interests retained by the Company.  The gain on the securitization was $0.8 million.

Other Noninterest Bearing Investments

As of June 30, 2004, the Company had $640 million of other noninterest bearing investments compared with $584 million at December 31, 2003 and $600 million at June 30, 2003. At June 30, 2004, these investments included $376 million of bank-owned life insurance, $123 million of Federal Home Loan Bank and Federal Reserve Bank stock, $63 million in non-public ventures through four Small Business Investment Companies (“SBIC”) and $16 million in trust preferred securities. The Company’s remaining equity exposure to the SBIC ventures, net of minority interest and Small Business Administration debt, at June 30, 2004 was $35 million. The Company also had $62 million of investments in other unconsolidated companies comprised of $28 million in publicly traded companies and $34 million in nonpublic companies.

Deposits

Total deposits at the end of the second quarter of 2004 increased at an annualized rate of 15.1% from the balances reported at December 31, 2003, and increased 9.0% over the June 30, 2003 amounts. Core deposits at June 30, 2004 increased 15.5%, annualized, compared to the December 31, 2003 balance and 9.7% compared to the balance at June 30, 2003. The mix of deposits continued to improve with sizeable increases in demand, savings and money market deposits.

Vectra Branch Sale

On July 8, 2004, the second of two previously announced planned sales of branches by Vectra Bank Colorado was completed. This sale of six branches resulted in removing approximately $102 million of loans, $114 million of deposits and $8 million of goodwill and core deposit intangibles that were included in Vectra’s June 30, 2004 balance sheet.  This transaction will result in a slight gain in the Company’s third quarter 2004 results of operations. However, the reductions of loans and deposits from the Company’s balance sheet will have a small negative impact on net interest income until the interest earning assets can be replaced.

ZIONS BANCORPORATION AND SUBSIDIARIES

RISK ELEMENTS

Since risk is inherent in most of the Company’s operations, management of risk is an integral part of its operations and is also a key determinant of its overall performance. We apply various strategies to reduce the risks to which the Company’s operations are exposed, namely credit, operational, interest rate and market, and liquidity risks.

Credit Risk Management

Effective management of credit risk is essential in maintaining a safe and sound financial institution. We have structured the organization to separate the lending function from the credit administration function, which has added strength to the control over, and independent evaluation of credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Further, an independent internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate administration and compliance with lending policies and the reports thereon are submitted to the Audit Committee of the Board of Directors.

Both the credit policy and the credit examination functions are managed centrally. Each bank is able to modify corporate credit policy to be more conservative; however, corporate approval must be obtained if a bank wishes to create a more liberal exception to policy. Historically, only a limited number of exceptions have been approved. This entire process has been designed to place an emphasis on early detection of potential problem credits so that a                                                  ny required action plans can be developed and implemented on a timely basis to mitigate any potential losses.

Another aspect of the Company’s credit risk management strategy is the diversification of the loan portfolio. The Company has a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at June 30, 2004 no single loan type exceeded 20.3% of the Company’s total loan portfolio.

	June 30, 2004		December 31, 2003		June 30, 2003
(In millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans

Commercial lending:
Commercial and industrial	$4,381	20.3%	$4,111	20.5%	$4,071	20.8%
Leasing	381	1.8%	377	1.9%	391	2.0%
Owner occupied	3,666	17.0%	3,295	16.5%	3,353	17.2%

Commercial real estate:
Construction	3,062	14.2%	2,867	14.3%	2,983	15.3%
Term	3,921	18.1%	3,426	17.1%	3,326	17.0%

Consumer:
Home equity credit line	965	4.5%	838	4.2%	762	3.9%
1-4 family residential	4,170	19.3%	3,874	19.4%	3,275	16.8%
Bankcard and other revolving plans	183	0.8%	198	1.0%	186	1.0%
Other	647	3.0%	749	3.7%	867	4.4%

Other	222	1.0%	282	1.4%	320	1.6%

Total loans	$21,598	100.0%	$20,017	100.0%	$19,534	100.0%

ZIONS BANCORPORATION AND SUBSIDIARIES

The commercial real estate loan portfolio is also well diversified by property type and collateral location. The Company has no significant exposure to highly-leveraged transactions and the majority of the Company’s business activity is with customers located within the states of Utah, Idaho, California, Nevada, Arizona, Colorado, and Washington. In addition, the Company has no significant exposure to any individual customer or counterparty.

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

The following table sets forth the Company’s nonperforming assets:

(In millions)	June 30, 2004	December 31, 2003	June 30, 2003

Nonaccrual loans	$93	$78	$99
Restructured loans	–	1	2
Other real estate owned	14	19	18
Total	$107	$98	$119

% of net loans and leases* and other real estate owned	0.50%	0.49%	0.61%

Accruing loans past due 90 days or more	$18	$24	$35

% of net loans and leases*	0.08%	0.12%	0.18%

*Includes loans held for sale

Total nonperforming assets increased 9.2% as of June 30, 2004 compared with the balance at December 31, 2003. However, substantially all of the increase in nonperforming assets is attributable to a single nonaccrual loan that is secured by real estate and is 90% guaranteed as to principal by the U.S. Government.

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

The Company’s total recorded investment in impaired loans was $53 million at June 30, 2004, compared with $44 million at December 31, 2003 and $58 million at June 30, 2003. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At June 30, 2004, the

ZIONS BANCORPORATION AND SUBSIDIARIES

allowance for loan losses included $9 million for impaired loans with a recorded investment of $36 million. At December 31, 2003, the allowance included $5 million for impaired loans with a $21 million recorded investment, and at June 30, 2003 the allowance included $5 million for impaired loans with a $27 million recorded investment.

Allowance For Loan Losses

In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

For commercial loans, we use historical loss experience factors by loan segment, adjusted for changes in trends and conditions, to help determine an indicated allowance for each segment. These factors are evaluated and updated using migration analysis techniques and other considerations based on the makeup of the specific portfolio segment. These other considerations include:

•                  volumes and trends of delinquencies;

•                  levels of nonaccruals, repossessions and bankruptcies;

•                  trends in criticized and classified loans;

•                  current and anticipated foreclosure losses;

•                  new credit products and policies;

•                  economic conditions;

•                  concentrations of credit risk; and

•                  experience and abilities of lending personnel.

Until the second quarter of 2004, the allowance for consumer loans was determined using historical loss experience factors by loan segment, adjusted for changes in trends and conditions, similar to that used for the commercial portfolio. However, during the second quarter, a new methodology for evaluating the allowance, as it relates to homogeneous consumer loan products was implemented. Specifically, we developed a forecasting model based on internally generated portfolio delinquencies. The model employs “roll rates” to calculate losses. “Roll rates” are the rates at which accounts migrate from one delinquency level to the next higher level. Using average roll rates for the past twelve-month period and comparing projected losses to actual loss experience, the model estimates expected losses in dollars for the forecasted period. By refreshing the model with updated data, it is able to project losses for a new twelve-month period each month, segmenting the portfolio into nine product groupings with similar risk profiles. This new methodology is an accepted industry practice, and the Company believes it has a sufficient volume of information to produce reliable projections. In addition, the change in the methodology discussed above resulted in no significant impact on the level of the indicated reserve for the consumer portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(In millions)	Six Months Ended June 30, 2004	Twelve Months Ended December 31, 2003	Six Months Ended June 30, 2003
Loans* and leases outstanding (net of unearned income) at end of period	$21,497	$19,920	$19,440

Average loans* and leases outstanding (net of unearned income)	$20,544	$19,325	$19,087

Allowance for loan losses:
Balance at beginning of the year	$269	$280	$280
Allowance of branches sold	(1)	–	–
Provision charged against earnings	22	70	36
Loans and leases charged-off:
Commercial lending	(13)	(56)	(26)
Commercial real estate	(1)	(3)	(1)
Consumer	(12)	(27)	(14)
Total	(26)	(86)	(41)

Recoveries:
Commercial lending	5	12	4
Consumer	3	5	2
Total	8	17	6
Net loan and lease charge-offs	(18)	(69)	(35)
Reclassification of allowance for unfunded lending commitments		(12)
Balance at end of period	$272	$269	$281

Ratio of annualized net charge-offs to average loans and leases	0.18%	0.36%	0.35%

Ratio of allowance for loan losses to net loans and leases at end of period	1.26%	1.35%	1.45%

Ratio of allowance for loan losses to nonperforming loans	291.49%	338.31%	277.69%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	245.29%	262.21%	210.22%

*Includes loans held for sale

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the preceding table for the periods presented. The same respective amounts for the second quarter of 2004 were $10.0 million and 0.19%.

As of June 30, 2004, the indicated allowance for loan losses for the consumer portfolio was essentially unchanged from the level at year end, while changes in the commercial lending and commercial real estate portfolios resulted in changes in the indicated allowance for those portfolios. During the first half of 2004, we experienced substantial improvements in the levels of criticized and classified assets. Based on these improvements, the indicated level of the allowance for loan losses for the criticized and classified loans decreased a minimal amount for commercial real estate loans, which has historically had a

ZIONS BANCORPORATION AND SUBSIDIARIES

low level of criticized and classified assets, with a larger decrease identified for the commercial lending portfolio.

However, the indicated decrease in the allowance for loan losses resulting from the improvements in criticized and classified loans was more than offset by an increase in new loans of $1,577 million. Approximately 44% of the increase in loans was in the commercial real estate portfolios with about 41% of the growth in the commercial lending portfolios. The consumer portfolios accounted for approximately 15% of the growth. The net result of the portfolio growth and improvements in criticized and classified loans was an increase in the allowance for loan losses of $3 million.

The Company also estimates an allowance for potential losses associated with off-balance sheet commitments and standby letters of credit. Prior to December 31, 2003, this allowance was included in the overall allowance for loan losses. It is now included with other liabilities on the Company’s balance sheet and any related increases or decreases in the allowance are included in noninterest expense in the consolidated statement of income. The following table sets forth the allowance for unfunded lending commitments:

(In millions)	Six Months Ended June 30, 2004	Twelve Months Ended December 31, 2003	Six Months Ended June 30, 2003 (1)

Balance at beginning of period	$12	$–	$–

Reclassification of allowance for loan losses	–	12	–

Provision credited against earnings	(1)	–	–

Balance at end of period	$11	$12	$–

(1) Allowance was included in the overall allowance for loan and lease losses until December 31, 2003.

Unfunded commitments to extend credit on loans and standby letters of credit on June 30, 2004, December 31, 2003, and June 30, 2003 were $9,233 million, $8,424 million and $8,052 million, respectively.

Operational Risk Management

Operational risk is the potential for unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. The Company currently has in place transactional documentation requirements, systems and procedures to monitor transactions and positions, regulatory compliance reviews, and periodic reviews by internal audit and credit examination, all of which mitigate operational risk. Reconciliation procedures are also in place to ensure that data processing systems capture critical data. In addition, we maintain contingency plans and systems for operations support in the event of natural or other disasters.

The Company has also enhanced its central Operating Risk Management group by installing RiskResolve™ software, developed and marketed by Providus Software Solutions, Inc., a wholly-owned subsidiary. We expect to continue enhancing the Company’s oversight of operating risk in 2004 through further deployment of RiskResolve™.

Interest Rate and Market Risk Management

Interest rate risk is the potential for loss resulting from adverse changes in the level of interest rates on the Company’s net interest income. Market risk is the potential for loss arising from adverse changes in the prices of fixed income securities, equity securities, other earning assets and derivative financial instruments

ZIONS BANCORPORATION AND SUBSIDIARIES

as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, Zions is exposed to both interest rate risk and market risk.

Interest Rate Risk – Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have net interest income increase in a rising interest rate environment, which tends to mitigate any declines in the market value of equity due to higher discount rates. This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. We refer to this goal as slightly “asset sensitive.”

We monitor interest rate risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the changes in the market values of equity in response to changes in interest rates. In the income simulation method, we analyze the changes in income in response to changes in interest rates. At June 30, 2004, the Company’s duration of equity was estimated to be within a range of negative 1.48 years and positive .7 years. We should note that duration of equity is highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking, savings and money market accounts. Given the uncertainty of these durations, we view the duration of equity as falling within a range of possibilities. If interest rates were to sustain an immediate parallel increase of 200 basis points, the duration of equity would be estimated to fall within the range of 0.7 years and 1.5 years.

For income simulation, Company policy requires that net interest income be expected to decline by no more than 10% during one year if rates were to immediately rise or fall in parallel by 200 basis points. At June 30, 2004, net interest income was expected to increase 0.5% if interest rates were to sustain an immediate parallel increase of 200 basis points and decline 8.4% if rates were to sustain an immediate parallel decrease of 200 basis points. These estimates include our assumptions regarding loan and deposit pricing, security and loan prepayments, and changing relationships in market rates.

We attempt to control the effects that changes in interest rates will have on net interest income through the management of maturities and repricing of the Company’s assets and liabilities and also with the use of interest rate swaps. The prime lending rate and the London Interbank Offer Rate (“LIBOR”) curves are the primary indices used for pricing the Company’s loans, and the 91-day Treasury bill rate is the index used for pricing many of the Company’s deposits. The Company does not hedge the prime/LIBOR/Treasury Bill spread risk through the use of derivative instruments.

Market Risk – Fixed Income – The Company engages in trading and market making of U.S. Treasury, U.S. Government Agency, municipal and corporate securities. This trading and market making exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

The Company monitors its risk in fixed income trading and market making through Value-at-Risk (“VAR”). VAR is the worst-case loss expected within a specified confidence level, based on statistical models using historical data. The models used by Zions to calculate its VAR are provided by Bloomberg, which also “back-tests” them. The confidence level used by Zions in this analysis is 99%, which means that losses larger than the VAR would only be expected on 1% of trading days (or approximately 2.5 trading days per year), assuming that the Company maintained the same VAR on a daily basis. Reports of trading income and losses and VAR measurements are reviewed with the Executive Committee of ZFNB on a monthly basis. For the six months ended June 30, 2004 and December 31, 2003, the results of the VAR computations were as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

(Dollar amounts in thousands)	Six months ended June 30, 2004	Year ended December 31, 2003

Value at Risk: (1) (2)
Average daily VAR	$808	$920
Largest daily VAR during the period	1,146	1,841
Smallest daily VAR during the period	459	504

(1)        Excludes the activities of newly established Zions Bank International Ltd. (Van der Moolen UK Ltd.), which are not yet available.

(2)        Does not include nonhedge derivative portfolios.

The Company does not use VAR measurements to control risk for other than its market making and fixed income trading portfolios.

Market Risk – Equity Investments – Through its equity investment activities, the Company owns equity securities that are publicly traded and subject to fluctuations in their market prices or values. In addition, the Company owns equity securities in companies that are not publicly traded and that are accounted for under either fair value or equity methods of accounting, depending upon the Company’s ownership position and degree of involvement in influencing the investees’ affairs. In either event, the value of the Company’s investment is also subject to fluctuation. Since these market prices or values may fall below the Company’s investment in such securities, the Company is exposed to the possibility of loss.

The Company conducts minority investing in pre-public venture capital companies in which it does not have strategic involvement, through four funds collectively referred to by us as Wasatch Venture Funds (“Wasatch”). Wasatch screens investment opportunities and makes investment decisions based on its assessment of business prospects and potential returns. After an investment is made, Wasatch actively monitors the performance of each company in which it has invested, and often has representation on the board of directors of the company.

The Company also, from time to time, either starts and funds businesses of a strategic nature, or makes significant investments in companies of strategic interest. These investments may result in either minority or majority ownership positions, and usually give board representation to Zions or its subsidiaries. These strategic investments generally are in companies that are financial services or financial technologies providers.

A more comprehensive discussion of the Company’s interest rate and market risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2003.

Liquidity Risk Management

Liquidity is managed centrally for both the Parent and bank subsidiaries. The Parent’s cash requirements consist primarily of debt service, operating expenses, income taxes, dividends to shareholders and share repurchases. The Parent’s cash needs are routinely met through dividends from its subsidiaries, investment income, subsidiaries’ proportionate share of current income taxes, management and other fees, bank lines, equity contributed through the exercise of stock options and debt issuances. The subsidiaries’ principal source of funding is their core deposits.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first six months of 2004, the Parent received $137.8 million in dividends from its subsidiaries. At June 30, 2004, $290.3 million of dividend capacity was available for the subsidiaries to pay to the Parent without having to obtain regulatory approval.

For the first six months of 2004, the Parent issued $300 million of long-term debt, which when netted with repayments during the same period, resulted in cash inflows of $175.0 million. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company filed a registration statement with the Securities and Exchange Commission during the third quarter of 2003 for the issuance of up to $1,050 million of senior or subordinated debt securities at fixed or floating rates. As of June 30, 2004, the Company had $100 million of issuance capacity remaining under this registration statement.

The Parent also has a program to issue short-term commercial paper. At June 30, 2004, outstanding commercial paper was $188.6 million. In addition, at June 30, 2004, the Parent had a secured revolving credit facility with a subsidiary bank totaling $40 million. No amount was outstanding on this facility at June 30, 2004.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At June 30, 2004, these core deposits, in aggregate, constituted 94.3% of consolidated deposits, compared with 94.1% of consolidated deposits at December 31, 2003. For the first six months of 2004, deposit increases resulted in net cash inflows of $1,624.6 million.

The Federal Home Loan Bank (“FHLB”) system is a major source of liquidity for each of the Company’s subsidiary banks. ZFNB and Commerce are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first six months of 2004, the activity in short-term FHLB borrowings resulted in a net cash inflow of approximately $200 million.

The Company uses asset securitizations to sell loans, which also provide an alternative source of funding for the subsidiaries and enhance the flexibility in meeting their funding needs. During the first six months of 2004, loan sales (other than loans held for sale) provided $228.2 million in cash inflows and we expect that securitizations will continue to be a tool that we will use for liquidity management purposes. As previously noted, subsequent to the end of the quarter on July 22, 2004, the Company securitized and sold into Lockhart $568 million of small business loans.

At June 30, 2004, the Company managed approximately $2.6 billion of securitized assets that were originated by its subsidiary banks. Of these, approximately $1.4 billion were insured by a third party and held in Lockhart Funding, LLC, which is a qualifying special-purpose entity securities conduit and an important source of funding for the Company’s loans. ZFNB provides a Liquidity Facility for a fee to Lockhart, which purchases floating-rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. ZFNB also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility, ZFNB is required to purchase securities from Lockhart to provide funds for it to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption, as specified in the governing documents of Lockhart. At any given time, the maximum commitment of ZFNB is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility.

As of June 30, 2004, the book value of Lockhart’s securities portfolio was $4.6 billion, which approximated market value. The size of the Liquidity Facility commitment, all of which was from ZFNB, was $5.1 billion.

ZIONS BANCORPORATION AND SUBSIDIARIES

No amounts were outstanding under this Liquidity Facility at June 30, 2004, December 31, 2003 or June 30, 2003.

Lockhart is limited in size by program agreements, agreements with rating agencies and by the size of the Liquidity Facility. Effective July 1, 2004, the size of ZFNB’s commitment under the Liquidity Facility was increased from $5.1 billion to $6.12 billion and Lockhart’s program size was increased from $5 billion to $6 billion. On July 1, 2004, the rating agencies confirmed Lockhart’s P1 rating (Moody’s) and F1 rating (Fitch), given the increased liquidity commitment and program size.

We have determined that in its present structure as a qualifying special-purpose entity under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), Lockhart is not currently required to be consolidated into Zions Bancorporation. However, recently proposed revisions to SFAS 140 may change this treatment and require us to restructure Lockhart to comply with the new rules, when finalized, so that it will not be consolidated into Zions. We currently believe that this can be done in a way that preserves most of the economic benefits of Lockhart.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For the first six months of 2004, loan growth resulted in a net cash outflow of $1,884.8 million.

A more comprehensive discussion of our liquidity management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2003.

CAPITAL MANAGEMENT

The Company’s basic financial objective is to consistently produce superior risk-adjusted returns on its shareholders’ capital. We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. Our goal is to steadily achieve a high return on shareholders’ equity, while at the same time maintaining “risk-based capital” above the “well capitalized” threshold, as defined by federal banking regulators.

Total shareholders’ equity on June 30, 2004 was $2,636 million, an increase of 3.8% over the $2,540 million on December 31, 2003, and an increase of 6.3% over the $2,479 million at June 30, 2003. The Company’s capital ratios are as follows as of the dates indicated:

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2004	December 31, 2003	June 30, 2003

Tangible common equity ratio	6.37%	6.53%	6.20%
Average common equity to average assets (three months ended)	8.43%	8.76%	8.78%

Risk-based capital ratios:
Tier 1 leverage	7.91%	8.06%	7.59%
Tier 1 risk-based capital	9.11%	9.42%	9.14%
Total risk-based capital	13.99%	13.52%	12.19%

The decreases in the tangible common equity and average common equity to average assets ratios at June 30, 2004 compared to December 31, 2003, were principally due to a $33.3 million reduction in accumulated other comprehensive income resulting from declines in market value on investment securities and derivatives. These declines were caused primarily by the Company’s hedging programs related to interest rate risk management. However, as a result of the previously discussed Colorado branch sale and the small business loan securitization, tangible equity ratios have returned to approximately 6.5% as of the date of this filing. Total risk-based capital increased as a result of the additional subordinated debt that the Company issued during the quarter.

We continue to believe that the Company has adequate levels of capital in relation to its balance sheet size, business mix and levels of risk and, as a result, we do not presently anticipate that the risk-based capital ratios will materially increase from their present levels.  It is also our belief that capital not considered necessary to support current and anticipated business should be returned to the Company’s shareholders through dividends and repurchases of its shares.

During the second quarter of 2004, the Company repurchased 438,048 shares of common stock under repurchase programs approved by the Board of Directors at a cost of $25.0 million and an average price of $57.09 per share. During the second quarter of 2003, the Company repurchased 646,168 shares of common stock at a cost of $32.2 million. During the first six months of 2004, the Company repurchased 943,103 shares of common stock at a cost of $54.9 million and an average price of $58.19 per share. On June 14, 2004, the Board of Directors approved a program authorizing the repurchase of up to $50 million of the Company’s common stock. As of June 30, 2004, the entire $50 million was available for share repurchases.

Dividends paid of $.32 per common share in the second quarter of 2004 represent a 52% increase over the dividends paid in the second quarter of 2003. For the first six months of 2004, the Company paid $56.9 million in common stock dividends compared to $38.0 in the same period of 2003. This, coupled with the program stock repurchases for the six months, resulted in our returning $111.8 million to shareholders in the first half of 2004 out of total net income of $198.5 million, or 56.3%.

At its July 19, 2004 meeting, the Company’s Board of Directors declared a dividend in the amount of $0.32 per share of common stock. The dividend is payable on August 25, 2004 to shareholders of record as of the close of business on August 11, 2004.

ZIONS BANCORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The Notes to Consolidated Financial Statements in Zions’ Annual Report on Form 10-K for the year ended December 31, 2003 contain a summary of the Company’s significant accounting policies. We believe that an understanding of certain of these policies, along with the various estimates that we are required to make in recording the financial transactions of the Company, is important to have a complete picture of the Company’s financial condition. In addition, these estimates require us to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The following is a discussion of these critical accounting policies and significant estimates.  We have also discussed each of these accounting policies and the related estimates with the Audit Committee of the Board of Directors.

Securitization Transactions

The Company periodically enters into securitization transactions that involve transfers of loans or other receivables to off-balance sheet Qualified Special Purpose Entities (“QSPEs”). In most instances, we provide the servicing on these loans as a condition of the sale. In addition, as part of these transactions, the Company may retain a cash reserve account, an interest-only strip, or in some cases a subordinated tranche, all of which are considered to be retained interests in the securitized assets.

The first determination that we must make in connection with a securitization is whether the transfer of the assets constitutes a sale under U.S. generally accepted accounting principles.  If it does, the assets are removed from the Company’s consolidated balance sheet with a gain or loss recognized.  Otherwise, the transfer is considered a financing resulting in no gain or loss being recognized and the recording of a liability on the consolidated balance sheet. This treatment could have unfavorable financial implications including an adverse effect on Zions’ results of operations and capital ratios.  However, all of the Company’s securitizations have been structured to meet the existing criteria for sale treatment.

Another determination that must be made is whether the special purpose entity involved in the securitization is independent from the Company or whether it should be included in its consolidated financial statements.  If the entity’s activities meet certain criteria for it to be considered a qualified special purpose entity, no consolidation is required. Since all of the Company’s securitizations have been with entities that have met the requirements to be treated as QSPEs, they have met the existing accounting criteria for non-consolidation.

Finally, we must make assumptions to determine the amount of gain or loss resulting from the securitization as well as the subsequent carrying amount for the above-discussed retained interests. In determining the gain or loss, we use assumptions that are based on the facts surrounding the securitization. Using alternatives to these assumptions could affect the amount of gain or loss recognized and, in turn, Zions’ results of operations. In addition, quoted market prices are generally not available to enable us to value the retained interests. As a result, we estimate the value of the retained interests based on the present value of the future cash flows associated with the securitizations. The estimation of the value of the retained interests requires the Company to make several assumptions that include:

•                  the anticipated method of prepayment;

•                  the annualized prepayment speed of the securitized loans;

•                  the weighted average life of the loans in the securitization;

•                  the expected annual net credit loss rate; and

•                  the discount rate for the residual cash flows.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table summarizes the key economic assumptions that we used in calculating the values of the retained interests as of June 30, 2004 and 2003.

	Home equity loans	Small business loans (1)
June 30, 2004:
Prepayment method	NA (2)	CPR (3)
Annualized prepayment speed	NA (2)	10, 15 Ramp up
Weighted-average life (in months)	11	62
Expected annual net loss rate	0.25%	0.50%
Residual cash flows discounted at	15.0%	15.0%

June 30, 2003:
Prepayment method	NA (2)	CPR
Annualized prepayment speed	NA (2)	10, 15 Ramp up
Weighted-average life (in months)	12	62
Expected annual net loss rate	0.25%	0.50%
Residual cash flows discounted at	15.0%	15.0%

(1)          Assumptions for June 30, 2004 are as of December 31, 2003 and will be updated in the third quarter of 2004.

(2)          The model for this securitization responds to the current interest rate environment and a high volume of refinancings. As a result, there is no assumed prepayment speed. The weighted-average life assumption includes consideration of prepayment to determine the fair value of capitalized residual cash flows.

(3)          “Constant prepayment rate”

The following table sets forth the sensitivity of the current fair value of the capitalized residual cash flows to immediate 10% and 20% adverse changes to those key assumptions.

(in millons of dollars and annualized percentage rates)		Home equity loans			Small business loans

Carrying amount/fair value of capitalized residual cash flows			$8.2		$74.9

Weighted-average life (in months)		11			36 - 59

Prepayment speed assumption		NA		(1)	15.0% - 20.0	% (2)
Decrease in fair value due to adverse change	-10%	$	NA	(1)	$2.0
	-20%	$	NA	(1)	$3.7

Expected credit losses		0.25%			0.05% - 1.0%
Decrease in fair value due to adverse change	-10%		$0.1		$2.6
	-20%		$0.2		$5.3

Residual cash flows discount rate		15.0%			15.0%
Decrease in fair value due to adverse change	-10%		$0.1		$1.9
	-20%		$0.2		$3.7

(1)          The model for this securitization responds to the current interest rate environment and a high volume of refinancings. As a result, there is no assumed prepayment speed. The weighted-average life assumption includes consideration of prepayment to determine the fair value of capitalized residual cash flows.

(2)          The prepayment speed assumption for the 2003 SBA securitization is CPR 10, 15 Ramp up.

ZIONS BANCORPORATION AND SUBSIDIARIES

The sensitivities in the previous table are hypothetical and should be viewed with some degree of caution. As the amounts indicate, changes in fair value based on variations in assumptions are not subject to simple extrapolation, as the relationship of the change in the assumption to the change in the fair value may not be linear. In addition, the effect of a variation in one assumption is in reality likely to cause changes in other assumptions, which could potentially magnify or counteract the sensitivities.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of the losses that are inherent in the loan and lease portfolios. The determination of the appropriate level of the allowance is based on periodic evaluations of the loan and lease portfolios and other relevant factors. These evaluations are inherently subjective in nature and require us to make numerous assumptions, estimates and judgments.

In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type. For commercial loans, we use historical loss experience factors by loan segment, adjusted for changes in trends and conditions, to help determine an indicated allowance for each segment. These factors are evaluated and updated using migration analysis techniques and other considerations based on the makeup of the specific portfolio segment. The other considerations used in our analysis include volumes and trends of delinquencies and defaults, levels of nonaccrual loans, repossessions and bankruptcies, trends in criticized and classified loans, and current and anticipated foreclosures. In addition, new products and policies, current and projected economic conditions and trends, concentrations of credit risk, and the experience and abilities of lending personnel are also taken into consideration.

For consumer loans we use a forecasting model based on internally generated portfolio delinquencies. The model employs “roll rates” to calculate losses. “Roll rates” are the rates at which accounts migrate from one delinquency level to the next higher level. Using average roll rates for the past twelve-month period and comparing projected losses to actual loss experience, the model estimates expected losses in dollars for the forecasted period. By refreshing the model with updated data, it is able to project losses for a new twelve-month period each month, segmenting the portfolio into nine product groupings with similar risk profiles.

In addition to the segment evaluations, all commercial loans are subject to individual reviews to determine if a specific allowance may be necessary. Specific allowances are established for a loan when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan segment. Specific reserves are also established for loans that the Company has identified as being impaired.

As a final step to the evaluation process, we perform an additional review of the adequacy of the allowance based on the loan portfolio in its entirety. This enables us to mitigate the imprecision inherent in most estimates of expected credit losses. This additional review of the allowance includes our judgmental consideration of any additional amounts necessary for subjective factors such as economic uncertainties and excessive concentration risks.

Our evaluation of the allowance generally arrives at a range within which the allowance should fall. This range results from equally likely scenarios being considered in our evaluations. As of June 30, 2004, our analyses indicated a range for the allowance of between $219.0 million and $287.5 million. The allowance for loan losses at that date was $271.6 million, which is near the upper end of the range. This was the approximate location of the allowance in relation to the range at year-end 2003 and we believe that this location is still appropriate in light of the uncertainties in the current economic and business environments.

ZIONS BANCORPORATION AND SUBSIDIARIES

There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require us to make qualitative judgments. Although we believe that our processes for determining an appropriate level for the allowance adequately address all of the components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for credit losses, which would negatively impact Zions’ results of operations in future periods. As an example, if $250 million of nonclassified loans were to migrate to special mention, substandard and doubtful in the same proportion as the existing portfolio, the amount of the allowance for loan losses would increase by approximately $29 million. In addition, since the allowance for loan losses is assigned to the Company’s business segments with loan portfolios, any earnings impact resulting from actual results differing from our estimates would have the largest effect on those segments with the largest loan portfolios, namely Zions First National Bank and California Bank & Trust. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in the level of the criticized and classified loans may have on the allowance estimation process. We believe that given the procedures that we follow in determining the potential losses in the loan portfolio, the various components used in the current estimation processes are appropriate.

Nonmarketable Securities

The Company, both directly and through its banking subsidiaries and Small Business Investment Companies (“SBIC”), has investments in venture capital securities that are not publicly traded. Since these nonmarketable venture capital securities have no readily ascertainable fair values, they are reported at amounts that we estimate to be their fair values. In estimating the fair value of each investment, we must apply judgment using certain assumptions. We believe that the investment’s cost is initially the best indication of its fair value, provided that there have been no significant positive or negative developments subsequent to their acquisition that indicate the necessity of an adjustment to the fair value estimate. If and when such an event takes place, we adjust the investment’s cost by an amount that we believe reflects the nature of the event. In addition, minority interests in the SBICs reduce the Company’s share of any gains or losses incurred on these investments.

As of June 30, 2004, the Company’s total investment in nonmarketable securities was $97 million, of which its equity exposure to the SBIC investments, net of minority interest and Small Business Administration debt, was approximately $35 million. In addition, exposure to non-SBIC investments was approximately $34 million.

The values that we have assigned to these securities where no market quotations exist are based upon available information and may not necessarily represent amounts that ultimately will be realized. Although we believe that our estimates reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other industry, economic and market factors may not necessarily reflect those if an active market existed for these investments. If there had been an active market for these securities, the carrying value may have been significantly different than the amounts reported. In addition, since ZFNB is the principal business segment holding these investments, it would experience the largest impact of any changes in the fair values of these securities.

Accounting for Goodwill

Goodwill arises from business acquisitions and represents the value attributable to the unidentifiable intangible elements in our acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. The Company performs this annual test as of October 1 of each year. Evaluations are also performed on a more frequent basis if events or

ZIONS BANCORPORATION AND SUBSIDIARIES

circumstances indicate that an impairment could have taken place. Such events include, among others, a significant adverse change in the business climate, an adverse action by a regulator, a decision to change the operations or dispose of a reporting unit and an unanticipated change in the competitive environment.

The first step in this evaluation process is to determine if a potential impairment exists in any of the Company’s reporting units and, if required from the results of this step, a second step measures the amount of any impairment loss. The computations required by steps 1 and 2 call for us to make a number of estimates and assumptions.  In completing step 1, we determine the fair value of the reporting unit that is being evaluated. In determining fair value, we calculate value based on three separate methods: comparable publicly traded banks in the western states; comparable bank acquisitions in the western states; and, the discounted present value of management’s estimates of future cash flows. Critical assumptions that are used as part of these calculations include:

•                  Selection of comparable publicly traded companies, based on location, size and business composition;

•                  Selection of comparable bank acquisition transactions, based on location, size, business composition and date of the transaction;

•                  The discount rate applied to future earnings, based on an estimate of the cost of capital;

•                  The potential future earnings of the reporting unit;

•                  The relative weight given to the valuations derived by the three methods described.

If step 1 indicates a potential impairment of a reporting unit, step 2 requires us to estimate the “implied fair value” of the reporting unit. This process estimates the fair value of the unit’s individual assets and liabilities in the same manner as if a purchase of the reporting unit were taking place. To do this we must determine the fair value of the assets, liabilities and identifiable intangible assets of the reporting unit based upon the best available information. If the value of goodwill calculated in step 2 is less that the carrying amount of goodwill for the reporting unit, an impairment is indicated and the carrying value of goodwill is written down to the calculated value.

Since estimates are an integral part of the impairment computations, changes in these estimates could have a significant impact on any calculated impairment amount. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, changes in discount rates and changes in industry or market sector conditions.

For the six months ended June 30, 2004, no events have taken place, which in our judgment would require us to make an interim evaluation of goodwill for potential impairment. The two planned branch sales that Vectra Bank Colorado closed in the first seven months of 2004 were anticipated and included in the impairment tests that we performed in 2003. We will be performing our annual test of goodwill impairment as of October 1, 2004, after which we will disclose the results of our findings, including the details of the related assumptions and estimates along with any other pertinent information, as required.

Accounting for Derivatives

While we do not participate in speculative derivatives trading, we consider it prudent to use certain derivative instruments to add stability to the Company’s interest income and expense, to modify the duration of specific assets and liabilities, and to manage the Company’s exposure to interest rate movements. Our interest rate risk management strategy involves modifying the repricing characteristics of certain assets and liabilities such that changes in interest rates do not significantly adversely affect the Company’s net interest margin and cash flows.

ZIONS BANCORPORATION AND SUBSIDIARIES

Also, beginning in the first half of 2004, the Company initiated a program to provide derivative financial instruments to certain customers, acting as an intermediary in the transaction. All of these customer derivatives are immediately hedged upon issuance such that the Company has no net exposure resulting from the transaction.

All derivative instruments are carried on the balance sheet at fair value. As of June 30, 2004, the recorded amounts of derivative assets and liabilities were $26.4 million and $31.9 million, respectively. Since there are no market value quotes for the Company’s derivative instruments, we must estimate their fair values. Generally this estimate is made by a third party using a methodology that is currently standard in the marketplace that nets the discounted future cash receipts and cash payments. These future net cash flows, however, are susceptible to change due primarily to changes in interest rates. As a result, the estimated values of these derivatives will typically change over time as cash is received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on our estimated valuations. However, based on the nature and limited purposes of the derivatives that the Company employs, fluctuations in interest rates have only a modest effect on its results of operations.

In addition to making the valuation estimates, we also face the risk that certain derivative instruments that have been designated as hedges and currently meet the strict hedge accounting requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, may not qualify in the future as “highly effective”, as defined by the Statement. Further, new interpretations and guidance related to SFAS 133 continue to be issued and we cannot predict the possible impact that they will have on our use of derivative instruments in the future.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market risks are among the most significant risks regularly undertaken by the Company, and they are closely monitored as previously discussed. A discussion regarding the Company’s management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material effect on its consolidated financial position, operations, or liquidity.

ITEM 2.	CHANGES IN SECURITIES, AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Share Repurchases

The following table summarizes the Company’s share repurchases for the second quarter of 2004.

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (2)

April	299,498	$56.82	274,519	$9,402,315
May	165,341	57.53	163,529	225
June	951	61.39	–	50,000,000
Second Quarter	465,790	57.08	438,048

(1) Includes mature shares tendered for exercise of stock options.

(2) On June 14, 2004, the Board authorized $50 million for share repurchases, superseding all previous authorizations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)              The annual meeting of shareholders of the Registrant was held on April 30, 2004. The total number of shares eligible for voting was 89,683,386.

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

Jerry C. Atkin	R. D. Cash	Patricia Frobes
Richard H. Madsen	Stephen D. Quinn	Harris H. Simmons
Shelly Thomas Williams

ZIONS BANCORPORATION AND SUBSIDIARIES

c)              The matters voted upon and the results were as follows:

1)              Nomination and Election of Directors (Proposal 1):

	For	Withhold Authority
Roger B. Porter	69,483,647	4,245,899

L. E. Simmons	72,457,624	1,272,977

Steven C. Wheelwright	72,714,291	985,310

2)              Ratification of Appointment of Ernst & Young LLP as the Company’s Independent Auditors for fiscal 2004 (Proposal 2):

For	Against	Abstain
70,643,361	2,633,022	528,428

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

*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Restated Bylaws of Zions Bancorporation dated January 19, 2001, incorporated by reference to Exhibit 3.4 of Form S-4 filed February 5, 2001.	*

10.1	Amended and Restated Zions Bancorporation Key Employee Incentive Stock Option Plan (filed herewith).

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

* Incorporated by reference

b)                         Reports on Form 8-K

Zions Bancorporation filed the following reports on Form 8-K during the quarter ended June 30, 2004:

Form 8-K filed on April 20, 2004 (Items 7 and 12) – Copy of Press Release issued April 20, 2004 announcing 2004 first quarter earnings.

Form 8-K filed on May 7, 2004 (Items 7 and 9) – Copy of Press Release issued April 30, 2004 announcing the Board of Directors’ authorization of a $0.32 dividend payable May 26, 2004 to shareholders of record on May 12, 2004; and, Copy of Press Release issued May 3, 2004 announcing the election of Steven C. Wheelwright to the Registrant’s Board of Directors.

Form 8-K filed on May 7, 2004 (Item 7) – Filing exhibits to its Registration Statement on Form S-3, which was filed on August 7, 2003.

Form 8-K filed on May 17, 2004 (Items 7 and 9) – Copy of Press Release issued May 17, 2004 announcing Fiserv and NetDeposit (a wholly-owned subsidiary of Zions Bancorporation) pursuing agreement on Check 21-related solutions.

Form 8-K filed on June 14, 2004 (Items 7 and 9) – Copy of Press Release issued June 14, 2004 announcing Board of Directors’ authorization of the repurchase of $50 million of company stock, superseding all previous buyback authorizations.

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

Date: August 9, 2004