Form 10-Q
period 2004-09-30
ZIONS BANCORPORATION /UT/
filed 2004-11-09
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at November 1, 2004	89,662,981 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2004	December 31, 2003	September 30, 2003
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,066,516	$1,119,351	$1,168,611
Money market investments:
Interest-bearing deposits	2,893	884	618
Federal funds sold	106,957	54,850	9,349
Security resell agreements	698,569	512,960	479,465
Investment securities:
Held to maturity, at cost (approximate market value $640,462, $0 and $0)	639,372	—	—
Available for sale, at market	3,986,046	4,437,793	3,946,261
Trading account, at market (includes $120,825, $211,943 and $108,772 transferred as collateral under repurchase agreements)	433,273	380,224	393,695

	5,058,691	4,818,017	4,339,956
Loans:
Loans held for sale	151,199	176,886	216,026
Loans, leases and other receivables	21,459,920	19,839,755	19,313,092

	21,611,119	20,016,641	19,529,118
Less:
Unearned income and fees, net of related costs	104,076	96,280	95,017
Allowance for loan losses	269,413	268,506	281,311

Net loans	21,237,630	19,651,855	19,152,790
Other noninterest bearing investments	666,214	584,377	573,726
Premises and equipment, net	404,226	407,825	403,090
Goodwill	642,645	654,152	654,161
Core deposit and other intangibles	57,665	68,747	72,265
Other real estate owned	14,222	18,596	27,424
Other assets	774,812	666,624	722,733

	$30,731,040	$28,558,238	$27,604,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$6,656,856	$5,882,929	$5,726,664
Interest-bearing:
Savings and money market	13,446,840	12,044,499	12,065,766
Time under $100,000	1,388,649	1,507,628	1,553,127
Time $100,000 and over	1,281,280	1,227,113	1,327,629
Foreign	391,506	234,526	200,938

	23,165,131	20,896,695	20,874,124

Securities sold, not yet purchased	376,150	263,379	262,439
Federal funds purchased	1,069,430	1,370,619	904,839
Security repurchase agreements	723,000	841,170	690,910
Other liabilities	539,694	442,020	474,665
Commercial paper	168,344	126,144	109,771
Federal Home Loan Bank advances and other borrowings:
One year or less	18,106	215,354	15,790
Over one year	228,733	231,440	233,027
Long-term debt	1,693,710	1,611,618	1,532,436

Total liabilities	27,982,298	25,998,439	25,098,001

Minority interest	24,481	19,776	20,216

Shareholders’ equity:
Capital stock:
Preferred stock, without par value; authorized 3,000,000 shares; issued and outstanding, none	—	—	—
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 89,638,753, 89,840,638 and 89,864,022 shares	965,166	985,904	991,866
Retained earnings	1,753,934	1,538,677	1,470,063
Accumulated other comprehensive income	9,240	19,041	27,028
Shares held in trust for deferred compensation, at cost	(4,079)	(3,599)	(2,986)

Total shareholders’ equity	2,724,261	2,540,023	2,485,971

	$30,731,040	$28,558,238	$27,604,188

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$315,590	$293,997	$906,405	$889,212
Interest on loans held for sale	932	2,005	3,595	6,735
Lease financing	4,213	5,512	12,652	14,525
Interest on money market investments	4,994	2,762	11,529	10,310
Interest on securities:
Held to maturity—taxable	1,765	—	3,724	—
Held to maturity—nontaxable	6,000	—	12,770	—
Available for sale—taxable	39,784	31,669	114,822	91,592
Available for sale—nontaxable	897	7,167	8,197	21,919
Trading account	8,884	6,280	23,227	18,035

Total interest income	383,059	349,392	1,096,921	1,052,328

Interest expense:
Interest on savings and money market deposits	33,048	24,926	85,988	86,086
Interest on time and foreign deposits	15,692	16,896	43,825	56,630
Interest on borrowed funds	39,541	30,491	105,902	92,372

Total interest expense	88,281	72,313	235,715	235,088

Net interest income	294,778	277,079	861,206	817,240
Provision for loan losses	9,363	18,260	30,908	53,960

Net interest income after provision for loan losses	285,415	258,819	830,298	763,280

Noninterest income:
Service charges and fees on deposit accounts	33,486	33,747	99,660	97,266
Loan sales and servicing income	21,633	25,575	60,504	67,737
Other service charges, commissions and fees	23,474	22,098	68,903	63,736
Trust and investment management income	3,718	5,082	12,590	15,541
Income from securities conduit	9,104	7,345	26,682	21,276
Dividends and other investment income	7,157	7,008	23,797	20,836
Market making, trading and nonhedge derivative income	2,454	7,279	14,650	24,972
Equity securities gains (losses), net	4,277	77,425	(5,056)	65,061
Fixed income securities gains (losses), net	307	(900)	2,444	(546)
Other	3,883	5,517	18,648	11,463

Total noninterest income	109,493	190,176	322,822	387,342

Noninterest expense:
Salaries and employee benefits	133,609	122,550	393,241	368,838
Occupancy, net	18,734	19,488	55,205	52,999
Furniture and equipment	16,612	16,612	49,328	48,296
Legal and professional services	6,568	6,944	23,675	17,977
Postage and supplies	6,290	6,351	19,247	19,662
Advertising	4,789	4,188	14,817	13,109
Debt extinguishment cost	—	24,210	—	24,210
Impairment losses on long-lived assets	—	1,620	712	2,534
Restructuring charges	370	766	436	1,872
Amortization of core deposit and other intangibles	3,682	3,568	10,686	10,671
Provision for unfunded lending commitments	932	—	(185)	—
Other	41,227	39,209	117,965	115,727

Total noninterest expense	232,813	245,506	685,127	675,895

Impairment loss on goodwill	602	75,628	602	75,628

Income from continuing operations before income taxes and minority interest	161,493	127,861	467,391	399,099
Income taxes	58,140	66,511	167,485	161,861
Minority interest	858	(2,849)	(1,100)	(6,745)

Income from continuing operations	102,495	64,199	301,006	243,983

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Discontinued operations:
Loss from operations of discontinued subsidiaries	$—	$(1,051)	$—	$(466)
Loss on sale	—	(2,407)	—	(2,407)
Income tax benefit	—	(1,343)	—	(1,103)

Loss on discontinued operations	—	(2,115)	—	(1,770)

Net income	$102,495	$62,084	$301,006	$242,213

Weighted average shares outstanding during the period:
Basic shares	89,617	89,754	89,643	90,094
Diluted shares	90,957	90,811	90,820	90,621

Net income per common share:
Basic:
Income from continuing operations	$1.14	$0.72	$3.36	$2.71
Loss on discontinued operations	—	(0.03)	—	(0.02)

Net income	$1.14	$0.69	$3.36	$2.69

Diluted:
Income from continuing operations	$1.13	$0.71	$3.31	$2.69
Loss on discontinued operations	—	(0.03)	—	(0.02)

Net income	$1.13	$0.68	$3.31	$2.67

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended September 30, 2004
			Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Investments, Retained Interests and Other	Net Unrealized Gains (Losses) on Derivative Instruments	Minimum Pension Liability	Subtotal	Shares Held in Trust for Deferred Compensation	Total Shareholders’ Equity
Balance, December 31, 2003	$985,904	$1,538,677	$24,015	$10,716	$(15,690)	$19,041	$(3,599)	$2,540,023
Comprehensive income:
Net income for the period		301,006						301,006
Other comprehensive income, net of tax:
Net realized and unrealized holding gains during the period, net of income tax expense of $438			473			473
Reclassification for net realized gains recorded in operations, net of income tax expense of $1,218			(1,967)			(1,967)
Net unrealized losses on derivative instruments, net of reclassification to operations of $35,040 and income tax benefit of $5,093				(8,307)		(8,307)

Other comprehensive loss			(1,494)	(8,307)	—	(9,801)		(9,801)

Total comprehensive income								291,205
Stock redeemed and retired	(79,881)							(79,881)
Stock options exercised, net of shares tendered and retired	59,143							59,143
Cash dividends—common, $.94 per share		(85,749)						(85,749)
Cost of shares held in trust for deferred compensation							(480)	(480)

Balance, September 30, 2004	$965,166	$1,753,934	$22,521	$2,409	$(15,690)	$9,240	$(4,079)	$2,724,261

	Nine Months Ended September 30, 2003
			Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Investments, Retained Interests and Other	Net Unrealized Gains (Losses) on Derivative Instruments	Minimum Pension Liability	Subtotal	Shares Held in Trust for Deferred Compensation	Total Shareholders’ Equity
Balance, December 31, 2002	$1,034,888	$1,292,741	$44,151	$25,420	$(23,357)	$46,214	$—	$2,373,843
Comprehensive income:
Net income for the period		242,213						242,213
Other comprehensive income, net of tax:
Net realized and unrealized holding losses during the period, net of income tax benefit of $1,366			(2,205)			(2,205)
Reclassification for net realized gains recorded in operations, net of income tax expense of $8,341			(13,465)			(13,465)
Net unrealized losses on derivative instruments, net of reclassification to operations of $30,941 and income tax benefit of $2,263				(3,516)		(3,516)

Other comprehensive loss			(15,670)	(3,516)	—	(19,186)		(19,186)

Total comprehensive income								223,027
Stock redeemed and retired	(75,730)							(75,730)
Stock options exercised, net of shares tendered and retired	32,708							32,708
Cash dividends—common, $.72 per share		(64,891)						(64,891)
Cost of shares held in trust for deferred compensation							(2,986)	(2,986)

Balance, September 30, 2003	$991,866	$1,470,063	$28,481	$21,904	$(23,357)	$27,028	$(2,986)	$2,485,971

Total comprehensive income for the three months ended September 30, 2004 and 2003 was $125,973 and $28,696, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 102,495	$62,084	$301,006	$242,213
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment losses on goodwill and long-lived assets	602	77,248	1,314	78,162
Debt extinguishment cost	—	24,210	—	24,210
Provision for loan losses	9,363	18,260	30,908	53,960
Depreciation of premises and equipment	15,274	16,087	44,747	44,573
Amortization	12,463	13,046	39,215	33,356
Gain (loss) allocated to minority interest	858	(2,849)	(1,100)	(6,745)
Equity securities losses (gains), net	(4,277)	(77,425)	5,056	(65,061)
Fixed income securities losses (gains), net	(307)	900	(2,444)	546
Net decrease (increase) in trading securities	168,310	(8,967)	102,268	(62,085)
Proceeds from sales of loans held for sale	219,443	162,317	431,718	500,715
Additions to loans held for sale	(197,235)	(126,295)	(368,497)	(411,492)
Net gains on sales of loans, leases and other assets	(14,618)	(27,993)	(42,705)	(52,229)
Net increase in cash surrender value of bank owned life insurance	(4,802)	(4,903)	(14,002)	(14,500)
Undistributed earnings of affiliates	(1,614)	(1,484)	(6,260)	(4,213)
Change in accrued income taxes	25,916	(59,145)	7,617	(86,261)
Change in accrued interest receivable	(1,178)	4,048	525	4,425
Change in other assets	201,330	65,024	110,442	(7,104)
Change in other liabilities	(111,760)	(26,265)	(111,776)	(22,511)
Change in accrued interest payable	4,906	42,001	8,170	38,758
Other, net	(1,803)	3,281	7,798	9,293

Net cash provided by operating activities	423,366	153,180	544,000	298,010

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	22,602	86,944	(3,163)	52,352
Proceeds from maturities of investment securities held to maturity	54,886	—	86,359	—
Purchases of investment securities held to maturity	(51,965)	—	(89,165)	—
Proceeds from sales of investment securities available for sale	413,207	623,971	2,689,399	4,222,477
Proceeds from maturities of investment securities available for sale	166,219	269,469	569,534	913,277
Purchases of investment securities available for sale	(772,797)	(1,023,196)	(3,447,038)	(5,788,425)
Proceeds from sales of loans and leases	684,773	730,441	912,946	994,821
Net increase in loans and leases	(822,215)	(772,520)	(2,713,987)	(1,521,188)
Proceeds from sales of other noninterest bearing investments	1,940	109,951	1,940	109,951
Net decrease (increase) in other noninterest bearing investments	(14,424)	(7,329)	(40,584)	6,928
Proceeds from sales of premises and equipment	1,380	672	8,893	1,859
Purchases of premises and equipment	(20,818)	(18,177)	(49,649)	(61,371)
Proceeds from sales of other assets	2,085	10,113	11,207	36,675
Net cash received from acquisitions	—	—	1,076	—
Net cash paid for net liabilities on branches sold	(998)	—	(17,746)	—

Net cash provided by (used in) investing activities	(336,125)	10,339	(2,079,978)	(1,032,644)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$808,878	$248,378	$2,433,523	$741,062
Net change in short-term funds borrowed	(848,473)	(783,116)	(894,012)	(208,193)
Proceeds from FHLB advances and other borrowings over one year	—	3,141	—	3,141
Payments on FHLB advances and other borrowings over one year	(1,395)	(9,382)	(2,707)	(10,812)
Proceeds from issuance of long-term debt	—	570,465	300,000	743,395
Debt issuance costs	(116)	(4,159)	(1,804)	(4,159)
Payments on long-term debt	(65,001)	(197,527)	(240,004)	(313,757)
Debt extinguishment cost	—	(24,210)	—	(24,210)
Proceeds from issuance of common stock	14,351	22,394	53,777	30,103
Payments to redeem common stock	(25,000)	(19,272)	(79,881)	(75,730)
Dividends paid	(28,801)	(26,936)	(85,749)	(64,891)

Net cash provided by (used in) financing activities	(145,557)	(220,224)	1,483,143	815,949

Net increase (decrease) in cash and due from banks	(58,316)	(56,705)	(52,835)	81,315
Cash and due from banks at beginning of period	1,124,832	1,225,316	1,119,351	1,087,296

Cash and due from banks at end of period	$1,066,516	$1,168,611	$1,066,516	$1,168,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$79,437	$84,496	$221,125	$250,705
Income taxes	38,937	49,930	174,821	179,767
Loans transferred to other real estate owned	2,229	20,611	7,767	35,902

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2004

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

Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2003 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. OTHER RECENT ACCOUNTING PRONOUNCEMENT

In September 2004, the Financial Accounting Standards Board (“FASB”) delayed the effective date of the recognition and measurement guidance contained in paragraphs 10-20 of EITF Issue No. 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FASB is expected to provide this implementation guidance in December 2004. EITF 03-1 clarifies the accounting and provides additional disclosure guidance for securities whose market value has declined below cost or book value.

3. STOCK-BASED COMPENSATION

The following disclosures are required for interim financial statements by Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued by the FASB. SFAS 148 provides guidance to transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, to the fair value method of accounting under SFAS No. 123, Accounting for Stock-Based Compensation. We account for our stock-based compensation plans under APB 25 and have not recorded any compensation expense, as the exercise price of the stock options was equal to the quoted market price of the stock on the date of grant.

ZIONS BANCORPORATION AND SUBSIDIARIES

The impact on net income and net income per common share if we had applied the provisions of SFAS 123 to stock-based employee compensation was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$102,495	$62,084	$301,006	$242,213
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,152)	(3,738)	(8,836)	(13,385)

Pro forma net income	$99,343	$58,346	$292,170	$228,828

Net income per common share:
Basic—as reported	$1.14	$0.69	$3.36	$2.69
Basic—pro forma	1.11	0.65	3.26	2.54

Diluted—as reported	1.13	0.68	3.31	2.67
Diluted—pro forma	1.09	0.64	3.22	2.53

In October 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment, a proposed revision of SFAS 123, would become effective for public companies for interim or annual periods beginning after June 15, 2005. SFAS 123R utilizes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions. Generally, this approach is similar to that of SFAS 123. However, SFAS 123R would require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income for all awards that vest based on their fair values.

4.    GUARANTEES

The following are guarantees issued by the Company (in thousands):

	September 30, 2004	December 31, 2003
Standby letters of credit:
Financial	$625,877	$424,976
Performance	114,634	118,255

	$740,511	$543,231

The Company’s Annual Report on Form 10-K for the year ended December 31, 2003 contains further information on the nature of these letters of credit along with their terms and collateral requirements.

At September 30, 2004, the Parent has guaranteed approximately $580.3 million of debt issued by a subsidiary and by affiliated trusts issuing trust preferred securities. The trusts and related trust preferred securities are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Zions First National Bank (“ZFNB”) provides a liquidity facility (“Liquidity Facility”) for a fee to Lockhart Funding, LLC (“Lockhart”), a qualifying special-purpose entity securities conduit. Lockhart purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. ZFNB also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility contract, ZFNB is required to purchase securities from Lockhart to

ZIONS BANCORPORATION AND SUBSIDIARIES

provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Pursuant to the governing documents, including the liquidity agreement, if any security in Lockhart is downgraded below AA-, ZFNB may 1) place its letter of credit on the security, or 2) obtain credit enhancement from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of ZFNB is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility commitment. At September 30, 2004, the book value of Lockhart’s securities portfolio was $5.1 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under the Liquidity Facility at September 30, 2004.

The FASB has issued an Exposure Draft, Qualifying Special-Purpose Entities and Isolation of Transferred Assets, which would amend SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This new guidance proposes to change the requirements that an entity must meet to be considered a qualifying special-purpose entity. It is possible that Lockhart may need to be restructured to preserve its off-balance sheet status as a qualifying special-purpose entity.

5.    RETIREMENT PLANS

The following disclosures are required for interim financial statements by SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits (in thousands):

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost (credit)	$98	$(26)	$27	$30	$448	$477	$77	$89
Interest cost	2,073	2,116	39	120	6,323	6,320	289	359
Expected return on plan assets	(2,388)	(2,033)	—	—	(7,238)	(5,926)	—	—
Amortization of prior service cost	—	—	14	21	—	—	64	64
Amortization of net actuarial (gain) loss	235	567	(234)	(105)	885	1,751	(384)	(316)

Net periodic benefit cost (credit)	$18	$624	$(154)	$66	$418	$2,622	$46	$196

These disclosures include revisions made to the annual estimate of net periodic benefit cost by the Company’s actuary in the third quarter of 2004.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, we expected to contribute $700 thousand in 2004 to fund our postretirement medical plan. In the third quarter of 2004, the actuary revised the estimate of this contribution to $679 thousand. For the nine months ended September 30, 2004, we contributed $549 thousand of this revised amount and expect to contribute the remaining portion during the rest of 2004. We did not expect to contribute to the pension plan in 2004 and have not done so for the nine months ended September 30, 2004.

6.    DEBT FINANCING

On August 5, 2004, under provisions of the borrowing agreements, we redeemed at par all of the $65 million of the medium-term notes that were due on August 5, 2005.

ZIONS BANCORPORATION AND SUBSIDIARIES

7. GOODWILL AND RESTRUCTURING

The impairment loss on goodwill of $602 thousand in the third quarter of 2004 relates to the restructuring of Zions Bank International Ltd. (formerly Van der Moolen UK Ltd., or “VDM”), because of disappointing operating performance. VDM is an odd-lot electronic bond trading operation based in London, England. We had acquired VDM in April 2004 and had recorded goodwill of $1.2 million. The impairment amount was determined based on an income approach using a projected discounted cash flow analysis.

Restructuring charges of $370 thousand in the third quarter of 2004 primarily related to severance costs for VDM employees and resulted from, among other things, the termination of the Euro-denominated bond trading operation, the relocation of the U.S. dollar-denominated bond trading operation to our existing U.S. operations, and certain personnel reductions. Impairment of other intangibles of $160 thousand for VDM was also recognized in the third quarter of 2004. We currently estimate that an additional $2.3 million of restructuring charges will be recognized over the next two quarters for the VDM reorganization.

The impairment loss on goodwill of $75.6 million in the third quarter of 2003 related to the restructuring of Vectra Bank Colorado. The sale of certain of Vectra’s branches removed approximately $12.1 million of goodwill from the Company’s balance sheet during the nine months ended September 30, 2004.

8. OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. All segments presented, except for the segment defined as “Other,” are based on commercial banking operations. Zions First National Bank (“ZFNB”) operates 110 branches in Utah and 22 in Idaho. California Bank & Trust (“CB&T”) operates 91 branches in California. Nevada State Bank (“NSB”) operates 68 branches in Nevada. National Bank of Arizona (“NBA”) operates 53 branches in Arizona. Vectra Bank Colorado (“Vectra”) operates 39 branches in Colorado and one branch in New Mexico. The Commerce Bank of Washington (“Commerce”) operates one branch in the state of Washington. The operating segment identified as “Other” includes the parent company, certain e-commerce subsidiaries, other smaller nonbank operating units, and eliminations of transactions between segments.

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

Beginning January 1, 2003 after discussions with management and bank regulators, the allocation methodology was changed. New interest rate swaps were recorded directly by the banking subsidiaries and the allocation methodology was changed to include a review of the banking subsidiary’s earnings sensitivity to interest rate changes. These changes, along with interest rate increases that reduced the income derived from the allocated hedges, have had the effect of reducing the amount of ZFNB hedge income allocated to the other banking subsidiaries. For 2003, the amount of hedge income allocated declined to $26 million compared to $47 million in 2002. In the following tables presenting operating segment information for the three and nine months ended September 30, 2004 and 2003, the hedge income allocated to participating banking subsidiaries and the hedge income recognized directly by these banking subsidiaries are presented as separate line items.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended September 30, 2004 and 2003:

(In millions)	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona
	2004	2003	2004	2003	2004	2003	2004	2003
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$87.6	$84.8	$100.7	$94.0	$35.8	$31.6	$35.4	$30.4
Hedge income recorded directly at subsidiary	3.6	7.6	3.5	1.5	0.4	0.2	0.1	0.8
Allocated hedge income	(2.9)	(6.5)	—	—	0.3	0.6	0.8	1.7

Net interest income	88.3	85.9	104.2	95.5	36.5	32.4	36.3	32.9
Provision for loan losses	4.1	11.0	3.0	3.9	1.1	1.6	1.0	—

Net interest income after provision for loan losses	84.2	74.9	101.2	91.6	35.4	30.8	35.3	32.9
Noninterest income	65.7	64.3	19.8	20.5	8.3	8.0	5.2	5.1
Noninterest expense	91.6	83.2	57.9	56.1	23.5	21.8	21.0	19.3
Impairment loss on goodwill	0.6	—	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes and minority interest	57.7	56.0	63.1	56.0	20.2	17.0	19.5	18.7
Income tax expense (benefit)	20.4	18.0	25.2	22.4	6.9	5.8	7.9	7.5
Minority interest	—	(0.2)	—	—	—	—	—	—

Income (loss) from continuing operations	37.3	38.2	37.9	33.6	13.3	11.2	11.6	11.2
Loss on discontinued operations	—	—	—	—	—	—	—	—

Net income (loss)	$37.3	$38.2	$37.9	$33.6	$13.3	$11.2	$11.6	$11.2

AVERAGE BALANCE SHEET DATA
Assets	$12,249	$11,566	$9,710	$8,844	$3,248	$2,861	$3,396	$2,943
Net loans and leases	7,212	6,926	6,808	6,143	2,456	2,045	2,769	2,170
Deposits	7,822	6,994	8,186	7,391	2,877	2,522	2,974	2,518
Shareholder’s equity	733	713	1,016	971	213	182	247	230

(In millions)	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company
	2004	2003	2004	2003	2004	2003	2004	2003
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$19.5	$21.5	$5.7	$4.8	$(0.4)	$(1.7)	$284.3	$265.4
Hedge income recorded directly at subsidiary	1.6	1.2	0.4	0.4	0.9	—	10.5	11.7
Allocated hedge income	1.3	3.1	0.5	1.1	—	—	—	—

Net interest income	22.4	25.8	6.6	6.3	0.5	(1.7)	294.8	277.1
Provision for loan losses	—	1.3	0.3	0.5	(0.1)	—	9.4	18.3

Net interest income after provision for loan losses	22.4	24.5	6.3	5.8	0.6	(1.7)	285.4	258.8
Noninterest income	7.7	10.0	0.3	0.3	2.5	82.0	109.5	190.2
Noninterest expense	22.7	27.1	2.7	2.5	13.4	35.5	232.8	245.5
Impairment loss on goodwill	—	75.6	—	—	—	—	0.6	75.6

Income (loss) from continuing operations before income taxes and minority interest	7.4	(68.2)	3.9	3.6	(10.3)	44.8	161.5	127.9
Income tax expense (benefit)	2.7	7.3	1.2	1.2	(6.1)	4.3	58.2	66.5
Minority interest	—	—	—	—	0.8	(2.6)	0.8	(2.8)

Income (loss) from continuing operations	4.7	(75.5)	2.7	2.4	(5.0)	43.1	102.5	64.2
Loss on discontinued operations	—	—	—	—	—	(2.1)	—	(2.1)

Net income (loss)	$4.7	$(75.5)	$2.7	$2.4	$(5.0)	$41.0	$102.5	$62.1

AVERAGE BALANCE SHEET DATA
Assets	$2,348	$2,701	$700	$674	$(282)	$(892)	$31,369	$28,697
Net loans and leases	1,520	1,853	341	323	114	118	21,220	19,578
Deposits	1,628	1,846	443	478	(1,200)	(1,324)	22,730	20,425
Shareholder’s equity	344	450	47	50	77	(106)	2,677	2,490

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the nine months ended September 30, 2004 and 2003:

(In millions)	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona
	2004	2003	2004	2003	2004	2003	2004	2003
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$259.2	$250.8	$290.9	$284.6	$101.7	$90.9	$99.1	$87.9
Hedge income recorded directly at subsidiary	15.6	23.6	11.1	1.8	1.2	0.4	0.3	1.7
Allocated hedge income	(13.5)	(20.1)	—	—	1.4	2.0	3.5	5.2

Net interest income	261.3	254.3	302.0	286.4	104.3	93.3	102.9	94.8
Provision for loan losses	15.8	34.5	6.0	10.2	3.8	4.7	3.0	—

Net interest income after provision for loan losses	245.5	219.8	296.0	276.2	100.5	88.6	99.9	94.8
Noninterest income	195.1	170.7	58.7	58.2	23.9	24.2	16.7	16.8
Noninterest expense	258.8	236.7	174.2	171.4	70.3	64.1	62.6	58.3
Impairment loss on goodwill	0.6	—	—	—	—	—	—	—

Income (loss) from continuing operations before income taxes and minority interest	181.2	153.8	180.5	163.0	54.1	48.7	54.0	53.3
Income tax expense (benefit)	62.0	48.7	72.5	65.2	18.6	16.6	21.6	21.2
Minority interest	(0.3)	(0.5)	—	—	—	—	—	—

Income (loss) from continuing operations	119.5	105.6	108.0	97.8	35.5	32.1	32.4	32.1
Loss on discontinued operations	—	—	—	—	—	—	—	—

Net income (loss)	$119.5	$105.6	$108.0	$97.8	$35.5	$32.1	$32.4	$32.1

AVERAGE BALANCE SHEET DATA
Assets	$12,247	$11,407	$9,540	$8,750	$3,123	$2,800	$3,171	$2,868
Net loans and leases	7,141	6,804	6,666	6,100	2,321	1,958	2,583	2,076
Deposits	7,509	6,923	7,881	7,155	2,750	2,463	2,747	2,439
Shareholder’s equity	737	693	996	983	205	176	243	230

(In millions)	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company
	2004	2003	2004	2003	2004	2003	2004	2003
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$59.0	$63.8	$16.7	$14.2	$(0.4)	$(5.8)	$826.2	$786.4
Hedge income recorded directly at subsidiary	4.6	2.6	1.3	0.8	0.9	—	35.0	30.9
Allocated hedge income	6.3	9.5	2.3	3.4	—	—	—	—

Net interest income	69.9	75.9	20.3	18.4	0.5	(5.8)	861.2	817.3
Provision for loan losses	1.6	4.1	0.8	0.5	(0.1)	—	30.9	54.0

Net interest income after provision for loan losses	68.3	71.8	19.5	17.9	0.6	(5.8)	830.3	763.3
Noninterest income	22.5	29.7	1.2	1.2	4.7	86.5	322.8	387.3
Noninterest expense	69.0	77.5	8.4	8.2	41.8	59.7	685.1	675.9
Impairment loss on goodwill	—	75.6	—	—	—	—	0.6	75.6

Income (loss) from continuing operations before income taxes and minority interest	21.8	(51.6)	12.3	10.9	(36.5)	21.0	467.4	399.1
Income tax expense (benefit)	7.9	13.2	4.0	3.8	(19.1)	(6.9)	167.5	161.8
Minority interest	—	—	—	—	(0.8)	(6.2)	(1.1)	(6.7)

Income (loss) from continuing operations	13.9	(64.8)	8.3	7.1	(16.6)	34.1	301.0	244.0
Loss on discontinued operations	—	—	—	—	—	(1.8)	—	(1.8)

Net income (loss)	$13.9	$(64.8)	$8.3	$7.1	$(16.6)	$32.3	$301.0	$242.2

AVERAGE BALANCE SHEET DATA
Assets	$2,425	$2,729	$704	$644	$(464)	$(1,183)	$30,746	$28,015
Net loans and leases	1,607	1,859	337	321	116	134	20,771	19,252
Deposits	1,674	1,877	441	452	(1,247)	(1,234)	21,755	20,075
Shareholder’s equity	360	446	49	48	35	(125)	2,625	2,451

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

(In thousands, except per share and ratio data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
EARNINGS
Taxable-equivalent net interest income	$300,047	$282,776	6.11%	$877,291	$834,550	5.12%
Taxable-equivalent revenue	409,540	472,952	(13.41)%	1,200,113	1,221,892	(1.78)%
Net interest income	294,778	277,079	6.39%	861,206	817,240	5.38%
Noninterest income	109,493	190,176	(42.43)%	322,822	387,342	(16.66)%
Provision for loan losses	9,363	18,260	(48.72)%	30,908	53,960	(42.72)%
Noninterest expense	232,813	245,506	(5.17)%	685,127	675,895	1.37%
Impairment loss on goodwill	602	75,628	(99.20)%	602	75,628	(99.20)%
Income before income taxes and minority interest	161,493	127,861	26.30%	467,391	399,099	17.11%
Income taxes	58,140	66,511	(12.59)%	167,485	161,861	3.47%
Minority interest	858	(2,849)	(130.12)%	(1,100)	(6,745)	(83.69)%
Income from continuing operations	102,495	64,199	59.65%	301,006	243,983	23.37%
Loss on discontinued operations	—	(2,115)	(100.00)%	—	(1,770)	(100.00)%
Net income	102,495	62,084	65.09%	301,006	242,213	24.27%

PER COMMON SHARE
Net income (diluted)	1.13	0.68	66.18%	3.31	2.67	23.97%
Income from continuing operations (diluted)	1.13	0.71	59.15%	3.31	2.69	23.05%
Loss on discontinued operations (diluted)	—	(0.03)	(100.00)%	—	(0.02)	(100.00)%
Dividends	0.32	0.30	6.67%	0.94	0.72	30.56%
Book value				30.39	27.66	9.87%

SELECTED RATIOS
Return on average assets	1.30%	0.86%		1.31%	1.16%
Return on average common equity	15.23%	9.89%		15.32%	13.21%
Efficiency ratio	56.85%	52.08%		57.09%	55.42%
Net interest margin	4.25%	4.39%		4.26%	4.48%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

(In thousands, except share and ratio data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	% Change	2004	2003	% Change
AVERAGE BALANCES
Total assets	$31,368,578	$28,696,504	9.31%	$30,746,329	$28,015,477	9.75%
Securities	5,232,188	4,644,337	12.66%	5,181,732	4,308,192	20.28%
Net loans and leases	21,220,481	19,577,780	8.39%	20,770,913	19,252,293	7.89%
Goodwill	645,462	729,149	(11.48)%	649,751	729,769	(10.96)%
Core deposit and other intangibles	62,923	76,457	(17.70)%	66,622	79,148	(15.83)%
Total deposits	22,729,540	20,425,204	11.28%	21,754,978	20,074,737	8.37%
Core deposits (1)	21,463,026	19,129,253	12.20%	20,521,173	18,775,337	9.30%
Minority interest	23,791	20,930	13.67%	22,456	22,293	0.73%
Shareholders’ equity	2,677,404	2,489,613	7.54%	2,625,039	2,450,617	7.12%

Weighted average common and common- equivalent shares outstanding	90,956,674	90,810,743	0.16%	90,819,586	90,621,048	0.22%

AT PERIOD END
Total assets				$30,731,040	$27,604,188	11.33%
Securities				5,058,691	4,339,956	16.56%
Net loans and leases				21,507,043	19,434,101	10.67%
Sold loans being serviced (2)				3,152,924	2,894,638	8.92%
Allowance for loan losses				269,413	281,311	(4.23)%
Allowance for unfunded lending commitments				12,030	—	—
Goodwill				642,645	654,161	(1.76)%
Core deposit and other intangibles				57,665	72,265	(20.20)%
Total deposits				23,165,131	20,874,124	10.98%
Core deposits (1)				21,883,851	19,546,495	11.96%
Minority interest				24,481	20,216	21.10%
Shareholders’ equity				2,724,261	2,485,971	9.59%

Common shares outstanding				89,638,753	89,864,022	(0.25)%

Average equity to average assets	8.54%	8.68%		8.54%	8.75%
Common dividend payout	28.10%	43.39%		28.49%	26.79%
Tangible common equity ratio				6.74%	6.55%
Nonperforming assets				91,105	109,566	(16.85)%
Loans past due 90 days or more				18,182	36,752	(50.53)%
Nonperforming assets to net loans and leases and other real estate owned				0.42%	0.56%

(1)	Amount consists of total deposits excluding time deposits $100,000 and over.

(2)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

FORWARD-LOOKING INFORMATION

Statements in Management’s Discussion and Analysis that are based on other than historical data are forward-looking, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

•	the Company’s ability to successfully execute its business plans;

•	changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events;

•	changes in financial market conditions, either nationally or locally in areas in which the Company conducts its operations, including without limitation, reduced rates of business formation and growth and commercial real estate development;

•	fluctuations in the equity and fixed-income markets;

•	changes in interest rates;

•	acquisitions and integration of acquired businesses;

•	increases in the levels of losses, customer bankruptcies, claims and assessments;

•	changes in fiscal, monetary, regulatory, trade and tax policies and laws;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive product and pricing pressures among financial institutions;

•	inflation and deflation;

•	technological changes;

•	legislation or regulatory changes which adversely affect the Company’s operations or business; and

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies.

The Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

ZIONS BANCORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “Zions,” “the Company,” “we,” “our”) reported net income of $102.5 million or $1.13 per diluted share compared with $62.1 million or $0.68 per diluted share for the third quarter of 2003. The annualized return on average assets was 1.30% in the third quarter of 2004 compared to 0.86% in the third quarter of 2003. For the same comparative periods, the annualized return on average common equity was 15.23% compared to 9.89%. The efficiency ratio, which is defined as the percentage of noninterest expenses to taxable-equivalent revenue, was 56.8% compared to 52.1% for the third quarter of 2003.

Results of operations and the performance ratios for the third quarter of 2003 include the impact of several key strategic actions undertaken by management, which reduced net income for both the three and nine months ended September 30, 2003 by $33.3 million or $0.37 per diluted share. These actions are discussed in more detail in the subsequent sections of this document.

Net income for the first nine months of 2004 was $301.0 million or $3.31 per diluted share compared to $242.2 million or $2.67 per diluted share for the first nine months of 2003. For the first nine months of 2004, the annualized return on average assets was 1.31% compared to 1.16% for the same period of 2003. For the same comparative periods, the annualized return on average common equity was 15.32% compared to 13.21%. The efficiency ratio for the first nine months was 57.1% compared to 55.4% for 2003.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the third quarter of 2004 increased 6.1% to $300.0 million compared with $282.8 million for the comparable period of 2003. The increase reflects growth in both loans and deposits partially offset by the effect of a lower net interest margin. When we discuss net interest income on a taxable-equivalent basis, we have adjusted net interest income such that any income that is exempt from income taxes is “grossed-up” to become comparable to the income that is taxable. We believe that presenting net interest income on a taxable-equivalent basis provides a better comparability of income received from both taxable and tax-exempt sources. In addition, such presentation is consistent with industry practice. The taxable-equivalent adjustments to net interest income for the third quarters of 2004 and 2003 were $5.3 million and $5.7 million, respectively. The incremental tax rate used for calculating all taxable-equivalent adjustments is 35% for all periods presented.

For the first nine months of 2004, net interest income on a fully taxable-equivalent basis was $877.3 million, an increase of 5.1% compared to $834.6 million in 2003. The taxable equivalent adjustments for these same periods were $16.1 million and $17.3 million, respectively.

The Company’s net interest margin was 4.25% for the third quarter of 2004 compared to 4.20% for the second quarter of 2004; the third quarter of 2003 was 4.39%. Since the second quarter of 2003, the margin had been declining as a result of a challenging interest rate environment that had impacted most of the financial services industry. The increase in margin for the third quarter of 2004 compared to the second quarter of 2004 reflects the benefits of increases in noninterest bearing demand deposits and increased spreads earned on those deposits due to increases in short-term interest rates, coupled with our ongoing efforts to effectively manage the Company’s mix of assets, liabilities and hedges.

The yield on average earning assets during the third quarter of 2004 was unchanged compared to the same period in 2003. The average rate paid this quarter on interest-bearing funds increased 20 basis points from the third quarter of 2003. The spread on average interest-bearing funds for the third quarter of 2004 was

ZIONS BANCORPORATION AND SUBSIDIARIES

3.89%, down from 4.09% for the third quarter of 2003. Comparing the first nine months of 2004 with 2003, the yield on average earning assets decreased 34 basis points, while the cost of interest-bearing funds decreased 10 basis points.

The Federal Reserve increased interest rates twice during the quarter for a combined 0.50% increase. These increases were each followed by a corresponding increase in the prime rate charged by most major banks, including Zions’ subsidiary banks. We believe that the market prices of debt securities continue to point toward the market’s expectations of additional increases in short-term interest rates. However, the size and timing of any such increases are uncertain at this time. The Company expects to continue its efforts to maintain a slightly “asset sensitive” position with regard to interest rate risk. However, its actual position is highly dependent upon changes in both short-term and long-term interest rates, as well as the actual actions of competitors and customers in response to those changes.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
(In thousands)	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate
ASSETS
Money market investments	$1,605,277	$4,994	1.24%	$1,346,129	$2,762	0.81%
Securities:
Held to maturity	640,207	10,996	6.83%	—	—
Available for sale	3,753,811	41,164	4.36%	3,896,893	42,696	4.35%
Trading account	838,170	8,884	4.22%	747,444	6,280	3.33%

Total securities	5,232,188	61,044	4.64%	4,644,337	48,976	4.18%

Loans:
Loans held for sale	124,000	932	2.99%	241,064	2,005	3.30%
Net loans and leases (2)	21,096,481	321,358	6.06%	19,336,716	301,346	6.18%

Total loans and leases	21,220,481	322,290	6.04%	19,577,780	303,351	6.15%

Total interest-earning assets	28,057,946	388,328	5.51%	25,568,246	355,089	5.51%

Cash and due from banks	1,038,432			949,064
Allowance for loan losses	(272,463)			(282,344)
Goodwill	645,462			729,149
Core deposit and other intangibles	62,923			76,457
Other assets	1,836,278			1,655,932

Total assets	$31,368,578			$28,696,504

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$3,379,890	5,359	0.63%	$3,076,281	4,530	0.58%
Money market super NOW	9,821,968	27,689	1.12%	8,827,152	20,396	0.92%
Time under $100,000	1,407,490	6,773	1.91%	1,611,590	8,487	2.09%
Time $100,000 and over	1,266,514	7,557	2.37%	1,295,951	8,019	2.45%
Foreign	409,644	1,362	1.32%	190,459	390	0.81%

Total interest-bearing deposits	16,285,506	48,740	1.19%	15,001,433	41,822	1.11%

Borrowed funds:
Securities sold, not yet purchased	708,342	7,135	4.01%	558,334	5,312	3.77%
Federal funds purchased and security repurchase agreements	2,397,862	7,959	1.32%	2,756,338	6,143	0.88%
Commercial paper	191,767	756	1.57%	163,805	520	1.26%
FHLB advances and other borrowings:
One year or less	154,593	519	1.34%	249,497	753	1.20%
Over one year	229,703	2,928	5.07%	233,421	3,053	5.19%
Long-term debt	1,697,356	20,244	4.74%	1,267,504	14,710	4.60%

Total borrowed funds	5,379,623	39,541	2.92%	5,228,899	30,491	2.31%

Total interest-bearing liabilities	21,665,129	88,281	1.62%	20,230,332	72,313	1.42%

Noninterest-bearing deposits	6,444,034			5,423,771
Other liabilities	558,220			531,858

Total liabilities	28,667,383			26,185,961
Minority interest	23,791			20,930
Total shareholders’ equity	2,677,404			2,489,613

Total liabilities and shareholders’ equity	$31,368,578			$28,696,504

Spread on average interest-bearing funds			3.89%			4.09%
Taxable-equivalent net interest income and net yield on interest-earning assets		$300,047	4.25%		$282,776	4.39%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
(In thousands)	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate
ASSETS
Money market investments	$1,576,519	$11,529	0.98%	$1,365,026	$10,310	1.01%
Securities:
Held to maturity	453,902	23,370	6.88%	—	—
Available for sale	3,956,116	127,433	4.30%	3,609,406	125,314	4.64%
Trading account	771,714	23,227	4.02%	698,786	18,035	3.45%

Total securities	5,181,732	174,030	4.49%	4,308,192	143,349	4.45%

Loans:
Loans held for sale	157,452	3,595	3.05%	236,112	6,735	3.81%
Net loans and leases (2)	20,613,461	923,852	5.99%	19,016,181	909,244	6.39%

Total loans and leases	20,770,913	927,447	5.96%	19,252,293	915,979	6.36%

Total interest-earning assets	27,529,164	1,113,006	5.40%	24,925,511	1,069,638	5.74%

Cash and due from banks	1,000,655			934,852
Allowance for loan losses	(271,782)			(281,710)
Goodwill	649,751			729,769
Core deposit and other intangibles	66,622			79,148
Other assets	1,771,919			1,627,907

Total assets	$30,746,329			$28,015,477

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$3,338,766	15,398	0.62%	$2,926,942	14,379	0.66%
Money market super NOW	9,316,936	70,590	1.01%	8,871,269	71,707	1.08%
Time under $100,000	1,449,637	20,195	1.86%	1,679,640	29,469	2.35%
Time $100,000 and over	1,233,805	21,015	2.28%	1,299,400	25,981	2.67%
Foreign	317,667	2,615	1.10%	168,997	1,180	0.93%

Total interest-bearing deposits	15,656,811	129,813	1.11%	14,946,248	142,716	1.28%

Borrowed funds:
Securities sold, not yet purchased	659,441	19,152	3.88%	531,914	15,070	3.79%
Federal funds purchased and security repurchase agreements	2,750,202	21,375	1.04%	2,638,487	20,001	1.01%
Commercial paper	205,559	2,057	1.34%	247,510	2,669	1.44%
FHLB advances and other borrowings:
One year or less	332,646	2,825	1.13%	180,463	1,749	1.30%
Over one year	230,338	8,758	5.08%	237,346	9,308	5.24%
Long-term debt	1,648,176	51,735	4.19%	1,181,879	43,575	4.93%

Total borrowed funds	5,826,362	105,902	2.43%	5,017,599	92,372	2.46%

Total interest-bearing liabilities	21,483,173	235,715	1.47%	19,963,847	235,088	1.57%

Noninterest-bearing deposits	6,098,167			5,128,489
Other liabilities	517,494			450,231

Total liabilities	28,098,834			25,542,567
Minority interest	22,456			22,293
Total shareholders’ equity	2,625,039			2,450,617

Total liabilities and shareholders’ equity	$30,746,329			$28,015,477

Spread on average interest-bearing funds			3.93%			4.17%
Taxable-equivalent net interest income and net yield on interest-earning assets		$877,291	4.26%		$834,550	4.48%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level. The provision for unfunded lending commitments is used to maintain the allowance for unfunded lending commitments at an adequate level. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan and lease losses and unfunded lending commitments.

For the third quarter of 2004, the provision for loan losses was $9.4 million, compared to $18.3 million for the third quarter of 2003. On an annualized basis, the provision was 0.18% of average loans for the third quarter of 2004 and 0.37% for the third quarter of 2003. Including the provision for unfunded lending commitments, the total provision for credit losses was $10.3 million for the third quarter of 2004 compared to $10.9 million for the second quarter of 2004. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and fundings. The related provision will generally reflect these fluctuations.

The provision for loan losses for the first nine months of 2004 was $30.9 million, 42.7% less than the $54.0 million provision for the first nine months of 2003. The declining trend in the provision results from the credit quality improvements that the Company began experiencing in the loan and lease portfolios during 2003 and which have continued in 2004. However, in light of the strong loan growth that has taken place in 2004, we expect that the provision for loan losses may increase in the future.

Noninterest Income

Compared with the third quarter of 2003, noninterest income for the third quarter of 2004 decreased 42.4%, or $80.7 million. However, included in noninterest income for the third quarter of 2003 were approximately $85 million in investment gains resulting from the sales of certain strategic investments.

Loan sales and servicing income for the third quarter of 2004 declined 15.4% compared to the third quarter of 2003 due in part to reduced residential mortgage originations and to a smaller gain on sale of newly securitized loans when compared to the gain realized in third quarter of 2003. Trust and investment management income decreased 26.8% for the third quarter when compared with the same period in 2003 primarily as a result of the sales of personal trust accounts and directed IRA businesses in early 2004.

Income from securities conduit represents fees that we receive from Lockhart Funding, a “qualifying special-purpose entity” securities conduit, in return for back-up liquidity, an interest rate agreement and administrative services that Zions provides to the entity in accordance with a servicing agreement. The increase in income for the third quarter of 2004 when compared to the same period in 2003 resulted from increased investment holdings in Lockhart’s securities portfolio, which created higher servicing fees.

Market making, trading and nonhedge derivative income was $2.5 million in the third quarter of 2004 compared to $7.3 million in the same quarter of 2003. Trading income for 2004 was $3.5 million compared to $7.8 million for 2003, reflecting lower average spreads per trade. Nonhedge derivative losses for the third quarter of 2004 were $1.0 million compared to losses of $0.5 million for the comparable period of 2003, and included fair value decreases of $2.2 million in 2004 and $0.9 million in 2003.

Net equity securities gains were $4.3 million for the third quarter of 2004 and include $3.3 million in net gains on venture capital investments, while for the same period in 2003 net venture capital losses were $7.8 million. Adjusted for expenses, minority interest and income taxes, venture capital investments increased net

ZIONS BANCORPORATION AND SUBSIDIARIES

income by $0.9 million in the third quarter of 2004 and decreased net income by $3.5 million in the third quarter of 2003. Fixed income security gains for the third quarter of 2004 increased $1.2 million compared to the third quarter of 2003 as a result of our decision to sell certain debt securities.

Noninterest income for the first nine months of 2004 of $322.8 million decreased 16.7% from $387.3 million for the same period of 2003. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Loan sales and servicing income for the first nine months of 2004 was down 10.7% from the same period in 2003. In addition to the reduced residential mortgage originations that helped to cause the decrease, higher levels of prepayments and a smaller gain on sale of newly securitized loans when compared to the gain realized in third quarter of 2003 also added to the decrease. Dividends and other investment income for the first nine months of 2004 increased 14.2% compared to 2003. The increase was a result of higher earnings levels from the Company’s equity investments during the second quarter of 2004.

Market making, trading and nonhedge derivative income was $14.7 million compared to $25.0 million in the first nine months of 2003. Of these amounts, trading income was $14.1 million for 2004 compared to $21.5 million for 2003 and nonhedge derivative income was $0.6 million compared to $3.5 million for 2003. In addition to the lower average spread per trade, a lower volume of trades compared with 2003 also caused the decline in the first nine months.

Equity securities losses for the nine months ended September 30, 2004 includes $5.2 million in net losses on venture capital and other equity investments, while for the same period in 2003 net losses on venture capital and other equity investments were $21.5 million. Adjusted for expenses, minority interest and income taxes, the losses related to venture capital funds reduced net income by $4.2 million and $10.8 million in the first nine months of 2004 and 2003, respectively.

“Other” noninterest income for the first nine months of 2004 includes $5.3 million from litigation settlements, $1.5 million from the sale of certain personal trust accounts in Arizona and a $1.0 million gain on the sale of a building in California.

Noninterest Expense

Noninterest expense for the third quarter of 2004 of $232.8 million decreased $12.7 million or 5.2% over the $245.5 million for the third quarter of 2003. The third quarter of 2003 included $24.2 million of debt extinguishment costs resulting from the Company’s repurchase of $197.4 million of its debt. The Company’s efficiency ratio was 56.8% for the third quarter of 2004 compared to 52.1% for the same period of 2003. However, the efficiency ratio was unusually low in the third quarter of 2003 as a result of large gains from equity securities sales that increased revenues disproportionately when compared with expenses.

Salaries and employee benefits increased $11.1 million or 9.0%, compared to the third quarter of 2003. The increase was primarily the result of increased incentive plan costs and additional staffing related to the build out of our wealth management business, the hiring in early September of an experienced commercial lending team of 39 professionals in Utah and Idaho and to other business expansion. We expect that salary costs in connection with the wealth management business will continue to increase somewhat over the next two to three quarters as it becomes fully staffed.

Noninterest expense for the first nine months of 2004 of $685.1 million increased 1.4% from $675.9 million for the first nine months of 2003. The Company’s efficiency ratio was 57.1% for the first nine months of

ZIONS BANCORPORATION AND SUBSIDIARIES

2004 compared to 55.4% for the same period of 2003. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Salaries and employee benefits for the first nine months of 2004 increased $24.4 million or 6.6% when compared to the same period in 2003, also as a result of increased incentive plan costs. Legal and professional services increased 31.7% compared to the first nine months of 2003. The increase was the result of various data processing projects, including systems conversions at National Bank of Arizona as part of “Project Unify.”

At September 30, 2004, the Company had 7,924 full-time equivalent employees, 385 domestic branches, and 479 ATMs, compared to 7,875 full-time equivalent employees, 409 domestic branches, and 576 ATMs at September 30, 2003.

As discussed in Note 3 of the Notes to Consolidated Financial Statements, in October 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment, a proposed revision of SFAS 123, would become effective for public companies for interim or annual periods beginning after June 15, 2005. SFAS 123R utilizes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions. Generally, this approach is similar to that of SFAS 123. However, SFAS 123R would require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income for all awards that vest based on their fair values.

While under existing guidance we have elected not to expense stock-based compensation, we have disclosed in the Company’s financial statements the pro forma effect on net income as if our stock-based compensation had been expensed using a Black-Scholes model to value the options. As disclosed in Note 3, the pro forma effect of expensing stock-based compensation decreased in the third quarter of 2004 when compared to the same period in 2003. This decrease is primarily the result of higher value options fully vesting and being replaced by new options with lower fair market values.

Impairment Losses

During the third quarter of 2004, the Company made the decision to reorganize the operations at Zions Bank International Ltd. (formerly Van der Moolen UK Ltd.) as a result of disappointing operating performance. The decision resulted in terminating the Euro denominated bond trading operations and moving substantially all of the U.S. dollar denominated bond trading operations from the United Kingdom to the Company’s existing U.S. operations. This reorganization also resulted in restructuring charges of $370 thousand, an impairment write-down of goodwill of $602 thousand and impairment of other intangibles of $160 thousand. Additional expenses of approximately $2.3 million are expected to be recognized over the next two quarters in connection with this reorganization.

The third quarter 2003 impairment loss on goodwill relates to a restructuring of Vectra Bank Colorado (“Vectra”), which was undertaken to enable the bank to change its focus to primarily small- and mid-sized businesses and their employees. As part of the restructuring, the Company offered for sale 11 of Vectra’s branches. The assets and liabilities to be sold were measured at their fair values and compared to their carrying values. This comparison resulted in an impairment loss on goodwill of $7.1 million. The sales of these branches were consummated in 2004.

In addition, as a result of the Vectra restructuring, during the third quarter of 2003 the Company performed an impairment analysis on the retained operations of Vectra in accordance with the calculation process specified in SFAS 142. The results of the process indicated an impairment of $68.5 million, which when

ZIONS BANCORPORATION AND SUBSIDIARIES

added to the $7.1 million discussed in the previous paragraph, amounted to the $75.6 million impairment loss on goodwill shown in the statement of operations.

Discontinued Operations

In 2002, we made a decision to revalue and restructure certain of the Company’s e-commerce activities, including selling selected subsidiaries. This decision was based on continued disappointing operating results and a difficult market environment. The final e-commerce subsidiary classified as discontinued was sold in the third quarter of 2003, thereby completing this restructuring plan.

Income Taxes

The Company’s income tax expense on continuing operations decreased to $58.1 million for the third quarter of 2004 compared to $66.5 million for the same period in 2003. The Company’s effective income tax rates were 36.0% and 52.0% for the third quarters of 2004 and 2003, respectively. The effective income tax rate for the first nine months of 2004 was 35.8% compared to 40.6% for the first nine months of 2003. The tax rates for 2003 are higher than those for 2004 primarily as a result of the non-deductibility of the goodwill impairment that was recorded in the third quarter of 2003.

During the third quarter of 2004, the Company signed an agreement that confirmed and implemented its award of a $100 million allocation of tax credit authority under the Community Development Financial Institutions Fund set up by the U.S. Government. Under the program Zions will invest $100 million in a wholly-owned subsidiary which will make qualifying loans and investments and Zions will receive Federal income tax credits that will be recognized over the next seven years. The effect of this program will be to reduce the Company’s effective tax rate during this seven-year period. We expect that we will be able to reduce the Company’s Federal income tax payments by $39 million over the life of this award. For the third quarter of 2004, this program had a negligible effect on the Company’s results of operations under generally accepted accounting principles.

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 10.4% to $27.5 billion for the nine months ended September 30, 2004 compared to $24.9 billion for the comparable period in 2003. Interest-earning assets comprised 89.5% of total average assets for the first nine months of 2004, compared with 89.0% for the comparable period of 2003.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, increased 15.5% to $1.6 billion for the first nine months of 2004 compared to $1.4 billion for the first nine months of 2003. This increase resulted primarily from the acquisition of Van der Moolen UK Ltd. (subsequently renamed to Zions Bank International Ltd.), that was completed in the second quarter of 2004.

ZIONS BANCORPORATION AND SUBSIDIARIES

Investment Securities Portfolio

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

	September 30, 2004		December 31, 2003		September 30, 2003
(In millions)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
HELD TO MATURITY
Municipal securities	$639	$640	$—	$—	$—	$—

AVAILABLE FOR SALE
U.S. Treasury securities	36	37	42	43	42	43
U.S. government agencies and corporations:
Small Business Administration loan-backed securities	687	690	738	741	724	728
Other agency securities	258	259	241	242	236	239
Municipal securities	96	98	715	718	724	726
Mortgage/asset-backed and other debt securities	2,621	2,637	2,351	2,368	1,883	1,898

	3,698	3,721	4,087	4,112	3,609	3,634

Other securities:
Mutual funds	257	258	318	318	300	302
Stock	7	7	8	8	10	10

	264	265	326	326	310	312

	3,962	3,986	4,413	4,438	3,919	3,946

Total	$4,601	$4,626	$4,413	$4,438	$3,919	$3,946

The amortized cost of investment securities at September 30, 2004 increased 4.3% from the balance at December 31, 2003 and 17.4% from the balance at September 30, 2003. The Company increased its securities portfolio during 2003 as it took advantage of the availability of core deposits and favorable opportunities to issue medium-term debt, and this strategy continued in 2004. As the demand for loans increases, we expect that the securities portfolio may be reduced to fund new loans. In addition, Note 2 discusses expected implementation guidance for certain sections of EITF 03-1. The guidance could impede the Company’s ability to utilize its available for sale securities for liquidity purposes.

The investment securities portfolio at September 30, 2004 includes $1.0 billion of non-rated, fixed income securities, essentially unchanged from the amounts at December 31, 2003 and September 30, 2003. These securities include non-rated municipal securities acquired in conjunction with its municipal finance advisory services as well as non-rated, asset-backed subordinated tranches.

Loan Portfolio

Net loans and leases at September 30, 2004 were $21.5 billion, an annualized increase of 10.6% from the December 31, 2003 balance and an increase of 10.7% from the balance at September 30, 2003. The strong loan growth that the Company experienced in the first half of 2004 continued into the third quarter. For the first nine months of 2004 Zions First National Bank added approximately $1.2 billion of new loans to its portfolio. In addition, strong loan growth in Arizona and Nevada continued during the nine months, adding approximately $850 million in on-balance sheet loans. Further, loan demand continues to show strength in California where approximately $430 million in loans (net of purchased loans) were added to the balance sheet during the nine months. Partially offsetting this loan growth was $913 million in securitized loan sales,

ZIONS BANCORPORATION AND SUBSIDIARIES

including a $605 million securitization of small business loans by Zions First National Bank in the third quarter of 2004. For the first nine months of 2003, securitized loan sales totaled $956 million. In addition, $103 million of loans were sold during the third quarter of 2004 in connection with branch sales at Vectra Bank Colorado.

The following table sets forth the loan portfolio by type of loan:

(In millions)	September 30, 2004	December 31, 2003	September 30, 2003
Loans held for sale	$151	$177	$216

Commercial lending:
Commercial and industrial	4,438	4,111	4,102
Leasing	374	377	378
Owner occupied	3,453	3,295	3,062

Total commercial lending	8,265	7,783	7,542

Commercial real estate:
Construction	3,289	2,867	2,907
Term	3,859	3,426	3,316

Total commercial real estate	7,148	6,293	6,223

Consumer:
Home equity credit line	1,026	838	780
1-4 family residential	4,118	3,874	3,675
Bankcard and other revolving plans	217	198	188
Other	573	749	797

Total consumer	5,934	5,659	5,440

Foreign loans	4	15	15

Other receivables	109	90	93

Total loans	$21,611	$20,017	$19,529

Sold Loans Being Serviced

Zions performs loan servicing on both loans that it holds in its portfolios as well as loans that are owned by third party investor-owned trusts. In addition, Zions has a practice of securitizing and selling a portion of the loans that it originates, and in many instances provides the servicing on these loans as a condition of the sale.

On July 22, 2004, we finalized a loan securitization that resulted in removing approximately $605 million of small business loans and $35 million in related purchase premium from the Company’s balance sheet. Of these loans, $568 million were securitized and sold to Lockhart Funding, LLC, which is a qualifying special-purpose entity securities conduit, with the Company retaining the servicing on the sold loans. The difference between the amount that was removed from the Company’s balance sheet and the loans sold to Lockhart represents residual interests retained by the Company. The gain on the securitization was $0.8 million.

As of September 30, 2004, conforming long-term first mortgage real estate loans being serviced for others were $418 million, compared with $352 million at December 31, 2003 and $287 million at September 30, 2003. Consumer and other loan securitizations being serviced totaled $3.2 billion at the end of the third quarter of 2004, $2.8 billion at December 31, 2003 and $2.9 billion at September 30, 2003.

ZIONS BANCORPORATION AND SUBSIDIARIES

As of September 30, 2004, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $317 million in connection with the $3.2 billion of sold loans being serviced. As is a common practice with securitized transactions, the Company had retained subordinated interests in the securitized assets that totaled $188 million at September 30, 2004, and represented junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as “excess servicing”, of $129 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

	Sold loans being serviced		Residual interests on balance sheet at September 30, 2004
(In millions)	Sales for nine months ended September 30, 2004	Outstanding balance at September 30, 2004	Subordinated retained interests	Capitalized residual cash flows	Total
Home equity credit lines	$224	$ 447	$ 11	$ 8	$ 19
Small business loans	605	2,070	177	106	283
SBA 7(a) loans	53	243	—	7	7
Farmer Mac	31	393	—	8	8

Total	$913	$3,153	$188	$129	$317

Other Noninterest Bearing Investments

As of September 30, 2004, the Company had $666 million of other noninterest bearing investments compared with $584 million at December 31, 2003 and $574 million at September 30, 2003. At September 30, 2004, these investments included $380 million of bank-owned life insurance, $124 million of Federal Home Loan Bank and Federal Reserve Bank stock, $71 million in non-public ventures through four Small Business Investment Companies (“SBIC”) and $16 million in trusts that issue preferred securities. The Company’s remaining equity exposure to the SBIC ventures, net of minority interest and Small Business Administration debt, at September 30, 2004 was $41 million. The Company also had $75 million of investments in other unconsolidated companies comprised of $41 million in publicly traded companies and $34 million in nonpublic companies.

Deposits

Total deposits at the end of the third quarter of 2004 increased at an annualized rate of 14.5% from the balances reported at December 31, 2003, and increased 11.0% over the September 30, 2003 amounts. Core deposits at September 30, 2004 increased 15.0%, annualized, compared to the December 31, 2003 balance and 12.0% compared to the balance at September 30, 2003. The mix of deposits improved during the first nine months of 2004 with sizeable increases in demand, savings and money market deposits.

Vectra Branch Sale

On July 8, 2004, the second of two previously announced planned sales of branches by Vectra Bank Colorado was completed. This sale of six branches resulted in removing approximately $103 million of loans, $114 million of deposits and $8 million of goodwill and core deposit intangibles that were included in Vectra’s June 30, 2004 balance sheet. This transaction resulted in a net gain of $0.7 million.

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

Credit Risk Management

Effective management of credit risk is essential in maintaining a safe and sound financial institution. We have structured the organization to separate the lending function from the credit administration function, which has added strength to the control over and the independent evaluation of credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio, and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Further, an independent, internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to the Audit Committee of the Board of Directors.

Both the credit policy and the credit examination functions are managed centrally. Each affiliate bank is permitted to modify corporate credit policy to be more conservative; however, approval at the corporate level must be obtained if a bank wishes to create a more liberal exception to policy. Historically, only a limited number of such exceptions have been approved. This entire process has been designed to place an emphasis on early detection of potential problem credits so that any required action plans can be developed and implemented on a timely basis to mitigate any potential losses.

Another aspect of the Company’s credit risk management strategy is the diversification of the loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at September 30, 2004 no single loan type exceeded 20.5% of the Company’s total loan portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2004		December 31, 2003		September 30, 2003
(In millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$4,438	20.5%	$4,111	20.5%	$4,102	21.0%
Leasing	374	1.7%	377	1.9%	378	1.9%
Owner occupied	3,453	16.0%	3,295	16.5%	3,062	15.7%

Commercial real estate:
Construction	3,289	15.2%	2,867	14.3%	2,907	14.9%
Term	3,859	17.9%	3,426	17.1%	3,316	17.0%

Consumer:
Home equity credit line	1,026	4.7%	838	4.2%	780	4.0%
1-4 family residential	4,118	19.1%	3,874	19.4%	3,675	18.8%
Bankcard and other revolving plans	217	1.0%	198	1.0%	188	0.9%
Other	573	2.7%	749	3.7%	797	4.1%

Other	264	1.2%	282	1.4%	324	1.7%

Total loans	$21,611	100.0%	$20,017	100.0%	$19,529	100.0%

The commercial real estate loan portfolio is also well diversified by property type and collateral location. In addition, the Company has no significant exposure to highly-leveraged transactions and the majority of the its business activities are with customers located within the states of Utah, Idaho, California, Nevada, Arizona, Colorado, and Washington. Further, the Company has no material exposure to any individual customer or counterparty.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Consumer loans, however, are not normally placed on a nonaccrual status, inasmuch as they are generally charged off when they become 120 days past due. Loans occasionally may be restructured to provide a reduction or deferral of interest or principal payments. This generally occurs when the financial condition of a borrower deteriorates to the point that the borrower needs to be given temporary or permanent relief from the original contractual terms of the loan. Other real estate owned is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the Company’s nonperforming assets:

(In millions)	September 30, 2004	December 31, 2003	September 30, 2003
Nonaccrual loans	$76	$78	$80
Restructured loans	1	1	2
Other real estate owned	14	19	28

Total	$91	$98	$110

% of net loans and leases* and other real estate owned	0.42%	0.49%	0.56%

Accruing loans past due 90 days or more	$18	$24	$37

% of net loans and leases*	0.08%	0.12%	0.19%

* Includes loans held for sale

Total nonperforming assets decreased 7.1% as of September 30, 2004 compared with the balance at December 31, 2003. The decrease is primarily the result of a general across-the-board improvement in the portfolios of all the subsidiary banks.

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

The Company’s total recorded investment in impaired loans was $40 million at September 30, 2004, compared with $44 million at December 31, 2003 and $45 million at September 30, 2003. Estimated losses on impaired loans are included in the allowance for loan losses. At September 30, 2004, the allowance for loan losses included $6 million for impaired loans with a recorded investment of $21 million. At December 31, 2003, the allowance included $5 million for impaired loans with a $21 million recorded investment, and at September 30, 2003 the allowance included $6 million for impaired loans with a $28 million recorded investment.

Allowances for Credit Losses

Allowance for Loan Losses - In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

For commercial loans, we use historical loss experience factors by loan segment, adjusted for changes in trends and conditions, to help determine an indicated allowance for each portfolio segment. These factors are evaluated and updated using migration analysis techniques and other considerations based on the makeup of the specific segment. These other considerations include:

ZIONS BANCORPORATION AND SUBSIDIARIES

•	volumes and trends of delinquencies;

•	levels of nonaccruals, repossessions and bankruptcies;

•	trends in criticized and classified loans;

•	expected losses on real estate secured loans;

•	new credit products and policies;

•	economic conditions;

•	concentrations of credit risk; and

•	experience and abilities of the Company’s lending personnel.

Until the second quarter of 2004, the allowance for consumer loans was also determined using historical loss experience factors by loan segment, adjusted for changes in trends and conditions, similar to that used for the commercial portfolio. However, during the second quarter, a new methodology for evaluating the allowance, as it relates to homogeneous consumer loan products, was implemented. Specifically, using historical experience we developed rates at which loans migrate from one delinquency level to the next higher level. Using average roll rates for the most recent twelve-month period and comparing projected losses to actual loss experience, the model estimates expected losses in dollars for the forecasted period. By refreshing the model with updated data, it is able to project losses for a new twelve-month period each month, segmenting the portfolio into nine product groupings with similar risk profiles. This new methodology is an accepted industry practice, and the Company believes it has a sufficient volume of information to produce reliable projections. At the time of its adoption, this change in the methodology did not have a significant impact on the level of the indicated reserve for the consumer portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(In millions)	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003	Nine Months Ended September 30, 2003
Loans* and leases outstanding (net of unearned income) at end of period	$21,507	$19,920	$19,434

Average loans* and leases outstanding (net of unearned income)	$20,771	$19,325	$19,252

Allowance for loan losses:
Balance at beginning of the year	$269	$280	$280
Allowance of branches sold	(2)	—	—
Provision charged against earnings	31	70	54
Loans and leases charged-off:
Commercial lending	(21)	(56)	(41)
Commercial real estate	(1)	(3)	(2)
Consumer	(17)	(27)	(20)
Other receivables	(1)	—	—

Total	(40)	(86)	(63)

Recoveries:
Commercial lending	7	12	7
Consumer	4	5	3

Total	11	17	10

Net loan and lease charge-offs	(29)	(69)	(53)

Reclassification of allowance for unfunded lending commitments	—	(12)	—

Balance at end of period	$269	$269	$281

Ratio of annualized net charge-offs to average loans and leases	0.18%	0.36%	0.36%
Ratio of allowance for loan losses to net loans and leases at end of period	1.25%	1.35%	1.45%
Ratio of allowance for loan losses to nonperforming loans at end of period	350.42%	338.31%	342.47%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	284.96%	262.21%	240.72%

* Includes loans held for sale

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the preceding table for the periods presented. The same respective amounts for the third quarter of 2004 were $10.0 million and 0.19%.

The allowance for loan losses was essentially unchanged from the level at year-end 2003. During the first nine months of 2004, the Company experienced substantial improvements in the levels of its criticized and classified loans. Based on these improvements, the indicated amount of the allowance for loan losses for

ZIONS BANCORPORATION AND SUBSIDIARIES

criticized and classified loans decreased for both commercial real estate loans, which historically have had a low level of criticized and classified assets, and for the commercial lending portfolio. In addition, the previously discussed securitization of small business loans also resulted in a modest reduction in the allowance. These decreases in the allowance were substantially offset by an increase in the indicated level of the allowance for non criticized and classified loans as a result of $1.3 billion of new commercial and commercial real estate loan growth since year-end 2003. Approximately 64% of this growth was in the commercial real estate portfolios with about 36% in the commercial lending portfolios.

During the third quarter, additional refinements were made to the process by which the allowance for consumer loans is established. In particular, we reclassified account groupings and refined the projection methodology to more accurately reflect the business process. Refining our reserving process to incorporate this enhancement resulted in reducing the indicated reserve for consumer loans by approximately $3 million. Offsetting this decrease was an increase to the allowance related to the growth in the consumer loan portfolio.

Allowance for Unfunded Lending Commitments - The Company also estimates an allowance for potential losses associated with off-balance sheet commitments and standby letters of credit. Prior to December 31, 2003, this allowance was included in the overall allowance for loan losses. It is now included with other liabilities in the Company’s consolidated balance sheet, with any related increases or decreases in the allowance included in noninterest expense in the consolidated statement of income. We believe that this treatment conforms with generally accepted accounting principles.

We determine the allowance for unfunded lending commitments using a process that is similar to the one we use for commercial loans. Based on historical experience, we have developed experience-based loss factors that we apply to the Company’s unfunded lending commitments to estimate the potential for loss in that portfolio. These factors are generated from tracking commitments that become funded and develop into problem loans.

The following table sets forth the allowance for unfunded lending commitments:

(In millions)	Nine Months Ended September 30, 2004	Twelve Months Ended December 31, 2003	Nine Months Ended September 30, 2003 (1)
Balance at beginning of period	$ 12	$ —	$ —
Reclassification of allowance for loan losses	—	12	—
Provision credited against earnings	—	—	—

Balance at end of period	$ 12	$ 12	$ —

(1) Allowance was included in the overall allowance for loan and lease losses until December 31, 2003.

Unfunded commitments to extend credit on loans and standby letters of credit on September 30, 2004, December 31, 2003, and September 30, 2003 were $9.8 billion, $8.4 billion and $8.0 billion, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

The allowance for unfunded lending commitments was included in the allowance for loan and lease losses prior to December 31, 2003. The following table sets forth the combined allowances for credit losses.

(In millions)	September 30, 2004	December 31, 2003	September 30, 2003
Allowance for loan losses	$269	$269	$281
Allowance for unfunded lending commitments	12	12	—

Total allowances for credit losses	$281	$281	$281

Ratio of total allowances for credit losses to net loans and leases outstanding at period end	1.31%	1.41%	1.45%

Operational Risk Management

Operational risk is the potential for unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. In its ongoing efforts to identify and manage operational risk, the Company has created an Operating Risk Management Group, whose responsibility is to help Company management identify and monitor the key internal controls and processes that the Company has in place to mitigate operational risk. The Company has enhanced this Group by installing RiskResolve™ software, developed and marketed by Providus Software Solutions, Inc., a wholly-owned subsidiary. RiskResolve™ provides us with a tool by which processes and procedures that we have in place to manage operational risk can be documented in an on-line environment. We expect to continue enhancing the Company’s oversight of operational risk in 2004 through further deployment of RiskResolve™.

To manage and minimize its operating risk, the Company has in place transactional documentation requirements, systems and procedures to monitor transactions and positions, regulatory compliance reviews, and periodic reviews by internal audit and credit examination. In addition, reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. Further, we maintain contingency plans and systems for operations support in the event of natural or other disasters.

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

Interest Rate Risk – Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have net interest income increase in a rising interest rate environment, which tends to mitigate any declines in the market value of equity due to higher discount rates. This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. We refer to this goal as being slightly “asset sensitive.”

We monitor interest rate risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the changes in the market values of equity in response to changes in interest rates. In the income simulation method, we analyze the changes

ZIONS BANCORPORATION AND SUBSIDIARIES

in income in response to changes in interest rates. At September 30, 2004, the Company’s duration of equity was estimated to be within a range of negative 1.42 years and positive .87 years. We should note that duration of equity is highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking, savings and money market accounts. Given the uncertainty of these durations, we view the duration of equity as falling within a range of possibilities. If interest rates were to sustain an immediate parallel increase of 200 basis points, the duration of equity would be estimated to fall within the range of negative .64 years and positive 1.65 years.

For income simulation, Company policy requires that net interest income be expected to decline by no more than 10% during one year if rates were to immediately rise or fall in parallel by 200 basis points. At September 30, 2004, net interest income was expected to increase .95% if interest rates were to sustain an immediate parallel increase of 200 basis points and decline 6.17 % if rates were to sustain an immediate parallel decrease of 200 basis points. These estimates include our assumptions regarding loan and deposit pricing, security and loan prepayments, and changing relationships in market rates.

We attempt to control the effects that changes in interest rates will have on net interest income through the management of maturities and repricing of the Company’s assets and liabilities and also with the use of interest rate swaps. The Company does not, however, use derivative instruments to hedge its prime/LIBOR/Treasury Bill spread risk.

Market Risk—Fixed Income – The Company engages in trading and market making of U.S. Treasury, U.S. Government Agency, municipal and corporate securities. This trading and market making exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

The Company monitors its risk in fixed income trading and market making through Value-at-Risk (“VAR”). VAR is the worst-case loss expected within a specified confidence level, based on statistical models using historical data. The models used by Zions to calculate its VAR are provided by Bloomberg, which also “back-tests” them. The confidence level used by Zions in this analysis is 99%, which means that losses larger than the VAR would only be expected on 1% of trading days (or approximately 2.5 trading days per year), assuming that the Company maintained the same VAR on a daily basis. Reports of trading income and losses and VAR measurements are reviewed with the Executive Committee of ZFNB on a monthly basis. For the nine months ended September 30, 2004 and year ended December 31, 2003, the results of the VAR computations were as follows:

(In thousands)	Nine months ended September 30, 2004	Year ended December 31, 2003
Value at Risk: (1) (2)
Average daily VAR	$778	$920
Largest daily VAR during the period	1,348	1,841
Smallest daily VAR during the period	418	504

(1)	Excludes the activities of Zions Bank International Ltd. (formerly Van der Moolen UK Ltd.) which was reorganized in the third quarter of 2004.

(2)	Does not include nonhedge derivative portfolios.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company does not use VAR measurements to control risk for other than its market making and fixed income trading portfolios.

Market Risk—Equity Investments – Through its equity investment activities, the Company owns equity securities that are publicly traded and subject to fluctuations in their market prices or values. In addition, the Company owns equity securities in companies that are not publicly traded and that are accounted for under either the fair value or equity methods of accounting, depending upon the Company’s ownership position and degree of involvement in influencing the investees’ affairs. In either case, the value of the Company’s investment is subject to fluctuation. Since the market prices or values associated with these securities may fall below the Company’s investment in them, the Company is exposed to the possibility of loss.

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

The Company also, from time to time, either starts and funds businesses or makes significant investments in companies of strategic interest. These investments may result in either minority or majority ownership positions, and usually give board representation to Zions or its subsidiaries. These strategic investments generally are in companies that are financial services or financial technologies providers.

A more comprehensive discussion of the Company’s interest rate and market risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2003.

Liquidity Risk Management

Liquidity is managed centrally for both the Parent and the bank subsidiaries. The Parent’s cash requirements consist primarily of debt service, operating expenses, income taxes, dividends to shareholders and share repurchases. The Parent’s cash needs are routinely met through dividends from its subsidiaries, investment income, subsidiaries’ proportionate share of current income taxes, management and other fees, bank lines, equity contributed through the exercise of stock options and debt issuances. The subsidiaries’ primary source of funding is their core deposits.

During the first nine months of 2004, the Parent received $188.8 million in dividends from its subsidiaries. At September 30, 2004, $350.9 million of dividend capacity was available for the subsidiaries to pay to the Parent without having to obtain regulatory approval.

For the first nine months of 2004, the Parent issued $300 million of long-term debt, which when netted with debt repayments during the same period, resulted in cash inflows of $60 million. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company filed a registration statement with the Securities and Exchange Commission during the third quarter of 2003 for the issuance of up to $1,050 million of senior or subordinated debt securities at fixed or floating rates. As of September 30, 2004, the Company had $100 million of issuance capacity remaining under this registration statement.

The Parent also has a program to issue short-term commercial paper. At September 30, 2004, outstanding commercial paper was $168.3 million. In addition, the Parent has a $40 million secured revolving credit facility with a subsidiary bank. No amount was outstanding on this facility at September 30, 2004.

ZIONS BANCORPORATION AND SUBSIDIARIES

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At September 30, 2004, these core deposits, in aggregate, constituted 94.5% of consolidated deposits, compared with 94.1% of consolidated deposits at December 31, 2003. For the first nine months of 2004, increases in deposits resulted in net cash inflows of $2.4 billion.

The Federal Home Loan Bank (“FHLB”) system is a significant source of liquidity for each of the Company’s subsidiary banks. ZFNB and Commerce are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first nine months of 2004, the activity in short-term FHLB borrowings resulted in a net cash outflow of $197 million.

The Company uses asset securitizations to sell loans, which also provide an alternative source of funding for the subsidiaries and enhances their flexibility in meeting their funding needs. During the first nine months of 2004, loan sales (other than loans held for sale) provided $913 million in cash inflows and we expect that securitizations will continue to be a tool that we will use for liquidity management purposes.

While not considered a primary source of funding, the Company’s investment activities can also provide or use cash, depending on the asset-liability management posture that is being observed. For the first nine months of 2004, investment securities activities resulted in an increase in investment securities holdings and a net use of cash in the amount of $191 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For the first nine months of 2004, loan growth resulted in a net cash outflow of $2.7 billion.

At September 30, 2004, the Company managed approximately $3.2 billion of securitized assets that were originated by its subsidiary banks. Of these, approximately $2.2 billion were insured by a third party and held in Lockhart Funding, LLC, which is a qualifying special-purpose entity securities conduit and an important source of funding for the Company’s loans. ZFNB provides a Liquidity Facility for a fee to Lockhart, which purchases floating-rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. ZFNB also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility, ZFNB is required to purchase securities from Lockhart to provide funds for it to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption, as specified in the governing documents of Lockhart. At any given time, the maximum commitment of ZFNB is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility.

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

As of September 30, 2004, the book value of Lockhart’s securities portfolio was $5.1 billion, which approximated market value. No amounts were outstanding under the Liquidity Facility at September 30, 2004, December 31, 2003 or September 30, 2003.

ZIONS BANCORPORATION AND SUBSIDIARIES

We have determined that in its present structure as a qualifying special-purpose entity under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), Lockhart is not currently required to be consolidated into Zions Bancorporation. However, recently proposed revisions to SFAS 140 may change this treatment and require Lockhart to be restructured to comply with the new rules, when finalized, so that it will not be consolidated into Zions. We currently believe that this can be done in a way that preserves most of the economic benefits of Lockhart.

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

Total shareholders’ equity on September 30, 2004 was $2,724 million, an increase of 7.3% over the $2,540 million on December 31, 2003, and an increase of 9.6% over the $2,486 million at September 30, 2003. The Company’s capital ratios were as follows as of the dates indicated:

	September 30, 2004	December 31, 2003	September 30, 2003
Tangible common equity ratio	6.74%	6.53%	6.55%
Average common equity to average assets (three months ended)	8.54%	8.76%	8.68%

Risk-based capital ratios:
Tier 1 leverage	8.07%	8.06%	7.81%
Tier 1 risk-based capital	9.40%	9.42%	9.51%
Total risk-based capital	14.27%	13.52%	13.80%

The increase in the tangible common equity ratio at September 30, 2004 compared to December 31, 2003, was principally due to growth in retained earnings that was partially offset by a decrease in other comprehensive income, which resulted primarily from decreases in the market value of investment securities and derivatives. In addition to growth in retained earnings, total risk-based capital increased as a result of additional subordinated debt that the Company issued during the second quarter of 2004.

We continue to believe that the Company has adequate levels of capital in relation to its balance sheet size, business mix and levels of risk. As a result, we do not presently anticipate that the risk-based capital ratios will materially increase from their present levels. It is also our belief that capital not considered necessary to support current and anticipated business should be returned to the Company’s shareholders through dividends and repurchases of its shares.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the third quarter of 2004, the Company repurchased 404,338 shares of common stock under repurchase programs approved by the Board of Directors at a cost of $25.0 million and an average price of $61.83 per share. During the third quarter of 2003, the Company repurchased 352,983 shares of common stock at a cost of $19.3 million. During the first nine months of 2004, the Company repurchased 1,347,441 shares of common stock at a cost of $79.9 million and an average price of $59.28 per share. As of September 30, 2004, $25 million was available for share repurchases under the current program.

Dividends paid of $0.32 per common share in the third quarter of 2004 represent a 6.7% increase over the dividends paid in the third quarter of 2003. For the first nine months of 2004, the Company paid $85.7 million in common stock dividends compared to $64.9 million in the same period of 2003. This, coupled with the stock repurchases for the nine months, resulted in our returning $165.6 million to shareholders in the first nine months of 2004 out of total net income of $301.0 million, or 55.0%.

At its October 15, 2004 meeting, the Company’s Board of Directors declared a dividend in the amount of $0.32 per share of common stock. The dividend is payable on November 24, 2004 to shareholders of record as of the close of business on November 10, 2004.

CRITICAL ACCOUNTING POLICIES

The Notes to Consolidated Financial Statements in Zions’ Annual Report on Form 10-K for the year ended December 31, 2003 contain a summary of the Company’s significant accounting policies. We believe that an understanding of certain of these policies, along with the various estimates that we are required to make in recording the financial transactions of the Company, is important to have a complete picture of the Company’s financial condition. In addition, in arriving at these estimates, we are required to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The following is a discussion of these critical accounting policies and significant estimates. We have also discussed each of these accounting policies and the related estimates with the Audit Committee of the Board of Directors.

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

The first determination that we must make in connection with a securitization is whether the transfer of the assets constitutes a sale under U.S. generally accepted accounting principles. If it does, the assets are removed from the Company’s consolidated balance sheet with a gain or loss recognized. Otherwise, the transfer is considered a financing, resulting in no gain or loss being recognized and the recording of a liability on the Company’s consolidated balance sheet. The financing treatment could have unfavorable financial implications including an adverse effect on Zions’ results of operations and capital ratios. However, all of the Company’s securitizations have been structured to meet the existing criteria for sale treatment.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Finally, we must make assumptions to determine the amount of gain or loss resulting from the securitization transaction as well as the subsequent carrying amount for the above-discussed retained interests. In determining the gain or loss, we use assumptions that are based on the facts surrounding each securitization. Using alternatives to these assumptions could affect the amount of gain or loss recognized on the transaction and, in turn, Zions’ results of operations. In valuing the retained interests, since quoted market prices of these interests are generally not available, we must estimate their value based on the present value of the future cash flows associated with the securitizations. These value estimations require the Company to make a number of assumptions including:

•	the anticipated method of prepayment of the securitized loans;

•	the annualized prepayment speed of the securitized loans;

•	the weighted average life of the loans in the securitization;

•	the expected annual net credit loss rate; and

•	the discount rate for the residual cash flows.

The following table summarizes the key economic assumptions that we used for measuring the values of the retained interests as of date of the securitization for sales that took place during the nine months ended September 30, 2004 and 2003.

	Home equity loans	Small business loans
September 30, 2004:
Prepayment method	NA (1)	CPR (2)
Annualized prepayment speed	NA (1)	10, 15 Ramp up
Weighted-average life (in months)	11	64
Expected annual net loss rate	0.10%	0.50%
Residual cash flows discounted at	15.0%	15.0%

September 30, 2003:
Prepayment method	NA (1)	CPR
Annualized prepayment speed	NA (1)	10, 15 Ramp up
Weighted-average life (in months)	12	62
Expected annual net loss rate	0.25%	0.50%
Residual cash flows discounted at	15.0%	15.0%

(1)	The model for this securitization responds to the current interest rate environment and a high volume of refinancings. As a result, there is no assumed prepayment speed. The weighted-average life assumption includes consideration of prepayment to determine the fair value of the capitalized residual cash flows.

(2)	“Constant prepayment rate”

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the sensitivity of the current fair value of the capitalized residual cash flows at September 30, 2004 to immediate 10% and 20% adverse changes to those key assumptions.

(In millions of dollars and annualized percentage rates)		Home equity loans		Small business loans
Carrying amount/fair value of capitalized residual cash flows			$7.8	$105.7

Weighted-average life (in months)			11	36 - 64

Prepayment speed assumption			NA (1)	15.0% - 20.0%
Decrease in fair value due to adverse change	-10%	$	NA (1)	$2.8
	-20%	$	NA (1)	$5.4

Expected credit losses			0.10%	0.50%
Decrease in fair value due to adverse change	-10%		$—	$2.8
	-20%		$0.1	$5.7

Residual cash flows discount rate			15.0%	15.0%
Decrease in fair value due to adverse change	-10%		$0.1	$3.0
	-20%		$0.1	$5.8

(1)    The model for this securitization responds to the current interest rate environment and a high volume of refinancings. As a result, there is no assumed prepayment speed. The weighted-average life assumption includes consideration of prepayment to determine the fair value of the capitalized residual cash flows.

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

Allowance for Loan Losses

The allowance for loan losses represents our estimate of the losses that are inherent in the loan and lease portfolios. The determination of the appropriate level of the allowance is based on periodic evaluations of the portfolios along with other relevant factors. These evaluations are inherently subjective in nature and require us to make numerous assumptions, estimates and judgments.

In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type. For commercial loans, we use historical loss experience factors by loan segment, adjusted for changes in trends and conditions, to help determine an indicated allowance for each segment. These factors are evaluated and updated using migration analysis techniques and other considerations based on the makeup of the specific portfolio segment. The other considerations used in our analysis include volumes and trends of delinquencies and defaults, levels of nonaccrual loans, repossessions and bankruptcies, trends in criticized and classified loans, and expected losses on loans secured by real estate. In

ZIONS BANCORPORATION AND SUBSIDIARIES

addition, new products and policies, current and projected economic conditions and trends, concentrations of credit risk, and the experience and abilities of lending personnel are also taken into consideration.

In addition to the segment evaluations, all commercial loans are subject to individual reviews to determine if specific allowances may be necessary. A specific allowance is established for a loan when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan segment. Specific reserves can also be established for loans that the Company has identified as being impaired.

For consumer loans we use a forecasting model based on internally generated portfolio delinquencies that employs “roll rates” to calculate losses. “Roll rates” are the rates at which accounts migrate from one delinquency level to the next higher level. Using average roll rates for the most recent twelve-month period and comparing projected losses to actual loss experience, the model estimates the expected losses in dollars for the forecasted period. By refreshing it with updated data, the model is able to project losses for a new twelve-month period each month, segmenting the portfolio into nine product groupings with similar risk profiles.

As a final step to the evaluation process, we perform an additional review of the adequacy of the allowance based on the loan portfolio in its entirety. This enables us to mitigate the imprecision inherent in most estimates of expected credit losses. This review of the allowance includes our judgmental consideration of any adjustments necessary for subjective factors such as economic uncertainties and excessive concentration risks.

There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require us to make qualitative judgments. Although we believe that our processes for determining an appropriate level for the allowance adequately address all of the components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for credit losses, which would negatively impact Zions’ results of operations in future periods. As an example, if $250 million of nonclassified loans were to migrate to special mention, substandard and doubtful in the same proportion as the existing portfolio, the amount of the allowance for loan losses at September 30, 2004 would increase by approximately $20 million. In addition, since the allowance for loan losses is assigned to the Company’s business segments that have loan portfolios, any earnings impact resulting from actual results differing from our estimates would have the largest impact on those segments with the largest loan portfolios, namely Zions First National Bank and California Bank & Trust. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in the level of the criticized and classified loans may have on the allowance estimation process. We believe that given the procedures that we follow in determining the potential losses in the loan portfolio, the various components used in the current estimation processes are appropriate.

Nonmarketable Securities

The Company, both directly and through its banking subsidiaries and Small Business Investment Companies (“SBIC”), owns investments in venture capital securities that are not publicly traded. Since these nonmarketable venture capital securities have no readily ascertainable fair values, they are reported at amounts that we have estimated to be their fair values. In estimating the fair value of each investment, we must apply judgment using certain assumptions. Initially, we believe that an investment’s cost is the best indication of its fair value, provided that there have been no significant positive or negative developments subsequent to its acquisition that indicate the necessity of an adjustment to a fair value estimate. If and when such an event takes place, we adjust the investment’s cost by an amount that we believe reflects the nature of

ZIONS BANCORPORATION AND SUBSIDIARIES

the event. In addition, any minority interests in the Company’s SBICs reduce its share of any gains or losses incurred on these investments.

As of September 30, 2004, the Company’s total investment in nonmarketable securities was $105 million, of which its equity exposure to the SBIC investments, net of minority interest and Small Business Administration debt, was approximately $41 million. In addition, exposure to non-SBIC investments was approximately $34 million.

The values that we have assigned to these securities where no market quotations exist are based upon available information and may not necessarily represent amounts that will ultimately be realized on these securities. Although we believe that our estimates reasonably reflect the fair value of these securities, key assumptions regarding the projected financial performance of these companies, the evaluation of the investee company’s management team, and other industry, economic and market factors may not necessarily be reflective of those assumptions if an active market existed for these investments. If there had been an active market for these securities, the carrying value may have been significantly different from the amounts reported. In addition, since ZFNB is the principal business segment holding these investments, it would experience the largest impact of any changes in the fair values of these securities.

Accounting for Goodwill

Goodwill arises from business acquisitions and represents the value attributable to the unidentifiable intangible elements in our acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company performs this annual test as of October 1 of each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate that an impairment could have taken place. Such events include, among others, a significant adverse change in the business climate, an adverse action by a regulator, a decision to change the operations or dispose of a reporting unit and an unanticipated change in the competitive environment.

The first step in this evaluation process is to determine if a potential impairment exists in any of the Company’s reporting units and, if required from the results of this step, a second step measures the amount of any impairment loss. The computations required by steps 1 and 2 call for us to make a number of estimates and assumptions. In completing step 1, we determine the fair value of the reporting unit that is being evaluated. In determining the fair value, we generally calculate value based on three separate methods: comparable publicly traded banks in the Western states; comparable bank acquisitions in the Western states; and, the discounted present value of management’s estimates of future cash flows. Critical assumptions that are used as part of these calculations include:

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

During the third quarter of 2004, we made the decision to reorganize the operations at Zions Bank International Ltd. (“ZBI”). The decision was a result of disappointing performance at ZBI and resulted in discontinuing ZBI’s Euro denominated bond trading operations and moving substantially all of the U.S. dollar denominated bond trading operations from the United Kingdom to existing U.S. operations. As a result of this reorganization, we performed an evaluation of the $1.2 million of goodwill associated with ZBI in accordance with the requirements of SFAS 142. To calculate the fair value of ZBI, we identified the net operating income from its reorganized activities and projected this income stream into the future. We then computed the present value of this income stream using Zions’ rate of return on investing. Our computations determined that there was an impairment associated with this goodwill in the amount of $0.6 million. Since this process requires us to make estimates of ZBI’s future operating income, actual operating results may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Company’s results of operations.

We will be performing our annual test of goodwill impairment for the entire corporation as of October 1, 2004.

Accounting for Derivatives

Our interest rate risk management strategy involves hedging the repricing characteristics of certain assets and liabilities such that changes in interest rates do not have a significant adverse effect on the Company’s net interest margin and cash flows. While we do not participate in speculative derivatives trading, we consider it prudent to use certain derivative instruments to add stability to the Company’s interest income and expense, to modify the duration of specific assets and liabilities, and to manage the Company’s exposure to interest rate movements. In addition, beginning in the first half of 2004, the Company initiated a program to provide derivative financial instruments to certain customers, acting as an intermediary in the transaction. All of these customer derivatives, however, are immediately hedged upon issuance such that the Company has no net interest rate risk exposure resulting from the transaction.

All derivative instruments are carried on the balance sheet at fair value. As of September 30, 2004, the recorded amounts of derivative assets and liabilities were $69.7 million and $11.1 million, respectively. Since there are no market value quotes for derivative instruments that the Company holds, we must estimate their fair values. Generally this estimate is made by a third party using a standardized methodology that nets the discounted future cash receipts and cash payments. These future net cash flows, however, are susceptible to change due primarily to fluctuations in interest rates. As a result, the estimated values of these derivatives will typically change over time as cash is received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on our estimated valuations. However, based on the nature and limited purposes of the derivatives that the Company employs, fluctuations in interest rates have only a modest effect on its results of operations.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Interest rate and market risks are among the most significant risks regularly undertaken by the Company, and they are closely monitored. A discussion regarding the Company’s monitoring and management of interest rate and market risks is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.

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

The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material effect on its consolidated financial position, operations or liquidity.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the third quarter of 2004.

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
July	376,117	$61.93	371,766	$26,978,668
August	34,197	60.69	32,572	25,000,137
September	—		—	25,000,137

Third Quarter	410,314	61.82	404,338

(1)	Includes mature shares tendered for exercise of stock options.

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Restated Bylaws of Zions Bancorporation dated July 19, 2004 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

Date: November 9, 2004