Form 10-K
period 2004-12-31
ZIONS BANCORPORATION /UT/
filed 2005-03-03
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒    No  ☐

Aggregate Market Value of Common Stock Held by Nonaffiliates at June 30, 2004	$5,288,135,178

Number of Common Shares Outstanding at February 18, 2005	89,854,635 shares

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement (to be dated approximately March 21, 2005) for the Annual Meeting of Shareholders to be held May 6, 2005 – Incorporated into Part III

FORM 10-K CROSS-REFERENCE INDEX

Page
		Form 10-K	Annual Report (1)
PART I
Item 1.	Business
	Description of Business	2-5	22-122
Statistical Disclosure:
	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential		36-40
	Investment Portfolio		55-57, 88-89, 94-96
	Loan Portfolio		57-60, 89-90, 96-97
	Summary of Loan Loss Experience		32-33, 61-68, 90, 96-97
	Deposits		38-39, 60, 103
	Return on Equity and Assets		*, 29
	Short-Term Borrowings		103
	Segment Results		45-54, 116-118
Item 2.	Properties	5	45-54, 110
Item 3.	Legal Proceedings	5	110
Item 4.	Submission of Matters to a Vote of Security Holders (in fourth quarter 2004) (2)

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5-6	*, 105-106, 110-111
Item 6.	Selected Financial Data		*
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		22-78
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		69-73
Item 8.	Financial Statements and Supplementary Data		80-122
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (2)
Item 9A.	Controls and Procedures	7	78-79
Item 9B.	Other Information (2)

PART III
Item 10.	Directors and Executive Officers of the Registrant (1)
Item 11.	Executive Compensation (1)
Item 12.	Security Ownership of Certain Beneficial Owners and Management (1)
Item 13.	Certain Relationships and Related Transactions (1)
Item 14.	Principal Accountant Fees and Services (1)

PART IV
Item 15.	Exhibits and Financial Statement Schedules	7-10	80-122
Report on Consolidated Financial Statements			80
Consolidated Financial Statements			80-122
Signatures		11

(1)	Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 21, 2005.
(2)	None.

* Financial Highlights – inside front cover of 2004 Annual Report to Shareholders.

PART I

ITEM 1.    BUSINESS

DESCRIPTION OF BUSINESS

Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of the State of Utah in 1955, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Zions Bancorporation and its subsidiaries (collectively “the Company” or “Zions”) own and operate six commercial banks with a total of 387 offices at year-end 2004. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, Idaho, California, Nevada, Arizona, Colorado and Washington. Full-time equivalent employees totaled 8,026 at year-end 2004. For further information about the Company’s industry segments, see “Business Segment Results” in Management’s Discussion and Analysis (“MD&A”) and Note 22 of the Notes to Consolidated Financial Statements. For information about the Company’s foreign operations, see “Foreign Operations” in MD&A. The “Executive Summary” in MD&A provides further information about the Company.

PRODUCTS AND SERVICES

The Company focuses on maintaining community-minded banking services by continuously strengthening its core business lines of retail banking, small and medium-sized business lending, residential mortgage, and investment activities. It operates six different banks in eight western states with each bank operating under a different name and each having its own chief executive officer and management team. The banks provide a wide variety of commercial and retail banking and mortgage lending products and services. The Company provides commercial loans, lease financing, cash management, lockbox, customized draft processing, and other special financial services for business and other commercial banking customers. The Company also provides a wide range of personal banking services to individuals, including home mortgages, bankcard, student and other installment loans, home equity lines of credit, checking accounts, savings accounts, time certificates of various types and maturities, trust services, safe deposit facilities, direct deposit, and 24-hour ATM access. In addition, certain banking subsidiaries provide services to key market segments through their Women’s Financial, Private Client Services, and Executive Banking Groups.

In addition to these core businesses, the Company has built specialized lines of business in capital markets and public finance and is also a leader in U.S. Small Business Administration lending. Through its six banking subsidiaries, the Company provides Small Business Administration (“SBA”) 7(a) loans to small businesses throughout the United States and is also one of the largest providers of SBA 504 financing in the nation. The Company owns an equity interest in the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and is the nation’s top originator of secondary market agricultural real estate mortgage loans through Farmer Mac. The Company is a leader in municipal finance advisory and underwriting services and also in the odd lot electronic bond trading market. Zions also controls four venture capital companies that provide early-stage capital, primarily for start-up companies located in the Western United States.

COMPETITION

As a result of the diverse financial services and products it offers, Zions operates in a highly competitive environment. Competitors include not only other banks, thrift institutions and credit unions, but also insurance companies, finance companies, mutual funds, brokerage firms, securities dealers, investment banking companies, and a variety of other financial services and advisory companies. Most of these entities compete across geographic boundaries and provide customers with increasing access to meaningful alternatives to banking services in many significant products. In addition, many of these competitors are not subject to the same regulatory restrictions as the Company. These competitive trends are likely to continue.

SUPERVISION AND REGULATION

On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The NASDAQ has also proposed corporate governance rules, which intend to allow shareholders to more easily and efficiently monitor the performance of companies and their directors.

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

The enactment of the Gramm-Leach-Bliley Act of 1999 (“the GLB Act”) represented a pivotal point in the history of the financial services industry. The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into business combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework through a financial holding company, which has as its umbrella regulator the Federal Reserve Board (“FRB”). The functional regulation of the separately regulated subsidiaries of a holding company is conducted by the subsidiary’s primary functional regulator. To qualify for and maintain status as a financial holding company, a company must satisfy certain ongoing criteria.

The GLB Act also provides federal regulations dealing with privacy for nonpublic personal information of individual customers, which the Company and its subsidiaries must comply with. In addition, the Company, including its subsidiaries, is subject to various state laws that deal with the use and distribution of nonpublic personal information.

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

The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001, the BIS released a proposal to replace the 1988 accord with a new capital framework that would set capital requirements for operational risk and materially change the existing capital requirements for credit risk and market risk exposures. Operational risk is defined by the proposal to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 accord does not include separate capital requirements for operational risk.

In January 2005, the U.S. banking regulators issued an interagency statement with regard to the U.S. implementation of the Basel II Framework. They have set January 2008 as the effective date for the final regulations, with mid-year 2006 for the publication of the final rule. The regulators have previously stated that approximately the ten largest U.S. bank holding companies will be required to adopt the new standard, and that others may elect to “opt in.” We do not currently expect to be an early “opt in” bank holding company, as the Company does not have in place the data collection and analytical capabilities necessary to adopt Basel II. However, we believe that the competitive advantages afforded to companies that do adopt the framework will make it necessary for the Company to elect to “opt in” at some point, and we have begun investing in the required capabilities.

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

At year-end 2004, the Company operated 386 domestic branches, of which 175 are owned and 211 are on leased premises. The Company also leases its headquarters offices in Salt Lake City, Utah. Other operations facilities are variously owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance, and taxes. For information regarding rental payments, see Note 18 of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

The information contained in Note 18 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is traded on the NASDAQ National Market under the symbol “ZION.” The last reported sale price of the common stock on NASDAQ on February 18, 2005 was $67.10 per share.

The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on NASDAQ:

	2004		2003
	High	Low	High	Low
1st Quarter	$61.72	55.93	44.78	39.31
2nd Quarter	62.04	54.08	53.88	42.25
3rd Quarter	64.38	58.40	58.14	49.89
4th Quarter	69.29	59.53	63.86	55.95

As of February 18, 2005, there were 6,333 holders of record of the Company’s common stock.

DIVIDENDS

Frequency and amount of dividends paid during the last two years:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004	$.30	.32	.32	.32
2003	.21	.21	.30	.30

On January 28, 2005, the Company’s Board of Directors approved a dividend of $0.36 per share payable on February 25, 2005.

SHARE REPURCHASES

The following table summarizes the Company’s share repurchases for the fourth quarter of 2004:

	Total number of shares	Average price paid	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased
Period	repurchased (1)	per share	or programs	under the plan (2)
October	311,560	$64.26	307,728	$5,233,411
November	82,619	66.38	78,886	151
December	2,446	68.05	–	151

Fourth Quarter	396,625	64.72	386,614

(1)	Includes 10,011 mature shares tendered for exercise of stock options.
(2)	At its January 2005 meeting, the Board of Directors approved a new $60 million repurchase program.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans:

	(a) Number of securities to be issued upon exercise of outstanding options,	(b) Weighted average exercise price of outstanding options,	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities
Plan Category (1)	warrants and rights	warrants and rights	reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan	233,189	$51.90	105,000

Zions Bancorporation Key Employee Incentive Stock Option Plan	5,761,407	52.80	2,824,708(2)

Equity Compensation Plans Not Approved by Securities Holders:
1998 Non-Qualified Stock Option and Incentive Plan	1,087,695	54.28	1,683,893

Total	7,082,291		4,613,601

(1)	The table does not include information for equity compensation plans assumed by the Company in mergers. A total of 551,484 shares of common stock with a weighted average exercise price of $38.86 were issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2004. The Company cannot grant additional awards under these assumed plans.
(2)	On May 26, 2000, the Company’s shareholders approved an amendment to the Key Employee Incentive Stock Option Plan which automatically makes available for options under the Plan, in any one calendar year, two percent (2%) of the issued and outstanding shares of the Company’s common stock as of the first day of each calendar year for which the Plan is in effect. Any shares of common stock available in any year using the two percent (2%) formula that are not granted under the Plan are available for use under the terms of the Plan in subsequent years. The common stock available for issuance under the Plan pursuant to the two percent (2%) per year formula does not include common stock which the Company is now or may become obligated to issue as a result of an acquisition, merger or reorganization involving the Company.

ITEM 9A.    CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, these disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2004 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting. See “Report on Management’s Assessment of Internal Control Over Financial Reporting” on page 78 of the Annual Report to Shareholders for management’s conclusion on the adequacy of internal control over financial reporting. Also see “Report on Internal Control Over Financial Reporting” issued by Ernst & Young LLP on page 79 of the Annual Report to Shareholders.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 21, 2005.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

List of Exhibits:

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Restated Bylaws of Zions Bancorporation dated November 5, 2004 (filed herewith).

4	Shareholder Protection Rights Agreement dated September 27, 1996, incorporated by reference to Exhibit 4 of Form 10-K for the year ended December 31, 2002.	*

10.1	Amended and Restated Zions Bancorporation Key Employee Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2004.	*

10.2	Zions Bancorporation Restated Deferred Compensation Plan for Directors (Effective July 1, 2003), incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2003.	*

10.3	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2000-2003, incorporated by reference to Exhibit 10.23 of Form 10-K for the year ended December 31, 2000.	*

10.4	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2001-2004, incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2001.	*

10.5	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2002-2005, incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2002.	*

10.6	Zions Bancorporation 2003 – 2005 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2003.	*

10.7	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2002.	*

10.8	Amended and Restated Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.18 of Form 10-Q for the quarter ended June 30, 2002.	*

10.9	Zions Bancorporation 1998 Non-Qualified Stock Option and Incentive Plan, as amended April 25, 2003, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2003.	*

10.10	Zions Bancorporation Restated Deferred Compensation Plan dated May 11, 2004 (filed herewith).

10.11	Zions Bancorporation Excess Benefit Plan dated May 11, 2004 (filed herewith).

10.12	Zions Bancorporation Deferred Compensation Plan Trust Agreement, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2000.	*

10.13	Amendment to the Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust dated January 6, 2005 (filed herewith).

10.14	Amendment to the Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans for Directors Trust dated January 6, 2005 (filed herewith).

10.15	Zions Bancorporation Restated Pension Plan effective January 1, 2001, including amendments adopted through January 31, 2002, incorporated by reference to Exhibit 10.17 of Form 10-K for the year ended December 31, 2001.	*

10.16	Amendment dated December 31, 2002 to Zions Bancorporation Restated Pension Plan, incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2002.	*

10.17	Form of Zions Bancorporation Change in Control Agreement, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2002.	*

10.18	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Established and Restated Effective January 1, 2003, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2003.	*

10.19	First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated November 20, 2003 (filed herewith).

10.20	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2003 (filed herewith).

10.21	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 1, 2004 (filed herewith).

10.22	Form of Zions Bancorporation 2003 – 2005 Value Sharing Plan, Subsidiary Banks, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2003.	*

12	Ratio of Earnings to Fixed Charges (filed herewith).

13	2004 Annual Report to Shareholders – Financial Highlights on inside front cover and Pages 22 through 122 (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIONS BANCORPORATION

March 1, 2005	By /s/ HARRIS H. SIMMONS
HARRIS H. SIMMONS, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 1, 2005

/s/ HARRIS H. SIMMONS	/s/ DOYLE L. ARNOLD
HARRIS H. SIMMONS, Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	DOYLE L. ARNOLD, Vice Chairman and Chief Financial Officer (Principal Financial Officer)

/s/ NOLAN BELLON	/s/ JERRY C. ATKIN
NOLAN BELLON, Controller (Principal Accounting Officer)	JERRY C. ATKIN, Director

/s/ R. D. CASH	/s/ PATRICIA FROBES
R. D. CASH, Director	PATRICIA FROBES, Director

/s/ RICHARD H. MADSEN	/s/ ROGER B. PORTER
RICHARD H. MADSEN, Director	ROGER B. PORTER, Director

/s/ STEPHEN D. QUINN	/s/ L. E. SIMMONS
STEPHEN D. QUINN, Director	L. E. SIMMONS, Director

/s/ STEVEN C. WHEELWRIGHT	/s/ SHELLEY THOMAS WILLIAMS
STEVEN C. WHEELWRIGHT, Director	SHELLEY THOMAS WILLIAMS, Director