Form 10-Q
period 2005-03-31
ZIONS BANCORPORATION /UT/
filed 2005-05-05
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 26, 2005	89,688,887 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2005	December 31, 2004	March 31, 2004
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,085,482	$850,998	$1,058,735
Money market investments:
Interest-bearing deposits	16,821	1,251	1,388
Federal funds sold	35,070	130,086	62,817
Security resell agreements	548,173	461,750	770,109
Investment securities:
Held to maturity, at cost (approximate market value $629,684, $641,783 and $607,119)	635,774	641,659	605,292
Available for sale, at market	4,001,244	4,189,486	3,867,883
Trading account, at market (includes $114,302, $163,248 and $160,122 transferred as collateral under repurchase agreements)	303,469	290,070	383,850

	4,940,487	5,121,215	4,857,025
Loans:
Loans held for sale	196,994	196,736	185,126
Loans and leases	22,872,786	22,535,344	20,528,993

	23,069,780	22,732,080	20,714,119
Less:
Unearned income and fees, net of related costs	102,511	104,959	93,401
Allowance for loan losses	273,906	271,117	271,226

Loans and leases, net of allowance	22,693,363	22,356,004	20,349,492

Other noninterest-bearing investments	690,922	665,198	605,642
Premises and equipment, net	407,262	409,210	404,247
Goodwill	638,933	642,645	649,354
Core deposit and other intangibles	52,007	55,440	65,245
Other real estate owned	10,266	11,877	17,217
Other assets	764,700	764,160	948,432

	$31,883,486	$31,469,834	$29,789,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$7,189,420	$6,821,528	$6,117,345
Interest-bearing:
Savings and money market	13,312,525	13,349,347	12,443,178
Time under $100,000	1,422,582	1,387,784	1,453,064
Time $100,000 and over	1,457,914	1,294,109	1,202,159
Foreign	496,647	439,493	270,134

	23,879,088	23,292,261	21,485,880

Securities sold, not yet purchased	297,591	309,893	355,978
Federal funds purchased	1,314,927	1,841,092	1,324,972
Security repurchase agreements	714,154	683,984	930,425
Other liabilities	624,593	429,129	701,321
Commercial paper	142,190	165,447	190,525
Federal Home Loan Bank advances and other borrowings:
One year or less	161,270	15,949	315,976
Over one year	227,595	228,152	230,772
Long-term debt	1,673,974	1,690,589	1,608,042

Total liabilities	29,035,382	28,656,496	27,143,891

Minority interest	26,338	23,359	23,847
Shareholders’ equity:
Capital stock:
Preferred stock, without par value; authorized 3,000,000 shares; issued and outstanding, none	–	–	–
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 89,891,146, 89,829,947 and 89,693,704 shares	969,739	972,065	973,506
Retained earnings	1,907,727	1,830,064	1,610,176
Accumulated other comprehensive income (loss)	(50,724)	(7,932)	42,226
Shares held in trust for deferred compensation, at cost	(4,976)	(4,218)	(3,943)

Total shareholders’ equity	2,821,766	2,789,979	2,621,965

	$31,883,486	$31,469,834	$29,789,703

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2005	2004
Interest income:
Interest and fees on loans	$350,935	$288,376
Interest on loans held for sale	1,603	1,280
Lease financing	4,066	4,209
Interest on money market investments	4,638	3,458
Interest on securities:
Held to maturity – taxable	1,805	228
Held to maturity – nontaxable	5,983	898
Available for sale – taxable	46,920	37,869
Available for sale – nontaxable	856	6,092
Trading account	6,035	6,212

Total interest income	422,841	348,622

Interest expense:
Interest on savings and money market deposits	40,736	25,470
Interest on time and foreign deposits	19,887	14,042
Interest on borrowed funds	47,267	29,688

Total interest expense	107,890	69,200

Net interest income	314,951	279,422
Provision for loan losses	9,383	11,244

Net interest income after provision for loan losses	305,568	268,178

Noninterest income:
Service charges and fees on deposit accounts	30,782	32,755
Loan sales and servicing income	18,068	18,412
Other service charges, commissions and fees	26,427	25,120
Trust and investment management income	3,405	4,075
Income from securities conduit	8,819	8,698
Dividends and other investment income	8,008	8,095
Market making, trading and nonhedge derivative income	3,784	6,124
Equity securities losses, net	(1,387)	(4,031)
Fixed income securities gains (losses), net	1,333	(83)
Other	3,757	9,646

Total noninterest income	102,996	108,811

Noninterest expense:
Salaries and employee benefits	138,126	130,278
Occupancy, net	18,649	17,813
Furniture and equipment	15,919	15,948
Legal and professional services	8,250	7,214
Postage and supplies	6,488	6,648
Advertising	4,093	4,842
Impairment losses on long-lived assets	633	184
Restructuring charges	92	–
Amortization of core deposit and other intangibles	3,433	3,503
Provision for unfunded lending commitments	1,671	(1,739)
Other	41,981	37,647

Total noninterest expense	239,335	222,338

Income before income taxes and minority interest	169,229	154,651
Income taxes	59,749	54,714
Minority interest	(754)	268

Net income	$110,234	$99,669

Weighted average shares outstanding during the period:
Basic shares	89,877	89,724
Diluted shares	91,494	90,905

Net income per common share:
Basic	$1.23	$1.11
Diluted	1.20	1.10

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31, 2005
			Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Investments, Retained Interests and Other	Net Unrealized Gains (Losses) on Derivative Instruments	Minimum Pension Liability	Subtotal	Shares Held in Trust for Deferred Compensation	Total Shareholders’ Equity
Balance, December 31, 2004	$972,065	$1,830,064	$19,774	$(9,493)	$(18,213)	$(7,932)	$(4,218)	$2,789,979
Comprehensive income:
Net income for the period		110,234						110,234
Other comprehensive income, net of tax:
Net realized and unrealized holding losses during the period, net of income tax benefit of $6,539			(10,557)			(10,557)
Foreign currency translation			(413)			(413)
Reclassification for net realized gains recorded in operations, net of income tax expense of $549			(885)			(885)
Net unrealized losses on derivative instruments, net of reclassification to operations of $7,175 and income tax benefit of $19,477				(30,937)		(30,937)

Other comprehensive loss			(11,855)	(30,937)	–	(42,792)		(42,792)

Total comprehensive income								67,442
Stock redeemed and retired	(30,070)							(30,070)
Stock options exercised, net of shares tendered and retired	27,744							27,744
Cash dividends – common, $.36 per share		(32,571)						(32,571)
Cost of shares held in trust for deferred compensation							(758)	(758)

Balance, March 31, 2005	$969,739	$1,907,727	$7,919	$(40,430)	$(18,213)	$(50,724)	$(4,976)	$2,821,766

	Three Months Ended March 31, 2004
			Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains on Investments, Retained Interests and Other	Net Unrealized Gains on Derivative Instruments	Minimum Pension Liability	Subtotal	Shares Held in Trust for Deferred Compensation	Total Shareholders’ Equity
Balance, December 31, 2003	$985,904	$1,538,677	$24,015	$10,716	$(15,690)	$19,041	$(3,599)	$2,540,023
Comprehensive income:
Net income for the period		99,669						99,669
Other comprehensive income, net of tax:
Net realized and unrealized holding gains during the period, net of income tax expense of $7,604			12,275			12,275
Reclassification for net realized losses recorded in operations, net of income tax benefit of $25			41			41
Net unrealized gains on derivative instruments, net of reclassification to operations of $12,276 and income tax expense of $7,026				10,869		10,869

Other comprehensive income			12,316	10,869	–	23,185		23,185

Total comprehensive income								122,854
Stock redeemed and retired	(29,874)							(29,874)
Stock options exercised, net of shares tendered and retired	17,476							17,476
Cash dividends – common, $.30 per share		(28,170)						(28,170)
Cost of shares held in trust for deferred compensation							(344)	(344)

Balance, March 31, 2004	$973,506	$1,610,176	$36,331	$21,585	$(15,690)	$42,226	$(3,943)	$2,621,965

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,234	$99,669
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment losses on goodwill, other intangibles and long lived assets	633	184
Provision for loan losses	9,383	11,244
Depreciation of premises and equipment	14,687	14,914
Amortization	7,860	9,423
Deferred income tax benefit	(9,150)	(4,879)
Income (loss) allocated to minority interest	(754)	268
Equity securities losses, net	1,387	4,031
Fixed income securities losses (gains), net	(1,333)	83
Net increase in trading securities	(13,399)	(3,626)
Proceeds from sales of loans held for sale	211,291	92,629
Additions to loans held for sale	(200,285)	(98,796)
Net gains on sales of loans, leases and other assets	(11,524)	(15,044)
Net increase in cash surrender value of bank owned life insurance	(4,838)	(4,573)
Undistributed earnings of affiliates	(2,252)	(2,966)
Change in accrued income taxes	63,846	64,691
Change in accrued interest receivable	8,291	6,272
Change in other assets	(57,773)	(235,017)
Change in other liabilities	128,244	179,033
Change in accrued interest payable	6,131	1,827
Other, net	643	1,196

Net cash provided by operating activities	261,322	120,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in money market investments	(6,977)	(265,620)
Proceeds from maturities of investment securities held to maturity	37,249	739
Purchases of investment securities held to maturity	(31,296)	(5,650)
Proceeds from sales of investment securities available for sale	433,757	1,315,001
Proceeds from maturities of investment securities available for sale	453,140	167,690
Purchases of investment securities available for sale	(715,727)	(1,500,014)
Proceeds from sales of loans and leases	98,772	99,798
Net increase in loans and leases	(449,459)	(822,773)
Proceeds from sales of other noninterest-bearing investments	1,958	–
Net decrease (increase) in other noninterest-bearing investments	(1,491)	2,362
Proceeds from sales of premises and equipment	1,470	6,356
Purchases of premises and equipment	(14,883)	(15,360)
Proceeds from sales of other assets	5,043	5,052
Net cash paid for net liabilities on branches sold	–	(16,748)

Net cash used in investing activities	(188,444)	(1,029,167)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(In thousands)	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$586,827	$640,037
Net change in short-term funds borrowed	(386,233)	301,210
Payments on FHLB advances and other borrowings over one year	(557)	(668)
Payments on long-term debt	–	(50,001)
Proceeds from issuance of common stock	24,210	15,454
Payments to redeem common stock	(30,070)	(29,874)
Dividends paid	(32,571)	(28,170)

Net cash provided by financing activities	161,606	847,988

Net increase (decrease) in cash and due from banks	234,484	(60,616)
Cash and due from banks at beginning of period	850,998	1,119,351

Cash and due from banks at end of period	$1,085,482	$1,058,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$98,549	$64,249
Income taxes	358	37
Loans transferred to other real estate owned	4,244	4,182
Investment securities available for sale transferred to investment securities held to maturity	–	600,379

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2005

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

Certain prior period amounts have been reclassified to conform to the current period presentation. This includes a reclassification of certain fees previously classified as interest and fees on loans in interest income to other service charges, commissions and fees in noninterest income. For the three months ended March 31, 2004, the amount reclassified was $2.8 million, which had the effect of reducing the net interest margin from 4.32% to 4.28%. There was no impact on net income.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2004 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.    SHARE-BASED COMPENSATION

The following disclosures are required for interim financial statements by Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, issued by the Financial Accounting Standards Board (“FASB”). SFAS 148 provides guidance to transition from the intrinsic value method of accounting for share-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, to the fair value method under SFAS No. 123, Accounting for Stock-Based Compensation.

ZIONS BANCORPORATION AND SUBSIDIARIES

The impact on net income and net income per common share if we had applied the provisions of SFAS 123 to share-based payments was as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$110,234	$99,669
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,463)	(3,123)

Pro forma net income	$107,771	$96,546

Net income per common share:
Basic – as reported	$1.23	$1.11
Basic – pro forma	1.20	1.08

Diluted – as reported	1.20	1.10
Diluted – pro forma	1.18	1.06

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies for interim or annual periods beginning after June 15, 2005. On April 15, 2005, the Securities and Exchange Commission announced that it was amending Regulation S-X to provide up to a six-month delay for the adoption of SFAS 123R, or January 1, 2006 for calendar year public companies. The Company has not yet decided whether it will avail itself of this delay.

SFAS 123R utilizes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions. Generally, this approach is similar to that of SFAS 123. However, SFAS 123R would require all share-based awards to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. The pro forma disclosure previously shown that is permitted by SFAS 123 will no longer be an alternative.

Our adoption of SFAS 123R will utilize the “modified prospective” method. Under this method, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123R for all share-based awards granted after the effective date, and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

As permitted by SFAS 123, we currently account for share-based awards to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS 123R cannot be predicted at this time because it will depend on levels of share-based awards granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as previously described in the disclosure of pro forma net income and net income per common share.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting

ZIONS BANCORPORATION AND SUBSIDIARIES

literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years for such excess tax deductions has not been significant.

3.    GUARANTEES

The following are guarantees issued by the Company (in thousands):

	March 31,	December 31,
	2005	2004
Standby letters of credit:
Financial	$684,540	$646,489
Performance	172,759	136,660

	$857,299	$783,149

The Company’s Annual Report on Form 10-K for the year ended December 31, 2004 contains further information on the nature of these letters of credit along with their terms and collateral requirements. At March 31, 2005, the carrying value recorded by the Company as a liability for these guarantees was $4.3 million.

As of March 31, 2005, the Parent has guaranteed approximately $580.3 million of debt issued by a subsidiary and by affiliated trusts issuing trust preferred securities. The trusts and related trust preferred securities are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Zions First National Bank (“ZFNB”) provides a liquidity facility (“Liquidity Facility”) for a fee to Lockhart Funding, LLC (“Lockhart”), a qualifying special-purpose entity securities conduit. Lockhart purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. ZFNB also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility contract, ZFNB is required to purchase securities from Lockhart to provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Pursuant to the governing documents, including the liquidity agreement, if any security in Lockhart is downgraded below AA-, ZFNB may 1) place its letter of credit on the security, or 2) obtain credit enhancement from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of ZFNB is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility commitment. At March 31, 2005, the book value of Lockhart’s securities portfolio was $5.0 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under the Liquidity Facility at March 31, 2005.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

4.    RETIREMENT PLANS

The following disclosures are required for interim financial statements by SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits (in thousands):

			Postretirement
	Pension Benefits		Benefits
	Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$153	$216	$31	$25
Interest cost	2,279	2,617	89	125
Expected return on plan assets	(2,781)	(2,987)	–	–
Amortization of prior service cost	–	–	–	25
Amortization of net actuarial (gain) loss	384	400	(89)	(75)

Net periodic benefit cost	$35	$246	$31	$100

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, we expected to contribute $654 thousand in 2005 to meet estimated benefit payments to participants in our postretirement medical plan. As of March 31, 2005, we have contributed $164 thousand of this amount and expect to contribute the remaining portion during the rest of 2005. We did not expect to make any contributions to the pension plan in 2005 and have not done so as of March 31, 2005.

5.    GOODWILL

During the three months ended March 31, 2005, goodwill relating to the California Bank & Trust banking subsidiary was reduced by $3.7 million. This reduction in goodwill resulted from the recognition of a portion of acquired state net operating loss carryforward benefits. A state examination of certain years in which some of the net operating loss carryforwards were claimed closed during the first quarter of 2005, allowing for the reduction in goodwill. This accounting follows the guidance of SFAS No. 109, Accounting for Income Taxes. There was no impact on net income.

6.    OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. We operate six community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions First National Bank (“ZFNB”) operates 110 branches in Utah and 24 in Idaho. California Bank & Trust (“CB&T”) operates 91 branches in California. Nevada State Bank (“NSB”) operates 67 branches in Nevada. National Bank of Arizona (“NBA”) operates 53 branches in Arizona. Vectra Bank Colorado (“Vectra”) operates 39 branches in Colorado and one branch in New Mexico. The Commerce Bank of Washington (“Commerce”) operates one branch in the state of Washington. The operating segment identified as “Other” includes the parent company, other smaller nonbank operating units, and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services. We also allocate income among participating banking subsidiaries to better match revenues from hedging strategies to the operating units that gave rise to the exposures being hedged.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended March 31, 2005 and 2004:

(In millions)	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona
	2005	2004	2005	2004	2005	2004	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$94.3	$81.4	$107.3	$94.7	$38.9	$32.3	$41.6	$31.4
Hedge income recorded directly at subsidiary	2.1	6.6	2.0	3.4	0.5	0.3	0.4	0.2
Allocated hedge income	(1.1)	(5.8)	–	–	0.1	0.6	0.3	1.5

Net interest income	95.3	82.2	109.3	98.1	39.5	33.2	42.3	33.1
Provision for loan losses	6.8	5.5	1.5	1.5	–	1.6	0.8	1.3

Net interest income after provision for loan losses	88.5	76.7	107.8	96.6	39.5	31.6	41.5	31.8
Noninterest income	63.3	67.7	18.8	19.5	7.9	7.9	5.6	6.5
Noninterest expense	92.7	81.3	62.5	57.5	24.7	22.9	22.9	20.3

Income before income taxes and minority interest	59.1	63.1	64.1	58.6	22.7	16.6	24.2	18.0
Income tax expense (benefit)	18.7	21.1	25.8	23.6	7.9	5.7	9.8	7.2
Minority interest	(0.1)	(0.3)	–	–	–	–	–	–

Net income (loss)	$40.5	$42.3	$38.3	$35.0	$14.8	$10.9	$14.4	$10.8

AVERAGE BALANCE SHEET DATA
Assets	$12,183	$11,989	$10,150	$9,341	$3,378	$2,976	$3,647	$2,988
Net loans and leases	7,972	6,915	7,091	6,511	2,565	2,168	3,130	2,421
Deposits	8,070	7,236	8,301	7,623	2,956	2,603	3,118	2,551
Shareholder’s equity	750	744	1,046	979	226	200	270	241

(In millions)	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company
	2005	2004	2005	2004	2005	2004	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$20.3	$19.9	$6.6	$5.3	$(1.2)	$2.1	$307.8	$267.1
Hedge income recorded directly at subsidiary	1.1	1.4	0.2	0.4	0.9	–	7.2	12.3
Allocated hedge income	0.5	2.7	0.2	1.0	–	–	–	–

Net interest income	21.9	24.0	7.0	6.7	(0.3)	2.1	315.0	279.4
Provision for loan losses	–	1.0	0.3	0.3	–	–	9.4	11.2

Net interest income after provision for loan losses	21.9	23.0	6.7	6.4	(0.3)	2.1	305.6	268.2
Noninterest income	6.7	7.1	0.4	0.6	0.3	(0.5)	103.0	108.8
Noninterest expense	21.8	23.2	3.1	2.8	11.6	14.3	239.3	222.3

Income before income taxes and minority interest	6.8	6.9	4.0	4.2	(11.6)	(12.7)	169.3	154.7
Income tax expense (benefit)	2.4	2.4	1.3	1.5	(6.1)	(6.8)	59.8	54.7
Minority interest	–	–	–	–	(0.6)	0.6	(0.7)	0.3

Net income (loss)	$4.4	$4.5	$2.7	$2.7	$(4.9)	$(6.5)	$110.2	$99.7

AVERAGE BALANCE SHEET DATA
Assets	$2,286	$2,472	$725	$704	$(518)	$(647)	$31,851	$29,823
Net loans and leases	1,448	1,655	375	330	95	118	22,676	20,118
Deposits	1,565	1,704	422	443	(1,208)	(1,276)	23,224	20,884
Shareholder’s equity	322	378	50	51	161	(14)	2,825	2,579

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

(In thousands, except per share and ratio data)	Three Months Ended March 31,
	2005	2004	% Change
EARNINGS
Taxable-equivalent net interest income	$320,120	$284,853	12.38%
Taxable-equivalent revenue	423,116	393,664	7.48%
Net interest income	314,951	279,422	12.72%
Noninterest income	102,996	108,811	(5.34)%
Provision for loan losses	9,383	11,244	(16.55)%
Noninterest expense	239,335	222,338	7.64%
Income before income taxes and minority interest	169,229	154,651	9.43%
Income taxes	59,749	54,714	9.20%
Minority interest	(754)	268	(381.34)%
Net income	110,234	99,669	10.60%

PER COMMON SHARE
Net income (diluted)	1.20	1.10	9.09%
Dividends	0.36	0.30	20.00%
Book value	31.39	29.23	7.39%

SELECTED RATIOS
Return on average assets	1.40%	1.34%
Return on average common equity	15.83%	15.54%
Efficiency ratio	56.56%	56.48%
Net interest margin	4.53%	4.28%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

(In thousands, except share and ratio data)	Three Months Ended March 31,
	2005	2004	% Change
AVERAGE BALANCES
Total assets	$31,850,979	$29,822,933	6.80%
Securities	5,191,995	5,087,878	2.05%
Net loans and leases	22,675,601	20,117,675	12.71%
Goodwill	642,604	653,678	(1.69)%
Core deposit and other intangibles	56,653	69,953	(19.01)%
Total deposits	23,223,512	20,883,922	11.20%
Core deposits (1)	21,838,213	19,680,319	10.96%
Minority interest	24,849	21,812	13.92%
Shareholders’ equity	2,824,874	2,578,879	9.54%

Weighted average common and common-equivalent shares outstanding	91,493,962	90,905,218	0.65%

AT PERIOD END
Total assets	$31,883,486	$29,789,703	7.03%
Securities	4,940,487	4,857,025	1.72%
Net loans and leases	22,967,269	20,620,718	11.38%
Sold loans being serviced (2)	2,995,630	2,707,128	10.66%
Allowance for loan losses	273,906	271,226	0.99%
Allowance for unfunded lending commitments	14,353	10,476	37.01%
Goodwill	638,933	649,354	(1.60)%
Core deposit and other intangibles	52,007	65,245	(20.29)%
Total deposits	23,879,088	21,485,880	11.14%
Core deposits (1)	22,421,174	20,283,721	10.54%
Minority interest	26,338	23,847	10.45%
Shareholders’ equity	2,821,766	2,621,965	7.62%

Common shares outstanding	89,891,146	89,693,704	0.22%

Average equity to average assets	8.87%	8.65%
Common dividend payout	29.55%	28.26%
Tangible common equity ratio	6.83%	6.56%
Nonperforming assets	76,089	109,487	(30.50)%
Accruing loans past due 90 days or more	20,160	26,307	(23.37)%
Nonperforming assets to net loans and leases and other real estate owned at period end	0.33%	0.53%

(1)	Amount consists of total deposits excluding time deposits $100,000 and over.
(2)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

•	the Company’s ability to successfully execute its business plans and achieve its objectives;

•	changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events;

•	changes in financial market conditions, either nationally or locally in areas in which the Company conducts its operations, including without limitation, reduced rates of business formation and growth and commercial real estate development;

•	fluctuations in the equity and fixed-income markets;

•	changes in interest rates;

•	acquisitions and integration of acquired businesses;

•	increases in the levels of losses, customer bankruptcies, claims and assessments;

•	changes in fiscal, monetary, regulatory, trade and tax policies and laws;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	inflation and deflation;

•	technological changes;

•	legislation or regulatory changes which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations; and

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies.

The Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

ZIONS BANCORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company has made no significant changes in its critical accounting policies and significant estimates from those as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “Zions,” “the Company,” “we,” “our,” “us”) reported net income for the first quarter of 2005 of $110.2 million or $1.20 per diluted share compared with $99.7 million or $1.10 per diluted share for the same period of 2004. The increase in earnings for the first quarter of 2005 compared to the first quarter of 2004 reflects the results of strong loan and deposit growth, a higher net interest margin and continued improving credit quality.

The annualized return on average assets was 1.40% compared to 1.34% in the first quarter of 2004. For the same comparative periods, the annualized return on average common equity was 15.83% compared to 15.54%. The efficiency ratio, which is defined as the percentage of noninterest expenses to taxable-equivalent revenue, was 56.6% compared to 56.5% for the first quarter of 2004.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the first quarter of 2005 was $320.1 million, an increase of 12.4% compared with $284.9 million for the comparable period of 2004. The increase reflects growth in both loans and deposits coupled with the effect of an increase in the net interest margin. The incremental tax rate used for calculating all taxable-equivalent adjustments is 35% for all periods presented.

The Company’s net interest margin was 4.53% for the first quarter of 2005 compared to 4.43% for the fourth quarter of 2004 and 4.28% for the first quarter of 2004. During the first half of 2004, the margin declined primarily as a result of a challenging interest rate environment that had impacted most of the financial services industry. However, the margin experienced positive improvements in the last half of 2004 reflecting the benefits of increases in noninterest bearing demand deposits and increased spreads earned on those deposits due to rises in short-term interest rates and as lower-yielding short-term investments were used to fund higher-yielding loans. The increase in the margin for the first quarter of 2005 continued to be influenced by reducing lower-yielding assets to fund loan growth, as well as by the Company’s slightly asset-sensitive position in managing its assets and liabilities and the impact this position has in an increasing interest rate environment. During the quarter the Company reclassified certain fees from interest income to “Other service charges, commissions and fees” in noninterest income. This had the effect of reducing the net interest margin by four to six basis points in this and prior quarters. Prior quarters have also been reclassified for comparability. We currently expect that the net interest margin will be relatively stable through the remainder of 2005.

The yield on average earning assets during the first quarter of 2005 increased by 73 basis points compared to the same period in 2004. The average rate paid this quarter on interest-bearing funds increased 69 basis points from the first quarter of 2004. The spread on average interest-bearing funds for the first quarter of 2005 was 4.04%, up from 4.00% for the first quarter of 2004.

The Federal Reserve continued to monitor the interest rate environment, raising interest rates twice during the quarter by a combined 0.50%. These increases were followed by corresponding increases in the prime rate charged by most major banks, including Zions’ subsidiary banks. The Federal Reserve has indicated that it will continue its monitoring process and implement additional rate changes as appropriate. However, the

ZIONS BANCORPORATION AND SUBSIDIARIES

size and timing of any such changes are uncertain at this time. The Company expects to continue its efforts to maintain a slightly “asset sensitive” position with regard to interest rate risk. However, its actual position is highly dependent upon changes in both short-term and long-term interest rates, as well as the actual actions of competitors and customers in response to those changes.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
(In thousands)	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate
ASSETS
Money market investments	$816,141	$4,638	2.30%	$1,579,080	$3,458	0.88%
Securities:
Held to maturity	637,316	11,010	7.01%	96,933	1,610	6.68%
Available for sale	3,950,159	48,237	4.95%	4,289,578	47,241	4.43%
Trading account	604,520	6,035	4.05%	701,367	6,212	3.56%

Total securities	5,191,995	65,282	5.10%	5,087,878	55,063	4.35%

Loans:
Loans held for sale	185,549	1,603	3.50%	174,044	1,280	2.96%
Net loans and leases (2)	22,490,052	356,487	6.43%	19,943,631	294,252	5.93%

Total loans and leases	22,675,601	358,090	6.40%	20,117,675	295,532	5.91%

Total interest-earning assets	28,683,737	428,010	6.05%	26,784,633	354,053	5.32%

Cash and due from banks	1,018,123			972,001
Allowance for loan losses	(273,317)			(271,243)
Goodwill	642,604			653,678
Core deposit and other intangibles	56,653			69,953
Other assets	1,723,179			1,613,911

Total assets	$31,850,979			$29,822,933

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$3,387,729	6,085	0.73%	$3,268,670	4,956	0.61%
Money market super NOW	9,820,883	34,651	1.43%	8,937,344	20,514	0.92%
Time under $100,000	1,415,888	8,037	2.30%	1,493,380	6,883	1.85%
Time $100,000 and over	1,385,299	9,298	2.72%	1,203,603	6,628	2.21%
Foreign	449,002	2,552	2.31%	257,521	531	0.83%

Total interest-bearing deposits	16,458,801	60,623	1.49%	15,160,518	39,512	1.05%

Borrowed funds:
Securities sold, not yet purchased	507,917	4,510	3.60%	578,368	5,481	3.81%
Federal funds purchased and security repurchase agreements	2,413,062	13,152	2.21%	2,868,401	6,382	0.89%
Commercial paper	145,083	931	2.60%	235,508	723	1.23%
FHLB advances and other borrowings:
One year or less	325,708	2,036	2.54%	426,569	1,163	1.10%
Over one year	227,865	2,839	5.05%	230,894	2,920	5.09%
Long-term debt	1,690,725	23,799	5.71%	1,596,120	13,019	3.28%

Total borrowed funds	5,310,360	47,267	3.61%	5,935,860	29,688	2.01%

Total interest-bearing liabilities	21,769,161	107,890	2.01%	21,096,378	69,200	1.32%

Noninterest-bearing deposits	6,764,711			5,723,404
Other liabilities	467,384			402,460

Total liabilities	29,001,256			27,222,242
Minority interest	24,849			21,812
Total shareholders’ equity	2,824,874			2,578,879

Total liabilities and shareholders’ equity	$31,850,979			$29,822,933

Spread on average interest-bearing funds			4.04%			4.00%
Taxable-equivalent net interest income and
net yield on interest-earning assets		$320,120	4.53%		$284,853	4.28%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

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

The provision for loan losses for the first quarter was $9.4 million compared to $11.2 million for the same period in 2004. On an annualized basis, the provision was 0.17% and 0.22% of average loans for the first quarters of 2005 and 2004, respectively. The provision for unfunded lending commitments was $1.7 million for the first quarter of 2005 compared to $(1.7) million for the first quarter of 2004. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and fundings. The related provision will generally reflect these fluctuations. When combined, the provisions for credit losses for the first quarter of 2005 were $11.1 million compared to $9.5 million for the first quarter of 2004.

Noninterest Income

For the first quarter of 2005, noninterest income was $103.0 million, a decrease of 5.3% compared to $108.8 million for the first quarter of 2004. However, noninterest income for the first quarter of 2004 included $3.7 million from a cash litigation settlement, $1.5 million from the sale of certain personal trust accounts in Arizona, and a $1 million gain on the sale of a building in California, all of which are included in other noninterest income.

Deposit service charges for the first quarter of 2005 declined when compared to the first quarter of 2004. The decline was primarily the result of higher earnings credit rates on commercial transaction accounts as market interest rates continued to rise, and to a lesser extent lower “NSF” and other fees on consumer accounts.

Income from securities conduit represents fees that we receive from Lockhart Funding, a “qualifying special-purpose entity” securities conduit, in return for back-up liquidity, an interest rate agreement and administrative services that Zions First National Bank provides to the entity in accordance with a servicing agreement. The increase in income for the first quarter of 2005 when compared to the same period in 2004 resulted from increased investment holdings in Lockhart’s securities portfolio, which created higher servicing fees.

Market making, trading and nonhedge derivative income was $3.8 million in the first quarter of 2005 compared to $6.1 million in the same quarter of 2004. Trading income for 2005 was $4.2 million compared to $5.6 million for 2004, reflecting a lower volume of trading activity and lower average spreads per trade. However, trading income for the first quarter of 2005 improved when compared to the fourth quarter of 2004 as the trading volume began to increase and the average profit per trade improved. Nonhedge derivative losses for the first quarter of 2005 were $0.5 million compared to gains of $0.5 million for the comparable period of 2004, and included fair value decreases of $1.2 million in 2005 and fair value increases of $0.2 million in 2004.

Noninterest Expense

Noninterest expense for the first quarter of 2005 was $239.3 million, compared to $222.3 million for the first quarter of 2004. The Company’s efficiency ratio was 56.6% for the first quarter of 2005, compared with 56.5% for the first quarter of 2004.

ZIONS BANCORPORATION AND SUBSIDIARIES

Salaries and employee benefits increased $7.8 million or 6.0%, compared to the first quarter of 2004. However, salaries and employee benefits were essentially unchanged when compared to the fourth quarter of 2004. The increase from the prior year was due principally to higher staff levels resulting from business expansion coupled with increases in incentive plan costs. Over the past year, the Company has specifically increased staffing related to its new Private Client Services business, the activities related to NetDeposit, and also the hiring of a number of commercial lending staff formerly with Washington Mutual.

Legal and professional services increased 14.4% over the first quarter of 2004 but were down 5.3% from the fourth quarter of 2004. The increase from the first quarter was primarily related to various special projects and certain litigation-related costs. Other noninterest expense increased 11.5% from the first quarter of 2004. The increased expense was principally the result of higher bankcard fees, increased data processing costs, various operating losses and growth in fidelity insurance premiums.

As a result of our plans for focused business expansion and special projects, including systems conversions, we expect that noninterest expense will increase in 2005, but at a pace that will be less than revenue growth. In addition, as discussed in Note 2 of the Notes to Consolidated Financial Statements, in December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of income for all awards that vest based on their fair values.

On April 15, 2005, the Securities and Exchange Commission (“SEC”) announced that it was amending Regulation S-X to provide up to a six-month delay for the adoption of SFAS No. 123R, or January 1, 2006 for calendar year public companies. The Company has not yet decided whether it will avail itself of this delay. Upon adoption of this Statement, salaries and employee benefits expense will increase.

At March 31, 2005, the Company had 7,958 full-time equivalent employees, 386 domestic branches, and 472 ATMs, compared to 7,943 full-time equivalent employees, 391 domestic branches, and 511 ATMs at March 31, 2004.

Income Taxes

The Company’s income tax expense increased to $59.7 million for the first quarter of 2005 compared to $54.7 million for the same period in 2004. The Company’s effective income tax rates were 35.3% and 35.4% for the first quarters of 2005 and 2004, respectively. As discussed in earnings filings, the Company has received Federal income tax credits under the Community Development Financial Institutions Fund set up by the U.S. Government that will be recognized over the next seven years. The effect of these tax credits on the first quarter of 2005 was to reduce income tax expense by approximately $0.8 million. No such credits were available for the first quarter of 2004.

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 7.1% to $28.7 billion for the three months ended March 31, 2005 compared to $26.8 billion for the comparable period in 2004. Interest-earning assets comprised 90.1% of total average assets for the first three months of 2005, compared with 89.8% for the comparable period of

ZIONS BANCORPORATION AND SUBSIDIARIES

2004. Loans increased at a faster rate than securities and money market investments declined significantly compared to the first quarter of 2004, as the Company funded its higher-yielding loan growth in part by managing down lower-yielding non-loan assets.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, decreased 48.3% to $0.8 billion for the first quarter of 2005 compared to $1.6 billion for the same period of 2004. This decrease resulted primarily from the Company’s use of these instruments to partially fund the increases in the loan portfolio.

Average net loans and leases for the first quarter of 2005 increased by 12.7% when compared to the same period in 2004. Average net loans and leases also grew by 14.8%, annualized from the fourth quarter of 2004. This change is substantially larger than the annualized change in the outstanding balances between December 31, 2004 and March 31, 2005 of 6.0%. This difference is primarily the result of a substantial amount of loan growth that took place in December that only partially impacted the fourth quarter’s average balance but was included in the December 31, 2004 outstanding balance.

Average total deposits for the first three months of 2005 increased 11.2% compared to the same period in 2004. Compared to the fourth quarter of 2004, average total deposits grew at an annualized rate of 1.4%. Deposit growth in the first two months of the first quarter of 2005 was sluggish but it improved noticeably in March. As a result, the annualized growth in average balances between the first quarter 2005 and the fourth quarter of 2004 was substantially lower that the growth between the period-end balances at December 31, 2004 and March 31, 2005.

Investment Securities Portfolio

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

	March 31, 2005		December 31, 2004		March 31, 2004
(In millions)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
HELD TO MATURITY:
Municipal securities	$636	$630	$642	$642	$605	$607

AVAILABLE FOR SALE:
U.S. Treasury securities	35	36	36	36	36	37
U.S. government agencies and corporations:
Small Business Administration loan-backed securities	711	711	712	711	733	738
Other agency securities	268	266	275	277	285	289
Municipal securities	94	95	95	96	101	104
Mortgage/asset-backed and other debt securities	2,591	2,596	2,743	2,760	2,440	2,465

	3,699	3,704	3,861	3,880	3,595	3,633

Other securities:
Mutual funds	292	291	301	301	226	227
Stock	6	6	6	8	7	8

	298	297	307	309	233	235

	3,997	4,001	4,168	4,189	3,828	3,868

Total	$4,633	$4,631	$4,810	$4,831	$4,433	$4,475

The amortized cost of investment securities at March 31, 2005 decreased 3.7% from the balance at December 31, 2004 but increased 4.5% from the balance at March 31, 2004. The Company’s securities portfolio

ZIONS BANCORPORATION AND SUBSIDIARIES

increased during 2004 as it took advantage of the availability of core deposits and favorable opportunities to issue debt. However, the Company has experienced an increase in the demand for loans and we reduced the securities portfolio in the first quarter of 2005 to fund a portion of the loan growth.

The investment securities portfolio at March 31, 2005 includes $1.0 billion of nonrated, fixed income securities, which is essentially unchanged from the amounts at December 31, 2004 and March 31, 2004. These securities include nonrated municipal securities acquired in conjunction with its municipal finance advisory services as well as nonrated, asset-backed subordinated tranches.

Loan Portfolio

Net loans and leases at March 31, 2005 were $23.0 billion, an annualized increase of 6.0% from December 31, 2004. Net loans and leases also increased by 11.4% over the balance at March 31, 2004. The strong loan growth that the Company experienced in the fourth quarter of 2004 moderated somewhat in the first quarter of 2005. The annualized growth rate in average loans that we achieved in the fourth quarter of 12.2% may not be sustainable going forward. However, we still expect to see significant loan growth going forward. Compared to year-end 2004, loans in Zions First National Bank (“ZFNB”) grew at an annualized rate of 13.7%. In Nevada State Bank (“NSB”) loans grew at an annualized rate of 8.6% for the same period and loans in National Bank of Arizona (“NBA”) grew at an annualized rate of 3.9%.

The following table sets forth the loan portfolio by type of loan:

(In millions)	March 31, 2005	December 31, 2004	March 31, 2004
Loans held for sale	$197	$197	$185

Commercial lending:
Commercial and industrial	4,604	4,643	4,204
Leasing	359	370	363
Owner occupied	4,036	3,790	3,497

Total commercial lending	8,999	8,803	8,064

Commercial real estate:
Construction	3,779	3,536	2,916
Term	4,032	3,998	3,614

Total commercial real estate	7,811	7,534	6,530

Consumer:
Home equity credit line	1,099	1,104	892
1-4 family residential	4,155	4,234	4,057
Bankcard and other revolving plans	211	225	183
Other	490	532	697

Total consumer	5,955	6,095	5,829

Foreign loans	5	5	15

Other receivables	103	98	91

Total loans	$23,070	$22,732	$20,714

ZIONS BANCORPORATION AND SUBSIDIARIES

Sold Loans Being Serviced

Zions performs loan servicing on both loans that it holds in its portfolios as well as loans that are owned by third party investor-owned trusts. In addition, Zions has a practice of securitizing and selling a portion of the loans that it originates, and in many instances provides the servicing on these loans as a condition of the sale.

As of March 31, 2005, conforming long-term first mortgage real estate loans being serviced for others were $462 million, compared with $404 million at December 31, 2004 and $340 million at March 31, 2004. Consumer and other loan securitizations being serviced for others totaled $3.0 billion at the end of the first quarter of 2005, $3.1 billion at December 31, 2004 and $2.7 billion at March 31, 2004.

	Sold loans being serviced		Residual interests on the balance sheet at March 31, 2005
(In millions)	Sales for three months ended March 31, 2005	Outstanding balance at March 31, 2005	Subordinated retained interests	Capitalized residual cash flows	Total
Home equity credit lines	$74	$448	$12	$7	$19
Small business loans	–	1,930	173	85	258
SBA 7(a) loans	16	235	–	6	6
Farmer Mac	9	383	–	8	8

Total	$99	$2,996	$185	$106	$291

As of March 31, 2005, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $291 million in connection with the $3.0 billion of sold loans being serviced. As is a common practice with securitized transactions, the Company had retained subordinated interests in the securitized assets that totaled $185 million at March 31, 2005, and represented junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as “excess servicing,” of $106 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

Other Noninterest-Bearing Investments

As of March 31, 2005, the Company had $691 million of other noninterest-bearing investments compared with $665 million at December 31, 2004 and $606 million at March 31, 2004.

(In millions)	March 31, 2005	December 31, 2004	March 31, 2004
Bank-owned life insurance	$409	$385	$371
Federal Home Loan Bank and Federal Reserve stock	124	124	95
SBIC investments	71	70	63
Other public companies	39	40	28
Other nonpublic companies	32	30	33
Trust preferred securities	16	16	16

	$691	$665	$606

ZIONS BANCORPORATION AND SUBSIDIARIES

Deposits

Total deposits at the end of the first quarter of 2005 increased at an annualized rate of 10.1% from the balances reported at December 31, 2004, and increased 11.1% over the March 31, 2004 amounts. Core deposits at March 31, 2005 increased 7.7%, annualized, compared to the December 31, 2004 balance and 10.5% compared to the balance at March 31, 2004.

The mix of deposits remained favorable during the first three months of 2005 as demand, savings and money market deposits comprised 85.9% of total deposits at the end of the first quarter, compared with 86.6% and 86.4% as of December 31, 2004 and March 31, 2004, respectively. NBA experienced the largest deposit growth for the quarter with an annualized increase of 25.2% when compared with the balance at December 31, 2004, while California Bank & Trust (“CB&T”), ZFNB and NSB experienced annualized deposit growth of 9.7%, 8.7% and 7.5%, respectively, for the same period. The deposit growth at NBA was due in part to increases in both the number of deposit accounts and the average balance per account. We expect to see deposit growth throughout 2005; however, we expect that the pace of such growth will be less than the growth we expect in the loan portfolio. As a result, we will continue to use alternative funding sources such as investments and other lower-yielding assets to fund the additional loan growth.

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

Another aspect of the Company’s credit risk management strategy is to diversify its loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at March 31, 2005 no single loan type exceeded 20.0% of the Company’s total loan portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2005		December 31, 2004		March 31, 2004
(In millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$4,604	20.0%	$4,643	20.4%	$4,204	20.3%
Leasing	359	1.5%	370	1.6%	363	1.7%
Owner occupied	4,036	17.5%	3,790	16.7%	3,497	16.9%

Commercial real estate:
Construction	3,779	16.4%	3,536	15.6%	2,916	14.1%
Term	4,032	17.5%	3,998	17.6%	3,614	17.4%

Consumer:
Home equity credit line	1,099	4.8%	1,104	4.9%	892	4.3%
1-4 family residential	4,155	18.0%	4,234	18.6%	4,057	19.6%
Bankcard and other revolving plans	211	0.9%	225	1.0%	183	0.9%
Other	490	2.1%	532	2.3%	697	3.4%

Other	305	1.3%	300	1.3%	291	1.4%

Total loans	$23,070	100.0%	$22,732	100.0%	$20,714	100.0%

The Company’s potential risk from concentration in owner occupied commercial loans is substantially reduced by the emphasis we place on lending programs sponsored by the Small Business Administration. On these types of loans, the Small Business Administration bears a major portion of the credit risk. In addition, the Company attempts to avoid the risk of an undue concentration of credits in a particular industry, trade group or property type. The Company also has no significant exposure to highly-leveraged transactions and the majority of the Company’s business activity is with customers located within the states of Utah, Idaho, California, Nevada, Arizona, Colorado, and Washington. Finally, the Company has no significant exposure to any individual customer or counterparty.

A more comprehensive discussion of our credit risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2004. In addition, as discussed in the following sections, the Company’s credit quality has improved to levels that have not been seen for the past eight years. We believe that the improvements cannot continue indefinitely and expect the credit quality indicators to respond accordingly.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the Company’s nonperforming assets:

(In millions)	March 31, 2005	December 31, 2004	March 31, 2004
Nonaccrual loans	$65	$72	$92
Restructured loans	1	–	–
Other real estate owned	10	12	17

Total	$76	$84	$109

% of net loans and leases* and other real estate owned	0.33%	0.37%	0.53%

Accruing loans past due 90 days or more	$20	$16	$26

% of net loans and leases*	0.09%	0.07%	0.13%

*	Includes loans held for sale.

Total nonperforming assets decreased 9.5% as of March 31, 2005 compared with the balance at December 31, 2004.

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

The Company’s total recorded investment in impaired loans was $39 million at March 31, 2005, compared with $41 million at December 31, 2004 and $40 million at March 31, 2004. Estimated losses on impaired loans are included in the allowance for loan losses. At March 31, 2005, the allowance for loan losses included $5 million for impaired loans with a recorded investment of $22 million. At December 31, 2004, the allowance included $9 million for impaired loans with a $27 million recorded investment, and at March 31, 2004 the allowance included $9 million for impaired loans with a $31 million recorded investment.

Allowances for Credit Losses

Allowance for Loan Losses – In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

•	expected losses on real estate secured loans;

•	new credit products and policies;

•	economic conditions;

•	concentrations of credit risk; and

•	experience and abilities of the Company’s lending personnel.

The allowance for consumer loans is determined using historically developed experience rates at which loans migrate from one delinquency level to the next higher level. Using average roll rates for the most recent twelve-month period and comparing projected losses to actual loss experience, the model estimates expected losses in dollars for the forecasted period. By refreshing the model with updated data, it is able to project losses for a new twelve-month period each month, segmenting the portfolio into nine product groupings with similar risk profiles. This new methodology is an accepted industry practice, and the Company believes it has a sufficient volume of information to produce reliable projections.

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(In millions)	Three Months Ended March 31, 2005	Twelve Months Ended December 31, 2004	Three Months Ended March 31, 2004
Loans* and leases outstanding (net of unearned income) at end of period	$22,967	$22,627	$20,621

Average loans* and leases outstanding (net of unearned income)	$22,676	$21,046	$20,118

Allowance for loan losses:
Balance at beginning of period	$271	$269	$269
Allowance of branches sold	–	(2)	(1)
Provision charged against earnings	9	44	11
Loans and leases charged-off:
Commercial lending	(5)	(35)	(5)
Commercial real estate	–	(1)	–
Consumer	(6)	(23)	(6)
Other receivables	–	(1)	–

Total	(11)	(60)	(11)

Recoveries:
Commercial lending	3	15	2
Consumer	2	5	1

Total	5	20	3

Net loan and lease charge-offs	(6)	(40)	(8)

Balance at end of period	$274	$271	$271

Ratio of annualized net charge-offs to average loans and leases	0.12%	0.19%	0.16%
Ratio of allowance for loan losses to net loans and leases at end of period	1.19%	1.20%	1.32%
Ratio of allowance for loan losses to nonperforming loans	416.13%	374.42%	293.95%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	320.89%	307.61%	229.84%

*	Includes loans held for sale.

ZIONS BANCORPORATION AND SUBSIDIARIES

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the preceding table for the periods presented. The same respective amounts for the fourth quarter of 2004 were $11.5 million and 0.21%.

The allowance for loan losses at the end of the first quarter of 2005 increased $2.8 million from the level at year-end 2004. However, the allowance attributable to the commercial loan portfolio increased $5.8 million compared with 2004. During the first quarter of 2005, the Company experienced a slight increase in the levels of its criticized and classified loans. As a result, the amount of the allowance for loan losses indicated for criticized and classified loans increased when compared to year-end 2004 by approximately $4.7 million. Both commercial real estate loans and the commercial lending portfolio contributed to this increase. In addition, we had a $1.9 million increase in the level of the allowance indicated for non criticized and classified loans as a result of $473 million of commercial and commercial real estate loan growth since year-end 2004. Approximately 59% of this growth was in the commercial real estate portfolio with about 41% in the commercial lending portfolio. The allowance for consumer loans at March 31, 2005 decreased by $3.9 million when compared to the allowance at the end of 2004 principally as a result of a $140 million reduction in the consumer portfolio.

Allowance for Unfunded Lending Commitments – The Company also estimates an allowance for potential losses associated with off-balance sheet commitments and standby letters of credit. We determine the allowance for unfunded lending commitments using a process that is similar to the one we use for commercial loans. Based on historical experience, we have developed experience-based loss factors that we apply to the Company’s unfunded lending commitments to estimate the potential for loss in that portfolio. These factors are generated from tracking commitments that become funded and develop into problem loans.

The following table sets forth the allowance for unfunded lending commitments:

(In millions)	Three Months Ended March 31, 2005	Twelve Months Ended December 31, 2004	Three Months Ended March 31, 2004
Balance at beginning of period	$12.7	$12.2	$12.2
Provision charged (credited) against earnings	1.7	0.5	(1.7)

Balance at end of period	$14.4	$12.7	$10.5

Commitments to extend credit on loans and standby letters of credit upon which the above allowances were calculated were $4.3 billion, $3.8 billion and $3.1 billion on March 31, 2005, December 31, 2004, and March 31, 2004, respectively.

The following table sets forth the combined allowances for credit losses.

(In millions)	March 31, 2005	December 31, 2004	March 31, 2004
Allowance for loan losses	$274	$271	$271
Allowance for unfunded lending commitments	14	13	11

Total allowances for credit losses	$288	$284	$282

ZIONS BANCORPORATION AND SUBSIDIARIES

Operational Risk Management

Operational risk is the potential for unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. In its ongoing efforts to identify and manage operational risk, the Company has created an Operating Risk Management Group, whose responsibility is to help Company management identify and monitor the key internal controls and processes that the Company has in place to mitigate operational risk. The Company has enhanced this Group by installing RiskResolve™ software, developed and marketed by Providus Software Solutions, Inc., a wholly-owned subsidiary. RiskResolve™ provides us with a tool by which processes and procedures that we have in place to manage operational risk can be documented in an on-line environment. With RiskResolve™ we have documented controls and the Control Self Assessment related to financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). We expect to continue enhancing the Company’s oversight of operational risk in 2005.

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

Interest Rate Risk – Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have net interest income tend to increase in a rising interest rate environment, which tends to mitigate any declines in the market value of equity due to higher discount rates. This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. We refer to this goal as being slightly “asset sensitive,” which we believe is the current situation.

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

We monitor interest rate risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the changes in the market values of equity in response to changes in interest rates. In the income simulation method, we analyze the changes in income in response to changes in interest rates. For income simulation, Company policy requires that net interest income be expected to decline by no more than 10% during one year if rates were to immediately rise or fall in parallel by 200 basis points. As of March 31, 2005, the results of the duration of equity and income simulation computations were not significantly different from those set forth in Zions’ Annual Report on Form 10-K for the year ended December 31, 2004.

ZIONS BANCORPORATION AND SUBSIDIARIES

Market Risk – Fixed Income – The Company engages in trading and market making of U.S. Treasury, U.S. Government Agency, municipal and corporate securities. This trading and market making exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

The Company monitors its risk in fixed income trading and market making through Value-at-Risk (“VAR”). VAR is the worst-case loss expected within a specified confidence level, based on statistical models using historical data. The models used by Zions to calculate its VAR are provided by Bloomberg. The confidence level used by Zions in this analysis is 99%, which means that losses larger than the VAR would only be expected on 1% of trading days (or approximately 2.5 trading days per year), assuming that the Company maintained the same VAR on a daily basis. Reports of trading income and losses and VAR measurements are reviewed with the Executive Committee of ZFNB on a monthly basis. For the three months ended March 31, 2005 and year ended December 31, 2004, the results of the VAR computations were as follows:

(In thousands)	Three months ended March 31, 2005	Year ended December 31, 2004
Value at Risk: (1)
Average daily VAR	$856	$730
Largest daily VAR during the period	1,292	1,348
Smallest daily VAR during the period	385	373

(1)	Does not include nonhedge derivative portfolios

The Company does not use VAR measurements to control risk for other than its market making, fixed income trading and nonhedge derivative portfolios.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

A more comprehensive discussion of the Company’s interest rate and market risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2004.

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

Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and the bank subsidiaries. For the first three months of 2005, operations contributed $261.3 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

During the first three months of 2005, the Parent received $79.0 million in dividends from its subsidiaries. At March 31, 2005, $354.5 million of dividend capacity was available for the subsidiaries to pay to the Parent without having to obtain regulatory approval.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company filed a registration statement with the Securities and Exchange Commission during the fourth quarter of 2004 for the issuance of up to $1.1 billion of debt securities of Zions Bancorporation, capital securities of Zions Capital Trust C and Zions Capital Trust D and junior subordinated debentures and guarantees related to the capital securities. As of March 31, 2005, the Company had all of the issuance capacity remaining under this registration statement.

The Parent also has a program to issue short-term commercial paper. At March 31, 2005, outstanding commercial paper was $142.2 million. In addition, the Parent has a $40 million secured revolving credit facility with a subsidiary bank. No amount was outstanding on this facility at March 31, 2005.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At March 31, 2005, these core deposits, in aggregate, constituted 93.9% of consolidated deposits, compared with 94.4% of consolidated deposits at December 31, 2004. For the first three months of 2005, increases in deposits resulted in net cash inflows of $586.8 million.

The Federal Home Loan Bank (“FHLB”) system is a significant source of liquidity for each of the Company’s subsidiary banks. ZFNB and Commerce are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first three months of 2005, the activity in short-term FHLB borrowings resulted in a net cash outflow of $145.3 million.

The Company uses asset securitizations to sell loans, which also provide an alternative source of funding for the subsidiaries and enhances their flexibility in meeting their funding needs. During the first quarter of 2005, loan sales (other than loans held for sale) provided $98.8 million in cash inflows and we expect that securitizations will continue to be a tool that we will use for liquidity management purposes.

ZIONS BANCORPORATION AND SUBSIDIARIES

While not considered a primary source of funding, the Company’s investment activities can also provide or use cash, depending on the asset-liability management posture that is being observed. For the first three months of 2005, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $177.1 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For the first quarter of 2005, loan growth resulted in a net cash outflow of $449.5 million.

At March 31, 2005, the Company managed approximately $3.0 billion of securitized assets that were originated or purchased by its subsidiary banks. Of these, approximately $1.7 billion were insured by a third party and held in Lockhart Funding, LLC, which is a qualifying special-purpose entity securities conduit and an important source of funding for the Company’s loans. ZFNB provides a Liquidity Facility for a fee to Lockhart, which purchases floating-rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. ZFNB also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility, ZFNB is required to purchase securities from Lockhart to provide funds for it to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption, as specified in the governing documents of Lockhart. In addition, pursuant to the governing documents, including the Liquidity Facility, if any security in Lockhart is downgraded below AA-, ZFNB must either 1) issue a letter of credit on the security, 2) obtain a credit enhancement on the security from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of ZFNB is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility.

At March 31, 2005, the book value of Lockhart’s securities portfolio was $5.0 billion, which approximated market value and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under this Liquidity Facility at March 31, 2005, December 31, 2004 or March 31, 2004. Lockhart is limited in size by program agreements, agreements with rating agencies and by the size of the Liquidity Facility.

The FASB has issued an Exposure Draft, Qualifying Special-Purpose Entities and Isolation of Transferred Assets, which would amend SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This new guidance proposes to change the requirements that an entity must meet to be considered a QSPE. It is possible that Lockhart may need to be restructured to preserve its off-balance-sheet status as a QSPE.

A more comprehensive discussion of our liquidity management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2004.

CAPITAL MANAGEMENT

Zions has a fundamental financial objective to consistently produce superior risk-adjusted returns on its shareholders’ capital. We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.

Total shareholders’ equity on March 31, 2005 and December 31, 2004 was $2.8 billion, up 7.6% from the $2.6 billion at March 31, 2004. The Company’s capital ratios were as follows as of the dates indicated:

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2005	December 31, 2004	March 31, 2004
Tangible common equity ratio	6.83%	6.80%	6.56%
Average common equity to average assets (three months ended)	8.87%	8.76%	8.65%

Risk-based capital ratios:
Tier 1 leverage	8.47%	8.31%	7.99%
Tier 1 risk-based capital	9.53%	9.35%	9.36%
Total risk-based capital	14.18%	14.05%	13.33%

During the first quarter of 2005, the Company repurchased 436,521 shares of common stock under repurchase programs approved by the Board of Directors at a cost of $30.1 million and an average price of $68.89 per share. As of March 31, 2005, the Company had $29.9 million remaining in its currently authorized share repurchase program.

Dividends paid of $0.36 per common share in the first quarter of 2005 represent a 20% increase over the dividends paid in the first quarter of 2004. For the first three months of 2005, the Company paid $32.6 million in common stock dividends compared to $28.2 million in the same period of 2004. This, coupled with the stock repurchases for the three months, resulted in our returning $62.6 million to shareholders in the first three months of 2005 out of total net income of $110.2 million, or 56.8%.

We continue to believe that the Company has adequate levels of capital in relation to its balance sheet size, business mix and levels of risk. As a result, we do not presently plan that the capital ratios will materially increase from their present levels. It is our belief that capital not considered necessary to support current and anticipated business should be returned to the Company’s shareholders through dividends and repurchases of its shares.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the first quarter of 2005.

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
January	67,553	$67.47	63,622	$55,708,278
February	310,145	69.02	305,295	34,638,687
March	68,972	69.65	67,604	29,930,252

Quarter	446,670	68.88	436,521

(1) Includes 10,149 mature shares tendered for exercise of stock options.

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Restated Bylaws of Zions Bancorporation dated July 19, 2004, incorporated by reference to Exhibit 3.5 of Form 10-K dated December 31, 2004.	*

10.1	Second Amendment to the Restated and Amended Zions Bancorporation Pension Plan dated September 4, 2003 (filed herewith).

10.2	Third Amendment to the Zions Bancorporation Pension Plan dated September 4, 2003 (filed herewith).

10.3	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan dated March 18, 2005 (filed herewith).

10.4	Fourth Amendment to the Restated and Amended Zions Bancorporation Pension Plan dated March 28, 2005 (filed herewith).

10.5	Standard Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.6	Standard Directors Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.7	Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

* Incorporated by reference

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIONS BANCORPORATION

/s/ HARRIS H. SIMMONS
Harris H. Simmons, Chairman, President and Chief Executive Officer

/s/ DOYLE L. ARNOLD
Doyle L. Arnold, Vice Chairman and Chief Financial Officer

Date: May 5, 2005