Form 10-Q
period 2005-06-30
ZIONS BANCORPORATION /UT/
filed 2005-08-08
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 26, 2005	90,078,005 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2005	December 31, 2004	June 30, 2004
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,232,527	$850,998	$1,124,832
Money market investments:
Interest-bearing deposits	11,004	1,251	3,767
Federal funds sold	52,327	130,086	57,115
Security resell agreements	537,327	461,750	770,139
Investment securities:
Held to maturity, at cost (approximate market value $649,808, $641,783 and $634,127)	649,888	641,659	642,504
Available for sale, at market	3,972,829	4,189,486	3,784,086
Trading account, at market (includes $102,916, $163,248 and $369,883 transferred as collateral under repurchase agreements)	282,082	290,070	601,583

	4,904,799	5,121,215	5,028,173
Loans:
Loans held for sale	207,123	196,736	140,982
Loans and leases	23,718,150	22,535,344	21,457,499

	23,925,273	22,732,080	21,598,481
Less:
Unearned income and fees, net of related costs	103,710	104,959	101,423
Allowance for loan losses	281,428	271,117	271,554

Loans and leases, net of allowance	23,540,135	22,356,004	21,225,504

Other noninterest-bearing investments	698,968	665,198	640,471
Premises and equipment, net	409,488	409,210	402,203
Goodwill	638,933	642,645	650,557
Core deposit and other intangibles	51,397	55,440	62,221
Other real estate owned	11,070	11,877	13,590
Other assets	787,319	764,160	915,753

	$32,875,294	$31,469,834	$30,894,325

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$7,577,450	$6,821,528	$6,585,035
Interest-bearing:
Savings and money market	13,195,200	13,349,347	12,838,974
Time under $100,000	1,468,017	1,387,784	1,419,984
Time $100,000 and over	1,557,978	1,294,109	1,272,225
Foreign	599,890	439,493	354,270

	24,398,535	23,292,261	22,470,488

Securities sold, not yet purchased	291,353	309,893	517,176
Federal funds purchased	1,593,010	1,841,092	1,056,695
Security repurchase agreements	755,676	683,984	1,024,427
Other liabilities	544,691	429,129	607,676
Commercial paper	75,393	165,447	188,612
Federal Home Loan Bank advances and other borrowings:
One year or less	314,643	15,949	416,630
Over one year	227,039	228,152	230,128
Long-term debt	1,712,381	1,690,589	1,724,321

Total liabilities	29,912,721	28,656,496	28,236,153

Minority interest	24,665	23,359	21,721
Shareholders’ equity:
Capital stock:
Preferred stock, without par value; authorized 3,000,000 shares; issued and outstanding, none	–	–	–
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 90,062,646, 89,829,947 and 89,752,384 shares	961,510	972,065	974,479
Retained earnings	1,994,015	1,830,064	1,680,240
Accumulated other comprehensive loss	(12,905)	(7,932)	(14,238)
Cost of shares held in trust for deferred compensation and other	(4,712)	(4,218)	(4,030)

Total shareholders’ equity	2,937,908	2,789,979	2,636,451

	$32,875,294	$31,469,834	$30,894,325

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$380,233	$296,330	$731,168	$584,706
Interest on loans held for sale	2,618	1,383	4,221	2,663
Lease financing	4,023	4,230	8,089	8,439
Interest on money market investments	6,041	3,077	10,679	6,535
Interest on securities:
Held to maturity – taxable	1,833	1,731	3,638	1,959
Held to maturity – nontaxable	6,008	5,872	11,991	6,770
Available for sale – taxable	49,102	37,169	96,022	75,038
Available for sale – nontaxable	834	1,208	1,690	7,300
Trading account	5,044	8,131	11,079	14,343

Total interest income	455,736	359,131	878,577	707,753

Interest expense:
Interest on savings and money market deposits	49,236	27,470	89,972	52,940
Interest on time and foreign deposits	24,557	14,091	44,444	28,133
Interest on borrowed funds	51,015	36,673	98,282	66,361

Total interest expense	124,808	78,234	232,698	147,434

Net interest income	330,928	280,897	645,879	560,319
Provision for loan losses	11,417	10,301	20,800	21,545

Net interest income after provision for loan losses	319,511	270,596	625,079	538,774

Noninterest income:
Service charges and fees on deposit accounts	31,406	33,419	62,188	66,174
Loan sales and servicing income	16,790	20,459	34,858	38,871
Other service charges, commissions and fees	28,205	26,418	54,920	51,538
Trust and investment management income	4,531	4,797	7,936	8,872
Income from securities conduit	8,617	8,880	17,436	17,578
Dividends and other investment income	7,436	8,545	15,444	16,640
Market making, trading and nonhedge derivative income	6,509	6,072	10,293	12,196
Equity securities losses, net	(2,778)	(5,302)	(4,165)	(9,333)
Fixed income securities gains (losses), net	(1,187)	2,220	146	2,137
Other	7,023	5,119	10,492	14,765

Total noninterest income	106,552	110,627	209,548	219,438

Noninterest expense:
Salaries and employee benefits	138,244	129,354	276,370	259,632
Occupancy, net	18,504	18,658	36,957	36,471
Furniture and equipment	16,260	16,768	32,179	32,716
Legal and professional services	7,967	9,893	16,217	17,107
Postage and supplies	6,798	6,309	13,286	12,957
Advertising	5,335	5,186	9,428	10,028
Impairment losses on long-lived assets	–	528	633	712
Restructuring charges	–	–	92	–
Amortization of core deposit and other intangibles	3,696	3,501	7,129	7,004
Provision for unfunded lending commitments	1,042	622	2,713	(1,117)
Other	44,820	39,157	86,997	76,804

Total noninterest expense	242,666	229,976	482,001	452,314

Income before income taxes and minority interest	183,397	151,247	352,626	305,898
Income taxes	66,330	54,631	126,079	109,345
Minority interest	(1,743)	(2,226)	(2,497)	(1,958)

Net income	$118,810	$98,842	$229,044	$198,511

Weighted average shares outstanding during the period:
Basic shares	89,846	89,589	89,861	89,657
Diluted shares	91,610	90,658	91,596	90,803

Net income per common share:
Basic	$1.32	$1.10	$2.55	$2.21
Diluted	1.30	1.09	2.50	2.19

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended June 30, 2005
			Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Investments, Retained Interests and Other	Net Unrealized Losses on Derivative Instruments	Minimum Pension Liability	Subtotal	Cost of Shares Held in Trust for Deferred Compensation and Other	Total Shareholders’ Equity
Balance, December 31, 2004	$972,065	$1,830,064	$19,774	$(9,493)	$(18,213)	$(7,932)	$(4,218)	$2,789,979
Comprehensive income:
Net income for the period		229,044						229,044
Other comprehensive income, net of tax:
Net realized and unrealized holding gains during the period, net of income tax expense of $1,728			2,790			2,790
Foreign currency translation			(1,123)			(1,123)
Reclassification for net realized gains recorded in operations, net of income tax expense of $94			(153)			(153)
Net unrealized losses on derivative instruments, net of reclassification to operations of $10,832 and income tax benefit of $4,074				(6,487)		(6,487)

Other comprehensive income (loss)			1,514	(6,487)	–	(4,973)		(4,973)

Total comprehensive income								224,071
Stock redeemed and retired	(80,058)							(80,058)
Restricted stock issued and stock options exercised, net of shares tendered and retired	69,503							69,503
Cash dividends – common, $.72 per share		(65,093)						(65,093)
Cost of shares held in trust for deferred compensation and other							(494)	(494)

Balance, June 30, 2005	$961,510	$1,994,015	$21,288	$(15,980)	$(18,213)	$(12,905)	$(4,712)	$2,937,908

	Six Months Ended June 30, 2004
			Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Investments, Retained Interests and Other	Net Unrealized Gains (Losses) on Derivative Instruments	Minimum Pension Liability	Subtotal	Cost of Shares Held in Trust for Deferred Compensation	Total Shareholders’ Equity
Balance, December 31, 2003	$985,904	$1,538,677	$24,015	$10,716	$(15,690)	$19,041	$(3,599)	$2,540,023
Comprehensive income:
Net income for the period		198,511						198,511
Other comprehensive income, net of tax:
Net realized and unrealized holding losses during the period, net of income tax benefit of $4,739			(7,610)			(7,610)
Reclassification for net realized gains recorded in operations, net of income tax expense of $723			(1,167)			(1,167)
Net unrealized losses on derivative instruments, net of reclassification to operations of $24,505 and income tax benefit of $15,447				(24,502)		(24,502)

Other comprehensive loss			(8,777)	(24,502)	–	(33,279)		(33,279)

Total comprehensive income								165,232
Stock redeemed and retired	(54,881)							(54,881)
Stock options exercised, net of shares tendered and retired	43,456							43,456
Cash dividends – common, $.62 per share		(56,948)						(56,948)
Cost of shares held in trust for deferred compensation							(431)	(431)

Balance, June 30, 2004	$974,479	$1,680,240	$15,238	$(13,786)	$(15,690)	$(14,238)	$(4,030)	$2,636,451

Total comprehensive income for the three months ended June 30, 2005 and 2004 was $156,629 and $42,378, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,810	$98,842	$229,044	$198,511
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment losses on long lived assets	–	528	633	712
Provision for loan losses	11,417	10,301	20,800	21,545
Depreciation of premises and equipment	14,755	14,559	29,442	29,473
Amortization	9,195	10,337	17,055	19,760
Deferred income tax benefit	(10,525)	(5,306)	(19,675)	(10,185)
Loss allocated to minority interest	(1,743)	(2,226)	(2,497)	(1,958)
Equity securities losses, net	2,778	5,302	4,165	9,333
Fixed income securities losses (gains), net	1,187	(2,220)	(146)	(2,137)
Net decrease (increase) in trading securities	21,387	(62,416)	7,988	(66,042)
Proceeds from sales of loans held for sale	248,032	119,646	459,323	212,275
Additions to loans held for sale	(259,207)	(72,466)	(459,492)	(171,262)
Net gains on sales of loans, leases and other assets	(9,840)	(13,043)	(21,364)	(28,087)
Net increase in cash surrender value of bank owned life insurance	(4,371)	(4,627)	(9,209)	(9,200)
Undistributed earnings of affiliates	(2,215)	(1,680)	(4,467)	(4,646)
Change in accrued income taxes	(58,113)	(82,990)	5,733	(18,299)
Change in accrued interest receivable	(12,941)	(4,569)	(4,650)	1,703
Change in other assets	59,046	154,314	1,273	(80,703)
Change in other liabilities	(14,341)	(179,049)	113,903	(16)
Change in accrued interest payable	(3,932)	1,437	2,199	3,264
Other, net	4,020	8,405	4,663	9,601

Net cash provided by (used in) operating activities	113,399	(6,921)	374,721	113,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	(594)	239,855	(7,571)	(25,765)
Proceeds from maturities of investment securities held to maturity	18,201	30,734	55,450	31,473
Purchases of investment securities held to maturity	(32,243)	(31,550)	(63,539)	(37,200)
Proceeds from sales of investment securities available for sale	222,515	961,191	656,272	2,276,192
Proceeds from maturities of investment securities available for sale	513,732	235,625	966,872	403,315
Purchases of investment securities available for sale	(691,791)	(1,174,227)	(1,407,518)	(2,674,241)
Proceeds from sales of loans and leases	120,323	128,375	219,095	228,173
Net increase in loans and leases	(983,796)	(1,062,007)	(1,433,255)	(1,884,780)
Net increase in other noninterest-bearing investments	(1,460)	(28,522)	(993)	(26,160)
Proceeds from sales of premises and equipment	518	1,157	1,988	7,513
Purchases of premises and equipment	(17,868)	(13,471)	(32,751)	(28,831)
Proceeds from sales of other real estate owned	5,509	4,070	10,552	9,122
Net cash received from acquisitions	–	1,076	–	1,076
Net cash paid for net liabilities on branches sold	(16,076)	–	(16,076)	(16,748)

Net cash used in investing activities	(863,030)	(707,694)	(1,051,474)	(1,736,861)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$543,297	$984,608	$1,130,124	$1,624,645
Net change in short-term funds borrowed	399,943	(346,749)	13,710	(45,539)
Payments on FHLB advances and other borrowings over one year	(556)	(644)	(1,113)	(1,312)
Proceeds from issuance of long-term debt	–	300,000	–	300,000
Debt issuance costs	–	(1,688)	–	(1,688)
Payments on long-term debt	–	(125,002)	–	(175,003)
Proceeds from issuance of common stock	36,502	23,972	60,712	39,426
Payments to redeem common stock	(49,988)	(25,007)	(80,058)	(54,881)
Dividends paid	(32,522)	(28,778)	(65,093)	(56,948)

Net cash provided by financing activities	896,676	780,712	1,058,282	1,628,700

Net increase in cash and due from banks	147,045	66,097	381,529	5,481
Cash and due from banks at beginning of period	1,085,482	1,058,735	850,998	1,119,351

Cash and due from banks at end of period	$1,232,527	$1,124,832	$1,232,527	$1,124,832

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$129,485	$77,439	$228,034	$141,688
Income taxes	133,675	135,847	134,033	135,884
Loans transferred to other real estate owned	6,250	1,356	10,494	5,538
Investment securities available for sale transferred to investment securities held to maturity	–	36,115	–	636,494

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2005

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

Certain prior period amounts have been reclassified to conform to the current period presentation. This includes a reclassification of certain fees previously classified as interest and fees on loans in interest income to other service charges, commissions and fees in noninterest income. For the three- and six-month periods ended June 30, 2004, the amounts reclassified were $3.3 million and $6.1 million, which had the effect of reducing the net interest margin from 4.20% to 4.15% and from 4.26% to 4.21% for the respective periods. There was no impact on net income.

Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2004 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.    OTHER RECENT ACCOUNTING PRONOUNCEMENT

The American Institute of Certified Public Accountants has issued Statement of Position 03-3, (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004. Management is not able at this time to determine the effect SOP 03-3 will have on the pending acquisition discussed in Note 7.

ZIONS BANCORPORATION AND SUBSIDIARIES

3.    SHARE-BASED COMPENSATION

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

The impact on net income and net income per common share if we had applied the provisions of SFAS 123 to share-based payments was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$118,810	$98,842	$229,044	$198,511
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,991)	(2,561)	(4,454)	(5,684)

Pro forma net income	$116,819	$96,281	$224,590	$192,827

Net income per common share:
Basic – as reported	$1.32	$1.10	$2.55	$2.21
Basic – pro forma	1.30	1.07	2.50	2.15

Diluted – as reported	1.30	1.09	2.50	2.19
Diluted – pro forma	1.28	1.06	2.45	2.12

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies for interim or annual periods beginning after June 15, 2005. On April 15, 2005, the Securities and Exchange Commission announced that it was amending Regulation S-X to provide up to a six-month delay for the adoption of SFAS 123R, or January 1, 2006 for calendar year public companies. The Company expects to adopt SFAS 123R on January 1, 2006.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our reported results of operations, although it will have no impact on our overall financial position. The impact of adopting SFAS 123R cannot be predicted at this time because it will depend on levels of share-based awards granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as previously described in the disclosure of pro forma net income and net income per common share.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior years for such excess tax deductions has not been significant.

In May 2005, we filed with the Securities and Exchange Commission to register 8.9 million shares of our common stock in connection with the Zions Bancorporation 2005 Stock Option and Incentive Plan. Awards under this plan are granted to officers, employees, directors, and other designated individuals, and may be in the form of incentive and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock, and other types of awards. No new awards will be granted under the Company’s Key Employee Incentive Stock Option Plan, 1998 Non-Qualified Stock Option and Incentive Plan, or 1996 Non-Employee Directors Stock Option Plan.

4.    GUARANTEES

The following are guarantees issued by the Company (in thousands):

	June 30, 2005	December 31, 2004
Standby letters of credit:
Financial	$641,182	$646,489
Performance	169,730	136,660

	$810,912	$783,149

The Company’s Annual Report on Form 10-K for the year ended December 31, 2004 contains further information on the nature of these letters of credit along with their terms and collateral requirements. At June 30, 2005, the carrying value recorded by the Company as a liability for these guarantees was $3.8 million.

As of June 30, 2005, the Parent has guaranteed approximately $580.3 million of debt issued by a subsidiary and by affiliated trusts issuing trust preferred securities. The trusts and related trust preferred securities are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Zions First National Bank (“ZFNB”) provides a liquidity facility (“Liquidity Facility”) for a fee to Lockhart Funding, LLC (“Lockhart”), a qualifying special-purpose entity securities conduit. Lockhart purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. ZFNB also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility contract, ZFNB is required to purchase securities from Lockhart to provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Pursuant to the governing documents, including the liquidity agreement, if any

ZIONS BANCORPORATION AND SUBSIDIARIES

security in Lockhart is downgraded below AA-, ZFNB may 1) place its letter of credit on the security, or 2) obtain credit enhancement from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of ZFNB is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility commitment. At June 30, 2005, the book value of Lockhart’s securities portfolio was $5.0 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under the Liquidity Facility at June 30, 2005.

In June 2005 under the Liquidity Facility contract, ZFNB repurchased a bond security from Lockhart at its book value of $12.4 million because of a rating downgrade. ZFNB recognized an impairment loss of $1.6 million, which was included in fixed income securities gains (losses) for the three months ended June 30, 2005. This security is still rated as investment grade and ZFNB expects to recover its investment plus contractual interest.

The FASB has proposed various guidance to amend SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This new guidance, among other things, proposes to change the requirements that an entity must meet to be considered a qualifying special-purpose entity. It is possible that Lockhart may need to be restructured to preserve its off-balance sheet status as a qualifying special-purpose entity.

5.    RETIREMENT PLANS

The following disclosures are required for interim financial statements by SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits (in thousands):

	Pension Benefits		Postretirement Benefits		Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$133	$175	$29	$25	$286	$350	$60	$50
Interest cost	1,990	2,125	86	125	4,269	4,250	175	250
Expected return on plan assets	(2,428)	(2,425)	–	–	(5,209)	(4,850)	–	–
Amortization of prior service cost	–	–	–	25	–	–	–	50
Amortization of net actuarial (gain) loss	336	325	(86)	(75)	720	650	(175)	(150)

Net periodic benefit cost	$31	$200	$29	$100	$66	$400	$60	$200

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, we expected to contribute $654 thousand in 2005 to meet estimated benefit payments to participants in our postretirement medical plan. As of June 30, 2005, we have contributed $327 thousand of this amount and expect to contribute the remaining portion during the rest of 2005. We did not expect to make any contributions to the pension plan in 2005 and have not done so as of June 30, 2005.

ZIONS BANCORPORATION AND SUBSIDIARIES

6.    GOODWILL

In March 2005, goodwill relating to the California Bank & Trust banking subsidiary was reduced by $3.7 million. This reduction resulted from the recognition of a portion of acquired state net operating loss carryforward benefits. A state examination covering certain years in which some of the net operating loss carryforwards were claimed had closed, allowing for the recognition of the reduction in goodwill during the six months ended June 30, 2005. This accounting follows the guidance of SFAS No. 109, Accounting for Income Taxes. There was no impact on net income.

7.    SUBSEQUENT EVENT

On July 6, 2005, the Company and Amegy Bancorporation, Inc., headquartered in Houston, Texas, announced that they had signed a definitive agreement under which the Company will acquire all of the outstanding common stock of Amegy. Consideration valued on that date would consist of approximately $600 million in cash and approximately 14.25 million shares of the Company’s common stock prior to the effect of any outstanding options, or a total estimated transaction value of approximately $1.7 billion. The acquisition is subject to approval by banking regulators and by Amegy’s shareholders. It is expected to close during the fourth quarter of 2005. Upon completion of the transaction, Amegy will operate under its current name, charter and management as a separate banking subsidiary of the Company. At June 30, 2005, Amegy had assets of approximately $7.7 billion and shareholders’ equity of approximately $0.6 billion.

8.    OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. We operate six community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions First National Bank (“ZFNB”) operates 110 branches in Utah and 23 in Idaho. California Bank & Trust (“CB&T”) operates 91 branches in California. Nevada State Bank (“NSB”) operates 69 branches in Nevada. National Bank of Arizona (“NBA”) operates 53 branches in Arizona. Vectra Bank Colorado (“Vectra”) operates 40 branches in Colorado and one branch in New Mexico. The Commerce Bank of Washington (“Commerce”) operates one branch in the state of Washington. The operating segment identified as “Other” includes the parent company, other smaller nonbank operating units, and eliminations of transactions between segments.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended June 30, 2005 and 2004:

	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona
(In millions)	2005	2004	2005	2004	2005	2004	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$102.2	$84.1	$110.3	$95.5	$40.3	$33.6	$44.9	$32.3
Hedge income recorded directly at subsidiary	0.8	5.4	0.9	4.2	0.4	0.5	0.5	–
Allocated hedge income	(0.1)	(4.8)	–	–	–	0.5	–	1.2

Net interest income	102.9	84.7	111.2	99.7	40.7	34.6	45.4	33.5
Provision for loan losses	6.9	6.2	1.0	1.5	0.5	1.1	2.1	0.7

Net interest income after provision for loan losses	96.0	78.5	110.2	98.2	40.2	33.5	43.3	32.8
Noninterest income	68.1	67.8	18.8	19.4	7.8	7.7	4.9	5.0
Noninterest expense	95.3	85.9	60.8	58.8	26.4	23.9	24.8	21.3

Income before income taxes and minority interest	68.8	60.4	68.2	58.8	21.6	17.3	23.4	16.5
Income tax expense (benefit)	23.4	20.5	27.6	23.7	7.4	6.0	9.2	6.5
Minority interest	–	–	–	–	–	–	–	–

Net income (loss)	$45.4	$39.9	$40.6	$35.1	$14.2	$11.3	$14.2	$10.0

AVERAGE BALANCE SHEET DATA
Assets	$12,418	$12,503	$10,108	$9,567	$3,479	$3,144	$3,804	$3,126
Net loans and leases	8,294	7,295	7,127	6,677	2,678	2,338	3,293	2,557
Deposits	8,309	7,466	8,418	7,831	3,028	2,769	3,223	2,713
Shareholder’s equity	772	734	1,038	993	224	202	278	241

	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company
(In millions)	2005	2004	2005	2004	2005	2004	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$21.8	$19.6	$7.4	$5.7	$0.4	$(2.1)	$327.3	$268.7
Hedge income recorded directly at subsidiary	0.5	1.6	–	0.5	0.5	–	3.6	12.2
Allocated hedge income	0.1	2.3	–	0.8	–	–	–	–

Net interest income	22.4	23.5	7.4	7.0	0.9	(2.1)	330.9	280.9
Provision for loan losses	0.6	0.6	0.3	0.2	–	–	11.4	10.3

Net interest income after provision for loan losses	21.8	22.9	7.1	6.8	0.9	(2.1)	319.5	270.6
Noninterest income	6.8	7.7	0.4	0.3	(0.3)	2.7	106.5	110.6
Noninterest expense	21.5	23.1	3.1	2.9	10.8	14.1	242.7	230.0

Income before income taxes and minority interest	7.1	7.5	4.4	4.2	(10.2)	(13.5)	183.3	151.2
Income tax expense (benefit)	2.5	2.8	1.3	1.3	(5.1)	(6.2)	66.3	54.6
Minority interest	–	–	–	–	(1.8)	(2.2)	(1.8)	(2.2)

Net income (loss)	$4.6	$4.7	$3.1	$2.9	$(3.3)	$(5.1)	$118.8	$98.8

AVERAGE BALANCE SHEET DATA
Assets	$2,296	$2,456	$777	$708	$(371)	$(463)	$32,511	$31,041
Net loans and leases	1,480	1,647	369	340	90	116	23,331	20,970
Deposits	1,565	1,690	424	437	(1,179)	(1,265)	23,788	21,641
Shareholder’s equity	318	358	50	49	197	41	2,877	2,618

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the six months ended June 30, 2005 and 2004:

	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona
(In millions)	2005	2004	2005	2004	2005	2004	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$196.5	$165.5	$217.6	$190.2	$79.2	$65.9	$86.5	$63.7
Hedge income recorded directly at subsidiary	2.9	12.0	2.9	7.6	0.9	0.8	0.9	0.2
Allocated hedge income	(1.2)	(10.6)	–	–	0.1	1.1	0.3	2.7

Net interest income	198.2	166.9	220.5	197.8	80.2	67.8	87.7	66.6
Provision for loan losses	13.7	11.7	2.5	3.0	0.5	2.7	2.9	2.0

Net interest income after provision for loan losses	184.5	155.2	218.0	194.8	79.7	65.1	84.8	64.6
Noninterest income	131.4	135.5	37.6	38.9	15.7	15.6	10.5	11.5
Noninterest expense	188.0	167.2	123.3	116.3	51.1	46.8	47.7	41.6

Income before income taxes and minority interest	127.9	123.5	132.3	117.4	44.3	33.9	47.6	34.5
Income tax expense (benefit)	42.1	41.6	53.4	47.3	15.3	11.7	19.0	13.7
Minority interest	(0.1)	(0.3)	–	–	–	–	–	–

Net income (loss)	$85.9	$82.2	$78.9	$70.1	$29.0	$22.2	$28.6	$20.8

AVERAGE BALANCE SHEET DATA
Assets	$12,301	$12,246	$10,129	$9,454	$3,429	$3,060	$3,726	$3,057
Net loans and leases	8,134	7,105	7,109	6,594	2,622	2,253	3,212	2,489
Deposits	8,190	7,351	8,360	7,727	2,992	2,686	3,171	2,632
Shareholder’s equity	761	739	1,042	986	225	201	274	241

	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company
(In millions)	2005	2004	2005	2004	2005	2004	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$42.1	$39.5	$14.0	$11.0	$(0.8)	$–	$635.1	$535.8
Hedge income recorded directly at subsidiary	1.6	3.0	0.2	0.9	1.4	–	10.8	24.5
Allocated hedge income	0.6	5.0	0.2	1.8	–	–	–	–

Net interest income	44.3	47.5	14.4	13.7	0.6	–	645.9	560.3
Provision for loan losses	0.6	1.6	0.6	0.5	–	–	20.8	21.5

Net interest income after provision for loan losses	43.7	45.9	13.8	13.2	0.6	–	625.1	538.8
Noninterest income	13.5	14.8	0.8	0.9	–	2.2	209.5	219.4
Noninterest expense	43.3	46.3	6.2	5.7	22.4	28.4	482.0	452.3

Income before income taxes and minority interest	13.9	14.4	8.4	8.4	(21.8)	(26.2)	352.6	305.9
Income tax expense (benefit)	4.9	5.2	2.6	2.8	(11.2)	(13.0)	126.1	109.3
Minority interest	–	–	–	–	(2.4)	(1.6)	(2.5)	(1.9)

Net income (loss)	$9.0	$9.2	$5.8	$5.6	$(8.2)	$(11.6)	$229.0	$198.5

AVERAGE BALANCE SHEET DATA
Assets	$2,291	$2,464	$751	$706	$(444)	$(555)	$32,183	$30,432
Net loans and leases	1,464	1,651	372	335	92	117	23,005	20,544
Deposits	1,565	1,697	423	440	(1,194)	(1,271)	23,507	21,262
Shareholder’s equity	320	368	50	50	179	14	2,851	2,599

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except per share and ratio data)	2005	2004	% Change	2005	2004	% Change
EARNINGS
Taxable-equivalent net interest income	$336,088	$286,282	17.40%	$656,208	$571,135	14.90%
Taxable-equivalent revenue	442,640	396,909	11.52%	865,756	790,573	9.51%
Net interest income	330,928	280,897	17.81%	645,879	560,319	15.27%
Noninterest income	106,552	110,627	(3.68)%	209,548	219,438	(4.51)%
Provision for loan losses	11,417	10,301	10.83%	20,800	21,545	(3.46)%
Noninterest expense	242,666	229,976	5.52%	482,001	452,314	6.56%
Income before income taxes and minority interest	183,397	151,247	21.26%	352,626	305,898	15.28%
Income taxes	66,330	54,631	21.41%	126,079	109,345	15.30%
Minority interest	(1,743)	(2,226)	(21.70)%	(2,497)	(1,958)	27.53%
Net income	118,810	98,842	20.20%	229,044	198,511	15.38%

PER COMMON SHARE
Net income (diluted)	1.30	1.09	19.27%	2.50	2.19	14.16%
Dividends	0.36	0.32	12.50%	0.72	0.62	16.13%
Book value				32.62	29.37	11.07%

SELECTED RATIOS
Return on average assets	1.47%	1.28%		1.44%	1.31%
Return on average common equity	16.56%	15.18%		16.20%	15.36%
Efficiency ratio	54.82%	57.94%		55.67%	57.21%
Net interest margin	4.60%	4.15%		4.57%	4.21%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except share and ratio data)	2005	2004	% Change	2005	2004	% Change
AVERAGE BALANCES
Total assets	$32,510,692	$31,040,639	4.74%	$32,182,658	$30,431,786	5.75%
Securities	5,091,552	5,224,576	(2.55)%	5,141,496	5,156,227	(0.29)%
Net loans and leases	23,330,670	20,969,643	11.26%	23,004,945	20,543,659	11.98%
Goodwill	638,932	650,160	(1.73)%	640,758	651,919	(1.71)%
Core deposit and other intangibles	53,011	67,031	(20.92)%	54,822	68,492	(19.96)%
Total deposits	23,787,985	21,640,762	9.92%	23,507,308	21,262,342	10.56%
Core deposits (1)	22,248,291	20,409,823	9.01%	22,044,385	20,045,071	9.97%
Minority interest	24,726	21,750	13.68%	24,787	21,781	13.80%
Shareholders’ equity	2,877,374	2,618,259	9.90%	2,851,269	2,598,569	9.72%

Weighted average common and common-equivalent shares outstanding	91,610,296	90,658,259	1.05%	91,596,314	90,803,003	0.87%

AT PERIOD END
Total assets				32,875,294	30,894,325	6.41%
Securities				4,904,799	5,028,173	(2.45)%
Net loans and leases				23,821,563	21,497,058	10.81%
Sold loans being serviced (2)				2,910,182	2,643,927	10.07%
Allowance for loan losses				281,428	271,554	3.64%
Allowance for unfunded lending commitments				15,395	11,098	38.72%
Goodwill				638,933	650,557	(1.79)%
Core deposit and other intangibles				51,397	62,221	(17.40)%
Total deposits				24,398,535	22,470,488	8.58%
Core deposits (1)				22,840,557	21,198,263	7.75%
Minority interest				24,665	21,721	13.55%
Shareholders’ equity				2,937,908	2,636,451	11.43%

Common shares outstanding				90,062,646	89,752,384	0.35%

Average equity to average assets	8.85%	8.43%		8.86%	.54%
Common dividend payout	27.37%	29.12%		28.42%	28.69%
Tangible common equity ratio				6.98%	6.37%
Nonperforming assets				73,680	106,750	(30.98)%
Accruing loans past due 90 days or more				13,183	18,109	(27.20)%
Nonperforming assets to net loans and leases and other real estate owned at period end				0.31%	0.50%

(1)	Amount consists of total deposits excluding time deposits $100,000 and over.
(2)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

•	the Company’s ability to successfully execute its business plans and achieve its objectives;

•	changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events;

•	changes in financial market conditions, either nationally or locally in areas in which the Company conducts its operations, including without limitation, reduced rates of business formation and growth and commercial real estate development;

•	fluctuations in the equity and fixed-income markets;

•	changes in interest rates;

•	acquisitions and integration of acquired businesses;

•	increases in the levels of losses, customer bankruptcies, claims and assessments;

•	changes in fiscal, monetary, regulatory, trade and tax policies and laws;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	inflation and deflation;

•	technological changes;

•	legislation or regulatory changes, which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations; and

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies.

In addition, the following factors relating to the Company’s proposed acquisition of Amegy Bancorporation, Inc., among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the businesses of Zions Bancorporation and Amegy Bancorporation may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; (2) the expected growth opportunities and cost savings from the merger may not be fully realized or may take longer to realize than expected; (3) operating costs, customer losses and business disruption following the merger, including adverse effects on

ZIONS BANCORPORATION AND SUBSIDIARIES

relationships with employees, may be greater than expected; (4) governmental approvals of the merger may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger; and (5) the stockholders of Amegy Bancorporation may fail to approve the merger.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the 2004 Annual Reports on Form 10-K of Zions Bancorporation and Amegy Bancorporation, Inc. filed with the Securities and Exchange Commission (“SEC”) and available at the SEC’s Internet site (http://www.sec.gov).

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

RESULTS OF OPERATIONS

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “Zions,” “the Company,” “we,” “our”) reported net income of $118.8 million, or $1.30 per diluted share for the second quarter of 2005 compared with $98.8 million, or $1.09 per diluted share for the second quarter of 2004. The annualized return on average assets was 1.47% in the second quarter of 2005 compared to 1.28% in the second quarter of 2004. For the same comparative periods, the annualized return on average common equity was 16.56% compared to 15.18%. In addition, the efficiency ratio, which is defined as the percentage of noninterest expenses to taxable-equivalent revenue, was 54.8% compared to 57.9% for the second quarter of 2004.

Net income for the first six months of 2005 was $229.0 million or $2.50 per diluted share, compared to $198.5 million or $2.19 per diluted share for the first six months of 2004. For the first six months of 2005, the annualized return on average assets was 1.44% compared to 1.31% for the same period of 2004. For the same comparative periods, the annualized return on average common equity was 16.20% compared to 15.36%. The efficiency ratio for the first six months was 55.7% compared to 57.2% for 2004.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the second quarter of 2005 increased 17.4% to $336.1 million compared with $286.3 million for the comparable period of 2004. The increase reflects growth in both loans and deposits coupled with the effect of an increase in the net interest margin. For the first six months of 2005, net interest income on a fully taxable-equivalent basis was $656.2 million, an increase of 14.9% compared to $571.1 million in 2004. The incremental tax rate used for calculating all taxable-equivalent adjustments is 35% for all periods presented.

The Company’s net interest margin was 4.60% for the second quarter of 2005, compared to 4.53% for the first quarter of 2005 and 4.15% for the second quarter of 2004. Since the middle of 2004, the margin has been positively impacted by the benefits of increasing noninterest-bearing demand deposits and the increasing spreads earned on those deposits. Also, decreases in lower-yielding short-term investments were used to fund higher-yielding loans. The increase in the margin for the second quarter of 2005 continued to be influenced by solid loan growth funded by core deposits, primarily new demand deposits. During the first

ZIONS BANCORPORATION AND SUBSIDIARIES

quarter of 2005, the Company reclassified certain fees from interest income to “Other service charges, commissions and fees” in noninterest income. This had the effect of reducing the net interest margin by four to six basis points in this and prior quarters. Prior quarters have also been reclassified for comparability. While the margin has increased over the past four quarters, we do not expect it to continue to expand and it should now become relatively stable and may even decline slightly.

The yield on average earning assets increased 102 basis points during the second quarter of 2005 compared to the same period in 2004. The average rate paid this quarter on interest-bearing funds increased 83 basis points from the second quarter of 2004. The spread on average interest-bearing funds for the second quarter of 2005 was 4.03%, up from 3.84% for the second quarter of 2004. Comparing the first six months of 2005 with 2004, the yield on average earning assets increased 88 basis points, while the cost of interest-bearing funds increased 76 basis points.

The Federal Reserve continued to monitor the economic environment and raised interest rates twice during the quarter by a combined 0.50%. These increases were followed by corresponding increases in the prime rate charged by most major banks, including Zions’ subsidiary banks. The Federal Reserve has indicated that it will continue its monitoring process and implement additional rate changes as appropriate. However, the size and timing of any such changes are uncertain at this time. The Company expects to continue its efforts to maintain a slightly “asset sensitive” position with regard to interest rate risk. However, its actual position is highly dependent upon changes in both short-term and long-term interest rates, as well as the actual actions of competitors and customers in response to those changes.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
(In thousands)	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate
ASSETS
Money market investments	$862,354	$6,041	2.81%	$1,544,884	$3,077	0.80%
Securities:
Held to maturity	641,161	11,076	6.93%	622,519	10,764	6.95%
Available for sale	3,941,109	50,385	5.13%	3,827,182	39,028	4.10%
Trading account	509,282	5,044	3.97%	774,875	8,131	4.22%

Total securities	5,091,552	66,505	5.24%	5,224,576	57,923	4.46%

Loans:
Loans held for sale	198,547	2,618	5.29%	174,680	1,383	3.18%
Net loans and leases (2)	23,132,123	385,732	6.69%	20,794,963	302,133	5.84%

Total loans and leases	23,330,670	388,350	6.68%	20,969,643	303,516	5.82%

Total interest-earning assets	29,284,576	460,896	6.31%	27,739,103	364,516	5.29%

Cash and due from banks	1,076,691			991,117
Allowance for loan losses	(278,262)			(271,633)
Goodwill	638,932			650,160
Core deposit and other intangibles	53,011			67,031
Other assets	1,735,744			1,864,861

Total assets	$32,510,692			$31,040,639

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$3,385,042	6,799	0.81%	$3,367,286	5,083	0.61%
Money market super NOW	9,695,959	42,437	1.76%	9,185,946	22,387	0.98%
Time under $100,000	1,452,392	9,420	2.60%	1,448,504	6,539	1.82%
Time $100,000 and over	1,539,694	11,528	3.00%	1,230,939	6,830	2.23%
Foreign	554,042	3,609	2.61%	284,825	722	1.02%

Total interest-bearing deposits	16,627,129	73,793	1.78%	15,517,500	41,561	1.08%

Borrowed funds:
Securities sold, not yet purchased	509,818	4,733	3.72%	691,076	6,536	3.80%
Federal funds purchased and security repurchase agreements	2,347,220	15,263	2.61%	2,988,215	7,034	0.95%
Commercial paper	160,609	1,246	3.11%	189,554	578	1.23%
FHLB advances and other borrowings:
One year or less	378,659	2,910	3.08%	418,733	1,143	1.10%
Over one year	227,318	2,863	5.05%	230,424	2,910	5.08%
Long-term debt	1,691,507	24,000	5.69%	1,650,512	18,472	4.50%

Total borrowed funds	5,315,131	51,015	3.85%	6,168,514	36,673	2.39%

Total interest-bearing liabilities	21,942,260	124,808	2.28%	21,686,014	78,234	1.45%

Noninterest-bearing deposits	7,160,856			6,123,262
Other liabilities	505,476			591,354

Total liabilities	29,608,592			28,400,630
Minority interest	24,726			21,750
Total shareholders’ equity	2,877,374			2,618,259

Total liabilities and shareholders’ equity	$32,510,692			$31,040,639

Spread on average interest-bearing funds			4.03%			3.84%
Taxable-equivalent net interest income and net yield on interest-earning assets		$336,088	4.60%		$286,282	4.15%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (Continued)

(Unaudited)

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(In thousands)	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate
ASSETS
Money market investments	$839,375	$10,679	2.57%	$1,561,982	$6,535	0.84%
Securities:
Held to maturity	639,249	22,086	6.97%	359,726	12,374	6.92%
Available for sale	3,945,609	98,622	5.04%	4,058,380	86,269	4.27%
Trading account	556,638	11,079	4.01%	738,121	14,343	3.91%

Total securities	5,141,496	131,787	5.17%	5,156,227	112,986	4.41%

Loans:
Loans held for sale	192,084	4,221	4.43%	174,362	2,663	3.07%
Net loans and leases (2)	22,812,861	742,219	6.56%	20,369,297	596,385	5.89%

Total loans and leases	23,004,945	746,440	6.54%	20,543,659	599,048	5.86%

Total interest-earning assets	28,985,816	888,906	6.18%	27,261,868	718,569	5.30%

Cash and due from banks	1,047,569			981,559
Allowance for loan losses	(275,803)			(271,438)
Goodwill	640,758			651,919
Core deposit and other intangibles	54,822			68,492
Other assets	1,729,496			1,739,386

Total assets	$32,182,658			$30,431,786

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$3,386,378	12,884	0.77%	$3,317,978	10,039	0.61%
Money market super NOW	9,758,076	77,088	1.59%	9,061,645	42,901	0.95%
Time under $100,000	1,434,241	17,457	2.45%	1,470,942	13,422	1.83%
Time $100,000 and over	1,462,923	20,826	2.87%	1,217,271	13,458	2.22%
Foreign	501,812	6,161	2.48%	271,173	1,253	0.93%

Total interest-bearing deposits	16,543,430	134,416	1.64%	15,339,009	81,073	1.06%

Borrowed funds:
Securities sold, not yet purchased	508,873	9,243	3.66%	634,722	12,017	3.81%
Federal funds purchased and security repurchase agreements	2,379,959	28,415	2.41%	2,928,308	13,416	0.92%
Commercial paper	152,889	2,177	2.87%	212,531	1,301	1.23%
FHLB advances and other borrowings:
One year or less	352,330	4,946	2.83%	422,651	2,306	1.10%
Over one year	227,590	5,702	5.05%	230,659	5,830	5.08%
Long-term debt	1,691,118	47,799	5.70%	1,623,316	31,491	3.90%

Total borrowed funds	5,312,759	98,282	3.73%	6,052,187	66,361	2.21%

Total interest-bearing liabilities	21,856,189	232,698	2.15%	21,391,196	147,434	1.39%

Noninterest-bearing deposits	6,963,878			5,923,333
Other liabilities	486,535			496,907

Total liabilities	29,306,602			27,811,436
Minority interest	24,787			21,781
Total shareholders’ equity	2,851,269			2,598,569

Total liabilities and shareholders’ equity	$32,182,658			$30,431,786

Spread on average interest-bearing funds			4.03%			3.91%
Taxable-equivalent net interest income and net yield on interest-earning assets		$656,208	4.57%		$571,135	4.21%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the portfolio. The provision for unfunded lending commitments is used to maintain the allowance for unfunded lending commitments at an adequate level. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan and lease losses and unfunded lending commitments.

The provision for loan losses for the second quarter was $11.4 million compared to $10.3 million for the same period in 2004. On an annualized basis, the provision was 0.20% of average loans for the second quarters of both 2005 and 2004. The provision for unfunded lending commitments was $1.0 million for the second quarter of 2005 compared to $0.6 million for the same period of 2004. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and fundings. The related provision will generally reflect these fluctuations. When combined, the provisions for credit losses for the second quarter of 2005 were $12.5 million compared to $10.9 million for the second quarter of 2004.

The provision for loan losses for the first six months of 2005 was $20.8 million, 3.5% less than the $21.5 million provision for the first six months of 2004. The relative low level of the provision corresponds to the general good credit quality that the Company is experiencing. However, we do not expect that the provision for loan losses can remain at these low levels indefinitely and we believe that the provision may increase at some point in the future. The provision for unfunded lending commitments was $2.7 million for the first half of 2005 compared to ($1.1) million for the same period in 2004, in part reflecting the rising levels of unfunded commitments resulting from the current strong levels of new commitment originations.

Noninterest Income

Compared with the second quarter of 2004, noninterest income for the second quarter of 2005 decreased 3.7%, or $4.1 million. Service charges and fees on deposit accounts decreased 6.0% from the second quarter of 2004. The decline was primarily the result of higher earnings credit rates on commercial transaction accounts as market interest rates continued to rise, and to a lesser extent, lower other fees on consumer accounts. Loan sales and servicing income declined 17.9% compared to the second quarter 2004 mainly as a result of a decision to sell fewer small business loans and decreased gains from sales of residential mortgages and other loans. Other service charges, commissions and fees increased 6.8% reflecting increases in investment fees from public finance operations.

Income from securities conduit represents fees that we receive from Lockhart Funding, a “qualifying special-purpose entity” securities conduit, in return for back-up liquidity, an interest rate agreement and administrative services that Zions First National Bank provides to the entity in accordance with a servicing agreement. The decrease in income for the second quarter of 2005 when compared to the same period in 2004 resulted from compression of spreads between Lockhart’s assets and liabilities.

Dividends and other investment income consist of revenue from the Company’s bank-owned life insurance program, dividends on securities holdings and earnings from investments in unconsolidated companies. The decrease in dividends and other investment income compared to the second quarter of 2004 was caused primarily by a decrease in earnings from the Company’s equity investments.

Market making, trading and nonhedge derivative income increased 7.2% compared with the same period in 2004. Nonhedge derivative income for the second quarter of 2005 was $1.8 million compared to $1.2 million for the comparable period of 2004, and included fair value increases of $0.8 million compared to $0.2 million in 2004. Trading income for the second quarter of 2005 was $4.7 million compared to $4.9 million for the same period in 2004.

ZIONS BANCORPORATION AND SUBSIDIARIES

Equity securities net losses of $2.8 million for the second quarter of 2005 and $5.3 million for the same period in 2004 were primarily comprised of net losses on venture capital equity investments. Adjusted for minority interest and income taxes, the losses related to venture capital funds reduced net income by $1.0 million for the second quarter of 2005 and $2.2 million for the same quarter of 2004. Net fixed income securities losses for the second quarter of 2005 include an impairment loss of $1.6 million on a security that was repurchased from Lockhart Funding, LLC, in accordance with the terms of the Lockhart Liquidity Facility. This is the first security that we have repurchased under the terms of the Liquidity Agreement and the security is still rated at an investment grade level. In addition, we expect to recover our investment plus contractual interest on the security. See “Liquidity” for additional information on Lockhart Funding, LLC.

“Other” noninterest income increased 37.2% compared with the second quarter of 2004 due primarily to a $2.3 million gain on the sale of a branch by Zions First National Bank and a $1.0 million increase in sales of scanners by NetDeposit (a subsidiary of Zions that develops and markets Check 21 software). Other noninterest income for the second quarter of 2004 included the receipt of a $1.6 million cash litigation settlement.

Noninterest income for the first six months of 2005 of $209.5 million decreased 4.5% from $219.4 million for the first six months of 2004. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Other service charges, commissions and fees for the first six months of 2005 increased 6.6% compared to the same period in 2004 principally as a result of increases in interchange and loan-related service charges, partially offset by reduced brokerage fees.

Market making, trading and nonhedge derivative income was $10.3 million compared to $12.2 million in the first six months of 2004. Of these amounts, trading income was $9.0 million for 2005 compared to $10.5 million for 2004 and nonhedge derivative income was $1.3 million compared to $1.7 million for 2004.

Equity securities losses includes $4.5 million in net losses on venture capital equity investments, while for the same period in 2004 net losses were $8.5 million. Adjusted for minority interest and income taxes, the losses related to venture capital funds reduced net income by $2.1 million and $5.1 million in the first six months of 2005 and 2004, respectively.

Other noninterest income for the first six months of 2004 also includes $3.7 million from another litigation settlement, $1.5 million from the sale of certain personal trust accounts in Arizona and a $1 million gain on the sale of a building in California.

Noninterest Expense

Noninterest expense for the second quarter of 2005 of $242.7 million increased $12.7 million or 5.5% over the $230.0 million for the second quarter of 2004. The Company’s efficiency ratio was 54.8% for the second quarter of 2005 compared to 57.9% for the same period of 2004.

Salaries and employee benefits increased $8.9 million or 6.9%, compared to the second quarter of 2004. However, salaries and employee benefits were essentially unchanged when compared to the first quarter of 2005. The increase from the prior year was due principally to higher staff levels resulting from business expansion coupled with increases in incentive plan costs. Over the past year, the Company has specifically increased staffing related to its new Private Client Services business and the activities related to NetDeposit. In addition in the last half of 2004, the Company hired of a team of commercial lending officers in Utah and Idaho formerly with Washington Mutual Bank.

ZIONS BANCORPORATION AND SUBSIDIARIES

Legal and professional services declined 19.5% when compared to the second quarter of 2004. The amounts for 2004 reflect the costs associated with the major systems conversions at National Bank of Arizona. “Other” noninterest expense increased $5.7 million or 14.5% when compared to the same period in 2004. The increase is primarily attributable to increased bankcard expense, growth in credit-related expense, higher data processing costs and increased NetDeposit scanner costs.

Noninterest expense for the first six months of 2005 of $482.0 million increased 6.6% from $452.3 million for the first six months of 2004. The Company’s efficiency ratio was 55.7% for the first six months of 2005 compared to 57.2% for the same period of 2004. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Salaries and employee benefits for the first half of 2005 increased $16.7 million or 6.4% when compared to the same period in 2004 primarily as a result of higher incentive plan costs and increases in staff. Other noninterest expense for the first six months of 2005 increased $10.2 million or 13.3% compared to the first half of 2004. In addition to the factors previously mentioned, higher fidelity insurance premiums also added to the year-to-date increase.

As discussed in Note 3 of the Notes to Consolidated Financial Statements, in December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of income for all awards that vest based on their fair values. On April 15, 2005, the Securities and Exchange Commission (“SEC”) announced that it was amending Regulation S-X to provide up to a six-month delay for the adoption of SFAS No. 123R, or January 1, 2006 for calendar year public companies. The Company intends to adopt the standard on January 1, 2006. Upon adoption of this Statement, salaries and employee benefits expense will increase.

At June 30, 2005, the Company had 8,043 full-time equivalent employees, 388 domestic branches, and 473 ATMs, compared to 7,999 full-time equivalent employees, 392 domestic branches, and 494 ATMs at June 30, 2004.

Income Taxes

The Company’s income tax expense increased to $66.3 million for the second quarter of 2005 compared to $54.6 million for the same period in 2004. The Company’s effective income tax rates, including the effects of minority interest, were 35.8% and 35.6% for the second quarters of 2005 and 2004, respectively. The effective income tax rates for the first six months of both 2005 and 2004 was 35.5%. As discussed in previous filings, the Company has received Federal income tax credits under the Community Development Financial Institutions Fund set up by the U.S. Government that will be recognized over the next seven years. The effect of these tax credits on the first half of 2005 was to reduce income tax expense by $1.5 million. No such credits were available for the first six months of 2004. The tax rates reflect a lower proportion of tax exempt income to total income, offset by the increased tax credits.

ZIONS BANCORPORATION AND SUBSIDIARIES

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 6.3% to $29.0 billion for the six months ended June 30, 2005 compared to $27.3 billion for the comparable period in 2004. Interest-earning assets comprised 90.1% of total average assets for the first half of 2005, compared with 89.6% for the comparable period of 2004.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, decreased 46.3% to $839.4 million for the first six months of 2005 compared to $1.6 billion for the first six months of 2004. Money market instruments have been used to fund new loan growth principally during the first quarter of 2005. Average net loans and leases for the first half of 2005 increased by 12.0% when compared to the same period in 2004. Average total deposits for the first six months of 2005 increased 10.6% compared to the same period in 2004.

Investment Securities Portfolio

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

	June 30, 2005		December 31, 2004		June 30, 2004
(In millions)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
HELD TO MATURITY
Municipal securities	$650	$650	$642	$642	$643	$634

AVAILABLE FOR SALE
U.S. Treasury securities	36	36	36	36	36	37
U.S. government agencies and corporations:
Small Business Administration loan-backed securities	743	742	712	711	704	707
Other agency securities	247	246	275	277	216	211
Municipal securities	91	93	95	96	108	110
Mortgage/asset-backed and other debt securities	2,572	2,597	2,743	2,760	2,413	2,427

	3,689	3,714	3,861	3,880	3,477	3,492

Other securities:
Mutual funds	253	253	301	301	285	284
Stock	6	6	6	8	7	8

	259	259	307	309	292	292

	3,948	3,973	4,168	4,189	3,769	3,784

Total	$4,598	$4,623	$4,810	$4,831	$4,412	$4,418

The amortized cost of investment securities at June 30, 2005 decreased 4.4% from the amount at December 31, 2004 but was up 4.2% from the balance at June 30, 2004. The Company’s securities portfolio increased during 2004 as it took advantage of the availability of core deposits and favorable opportunities to issue debt. However, we have been reducing the securities portfolio during the first half of 2005 to fund a portion of the Company’s new loan growth. Since loan growth is expected to continue, we anticipate that additional reductions of investment securities may be necessary.

ZIONS BANCORPORATION AND SUBSIDIARIES

The investment securities portfolio includes $1.0 billion of nonrated, fixed income securities, which is essentially unchanged from the securities balances at both December 31, 2004 and June 30, 2004. These securities include nonrated municipal securities as well as nonrated, asset-backed subordinated tranches.

Loan Portfolio

Net loans and leases at June 30, 2005 were $23.8 billion, an annualized increase of 10.6% from December 31, 2004 and an increase of 10.8% over the balance at June 30, 2004. The Company experienced strong loan growth in the first half of 2005, especially during the second quarter.

The following table sets forth the loan portfolio by type of loan:

(In millions)	June 30, 2005	December 31, 2004	June 30, 2004
Loans held for sale	$207	$197	$141

Commercial lending:
Commercial and industrial	4,760	4,643	4,398
Leasing	361	370	381
Owner occupied	4,341	3,790	3,708

Total commercial lending	9,462	8,803	8,487

Commercial real estate:
Construction	4,074	3,536	3,062
Term	4,118	3,998	3,862

Total commercial real estate	8,192	7,534	6,924

Consumer:
Home equity credit line	1,134	1,104	965
1-4 family residential	4,156	4,234	4,170
Bankcard and other revolving plans	208	225	183
Other	468	532	647

Total consumer	5,966	6,095	5,965

Foreign loans	5	5	6

Other receivables	93	98	75

Total loans	$23,925	$22,732	$21,598

Sold Loans Being Serviced

Zions performs loan servicing on both loans that it holds in its portfolios and also on loans that are owned by third party investor-owned trusts. In addition, Zions has a practice of securitizing and selling a portion of the loans that it originates, and in many instances provides the servicing on these loans as a condition of the sale.

As of June 30, 2005, conforming long-term first mortgage real estate loans being serviced for others were $462 million, compared with $404 million at December 31, 2004 and $326 million at June 30, 2004.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Sold loans being serviced		Residual interests on balance sheet at June 30, 2005
(In millions)	Sales for six months ended June 30, 2005	Outstanding balance at June 30, 2005	Subordinated retained interests	Capitalized residual cash flows	Total
Home equity credit lines	$170	$447	$11	$7	$18
Small business loans	–	1,843	180	81	261
SBA 7(a) loans	16	225	–	6	6
Farmer Mac	33	395	–	8	8

Total	$219	$2,910	$191	$102	$293

Consumer and other loan securitizations being serviced for others totaled $2.9 billion at the end of the second quarter of 2005, $3.1 billion at December 31, 2004 and $2.6 billion at June 30, 2004.

As of June 30, 2005, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $293 million in connection with the $2.9 billion of sold loans being serviced. As is a common practice with securitized transactions, the Company had retained subordinated interests in the securitized assets that totaled $191 million at June 30, 2005, and represented junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as “excess servicing,” of $102 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

Other Noninterest-Bearing Investments

As of June 30, 2005, the Company had $699 million of other noninterest-bearing investments compared with $665 million at December 31, 2004 and $640 million at June 30, 2004.

(In millions)	June 30, 2005	December 31, 2004	June 30, 2004
Bank-owned life insurance	$412	$385	$376
Federal Home Loan Bank and Federal Reserve stock	128	124	123
SBIC investments	71	70	63
Other public companies	40	40	28
Other nonpublic companies	32	30	34
Trust preferred securities	16	16	16

	$699	$665	$640

Deposits

Total deposits at the end of the second quarter of 2005 increased at an annualized rate of 9.5% from the balances reported at December 31, 2004, and increased 8.6% over the June 30, 2004 amounts. Core deposits at June 30, 2005 increased 7.7%, annualized, compared to the December 31, 2004 balance and 7.7% compared to the balance at June 30, 2004.

The mix of deposits remained favorable during the second quarter of 2005 as demand, savings and money market deposits comprised 85.1% of total deposits at the end of the second quarter, compared with 86.6% and 86.4% as of December 31, 2004 and June 30, 2004, respectively. Demand deposits accounted for most of the deposit growth in the second quarter of 2005, with savings and money market account balances declining slightly during the period. We expect to see deposit growth throughout 2005; however, we expect that the pace of such growth may be less than that of the loan portfolio. As a result, we will continue to use

ZIONS BANCORPORATION AND SUBSIDIARIES

alternative funding sources such as reducing investment securities and other lower-yielding assets and low interest rate borrowings, whenever necessary to fund the additional loan growth.

RISK ELEMENTS

Since risk is inherent in most of the Company’s operations, management of risk is an integral part of its operations and is also a key determinant of its overall performance. We apply various strategies to reduce the risks to which the Company’s operations are exposed, namely credit, operational, interest rate and market, and liquidity risks.

Credit Risk Management

Effective management of credit risk is essential in maintaining a safe and sound financial institution. We have structured the organization to separate the lending function from the credit administration function, which adds strength to the control over and the independent evaluation of credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio, and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Further, an independent, internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to the Audit Committee of the Board of Directors.

Both the credit policy and the credit examination functions are managed centrally. Each affiliate bank is permitted to modify corporate credit policy to be more conservative; however, approval at the corporate level must be obtained if a bank wishes to create an exception to policy that is more liberal. Historically, only a limited number of such exceptions have been approved. This entire process has been designed to place an emphasis on early detection of potential problem credits so that any required action plans can be developed and implemented on a timely basis to mitigate any potential losses.

Another aspect of the Company’s credit risk management strategy is to diversify its loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at June 30, 2005 no single loan type exceeded 19.9% of the Company’s total loan portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2005		December 31, 2004		June 30, 2004
(In millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$4,760	19.9%	$4,643	20.4%	$4,398	20.4%
Leasing	361	1.5%	370	1.6%	381	1.7%
Owner occupied	4,341	18.1%	3,790	16.7%	3,708	17.2%

Commercial real estate:
Construction	4,074	17.0%	3,536	15.6%	3,062	14.2%
Term	4,118	17.2%	3,998	17.6%	3,862	17.9%

Consumer:
Home equity credit line	1,134	4.7%	1,104	4.9%	965	4.5%
1-4 family residential	4,156	17.4%	4,234	18.6%	4,170	19.3%
Bankcard and other revolving plans	208	0.9%	225	1.0%	183	0.8%
Other	468	2.0%	532	2.3%	647	3.0%

Other	305	1.3%	300	1.3%	222	1.0%

Total loans	$23,925	100.0%	$22,732	100.0%	$21,598	100.0%

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

A more comprehensive discussion of our credit risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2004. In addition, as discussed in the following sections, the Company’s credit quality has improved to levels that have not been seen for the past eight years. We believe that the improvements cannot continue indefinitely.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the Company’s nonperforming assets:

(In millions)	June 30, 2005	December 31, 2004	June 30, 2004
Nonaccrual loans	$62	$72	$93
Restructured loans	1	–	–
Other real estate owned	11	12	14

Total	$74	$84	$107

% of net loans and leases* and other real estate owned	0.31%	0.37%	0.50%

Accruing loans past due 90 days or more	$13	$16	$18

% of net loans and leases*	0.06%	0.07%	0.08%

* Includes loans held for sale

Total nonperforming assets decreased 12.6% as of June 30, 2005 compared with the balance at December 31, 2004.

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

The Company’s total recorded investment in impaired loans was $36 million at June 30, 2005, compared with $41 million at December 31, 2004 and $53 million at June 30, 2004. Estimated losses on impaired loans are included in the allowance for loan losses. At June 30, 2005, the allowance for loan losses included $5 million for impaired loans with a recorded investment of $18 million. At December 31, 2004, the allowance included $9 million for impaired loans with a $27 million recorded investment, and at June 30, 2004 the allowance included $9 million for impaired loans with a $36 million recorded investment.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

•	new credit products and policies;

•	economic conditions;

•	concentrations of credit risk; and

•	experience and abilities of the Company’s lending personnel.

The allowance for consumer loans is determined using historically developed experience rates at which loans migrate from one delinquency level to the next higher level. Using average roll rates for the most recent twelve-month period and comparing projected losses to actual loss experience, the model estimates expected losses in dollars for the forecasted period. By refreshing the model with updated data, it is able to project losses for a new twelve-month period each month, segmenting the portfolio into nine product groupings with similar risk profiles. This methodology is an accepted industry practice, and the Company believes it has a sufficient volume of information to produce reliable projections.

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(In millions)	Six Months Ended June 30, 2005	Twelve Months Ended December 31, 2004	Six Months Ended June 30, 2004
Loans* and leases outstanding (net of unearned income) at end of period	$23,822	$22,627	$21,497

Average loans* and leases outstanding (net of unearned income)	$23,005	$21,046	$20,544

Allowance for loan losses:
Balance at beginning of the year	$271	$269	$269
Allowance of branches sold	–	(2)	(1)
Provision charged against earnings	21	44	22
Loans and leases charged-off:
Commercial lending	(9)	(35)	(13)
Commercial real estate	(1)	(1)	(1)
Consumer	(10)	(23)	(12)
Other receivables	–	(1)	–

Total	(20)	(60)	(26)

Recoveries:
Commercial lending	6	15	5
Consumer	3	5	3

Total	9	20	8

Net loan and lease charge-offs	(11)	(40)	(18)

Balance at end of period	$281	$271	$272

Ratio of annualized net charge-offs to average loans and leases	0.09%	0.19%	0.18%
Ratio of allowance for loan losses to net loans and leases at end of period	1.18%	1.20%	1.26%
Ratio of allowance for loan losses to nonperforming loans	449.49%	374.42%	291.49%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	374.97%	307.61%	245.29%

* Includes loans held for sale

ZIONS BANCORPORATION AND SUBSIDIARIES

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the preceding table for the periods presented. The same respective amounts for the second quarter of 2005 were $3.9 million and 0.07%

The allowance for loan losses at the end of the first half of 2005 increased $10.3 million from the level at year-end 2004. During the first six months of 2005, the Company experienced a slight increase in the levels of its criticized and classified loans. As a result, the amount of the allowance for loan losses indicated for criticized and classified loans increased when compared to year-end 2004 by approximately $7.2 million. Both commercial real estate loans and the commercial lending portfolio contributed to this increase. In addition, we had a $9.2 million increase in the level of the allowance indicated for noncriticized and classified loans as a result of $1.3 billion of commercial and commercial real estate loan growth since year-end 2004. Approximately 50% of this growth was in the commercial real estate portfolio and about 50% in the commercial lending portfolio. The allowance for consumer loans at June 30, 2005 decreased by $6.2 million when compared to the allowance at the end of 2004 principally as a result of a $129 million reduction in the consumer portfolio.

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

The following table sets forth the allowance for unfunded lending commitments:

(In millions)	Six Months Ended June 30, 2005	Twelve Months Ended December 31, 2004	Six Months Ended June 30, 2004
Balance at beginning of period	$12.7	$12.2	$12.2
Provision credited (charged) against earnings	2.7	0.5	(1.1)

Balance at end of period	$15.4	$12.7	$11.1

Commitments to extend credit on loans and standby letters of credit upon which the above allowances were calculated were $4.0 billion, $3.8 billion and $3.3 billion on June 30, 2005, December 31, 2004, and June 30, 2004, respectively.

The following table sets forth the combined allowances for credit losses:

(In millions)	June 30, 2005	December 31, 2004	June 30, 2004
Allowance for loan losses	$282	$271	$272
Allowance for unfunded lending commitments	15	13	11

Total allowances for credit losses	$297	$284	$283

Operational Risk Management

Operational risk is the potential for unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. In its ongoing efforts to identify and manage operational risk,

ZIONS BANCORPORATION AND SUBSIDIARIES

the Company has created an Operating Risk Management Group, whose responsibility is to help Company management identify and monitor the key internal controls and processes that the Company has in place to mitigate operational risk.

To manage and minimize its operating risk, the Company has in place transactional documentation requirements, systems and procedures to monitor transactions and positions, regulatory compliance reviews, and periodic reviews by internal audit and credit examination. In addition, reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. Further, we maintain contingency plans and systems for operations support in the event of natural or other disasters. We expect to continue enhancing the Company’s oversight of operational risk throughout 2005.

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

We monitor interest rate risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the changes in the market values of equity in response to changes in interest rates. In the income simulation method, we analyze the changes in income in response to changes in interest rates. For income simulation, Company policy requires that net interest income be expected to decline by no more than 10% during one year if rates were to immediately rise or fall in parallel by 200 basis points. As of June 30, 2005, the results of the duration of equity and income simulation computations were not significantly different from those set forth in Zions’ Annual Report on Form 10-K for the year ended December 31, 2004.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

expected on 1% of trading days (or approximately 2.5 trading days per year), assuming that the Company maintained the same VAR on a daily basis. Reports of trading income and losses and VAR measurements are reviewed with the Executive Committee of ZFNB on a monthly basis.

For the six months ended June 30, 2005 and year ended December 31, 2004, the results of the VAR computations were as follows:

(Dollar amounts in thousands)	Six months ended June 30, 2005	Year ended December 31, 2004
Value at Risk: (1)
Average daily VAR	$619	$730
Largest daily VAR during the period	1,292	1,348
Smallest daily VAR during the period	186	373

(1) Does not include nonhedge derivative portfolios.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and the bank subsidiaries. For the first six months of 2005, operations contributed $374.7 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

During the first six months of 2005, the Parent received $166.3 million in dividends from its subsidiaries. At June 30, 2005, $420.4 million of dividend capacity was available for the subsidiaries to pay to the Parent without having to obtain regulatory approval.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company filed a registration statement with the Securities and Exchange Commission during the fourth quarter of 2004 for the issuance of up to $1.1 billion of debt securities of Zions Bancorporation, capital securities of Zions Capital Trust C and Zions Capital Trust D and junior subordinated debentures and guarantees related to the capital securities. As of June 30, 2005, the Company had all of the issuance capacity remaining under this registration statement.

The Parent also has a program to issue short-term commercial paper. At June 30, 2005, outstanding commercial paper was $75.4 million. In addition, at June 30, 2005, the Parent had a secured revolving credit facility with a subsidiary bank totaling $40 million. No amount was outstanding on this facility at June 30, 2005.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At June 30, 2005, these core deposits, in aggregate, constituted 93.6% of consolidated deposits, compared with 94.4% of consolidated deposits at December 31, 2004. For the first six months of 2005, increases in deposits resulted in net cash inflows of $1.1 billion.

The Federal Home Loan Bank (“FHLB”) system is a major source of liquidity for each of the Company’s subsidiary banks. ZFNB and Commerce are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first six months of 2005, the activity in short-term FHLB borrowings resulted in a net cash inflow of approximately $298.7 million.

The Company uses asset securitizations to sell loans, which also provide an alternative source of funding for the subsidiaries and enhance the flexibility in meeting their funding needs. During the first six months of 2005, loan sales (other than loans held for sale) provided $219.1 million in cash inflows and we expect that asset securitizations will continue to be a tool that we will use for liquidity management purposes.

While not considered a primary source of funding, the Company’s investment activities can also provide or use cash, depending on the asset-liability management posture that is being observed. For the first six months of 2005, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $207.5 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, growth in the loan portfolios has resulted in net cash outflows from a funding standpoint. For the first half of 2005, loan growth resulted in a net cash outflow of $1.4 billion.

ZIONS BANCORPORATION AND SUBSIDIARIES

At June 30, 2005, the Company managed approximately $2.9 billion of securitized assets that were originated or purchased by its subsidiary banks. Of these, approximately $1.7 billion were insured by a third party and held in Lockhart Funding, LLC, which is a qualifying special-purpose entity securities conduit and an important source of funding for the Company’s loans. ZFNB provides a Liquidity Facility for a fee to Lockhart, which purchases floating-rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. ZFNB also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility, ZFNB is required to purchase securities from Lockhart to provide funds for it to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption, as specified in the governing documents of Lockhart. In addition, pursuant to the governing documents, including the Liquidity Facility, if any security in Lockhart is downgraded below AA-, ZFNB must either 1) issue a letter of credit on the security, 2) obtain a credit enhancement on the security from a third party, or 3) purchase the security from Lockhart at book value. As discussed earlier, one such security was repurchased during the second quarter of 2005. At any given time, the maximum commitment of ZFNB is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility.

At June 30, 2005, the book value of Lockhart’s securities portfolio was $5.0 billion, which approximated market value and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under this Liquidity Facility at June 30, 2005, December 31, 2004 or June 30, 2004. Lockhart is limited in size by program agreements, agreements with rating agencies and by the size of the Liquidity Facility.

The FASB has proposed various guidance to amend SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This new guidance, among other things, proposes to change the requirements that an entity must meet to be considered a qualifying special-purpose entity. It is possible that Lockhart may need to be restructured to preserve its off-balance sheet status as a qualifying special-purpose entity.

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

Total shareholders’ equity on June 30, 2005 was $2.9 billion, up 5.3% from $2.8 billion at December 31, 2004 and 11.4% from $2.6 billion at June 30, 2004. The Company’s capital ratios were as follows as of the dates indicated:

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2005	December 31, 2004	June 30, 2004
Tangible common equity ratio	6.98%	6.80%	6.37%
Average common equity to average assets (three months ended)	8.85%	8.76%	8.43%

Risk-based capital ratios:
Tier 1 leverage	8.54%	8.31%	7.91%
Tier 1 risk-based capital	9.55%	9.35%	9.11%
Total risk-based capital	14.12%	14.05%	13.99%

During the second quarter of 2005, the Company repurchased 713,001 shares of common stock under repurchase programs approved by the Board of Directors at a cost of $49.9 million and an average price of $70.04 per share. This brought the total shares repurchased for the first half of 2005 to 1,149,522 shares at a total cost of $80.0 million and an average price of $69.60 per share. As of June 30, 2005, the Company had $60.0 million remaining in its currently authorized share repurchase program. On July 6, 2005, the Company announced that it had suspended the repurchase of shares in conjunction with its pending acquisition of Amegy Bancorporation, Inc., as we anticipate that the acquisition will have the effect of reducing the Company’s tangible common equity ratio (see “Subsequent Event”).

Dividends paid of $0.36 per common share in the second quarter of 2005 represent a 12.5% increase over the dividends paid in the same period of 2004. For the three months ended June 30, 2005, the Company paid $32.5 million in common stock dividends compared to $28.8 million in the same period of 2004.

We continue to believe that the Company has adequate levels of capital in relation to its balance sheet size, business mix and levels of risk. As a result, we do not presently expect that the capital ratios will materially increase from their present levels. It is our belief that capital not considered necessary to support current and anticipated business should be returned to the Company’s shareholders through dividends and repurchases of its shares.

At its July 2005 meeting, the Company’s Board of Directors declared a dividend in the amount of $0.36 per share of common stock. The dividend is payable on August 24, 2005 to shareholders of record as of the close of business on August 10, 2005.

SUBSEQUENT EVENT

On July 6, 2005, the Company and Amegy Bancorporation, Inc. issued a joint press release announcing that the two companies had signed a definitive agreement under which Zions will acquire Amegy. Upon completion of the transaction, Amegy will operate under its current name, charter and management as a separate Zions banking subsidiary. The merger is subject to regulatory approval and also approval by the shareholders of Amegy and is expected to close during the fourth quarter of this year. The Company has filed a Form 8-K dated July 6, 2005 and an amended Form 8-K dated July 8, 2005, that contain the details of the transaction along with the Agreement and Plan of Merger.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the second quarter of 2005.

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
April	355,536	$68.45	354,320	$5,679,397
May	266,187	71.00	254,929	67,577,524	(2)
June	105,196	73.13	103,752	59,990,607

Quarter	726,919	70.06	713,001

(1)	Includes 13,259 mature shares tendered for exercise of stock options.

(2)	At its May 2005 meeting, the Board of Directors approved a new $80 million repurchase program.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The annual meeting of shareholders of the Registrant was held on May 6, 2005. The total number of shares eligible for voting was 90,108,069.

b)	Election of Directors

Proxies were solicited by the Company’s management pursuant to Regulation 14A of the Securities Exchange Act of 1934. Those directors nominated (Proposal 1) in the proxy statement are shown under c) below. There was no solicitation opposing management’s nominees for directors and all such nominees were elected pursuant to the vote of the shareholders. Directors whose terms of office continued after the meeting were:

R. D. Cash	Patricia Frobes	Richard H. Madsen
Roger B. Porter	Harris H. Simmons	L. E. Simmons
Steven C. Wheelwright

c)	The matters voted upon and the results were as follows:

1)	Nomination and Election of Directors (Proposal 1):

	For	Withhold Authority
Jerry C. Atkin	73,351,453	711,098
Stephen D. Quinn	73,333,474	729,077
Shelly Thomas Williams	73,120,393	942,158

2)	Approval of the Zions Bancorporation 2005 Stock Option and Incentive Plan (Proposal 2):

	For	Against	Abstain and Non-Votes
	35,959,644	15,157,567	22,935,342

3)	Approval of the Zions Bancorporation 2005 Management Incentive Plan (Proposal 3):

	For	Against	Abstain and Non-Votes
	46,310,580	4,759,927	22,992,045

4)	Ratification of the appointment of Ernst & Young LLP as the Company’s Independent Auditors for fiscal 2005 (Proposal 4):

	For	Against	Abstain and Non-Votes
	71,251,144	109,228	2,702,180

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS

a)    Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Restated Bylaws of Zions Bancorporation dated July 19, 2004, incorporated by reference to Exhibit 3.5 of Form 10-K dated December 31, 2004.	*

10.1	Agreement and Plan of Merger dated July 5, 2005 by and among Zions Bancorporation, Independence Merger Company, Inc. and Amegy Bancorporation, Inc., incorporated by reference to Exhibit 2.1 of Form 8-K/A (Amendment No. 1) filed on July 8, 2005.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

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

Date: August 8, 2005