Form 10-Q
period 2005-09-30
ZIONS BANCORPORATION /UT/
filed 2005-11-08
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at October 25, 2005	90,133,492 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2005	December 31, 2004	September 30, 2004
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,109,202	$850,998	$1,066,516
Money market investments:
Interest-bearing deposits	13,350	1,251	2,893
Federal funds sold	460,167	130,086	106,957
Security resell agreements	528,763	461,750	698,569
Investment securities:
Held to maturity, at cost (approximate market value $641,264, $ 641,783 and $ 640,462)	642,687	641,659	639,372
Available for sale, at market	3,997,593	4,189,486	3,986,046
Trading account, at market (includes $141,535, $163,248 and $120,825 transferred as collateral under repurchase agreements)	352,059	290,070	433,273

	4,992,339	5,121,215	5,058,691
Loans:
Loans held for sale	213,223	196,736	151,199
Loans and leases	23,823,715	22,535,344	21,459,920

	24,036,938	22,732,080	21,611,119
Less:
Unearned income and fees, net of related costs	106,921	104,959	104,076
Allowance for loan losses	287,237	271,117	269,413

Loans and leases, net of allowance	23,642,780	22,356,004	21,237,630
Other noninterest-bearing investments	708,368	665,198	666,214
Premises and equipment, net	410,800	409,210	404,226
Goodwill	639,120	642,645	642,645
Core deposit and other intangibles	47,670	55,440	57,665
Other real estate owned	15,176	11,877	14,222
Other assets	854,966	764,160	774,812

	$33,422,701	$31,469,834	$30,731,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$7,725,179	$6,821,528	$6,656,856
Interest-bearing:
Savings and money market	13,442,012	13,349,347	13,446,840
Time under $ 100,000	1,554,064	1,387,784	1,388,649
Time $100,000 and over	1,892,210	1,294,109	1,281,280
Foreign	786,276	439,493	391,506

	25,399,741	23,292,261	23,165,131
Securities sold, not yet purchased	331,891	309,893	376,150
Federal funds purchased	1,262,646	1,841,092	1,069,430
Security repurchase agreements	756,631	683,984	723,000
Other liabilities	571,583	429,129	539,694
Commercial paper	149,089	165,447	168,344
Federal Home Loan Bank advances and other borrowings:
One year or less	13,063	15,949	18,106
Over one year	226,482	228,152	228,733
Long-term debt	1,685,683	1,690,589	1,693,710

Total liabilities	30,396,809	28,656,496	27,982,298

Minority interest	26,719	23,359	24,481
Shareholders’ equity:
Capital stock:
Preferred stock, without par value; authorized 3,000,000 shares; issued and outstanding, none	–	–	–
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 90,067,016, 89,829,947 and 89,638,753 shares	971,002	972,065	965,166
Retained earnings	2,084,439	1,830,064	1,753,934
Accumulated other comprehensive income (loss)	(52,088)	(7,932)	9,240
Cost of shares held in trust for deferred compensation and other	(4,180)	(4,218)	(4,079)

Total shareholders’ equity	2,999,173	2,789,979	2,724,261

	$33,422,701	$31,469,834	$30,731,040

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$406,319	$311,927	$1,137,487	$896,633
Interest on loans held for sale	2,462	932	6,683	3,595
Lease financing	3,980	4,213	12,069	12,652
Interest on money market investments	7,723	4,994	18,402	11,529
Interest on securities:
Held to maturity – taxable	1,827	1,765	5,465	3,724
Held to maturity – nontaxable	6,066	6,000	18,057	12,770
Available for sale – taxable	49,339	39,784	145,361	114,822
Available for sale – nontaxable	808	897	2,498	8,197
Trading account	4,753	8,884	15,832	23,227

Total interest income	483,277	379,396	1,361,854	1,087,149

Interest expense:
Interest on savings and money market deposits	59,539	33,048	149,511	85,988
Interest on time and foreign deposits	31,536	15,692	75,980	43,825
Interest on borrowed funds	51,550	39,541	149,832	105,902

Total interest expense	142,625	88,281	375,323	235,715

Net interest income	340,652	291,115	986,531	851,434
Provision for loan losses	12,107	9,363	32,907	30,908

Net interest income after provision for loan losses	328,545	281,752	953,624	820,526

Noninterest income:
Service charges and fees on deposit accounts	32,233	33,486	94,421	99,660
Loan sales and servicing income	21,649	21,633	56,507	60,504
Other service charges, commissions and fees	28,983	27,137	83,903	78,675
Trust and investment management income	3,817	3,718	11,753	12,590
Income from securities conduit	8,553	9,104	25,989	26,682
Dividends and other investment income	6,954	7,157	22,398	23,797
Market making, trading and nonhedge derivative income	4,069	2,454	14,362	14,650
Equity securities gains (losses), net	1,089	4,277	(3,076)	(5,056)
Fixed income securities gains, net	276	307	422	2,444
Other	3,626	3,883	14,118	18,648

Total noninterest income	111,249	113,156	320,797	332,594

Noninterest expense:
Salaries and employee benefits	142,590	133,609	418,960	393,241
Occupancy, net	19,048	18,734	56,005	55,205
Furniture and equipment	16,979	16,612	49,158	49,328
Legal and professional services	8,575	6,568	24,792	23,675
Postage and supplies	6,510	6,290	19,796	19,247
Advertising	5,875	4,789	15,303	14,817
Impairment losses on long-lived assets	–	–	633	712
Restructuring charges	–	370	92	436
Merger related expense	207	–	207	–
Amortization of core deposit and other intangibles	3,684	3,682	10,813	10,686
Provision for unfunded lending commitments	435	932	3,148	(185)
Other	44,569	41,227	131,566	117,965

Total noninterest expense	248,472	232,813	730,473	685,127

Impairment loss on goodwill	–	602	–	602

Income before income taxes and minority interest	191,322	161,493	543,948	467,391
Income taxes	68,200	58,140	194,279	167,485
Minority interest	152	858	(2,345)	(1,100)

Net income	$122,970	$102,495	$352,014	$301,006

Weighted average shares outstanding during the period:
Basic shares	89,980	89,617	89,901	89,643
Diluted shares	91,605	90,957	91,606	90,820
Net income per common share:
Basic	$1.37	$1.14	$3.92	$3.36
Diluted	1.34	1.13	3.84	3.31

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended September 30, 2005
			Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Investments, Retained Interests and Other	Net Unrealized Losses on Derivative Instruments	Minimum Pension Liability	Subtotal	Cost of Shares Held in Trust for Deferred Compensation and Other	Total Shareholders’ Equity
Balance, December 31, 2004	$972,065	$1,830,064	$19,774	$(9,493)	$(18,213)	$(7,932)	$(4,218)	$2,789,979
Comprehensive income:
Net income for the period		352,014						352,014
Other comprehensive income, net of tax:
Net realized and unrealized holding losses during the period, net of income tax benefit of $5,650			(9,122)			(9,122)
Foreign currency translation			(1,313)			(1,313)
Reclassification for net realized gains recorded in operations, net of income tax expense of $200			(323)			(323)
Net unrealized losses on derivative instruments, net of reclassification to operations of $10,618 and income tax benefit of $20,991				(33,398)		(33,398)

Other comprehensive loss			(10,758)	(33,398)	–	(44,156)		(44,156)

Total comprehensive income								307,858
Stock redeemed and retired	(80,795)							(80,795)
Restricted stock issued (2,000 shares) and stock options exercised (1,395,250 shares), net of shares tendered and retired	79,732							79,732
Cash dividends – common, $1.08 per share		(97,639)						(97,639)
Cost of shares held in trust for deferred compensation and other							38	38

Balance, September 30, 2005	$971,002	$2,084,439	$9,016	$(42,891)	$(18,213)	$(52,088)	$(4,180)	$2,999,173

	Nine Months Ended September 30, 2004
			Accumulated Other Comprehensive Income (Loss)
(In thousands)	Common Stock	Retained Earnings	Net Unrealized Gains (Losses) on Investments, Retained Interests and Other	Net Unrealized Gains (Losses) on Derivative Instruments	Minimum Pension Liability	Subtotal	Cost of Shares Held in Trust for Deferred Compensation	Total Shareholders’ Equity
Balance, December 31, 2003	$985,904	$1,538,677	$24,015	$10,716	$(15,690)	$19,041	$(3,599)	$2,540,023
Comprehensive income:
Net income for the period		301,006						301,006
Other comprehensive income, net of tax:
Net realized and unrealized holding gains during the period, net of income tax expense of $438			473			473
Reclassification for net realized gains recorded in operations, net of income tax expense of $1,218			(1,967)			(1,967)
Net unrealized losses on derivative instruments, net of reclassification to operations of $35,040 and income tax benefit of $5,093				(8,307)		(8,307)

Other comprehensive loss			(1,494)	(8,307)	–	(9,801)		(9,801)

Total comprehensive income								291,205
Stock redeemed and retired	(79,881)							(79,881)
Stock options exercised (1,145,556 shares), net of shares tendered and retired	59,143							59,143
Cash dividends – common, $.94 per share		(85,749)						(85,749)
Cost of shares held in trust for deferred compensation							(480)	(480)

Balance, September 30, 2004	$965,166	$1,753,934	$22,521	$2,409	$(15,690)	$9,240	$(4,079)	$2,724,261

Total comprehensive income for the three months ended September 30, 2005 and 2004 was $83,787 and $125,973, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122,970	$102,495	$352,014	$301,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment losses on goodwill and long lived assets	–	602	633	1,314
Provision for loan losses	12,107	9,363	32,907	30,908
Depreciation of premises and equipment	14,718	15,274	44,160	44,747
Amortization	10,061	10,230	27,116	29,990
Deferred income tax benefit	(9,155)	(7,889)	(28,830)	(18,074)
Gain (loss) allocated to minority interest	152	858	(2,345)	(1,100)
Equity securities losses (gains), net	(1,089)	(4,277)	3,076	5,056
Fixed income securities gains, net	(276)	(307)	(422)	(2,444)
Net decrease (increase) in trading securities	(69,977)	168,310	(61,989)	102,268
Principal payments on and proceeds from sales of loans held for sale	233,122	219,443	703,106	431,718
Additions to loans held for sale	(224,648)	(197,235)	(684,140)	(368,497)
Net gains on sales of loans, leases and other assets	(15,131)	(14,618)	(36,495)	(42,705)
Net increase in cash surrender value of bank owned life insurance	(4,372)	(4,802)	(13,581)	(14,002)
Undistributed earnings of affiliates	(1,702)	(1,614)	(6,169)	(6,260)
Change in accrued income taxes	20,631	25,916	26,364	7,617
Change in accrued interest receivable	4,448	(1,178)	(202)	525
Change in other assets	(119,792)	218,444	(118,519)	137,741
Change in other liabilities	(745)	(111,760)	113,158	(111,776)
Change in accrued interest payable	7,308	4,906	9,507	8,170
Other, net	6,922	(1,803)	924	7,798

Net cash provided by (used in) operating activities	(14,448)	430,358	360,273	544,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	(401,622)	22,602	(409,193)	(3,163)
Proceeds from maturities of investment securities held to maturity	39,795	54,886	95,245	86,359
Purchases of investment securities held to maturity	(32,525)	(51,965)	(96,064)	(89,165)
Proceeds from sales of investment securities available for sale	1,016,707	413,207	1,672,979	2,689,399
Proceeds from maturities of investment securities available for sale	162,697	166,219	1,129,569	569,534
Purchases of investment securities available for sale	(1,214,851)	(772,797)	(2,622,369)	(3,447,038)
Proceeds from sales of loans and leases	880,965	684,773	1,100,060	912,946
Net increase in loans and leases	(1,001,829)	(829,207)	(2,435,084)	(2,713,987)
Net increase in other noninterest-bearing investments	(2,815)	(12,484)	(3,808)	(38,644)
Proceeds from sales of premises and equipment	1,170	1,380	3,158	8,893
Purchases of premises and equipment	(16,889)	(20,818)	(49,640)	(49,649)
Proceeds from sales of other real estate owned	1,114	2,085	11,666	11,207
Net cash received from (paid for) acquisitions	(200)	–	(200)	1,076
Net cash paid for net liabilities on branches sold	–	(998)	(16,076)	(17,746)

Net cash used in investing activities	(568,283)	(343,117)	(1,619,757)	(2,079,978)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$1,001,206	$808,878	$2,131,330	$2,433,523
Net change in short-term funds borrowed	(516,755)	(848,473)	(503,045)	(894,012)
Payments on FHLB advances and other borrowings over one year	(557)	(1,395)	(1,670)	(2,707)
Proceeds from issuance of long-term debt	–	–	–	300,000
Debt issuance costs	–	(116)	–	(1,804)
Payments on long-term debt	–	(65,001)	–	(240,004)
Proceeds from issuance of common stock	8,795	14,351	69,507	53,777
Payments to redeem common stock	(737)	(25,000)	(80,795)	(79,881)
Dividends paid	(32,546)	(28,801)	(97,639)	(85,749)

Net cash provided by (used in) financing activities	459,406	(145,557)	1,517,688	1,483,143

Net increase (decrease) in cash and due from banks	(123,325)	(58,316)	258,204	(52,835)
Cash and due from banks at beginning of period	1,232,527	1,124,832	850,998	1,119,351

Cash and due from banks at end of period	$1,109,202	$1,066,516	$1,109,202	$1,066,516

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$133,205	$79,437	$361,239	$221,125
Income taxes	55,438	38,937	189,471	174,821
Loans transferred to other real estate owned	5,835	2,229	16,329	7,767
Investment securities available for sale transferred to investment securities held to maturity	–	–	–	636,494

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2005

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

Certain prior period amounts have been reclassified to conform to the current period presentation. This includes a reclassification of certain fees previously classified as interest and fees on loans in interest income to other service charges, commissions and fees in noninterest income. For the three- and nine-month periods ended September 30, 2004, the amounts reclassified were $3.7 million and $9.8 million, which had the effect of reducing the net interest margin from 4.25% to 4.20% and from 4.26% to 4.21% for the respective periods. There was no impact on net income.

Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2004 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.    OTHER RECENT ACCOUNTING PRONOUNCEMENT

The American Institute of Certified Public Accountants has issued Statement of Position 03-3, (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004. Management has not yet determined the effect SOP 03-3 will have on the pending acquisition discussed in Note 7. However, acquired loans within the scope of SOP 03-3 will be recorded at their net fair value.

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

The impact on net income and net income per common share if we had applied the provisions of SFAS 123 to share-based payments was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$122,970	$102,495	$352,014	$301,006
Deduct: Total share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,002)	(3,152)	(7,456)	(8,836)

Pro forma net income	$119,968	$99,343	$344,558	$292,170

Net income per common share:
Basic – as reported	$1.37	$1.14	$3.92	$3.36
Basic – pro forma	1.33	1.11	3.83	3.26

Diluted – as reported	1.34	1.13	3.84	3.31
Diluted – pro forma	1.31	1.09	3.76	3.22

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R is effective for public companies for interim or annual periods beginning after June 15, 2005. On April 15, 2005, the Securities and Exchange Commission announced that it was amending Regulation S-X to provide up to a six-month delay for the adoption of SFAS 123R, or January 1, 2006 for calendar year public companies. The Company will adopt SFAS 123R beginning January 1, 2006.

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

4.    GUARANTEES

The following are guarantees issued by the Company (in thousands):

	September 30, 2005	December 31, 2004
Standby letters of credit:
Financial	$651,929	$646,489
Performance	176,936	136,660

	$828,865	$783,149

The Company’s Annual Report on Form 10-K for the year ended December 31, 2004 contains further information on the nature of these letters of credit along with their terms and collateral requirements. At September 30, 2005, the carrying value recorded by the Company as a liability for these guarantees was $3.9 million.

Certain mortgage loans sold have limited recourse provisions for periods ranging from 3 months to 1 year. The amount of losses resulting from the exercise of these provisions has been insignificant.

As of September 30, 2005, the Parent has guaranteed approximately $580.3 million of debt issued by a subsidiary and by affiliated trusts issuing trust preferred securities. The trusts and related trust preferred securities are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Zions First National Bank (“ZFNB”) provides a liquidity facility (“Liquidity Facility”) for a fee to Lockhart Funding, LLC (“Lockhart”), a qualifying special-purpose entity securities conduit. Lockhart purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. ZFNB also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility contract, ZFNB is required to purchase securities from Lockhart to provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Pursuant to the governing documents, including the liquidity agreement, if any security in Lockhart is downgraded below AA-, ZFNB may 1) place its letter of credit on the security, or 2) obtain credit enhancement from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of ZFNB is the book value of Lockhart’s securities portfolio, which

ZIONS BANCORPORATION AND SUBSIDIARIES

is not allowed to exceed the size of the Liquidity Facility commitment. At September 30, 2005, the book value of Lockhart’s securities portfolio was $5.5 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under the Liquidity Facility at September 30, 2005.

The FASB has proposed various amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, including an Exposure Draft issued in August 2005, Accounting for Transfer of Financial Assets, an amendment of FASB Statement No. 140. This new guidance, among other things, proposes to change the requirements that an entity must meet to be considered a qualifying special-purpose entity. Subject to the requirements of the final standard, Lockhart’s operations may need to be modified to preserve its off-balance sheet status as a qualifying special-purpose entity.

5.    RETIREMENT PLANS

The following disclosures are required for interim financial statements by SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits (in thousands):

			Postretirement Benefits				Postretirement Benefits
	Pension Benefits				Pension Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$373	$98	$29	$27	$659	$448	$89	$77
Interest cost	5,775	2,073	86	39	10,044	6,323	261	289
Expected return on plan assets	(6,833)	(2,388)	–	–	(12,041)	(7,238)	–	–
Amortization of prior service cost	–	–	–	14	–	–	–	64
Amortization of net actuarial (gain) loss	1,238	235	(86)	(234)	1,958	885	(261)	(384)

Net periodic benefit cost (credit)	$553	$18	$29	$(154)	$620	$418	$89	$46

These disclosures include revisions made to the annual estimate of net periodic pension benefit cost by the Company’s actuary in the third quarters of 2005 and 2004.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, we expected to contribute $654 thousand in 2005 to meet estimated benefit payments to participants in our postretirement welfare plan. As of September 30, 2005, we have contributed $489 thousand of this amount and expect to contribute the remaining portion during the rest of 2005. We did not expect to make any contributions to the pension plan in 2005 and have not done so as of September 30, 2005. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, participation and benefit accruals for the pension plan were frozen effective January 1, 2003.

6.    GOODWILL

During the nine months ended September 30, 2005, goodwill relating to a banking subsidiary was reduced by $3.7 million. This reduction resulted from the recognition of a portion of acquired state net operating loss carryforward benefits. This accounting follows the guidance of SFAS No. 109, Accounting for Income Taxes. There was no impact on net income.

ZIONS BANCORPORATION AND SUBSIDIARIES

7.    SUBSEQUENT EVENTS

As previously disclosed, the Company and Amegy Bancorporation, Inc., headquartered in Houston, Texas, announced on July 6, 2005 that they had signed a definitive agreement under which the Company will acquire all of the outstanding common stock of Amegy. On October 11, 2005, the shareholders of Amegy approved the definitive agreement. Consideration valued as of September 30, 2005 would consist of approximately $600 million in cash and approximately 14.3 million shares of the Company’s common stock prior to the effect of any outstanding options, or a total estimated transaction value of approximately $1.7 billion. The acquisition is subject to approval by banking regulators and is expected to close during the fourth quarter of 2005. Upon completion of the transaction, Amegy will operate under its current name, charter and management as a separate banking subsidiary of the Company. At September 30, 2005, Amegy had assets of approximately $7.9 billion and shareholders’ equity of approximately $0.6 billion.

On October 26, 2005, the Company opened The Commerce Bank of Oregon in Portland, Oregon. The Company funded this new banking subsidiary in October 2005 with an initial capital contribution of $20 million. The new bank is not expected to have a material effect on the Company’s operations for several years.

8.    OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of September 30, 2005, we operated six community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions First National Bank (“ZFNB”) operates 110 branches in Utah and 23 in Idaho. California Bank & Trust (“CB&T”) operates 91 branches in California. Nevada State Bank (“NSB”) operates 69 branches in Nevada. National Bank of Arizona (“NBA”) operates 54 branches in Arizona. Vectra Bank Colorado (“Vectra”) operates 40 branches in Colorado and one branch in New Mexico. The Commerce Bank of Washington (“Commerce”) operates one branch in the state of Washington. The operating segment identified as “Other” includes the parent company, other smaller nonbank operating units, and eliminations of transactions between segments.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended September 30, 2005 and 2004:

(In millions)	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona
	2005	2004	2005	2004	2005	2004	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$104.2	$83.9	$113.3	$100.7	$44.7	$35.8	$48.3	$35.4
Hedge income recorded directly at subsidiary	(0.3)	3.6	(0.5)	3.5	0.2	0.4	0.4	0.1
Allocated hedge income	0.7	(2.9)	–	–	(0.1)	0.3	(0.2)	0.8

Net interest income	104.6	84.6	112.8	104.2	44.8	36.5	48.5	36.3
Provision for loan losses	6.0	4.1	4.5	3.0	(0.9)	1.1	1.9	1.0

Net interest income after provision for loan losses	98.6	80.5	108.3	101.2	45.7	35.4	46.6	35.3
Noninterest income	68.7	69.4	19.1	19.8	7.7	8.3	6.0	5.2
Noninterest expense	98.2	91.6	59.6	57.9	26.8	23.5	24.3	21.0
Impairment loss on goodwill	–	0.6	–	–	–	–	–	–

Income before income taxes and minority interest	69.1	57.7	67.8	63.1	26.6	20.2	28.3	19.5
Income tax expense (benefit)	23.1	20.4	27.3	25.2	9.2	6.9	11.2	7.9
Minority interest	–	–	–	–	–	–	–	–

Net income (loss)	$46.0	$37.3	$40.5	$37.9	$17.4	$13.3	$17.1	$11.6

AVERAGE BALANCE SHEET DATA
Assets	$12,497	$12,249	$10,236	$9,710	$3,693	$3,248	$3,972	$3,396
Net loans and leases	8,523	7,212	7,269	6,808	2,791	2,456	3,464	2,769
Deposits	8,620	7,822	8,627	8,186	3,271	2,877	3,420	2,974
Shareholder’s equity	791	733	1,048	1,016	234	213	289	247

(In millions)	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company
	2005	2004	2005	2004	2005	2004	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$22.6	$19.5	$7.5	$5.7	$0.2	$(0.4)	$340.8	$280.6
Hedge income recorded directly at subsidiary	(0.1)	1.6	(0.1)	0.4	0.2	0.9	(0.2)	10.5
Allocated hedge income	(0.3)	1.3	(0.1)	0.5	–	–	–	–

Net interest income	22.2	22.4	7.3	6.6	0.4	0.5	340.6	291.1
Provision for loan losses	0.3	–	0.3	0.3	–	(0.1)	12.1	9.4

Net interest income after provision for loan losses	21.9	22.4	7.0	6.3	0.4	0.6	328.5	281.7
Noninterest income	6.3	7.7	0.4	0.3	3.1	2.5	111.3	113.2
Noninterest expense	22.1	22.7	3.0	2.7	14.5	13.4	248.5	232.8
Impairment loss on goodwill	–	–	–	–	–	–	–	0.6

Income before income taxes and minority interest	6.1	7.4	4.4	3.9	(11.0)	(10.3)	191.3	161.5
Income tax expense (benefit)	2.2	2.7	1.3	1.2	(6.1)	(6.1)	68.2	58.2
Minority interest	–	–	–	–	0.1	0.8	0.1	0.8

Net income (loss)	$3.9	$4.7	$3.1	$2.7	$(5.0)	$(5.0)	$123.0	$102.5

AVERAGE BALANCE SHEET DATA
Assets	$2,324	$2,348	$781	$700	$(285)	$(282)	$33,218	$31,369
Net loans and leases	1,511	1,520	375	341	76	114	24,009	21,220
Deposits	1,645	1,628	429	443	(1,205)	(1,200)	24,807	22,730
Shareholder’s equity	296	344	50	47	265	77	2,973	2,677

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the nine months ended September 30, 2005 and 2004:

(In millions)	Zions First National Bank and Subsidiaries		California Bank & Trust		Nevada State Bank		National Bank of Arizona
	2005	2004	2005	2004	2005	2004	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$300.7	$249.4	$330.9	$290.9	$123.9	$101.7	$134.8	$99.1
Hedge income recorded directly at subsidiary	2.6	15.6	2.4	11.1	1.1	1.2	1.3	0.3
Allocated hedge income	(0.5)	(13.5)	–	–	–	1.4	0.1	3.5

Net interest income	302.8	251.5	333.3	302.0	125.0	104.3	136.2	102.9
Provision for loan losses	19.7	15.8	7.0	6.0	(0.4)	3.8	4.8	3.0

Net interest income after provision for loan losses	283.1	235.7	326.3	296.0	125.4	100.5	131.4	99.9
Noninterest income	200.1	204.9	56.7	58.7	23.4	23.9	16.5	16.7
Noninterest expense	286.2	258.8	182.9	174.2	77.9	70.3	72.0	62.6
Impairment loss on goodwill	–	0.6	–	–	–	–	–	–

Income before income taxes and minority interest	197.0	181.2	200.1	180.5	70.9	54.1	75.9	54.0
Income tax expense (benefit)	65.2	62.0	80.7	72.5	24.5	18.6	30.2	21.6
Minority interest	(0.1)	(0.3)	–	–	–	–	–	–

Net income (loss)	$131.9	$119.5	$119.4	$108.0	$46.4	$35.5	$45.7	$32.4

AVERAGE BALANCE SHEET DATA
Assets	$12,367	$12,247	$10,165	$9,540	$3,518	$3,123	$3,809	$3,171
Net loans and leases	8,265	7,141	7,163	6,666	2,679	2,321	3,297	2,583
Deposits	8,335	7,509	8,450	7,881	3,086	2,750	3,255	2,747
Shareholder’s equity	771	737	1,044	996	228	205	279	243

(In millions)	Vectra Bank Colorado		The Commerce Bank of Washington		Other		Consolidated Company
	2005	2004	2005	2004	2005	2004	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$64.7	$59.0	$21.5	$16.7	$(0.6)	$(0.4)	$975.9	$816.4
Hedge income recorded directly at subsidiary	1.5	4.6	0.1	1.3	1.6	0.9	10.6	35.0
Allocated hedge income	0.3	6.3	0.1	2.3	–	–	–	–

Net interest income	66.5	69.9	21.7	20.3	1.0	0.5	986.5	851.4
Provision for loan losses	0.9	1.6	0.9	0.8	–	(0.1)	32.9	30.9

Net interest income after provision for loan losses	65.6	68.3	20.8	19.5	1.0	0.6	953.6	820.5
Noninterest income	19.8	22.5	1.2	1.2	3.1	4.7	320.8	332.6
Noninterest expense	65.4	69.0	9.2	8.4	36.9	41.8	730.5	685.1
Impairment loss on goodwill	–	–	–	–	–	–	–	0.6

Income before income taxes and minority interest	20.0	21.8	12.8	12.3	(32.8)	(36.5)	543.9	467.4
Income tax expense (benefit)	7.1	7.9	3.9	4.0	(17.3)	(19.1)	194.3	167.5
Minority interest	–	–	–	–	(2.3)	(0.8)	(2.4)	(1.1)

Net income (loss)	$12.9	$13.9	$8.9	$8.3	$(13.2)	$(16.6)	$352.0	$301.0

AVERAGE BALANCE SHEET DATA
Assets	$2,302	$2,425	$761	$704	$(390)	$(464)	$32,532	$30,746
Net loans and leases	1,480	1,607	373	337	86	116	23,343	20,771
Deposits	1,592	1,674	425	441	(1,198)	(1,247)	23,945	21,755
Shareholder’s equity	312	360	50	49	208	35	2,892	2,625

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

(In thousands, except per share and ratio data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
EARNINGS
Taxable-equivalent net interest income	$345,826	$296,384	16.68%	$1,002,034	$867,519	15.51%
Taxable-equivalent revenue	457,075	409,540	11.61%	1,322,831	1,200,113	10.23%
Net interest income	340,652	291,115	17.02%	986,531	851,434	15.87%
Noninterest income	111,249	113,156	(1.69)%	320,797	332,594	(3.55)%
Provision for loan losses	12,107	9,363	29.31%	32,907	30,908	6.47%
Noninterest expense	248,472	232,813	6.73%	730,473	685,127	6.62%
Impairment loss on goodwill	–	602	(100.00)%	–	602	(100.00)%
Income before income taxes and minority interest	191,322	161,493	18.47%	543,948	467,391	16.38%
Income taxes	68,200	58,140	17.30%	194,279	167,485	16.00%
Minority interest	152	858	(82.28)%	(2,345)	(1,100)	113.18%
Net income	122,970	102,495	19.98%	352,014	301,006	16.95%

PER COMMON SHARE
Net income (diluted)	1.34	1.13	18.58%	3.84	3.31	16.01%
Dividends	0.36	0.32	12.50%	1.08	0.94	14.89%
Book value				33.30	30.39	9.58%

SELECTED RATIOS
Return on average assets	1.47%	1.30%		1.45%	1.31%
Return on average common equity	16.41%	15.23%		16.27%	15.32%
Efficiency ratio	54.36%	56.85%		55.22%	57.09%
Net interest margin	4.59%	4.20%		4.57%	4.21%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

(In thousands, except share and ratio data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change

AVERAGE BALANCES
Total assets	$33,218,477	$31,368,578	5.90%	$32,531,725	$30,746,329	5.81%
Securities	4,993,735	5,232,188	(4.56)%	5,091,701	5,181,732	(1.74)%
Net loans and leases	24,009,024	21,220,481	13.14%	23,343,316	20,770,913	12.38%
Goodwill	638,957	645,462	(1.01)%	640,151	649,751	(1.48)%
Core deposit and other intangibles	52,276	62,923	(16.92)%	53,964	66,622	(19.00)%
Total deposits	24,807,387	22,729,540	9.14%	23,945,430	21,754,978	10.07%
Core deposits (1)	23,029,389	21,463,026	7.30%	22,376,328	20,521,173	9.04%
Minority interest	26,220	23,791	10.21%	25,270	22,456	12.53%
Shareholders’ equity	2,972,615	2,677,404	11.03%	2,892,162	2,625,039	10.18%

Weighted average common and common-equivalent shares outstanding	91,605,279	90,956,674	0.71%	91,606,315	90,819,586	0.87%

AT PERIOD END
Total assets				$33,422,701	$30,731,040	8.76%
Securities				4,992,339	5,058,691	(1.31)%
Net loans and leases				23,930,017	21,507,043	11.27%
Sold loans being serviced (2)				3,561,818	3,152,924	12.97%
Allowance for loan losses				287,237	269,413	6.62%
Allowance for unfunded lending commitments				15,830	12,030	31.59%
Goodwill				639,120	642,645	(0.55)%
Core deposit and other intangibles				47,670	57,665	(17.33)%
Total deposits				25,399,741	23,165,131	9.65%
Core deposits (1)				23,507,531	21,883,851	7.42%
Minority interest				26,719	24,481	9.14%
Shareholders’ equity				2,999,173	2,724,261	10.09%

Common shares outstanding				90,067,016	89,638,753	0.48%

Average equity to average assets	8.95%	8.54%		8.89%	8.54%
Common dividend payout	26.47%	28.10%		27.74%	28.49%
Tangible common equity ratio				7.06%	6.74%
Nonperforming assets				83,101	91,105	(8.79)%
Accruing loans past due 90 days or more				15,836	18,182	(12.90)%
Nonperforming assets to net loans and leases and other real estate owned at period end				0.35%	0.42%

(1)	Amount consists of total deposits excluding time deposits $100,000 and over.
(2)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

•	the Company’s ability to successfully execute its business plans, manage its risks, and achieve its objectives;

•	changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events;

•	changes in financial market conditions, either nationally or locally in areas in which the Company conducts its operations, including without limitation, reduced rates of business formation and growth and commercial real estate development;

•	fluctuations in the equity and fixed-income markets;

•	changes in interest rates;

•	acquisitions and integration of acquired businesses;

•	increases in the levels of losses, customer bankruptcies, claims and assessments;

•	changes in fiscal, monetary, regulatory, trade and tax policies and laws;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	inflation and deflation;

•	technological changes;

•	legislation or regulatory changes, which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations; and

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies.

In addition, the following factors relating to the Company’s proposed acquisition of Amegy Bancorporation, Inc., among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the businesses of Zions Bancorporation and Amegy Bancorporation may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; (2) the expected growth opportunities and cost savings from the merger may not be fully realized or may take longer to realize than expected; (3) operating costs, customer losses and business disruption following the merger, including adverse effects on

ZIONS BANCORPORATION AND SUBSIDIARIES

relationships with employees, may be greater than expected; and (4) governmental approvals of the merger may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “Zions,” “the Company,” “we,” “our”) reported net income of $123.0 million, or $1.34 per diluted share for the third quarter of 2005 compared with $102.5 million, or $1.13 per diluted share for the third quarter of 2004. The annualized return on average assets was 1.47% in the third quarter of 2005 compared to 1.30% in the third quarter of 2004. For the same comparative periods, the annualized return on average common equity was 16.41% compared to 15.23%. In addition, the efficiency ratio, which is defined as the percentage of noninterest expenses to taxable-equivalent revenue, was 54.4% compared to 56.8% for the third quarter of 2004.

Net income for the first nine months of 2005 was $352.0 million or $3.84 per diluted share, compared to $301.0 million or $3.31 per diluted share for the first nine months of 2004. For the first nine months of 2005, the annualized return on average assets was 1.45% compared to 1.31% for the same period of 2004. For the same comparative periods, the annualized return on average common equity was 16.27% compared to 15.32%. The efficiency ratio for the first nine months of 2005 was 55.2% compared to 57.1% for 2004.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the third quarter of 2005 increased 16.7% to $345.8 million compared with $296.4 million for the comparable period of 2004. The increase reflects growth in both loans and deposits coupled with the effect of an increase in the net interest margin. For the first nine months of 2005, net interest income on a fully taxable-equivalent basis was $1,002.0 million, an increase of 15.5% compared to $867.5 million in 2004. The incremental tax rate used for calculating all taxable-equivalent adjustments is 35% for all periods presented.

The Company’s net interest margin was 4.59% for the third quarter of 2005, compared to 4.60% for the second quarter of 2005 and 4.20% for the third quarter of 2004. Since the middle of 2004, the margin has been positively impacted by the benefits of increasing noninterest-bearing demand deposits and the increasing spreads earned on those deposits. Also, reductions in lower-yielding short-term investments have been used to fund higher-yielding loans. The margin for the third quarter of 2005 continued to be influenced by solid loan and deposit growth. During the first quarter of 2005, the Company reclassified certain fees from

ZIONS BANCORPORATION AND SUBSIDIARIES

interest income to “Other service charges, commissions and fees” in noninterest income. This had the effect of reducing the net interest margin by four to six basis points in that and prior quarters. Prior quarters have been reclassified for comparability.

The yield on average earning assets increased 103 basis points during the third quarter of 2005 compared to the same period in 2004. The average rate paid this quarter on interest-bearing funds increased 93 basis points from the third quarter of 2004. The spread on average interest-bearing funds for the third quarter of 2005 was 3.93%, up from 3.83% for the third quarter of 2004. Comparing the first nine months of 2005 with 2004, the yield on average earning assets increased 94 basis points, while the cost of interest-bearing funds increased 81 basis points.

The Federal Reserve raised its target for the federal funds rate twice during the quarter by a combined 50 basis points. These increases were followed by corresponding increases in the prime rate charged by most major banks, including Zions’ subsidiary banks. The Federal Reserve has indicated that it will continue monitoring the economy and implement additional rate changes as appropriate. The Company expects to continue its efforts to maintain a slightly “asset sensitive” position with regard to interest rate risk. However, its actual position is highly dependent upon changes in both short-term and long-term interest rates, as well as the actions of competitors and customers in response to those changes.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
(In thousands)	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate
ASSETS
Money market investments	$915,954	$7,723	3.35%	$1,605,277	$4,994	1.24%
Securities:
Held to maturity	641,745	11,159	6.90%	640,207	10,996	6.83%
Available for sale	3,866,988	50,582	5.19%	3,753,811	41,164	4.36%
Trading account	485,002	4,753	3.89%	838,170	8,884	4.22%

Total securities	4,993,735	66,494	5.28%	5,232,188	61,044	4.64%

Loans:
Loans held for sale	187,692	2,462	5.20%	124,000	932	2.99%
Net loans and leases (2)	23,821,332	411,772	6.86%	21,096,481	317,695	5.99%

Total loans and leases	24,009,024	414,234	6.85%	21,220,481	318,627	5.97%

Total interest-earning assets	29,918,713	488,451	6.48%	28,057,946	384,665	5.45%

Cash and due from banks	1,123,297			1,038,432
Allowance for loan losses	(284,423)			(272,463)
Goodwill	638,957			645,462
Core deposit and other intangibles	52,276			62,923
Other assets	1,769,657			1,836,278

Total assets	$33,218,477			$31,368,578

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$3,404,743	7,756	0.90%	$3,379,890	5,359	0.63%
Money market super NOW	9,943,220	51,783	2.07%	9,821,968	27,689	1.12%
Time under $100,000	1,522,194	10,941	2.85%	1,407,490	6,773	1.91%
Time $100,000 and over	1,777,998	14,954	3.34%	1,266,514	7,557	2.37%
Foreign	715,838	5,641	3.13%	409,644	1,362	1.32%

Total interest-bearing deposits	17,363,993	91,075	2.08%	16,285,506	48,740	1.19%

Borrowed funds:
Securities sold, not yet purchased	503,722	4,660	3.67%	708,342	7,135	4.01%
Federal funds purchased and security repurchase agreements	2,186,773	16,368	2.97%	2,397,862	7,959	1.32%
Commercial paper	143,239	1,294	3.58%	191,767	756	1.57%
FHLB advances and other borrowings:
One year or less	107,606	891	3.29%	154,593	519	1.34%
Over one year	226,786	2,885	5.05%	229,703	2,928	5.07%
Long-term debt	1,701,575	25,452	5.93%	1,697,356	20,244	4.74%

Total borrowed funds	4,869,701	51,550	4.20%	5,379,623	39,541	2.92%

Total interest-bearing liabilities	22,233,694	142,625	2.55%	21,665,129	88,281	1.62%

Noninterest-bearing deposits	7,443,394			6,444,034
Other liabilities	542,554			558,220

Total liabilities	30,219,642			28,667,383
Minority interest	26,220			23,791
Total shareholders’ equity	2,972,615			2,677,404

Total liabilities and shareholders’ equity	$33,218,477			$31,368,578

Spread on average interest-bearing funds			3.93%			3.83%
Taxable-equivalent net interest income and net yield on interest-earning assets		$345,826	4.59%		$296,384	4.20%

(1) Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (Continued)

(Unaudited)

(In thousands)	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average Balance	Amount of Interest (1)	Average Rate	Average Balance	Amount of Interest (1)	Average Rate
ASSETS
Money market investments	$865,182	$18,402	2.84%	$1,576,519	$11,529	0.98%
Securities:
Held to maturity	640,090	33,245	6.94%	453,902	23,370	6.88%
Available for sale	3,919,114	149,204	5.09%	3,956,116	127,433	4.30%
Trading account	532,497	15,832	3.98%	771,714	23,227	4.02%

Total securities	5,091,701	198,281	5.21%	5,181,732	174,030	4.49%

Loans:
Loans held for sale	190,604	6,683	4.69%	157,452	3,595	3.05%
Net loans and leases (2)	23,152,712	1,153,991	6.66%	20,613,461	914,080	5.92%

Total loans and leases	23,343,316	1,160,674	6.65%	20,770,913	917,675	5.90%

Total interest-earning assets	29,300,199	1,377,357	6.29%	27,529,164	1,103,234	5.35%

Cash and due from banks	1,073,089			1,000,655
Allowance for loan losses	(278,708)			(271,782)
Goodwill	640,151			649,751
Core deposit and other intangibles	53,964			66,622
Other assets	1,743,030			1,771,919

Total assets	$32,531,725			$30,746,329

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$3,392,567	20,640	0.81%	$3,338,766	15,398	0.62%
Money market super NOW	9,820,469	128,871	1.75%	9,316,936	70,590	1.01%
Time under $100,000	1,463,881	28,398	2.59%	1,449,637	20,195	1.86%
Time $100,000 and over	1,569,102	35,780	3.05%	1,233,805	21,015	2.28%
Foreign	573,938	11,802	2.75%	317,667	2,615	1.10%

Total interest-bearing deposits	16,819,957	225,491	1.79%	15,656,811	129,813	1.11%

Borrowed funds:
Securities sold, not yet purchased	507,137	13,903	3.67%	659,441	19,152	3.88%
Federal funds purchased and security repurchase agreements	2,314,856	44,783	2.59%	2,750,202	21,375	1.04%
Commercial paper	149,637	3,471	3.10%	205,559	2,057	1.34%
FHLB advances and other borrowings:
One year or less	269,859	5,837	2.89%	332,646	2,825	1.13%
Over one year	227,319	8,587	5.05%	230,338	8,758	5.08%
Long-term debt	1,694,642	73,251	5.78%	1,648,176	51,735	4.19%

Total borrowed funds	5,163,450	149,832	3.88%	5,826,362	105,902	2.43%

Total interest-bearing liabilities	21,983,407	375,323	2.28%	21,483,173	235,715	1.47%

Noninterest-bearing deposits	7,125,473			6,098,167
Other liabilities	505,413			517,494

Total liabilities	29,614,293			28,098,834
Minority interest	25,270			22,456
Total shareholders’ equity	2,892,162			2,625,039

Total liabilities and shareholders’ equity	$32,531,725			$30,746,329

Spread on average interest-bearing funds			4.01%			3.88%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,002,034	4.57%		$867,519	4.21%

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

The provision for loan losses for the third quarter of 2005 was $12.1 million compared to $9.4 million for the same period in 2004. On an annualized basis, the provision was 0.20% of average loans for the third quarter of 2005 and 0.18% for the third quarter of 2004. The provision for unfunded lending commitments was $0.4 million for the third quarter of 2005 compared to $0.9 million for the same period of 2004. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and fundings. The related provision will generally reflect these fluctuations. When combined, the provisions for credit losses for the third quarter of 2005 were $12.5 million compared to $10.3 million for the third quarter of 2004.

The provision for loan losses for the first nine months of 2005 was $32.9 million, 6.5% more than the $30.9 million provision for the first nine months of 2004. The relatively low level of the provision corresponds to the general good credit quality that the Company is experiencing. However, we do not expect that the provision for loan losses can remain at these low levels indefinitely and we believe that the provision may increase at some point in the future. The provision for unfunded lending commitments was $3.1 million for the first nine months of 2005 compared to ($0.2) million for the same period in 2004, in part reflecting the rising levels of unfunded commitments resulting from the current strong levels of new commitment originations.

Noninterest Income

Compared with the third quarter of 2004, noninterest income for the third quarter of 2005 decreased $1.9 million, or 1.7%. The decrease included a $3.2 million decrease in net equity securities gains, as discussed later in this section. Service charges and fees on deposit accounts also decreased $1.3 million from the third quarter of 2004 and income from the Company’s securities conduit decreased $0.6 million. The decline in service charges and fees on deposit accounts was primarily the result of higher earnings credit rates on commercial transaction accounts as market interest rates continued to rise, and to a lesser extent, lower other fees on consumer accounts. Other service charges, commissions and fees increased $1.8 million from the third quarter of 2004 mainly due to a $1.7 million increase in debit card interchange fees. Market making, trading and nonhedge derivative income increased $1.6 million.

Net equity securities gains were $1.1 million for the third quarter of 2005 compared with net gains of $4.3 million for the same period in 2004 and included net gains on venture capital equity investments of $0.6 million in 2005 compared to net gains of $3.3 million in 2004. Adjusted for expenses, minority interest and income taxes, venture capital funds reduced net income by $0.1 million for the third quarter of 2005 and increased net income by $0.9 million in the third quarter of 2004.

Income from securities conduit represents fees that we receive from Lockhart Funding, a “qualifying special-purpose entity” securities conduit, in return for back-up liquidity, an interest rate agreement and administrative services that Zions First National Bank provides to the entity in accordance with a servicing agreement. The decrease in income for the third quarter of 2005 when compared to the same period in 2004 resulted from compression of spreads between Lockhart’s assets and liabilities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Trading income for the third quarter of 2005 was $3.8 million compared to $3.5 million for the same period in 2004. Nonhedge derivative income for the third quarter of 2005 was $0.3 million compared to losses of $1.1 million for the comparable period of 2004.

Loan sales and servicing income for the third quarter of 2005 includes a gain of $2.6 million from the securitization of small business loans compared to a gain of $0.8 million from a securitization of small business loans during the third quarter of 2004. See “Sold Loans Being Serviced” for additional information on the securitization.

Noninterest income for the first nine months of 2005 of $320.8 million decreased $11.8 million or 3.5% from $332.6 million for the first nine months of 2004. Service charges and fees on deposit accounts decreased $5.2 million for the reasons previously discussed in the quarterly comparison. Other service charges, commissions and fees for the first nine months of 2005 increased $5.2 million compared to the same period in 2004 principally as a result of increases in debit card interchange and loan-related service charges, partially offset by reduced brokerage fees.

Market making, trading and nonhedge derivative income was $14.4 million compared to $14.7 million in the first nine months of 2004. Of these amounts, trading income was $12.8 million for 2005 compared to $14.1 million for 2004 and nonhedge derivative income was $1.6 million compared to $0.6 million for 2004.

Equity securities losses includes $3.9 million in net losses on venture capital equity investments, while for the same period in 2004 net losses were $5.2 million. Adjusted for expenses, minority interest and income taxes, the losses related to venture capital funds reduced net income by $2.2 million and $4.2 million in the first nine months of 2005 and 2004, respectively.

Net fixed income securities gains for the first nine months of 2005 include an impairment loss of $1.6 million on a security that was repurchased from Lockhart Funding, LLC, in accordance with the terms of the Lockhart Liquidity Facility. This is the only security that we have repurchased under the terms of the Liquidity Agreement and the security is still rated at an investment grade level. In addition, we expect to recover our investment plus contractual interest on the security. See “Liquidity” for additional information on Lockhart Funding, LLC.

“Other” noninterest income decreased $4.5 million from the first nine months of 2005 compared with the same period in 2004. Other noninterest income for 2005 includes a $2.3 million gain on the sale of a branch by Zions First National Bank and a $2.5 million increase in sales of scanners by NetDeposit (a subsidiary of Zions that develops and markets Check 21 software). Other noninterest income for the first nine months of 2004 includes $5.3 million from litigation settlements, $1.5 million from the sale of certain personal trust accounts in Arizona and a $1 million gain on the sale of a building in California.

Noninterest Expense

Noninterest expense for the third quarter of 2005 of $248.5 million increased $15.7 million or 6.7% over the $232.8 million for the third quarter of 2004. The Company’s efficiency ratio was 54.4% for the third quarter of 2005 compared to 56.8% for the same period of 2004.

Salaries and employee benefits increased $9.0 million or 6.7%, compared to the third quarter of 2004. The increase from the prior year was due principally to increased costs of performance-based incentive plans, inflationary salary increases and increased staffing levels in selected areas. Over the past year, the Company has specifically increased staffing related to its new Private Client Services business and the activities related to NetDeposit.

ZIONS BANCORPORATION AND SUBSIDIARIES

Legal and professional services for the third quarter of 2005 increased $2.0 million when compared to the third quarter of 2004. The increased expenses for 2005 result mainly from increased consulting costs associated with systems conversions efforts and data systems development. “Other” noninterest expense increased $3.3 million or 8.1% when compared to the same period in 2004. The increase is primarily attributable to increased data processing costs, increased NetDeposit scanner costs and higher operational losses.

Noninterest expense for the first nine months of 2005 of $730.5 million increased 6.6% from $685.1 million for the first nine months of 2004. The Company’s efficiency ratio was 55.2% for the first nine months of 2005 compared to 57.1% for the same period of 2004. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Salaries and employee benefits for the first nine months of 2005 increased $25.7 million, or 6.5% when compared to the same period in 2004. The increase was primarily the result of higher performance-based bonus and profit sharing plan costs and increases in staff. Other noninterest expense for the first nine months of 2005 increased $13.6 million or 11.5% compared to the first nine months of 2004. The increase is primarily attributable to increased bankcard expense, higher data processing costs, NetDeposit scanner costs and higher fidelity insurance premiums.

As discussed in Note 3 of the Notes to Consolidated Financial Statements, in December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the statement of income for all awards that vest based on their fair values. On April 15, 2005, the Securities and Exchange Commission (“SEC”) announced that it was amending Regulation S-X to provide up to a six-month delay for the adoption of SFAS No. 123R, or January 1, 2006 for calendar year public companies. The Company will adopt the standard beginning January 1, 2006. Upon adoption of this Statement, salaries and employee benefits expense will increase.

At September 30, 2005, the Company had 7,977 full-time equivalent employees, 389 domestic branches, and 475 ATMs, compared to 7,924 full-time equivalent employees, 385 domestic branches, and 479 ATMs at September 30, 2004.

Income Taxes

The Company’s income tax expense increased to $68.2 million for the third quarter of 2005 compared to $58.1 million for the same period in 2004. The Company’s effective income tax rates, including the effects of minority interest, were 35.7% and 36.2% for the third quarters of 2005 and 2004, respectively. The effective income tax rates for the first nine months of 2005 and 2004 were 35.6% and 35.7% respectively. As discussed in previous filings, the Company has received Federal income tax credits under the Community Development Financial Institutions Fund set up by the U.S. Government that will be recognized over the next seven years. The effect of these tax credits was to reduce income tax expense by $1.1 million for the third quarter of 2005 and $59 thousand for the third quarter of 2004 and first nine months of 2004. The credits reduced income tax expense by $2.6 million for the first nine months of 2005. The tax rates reflect a lower proportion of tax exempt income to total income for 2005 compared to 2004, offset by the increased tax credits.

ZIONS BANCORPORATION AND SUBSIDIARIES

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 6.4% to $29.3 billion for the nine months ended September 30, 2005 compared to $27.5 billion for the comparable period in 2004. Interest-earning assets comprised 90.1% of total average assets for the first nine months of 2005, compared with 89.5% for the comparable period of 2004.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, decreased 45.1% to $865 million for the first nine months of 2005 compared to $1.6 billion for the first nine months of 2004. Reductions in money market instruments have been used to fund new loan growth during 2005. Average net loans and leases for the first nine months of 2005 increased by 12.4% when compared to the same period in 2004. Average total deposits for the first nine months of 2005 increased 10.1% compared to the same period in 2004, with interest-bearing deposits increasing 7.4% and noninterest-bearing deposits increasing 16.8%.

Investment Securities Portfolio

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

(In millions)	September 30, 2005		December 31, 2004		September 30, 2004
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
HELD TO MATURITY
Municipal securities	$643	$641	$642	$642	$639	$640

AVAILABLE FOR SALE
U.S. Treasury securities	35	36	36	36	36	37
U.S. government agencies and corporations:
Small Business Administration loan-backed securities	748	746	712	711	687	690
Other agency securities	254	251	275	277	258	259
Municipal securities	90	91	95	96	96	98
Mortgage/asset-backed and other debt securities	2,593	2,613	2,743	2,760	2,621	2,637

	3,720	3,737	3,861	3,880	3,698	3,721

Other securities:
Mutual funds	255	254	301	301	257	258
Stock	6	7	6	8	7	7

	261	261	307	309	264	265

	3,981	3,998	4,168	4,189	3,962	3,986

Total	$4,624	$4,639	$4,810	$4,831	$4,601	$4,626

The amortized cost of investment securities at September 30, 2005 decreased 3.9% from the amount at December 31, 2004 but was up slightly from the balance at September 30, 2004. The Company’s securities portfolio increased during 2004 as it took advantage of the availability of core deposits and favorable opportunities to issue debt. However, we have been reducing the securities portfolio during 2005 to fund a portion of the Company’s new loan growth. Since loan growth is expected to continue, we anticipate that additional reductions of investment securities may be necessary.

ZIONS BANCORPORATION AND SUBSIDIARIES

The investment securities portfolio includes $1.1 billion of nonrated, fixed income securities, compared to $1.0 billion at both December 31, 2004 and September 30, 2004. These securities include nonrated municipal securities as well as nonrated, asset-backed subordinated tranches.

Loan Portfolio

Net loans and leases at September 30, 2005 were $23.9 billion, an annualized increase of 7.7% from December 31, 2004 and an increase of 11.3% over the balance at September 30, 2004. See “Sold Loans Being Serviced” for a description of a small business loan sale during the third quarter of 2005.

The following table sets forth the loan portfolio by type of loan:

(In millions)	September 30, 2005	December 31, 2004	September 30, 2004
Loans held for sale	$213	$197	$151

Commercial lending:
Commercial and industrial	4,885	4,643	4,474
Leasing	359	370	374
Owner occupied	4,063	3,790	3,472

Total commercial lending	9,307	8,803	8,320

Commercial real estate:
Construction	4,435	3,536	3,289
Term	4,051	3,998	3,804

Total commercial real estate	8,486	7,534	7,093

Consumer:
Home equity credit line	1,041	1,104	1,026
1-4 family residential	4,229	4,234	4,118
Bankcard and other revolving plans	194	225	217
Other	437	532	573

Total consumer	5,901	6,095	5,934

Foreign loans	5	5	4

Other receivables	125	98	109

Total loans	$24,037	$22,732	$21,611

The strong loan growth noted above for commercial and commercial real estate lending was widely diversified across our geographical footprint and consistent with the economic activity in that area.

Sold Loans Being Serviced

Zions performs loan servicing on both loans that it holds in its portfolios and also on loans that are owned by third party investor-owned trusts. In addition, Zions has a practice of securitizing and selling a portion of the loans that it originates, and in many instances provides the servicing on these loans as a condition of the sale.

In September 2005, we finalized a loan securitization that resulted in removing approximately $707 million of small business loans and $38 million of related loan purchase premiums from the Company’s balance sheet. Of these loans, an allocated amount of approximately $661 million was securitized and sold to Lockhart Funding, LLC, which is a qualifying special-purpose entity securities conduit. The Company recorded capitalized residual cash flows of approximately $45 million and subordinated retained interests of

ZIONS BANCORPORATION AND SUBSIDIARIES

$42 million as a result of the securitization. The gain recognized from the sale of the loans was $2.6 million, net of sales expenses.

	Sold loans being serviced		Residual interests on balance sheet at September 30, 2005
(In millions)	Sales for nine months ended September 30, 2005	Outstanding balance at September 30, 2005	Subordinated retained interests	Capitalized residual cash flows	Total
Home equity credit lines	$336	$505	$13	$9	$22
Small business loans	707	2,460	221	111	332
SBA 7(a) loans	17	205	–	5	5
Farmer Mac	40	392	–	6	6

Total	$1,100	$3,562	$234	$131	$365

Consumer and other loan securitizations being serviced for others totaled $3.6 billion at the end of the third quarter of 2005, $3.1 billion at December 31, 2004 and $3.2 billion at September 30, 2004.

As of September 30, 2005, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $365 million in connection with the $3.6 billion of sold loans being serviced. As is a common practice with securitized transactions, the Company had retained subordinated interests in the securitized assets that totaled $234 million at September 30, 2005, and represented junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as “excess servicing,” of $131 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

As of September 30, 2005, conforming long-term first mortgage real estate loans being serviced for others were $423 million, compared with $404 million at December 31, 2004 and $418 million at September 30, 2004.

Other Noninterest-Bearing Investments

As of September 30, 2005, the Company had $708 million of other noninterest-bearing investments compared with $665 million at December 31, 2004 and $666 million at September 30, 2004.

(In millions)	September 30, 2005	December 31, 2004	September 30, 2004
Bank-owned life insurance	$417	$385	$380
Federal Home Loan Bank and Federal Reserve stock	127	124	124
SBIC investments	72	70	71
Other public companies	39	40	41
Other nonpublic companies	37	30	34
Trust preferred securities	16	16	16

	$708	$665	$666

Deposits

Total deposits at the end of the third quarter of 2005 increased at an annualized rate of 12.1% from the balances reported at December 31, 2004, and increased 9.6% over the September 30, 2004 amounts. Core deposits at September 30, 2005 increased 9.1%, annualized, compared to the December 31, 2004 balance and

ZIONS BANCORPORATION AND SUBSIDIARIES

7.4% compared to the balance at September 30, 2004. Noninterest-bearing demand deposits increased 17.7% annualized, compared to year end balances and 16.0% from balances at September 30, 2004.

The mix of deposits remained favorable during the third quarter of 2005 as demand, savings and money market deposits comprised 83.3% of total deposits at the end of the third quarter, compared with 86.6% and 86.8% as of December 31, 2004 and September 30, 2004, respectively.

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

Another aspect of the Company’s credit risk management strategy is to diversify its loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at September 30, 2005 no single loan type exceeded 20.3% of the Company’s total loan portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2005		December 31, 2004		September 30, 2004
(In millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$4,885	20.3%	$4,643	20.4%	$4,474	20.7%
Leasing	359	1.5%	370	1.6%	374	1.7%
Owner occupied	4,063	16.9%	3,790	16.7%	3,472	16.1%

Commercial real estate:
Construction	4,435	18.5%	3,536	15.6%	3,289	15.2%
Term	4,051	16.9%	3,998	17.6%	3,804	17.6%

Consumer:
Home equity credit line	1,041	4.3%	1,104	4.9%	1,026	4.7%
1-4 family residential	4,229	17.6%	4,234	18.6%	4,118	19.1%
Bankcard and other revolving plans	194	0.8%	225	1.0%	217	1.0%
Other	437	1.8%	532	2.3%	573	2.7%

Other	343	1.4%	300	1.3%	264	1.2%

Total loans	$24,037	100.0%	$22,732	100.0%	$21,611	100.0%

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

A more comprehensive discussion of our credit risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2004. In addition, as discussed in the following sections, the Company’s level of credit quality continued to be very strong during the third quarter of 2005 compared to historical standards. We believe that this level of credit quality will not be able to be maintained indefinitely.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the Company’s nonperforming assets:

(In millions)	September 30, 2005	December 31, 2004	September 30, 2004
Nonaccrual loans	$67	$72	$76
Restructured loans	1	–	1
Other real estate owned	15	12	14

Total	$83	$84	$91

% of net loans and leases* and other real estate owned	0.35%	0.37%	0.42%

Accruing loans past due 90 days or more	$16	$16	$18

% of net loans and leases*	0.07%	0.07%	0.08%

* Includes loans held for sale

Total nonperforming assets decreased 1.4% as of September 30, 2005 compared with the balance at December 31, 2004.

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

The Company’s total recorded investment in impaired loans was $35 million at September 30, 2005, compared with $41 million at December 31, 2004 and $40 million at September 30, 2004. Estimated losses on impaired loans are included in the allowance for loan losses. At September 30, 2005, the allowance for loan losses included $4 million for impaired loans with a recorded investment of $14 million. At December 31, 2004, the allowance included $9 million for impaired loans with a $27 million recorded investment, and at September 30, 2004 the allowance included $6 million for impaired loans with a $21 million recorded investment.

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

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(In millions)	Nine Months Ended September 30, 2005	Twelve Months Ended December 31, 2004	Nine Months Ended September 30, 2004
Loans* and leases outstanding (net of unearned income) at end of period	$23,930	$22,627	$21,507

Average loans* and leases outstanding (net of unearned income)	$23,343	$21,046	$20,771

Allowance for loan losses:
Balance at beginning of the year	$271	$269	$269
Allowance of branches sold	–	(2)	(2)
Provision charged against earnings	33	44	31
Loans and leases charged-off:
Commercial lending	(15)	(35)	(21)
Commercial real estate	(1)	(1)	(1)
Consumer	(14)	(23)	(17)
Other receivables	(1)	(1)	(1)

Total	(31)	(60)	(40)

Recoveries:
Commercial lending	9	15	7
Commercial real estate	1	–	–
Consumer	4	5	4

Total	14	20	11

Net loan and lease charge-offs	(17)	(40)	(29)

Balance at end of period	$287	$271	$269

Ratio of annualized net charge-offs to average loans and leases	0.10%	0.19%	0.18%
Ratio of allowance for loan losses to net loans and leases at end of period	1.20%	1.20%	1.25%
Ratio of allowance for loan losses to nonperforming loans	422.87%	374.42%	350.42%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	345.72%	307.61%	284.96%

* Includes loans held for sale

ZIONS BANCORPORATION AND SUBSIDIARIES

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the preceding table for the periods presented. The same respective amounts for the third quarter of 2005 were $6.3 million and 0.10%.

The allowance for loan losses at September 30, 2005 increased $16.1 million from the level at year-end 2004. The amount of the allowance for loan losses indicated for criticized and classified loans increased when compared to year-end 2004 by approximately $4.9 million. Criticized and classified loans increased for both the commercial and commercial real estate portfolios. In addition, we had a $17.7 million increase in the level of the allowance indicated for noncriticized and classified loans as a result of $1.5 billion of commercial and commercial real estate loan growth since year-end 2004. The allowance for consumer loans at September 30, 2005 decreased by $6.5 million when compared to the allowance at the end of 2004 principally as a result of a $194 million reduction in the consumer portfolio.

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

The following table sets forth the allowance for unfunded lending commitments:

(In millions)	Nine Months Ended September 30, 2005	Twelve Months Ended December 31, 2004	Nine Months Ended September 30, 2004
Balance at beginning of period	$12.7	$12.2	$12.2
Provision credited (charged) against earnings	3.1	0.5	(0.2)

Balance at end of period	$15.8	$12.7	$12.0

Commitments to extend credit on loans and standby letters of credit upon which the above allowances were calculated were $4.1 billion, $3.8 billion and $3.6 billion on September 30, 2005, December 31, 2004, and September 30, 2004, respectively.

The following table sets forth the combined allowances for credit losses:

(In millions)	September 30, 2005	December 31, 2004	September 30, 2004
Allowance for loan losses	$287	$271	$269
Allowance for unfunded lending commitments	16	13	12

Total allowances for credit losses	$303	$284	$281

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

We monitor interest rate risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the changes in the market values of equity in response to changes in interest rates. In the income simulation method, we analyze the changes in income in response to changes in interest rates. For income simulation, Company policy requires that net interest income be expected to decline by no more than 10% during one year if rates were to immediately rise or fall in parallel by 200 basis points. As of September 30, 2005, the results of the duration of equity and income simulation computations were not significantly different from those set forth in Zions’ Annual Report on Form 10-K for the year ended December 31, 2004.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

For the nine months ended September 30, 2005 and year ended December 31, 2004, the results of the VAR computations were as follows:

(Dollar amounts in thousands)	Nine months ended September 30, 2005	Year ended December 31, 2004
Value at Risk: (1)
Average daily VAR	$529	$730
Largest daily VAR during the period	1,292	1,348
Smallest daily VAR during the period	159	373

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

Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and the bank subsidiaries. For the first nine

ZIONS BANCORPORATION AND SUBSIDIARIES

months of 2005, operations contributed $360.3 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

During the first nine months of 2005, the Parent received $231.3 million in dividends from its subsidiaries. At September 30, 2005, $480.2 million of dividend capacity was available for the subsidiaries to pay to the Parent without having to obtain regulatory approval.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company filed a registration statement with the Securities and Exchange Commission during the fourth quarter of 2004 for the issuance of up to $1.1 billion of debt securities of Zions Bancorporation, capital securities of Zions Capital Trust C and Zions Capital Trust D and junior subordinated debentures and guarantees related to the capital securities. As of September 30, 2005, the Company had all of the issuance capacity remaining under this registration statement. It is anticipated that during the fourth quarter of 2005, the Company will issue $600 million of subordinated debt under this registration statement to fund the cash portion of the Amegy acquisition consideration.

The Parent also has a program to issue short-term commercial paper. At September 30, 2005, outstanding commercial paper was $149.1 million. In addition, at September 30, 2005, the Parent had a secured revolving credit facility with a subsidiary bank totaling $40 million. No amount was outstanding on this facility at September 30, 2005.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At September 30, 2005, these core deposits, in aggregate, constituted 92.6% of consolidated deposits, compared with 94.4% of consolidated deposits at December 31, 2004. For the first nine months of 2005, increases in deposits resulted in net cash inflows of $2.1 billion.

The Federal Home Loan Bank (“FHLB”) system is a major source of liquidity for each of the Company’s subsidiary banks. ZFNB and Commerce are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first nine months of 2005, the activity in short-term FHLB borrowings resulted in a net cash outflow of approximately $2.9 million.

The Company uses asset securitizations to sell loans, which also provide an alternative source of funding for the subsidiaries and enhance the flexibility in meeting their funding needs. During the first nine months of 2005, loan sales (other than loans held for sale) provided $1.1 billion in cash inflows and we expect that asset securitizations will continue to be a tool that we will use for liquidity management purposes.

While not considered a primary source of funding, the Company’s investment activities can also provide or use cash, depending on the asset-liability management posture that is being observed. For the first nine months of 2005, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $179.4 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, growth in the loan portfolios has resulted in net cash outflows from a funding standpoint. For the first nine months of 2005, loan growth resulted in a net cash outflow of $2.4 billion.

At September 30, 2005, the Company managed approximately $3.6 billion of securitized assets that were originated or purchased by its subsidiary banks. Of these, approximately $2.2 billion were insured by a third

ZIONS BANCORPORATION AND SUBSIDIARIES

party and held in Lockhart Funding, LLC, which is a qualifying special-purpose entity securities conduit and an important source of funding for the Company’s loans. ZFNB provides a Liquidity Facility for a fee to Lockhart, which purchases floating-rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. ZFNB also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility, ZFNB is required to purchase securities from Lockhart to provide funds for it to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption, as specified in the governing documents of Lockhart. In addition, pursuant to the governing documents, including the Liquidity Facility, if any security in Lockhart is downgraded below
AA-, ZFNB must either 1) issue a letter of credit on the security, 2) obtain a credit enhancement on the security from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of ZFNB is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility.

At September 30, 2005, the book value of Lockhart’s securities portfolio was $5.5 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under this Liquidity Facility at September 30, 2005, December 31, 2004 or September 30, 2004. Lockhart is limited in size by program agreements, agreements with rating agencies and by the size of the Liquidity Facility.

The FASB has proposed various amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, including an Exposure Draft issued in August 2005, Accounting for Transfer of Financial Assets, an amendment of FASB Statement No. 140. This new guidance, among other things, proposes to change the requirements that an entity must meet to be considered a qualifying special-purpose entity. Subject to the requirements of the final standard, Lockhart’s operations may need to be modified to preserve its off-balance sheet status as a qualifying special-purpose entity.

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

Total shareholders’ equity on September 30, 2005 was $3.0 billion, up 7.5% from $2.8 billion at December 31, 2004 and 10.1% from $2.7 billion at September 30, 2004. The Company’s capital ratios were as follows as of the dates indicated:

	September 30, 2005	December 31, 2004	September 30, 2004
Tangible common equity ratio	7.06%	6.80%	6.74%
Average common equity to average assets (three months ended)	8.95%	8.76%	8.54%

Risk-based capital ratios:
Tier 1 leverage	8.67%	8.31%	8.07%
Tier 1 risk-based capital	9.49%	9.35%	9.40%
Total risk-based capital	13.88%	14.05%	14.27%

ZIONS BANCORPORATION AND SUBSIDIARIES

On July 6, 2005, the Company announced that it had suspended the repurchase of shares of its common stock in conjunction with its pending acquisition of Amegy Bancorporation, Inc. The Company expects that the acquisition will have the effect of reducing its tangible common equity ratio below 6.0% and anticipates that its common stock buyback program will remain suspended until it achieves a tangible common equity ratio of at least 6.25%. Prior to the suspension, Zions repurchased 10,000 shares of common stock during the third quarter of 2005 under repurchase programs approved by the Board of Directors at a cost of $0.7 million and an average price of $73.70 per share. This brought the total shares repurchased for the first nine months of 2005 to 1,159,522 shares at a total cost of $80.7 million and an average price of $69.64 per share.

Dividends per common share of $0.36 paid in the third quarter of 2005 represent a 12.5% increase over the $0.32 common share dividend paid in the same period of 2004. For the three months ended September 30, 2005, the Company paid $32.5 million in common stock dividends compared to $28.8 million in the same period of 2004.

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

At its October 2005 meeting, the Company’s Board of Directors declared a dividend in the amount of $0.36 per share of common stock. The dividend is payable on November 23, 2005 to shareholders of record as of the close of business on November 9, 2005.

SUBSEQUENT EVENTS

As previously disclosed, the Company and Amegy Bancorporation announced on July 6, 2005 that they had signed a definitive agreement under which the Company will acquire all of the outstanding common stock of Amegy. On October 11, 2005, the shareholders of Amegy approved the definitive agreement. Upon completion of the transaction, Amegy will operate under its current name, charter and management as a separate Zions banking subsidiary. The merger is subject to regulatory approval and is expected to close during the fourth quarter of this year. The Company filed a Form 8-K dated July 6, 2005 and an amended Form 8-K dated July 8, 2005, that contain the details of the transaction along with the Agreement and Plan of Merger.

On October 26, 2005, the Company opened The Commerce Bank of Oregon in Portland, Oregon, which will engage in operations similar to The Commerce Bank of Washington. The Company funded this new banking subsidiary in October 2005 with an initial capital contribution of $20 million. The new bank is not expected to have a material effect on the Company’s operations for several years.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the third quarter of 2005:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (2)
July	12,716	$73.67	10,000	$59,253,657
August	824	71.05	–	59,253,657
September	1,272	71.19	–	59,253,657

Quarter	14,812	73.32	10,000

(1) Includes 4,812 mature shares tendered for exercise of stock options.
(2) The Company has suspended the repurchase of shares in conjunction with its pending acquisition of Amegy Bancorporation, Inc.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Restated Bylaws of Zions Bancorporation dated July 19, 2004, incorporated by reference to Exhibit 3.5 of Form 10-K dated December 31, 2004.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

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

Date: November 8, 2005