Form 10-K
period 2005-12-31
ZIONS BANCORPORATION /UT/
filed 2006-03-15
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

COMMISSION FILE NUMBER 0-2610

ZIONS BANCORPORATION

(Exact name of Registrant as specified in its charter)

UTAH	87-0227400
(State or other jurisdiction of incorporation or organization)	(Internal Revenue Service Employer Identification Number)

ONE SOUTH MAIN, SUITE 1134 SALT LAKE CITY, UTAH	84111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 524-4787

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Guarantee related to 8.00% Capital Securities of Zions Capital Trust B

Guarantee related to Fixed/Floating Rate Subordinated Notes due May 15, 2011

Fixed/Floating Rate Subordinated Notes due October 15, 2011

6% Subordinated Notes due September 15, 2015

New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Stock Purchase Rights – without par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2005	$6,563,468,019

Number of Common Shares Outstanding at February 17, 2006	105,876,061 shares

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement (to be dated approximately March 21, 2006) for the Annual Meeting of Shareholders to be held May 1, 2006 – Incorporated into Part III

FORM 10-K CROSS-REFERENCE INDEX

Page
		Form 10-K	Annual Report
PART I
Item 1.	Business
	Description of Business	2-5	20-123
Statistical Disclosure:
	Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential		37-40
	Investment Portfolio		56-58, 87, 92-95
	Loan Portfolio		59-61, 87-88, 95-97
	Summary of Loan Loss Experience		32-33, 62-68, 88, 95-97
	Deposits		38-39, 61, 103
	Return on Equity and Assets		*, 28
	Short-Term Borrowings		103
	Segment Results		45-55, 117-119
Item 1A.	Risk Factors	5-6	20, 62-76
Item 1B.	Unresolved Staff Comments (1)
Item 2.	Properties		45-55, 111
Item 3.	Legal Proceedings	6	111
Item 4.	Submission of Matters to a Vote of Security Holders (in fourth quarter 2005) (1)

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6-7	*, 106, 112-113
Item 6.	Selected Financial Data		*
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		20-78
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		68-72
Item 8.	Financial Statements and Supplementary Data		80-123
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (1)
Item 9A.	Controls and Procedures	8	78-79
Item 9B.	Other Information (1)

PART III
Item 10.	Directors and Executive Officers of the Registrant (2)	8
Item 11.	Executive Compensation (2)	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (2)	8
Item 13.	Certain Relationships and Related Transactions (2)	8
Item 14.	Principal Accountant Fees and Services (2)	8

PART IV
Item 15.	Exhibits and Financial Statement Schedules	8-13	80-123
Report on Consolidated Financial Statements			80
Consolidated Financial Statements			80-123
Signatures		14

(1)	None.
(2)	Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 21, 2006.
*	Financial Highlights – inside front cover of 2005 Annual Report to Shareholders.

PART I

ITEM 1.    BUSINESS

DESCRIPTION OF BUSINESS

Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of the State of Utah in 1955, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Parent and its subsidiaries (collectively “the Company”) own and operate eight commercial banks with a total of 475 offices at year-end 2005. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, Washington, and Oregon. Full-time equivalent employees totaled 10,102 at year-end 2005. For further information about the Company’s industry segments, see “Business Segment Results” in Management’s Discussion and Analysis (“MD&A”) and Note 23 of the Notes to Consolidated Financial Statements. For information about the Company’s foreign operations, see “Foreign Operations” in MD&A. The “Executive Summary” in MD&A provides further information about the Company.

PRODUCTS AND SERVICES

The Company focuses on maintaining community-minded banking services by continuously strengthening its core business lines of retail banking, small and medium-sized business lending, residential mortgage, and investment activities. It operates eight different banks in ten Western states with each bank operating under a different name and each having its own chief executive officer and management team. The banks provide a wide variety of commercial and retail banking and mortgage lending products and services. The Company provides commercial loans, lease financing, cash management, electronic check clearing, lockbox, customized draft processing, and other special financial services for business and other commercial banking customers. The Company also provides a wide range of personal banking services to individuals, including home mortgages, bankcard, student and other installment loans, home equity lines of credit, checking accounts, savings accounts, time certificates of various types and maturities, trust services, safe deposit facilities, direct deposit, and 24-hour ATM access. In addition, certain banking subsidiaries provide services to key market segments through their Women’s Financial, Private Client Services, and Executive Banking Groups. We also offer wealth management services through a subsidiary, Contango Capital Advisors, Inc., that was launched in 2004.

In addition to these core businesses, the Company has built specialized lines of business in capital markets and public finance and is also a leader in U.S. Small Business Administration lending. Through its eight banking subsidiaries, the Company provides Small Business Administration (“SBA”) 7(a) loans to small businesses throughout the United States and is also one of the largest providers of SBA 504 financing in the nation. The Company owns an equity interest in the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and is the nation’s top originator of secondary market agricultural real estate mortgage loans through Farmer Mac. The Company is a leader in municipal finance advisory and underwriting services. The Company also controls four venture capital companies that provide early-stage capital, primarily for start-up companies located in the Western United States.

COMPETITION

As a result of the diverse financial services and products it offers, the Company operates in a highly competitive environment. Competitors include not only other banks, thrift institutions and credit unions, but also insurance companies, finance companies, mutual funds, brokerage firms, securities dealers, investment banking companies, and a variety of other financial services and advisory companies. Most of these entities compete across geographic boundaries and provide customers with increasing access to meaningful alternatives to banking services in many significant products. In addition, many of these competitors are not subject to the same regulatory restrictions as the Company. These competitive trends are likely to continue.

SUPERVISION AND REGULATION

On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The Nasdaq has also adopted corporate governance rules, which intend to allow shareholders to more easily and efficiently monitor the performance of companies and their directors.

The Board of Directors of the Parent has implemented a system of strong corporate governance practices. This system included Corporate Governance Guidelines, a Code of Business Conduct and Ethics, and charters for the Audit, Credit Review, Executive Compensation, and Nominating and Corporate Governance Committees. More information on the Company’s corporate governance practices is available on the Company’s website at www.zionsbancorporation.com.

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

The GLB Act also provides federal regulations dealing with privacy for nonpublic personal information of individual customers, which the Company and its subsidiaries must comply with. In addition, the Company, including its subsidiaries, is subject to various other federal and state laws that deal with the use and disclosure of nonpublic personal information.

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

The Company’s banking subsidiaries are also subject to various requirements and restrictions in both the laws of the United States and the states in which the banks operate. These include restrictions on:

•	transactions with affiliates;
•	the amount of loans to a borrower and its affiliates;
•	the nature and amount of any investments;
•	their ability to act as an underwriter of securities;
•	the opening of branches; and
•	the acquisition of other financial entities.

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

In January 2005, the U.S. banking regulators issued an interagency statement with regard to the U.S. implementation of the Basel II Framework. They have set January 2008 as the effective date for the final regulations, with mid-year 2006 for the publication of the final rule. The regulators have previously stated that approximately the ten largest U.S. bank holding companies will be required to adopt the new standard, and that others may elect to “opt in”. We do not currently expect to be an early “opt in” bank holding company, as the Company does not have in place the data collection and analytical capabilities necessary to adopt Basel II. However, we believe that the competitive advantages afforded to companies that do adopt the framework will make it necessary for the Company to elect to “opt in” at some point, and we have begun investing in the required capabilities.

Also, in October 2005, the U.S. banking regulators issued an interagency Advance Notice of Proposed Rulemaking for modifications to the Basel I framework for those banks not adopting Basel II. The regulatory agencies are currently evaluating the numerous comments received on this proposal, which is commonly referred to as Basel 1a.

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

Regulators, Congress, and state legislatures continue to enact rules, laws, and policies to regulate the financial services industry and to protect consumers. The nature of these laws and regulations and the effect of such policies on future business and earnings of the Company cannot be predicted.

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

ITEM 1A.	RISK FACTORS

The following list describes several risk factors which are significant to the Company:

•	In December 2005 the Company completed its merger with Amegy Bancorporation, Inc. The success of the merger will depend, in part, on our ability to realize the projected cost savings from the merger and on the continued growth and profitability of Amegy. We have been successful with prior mergers, but it is possible that the merger and integration process with Amegy could result in the loss of key employees, disruptions in controls, procedures and policies, or other factors that could affect our ability to realize the projected savings and successfully retain and grow the Amegy customer base.

•	Credit risk is one of our most significant risks. Over the last two years we have experienced historically high levels of credit quality. We do not see any indications that credit quality will significantly deteriorate, but it is unlikely that we will be able to maintain credit quality at these levels indefinitely. Economic conditions in the high growth geographical areas in which our banks operate have been strong, but events could result in weaker economic conditions including deterioration of property values that could significantly increase the Company’s credit risk.

•	Net interest income is the largest component of the Company’s revenue. The management of interest rate risk for the Company and all bank subsidiaries is centralized and overseen by an Asset Liability Management Committee appointed by the Company’s Board of Directors. The Company has been successful in its interest rate risk management as evidenced by its achieving a relatively stable interest rate margin over the last several years when interest rates have been volatile and the rate environment challenging. Factors beyond the Company’s control can significantly influence the interest rate environment and increase the Company’s risk. These factors include competitive pricing pressures for our loans and deposits and volatile market interest rates subject to general economic conditions and the polices of governmental and regulatory agencies, in particular the Federal Reserve Board.

•	The Company is exposed to accounting, financial reporting, and regulatory/compliance risk. The Company provides to its customers a number of complex financial products and services. Estimates, judgments and interpretations of complex and changing accounting and regulatory policies are required in order to provide and account for these products and services. Identification, interpretation and implementation of complex and changing accounting standards as well as compliance with regulatory requirements therefore pose an ongoing risk.

•	A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of the Company. We continue to devote a significant amount of effort, time and resources to improving our controls and ensuring compliance with complex accounting standards and regulations.

•

We have a number of business initiatives that, while we believe they will ultimately produce profits for our shareholders, currently generate expenses in excess of revenues. Two significant initiatives are Contango, a wealth management business started in 2004, and NetDeposit, a subsidiary that provides electronic check processing systems. Our management of these businesses takes into account the development of revenues and control of expenses so that results of operations are not adverse to an extent that is not warranted by the opportunities these businesses provide.

•	U.S. and international regulators have proposed new capital standards commonly known as “Basel II”. These standards would apply to a number of our largest competitors, and potentially give them a significant competitive advantage. Sophisticated systems and data are required in order to adopt Basel II standards; the Company is developing but does not yet have these systems and data. More recently, U.S. banking regulators have proposed a possible “Basel 1a” standard that they think might reduce competitive inequities. However, our initial analysis indicates that a significant risk of competitive inequity would persist between banks operating under Basel 1a and those using Basel II.

The Company’s Board of Directors has established an Enterprise-wide Risk Management policy and appointed an Enterprise Risk Management Committee to oversee and implement the policy. In addition to credit and interest rate risk, the Committee also oversees and monitors the following risk areas: market risk, liquidity risk, operational risk, information technology risk, strategic risk, and reputation risk.

ITEM 2.	PROPERTIES

At year-end 2005, the Company operated 473 domestic branches, of which 220 are owned and 253 are on leased premises. The Company also leases its headquarter offices in Salt Lake City, Utah. Other operations facilities are variously owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance, and taxes. For information regarding rental payments, see Note 19 of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

The information contained in Note 19 of the Notes to Consolidated Financial Statements is incorporated herein by reference.

PART II

ITEM 5.	MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is traded on the Nasdaq National Market under the symbol “ZION”. The last reported sale price of the common stock on Nasdaq on February 17, 2006 was $80.13 per share.

The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on Nasdaq:

	2005		2004
	High	Low	High	Low
1st Quarter	$70.45	63.33	61.72	55.93
2nd Quarter	75.17	66.25	62.04	54.08
3rd Quarter	74.00	68.45	64.38	58.40
4th Quarter	77.67	66.67	69.29	59.53

As of February 17, 2006, there were 7,036 holders of record of the Company’s common stock.

DIVIDENDS

The frequency and amount of dividends paid during the last two years are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005	$.36	.36	.36	.36
2004	.30	.32	.32	.32

On January 27, 2006, the Company’s Board of Directors approved a dividend of $.36 per share payable on February 22, 2006 to shareholders of record on February 8, 2006.

SHARE REPURCHASES

The following table summarizes the Company’s share repurchases for the fourth quarter of 2005:

	Total number of shares	Average price paid	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased
Period	repurchased (1)	per share	or programs	under the plan
October	614	$70.06	–	$59,253,657
November	9,070	74.05	–	59,253,657
December	20,230	75.95	–	59,253,657

Fourth Quarter	29,914	75.26	–

(1)	Represents mature shares tendered for exercise of stock options and to cover payroll taxes on the vesting of restricted stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans:

	(a) Number of securities to be issued upon exercise of outstanding options,	(b) Weighted average exercise price of outstanding options,	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities
Plan Category (1)	warrants and rights	warrants and rights	reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Zions Bancorporation 2005 Stock Option and Incentive Plan	888,693	$ 71.45	7,839,680

Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan	178,289	53.00	–

Zions Bancorporation Key Employee Incentive Stock Option Plan	3,778,890	51.72	–

Equity Compensation Plans Not Approved by Security Holders:
1998 Non-Qualified Stock Option and Incentive Plan	621,700	55.79	–

Total	5,467,572		7,839,680

(1)	The table does not include information for equity compensation plans assumed by the Company in mergers. A total of 2,029,994 shares of common stock with a weighted average exercise price of $45.67 were issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2005. The Company cannot grant additional awards under these assumed plans.

ITEM 9A.    CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, these disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting. See “Report on Management’s Assessment of Internal Control Over Financial Reporting” on page 78 of the Annual Report to Shareholders for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control Over Financial Reporting” issued by Ernst & Young LLP on page 79 of the Annual Report to Shareholders.

The Report on Management’s Assessment of Internal Control Over Financial Reporting as of December 31, 2005 does not include the internal controls of Amegy Corporation (acquired on December 3, 2005). This is consistent with the views of the staffs of the Office of the Chief Accountant and the Division of Corporation Finance in their response to Question 3 in the publication of the Securities and Exchange Commission, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions (revised October 6, 2004).

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 21, 2006.

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 21, 2006.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 21, 2006.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 21, 2006.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 21, 2006.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s Consolidated Financial Statements and reports of independent registered public accounting firm are included in Exhibit 13.

Financial Statement Schedules – All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.

List of Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of July 5, 2005 by and among Zions Bancorporation, Independence Merger Company, Inc. and Amegy Bancorporation, Inc., incorporated by reference to Exhibit 2.1 of Form 8-K/A filed on July 8, 2005.	*

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Restated Bylaws of Zions Bancorporation dated January 27, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 2, 2006.	*

4	Shareholder Protection Rights Agreement dated September 27, 1996, incorporated by reference to Exhibit 4 of Form 10-K for the year ended December 31, 2002.	*

10.1	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2001-2004, incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2001.	*

10.2	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2002-2005, incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2002.	*

10.3	Zions Bancorporation 2003-2005 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2003.	*

10.4	Form of Zions Bancorporation 2003-2005 Value Sharing Plan, Subsidiary Banks, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2003.	*

10.5	2005 Management Incentive Compensation Plan, incorporated by reference to Appendix II of the Proxy Statement contained in the Company’s Schedule 14A filed on April 4, 2005.	*

10.6	Zions Bancorporation Restated Deferred Compensation Plan dated May 11, 2004, incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 2004.	*

10.7	Zions Bancorporation Deferred Compensation Plan Trust Agreement, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2000.	*

10.8	Amendment to the Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust dated January 6, 2005, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2004.	*

10.9	Zions Bancorporation Restated Deferred Compensation Plan for Directors (Effective July 1, 2003), incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2003.	*

10.10	Amendment to the Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans for Directors Trust dated January 6, 2005, incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2004.	*

10.11	Zions Bancorporation Restated Pension Plan effective January 1, 2001, including amendments adopted through January 31, 2002, incorporated by reference to Exhibit 10.17 of Form 10-K for the year ended December 31, 2001.	*

10.12	Amendment dated December 31, 2002 to Zions Bancorporation Restated Pension Plan, incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2002.	*

10.13	Second Amendment to the Restated and Amended Zions Bancorporation Pension Plan dated September 4, 2003, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2005.	*

10.14	Third Amendment to the Zions Bancorporation Pension Plan dated September 4, 2003, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2005.	*

10.15	Fourth Amendment to the Restated and Amended Zions Bancorporation Pension Plan dated March 28, 2005, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2005.	*

10.16	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2002.	*

10.17	Zions Bancorporation Excess Benefit Plan dated May 11, 2004, incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2004.	*

10.18	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Established and Restated Effective January 1, 2003, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2003.	*

10.19	First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated November 20, 2003, incorporated by reference to Exhibit 10.19 of Form 10-K for the year ended December 31, 2004.	*

10.20	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2003, incorporated by reference to Exhibit 10.20 of Form 10-K for the year ended December 31, 2004.	*

10.21	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 1, 2004, incorporated by reference to Exhibit 10.21 of Form 10-K for the year ended December 31, 2004.	*

10.22	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated March 18, 2005, incorporated by reference to Exhibit 10.31 of Form 10-Q for the quarter ended March 31, 2005.	*

10.23	Amended and Restated Zions Bancorporation Key Employee Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2004.	*

10.24	Amended and Restated Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.18 of Form 10-Q for the quarter ended June 30, 2002.	*

10.25	Zions Bancorporation 1998 Non-Qualified Stock Option and Incentive Plan, as amended April 25, 2003, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2003.	*

10.26	Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 4.7 of Form S-8 filed on May 6, 2005.	*

10.27	Standard Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended March 31, 2005.	*

10.28	Standard Directors Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2005.	*

10.29	Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.7 of Form 10-Q for the quarter ended March 31, 2005.	*

10.30	Amegy Bancorporation 1996 Stock Option Plan, as amended and restated as of June 4, 2002, incorporated by reference to Exhibit 10.1 to Amegy Bancorporation’s Form 10-Q for the period ended June 30, 2002.	*

10.31	Second Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan, incorporated by reference to Exhibit 4.14 to Zions Bancorporation’s Form S-8 filed on December 8, 2005.	*

10.32	Amegy Bancorporation 2004 Omnibus Incentive Plan, incorporated by reference to Appendix B to Amegy Bancorporation’s Definitive Proxy Statement filed on March 25, 2004.	*

12	Ratio of Earnings to Fixed Charges (filed herewith).

13	2005 Annual Report to Shareholders – Financial Highlights on inside front cover and Pages 20 through 123 (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIONS BANCORPORATION

March 15, 2006	By /s/ HARRIS H. SIMMONS
HARRIS H. SIMMONS, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 15, 2006

/s/ HARRIS H. SIMMONS	/s/ DOYLE L. ARNOLD
HARRIS H. SIMMONS, Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	DOYLE L. ARNOLD, Vice Chairman and Chief Financial Officer (Principal Financial Officer)

/s/ NOLAN BELLON	/s/ JERRY C. ATKIN
NOLAN BELLON, Controller (Principal Accounting Officer)	JERRY C. ATKIN, Director

/s/ R. D. CASH	/s/ PATRICIA FROBES
R. D. CASH, Director	PATRICIA FROBES, Director

/s/ J. DAVID HEANEY	/s/ ROGER B. PORTER
J. DAVID HEANEY, Director	ROGER B. PORTER, Director

/s/ STEPHEN D. QUINN	/s/ L. E. SIMMONS
STEPHEN D. QUINN, Director	L. E. SIMMONS, Director

/s/ STEVEN C. WHEELWRIGHT	/s/ SHELLEY THOMAS WILLIAMS
STEVEN C. WHEELWRIGHT, Director	SHELLEY THOMAS WILLIAMS, Director