Form 10-Q
period 2006-03-31
ZIONS BANCORPORATION /UT/
filed 2006-05-10
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☒                     Accelerated filer                     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 28, 2006	106,111,205 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2006	December 31, 2005	March 31, 2005
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,584,857	$1,706,590	$1,085,482
Money market investments:
Interest-bearing deposits	51,942	22,179	16,821
Federal funds sold	178,406	414,281	35,070
Security resell agreements	238,762	230,282	548,173
Investment securities:
Held to maturity, at cost (approximate market value $633,784, $642,258, and $629,684)	644,212	649,791	635,774
Available for sale, at market	5,187,979	5,305,859	4,001,244
Trading account, at market (includes $34,340, $43,444, and $114,302 transferred as collateral under repurchase agreements)	151,924	101,562	303,469

	5,984,115	6,057,212	4,940,487
Loans:
Loans held for sale	311,655	256,236	196,994
Loans and leases	30,958,190	29,996,022	22,872,786

	31,269,845	30,252,258	23,069,780
Less:
Unearned income and fees, net of related costs	129,519	125,322	102,511
Allowance for loan losses	341,261	338,399	273,906

Loans and leases, net of allowance	30,799,065	29,788,537	22,693,363
Other noninterest-bearing investments	971,569	938,515	690,922
Premises and equipment, net	565,327	564,745	407,262
Goodwill	1,884,225	1,887,588	638,933
Core deposit and other intangibles	188,384	199,166	52,007
Other real estate owned	24,964	19,966	10,266
Other assets	846,413	950,578	764,700

	$43,318,029	$42,779,639	$31,883,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$9,953,003	$9,953,833	$7,189,420
Interest-bearing:
Savings and money market	16,354,901	16,055,754	13,312,525
Time under $100,000	1,959,351	1,938,789	1,422,582
Time $100,000 and over	2,693,417	2,514,596	1,457,914
Foreign	1,912,036	2,179,436	496,647

	32,872,708	32,642,408	23,879,088
Securities sold, not yet purchased	55,577	64,654	297,591
Federal funds purchased	1,484,049	1,255,662	1,314,927
Security repurchase agreements	1,096,420	1,027,658	714,154
Other liabilities	677,495	592,599	624,593
Commercial paper	153,286	167,188	142,190
Federal Home Loan Bank advances and other borrowings:
One year or less	4,264	18,801	161,270
Over one year	134,043	234,488	227,595
Long-term debt	2,467,476	2,511,366	1,673,974

Total liabilities	38,945,318	38,514,824	29,035,382

Minority interest	28,895	27,551	26,338
Shareholders’ equity:
Capital stock:
Preferred stock, without par value; authorized 3,000,000 shares; issued and outstanding, none	–	–	–
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 106,070,045, 105,147,562, and 89,891,146 shares	2,197,245	2,156,732	969,739
Retained earnings	2,279,383	2,179,885	1,907,727
Accumulated other comprehensive loss	(123,099)	(83,043)	(50,724)
Deferred compensation	(9,713)	(16,310)	(4,976)

Total shareholders’ equity	4,343,816	4,237,264	2,821,766

	$43,318,029	$42,779,639	$31,883,486

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2006	2005
Interest income:
Interest and fees on loans	$542,784	$350,935
Interest on loans held for sale	4,046	1,603
Lease financing	4,130	4,066
Interest on money market investments	5,847	4,638
Interest on securities:
Held to maturity – taxable	2,215	1,805
Held to maturity – nontaxable	5,531	5,983
Available for sale – taxable	69,104	46,920
Available for sale – nontaxable	2,339	856
Trading account	2,074	6,035

Total interest income	638,070	422,841

Interest expense:
Interest on savings and money market deposits	86,623	40,736
Interest on time and foreign deposits	59,485	19,887
Interest on short-term borrowings	27,978	20,629
Interest on long-term debt	41,137	26,638

Total interest expense	215,223	107,890

Net interest income	422,847	314,951
Provision for loan losses	14,512	9,383

Net interest income after provision for loan losses	408,335	305,568

Noninterest income:
Service charges and fees on deposit accounts	40,038	30,782
Loan sales and servicing income	15,468	18,068
Other service charges, commissions and fees	40,271	26,715
Trust and investment management income	4,356	3,405
Income from securities conduit	8,406	8,819
Dividends and other investment income	9,209	8,008
Market making, trading and nonhedge derivative income	4,425	3,784
Equity securities gains (losses), net	550	(1,387)
Fixed income securities gains, net	251	1,333
Other	6,957	3,469

Total noninterest income	129,931	102,996

Noninterest expense:
Salaries and employee benefits	186,053	138,126
Occupancy, net	24,092	18,453
Furniture and equipment	23,119	15,919
Legal and professional services	8,918	8,250
Postage and supplies	8,116	6,488
Advertising	6,146	4,093
Impairment losses on long-lived assets	1,304	633
Restructuring charges	17	92
Merger related expense	5,723	–
Amortization of core deposit and other intangibles	10,693	3,433
Provision for unfunded lending commitments	(279)	1,671
Other	51,996	42,177

Total noninterest expense	325,898	239,335

Income before income taxes and minority interest	212,368	169,229
Income taxes	75,258	59,749
Minority interest	(523)	(754)

Net income	$137,633	$110,234

Weighted average shares outstanding during the period:
Basic shares	105,472	89,877
Diluted shares	107,725	91,494

Net income per common share:
Basic	$1.30	$1.23
Diluted	1.28	1.20

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Total shareholders' equity

Balance, December 31, 2005	$2,156,732	$2,179,885	$(83,043)	$(16,310)	$4,237,264
Comprehensive income:
Net income for the period		137,633			137,633
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests			(19,962)
Foreign currency translation			64
Reclassification for net realized gains on investments recorded in operations			(28)
Net unrealized losses on derivative instruments			(20,130)

Other comprehensive loss			(40,056)		(40,056)

Total comprehensive income					97,577
Stock redeemed and retired	(28)				(28)
Net stock options exercised	46,754				46,754
Reversal of deferred compensation, adoption of SFAS 123R	(11,111)			11,111	–
Share-based compensation	4,898				4,898
Cash dividends – common, $.36 per share		(38,135)			(38,135)
Change in deferred compensation				(4,514)	(4,514)

Balance, March 31, 2006	$2,197,245	$2,279,383	$(123,099)	$(9,713)	$4,343,816

Balance, December 31, 2004	$972,065	$1,830,064	$(7,932)	$(4,218)	$2,789,979
Comprehensive income:
Net income for the period		110,234			110,234
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests			(10,557)
Foreign currency translation			(413)
Reclassification for net realized gains on investments recorded in operations			(885)
Net unrealized losses on derivative instruments			(30,937)

Other comprehensive loss			(42,792)		(42,792)

Total comprehensive income					67,442
Stock redeemed and retired	(30,070)				(30,070)
Net stock options exercised	27,744				27,744
Cash dividends – common, $.36 per share		(32,571)			(32,571)
Change in deferred compensation				(758)	(758)

Balance, March 31, 2005	$969,739	$1,907,727	$(50,724)	$(4,976)	$2,821,766

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$137,633	$110,234
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment losses on long lived assets	1,304	633
Provision for loan losses	14,512	9,383
Depreciation of premises and equipment	19,972	14,687
Amortization	12,040	7,860
Deferred income tax benefit	(8,810)	(9,150)
Share-based compensation	4,898	37
Excess tax benefits from share-based compensation	(5,182)	–
Loss allocated to minority interest	(523)	(754)
Equity securities losses (gains), net	(550)	1,387
Fixed income securities gains, net	(251)	(1,333)
Net increase in trading securities	(50,362)	(13,399)
Principal payments on and proceeds from sales of loans held for sale	279,123	211,291
Additions to loans held for sale	(326,692)	(200,285)
Net gains on sales of loans, leases and other assets	(8,878)	(11,524)
Net increase in cash surrender value of bank owned life insurance	(6,252)	(4,838)
Undistributed earnings of affiliates	(1,603)	(2,252)
Change in accrued income taxes	74,102	63,846
Change in accrued interest receivable	4,911	8,291
Change in other assets	64,880	(57,773)
Change in other liabilities	(10,720)	128,244
Change in accrued interest payable	14,063	6,131
Other, net	5,269	606

Net cash provided by operating activities	212,884	261,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	197,632	(6,977)
Proceeds from maturities of investment securities held to maturity	36,980	37,249
Purchases of investment securities held to maturity	(31,403)	(31,296)
Proceeds from sales of investment securities available for sale	913,439	433,757
Proceeds from maturities of investment securities available for sale	658,640	453,140
Purchases of investment securities available for sale	(1,483,681)	(715,727)
Proceeds from sales of loans and leases	59,417	98,772
Net increase in loans and leases	(1,041,846)	(449,459)
Net decrease (increase) in other noninterest-bearing investments	(24,443)	467
Proceeds from sales of premises and equipment	2,156	1,470
Purchases of premises and equipment	(23,566)	(14,883)
Proceeds from sales of other real estate owned	4,557	5,043

Net cash used in investing activities	(732,118)	(188,444)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$230,300	$586,827
Net change in short-term funds borrowed	259,633	(386,233)
Proceeds from FHLB advances and other borrowings over one year	150	–
Payments on FHLB advances and other borrowings over one year	(100,595)	(557)
Proceeds from issuance of common stock	40,994	24,210
Payments to redeem common stock	(28)	(30,070)
Excess tax benefits from share-based compensation	5,182	–
Dividends paid	(38,135)	(32,571)

Net cash provided by financing activities	397,501	161,606

Net increase (decrease) in cash and due from banks	(121,733)	234,484
Cash and due from banks at beginning of period	1,706,590	850,998

Cash and due from banks at end of period	$1,584,857	$1,085,482

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$200,408	$98,549
Income taxes	7,155	358
Noncash items:
Loans transferred to other real estate owned	8,267	4,244

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Zions Bancorporation (“the Parent”) and its majority-owned subsidiaries (collectively “the Company,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform with the current period presentation.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2005 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company provides a full range of banking and related services through banking subsidiaries in ten Western states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”), in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). Amegy was acquired effective December 3, 2005 as discussed in Note 3. TCBO was opened in October 2005 and is not expected to have a material effect on consolidated operations for several years.

2.    OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require evaluation of all interests in securitized financial assets under SFAS 133, eliminating a previous exemption under SFAS 133 for such financial instruments. Entities must now distinguish interests that are freestanding derivatives, hybrid financial instruments containing embedded derivatives requiring bifurcation, or hybrid financial instruments containing embedded derivatives that do not require bifurcation. In addition, the Statement permits fair value remeasurement for any hybrid instrument (on an instrument-by-instrument basis) that contains an embedded derivative that would otherwise require bifurcation. The Statement also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by eliminating the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

ZIONS BANCORPORATION AND SUBSIDIARIES

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement permits entities to choose to either subsequently measure recorded servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation. In addition, the Statement, among other things, clarifies when a servicer should separately recognize servicing assets and liabilities, and requires initial fair value measurement, if practicable, of such recognized assets and liabilities.

In general, both Statements are effective as of the beginning of an entity’s fiscal year after September 15, 2006, or January 1, 2007 for calendar-year entities. Management is evaluating the impact these Statements may have on the Company’s financial statements.

The Company’s adoption of SFAS No. 123R, Share-Based Payment, is discussed in Note 6.

3.    MERGER AND ACQUISITION ACTIVITY

Effective December 3, 2005, we acquired 100% of the outstanding stock of Amegy Bancorporation, Inc. headquartered in Houston, Texas. The tax-free merger included the formation of a new holding company, Amegy Corporation (“Amegy”), which became a wholly-owned subsidiary of the Company. The merger expands the Company’s banking presence into Texas. Amegy’s results of operations for the month of December 2005 and for the three months ended March 31, 2006 were included with the Company’s results of operations.

Details of the merger, including the allocation of the purchase price, are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The allocation of the purchase price is subject to change when the determination of Amegy’s asset and liability values is finalized within one year from the merger date. As of March 31, 2006, the allocation had not changed from December 31, 2005.

The following unaudited pro forma condensed combined financial information presents the Company’s results of operations for the three months ended March 31, 2005 assuming the merger had taken place as of January 1, 2005. Also shown for comparative purposes are the historical results of operations for the Company without Amegy (in thousands, except per share amounts):

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2005
	Pro forma combined	Zions historical without Amegy
Net interest income	$372,403	$314,951
Provision for loan losses	12,483	9,383
Noninterest income	131,548	102,996
Other noninterest expense	308,199	239,335
Income before income taxes and minority interest	183,269	169,229
Net income	120,900	110,234

Net income per common share:
Basic	$1.16	$1.23
Diluted	1.14	1.20

Weighted average shares outstanding during the period:
Basic	104,228	89,877
Diluted	106,454	91,494

Merger related expenses for this merger of $5.7 million for the three months ended March 31, 2006 consisted of systems integration and related charges of $3.1 million and severance and other employee-related costs of $2.6 million.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Amegy accrued as of the date of merger approximately $15.2 million of liabilities from purchase accounting adjustments for certain exit and termination costs. These costs consisted of employee-related costs of $12.2 million and other exit costs of $3.0 million. As of March 31, 2006, Amegy had paid approximately $8.1 million of these costs.

4.    LONG-TERM DEBT

On March 31, 2006, we filed an “automatic shelf registration statement” with the Securities and Exchange Commission as a “well-known seasoned issuer” under their revised rules effective December 1, 2005 with respect to the registration, communications and offering processes under the Securities Act of 1933. The shelf registration replaced a previous shelf registration and covers securities of the Company, Zions Capital Trust C and Zions Capital Trust D.

On April 27, 2006, under the new shelf registration, we issued $250 million of floating rate senior notes due April 15, 2008. The notes require quarterly interest payments at three-month LIBOR plus 0.12%. They are not redeemable prior to maturity and are not listed on any national securities exchange. Proceeds from the notes will be used to retire all of the $150 million of 2.70% senior notes due May 1, 2006 and all of the remaining $104.2 million of 6.95% subordinated notes due May 15, 2011 and redeemable May 15, 2006.

ZIONS BANCORPORATION AND SUBSIDIARIES

5.    SHAREHOLDERS’ EQUITY

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized losses on derivative instruments	Minimum pension liability	Total
Three Months Ended March 31, 2006:

Balance, December 31, 2005	$(10,772)	$(50,264)	$(22,007)	$(83,043)
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses during the year, net of income tax benefit of $12,365	(19,962)			(19,962)
Foreign currency translation	64			64
Reclassification for net realized gains recorded in operations, net of income tax expense of $17	(28)			(28)
Net unrealized losses on derivative instruments, net of reclassification to operations of $(5,334) and income tax benefit of $12,410		(20,130)		(20,130)

Other comprehensive loss	(19,926)	(20,130)	–	(40,056)

Balance, March 31, 2006	$(30,698)	$(70,394)	$(22,007)	$(123,099)

Three Months Ended March 31, 2005:

Balance, December 31, 2004	$19,774	$(9,493)	$(18,213)	$(7,932)
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses during the period, net of income tax benefit of $6,539	(10,557)			(10,557)
Foreign currency translation	(413)			(413)
Reclassification for net realized gains recorded in operations, net of income tax expense of $549	(885)			(885)
Net unrealized losses on derivative instruments, net of reclassification to operations of $7,175 and income tax benefit of $19,477		(30,937)		(30,937)

Other comprehensive loss	(11,855)	(30,937)	–	(42,792)

Balance, March 31, 2005	$7,919	$(40,430)	$(18,213)	$(50,724)

6.    SHARE-BASED COMPENSATION

We have a stock option and incentive plan which allows us to grant stock options and restricted stock to employees and nonemployee directors. The total shares authorized under the plan are 8,900,000 of which 7,789,048 shares are available for future grant as of March 31, 2006.

Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, we did not record any compensation expense for stock options, as the exercise price of the option was equal to the quoted market price of the stock on the date of grant.

ZIONS BANCORPORATION AND SUBSIDIARIES

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. This accounting utilizes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions. We adopted SFAS 123R using the “modified prospective” transition method. Under this transition method, compensation expense is recognized beginning January 1, 2006 based on the requirements of SFAS 123R for all share-based payments granted after January 1, 2006, and based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remain unvested as of that date. Results of operations for prior periods have not been restated.

As a result of adopting SFAS 123R, the Company’s income before income taxes and minority interest and net income for the three months ended March 31, 2006 were approximately $3.9 million and $2.8 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net income per common share for the three months ended March 31, 2006 would have been $1.33 and $1.30, respectively, if we had not adopted SFAS 123R, compared to reported basic and diluted net income per common share of $1.30 and $1.28, respectively. As required by SFAS 123R, we also reversed $11.1 million of unearned compensation related to restricted stock from deferred compensation and common stock.

The impact on net income and net income per common share if we had applied the provisions of SFAS 123 to stock options for the three months ended March 31, 2005 was as follows (in thousands, except per share amounts):

Net income, as reported	$110,234
Deduct: Total share-based compensation expense determined under fair value based method for stock options, net of related tax effects	(2,463)

Pro forma net income	$107,771

Net income per common share:
Basic – as reported	$1.23
Basic – pro forma	1.20

Diluted – as reported	1.20
Diluted – pro forma	1.18

We classify all share-based awards as equity instruments and recognize the vesting of the awards ratably over their respective terms. As of March 31, 2006, compensation expense not yet recognized for nonvested share-based awards was approximately $30.7 million, which is expected to be recognized over a weighted average period of 2.4 years.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense resulting from the exercise of share-based awards to be reported as a financing cash flow. For the three months ended March 31, 2006, this requirement reduced net operating cash flows and increased net financing cash flows by approximately $5.2 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

Stock Options

Options granted to employees vest at the rate of one third each year and expire seven years after the date of grant. Options granted to nonemployee directors are exercisable in increments from six months to three and a half years and expire ten years after the date of grant.

In 2005, we discontinued our broad-based employee stock option plan; however, existing options continue to vest at the rate of one third each year and expire four years after the date of grant.

For the three months ended March 31, 2006, the additional compensation expense of $3.9 million for stock options under SFAS 123R is included in salaries and employee benefits in the statement of income with the corresponding increase to shareholders’ equity included in common stock. The related tax benefit recognized as a reduction of income tax expense was $1.1 million.

During the three months ended March 31, 2006, the amount of cash received from the exercise of stock options was $41.0 million and the tax benefit realized as a reduction of income taxes payable was $9.2 million. Of this amount, $3.4 million reduced goodwill for the tax benefit of vested share-based awards converted in the Amegy acquisition that were exercised during the quarter and $5.8 million was included in common stock as part of net stock options exercised.

Compensation expense was determined from the estimates of fair values of stock options granted using the Black-Scholes model. The methodology is consistent with the estimates used for the pro forma presentation in periods prior to the adoption of SFAS 123R. Significant assumptions on a weighted average basis used in the Black-Scholes model include expected life, expected volatility, expected dividend yield, and risk-free interest rate. These assumptions reflect management’s judgment and include consideration of historical experience. The risk-free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. No stock options were granted during the three months ended March 31, 2006.

The following summarizes our stock option activity for the three months ended March 31, 2006:

	Number of shares	Weighted average exercise price
Balance at December 31, 2005	7,497,566	$52.79
Granted	–	–
Exercised	(870,248)	47.44
Expired	(6,805)	50.68
Forfeited	(28,090)	57.67

Balance at March 31, 2006	6,592,423	53.45

Outstanding options exercisable as of March 31, 2006	4,226,255	$48.30

We issue new authorized shares for the exercise of stock options. During the three months ended March 31, 2006, the total intrinsic value of options exercised was approximately $28.1 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

Additional selected information on stock options at March 31, 2006 follows:

	Outstanding options			Exercisable options
Exercise price range	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of shares	Weighted average exercise price
$ 0.32 to $ 19.99	102,156	$12.33	1.4 (1)	102,156	$12.33
$ 20.00 to $ 29.99	115,839	25.54	2.5	115,839	25.54
$ 30.00 to $ 39.99	80,204	31.05	3.7	80,204	31.05
$ 40.00 to $ 44.99	1,466,754	42.21	3.3	1,466,754	42.21
$ 45.00 to $ 49.99	440,311	48.27	4.9	393,368	48.28
$ 50.00 to $ 54.99	1,165,284	53.71	3.1	1,157,818	53.71
$ 55.00 to $ 59.99	1,870,226	56.94	5.2	638,906	57.34
$ 60.00 to $ 64.99	227,800	61.47	3.5	122,051	61.65
$ 65.00 to $ 69.99	216,035	67.27	7.3	130,191	67.48
$ 70.00 to $ 76.51	907,814	71.48	6.3	18,968	72.52

	6,592,423	53.43	4.4 (1)	4,226,255	48.30

(1)	The weighted average remaining contractual life excludes 35,024 stock options which expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

For outstanding options at March 31, 2006, the aggregate intrinsic value was $193.0 million. For exercisable options at March 31, 2006, the aggregate intrinsic value was $145.5 million and the weighted average remaining contractual life was 3.9 years.

Restricted Stock

Restricted stock granted vests over four years. During the vesting period, the holder has full voting rights and receives dividend equivalents. For the three months ended March 31 2006, compensation expense recognized for issuances of restricted stock and included in salaries and employee benefits in the statement of income was $1.0 million. The amount for the three months ended March 31, 2005 was not significant. The corresponding increase to shareholders’ equity was included in common stock. Compensation expense was determined based on the number of restricted shares granted and the market price of our common stock at the grant date.

The following summarizes our restricted stock activity for the three months ended March 31, 2006:

	Number of shares	Weighted average grant price
Nonvested restricted shares at beginning of period	203,983	$68.99
Granted	60,625	76.53
Vested	(1,288)	75.91
Forfeited	(4,173)	71.43

Nonvested restricted shares at end of period	259,147	72.50

The total fair value of restricted stock vesting during the three months ended March 31, 2006 was $97,776. The amount for the three months ended March 31, 2005 was not significant.

ZIONS BANCORPORATION AND SUBSIDIARIES

7.    GUARANTEES

The following are guarantees issued by the Company (in thousands):

	March 31, 2006	December 31, 2005
Standby letters of credit:
Financial	$1,009,188	$1,015,019
Performance	257,252	240,763

	$1,266,440	$1,255,782

The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 contains further information on the nature of these letters of credit along with their terms and collateral requirements. At March 31, 2006, the carrying value recorded by the Company as a liability for these guarantees was $4.8 million.

Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.

As of March 31, 2006, the Parent has guaranteed approximately $580.3 million of debt issued by a subsidiary and by affiliated trusts issuing trust preferred securities. The trusts and related trust preferred securities are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Zions Bank provides a liquidity facility (“Liquidity Facility”) for a fee to Lockhart Funding, LLC (“Lockhart”), a QSPE securities conduit. Lockhart purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility contract, Zions Bank is required to purchase securities from Lockhart to provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Pursuant to the governing documents, including the liquidity agreement, if any security in Lockhart is downgraded below AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain credit enhancement from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of Zions Bank is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility commitment. At March 31, 2006, the book value of Lockhart’s securities portfolio was $5.2 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under the Liquidity Facility at March 31, 2006.

The FASB continues to deliberate other projects that propose to amend SFAS 140 in addition to those discussed in Note 2. These include isolation of transferred assets and permitted activities of QSPEs. The proposed amendments, among other things, may require changes to the operating activities of QSPEs and other aspects relating to the transfer of financial assets. Subject to the requirements of any final standards when they are issued, Lockhart’s operations may need to be modified to preserve its off-balance sheet status.

ZIONS BANCORPORATION AND SUBSIDIARIES

8.    RETIREMENT PLANS

The following disclosures are required for interim financial statements by SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits (in thousands):

	Pension benefits		Postretirement benefits
	Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$129	$153	$32	$31
Interest cost	2,151	2,279	85	89
Expected return on plan assets	(2,592)	(2,781)	–	–
Amortization of net actuarial (gain) loss	492	384	(66)	(89)

Net periodic benefit cost	$180	$35	$51	$31

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, we expect to contribute $634 thousand in 2006 to meet estimated benefit payments to participants in our postretirement welfare plan. As of March 31, 2006, we have contributed $160 thousand of this amount and expect to contribute the remaining portion during the rest of 2006. We do not expect to make any contributions to the pension plan in 2006 and have not done so as of March 31, 2006. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, participation and benefit accruals for the pension plan were frozen effective January 1, 2003.

9.    OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of March 31, 2006, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 112 branches in Utah and 23 in Idaho. CB&T operates 91 branches in California. Amegy operates 75 branches in Texas. NBA operates 53 branches in Arizona. NSB operates 72 branches in Nevada. Vectra operates 40 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. The operating segment identified as “Other” includes the Parent, certain nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO, and eliminations of transactions between segments. Results for Amegy only include the three months ended March 31, 2006.

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended March 31, 2006 and 2005:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$107.8	$94.3	$120.4	$107.3	$74.2		$51.7	$41.6	$47.1	$38.9
Hedge income recorded directly at subsidiary	(0.4)	2.1	(2.7)	2.0	0.2		(0.1)	0.4	(0.3)	0.5
Allocated hedge income	–	(1.1)	–	–	–		–	0.3	–	0.1

Net interest income	107.4	95.3	117.7	109.3	74.4		51.6	42.3	46.8	39.5
Provision for loan losses	5.9	6.8	2.5	1.5	2.0		0.8	0.8	2.5	–

Net interest income after provision for loan losses	101.5	88.5	115.2	107.8	72.4		50.8	41.5	44.3	39.5
Noninterest income	61.8	63.3	18.3	18.8	27.6		5.9	5.6	7.3	7.9
Noninterest expense	97.8	92.7	62.0	62.5	67.5		25.0	22.9	27.2	24.7

Income before income taxes and minority interest	65.5	59.1	71.5	64.1	32.5		31.7	24.2	24.4	22.7
Income tax expense (benefit)	22.2	18.7	29.1	25.8	10.0		12.5	9.8	8.5	7.9
Minority interest	–	(0.1)	–	–	–		–	–	–	–

Net income (loss)	$43.3	$40.5	$42.4	$38.3	$22.5		$19.2	$14.4	$15.9	$14.8

AVERAGE BALANCE SHEET DATA
Assets	$12,922	$12,183	$10,878	$10,150	$9,218		$4,233	$3,647	$3,694	$3,378
Net loans and leases	8,677	7,972	7,769	7,091	5,400		3,723	3,130	2,897	2,565
Deposits	9,334	8,070	8,536	8,301	6,617		3,576	3,118	3,192	2,956
Shareholder’s equity	831	750	1,092	1,046	1,779		303	270	240	226

(In millions)	Vectra		TCBW		Other		Consolidated Company
	2006	2005	2006	2005	2006	2005	2006	2005
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$24.0	$20.3	$9.0	$6.6	$(6.1)	$(1.2)	$428.1	$307.8
Hedge income recorded directly at subsidiary	(0.9)	1.1	(0.3)	0.2	(0.8)	0.9	(5.3)	7.2
Allocated hedge income	–	0.5	–	0.2	–	–	–	–

Net interest income	23.1	21.9	8.7	7.0	(6.9)	(0.3)	422.8	315.0
Provision for loan losses	0.2	–	0.6	0.3	–	–	14.5	9.4

Net interest income after provision for loan losses	22.9	21.9	8.1	6.7	(6.9)	(0.3)	408.3	305.6
Noninterest income	6.8	6.7	0.4	0.4	1.8	0.3	129.9	103.0
Noninterest expense	21.5	21.8	3.4	3.1	21.5	11.6	325.9	239.3

Income before income taxes and minority interest	8.2	6.8	5.1	4.0	(26.6)	(11.6)	212.3	169.3
Income tax expense (benefit)	3.0	2.4	1.6	1.3	(11.6)	(6.1)	75.3	59.8
Minority interest	–	–	–	–	(0.6)	(0.6)	(0.6)	(0.7)

Net income (loss)	$5.2	$4.4	$3.5	$2.7	$(14.4)	$(4.9)	$137.6	$110.2

AVERAGE BALANCE SHEET DATA
Assets	$2,281	$2,286	$794	$725	$(1,374)	$(518)	$42,646	$31,851
Net loans and leases	1,536	1,448	398	375	69	95	30,469	22,676
Deposits	1,587	1,565	449	422	(1,268)	(1,208)	32,023	23,224
Shareholder’s equity	300	322	50	50	(274)	161	4,321	2,825

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

(In thousands, except per share and ratio data)	Three Months Ended March 31,
	2006	2005	% Change

EARNINGS
Taxable-equivalent net interest income	$ 428,824	$ 320,120	33.96%
Taxable-equivalent revenue	558,755	423,116	32.06%
Net interest income	422,847	314,951	34.26%
Noninterest income	129,931	102,996	26.15%
Provision for loan losses	14,512	9,383	54.66%
Noninterest expense	325,898	239,335	36.17%
Income before income taxes and minority interest	212,368	169,229	25.49%
Income taxes	75,258	59,749	25.96%
Minority interest	(523)	(754)	(30.64)%
Net income	137,633	110,234	24.86%

PER COMMON SHARE
Net income (diluted)	1.28	1.20	6.67%
Dividends	0.36	0.36	–
Book value	40.95	31.39	30.46%

SELECTED RATIOS
Return on average assets	1.31%	1.40%
Return on average common equity	12.92%	15.83%
Efficiency ratio	58.33%	56.56%
Net interest margin	4.69%	4.53%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

(In thousands, except share and ratio data)	Three Months Ended March 31,
	2006	2005	% Change

AVERAGE BALANCES
Total assets	$ 42,646,242	$ 31,850,979	33.89%
Securities	6,073,692	5,191,995	16.98%
Net loans and leases	30,468,784	22,675,601	34.37%
Goodwill	1,887,551	642,604	193.73%
Core deposit and other intangibles	196,551	56,653	246.94%
Total deposits	32,023,293	23,223,512	37.89%
Core deposits (1)	29,453,658	21,838,213	34.87%
Minority interest	28,223	24,849	13.58%
Shareholders’ equity	4,321,311	2,824,874	52.97%

Weighted average common and common-equivalent shares outstanding	107,724,724	91,493,962	17.74%

AT PERIOD END
Total assets	$ 43,318,029	$ 31,883,486	35.86%
Securities	5,984,115	4,940,487	21.12%
Net loans and leases	31,140,326	22,967,269	35.59%
Sold loans being serviced (2)	3,183,992	2,995,630	6.29%
Allowance for loan losses	341,261	273,906	24.59%
Allowance for unfunded lending commitments	17,841	14,353	24.30%
Goodwill	1,884,225	638,933	194.90%
Core deposit and other intangibles	188,384	52,007	262.23%
Total deposits	32,872,708	23,879,088	37.66%
Core deposits (1)	30,179,291	22,421,174	34.60%
Minority interest	28,895	26,338	9.71%
Shareholders’ equity	4,343,816	2,821,766	53.94%

Common shares outstanding	106,070,045	89,891,146	18.00%

Average equity to average assets	10.13%	8.87%
Common dividend payout	27.71%	29.55%
Tangible common equity ratio	5.51%	6.83%
Nonperforming assets	96,556	76,089	26.90%
Accruing loans past due 90 days or more	10,299	20,160	(48.91)%
Nonperforming assets to net loans and leases and other real estate owned at period end	0.31%	0.33%

(1)	Amount consists of total deposits excluding time deposits $100,000 and over.
(2)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

•	the Company’s ability to successfully execute its business plans, manage its risks, and achieve its objectives;

•	changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events;

•	changes in financial market conditions, either nationally or locally in areas in which the Company conducts its operations, including without limitation, reduced rates of business formation and growth, commercial real estate development and real estate prices;

•	fluctuations in the equity and fixed-income markets;

•	changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

•	acquisitions and integration of acquired businesses, including Amegy;

•	increases in the levels of losses, customer bankruptcies, claims and assessments;

•	changes in fiscal, monetary, regulatory, trade and tax policies and laws, including policies of the U.S. Treasury and the Federal Reserve Board;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	demand for financial services in Zions’ market areas;

•	inflation and deflation;

•	technological changes and Zions’ implementation of new technologies;

•	Zions’ ability to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations; and

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies.

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the 2005 Annual Reports on Form 10-K of Zions Bancorporation and

ZIONS BANCORPORATION AND SUBSIDIARIES

Amegy Bancorporation, Inc. filed with the Securities and Exchange Commission (“SEC”) and available at the SEC’s Internet site (http://www.sec.gov).

The Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of SFAS No. 123R, Share-Based Payment.

Note 6 of the Notes to Consolidated Financial Statements discusses the Company’s adoption on January 1, 2006 of SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. The Company adopted SFAS 123R using the “modified prospective” transition method and did not restate results of operations for prior periods. Rather, the Company presented the pro forma effect on operations as if it had adopted the provisions of SFAS 123.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options for the adoption of SFAS 123R and for the pro forma presentations in prior periods. Use of the assumptions is subjective and requires judgment. The adoption of SFAS 123R decreased income before income taxes and minority interest and net income by approximately $3.9 million and $2.8 million, respectively, for the three months ended March 31, 2006, or $0.03 per diluted share. The Company currently estimates that the adoption of SFAS 123R will reduce 2006 pretax income by approximately $17 million. In 2005, the Company began granting shares of restricted stock in connection with the adoption of a new stock option and incentive plan. No stock options were granted during the three months ended March 31, 2006.

RESULTS OF OPERATIONS

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “Zions,” “the Company,” “we,” “our”) reported net income of $137.6 million or $1.28 per diluted share for the first quarter of 2006 compared with $110.2 million or $1.20 per diluted share for the first quarter of 2005. The annualized return on average assets was 1.31% in the first quarter of 2006 compared to 1.40% for the same period of 2005. For the same comparative periods, the annualized return on average common equity was 12.92% compared to 15.83%.

As previously disclosed, the Company completed its acquisition of Amegy Bancorporation, Inc. in December 2005. Results of operations for the first quarter of 2006 include Amegy Corporation for the entire quarter and the fourth quarter of 2005 includes one month of Amegy.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the first quarter of 2006 increased 34.0% to $428.8 million compared with $320.1 million for the comparable period of 2005. The increase reflects the acquisition of Amegy, strong loan and deposit growth, and the effect of an increase in the net interest margin. The incremental tax rate used for calculating all taxable-equivalent adjustments is 35% for all periods presented.

The Company’s net interest margin was 4.69% for the first quarter of 2006 compared to 4.62% for the fourth quarter of 2005 and 4.53% for the first quarter of 2005. The increased margin mainly results from an improved asset mix, in particular, reductions in lower-yielding short-term investments have been used to fund higher-

ZIONS BANCORPORATION AND SUBSIDIARIES

yielding loans. The margin for the first quarter of 2006 was also influenced by continued solid loan growth and the inclusion of Amegy’s noninterest-bearing deposit balances for the entire quarter.

One of the challenges we face in 2006 is an anticipated increase in pricing pressure on both loans and deposits as the economy expands and competition for good business increases. Reflecting this pricing pressure, the spread on average interest-bearing funds for the first quarter of 2006 was 3.95%, down from 4.04% for the first quarter of 2005. The yield on average earning assets increased 100 basis points during the first quarter of 2006 compared to the same period in 2005. The average rate paid this quarter on interest-bearing funds increased 109 basis points from the first quarter of 2005.

The Federal Reserve raised its target for the federal funds rate twice during the quarter by a combined 50 basis points. These increases were followed by corresponding increases in the prime rate charged by most major banks, including Zions’ subsidiary banks. The Federal Reserve has indicated that it may implement additional rate changes, as appropriate. The Company expects to continue its efforts to maintain a slightly “asset sensitive” position with regard to interest rate risk. However, its actual position is highly dependent upon changes in both short-term and long-term interest rates, as well as the actions of competitors and customers in response to those changes.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

(In thousands)	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average balance	Amount of interest (1)	Average rate	Average balance	Amount of interest (1)	Average rate

ASSETS
Money market investments	$511,719	$5,847	4.63%	$816,141	$4,638	2.30%
Securities:
Held to maturity	632,108	10,724	6.88%	637,316	11,010	7.01%
Available for sale	5,272,575	72,702	5.59%	3,950,159	48,237	4.95%
Trading account	169,009	2,074	4.98%	604,520	6,035	4.05%

Total securities	6,073,692	85,500	5.71%	5,191,995	65,282	5.10%

Loans:
Loans held for sale	272,628	4,046	6.02%	185,549	1,603	3.50%
Net loans and leases (2)	30,196,156	548,654	7.37%	22,490,052	356,487	6.43%

Total loans and leases	30,468,784	552,700	7.36%	22,675,601	358,090	6.40%

Total interest-earning assets	37,054,195	644,047	7.05%	28,683,737	428,010	6.05%

Cash and due from banks	1,538,376			1,018,123
Allowance for loan losses	(340,754)			(273,317)
Goodwill	1,887,551			642,604
Core deposit and other intangibles	196,551			56,653
Other assets	2,310,323			1,723,179

Total assets	$42,646,242			$31,850,979

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,651,160	13,185	1.15%	$4,298,664	7,547	0.71%
Money market	11,363,810	73,438	2.62%	8,909,948	33,189	1.51%
Time under $100,000	1,956,509	15,862	3.29%	1,415,888	8,037	2.30%
Time $100,000 and over	2,569,635	23,322	3.68%	1,385,299	9,298	2.72%
Foreign	1,979,293	20,301	4.16%	449,002	2,552	2.31%

Total interest-bearing deposits	22,520,407	146,108	2.63%	16,458,801	60,623	1.49%

Borrowed funds:
Securities sold, not yet purchased	57,330	631	4.46%	507,917	4,510	3.60%
Federal funds purchased and security repurchase agreements	2,673,550	25,166	3.82%	2,413,062	13,152	2.21%
Commercial paper	181,334	2,082	4.66%	145,083	931	2.60%
FHLB advances and other borrowings:
One year or less	9,868	99	4.07%	325,708	2,036	2.54%
Over one year	194,234	2,525	5.27%	227,865	2,839	5.05%
Long-term debt	2,503,348	38,612	6.26%	1,690,725	23,799	5.71%

Total borrowed funds	5,619,664	69,115	4.99%	5,310,360	47,267	3.61%

Total interest-bearing liabilities	28,140,071	215,223	3.10%	21,769,161	107,890	2.01%

Noninterest-bearing deposits	9,502,886			6,764,711
Other liabilities	653,751			467,384

Total liabilities	38,296,708			29,001,256
Minority interest	28,223			24,849
Total shareholders’ equity	4,321,311			2,824,874

Total liabilities and shareholders’ equity	$42,646,242			$31,850,979

Spread on average interest-bearing funds			3.95%			4.04%
Taxable-equivalent net interest income and net yield on interest-earning assets		$428,824	4.69%		$320,120	4.53%

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

The provision for loan losses for the first quarter of 2006 was $14.5 million compared to $9.4 million for the same period in 2005. On an annualized basis, the provision was 0.19% of average loans for the first quarter of 2006 and 0.17% for the first quarter of 2005. The provision for unfunded lending commitments was $(0.3) million for the first quarter of 2006 compared to $1.7 million for the first quarter of 2005. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and fundings. The related provision will generally reflect these fluctuations. When combined, the provisions for credit losses for the first quarter of 2006 were $14.2 million compared to $11.1 million for the first quarter of 2005. The increased provision reflects the strong loan growth during the first quarter of 2006.

Noninterest Income

For the first quarter of 2006, noninterest income increased 26.2% to $129.9 million compared to $103.0 million for the first quarter of 2005. The increases in total and individual categories of noninterest income for the first quarter of 2006 compared to the first quarter of 2005 were mainly due to the Amegy acquisition. Significant changes and trends in noninterest income categories not resulting from the Amegy acquisition are discussed as follows.

The Company has experienced strong deposit growth during the last year, but continues to see a decline in service charges and fees on deposit accounts. Excluding Amegy service charges and fees for the first quarter of 2006, service charges and fees on deposit accounts decreased $0.8 million for the first quarter of 2006 compared to the first quarter of 2005. We believe this decline was primarily the result of higher earnings credit rates on commercial transaction accounts as market interest rates continued to rise.

Loan sales and servicing income decreased $2.6 million for the first quarter of 2006 compared to the first quarter of 2005. The decline results from decreased sales of mortgage and other loans and the impact of rising rates on excess servicing income.

Income from securities conduit represents fees that we receive from Lockhart Funding, a “qualifying special-purpose entity” securities conduit, in return for liquidity, an interest rate agreement and administrative services that Zions Bank provides to the entity in accordance with a servicing agreement. The decrease in income for the first quarter of 2006 when compared to the same period in 2005 resulted from compression of spreads between Lockhart’s assets and liabilities.

Trading income for the first quarter of 2006 was $3.9 million compared to $4.2 million for the same period in 2005. Excluding $1.4 million of trading income from Amegy in the first quarter of 2006, trading income decreased $1.8 million compared to the first quarter of 2005. The decrease mainly results from a decision made by the Company in the fourth quarter of 2005 to close its London trading office and reduce the amount of trading assets in response to continued margin pressures. Nonhedge derivative income for the first quarter of 2006 was $0.5 million compared to losses of $0.5 million for the comparable period of 2005.

ZIONS BANCORPORATION AND SUBSIDIARIES

Net equity securities gains were $0.6 million for the first quarter of 2006 compared with net losses of $1.4 million for the same period in 2005 and included net losses on venture capital equity investments of $0.2 million in 2006 compared to net losses of $1.7 million in 2005. Adjusted for expenses, minority interest and income taxes, venture capital funds reduced net income by $0.4 million and $1.1 million for the first quarter of 2006 and 2005, respectively.

Noninterest Expense

Noninterest expense for the first quarter of 2006 was $325.9 million, an increase 36.2% over the $239.3 million for the first quarter of 2005. The increases in total and individual categories of noninterest expense for the first quarter of 2006 compared to the first quarter of 2005 were mainly due to the Amegy acquisition. The Company’s efficiency ratio was 58.3% for the first quarter of 2006 compared to 56.6% for the same period of 2005. The deterioration in the efficiency ratio reflects higher noninterest expenses, including merger related expenses and amortization of intangibles related to the acquisition of Amegy, and a higher cost structure at Amegy.

Salaries and employee benefits increased $47.9 million or 34.7%, compared to the first quarter of 2005. Excluding Amegy related salaries and employee benefits of $35.4 million and share-based compensation expense of $3.9 million resulting from the adoption of SFAS 123R, salaries and benefits increased $8.6 million or 6.2%. The increase from the prior year, excluding Amegy, was due to salary increases and increased staffing levels in selected areas.

Impairment losses on long-lived assets for the first quarter of 2006 of $1.3 million include a loss of $1.0 million related to a branch building at Vectra that was placed for sale and $0.3 million related to capitalized management software.

See Note 3 of Notes to Consolidated Financial Statements for an explanation of the $5.7 million of Amegy merger related expenses incurred during the first quarter of 2006.

At March 31, 2006, the Company had 10,136 full-time equivalent employees, 469 domestic branches, and 582 ATMs, compared to 7,958 full-time equivalent employees, 386 domestic branches, and 472 ATMs at March 31, 2005.

Income Taxes

The Company’s income tax expense increased to $75.3 million for the first quarter of 2006 compared to $59.7 million for the same period in 2005. The Company’s effective income tax rates, including the effects of minority interest, were 35.4% and 35.1% for the first quarter of 2006 and 2005, respectively. As discussed in previous filings, the Company has received federal income tax credits under the Community Development Financial Institutions Fund set up by the U.S. Government that will be recognized over the next seven years. The effect of these tax credits was to reduce income tax expense by $1.0 million and $0.8 million for the first quarter of 2006 and 2005, respectively. The tax rates reflect a lower proportion of tax exempt income to total income for 2006 compared to 2005, partially offset by the increased tax credits.

ZIONS BANCORPORATION AND SUBSIDIARIES

BALANCE SHEET ANALYSIS

As previously discussed, the Company completed its acquisition of Amegy Bancorporation, Inc. in December 2005. The Company’s consolidated balance sheets at March 31, 2006 and December 31, 2005 include Amegy.

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 29.2% to $37.1 billion for the three months ended March 31, 2006 compared to $28.7 billion for the comparable period in 2005 reflecting the Amegy acquisition. Interest-earning assets comprised 86.9% of total average assets for the first three months of 2006, compared with 90.1% for the comparable period of 2005. The decreased percentage is mainly a result of increased goodwill and other intangible assets from the Amegy acquisition.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, decreased 37.3% to $512 million for the first three months of 2006 compared to $816 million for the first three months of 2005. Reductions in money market instruments have been used to fund new loan growth. Average net loans and leases for the first three months of 2006 increased by 34.4% when compared to the same period in 2005. Average total deposits for the first three months of 2006 increased 37.9% compared to the same period in 2005, with interest-bearing deposits increasing 36.8% and noninterest-bearing deposits increasing 40.5%.

Investment Securities Portfolio

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

	March 31, 2006		December 31, 2005		March 31, 2005
(In millions)	Amortized cost	Estimated market value	Amortized cost	Estimated market value	Amortized cost	Estimated market value

HELD TO MATURITY
Municipal securities	$644	$634	$650	$642	$636	$630

AVAILABLE FOR SALE
U.S. Treasury securities	49	48	42	43	35	36
U.S. Government agencies and corporations:
Small Business Administration loan-backed securities	825	820	786	782	711	711
Other agency securities	755	747	688	683	268	266
Municipal securities	225	226	266	267	94	95
Mortgage/asset-backed and other debt securities	3,149	3,122	3,311	3,308	2,591	2,596

	5,003	4,963	5,093	5,083	3,699	3,704

Other securities:
Mutual funds	221	218	217	216	292	291
Stock	6	7	7	7	6	6

	227	225	224	223	298	297

	5,230	5,188	5,317	5,306	3,997	4,001

Total	$5,874	$5,822	$5,967	$5,948	$4,633	$4,631

ZIONS BANCORPORATION AND SUBSIDIARIES

The amortized cost of investment securities at March 31, 2006 decreased 1.6% from the amount at December 31, 2005, but was up from the balance at March 31, 2005 as a result of the Amegy acquisition. During 2005, we reduced the securities portfolio to fund a portion of the Company’s new loan growth.

We review investment securities on an ongoing basis for other than temporary impairment taking into consideration current market conditions, offering prices, trends and volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. Our review did not result in an other than temporary impairment adjustment during the quarter ended March 31, 2006.

The investment securities portfolio includes $1.0 billion of nonrated, fixed income securities, essentially unchanged from the balances at both December 31, 2005 and March 31, 2005. These securities include nonrated municipal securities as well as nonrated, asset-backed subordinated tranches.

Loan Portfolio

Net loans and leases at March 31, 2006 were $31.1 billion, an annualized increase of 13.5% from December 31, 2005 and an increase of 35.6% over the balance at March 31, 2005.

The following table sets forth the loan portfolio by type of loan:

(In millions)	March 31, 2006	December 31, 2005	March 31, 2005
Loans held for sale	$312	$256	$197

Commercial lending:
Commercial and industrial	7,261	7,192	4,604
Leasing	383	373	359
Owner occupied	5,159	4,825	4,036

Total commercial lending	12,803	12,390	8,999

Commercial real estate:
Construction and land development (1)	6,292	6,065	3,792
Term	4,847	4,640	4,032

Total commercial real estate	11,139	10,705	7,824

Consumer:
Home equity credit line and other consumer real estate (1)	1,892	1,831	1,621
1-4 family residential (1)	4,191	4,130	3,620
Bankcard and other revolving plans	254	207	211
Other	464	537	490

Total consumer	6,801	6,705	5,942

Foreign loans	3	5	5

Other receivables	212	191	103

Total loans	$31,270	$30,252	$23,070

(1)    Certain balances at the end of periods previous to March 31, 2006 have been reclassified between construction and land development, home equity credit line and other consumer real estate, and 1-4 family residential to conform with the current presentation.

The strong loan growth noted above for commercial and commercial real estate lending was widely diversified across our geographical footprint and consistent with the economic activity in that area. Management believes it is likely this strong loan growth will continue in the immediate future.

Sold Loans Being Serviced

Zions performs loan servicing on both loans that it holds in its portfolios and also on loans that are owned by third party investor-owned trusts. In addition, Zions has a practice of securitizing and selling a portion of the loans that it originates, and in many instances provides the servicing on these loans as a condition of the sale.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Sold loans being serviced		Residual interests on balance sheet at March 31, 2006
(In millions)	Sales for three months ended March 31, 2006	Outstanding balance at March 31, 2006	Subordinated retained interests	Capitalized residual cash flows	Total
Home equity credit lines	$49	$401	$11	$7	$18
Small business loans	–	2,222	224	92	316
SBA 7(a) loans	–	160	–	3	3
Farmer Mac	10	401	–	5	5

Total	$59	$3,184	$235	$107	$342

Loan securitizations being serviced for others totaled $3.2 billion at the end of the first quarter of 2006, $3.4 billion at December 31, 2005 and $3.0 billion at March 31, 2005.

As of March 31, 2006, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $342 million in connection with the $3.2 billion of sold loans being serviced. As is a common practice with securitized transactions, the Company had retained subordinated interests in the securitized assets that totaled $235 million at March 31, 2006, and represented junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as “excess servicing,” of $107 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

As of March 31, 2006, conforming long-term first mortgage real estate loans being serviced for others were $1,263 million, compared with $1,274 million at December 31, 2005 and $462 million at March 31, 2005. The increase reflects the acquisition of Amegy.

Other Noninterest-Bearing Investments

As of March 31, 2006, the Company had $972 million of other noninterest-bearing investments compared with $939 million at December 31, 2005 and $691 million at March 31, 2005.

(In millions)	March 31, 2006	December 31, 2005	March 31, 2005
Bank-owned life insurance	$611	$605	$409
Federal Home Loan Bank and Federal Reserve stock	181	153	124
SBIC investments	76	75	71
Other public companies	37	39	39
Other nonpublic companies	47	47	32
Trust preferred securities	20	20	16

	$972	$939	$691

The increases in other noninterest-bearing investments are mainly a result of the Amegy acquisition.

Deposits

Total deposits at the end of the first quarter of 2006 increased to $32.9 billion, an annualized increase of 2.8% from the balances reported at December 31, 2005, and increased 37.7% over the March 31, 2005 amounts. Core deposits at March 31, 2006 increased 0.68%, annualized, compared to the December 31, 2005 balance and 34.6% compared to the balance at March 31, 2005. Noninterest-bearing demand deposits were essentially unchanged compared to year-end balances and increased 38.4% from balances at March 31, 2005.

ZIONS BANCORPORATION AND SUBSIDIARIES

The mix of deposits remained favorable during the first quarter of 2006 as demand, savings and money market deposits comprised 80.0% of total deposits at the end of the first quarter, compared with 79.7% and 85.9% as of December 31, 2005 and March 31, 2005, respectively. The decrease in this ratio from March 31, 2005 is a primarily a result of the mix of deposits at Amegy. However, management expects that deposit growth may continue to lag behind loan growth, and that some future loan growth, therefore, may be funded from higher cost sources.

RISK ELEMENTS

Since risk is inherent in substantially all of the Company’s operations, management of risk is an integral part of its operations and is also a key determinant of its overall performance. We apply various strategies to reduce the risks to which the Company’s operations are exposed, including credit, interest rate and market, liquidity and operational risks.

Credit Risk Management

Effective management of credit risk is essential in maintaining a safe and sound financial institution. We have structured the organization to separate the lending function from the credit administration function, which adds strength to the control over and the independent evaluation of credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio, and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Further, an independent, internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to the Credit Review Committee of the Board of Directors.

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

Another aspect of the Company’s credit risk management strategy is to pursue the diversification of the loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at March 31, 2006 no single loan type exceeded 23.2% of the Company’s total loan portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2006		December 31, 2005		March 31, 2005
(In millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$7,261	23.2%	$7,192	23.8%	$4,604	20.0%
Leasing	383	1.2%	373	1.2%	359	1.6%
Owner occupied	5,159	16.5%	4,825	15.9%	4,036	17.5%

Commercial real estate:
Construction and land development (1)	6,292	20.1%	6,065	20.0%	3,792	16.4%
Term	4,847	15.5%	4,640	15.3%	4,032	17.5%

Consumer:
Home equity credit line and other consumer real estate (1)	1,892	6.1%	1,831	6.1%	1,621	7.0%
1-4 family residential (1)	4,191	13.4%	4,130	13.7%	3,620	15.7%
Bankcard and other revolving plans	254	0.8%	207	0.7%	211	0.9%
Other	464	1.5%	537	1.8%	490	2.1%

Other	527	1.7%	452	1.5%	305	1.3%

Total loans	$31,270	100.0%	$30,252	100.0%	$23,070	100.0%

(1)	Certain balances at the end of periods previous to March 31, 2006 have been reclassified between construction and land development, home equity credit line and other consumer real estate, and 1-4 family residential to conform with the current presentation.

The Company’s potential risk from concentration in owner occupied commercial loans is substantially reduced by the emphasis we place on lending programs sponsored by the Small Business Administration. On these types of loans, the Small Business Administration bears a major portion of the credit risk. In addition, the Company attempts to avoid the risk of an undue concentration of credits in a particular industry, trade group or property type. The Company also has no significant exposure to highly-leveraged transactions and the majority of the Company’s business activity is with customers located within the states of Utah, California, Texas, Arizona, Nevada, Colorado, Idaho and Washington. Finally, the Company has no significant exposure to any individual customer or counterparty.

A more comprehensive discussion of our credit risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2005. In addition, as discussed in the following sections, the Company’s level of credit quality continued to be very strong during the first quarter of 2006 compared to historical standards. We believe that this level of credit quality will not be able to be maintained indefinitely.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Consumer loans are not normally placed on nonaccrual status, inasmuch as they are generally charged off when they become 120 days past due. Loans occasionally may be restructured to provide a reduction or deferral of interest or principal payments. This generally occurs when the financial condition of a borrower deteriorates to the point that the borrower needs to be given temporary or permanent relief from the original contractual terms of the loan. Other real estate owned is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the Company’s nonperforming assets:

(Amounts in millions)	March 31, 2006	December 31, 2005	March 31, 2005
Nonaccrual loans	$72	$69	$65
Restructured loans	–	–	1
Other real estate owned	25	20	10

Total	$97	$89	$76

% of net loans and leases* and other real estate owned	0.31%	0.30%	0.33%

Accruing loans past due 90 days or more	$10	$17	$20

% of net loans and leases*	0.03%	0.06%	0.09%

* Includes loans held for sale.

Total nonperforming assets increased 8.4% as of March 31, 2006 compared with the balance at December 31, 2005.

Included in nonaccrual loans are loans that we have determined to be impaired. Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. The amount of the impairment is measured based on either the present value of expected cash flows, the observable market value of the loan, or the fair value of the collateral securing the loan.

The Company’s total recorded investment in impaired loans was $40 million at March 31, 2006, compared with $31 million at December 31, 2005 and $39 million at March 31, 2005. Estimated losses on impaired loans are included in the allowance for loan losses. At March 31, 2006, the allowance for loan losses included $4 million for impaired loans with a recorded investment of $26 million. At December 31, 2005, the allowance included $3 million for impaired loans with a $14 million recorded investment, and at March 31, 2005 the allowance included $5 million for impaired loans with a $22 million recorded investment.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The methodology used by Amegy to estimate its allowance for loan losses has not yet been conformed to the process used by the other affiliate banks. However, the process used by Amegy is not significantly different than the process used by our other affiliate banks.

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

ZIONS BANCORPORATION AND SUBSIDIARIES

(Amounts in millions)	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Three Months Ended March 31, 2005
Loans* and leases outstanding (net of unearned income) at end of period	$31,140	$30,127	$22,967

Average loans* and leases outstanding (net of unearned income)	$30,469	$24,009	$22,676

Allowance for loan losses:
Balance at beginning of period	$338	$271	$271
Allowance of companies acquired	–	49	–
Provision charged against earnings	15	43	9
Loans and leases charged-off:
Commercial lending	(11)	(20)	(5)
Commercial real estate	(1)	(3)	–
Consumer	(4)	(19)	(6)
Other receivables	–	(1)	–

Total	(16)	(43)	(11)

Recoveries:
Commercial lending	2	12	3
Commercial real estate	–	1	–
Consumer	2	5	2

Total	4	18	5

Net loan and lease charge-offs	(12)	(25)	(6)

Balance at end of period	$341	$338	$274

Ratio of annualized net charge-offs to average loans and leases	0.15%	0.10%	0.12%
Ratio of allowance for loan losses to net loans and leases at end of period	1.10%	1.12%	1.19%
Ratio of allowance for loan losses to nonperforming loans	476.67%	489.74%	416.13%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	417.83%	394.08%	320.89%

* Includes loans held for sale.

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the preceding table for the periods presented. The same respective amounts for the fourth quarter of 2005 were $8.2 million and 0.13%.

The allowance for loan losses at March 31, 2006 increased $2.9 million from the level at year-end 2005. Excluding Amegy, which as previously discussed has not yet been conformed to Zions’ methodology, the amount of the allowance for loans losses attributable to the commercial loan portfolio increased $5.3 million when compared to year-end 2005. The amount of the allowance indicated for criticized and classified commercial loans increased $1.1 million. Criticized and classified loans increased slightly for both the commercial and commercial real estate portfolios. The level of the allowance for noncriticized and classified commercial loans increased $4.2 million, mainly the result of $906 million of new commercial and commercial real estate loan growth during the quarter, excluding Amegy loans. The allowance for consumer loans decreased $3.6 million when compared to December 31, 2005 mainly driven by improving consumer loan delinquencies.

Allowance for Unfunded Lending Commitments – The Company also estimates an allowance for potential losses associated with off-balance sheet commitments and standby letters of credit. We determine the

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The following table sets forth the allowance for unfunded lending commitments:

(In millions)	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Three Months Ended March 31, 2005
Balance at beginning of period	$18.1	$12.7	$12.7
Allowance of company acquired	–	2.0	–
Provision charged (credited) against earnings	(0.3)	3.4	1.7

Balance at end of period	$17.8	$18.1	$14.4

The following table sets forth the combined allowances for credit losses:

(In millions)	March 31, 2006	December 31, 2005	March 31, 2005
Allowance for loan losses	$341	$338	$274
Allowance for unfunded lending commitments	18	18	14

Total allowances for credit losses	$359	$356	$288

Interest Rate and Market Risk Management

Interest rate risk is the potential for loss resulting from adverse changes in the level of interest rates on the Company’s net interest income. Market risk is the potential for loss arising from adverse changes in the prices of fixed income securities, equity securities, other earning assets and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, the Company is exposed to both interest rate risk and market risk.

Interest Rate Risk – Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. Under most, but not all, reasonably plausible interest rate scenarios examined, our models suggest that we are slightly asset sensitive.

We attempt to control the effects that changes in interest rates will have on net interest income through the management of maturities and repricing of the Company’s assets and liabilities and also with the use of interest rate swaps. The prime lending rate and the London Interbank Offer Rate (“LIBOR”) curves are the primary indices used for pricing the Company’s loans, and the 91-day Treasury bill rate is the index used for pricing many of the Company’s liabilities. The Company does not hedge the prime/LIBOR/Treasury Bill spread risk through the use of derivative instruments.

We monitor interest rate risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the changes in the market values of equity in response to changes in interest rates. In the income simulation method, we analyze the changes in income in response to changes in interest rates. For income simulation, Company policy requires that

ZIONS BANCORPORATION AND SUBSIDIARIES

interest sensitive income from a static balance sheet be expected to decline by no more than 10% during one year if rates were to immediately rise or fall in parallel by 200 basis points. As of March 31, 2006, the results of the duration of equity and income simulation computations were not significantly different from those set forth in Zions’ Annual Report on Form 10-K for the year ended December 31, 2005.

Market Risk – Fixed Income – The Company engages in trading and market making of U.S. Treasury, U.S. Government Agency, municipal and corporate securities. This trading and market making exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

During the fourth quarter of 2005 the Company closed its London trading office and substantially reduced the size of its trading assets in response to continued narrow margins in its odd-lot electronic bond trading business. At March 31, 2006 the Company had $152 million of trading account assets and $56 of securities sold, not yet purchased compared with $102 million and $303 million of trading assets and $65 million and $298 million of securities sold, not yet purchased at December 31, 2005 and March 31, 2005, respectively.

The Company monitors risk in fixed income trading and market making through Value-at-Risk (“VAR”). VAR is the worst-case loss expected within a specified confidence level, based on statistical models using historical data.

Market Risk – Equity Investments – Through its equity investment activities, the Company owns equity securities that are publicly traded and subject to fluctuations in their market prices or values. In addition, the Company owns equity securities in companies that are not publicly traded and that are accounted for under either fair value, equity, or full consolidation methods of accounting, depending upon the Company’s ownership position and degree of involvement in influencing the investees’ affairs. In either case, the value of the Company’s investment is subject to fluctuation. Since the market prices or values associated with these securities may fall below the Company’s investment costs, the Company is exposed to the possibility of loss.

The Company conducts minority investing in pre-public venture capital companies in which it does not have strategic involvement, through four funds collectively referred to as Wasatch Venture Funds (“Wasatch”). Wasatch screens investment opportunities and makes investment decisions based on its assessment of business prospects and potential returns. After an investment is made, Wasatch actively monitors the performance of each company in which it has invested, and often has representation on the board of directors of the company.

In addition to the program described above, Amegy has in place an alternative investments program. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are not part of the strategy since the underlying companies are typically not credit worthy.

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

A more comprehensive discussion of the Company’s interest rate and market risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2005.

ZIONS BANCORPORATION AND SUBSIDIARIES

Liquidity Risk Management

Liquidity is managed centrally for both the Parent and the bank subsidiaries. The Parent’s cash requirements consist primarily of debt service, investment in and advances to subsidiaries, operating expenses, income taxes, dividends to shareholders and share repurchases. The Parent’s cash needs are routinely met through dividends from its subsidiaries, investment income, subsidiaries’ proportionate share of current income taxes, management and other fees, bank lines, equity contributed through the exercise of stock options and debt issuances.

During the first three months of 2006, the Parent received $84.1 million in dividends from its subsidiaries. At March 31, 2006, $339.0 million of dividend capacity was available for the subsidiaries to pay to the Parent under regulatory guidelines.

Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and the bank subsidiaries. For the first three months of 2006, operations contributed $212.9 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

On March 31, 2006, the Company filed an “automatic shelf registration statement” with the Securities and Exchange Commission as a “well-known seasoned issuer.” This new type of shelf registration does not require a maximum amount of securities that may be issued to be specified. The shelf registration replaced a previous shelf registration and covers securities of the Company, Zions Capital Trust C and Zions Capital Trust D.

On April 27, 2006 under the new shelf registration, we issued $250 million of floating rate senior notes due April 15, 2008. The notes require quarterly interest payments at three-month LIBOR plus 0.12%. They are not redeemable prior to maturity and are not listed on any national securities exchange. Proceeds from the notes will be used to retire all of the $150 million of 2.70% senior notes due May 1, 2006 and all of the remaining $104.2 million of 6.95% subordinated notes due May 15, 2011 and redeemable May 15, 2006.

The Parent also has a program to issue short-term commercial paper. At March 31, 2006, outstanding commercial paper was $153.3 million. In addition, at March 31, 2006, the Parent had a secured revolving credit facility with a subsidiary bank totaling $40 million. No amount was outstanding on this facility at March 31, 2006.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At March 31, 2006, these core deposits, in aggregate, constituted 91.8% of consolidated deposits, compared with 92.3% of consolidated deposits at December 31, 2005. For the first three months of 2006, increases in deposits resulted in net cash inflows of $230.3 million.

The Federal Home Loan Bank (“FHLB”) system is also a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first three months of 2006, the activity in short-term FHLB borrowings resulted in a net cash outflow of approximately $14.5 million.

The Company uses asset securitizations to sell loans, which also provides an alternative source of funding for the subsidiaries and enhances flexibility in meeting their funding needs. During the first quarter of 2006, loan

ZIONS BANCORPORATION AND SUBSIDIARIES

sales (other than loans held for sale) provided $59.4 million in cash inflows and we expect that asset securitizations will continue to be a tool that we will use for liquidity management purposes.

At March 31, 2006, the Company managed approximately $3.2 billion of securitized assets that were originated or purchased by its subsidiary banks. Of these, approximately $2.0 billion were credit-enhanced by a third party insurance and held in Lockhart Funding, LLC, which is a qualifying special-purpose entity securities conduit and an important source of funding for the Company’s loans. Zions Bank provides a Liquidity Facility for a fee to Lockhart, which purchases floating-rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility, Zions Bank is required to purchase securities from Lockhart to provide funds for it to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption, as specified in the governing documents of Lockhart. In addition, pursuant to the governing documents, including the Liquidity Facility,  if  any  security  in  Lockhart  is  downgraded  below AA-,  Zions Bank must either 1) place its letter of credit on the security, 2) obtain a credit enhancement on the security from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of Zions Bank is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility.

At March 31, 2006, the book value of Lockhart’s securities portfolio was $5.2 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under this Liquidity Facility at March 31, 2006, December 31, 2005 or March 31, 2005. Lockhart is limited in size by program agreements, agreements with rating agencies and by the size of the Liquidity Facility.

As described in Note 2 of the Notes to Consolidated Financial Statements, the FASB has recently issued two accounting pronouncements that amend SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. These amendments and other proposals to further amend SFAS No. 140 may require changes to the operating activities of qualifying special-purpose entities and other aspects relating to the transfer of financial assets. As a result of these amendments and proposals, Lockhart’s operations may need to be modified to preserve its off-balance sheet status.

The Company’s investment activities can also provide or use cash. For the first three months of 2006, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $94.0 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For the first three months of 2006, loan growth resulted in a net cash outflow of $1.0 billion.

A more comprehensive discussion of our liquidity management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2005.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

To manage and minimize its operating risk, the Company has in place transactional documentation requirements, systems and procedures to monitor transactions and positions, regulatory compliance reviews, and periodic reviews by the Company’s internal audit and credit examination departments. In addition, reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. Further, we maintain contingency plans and systems for operations support in the event of natural or other disasters. We expect to continue efforts to improve the Company’s oversight of operational risk throughout 2006.

CAPITAL MANAGEMENT

The Company has a fundamental financial objective to consistently produce superior risk-adjusted returns on its shareholders’ capital. We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.

Total shareholders’ equity on March 31, 2006 was $4.3 billion, up 2.5% from $4.2 billion at December 31, 2005 and 53.9% from $2.8 billion at March 31, 2005 reflecting the Amegy acquisition. The Company’s capital ratios were as follows as of the dates indicated:

	March 31, 2006	December 31, 2005	March 31, 2005
Tangible common equity ratio	5.51%	5.28%	6.83%

Average common equity to average assets (three months ended)	10.13%	9.32%	8.87%

Risk-based capital ratios:
Tier 1 leverage	7.37%	8.16%	8.47%
Tier 1 risk-based capital	7.65%	7.52%	9.53%
Total risk-based capital	12.40%	12.23%	14.18%

The changes in the average common equity to average assets ratio and the Tier 1 leverage ratios for the quarter ended March 31, 2006 both mainly result from the Amegy acquisition. The averages used in determining the ratios for the quarter ended December 31, 2005 only included the impact of Amegy for one month since it was acquired in December 2005.

It is our belief that capital not considered necessary to support current and anticipated business should be returned to the Company’s shareholders through dividends and repurchases of its shares.

In July 2005, the Company announced that it had suspended the repurchase of shares of its common stock in conjunction with its acquisition of Amegy. The Company anticipates that the common stock buyback program will remain suspended until it achieves a tangible common equity ratio of at least 6.25%.

The Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. As of March 31, 2006, the Company and each of its banking subsidiaries, with the exception of NBA, met the “well capitalized” guidelines under regulatory standards. NBA did not meet the “well capitalized” guidelines due to an incorrect risk-weight category being assigned to certain loans. In April 2006, the Company brought NBA above the “well capitalized” level by structuring subordinated debt with the Parent.

ZIONS BANCORPORATION AND SUBSIDIARIES

Dividends per common share of $0.36 were paid in the first quarter of 2006 and 2005. For the three months ended March 31, 2006, the Company paid $38.1 million in common stock dividends compared to $32.6 million in the same period of 2005.

At its May 2006 meeting, the Company’s Board of Directors declared a dividend in the amount of $0.36 per share of common stock. The dividend is payable on May 24, 2006 to shareholders of record as of the close of business on May 10, 2006.

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

ITEM 1A.	RISK FACTORS

The Company believes there have been no significant changes in risk factors compared to the disclosures contained in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the first quarter of 2006:

ZIONS BANCORPORATION AND SUBSIDIARIES

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (2)
January	2,574	$80.00	–	$59,253,657
February	388	81.52	–	59,253,657
March	2,541	82.97	–	59,253,657

Quarter	5,503	81.48	–

(1) Includes 5,162 shares tendered for exercise of stock options.
(2) The Company has suspended the repurchase of shares in conjunction with the acquisition of Amegy Bancorporation, Inc.

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Restated Bylaws of Zions Bancorporation dated July 19, 2004, incorporated by reference to Exhibit 3.5 of Form 10-K dated December 31, 2004.	*

10.1	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated February 28, 2006 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

*Incorporated by reference

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIONS BANCORPORATION

/s/ HARRIS H. SIMMONS Harris H. Simmons, Chairman, President and Chief Executive Officer

/s/ DOYLE L. ARNOLD
Doyle L. Arnold, Vice Chairman and Chief Financial Officer

Date: May 10, 2006