Form 10-Q
period 2006-06-30
ZIONS BANCORPORATION /UT/
filed 2006-08-09
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 31, 2006	106,677,220 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2006	December 31, 2005	June 30, 2005
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,773,829	$1,706,590	$1,232,527
Money market investments:
Interest-bearing deposits	87,512	22,179	11,004
Federal funds sold	262,959	414,281	52,327
Security resell agreements	225,160	230,282	537,327
Investment securities:
Held to maturity, at cost (approximate market value $620,786, $642,258, and $651,936)	639,593	649,791	649,888
Available for sale, at market	5,086,840	5,305,859	3,972,829
Trading account, at market (includes $50,684, $43,444, and $102,916 transferred as collateral under repurchase agreements)	70,646	101,562	282,082

	5,797,079	6,057,212	4,904,799
Loans:
Loans held for sale	248,948	256,236	207,123
Loans and leases	32,576,017	29,996,022	23,718,150

	32,824,965	30,252,258	23,925,273
Less:
Unearned income and fees, net of related costs	142,630	125,322	103,710
Allowance for loan losses	348,475	338,399	281,428

Loans and leases, net of allowance	32,333,860	29,788,537	23,540,135
Other noninterest-bearing investments	993,379	938,515	698,968
Premises and equipment, net	574,154	564,745	409,488
Goodwill	1,881,256	1,887,588	638,933
Core deposit and other intangibles	177,692	199,166	51,397
Other real estate owned	16,024	19,966	11,070
Other assets	1,019,182	950,578	787,319

	$45,142,086	$42,779,639	$32,875,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$10,163,834	$9,953,833	$7,577,450
Interest-bearing:
Savings and money market	15,814,128	16,055,754	13,195,200
Time under $100,000	2,030,717	1,938,789	1,468,017
Time $100,000 and over	3,402,314	2,514,596	1,557,978
Foreign	1,843,217	2,179,436	599,890

	33,254,210	32,642,408	24,398,535
Securities sold, not yet purchased	27,388	64,654	291,353
Federal funds purchased	1,397,694	1,255,662	1,593,010
Security repurchase agreements	1,169,296	1,027,658	755,676
Other liabilities	789,222	592,599	544,691
Commercial paper	245,126	167,188	75,393
Federal Home Loan Bank advances and other borrowings:
One year or less	1,216,848	18,801	314,643
Over one year	133,450	234,488	227,039
Long-term debt	2,432,903	2,511,366	1,712,381

Total liabilities	40,666,137	38,514,824	29,912,721

Minority interest	28,619	27,551	24,665
Shareholders’ equity:
Capital stock:
Preferred stock, without par value; authorized 3,000,000 shares; issued and outstanding, none	–	–	–
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 106,611,731, 105,147,562, and 90,062,646 shares	2,218,711	2,156,732	961,510
Retained earnings	2,386,369	2,179,885	1,994,015
Accumulated other comprehensive loss	(148,327)	(83,043)	(12,905)
Deferred compensation	(9,423)	(16,310)	(4,712)

Total shareholders’ equity	4,447,330	4,237,264	2,937,908

	$45,142,086	$42,779,639	$32,875,294

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$591,139	$380,233	$1,133,923	$731,168
Interest on loans held for sale	4,055	2,618	8,101	4,221
Lease financing	4,496	4,023	8,626	8,089
Interest on money market investments	5,910	6,041	11,757	10,679
Interest on securities:
Held to maturity – taxable	2,209	1,833	4,424	3,638
Held to maturity – nontaxable	5,683	6,008	11,214	11,991
Available for sale – taxable	68,995	49,102	138,099	96,022
Available for sale – nontaxable	2,119	834	4,458	1,690
Trading account	1,995	5,044	4,069	11,079

Total interest income	686,601	455,736	1,324,671	878,577

Interest expense:
Interest on savings and money market deposits	97,131	49,236	183,754	89,972
Interest on time and foreign deposits	67,424	24,557	126,909	44,444
Interest on short-term borrowings	43,475	24,152	71,453	44,781
Interest on long-term debt	42,244	26,863	83,381	53,501

Total interest expense	250,274	124,808	465,497	232,698

Net interest income	436,327	330,928	859,174	645,879
Provision for loan losses	17,022	11,417	31,534	20,800

Net interest income after provision for loan losses	419,305	319,511	827,640	625,079

Noninterest income:
Service charges and fees on deposit accounts	41,414	31,406	81,452	62,188
Loan sales and servicing income	14,921	16,790	30,389	34,858
Other service charges, commissions and fees	43,718	28,132	83,649	54,785
Trust and investment management income	5,312	4,604	10,008	8,071
Income from securities conduit	8,492	8,617	16,898	17,436
Dividends and other investment income	9,946	7,436	19,155	15,444
Market making, trading and nonhedge derivative income	5,444	6,509	9,869	10,293
Equity securities losses, net	(1,764)	(2,778)	(1,214)	(4,165)
Fixed income securities gains (losses), net	5,156	(1,187)	5,407	146
Other	5,120	6,403	10,634	9,774

Total noninterest income	137,759	105,932	266,247	208,830

Noninterest expense:
Salaries and employee benefits	185,643	138,244	371,498	276,370
Occupancy, net	24,549	18,504	48,630	36,957
Furniture and equipment	22,737	16,260	45,741	32,179
Legal and professional services	9,005	7,967	17,514	16,217
Postage and supplies	8,646	6,798	16,361	13,286
Advertising	6,814	5,335	12,799	9,428
Impairment losses on long-lived assets	–	–	1,304	633
Restructuring charges	–	–	17	92
Merger related expense	8,906	–	15,713	–
Amortization of core deposit and other intangibles	10,692	3,696	21,385	7,129
Provision for unfunded lending commitments	(249)	1,042	(528)	2,713
Other	56,533	44,200	107,297	86,279

Total noninterest expense	333,276	242,046	657,731	481,283

Income before income taxes and minority interest	223,788	183,397	436,156	352,626
Income taxes	78,821	66,330	154,079	126,079
Minority interest	(343)	(1,743)	(866)	(2,497)

Net income	$145,310	$118,810	$282,943	$229,044

Weighted average shares outstanding during the period:
Basic shares	106,001	89,846	105,738	89,861
Diluted shares	107,883	91,610	107,867	91,596

Net income per common share:
Basic	$1.37	$1.32	$2.68	$2.55
Diluted	1.35	1.30	2.62	2.50

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Total shareholders’ equity
Balance, December 31, 2005	$2,156,732	$2,179,885	$(83,043)	$(16,310)	$4,237,264
Comprehensive income:
Net income for the period		282,943			282,943
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests			(31,281)
Foreign currency translation			543
Reclassification for net realized gains on investments recorded in operations			(1,456)
Net unrealized losses on derivative instruments			(33,090)

Other comprehensive loss			(65,284)		(65,284)

Total comprehensive income					217,659
Stock redeemed and retired	(1,338)				(1,338)
Net stock options exercised	63,449				63,449
Reversal of deferred compensation, adoption of SFAS 123R	(11,111)			11,111	–
Share-based compensation	10,979				10,979
Cash dividends – common, $.72 per share		(76,459)			(76,459)
Change in deferred compensation				(4,224)	(4,224)

Balance, June 30, 2006	$2,218,711	$2,386,369	$(148,327)	$(9,423)	$4,447,330

Balance, December 31, 2004	$972,065	$1,830,064	$(7,932)	$(4,218)	$2,789,979
Comprehensive income:
Net income for the period		229,044			229,044
Other comprehensive loss, net of tax:
Net realized and unrealized holding gains on investments and retained interests			2,790
Foreign currency translation			(1,123)
Reclassification for net realized gains on investments recorded in operations			(153)
Net unrealized losses on derivative instruments			(6,487)

Other comprehensive loss			(4,973)		(4,973)

Total comprehensive income					224,071
Stock redeemed and retired	(80,058)				(80,058)
Net stock options exercised and restricted stock issued	69,503				69,503
Cash dividends – common, $.72 per share		(65,093)			(65,093)
Change in deferred compensation				(494)	(494)

Balance, June 30, 2005	$961,510	$1,994,015	$(12,905)	$(4,712)	$2,937,908

Total comprehensive income for the three months ended June 30, 2006 and 2005 was $120,082 and $156,629, respectively.

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 145,310	$ 118,810	$ 282,943	$229,044
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment losses on long lived assets	–	–	1,304	633
Provision for loan losses	17,022	11,417	31,534	20,800
Depreciation of premises and equipment	19,376	14,755	39,348	29,442
Amortization	12,967	9,195	25,007	17,055
Deferred income tax expense (benefit)	8,905	(10,525)	95	(19,675)
Share-based compensation	6,081	418	10,979	455
Excess tax benefits from share-based compensation	(7,863)	–	(13,045)	–
Loss allocated to minority interest	(343)	(1,743)	(866)	(2,497)
Equity securities losses, net	1,764	2,778	1,214	4,165
Fixed income securities losses (gains), net	(5,156)	1,187	(5,407)	(146)
Net decrease in trading securities	81,278	21,387	30,916	7,988
Principal payments on and proceeds from sales of loans held for sale	333,884	248,032	613,007	459,323
Additions to loans held for sale	(263,367)	(259,207)	(590,059)	(459,492)
Net gains on sales of loans, leases and other assets	(8,247)	(9,840)	(17,125)	(21,364)
Net increase in cash surrender value of bank owned life insurance	(6,487)	(4,371)	(12,739)	(9,209)
Undistributed earnings of affiliates	(1,339)	(2,215)	(2,942)	(4,467)
Change in accrued income taxes	(58,740)	(58,113)	15,362	5,733
Change in accrued interest receivable	(14,904)	(12,941)	(9,993)	(4,650)
Change in other assets	(205,251)	59,046	(140,371)	1,273
Change in other liabilities	178,335	(14,341)	167,615	113,903
Change in accrued interest payable	(1,680)	(3,932)	12,383	2,199
Other, net	12,351	3,602	17,620	4,208

Net cash provided by operating activities	243,896	113,399	456,780	374,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	(106,521)	(594)	91,111	(7,571)
Proceeds from maturities of investment securities held to maturity	23,662	18,201	60,642	55,450
Purchases of investment securities held to maturity	(18,873)	(32,243)	(50,276)	(63,539)
Proceeds from sales of investment securities available for sale	1,110,847	222,515	2,024,286	656,272
Proceeds from maturities of investment securities available for sale	489,888	513,732	1,148,528	966,872
Purchases of investment securities available for sale	(1,516,665)	(691,791)	(3,000,346)	(1,407,518)
Proceeds from sales of loans and leases	82,553	120,323	141,970	219,095
Net increase in loans and leases	(1,720,493)	(983,796)	(2,762,339)	(1,433,255)
Net increase in other noninterest-bearing investments	(13,431)	(1,460)	(37,874)	(993)
Proceeds from sales of premises and equipment	2,699	518	4,855	1,988
Purchases of premises and equipment	(31,117)	(17,868)	(54,683)	(32,751)
Proceeds from sales of other real estate owned	20,351	5,509	24,908	10,552
Net cash paid for net liabilities on branches sold	–	(16,076)	–	(16,076)

Net cash used in investing activities	(1,677,100)	(863,030)	(2,409,218)	(1,051,474)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$381,502	$543,297	$611,802	$1,130,124
Net change in short-term funds borrowed	1,262,756	399,943	1,522,389	13,710
Proceeds from FHLB advances and other borrowings over one year	–	–	150	–
Payments on FHLB advances and other borrowings over one year	(593)	(556)	(101,188)	(1,113)
Proceeds from issuance of long-term debt	250,000	–	250,000	–
Payments on long-term debt	(254,156)	–	(254,156)	–
Proceeds from issuance of common stock	14,438	36,502	55,432	60,712
Payments to redeem common stock	(1,310)	(49,988)	(1,338)	(80,058)
Excess tax benefits from share-based compensation	7,863	–	13,045	–
Dividends paid	(38,324)	(32,522)	(76,459)	(65,093)

Net cash provided by financing activities	1,622,176	896,676	2,019,677	1,058,282

Net increase in cash and due from banks	188,972	147,045	67,239	381,529
Cash and due from banks at beginning of period	1,584,857	1,085,482	1,706,590	850,998

Cash and due from banks at end of period	$1,773,829	$1,232,527	$1,773,829	$1,232,527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$251,212	$129,485	$451,620	$228,034
Income taxes	143,415	133,675	150,570	134,033
Noncash items:
Loans transferred to other real estate owned	9,584	6,250	17,851	10,494

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2006

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

Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2005 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company provides a full range of banking and related services through banking subsidiaries in ten states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”), in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). Amegy was acquired effective December 3, 2005 as discussed in Note 3. TCBO was opened in October 2005 and is not expected to have a material effect on consolidated operations for several years.

2.    OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes that a tax position must meet a minimum more-likely-than-not threshold before it can be recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, FIN 48 removes income taxes from the scope of Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for calendar year-end companies. Management is currently evaluating the impact this Interpretation may have on the Company’s financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require evaluation of all interests in securitized financial assets under SFAS 133, eliminating a previous exemption under SFAS 133 for such financial instruments. Entities must now distinguish interests that are freestanding derivatives, hybrid financial instruments containing embedded derivatives requiring bifurcation, or hybrid financial instruments containing embedded derivatives that do not require bifurcation. In addition, the Statement permits fair value remeasurement for any hybrid instrument (on an instrument-by-instrument basis) that contains an embedded derivative that would otherwise require bifurcation. The Statement also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by eliminating the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

In general, both Statements are effective as of the beginning of an entity’s fiscal year after September 15, 2006, or January 1, 2007 for calendar year-end companies. Management is evaluating the impact these Statements may have on the Company’s financial statements.

The Company’s adoption of SFAS No. 123R, Share-Based Payment, is discussed in Note 6.

3.    MERGER AND ACQUISITION ACTIVITY

Effective December 3, 2005, we acquired 100% of the outstanding stock of Amegy Bancorporation, Inc. headquartered in Houston, Texas. The tax-free merger included the formation of a new holding company, Amegy Corporation (“Amegy”), which became a wholly-owned subsidiary of the Company. The merger expands the Company’s banking presence into Texas. Amegy’s results of operations for the month of December 2005 and for the six months ended June 30, 2006 were included with the Company’s results of operations.

Details of the merger, including the allocation of the purchase price, are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The allocation of the purchase price is subject to change when the determination of Amegy’s asset and liability values is finalized within one year from the merger date. As of June 30, 2006, the allocation had not changed from December 31, 2005.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following unaudited pro forma condensed combined financial information presents the Company’s results of operations assuming the merger had taken place as of January 1, 2005. Also shown for comparative purposes are the historical results of operations for the Company without Amegy (in thousands, except per share amounts):

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Pro forma combined	Zions historical without Amegy	Pro forma combined	Zions historical without Amegy
Net interest income	$388,636	$330,928	$761,037	$645,879
Provision for loan losses	12,917	11,417	25,400	20,800
Noninterest income	137,279	105,932	268,729	208,830
Noninterest expense	315,683	242,046	623,783	481,283
Income before income taxes and minority interest	197,315	183,397	380,583	352,626
Net income	130,009	118,810	250,909	229,044

Net income per common share:
Basic	$1.25	$1.32	$2.41	$2.55
Diluted	1.22	1.30	2.35	2.50

Weighted average shares outstanding during the period:
Basic	104,198	89,846	104,213	89,861
Diluted	106,621	91,610	106,582	91,596

Merger related expenses for this merger of $8.9 million and $15.7 million for the three- and six-month periods ended June 30, 2006 consisted of systems integration and related charges of $5.9 million and $10.1 million, and severance and other employee-related costs of $3.0 million and $5.6 million, respectively.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Amegy accrued as of the date of merger approximately $15.2 million of liabilities from purchase accounting adjustments for certain exit and termination costs. These costs consisted of employee-related costs of $12.2 million and other exit costs of $3.0 million. As of June 30, 2006, Amegy had paid approximately $10.5 million of these costs.

4.    LONG-TERM DEBT

On March 31, 2006, we filed an “automatic shelf registration statement” with the Securities and Exchange Commission (“SEC”) as a “well-known seasoned issuer” under their revised rules effective December 1, 2005 with respect to the registration, communications and offering processes under the Securities Act of 1933. The shelf registration replaced a previous shelf registration and covers securities of the Company, Zions Capital Trust C and Zions Capital Trust D.

On April 27, 2006, under the new shelf registration, we issued $250 million of floating rate senior notes due April 15, 2008. The notes require quarterly interest payments at three-month LIBOR plus 0.12%. They are not redeemable prior to maturity and are not listed on any national securities exchange. Proceeds from the notes were used to retire all of the $150 million of 2.70% senior notes due May 1, 2006 and all of the remaining $104.2 million of 6.95% subordinated notes due May 15, 2011 and redeemable May 15, 2006.

ZIONS BANCORPORATION AND SUBSIDIARIES

5.    SHAREHOLDERS’ EQUITY

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized losses on derivative instruments	Minimum pension liability	Total
Six Months Ended June 30, 2006:
Balance, December 31, 2005	$(10,772)	$(50,264)	$(22,007)	$(83,043)
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses during the period, net of income tax benefit of $19,376	(31,281)			(31,281)
Foreign currency translation	543			543
Reclassification for net realized gains recorded in operations, net of income tax expense of $902	(1,456)			(1,456)
Net unrealized losses on derivative instruments, net of reclassification to operations of $(11,252) and income tax benefit of $21,988		(33,090)		(33,090)

Other comprehensive loss	(32,194)	(33,090)	–	(65,284)

Balance, June 30, 2006	$(42,966)	$(83,354)	$(22,007)	$(148,327)

Six Months Ended June 30, 2005:
Balance, December 31, 2004	$19,774	$(9,493)	$(18,213)	$(7,932)
Other comprehensive loss, net of tax:
Net realized and unrealized holding gains during the period, net of income tax expense of $1,728	2,790			2,790
Foreign currency translation	(1,123)			(1,123)
Reclassification for net realized gains recorded in operations, net of income tax expense of $94	(153)			(153)
Net unrealized losses on derivative instruments, net of reclassification to operations of $10,832 and income tax benefit of $4,074		(6,487)		(6,487)

Other comprehensive income (loss)	1,514	(6,487)	–	(4,973)

Balance, June 30, 2005	$21,288	$(15,980)	$(18,213)	$(12,905)

6.    SHARE-BASED COMPENSATION

We have a stock option and incentive plan which allows us to grant stock options and restricted stock to employees and nonemployee directors. The total shares authorized under the plan are 8,900,000 of which 6,604,869 shares are available for future grant as of June 30, 2006.

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

The adoption of SFAS 123R, compared to the previous accounting for share-based compensation under APB 25, reduced the Company’s income before income taxes and minority interest and net income along with the related basic and diluted per common share amounts as follows (in thousands, except per share amounts):

	June 30, 2006
	Three Months Ended	Six Months Ended
Reduction in:
Income before income taxes and minority interest	$4,147	$8,066
Net income	2,756	5,570

Net income per common share:
Basic	$0.03	$0.05
Diluted	0.03	0.05

As required by SFAS 123R, upon adoption, we reversed $11.1 million of unearned compensation related to restricted stock from deferred compensation and common stock.

The impact on net income and net income per common share if we had applied the provisions of SFAS 123 to stock options for the three- and six-month periods ended June 30, 2005 was as follows (in thousands, except per share amounts):

	June 30, 2005
	Three Months Ended	Six Months Ended
Net income, as reported	$118,810	$229,044
Deduct: Total share-based compensation expense determined under fair value based method for stock options, net of related tax effects	(1,991)	(4,454)

Pro forma net income	$116,819	$224,590

Net income per common share:
Basic – as reported	$1.32	$2.55
Basic – pro forma	1.30	2.50

Diluted – as reported	1.30	2.50
Diluted – pro forma	1.28	2.45

ZIONS BANCORPORATION AND SUBSIDIARIES

We classify all share-based awards as equity instruments and recognize the vesting of the awards ratably over their respective terms. As of June 30, 2006, compensation expense not yet recognized for nonvested share-based awards was approximately $55.2 million, which is expected to be recognized over a weighted average period of 1.4 years.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense resulting from the exercise of share-based awards to be reported as a financing cash flow. For the three- and six month periods ended June 30, 2006, this requirement reduced net operating cash flows and increased net financing cash flows by approximately $7.9 million and $13.0 million, respectively.

Stock Options

Options granted to employees vest at the rate of one third each year and expire seven years after the date of grant. Options granted to non employee directors are exercisable in increments from six months to three and a half years and expire ten years after the date of grant.

In 2005, we discontinued our broad-based employee stock option plan under which options were made available to substantially all employees; however, existing options continue to vest at the rate of one third each year and expire four years after the date of grant.

For the three- and six-month periods ended June 30, 2006, the additional compensation expense of $4.1 million and $8.1 million, respectively, for stock options under SFAS 123R is included in salaries and employee benefits in the statements of income with the corresponding increase to shareholders’ equity included in common stock. The related tax benefit recognized as a reduction of income tax expense was $1.4 million and $2.5 million, respectively, for the same periods.

During the three- and six-month periods ended June 30, 2006, the amount of cash received from the exercise of stock options was $14.4 million and $55.4 million, respectively, and the tax benefit realized as a reduction of income taxes payable was $5.2 million and $14.4 million, respectively. Of these amounts, $3.0 million and $6.4 million reduced goodwill for the tax benefit of vested share-based awards converted in the Amegy acquisition that were exercised during the three- and six-month periods, and $2.2 million and $8.0 million, respectively, were included in common stock as part of net stock options exercised.

Compensation expense was determined from the estimates of fair values of stock options granted using the Black-Scholes option-pricing model. The following significant assumptions were used for options granted during the three months ended June 30, 2006:

Weighted average of fair value for options granted	$15.02
Weighted average assumptions used:
Expected dividend yield	2.0%
Expected volatility	18.0%
Risk-free interest rate	4.96%
Expected life (in years)	4.1

No stock options were granted during the three months ended March 31, 2006. The methodology used to estimate the fair values of stock options is consistent with the estimates used for the pro forma presentation in periods prior to the adoption of SFAS 123R. The preceding assumptions reflect management’s judgment and include consideration of historical experience. The risk-free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes our stock option activity for the six months ended June 30, 2006:

	Number of shares	Weighted average exercise price
Balance at December 31, 2005	7,497,566	$52.79
Granted	977,024	81.14
Exercised	(1,155,141)	48.81
Expired	(24,671)	51.64
Forfeited	(59,339)	59.97

Balance at June 30, 2006	7,235,439	57.19

Outstanding options exercisable as of June 30, 2006	4,748,241	$50.14

We issue new authorized shares for the exercise of stock options. During the three- and six-month periods ended June 30, 2006, the total intrinsic value of options exercised was approximately $8.3 million and $36.4 million, respectively.

Additional selected information on stock options at June 30, 2006 follows:

	Outstanding options			Exercisable options
Exercise price range	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of shares	Weighted average exercise price
$ 0.32 to $ 19.99	96,878	$12.03	1.1 (1)	96,878	$12.03
$ 20.00 to $ 39.99	191,305	27.77	2.8	191,305	27.77
$ 40.00 to $ 44.99	1,429,342	42.22	3.0	1,430,146	42.22
$ 45.00 to $ 49.99	397,394	48.28	4.9	390,394	48.27
$ 50.00 to $ 54.99	1,113,240	53.72	2.9	1,108,356	53.72
$ 55.00 to $ 59.99	1,712,404	56.95	4.9	1,038,065	57.00
$ 60.00 to $ 64.99	211,605	61.51	3.1	87,742	61.90
$ 65.00 to $ 69.99	210,897	67.28	6.9	146,210	67.45
$ 70.00 to $ 74.99	781,474	70.86	6.0	257,437	70.88
$ 75.00 to $ 82.92	1,090,900	80.59	6.9	1,708	75.58

	7,235,439	57.19	4.5 (1)	4,748,241	50.14

(1)	The weighted average remaining contractual life excludes 35,023 stock options which expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

For outstanding options at June 30, 2006, the aggregate intrinsic value was $154.7 million. For exercisable options at June 30, 2006, the aggregate intrinsic value was $133.1 million and the weighted average remaining contractual life was 3.9 years.

Restricted Stock

Restricted stock granted vests over four years. During the vesting period, the holder has full voting rights and receives dividend equivalents. For the three- and six-month periods ended June 30, 2006, compensation expense recognized for issuances of restricted stock and included in salaries and employee benefits in the

ZIONS BANCORPORATION AND SUBSIDIARIES

statement of income was $1.9 million and $2.9 million, respectively. Amounts for the corresponding periods in 2005 were $0.4 million and $0.5 million, respectively. The corresponding increase to shareholders’ equity was included in common stock. Compensation expense was determined based on the number of restricted shares granted and the market price of our common stock at the grant date.

The following summarizes our restricted stock activity for the six months ended June 30, 2006:

	Number of shares	Weighted average grant price
Nonvested restricted shares at December 31, 2005	203,983	$68.99
Granted	279,625	80.16
Vested	(46,865)	70.98
Forfeited	(9,113)	72.44

Nonvested restricted shares at June 30, 2006	427,630	77.11

The total fair value of restricted stock vesting during the three- and six-month periods ended June 30, 2006 was $3.3 million and $3.4 million, respectively. Amounts for the corresponding periods in 2005 were not significant.

7.    GUARANTEES

The following are guarantees issued by the Company (in thousands):

	June 30, 2006	December 31, 2005
Standby letters of credit:
Financial	$1,072,389	$1,015,019
Performance	301,295	240,763

	$1,373,684	$1,255,782

The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 contains further information on the nature of these letters of credit along with their terms and collateral requirements. At June 30, 2006, the carrying value recorded by the Company as a liability for these guarantees was $4.8 million.

Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.

As of June 30, 2006, the Parent has guaranteed approximately $476.1 million of debt issued by affiliated trusts issuing trust preferred securities. The trusts and related trust preferred securities are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Zions Bank provides a liquidity facility (“Liquidity Facility”) for a fee to Lockhart Funding, LLC (“Lockhart”), a QSPE securities conduit. Lockhart purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility contract, Zions Bank is required to purchase securities from Lockhart to provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Pursuant to the

ZIONS BANCORPORATION AND SUBSIDIARIES

governing documents, including the liquidity agreement, if any security in Lockhart is downgraded below AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain credit enhancement from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of Zions Bank is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility commitment. At June 30, 2006, the book value of Lockhart’s securities portfolio was $5.0 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under the Liquidity Facility at June 30, 2006.

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

8.    RETIREMENT PLANS

The following disclosures are required for interim financial statements by SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits (in thousands):

	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$129	$133	$32	$29	$258	$286	$64	$60
Interest cost	2,148	1,990	86	86	4,300	4,269	172	175
Expected return on plan assets	(2,588)	(2,428)	–	–	(5,180)	(5,209)	–	–
Amortization of net actuarial (gain) loss	491	336	(67)	(86)	983	720	(134)	(175)

Net periodic benefit cost	$180	$31	$51	$29	$361	$66	$102	$60

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, we expect to contribute $634 thousand in 2006 to meet estimated benefit payments to participants in our postretirement health and welfare plan. As of June 30, 2006, we have contributed $317 thousand of this amount and expect to contribute the remaining portion during the rest of 2006. We do not expect to make any contributions to the pension plan in 2006 and have not done so as of June 30, 2006. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, participation and benefit accruals for the pension plan were frozen effective January 1, 2003.

9.    OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of June 30, 2006, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 112 branches in Utah and 24 in Idaho. CB&T operates 91 branches in California. Amegy operates 77 branches in Texas. NBA operates 53 branches in Arizona. NSB operates 72 branches in Nevada. Vectra operates 38 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. The operating segment identified as “Other” includes the Parent, certain nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO, and eliminations of transactions between segments. Results for Amegy only include the three- and six month periods ended June 30, 2006.

ZIONS BANCORPORATION AND SUBSIDIARIES

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

The following table presents selected operating segment information for the three months ended June 30, 2006 and 2005:

	Zions Bank		CB&T		Amegy		NBA		NSB
(In millions)	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$114.2	$102.2	$119.3	$110.3	$76.2		$54.0	$44.9	$51.0	$40.3
Hedge income recorded directly at subsidiary	(0.6)	0.8	(1.0)	0.9	(0.2)		(0.7)	0.5	(0.9)	0.4
Allocated hedge income	0.1	(0.1)	–	–	–		–	–	–	–

Net interest income	113.7	102.9	118.3	111.2	76.0		53.3	45.4	50.1	40.7
Provision for loan losses	8.0	6.9	4.0	1.0	0.3		1.8	2.1	2.4	0.5

Net interest income after provision for loan losses	105.7	96.0	114.3	110.2	75.7		51.5	43.3	47.7	40.2
Noninterest income	62.5	68.1	20.0	18.8	28.3		6.1	4.9	7.5	7.8
Noninterest expense	103.5	95.3	62.0	60.8	72.7		26.5	24.8	28.0	26.4

Income before income taxes and minority interest	64.7	68.8	72.3	68.2	31.3		31.1	23.4	27.2	21.6
Income tax expense (benefit)	21.5	23.4	29.3	27.6	9.8		12.3	9.2	9.4	7.4
Minority interest	(0.1)	–	–	–	–		–	–	–	–

Net income (loss)	$43.3	$45.4	$43.0	$40.6	$21.5		$18.8	$14.2	$17.8	$14.2

AVERAGE BALANCE SHEET DATA
Assets	$13,734	$12,418	$11,109	$10,108	$9,123		$4,380	$3,804	$3,935	$3,479
Net loans and leases	9,182	8,294	8,028	7,127	5,575		3,858	3,293	3,169	2,678
Deposits	9,682	8,309	8,387	8,418	6,414		3,524	3,223	3,280	3,028
Shareholder’s equity	857	772	1,114	1,038	1,793		309	278	248	224

	Vectra		TCBW		Other		Consolidated Company
(In millions)	2006	2005	2006	2005	2006	2005	2006	2005
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$25.2	$21.8	$8.5	$7.4	$(6.1)	$0.4	$442.3	$327.3
Hedge income recorded directly at subsidiary	(1.4)	0.5	(0.5)	–	(0.7)	0.5	(6.0)	3.6
Allocated hedge income	(0.1)	0.1	–	–	–	–	–	–

Net interest income	23.7	22.4	8.0	7.4	(6.8)	0.9	436.3	330.9
Provision for loan losses	0.6	0.6	(0.2)	0.3	0.1	–	17.0	11.4

Net interest income after provision for loan losses	23.1	21.8	8.2	7.1	(6.9)	0.9	419.3	319.5
Noninterest income	5.9	6.8	0.5	0.4	7.0	(0.9)	137.8	105.9
Noninterest expense	21.6	21.5	3.4	3.1	15.6	10.2	333.3	242.1

Income before income taxes and minority interest	7.4	7.1	5.3	4.4	(15.5)	(10.2)	223.8	183.3
Income tax expense (benefit)	2.7	2.5	1.8	1.3	(8.0)	(5.1)	78.8	66.3
Minority interest	–	–	–	–	(0.2)	(1.8)	(0.3)	(1.8)

Net income (loss)	$4.7	$4.6	$3.5	$3.1	$(7.3)	$(3.3)	$145.3	$118.8

AVERAGE BALANCE SHEET DATA
Assets	$2,329	$2,296	$794	$777	$(1,621)	$(371)	$43,783	$32,511
Net loans and leases	1,600	1,480	412	369	76	90	31,900	23,331
Deposits	1,627	1,565	459	424	(1,198)	(1,179)	32,175	23,788
Shareholder’s equity	296	318	52	50	(254)	197	4,415	2,877

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the six months ended June 30, 2006 and 2005:

	Zions Bank		CB&T		Amegy		NBA		NSB
(In millions)	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$222.0	$196.5	$239.7	$217.6	$150.4		$105.7	$86.5	$98.1	$79.2
Hedge income recorded directly at subsidiary	(1.0)	2.9	(3.7)	2.9	–		(0.8)	0.9	(1.2)	0.9
Allocated hedge income	0.1	(1.2)	–	–	–		–	0.3	–	0.1

Net interest income	221.1	198.2	236.0	220.5	150.4		104.9	87.7	96.9	80.2
Provision for loan losses	13.9	13.7	6.5	2.5	2.3		2.6	2.9	4.9	0.5

Net interest income after provision for loan losses	207.2	184.5	229.5	218.0	148.1		102.3	84.8	92.0	79.7
Noninterest income	124.3	131.4	38.3	37.6	55.9		12.0	10.5	14.8	15.7
Noninterest expense	201.3	188.0	124.0	123.3	140.2		51.5	47.7	55.2	51.1

Income before income taxes and minority interest	130.2	127.9	143.8	132.3	63.8		62.8	47.6	51.6	44.3
Income tax expense (benefit)	43.7	42.1	58.4	53.4	19.8		24.8	19.0	17.9	15.3
Minority interest	(0.1)	(0.1)	–	–	–		–	–	–	–

Net income (loss)	$86.6	$85.9	$85.4	$78.9	$44.0		$38.0	$28.6	$33.7	$29.0

AVERAGE BALANCE SHEET DATA
Assets	$13,330	$12,301	$10,994	$10,129	$9,170		$4,307	$3,726	$3,815	$3,429
Net loans and leases	8,931	8,134	7,899	7,109	5,488		3,791	3,212	3,034	2,622
Deposits	9,509	8,190	8,461	8,360	6,515		3,550	3,171	3,236	2,992
Shareholder’s equity	844	761	1,103	1,042	1,786		306	274	244	225

	Vectra		TCBW		Other		Consolidated Company
(In millions)	2006	2005	2006	2005	2006	2005	2006	2005
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$49.2	$42.1	$17.5	$14.0	$(12.2)	$(0.8)	$870.4	$635.1
Hedge income recorded directly at subsidiary	(2.3)	1.6	(0.8)	0.2	(1.5)	1.4	(11.3)	10.8
Allocated hedge income	(0.1)	0.6	–	0.2	–	–	–	–

Net interest income	46.8	44.3	16.7	14.4	(13.7)	0.6	859.1	645.9
Provision for loan losses	0.8	0.6	0.4	0.6	0.1	–	31.5	20.8

Net interest income after provision for loan losses	46.0	43.7	16.3	13.8	(13.8)	0.6	827.6	625.1
Noninterest income	12.7	13.5	0.9	0.8	7.3	(0.7)	266.2	208.8
Noninterest expense	43.1	43.3	6.8	6.2	35.6	21.7	657.7	481.3

Income before income taxes and minority interest	15.6	13.9	10.4	8.4	(42.1)	(21.8)	436.1	352.6
Income tax expense (benefit)	5.7	4.9	3.4	2.6	(19.6)	(11.2)	154.1	126.1
Minority interest	–	–	–	–	(0.8)	(2.4)	(0.9)	(2.5)

Net income (loss)	$9.9	$9.0	$7.0	$5.8	$(21.7)	$(8.2)	$282.9	$229.0

AVERAGE BALANCE SHEET DATA
Assets	$2,305	$2,291	$794	$751	$(1,497)	$(444)	$43,218	$32,183
Net loans and leases	1,568	1,464	405	372	72	92	31,188	23,005
Deposits	1,607	1,565	454	423	(1,232)	(1,194)	32,100	23,507
Shareholder’s equity	298	320	51	50	(264)	179	4,368	2,851

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

(In thousands, except per share and ratio data)	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change

EARNINGS
Taxable-equivalent net interest income	$442,261	$336,088	31.59%	$871,085	$656,208	32.75%
Taxable-equivalent revenue	580,020	442,020	31.22%	1,137,332	865,038	31.48%
Net interest income	436,327	330,928	31.85%	859,174	645,879	33.02%
Noninterest income	137,759	105,932	30.04%	266,247	208,830	27.49%
Provision for loan losses	17,022	11,417	49.09%	31,534	20,800	51.61%
Noninterest expense	333,276	242,046	37.69%	657,731	481,283	36.66%
Income before income taxes and minority interest	223,788	183,397	22.02%	436,156	352,626	23.69%
Income taxes	78,821	66,330	18.83%	154,079	126,079	22.21%
Minority interest	(343)	(1,743)	(80.32)%	(866)	(2,497)	(65.32)%
Net income	145,310	118,810	22.30%	282,943	229,044	23.53%

PER COMMON SHARE
Net income (diluted)	1.35	1.30	3.85%	2.62	2.50	4.80%
Dividends	0.36	0.36	–	0.72	0.72	–
Book value				41.72	32.62	27.90%

SELECTED RATIOS
Return on average assets	1.33%	1.47%		1.32%	1.44%
Return on average common equity	13.20%	16.56%		13.06%	16.20%
Efficiency ratio	57.46%	54.76%		57.83%	55.64%
Net interest margin	4.64%	4.60%		4.66%	4.57%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

(In thousands, except share and ratio data)	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
AVERAGE BALANCES
Total assets	$43,782,622	$32,510,692	34.67%	$43,217,571	$32,182,658	34.29%
Securities	5,876,065	5,091,552	15.41%	5,974,333	5,141,496	16.20%
Net loans and leases	31,900,053	23,330,670	36.73%	31,188,372	23,004,945	35.57%
Goodwill	1,884,192	638,932	194.90%	1,885,862	640,758	194.32%
Core deposit and other intangibles	185,281	53,011	249.51%	190,885	54,822	248.19%
Total deposits	32,175,202	23,787,985	35.26%	32,099,667	23,507,308	36.55%
Core deposits (1)	29,303,520	22,248,291	31.71%	29,378,174	22,044,385	33.27%
Minority interest	28,486	24,726	15.21%	28,355	24,787	14.39%
Shareholders’ equity	4,414,775	2,877,374	53.43%	4,368,301	2,851,269	53.21%

Weighted average common and common-equivalent shares outstanding	107,883,374	91,610,296	17.76%	107,866,829	91,596,314	17.76%

AT PERIOD END
Total assets				$45,142,086	$32,875,294	37.31%
Securities				5,797,079	4,904,799	18.19%
Net loans and leases				32,682,335	23,821,563	37.20%
Sold loans being serviced (2)				3,003,101	2,910,182	3.19%
Allowance for loan losses				348,475	281,428	23.82%
Allowance for unfunded lending commitments				17,592	15,395	14.27%
Goodwill				1,881,256	638,933	194.44%
Core deposit and other intangibles				177,692	51,397	245.72%
Total deposits				33,254,210	24,398,535	36.30%
Core deposits (1)				29,851,896	22,840,557	30.70%
Minority interest				28,619	24,665	16.03%
Shareholders’ equity				4,447,330	2,937,908	51.38%

Common shares outstanding				106,611,731	90,062,646	18.38%

Average equity to average assets	10.08%	8.85%		10.11%	8.86%
Common dividend payout	26.37%	27.37%		27.02%	28.42%
Tangible common equity ratio				5.54%	6.98%
Nonperforming assets				73,475	73,680	(0.28)%
Accruing loans past due 90 days or more				29,434	13,183	123.27%
Nonperforming assets to net loans and leases and other real estate owned at period end				0.22%	0.31%

(1)	Amount consists of total deposits excluding time deposits $100,000 and over.
(2)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the 2005 Annual Report on Form 10-K of Zions Bancorporation filed with the Securities and Exchange Commission (“SEC”) and available at the SEC’s Internet site (http://www.sec.gov).

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, except as noted below.

Note 6 of the Notes to Consolidated Financial Statements discusses the Company’s adoption on January 1, 2006 of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. The Company adopted SFAS 123R using the “modified prospective” transition method and did not restate results of operations for prior periods. Rather, the Company presented the pro forma effect on operations as if it had adopted the provisions of SFAS 123.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted under SFAS 123R and for the pro forma presentations in prior periods. Use of the assumptions described in Note 6 is subjective and requires judgment. The adoption of SFAS 123R decreased income before income taxes and minority interest and net income by approximately $4.1 million and $2.8 million, respectively, for the three months ended June 30, 2006, or $0.03 per diluted share, and $8.1 million and $5.6 million, respectively for the six months ended June 30, 2006, or $0.05 per diluted share. The Company currently estimates that the adoption of SFAS 123R will reduce 2006 pretax income by approximately $17 million. In 2005, the Company began granting shares of restricted stock in connection with the adoption of a new stock option and incentive plan. During the second quarter of 2006, the Company granted 977,024 stock options and 219,000 shares of restricted stock.

RESULTS OF OPERATIONS

As previously disclosed, the Company completed its acquisition of Amegy Bancorporation, Inc. in December 2005. All comparisons to 2005 periods reflect the effects of the Amegy acquisition.

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “Zions,” “the Company,” “we,” “our”) reported net income of $145.3 million, or $1.35 per diluted share for the second quarter of 2006 compared with $118.8 million, or $1.30 per diluted share for the second quarter of 2005. The annualized return on average assets was 1.33% in the second quarter of 2006 compared to 1.47% in the second quarter of 2005. For the same comparative periods, the annualized return on average common equity was 13.20% compared to 16.56%. In addition, the efficiency ratio, which is defined as the percentage of noninterest expenses to taxable-equivalent revenue, was 57.5% compared to 54.8% for the second quarter of 2005.

Net income for the first six months of 2006 was $282.9 million or $2.62 per diluted share, compared to $229.0 million or $2.50 per diluted share for the first six months of 2005. For the first six months of 2006, the annualized return on average assets was 1.32% compared to 1.44% for the same period of 2005. For the same comparative periods, the annualized return on average common equity was 13.06% compared to 16.20%. The efficiency ratio for the first six months was 57.8% compared to 55.6% for 2005.

ZIONS BANCORPORATION AND SUBSIDIARIES

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the second quarter of 2006 increased 31.6% to $442.3 million compared with $336.1 million for the comparable period of 2005. The increase reflects the acquisition of Amegy, growth in both loans and deposits coupled with the effect of an increase in the net interest margin. For the first six months of 2006, net interest income on a fully taxable-equivalent basis was $871.1 million, an increase of 32.7% compared to $656.2 million in 2005. The incremental tax rate used for calculating all taxable-equivalent adjustments is 35% for all periods presented.

Although taxable-equivalent net interest income increased sequentially in the second quarter of 2006, the Company’s net interest margin was 4.64% for the second quarter of 2006, compared to 4.69% for the first quarter of 2006 and 4.60% for the second quarter of 2005. The decreased net interest margin for the second quarter of 2006 resulted mainly from robust loan growth being funded primarily by time deposits and Federal Home Loan Bank advances and other short-term borrowings.

One of the challenges we continue to face in 2006 is an increase in pricing pressures on both loans and deposits as the economy expands and competition for good business increases. Reflecting this pricing pressure, the spread on average interest-bearing funds for the second quarter for 2006 was 3.81%, down from 3.95% and 4.03% from the first quarter of 2006 and second quarter of 2005, respectively. The yield on average earning assets increased 21 basis points during the second quarter as compared to the first quarter of 2006 and 95 basis points during the second quarter of 2006 compared to the same period in 2005. The average rate paid this quarter on interest-bearing funds increased 35 basis points from the first quarter and 117 basis points from the second quarter of 2005.

The Federal Reserve raised its target for the federal funds rate twice during the quarter by a combined 50 basis points. These increases were followed by corresponding increases in the prime rate charged by most major banks, including Zions’ subsidiary banks. The Federal Reserve has indicated that it may implement additional rate changes, as appropriate. The Company expects to continue its efforts to maintain a slightly “asset sensitive” position with regard to interest rate risk. However, our estimates of the Company’s actual position are highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
(In thousands)	Average balance	Amount of interest (1)	Average rate	Average balance	Amount of interest (1)	Average rate
ASSETS
Money market investments	$475,278	$5,910	4.99%	$862,354	$6,041	2.81%
Securities:
Held to maturity	644,555	10,952	6.82%	641,161	11,076	6.93%
Available for sale	5,067,450	72,255	5.72%	3,941,109	50,385	5.13%
Trading account	164,060	1,995	4.88%	509,282	5,044	3.97%

Total securities	5,876,065	85,202	5.82%	5,091,552	66,505	5.24%

Loans:
Loans held for sale	266,126	4,055	6.11%	198,547	2,618	5.29%
Net loans and leases (2)	31,633,927	597,368	7.57%	23,132,123	385,732	6.69%

Total loans and leases	31,900,053	601,423	7.56%	23,330,670	388,350	6.68%

Total interest-earning assets	38,251,396	692,535	7.26%	29,284,576	460,896	6.31%

Cash and due from banks	1,441,444			1,076,691
Allowance for loan losses	(345,408)			(278,262)
Goodwill	1,884,192			638,932
Core deposit and other intangibles	185,281			53,011
Other assets	2,365,717			1,735,744

Total assets	$43,782,622			$32,510,692

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$5,194,174	17,158	1.32%	$4,325,868	8,453	0.78%
Money market	10,671,342	79,973	3.01%	8,755,133	40,783	1.87%
Time under $100,000	1,985,853	17,472	3.53%	1,452,392	9,420	2.60%
Time $100,000 and over	2,871,682	29,098	4.06%	1,539,694	11,528	3.00%
Foreign	1,868,060	20,854	4.48%	554,042	3,609	2.61%

Total interest-bearing deposits	22,591,111	164,555	2.92%	16,627,129	73,793	1.78%

Borrowed funds:
Securities sold, not yet purchased	62,404	706	4.54%	509,818	4,733	3.72%
Federal funds purchased and security repurchase agreements	2,804,139	29,807	4.26%	2,347,220	15,263	2.61%
Commercial paper	217,033	2,760	5.10%	160,609	1,246	3.11%
FHLB advances and other borrowings:
One year or less	800,800	10,202	5.11%	378,659	2,910	3.08%
Over one year	133,885	2,059	6.17%	227,318	2,863	5.05%
Long-term debt	2,476,188	40,185	6.51%	1,691,507	24,000	5.69%

Total borrowed funds	6,494,449	85,719	5.29%	5,315,131	51,015	3.85%

Total interest-bearing liabilities	29,085,560	250,274	3.45%	21,942,260	124,808	2.28%

Noninterest-bearing deposits	9,584,091			7,160,856
Other liabilities	669,710			505,476

Total liabilities	39,339,361			29,608,592
Minority interest	28,486			24,726
Total shareholders’ equity	4,414,775			2,877,374

Total liabilities and shareholders’ equity	$43,782,622			$32,510,692

Spread on average interest-bearing funds			3.81%			4.03%
Taxable-equivalent net interest income and net yield on interest-earning assets		$442,261	4.64%		$336,088	4.60%

(1) Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (Continued)

(Unaudited)

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
(In thousands)	Average balance	Amount of interest (1)	Average rate	Average balance	Amount of interest (1)	Average rate
ASSETS
Money market investments	$493,398	$11,757	4.81%	$839,375	$10,679	2.57%
Securities:
Held to maturity	638,366	21,676	6.85%	639,249	22,086	6.97%
Available for sale	5,169,446	144,957	5.65%	3,945,609	98,622	5.04%
Trading account	166,521	4,069	4.93%	556,638	11,079	4.01%

Total securities	5,974,333	170,702	5.76%	5,141,496	131,787	5.17%

Loans:
Loans held for sale	269,359	8,101	6.06%	192,084	4,221	4.43%
Net loans and leases (2)	30,919,013	1,146,022	7.47%	22,812,861	742,219	6.56%

Total loans and leases	31,188,372	1,154,123	7.46%	23,004,945	746,440	6.54%

Total interest-earning assets	37,656,103	1,336,582	7.16%	28,985,816	888,906	6.18%

Cash and due from banks	1,489,642			1,047,569
Allowance for loan losses	(343,094)			(275,803)
Goodwill	1,885,862			640,758
Core deposit and other intangibles	190,885			54,822
Other assets	2,338,173			1,729,496

Total assets	$43,217,571			$32,182,658

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,924,167	30,343	1.24%	$4,312,341	16,000	0.75%
Money market	11,015,663	153,411	2.81%	8,832,113	73,972	1.69%
Time under $100,000	1,971,262	33,334	3.41%	1,434,241	17,457	2.45%
Time $100,000 and over	2,721,493	52,420	3.88%	1,462,923	20,826	2.87%
Foreign	1,923,369	41,155	4.31%	501,812	6,161	2.48%

Total interest-bearing deposits	22,555,954	310,663	2.78%	16,543,430	134,416	1.64%

Borrowed funds:
Securities sold, not yet purchased	59,881	1,337	4.50%	508,873	9,243	3.66%
Federal funds purchased and security repurchase agreements	2,739,205	54,973	4.05%	2,379,959	28,415	2.41%
Commercial paper	199,282	4,842	4.90%	152,889	2,177	2.87%
FHLB advances and other borrowings:
One year or less	407,519	10,301	5.10%	352,330	4,946	2.83%
Over one year	163,893	4,584	5.64%	227,590	5,702	5.05%
Long-term debt	2,489,693	78,797	6.38%	1,691,118	47,799	5.70%

Total borrowed funds	6,059,473	154,834	5.15%	5,312,759	98,282	3.73%

Total interest-bearing liabilities	28,615,427	465,497	3.28%	21,856,189	232,698	2.15%

Noninterest-bearing deposits	9,543,713			6,963,878
Other liabilities	661,775			486,535

Total liabilities	38,820,915			29,306,602
Minority interest	28,355			24,787
Total shareholders’ equity	4,368,301			2,851,269

Total liabilities and shareholders’ equity	$43,217,571			$32,182,658

Spread on average interest-bearing funds			3.88%			4.03%
Taxable-equivalent net interest income and net yield on interest-earning assets		$871,085	4.66%		$656,208	4.57%

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

The provision for loan losses for the second quarter was $17.0 million compared to $11.4 million for the same period in 2005. On an annualized basis, the provision was 0.21% and 0.20% of average loans for the second quarters of 2006 and 2005, respectively. The provision for unfunded lending commitments was $(0.2) million for the second quarter of 2006 compared to $1.0 million for the second quarter of 2005. When combined, the provisions for credit losses for the second quarter of 2006 were $16.8 million compared to $12.5 million for the second quarter of 2005.

The provision for loan losses for the first six months of 2006 was $31.5 million, 51.6% greater than the $20.8 million provision for the first six months of 2005. The increased loan loss provision for the second quarter and the first six months is primarily impacted by strong net loan growth of $2.6 billion during the first six months of 2006 as compared to $1.2 billion net loan growth during the first six months of 2005. The provision for unfunded lending commitments was $(0.5) million for the first half of 2006 compared to $2.7 million for the same period in 2005. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and fundings. The related provision will generally reflect these fluctuations.

Noninterest Income

Compared with the second quarter of 2005, noninterest income for the second quarter of 2006 increased 30.0%, or $31.8 million. The increases in total and individual categories of noninterest income for the second quarter of 2006 compared to the second quarter of 2005 were mainly due to the Amegy acquisition. Significant changes and trends in noninterest income categories not resulting from the Amegy acquisition are discussed as follows.

Excluding Amegy, loan sales and servicing income decreased $1.6 million for the second quarter of 2006 compared to the second quarter of 2005. The decrease includes a $1.1 million impairment loss recognized on capitalized residual cash flows for certain small business securitizations.

Market making, trading and nonhedge derivative income for the second quarter of 2006, excluding Amegy, decreased $3.4 million or 52.0% compared with the same period in 2005. Excluding Amegy, trading income declined $1.9 million compared to the second quarter of 2005. The decrease mainly results from a decision made by the Company in the fourth quarter of 2005 to close the London trading office and reduce the amount of trading assets in response to contracted margin pressures. Nonhedge derivative income was $0.3 million for the second quarter of 2006 compared to $1.8 million for the second quarter of 2005.

Net equity securities losses were $1.8 million for the second quarter of 2006 compared with net losses of $2.8 million for the same period in 2005. Net losses for the second quarter of 2006 include a $3.4 million loss on the sale of a mortgage mutual fund investment, a $0.7 million gain on venture capital equity investments, and a $0.9 million gain from the sale of other equity securities. The losses for the second quarter of 2005 were all from venture capital equity investments. Adjusted for expenses, minority interest and income taxes, venture capital investments increased net income by $0.3 million in the second quarter of 2006 and decreased net income by $1.0 million in the second quarter of 2005. Fixed income securities gains were $5.2 million in the second quarter of 2006 compared to a loss of $1.2 million for the comparative period of 2005.

ZIONS BANCORPORATION AND SUBSIDIARIES

Noninterest income for the first six months of 2006 of $266.2 million increased 27.5% from $208.8 million for the first six months of 2005. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Loan sales and servicing income without Amegy decreased 12.8% or $4.5 million for the first six months of 2006. The decline results from the impact of rising rates and on excess servicing income, higher prepayments, and the aforementioned impairment loss on certain retained interests relating to small business securitized loans.

Trust and investment management income fees for the first six months of 2006 increased 24.0% compared to the same period in 2005 as a result of increases in fees from the Amegy acquisition and increased fees from the trust and investment management business. Excluding the Amegy acquisition, trust and investment management income fees for the first six months of 2006 increased 6.2%.

Noninterest Expense

Noninterest expense for the second quarter of 2006 of $333.3 million increased $91.2 million or 37.7% over the $242.0 million for the second quarter of 2005. The increases in total and individual categories of noninterest expense for the second quarter of 2006 compared to the second quarter of 2005 were mainly due to the Amegy acquisition. The Company’s efficiency ratio was 57.5% for the second quarter of 2006 compared to 54.8% for the same period of 2005. The deterioration in the efficiency ratio reflects higher noninterest expenses, including merger related expenses and amortization of intangibles related to the acquisition of Amegy, and a higher cost structure at Amegy. Significant changes and trends in noninterest expense categories not resulting from the Amegy acquisition are discussed as follows.

Salaries and employee benefits increased $47.4 million or 34.3%, compared to the second quarter of 2005. However, salaries and employee benefits were essentially unchanged when compared to the first quarter of 2006. Excluding Amegy-related salaries and employee benefits of $34.4 million and share-based compensation expense of $4.1 million resulting from the adoption of SFAS 123R, salaries and benefits increased $8.9 million or 6.4%. The increase from the prior year, excluding Amegy, was due to salary increases and increased staffing levels in selected areas.

Noninterest expense for the first six months of 2006 of $657.7 million increased 36.7% from $481.3 million for the first six months of 2005. The Company’s efficiency ratio was 57.8% for the first six months of 2006 compared to 55.6% for the same period of 2005. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Excluding the impact of the Amegy acquisition, salaries and employee benefits for the first half of 2006 increased $25.3 million or 9.2% when compared to the same period in 2005, primarily as a result of share-based compensation costs attributable to the adoption of SFAS 123R, salary increases, and increased staffing levels in selected areas.

See Note 3 of Notes to Consolidated Financial Statements for an explanation of the $15.7 million of Amegy merger related expenses incurred during the first half of 2006.

At June 30, 2006, the Company had 10,146 full-time equivalent employees, 470 domestic branches, and 577 ATMs, compared to 8,043 full-time equivalent employees, 388 domestic branches, and 473 ATMs at June 30, 2005.

ZIONS BANCORPORATION AND SUBSIDIARIES

Income Taxes

The Company’s income tax expense increased to $78.8 million for the second quarter of 2006 compared to $66.3 million for the same period in 2005. The Company’s effective income tax rates, including the effects of minority interest, were 35.2% and 35.8% for the second quarters of 2006 and 2005, respectively. The effective income tax rates for the first six months of 2006 and 2005 were 35.3% and 35.5% respectively. As discussed in previous filings, the Company has received federal income tax credits under the Community Development Financial Institutions Fund set up by the U.S. Government that will be recognized over the next seven years. The effect of these tax credits was to reduce income tax expense by $2.1 million for the first six months of 2006 and $1.5 million for the first six months of 2005. The effective tax rates reflect a lower proportion of tax exempt income to total income, offset by the increased tax credits.

ZIONS BANCORPORATION AND SUBSIDIARIES

BALANCE SHEET ANALYSIS

As previously discussed, the Company completed its acquisition of Amegy Bancorporation, Inc. in December 2005. The Company’s consolidated balance sheets at June 30, 2006 and December 31, 2005 include Amegy.

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 29.9% to $37.7 billion for the six months ended June 30, 2006 compared to $29.0 billion for the comparable period in 2005. Interest-earning assets comprised 87.1% of total average assets for the first half of 2006, compared with 90.1% for the comparable period of 2005. The decreased percentage is mainly a result of increased goodwill and other intangible assets from the Amegy acquisition. Average interest-earning assets as a percentage of total average assets for the second quarter of 2006 was 87.4% compared to 86.9% for the first quarter.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, decreased 41.2% to $493.4 million for the first six months of 2006 compared to $839.4 million for the first six months of 2005. Reductions in money market instruments have been used to fund new loan growth. Average net loans and leases for the first half of 2006 increased by 35.6% when compared to the same period in 2005. Average total deposits for the first six months of 2006 increased 36.6% compared to the same period in 2005.

Investment Securities Portfolio

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

	June 30, 2006		December 31, 2005		June 30, 2005
(In millions)	Amortized cost	Estimated market value	Amortized cost	Estimated market value	Amortized cost	Estimated market value

HELD TO MATURITY
Municipal securities	$640	$621	$650	$642	$650	$652

AVAILABLE FOR SALE
U.S. Treasury securities	78	78	42	43	36	36
U.S. Government agencies and corporations:
Small Business Administration loan-backed securities	884	883	786	782	743	742
Other agency securities	651	636	688	683	247	246
Municipal securities	227	225	266	267	91	93
Mortgage/asset-backed and other debt securities	3,124	3,079	3,311	3,308	2,572	2,597

	4,964	4,901	5,093	5,083	3,689	3,714

Other securities:
Mutual funds	179	179	217	216	253	253
Stock	6	7	7	7	6	6

	185	186	224	223	259	259

	5,149	5,087	5,317	5,306	3,948	3,973

Total	$5,789	$5,708	$5,967	$5,948	$4,598	$4,625

ZIONS BANCORPORATION AND SUBSIDIARIES

The amortized cost of investment securities at June 30, 2006 decreased 3.0% from the amount at December 31, 2005 but was up 25.9% from the balance at June 30, 2005 as a result of the Amegy acquisition. During the first half of 2006, we reduced the securities portfolio to fund a portion of the Company’s new loan growth.

We review investment securities on an ongoing basis for other than temporary impairment taking into consideration current market conditions, offering prices, trends and volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. Our review did not result in an other than temporary impairment adjustment during the quarter ended June 30, 2006.

The investment securities portfolio includes $0.9 billion of nonrated, fixed income securities, compared to $1.0 billion at both December 31, 2005 and June 30, 2005. These securities include nonrated municipal securities as well as nonrated, asset-backed subordinated tranches.

Loan Portfolio

Net loans and leases at June 30, 2006 were $32.7 billion, an annualized increase of 17.0% from December 31, 2005 and an increase of 37.2% over the balance at June 30, 2005. The Company experienced strong loan growth in the first half of 2006, especially during the second quarter.

The following table sets forth the loan portfolio by type of loan:

(In millions)	June 30, 2006	December 31, 2005	June 30, 2005
Loans held for sale	$249	$256	$207

Commercial lending:
Commercial and industrial	7,539	7,192	4,760
Leasing	407	373	361
Owner occupied	5,574	4,825	4,341

Total commercial lending	13,520	12,390	9,462

Commercial real estate:
Construction and land development	6,958	6,065	4,091
Term	4,981	4,640	4,118

Total commercial real estate	11,939	10,705	8,209

Consumer:
Home equity credit line and other consumer real estate	1,963	1,831	1,709
1-4 family residential	4,244	4,130	3,564
Bankcard and other revolving plans	279	207	208
Other	453	537	468

Total consumer	6,939	6,705	5,949

Foreign loans	3	5	5

Other receivables	175	191	93

Total loans	$32,825	$30,252	$23,925

The strong loan growth noted above for commercial and commercial real estate lending was widely diversified across our geographical footprint and consistent with the economic activity in that area. Management believes it is likely this loan growth will continue in the immediate future.

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

	Sold loans being serviced		Residual interests on balance sheet at June 30, 2006
(In millions)	Sales for six months ended June 30, 2006	Outstanding balance at June 30, 2006	Subordinated retained interests	Capitalized residual cash flows	Total
Home equity credit lines	$98	$357	$10	$6	$16
Small business loans	–	2,082	229	85	314
SBA 7(a) loans	22	159	–	3	3
Farmer Mac	22	405	–	5	5

Total	$142	$3,003	$239	$99	$338

Securitized loans being serviced for others totaled $3.0 billion at the end of the second quarter of 2006, $3.4 billion at December 31, 2005 and $2.9 billion at June 30, 2005.

As of June 30, 2006, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $338 million in connection with the $3.0 billion of sold loans being serviced. As is a common practice with securitized transactions, the Company had retained subordinated interests in the securitized assets that totaled $239 million at June 30, 2006, and represented junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as “excess servicing,” of $99 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

As of June 30, 2006, conforming long-term first mortgage real estate loans being serviced for others were $1,235 million, compared with $1,274 million at December 31, 2005 and $462 million at June 30, 2005. The increase from June 30, 2005 reflects the acquisition of Amegy.

Other Noninterest-Bearing Investments

As of June 30, 2006, the Company had $993 million of other noninterest-bearing investments compared with $939 million at December 31, 2005 and $699 million at June 30, 2005.

(In millions)	June 30, 2006	December 31, 2005	June 30, 2005
Bank-owned life insurance	$614	$605	$412
Federal Home Loan Bank and Federal Reserve stock	194	153	128
SBIC investments (1)	85	80	73
Non-SBIC investment funds	29	27	16
Other public companies	36	39	40
Other nonpublic companies	15	15	14
Trust preferred securities	20	20	16

	$993	$939	$699

(1)	Amounts include minority investors’ interests in Zions’ managed SBIC investments of approximately $28 million, $27 million, and $24 million as of the respective dates.

ZIONS BANCORPORATION AND SUBSIDIARIES

The increases in other noninterest-bearing investments are mainly a result of the Amegy acquisition.

Deposits

Total deposits at the end of the second quarter of 2006 increased to $33.3 billion, an annualized increase of 3.7% from the balances reported at December 31, 2005, and increased 36.3% over the June 30, 2005 amounts. Core deposits at June 30, 2006 decreased 1.8%, annualized, compared to the December 31, 2005 balance and increased 30.7% compared to the balance at June 30, 2005. Demand and time deposits accounted for most of the deposit growth in the second quarter of 2006, with savings and money market account balances declining during the period.

At the end of the second quarter of 2006 demand, savings and money market deposits comprised 78.1% of total deposits, compared with 79.7% and 85.1% as of December 31, 2005 and June 30, 2005, respectively. The decrease in this ratio from June 30, 2005 is a primarily a result of the mix of deposits at Amegy.

We expect to see deposit growth throughout 2006; however, we expect that the pace of such growth may be less than that of the loan portfolio. As a result, we will continue to use alternative funding sources as necessary to fund the additional loan growth.

RISK ELEMENTS

Since risk is inherent in substantially all of the Company’s operations, management of risk is an integral part of its operations and is also a key determinant of its overall performance. We apply various strategies to reduce the risks to which the Company’s operations are exposed, including credit, interest rate and market, liquidity, and operational risks.

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

Both the credit policy and the credit examination functions are managed centrally. Each affiliate bank is permitted to modify corporate credit policy to be more conservative; however, corporate approval must be obtained if a bank wishes to create a more liberal exception to the policy. Historically, only a limited number of such exceptions have been approved. This entire process has been designed to place an emphasis on early detection of potential problem credits so that action plans can be developed and implemented on a timely basis to mitigate any potential losses.

Another aspect of the Company’s credit risk management strategy is to pursue the diversification of the loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at June 30, 2006 no single loan type exceeded 23.0% of the Company’s total loan portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2006		December 31, 2005		June 30, 2005
(In millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$7,539	23.0%	$7,192	23.8%	$4,760	19.9%
Leasing	407	1.2%	373	1.2%	361	1.5%
Owner occupied	5,574	17.0%	4,825	15.9%	4,341	18.1%

Commercial real estate:
Construction and land development	6,958	21.2%	6,065	20.0%	4,091	17.1%
Term	4,981	15.2%	4,640	15.3%	4,118	17.2%

Consumer:
Home equity credit line and other consumer real estate	1,963	6.0%	1,831	6.1%	1,709	7.1%
1-4 family residential	4,244	12.9%	4,130	13.7%	3,564	14.9%
Bankcard and other revolving plans	279	0.8%	207	0.7%	208	0.9%
Other	453	1.4%	537	1.8%	468	2.0%

Other	427	1.3%	452	1.5%	305	1.3%

Total loans	$32,825	100.0%	$30,252	100.0%	$23,925	100.0%

We believe the Company’s potential risk from concentration in owner occupied commercial loans is reduced by the emphasis we place on lending programs sponsored by the Small Business Administration. On these types of loans, the Small Business Administration bears a major portion of the credit risk. In addition, the Company attempts to avoid the risk of an undue concentration of credits in a particular industry, trade group or property type. The Company also has no significant exposure to highly-leveraged transactions and the majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries. Finally, the Company has no significant exposure to any individual customer or counterparty.

A more comprehensive discussion of our credit risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2005. In addition, as discussed in the following sections, the Company’s level of credit quality continued to be very strong during the second quarter of 2006 compared to historical standards.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans and other real estate owned. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Consumer loans are not normally placed on a nonaccrual status, inasmuch as they are generally charged off when they become 120 days past due. Loans occasionally may be restructured to provide a reduction or deferral of interest or principal payments. This generally occurs when the financial condition of a borrower deteriorates to the point that the borrower needs to be given temporary or permanent relief from the original contractual terms of the loan. Other real estate owned is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the Company’s nonperforming assets:

(Amounts in millions)	June 30, 2006	December 31, 2005	June 30, 2005
Nonaccrual loans	$57	$69	$62
Restructured loans	–	–	1
Other real estate owned	16	20	11

Total	$73	$89	$74

% of net loans and leases* and other real estate owned	0.22%	0.30%	0.31%

Accruing loans past due 90 days or more	$29	$17	$13

% of net loans and leases*	0.09%	0.06%	0.06%

* Includes loans held for sale.

Total nonperforming assets decreased 17.5% as of June 30, 2006 compared with the balance at December 31, 2005.

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

The Company’s total recorded investment in impaired loans was $32 million at June 30, 2006, compared with $31 million at December 31, 2005 and $36 million at June 30, 2005. Estimated losses on impaired loans are included in the allowance for loan losses. At June 30, 2006, the allowance for loan losses included $5 million for impaired loans with a recorded investment of $15 million. At December 31, 2005, the allowance included $3 million for impaired loans with a recorded investment of $14 million, and at June 30, 2005 the allowance included $5 million for impaired loans with a recorded investment of $18 million.

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

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Six Months Ended June 30, 2006	Twelve Months Ended December 31, 2005	Six Months Ended June 30, 2005
(Amounts in millions)
Loans* and leases outstanding (net of unearned income) at end of period	$32,682	$30,127	$23,822

Average loans* and leases outstanding (net of unearned income)	$31,188	$24,009	$23,005

Allowance for loan losses:
Balance at beginning of period	$338	$271	$271
Allowance of companies acquired	–	49	–
Provision charged against earnings	32	43	21
Loans and leases charged-off:
Commercial lending	(23)	(20)	(9)
Commercial real estate	(2)	(3)	(1)
Consumer	(7)	(19)	(10)
Other receivables	–	(1)	–

Total	(32)	(43)	(20)

Recoveries:
Commercial lending	6	12	6
Commercial real estate	1	1	–
Consumer	3	5	3

Total	10	18	9

Net loan and lease charge-offs	(22)	(25)	(11)

Balance at end of period	$348	$338	$281

Ratio of annualized net charge-offs to average loans and leases	0.14%	0.10%	0.09%

Ratio of allowance for loan losses to net loans and leases at end of period	1.07%	1.12%	1.18%

Ratio of allowance for loan losses to nonperforming loans	606.56%	489.74%	449.49%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	402.01%	394.08%	374.97%

* Includes loans held for sale.

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the preceding table for the periods presented. The same respective amounts for the second quarter of 2006 were $9.8 million and 0.12%.

The allowance for loan losses at the end of the first half of 2006 increased $10.1 million from the level at year-end 2005. Excluding Amegy, which as previously discussed has not yet been conformed to Zions’ methodology, the amount of the allowance for loan losses attributable to the commercial loan portfolio increased $10.6 million when compared to year-end 2005. During the first six months of 2006, the Company experienced a slight increase in the levels of its criticized and classified loans. As a result, the amount of the allowance for loan losses indicated for criticized and classified loans increased when compared to year-end 2005 by approximately $0.8 million. Both commercial real estate loans and the commercial lending portfolio contributed to this increase. In addition, we had a $9.8 million increase in the level of the allowance indicated for noncriticized and classified loans as a result of $2.1 billion of commercial and commercial real estate loan growth since year-end 2005, excluding Amegy loans. The allowance for consumer loans at June 30,

ZIONS BANCORPORATION AND SUBSIDIARIES

2006 decreased by $3.4 million when compared to the allowance at the end of 2005 principally as a result of improving consumer loan delinquencies.

Allowance for Unfunded Lending Commitment – The Company also estimates an allowance for potential losses associated with off-balance sheet commitments and standby letters of credit. We determine the allowance for unfunded lending commitments using a process that is similar to the one we use for commercial loans. Based on historical experience, we have developed experience-based loss factors that we apply to the Company’s unfunded lending commitments to estimate the potential for loss in that portfolio. These factors are generated from tracking commitments that become funded and develop into problem loans.

The following table sets forth the allowance for unfunded lending commitments:

(In millions)	Six Months Ended June 30, 2006	Twelve Months Ended December 31, 2005	Six Months Ended June 30, 2005
Balance at beginning of period	$18.1	$12.7	$12.7
Allowance of company acquired	–	2.0	–
Provision charged (credited) against earnings	(0.5)	3.4	2.7

Balance at end of period	$17.6	$18.1	$15.4

The following table sets forth the combined allowances for credit losses:

(In millions)	June 30, 2006	December 31, 2005	June 30, 2005
Allowance for loan losses	$348	$338	$282
Allowance for unfunded lending commitments	18	18	15

Total allowances for credit losses	$366	$356	$297

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

Interest Rate Risk – Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. However, in recent months, competitive pressures and market conditions have resulted in higher deposit costs, slower deposit growth, and increases in borrowed funds, resulting in some contraction of the net interest margin.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

We monitor interest rate risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the expected changes in the market values of equity in response to changes in interest rates. In the income simulation method, we analyze the expected changes in income in response to changes in interest rates. For income simulation, Company policy requires that interest sensitive income from a static balance sheet is expected to decline by no more than 10% during one year if rates were to immediately rise or fall in parallel by 200 basis points.

As of June 30, 2006, the Company’s duration of equity was estimated to be within a range of positive 0.9 years and positive 3.3 years as compared to negative 0.2 years and positive 2.3 years at December 31, 2005. Income simulation computations at June 30, 2006, resulted in interest sensitive income being expected to decline in the first year after the rate change up to 2.3% and increase up to 1.1% if interest rates were to sustain an immediate parallel increase of 200 basis points and decline between 0.7% and 3.0% if rates were to sustain an immediate parallel decrease of 200 basis points. This compares to interest sensitive income expected to decline in the first year after the rate change up to 1.1% and increase up to 2.4% if interest rates were to sustain an immediate parallel increase of 200 basis points and decline between 0.7% and 4.5% if rates were to sustain an immediate parallel decrease of 200 basis points at December 31, 2005.

Market Risk – Fixed Income – The Company engages in trading and market making of U.S. Treasury, U.S. Government Agency, municipal and corporate securities. This trading and market making exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

During the fourth quarter of 2005, the Company closed its London trading office and substantially reduced the size of its trading assets in response to continued narrow margins in its odd-lot electronic bond trading business. At June 30, 2006 the Company had $71 million of trading account assets and $27 million of securities sold, not yet purchased compared with $102 million and $282 million of trading assets and $65 million and $291 million of securities sold, not yet purchased at December 31, 2005 and June 30, 2005, respectively.

The Company monitors risk in fixed income trading and market making through Value-at-Risk (“VAR”). VAR is the worst-case loss expected within a specified confidence level, based on statistical models using historical data.

Market Risk – Equity Investments – Through its equity investment activities, the Company owns equity securities that are publicly traded and subject to fluctuations in their market prices or values. In addition, the Company owns equity securities in companies that are not publicly traded and that are accounted for under either the fair value, equity, or full consolidation methods of accounting, depending upon the Company’s ownership position and degree of involvement in influencing the investees’ affairs. In each case, the value of the Company’s investment is subject to fluctuation. Since the market prices or values associated with these securities may fall below the Company’s investment costs, the Company is exposed to the possibility of loss.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Liquidity Risk Management

Liquidity is managed centrally for both the Parent and the bank subsidiaries. The Parent’s cash requirements consist primarily of debt service, investment in and advances to subsidiaries, operating expenses, income taxes, dividends to shareholders and share repurchases. The Parent’s cash needs are routinely met through dividends from its subsidiaries, investment income, subsidiaries’ proportionate share of current income taxes, management and other fees, bank lines, equity contributed through the exercise of stock options, and debt issuances.

During the first six months of 2006, the Parent received $116.0 million in dividends from its subsidiaries. At June 30, 2006, $434.4 million of dividend capacity was available for the subsidiaries to pay to the Parent under regulatory guidelines.

Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and the bank subsidiaries. For the first six months of 2006, operations contributed $456.8 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

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

On April 27, 2006 under the new shelf registration, we issued $250 million of floating rate senior notes due April 15, 2008. The notes require quarterly interest payments at three-month LIBOR plus 0.12%. They are not redeemable prior to maturity and are not listed on any national securities exchange. Proceeds from the notes were used to retire all of the $150 million of 2.70% senior notes due May 1, 2006 and all of the remaining $104.2 million of 6.95% subordinated notes due May 15, 2011 and redeemable May 15, 2006.

The Parent also has a program to issue short-term commercial paper. At June 30, 2006, outstanding commercial paper was $245.1 million. In addition, at June 30, 2006, the Parent had a secured revolving credit facility with a subsidiary bank totaling $40 million. No amount was outstanding on this facility at June 30, 2006.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At June 30, 2006, these core deposits, in aggregate, constituted 89.8% of consolidated deposits, compared with 92.3% of consolidated deposits at

ZIONS BANCORPORATION AND SUBSIDIARIES

December 31, 2005. For the first six months of 2006, increases in deposits resulted in net cash inflows of $0.6 billion.

The Federal Home Loan Bank (“FHLB”) system is also a significant source of liquidity for the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NBA and NSB are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first six months of 2006, the activity in short-term FHLB borrowings resulted in a net cash inflow of approximately $1.2 billion. Amounts of unused lines of credit available for additional FHLB advances were approximately $5.2 billion at June 30, 2006.

The Company has used asset securitizations to sell loans, which have provided an alternative source of funding for the subsidiaries and have enhanced flexibility in meeting their funding needs. During the first six months of 2006, loan sales (other than loans held for sale) provided $142 million in cash inflows.

At June 30, 2006, the Company managed approximately $3.0 billion of securitized assets that were originated or purchased by its subsidiary banks. Of these, approximately $1.8 billion were credit-enhanced by a third party insurance provider and held in Lockhart Funding, LLC, which is a qualifying special-purpose entity securities conduit and an important source of funding for the Company’s loans. Zions Bank provides a Liquidity Facility for a fee to Lockhart, which purchases floating-rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility, Zions Bank is required to purchase securities from Lockhart to provide funds for it to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption, as specified in the governing documents of Lockhart. In addition, pursuant to the governing documents, including the Liquidity Facility, if any security in Lockhart is downgraded below AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain a credit enhancement on the security from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of Zions Bank is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility.

At June 30, 2006, the book value of Lockhart’s securities portfolio was $5.0 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under this Liquidity Facility at June 30, 2006, December 31, 2005 or June 30, 2005. Lockhart is limited in size by program agreements, agreements with rating agencies and by the size of the Liquidity Facility.

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

The Company’s investment activities can also provide or use cash. Investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $88.9 million for the second quarter and $182.8 million for the first six months of 2006.

ZIONS BANCORPORATION AND SUBSIDIARIES

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For the first half of 2006, loan growth resulted in a net cash outflow of $2.8 billion.

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

Total shareholders’ equity on June 30, 2006 was $4.4 billion, up 5.0% from $4.2 billion at December 31, 2005 and 51.4% from $2.9 billion at June 30, 2005, reflecting the Amegy acquisition. The Company’s capital ratios were as follows as of the dates indicated:

	June 30, 2006	December 31, 2005	June 30, 2005
Tangible common equity ratio	5.54%	5.28%	6.98%

Average common equity to average assets (three months ended)	10.08%	9.32%	8.85%

Risk-based capital ratios:
Tier 1 leverage	7.51%	8.16%	8.54%
Tier 1 risk-based capital	7.63%	7.52%	9.55%
Total risk-based capital	12.34%	12.23%	14.12%

The changes in the average common equity to average assets ratio and the Tier 1 leverage ratios at June 30, 2006 compared to December 31, 2005 both mainly result from the Amegy acquisition. The averages used in determining the ratios at December 31, 2005 only included the impact of Amegy for one month since it was acquired in December 2005.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. As of June 30, 2006, the Company and each of its banking subsidiaries met the “well capitalized” guidelines under regulatory standards.

The Company paid dividends of $0.36 per common share in both the second quarter of 2006 and 2005. For the three months ended June 30, 2006, the Company paid $38.3 million in common stock dividends compared to $32.5 million in the same period of 2005.

At its July 2006 meeting, the Company’s Board of Directors declared a dividend in the amount of $0.36 per share of common stock. The dividend is payable on August 23, 2006 to shareholders of record as of the close of business on August 9, 2006.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the second quarter of 2006.

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (2)
April	1,768	$80.90	–	$59,253,657
May	15,498	81.62	–	59,253,657
June	2,597	79.49	–	59,253,657

Quarter	19,863	81.28	–

(1) Includes 3,733 shares tendered for exercise of stock options.
(2) The Company has suspended the repurchase of shares in conjunction with the acquisition of Amegy Bancorporation, Inc.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The annual meeting of shareholders of the Registrant was held on May 1, 2006. The total number of shares eligible for voting was 105,906,324.

b)	Election of Directors

Proxies were solicited by the Company’s management pursuant to Regulation 14A of the Securities Exchange Act of 1934. Those directors nominated (Proposal 1) in the proxy statement are shown under c) following. There was no solicitation opposing management’s nominees for directors and all such nominees were elected pursuant to the vote of the shareholders. Directors whose terms of office continued after the meeting were:

Jerry C. Atkin Stephen D. Quinn Shelley Thomas Williams
Roger B. Porter L. E. Simmons Steven C. Wheelwright

ZIONS BANCORPORATION AND SUBSIDIARIES

c)	The matters voted upon and the results were as follows:

1)	Nomination and Election of Directors (Proposal 1):

	For	Withhold Authority
R. D. Cash	76,547,674	2,991,115
Patricia Frobes	78,743,765	795,024
J. David Heaney	78,908,176	630,613
Harris H. Simmons	78,463,532	1,075,257

2)	Approval of the Long Term Executive Incentive Compensation Plan (Proposal 2):

For	Against	Abstain and Non-Votes
56,411,537	3,627,968	19,501,498

3)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 (Proposal 3):

For	Against	Abstain
78,706,345	128,645	563,558

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Restated Bylaws of Zions Bancorporation dated January 27, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 2, 2006.	*

10.1	Zions Bancorporation 2006-2008 Value Sharing Plan (filed herewith).

10.2	Form of Zions Bancorporation 2006-2008 Value Sharing Plan, Subsidiary Banks (filed herewith).

10.3	Amegy Corporation, Inc. Third Amended and Restated Non-Employee Directors Deferred Fee Plan (filed herewith).

10.4	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated July 31, 2006 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

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

Date: August 9, 2006