Form 10-Q
period 2006-09-30
ZIONS BANCORPORATION /UT/
filed 2006-11-09
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

COMMISSION FILE NUMBER 001-12307

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at October 31, 2006	106,925,913 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2006	December 31, 2005	September 30, 2005
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,616,910	$1,706,590	$1,109,202
Money market investments:
Interest-bearing deposits	39,882	22,179	13,350
Federal funds sold	72,036	414,281	460,167
Security resell agreements	272,643	230,282	528,763
Investment securities:
Held to maturity, at cost (approximate market value $655,170, $642,258 and $641,737)	662,547	649,791	642,687
Available for sale, at market	5,062,409	5,305,859	3,997,593
Trading account, at market (includes $60,331, $43,444 and $141,535 transferred as collateral under repurchase agreements)	92,615	101,562	352,059

	5,817,571	6,057,212	4,992,339
Loans:
Loans held for sale	268,305	256,236	213,223
Loans and leases	33,583,499	29,996,022	23,823,715

	33,851,804	30,252,258	24,036,938
Less:
Unearned income and fees, net of related costs	145,694	125,322	106,921
Allowance for loan losses	356,342	338,399	287,237

Loans and leases, net of allowance	33,349,768	29,788,537	23,642,780
Other noninterest-bearing investments	1,005,989	938,515	708,368
Premises and equipment, net	587,807	564,745	410,800
Goodwill	1,884,328	1,887,588	639,120
Core deposit and other intangibles	168,135	199,166	47,670
Other real estate owned	9,986	19,966	15,176
Other assets	952,692	950,578	854,966

	$45,777,747	$42,779,639	$33,422,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$9,750,064	$9,953,833	$7,725,179
Interest-bearing:
Savings and money market	15,824,048	16,055,754	13,442,012
Time under $100,000	2,154,894	1,938,789	1,554,064
Time $100,000 and over	3,613,164	2,514,596	1,892,210
Foreign	2,298,821	2,179,436	786,276

	33,640,991	32,642,408	25,399,741
Securities sold, not yet purchased	53,802	64,654	331,891
Federal funds purchased	2,286,561	1,255,662	1,262,646
Security repurchase agreements	1,108,771	1,027,658	756,631
Other liabilities	657,657	592,599	571,583
Commercial paper	265,769	167,188	149,089
Federal Home Loan Bank advances and other borrowings:
One year or less	313,259	18,801	13,063
Over one year	132,854	234,488	226,482
Long-term debt	2,633,759	2,511,366	1,685,683

Total liabilities	41,093,423	38,514,824	30,396,809

Minority interest	41,158	27,551	26,719
Shareholders’ equity:
Capital stock:
Preferred stock, without par value; authorized 3,000,000 shares; issued and outstanding, none	–	–	–
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 106,804,606, 105,147,562 and 90,067,016 shares	2,240,458	2,156,732	971,002
Retained earnings	2,501,625	2,179,885	2,084,439
Accumulated other comprehensive loss	(89,292)	(83,043)	(52,088)
Deferred compensation	(9,625)	(16,310)	(4,180)

Total shareholders’ equity	4,643,166	4,237,264	2,999,173

	$45,777,747	$42,779,639	$33,422,701

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$638,610	$406,319	$1,772,533	$1,137,487
Interest on loans held for sale	4,275	2,462	12,376	6,683
Lease financing	4,690	3,980	13,316	12,069
Interest on money market investments	6,431	7,723	18,188	18,402
Interest on securities:
Held to maturity – taxable	2,217	1,827	6,641	5,465
Held to maturity – nontaxable	5,732	6,066	16,946	18,057
Available for sale – taxable	66,078	49,339	204,177	145,361
Available for sale – nontaxable	2,089	808	6,547	2,498
Trading account	1,621	4,753	5,690	15,832

Total interest income	731,743	483,277	2,056,414	1,361,854

Interest expense:
Interest on savings and money market deposits	109,410	59,539	293,164	149,511
Interest on time and foreign deposits	86,635	31,536	213,544	75,980
Interest on short-term borrowings	46,968	23,213	118,421	67,994
Interest on long-term debt	42,219	28,337	125,600	81,838

Total interest expense	285,232	142,625	750,729	375,323

Net interest income	446,511	340,652	1,305,685	986,531
Provision for loan losses	14,363	12,107	45,897	32,907

Net interest income after provision for loan losses	432,148	328,545	1,259,788	953,624

Noninterest income:
Service charges and fees on deposit accounts	41,991	32,233	123,443	94,421
Loan sales and servicing income	10,972	21,649	41,861	56,507
Other service charges, commissions and fees	44,711	28,877	127,058	83,662
Trust and investment management income	5,549	3,923	15,557	11,994
Income from securities conduit	7,741	8,553	24,639	25,989
Dividends and other investment income	10,403	6,954	29,558	22,398
Market making, trading and nonhedge derivative income	3,641	4,069	13,510	14,362
Equity securities gains (losses), net	13,180	1,089	11,966	(3,076)
Fixed income securities gains, net	1,563	276	6,970	422
Other	5,578	2,872	16,766	12,647

Total noninterest income	145,329	110,495	411,328	319,326

Noninterest expense:
Salaries and employee benefits	190,554	142,590	562,052	418,960
Occupancy, net	25,807	19,048	74,437	56,005
Furniture and equipment	20,361	16,979	66,102	49,158
Legal and professional services	11,386	8,575	28,900	24,792
Postage and supplies	8,313	6,510	24,674	19,796
Advertising	6,566	5,875	19,365	15,303
Impairment losses on long-lived assets	–	–	1,304	633
Restructuring charges	–	–	17	92
Merger related expense	2,549	207	18,262	207
Amortization of core deposit and other intangibles	10,716	3,684	32,101	10,813
Provision for unfunded lending commitments	1,045	435	517	3,148
Other	52,731	43,815	159,780	130,095

Total noninterest expense	330,028	247,718	987,511	729,002

Income before income taxes and minority interest	247,449	191,322	683,605	543,948
Income taxes	83,790	68,200	237,869	194,279
Minority interest	9,985	152	9,119	(2,345)

Net income	$153,674	$122,970	$436,617	$352,014

Weighted average shares outstanding during the period:
Basic shares	106,285	89,980	105,922	89,901
Diluted shares	108,061	91,605	107,950	91,606

Net income per common share:
Basic	$1.45	$1.37	$4.12	$3.92
Diluted	1.42	1.34	4.04	3.84

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands)	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Total shareholders’ equity
Balance, December 31, 2005	$2,156,732	$2,179,885	$(83,043)	$(16,310)	$4,237,264
Comprehensive income:
Net income for the period		436,617			436,617
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests			(11,134)
Foreign currency translation			646
Reclassification for net realized gains on investments recorded in operations			(2,424)
Net unrealized gains on derivative instruments			6,663

Other comprehensive loss			(6,249)		(6,249)

Total comprehensive income					430,368
Stock redeemed and retired	(1,439)				(1,439)
Net stock options exercised	79,014				79,014
Reclassification of deferred compensation, adoption of SFAS 123R	(11,111)			11,111	–
Share-based compensation	17,262				17,262
Cash dividends – common, $1.08 per share		(114,877)			(114,877)
Change in deferred compensation				(4,426)	(4,426)

Balance, September 30, 2006	$2,240,458	$2,501,625	$(89,292)	$(9,625)	$4,643,166

Balance, December 31, 2004	$972,065	$1,830,064	$(7,932)	$(4,218)	$2,789,979
Comprehensive income:
Net income for the period		352,014			352,014
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests			(9,122)
Foreign currency translation			(1,313)
Reclassification for net realized gains on investments recorded in operations			(323)
Net unrealized losses on derivative instruments			(33,398)

Other comprehensive loss			(44,156)		(44,156)

Total comprehensive income					307,858
Stock redeemed and retired	(80,795)				(80,795)
Net stock options exercised and restricted stock issued	79,732				79,732
Cash dividends – common, $1.08 per share		(97,639)			(97,639)
Change in deferred compensation				38	38

Balance, September 30, 2005	$971,002	$2,084,439	$(52,088)	$(4,180)	$2,999,173

Total comprehensive income for the three months ended September 30, 2006 and 2005 was $212,709 and $83,787, respectively.

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 153,674	$ 122,970	$ 436,617	$352,014
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment losses on long lived assets	–	–	1,304	633
Provision for loan losses	14,363	12,107	45,897	32,907
Depreciation of premises and equipment	17,097	14,718	56,445	44,160
Amortization	18,345	10,061	43,352	27,116
Deferred income tax benefit	(1,212)	(9,155)	(1,117)	(28,830)
Share-based compensation	6,752	565	17,731	1,020
Excess tax benefits from share-based compensation	(2,729)	–	(12,697)	–
Gain (loss) allocated to minority interest	9,985	152	9,119	(2,345)
Equity securities losses (gains), net	(13,180)	(1,089)	(11,966)	3,076
Fixed income securities gains, net	(1,563)	(276)	(6,970)	(422)
Net decrease (increase) in trading securities	(21,969)	(69,977)	8,947	(61,989)
Principal payments on and proceeds from sales of loans held for sale	249,065	233,122	862,072	703,106
Additions to loans held for sale	(264,261)	(224,648)	(854,320)	(684,140)
Net gains on sales of loans, leases and other assets	(3,577)	(15,131)	(20,702)	(36,495)
Net increase in cash surrender value of bank owned life insurance	(7,239)	(4,372)	(19,978)	(13,581)
Undistributed earnings of affiliates	(2,106)	(1,702)	(5,048)	(6,169)
Change in accrued income taxes	27,115	20,631	42,477	26,364
Change in accrued interest receivable	(17,985)	4,448	(27,978)	(202)
Change in other assets	176,738	(119,792)	38,058	(118,519)
Change in other liabilities	(181,253)	(745)	(13,638)	113,158
Change in accrued interest payable	20,402	7,308	32,785	9,507
Other, net	17,972	6,357	35,592	(96)

Net cash provided by (used in) operating activities	194,434	(14,448)	655,982	360,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	191,070	(401,622)	282,181	(409,193)
Proceeds from maturities of investment securities held to maturity	25,982	39,795	86,624	95,245
Purchases of investment securities held to maturity	(48,852)	(32,525)	(99,128)	(96,064)
Proceeds from sales of investment securities available for sale	721,554	1,016,707	2,745,840	1,672,979
Proceeds from maturities of investment securities available for sale	457,115	162,697	1,605,643	1,129,569
Purchases of investment securities available for sale	(1,131,722)	(1,214,851)	(4,132,068)	(2,622,369)
Proceeds from sales of loans and leases	46,073	880,965	188,043	1,100,060
Net increase in loans and leases	(1,067,187)	(1,001,829)	(3,829,526)	(2,435,084)
Net increase in other noninterest-bearing investments	(2,966)	(2,815)	(40,840)	(3,808)
Proceeds from sales of premises and equipment	1,137	1,170	5,992	3,158
Purchases of premises and equipment	(33,078)	(16,889)	(87,761)	(49,640)
Proceeds from sales of other real estate owned	9,264	1,114	34,172	11,666
Net cash paid for acquisitions	–	(200)	(1,691)	(200)
Net cash paid for net liabilities on branches sold	–	–	–	(16,076)

Net cash used in investing activities	(831,610)	(568,283)	(3,242,519)	(1,619,757)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$386,781	$1,001,206	$998,583	$2,131,330
Net change in short-term funds borrowed	(28,190)	(516,755)	1,494,199	(503,045)
Proceeds from FHLB advances and other borrowings over one year	–	–	150	–
Payments on FHLB advances and other borrowings over one year	(596)	(557)	(101,784)	(1,670)
Proceeds from issuance of long-term debt	145,000	–	395,000	–
Payments on long-term debt	(37)	–	(254,193)	–
Proceeds from issuance of common stock	13,089	8,795	68,521	69,507
Payments to redeem common stock	(101)	(737)	(1,439)	(80,795)
Excess tax benefits from share-based compensation	2,729	–	12,697	–
Dividends paid	(38,418)	(32,546)	(114,877)	(97,639)

Net cash provided by financing activities	480,257	459,406	2,496,857	1,517,688

Net increase (decrease) in cash and due from banks	(156,919)	(123,325)	(89,680)	258,204
Cash and due from banks at beginning of period	1,773,829	1,232,527	1,706,590	850,998

Cash and due from banks at end of period	$1,616,910	$1,109,202	$1,616,910	$1,109,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$266,766	$133,205	$718,386	$361,239
Income taxes	56,435	55,438	207,005	189,471
Noncash items:
Loans transferred to other real estate owned	2,058	5,835	19,909	16,329

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

1.    BASIS OF PRESENTATION AND CHANGES IN ACCOUNTING ESTIMATES

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

Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2005 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

As discussed more fully in the management’s discussion and analysis section of this filing, during the three months ended September 30, 2006 the Company adjusted its valuation assumptions for retained beneficial interests from securitization transactions. The Company recognized a pretax impairment loss of $4.1 million on the carrying value of certain of these retained interests, which has been charged in the statement of income to loans sales and servicing income.

2.    CERTAIN RECENT ACCOUNTING PRONOUNCEMENTS

On September 20, 2006, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. EITF 06-5 provides that in determining the amount recognized as an asset, a policyholder should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. The amount that could be realized should be calculated at the individual policy level and consider any probable contractual limitations, including the exclusion of any additional amounts paid for the surrender of an entire group of policies. The Issue is effective for fiscal years beginning after December 15, 2006. Certain banking subsidiaries of the Company have life insurance arrangements that may be affected by these Issues. Management is evaluating the impact these Issues may have on the Company’s financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through other comprehensive income in the years in which changes occur. The Statement also requires an entity to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. While the Statement does not change the determination of net periodic benefit cost included in net income, it does expand disclosure requirements about certain effects on net periodic benefit cost that may arise in subsequent fiscal years. The recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006 for public entities. The measurement requirement is effective for fiscal years ending after December 15, 2008. Early adoption is encouraged, but must apply to all of an entity’s benefit plans. Management is evaluating the impact this Statement may have on the Company’s financial statements. However, due to the frozen status of the Company’s pension and postretirement plans, as disclosed in Note 8 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and other factors, management believes that the recognition and disclosure requirements of this Statement will not have a material impact on the Company’s financial statements.

On September 15, 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements; however, it does not expand the use of fair value measurements in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Management is evaluating the impact this Statement may have on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes that a tax position must meet a minimum more-likely-than-not threshold before it can be recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, FIN 48 removes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for calendar year-end companies. Management is evaluating the impact this Interpretation may have on the Company’s financial statements.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

In general, both SFAS 155 and SFAS 156 are effective as of the beginning of an entity’s fiscal year after September 15, 2006, or January 1, 2007 for calendar year-end companies. Management is evaluating the impact both of these Statements may have on the Company’s financial statements.

The Company’s adoption of SFAS No. 123R, Share-Based Payment, is discussed in Note 6.

3.    MERGER AND ACQUISITION ACTIVITY

On September 11, 2006, the Company announced that it had signed a definitive agreement to acquire The Stockmen’s Bancorp, Inc. (“Stockmen’s”), headquartered in Kingman, Arizona. As of September 30, 2006, Stockmen’s had approximately $1.2 billion of total assets, $1.1 billion of total deposits, and 32 branches in Arizona and 11 in central California. Consideration of approximately $206 million will consist of approximately 2.6 million shares of the Company’s common stock. The merger is subject to approval by regulators and by Stockmen’s shareholders. Upon completion of the transaction, which is expected in the first quarter of 2007, Stockmen’s parent company will merge into the Company and the banking subsidiary will merge into the Company’s NBA subsidiary.

Effective December 3, 2005, we acquired 100% of the outstanding stock of Amegy Bancorporation, Inc. headquartered in Houston, Texas. The tax-free merger included the formation of a new holding company, Amegy Corporation (“Amegy”), which became a wholly-owned subsidiary of the Company. The merger expanded the Company’s banking presence into Texas. Amegy’s results of operations for the month of December 2005 and for the nine months ended September 30, 2006 were included with the Company’s results of operations.

Details of the merger, including the allocation of the purchase price, are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The allocation of the purchase price is subject to change when the determination of Amegy’s asset and liability values is finalized within one year from the merger date. As of September 30, 2006, the allocation had not changed from December 31, 2005. Management currently anticipates that any changes will not be significant.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following unaudited pro forma condensed combined financial information presents the Company’s results of operations assuming the merger had taken place as of January 1, 2005. Also shown for comparative purposes are the historical results of operations for the Company without Amegy (in thousands, except per share amounts):

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Pro forma combined	Zions historical without Amegy	Pro forma combined	Zions historical without Amegy
Net interest income	$399,725	$340,652	$1,160,764	$986,531
Provision for loan losses	14,007	12,107	39,407	32,907
Noninterest income	140,939	110,495	409,669	319,326
Noninterest expense	317,063	247,718	940,847	729,002
Income before income taxes and minority interest	209,594	191,322	590,179	543,948
Net income	136,797	122,970	387,706	352,014

Net income per common share:
Basic	$1.31	$1.37	$3.72	$3.92
Diluted	1.28	1.34	3.64	3.84

Weighted average shares outstanding during the period:
Basic	104,331	89,980	104,252	89,901
Diluted	106,622	91,605	106,603	91,606

The above pro forma amounts do not reflect cost savings or revenue enhancements anticipated from the acquisition, and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

Merger related expenses for this merger of $2.5 million and $18.3 million for the three- and nine-month periods ended September 30, 2006 consisted of systems integration and related charges of $0.2 million and $10.3 million, and severance and other employee-related costs of $2.3 million and $8.0 million, respectively.

At September 30, 2006, Amegy’s unpaid accrual for certain exit and termination costs as of the merger date was approximately $3.8 million.

4.    LONG-TERM DEBT

On March 31, 2006, we filed an “automatic shelf registration statement” with the Securities and Exchange Commission (“SEC”) as a “well-known seasoned issuer.” The shelf registration replaced a previous shelf registration and covers security issuances of the Company, Zions Capital Trust C and Zions Capital Trust D.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

On September 28, 2006 under the new shelf registration, we issued $145 million of floating rate senior notes due September 15, 2008. The notes require quarterly interest payments at three-month LIBOR plus 0.12%. They are not redeemable prior to maturity and are not listed on any national securities exchange. Proceeds from the notes will be used to retire all of the remaining $98.4 million of 6.50% subordinated notes due October 15, 2011 and redeemable October 15, 2006, and applied to the redemption of the $176.3 million of 8.536% trust preferred securities due December 15, 2026 and redeemable December 15, 2006. The Company will incur a premium of approximately $7.3 million on the expected redemption of the trust preferred securities, which will be charged to the statement of income in the fourth quarter of 2006.

5.    SHAREHOLDERS’ EQUITY

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized gains (losses) on derivative instruments	Minimum pension liability	Total
Nine Months Ended September 30, 2006:
Balance, December 31, 2005	$(10,772)	$(50,264)	$(22,007)	$(83,043)
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses during the period, net of income tax benefit of $6,897	(11,134)			(11,134)
Foreign currency translation	646			646
Reclassification for net realized gains recorded in operations, net of income tax expense of $1,501	(2,424)			(2,424)
Net unrealized gains on derivative instruments, net of reclassification to operations of $(27,568) and income tax expense of $3,278		6,663		6,663

Other comprehensive income (loss)	(12,912)	6,663	–	(6,249)

Balance, September 30, 2006	$(23,684)	$(43,601)	$(22,007)	$(89,292)

Nine Months Ended September 30, 2005:
Balance, December 31, 2004	$19,774	$(9,493)	$(18,213)	$(7,932)
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses during the period, net of income tax benefit of $5,650	(9,122)			(9,122)
Foreign currency translation	(1,313)			(1,313)
Reclassification for net realized gains recorded in operations, net of income tax expense of $200	(323)			(323)
Net unrealized losses on derivative instruments, net of reclassification to operations of $10,618 and income tax benefit of $20,991		(33,398)		(33,398)

Other comprehensive loss	(10,758)	(33,398)	–	(44,156)

Balance, September 30, 2005	$9,016	$(42,891)	$(18,213)	$(52,088)

ZIONS BANCORPORATION AND SUBSIDIARIES

6.    SHARE-BASED COMPENSATION

We have a stock option and incentive plan which allows us to grant stock options and restricted stock to employees and nonemployee directors. The total shares authorized under the plan are 8,900,000 of which 6,679,070 shares are available for future grant as of September 30, 2006.

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

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. This accounting utilizes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions. We adopted SFAS 123R using the “modified prospective” transition method. Under this transition method, compensation expense is recognized beginning January 1, 2006 based on the requirements of SFAS 123R for all share-based payments granted after December 31, 2005, and based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remain unvested as of that date. Results of operations for prior periods have not been restated.

The adoption of SFAS 123R, compared to the previous accounting for share-based compensation under APB 25, reduced the Company’s income before income taxes and minority interest and net income along with the related basic and diluted per common share amounts as follows (in thousands, except per share amounts):

	September 30, 2006
	Three Months Ended	Nine Months Ended
Reduction in:
Income before income taxes and minority interest	$4,815	$12,881
Net income	3,597	9,166

Net income per common share:
Basic	$0.03	$0.09
Diluted	0.03	0.08

As required by SFAS 123R, upon adoption, we reclassified $11.1 million of unearned compensation related to restricted stock from deferred compensation and common stock.

ZIONS BANCORPORATION AND SUBSIDIARIES

The impact on net income and net income per common share if we had applied the provisions of SFAS 123 to stock options for the three- and nine-month periods ended September 30, 2005 was as follows (in thousands, except per share amounts):

	September 30, 2005
	Three Months Ended	Nine Months Ended
Net income, as reported	$122,970	$352,014
Deduct: Total share-based compensation expense determined under fair value based method for stock options, net of related tax effects	(3,002)	(7,456)

Pro forma net income	$119,968	$344,558

Net income per common share:
Basic – as reported	$1.37	$3.92
Basic – pro forma	1.33	3.83

Diluted – as reported	1.34	3.84
Diluted – pro forma	1.31	3.76

We classify all share-based awards as equity instruments and recognize the vesting of the awards ratably over their respective terms. As of September 30, 2006, compensation expense not yet recognized for nonvested share-based awards was approximately $49.2 million, which is expected to be recognized over a weighted average period of 1.4 years.

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense resulting from the exercise of share-based awards to be reported as a financing cash flow. For the three- and nine month periods ended September 30, 2006, this requirement reduced net operating cash flows and increased net financing cash flows by approximately $2.7 million and $12.7 million, respectively.

Stock Options

Options granted to employees vest at the rate of one third each year and expire seven years after the date of grant. Options granted to nonemployee directors vest in increments from six months to three and a half years and expire ten years after the date of grant.

In 2005, we discontinued our broad-based employee stock option plan under which options were made available to substantially all employees; however, existing options continue to vest at the rate of one third each year and expire four years after the date of grant.

For the three- and nine-month periods ended September 30, 2006, the additional compensation expense of $4.8 million and $12.9 million, respectively, for stock options under SFAS 123R is included in salaries and employee benefits in the statements of income with the corresponding increase, excluding the effects of stock option expense on subsidiary stock, included in common stock in shareholders’ equity. The related tax benefit recognized as a reduction of income tax expense was $1.2 million and $3.7 million, respectively, for the same periods.

During the three- and nine-month periods ended September 30, 2006, the amount of cash received from the exercise of stock options was $13.1 million and $68.5 million, respectively, and the tax benefit realized as a reduction of income taxes payable was $3.1 million and $14.4 million, respectively. Of these amounts, $0.4 million and $3.9 million reduced goodwill for the tax benefit of vested share-based awards converted in the Amegy acquisition that were exercised during the three- and nine-month periods, and $2.7 million and $10.5 million, respectively, were included in common stock as part of net stock options exercised.

ZIONS BANCORPORATION AND SUBSIDIARIES

Compensation expense was determined from the estimates of fair values of stock options granted using the Black-Scholes option-pricing model. We granted stock options in the second quarter of 2006, but did not grant any stock options in the first and third quarters of 2006. The following significant assumptions were used for options granted:

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

The following summarizes our stock option activity for the nine months ended September 30, 2006:

	Number of shares	Weighted average exercise price
Balance at December 31, 2005	7,497,566	$52.79
Granted	977,024	81.14
Exercised	(1,414,688)	49.23
Expired	(40,663)	52.05
Forfeited	(85,116)	61.81

Balance at September 30, 2006	6,934,123	57.40

Outstanding options exercisable as of September 30, 2006	4,416,162	$50.33

We issue new authorized shares for the exercise of stock options. During the three- and nine-month periods ended September 30, 2006, the total intrinsic value of options exercised was approximately $7.9 million and $44.3 million, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

Additional selected information on stock options at September 30, 2006 follows:

	Outstanding options			Exercisable options
Exercise price range	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of shares	Weighted average exercise price
$ 0.32 to $ 19.99	92,443	$11.92	0.9 (1)	92,443	$16.14
$ 20.00 to $ 39.99	189,562	27.76	2.5	189,562	27.76
$ 40.00 to $ 44.99	1,346,599	42.21	2.8	1,347,403	42.21
$ 45.00 to $ 49.99	377,219	48.29	4.7	370,219	48.28
$ 50.00 to $ 54.99	1,044,061	53.72	2.7	1,039,414	53.72
$ 55.00 to $ 59.99	1,629,474	56.95	4.7	924,742	56.97
$ 60.00 to $ 64.99	200,366	61.46	2.8	60,224	62.08
$ 65.00 to $ 69.99	204,350	67.29	6.7	141,398	67.47
$ 70.00 to $ 74.99	765,149	70.86	5.8	249,049	70.89
$ 75.00 to $ 82.92	1,084,900	80.58	6.6	1,708	75.58

	6,934,123	57.40	4.4 (1)	4,416,162	50.33

(1)	The weighted average remaining contractual life excludes 35,023 stock options which expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

For outstanding options at September 30, 2006, the aggregate intrinsic value was $156.7 million. For exercisable options at September 30, 2006, the aggregate intrinsic value was $131.8 million and the weighted average remaining contractual life was 3.6 years.

Restricted Stock

Restricted stock granted vests over four years. During the vesting period, the holder has full voting rights and receives dividend equivalents. For the three- and nine-month periods ended September 30, 2006, compensation expense recognized for issuances of restricted stock and included in salaries and employee benefits in the statement of income was $1.9 million and $4.8 million, respectively. Amounts for the corresponding periods in 2005 were $0.6 million and $1.0 million, respectively. The corresponding increase to shareholders’ equity was included in common stock. Compensation expense was determined based on the number of restricted shares granted and the market price of our common stock at the grant date.

The following summarizes our restricted stock activity for the nine months ended September 30, 2006:

	Number of shares	Weighted average grant price
Nonvested restricted shares at December 31, 2005	203,983	$68.99
Granted	289,125	80.14
Vested	(51,627)	71.42
Forfeited	(18,044)	75.14

Nonvested restricted shares at September 30, 2006	423,437	77.17

The total fair value of restricted stock vesting during the three- and nine-month periods ended September 30, 2006 was $0.4 million and $4.2 million, respectively. Amounts for the corresponding periods in 2005 were not significant.

ZIONS BANCORPORATION AND SUBSIDIARIES

7.    GUARANTEES

The following are guarantees issued by the Company (in thousands):

	September 30, 2006	December 31, 2005
Standby letters of credit:
Financial	$1,158,028	$1,015,019
Performance	311,424	240,763

	$1,469,452	$1,255,782

The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 contains further information on the nature of these letters of credit along with their terms and collateral requirements. At September 30, 2006, the carrying value recorded by the Company as a liability for these guarantees was $4.7 million.

Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.

As of September 30, 2006, the Parent has guaranteed approximately $476.1 million of debt issued by affiliated trusts issuing trust preferred securities. The trusts and related trust preferred securities are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Zions Bank provides a liquidity facility (“Liquidity Facility”) for a fee to Lockhart Funding, LLC (“Lockhart”), a QSPE securities conduit. Lockhart purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility contract, Zions Bank is required to purchase securities from Lockhart to provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Pursuant to the governing documents, including the liquidity agreement, if any security in Lockhart is downgraded below AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain credit enhancement from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of Zions Bank is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility commitment. At September 30, 2006, the book value of Lockhart’s securities portfolio was $4.7 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under the Liquidity Facility at September 30, 2006.

The FASB continues to deliberate other projects that propose to amend SFAS 140 in addition to those discussed in Note 2. These include criteria for legal isolation of transferred assets and restrictions on permitted activities of QSPEs. The proposed amendments, among other things, may require changes to the operating activities of QSPEs and other aspects relating to the transfer of financial assets. Subject to the requirements of any final standards when they are issued, Lockhart’s operations may need to be modified to preserve its off-balance sheet status.

ZIONS BANCORPORATION AND SUBSIDIARIES

8.    RETIREMENT PLANS

The following disclosures are required for interim financial statements by SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits (in thousands):

	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost (credit)	$168	$373	$(33)	$29	$426	$659	$32	$89
Interest cost (credit)	2,900	5,775	(105)	86	7,200	10,044	66	261
Expected return on plan assets	(3,447)	(6,833)	–	–	(8,627)	(12,041)	–	–
Amortization of net actuarial (gain) loss	672	1,238	108	(86)	1,655	1,958	(26)	(261)

Net periodic benefit cost (credit)	$293	$553	$(30)	$29	$654	$620	$72	$89

These disclosures include revisions made to the annual estimate of net periodic pension benefit cost by the Company’s actuary in the third quarters of 2006 and 2005.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, we expect to contribute $634 thousand in 2006 to meet estimated benefit payments to participants in our postretirement health and welfare plan. As of September 30, 2006, we have contributed $472 thousand of this amount and expect to contribute the remaining portion during the rest of 2006. In September 2006, we contributed $10 million to the pension plan. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s contributions for individual benefit payments in the postretirement plan were frozen in 2000 and participation and benefit accruals for the pension plan were frozen effective January 1, 2003.

9.    OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of September 30, 2006, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 111 branches in Utah and 24 in Idaho. CB&T operates 91 branches in California. Amegy operates 77 branches in Texas. NBA operates 53 branches in Arizona. NSB operates 72 branches in Nevada. Vectra operates 39 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. The operating segment identified as “Other” includes the Parent, certain nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO, and eliminations of transactions between segments. Results for Amegy only include the three- and nine month periods ended September 30, 2006.

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended September 30, 2006 and 2005:

	Zions Bank		CB&T		Amegy		NBA		NSB
(In millions)	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$122.1	$104.2	$122.5	$113.3	$77.4		$56.4	$48.3	$51.5	$44.7
Hedge income recorded directly at subsidiary	(0.6)	(0.3)	(5.8)	(0.5)	(0.6)		(1.3)	0.4	(1.3)	0.2
Allocated hedge income	0.3	0.7	–	–	–		(0.1)	(0.2)	–	(0.1)

Net interest income	121.8	104.6	116.7	112.8	76.8		55.0	48.5	50.2	44.8
Provision for loan losses	1.7	6.0	5.0	4.5	2.8		0.9	1.9	1.7	(0.9)

Net interest income after provision for loan losses	120.1	98.6	111.7	108.3	74.0		54.1	46.6	48.5	45.7
Noninterest income	61.1	68.7	22.7	19.1	29.5		7.0	6.0	8.5	7.7
Amortization of core deposit and other intangibles	0.4	0.5	1.9	1.9	7.1		0.4	0.5	0.2	0.2
Other noninterest expense	106.4	97.7	59.7	57.7	65.2		26.2	23.8	28.3	26.6

Income before income taxes and minority interest	74.4	69.1	72.8	67.8	31.2		34.5	28.3	28.5	26.6
Income tax expense (benefit)	25.4	23.1	29.4	27.3	9.6		13.8	11.2	10.0	9.2
Minority interest	–	–	–	–	0.5		–	–	–	–

Net income (loss)	$49.0	$46.0	$43.4	$40.5	$21.1		$20.7	$17.1	$18.5	$17.4

AVERAGE BALANCE SHEET DATA
Assets	$13,882	$12,497	$10,739	$10,236	$9,188		$4,509	$3,972	$3,984	$3,693
Net loans and leases	9,768	8,523	8,139	7,269	5,794		4,005	3,464	3,257	2,791
Deposits	9,945	8,620	8,390	8,627	6,441		3,467	3,420	3,370	3,271
Shareholder’s equity	933	791	1,133	1,048	1,786		339	289	265	234

	Vectra		TCBW		Other		Consolidated Company
(In millions)	2006	2005	2006	2005	2006	2005	2006	2005
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$25.5	$22.6	$8.7	$7.5	$(4.7)	$0.2	$459.4	$340.8
Hedge income recorded directly at subsidiary	(1.9)	(0.1)	(0.5)	(0.1)	(0.8)	0.2	(12.8)	(0.2)
Allocated hedge income	(0.1)	(0.3)	(0.1)	(0.1)	–	–	–	–

Net interest income	23.5	22.2	8.1	7.3	(5.5)	0.4	446.6	340.6
Provision for loan losses	2.1	0.3	0.2	0.3	–	–	14.4	12.1

Net interest income after provision for loan losses	21.4	21.9	7.9	7.0	(5.5)	0.4	432.2	328.5
Noninterest income	8.0	6.3	0.5	0.4	8.0	2.3	145.3	110.5
Amortization of core deposit and other intangibles	0.5	0.5	–	–	0.2	0.1	10.7	3.7
Other noninterest expense	20.4	21.6	3.4	3.0	9.7	13.6	319.3	244.0

Income before income taxes and minority interest	8.5	6.1	5.0	4.4	(7.4)	(11.0)	247.5	191.3
Income tax expense (benefit)	3.0	2.2	1.6	1.3	(9.0)	(6.1)	83.8	68.2
Minority interest	–	–	–	–	9.5	0.1	10.0	0.1

Net income (loss)	$5.5	$3.9	$3.4	$3.1	$(7.9)	$(5.0)	$153.7	$123.0

AVERAGE BALANCE SHEET DATA
Assets	$2,332	$2,324	$800	$781	$(754)	$(285)	$44,680	$33,218
Net loans and leases	1,648	1,511	417	375	78	76	33,106	24,009
Deposits	1,654	1,645	457	429	(760)	(1,205)	32,964	24,807
Shareholder’s equity	307	296	54	50	(271)	265	4,546	2,973

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the nine months ended September 30, 2006 and 2005:

	Zions Bank		CB&T		Amegy		NBA		NSB
(In millions)	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$344.1	$300.7	$365.6	$330.9	$227.8		$162.1	$134.8	$149.6	$123.9
Hedge income recorded directly at subsidiary	(1.6)	2.6	(12.9)	2.4	(0.6)		(2.1)	1.3	(2.5)	1.1
Allocated hedge income	0.4	(0.5)	–	–	–		(0.1)	0.1	–	–

Net interest income	342.9	302.8	352.7	333.3	227.2		159.9	136.2	147.1	125.0
Provision for loan losses	15.6	19.7	11.5	7.0	5.1		3.5	4.8	6.6	(0.4)

Net interest income after provision for loan losses	327.3	283.1	341.2	326.3	222.1		156.4	131.4	140.5	125.4
Noninterest income	185.4	200.1	61.0	56.7	85.4		19.0	16.5	23.3	23.4
Amortization of core deposit and other intangibles	1.4	1.5	5.6	5.6	21.3		1.3	1.5	0.4	0.4
Other noninterest expense	306.7	284.7	180.0	177.3	191.2		76.8	70.5	83.3	77.5

Income before income taxes and minority interest	204.6	197.0	216.6	200.1	95.0		97.3	75.9	80.1	70.9
Income tax expense (benefit)	69.1	65.2	87.8	80.7	29.4		38.6	30.2	27.9	24.5
Minority interest	(0.1)	(0.1)	–	–	0.5		–	–	–	–

Net income (loss)	$135.6	$131.9	$128.8	$119.4	$65.1		$58.7	$45.7	$52.2	$46.4

AVERAGE BALANCE SHEET DATA
Assets	$13,516	$12,367	$10,908	$10,165	$9,176		$4,375	$3,809	$3,872	$3,518
Net loans and leases	9,213	8,265	7,980	7,163	5,591		3,863	3,297	3,109	2,679
Deposits	9,656	8,335	8,437	8,450	6,490		3,522	3,255	3,281	3,086
Shareholder’s equity	874	771	1,113	1,044	1,786		317	279	251	228

	Vectra		TCBW		Other		Consolidated Company
(In millions)	2006	2005	2006	2005	2006	2005	2006	2005
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$74.7	$64.7	$26.2	$21.5	$(16.9)	$(0.6)	$1,333.2	$975.9
Hedge income recorded directly at subsidiary	(4.2)	1.5	(1.3)	0.1	(2.3)	1.6	(27.5)	10.6
Allocated hedge income	(0.2)	0.3	(0.1)	0.1	–	–	–	–

Net interest income	70.3	66.5	24.8	21.7	(19.2)	1.0	1,305.7	986.5
Provision for loan losses	2.9	0.9	0.6	0.9	0.1	–	45.9	32.9

Net interest income after provision for loan losses	67.4	65.6	24.2	20.8	(19.3)	1.0	1,259.8	953.6
Noninterest income	20.7	19.8	1.4	1.2	15.1	1.6	411.3	319.3
Amortization of core deposit and other intangibles	1.6	1.6	–	–	0.5	0.2	32.1	10.8
Other noninterest expense	62.4	63.8	10.2	9.2	44.8	35.2	955.4	718.2

Income before income taxes and minority interest	24.1	20.0	15.4	12.8	(49.5)	(32.8)	683.6	543.9
Income tax expense (benefit)	8.7	7.1	5.0	3.9	(28.6)	(17.3)	237.9	194.3
Minority interest	–	–	–	–	8.7	(2.3)	9.1	(2.4)

Net income (loss)	$15.4	$12.9	$10.4	$8.9	$(29.6)	$(13.2)	$436.6	$352.0

AVERAGE BALANCE SHEET DATA
Assets	$2,314	$2,302	$796	$761	$(1,246)	$(390)	$43,711	$32,532
Net loans and leases	1,595	1,480	409	373	75	86	31,835	23,343
Deposits	1,623	1,592	455	425	(1,073)	(1,198)	32,391	23,945
Shareholder’s equity	301	312	52	50	(266)	208	4,428	2,892

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

(In thousands, except per share and ratio data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change

EARNINGS
Taxable-equivalent net interest income	$452,606	$345,826	30.88%	$1,323,691	$1,002,034	32.10%
Taxable-equivalent revenue	597,935	456,321	31.03%	1,735,019	1,321,360	31.31%
Net interest income	446,511	340,652	31.08%	1,305,685	986,531	32.35%
Noninterest income	145,329	110,495	31.53%	411,328	319,326	28.81%
Provision for loan losses	14,363	12,107	18.63%	45,897	32,907	39.47%
Noninterest expense	330,028	247,718	33.23%	987,511	729,002	35.46%
Income before income taxes and minority interest	247,449	191,322	29.34%	683,605	543,948	25.67%
Income taxes	83,790	68,200	22.86%	237,869	194,279	22.44%
Minority interest	9,985	152	6,469.08%	9,119	(2,345)	488.87%
Net income	153,674	122,970	24.97%	436,617	352,014	24.03%

PER COMMON SHARE
Net income (diluted)	1.42	1.34	5.97%	4.04	3.84	5.21%
Dividends	0.36	0.36	–	1.08	1.08	–
Book value				43.47	33.30	30.54%

SELECTED RATIOS
Return on average assets	1.36%	1.47%		1.34%	1.45%
Return on average common equity	13.41%	16.41%		13.18%	16.27%
Efficiency ratio	55.19%	54.29%		56.92%	55.17%
Net interest margin	4.58%	4.59%		4.64%	4.57%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

(In thousands, except share and ratio data)	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change

AVERAGE BALANCES
Total assets	$44,680,382	$33,218,477	34.50%	$43,710,533	$32,531,725	34.36%
Securities	5,605,249	4,993,735	12.25%	5,849,953	5,091,701	14.89%
Net loans and leases	33,105,716	24,009,024	37.89%	31,834,510	23,343,316	36.38%
Goodwill	1,881,708	638,957	194.50%	1,884,462	640,151	194.38%
Core deposit and other intangibles	175,259	52,276	235.26%	185,619	53,964	243.97%
Total deposits	32,964,029	24,807,387	32.88%	32,390,954	23,945,430	35.27%
Core deposits (1)	29,427,975	23,029,389	27.78%	29,394,957	22,376,328	31.37%
Minority interest	37,854	26,220	44.37%	31,556	25,270	24.88%
Shareholders’ equity	4,545,990	2,972,615	52.93%	4,428,182	2,892,162	53.11%

Weighted average common and common- equivalent shares outstanding	108,061,423	91,605,279	17.96%	107,949,894	91,606,315	17.84%

AT PERIOD END
Total assets				$45,777,747	$33,422,701	36.97%
Securities				5,817,571	4,992,339	16.53%
Net loans and leases				33,706,110	23,930,017	40.85%
Sold loans being serviced (2)				2,796,644	3,561,818	(21.48)%
Allowance for loan losses				356,342	287,237	24.06%
Allowance for unfunded lending commitments				18,637	15,830	17.73%
Goodwill				1,884,328	639,120	194.83%
Core deposit and other intangibles				168,135	47,670	252.71%
Total deposits				33,640,991	25,399,741	32.45%
Core deposits (1)				30,027,827	23,507,531	27.74%
Minority interest				41,158	26,719	54.04%
Shareholders’ equity				4,643,166	2,999,173	54.81%

Common shares outstanding				106,804,606	90,067,016	18.58%

Average equity to average assets	10.17%	8.95%		10.13%	8.89%
Common dividend payout	25.00%	26.47%		26.31%	27.74%
Tangible common equity ratio				5.92%	7.06%
Nonperforming assets				74,815	83,101	(9.97)%
Accruing loans past due 90 days or more				20,407	15,836	28.86%
Nonperforming assets to net loans and leases and other real estate owned at period end				0.22%	0.35%

(1)	Amount consists of total deposits excluding time deposits $100,000 and over.
(2)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

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

Share-Based Compensation

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted under SFAS 123R and for the pro forma presentations in prior periods. Use of the assumptions described in Note 6 is subjective and requires judgment. The adoption of SFAS 123R decreased income before income taxes and net income by approximately $4.8 million and $3.6 million, respectively, for the three months ended September 30, 2006, or $0.03 per diluted share, and $12.9 million and $9.2 million, respectively for the nine months ended September 30, 2006, or $0.08 per diluted share. The Company currently estimates that the adoption of SFAS 123R will reduce 2006 pretax income by approximately $17 million. In 2005, the Company began granting shares of restricted stock in connection with the adoption of a new stock option and incentive plan. See Note 6 for additional information on stock options and restricted stock.

Securitization Transactions

During the third quarter of 2006, the Company adjusted its valuation assumptions for retained beneficial interests under the rules contained in Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, (“EITF 99-20”). These rules require the Company to periodically update its assumptions used to compute estimated cash flows for its retained beneficial interests and compare the net present value of these cash flows to the carrying value. The Company complies with EITF 99-20 by evaluating and updating its default assumption as compared to the historical credit losses and the credit loss expectation of the portfolio and its prepayment speed assumption as compared to the historical prepayment speeds and prepayment rate expectation. During this re-evaluation, the Company also decreased its discount rate from 15% to a range of 13%-14% on the eight SBA retained interest securities based on an analysis as required by EITF 99-20. An impairment charge is required under EITF 99-20 if the estimated market yield is lower than the current accretable yield and the security has a market value less than its carrying value.

The Company’s portfolio has eight SBA retained interest securities and four of the securities required impairment charges at September 30, 2006 following the application of EITF 99-20. As a result, the Company recorded an impairment loss on the value of the retained beneficial interests of $4.1 million before income taxes resulting in a $2.5 million reduction of net income or $(0.02) per diluted share. The primary factor that influenced the impairment of the four securities was higher prepayment speeds than was previously estimated.

ZIONS BANCORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

As previously disclosed, the Company completed its acquisition of Amegy Bancorporation, Inc. in December 2005. All comparisons to 2005 periods reflect the effects of the Amegy acquisition.

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “Zions,” “the Company,” “we,” “our”) reported net income of $153.7 million, or $1.42 per diluted share for the third quarter of 2006 compared with $123.0 million, or $1.34 per diluted share for the third quarter of 2005. The annualized return on average assets was 1.36% for the third quarter of 2006 compared to 1.47% for the third quarter of 2005. For the same comparative periods, the annualized return on average common equity was 13.41% compared to 16.41%. The efficiency ratio for the third quarter of 2006 was 55.2% compared to 57.4% for the second quarter of 2006 and 54.3% for the third quarter of 2005. However, the efficiency ratio this quarter was favorably impacted by the inclusion in revenue of the full amount of venture capital gains discussed under “Noninterest Income.” When adjusted to exclude from revenue the minority interest related to these venture capital gains, the efficiency ratio would be 56.1%.

Net income for the first nine months of 2006 was $436.6 million or $4.04 per diluted share, compared to $352.0 million or $3.84 per diluted share for the first nine months of 2005. For the first nine months of 2006, the annualized return on average assets was 1.34% compared to 1.45% for the same period of 2005. For the same comparative periods, the annualized return on average common equity was 13.18% compared to 16.27%. The efficiency ratio for the first nine months of 2006 was 56.9% compared to 55.2% for 2005.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the third quarter of 2006 increased 30.9% to $452.6 million compared with $345.8 million for the comparable period of 2005. The increase reflects primarily the acquisition of Amegy and strong growth in the loan portfolio. For the first nine months of 2006, net interest income on a fully taxable-equivalent basis was $1.3 billion, an increase of 32.1% compared to $1.0 billion in 2005. The incremental tax rate used for calculating all taxable-equivalent adjustments is 35% for all periods presented.

The Company’s net interest margin was 4.58% for the third quarter of 2006, compared to 4.64% for the second quarter of 2006 and 4.59% for the third quarter of 2005. The net interest margin has remained relatively stable during the last twelve months, although the strong loan growth coupled with weaker low-cost deposit growth has required the use of alternative, more expensive sources of funding in recent quarters. This has placed downward pressure on the net interest margin since its recent peak in the first quarter of 2006.

One of the challenges we continue to face in 2006 is an increase in pricing pressures on both loans and deposits as the economy expands and competition for good business increases. Reflecting this pricing pressure and the changing composition of funding sources just described, the spread on average interest-bearing funds for the third quarter for 2006 was 3.69%, down from 3.81% and 3.93% from the second quarter of 2006 and third quarter of 2005, respectively. The yield on average earning assets increased 21 basis points during the third quarter of 2006 compared to the second quarter and 99 basis points compared to the third quarter of 2005. The average rate paid this quarter on interest-bearing funds increased 33 basis points from the second quarter and 123 basis points from the third quarter of 2005.

The Company expects to continue its efforts to maintain a slightly “asset sensitive” position with regard to interest rate risk. However, our estimates of the Company’s actual position are highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
(In thousands)	Average balance	Amount of interest (1)	Average rate	Average balance	Amount of interest (1)	Average rate
ASSETS
Money market investments	$461,418	$6,431	5.53%	$915,954	$7,723	3.35%
Securities:
Held to maturity	643,942	11,036	6.80%	641,745	11,159	6.90%
Available for sale	4,825,151	69,292	5.70%	3,866,988	50,582	5.19%
Trading account	136,156	1,621	4.72%	485,002	4,753	3.89%

Total securities	5,605,249	81,949	5.80%	4,993,735	66,494	5.28%

Loans:
Loans held for sale	259,540	4,275	6.53%	187,692	2,462	5.20%
Net loans and leases (2)	32,846,176	645,183	7.79%	23,821,332	411,772	6.86%

Total loans and leases	33,105,716	649,458	7.78%	24,009,024	414,234	6.85%

Total interest-earning assets	39,172,383	737,838	7.47%	29,918,713	488,451	6.48%

Cash and due from banks	1,458,223			1,123,297
Allowance for loan losses	(351,495)			(284,423)
Goodwill	1,881,708			638,957
Core deposit and other intangibles	175,259			52,276
Other assets	2,344,304			1,769,657

Total assets	$44,680,382			$33,218,477

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$5,298,397	21,223	1.59%	$4,341,774	9,498	0.87%
Money market	10,526,512	88,187	3.32%	9,006,189	50,041	2.20%
Time under $100,000	2,093,886	20,664	3.92%	1,522,194	10,941	2.85%
Time $100,000 and over	3,536,054	40,876	4.59%	1,777,998	14,954	3.34%
Foreign	2,043,999	25,095	4.87%	715,838	5,641	3.13%

Total interest-bearing deposits	23,498,848	196,045	3.31%	17,363,993	91,075	2.08%

Borrowed funds:
Securities sold, not yet purchased	62,661	715	4.53%	503,722	4,660	3.67%
Federal funds purchased and security repurchase agreements	2,725,315	31,547	4.59%	2,186,773	16,368	2.97%
Commercial paper	246,220	3,375	5.44%	143,239	1,294	3.58%
FHLB advances and other borrowings:
One year or less	832,503	11,331	5.40%	107,606	891	3.29%
Over one year	133,124	1,859	5.54%	226,786	2,885	5.05%
Long-term debt	2,458,900	40,360	6.51%	1,701,575	25,452	5.93%

Total borrowed funds	6,458,723	89,187	5.48%	4,869,701	51,550	4.20%

Total interest-bearing liabilities	29,957,571	285,232	3.78%	22,233,694	142,625	2.55%

Noninterest-bearing deposits	9,465,181			7,443,394
Other liabilities	673,786			542,554

Total liabilities	40,096,538			30,219,642
Minority interest	37,854			26,220
Total shareholders’ equity	4,545,990			2,972,615

Total liabilities and shareholders’ equity	$44,680,382			$33,218,477

Spread on average interest-bearing funds			3.69%			3.93%
Taxable-equivalent net interest income and net yield on interest-earning assets		$452,606	4.58%		$345,826	4.59%

(1) Taxable-equivalent rates used where applicable.

(2) Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (Continued)

(Unaudited)

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
(In thousands)	Average balance	Amount of interest (1)	Average rate	Average balance	Amount of interest (1)	Average rate
ASSETS
Money market investments	$482,621	$18,188	5.04%	$865,182	$18,402	2.84%
Securities:
Held to maturity	640,245	32,712	6.83%	640,090	33,245	6.94%
Available for sale	5,053,420	214,249	5.67%	3,919,114	149,204	5.09%
Trading account	156,288	5,690	4.87%	532,497	15,832	3.98%

Total securities	5,849,953	252,651	5.77%	5,091,701	198,281	5.21%

Loans:
Loans held for sale	266,050	12,376	6.22%	190,604	6,683	4.69%
Net loans and leases (2)	31,568,460	1,791,205	7.59%	23,152,712	1,153,991	6.66%

Total loans and leases	31,834,510	1,803,581	7.57%	23,343,316	1,160,674	6.65%

Total interest-earning assets	38,167,084	2,074,420	7.27%	29,300,199	1,377,357	6.29%

Cash and due from banks	1,479,054			1,073,089
Allowance for loan losses	(345,925)			(278,708)
Goodwill	1,884,462			640,151
Core deposit and other intangibles	185,619			53,964
Other assets	2,340,239			1,743,030

Total assets	$43,710,533			$32,531,725

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$5,050,281	51,566	1.37%	$4,322,260	25,498	0.79%
Money market	10,850,821	241,598	2.98%	8,890,776	124,013	1.86%
Time under $100,000	2,012,586	53,998	3.59%	1,463,881	28,398	2.59%
Time $100,000 and over	2,995,997	93,296	4.16%	1,569,102	35,780	3.05%
Foreign	1,964,021	66,250	4.51%	573,938	11,802	2.75%

Total interest-bearing deposits	22,873,706	506,708	2.96%	16,819,957	225,491	1.79%

Borrowed funds:
Securities sold, not yet purchased	60,818	2,052	4.51%	507,137	13,903	3.67%
Federal funds purchased and security repurchase agreements	2,734,524	86,520	4.23%	2,314,856	44,783	2.59%
Commercial paper	215,100	8,217	5.11%	149,637	3,471	3.10%
FHLB advances and other borrowings:
One year or less	550,737	21,632	5.25%	269,859	5,837	2.89%
Over one year	153,524	6,443	5.61%	227,319	8,587	5.05%
Long-term debt	2,479,316	119,157	6.43%	1,694,642	73,251	5.78%

Total borrowed funds	6,194,019	244,021	5.27%	5,163,450	149,832	3.88%

Total interest-bearing liabilities	29,067,725	750,729	3.45%	21,983,407	375,323	2.28%

Noninterest-bearing deposits	9,517,248			7,125,473
Other liabilities	665,822			505,413

Total liabilities	39,250,795			29,614,293
Minority interest	31,556			25,270
Total shareholders’ equity	4,428,182			2,892,162

Total liabilities and shareholders’ equity	$43,710,533			$32,531,725

Spread on average interest-bearing funds			3.82%			4.01%
Taxable-equivalent net interest income andnet yield on interest-earning assets		$1,323,691	4.64%		$1,002,034	4.57%

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

The provision for loan losses for the third quarter was $14.4 million compared to $12.1 million for the same period in 2005. On an annualized basis, the provision was 0.17% and 0.20% of average loans for the third quarters of 2006 and 2005, respectively. The provision for unfunded lending commitments was $1.0 million for the third quarter of 2006 compared to $0.4 million for the third quarter of 2005. When combined, the provisions for credit losses for the third quarter of 2006 were $15.4 million compared to $12.5 million for the third quarter of 2005.

The provision for loan losses for the first nine months of 2006 was $45.9 million, 39.5% greater than the $32.9 million provision for the first nine months of 2005. The increased loan loss provision for the nine months is primarily impacted by strong net loan growth of $3.6 billion during the first nine months of 2006, which includes Amegy, as compared to $1.3 billion net loan growth during the first nine months of 2005. The provision for unfunded lending commitments was $0.5 million for the first nine months of 2006 compared to $3.1 million for the same period in 2005. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and fundings. The related provision will generally reflect these fluctuations.

Noninterest Income

Compared with the third quarter of 2005, noninterest income for the third quarter of 2006 increased 31.5%, or $34.8 million. The increases in total and individual categories of noninterest income for the third quarter of 2006 compared to the third quarter of 2005 were mainly due to the Amegy acquisition. Significant changes and trends in noninterest income categories not resulting from the Amegy acquisition are discussed as follows.

Excluding Amegy, loan sales and servicing income decreased $10.0 million for the third quarter of 2006 compared to the third quarter of 2005. The decrease includes a $4.1 million impairment loss on capitalized residual cash flows from certain previous small business loan securitizations and lower servicing income due to lower loan balances being serviced during the third quarter of 2006. In addition, the Company recognized a gain of $2.6 million during the third quarter of 2005 from the securitization of small business loans; however, the Company did not securitize any loans during the third quarter of 2006.

Net equity securities gains increased $12.1 million to $13.2 million for the third quarter of 2006 compared to $1.1 million for the third quarter of 2005. The increase was primarily due to $12.9 million of net gains on venture capital investments. Net of related minority interest of $9.5 million, income taxes and other expenses, venture capital investments contributed $1.7 million to net income in the third quarter of 2006. Fixed income securities gains were $1.6 million for the third quarter of 2006 compared to $0.3 million for the comparative period of 2005.

ZIONS BANCORPORATION AND SUBSIDIARIES

Noninterest income for the first nine months of 2006 of $411.3 million increased 28.8% from $319.3 million for the first nine months of 2005. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Trust and investment management income for the first nine months of 2006 increased 29.7% compared to the same period in 2005 as a result of increases in fees from the Amegy acquisition and increased fees from the trust and investment management business. Excluding the Amegy acquisition, trust and investment management income for the first nine months of 2006 increased 11.9%.

Dividends and other investment income for the first nine months of 2006, excluding Amegy, decreased $3.3 million or 14.8% compared with the same period in 2005. The decrease is primarily due to lower equity earnings from various investments in unconsolidated companies.

Noninterest Expense

Noninterest expense for the third quarter of 2006 of $330.0 million increased $82.3 million or 33.2% over the $247.7 million for the third quarter of 2005. The increases in total and individual categories of noninterest expense for the third quarter of 2006 compared to the third quarter of 2005 were mainly due to the Amegy acquisition. The Company’s efficiency ratio was 55.2% for the third quarter of 2006 compared to 54.3% for the same period of 2005. However, the efficiency ratio this quarter was favorably impacted by the inclusion in revenue of the full amount of venture capital gains noted previously. When adjusted to exclude from revenue the minority interest related to these venture capital gains, the efficiency ratio would be 56.1%. The deterioration in the efficiency ratio reflects higher noninterest expenses, including merger related expenses and amortization of intangibles related to the acquisition of Amegy, and a higher cost structure at Amegy. Significant changes and trends in noninterest expense categories not resulting from the Amegy acquisition are discussed as follows.

Salaries and employee benefits increased $48.0 million or 33.6%, compared to the third quarter of 2005. Excluding Amegy-related salaries and employee benefits of $34.1 million and share-based compensation expense of $4.8 million due to the adoption of SFAS 123R, salaries and employee benefits increased $9.1 million or 6.4%. In addition to salary increases and increased staffing levels in selected areas, this increase was also due to increased staffing for sales and business development and to the redeployment of technical staff from the Amegy conversion to other systems conversions.

Noninterest expense for the first nine months of 2006 of $987.5 million increased 35.5% from $729.0 million for the first nine months of 2005. The Company’s efficiency ratio was 56.9% for the first nine months of 2006 compared to 55.2% for the same period of 2005. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Excluding the impact of the Amegy acquisition, salaries and employee benefits for the first nine months of 2006 increased $39.2 million or 9.4% when compared to the same period in 2005, primarily as a result of share-based compensation costs due to the adoption of SFAS 123R, salary increases, and increased staffing levels in selected areas.

See Note 3 of Notes to Consolidated Financial Statements for an explanation of the $18.3 million of Amegy merger related expenses incurred during the first nine months of 2006.

At September 30, 2006, the Company had 10,255 full-time equivalent employees, 470 domestic branches, and 575 ATMs, compared to 7,977 full-time equivalent employees, 389 domestic branches, and 475 ATMs at September 30, 2005.

ZIONS BANCORPORATION AND SUBSIDIARIES

Income Taxes

The Company’s income tax expense increased to $83.8 million for the third quarter of 2006 compared to $68.2 million for the same period in 2005. The Company’s effective income tax rates, including the effects of minority interest, were 35.3% and 35.7% for the third quarters of 2006 and 2005, respectively. The effective income tax rates for the first nine months of 2006 and 2005 were 35.3% and 35.6% respectively. As discussed in previous filings, the Company has received federal income tax credits under the Community Development Financial Institutions Fund set up by the U.S. Government that will be recognized over a seven-year period from the year of the investment. The effect of these tax credits was to reduce income tax expense by $3.2 million for the first nine months of 2006 and $2.6 million for the first nine months of 2005. The effective tax rates reflect a lower proportion of tax exempt income to total income, offset by the increased tax credits.

ZIONS BANCORPORATION AND SUBSIDIARIES

BALANCE SHEET ANALYSIS

As previously discussed, the Company completed its acquisition of Amegy Bancorporation, Inc. in December 2005. The Company’s consolidated balance sheets at September 30, 2006 and December 31, 2005 include Amegy.

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 30.3% to $38.2 billion for the nine months ended September 30, 2006 compared to $29.3 billion for the comparable period in 2005. Interest-earning assets comprised 87.3% of total average assets for the first nine months of 2006, compared with 90.1% for the comparable period of 2005. The decreased percentage is mainly a result of increased goodwill and other intangible assets from the Amegy acquisition. Average interest-earning assets as a percentage of total average assets for the third quarter of 2006 was 87.7% compared to 87.4% for the second quarter and 86.9% for the first quarter.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, decreased 44.2% to $482.6 million for the first nine months of 2006 compared to $865.2 million for the first nine months of 2005. Reductions in money market instruments have been used to fund new loan growth. Average net loans and leases for the first nine months of 2006 increased by 36.4% when compared to the same period in 2005.

Investment Securities Portfolio

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

	September 30, 2006		December 31, 2005		September 30, 2005
(In millions)	Amortized cost	Estimated market value	Amortized cost	Estimated market value	Amortized cost	Estimated market value

HELD TO MATURITY
Municipal securities	$663	$655	$650	$642	$643	$641

AVAILABLE FOR SALE
U.S. Treasury securities	92	92	42	43	35	36
U.S. Government agencies and corporations:
Small Business Administration loan-backed securities	936	931	786	782	748	746
Other agency securities	608	599	688	683	254	251
Municipal securities	224	227	266	267	90	91
Mortgage/asset-backed and other debt securities	2,982	2,952	3,311	3,308	2,593	2,613

	4,842	4,801	5,093	5,083	3,720	3,737

Other securities:
Mutual funds	254	254	217	216	255	254
Stock	6	7	7	7	6	7

	260	261	224	223	261	261

	5,102	5,062	5,317	5,306	3,981	3,998

Total	$5,765	$5,717	$5,967	$5,948	$4,624	$4,639

The amortized cost of investment securities at September 30, 2006 decreased 3.4% from the amount at December 31, 2005 but was up 24.7% from the balance at September 30, 2005 as a result of the Amegy acquisition. During the first nine months of 2006, some proceeds from maturities and prepayments of investment securities were used in part to fund new loan growth.

ZIONS BANCORPORATION AND SUBSIDIARIES

We review investment securities on an ongoing basis for other than temporary impairment taking into consideration current market conditions, offering prices, trends and volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. Our review did not result in an other than temporary impairment adjustment during the third quarter of 2006.

The investment securities portfolio at September 30, 2006 includes $954 million of nonrated, fixed income securities, compared to $1,035 million at December 31, 2005 and $1,054 million at September 30, 2005. These securities include nonrated municipal securities as well as nonrated, asset-backed subordinated tranches. The securities primarily are a result of the Company’s municipal finance advisory business and its small business loan securitizations.

Loan Portfolio

Net loans and leases at September 30, 2006 were $33.7 billion, an annualized increase of 15.8% from December 31, 2005 and an increase of 40.9% over the balance at September 30, 2005. The Company’s strong loan growth continued in the third quarter with net loans and leases increasing $1.0 billion.

The following table sets forth the loan portfolio by type of loan:

(In millions)	September 30, 2006	December 31, 2005	September 30, 2005
Loans held for sale	$268	$256	$213

Commercial lending:
Commercial and industrial	7,846	7,192	4,885
Leasing	420	373	359
Owner occupied	5,855	4,825	4,063

Total commercial lending	14,121	12,390	9,307

Commercial real estate:
Construction and land development	7,362	6,065	4,471
Term	4,960	4,640	4,051

Total commercial real estate	12,322	10,705	8,522

Consumer:
Home equity credit line and other consumer real estate	1,944	1,831	1,659
1-4 family residential	4,255	4,130	3,574
Bankcard and other revolving plans	281	207	195
Other	458	537	437

Total consumer	6,938	6,705	5,865

Foreign loans	3	5	5

Other receivables	200	191	125

Total loans	$33,852	$30,252	$24,037

The strong loan growth for commercial and commercial real estate lending was widely diversified across our geographical footprint and consistent with the economic activity in that area. However, in recent quarters loan growth rates have slowed at CB&T, NBA and NSB, and have increased at Amegy, Zions Bank and Vectra. Management believes it is likely this loan growth will remain strong, but may slow somewhat in the next few quarters.

ZIONS BANCORPORATION AND SUBSIDIARIES

Sold Loans Being Serviced

Zions performs loan servicing on both loans that it holds in its portfolios and also on loans that are owned by third party investor-owned trusts. In addition, Zions has securitized and sold a portion of the loans that it originates, and in many instances provides the servicing on these loans as a condition of the sale.

	Sold loans being serviced		Residual interests on balance sheet at September 30, 2006
(In millions)	Sales for nine months ended September 30, 2006	Outstanding balance at September 30, 2006	Subordinated retained interests	Capitalized residual cash flows	Total
Home equity credit lines	$133	$317	$9	$6	$15
Small business loans	–	1,930	222	85	307
SBA 7(a) loans	22	143	–	2	2
Farmer Mac	33	407	–	5	5

Total	$188	$2,797	$231	$98	$329

Securitized loans being serviced for others totaled $2.8 billion at the end of the third quarter of 2006, $3.4 billion at December 31, 2005 and $3.6 billion at September 30, 2005.

As of September 30, 2006, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $329 million in connection with the $2.8 billion of sold loans being serviced. As is a common practice with securitized transactions, the Company had retained subordinated interests in the securitized assets that totaled $231 million at September 30, 2006, and represented junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as “excess servicing,” of $98 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

As of September 30, 2006, conforming long-term first mortgage real estate loans being serviced for others were $1,238 million, compared with $1,274 million at December 31, 2005 and $423 million at September 30, 2005. The increase from September 30, 2005 reflects the acquisition of Amegy.

Other Noninterest-Bearing Investments

As of September 30, 2006, the Company had $1,006 million of other noninterest-bearing investments compared with $939 million at December 31, 2005 and $708 million at September 30, 2005.

(In millions)	September 30, 2006	December 31, 2005	September 30, 2005
Bank-owned life insurance	$620	$605	$417
Federal Home Loan Bank and Federal Reserve stock	187	153	128
SBIC investments (1)	96	80	78
Non-SBIC investment funds	33	27	16
Other public companies	36	39	39
Other nonpublic companies	14	15	14
Trust preferred securities	20	20	16

	$1,006	$939	$708

(1)	Amounts include minority investors’ interests in Zions’ managed SBIC investments of approximately $40 million, $27 million, and $27 million as of the respective dates.

ZIONS BANCORPORATION AND SUBSIDIARIES

The increases in other noninterest-bearing investments at December 31, 2005 compared to September 30, 2005 are mainly the result of the Amegy acquisition.

Deposits

Total deposits at the end of the third quarter of 2006 increased to $33.6 billion, an annualized increase of 4.1% from the balances reported at December 31, 2005, and increased 32.4% over the September 30, 2005 amounts. Core deposits at September 30, 2006 decreased 0.44%, annualized, compared to the December 31, 2005 balance and increased 27.7% compared to the balance at September 30, 2005. Time and foreign deposits accounted for most of the deposit growth during the first nine months of 2006, with noninterest-bearing demand and savings and money market balances declining during the period.

At the end of the third quarter of 2006, demand, savings and money market deposits comprised 76.0% of total deposits, compared with 79.7% and 83.3% as of December 31, 2005 and September 30, 2005, respectively. The decrease in this ratio at December 31, 2005 as compared to September 30, 2005 is primarily a result of the mix of deposits at Amegy. The decrease during 2006 is due to the change in deposit mix as previously described.

We expect deposit growth to continue to be less than loan growth for the foreseeable future. As a result, we will continue to use alternative funding sources as necessary to fund the additional loan growth.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Both the credit policy and the credit examination functions are managed centrally. Each affiliate bank is permitted to modify corporate credit policy to be more conservative; however, corporate approval must be obtained if a bank wishes to create a more liberal exception to the policy. Historically, only a limited number of such exceptions have been approved. This entire process has been designed to place an emphasis on strong underwriting standards and early detection of potential problem credits so that action plans can be developed and implemented on a timely basis to mitigate any potential losses.

Another aspect of the Company’s credit risk management strategy is to pursue the diversification of the loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at September 30, 2006 no single loan type exceeded 23.2% of the Company’s total loan portfolio.

	September 30, 2006		December 31, 2005		September 30, 2005
(In millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$7,846	23.2%	$7,192	23.8%	$4,885	20.3%
Leasing	420	1.2%	373	1.2%	359	1.5%
Owner occupied	5,855	17.3%	4,825	15.9%	4,063	16.9%

Commercial real estate:
Construction and land development	7,362	21.7%	6,065	20.0%	4,471	18.6%
Term	4,960	14.7%	4,640	15.3%	4,051	16.9%

Consumer:
Home equity credit line and other consumer real estate	1,944	5.7%	1,831	6.1%	1,659	6.9%
1-4 family residential	4,255	12.6%	4,130	13.7%	3,574	14.9%
Bankcard and other revolving plans	281	0.8%	207	0.7%	195	0.8%
Other	458	1.4%	537	1.8%	437	1.8%

Other	471	1.4%	452	1.5%	343	1.4%

Total loans	$33,852	100.0%	$30,252	100.0%	$24,037	100.0%

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

A more comprehensive discussion of our credit risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2005. In addition, as discussed in the following sections, the Company’s level of credit quality continued to be very strong during the third quarter of 2006 compared to historical standards.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The following table sets forth the Company’s nonperforming assets:

(Amounts in millions)	September 30, 2006	December 31, 2005	September 30, 2005
Nonaccrual loans	$65	$69	$67
Restructured loans	–	–	1
Other real estate owned	10	20	15

Total	$75	$89	$83

% of net loans and leases* and other real estate owned	0.22%	0.30%	0.35%
Accruing loans past due 90 days or more	$20	$17	$16

% of net loans and leases*	0.06%	0.06%	0.07%

*Includes loans held for sale.

Total nonperforming assets decreased 16.0% as of September 30, 2006 compared with the balance at December 31, 2005. Given the historically low level of nonperforming assets, we do not believe this further decrease is particularly meaningful.

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

The Company’s total recorded investment in impaired loans was $43 million at September 30, 2006, compared with $31 million at December 31, 2005 and $35 million at September 30, 2005. Estimated losses on impaired loans are included in the allowance for loan losses. At September 30, 2006, the allowance for loan losses included $6 million for impaired loans with a recorded investment of $23 million. At December 31, 2005, the allowance included $3 million for impaired loans with a recorded investment of $14 million, and at September 30, 2005 the allowance included $4 million for impaired loans with a recorded investment of $14 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company has initiated a comprehensive review of its allowance for loan losses methodology with a view toward updating and conforming this methodology across all of its banking subsidiaries.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(Amounts in millions)	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005	Nine Months Ended September 30, 2005
Loans* and leases outstanding (net of unearned income) at end of period	$33,706	$30,127	$23,930

Average loans* and leases outstanding (net of unearned income)	$31,835	$24,009	$23,343

Allowance for loan losses:
Balance at beginning of period	$338	$271	$271
Allowance of companies acquired	–	49	–
Provision charged against earnings	46	43	33
Loans and leases charged-off:
Commercial lending	(30)	(20)	(15)
Commercial real estate	(2)	(3)	(1)
Consumer	(10)	(19)	(14)
Other receivables	(1)	(1)	(1)

Total	(43)	(43)	(31)

Recoveries:
Commercial lending	8	12	9
Commercial real estate	2	1	1
Consumer	5	5	4

Total	15	18	14

Net loan and lease charge-offs	(28)	(25)	(17)

Balance at end of period	$356	$338	$287

Ratio of annualized net charge-offs to average loans and leases	0.12%	0.10%	0.10%

Ratio of allowance for loan losses to net loans and leases at end of period	1.06%	1.12%	1.20%

Ratio of allowance for loan losses to nonperforming loans	549.66%	489.74%	422.87%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	418.94%	394.08%	345.72%

*Includes loans held for sale.

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the preceding table for the periods presented. The same respective amounts for the third quarter of 2006 were $6.5 million and 0.08%.

The allowance for loan losses at the end of the first nine months of 2006 increased $17.9 million from the level at year-end 2005. The amount of the allowance for loan losses attributable to the commercial loan portfolio increased $19.3 million when compared to year-end 2005. During the first nine months of 2006, the Company experienced a slight increase in the total amount of its criticized and classified loans; however, as a percentage of total loans, criticized and classified loans declined slightly. As a result, the amount of the allowance for loan losses indicated for criticized and classified loans increased when compared to year-end 2005 by approximately $3.2 million. Both commercial real estate loans and the commercial lending portfolio contributed to this increase. In addition, we had a $16.1 million increase in the level of the allowance indicated for noncriticized and classified loans as a result of $3.3 billion of commercial and commercial real estate loan growth since year-end 2005. The allowance for consumer loans at September 30, 2006 decreased by $1.4 million when compared to the allowance at December 31, 2005, principally as a result of improving consumer loan delinquencies.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The following table sets forth the allowance for unfunded lending commitments:

(In millions)	Nine Months Ended September 30, 2006	Twelve Months Ended December 31, 2005	Nine Months Ended September 30, 2005
Balance at beginning of period	$18.1	$12.7	$12.7
Allowance of company acquired	–	2.0	–
Provision charged against earnings	0.5	3.4	3.1

Balance at end of period	$18.6	$18.1	$15.8

The following table sets forth the combined allowances for credit losses:

(In millions)	September 30, 2006	December 31, 2005	September 30, 2005
Allowance for loan losses	$356	$338	$287
Allowance for unfunded lending commitments	19	18	16

Total allowances for credit losses	$375	$356	$303

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

As of the dates indicated, the following table shows the Company’s estimated range of duration of equity and percentage change in interest sensitive income in the first year after the rate change if interest rates were to sustain an immediate parallel change of 200 basis points; the “low” and “high” results differ based on the assumed speed of repricing of administered-rate deposits (money market, interest-on-checking, and savings):

	September 30, 2006		December 31, 2005
	Low	High	Low	High
Duration of equity
Range (in years)	-0.3	1.9	-0.2	2.3
Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	-1.6%	1.8%	-1.1%	2.4%
Decrease interest rates by 200 bp	-3.7%	0.1%	-4.5%	-0.7%

Market Risk – Fixed Income – The Company engages in trading and market making of U.S. Treasury, U.S. Government Agency, municipal and corporate securities. This trading and market making exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

During the fourth quarter of 2005, the Company closed its London trading office and substantially reduced the size of its trading assets in response to continued narrow margins in its odd-lot electronic bond trading business. At September 30, 2006 the Company had $93 million of trading account assets and $54 million of securities sold, not yet purchased compared with $102 million and $352 million of trading assets and $65 million and $332 million of securities sold, not yet purchased at December 31, 2005 and September 30, 2005, respectively.

The Company monitors risk in fixed income trading and market making through Value-at-Risk (“VAR”). VAR is the worst-case loss expected within a specified confidence level, based on statistical models using historical data. VAR information is not disclosed due to limited risk in fixed income trading and market making after recent reductions in the scale of the Company’s trading operations.

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

During the first nine months of 2006, the Parent received $250.0 million in dividends from its subsidiaries. At September 30, 2006, $449.4 million of dividend capacity was available for the subsidiaries to pay to the Parent under regulatory guidelines.

Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and the bank subsidiaries. For the first nine months of 2006, operations contributed $656.0 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

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

On September 28, 2006 under the new shelf registration, we issued $145 million of floating rate senior notes due September 15, 2008. The notes require quarterly interest payments at three-month LIBOR plus 0.12%. They are not redeemable prior to maturity and are not listed on any national securities exchange. Proceeds from the notes will be used to retire all of the remaining $98.4 million of 6.50% subordinated notes due October 15, 2011 and redeemable October 15, 2006, and applied to the redemption of the $176.3 million of 8.536% trust preferred securities (Zions Institutional Capital Trust A) due December 15, 2026 and redeemable December 15, 2006. The Company will incur a premium of approximately $7.3 million on the expected redemption of the trust preferred securities, which will be charged to the statement of income in the fourth quarter of 2006.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Parent also has a program to issue short-term commercial paper. At September 30, 2006, outstanding commercial paper was $265.8 million. In addition, at September 30, 2006, the Parent had a secured revolving credit facility with a subsidiary bank totaling $40 million. No amount was outstanding on this facility at September 30, 2006.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At September 30, 2006, these core deposits, in aggregate, constituted 89.3% of consolidated deposits, compared with 92.3% of consolidated deposits at December 31, 2005. For the first nine months of 2006, increases in deposits resulted in net cash inflows of $1.0 billion.

The Federal Home Loan Bank (“FHLB”) system is also a significant source of liquidity for the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NBA and NSB are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first nine months of 2006, the activity in short-term FHLB borrowings resulted in a net cash inflow of approximately $294.5 million. Amounts of unused lines of credit available for additional FHLB advances were approximately $6.4 billion at September 30, 2006.

The Company has used asset securitizations to sell loans, which have provided an alternative source of funding for the subsidiaries and have enhanced flexibility in meeting their funding needs. During the first nine months of 2006, previous loan sales (other than loans held for sale) provided $188.0 million in cash inflows.

At September 30, 2006, the Company managed approximately $2.8 billion of securitized assets that were originated or purchased by its subsidiary banks. Of these, approximately $1.7 billion were credit-enhanced by a third party insurance provider and held in Lockhart Funding, LLC, which is a qualifying special-purpose entity securities conduit and has been an important source of funding for the Company’s loans. Zions Bank provides a Liquidity Facility for a fee to Lockhart, which purchases floating-rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility, Zions Bank is required to purchase securities from Lockhart to provide funds for it to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption, as specified in the governing documents of Lockhart. In addition, pursuant to the governing documents, including the Liquidity Facility, if any security in Lockhart is downgraded below AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain a credit enhancement on the security from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of Zions Bank is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility.

At September 30, 2006, the book value of Lockhart’s securities portfolio was $4.7 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under this Liquidity Facility at September 30, 2006, December 31, 2005 or September 30, 2005. Lockhart is limited in size by program agreements, agreements with rating agencies and by the size of the Liquidity Facility.

As described in Note 2 of the Notes to Consolidated Financial Statements, the FASB has recently issued two accounting pronouncements that amend SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. These amendments and other proposals to further amend SFAS

ZIONS BANCORPORATION AND SUBSIDIARIES

No. 140 may require changes to the operating activities of qualifying special-purpose entities and other aspects relating to the transfer of financial assets. As a result of these amendments and proposals, Lockhart’s operations may need to be modified to preserve its off-balance sheet status.

The Company’s investment activities can also provide or use cash. Investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $24.1 million for the third quarter and $206.9 million for the first nine months of 2006.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For the first nine months of 2006, loan growth resulted in a net cash outflow of $3.8 billion.

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

Total shareholders’ equity on September 30, 2006 was $4.6 billion, up 9.6% from $4.2 billion at December 31, 2005 and 54.8% from $3.0 billion at September 30, 2005, reflecting the Amegy acquisition. The Company’s capital ratios were as follows as of the dates indicated:

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2006	December 31, 2005	September 30, 2005
Tangible common equity ratio	5.92%	5.28%	7.06%

Average common equity to average assets (three months ended)	10.17%	9.32%	8.95%

Risk-based capital ratios:
Tier 1 leverage	7.69%	8.16%	8.67%
Tier 1 risk-based capital	7.87%	7.52%	9.49%
Total risk-based capital	12.53%	12.23%	13.88%

The changes in the average common equity to average assets ratio and the Tier 1 leverage ratios at September 30, 2006 compared to December 31, 2005 both mainly result from the Amegy acquisition. The averages used in determining the ratios at December 31, 2005 only included the impact of Amegy for one month since it was acquired in December 2005.

It is our belief that capital not considered necessary to support current and anticipated business should be returned to the Company’s shareholders through dividends and repurchases of its shares.

In July 2005, the Company announced that it had suspended the repurchase of shares of its common stock in conjunction with its acquisition of Amegy. The Company currently anticipates that it will resume the repurchase of shares early in 2007.

The Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. As of September 30, 2006, the Company and each of its banking subsidiaries met the “well capitalized” guidelines under regulatory standards.

The Company paid dividends of $0.36 per common share in both the third quarters of 2006 and 2005. For the three months ended September 30, 2006, the Company paid $38.4 million in common stock dividends compared to $32.5 million in the same period of 2005.

On October 27, 2006, the Company’s Board of Directors declared a dividend of $0.39 per share of common stock payable on November 22, 2006 to shareholders of record on November 8, 2006.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the third quarter of 2006.

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (2)
July	1,225	$82.95	–	$59,253,657
August	3,083	82.44	–	59,253,657
September	588	80.61	–	59,253,657

Quarter	4,896	82.35	–

(1) Includes 3,700 shares tendered for exercise of stock options.
(2) The Company has suspended the repurchase of shares in conjunction with the acquisition of Amegy Bancorporation, Inc.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Restated Bylaws of Zions Bancorporation dated January 27, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 2, 2006.	*

10.1	Zions Bancorporation Restated Deferred Compensation Plan (Effective January 1, 2005) (filed herewith).

10.2	Zions Bancorporation Restated Excess Benefit Plan (Effective January 1, 2005) (filed herewith).

10.3	Zions Bancorporation Second Restated Deferred Compensation Plan for Directors (Effective January 1, 2005) (filed herewith).

10.4	Fourth Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

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

Date: November 9, 2006