Form 10-K
period 2006-12-31
ZIONS BANCORPORATION /UT/
filed 2007-03-01
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

COMMISSION FILE NUMBER 001-12307

ZIONS BANCORPORATION

(Exact name of Registrant as specified in its charter)

UTAH	87-0227400
(State or other jurisdiction of incorporation or organization)	(Internal Revenue Service Employer Identification Number)

ONE SOUTH MAIN, 15TH FLOOR SALT LAKE CITY, UTAH	84111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 524-4787

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Guarantee related to 8.00% Capital Securities of Zions Capital Trust B	New York Stock Exchange
6% Subordinated Notes due September 15, 2015	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Common Stock, without par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2006	$7,939,764,713

Number of Common Shares Outstanding at February 16, 2007	109,997,378 shares

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement (to be dated approximately March 16, 2007) for the Annual Meeting of Shareholders to be held May 4, 2007 – Incorporated into Part III

FORM 10-K TABLE OF CONTENTS

PART I

FORWARD-LOOKING INFORMATION

Statements in this Annual Report on Form 10-K that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•

statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Zions Bancorporation and its subsidiaries (collectively “the Company”);

•	statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in this Annual Report on Form 10-K, including, but not limited to, those presented in the Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

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

•	fluctuations in the equity and fixed-income markets;

•	changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

•	acquisitions and integration of acquired businesses;

•	increases in the levels of losses, customer bankruptcies, claims and assessments;

•	changes in fiscal, monetary, regulatory, trade and tax policies and laws, including policies of the U.S. Treasury and the Federal Reserve Board;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	demand for financial services in the Company’s market areas;

•	inflation and deflation;

•	technological changes and the Company’s implementation of new technologies;

•	the Company’s ability to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations; and

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies.

The Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

AVAILABILITY OF INFORMATION

We also make available free of charge on our website, www.zionsbancorporation.com, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission.

ITEM 1.	BUSINESS

DESCRIPTION OF BUSINESS

Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of the State of Utah in 1955, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Parent and its subsidiaries (collectively “the Company”) own and operate eight commercial banks with a total of 470 offices at year-end 2006. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, Washington, and Oregon. Full-time equivalent employees totaled 10,618 at year-end 2006. For further information about the Company’s industry segments, see “Business Segment Results” in Management’s Discussion and Analysis (“MD&A”) and Note 22 of the Notes to Consolidated Financial Statements. For information about the Company’s foreign operations, see “Foreign Operations” in MD&A. The “Executive Summary” in MD&A provides further information about the Company.

PRODUCTS AND SERVICES

The Company focuses on maintaining community-minded banking services by continuously strengthening its core business lines of 1) small, medium-sized business and corporate banking; 2) commercial and residential development, construction and term lending; 3) retail banking; 4) treasury cash management and related products and services; 5) residential mortgage; and 6) investment activities. It operates eight different banks in ten Western and Southwestern states with each bank operating under a different name and each having its own board of directors, chief executive officer, and management team. The banks provide a wide variety of commercial and retail banking and mortgage lending products and services. They also provide a wide range of personal banking services to individuals, including home mortgages, bankcard, student and other installment loans, home equity lines of credit, checking accounts, savings accounts, time certificates of various types and maturities, trust services, safe deposit facilities, direct deposit, and 24-hour ATM access. In addition, certain banking subsidiaries provide services to key market segments through their Women’s Financial, Private Client Services, and Executive Banking Groups. We also offer wealth management services through a subsidiary, Contango Capital Advisors, Inc., (“Contango”) that was launched in 2004.

In addition to these core businesses, the Company has built specialized lines of business in capital markets, public finance, and certain financial technologies, and is also a leader in U.S. Small Business Administration (“SBA”) lending. Through its eight banking subsidiaries, the Company provides SBA 7(a) loans to small businesses throughout the United States and is also one of the largest providers of SBA 504 financing in the nation. The Company owns an equity interest in the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and is the nation’s top originator of secondary market agricultural real estate mortgage loans through Farmer Mac. The Company is a leader in municipal finance advisory and underwriting services. The Company also controls four venture capital funds that provide early-stage capital primarily for start-up companies located in the Western United States. Finally, the Company’s NetDeposit, Inc. (“NetDeposit”) and P5, Inc. (“P5”) subsidiaries are national leaders in the provision of check imaging and clearing software and of web-based medical claims tracking and cash management services, respectively.

COMPETITION

The Company operates in a highly competitive environment. The Company’s most direct competition for loans and deposits comes from other commercial banks, thrifts, and credit unions, including institutions that do not have a physical presence in our market footprint but solicit via the Internet and other means. In addition, the Company competes with finance companies, mutual funds, brokerage firms, securities dealers, investment banking companies, financial technology firms, and a variety of other types of companies. Many of these companies have fewer regulatory constraints and some have lower cost structures.

The primary factors in competing for business include pricing, convenience of office locations and other delivery methods, range of products offered, and the level of service delivered. The Company must compete effectively along all of these parameters to remain successful.

SUPERVISION AND REGULATION

The Gramm-Leach-Bliley Act of 1999 (“the GLB Act”) provides a regulatory framework for financial holding companies, which have as their umbrella regulator the Federal Reserve Board (“FRB”). The functional regulation of the separately regulated subsidiaries of a holding company is conducted by each subsidiary’s primary functional regulator. To qualify for and maintain status as a financial holding company, a company must satisfy certain ongoing criteria.

The GLB Act also provides federal regulations dealing with privacy for nonpublic personal information of individual customers, with which the Company must comply. In addition, the Company is subject to various other federal and state laws that deal with the use and disclosure of nonpublic personal information.

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

The Company’s banking subsidiaries are also subject to various requirements and restrictions contained in both the laws of the United States and the states in which the banks operate. These include restrictions on:

•	transactions with affiliates;

•	the amount of loans to a borrower and its affiliates;

•	the nature and amount of any investments;

•	their ability to act as an underwriter of securities;

•	the opening of branches; and

•	the acquisition of other financial entities.

In addition, the Company’s subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states, as well as the rules and regulations of the Office of the Comptroller of the Currency (“OCC”), the FRB, and the Federal Deposit Insurance Corporation (“FDIC”). They are also under the supervision of, and are subject to periodic examination by, the OCC or their respective state banking departments, the FRB, and the FDIC.

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

The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “BCBS”). The BCBS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. The BCBS has been working for a number of years on revisions to Basel I and in June 2004 released the final version of its proposed new capital framework with an update in November 2005 (“Basel II”). Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced” or “A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures. However, U.S. regulatory authorities consistently have taken the position that U.S. banks would not be permitted to utilize the “foundation” approach. Operational risk is defined by the proposal to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems, or from external events. Basel I does not include separate capital requirements for operational risk.

In September 2006, the U.S. banking and thrift agencies issued an interagency Advance Notice of Proposed Rulemaking (“NPR”) setting forth a definitive proposal for implementing Basel II in the United States that would apply only to internationally active banking organizations – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more – but that other U.S. banking organizations could elect, but would not be required to apply. We do not currently expect to be an early “opt in” bank holding company, as the Company does not have in place the data collection and analytical capabilities necessary to adopt Basel II. However, we believe that the competitive advantages afforded to companies that do adopt the framework will make it necessary for the Company to elect to “opt in” at some point, and we have begun investing in the required capabilities.

Also, in December 2006, the agencies issued another NPR for modifications to the Basel I framework for those banks not adopting Basel II, called Basel IA. The Basel IA NPR will allow non-Basel II banking organizations the choice of adopting all of the revisions suggested in the proposed NPR or continuing the use of existing risk-based capital rules. The agencies have indicated their intent to have the A-IRB provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the Basel IA provisions for others will be implemented on similar time frames.

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

On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadens the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, defining new crimes and related penalties, and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations, which apply various requirements of the USA Patriot Act to financial institutions. The Company’s bank and broker-dealer subsidiaries and mutual funds and private investment companies advised or sponsored by the Company’s subsidiaries must comply with these regulations. These regulations also impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

The Company has adopted appropriate policies, procedures and controls to address compliance with the requirements of these acts and will continue to make appropriate revisions to reflect any changes required.

Regulators, Congress, and state legislatures continue to enact rules, laws, and policies to regulate the financial services industry and to protect consumers. The nature of these laws and regulations and the effect of such policies on future business and earnings of the Company cannot be predicted.

On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The Nasdaq has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

The Board of Directors of the Parent has implemented a system of strong corporate governance practices. This system includes Corporate Governance Guidelines, a Code of Business Conduct and Ethics for Employees, a Directors Code of Conduct, and charters for the Audit, Credit Review, Executive Compensation, and Nominating and Corporate Governance Committees. More information on the Company’s corporate governance practices is available on the Company’s website at www.zionsbancorporation.com. (The Company’s website is not part of this Annual Report on Form 10-K.)

GOVERNMENT MONETARY POLICIES

The earnings and business of the Company are affected not only by general economic conditions, but also by fiscal and other policies adopted by various governmental authorities. The Company is particularly affected by the monetary policies of the FRB, which affect short-term interest rates and the national supply of bank credit. The methods of monetary policy available to the FRB include:

•	open-market operations in U.S. government securities;

•	adjustment of the discount rates or cost of bank borrowings from the FRB; and

•	imposing or changing reserve requirements against bank deposits.

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

ITEM 1A.  RISK FACTORS

The following list describes several risk factors which are significant to the Company:

•

Credit risk is one of our most significant risks. Over the last three years we have experienced historically high levels of credit quality. We do not see any indications that credit quality will deteriorate significantly, but it is unlikely that we will be able to maintain credit quality at these levels indefinitely. Economic conditions in the high growth geographical areas in which our banks operate have been strong, but events could result in weaker economic conditions including deterioration of property values that could significantly increase the Company’s credit risk.

•

Net interest income is the largest component of the Company’s revenue. The management of interest rate risk for the Company and all bank subsidiaries is centralized and overseen by an Asset Liability Management Committee appointed by the Company’s Board of Directors. The Company has been successful in its interest rate risk management as evidenced by its achieving a relatively stable interest rate margin over the last several years when interest rates have been volatile and the rate environment challenging. Factors beyond the Company’s control can significantly influence the interest rate environment and increase the Company’s risk. These factors include competitive pricing pressures for our loans and deposits and volatile market interest rates subject to general economic conditions and the polices of governmental and regulatory agencies, in particular the FRB.

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

•

We have a number of business initiatives that, while we believe they will ultimately produce profits for our shareholders, currently generate expenses in excess of revenues. Two significant initiatives are Contango, a wealth management business started in 2004, and NetDeposit, a subsidiary that provides electronic check processing systems. Our management of these businesses takes into account the development of revenues and control of expenses so that results of operations are not adverse to an extent that is not warranted by the expected opportunities these businesses provide.

•

As noted previously, U.S. and international regulators have proposed new capital standards commonly known as Basel II. These standards would apply to a number of our largest competitors and potentially give them a significant competitive advantage over banks that do not adopt these standards. Sophisticated systems and data are required to adopt Basel II standards; the Company does not yet have these systems and data. While the Company is developing some of the systems, data, and analytical capabilities required to adopt Basel II, adoption is difficult and the Company has not yet decided that it will or can adopt Basel II. More recently, U.S. banking regulators issued another NPR which might reduce competitive inequities for modifications to the Basel I framework for those banks not adopting Basel II, called Basel IA. The Basel IA NPR will allow non-Basel II banking organizations the choice of adopting all of the revisions suggested in the proposed NPR or continuing the use of existing risk-based capital rules. However, our initial analysis indicates that a significant risk of competitive inequity would persist between banks operating under Basel IA and those using Basel II by potentially allowing Basel II banks to operate with lower levels of capital for certain lines of business.

•

From time to time the Company makes acquisitions. The success of any acquisition depends, in part, on our ability to realize the projected cost savings from the merger and on the continued growth and profitability of the acquisition target. We have been successful with most prior mergers, but it is possible that the merger and integration process with an acquisition target could result in the loss of key employees, disruptions in controls, procedures and policies, or other factors that could affect our ability to realize the projected savings and successfully retain and grow the target’s customer base.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At year-end 2006, the Company operated 470 domestic branches, of which 225 are owned and 245 are on leased premises. The Company also leases its headquarter offices in Salt Lake City, Utah. Other operations facilities are either owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance, and taxes. For additional information regarding leases and rental payments, see Note 18 of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

The information contained in Note 18 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on Nasdaq on February 16, 2007 was $87.56 per share.

The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on Nasdaq:

	2006		2005
	High	Low	High	Low
1st Quarter	$85.25	75.13	70.45	63.33
2nd Quarter	84.18	76.28	75.17	66.25
3rd Quarter	84.09	75.25	74.00	68.45
4th Quarter	83.15	77.37	77.67	66.67

As of February 16, 2007, there were 6,982 holders of record of the Company’s common stock.

DIVIDENDS

The frequency and amount of common stock dividends paid during the last two years are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006	$0.36	0.36	0.36	0.39
2005	0.36	0.36	0.36	0.36

On January 26, 2007, the Company’s Board of Directors approved a dividend of $0.39 per common share payable on February 21, 2007 to shareholders of record on February 7, 2007. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition.

On December 7, 2006, we issued 240,000 shares of our Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock with an aggregate liquidation preference of $240 million, or $1,000 per share. The preferred stock was offered in the form of 9,600,000 depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. In general, preferred shareholders are entitled to receive asset distributions before common shareholders; however, preferred shareholders have no preemptive or conversion rights, and only limited voting rights pertaining generally to amendments to the terms of the preferred stock or the issuance of senior preferred stock as well as the right to elect two directors in the event of certain defaults. The preferred stock is not redeemable prior to December 15, 2011, but will be redeemable subsequent to that date at the Company’s option at the liquidation preference value plus any declared but unpaid dividends. The preferred stock dividend reduces earnings available to common shareholders and is computed at an annual rate equal to the greater of three-month LIBOR plus 0.52%, or 4.0%. Dividend payments are made quarterly in arrears on the 15th day of March, June, September, and December, commencing on March 15, 2007.

Under the terms of the preferred stock agreements, in December 2006 the Company was required to declare the full quarterly dividend of $3.8 million and set aside the funds before it could resume the repurchase of its common shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information contained in Item 12 of this Form 10-K is incorporated by reference herein.

SHARE REPURCHASES

The following table summarizes the Company’s share repurchases for the fourth quarter of 2006:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (2)
October	1,057	$80.68	–	$59,253,657
November	365	79.27	–	59,253,657
December	311,987	81.06	308,359	375,006,404

Fourth quarter	313,409	81.05	308,359

(1)	Includes 4,435 shares tendered for exercise of stock options and 615 shares to cover payroll taxes on the vesting of restricted stock.
(2)	On December 11, 2006, the Company’s Board of Directors authorized the repurchase of up to $400 million of its common stock and the Company thus resumed the repurchase of its common stock. Prior to December, the Company had suspended the repurchase of its shares since July 2005 in conjunction with the acquisition of Amegy Bancorporation, Inc.

PERFORMANCE GRAPH

The following stock performance graph compares the five-year cumulative total return of Zions Bancorporation’s common stock with the Standard & Poor’s 500 Index and the KBW50 Index. The KBW50 Index is a market-capitalization weighted bank stock index developed and published by Keefe, Bruyette & Woods, Inc., a national recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 50 of the nation’s largest banking companies. The stock performance graph is based upon an initial investment of $100 on December 31, 2001 and assumes reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share amounts)	2006/2005 CHANGE	2006	2005 (3)	2004	2003	2002
FOR THE YEAR
Net interest income	+30%	$1,764.7	1,361.4	1,160.8	1,084.9	1,025.7
Noninterest income	+26%	551.2	436.9	431.5	500.7	386.2
Total revenue	+29%	2,315.9	1,798.3	1,592.3	1,585.6	1,411.9
Provision for loan losses	+69%	72.6	43.0	44.1	69.9	71.9
Noninterest expense	+31%	1,330.4	1,012.8	923.2	893.9	858.9
Impairment loss on goodwill	-100%	–	0.6	0.6	75.6	–
Income from continuing operations before income taxes and minority interest	+23%	912.9	741.9	624.4	546.2	481.1
Income taxes	+21%	318.0	263.4	220.1	213.8	167.7
Minority interest	+817%	11.8	(1.6)	(1.7)	(7.2)	(3.7)
Income from continuing operations	+21%	583.1	480.1	406.0	339.6	317.1
Loss on discontinued operations	–	–	–	–	(1.8)	(28.4)
Cumulative effect adjustment	–	–	–	–	–	(32.4)
Net income	+21%	583.1	480.1	406.0	337.8	256.3
Net earnings applicable to common shareholders	+21%	579.3	480.1	406.0	337.8	256.3

PER COMMON SHARE
Earnings from continuing operations – diluted	+4%	5.36	5.16	4.47	3.74	3.44
Net earnings – diluted	+4%	5.36	5.16	4.47	3.72	2.78
Net earnings – basic	+4%	5.46	5.27	4.53	3.75	2.80
Dividends declared	+2%	1.47	1.44	1.26	1.02	0.80
Book value (1)	+10%	44.48	40.30	31.06	28.27	26.17
Market price – end		82.44	75.56	68.03	61.34	39.35
Market price – high		85.25	77.67	69.29	63.86	59.65
Market price – low		75.13	63.33	54.08	39.31	34.14

AT YEAR-END
Assets	+10%	46,970	42,780	31,470	28,558	26,566
Net loans and leases	+15%	34,668	30,127	22,627	19,920	19,040
Loans sold being serviced (2)	-24%	2,586	3,383	3,066	2,782	2,476
Deposits	+7%	34,982	32,642	23,292	20,897	20,132
Long-term borrowings	-9%	2,495	2,746	1,919	1,843	1,310
Shareholders’ equity	+18%	4,987	4,237	2,790	2,540	2,374

PERFORMANCE RATIOS
Return on average assets		1.32%	1.43%	1.31%	1.20%	0.97%
Return on average common equity		12.89%	15.86%	15.27%	13.69%	10.95%
Efficiency ratio		56.85%	55.67%	57.22%	55.65%	63.40%
Net interest margin		4.63%	4.58%	4.27%	4.41%	4.52%

CAPITAL RATIOS (1)
Equity to assets		10.62%	9.90%	8.87%	8.89%	8.94%
Tier 1 leverage		7.86%	8.16%	8.31%	8.06%	7.56%
Tier 1 risk-based capital		7.98%	7.52%	9.35%	9.42%	9.26%
Total risk-based capital		12.29%	12.23%	14.05%	13.52%	12.94%

SELECTED INFORMATION
Average common and common-equivalent shares (in thousands)		108,028	92,994	90,882	90,734	92,079
Common dividend payout ratio		27.10%	27.14%	28.23%	27.20%	28.58%
Full-time equivalent employees		10,618	10,102	8,026	7,896	8,073
Commercial banking offices		470	473	386	412	415
ATMs		578	600	475	553	588

(1)	At year-end.
(2)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.
(3)	Amounts for 2005 include Amegy Corporation at December 31, 2005 and for the month of December 2005. Amegy was acquired on December 3, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY

Company Overview

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) together comprise a $47 billion financial holding company headquartered in Salt Lake City, Utah. The Company is the twenty-second largest domestic bank in terms of deposits, operating banking businesses through 470 offices and 578 ATMs in ten Western and Southwestern states: Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, and Washington. Our banking businesses include: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”).

The Company also operates a number of specialty financial services and financial technology businesses that conduct business on a regional or national scale. The Company is a national leader in Small Business Administration (“SBA”) lending, public finance advisory services, and software sales and cash management services related to “Check 21 Act” electronic imaging and clearing of checks. In addition, Zions is included in the S&P 500 and NASDAQ Financial 100 indices.

In operating its banking businesses, the Company seeks to combine the advantages that it believes can result from decentralized organization and branding, with those that can come from centralized risk management, capital management and operations. In its specialty financial services and technology businesses, the Company seeks to develop a competitive advantage in a particular product, customer, or technology niche.

Banking Businesses

As shown in Charts 1 and 2 the Company’s loans and core deposits are widely diversified among the banking franchises the Company operates.

We believe that the Company distinguishes itself by having a strategy for growth in its banking businesses that is unique for a bank holding company of its size. This growth strategy is driven by three key factors: (1) focus on high growth markets; (2) keep decisions about customers local; and (3) centralize technology and operations to achieve economies of scale.

Focus on High Growth Markets

Each of the states in which the Company conducts its banking businesses has experienced relatively high levels of historical economic growth and each ranks among the top one-third of the fastest growing states as projected by the U.S. Census Bureau. In addition, in the recent past these states have experienced relatively high levels of population growth compared to the rest of the country.

SCHEDULE 1

DEMOGRAPHIC PROFILE

BY STATE

(Dollar amounts in thousands)	Number of branches 12/31/2006	Deposits in market at 12/31/2006 (1)	Percent of Zions’ deposit base	Estimated 2006 total population (2)	Estimated population % change 2000-2006 (2)	Projected population % change 2006-2011 (2)	Estimated median household income 2006 (2)	Estimated household income % change 2000-2006 (2)	Projected household income % change 2006-2011 (2)
Utah	112	$9,531,472	27.25%	2,551,534	14.26%	12.43%	$56.4	23.38%	18.39%
California	91	8,351,369	23.87	37,236,136	9.93	8.00	57.8	21.32	16.95
Texas	77	7,329,258	20.95	23,786,899	14.08	10.96	49.3	23.35	17.56
Arizona	53	3,675,458	10.51	6,135,872	19.59	16.09	51.3	26.44	21.27
Nevada	72	3,378,945	9.66	2,575,444	28.88	22.95	55.1	23.42	18.06
Colorado	38	1,665,988	4.76	4,821,136	12.09	9.08	58.5	23.82	18.03
Idaho	24	519,211	1.48	1,475,700	14.05	11.75	46.6	23.59	17.88
Washington	1	504,918	1.44	6,396,653	8.53	6.36	56.5	23.38	18.35
New Mexico	1	16,385	0.05	1,956,417	7.55	6.07	41.5	21.56	16.62
Oregon	1	8,742	0.03	3,694,335	7.98	6.28	50.1	22.23	17.56

Zions’ weighted average					15.12	12.33	54.7	23.28	18.21
Aggregate national				303,582,361	7.87	6.66	51.5	22.25	17.77

(1)	Excludes intercompany deposits.
(2)	Data Source: SNL Financial Database

The Company seeks to grow both organically and through acquisitions in these banking markets. In 2005 we acquired Amegy Bank in Texas, which continued to enjoy very strong organic growth through 2006. In September 2006, we announced the pending acquisition of The Stockmen’s Bancorp, Inc. (“Stockmen’s”), a bank holding company with $1.2 billion in assets headquartered in Kingman, Arizona. On January 17, 2007, this acquisition was completed and Stockmen’s banking subsidiary, The Stockmen’s Bank, was merged into our NBA affiliate bank.

Within each of the states that the Company operates, we focus on the market segments that we believe present the best opportunities for us. We believe that these states have experienced higher rates of growth, business formation, and expansion than other states. We also believe that these states will continue to experience higher rates of commercial real estate development as local businesses strive to provide housing, shopping, business facilities, and other amenities for their growing populations. As a result, a common focus of all of Zions’ subsidiary banks is small and middle market business banking (including the personal banking needs of the executives and employees of those businesses) and commercial real estate development. In many cases, the Company’s relationship with its customers is primarily driven by the goal to satisfy their needs for credit to finance their expanding business opportunities. In addition to our commercial business, we also provide a broad base of consumer financial products in selected markets, including home mortgages, home equity lines, auto loans, and credit cards. This mix of business often leads to loan balances growing faster than internally generated deposits. In addition, it has important implications for the Company’s management of certain risks, including interest rate and liquidity risks, which are discussed further in later sections of this document.

Keep Decisions About Customers Local

The Company operates eight different community/regional banks, each under a different name, each with its own charter, and each with its own chief executive officer and management team. This structure helps to ensure that decisions related to customers are made at a local level. In addition, each bank controls, among other things, all decisions related to its branding, market strategies, customer relationships, product pricing, and credit decisions (within the limits of established corporate policy). In this way we are able to differentiate our banks from much larger, “mass market” banking competitors that operate regional or national franchises under a common brand and often around “vertical” product silos. We believe that this approach allows us to attract and retain exceptional management, and that it also results in providing service of the highest quality to our targeted customers. In addition, we believe that over time this strategy generates superior growth in our banking businesses.

Centralize Technology and Operations to Achieve Economies of Scale

We seek to differentiate the Company from smaller banks in two ways. First, we use the combined scale of all of the banking operations to create a broad product offering without the fragmentation of systems and operations that would typically drive up costs. Second, for certain products for which economies of scale are believed to be important, the Company “manufactures” the product centrally, or outsources it from a third party. Examples include cash management, credit card administration, mortgage servicing and deposit operations. In this way the Company seeks to create and maintain efficiencies while generating superior growth.

Specialty Financial Services and Technology Businesses

In addition to its community and regional banking businesses, the Company operates a number of specialized businesses that in many cases are national in scope. These include a number of businesses in which the Company believes it ranks in the top ten institutions nationally such as SBA 7(a) loan originations, SBA 504 lending, public finance advisory and underwriting services, software and cash management services related to the electronic imaging of checks pursuant to the Check 21 Act, and the origination of farm mortgages sold to Farmer Mac.

High growth market opportunities are not always geographically defined. The Company continues to invest in several expanded or new initiatives that we believe present unusual opportunities for us, including the following:

National Real Estate Lending

This business consists of making SBA 504 and similar low loan-to-value, primarily owner-occupied, first mortgage small business commercial loans. During both 2006 and 2005, the Company originated directly and purchased from correspondents approximately $1.2 billion of these loans. During 2005 we securitized $707 million of these loans; no securitization was completed during 2006. A qualifying special-purpose entity (“QSPE”), Lockhart Funding, LLC (“Lockhart”), purchases the resultant securities after credit enhancement and funds them through the issuance of commercial paper.

NetDeposit and Related Services

NetDeposit, Inc. (“NetDeposit”) is a subsidiary of the Parent that was created to develop and sell software and processes that facilitate electronic check clearing. With the implementation of the Check 21 Act late in 2004, this company and its products are well positioned to take advantage of the revolution in check processing now underway in America. During 2006, NetDeposit reduced earnings by $0.07 per diluted share, compared to $0.08 per share in 2005. Revenues for 2006 increased almost 90% from 2005 and we have continued to increase our investment in this business.

The Company generates revenues in several ways from this business. First, NetDeposit licenses software, sells consulting services, and resells scanners to other banks and processors. Newly announced customers since January 1, 2006 include BOK Financial Corporation, Deutsche Bank, First National Bank of Arizona, and National City Bank. These activities initially generate revenue from scanner sales, consulting, and licensing fees. Deployment-related fees related to work station site licenses and check processing follow, but have been slower to increase than expected as deployment throughout the industry has been slower than expected.

Second, NetDeposit has licensed its software to the Company’s banks, which use the capabilities of the software to provide state-of-the art cash management services to business customers and to correspondent banks. At year-end, over 4,500 Zions affiliate bank cash management customers were using NetDeposit, and we processed over $8.5 billion of imaged checks from our cash management customers in the month of December.

Third, Zions Bank uses NetDeposit software to provide check-clearing services to correspondent banks. Zions Bank has contracts and co-marketing agreements with a number of bank processors and resellers, both domestically and abroad.

NetDeposit seeks to protect its intellectual property in business methods related to the electronic processing and clearing of checks. It has applied for several patents and was recently notified by the United States Patent and Trademark Office that it has been granted two patents.

Treasury Management

With the acquisition of Amegy Bank, Zions’ cash, or treasury, management capabilities were significantly enhanced. Zions believes that it has a significant opportunity to increase its treasury management penetration of commercial customers in its geographic territory, and increased its investment in these capabilities in 2006. An increased level of investment in treasury management, both in technology and service and in sales, is expected to continue in 2007.

In addition to enhancing its general treasury management capabilities, Zions has made significant investments specifically in creating enhanced capabilities in services related to claims processing and reconciliation for medical providers. Included among these investments was the acquisition of the remaining minority interests in P5, Inc. (“P5”); Zions had for several years owned a majority interest in this start-up provider of web-based claims reconciliation services. At year-end 2006, P5 provided these services to over 800 medical practitioners, mostly pharmacy outlets. The Company is in the process of integrating P5’s services and other payment processing services into its more traditional treasury management products and services for the medical provider industry.

Wealth Management

We have extensive relationships with small and middle-market businesses and business owners that we believe present an unusual opportunity to offer wealth management services. As a result, the Company established a wealth management business, Contango Capital Advisors, Inc. (“Contango”), and launched the business in the latter half of 2004. The business offers financial and tax planning, trust and inheritance services, over-the-counter, exchange-traded and synthetic derivative and hedging strategies, quantitative asset allocation and risk management and a global array of investment strategies from equities and bonds through alternative and private equity investments. At year-end Contango had over $885 million of client assets under management and a strong pipeline of referrals from our affiliate banks as compared to over $170 million at December 31, 2005. At December 31, 2006, the Company had total discretionary assets under management of $2.1 billion, including assets managed by Contango, Amegy, and Western National Trust Company, a wholly owned subsidiary of Zions Bank. During 2006, Contango generated net losses of $0.07 per diluted share, unchanged from 2005. We expect that net losses will decline in 2007 and that the business will approach break-even late in 2007 or in 2008.

Employee Stock Option Appreciation Rights

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. We have developed a market-based method for the valuation of employee stock options for SFAS 123R purposes. This method uses an online auction to price a tracking instrument that measures the fair value of the option grant. On January 25, 2007, we received notice from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) that they concur with our view that our tracking instrument, with modifications described in the notification, is sufficiently designed to be used for SFAS 123R. Zions did not use this method to value its 2006 grant; however we intend to use the method to value our 2007 option grant. We also intend to market this method as a service to other SEC registrants.

MANAGEMENT’S OVERVIEW OF 2006 PERFORMANCE

The Company’s primary or “core” business consists of providing community and regional banking services to both individuals and businesses in ten Western and Southwestern states. We believe that this core banking business performed well during 2006. The Company experienced strong organic loan growth of over 15%, continued to experience excellent credit quality, and maintained a high and stable net interest margin in a difficult rate environment.

On December 3, 2005 we completed our acquisition of Amegy Bancorporation, Inc. The merger was accounted for under the purchase method of accounting and, accordingly, results of operations for 2005 include the results of Amegy only for the month of December. All comparisons to 2005 and prior periods reflect the impact of the acquisition. In May 2006 the conversion of Amegy’s major systems to the Zions technology and operations platform was completed.

In September 2006 the Company announced the acquisition of The Stockmen’s Bancorp, Inc. headquartered in Kingman, Arizona. This acquisition was completed on January 17, 2007; consequently 2006 results were not impacted by the acquisition of Stockmen’s, but the acquisition will increase loans, deposits, revenue and expenses in 2007. As previously announced, the Company expects this acquisition to be about $0.03 dilutive to earnings per share in 2007, excluding merger related costs.

The Company reported record earnings for 2006 of $579.3 million or $5.36 per diluted common share. This compares with $480.1 million or $5.16 per diluted share for 2005 and $406.0 million or $4.47 per share for 2004. Return on average common equity was 12.89% and return on average assets was 1.32% in 2006, compared with 15.86% and 1.43% in 2005 and 15.27% and 1.31% in 2004.

The key drivers of the Company’s performance during 2006 were as follows:

SCHEDULE 2

KEY DRIVERS OF PERFORMANCE

2006 COMPARED TO 2005

Driver	2006	2005	Change
	(in billions)
Average net loans and leases	$32.4	24.0	35%
Average total noninterest-bearing deposits	9.5	7.4	28%
Average total deposits	32.8	24.9	32%

	(in millions)
Net interest income	$1,764.7	1,361.4	30%
Provision for loan losses	72.6	43.0	69%
Net interest margin	4.63%	4.58%	5bp
Nonperforming assets as a percentage of net loans and leases and other real estate owned	0.24%	0.30%	(6)bp
Efficiency ratio	56.85%	55.67%	118bp

As illustrated by the previous schedule, the Company’s earnings growth in 2006 compared to 2005 reflected the following:

•

The acquisition of Amegy, which closed in December 2005, and resulted in significant increases in most balance sheet and income statement line items, and improvement in Amegys’ pre-acquisition efficiency ratio;

•	Strong organic loan growth;
•	Lagging organic deposit growth, resulting in a greater dependence on market rate funds;
•	A stable net interest margin in a difficult interest rate environment, and pricing pressure on both loans and funding costs;
•	An increased provision for loan losses mainly attributable to strong loan growth, but a continued high level of credit quality; and
•	A higher ratio of expenses to revenue (“efficiency ratio”), which increased as a result of the Amegy acquisition, but declined through the year as integration efficiencies were attained.

We believe that the performance the Company experienced in 2006 was a direct result of our focusing on five primary objectives: 1) organic loan and deposit growth, 2) maintaining credit quality at high levels, 3) managing interest rate risk, 4) completing the conversion of Amegy onto Zions’ systems, and 5) controlling expenses.

Organic Loan and Deposit Growth

Since 2002, the Company has experienced steady and strong loan growth and moderate deposit growth, augmented in 2005 and 2006 by the Amegy acquisition. We consider this performance to be a direct result of steadily improving economic conditions throughout most of our geographical footprint, and of effectively executing our operating strategies. Chart 3 depicts this growth.

The Company experienced strong loan growth in all of its markets early in 2006, however, declining rates of residential housing development and construction in the West resulted in significantly slower rates of loan growth in its CB&T, NBA, and NSB subsidiaries in the latter half of the year. In fact, total loans outstanding in CB&T and NSB actually declined in the fourth quarter compared to the third quarter of 2006. The Company expects that the slower rate of residential development and construction lending will continue to result in much slower or no net loan growth in CB&T, NBA, and NSB in at least the first half of 2007. However, commercial lending strengthened during 2006 particularly in Zions Bank and Amegy, but also in our Vectra and TCBW bank subsidiaries, and remained very strong in the latter half of the year. The result was net loan growth of $4.5 billion, or 15.1%, from year-end 2006 compared to year-end 2005, and a mix shift away from commercial real estate and towards commercial lending sectors in new loan originations.

Reflecting trends throughout the banking industry, the Company’s deposit growth in 2006 slowed significantly. Core deposits grew only $552 million from year-end 2005, a rate of 1.8% – significantly lagging the growth rate of loans. In addition, noninterest-bearing demand deposits only increased by $56 million from year-end 2005. Thus, the Company increased its reliance on more costly sources of funding during the year.

Maintaining Credit Quality at High Levels

The ratio of nonperforming assets to net loans and other real estate owned improved to 0.24% at year-end, compared to 0.30% at the end of 2005. Net loan charge-offs for 2006 were $46 million, compared to $25 million for 2005. The provision for loan losses during 2006 significantly increased relative to 2005, driven in significant part by strong loan growth and the Amegy acquisition. The Company believes that it is unlikely that credit quality will improve further from these year-end levels; however, it also sees little sign of significant deterioration in credit quality.

Note: Peer group is defined as bank holding companies with assets > $10 billion.

Peer data source: SNL Financial Database

Peer information for 2006 is from 3rd quarter 2006.

Managing Interest Rate Risk

Our focus in managing interest rate risk is not to take positions based upon management’s forecasts of interest rates, but rather to maintain a position of slight “asset-sensitivity.” This means that our assets tend to reprice slightly more quickly than our liabilities. The Company makes extensive use of interest rate swaps to hedge interest rate risk in order to seek to achieve this desired position. This practice has enabled us to achieve a relatively stable net interest margin during periods of volatile interest rates, which is depicted in Chart 5.

Taxable-equivalent net interest income in 2006 increased 29.4% over 2005. Excluding Amegy from 2006 and December 2005, taxable-equivalent net interest income increased 9.1%. The net interest margin increased to 4.63% for 2006, up from 4.58% for 2005. The Company was able to achieve this performance despite the challenges of a flat-to-inverted yield curve, and significant pressures on both loan pricing and funding costs that resulted in fairly steady compression of the net interest spread (the difference between the average yield on all interest-earning assets and the average cost of all interest-bearing funding sources).

See the section “Interest Rate Risk” on page 87 for more information regarding the Company’s asset-liability management (“ALM”) philosophy and practice and our interest rate risk management.

Controlling Expenses

During 2006 the Company’s efficiency ratio increased to 56.9% compared to 55.7% for 2005. The efficiency ratio is the relationship between noninterest expense and total taxable-equivalent revenue. The efficiency ratio deteriorated following the close of the Amegy acquisition, both due to Amegy’s higher pre-merger efficiency ratio relative to Zions and due to acquisition and integration related costs. However, after peaking in the first quarter, the efficiency ratio improved as cost synergies were realized.

Note: Peer group is defined as bank holding companies with assets > $10 billion.

Peer data source: SNL Financial Database

Peer information for 2006 is from 3rd quarter 2006.

Capital and Return on Capital

As regulated financial institutions, the Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. One of our goals is to maintain capital levels that are at least “well capitalized” under regulatory standards. The Company and each of its banking subsidiaries met the “well capitalized” guidelines at December 31, 2006. In addition, the Parent and certain of its banking subsidiaries have issued various debt securities that have been rated by the principal rating agencies. As a result, another goal is to maintain capital at levels consistent with an “investment grade” rating for these debt securities. The Company has maintained its “investment grade” debt ratings, as have those of its bank subsidiaries that have ratings. At year-end 2006 the Company’s tangible common equity ratio increased to 5.98% compared to 5.28% at the end of 2005. In December 2006 the Company issued $240 million of non-cumulative perpetual preferred stock; this additional capital raised the Company’s tangible equity ratio to 6.51% at year-end. The Company announced in the fourth quarter that it would target a tangible equity ratio of 6.25 - 6.50%, replacing the previously announced tangible common equity ratio target at the same level. In conjunction with these actions, the Company’s Board of Directors authorized a $400 million common stock buyback program, and the Company repurchased $25.0 million of its common stock in December 2006.

The Company continues to believe that capital in excess of that required to support the risks of the business in which it engages should be returned to the shareholders. In addition to dividends, the Company currently expects to use the remaining $375 million stock buyback authorization during 2007.

In addition, we believe that the Company should engage or invest in business activities that provide attractive returns on equity. Chart 9 illustrates that as a result of earnings improvement, the exit of underperforming businesses and returning unneeded capital to the shareholders, the Company’s return on average common equity has improved in recent years. The decline in 2006 is due to the additional common equity held due to additional intangible assets (primarily goodwill and core deposit intangibles) that resulted from the premium paid to acquire Amegy.

As depicted in Chart 10, tangible return on average tangible common equity further improved in 2006 as the Company continued to improve its core operating results.

Note: Tangible return is net earnings applicable to common

shareholders plus after-tax amortization of core deposit and other intangibles and impairment losses on goodwill.

Challenges to Operations

As detailed in Schedule 2 on page 21, several factors combined to improve the Company’s performance in 2006 from 2005. The Company continued to experience strong loan growth, but deposit growth lagged. The improving economic conditions that began in 2004 continued through 2005 and 2006, and spread to include essentially all of our markets during the past year. However, as noted, growth in residential real estate development and construction slowed considerably in the second half of 2006 in Arizona, Southern California, and Southern Nevada. Credit quality remained exceptional during the year as nonperforming assets and net charge-off percentages remained at historically low levels. The Company was able to slightly improve its net interest margin year over year during a period when other financial institutions were experiencing significant margin compression due to the challenging interest rate environment.

As we enter 2007, we see several significant challenges to improving performance.

We expect that commercial real estate loans, which declined in CB&T and NSB in the fourth quarter, may continue to decline in our Southwestern markets throughout the first half of 2007. However, commercial loan growth has been accelerating, particularly in Zions Bank, Amegy and Vectra, which has kept aggregate loan growth robust.

Over the last two years, the Company has experienced historically high levels of credit quality. While we do not see any indications that loan quality will deteriorate significantly, it is unlikely we will be able to maintain credit quality at these levels for an indefinite period of time. The 2006 annual provision for loan losses was $73 million, an increase from 2005 of $30 million, and we expect that loan loss provisions may continue in 2007 at levels similar to 2006 if loan growth remains strong.

During 2006 we saw increased pressure on the pricing of both loans and deposits as the economy continued to expand and competition for good business increased. In particular, deposit rates repriced upward at an increasing rate in the latter half of 2005 and first half of 2006, the Federal Reserve continued to raise short-term interest rates, and the competition for deposits intensified.

We expect these pressures to continue in 2007, although perhaps not as severely if the Federal Reserve does not raise interest rates further. For more information on our asset-liability management processes, see “Interest Rate and Market Risk Management” on page 86.

We anticipate that economic conditions will continue to be strong in our geographic footprint during 2007, with weakness in residential real estate as previously discussed. However, any number of unforeseen events could result in a weaker economy that in turn could negatively impact loan growth and credit quality.

Excluding the impact of the Stockmen’s acquisition, we expect to see moderate growth in both revenues and expenses during 2007, and believe that controlling operating expenses will continue to be an important factor in improving our overall performance. We will continue to see increased expense levels during 2007 for systems conversions at Stockmen’s and CB&T, but we expect these conversions to result in ongoing expense savings when completed. We are also investing in creating systems, data and processes that may enable us to qualify for the proposed Basel II capital requirements.

Compliance with regulatory requirements pose an ongoing challenge. A failure in our internal controls could have a significant negative impact not only on our earnings but also on the perception that customers, regulators and investors may have of the Company. We continue to devote a significant amount of effort, time and resources to improving our controls and ensuring compliance with these complex regulations.

We have a number of business initiatives that, while we believe they will ultimately produce profits for our shareholders, currently generate expenses in excess of revenues. Three significant initiatives are Contango, a wealth management business started in 2004, NetDeposit, our subsidiary that provides electronic check processing systems, and the increased investments in treasury management and medical claims capabilities discussed in the Executive Summary. We will need to manage these businesses carefully to ensure that expenses and revenues develop in a planned way and that profits are not impaired to an extent that is not warranted by the opportunities these businesses provide.

Finally, competition from credit unions continues to pose a significant challenge. The aggressive expansion of some credit unions, far beyond the traditional concept of a common bond, presents a competitive threat to Zions and many other banking companies. While this is an issue in all of our markets, it is especially acute in Utah where two of the five largest financial institutions (measured by local deposits) are credit unions that are exempt from all state and federal income tax.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Notes to Consolidated Financial Statements contain a summary of the Company’s significant accounting policies. We believe that an understanding of certain of these policies, along with the related estimates that we are required to make in recording the financial transactions of the Company, is important in order to have a complete picture of the Company’s financial condition. In addition, in arriving at these estimates, we are required to make complex and subjective judgments, many of which include a high degree of uncertainty. The following is a discussion of these critical accounting policies and significant estimates related to these policies. We have discussed each of these accounting policies and the related estimates with the Audit Committee of the Board of Directors.

We have included sensitivity schedules and other examples to demonstrate the impact of the changes in estimates made for various financial transactions. The sensitivities in these schedules and examples are hypothetical and should be viewed with caution. Changes in estimates are based on variations in assumptions and are not subject to simple extrapolation, as the relationship of the change in the assumption to the change in the amount of the estimate may not be linear. In addition, the effect of a variation in one assumption is in reality likely to cause changes in other assumptions, which could potentially magnify or counteract the sensitivities.

Securitization Transactions

The Company from time to time enters into securitization transactions that involve transfers of loans or other receivables to off-balance-sheet QSPEs. In most instances, we provide the servicing on these loans as a condition of the sale. In addition, as part of these transactions, the Company may retain a cash reserve account, an interest-only strip, or in some cases a subordinated tranche, all of which are considered to be retained interests in the securitized assets.

Whenever we initiate a securitization, the first determination that we must make in connection with the transaction is whether the transfer of the assets constitutes a sale under U.S. generally accepted accounting principles. If it does, the assets are removed from the Company’s consolidated balance sheet with a gain or loss recognized. Otherwise, the transfer is considered a financing, resulting in no gain or loss being recognized and the recording of a liability on the Company’s consolidated balance sheet. The financing treatment could have unfavorable financial implications including an adverse effect on Zions’ results of operations and capital ratios. However, all of the Company’s securitizations have been structured to meet the existing criteria for sale treatment.

Another determination that must be made is whether the special-purpose entity involved in the securitization is independent from the Company or whether it should be included in its consolidated financial statements. If the entity’s activities meet certain criteria for it to be considered a QSPE, no consolidation is required. Since all of the Company’s securitizations have been with entities that have met the requirements to be treated as QSPEs, they have met the existing accounting criteria for nonconsolidation.

Finally, we must make assumptions to determine the amount of gain or loss resulting from the securitization transaction as well as the subsequent carrying amount for the retained interests. In determining the gain or loss, we use assumptions that are based on the facts surrounding each securitization. Using alternatives to these assumptions could affect the amount of gain or loss recognized on the transaction and, in turn, the Company’s results of operations. In valuing the retained interests, since quoted market prices of these interests are generally not available, we must estimate their value based on the present value of the future cash flows associated with the securitizations. These value estimations require the Company to make a number of assumptions including:

•	the method to use in computing the prepayments of the securitized loans;

•	the annualized prepayment speed of the securitized loans;
•	the weighted average life of the loans in the securitization;
•	the expected annual net credit loss rate; and
•	the discount rate for the residual cash flows.

Quarterly, the Company reviews its valuation assumptions for retained beneficial interests under the rules contained in Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, (“EITF 99-20”). These rules require the Company to periodically update its assumptions used to compute estimated cash flows for its retained beneficial interests and compare the net present value of these cash flows to the carrying value. The Company complies with EITF 99-20 by quarterly evaluating and updating its assumptions including the default assumption as compared to the historical credit losses and the credit loss expectation of the portfolio, and its prepayment speed assumption as compared to the historical prepayment speeds and prepayment rate expectation. Changes in certain 2006 assumptions from 2005 for securizations were made in accordance with this process.

Schedule 3 summarizes the key economic assumptions that we used for measuring the values of the retained interests at the date of sale for securitizations during 2006, 2005, and 2004.

SCHEDULE 3

KEY ECONOMIC ASSUMPTIONS USED TO VALUE

RETAINED INTERESTS

	Home equity loans	Small business loans
2006:
Prepayment method	na(1)	na(2)
Annualized prepayment speed	na(1)	na(2)
Weighted average life (in months)	11	na(2)
Expected annual net loss rate	0.10%	na(2)
Residual cash flows discounted at	15.0%	na(2)

2005:
Prepayment method	na(1)	CPR(3)
Annualized prepayment speed	na(1)	4 - 15 Ramp in 25 months(4)
Weighted average life (in months)	12	69
Expected annual net loss rate	0.10%	0.40%
Residual cash flows discounted at	15.0%	15.0%

2004:
Prepayment method	na(1)	CPR(3)
Annualized prepayment speed	na(1)	10, 15 Ramp-up(5)
Weighted average life (in months)	11	64
Expected annual net loss rate	0.10%	0.50%
Residual cash flows discounted at	15.0%	15.0%

(1)	The weighted average life assumption includes consideration of prepayment to determine the fair value of the capitalized residual cash flows.
(2)	No small business loan securitization sales occurred in 2006.
(3)	“Constant Prepayment Rate.”
(4)	Annualized prepayment speed begins at 4% and increases at equal increments to 15% in 25 months.
(5)	Annualized prepayment speed is 10% in the first year and 15% thereafter.

Schedule 4 sets forth the sensitivity of the current fair value of the capitalized residual cash flows at December 31, 2006 to immediate 10% and 20% adverse changes to those key assumptions that reflect the current portfolio assumptions.

SCHEDULE 4

SENSITIVITY OF RESIDUAL CASH FLOWS TO ADVERSE CHANGES

OF CURRENT PORTFOLIO KEY VALUATION ASSUMPTIONS

(In millions of dollars and annualized percentage rates)		Home equity loans	Small business loans
Carrying amount/fair value of capitalized residual cash flows		$4.5	78.6
Weighted average life (in months)		11	32 - 62
Prepayment speed assumption		na (1)	12.5% - 28.0%(2)
Decrease in fair value due to adverse change	10%	$0.1	3.0
	20%	$0.1	5.7
Expected credit losses		0.10%	0.20% - 0.50%
Decrease in fair value due to adverse change	10%	$0.1	1.3
	20%	$0.1	2.5
Residual cash flows discount rate		12.0%	13.0% - 13.8%
Decrease in fair value due to adverse change	10%	$0.1	2.4
	20%	$0.1	4.7

(1)	The weighted average life assumption includes consideration of prepayment to determine the fair value of the capitalized residual cash flows.
(2)	The prepayment speed assumption at December 31, 2006 for the small business loan securitizations transacted in 2005 and 2004 was 12.5 - 15 Ramp-up in 24 months and 13.5 - 15 Ramp-up in 10 months, respectively.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of the losses that are inherent in the loan and lease portfolios. The determination of the appropriate level of the allowance is based on periodic evaluations of the portfolios along with other relevant factors. These evaluations are inherently subjective and require us to make numerous assumptions, estimates, and judgments.

In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type. For commercial loans, we use historical loss experience factors by loan segment, adjusted for changes in trends and conditions, to help determine an indicated allowance for each segment. These factors are based on a migration analysis technique and other considerations based on the makeup of the specific portfolio segment. The other considerations used in our analysis include volumes and trends of delinquencies, levels of nonaccrual loans, repossessions and bankruptcies, trends in criticized and classified loans, and expected losses on loans secured by real estate. In addition, new credit products and policies, current economic conditions, concentrations of credit risk, and the experience and abilities of lending personnel are also taken into consideration.

In addition to the segment evaluations, nonaccrual loans graded substandard or doubtful with an outstanding balance of $500 thousand or more are individually evaluated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine the level of impairment and establish a specific reserve. A specific allowance is established for loans adversely graded below $500 thousand when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan segment.

For consumer loans, we use a forecasting model based on internally generated portfolio delinquencies that employs “roll rates” to calculate losses. “Roll rates” are the rates at which accounts migrate from one delinquency level to the next higher level. Using average roll rates for the most recent twelve-month period and comparing projected losses to actual loss experience, the model estimates the expected losses in dollars for the forecasted period. By refreshing it with updated data, the model establishes projected losses for a new twelve-month period each month, segmenting the portfolio into nine product groupings with similar risk profiles.

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

There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require us to make qualitative judgments. Although we believe that our processes for determining an appropriate level for the allowance adequately address all of the components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for credit losses, which would negatively impact the Company’s results of operations in future periods. As an example, if a total of $250 million of nonclassified loans were to be immediately classified as special mention, substandard and doubtful in the same proportion as the existing portfolio, the amount of the allowance for loan losses at December 31, 2006 would increase by approximately $16 million. In addition, since the allowance for loan losses is assigned to the Company’s business segments that have loan portfolios, any earnings impact resulting from actual results differing from our estimates would have the largest impact on those segments with the largest loan portfolios, namely Zions Bank, CB&T and Amegy. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in the level of the criticized and classified loans may have on the allowance estimation process. We believe that given the procedures that we follow in determining the potential losses in the loan portfolio, the various components used in the current estimation processes are appropriate.

We are in the process of developing potential changes to enhance our methodology for determining the allowance for loan losses. The potential changes include incorporating a two-factor grading system to include probability of default and loss given default. We currently anticipate that these changes will be phased in during 2007 and 2008.

Nonmarketable Equity Securities

The Company either directly, through its banking subsidiaries or through its Small Business Investment Companies (“SBIC”), owns investments in venture funds and other capital securities that are not publicly traded and are not accounted for using the equity method. Since these nonmarketable securities have no readily ascertainable fair values, they are reported at amounts that we have estimated to be their fair values. In estimating the fair value of each investment, we must apply judgment using certain assumptions. Initially, we believe that an investment’s cost is the best indication of its fair value, provided that there have been no significant positive or negative developments subsequent to its acquisition that indicate the necessity of an adjustment to a fair value estimate. If and when such an event takes place, we adjust the investment’s cost by an amount that we believe reflects the nature of the event. In addition, any minority interests in the Company’s SBICs reduce its share of any gains or losses incurred on these investments.

As of December 31, 2006, the Company’s total investment in nonmarketable equity securities not accounted for using the equity method was $117.6 million, of which its equity exposure to investments held by the SBICs, net of related minority interest of $41.2 million and SBA debt of $7.0 million, was $55.5 million. In addition, exposure to non-SBIC equity investments not accounted for by the equity method was $13.9 million.

The values that we have assigned to these securities where no market quotations exist are based upon available information and may not necessarily represent amounts that ultimately will be realized on these securities. Key information used in valuing these securities include the projected financial performance of these companies, the evaluation of the investee company’s management team, and other industry, economic and market factors. If there had been an active market for these securities, the carrying value may have been significantly different from the amounts reported. In addition, since Zions Bank and Amegy are the principal business segments holding these investments, they would experience the largest impact of any changes in the fair values of these securities.

Accounting for Goodwill

Goodwill arises from business acquisitions and represents the value attributable to the unidentifiable intangible elements in our acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performs this annual test as of October 1 of each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, and a decision to change the operations or dispose of a reporting unit.

The first step in this evaluation process is to determine if a potential impairment exists in any of the Company’s reporting units and, if required from the results of this step, a second step measures the amount of any impairment loss. The computations required by steps 1 and 2 call for us to make a number of estimates and assumptions. In completing step 1, we determine the fair value of the reporting unit that is being evaluated. In determining the fair value, we generally calculate value using a combination of up to three separate methods: comparable publicly traded financial service companies in the Western and Southwestern states; comparable acquisitions of financial services companies in the Western and Southwestern states; and the discounted present value of management’s estimates of future cash or income flows. Critical assumptions that are used as part of these calculations include:

•	selection of comparable publicly traded companies, based on location, size, and business composition;
•	selection of comparable acquisition transactions, based on location, size, business composition, and date of the transaction;
•	the discount rate applied to future earnings, based on an estimate of the cost of capital;
•	the potential future earnings of the reporting unit;
•	the relative weight given to the valuations derived by the three methods described.

If step 1 indicates a potential impairment of a reporting unit, step 2 requires us to estimate the “implied fair value” of the reporting unit. This process estimates the fair value of the unit’s individual assets and liabilities in the same manner as if a purchase of the reporting unit were taking place. To do this we must determine the fair value of the assets, liabilities and identifiable intangible assets of the reporting unit based upon the best available information. If the value of goodwill calculated in step 2 is less than the carrying amount of goodwill for the reporting unit, an impairment is indicated and the carrying value of goodwill is written down to the calculated value.

Since estimates are an integral part of the impairment computations, changes in these estimates could have a significant impact on any calculated impairment amount. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, changes in discount rates, changes in stock and mergers and acquisitions market values, and changes in industry or market sector conditions.

During the fourth quarter of 2006, we performed our annual goodwill impairment evaluation for the entire organization, effective October 1, 2006. Step 1 was performed by using both market value and transaction value approaches for all reporting units and, in certain cases, the discounted cash flow approach was also used. In the market value approach, we identified a group of publicly traded banks that are similar in size and location to Zions’ subsidiary banks and then used valuation multiples developed from the group to apply to our subsidiary banks. In the transaction value approach, we reviewed the purchase price paid in recent mergers and acquisitions of banks similar in size to Zions’ subsidiary banks. From these purchase prices we developed a set of valuation multiples, which we applied to our subsidiary banks. In instances where the discounted cash flow approach was used, we discounted projected cash flows to their present value to arrive at our estimate of fair value.

Upon completion of step 1 of the evaluation process, we concluded that no potential impairment existed for any of the Company’s reporting units. In reaching this conclusion, we determined that the fair values of goodwill exceeded the recorded values of goodwill. Since this evaluation process required us to make estimates and assumptions with regard to the fair value of the Company’s reporting units, actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Company’s results of operations and the business segments where the goodwill is recorded. However, had our estimated fair values been 10% lower, there would still have been no indication of impairment for any of our reporting units.

Accounting for Derivatives

Our interest rate risk management strategy involves hedging the repricing characteristics of certain assets and liabilities so as to mitigate adverse effects on the Company’s net interest margin and cash flows from changes in interest rates. While we do not participate in speculative derivatives trading, we consider it prudent to use certain derivative instruments to add stability to the Company’s interest income and expense, to modify the duration of specific assets and liabilities, and to manage the Company’s exposure to interest rate movements. In addition, the Company has a program to provide derivative financial instruments to certain customers, acting as an intermediary in the transaction. Upon issuance, all of these customer derivatives are immediately “hedged” by offsetting derivative contracts, such that the Company has no net interest rate risk exposure resulting from the transaction.

All derivative instruments are carried on the balance sheet at fair value. As of December 31, 2006, the recorded amounts of derivative assets, classified in other assets, and derivative liabilities, classified in other liabilities, were $51.7 million and $63.2 million, respectively. Since there are no market value quotes for the specific derivative instruments that the Company holds, we must estimate their fair values. Generally this estimate is made by an independent third party using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). These future net cash flows, however, are susceptible to change due primarily to fluctuations in interest rates. As a result, the estimated values of these derivatives will typically change over time as cash is received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on our estimated valuations. However, based on the nature and limited purposes of the derivatives that the Company employs, fluctuations in interest rates have only a modest effect on its results of operations.

In addition to making the valuation estimates, we also face the risk that certain derivative instruments that have been designated as hedges and currently meet the strict hedge accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, may not qualify in the future as “highly effective,” as defined by the Statement, as well as the risk that hedged transactions in cash flow hedging relationships may no longer be considered probable to occur. During 2006, no hedge ineffectiveness was required to be reported in earnings on the Company’s cash flow hedging relationships. Further, new interpretations and guidance related to SFAS 133 continue to be issued and we cannot predict the possible impact that they will have on our use of derivative instruments in the future.

Although the majority of the Company’s hedging relationships have been designated as cash flow hedges, for which hedge effectiveness is assessed and measured using a “long haul” approach, the Company also had five fair value hedging relationships outstanding as of December 31, 2006 that were designated using the “shortcut” method, as described in SFAS 133, paragraph 68. The Company believes that the shortcut method continues to be appropriate for those hedges because we have precisely complied with the documentation requirements and each of the applicable shortcut criteria described in paragraph 68.

Pension Accounting

As explained in detail in Note 20 of the Notes to Consolidated Financial Statements, we have a noncontributory defined benefit pension plan that is available to employees who have met specific eligibility requirements. Also as explained in the Note, as of January 1, 2003, no new employees are eligible to participate in the plan and future benefit accruals were eliminated for most participants.

In accounting for the plan, we must determine the obligation associated with the plan benefits and compare that with the assets that the plan owns. This requires us to incorporate numerous assumptions, including the expected rate of return on plan assets, the projected rate of increase of the salaries of the eligible employees and the discount rates to use in estimating the fair value of the liability. The expected rate of return on plan assets is intended to approximate the long-term rate of return that we anticipate receiving on the plan’s investments, considering the mix of the assets that the plan holds as investments, the expected return of those underlying investments, the diversification of those investments, and the re-balancing strategy employed. The projected rates of salary increases are management’s estimate of future pay increases that the remaining eligible employees will receive until their retirement. The discount rate reflects the yields available on long-term, high-quality fixed-income debt instruments with cash flows similar to the obligations of the plan, reset annually on the measurement date, which is December 31 of each year.

The annual pension expense is sensitive to the expected rate of return on plan assets. For example, for the year 2006 the expected rate of return on plan assets was 8.50%. For each 25 basis point change in this rate, the Company’s pension expense would change by approximately $300 thousand. In applying the expected rate of return on plan assets to our pension accounting, we base our calculations on the fair value of plan assets, using an arithmetic method to calculate the expected return on the plan assets.

The annual pension expense is not significantly sensitive to the projected rate of increase of salaries of the eligible employees. This is due to the limited number of employees who continue to actively accrue benefits within the plan.

The annual pension expense is also sensitive to the discount rate employed. For example, the discount rate used in the 2006 pension expense calculation was 5.60%. If this rate were 25 basis points lower, the pension expense would increase by approximately $280 thousand. If the rate were 25 basis points higher, the pension expense would decrease by approximately $270 thousand.

In estimating the annual pension expense and funded status associated with the defined benefit plan, we must make a number of assumptions and estimates based upon our judgment and also on information that we receive from an independent actuary. These assumptions and estimates are closely monitored and are reviewed at least annually for any adjustments that may be required.

In addition, we assumed obligations of a defined benefit plan when we acquired Amegy. That plan resulted from a previous acquisition by Amegy. The plan is also frozen and we are in the process of terminating it. The planned termination was considered in remeasuring the acquired plan projected benefit obligation at the date of the Amegy acquisition. The acquired plan projected benefit obligation exceeded the fair value of the plan assets by $2.1 million and was recorded as part of the purchase price allocation.

Share-Based Compensation

As discussed in Note 17 of the Notes to Consolidated Financial Statements, effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. SFAS 123R utilizes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions. While under prior guidance we elected not to expense share-based compensation, we have disclosed in Note 17 the pro forma effect on net income as if our share-based compensation had been expensed.

We adopted SFAS 123R using the “modified prospective” transition method. Under this transition method, compensation expense is recognized beginning January 1, 2006 based on the requirements of SFAS 123R for all share-based payments granted after December 31, 2005, and based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remain unvested as of that date. Results of operations for prior years have not been restated.

The Company has used the Black-Scholes option-pricing model to estimate the value of stock options and the pro forma expense for share-based compensation. The assumptions used to apply this model include a weighted average risk-free interest rate, a weighted average expected life, an expected dividend yield, and an expected volatility. Use of these assumptions is subjective and requires judgment as described in Note 17.

The most significant assumptions impacted by management’s judgment are the weighted average expected life and the expected volatility. The Company performed a sensitivity analysis of the impact of increasing and decreasing expected volatility 10% as well as the impact of increasing and decreasing the weighted average expected life by one year. The Company performed this analysis on the stock options granted in 2006. The following table shows the impact of these changes on the Company’s stock option expense for the options granted in 2006:

SCHEDULE 5

SENSITIVITY OF BLACK-SCHOLES ASSUMPTIONS ON STOCK OPTION EXPENSE

(In thousands)

Actual stock option expense for 2006 grants	$3,037
Stock option expense increase (decrease) under the following assumption changes:
Volatility decreased 10% (18% to 8%)	(1,006)
Volatility increased 10% (18% to 28%)	1,079
Average life decreased 1 year	(429)
Average life increased 1 year	388

The adoption of SFAS 123R decreased income before income taxes by $17.5 million and net income by approximately $12.6 million for 2006, or $0.12 per diluted share. See Note 17 for additional information on stock options and restricted stock.

Income Taxes

The Company is subject to the income tax laws of the United States, its states and other jurisdictions where it conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations, and case law. In the process of preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are also reassessed on a quarterly basis, if business events or circumstances warrant. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. The Company has tax reserves at December 31, 2006 of approximately $39 million for uncertain tax positions primarily for various state tax contingencies in several jurisdictions.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. Under the guidance of FIN 48, management estimates that these reserves may decrease by approximately $9 million to $13 million, which is subject to revision when management completes an analysis of the impact of FIN 48. As required by FIN 48 upon adoption on January 1, 2007, this difference will be recorded in retained earnings as a cumulative effect adjustment. See Note 15 of the Notes to Consolidated Financial Statements for additional information on income taxes.

RESULTS OF OPERATIONS

As previously disclosed, the Company completed its acquisition of Amegy Bancorporation, Inc. in December 2005. All comparisons of 2006 to 2005 and prior periods reflect the effects of the Amegy acquisition.

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. Taxable-equivalent net interest income is the largest component of Zions’ revenue. For the year 2006, it was 76.4% of our taxable-equivalent revenues, compared to 76.0% for 2005 and 73.3% in 2004. On a taxable-equivalent basis, net interest income for 2006 was up $406.6 million or 29.4% from 2005, which was up $200.3 million or 16.9% from 2004. The increase in taxable-equivalent net interest income for 2006 was driven by the significant increase in both earning assets and core deposits resulting from the Amegy acquisition, strong organic loan growth, and the impact of increasing short-term interest rates on Zions’ asset-sensitive balance sheet, which resulted in a 5 basis point increase in the net interest margin compared to 2005. The net interest margin for 2005 was up 31 basis points from 2004. The incremental tax rate used for calculating all taxable-equivalent adjustments was 35% for all years discussed and presented.

By its nature, net interest income is especially vulnerable to changes in the mix and amounts of interest-earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities significantly impact net interest income. See “Interest Rate and Market Risk Management” on page 86 for a complete discussion of how we manage the portfolios of interest-earning assets and interest-bearing liabilities and associated risk.

A gauge that we consistently use to measure the Company’s success in managing its net interest income is the level and stability of the net interest margin. The net interest margin was 4.63% in 2006 compared with 4.58% in 2005 and 4.27% in 2004. The slightly increased margin for 2006 results mainly from an improved earning asset mix and from the impact of increasing short-term interest rates on Zions’ asset-sensitive balance sheet. In addition we significantly improved Amegy’s pre-acquisition earning asset mix and net interest margin by applying Zions interest rate risk management strategies. Higher yielding average loans and leases increased $8.4 billion from 2005 while lower yielding average money market investments and securities increased $128 million. For the fourth quarter of 2006, the Company’s net interest margin was 4.60%. However the Company’s funding mix actually shifted in an unfavorable direction in 2006 as core deposit growth slowed and earning asset growth was funded from more expensive sources. For example, average noninterest-bearing deposits were 29.8% of total average deposits for 2005, compared to 29.0% for 2006. Over the same period, average time deposits greater than $100,000 increased from 6.9% to 10.0% of total average deposits.

The increased margin for 2005 compared to 2004 resulted mainly from an improved asset and liability mix and from the impact of increasing short-term interest rates on Zions’ asset-sensitive balance sheet. Higher yielding average loans and leases increased $3.0 billion from 2004 while lower yielding average money market investments and securities decreased $0.5 billion. The net increase in interest-earnings assets was mainly funded by increases in lower cost average interest-bearing deposits which increased $1.6 billion and average noninterest-bearing deposits which increased $1.1 billion, while average borrowed funds decreased $0.5 billion from 2004.

The Company expects to continue its efforts to maintain a slightly “asset-sensitive” position with regard to interest rate risk. However, our estimates of the Company’s actual position are highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes.

Schedule 6 summarizes the average balances, the amount of interest earned or incurred and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

SCHEDULE 6

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

AVERAGE BALANCE SHEETS, YIELDS AND RATES

	2006			2005
(Amounts in millions)	Average balance	Amount of interest(1)	Average rate	Average balance	Amount of interest(1)	Average rate
ASSETS:
Money market investments	$479	24.7	5.16%	$988	31.7	3.21%
Securities:
Held to maturity	645	44.1	6.83	639	44.2	6.93
Available for sale	4,992	285.5	5.72	4,021	207.7	5.16
Trading account	157	7.7	4.91	497	19.9	4.00

Total securities	5,794	337.3	5.82	5,157	271.8	5.27

Loans:
Loans held for sale	261	16.5	6.30	205	9.8	4.80
Net loans and leases(2)	32,134	2,463.9	7.67	23,804	1,618.0	6.80

Total loans and leases	32,395	2,480.4	7.66	24,009	1,627.8	6.78

Total interest-earning assets	38,668	2,842.4	7.35	30,154	1,931.3	6.40

Cash and due from banks	1,476			1,123
Allowance for loan losses	(349)			(285)
Goodwill	1,887			746
Core deposit and other intangibles	181			66
Other assets	2,379			1,799

Total assets	$44,242			$33,603

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$5,129	75.3	1.47	$4,347	36.7	0.84
Money market	10,721	330.0	3.08	9,131	183.9	2.01
Time under $100,000	2,065	77.4	3.75	1,523	41.7	2.74
Time $100,000 and over	3,272	142.6	4.36	1,713	54.7	3.19
Foreign	2,065	95.5	4.62	737	23.3	3.16

Total interest-bearing deposits	23,252	720.8	3.10	17,451	340.3	1.95

Borrowed funds:
Securities sold, not yet purchased	66	3.0	4.57	475	17.7	3.72
Federal funds purchased and security repurchase agreements	2,838	124.7	4.39	2,307	63.6	2.76
Commercial paper	220	11.4	5.20	149	5.0	3.36
FHLB advances and other borrowings:
One year or less	479	25.3	5.27	204	5.9	2.90
Over one year	148	8.6	5.80	228	11.5	5.05
Long-term debt	2,491	159.6	6.41	1,786	104.9	5.88

Total borrowed funds	6,242	332.6	5.33	5,149	208.6	4.05

Total interest-bearing liabilities	29,494	1,053.4	3.57	22,600	548.9	2.43

Noninterest-bearing deposits	9,508			7,417
Other liabilities	697			533

Total liabilities	39,699			30,550
Minority interest	34			26
Shareholders’ equity:
Preferred equity	16			–
Common equity	4,493			3,027

Total shareholders’ equity	4,509			3,027

Total liabilities and shareholders’ equity	$44,242			$33,603

Spread on average interest-bearing funds			3.78%			3.97%

Taxable-equivalent net interest income and net yield on interest-earning assets		1,789.0	4.63%		1,382.4	4.58%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

2004			2003			2002
Average balance	Amount of interest(1)	Average rate	Average balance	Amount of interest(1)	Average rate	Average balance	Amount of interest(1)	Average rate

$ 1,463	16.4	1.12%	$1,343	13.0	0.97%	$1,199	18.6	1.55%

500	34.3	6.86	–	–		43	2.3	5.34
3,968	174.5	4.40	3,736	171.5	4.59	3,209	170.0	5.30
732	29.6	4.04	711	24.7	3.47	611	22.1	3.62

5,200	238.4	4.59	4,447	196.2	4.41	3,863	194.4	5.03

159	5.1	3.16	220	8.3	3.77	210	9.4	4.50
20,887	1,252.8	6.00	19,105	1,194.2	6.25	17,904	1,245.4	6.96

21,046	1,257.9	5.98	19,325	1,202.5	6.22	18,114	1,254.8	6.93

27,709	1,512.7	5.46	25,115	1,411.7	5.62	23,176	1,467.8	6.33

1,026			953			939
(272)			(282)			(267)
648			711			744
65			77			98
1,760			1,630			1,606

$ 30,936			$28,204			$26,296

$ 4,245	24.4	0.58	$3,810	23.4	0.62	$3,308	34.6	1.05
8,572	96.8	1.13	8,064	88.2	1.09	7,268	130.0	1.79
1,436	27.5	1.92	1,644	36.9	2.25	1,911	62.1	3.25
1,244	29.2	2.35	1,290	33.3	2.58	1,487	50.5	3.40
338	4.4	1.30	186	1.7	0.89	106	1.5	1.42

15,835	182.3	1.15	14,994	183.5	1.22	14,080	278.7	1.98

625	24.2	3.86	538	20.4	3.80	394	16.4	4.17

2,682	32.2	1.20	2,605	25.5	0.98	2,528	39.1	1.55
201	3.0	1.51	215	3.0	1.41	359	7.5	2.09

252	2.9	1.14	145	1.9	1.32	533	10.3	1.93
230	11.7	5.08	237	12.3	5.19	240	12.4	5.18
1,659	74.3	4.48	1,277	57.3	4.48	874	56.3	6.45

5,649	148.3	2.62	5,017	120.4	2.40	4,928	142.0	2.88

21,484	330.6	1.54	20,011	303.9	1.52	19,008	420.7	2.21

6,269			5,259			4,522
501			444			404

28,254			25,714			23,934
23			22			21

–			–			–
2,659			2,468			2,341

2,659			2,468			2,341

$ 30,936			$28,204			$26,296

		3.92%			4.10%			4.12%

	1,182.1	4.27%		1,107.8	4.41%		1,047.1	4.52%

Schedule 7 analyzes the year-to-year changes in net interest income on a fully taxable-equivalent basis for the years indicated. For purposes of calculating the yields in these schedules, the average loan balances also include the principal amounts of nonaccrual and restructured loans. However, interest received on nonaccrual loans is included in income only to the extent that cash payments have been received and not applied to principal reductions. In addition, interest on restructured loans is generally accrued at reduced rates.

SCHEDULE 7

ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE

	2006 over 2005			2005 over 2004
	Changes due to		Total changes	Changes due to		Total changes
(In millions)	Volume	Rate(1)		Volume	Rate(1)

INTEREST-EARNING ASSETS:
Money market investments	$(16.3)	9.3	(7.0)	(5.3)	20.6	15.3
Securities:
Held to maturity	0.5	(0.6)	(0.1)	9.6	0.3	9.9
Available for sale	53.7	24.1	77.8	2.5	30.7	33.2
Trading account	(13.6)	1.4	(12.2)	(9.4)	(0.3)	(9.7)

Total securities	40.6	24.9	65.5	2.7	30.7	33.4

Loans:
Loans held for sale	3.2	3.5	6.7	1.6	3.1	4.7
Net loans and leases(2)	619.1	226.8	845.9	186.8	178.4	365.2

Total loans and leases	622.3	230.3	852.6	188.4	181.5	369.9

Total interest-earning assets	$646.6	264.5	911.1	185.8	232.8	418.6

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$7.4	31.2	38.6	0.8	11.5	12.3
Money market	35.8	110.3	146.1	6.8	80.3	87.1
Time under $100,000	17.5	18.2	35.7	1.8	12.4	14.2
Time $100,000 and over	62.7	25.2	87.9	13.1	12.4	25.5
Foreign	57.5	14.7	72.2	8.6	10.3	18.9

Total interest-bearing deposits	180.9	199.6	380.5	31.1	126.9	158.0

Borrowed funds:
Securities sold, not yet purchased	(15.2)	0.5	(14.7)	(5.6)	(0.9)	(6.5)
Federal funds purchased and security repurchase agreements	17.2	43.9	61.1	(4.5)	35.9	31.4
Commercial paper	3.0	3.4	6.4	(0.8)	2.8	2.0
FHLB advances and other borrowings:
One year or less	12.1	7.3	19.4	(0.5)	3.5	3.0
Over one year	(4.0)	1.1	(2.9)	(0.1)	(0.1)	(0.2)
Long-term debt	44.5	10.2	54.7	6.0	24.6	30.6

Total borrowed funds	57.6	66.4	124.0	(5.5)	65.8	60.3

Total interest-bearing liabilities	$238.5	266.0	504.5	25.6	192.7	218.3

Change in taxable-equivalent net interest income	$408.1	(1.5)	406.6	160.2	40.1	200.3

(1)	Taxable-equivalent income used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

In the analysis of interest changes due to volume and rate, changes due to the volume/rate variance are allocated to volume with the following exceptions: when volume and rate both increase, the variance is allocated proportionately to both volume and rate; when the rate increases and volume decreases, the variance is allocated to the rate.

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level. The provision for unfunded lending commitments is used to maintain the allowance for unfunded lending commitments at an adequate level. In determining adequate levels of the allowances, we perform periodic evaluations of the Company’s various portfolios, the levels of actual charge-offs, and statistical trends and other economic factors. See “Credit Risk Management” on page 77 for more information on how we determine the appropriate level for the allowances for loan and lease losses and unfunded lending commitments.

For the year 2006, the provision for loan losses was $72.6 million, compared to $43.0 million for 2005 and $44.1 million for 2004. Net loan and lease charge-offs increased from $25 million in 2005 to $46 million in 2006. Both the increased net charge-offs and provisions reflect the Company’s increased size after the Amegy acquisition. In addition, the higher provision for 2006 reflects the increased provisioning resulting from $4.5 billion of loan growth in 2006. In the fourth quarter, we incurred a loss on an equipment lease related to an alleged accounting fraud at a water bottling company; our NBA affiliate had a $17.1 million participation in this lease. We recorded a charge-off of approximately $10.9 million during the fourth quarter related to this lease.

The lower provisions for both 2005 and 2004 reflect improvements in various credit quality factors used in determining the appropriate level of the allowance for loan losses, including decreased levels of criticized and classified loans. Including the provision for unfunded lending commitments, the total provision for credit losses was $73.8 million for 2006, $46.4 million for 2005, and $44.5 million for 2004. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and associated funding.

Noninterest Income

Noninterest income represents revenues that the Company earns for products and services that have no interest rate or yield associated with them. Noninterest income for 2006 comprised 23.6% of taxable-equivalent revenues compared to 24.0% for 2005 and 26.7% for 2004. Schedule 8 presents a comparison of the major components of noninterest income for the past three years.

The increases in total and individual categories of noninterest income for 2006 compared to 2005 were mainly due to the Amegy acquisition. Significant changes and trends in noninterest income categories not resulting from the Amegy acquisition are discussed as follows.

SCHEDULE 8

NONINTEREST INCOME

(Amounts in millions)	2006	Percent change	2005	Percent change	2004
Service charges and fees on deposit accounts	$166.7	29.4%	$128.8	(2.2)%	$131.7
Loan sales and servicing income	54.2	(30.3)	77.8	(1.6)	79.1
Other service charges, commissions and fees	166.8	49.9	111.3	18.9	93.6
Trust and wealth management income	27.5	26.1	21.8	(22.1)	28.0
Income from securities conduit	32.2	(8.0)	35.0	(0.6)	35.2
Dividends and other investment income	39.9	33.0	30.0	(5.7)	31.8
Market making, trading and nonhedge derivative income	18.5	17.8	15.7	(10.8)	17.6
Equity securities gains (losses), net	17.8	1,469.2	(1.3)	86.7	(9.8)
Fixed income securities gains, net	6.4	700.0	0.8	(68.0)	2.5
Other	21.2	24.7	17.0	(22.0)	21.8

Total	$551.2	26.2%	$436.9	1.3%	$431.5

Noninterest income for 2006 increased $114.3 million or 26.2% compared to 2005. The largest components of this increase, excluding the impact of the Amegy acquisition, was in net equity securities gains, which were $17.8 million in 2006 compared with net losses of $1.3 million in 2005 and net gains from fixed income securities, which increased $5.6 million. Noninterest income for 2005 increased $5.4 million or 1.3% compared to 2004. The most significant changes were in other service charges, commissions and fees which increased $17.7 million and equity securities losses which decreased $8.5 million.

Service charges and fees on deposit accounts increased significantly in 2006 and declined moderately in 2005. The increase for 2006 was mainly as a result of the acquisition of Amegy. However, deposit service charges and fees increased in each quarter of 2006, reflecting the Company’s efforts to promote treasury management services to its customers, including NetDeposit remote deposit capture services. The 2005 decrease was mainly caused by higher earnings credits on commercial deposit accounts as market interest rates rose.

Loan sales and servicing income includes revenues from securitizations of loans as well as from revenues that we earn through servicing loans that have been sold to third parties. For 2006 loan sales and servicing income decreased 30.3% compared to 2005. The decrease was due to no small business loan securitization sale transactions in 2006, lower servicing fees from lower loan balances, and $7.1 million in retained interest write downs. These write downs resulted primarily from higher than expected loan prepayments and changes in the interest rate environment as determined from our periodic evaluation of beneficial interests as required by EITF 99-20. For 2005, loan sales and servicing income decreased 1.6% compared to 2004. The decrease was mainly due to decreased gains from the sale of conforming residential loans sold servicing released and from the sale of home equity credit lines. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the Company’s securitization programs.

Other service charges, commissions, and fees, which is comprised of fiscal agent fees, Automated Teller Machine (“ATM”) fees, insurance commissions, bankcard merchant fees, debit card interchange fees and other miscellaneous fees, increased $55.5 million, or 49.9% from 2005, which was up 18.9% from 2004. The 2006 increase was primarily due to the Amegy acquisition. The increase for 2005 included $3.7 million of fees earned by Amegy. Other significant increases for 2005 included increases in debit card interchange fees resulting from increased volumes, increased letter of credit fees and customer swap fees, and increased fees from the Company’s municipal finance business.

Trust and wealth management income for 2006 increased 26.1% compared to 2005, which was down 22.1% compared to 2004. The increase for 2006 in fees is from the Amegy acquisition and increased fees from organic growth in the trust and wealth management business, including growth related to our Contango wealth management and associated trust business, as well as growth in the Amegy trust and wealth management business. Excluding the Amegy acquisition, trust and wealth management income for 2006 increased 4.1% compared to 2005.

Income from securities conduit represents fees that we receive from Lockhart, a QSPE securities conduit, in return for liquidity management, an interest rate agreement, and administrative services that Zions Bank provides to the entity in accordance with a servicing agreement. The 8.0% decrease in income for 2006 compared to 2005 resulted from lower servicing fees on the investment holdings in Lockhart’s securities portfolio. See “Liquidity Management Actions” on page 93 and Note 6 of the Notes to Consolidated Financial Statements for further information regarding securitizations and Lockhart.

Dividends and other investment income consist of revenue from the Company’s bank-owned life insurance program, dividends on securities holdings, and equity in earnings from other investments. Revenue from bank-owned life insurance programs was $26.6 million in 2006, $18.9 million in 2005, and $18.5 million in 2004. The increase for 2006 is due to Amegy. Revenues from investments include dividends on Federal Home Loan Bank (“FHLB”), Federal Reserve Bank stock, and equity earnings in unconsolidated affiliates and were $13.3 million in 2006, $11.1 million in 2005, and $13.3 million in 2004.

Market making, trading and nonhedge derivative income consists of the following:

SCHEDULE 9

MARKET MAKING, TRADING AND NONHEDGE DERIVATIVE INCOME

(Amounts in millions)	2006	Percent change	2005	Percent change	2004
Market making and trading income	$17.9	9.8%	$16.3	(4.7)%	$17.1
Nonhedge derivative income	0.6	200.0	(0.6)	(220.0)	0.5

Total	$18.5		$15.7		$17.6

Market making and trading income increased $1.6 million or 9.8% as compared to 2005. Excluding Amegy, market making and trading income decreased $5.2 million during 2006 mainly due to a decision made to close our London trading office in the fourth quarter of 2005 and reduce the amount of the Company’s trading assets in response to margin pressures. Trading revenue for 2005 declined mainly due to lower margins from the odd-lot electronic bond trading business. Nonhedge derivative income was $0.6 million for 2006 compared to a loss of $0.6 million in 2005, which included losses of $0.9 million from two ineffective cash flow hedges.

Net equity securities gains in 2006 were $17.8 million as compared to net losses of $1.3 million in 2005 and $9.8 million in 2004. The increase was primarily due to $19.7 million of net gains on venture capital investments recognized in 2006. Net of related minority interest of $10.0 million, income taxes and other expenses, venture capital investments contributed $4.1 million to net income in 2006, compared to losses of $2.2 million for 2005 and $4.5 million for 2004.

Other noninterest income for 2006 was $21.2 million, compared to $17.0 million for 2005, and $21.8 million for 2004. The increase in 2006 was primarily due to the acquisition of Amegy and NetDeposit related revenue from scanner sales. Other noninterest income for 2004 included $5.3 million of litigation settlements.

Noninterest Expense

Noninterest expense for 2006 increased 31.4% over 2005, which was 9.7% higher than in 2004. The percentage changes are impacted by the acquisition of Amegy, $20.5 million of merger related expenses, and debt extinguishment costs of $7.3 million in 2006. Schedule 10 summarizes the major components of noninterest expense and provides a comparison of the components over the past three years. The increases in total and individual categories of noninterest expense for 2006 compared to 2005 were mainly due to the Amegy acquisition. Significant changes and trends in noninterest expense categories not resulting from the Amegy acquisition are discussed as follows.

SCHEDULE 10

NONINTEREST EXPENSE

(Amounts in millions)	2006	Percent change	2005	Percent change	2004
Salaries and employee benefits	$751.7	31.0%	$573.9	8.0%	$531.3
Occupancy, net	99.6	28.7	77.4	5.0	73.7
Furniture and equipment	88.7	30.1	68.2	3.6	65.8
Legal and professional services	40.1	15.2	34.8	7.4	32.4
Postage and supplies	33.1	23.0	26.9	4.7	25.7
Advertising	26.5	23.8	21.4	8.6	19.7
Debt extinguishment cost	7.3	–	–	–	–
Impairment losses on long-lived assets	1.3	(58.1)	3.1	342.9	0.7
Restructuring charges	–	(100.0)	2.4	118.2	1.1
Merger related expense	20.5	521.2	3.3	–	–
Amortization of core deposit and other intangibles	43.0	154.4	16.9	19.9	14.1
Provision for unfunded lending commitments	1.2	(64.7)	3.4	580.0	0.5
Other	217.4	20.0	181.1	14.5	158.2

Total	$1,330.4	31.4%	$1,012.8	9.7%	$923.2

The Company’s efficiency ratio was 56.9% for 2006 compared to 55.7% for 2005 and 57.2% for 2004.

Salary costs for 2006 increased 31.0% over 2005, which were up 8.0% from 2004. The increases for 2006 and 2005 resulted primarily from the acquisition of Amegy, and from increased incentive plan costs and additional staffing related to the build out of our wealth management business, NetDeposit, and to other business expansion. The increase for 2006 also included increased share-based compensation expense of approximately $22.6 million, mainly related to the adoption of SFAS 123R. Employee benefits for 2006 increased 26.8% from 2005 which increased 7.5% from 2004. The increase for 2006 resulted primarily from the acquisition of Amegy. The increase in employee benefits for 2005 is mainly the result of increased contributions to our profit sharing plan and increased employee matching contributions to our 401(k) plan. The profit sharing plan was enhanced as a replacement for a broad-based employee stock option plan that was discontinued in 2005. Salaries and employee benefits are shown in greater detail in Schedule 11.

SCHEDULE 11

SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2006	Percent change	2005	Percent change	2004
Salaries and bonuses	$641.1	31.7%	$486.7	8.1%	$450.2

Employee benefits:
Employee health and insurance	31.4	10.2	28.5	1.1	28.2
Retirement	37.8	35.0	28.0	23.9	22.6
Payroll taxes and other	41.4	34.9	30.7	1.3	30.3

Total benefits	110.6	26.8	87.2	7.5	81.1

Total salaries and employee benefits	$751.7	31.0%	$573.9	8.0%	$531.3

Full-time equivalent employees (“FTEs”) at December 31	10,618	5.1%	10,102	25.9%	8,026

Legal and professional services increased 15.2% when compared to 2005, which were up 7.4% from 2004. The increase in 2006 was primarily the result of the acquisition of Amegy and the ongoing consulting and contract IT professional costs related to the planned CB&T systems conversion. The increases in 2005 were primarily a result of additional consulting services associated with various ongoing projects relating to systems conversions and upgrades.

Merger related expenses for 2006 and 2005 are mainly incremental costs associated with the integration and system conversions of Amegy. See Note 3 of the Notes to Consolidated Financial Statements for additional information on merger related expenses.

The $26.1 million increase in amortization of core deposit and other intangibles is mainly related to the Amegy acquisition.

Other noninterest expense grew 20.0% over the amount in 2005, which was up 14.5% from 2004. The increase for 2006 resulted primarily from the acquisition of Amegy. The increase in 2005 resulted from higher bankcard expenses due to increased activity, increased operational losses which were unusually low for 2004, increased scanner costs for the NetDeposit product, increased data processing costs and travel expense resulting from the Company’s major systems projects, and increased fidelity insurance premiums.

Impairment Losses on Goodwill

During the fourth quarter of 2006 and 2005, the Company completed the annual goodwill impairment analysis as required by SFAS 142 and concluded there was no impairment on the goodwill balances.

As previously disclosed, during the third quarter of 2004, the Company made the decision to reorganize the operations at Zions Bank International Ltd. (formerly Van der Moolen UK Ltd.) (“ZBI”) as a result of disappointing operating performance. The decision resulted in terminating the Euro-denominated bond trading operations and downsizing the U.S. dollar-denominated bond trading operations. This reorganization also resulted in restructuring charges in 2004 of $1.0 million, an impairment write-down of goodwill of $0.6 million and impairment of other intangibles of $0.2 million. During the fourth quarter of 2005, the Company closed the London office of ZBI and recognized restructuring charges of $2.4 million and an impairment write-down of goodwill of $0.6 million.

Foreign Operations

Zions Bank and Amegy both operate foreign branches in Grand Cayman, Grand Cayman Islands, B.W.I. The branches only accept deposits from qualified customers. While deposits in these branches are not subject to Federal Reserve Board reserve requirements or Federal Deposit Insurance Corporation insurance requirements, there are no federal or state income tax benefits to the Company or any customers as a result of these operations.

Foreign deposits at December 31, 2006, 2005, and 2004 totaled $2.6 billion, $2.2 billion and $0.4 billion, respectively, and averaged $2.1 billion for 2006, $0.7 billion for 2005, and $0.3 billion for 2004. All of these foreign deposits were related to domestic customers of the banks. See Schedule 30 on page 73 for foreign loans outstanding.

In addition to the Grand Cayman branch, Zions Bank, through its wholly-owned subsidiary ZBI, had an office in the United Kingdom that provided sales support for its U.S. Dollar trading operations. The office was closed during the fourth quarter of 2005.

Income Taxes

The Company’s income tax expense for 2006 was $318.0 million compared to $263.4 million for 2005 and $220.1 million for 2004. The Company’s effective income tax rates, including the effects of minority interest, were 35.3% in 2006, 35.4% in 2005, and 35.2% in 2004. See Note 15 of the Notes to Consolidated Financial Statements for more information on income taxes.

In 2004, the Company signed an agreement that confirmed and implemented its award of a $100 million allocation of tax credit authority under the Community Development Financial Institutions Fund set up by the U.S. Government. Under the program, Zions has invested $90 million as of December 31, 2006, in a wholly-owned subsidiary, which makes qualifying loans and investments. In return, Zions receives federal income tax credits that will be recognized over seven years, including the year in which the funds were invested in the subsidiary. Zions invested $60 million in its subsidiary in 2004, an additional $20 million in 2005, and another $10 million during 2006. Zions expects to fund the remaining $10 million during 2007. Income tax expense was reduced by $4.5 million for 2006, $4.0 million for 2005, and $3.0 million for 2004 as result of these tax credits. We expect that we will be able to reduce the Company’s federal income tax payments by a total of $39 million over the life of this award, which is expected to be the years 2004 through 2013.

BUSINESS SEGMENT RESULTS

The Company manages its banking operations and prepares management reports with a primary focus on geographical area. Segments, other than the “Other” segment that are presented in the following discussion are based on geographical banking operations. The Other segment includes the Parent, nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO which was opened during the fourth quarter of 2005 and is not yet significant, and eliminations of intercompany transactions.

Operating segment information is presented in the following discussion and in Note 22 of the Notes to Consolidated Financial Statements. The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated or actual usage of those services.

The Company previously had a program where interest rate swaps were recorded and managed by Zions Bank for the benefit of other banking subsidiaries and hedge income was allocated to the other banking subsidiaries. Starting in 2003, new interest rate swaps were recorded directly by the banking subsidiaries. For 2006, the amount of hedge income allocated (from) to Zions Bank on hedges remaining from the previous program was $0.6 million compared to $(0.2) million in 2005 and $(15.4) million in 2004. In the following schedules presenting operating segment information, the hedge income allocated to participating banking subsidiaries and the hedge income recognized directly by these banking subsidiaries are presented as separate line items.

Zions Bank and Subsidiaries

Zions Bank is headquartered in Salt Lake City, Utah and is primarily responsible for conducting the Company’s operations in Utah and Idaho. Zions Bank is the second largest full-service commercial bank in Utah and the 11th largest in Idaho, as measured by deposits booked in the state. Zions Bank also includes some or all of the Company’s Capital Markets operations, which include Zions Direct, Inc., fixed income trading, correspondent banking, public finance and trust, and investment advisory, liquidity and hedging services for Lockhart. Contango Capital Advisors, Inc., a wealth management business launched in the latter half of 2004, and Western National Trust Company, which together constitute the Wealth Management Group, are also included in Zions Bank.

SCHEDULE 12

ZIONS BANK AND SUBSIDIARIES

(In millions)	2006	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$473.9	405.8	340.5
Hedge income (expense) recorded directly at subsidiary	(2.2)	2.3	18.7
Allocated hedge income (expense)	0.6	(0.2)	(15.4)

Net interest income	472.3	407.9	343.8
Noninterest income	263.7	269.2	265.9

Total revenue	736.0	677.1	609.7
Provision for loan losses	19.9	26.0	24.7
Noninterest expense	426.1	391.1	350.4
Impairment loss on goodwill	–	0.6	0.6

Income before income taxes and minority interest	290.0	259.4	234.0
Income tax expense	98.1	85.4	77.6
Minority interest	0.1	(0.1)	(0.3)

Net income	$191.8	174.1	156.7

YEAR-END BALANCE SHEET DATA
Total assets	$14,823	12,651	11,880
Net loans and leases	10,702	8,510	7,876
Allowance for loan losses	108	107	99
Goodwill, core deposit and other intangibles	27	27	30
Noninterest-bearing demand deposits	2,320	1,986	1,606
Total deposits	10,450	9,213	8,192
Common equity	972	836	756

Net income for Zions Bank increased 10.2% to $191.8 million for 2006 compared to $174.1 million for 2005 and $156.7 million for 2004. Results include the Wealth Management group which had after-tax net losses of $7.9 million in 2006, $6.2 million in 2005 and $3.9 million in 2004. Results for 2006 also include allocated interest income from hedges of $0.6 million compared with allocated interest expense of $0.2 million in 2005 and $15.4 million in 2004.

The increase in earnings at Zions Bank for 2006 was driven by a 15.8%, or $64.4 million, increase in net interest income. This increase resulted from strong loan growth of $2.2 billion, strong deposit growth, and an improved net interest margin. Balance sheet growth reflected strong economic conditions in Zions Bank’s primary markets, the bank’s successful sales efforts, and our decision not to securitize and sell any small business loans in 2006. The net interest margin increased to 3.89% for 2006, compared to 3.68% for 2005 and 3.21% for 2004.

Noninterest income decreased 2.0% to $263.7 million compared to $269.2 million for 2005 and $265.9 million for 2004. Loan sales and servicing income declined $22.6 million as a result of prepayments, margin compression, no small business loan securitization in 2006, and $7.1 million in pretax impairment charges on retained interests as previously discussed. A $9.5 million increase in net gains on equity securities related to venture and other equity investments helped offset this decline, as did debit card interchange fees, which increased $8.7 million in 2006. Service charges increased $5.3 million as a result of increased analysis fees on commercial accounts. Income generated from providing services to Lockhart declined by $2.8 million this year to $32.2 million. Trading income declined by $5.5 million due to the restructuring of trading operations previously discussed.

Noninterest expense for 2006 increased $35.0 million or 8.9% from 2005. Increases for 2006 included a $15.3 million or 8.7% increase in salaries and benefits, of which $4.6 million was related to the expensing of stock options and restricted stock grants. Debt extinguishment costs related to the early retirement of trust-preferred debt accounted for $7.3 million of the increase. Bankcard expenses increased $4.8 million primarily because of volume increases in debit and credit card transactions.

Year-end deposits for 2006 increased 13.4% from 2005 or $1.2 billion compared to growth of $1.0 billion or 12.5% over 2004. Both the branch network and Internet Banking deposit products have contributed to this growth. In 2006, the mix of deposits improved with noninterest-bearing-demand deposits increasing 16.8%.

SCHEDULE 13

ZIONS BANK AND SUBSIDIARIES

	2006	2005	2004
PERFORMANCE RATIOS
Return on average assets	1.39%	1.40%	1.29%
Return on average common equity	21.47%	22.22%	21.24%
Efficiency ratio	57.15%	56.95%	56.46%
Net interest margin	3.89%	3.68%	3.21%

OTHER INFORMATION
Full-time equivalent employees	2,687	2,517	2,563
Domestic offices:
Traditional branches	107	104	102
Banking centers in grocery stores	29	30	31
Foreign office	1	1	2

Total offices	137	135	135

ATMs	165	178	183

Nonperforming assets for Zions Bank were $17.1 million at December 31, 2006, down from $22.1 million at December 31, 2005. Accruing loans past due 90 days or more increased to $8.5 million compared to $4.4 million at year-end 2005. Net loan and lease charge-offs for 2006 were $18.9 million compared with $17.5 million for 2005. For 2006, Zions Bank’s loan loss provision was $19.9 million compared with $26.0 million for 2005 and $24.7 million for 2004. The decreased provision for 2006 was mainly driven by improved credit quality.

During 2004, Zions Investment Securities, Inc. introduced its new “Zions Direct” online trading platform and in 2005 the name of the company was changed to Zions Direct, Inc. Through Zions Direct, retail customers can execute online stock and bond trades for $10.95 per trade. Zions Direct customers also have access to more than 9,000 mutual funds and the ability to search one of the largest inventories of bonds through “Bonds for Less.” Zions Direct provides convenient access, free education and real-time information for executing trades, monitoring portfolios and conducting research.

During 2006, Zions Bank ranked as Utah’s top SBA 7(a) lender for the thirteenth consecutive year and ranked first in Idaho’s Boise District for the fifth consecutive year. Zions Bank also expanded its National Real Estate Group, which makes real estate-secured loans at low loan-to-value ratios to small businesses across the country. The Group funded nearly $1.2 billion in new loans in both 2006 and 2005. Also, in 2006 Zions Bank expanded its treasury management product offering and has seen positive results from this expansion.

California Bank & Trust

CB&T is a full service commercial bank headquartered in San Diego and is the fourteenth largest financial institution in California measured by deposits booked in the state. It operates 91 traditional branch offices and 7 loan production offices throughout the state, and 7 loan production offices in other states. CB&T manages its branch network by a regional structure, allowing decision-making to remain as close as possible to the customer. These regions include San Diego, Los Angeles, Orange County, San Francisco, Sacramento, and the Central Valley. In addition to the regional structure, core businesses are managed functionally. These functions include retail banking, corporate and commercial banking, construction and commercial real estate financing, and SBA lending. CB&T plans to continue its emphasis on relationship banking providing commercial, real estate and consumer lending, depository services, international banking, cash management, and community development services.

SCHEDULE 14

CALIFORNIA BANK & TRUST

(In millions)	2006	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$487.9	451.0	396.4
Hedge income (expense) recorded directly at subsidiary	(18.5)	0.4	13.8

Net interest income	469.4	451.4	410.2
Noninterest income	80.7	75.0	77.5

Total revenue	550.1	526.4	487.7
Provision for loan losses	15.0	9.9	10.7
Noninterest expense	244.6	243.9	234.1

Income before income taxes	290.5	272.6	242.9
Income tax expense	117.9	109.7	97.1

Net income	$172.6	162.9	145.8

YEAR-END BALANCE SHEET DATA
Total assets	$10,416	10,896	10,186
Net loans and leases	8,092	7,671	7,132
Allowance for loan losses	95	91	86
Goodwill, core deposit and other intangibles	400	408	419
Noninterest-bearing demand deposits	2,824	2,952	2,652
Total deposits	8,410	8,896	8,329
Common equity	1,123	1,072	1,031

Net income increased 6.0% to $172.6 million in 2006 compared with $162.9 million for 2005, and $145.8 million for 2004. Loan growth, interest rate risk management, credit management, customer profitability management and expense control were the primary contributors to the positive results of operations for 2006 while the loss of deposits and higher cost of funding negatively impacted earnings.

Net interest income for 2006 increased $18.0 million or 4.0% to $469.4 million compared to $451.4 million for 2005 and $410.2 million for 2004. CB&T’s net interest margin was 4.81%, 4.91% and 4.78% for 2006, 2005 and 2004, respectively. The bank strives to maintain a slightly asset-sensitive position with regard to interest rate risk management, meaning that when market interest rates rise, the net interest margin increases. Net interest income in 2006 increased although the margin narrowed due to the flattening yield curve and the competitive pressures of increases in interest rates on deposits and increased reliance on higher cost nondeposit funding.

The efficiency ratio has improved in each of the past three years: 44.4% for 2006, 46.3% for 2005, and 47.9% for 2004. CB&T continues to focus on managing operating efficiencies and costs in relation to revenue. Total revenue was $550.1 million, an increase of 4.5% over $526.4 million in 2005. Noninterest expense grew to $244.6 million, an increase of 0.3% over $243.9 million in 2005. This modest expense growth was primarily due to strong controls over staffing levels and other variable expenses. Full-time equivalent employees declined to 1,659 in December, 2006 from 1,673 in December, 2005.

SCHEDULE 15

CALIFORNIA BANK & TRUST

	2006	2005	2004
PERFORMANCE RATIOS
Return on average assets	1.59%	1.59%	1.51%
Return on average common equity	15.40%	15.53%	14.52%
Efficiency ratio	44.42%	46.29%	47.93%
Net interest margin	4.81%	4.91%	4.78%

OTHER INFORMATION
Full-time equivalent employees	1,659	1,673	1,722

Domestic offices:
Traditional branches	91	91	91

ATMs	103	105	107

Net loans and leases grew $421 million or 5.5% in 2006 compared to 2005. Commercial, small business, real estate construction, and commercial real estate loans grew modestly in 2006 compared to 2005, while consumer loans declined and residential real estate loans remained flat. CB&T does not expect overall loan growth in 2007 to be much different than 2006 given the tenuous business climate particularly in its primary Southern California commercial and residential real estate construction and development markets.

Total deposits declined $486 million or 5.5% in 2006 compared to 2005. The ratio of noninterest-bearing deposits to total deposits was 33.6% and 33.2% for 2006 and 2005, respectively. Reflecting general banking conditions in California, CB&T was challenged in its deposit growth in 2006 and expects to continue to be challenged in 2007.

Nonperforming assets were $27.1 million at December 31, 2006 compared to $20.0 million one year ago. Nonperforming assets to net loans and other real estate owned at December 31, 2006 was 0.34% compared to 0.26% at December 31, 2005. Net loan and lease charge-offs were $10.9 million for 2006 compared with $4.9 million for 2005. CB&T’s loan loss provision was $15.0 million for 2006 compared to $9.9 million for 2005. The ratio of the allowance for loan losses to nonperforming loans was 360.3% at year-end 2006 compared to 512.1% at year-end 2005. The ratio of the allowance for loan losses to net loans and leases was 1.17% and 1.18% at December 31, 2006 and 2005, respectively.

Amegy Corporation

Amegy is headquartered in Houston, Texas and operates Amegy Bank, the tenth largest full-service commercial bank in Texas measured by deposits in the state. Amegy operates 64 full-service traditional branches and 8 banking centers in grocery stores in the Houston metropolitan area, and five traditional branches and one loan production office in the Dallas metropolitan area. During the first quarter of 2007, Amegy continued its expansion into the attractive markets in Texas by opening its first location in San Antonio, a loan production office to serve the Central Texas market. Amegy also operates a broker-dealer (Amegy Investments, Inc), a trust and private bank group, and a mortgage bank (Amegy Mortgage Company).

The Texas economy is the eleventh largest in the world with two-thirds of all state economic activity occurring in Amegy’s primary markets in Houston and Dallas. Houston has a diversified economy driven by energy, healthcare, and international business, and in 2006 it added 75,500 jobs for a total of 2.5 million jobs. Dallas also has a diversified economy driven by the telecommunications, distribution and transportation industries. The Dallas-Fort Worth metroplex added 80,400 jobs in 2006 for a total of 2.9 million jobs. The San Antonio economy added approximately 27,000 jobs in 2006 based on strong growth in healthcare, tourism, and trade with a growing manufacturing sector. In 2007 Amegy plans to continue its expansion in its primary markets and plans to open 5 traditional branches in the Houston market, 2 in the Dallas/Ft. Worth metroplex, and expand its branch presence in San Antonio.

In 2006, Amegy completed its first full year as part of the Company with record levels of performance in many key areas. Net income for the year was $87.0 million. The earnings performance for the year was driven by record levels of loan growth and strong asset quality, record level of fee income in three of the fee income groups, and improved levels of net interest margin and operating expenses.

SCHEDULE 16

AMEGY CORPORATION

(In millions)	2006	2005 (1)
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$306.0	25.5
Hedge expense recorded directly at subsidiary	(1.3)	–

Net interest income	304.7	25.5
Noninterest income	114.9	9.0

Total revenue	419.6	34.5
Provision for loan losses	7.8	–
Noninterest expense	283.5	23.7

Income before income taxes and minority interest	128.3	10.8
Income tax expense	39.5	3.3
Minority interest	1.8	–

Net income	$87.0	7.5

YEAR-END BALANCE SHEET DATA
Total assets	$10,366	9,350
Net loans and leases	6,352	5,389
Allowance for loan losses	55	49
Goodwill, core deposit and other intangibles	1,370	1,404
Noninterest-bearing demand deposits	2,245	2,145
Total deposits	7,329	6,905
Common equity	1,805	1,768

(1)	Amounts for 2005 include Amegy at December 31, 2005 and for the month of December 2005. Amegy was acquired on December 3, 2005.

Net income was driven by net interest income. The net interest margin for the year was 4.36%, resulting from strong loan growth, improved liability pricing, and an improved earning asset mix. Amegy maintained its strong sales culture, and 2006 was a record year in terms of new loan originations with period end loan growth of $963 million, or a 17.9% increase. The increase in the loan portfolio was primarily focused in the commercial and industrial sector with continued growth in the real estate lending groups; this growth reflected the vibrant Texas economy, and a stable and talented corps of relationship officers.

Noninterest income was $114.9 million for the year. Record fee income was produced by each of the Capital Markets, Letter of Credit, and Retail Services groups.

During 2006, Amegy converted to the Zions operating systems platform. Noninterest expenses were impacted by costs related to merger, severance, and conversion activities. Total operating expenses for 2006 were $283.5 million. Merger related expenses incurred by Amegy during the year were $11.7 million. In addition to the merger related expenses incurred, amortization of core deposit and other intangibles totaled $28.4 million in 2006. Reflecting the impact of these merger related items, the efficiency ratio was 66.8% for 2006.

Deposits grew by 6.1% or $424 million to $7.3 billion, including $100 million of growth in noninterest-bearing demand deposits.

SCHEDULE 17

AMEGY CORPORATION

	2006	2005 (1)
PERFORMANCE RATIOS
Return on average assets	0.93%	0.97%
Return on average common equity	4.87%	4.97%
Efficiency ratio	66.79%	68.03%
Net interest margin	4.36%	4.44%

OTHER INFORMATION
Full-time equivalent employees	1,599	1,983

Domestic offices:
Traditional branches	69	67
Banking centers in grocery stores	8	15
Foreign office	1	1

Total offices	78	83

ATMs	129	130

(1)	Amounts for 2005 include Amegy at December 31, 2005 and for the month of December 2005. Amegy was acquired on December 3, 2005.

Fiscal year 2006 was also one of Amegy’s best years in terms of asset quality. Net loan and lease charge-offs for the year were $1.9 million or 3 basis points of average outstanding loans. Nonaccrual loans and other real estate owned totaled $15.7 million at year-end, or 0.25% of net loans and other real estate owned.

National Bank of Arizona

NBA, the Company’s financial institution responsible for operations in Arizona, is the fourth largest full-service commercial bank in Arizona measured by deposits booked in the state. NBA’s branch network is presently located in 36 communities spanning the entire state. Arizona’s population growth continues to be one the strongest in the entire country and the state is currently ranked the 16th largest in the nation by population. Population in the state exceeds 6.2 million residents; the Phoenix and Tucson metropolitan areas together comprise over 80% of the state’s population – over 5 million people. The Arizona job market remains robust and among the leaders in the nation with annual growth nearing the 5% mark in 2006, which followed a year in which the growth exceeded this level.

Housing has fueled a large portion of the Arizona economy for a number of years. The housing market did experience a 23% decline in 2006 as related to residential building permits, yet this followed a number of years with double digit increases. Despite the slowdown in the residential housing market, residential building permits were 66,062 for 2006, compared to 85,835 in 2005, and 87,834 in 2004. The commercial real estate activity was not affected by the softening of the residential activity, as vacancy rates declined and per square foot rental rates increased in the metropolitan marketplaces. NBA is a recognized leader in real estate lending in Arizona.

The continued strength of the Arizona economy, coupled with the consistent growth in the balance sheet of NBA, produced another record breaking year in terms of financial performance and growth for the organization. With the exception of housing starts, home prices, and the rate of existing home sales, most drivers of the Arizona economy are expected to remain strong for 2007. Thus the Arizona economy is expected to grow in 2007, but more moderately than in the prior two years.

SCHEDULE 18

NATIONAL BANK OF ARIZONA

(In millions)	2006	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$218.4	186.2	139.0
Hedge income (expense) recorded directly at subsidiary	(3.3)	1.3	0.6
Allocated hedge income (expense)	(0.2)	0.1	4.0

Net interest income	214.9	187.6	143.6
Noninterest income	25.4	21.5	21.6

Total revenue	240.3	209.1	165.2
Provision for loan losses	16.3	5.2	4.0
Noninterest expense	103.0	97.8	86.1

Income before income taxes	121.0	106.1	75.1
Income tax expense	47.8	42.1	29.7

Net income	$73.2	64.0	45.4

YEAR-END BALANCE SHEET DATA
Total assets	$4,599	4,209	3,592
Net loans and leases	4,066	3,698	3,129
Allowance for loan losses	43	38	33
Goodwill, core deposit and other intangibles	66	68	70
Noninterest-bearing demand deposits	1,160	1,191	930
Total deposits	3,695	3,599	3,046
Common equity	346	299	264

NBA’s net income in 2006 rose by 14.4% to $73.2 million, following a 41.0% growth in earnings in 2005. Net interest income increased by 14.6% compared to 2005. This increase in the net interest income is directly attributable to the growth in earning assets, coupled with consistent strength in the net interest margin. The net interest margin declined only slightly to 5.20% in 2006 compared to 5.23% in 2005. The compression primarily reflects the increased reliance on noncore deposit funding to support continued loan growth. Funding costs for core deposits grew at a slightly slower pace than the increase in yields on earning assets.

Noninterest income increased 18.1% in 2006 compared to 2005, which in turn was essentially flat compared to 2004. The noninterest income increases were primarily impacted by increases in business and personal credit and debit card activity, favorable changes in service charge rates, and gains in venture fund investments. Despite the slowdown experienced in the residential real estate market, fees charged for residential development and construction lending remained flat compared to 2005.

Noninterest expense increased at a moderate pace of 5.3% over 2005 to $103.0 million, yielding positive operating leverage for 2006. Commensurate with the expanding opportunities and revenue growth in the retail and commercial banking areas, NBA expanded its work force to take advantage of these opportunities. Increased compensation costs related to these additional employees comprised the largest component of the noninterest expense increases. Overall NBA’s efficiency ratio improved nearly 4% in 2006 to 42.8% compared to 46.7% for 2005.

SCHEDULE 19

NATIONAL BANK OF ARIZONA

	2006	2005	2004
PERFORMANCE RATIOS
Return on average assets	1.66%	1.65%	1.40%
Return on average common equity	22.49%	22.62%	18.34%
Efficiency ratio	42.81%	46.67%	51.94%
Net interest margin	5.20%	5.23%	4.83%

OTHER INFORMATION
Full-time equivalent employees	911	871	843

Domestic offices:
Traditional branches	53	53	54

ATMs	55	53	53

Net loans grew by $368 million for the year, an increase of 10.0%, following an 18.2% growth rate in 2005. Combined, the two years’ growth totals $937 million. Loan growth remained strong in all sectors of NBA’s loan portfolio; the strongest growth was in the commercial real estate area, reflecting the Arizona economy’s strength. Deposit growth, totaling $96 million, slowed appreciably when compared to 2005. Competitive pressures and the entry of new financial institutions into the market during the year placed pressure on attracting and retaining deposits.

Nonperforming assets increased to $12.2 million at December 31, 2006, compared to $9.7 million at year-end 2005. Nonaccrual loans at December 31, 2006 equaled $6.0 million, down slightly when compared to balances at the end of 2005. Net charge-offs were $11.3 million for 2006, compared with $0.4 million for 2005. The provision for loan losses significantly increased to $16.3 million compared to $5.2 million in the prior year. This is a direct result of a single lease charge-off totaling approximately $10.9 million on a $17.1 million participation in an equipment lease, as previously disclosed on page 45 in the discussion of “Provisions for Credit Losses”. The remaining $6.2 million value of the impaired asset is included in NBA’s nonperforming assets at the end of the year.

Nevada State Bank

NSB, headquartered in Las Vegas, Nevada, is the fourth largest full-service commercial bank in the state measured by deposits booked in the state. Travel and tourism, construction and mining are Nevada’s three largest industries. All sectors of the Silver State economy continue to enjoy sound economic conditions, although indicators point to Nevada having a more modest expansion in the near future due to some slowdown in the residential housing sector. Nevada should continue to rank among the better performing state economies, with job growth that is well above the national level. The economic outlook for the state remains positive for 2007.

SCHEDULE 20

NEVADA STATE BANK

(In millions)	2006	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$201.4	170.4	140.2
Hedge income (expense) recorded directly at subsidiary	(3.9)	0.9	1.7
Allocated hedge income	–	–	1.5

Net interest income	197.5	171.3	143.4
Noninterest income	31.2	31.0	31.6

Total revenue	228.7	202.3	175.0
Provision for loan losses	8.7	(0.4)	3.4
Noninterest expense	110.8	106.2	96.4

Income before income taxes	109.2	96.5	75.2
Income tax expense	38.1	33.4	25.8

Net income	$71.1	63.1	49.4

YEAR-END BALANCE SHEET DATA
Total assets	$3,916	3,681	3,339
Net loans and leases	3,214	2,846	2,549
Allowance for loan losses	35	28	29
Goodwill, core deposit and other intangibles	21	22	22
Noninterest-bearing demand deposits	1,002	1,122	1,032
Total deposits	3,401	3,171	2,951
Common equity	273	244	220

NSB’s net income for 2006 increased 12.7% to $71.1 million compared to $63.1 million for 2005 and $49.4 million for 2004. Net interest income grew to $197.5 million, or 15.3% from 2005, which was up 19.5% from 2004. The increase for both years reflects the growth in the loan portfolio, along with improved net interest margins for the last two years.

Noninterest income for 2006 was $31.2 million, which was essentially unchanged compared to both 2005 and 2004.

Noninterest expense increased by 4.3% compared to 2005, which was up 10.2% from 2004. Salaries and benefits were the leading component of the increase in 2006, driven by the opening of new offices and expansion of lending departments. Salaries were also the primary cause of the increase in 2005. NSB’s efficiency ratio was 48.4% for 2006, 52.4% for 2005 and 54.9% for 2004. The bank continues to focus on managing operating costs to improve its efficiency.

SCHEDULE 21

NEVADA STATE BANK

	2006	2005	2004
PERFORMANCE RATIOS
Return on average assets	1.82%	1.78%	1.55%
Return on average common equity	27.68%	27.35%	23.61%
Efficiency ratio	48.37%	52.37%	54.86%
Net interest margin	5.46%	5.26%	4.94%

OTHER INFORMATION
Full-time equivalent employees	875	811	796

Domestic offices:
Traditional branches	37	34	33
Banking centers in grocery stores	35	35	34

Total offices	72	69	67

ATMs	79	78	77

Even though residential development and construction have slowed in Southern Nevada, the construction industry is still benefiting from commercial building demand. Net loans grew by $368 million or 12.9% in 2006 compared to 2005, which was up 11.7% from 2004. Loan growth was primarily in the construction lending area.

Total deposits grew by $230 million or 7.3% in 2006 compared to 2005. Deposit growth continues to be a challenge as NSB competes with national retail banks. The ratio of interest-bearing deposits to total deposits continues to increase – 70.5% at December 31, 2006 compared with 64.6% at December 31, 2005. NSB has expanded its business development groups and their core business relationship focus in order to try to increase noninterest-bearing deposits in 2007.

Credit quality at NSB remained at a very high level during 2006. Net loan and lease charge-offs were $1.0 million for 2006 compared with $0.5 million for 2005. Nonperforming assets were $0.6 million at December 31, or 0.02% of net loans and leases and other real estate owned. The provision for loan losses in 2006 was $8.7 million for 2006 compared to $(0.4) million for 2005; the increase was largely due to loan growth, as credit quality indicators remain strong.

Vectra Bank Colorado

Vectra is headquartered in Denver, Colorado and is the eleventh largest full-service commercial bank in Colorado as measured by deposits booked in the state. Vectra operates 38 branches in Colorado and one branch office in Farmington, New Mexico. Colorado experienced a steady economic climate during 2006 and 2005. Colorado’s job growth of 2.1% in both years exceeded the national rate of 1.4%, but lags that of neighboring Rocky Mountain States including Arizona, Idaho, Nevada and Utah. Colorado’s economy continues to diversify with employment gains made in a broad range of industries covering both the service and goods producing sectors.

In 2005 and 2004, Vectra repositioned its delivery system to better serve corporate and business customers. As part of this restructuring, in 2004 Vectra sold two regional branch networks in agricultural areas, which resulted in a reduction in loan balances of approximately $130 million and deposit balances of approximately $165 million. Vectra recorded a pretax gain of $0.7 million on these transactions in 2004. During 2006, Vectra continued to realize benefits from this repositioning strategy as it consolidated locations to improve bank efficiency.

SCHEDULE 22

VECTRA BANK COLORADO

(In millions)	2006	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$100.5	88.1	79.0
Hedge income (expense) recorded directly at subsidiary	(6.0)	0.9	5.8
Allocated hedge income (expense)	(0.3)	0.1	7.3

Net interest income	94.2	89.1	92.1
Noninterest income	26.8	26.6	29.6

Total revenue	121.0	115.7	121.7
Provision for loan losses	4.2	1.6	(0.7)
Noninterest expense	85.0	86.8	92.6

Income before income taxes	31.8	27.3	29.8
Income tax expense	11.7	9.7	10.6

Net income	$20.1	17.6	19.2

YEAR-END BALANCE SHEET DATA
Total assets	$2,385	2,324	2,319
Net loans and leases	1,725	1,539	1,465
Allowance for loan losses	24	21	20
Goodwill, core deposit and other intangibles	154	156	158
Noninterest-bearing demand deposits	510	541	486
Total deposits	1,712	1,636	1,577
Common equity	314	299	322

Net income increased 14.2% to $20.1 million in 2006, up from $17.6 million in 2005 and $19.2 million in 2004. Net interest income increased 5.7% to $94.2 million, up from $89.1 million in 2005 and $92.1 million in 2004. The increases in net interest income and net interest margin in 2006 were primarily due to an improved earning asset mix. Vectra experienced growth in average loan balances that had higher yields than money market investments and securities, which declined in 2006.

Noninterest expense was down $1.8 million or 2.1% to $85.0 million from $86.8 million in 2005 and $92.6 million in 2004. Vectra’s efficiency ratio of 70.0% improved compared to an efficiency ratio of 74.7% in 2005 and 75.8% in 2004. The bank continues to focus on revenue generation and expense management as a means of improving operational efficiency.

SCHEDULE 23

VECTRA BANK COLORADO

	2006	2005	2004
PERFORMANCE RATIOS
Return on average assets	0.87%	0.76%	0.80%
Return on average common equity	6.63%	5.68%	5.45%
Efficiency ratio	69.99%	74.72%	75.80%
Net interest margin	4.73%	4.57%	4.51%

OTHER INFORMATION
Full-time equivalent employees	575	621	662

Domestic offices:
Traditional branches	37	40	38
Banking centers in grocery stores	2	2	2

Total offices	39	42	40

ATMs	47	56	55

Net loans increased by 12.1% to $1,725 million from $1,539 million in 2005 and $1,465 million in 2004. Deposits increased to $1,712 million from $1,636 million in 2005 and $1,577 million in 2004. The bank experienced growth in its core business groups including commercial and real estate lending units.

Credit quality has continued to remain relatively strong at Vectra. Nonperforming assets declined to $9.3 million in 2006 from $10.9 million in 2005 and $13.4 million in 2004. Net loan and lease charge-offs in 2006 were $1.7 million, up from $0.9 million in 2005 and down from $4.5 million in 2004. Despite a slight increase in net loan and lease charge-offs in 2006, net charge-offs as a percentage of average loans was only 0.10%. The provision for loan losses in 2006 was $4.2 million compared to $1.6 million in 2005 reflecting the loan growth in 2006.

The Commerce Bank of Washington

TCBW consists of a single office operating in the Seattle, Washington area. Its business strategy focuses on serving the financial needs of commercial businesses, including professional service firms, and individuals by providing a high level of customer service delivered by seasoned professionals.

TCBW has been successful in serving this market within the greater Seattle area by using couriers, bank by mail, remote deposit image capture and other technology in lieu of a branch network. TCBW had strong earnings growth in 2006 due primarily to the increase in the net interest margin from 2005 to 2006.

Credit quality improved and net charge-offs were $212 thousand in 2006, down from $942 thousand in 2005, reflecting the improved Western Washington economy.

SCHEDULE 24

THE COMMERCE BANK OF WASHINGTON

(In millions)	2006	2005	2004
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$35.5	29.7	23.2
Hedge income (expense) recorded directly at subsidiary	(1.8)	(0.1)	1.6
Allocated hedge income (expense)	(0.1)	–	2.6

Net interest income	33.6	29.6	27.4
Noninterest income	2.0	1.6	2.2

Total revenue	35.6	31.2	29.6
Provision for loan losses	0.5	1.0	2.0
Noninterest expense	13.9	12.6	11.4

Income before income taxes	21.2	17.6	16.2
Income tax expense	7.0	5.5	4.9

Net income	$14.2	12.1	11.3

YEAR-END BALANCE SHEET DATA
Total assets	$808	789	726
Net loans and leases	428	402	379
Allowance for loan losses	5	4	4
Goodwill, core deposit and other intangibles	–	1	1
Noninterest-bearing demand deposits	120	130	125
Total deposits	513	442	417
Common equity	56	50	50

Net income for TCBW was $14.2 million for 2006, an increase over the $12.1 million earned in 2005 and $11.3 million in 2004. The 17.4% earnings increase for 2006 resulted from continued growth in loans and deposits, a significant increase in net interest margin, and an improvement in credit quality. Operational efficiencies also improved resulting in an efficiency ratio of 38.4%. Net interest income for 2006 increased 13.5% over 2005 while the net interest margin increased to 4.53% compared to 4.16% for 2005.

SCHEDULE 25

THE COMMERCE BANK OF WASHINGTON

	2006	2005	2004
PERFORMANCE RATIOS
Return on average assets	1.78%	1.57%	1.61%
Return on average common equity	27.11%	24.26%	22.89%
Efficiency ratio	38.38%	39.25%	37.31%
Net interest margin	4.53%	4.16%	4.18%

OTHER INFORMATION
Full-time equivalent employees	56	61	57

Domestic offices:
Traditional branches	1	1	1

ATMs	–	–	–

TCBW continued to grow in 2006 as total assets increased to $808 million, up from $789 million at December 31, 2005. Net loans increased to $428 million, up from $402 million at year-end 2005 and total deposits increased to $513 million from $442 million at the end of 2005. TCBW anticipates another year of steady balance sheet growth in 2007 with a stable net interest margin.

Other

“Other” includes the Parent and other various nonbanking subsidiaries, including nonbank financial services and financial technology subsidiaries and other smaller nonbank operating units, along with the elimination of transactions between segments.

For 2006 and 2005 the segment also includes TCBO, which was opened during the fourth quarter of 2005 and did not have a significant impact on the Company’s balance sheet and income statement for either year. TCBO consists of a single office operating in the Portland, Oregon area. Its business strategies focus on serving the financial needs of businesses, professional service firms, executives and professionals. TCBO has performed well in its first year of operation. At December 31, 2006 TCBO had net loans of $12.0 million and deposits of $8.7 million. Also, the Other segment includes P5, Inc., a company that provides medical claims imaging, lockbox and web-based reconciliation and tracking services. The remaining minority interest of P5 was acquired in the fourth quarter of 2006 which is the main reason for the increased goodwill and other intangibles in the Other segment.

The net loss applicable to common shareholders for the Other segment was $50.7 million in 2006 compared to a net loss of $21.2 million in 2005 and $21.8 million for 2004. Net interest loss for the other segment increased $20.9 million from 2005 mainly due to a $23.9 million increase at the Parent reflecting increased borrowings related to the Amegy acquisition and other Parent cash flow requirements. Noninterest expense for the Other segment increased $12.8 million from 2005. The increase includes a $7.2 million increase in merger related expenses related to the Amegy systems conversions and $2.6 million of increased expense for TCBO. See page 99 of the “Capital Management Section” for an explanation of the preferred stock dividend.

SCHEDULE 26

OTHER

(Amounts in millions)	2006	2005	2004
CONDENSED INCOME STATEMENT
Net interest expense excluding hedge income	$(18.9)	(2.4)	(1.8)
Hedge income (expense) recorded directly at subsidiary	(3.0)	1.4	2.1

Net interest income (expense)	(21.9)	(1.0)	0.3
Noninterest income	6.5	3.0	3.1

Total revenue	(15.4)	2.0	3.4
Provision for loan losses	0.2	(0.3)	–
Noninterest expense	63.5	50.7	52.2

Loss before income taxes and minority interest	(79.1)	(48.4)	(48.8)
Income tax benefit	(42.1)	(25.7)	(25.6)
Minority interest	9.9	(1.5)	(1.4)

Net loss	(46.9)	(21.2)	(21.8)
Preferred stock dividend	3.8	–	–

Net loss applicable to common shareholders	$(50.7)	(21.2)	(21.8)

YEAR-END BALANCE SHEET DATA
Total assets	$(343)	(1,120)	(572)
Net loans and leases	89	72	97
Allowance for loan losses	–	–	–
Goodwill, core deposit and other intangibles	25	1	(2)
Noninterest-bearing demand deposits	(171)	(113)	(9)
Total deposits	(528)	(1,220)	(1,220)
Preferred equity	240	–	–
Common equity	(142)	(331)	147

OTHER INFORMATION
Full-time equivalent employees	2,256	1,565	1,383

Domestic offices:
Traditional branches	1	1	–

The Company has invested in start-up and early-stage ventures through a variety of entities. Through certain subsidiary banks, the Company has principally made nonmarketable investments in a number of companies using four Small Business Investment Companies (“SBICs”). No new SBICs have been started since 2001. The Company recognized gains on these venture capital SBIC investments, net of expenses, income taxes and minority interest, of $4.1 million in 2006, compared to losses of $2.2 million and $4.5 million in 2005 and 2004, respectively. These amounts are included in results reported by the respective subsidiary banks and the Other segment.

The Company also selectively makes investments in financial services and financial technology ventures, either through acquisition or through internal funding initiatives. The Company owns a significant position in IdenTrust, Inc. (“IdenTrust”), a company in which two unrelated venture capital firms also own significant positions and which provides, among other services, online identity authentication services and infrastructure. The Company subscribed to $5.0 million of an equity funding round of approximately $20 million that closed in 2005. IdenTrust continues to post operating losses and the Company recorded pretax charges of $2.2 million, $1.8 million and $4.1 million in 2006, 2005, and 2004, respectively, to reduce its recorded investment in the company. The Other segment includes IdenTrust related losses of $2.1 million, $1.2 million and $1.0 million and Zions Bank included pretax losses of $0.1 million, $0.6 million, and $3.1 million for 2006, 2005 and 2004, respectively.

The Company continues to selectively invest in new, innovative products and ventures. Most notably the Company has funded the development of NetDeposit, Inc., a family of innovative check imaging and clearing products and services. See page 19 of the “Executive Summary” for a description of NetDeposit and related services. For 2006 net after tax losses of NetDeposit included in the Other segment were $7.5 million compared to losses of $7.4 million for 2005 and $5.7 million for 2004.

BALANCE SHEET ANALYSIS

As previously discussed, the Company completed its acquisition of Amegy Bancorporation, Inc. in December 2005. The Company’s consolidated balance sheets at December 31, 2006 and December 31, 2005 include Amegy; however, average balances in 2005 will only reflect Amegy for one month.

Interest-Earning Assets

Interest-earning assets are those with interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets, while keeping nonearning assets at a minimum.

Interest-earning assets consist of money market investments, securities and loans. Schedule 6, which we referred to in our discussion of net interest income, includes the average balances of the Company’s interest-earning assets, the amount of revenue generated by them, and their respective yields. As shown in the schedule, average interest-earning assets in 2006 increased 28.2 % to $38.7 billion from $30.2 billion in 2005 reflecting both the impact of the Amegy acquisition and of organic growth. Average interest-earning assets comprised 87.4% of total average assets in 2006 compared with 89.7% in 2005; the decline in 2006 reflected the impact of the goodwill and other intangible assets recorded in accounting for the Amegy acquisition. Average interest-earning assets in 2006 were 91.7% of average tangible assets compared with 92.0% in 2005.

Investment Securities Portfolio

We invest in securities both to generate revenues for the Company and to manage liquidity. Schedule 27 presents a profile of the Company’s investment portfolios at December 31, 2006, 2005, and 2004. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated market values are the amounts that we believe the securities could be sold for as of the dates indicated.

SCHEDULE 27

INVESTMENT SECURITIES PORTFOLIO

	December 31,
	2006		2005		2004
(In millions)	Amortized cost	Estimated market value	Amortized cost	Estimated market value	Amortized cost	Estimated market value
HELD TO MATURITY:
Municipal securities	$652	648	650	642	642	642
Other debt securities	1	1	–	–	–	–

	653	649	650	642	642	642

AVAILABLE FOR SALE:
U.S. Treasury securities	43	42	42	43	36	36
U.S. government agencies and corporations:
Small Business Administration loan-backed securities	907	901	786	782	712	711
Other agency securities	782	774	688	683	275	277
Municipal securities	226	227	266	267	95	96
Mortgage/asset-backed and other debt securities	2,930	2,908	3,311	3,308	2,743	2,760

	4,888	4,852	5,093	5,083	3,861	3,880

Other securities:
Mutual funds	193	193	217	216	301	301
Stock	3	6	7	7	6	8

	196	199	224	223	307	309

	5,084	5,051	5,317	5,306	4,168	4,189

Total	$5,737	5,700	5,967	5,948	4,810	4,831

The amortized cost of investment securities at year-end 2006 decreased $230 million from 2005. The decrease was mainly the result of an increase in maturing securities in 2006 and pay downs of mortgage-backed securities.

Schedule 28 also presents information regarding the investment securities portfolio. This schedule presents the maturities of the different types of investments that the Company owned as of December 31, 2006, and the corresponding average interest rates that the investments will yield if they are held to maturity. It should be noted that most of the SBA loan-backed securities and mortgage/asset-backed securities are variable rate and their repricing periods are significantly less than their contractual maturities. Also see “Liquidity Risk” on page 91 and Notes 1, 4, and 7 of the Notes to Consolidated Financial Statements for additional information about the Company’s investment securities and their management.

SCHEDULE 28

MATURITIES AND AVERAGE YIELDS ON SECURITIES

AT DECEMBER 31, 2006

	Total securities		Within one year		After one but within five years		After five but within ten years		After ten years
(Amounts in millions)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
HELD TO MATURITY:
Municipal securities	$652	6.8%	$57	6.4%	$203	6.7%	$189	6.6%	$203	7.3%
Other debt securities	1	5.1	–		1	5.1	–		–

	653	6.8	57	6.4	204	6.7	189	6.6	203	7.3

AVAILABLE FOR SALE:
U.S. Treasury securities	43	4.4	20	4.5	22	4.1	1	8.4	–
U.S. government agencies and corporations:
Small Business Administration loan-backed securities	907	6.0	227	5.9	451	6.0	178	6.0	51	5.9
Other agency securities	782	4.9	342	5.0	252	4.8	4	6.5	184	5.1
Municipal securities	226	5.8	13	5.0	10	6.8	45	6.0	158	5.7
Mortgage/asset-backed and other debt securities	2,930	6.0	219	5.0	480	5.0	259	5.7	1,972	6.4

	4,888	5.8	821	5.2	1,215	5.3	487	5.8	2,365	6.2

Other securities:
Mutual funds	193	4.7	193	4.7	–		–		–
Stock	3	1.5	–		–		–		3	1.5

	196	4.7	193	4.7	–		–		3	1.5

	5,084	5.8	1,014	5.1	1,215	5.3	487	5.8	2,368	6.2

Total	$5,737	5.9%	$1,071	5.2%	$1,419	5.5%	$676	6.1%	$2,571	6.3%

*	Taxable-equivalent rates used where applicable.

The investment securities portfolio at December 31, 2006 includes $1.0 billion of nonrated, fixed-income securities. Nonrated municipal securities held in the portfolio were underwritten by Zions Bank’s Public Finance Department. This department includes operations in Utah, Idaho, Boston, and Dallas, and also the operations of Kelling, Northcross, and Nobriga in California, NSB Public Finance in Nevada, and the public finance department of NBA in Arizona.

SCHEDULE 29

NONRATED SECURITIES

	December 31,
(Book value in millions)	2006	2005
Municipal securities	$630	625
Asset-backed subordinated tranches, created from Zions’ loans	194	207
Asset-backed subordinated tranches, not created from Zions’ loans	32	120
Other nonrated debt securities	104	83

	$960	1,035

In addition to the nonrated municipal securities, the portfolio includes nonrated, asset-backed subordinated tranches. The asset-backed subordinated tranches created from the Company’s loans are mainly the subordinated retained interests of small business loan securitizations (the senior tranches of these securitizations are sold to Lockhart, a QSPE securities conduit described further in “Off-Balance-Sheet Arrangements” on page 76). At December 31, 2006, these comprised $194 million of the $214 million set forth in Schedule 31. The tranches not created from the Company’s loans are tranches of bank and insurance company Trust Preferred

Collateral Debt Obligations. Investment securities also include other nonrated debt securities, the majority of which were created by Zions Bank. Although the credit quality of these nonrated securities generally is high, it would be difficult to market them in a short period of time since they are not rated and there is no active trading market for them.

Loan Portfolio

As of December 31, 2006, net loans and leases accounted for 73.8% of total assets and 77.2% of tangible assets as compared to 70.4% of total assets and 74.0% of tangible assets at December 31, 2005. Schedule 30 presents the Company’s loans outstanding by type of loan as of the five most recent year-ends. The schedule also includes a maturity profile for the loans that were outstanding as of December 31, 2006. However, while this schedule reflects the contractual maturity and repricing characteristics of these loans, in certain cases the Company has hedged the repricing characteristics of its variable-rate loans as more fully described in “Interest Rate Risk” on page 87.

SCHEDULE 30

LOAN PORTFOLIO BY TYPE AND MATURITY

	December 31, 2006				December 31,
(In millions)	One year or less	One year through five years	Over five years	Total
					2005	2004	2003	2002
Loans held for sale	$8	79	166	253	256	197	177	289
Commercial lending:
Commercial and industrial	4,479	2,871	1,072	8,422	7,192	4,643	4,111	4,124
Leasing	28	322	93	443	373	370	377	384
Owner occupied	491	927	4,842	6,260	4,825	3,790	3,319	3,018

Total commercial lending	4,998	4,120	6,007	15,125	12,390	8,803	7,807	7,526
Commercial real estate:
Construction and land development	4,872	2,205	406	7,483	6,065	3,536	2,867	2,947
Term	937	1,351	2,664	4,952	4,640	3,998	3,402	3,175

Total commercial real estate	5,809	3,556	3,070	12,435	10,705	7,534	6,269	6,122
Consumer:
Home equity credit line and other consumer real estate	246	402	1,202	1,850	1,831	1,104	838	651
1-4 family residential	152	519	3,521	4,192	4,130	4,234	3,874	3,209
Bankcard and other revolving plans	172	114	9	295	207	225	198	205
Other	102	281	74	457	537	532	749	1,000

Total consumer	672	1,316	4,806	6,794	6,705	6,095	5,659	5,065
Foreign loans	1	2	–	3	5	5	15	5
Other receivables	126	41	42	209	191	98	90	126

Total loans	$11,614	9,114	14,091	34,819	30,252	22,732	20,017	19,133

Loans maturing in more than one year:
With fixed interest rates		$3,624	3,515	7,139
With variable interest rates		5,490	10,576	16,066

Total		$9,114	14,091	23,205

Note: During 2006, the Company reclassified certain balances between construction and land development, home equity credit line and other consumer real estate, and 1-4 family residential. Information to reclassify the loans for years prior to 2005 is not available.

Loan growth was strong in most of the banking subsidiaries during 2006, particularly Zions Bank and Amegy, as previously discussed in “Business Segment Results” beginning on page 52. We expect that loan growth will continue in 2007 in most of our subsidiary banks. However, the rate of growth began to slow during the second half of 2006 and even turned negative in CB&T and NSB in the fourth quarter; the average growth experienced in 2006 may not be sustainable throughout 2007.

Sold Loans Being Serviced

The Company performs loan servicing operations on both loans that it holds in its portfolios as well as loans that are owned by third party investor-owned trusts. Servicing loans includes:

•	collecting loan and, in certain instances, insurance and property tax payments from the borrowers;

•	monitoring adequate insurance coverage;

•	maintaining documentation files in accordance with legal, regulatory, and contractual guidelines; and

•	remitting payments to third party investor trusts and, where required, for insurance and property taxes.

The Company receives a fee for performing loan servicing for third parties. Failure by the Company to service the loans in accordance with the contractual requirements of the servicing agreements may lead to the termination of the servicing contract and the loss of future servicing fees.

SCHEDULE 31

SOLD LOANS BEING SERVICED

	2006		2005		2004
(In millions)	Sales	Outstanding at year-end	Sales	Outstanding at year-end	Sales	Outstanding at year-end
Home equity credit lines	$153	261	408	456	296	447
Small business loans	–	1,790	707	2,341	605	2,001
SBA 7(a) loans	22	128	16	179	53	230
Farmer Mac	43	407	69	407	42	388

Total	$218	2,586	1,200	3,383	996	3,066

	Residual interests on balance sheet at December 31, 2006			Residual interests on balance sheet at December 31, 2005
(In millions)	Subordinated retained interests	Capitalized residual cash flows	Total	Subordinated retained interests	Capitalized residual cash flows	Total
Home equity credit lines	$8	5	13	13	7	20
Small business loans	214	78	292	221	101	322
SBA 7(a) loans	–	2	2	–	4	4
Farmer Mac	–	5	5	–	6	6

Total	$222	90	312	234	118	352

The Company has securitized and sold a portion of the loans that it originated and purchased. In many instances, we agreed to provide the servicing on these loans as a condition of the sale. Schedule 31 summarizes the sold loans (other than conforming long-term first mortgage real estate loans) that the Company was servicing as of the dates indicated and the related loan sales activity. As reflected in the schedule, sales for 2006 decreased approximately $1.0 billion compared to 2005. The Company did not complete a small business loans securitization during 2006 and also discontinued selling new home equity credit lines originations during the fourth quarter. Small business, consumer and other sold loans being serviced totaled $2.6 billion at the end of 2006 compared to $3.4 billion at the end of 2005. See Notes 1 and 6 of the Notes to Consolidated Financial Statements for additional information on asset securitizations. In addition, at December 31, 2006, conforming long-term first mortgage real estate loans being serviced for others was $1,251 million compared with $1,274 million at the same date in 2005.

Although it performs the servicing, the Company exerts no control nor does it have any equity interest in any of the trusts that own the securitized loans. However, as of December 31, 2006, the Company had recorded assets in the amount of $312 million in connection with sold loans being serviced of $2.6 billion. As is a common practice with securitized transactions, the Company had subordinated retained interests in the securitized assets amounting to $222 million at December 31, 2006, representing junior positions to the other investors in the trust securities. The capitalized residual cash flows, which is sometimes referred to as “excess servicing,” of $90 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans. These excess cash flows are subject to prepayment risk, which is the risk that a loan will be paid prior to its contractual maturity. When this occurs, any remaining excess cash flows that are associated with the loan must be reduced. See Note 6 of the Notes to Consolidated Financial Statements for more information on asset securitizations.

Other Earning Assets

As of December 31, 2006, the Company had $1,022 million of other noninterest-bearing investments compared with $939 million in 2005. The increase in other noninterest-bearing investments resulted mainly from regulatory required increases in Federal Reserve stock at Amegy and increases in the SBIC and bank-owned life insurance investments.

SCHEDULE 32

OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,
(In millions)	2006	2005
Bank-owned life insurance	$627	605
Federal Home Loan Bank and Federal Reserve stock	189	153
SBIC investments(1)	104	80
Non-SBIC investment funds	37	27
Other public companies	37	39
Other nonpublic companies	14	15
Trust preferred securities	14	20

	$1,022	939

(1) Amounts include minority investors’ interests in Zions’ managed SBIC investments of approximately $41 million and $27 million as of the respective dates.

The investments in publicly traded companies are accounted for using the equity method of accounting and are set forth in Schedule 33.

SCHEDULE 33

INVESTMENTS IN OTHER PUBLIC COMPANIES

		December 31, 2006
(In millions)	Symbol	Carrying value	Market value	Unrealized gain (loss)
COMPANY
Federal Agricultural Mortgage Corporation (Farmer Mac)	AGM/A	$7	6	(1)
Federal Agricultural Mortgage Corporation (Farmer Mac)	AGM	20	23	3
Insure.com, Inc.	NSUR	10	9	(1)

Total publicly traded equity investments		$37	38	1

Deposits and Borrowed Funds

Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Schedule 6 summarizes the average deposit balances for the past five years, along with their respective interest costs and average interest rates. Average noninterest-bearing deposits increased 28.2% in 2006 over 2005, while interest-bearing deposits increased 33.2% during the same time period. The increased average balances reflect the impact of the acquisition of Amegy.

Total deposits at December 31, 2006 increased $2.3 billion to $35.0 billion, or 7.2% over the balances reported at December 31, 2005. Core deposits increased $552 million to $30.7 billion, or 1.8%, compared to $30.1 billion at December 31, 2005. The increase in total deposits included approximately $270 million of time deposits placed by The Stockmen’s Bank with two affiliate banks of the Company in October 2006. The Company’s acquisition of Stockmen’s was announced on September 11, 2006 and was completed on January 17, 2007.

See “Liquidity Risk” on page 91 for information on funding and borrowed funds. Also, see Notes 11, 12 and 13 of the Notes to Consolidated Financial Statements for additional information on borrowed funds.

Off-Balance-Sheet Arrangements

Zions Bank provides a Liquidity Facility for a fee to a QSPE securities conduit, Lockhart, which purchases U.S. Government and AAA-rated securities, which are funded through the issuance of its commercial paper. At December 31, 2006 approximately 38% of the AAA-rated securities held by Lockhart were created by the Company’s securitization of small business loans, as previously discussed. Zions Bank also receives a fee in exchange for providing hedge support and administrative and investment advisory services. Under the terms of the Liquidity Facility, if certain conditions arise, Zions Bank is required to purchase securities from Lockhart to provide funds and enable it to repay maturing commercial paper. Lockhart has been an important source of funding for the Company’s loans and is not consolidated in the Company’s financial statements. See “Liquidity Management Actions” on page 93 and Note 6 of the Notes to Consolidated Financial Statements for additional information on Lockhart.

RISK ELEMENTS

Since risk is inherent in substantially all of the Company’s operations, management of risk is integral to those operations and is also a key determinant of the Company’s overall performance. We apply various strategies to reduce the risks to which the Company’s operations are exposed, including credit, interest rate and market, liquidity and operational risks.

Credit Risk Management

Credit risk is the possibility of loss from the failure of a borrower or contractual counterparty to fully perform under the terms of a credit-related contract. Credit risk arises primarily from the Company’s lending activities, as well as from other on- and off-balance-sheet credit instruments.

Effective management of credit risk is essential in maintaining a safe, sound and profitable financial institution. We have structured the organization to separate the lending function from the credit administration function, which has added strength to the control over, and independent evaluation of, credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio, and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Further, an independent internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to the Credit Review Committee of the Board of Directors.

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

With regard to credit risk associated with counterparties in off-balance-sheet credit instruments, Zions Bank has International Swap Dealer Association (“ISDA”) agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangement between Zions Bank and its counterparty. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the mark-to-market exposure on the derivative and the credit rating of the party with the obligation. The credit rating used in these situations is provided by either Moody’s or Standard & Poor’s. This means that a counterparty with an “AAA” rating would be obligated to provide less collateral to secure a major credit exposure to Zions Bank than one with an “A” rating. All derivative gains and losses between Zions Bank and a single counterparty are netted to determine the net credit exposure and therefore the collateral required.

Another aspect of the Company’s credit risk management strategy is to pursue the diversification of the loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As displayed in Schedule 34, at year-end 2006 no single loan type exceeded 24.2% of the Company’s total loan portfolio.

SCHEDULE 34

LOAN PORTFOLIO DIVERSIFICATION

	December 31, 2006		December 31, 2005
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$8,422	24.2%	$7,192	23.8%
Leasing	443	1.3	373	1.2
Owner occupied	6,260	18.0	4,825	15.9
Commercial real estate:
Construction and land development	7,483	21.5	6,065	20.0
Term	4,952	14.2	4,640	15.3
Consumer:
Home equity credit line and other consumer real estate	1,850	5.3	1,831	6.1
1-4 family residential	4,192	12.1	4,130	13.7
Bankcard and other revolving plans	295	0.8	207	0.7
Other	457	1.3	537	1.8
Other receivables	465	1.3	452	1.5

Total loans	$34,819	100.0%	$30,252	100.0%

In addition, as reflected in Schedule 35, as of December 31, 2006, the commercial real estate loan portfolio totaling $12.4 billion is also well diversified by property type and collateral location.

SCHEDULE 35

COMMERCIAL REAL ESTATE PORTFOLIO BY PROPERTY TYPE AND COLLATERAL LOCATION

(REPRESENTS PERCENTAGES BASED UPON OUTSTANDING COMMERCIAL REAL ESTATE LOANS)

AT DECEMBER 31, 2006

	Collateral Location									Product as a % of total CRE	Product as a % of loan type
Loan Type	Arizona	Northern California	Southern California	Nevada	Colorado	Texas (Amegy) (1)	Utah / Idaho	Washington	Other
Commercial term:
Industrial	0.66%	0.43	1.73	0.03	0.07	0.19	0.11	0.17	0.10	3.49	8.49
Office	1.04	0.58	2.24	1.67	1.56	1.80	1.55	0.14	1.26	11.84	28.81
Retail	0.80	0.60	1.41	1.08	0.28	1.08	0.25	0.11	0.11	5.72	13.90
Hotel/motel	1.04	0.09	0.75	0.36	0.49	0.02	1.07	0.12	2.03	5.97	14.52
Acquisition and development	–	0.05	0.18	0.27	0.05	0.01	0.21	0.09	–	0.86	2.11
Medical	0.41	0.19	0.34	0.40	0.01	0.03	0.15	0.01	0.06	1.60	3.90
Recreation/restaurant	0.35	0.04	0.31	0.10	0.07	0.01	0.08	0.01	0.26	1.23	3.04
Multifamily	0.17	0.42	1.31	0.34	0.31	0.59	0.57	0.07	0.38	4.16	10.15
Other	0.89	0.12	1.65	0.64	0.30	0.01	0.60	0.05	1.93	6.19	15.08
Total commercial term	5.36	2.52	9.92	4.89	3.14	3.74	4.59	0.77	6.13	41.06	100.00

Residential construction:
Single family housing	4.75	1.15	3.90	0.62	0.78	2.00	2.05	0.02	0.29	15.56	46.19
Acquisition and development	5.86	1.16	3.10	1.76	0.81	2.20	2.39	0.17	0.67	18.12	53.81
Total residential construction	10.61	2.31	7.00	2.38	1.59	4.20	4.44	0.19	0.96	33.68	100.00

Commercial construction:
Industrial	0.38	0.03	0.31	1.54	0.30	0.73	0.13	0.08	–	3.50	13.87
Office	0.51	0.09	0.26	0.77	0.08	0.32	0.20	0.21	0.07	2.51	9.87
Retail	1.28	0.03	0.56	1.13	0.39	2.71	0.43	0.02	0.13	6.68	26.42
Hotel/motel	0.19	–	0.08	0.03	0.02	–	0.09	–	0.09	0.50	1.96
Acquisition and development	1.33	0.01	0.36	1.01	0.07	2.84	0.26	0.14	–	6.02	23.85
Medical	0.10	–	0.03	0.02	0.03	0.16	0.09	–	0.02	0.45	1.80
Recreation/restaurant	0.05	–	0.01	0.02	–	–	0.02	–	–	0.10	0.39
Other	0.08	–	0.26	0.14	0.01	0.09	0.10	0.07	0.27	1.02	4.10
Apartments	0.40	0.30	0.74	0.56	0.38	1.48	0.12	0.32	0.18	4.48	17.74
Total commercial construction	4.32	0.46	2.61	5.22	1.28	8.33	1.44	0.84	0.76	25.26	100.00
Total construction	14.93	2.77	9.61	7.60	2.87	12.53	5.88	1.03	1.72	58.94	100.00
Total commercial real estate	20.29%	5.29	19.53	12.49	6.01	16.27	10.47	1.80	7.85	100.00

(1)	Includes all Amegy loans. The Company is in the process of determining the collateral location for Amegy loans.

Note: Excludes approximately $537 million of unsecured loans outstanding, but related to the real estate industry.

Loan-to-value (“LTV”) ratios are another key determinant of credit risk in commercial real estate lending. The Company estimates that the weighted average LTV ratio on the total commercial real estate portfolio at June 30, 2006, detailed in Schedule 35, was approximately 58.6%. This estimate is based on the most current appraisals, generally obtained as of the date of origination or renewal of the loans.

We believe the Company’s potential risk from concentration in owner occupied commercial loans is reduced by the emphasis we place on lending programs sponsored by the SBA. On these types of loans, the SBA bears a major portion of the credit risk. In addition, the Company attempts to avoid the risk of an undue concentration of credits in a particular industry, trade group, or property type. The Company also has no significant exposure to highly-leveraged transactions and the majority of the Company’s business activity is with customers within the geographical footprint of its banking subsidiaries. Finally, the Company has no significant exposure to any individual customer or counterparty. See “Credit Risk Management” on page 77 for a discussion of counterparty risk associated with the Company’s derivative transactions. See Note 5 of the Notes to Consolidated Financial Statements for further information on concentrations of credit risk.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, and other real estate owned. At December 31, 2006, nonperforming assets also included $6.2 million of equipment related to the participation in an equipment lease by NBA as previously discussed. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Consumer loans are not normally placed on a nonaccrual status, inasmuch as they are generally charged off when they become 120 days past due. Loans also occasionally may be restructured to provide a reduction or deferral of interest or principal payments. This generally occurs when the financial condition of a borrower deteriorates to the point where the borrower needs to be given temporary or permanent relief from the original contractual terms of the loan. Other real estate owned is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

The Company’s nonperforming assets as a percentage of net loans and leases and other real estate owned continued to improve during 2006. The percentage was 0.24% at December 31, 2006 compared with 0.30% on December 31, 2005. Total nonperforming assets were $82 million at year-end 2006, compared to $89 million at December 31, 2005 and $84 million at December 31, 2004. Internal loan classification measures also have continued to reflect strong credit quality during 2006.

SCHEDULE 36

NONPERFORMING ASSETS

	December 31,
(Amounts in millions)	2006	2005	2004	2003	2002
Nonaccrual loans:
Commercial lending:
Commercial and industrial	$25	21	24	36	29
Leasing	–	–	1	2	11
Owner occupied	13	16	22	15	14
Commercial real estate:
Construction	14	17	1	7	7
Term	8	3	4	3	4
Consumer:
Real estate	5	9	13	11	11
Other	2	2	4	3	4
Other	–	1	3	1	2
Restructured loans:
Commercial real estate:
Construction	–	–	–	1	1
Term	–	–	–	–	1
Other real estate owned:
Commercial:
Improved	5	8	9	12	23
Unimproved	2	3	–	4	3
1-4 family residential	2	9	3	3	6
Other assets	6	–	–	–	–

Total	$82	89	84	98	116

% of net loans* and leases and other real estate owned	0.24%	0.30%	0.37%	0.49%	0.61%
Accruing loans past due 90 days or more:
Commercial lending	$17	7	6	10	13
Commercial real estate	22	4	2	3	10
Consumer	5	6	8	11	12
Other receivables	–	–	–	–	2

Total	$44	17	16	24	37

% of net loans* and leases	0.13%	0.06%	0.07%	0.12%	0.20%

*	Includes loans held for sale.

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

The Company’s total recorded investment in impaired loans was $47 million at December 31, 2006 and $31 million at December 31, 2005. Estimated losses on impaired loans are included in the allowance for loan losses. At December 31, 2006, the allowance included $6 million for impaired loans with a recorded investment of $18 million. At December 31, 2005, the allowance for loan losses included $3 million for impaired loans with a recorded investment of $14 million. See Note 5 of the Notes to Consolidated Financial Statements for additional information on impaired loans.

Allowances for Credit Losses

Allowance for Loan Losses: In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

For commercial loans, we use historical loss experience factors by loan segment, adjusted for changes in trends and conditions, to help determine an indicated allowance for each portfolio segment. These factors are based on a migration analysis technique and other considerations based on the makeup of the specific segment. These other considerations include:

•	volumes and trends of delinquencies;

•	levels of nonaccruals, repossessions, and bankruptcies;

•	trends in criticized and classified loans;

•	expected losses on real estate secured loans;

•	new credit products and policies;

•	economic conditions;

•	concentrations of credit risk; and

•	experience and abilities of the Company’s lending personnel.

In addition to the segment evaluations, nonaccrual loans graded substandard or doubtful with an outstanding balance of $500 thousand or more are individually evaluated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine the level of impairment and establish a specific reserve. A specific allowance is established for loans adversely graded below $500 thousand when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan segment.

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

The Company has initiated a comprehensive review of its allowance for loan losses methodology with a view toward updating and conforming this methodology across all of its banking subsidiaries. The Company expects to begin implementing this updated methodology in 2007, and to complete the implementation in 2008.

Schedule 37 summarizes the Company’s loan loss experience by major portfolio segment.

SCHEDULE 37

SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	2006	2005	2004	2003	2002
Loans* and leases outstanding on December 31, (net of unearned income)	$34,668	30,127	22,627	19,920	19,040

Average loans* and leases outstanding (net of unearned income)	$32,395	24,009	21,046	19,325	18,114

Allowance for loan losses:
Balance at beginning of year	$338	271	269	280	260
Allowance of companies acquired	–	49	–	–	1
Allowance associated with repurchased revolving securitized loans	–	–	–	–	10
Allowance of loans sold with branches	–	–	(2)	–	–
Provision charged against earnings	73	43	44	70	72
Loans and leases charged-off:
Commercial lending	(46)	(20)	(35)	(56)	(54)
Commercial real estate	(5)	(3)	(1)	(3)	(10)
Consumer	(14)	(19)	(23)	(27)	(20)
Other receivables	(1)	(1)	(1)	–	–

Total	(66)	(43)	(60)	(86)	(84)

Recoveries:
Commercial lending	11	12	15	12	14
Commercial real estate	2	1	–	–	3
Consumer	7	5	5	5	4

Total	20	18	20	17	21

Net loan and lease charge-offs	(46)	(25)	(40)	(69)	(63)

	365	338	271	281	280
Reclassification of allowance for unfunded lending commitments	–	–	–	(12)	–

Balance at end of year	$365	338	271	269	280

Ratio of net charge-offs to average loans and leases	0.14%	0.10%	0.19%	0.36%	0.35%
Ratio of allowance for loan losses to net loans and leases outstanding on December 31,	1.05%	1.12%	1.20%	1.35%	1.47%
Ratio of allowance for loan losses to nonperforming loans on December 31,	548.53%	489.74%	374.42%	338.31%	332.37%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more on December 31,	331.56%	394.08%	307.61%	262.21%	234.14%

*	Includes loans held for sale.

Schedule 38 provides a breakdown of the allowance for loan losses and the allocation among the portfolio segments. No significant changes took place in the past four years in the allocation of the allowance for loan losses by portfolio segment.

SCHEDULE 38

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

AT DECEMBER 31,

	2006		2005		2004		2003		2002
(Amounts in millions)	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance
Type of Loan
Commercial lending	43.5%	179	41.2%	166	39.0%	134	39.2%	130	39.4%	133
Commercial real estate	35.8	143	35.5	128	33.2	95	31.4	90	32.0	91
Consumer	20.1	40	22.7	41	27.4	41	29.0	47	27.9	44
Other receivables	0.6	3	0.6	3	0.4	1	0.4	2	0.7	2

Total loans	100.0%		100.0%		100.0%		100.0%		100.0%

Off-balance-sheet unused commitments and standby letters of credit (1)		–		–		–		–		10

Total allowance for loan losses		$365		$338		$271		$269		$280

(1)	In 2003 the potential credit losses related to undrawn commitments to extend credit were reclassified and included in other liabilities.

As reflected in Schedule 38, the allowance for loan losses at December 31, 2006 increased by $27 million from year-end 2005. For 2006, the amount of the allowance allocated for criticized and classified commercial loans increased $3.1 million compared to $0.2 million for 2005. The level of the allowance for noncriticized and classified commercial loans increased $24 million for 2006 compared to an increase of $23 million for 2005. The increase in level of the allowance indicated for noncriticized and classified loans for both 2006 and 2005 was mainly a result of $4.5 billion of new commercial and commercial real estate loan growth during 2006 and $7.5 billion of growth during 2005, including $5.2 billion of acquired Amegy loans. At December 31, 2006, the ratio of the allowance for loan losses to net loans and leases outstanding decreased to 1.05% compared to 1.12% at December 31, 2005. This decrease reflects improved trends in both historical loss experience and nonaccrual loans as previously discussed.

The increased allowance for loan losses at December 31, 2005 compared to December 31, 2004 included a $49 million Amegy allowance acquired. In addition to the changes above, excluding Amegy, the allowance for consumer loans at year-end 2005 decreased $5 million compared to 2004 mainly due to a decrease in outstanding consumer loans primarily as a result of a decision to exit indirect auto lending.

Allowance for Unfunded Lending Commitments: The Company also estimates an allowance for potential losses associated with off-balance-sheet commitments and standby letters of credit. Prior to December 31, 2003, this allowance was included in the overall allowance for loan losses. It is now included with other liabilities in the Company’s consolidated balance sheet, with any related increases or decreases in the allowance included in noninterest expense in the statement of income.

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

Schedule 39 sets forth the allowance for unfunded lending commitments.

SCHEDULE 39

ALLOWANCE FOR UNFUNDED LENDING COMMITMENTS

	December 31,
(In thousands)	2006	2005
Balance at beginning of year	$18,120	12,682
Allowance of company acquired	–	2,013
Provision charged against earnings	1,248	3,425

Balance at end of year	$19,368	18,120

Schedule 40 sets forth the combined allowances for credit losses.

SCHEDULE 40

COMBINED ALLOWANCES FOR CREDIT LOSSES

	December 31,
(In thousands)	2006	2005	2004
Allowance for loan losses	$365,150	338,399	271,117
Allowance for unfunded lending commitments	19,368	18,120	12,682

Total allowances for credit losses	$384,518	356,519	283,799

Interest Rate and Market Risk Management

Interest rate risk is the potential for loss resulting from adverse changes in the level of interest rates on the Company’s net interest income. Market risk is the potential for loss arising from adverse changes in the prices of fixed income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, the Company is exposed to both interest rate risk and market risk.

The Company’s Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Company. The Boards of Directors of the Company’s subsidiary banks are also required to review and approve these policies. In addition, the Board must understand the key strategies set by management for managing risk, establish and periodically revise policy limits, and review reported limit exceptions. The Board has established the Asset/Liability Committee (“ALCO”) to which it has delegated the functional management of interest rate and market risk for the Company. ALCO’s primary responsibilities include:

•

Recommending policies to the Board and administering Board-approved policies that govern and limit the Company’s exposure to all interest rate and market risk, including policies that are designed to limit the Company’s exposure to changes in interest rates;

•	Approving the procedures that support the Board-approved policies;

•	Maintaining management’s policies dealing with interest rate and market risk;

•

Approving all material interest rate risk management strategies, including all hedging strategies and actions taken pursuant to managing interest rate risk and monitoring risk positions against approved limits;

•	Approving limits and all financial derivative positions taken at both the Parent and subsidiaries for the purpose of hedging the Company’s interest rate and market risks;

•	Providing the basis for integrated balance sheet, net interest income and liquidity management;

•	Calculating the duration and dollar duration of each class of assets, liabilities, and net equity, given defined interest rate scenarios;

•	Managing the Company’s exposure to changes in net interest income and duration of equity due to interest rate fluctuations; and

•	Quantifying the effects of hedging instruments on the duration of equity and net interest income under defined interest rate scenarios.

Interest Rate Risk

Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise.

We monitor this risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the expected changes in the market values of equity in response to changes in interest rates. In the income simulation method, we analyze the expected changes in income in response to changes in interest rates.

Duration of equity is derived by first calculating the dollar duration of all assets, liabilities and derivative instruments. Dollar duration is determined by calculating the market value of each instrument assuming interest rates sustain immediate and parallel movements up 1% and down 1%. The average of these two changes in market value is the dollar duration. Subtracting the dollar duration of liabilities from the dollar duration of assets and adding the net dollar duration of derivative instruments results in the dollar duration of equity. Duration of equity is computed by dividing the dollar duration of equity by the market value of equity.

Income simulation is an estimate of the net interest income that would be recognized under different rate environments. Net interest income is measured under several parallel and nonparallel interest rate environments and deposit repricing assumptions, taking into account an estimate of the possible exercise of options within the portfolio.

Both of these measurement methods require that we assess a number of variables and make various assumptions in managing the Company’s exposure to changes in interest rates. The assessments address loan and security prepayments, early deposit withdrawals, and other embedded options and noncontrollable events. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, the Company estimates ranges of duration and income simulation under a variety of assumptions and scenarios. The Company’s interest rate risk position changes as the interest rate environment changes and is managed actively to try to maintain a consistent slightly asset-sensitive position. However, positions at the end of any period may not be reflective of the Company’s position in any subsequent period.

We should note that duration of equity is highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking, savings, and money market accounts and also to prepayment assumptions used for loans with prepayment options. Given the uncertainty of these durations, we view the duration of equity as falling within a range of possibilities.

For income simulation, Company policy requires that interest sensitive income from a static balance sheet is expected to decline by no more than 10% during one year if rates were to immediately rise or fall in parallel by 200 basis points.

As of the dates indicated, Schedule 41 shows the Company’s estimated range of duration of equity, duration of equity simulation, and percentage change in interest sensitive income in the first year after the rate change if interest rates were to sustain an immediate parallel change of 200 basis points; the “low” and “high” results differ based on the assumed speed of repricing of administered-rate deposits (money market, interest-on-checking, and savings):

SCHEDULE 41

DURATION OF EQUITY AND INTEREST SENSITIVE INCOME

	December 31, 2006		December 31, 2005
	Low	High	Low	High
Duration of equity:
Range (in years)	–	1.6	-0.2	2.3
Duration of equity simulation – change in years:
Increase interest rates by 200 bp	0.8	2.4	1.2	3.8
Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	-0.9%	1.5%	-1.1%	2.4%
Decrease interest rates by 200 bp	-3.6%	-1.3%	-4.5%	-0.7%

We attempt to minimize the negative impact changes in interest rates will have on net interest income primarily through the use of interest rate swaps, and by avoiding large exposures to fixed rate interest-earning assets that have significant negative convexity. The prime lending rate and the London Interbank Offer Rate (“LIBOR”) curves are the primary indices used for pricing the Company’s loans. The interest rates paid on deposit accounts are set by individual banks so as to be competitive in each local market.

Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At the end of 2006, approximately 75% of the Company’s commercial loan and commercial real estate portfolios were floating rate and tied to either Prime or LIBOR. In addition, certain of our consumer loans also have floating interest rates. This means that these loans reprice quickly in response to changes in interest rates – more quickly on average than does their funding base. This posture results in a naturally “asset-sensitive” position.

It is our belief that the Company’s core banking business leads naturally to a position that is more asset-sensitive than is desirable. The Company attempts to mitigate this tendency toward asset sensitivity primarily through the use of interest rate swaps. We have contracted to convert most of the Company’s fixed-rate debt into floating-rate debt through the use of interest rate swaps (see fair value hedges in Schedule 42). More importantly, we engage in an ongoing program of swapping prime-based and LIBOR-based loans and other variable-rate assets for “receive fixed” contracts. At year-end 2006, the Company had a notional amount of approximately $3.3 billion of such cash flow hedge contracts. The Company expects to continue to add new “receive fixed” swap contracts as its prime-based loan portfolio grows. These swaps also expose the Company to counterparty risk, which is a type of credit risk. The Company’s approach to managing this risk is discussed in “Credit Risk Management” on page 77.

Schedule 42 presents a profile of the current interest rate swap portfolio. For additional information regarding derivative instruments, including fair values at December 31, 2006, refer to Notes 1 and 7 of the Notes to Consolidated Financial Statements.

SCHEDULE 42

INTEREST RATE SWAPS – YEAR-END BALANCES AND AVERAGE RATES

(Amounts in millions)	2007	2008	2009	2010	2011	Thereafter
Cash flow hedges(1):
Notional amount	$3,275	3,145	2,285	1,475	225
Weighted average rate received	7.31%	7.33	7.66	7.85	7.78
Weighted average rate paid	7.62	7.50	7.73	7.61	7.99

Fair value hedges(1):
Notional amount	$1,400	1,400	1,400	1,400	1,400	1,400
Weighted average rate received	5.71%	5.71	5.71	5.71	5.71	5.71
Weighted average rate paid	4.97	4.89	5.03	4.97	5.18	5.01

Nonhedges:
Receive fixed rate/pay variable rate:
Notional amount	$189
Weighted average rate received	4.55%
Weighted average rate paid	5.28

Receive variable rate/pay fixed rate:
Notional amount	$189
Weighted average rate received	5.28%
Weighted average rate paid	4.55

Basis Swaps:
Notional amount	$3,030	2,900	2,190	1,380	225
Weighted average rate received	7.83%	7.72	7.85	7.79	7.99
Weighted average rate paid	7.81	7.69	7.81	7.78	7.95

Net notional	$7,705	7,445	5,875	4,255	1,850	1,400

(1)	Receive fixed rate/pay variable rate

Note: Balances are based upon the portfolio at December 31,2006. Excludes interest rate swap products that we provide as a service to our customers.

Market Risk – Fixed Income

The Company engages in trading and market making of U.S. Treasury, U.S. Government Agency, municipal, and corporate securities. This trading and market making exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

During the last quarter of 2005, the Company closed its London trading office and substantially reduced the size of its trading assets in response to continued narrow margins in its odd-lot electronic bond trading business. At December 31, 2006, trading account assets had been reduced to $63.4 million and securities sold, not yet purchased were $50.4 million.

At year-end 2006, the Company made a market in 823 fixed income securities through Zions Bank and its wholly-owned subsidiary, Zions Direct, Inc. During 2006, 74% of all trades were executed electronically. The Company is an odd-lot securities dealer, which means that most U.S. Treasury and Government Agency trades are for less than $5 million and most corporate security trades are for less than $250,000.

Subsequent to year-end, the Company transferred the fixed income U.S. Treasury and Government Agency portion of this business to Diawa Securities.

The Company monitors risk in fixed income trading and market making through Value-at-Risk (“VAR”). VAR is the worst-case loss expected within a specified confidence level, based on statistical models using historical data. Value-at-Risk information is not disclosed due to the limited risk in fixed income trading and market making after the reductions in the scale of the Company’s trading operations.

Market Risk – Equity Investments

Through its equity investment activities, the Company owns equity securities that are publicly traded and subject to fluctuations in their market prices or values. In addition, the Company owns equity securities in companies that are not publicly traded, that are accounted for under cost, fair value, equity, or full consolidation methods of accounting, depending upon the Company’s ownership position and degree of involvement in influencing the investees’ affairs. In any case, the value of the Company’s investment is subject to fluctuation. Since these market prices or values may fall below the Company’s investment costs, the Company is exposed to the possibility of loss. These equity investments are approved, monitored and evaluated by the Company’s Equity Investment Committee.

The Company generally conducts minority investing in pre-public venture capital companies in which it does not have strategic involvement, through four funds collectively referred to as Wasatch Venture Funds (“Wasatch”). Wasatch screens investment opportunities and makes investment decisions based on its assessment of business prospects and potential returns. After an investment is made, Wasatch actively monitors the performance of the companies in which it has invested, and often has representation on the board of directors of the company. Net of expenses, income tax effects and minority interest, gains were $4.1 million in 2006, and losses were $2.2 million in 2005 and $4.5 million in 2004. The Company’s remaining equity exposure to investments held by Wasatch, net of related minority interest and SBA debt, at December 31, 2006 was approximately $49.1 million, compared to approximately $40.9 million at December 31, 2005.

In addition to the program described above, Amegy has in place an alternative investments program. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds generally are not part of the strategy since the underlying companies are typically not credit worthy. The carrying value of the investments at December 31, 2006 was $19.6 million as compared to $23.7 million at December 31, 2005. The Company has a total remaining funding commitment of $102.9 million to SBIC, non-SBIC hedge fund, and private equity investments as of December 31, 2006. This funding commitment is primarily at Amegy, totaling $93.5 million.

The Company also, from time to time, either starts and funds businesses of a strategic nature, or makes significant investments in companies of strategic interest. These investments may result in either minority or majority ownership positions, and usually give the Parent or its subsidiaries board representation. These strategic investments are in companies that are financial services or financial technologies providers. Examples of these investments include ICAP plc. and Lending Tree, which were both sold at substantial gains in 2003. Other examples include Contango, NetDeposit, and P5 all of which are majority or wholly-owned by the Company, and Insure.com, IdenTrust, and Roth Capital, in which the Company owns a significant, but minority position.

Liquidity Risk

Overview

Liquidity risk is the possibility that the Company’s cash flows may not be adequate to fund its ongoing operations and meet its commitments in a timely and cost-effective manner. Since liquidity risk is closely linked to both credit risk and market risk, many of the previously discussed risk control mechanisms also apply to the monitoring and management of liquidity risk. We manage the Company’s liquidity to provide adequate funds to meet its anticipated financial and contractual obligations, including withdrawals by depositors, debt service requirements and lease obligations, as well as to fund customers’ needs for credit.

Overseeing liquidity management is the responsibility of ALCO, which implements a Board-adopted corporate Liquidity and Funding Policy that is adhered to by the Parent and the subsidiary banks. This policy includes guidelines by which liquidity and funding are managed. These guidelines address maintaining liquidity needs, diversifying funding positions, monitoring liquidity at consolidated as well as subsidiary levels, and anticipating future funding needs. The policy also includes liquidity ratio guidelines that are used to monitor the liquidity positions of the Parent and bank subsidiaries.

Managing liquidity and funding is performed centrally by Zions Bank’s Capital Markets/Investment Division under the direction of the Company’s Chief Investment Officer, with oversight by ALCO. The Chief Investment Officer is responsible for making any recommended changes to existing funding plans, as well as to the policy guidelines. These recommendations must be submitted for approval to ALCO and potentially to the Company’s Board of Directors. The subsidiary banks only have authority to price deposits, borrow from their FHLB, and sell/purchase Federal Funds to/from Zions Bank. The banks may also make liquidity and funding recommendations to the Chief Investment Officer, but are not involved in any other funding decision processes.

Contractual Obligations

Schedule 43 summarizes the Company’s contractual obligations at December 31, 2006.

SCHEDULE 43

CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity (1)	Total
Deposits	$6,820	546	138	1	27,477	34,982
Commitments to extend credit	6,494	5,455	1,991	2,775		16,715
Standby letters of credit:
Performance	207	102	21			330
Financial	789	236	119	13		1,157
Commercial letters of credit	130	3				133
Commitments to make venture and other noninterest-bearing investments (2)	103					103
Commitments to Lockhart (3)	4,104					4,104
Federal funds purchased and security repurchase agreements	2,928					2,928
Other short-term borrowings	789					789
Long-term borrowings (4)	3	402	107	1,960		2,472
Operating leases, net of subleases	41	76	59	160		336

	$22,408	6,820	2,435	4,909	27,477	64,049

(1)	Indeterminable maturity includes noninterest-bearing demand, savings and money market, and nontime foreign deposits.
(2)	Commitments to make venture investments do not have defined maturity dates. They have therefore been considered due on demand, maturing in one year or less.
(3)	See Note 6 of the Notes to Consolidated Financial Statements for details of the commitments to Lockhart.
(4)	The maturities on long-term borrowings do not include the associated hedges.

As of December 31, 2006, there were no minimum required pension plan contributions and no discretionary or noncash contributions are currently planned. As a result, no amounts have been included in the schedule above for future pension plan contributions. During 2006, the Company made a $10 million contribution to the plan based on actuarial recommendation.

In addition to the commitments specifically noted in the previous schedule, the Company enters into a number of contractual commitments in the ordinary course of business. These include software licensing and maintenance, telecommunications services, facilities maintenance and equipment servicing, supplies purchasing, and other goods and services used in the operation of our business. Generally, these contracts are renewable or cancelable at least annually, although in some cases to secure favorable pricing concessions, the Company has committed to contracts that may extend to several years.

The Company also enters into derivative contracts under which we are required either to receive cash or pay cash, depending on changes in interest rates. These contracts are carried at fair value on the balance sheet with the fair value representing the net present value of the expected future cash receipts and payments based on market rates of interest as of the balance sheet date. The fair value of the contracts changes daily as interest rates change. For further information on derivative contracts, see Note 7 of the Notes to Consolidated Financial Statements.

Pension Obligations

As of December 31, 2006, the market value of the Company’s pension plan assets was $141.3 million and the benefit obligation as of that date was $155.1 million, as measured with an annual discount rate of 5.65%. This means that the pension plan is underfunded in the amount of $13.8 million. This underfunding is recorded as a liability on the Company’s balance sheet. Since no new employees can be added to the plan and future benefit accruals were eliminated for most participants effective January 1, 2003, this unfunded condition should decrease over time as the market value of plan assets is expected to appreciate faster than the benefit obligation, although fluctuations in plan asset values could cause the unfunded amount to either increase or decrease over shorter time periods. As a result, the Company does not anticipate a need to make any cash contributions to the plan in the near future. However, certain changes to federal laws and regulations governing defined benefit plans could change the Company’s need to make future cash contributions.

Liquidity Management Actions

The Parent’s cash requirements consist primarily of debt service, investment in and advances to subsidiaries, operating expenses, income taxes, dividends to shareholders, and share repurchases. The Parent’s cash needs are routinely met through dividends from its subsidiaries, investment income, subsidiaries’ proportionate share of current income taxes, management and other fees, bank lines, equity contributed through the exercise of stock options, commercial paper, and long-term debt and equity issuances. The subsidiaries’ primary source of funding is their core deposits. Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and the bank subsidiaries. For 2006 operations contributed $1.0 billion toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

During 2006, the Parent received $431.6 million in dividends from various subsidiaries. At December 31, 2006, the banking subsidiaries could pay $403.8 million of dividends to the Parent under regulatory guidelines without the need for regulatory approval. The amounts of dividends the banking subsidiaries can pay the Parent are restricted by earnings and risk-based capital requirements. The dividend capacity is dependent on the continued profitability of the subsidiary banks and no significant changes in the current regulatory environment. While we have no current expectation that these two conditions will change, should a change take place to either in the future, this source of funding to the Parent may become more limited or even unavailable. See Note 19 of the Notes to Consolidated Financial Statements for details of dividend capacities and limitations.

For the year 2006, repayments of long-term debt exceeded issuances of medium-term and long-term debt, resulting in net cash outflows of $142.8 million from debt financing activities. Specific long-term debt-related activities for 2006 are as follows:

•

On March 31, 2006, the Company filed an “automatic shelf registration statement” with the Securities and Exchange Commission as a “well-known seasoned issuer.” This new type of shelf registration does not require us to specify a maximum amount of securities that may be issued. The shelf registration replaced a previous shelf registration and covers securities of the Company, Zions Capital Trust C, and Zions Capital Trust D.

•

On April 27, 2006 under the new shelf registration, we issued $250 million of floating rate senior notes due April 15, 2008. The notes require quarterly interest payments at three-month LIBOR plus 0.12%. They are not redeemable prior to maturity and are not listed on any national securities exchange. Proceeds from the notes were used to retire the $150 million of 2.70% senior notes due May 1, 2006 and the remaining $104.2 million of 6.95% subordinated notes due May 15, 2011 and redeemable May 15, 2006.

•

On September 28, 2006 under the new shelf registration, we issued $145 million of floating rate senior notes due September 15, 2008. The notes require quarterly interest payments at three-month LIBOR plus 0.12%. They are not redeemable prior to maturity and are not listed on any national securities exchange. Proceeds from the notes were used to retire all of the remaining $98.4 million of 6.50% subordinated notes due October 15, 2011 and redeemed October 15, 2006, and applied to the redemption of the $176.3 million of 8.536% trust preferred securities (Zions Institutional Capital Trust A) on December 15, 2006. The Company incurred a premium of $7.3 million on the redemption of the trust preferred securities, which was charged to the statement of income in the fourth quarter of 2006.

See Note 13 of the Notes to Consolidated Financial Statements for a complete summary of the Company’s long-term borrowings.

On December 7, 2006 the Company issued $240 million of Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock. See “Capital Management” beginning on page 97 for further details of this issuance.

On a consolidated basis, fundings from short-term borrowings exceeded repayments (excluding short-term FHLB borrowings) and resulted in a $683.3 million source of cash in 2006. The Parent has a program to issue short-term commercial paper and at December 31, 2006, outstanding commercial paper was $220.5 million. In addition, the Parent has a $40 million secured revolving credit facility with a subsidiary bank. No amount was outstanding on this facility at December 31, 2006.

Access to funding markets for the Parent and subsidiary banks is directly tied to the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings but can also influence the sources of the borrowings. The Parent had the following ratings as of December 31, 2006:

SCHEDULE 44

CREDIT RATINGS

Rating agency	Outlook	Long-term issuer/ senior debt rating	Subordinated debt rating	Short-term/ commercial paper rating
S&P	Stable	BBB+	BBB	A-2
Moody’s	Stable	A3	Baa1	Not Rated
Fitch	Positive	A-	BBB+	F1
Dominion	Stable	A (low)	BBB (high)	R-1 (low)

Any downgrade in these ratings could negatively impact the Parent’s ability to borrow, including higher costs of funds and access to fewer funding sources.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At December 31, 2006, these core deposits, in aggregate, constituted 87.7% of consolidated deposits, compared with 92.3% of consolidated deposits at December 31, 2005. For 2006, deposit increases resulted in net cash inflows of $2.3 billion which primarily resulted from a $1.8 billion increase in noncore deposit “Jumbo CDs” or time deposits greater than $100,000.

The FHLB system is also a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For 2006, the activity in short-term FHLB borrowings resulted in a net cash inflow of $499.1 million. Amounts of unused lines of credit available for additional FHLB advances totaled $6.1 billion at December 31, 2006, subject to availability of collateral and certain requirements. Borrowings from the FHLB may increase in the future, depending on availability of funding from other sources such as deposits. However, the subsidiary banks must maintain their FHLB memberships to continue accessing this source of funding.

As explained earlier, the Company has used asset securitizations to sell loans, which also provides an alternative source of funding for the subsidiaries and enhances flexibility in meeting funding needs. During 2006, loan sales (other than proceeds from loans held for sale included in cash flows from operating activities) provided $218 million in cash inflows.

At December 31, 2006, the Company managed approximately $2.6 billion of securitized assets that were originated or purchased by its subsidiary banks. Of these, approximately $1.6 billion were credit-enhanced by a third party insurance provider and held in Lockhart, which is a QSPE securities conduit and has been an important source of funding for the Company’s loans. Zions Bank provides a Liquidity Facility for a fee to Lockhart, which purchases floating-rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility, Zions Bank is required to purchase securities from Lockhart to provide funds for it to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption, as specified in the governing documents of Lockhart. In addition, pursuant to the governing documents, including the Liquidity Facility, if any security in Lockhart is downgraded below AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain a credit enhancement on the security from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of Zions Bank is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility.

At December 31, 2006, the book value of Lockhart’s securities portfolio was $4.1 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under this Liquidity Facility at December 31, 2006 or December 31, 2005. Lockhart is limited in size by program agreements and by the size of the Liquidity Facility.

In June 2005 under the Liquidity Facility contract, Zions Bank repurchased for the first time a bond from Lockhart at its book value of $12.4 million because of a rating downgrade. Zions Bank recognized an impairment loss of $1.6 million, which was included in fixed income securities gains (losses) for 2005. In June 2006, this security was sold and Zions Bank recovered $0.8 million of the loss.

The FASB has recently issued two accounting pronouncements that amend SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. These amendments did not impact the operating activities of Lockhart; however other proposals to further amend SFAS No. 140 may require changes to the operating activities of QSPEs and other aspects relating to the transfer of financial assets. As a result of these proposals, Lockhart’s operations may need to be modified to preserve its off-balance sheet status. Further discussion of Lockhart can be found in the section entitled “Off-Balance-Sheet Arrangements” on page 76 and in Note 6 of the Notes to Consolidated Financial Statements.

While not considered a primary source of funding, the Company’s investment activities can also provide or use cash, depending on the asset-liability management posture that is being observed. For 2006, investment securities activities resulted in net cash inflows of $229 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For 2006, loan growth resulted in a net cash outflow of $4.9 billion as compared to $3.6 billion in 2005. We expect that loans will continue to be a use of funding rather than a source in 2007.

Operational Risk Management

Operational risk is the potential for unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. In its ongoing efforts to identify and manage operational risk, the Company has created an Operating Risk Management Group, whose responsibility is to help Company management identify and monitor the key internal controls and processes that the Company has in place to mitigate operational risk. We have documented controls and the Control Self Assessment related to financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the Federal Deposit Insurance Corporation Improvement Act of 1991.

To manage and minimize its operating risk, the Company has in place transactional documentation requirements, systems and procedures to monitor transactions and positions, regulatory compliance reviews, and periodic reviews by the Company’s internal audit and credit examination departments. In addition, reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. Further, we maintain contingency plans and systems for operations support in the event of natural or other disasters. We expect to continue efforts to improve the Company’s oversight of operational risk in 2007.

CAPITAL MANAGEMENT

The Board of Directors is responsible for approving the policies associated with capital management. The Board has established the Capital Management Committee (“CMC”) whose primary responsibility is to recommend and administer the approved capital policies that govern the capital management of the Company. Other major CMC responsibilities include:

•

Setting overall capital targets within the Board approved policy, monitoring performance and recommending changes to capital including dividends, subordinated debt, or to major strategies to maintain the Company and its bank subsidiaries at well capitalized levels; and

•	Reviewing agency ratings of the Parent and its bank subsidiaries and establishing target ratings.

The CMC, in managing the capital of the Company, may set capital standards that are higher than those approved by the Board, but may not set lower limits.

The Company has a fundamental financial objective to consistently produce superior risk-adjusted returns on its shareholders’ capital. We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. Specifically, it is the policy of the Parent and each of the subsidiary banks to:

•

Maintain sufficient capital at not less than the “well capitalized” threshold as defined by federal banking regulators to support current needs and to ensure that capital is available to support anticipated growth;

•	Take into account the desirability of receiving an “investment grade” rating from major debt rating agencies on senior and subordinated unsecured debt when setting capital levels;
•	Develop capabilities to measure and manage capital on a risk-adjusted basis and to maintain economic capital consistent with an “investment grade” risk level; and
•	Return excess capital to shareholders through dividends and repurchases of common stock.

See Note 19 of the Notes to Consolidated Financial Statements for additional information on risk-based capital.

It is our belief that capital not considered necessary to support current and anticipated business should be returned to the Company’s shareholders through dividends and repurchases of its shares.

In December 2006, the Company resumed its stock repurchase plan, which had been suspended since July 2005 because of the Amegy acquisition. The Board authorized a $400 million repurchase program. The Company repurchased and retired 308,359 shares of its common stock in 2006 at a total cost of $25.0 million and an average per share price of $81.05 under this share repurchase authorization. In 2005, common stock repurchases under repurchase plans totaled 1,159,522 shares at a total cost of $80.7 million and in 2004 repurchases were 1,734,055 shares at a cost of $104.9 million. The Company also repurchased $1.5 million of shares related to the Company’s restricted stock employee compensation program in both 2006 and 2005.

During its January 2007 meeting, the Board of Directors declared a dividend of $0.39 per common share payable on February 21, 2007 to shareholders of record on February 7, 2007. The Company paid dividends in 2006 of $1.47 per common share compared with $1.44 and $1.26 per share in 2005 and 2004, respectively.

In 2006, the Company paid $157.0 million in common stock dividends and used $26.5 million to repurchase common stock shares of the Company. In total, we returned to shareholders $183.5 million out of total net income of $583.1 million or 31.5%. The Company paid $130.3 million in common stock dividends in 2005, and used $82.2 million to repurchase shares of the Company’s common stock. In total, we returned to shareholders $212.5 million out of total net income of $480.1 million, or 44.3%.

Total shareholders’ equity at December 31, 2006 increased to $5.0 billion, an increase of 17.7% over the $4.2 billion at December 31, 2005, resulting mainly from retained earnings and the issuance of preferred stock. Tangible equity was $2.9 billion at the end of 2006 and $2.2 billion at the end of 2005.

On December 7, 2006 the Company issued $240 million of Depositary Shares. The 9,600,000 Depositary Shares each represent a 1/40th ownership interest in a share of Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock. The issuance was priced at an annual rate equal to the greater of three-month LIBOR plus 0.52%, or 4%. The Series A Preferred Stock is not redeemable prior to December 15, 2011. On and after that date, the Series A Preferred Stock will be redeemable, in whole at any time or in part from time to time, at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends.

The Company declared a preferred stock dividend of $3.8 million in December 2006 for the quarterly dividend to be paid to shareholders on March 15, 2007. Under the terms of the Zions Series A Preferred Stock, this dividend had to be declared and funds set aside to pay the dividend before Zions could begin repurchasing common shares under the $400 million repurchase authorization announced on December 11, 2006.

The Company’s capital ratios were as follows at December 31, 2006 and 2005:

SCHEDULE 45

CAPITAL RATIOS

	December 31,		Percentage required to be well capitalized
	2006	2005
Tangible equity ratio	6.51%	5.28%	na
Tangible common equity ratio	5.98	5.28	na
Average equity to average assets	10.19	9.01	na

Risk-based capital ratios:
Tier 1 leverage	7.86	8.16	5.00%
Tier 1 risk-based capital	7.98	7.52	6.00
Total risk-based capital	12.29	12.23	10.00

The increased tangible equity ratio at December 31, 2006 reflects the impact of the perpetual preferred stock issuance previously discussed. The increases in the capital ratios reflect the increased earnings for 2006 and the suspension of the Company’s share repurchase programs for most of 2006.

The U.S. federal bank regulatory agencies’ risk-capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “BCBS”). The BCBS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001, the BCBS released a proposal to replace Basel I with a new capital framework (“Basel II”) that would set capital requirements for operational risk and materially change the existing capital requirements for credit risk and market risk exposures. Operational risk is defined by the proposal as the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems, or from external events. Basel I does not include separate capital requirements for operational risk.

In September 2006, the U.S. banking regulators issued an interagency Advance Notice of Proposed Rulemaking (“NPR”) with regard to the U.S. implementation of the Basel II framework. Final rules are expected to be published by mid-year 2007. The regulators have previously stated that approximately the ten largest U.S. bank holding companies will be required to adopt the new standard, and that others may elect to “opt in.” We do not currently expect to be an early “opt in” bank holding company, as the Company does not have in place the data collection and analytical capabilities necessary to adopt Basel II. However, we believe that the competitive advantages afforded to companies that do adopt the framework may make it necessary for the Company to elect to “opt in” at some point, and we have begun investing in the required capabilities and required data.

Also, in December 2006, the U.S. banking regulators issued another NPR for modifications to the Basel IA framework for those banks not adopting Basel II. The regulatory agencies are currently evaluating the numerous comments received on this proposal, which is commonly referred to as Basel IA. As proposed, Basel IA would appear to narrow somewhat the regulatory capital disparities between Basel II and the existing Basel I framework for some lines of business. However, given the Company’s mix of business, it does not expect to derive a significant capital benefit if Basel IA is adopted substantially as proposed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A beginning on page 86 and is hereby incorporated by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Zions Bancorporation and subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined by Exchange Act Rules 13a-15 and 15d-15.

The Company’s management has used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2006, and has also issued an attestation report, which is included herein, on internal control over financial reporting under Auditing Standard No. 2 of the Public Company Accounting Oversight Board (“PCAOB”).

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that Zions Bancorporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zions Bancorporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Zions Bancorporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Zions Bancorporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah

February 28, 2007

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation

We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zions Bancorporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 14, and 17 to the financial statements, during 2006 Zions Bancorporation and subsidiaries adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah

February 28, 2007

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(In thousands, except share amounts)	2006	2005
ASSETS
Cash and due from banks	$1,938,810	1,706,590
Money market investments:
Interest-bearing deposits	43,203	22,179
Federal funds sold	55,658	414,281
Security resell agreements	270,415	230,282
Investment securities:
Held to maturity, at cost (approximate market value $648,828 and $642,258)	653,124	649,791
Available for sale, at market	5,050,907	5,305,859
Trading account, at market (includes $34,494 and $43,444 transferred as collateral under repurchase agreements)	63,436	101,562

	5,767,467	6,057,212
Loans:
Loans held for sale	252,818	256,236
Loans and leases	34,566,118	29,996,022

	34,818,936	30,252,258
Less:
Unearned income and fees, net of related costs	151,380	125,322
Allowance for loan losses	365,150	338,399

Loans and leases, net of allowance	34,302,406	29,788,537

Other noninterest-bearing investments	1,022,383	938,515
Premises and equipment, net	609,472	564,745
Goodwill	1,900,517	1,887,588
Core deposit and other intangibles	162,134	199,166
Other real estate owned	9,250	19,966
Other assets	888,511	950,578

	$46,970,226	42,779,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$10,010,310	9,953,833
Interest-bearing:
Savings and money market	15,858,887	16,055,754
Time under $100,000	2,257,967	1,938,789
Time $100,000 and over	4,302,056	2,514,596
Foreign	2,552,526	2,179,436

	34,981,746	32,642,408

Securities sold, not yet purchased	50,416	64,654
Federal funds purchased	1,993,483	1,255,662
Security repurchase agreements	934,057	1,027,658
Other liabilities	747,499	592,599
Commercial paper	220,507	167,188
Federal Home Loan Bank advances and other borrowings:
One year or less	517,925	18,801
Over one year	137,058	234,488
Long-term debt	2,357,721	2,511,366

Total liabilities	41,940,412	38,514,824

Minority interest	42,791	27,551
Shareholders’ equity:
Capital stock:
Preferred stock, without par value, authorized 3,000,000 shares:
Series A (liquidation preference $1,000 per share); issued and outstanding 240,000 shares	240,000	–
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 106,720,884 and 105,147,562 shares	2,230,303	2,156,732
Retained earnings	2,602,189	2,179,885
Accumulated other comprehensive loss	(75,849)	(83,043)
Deferred compensation	(9,620)	(16,310)

Total shareholders’ equity	4,987,023	4,237,264

	$46,970,226	42,779,639

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands, except per share amounts)	2006	2005	2004
Interest income:
Interest and fees on loans	$2,438,324	1,595,916	1,229,721
Interest on loans held for sale	16,442	9,814	5,038
Lease financing	18,290	16,079	16,839
Interest on money market investments	24,714	31,682	16,355
Interest on securities:
Held to maturity – taxable	8,861	7,331	5,467
Held to maturity – nontaxable	22,909	24,005	18,742
Available for sale – taxable	272,252	201,628	160,621
Available for sale – nontaxable	8,630	3,931	9,062
Trading account	7,699	19,870	29,615

Total interest income	2,818,121	1,910,256	1,491,460

Interest expense:
Interest on savings and money market deposits	405,269	220,604	121,189
Interest on time and foreign deposits	315,569	119,720	61,177
Interest on short-term borrowings	164,335	92,149	62,311
Interest on long-term debt	168,224	116,433	85,965

Total interest expense	1,053,397	548,906	330,642

Net interest income	1,764,724	1,361,350	1,160,818
Provision for loan losses	72,572	43,023	44,067

Net interest income after provision for loan losses	1,692,152	1,318,327	1,116,751

Noninterest income:
Service charges and fees on deposit accounts	166,644	128,796	131,683
Loan sales and servicing income	54,193	77,822	79,081
Other service charges, commissions and fees	166,824	111,268	93,617
Trust and wealth management income	27,511	21,850	27,966
Income from securities conduit	32,206	34,966	35,185
Dividends and other investment income	39,918	30,040	31,812
Market making, trading and nonhedge derivative income	18,501	15,714	17,565
Equity securities gains (losses), net	17,841	(1,312)	(9,765)
Fixed income securities gains, net	6,416	845	2,510
Other	21,155	16,964	21,821

Total noninterest income	551,209	436,953	431,475

Noninterest expense:
Salaries and employee benefits	751,679	573,902	531,303
Occupancy, net	99,607	77,393	73,716
Furniture and equipment	88,725	68,190	65,781
Legal and professional services	40,134	34,804	32,390
Postage and supplies	33,076	26,839	25,679
Advertising	26,465	21,364	19,747
Debt extinguishment cost	7,261	–	–
Impairment losses on long-lived assets	1,304	3,133	712
Restructuring charges	17	2,443	1,068
Merger related expense	20,461	3,310	–
Amortization of core deposit and other intangibles	43,000	16,905	14,129
Provision for unfunded lending commitments	1,248	3,425	467
Other	217,460	181,083	158,241

Total noninterest expense	1,330,437	1,012,791	923,233

Impairment loss on goodwill	–	602	602

Income before income taxes and minority interest	912,924	741,887	624,391
Income taxes	317,950	263,418	220,126
Minority interest	11,849	(1,652)	(1,722)

Net income	583,125	480,121	405,987
Preferred stock dividend	3,835	–	–

Net earnings applicable to common shareholders	$579,290	480,121	405,987

Weighted average common shares outstanding during the year:
Basic shares	106,057	91,187	89,663
Diluted shares	108,028	92,994	90,882

Net earnings per common share:
Basic	$5.46	5.27	4.53
Diluted	5.36	5.16	4.47

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND

    COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Total shareholders’ equity
(In thousands, except share and per share amounts)		Shares	Amount
Balance, December 31, 2003	$–	89,840,638	$985,904	1,538,677	19,041	(3,599)	2,540,023
Comprehensive income:
Net income				405,987			405,987
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests					(3,622)
Foreign currency translation					803
Reclassification for net realized gains on investments recorded in operations					(1,422)
Net unrealized losses on derivative instruments					(20,209)
Minimum pension liability					(2,523)

Other comprehensive loss					(26,973)		(26,973)

Total comprehensive income							379,014
Stock redeemed and retired		(1,734,055)	(104,881)				(104,881)
Net stock options exercised		1,723,364	91,042				91,042
Cash dividends on common stock, $1.26 per share				(114,600)			(114,600)
Change in deferred compensation						(619)	(619)

Balance, December 31, 2004	–	89,829,947	972,065	1,830,064	(7,932)	(4,218)	2,789,979
Comprehensive income:
Net income				480,121			480,121
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests					(28,380)
Foreign currency translation					(1,507)
Reclassification for net realized gains on investments recorded in operations					(659)
Net unrealized losses on derivative instruments					(40,771)
Minimum pension liability					(3,794)

Other comprehensive loss					(75,111)		(75,111)

Total comprehensive income							405,010
Stock redeemed and retired		(1,178,880)	(82,211)				(82,211)
Net stock options exercised and restricted stock issued		2,001,876	113,290				113,290
Common and restricted stock issued and stock options assumed in acquisition		14,494,619	1,153,588			(3,906)	1,149,682
Cash dividends on common stock, $1.44 per share				(130,300)			(130,300)
Change in deferred compensation						(8,186)	(8,186)

Balance, December 31, 2005	–	105,147,562	2,156,732	2,179,885	(83,043)	(16,310)	4,237,264
Comprehensive income:
Net income				583,125			583,125
Other comprehensive income, net of tax:
Net realized and unrealized holding losses on investments and retained interests					(7,684)
Foreign currency translation					715
Reclassification for net realized gains on investments recorded in operations					(630)
Net unrealized gains on derivative instruments					8,548
Pension and postretirement					6,245

Other comprehensive income					7,194		7,194

Total comprehensive income							590,319
Issuance of preferred stock	240,000		(4,167)				235,833
Stock redeemed and retired		(326,639)	(26,483)				(26,483)
Net stock options exercised and restricted stock issued		1,899,961	91,647				91,647
Reclassification of deferred compensation, adoption of SFAS 123R			(11,111)			11,111	–
Share-based compensation			23,685				23,685
Dividends declared on preferred stock				(3,835)			(3,835)
Cash dividends on common stock, $1.47 per share				(156,986)			(156,986)
Change in deferred compensation						(4,421)	(4,421)

Balance, December 31, 2006	$240,000	106,720,884	$2,230,303	2,602,189	(75,849)	(9,620)	4,987,023

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$583,125	480,121	405,987
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment losses on goodwill and long lived assets	1,304	3,735	1,314
Debt extinguishment cost	7,261	–	–
Provision for loan losses	72,572	43,023	44,067
Depreciation of premises and equipment	75,603	61,163	59,479
Amortization	58,168	39,504	35,298
Deferred income tax expense (benefit)	9,368	(32,362)	(21,914)
Share-based compensation	24,358	–	–
Excess tax benefits from share-based compensation	(15,707)	–	–
Gain (loss) allocated to minority interest	11,849	(1,652)	(1,722)
Equity securities losses (gains), net	(17,841)	1,312	9,765
Fixed income securities gains, net	(6,416)	(845)	(2,510)
Net decrease in trading securities	38,126	188,508	245,471
Principal payments on and proceeds from sales of loans held for sale	1,150,692	987,324	735,392
Additions to loans held for sale	(1,119,723)	(911,287)	(707,320)
Net gains on sales of loans, leases and other assets	(26,548)	(50,191)	(53,317)
Increase in cash surrender value of bank-owned life insurance	(26,638)	(18,921)	(18,478)
Change in accrued income taxes	27,305	15,611	(4,292)
Change in accrued interest receivable	(42,498)	(22,922)	(12,890)
Change in other assets	89,164	(98,903)	147,075
Change in other liabilities	114,288	65,505	(198,285)
Change in accrued interest payable	31,020	10,085	1,469
Other, net	8,155	(4,614)	(2,217)

Net cash provided by operating activities	1,046,987	754,194	662,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in money market investments	297,466	89,273	212,169
Proceeds from maturities of investment securities held to maturity	128,358	129,916	133,859
Purchases of investment securities held to maturity	(131,356)	(137,844)	(138,859)
Proceeds from sales of investment securities available for sale	671,706	601,836	1,399,445
Proceeds from maturities of investment securities available for sale	2,338,383	882,576	614,818
Purchases of investment securities available for sale	(2,777,647)	(1,327,688)	(2,408,902)
Proceeds from sales of loans and leases	218,104	1,200,692	996,249
Net increase in loans and leases	(4,863,838)	(3,619,401)	(3,888,410)
Net increase in other noninterest-bearing investments	(28,864)	(15,294)	(35,093)
Proceeds from sales of premises and equipment	3,632	5,331	11,301
Purchases of premises and equipment	(122,432)	(67,995)	(72,289)
Proceeds from sales of other real estate owned	39,607	16,768	16,231
Net cash paid to acquire minority interest in nonbank subsidiary	(11,454)	–	–
Net cash received from (paid for) acquisitions	(1,691)	(173,642)	1,076
Net cash paid for net liabilities on branches sold	–	(16,076)	(17,746)

Net cash used in investing activities	(4,240,026)	(2,431,548)	(3,176,151)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$2,339,338	2,995,165	2,560,653
Net change in short-term funds borrowed	1,182,425	(933,191)	(232,677)
Proceeds from FHLB advances and other borrowings over one year	4,962	3,285	–
Payments on FHLB advances and other borrowings over one year	(102,392)	(2,233)	(3,288)
Proceeds from issuance of long-term debt	395,000	595,134	300,000
Debt issuance costs	(597)	(3,468)	(2,025)
Payments on long-term debt	(529,963)	(35)	(240,006)
Debt extinguishment cost	(7,261)	–	–
Proceeds from issuance of preferred stock	235,833	–	–
Proceeds from issuance of common stock	79,511	90,800	82,250
Payments to redeem common stock	(26,483)	(82,211)	(104,881)
Excess tax benefits from share-based compensation	15,707	–	–
Dividends paid on preferred stock	(3,835)	–	–
Dividends paid on common stock	(156,986)	(130,300)	(114,600)

Net cash provided by financing activities	3,425,259	2,532,946	2,245,426

Net increase (decrease) in cash and due from banks	232,220	855,592	(268,353)
Cash and due from banks at beginning of year	1,706,590	850,998	1,119,351

Cash and due from banks at end of year	$1,938,810	1,706,590	850,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,022,260	529,010	321,677
Income taxes	273,154	257,850	240,773
Noncash items:
Loans transferred to securities resulting from securitizations	–	42,431	36,282
Loans transferred to other real estate owned and other assets	29,342	17,127	9,903
Investment securities available for sale transferred to investment securities held to maturity	–	–	636,494
Acquisition of Amegy Bancorporation, Inc.
Common stock issued	–	1,089,440	–
Assets acquired	–	8,886,049	–
Liabilities assumed	–	7,126,844	–

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Zions Bancorporation (“the Parent”) is a financial holding company headquartered in Salt Lake City, Utah, which provides a full range of banking and related services through its banking subsidiaries in ten Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). Amegy and its parent, Amegy Bancorporation, Inc., were acquired effective December 3, 2005 as discussed in Note 3. TCBO was opened in October 2005 and is not expected to have a material effect on consolidated operations for several years. The Parent also owns and operates certain nonbank subsidiaries that engage in the development and sale of financial technologies and related services, including NetDeposit, Inc. (“NetDeposit”) and P5, Inc. (“P5”).

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Parent and its majority-owned subsidiaries (“the Company,” “we,” “our,” “us”). Unconsolidated investments in which there is a greater than 20% ownership are accounted for by the equity method of accounting; those in which there is less than 20% ownership are accounted for under cost, fair value, or equity methods of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified to conform to the current year presentation.

Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised from FIN 46, requires consolidation of a variable interest entity (“VIE”) when a company is the primary beneficiary of the VIE. Upon adoption of FIN 46R beginning in 2004, we deconsolidated the trusts involved in our trust preferred borrowing arrangements. We have not consolidated or deconsolidated any other entity as a result of adopting FIN 46R. The analyses required of our variable interests have concluded in each case that we are not the primary beneficiary as defined by FIN 46R. Ongoing reviews of our variable interests have not identified any events that would change our previous conclusions. As described in Note 6, Zions Bank holds variable interests in securitization structures. All of these structures are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46R.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and prevailing practices within the financial services industry. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Statement of Cash Flows

For purposes of presentation in the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in cash and due from banks in the consolidated balance sheets.

Security Resell Agreements

Security resell agreements represent overnight and term agreements, the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either the Company or, in some instances, third parties on our behalf take possession of the underlying securities. The market value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as a liability and included in the balance sheet as securities sold, not yet purchased. As of December 31, 2006, we held approximately $270 million of securities for which we were permitted by contract to sell or repledge. The majority of these securities have been either pledged or otherwise transferred to others in connection with our financing activities, or to satisfy our commitments under short sales. Security resell agreements averaged approximately $300 million during 2006, and the maximum amount outstanding at any month-end during 2006 was $368 million.

Investment Securities

We classify our investment securities according to their purpose and holding period. Gains or losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

Held to maturity debt securities are stated at cost, net of unamortized premiums and unaccreted discounts. Upon purchase, the Company has the intent and ability to hold such securities to maturity. Debt securities held for investment and marketable equity securities not accounted for under the equity method of accounting are classified as available for sale and are recorded at fair value. Unrealized gains and losses, after applicable taxes, are recorded as a component of other comprehensive income. Any declines in the value of debt securities and marketable equity securities that are considered other than temporary are recorded in noninterest income. The review for other-than-temporary declines takes into account the severity and duration of the impairment, recent events specific to the issuer or industry, creditworthiness of the issuer including external credit ratings and recent downgrades, trends and volatility of earnings, current analysts’ evaluations, and other key measures. In addition, we assess the Company’s intent and ability to hold the security for a period of time sufficient for a recovery in value taking into account our balance sheet management strategy and consideration of current and future market conditions.

Securities acquired for short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses are recorded in trading income.

The market values of available for sale and trading securities are generally based on quoted market prices or dealer quotes. If a quoted market price is not available, market value is estimated using quoted market prices for comparable securities or a discounted cash flow model based on established market rates.

Loans

Loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred fees net of deferred direct incremental loan origination costs, is amortized to interest income over the life of the loan using the interest method. Interest income is recognized on an accrual basis.

Loans held for sale are carried at the lower of aggregate cost or market value. Gains and losses are recorded in noninterest income, based on the difference between sales proceeds and carrying value.

Nonaccrual Loans

Loans are generally placed on a nonaccrual status when principal or interest is past due 90 days or more unless the loan is both well secured and in the process of collection or when, in the opinion of management, full collection of principal or interest is unlikely. Generally, consumer loans are not placed on nonaccrual status inasmuch as they are normally charged off when they become 120 days past due. A nonaccrual loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement or when the loan becomes both well secured and in the process of collection.

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

When a loan has been identified as being impaired, the amount of impairment will be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when appropriate, the loan’s observable market value or the fair value of the collateral (less any selling costs) if the loan is collateral-dependent.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses.

Restructured Loans

In cases where a borrower experiences financial difficulty and we make certain concessionary modifications to contractual terms, the loan is classified as a restructured (accruing) loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from the impairment assessment and may cease to be considered impaired loans in the calendar years subsequent to the restructuring if they are not impaired based on the modified terms.

Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

Other Real Estate Owned

Other real estate owned consists principally of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. Amounts are recorded at the lower of cost or market (less any selling costs) based on property appraisals at the time of transfer.

Allowance for Loan Losses

In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.

For commercial loans, we use historical loss experience factors by segment, adjusted for changes in trends and conditions, to help determine an indicated allowance for each portfolio segment. These factors are evaluated and updated using migration analysis techniques and other considerations based on the makeup of the specific segment. Other considerations include volumes and trends of delinquencies, levels of nonaccrual loans, repossessions and bankruptcies, criticized and classified loan trends, expected losses on real estate secured loans, new credit products and policies, current economic conditions, concentrations of credit risk, and experience and abilities of the Company’s lending personnel.

In addition to the segment evaluations, nonaccrual loans graded substandard or doubtful with an outstanding balance of $500 thousand or more are individually evaluated based on facts and circumstances of the loan to determine if a specific allowance amount may be necessary. Specific allowances may also be established for loans whose outstanding balances are below the above threshold when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan segment.

For consumer loans, we develop historical rates at which loans migrate from one delinquency level to the next higher level. Comparing these average roll rates to actual losses, the model establishes projected losses for rolling twelve-month periods with updated data broken down by product groupings with similar risk profiles.

After a preliminary allowance for credit losses has been established for the loan portfolio segments, we perform an additional review of the adequacy of the allowance based on the loan portfolio in its entirety. This enables us to mitigate the imprecision inherent in most estimates of expected credit losses and also supplements the allowance. This supplemental portion of the allowance includes our judgmental consideration of any additional amounts necessary for subjective factors such as economic uncertainties and excess concentration risks.

Nonmarketable Securities

Nonmarketable securities are included in other noninterest-bearing investments on the balance sheet. These securities include certain venture capital securities and securities acquired for various debt and regulatory requirements. Nonmarketable venture capital securities are reported at estimated fair values, in the absence of readily ascertainable market values. Changes in fair value and gains and losses from sales are recognized in noninterest income. The values assigned to the securities where no market quotations exist are based upon available information and may not necessarily represent amounts that will ultimately be realized. Such estimated amounts depend on future circumstances and will not be realized until the individual securities are liquidated. The valuation procedures applied include consideration of economic and market conditions, current and projected financial performance of the investee company, and the investee company’s management team. We believe that the cost of an investment is initially the best indication of estimated fair value unless there have been significant subsequent positive or negative developments that justify an adjustment in the fair value estimate. Other nonmarketable securities acquired for various debt and regulatory requirements are accounted for at cost.

Asset Securitizations

When we sell receivables in securitizations of home equity loans and small business loans, we may retain a cash reserve account, an interest-only strip, and in some cases a subordinated tranche, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Quoted market prices are generally not available for retained interests. To obtain fair values, we estimate the present value of future expected cash flows using our best judgment of key assumptions, including credit losses, prepayment speeds and methods, forward yield curves, and discount rates commensurate with the risks involved.

Premises and Equipment

Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation, computed primarily on the straight-line method, is charged to operations over the estimated useful lives of the properties, generally from 25 to 40 years for buildings and from 3 to 10 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever are shorter.

Business Combinations

Business combinations are accounted for under the purchase method of accounting where assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition. Any excess of the cost of acquisition over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Results of operations of the acquired business are included in the statement of income from the date of acquisition. See further discussion in Note 3.

Goodwill and Identifiable Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized. Such assets are now subject to annual specified impairment tests. Core deposit assets and other intangibles with finite useful lives are generally amortized on an accelerated basis using an estimated useful life of up to 12 years.

Derivative Instruments

We use derivative instruments including interest rate swaps and basis swaps as part of our overall asset and liability duration and interest rate risk management strategy. These instruments enable us to manage desired asset and liability duration and to reduce interest rate exposure by matching estimated repricing periods of interest-sensitive assets and liabilities. We also execute derivative instruments with commercial banking customers to facilitate their risk management strategies. These derivatives are immediately hedged by offsetting derivatives such that we have no net interest rate risk as a result of the transaction. As required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we record all derivatives at fair value in the balance sheet as either other assets or other liabilities. See further discussion in Note 7.

Commitments and Letters of Credit

In the ordinary course of business, we enter into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments, when indistinguishable from the underlying funded loan, is considered in our determination of the allowance for loan losses. Other liabilities in the balance sheet include the portion of the allowance that was distinguishable and related to undrawn commitments to extend credit.

Share-Based Compensation

Share-based compensation generally includes grants of stock options and restricted stock to employees and nonemployee directors. We account for share-based payments, including stock options, in accordance with SFAS No. 123R, Share-Based Payment, which we adopted effective January 1, 2006 using the “modified prospective” transition method. All share-based payments are recognized in the statement of income based on their fair values. See further discussion in Note 17.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between financial statement asset and liability amounts and their respective tax bases and are measured using enacted tax laws and rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not.

Net Earnings per Common Share

Net earnings per common share is based on net earnings applicable to common shareholders which is net of the preferred stock dividend. Basic net earnings per common share is based on the weighted average outstanding common shares during each year. Diluted net earnings per common share is based on the weighted average outstanding common shares during each year, including common stock equivalents. Diluted net earnings per common share excludes common stock equivalents whose effect is antidilutive.

2.     OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the entire instrument. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted under certain circumstances. Management is evaluating the impact this Statement may have on the Company’s financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and EITF Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-4 provides that an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The Issue should be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. EITF 06-5 provides that in determining the amount recognized as an asset, a policyholder should consider the cash surrender value as well as any additional amounts included in the contractual terms of the policy that will be paid upon surrender. The amount that could be realized should be calculated at the individual policy level and consider any probable contractual limitations, including the exclusion of any additional amounts paid for the surrender of an entire group of policies. The Issue is effective for fiscal years beginning after December 15, 2006. Certain banking subsidiaries of the Company have life insurance arrangements; however, we have determined that the adoption of these issues will not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements; however, it does not expand the use of fair value measurements in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Management is evaluating the impact this Statement may have on the Company’s financial statements.

Additional recent accounting pronouncements are discussed where applicable throughout the Notes to Consolidated Financial Statements.

3.    MERGER AND ACQUISITION ACTIVITY

Effective December 3, 2005, we acquired 100% of the outstanding stock of Amegy Bancorporation, Inc. headquartered in Houston, Texas. The tax-free merger was accomplished according to the Agreement and Plan of Merger (“the Merger Agreement”) dated July 5, 2005, and included the formation of a new holding company, Amegy Corporation, which became a wholly-owned subsidiary of the Company. The merger expanded the Company’s banking presence into Texas. Amegy’s results for the month of December 2005 were included with the Company’s results of operations for 2005.

As provided by the Merger Agreement and based on valuation amounts determined as of the merger date, approximately 70.89 million shares of Amegy common stock were exchanged for $600 million in cash and 14.35 million shares of the Company’s common stock at a calculated exchange ratio of 0.3136. The exchange of shares represented approximately 16% of the Company’s outstanding common stock as of the merger date.

The merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date as summarized below (in thousands, except share and per share amounts):

Purchase price
Number of shares of the Company’s common stock issued for Amegy common stock	14,351,115
Average share price of the Company’s common stock three days prior to close on December 3, 2005	$75.9133

Total stock consideration		$1,089,440
Fair value of Amegy stock options and restricted stock converted to the Company’s stock options and restricted stock		60,242

Total common and restricted stock issued and stock options assumed		1,149,682
Cash consideration, including fractional shares		600,032

Total stock and cash consideration		1,749,714
Acquisition costs:
Direct costs of acquisition		9,491

Total purchase price and acquisition costs		1,759,205
Allocation of purchase price
Amegy shareholders’ equity	$604,787
Amegy goodwill	(150,426)
Amegy core deposit intangible assets, net of tax	(12,852)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Securities	(697)
Loans	(43,723)
Identified intangibles	157,855
Other assets	(42,599)
Deposits	(16)
Other liabilities	(364)

Fair value of net assets acquired		511,965

Goodwill resulting from the merger		$1,247,240

The appropriate amounts and adjustments shown were recorded by Amegy and included in its reporting segment. Adjustments to asset and liability amounts during the year subsequent to the merger date reduced goodwill by approximately $0.8 million. These adjustments primarily related to the tax deductibility of certain merger related expenses. Valuations of certain assets and liabilities of Amegy were performed with the assistance of independent valuation consultants. None of the resulting goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma condensed combined financial information presents the Company’s results of operations for 2005 assuming the merger had taken place as of January 1, 2005 (in thousands, except share and per share amounts):

Net interest income	$1,574,660
Provision for loan losses	51,154
Noninterest income	530,397
Merger related expense	3,310
Other noninterest expense	1,294,983
Income before income taxes and minority interest	755,608
Net income	493,764

Net earnings per common share:
Basic	$4.73
Diluted	4.63

Weighted average common shares outstanding during the year:
Basic	104,349
Diluted	106,714

These pro forma amounts do not reflect cost savings or revenue enhancements anticipated from the acquisition, and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the year presented, nor are they necessarily indicative of future consolidated results.

For 2006 and 2005, merger related expense of $20.5 million and $3.3 million, respectively, related primarily to costs associated with this merger and consisted of systems integration and related charges of approximately $11.1 million and $1.4 million, employee-related costs of $9.1 million and $1.2 million, and other costs of $0.3 million and $0.7 million, respectively.

As of the merger date, approximately $15.2 million of liabilities for Amegy’s exit and termination costs as a result of the merger were recorded as purchase accounting adjustments resulting in an increase to goodwill. These costs consist of employee-related costs of $12.2 million and other exit costs of $3.0 million. As of December 31, 2006, Amegy’s unpaid accrual for these costs was approximately $2.3 million.

Additional costs from the merger for employment and retention agreements to be charged to operations by Amegy subsequent to December 31, 2006 as the employees render service are $2.8 million in 2007 and $1.0 million in 2008.

In October 2006, we acquired the remaining minority interests of P5, a provider of web-based claims reconciliation services. We had previously owned a majority interest in this investment. Net cash consideration of approximately $23.5 million was allocated $17.5 million to goodwill and $6.0 million to other intangible assets.

On January 17, 2007, we completed the acquisition of The Stockmen’s Bancorp, Inc. (“Stockmen’s”), headquartered in Kingman, Arizona. As of the date of acquisition, Stockmen’s had approximately $1.2 billion of total assets, $1.1 billion of total deposits, and a total of 43 branches – 32 in Arizona and 11 in central California. Consideration of approximately $206 million consisted of 2.6 million shares of the Company’s common stock plus a small amount of cash paid for fractional shares. Stockmen’s parent company merged into the Parent and Stockmen’s banking subsidiary merged into the Company’s NBA subsidiary.

4.     INVESTMENT SECURITIES

Investment securities are summarized as follows (in thousands):

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
Held to maturity
Municipal securities	$652,624	3,521	7,817	648,328
Other debt securities	500	–	–	500

	$653,124	3,521	7,817	648,828

Available for sale
U.S. Treasury securities	$42,546	268	375	42,439
U.S. Government agencies and corporations:
Small Business Administration loan-backed securities	907,372	2,387	8,355	901,404
Other agency securities	782,480	235	9,241	773,474
Municipal securities	225,839	1,651	134	227,356
Mortgage/asset-backed and other debt securities	2,930,006	21,009	43,299	2,907,716

	4,888,243	25,550	61,404	4,852,389
Other securities:
Mutual funds	192,635	–	–	192,635
Stock	3,426	2,457	–	5,883

	$5,084,304	28,007	61,404	5,050,907

	December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
Held to maturity
Municipal securities	$649,791	4,148	11,681	642,258

Available for sale
U.S. Treasury securities	$42,572	304	320	42,556
U.S. Government agencies and corporations:
Small Business Administration loan-backed securities	785,882	2,669	6,727	781,824
Other agency securities	687,632	1,121	5,413	683,340
Municipal securities	266,501	1,041	177	267,365
Mortgage/asset-backed and other debt securities	3,310,839	37,478	40,400	3,307,917

	5,093,426	42,613	53,037	5,083,002
Other securities:
Mutual funds	217,084	–	1,481	215,603
Stock	6,422	2,123	1,291	7,254

	$5,316,932	44,736	55,809	5,305,859

The amortized cost and estimated market value of investment debt securities as of December 31, 2006 by contractual maturity are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Held to maturity		Available for sale
	Amortized cost	Estimated market value	Amortized cost	Estimated market value
Due in one year or less	$57,165	57,035	820,975	807,344
Due after one year through five years	203,616	201,433	1,215,072	1,194,259
Due after five years through ten years	189,019	188,493	487,689	493,475
Due after ten years	203,324	201,867	2,364,507	2,357,311

	$653,124	648,828	4,888,243	4,852,389

The following is a summary of the amount of gross unrealized losses and the estimated market value by length of time that the securities have been in an unrealized loss position (in thousands):

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value
Held to maturity
Municipal securities	$762	81,497	7,055	291,781	7,817	373,278

Available for sale
U.S. Treasury securities	$32	21,648	343	19,712	375	41,360
U.S. Government agencies and corporations:
Small Business Administration loan-backed securities	3,031	337,503	5,324	324,998	8,355	662,501
Other agency securities	1,088	284,179	8,153	255,988	9,241	540,167
Municipal securities	39	15,564	95	2,597	134	18,161
Mortgage/asset-backed and other debt securities	6,132	517,502	37,167	1,252,554	43,299	1,770,056

	$10,322	1,176,396	51,082	1,855,849	61,404	3,032,245

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value
Held to maturity
Municipal securities	$6,414	228,902	5,267	130,207	11,681	359,109

Available for sale
U.S. Treasury securities	$292	19,753	28	2,040	320	21,793
U.S. Government agencies and corporations:
Small Business Administration loan-backed securities	3,671	318,535	3,056	173,286	6,727	491,821
Other agency securities	1,998	267,359	3,415	86,546	5,413	353,905
Municipal securities	136	48,782	41	2,286	177	51,068
Mortgage/asset-backed and other debt securities	25,657	1,295,398	14,743	423,502	40,400	1,718,900

	31,754	1,949,827	21,283	687,660	53,037	2,637,487
Other securities:
Mutual funds	1,481	90,329	–	–	1,481	90,329
Stock	–	–	1,291	2,805	1,291	2,805

	$33,235	2,040,156	22,574	690,465	55,809	2,730,621

The preceding disclosure of unrealized losses and the following discussion are presented pursuant to FASB Staff Position (“FSP”) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, issued in November 2005, and EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP FAS 115-1 replaces the impairment evaluation guidance (paragraphs 10-18) of EITF 03-1; however, the disclosure requirements of EITF 03-1 remain in effect. The FSP addresses the determination of when an investment is considered impaired, whether the impairment is considered other-than-temporary, and the measurement of an impairment loss. The FSP also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made.

U.S. Treasury Securities: Unrealized losses relate to U.S. Treasury notes and were caused by interest rate increases. The contractual terms of these investments range from less than one year to ten years. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Small Business Administration (“SBA”) Loan-Backed Securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in market value is not attributable to credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Other Agency Securities: Unrealized losses were caused by interest rate increases. The other agency securities consist of discount notes and medium term notes issued by the Federal Agricultural Mortgage Corporation (“FAMC”), Federal Home Loan Bank (“FHLB”), Federal Farm Credit Bank, Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). These securities are fixed rate and were purchased at premiums or discounts. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Municipal Securities: We classify these securities issued by state and political subdivisions as held to maturity (“HTM”) and available for sale (“AFS”). The HTM securities are purchased directly from the municipalities and are generally not rated by a credit rating agency. The AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Market values of these securities are highly driven by interest rates. We perform annual or more frequent credit quality reviews as appropriate on these issues. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Mortgage/Asset-Backed and Other Debt Securities: The mortgage-backed securities are comprised largely of fixed and variable rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), FAMC, FHLMC, or FNMA. The mortgage-backed securities are also comprised of variable rate unrated commercial mortgage-backed securities from small business loan securitizations by Zions Bank. Unrealized losses on the residential mortgage-backed securities were caused by interest rate increases. These securities are purchased at premiums or discounts. The asset-backed securities are investment grade rated pools of trust preferred securities and other corporate debt. The asset-backed securities include both fixed and variable rate securities. Unrealized losses on the fixed rate securities were cause largely by interest rate increases. The asset-backed securities and commercial mortgage-backed securities from the small business loan securitizations are reviewed quarterly to assess credit quality and determine if any impairment is other than temporary. The following factors are considered: 1) credit migration and credit structure/subordination; 2) cash flow performance and expectation; 3) market prices and/or recovery assumptions; 4) severity and duration of impairment; 5) sector trends; and 6) price volatility. Because of the above analysis and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

We review all investment securities for impairment on an ongoing basis according to our policy described in Note 1. In 2006, as a result of our review on an equity investment, we recorded an impairment loss of approximately $2.5 million, which was included in equity securities gains (losses) in the statement of income. At December 31, 2006 and 2005, respectively, 1,552 and 1,505 HTM and 623 and 660 AFS investment securities were in an unrealized loss position.

The following summarizes realized gains and losses recognized in the statement of income as equity securities gains (losses) and fixed income securities gains (in millions):

	2006		2005		2004
	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses
Investment securities:
Available for sale	$18.5	(17.4)	3.9	(2.8)	4.2	(0.8)
Other noninterest-bearing investments:
Securities held by consolidated SBICs	26.3	(6.6)	6.1	(8.5)	15.4	(22.5)
Other	3.5	–	0.9	(0.1)	1.0	(4.6)

	$48.3	(24.0)	10.9	(11.4)	20.6	(27.9)

Adjusted for expenses, minority interest, and income taxes, consolidated net income includes income (losses) from consolidated Small Business Investment Companies (“SBICs”) of approximately $4.1 million in 2006, $(2.2) million in 2005, and $(4.5) million in 2004. The carrying value of securities held by these SBICs was $97.3 million and $74.5 million at December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, securities with an amortized cost of $2.9 billion and $2.7 billion, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. As described in Note 11, securities are also pledged as collateral for security repurchase agreements.

5.    LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows at December 31 (in thousands):

	2006	2005
Loans held for sale	$252,818	256,236
Commercial lending:
Commercial and industrial	8,422,094	7,192,112
Leasing	442,440	372,647
Owner occupied	6,260,224	4,825,375

Total commercial lending	15,124,758	12,390,134
Commercial real estate:
Construction and land development	7,482,896	6,065,250
Term	4,951,654	4,639,869

Total commercial real estate	12,434,550	10,705,119
Consumer:
Home equity credit line and other consumer real estate	1,850,371	1,830,344
1-4 family residential	4,191,953	4,130,167
Bankcard and other revolving plans	295,314	206,724
Other	456,942	536,927

Total consumer	6,794,580	6,704,162
Foreign loans	2,814	5,211
Other receivables	209,416	191,396

Total loans	$34,818,936	30,252,258

Owner occupied and commercial term loans included unamortized premium of approximately $97.1 million and $43.1 million at December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, loans with a carrying value of $3.7 billion and $3.1 billion, respectively, were included as blanket pledges of security for FHLB advances. Actual FHLB advances against these pledges were $631 million and $228 million at December 31, 2006 and 2005, respectively.

We sold loans totaling $1,014 million in 2006, $885 million in 2005, and $687 million in 2004 that were previously classified as held for sale. Income from loans sold, excluding servicing, of both loans held for sale and loan securitizations was $28.5 million in 2006, $53.9 million in 2005, and $55.3 million in 2004.

Changes in the allowance for loan losses are summarized as follows (in thousands):

	2006	2005	2004
Balance at beginning of year	$338,399	271,117	268,506
Allowance of loans sold with branches	–	–	(2,067)
Allowance for loan losses of companies acquired	–	49,217	–
Additions:
Provision for loan losses	72,572	43,023	44,067
Recoveries	19,971	17,811	20,265
Deductions:
Loan charge-offs	(65,792)	(42,769)	(59,654)

Balance at end of year	$365,150	338,399	271,117

Nonaccrual loans were $66 million and $69 million at December 31, 2006 and 2005, respectively. Loans past due 90 days or more as to interest or principal and still accruing interest were $44 million and $17 million at December 31, 2006 and 2005, respectively.

Our recorded investment in impaired loans was $47 million and $31 million at December 31, 2006 and 2005, respectively. Impaired loans of $18 million and $14 million at December 31, 2006 and 2005 required an allowance of $6 million and $3 million, respectively, which is included in the allowance for loan losses.

Contractual interest due on impaired loans was $3.3 million in 2006, $2.6 million in 2005, and $3.6 million in 2004. Interest collected on these loans and included in interest income was $0.6 million in 2006, $0.3 million in 2005, and $0.6 million in 2004. The average recorded investment in impaired loans was $39 million in 2006, $33 million in 2005, and $49 million in 2004.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creating valuation allowances in the initial accounting for these loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004.

We acquired approximately $14.1 million of impaired loans in the Amegy acquisition which closed on December 3, 2005. These loans were recorded at their fair value of $13.5 million with no associated allowance for loan losses in accordance with the provisions of SOP 03-3. Additional disclosures under SOP 03-3 are not provided because the amounts are not significant.

Concentrations of credit risk from financial instruments (whether on- or off-balance sheet) occur when groups of customers or counterparties having similar economic characteristics are unable to meet contractual obligations when similarly affected by changes in economic or other conditions. Credit risk includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. We have no significant exposure to any individual borrower. See Note 7 for a discussion of counterparty risk associated with the Company’s derivative transactions.

Most of our business activity is with customers located in the states of Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, and Washington. The commercial loan portfolio is well diversified, consisting of 13 major industry classification groupings based on Standard Industrial Classification codes. As of December 31, 2006, the larger concentrations of risk in the commercial loan and leasing portfolios are represented by the real estate and construction and services groupings. We have no significant exposure to highly-leveraged transactions. See discussion in Note 18 regarding commitments to extend additional credit.

6.    ASSET SECURITIZATIONS

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and related accounting pronouncements, provides accounting and reporting guidance for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishment of liabilities.

We sold home equity loans for cash to a revolving securitization structure for which we retained servicing responsibilities and receive servicing fees. On an annualized basis, these fees approximate 0.5% of the outstanding loan balances. We recognized pretax gains from these securitizations of $4.7 million in 2006, $6.3 million in 2005, and $8.7 million in 2004. In December 2006, we discontinued selling these loans to the securitization structure.

We retain subordinated tranche interests or cash reserve accounts that serve as credit enhancements on the securitizations. These retained interests provide us with rights to future cash flows arising after the investors in the securitizations have received the return for which they contracted, and after administrative and other expenses have been paid. The investors and the securitization vehicles have no recourse to other assets of the Company for failure of debtors to pay when due. Our retained interests are subject to credit, prepayment, and interest rate risks on the transferred loans and receivables.

The gain or loss on the sale of loans and receivables is the difference between the proceeds from the sale and the basis of the assets sold. The basis is determined by allocating the previous carrying amount between the assets sold and the retained interests, based on their relative fair values at the date of transfer. Fair values are based upon market prices at the time of sale for the assets and the estimated present value of future cash flows for the retained interests.

We have also sold small business loans to securitization structures prior to 2006. Except for the revolving features, the general characteristics of the securitizations and rights of the Company described previously also pertain to these transactions. Annualized servicing fees approximate 1% of the outstanding loan balances. For most small business loan sales, we do not establish a servicing asset because the lack of an active market does not make it practicable to estimate the fair value of servicing. For sales previous to 2006, we recognized pretax gains of $2.6 million in 2005 and $0.8 million in 2004.

Key economic assumptions used for measuring the retained interests at the date of sale for securitizations are as follows:

	Home equity loans	Small business loans
2006:
Prepayment method	na(1)	na(2)
Annualized prepayment speed	na(1)	na(2)
Weighted average life (in months)	11	na(2)
Expected annual net loss rate	0.10%	na(2)
Residual cash flows discounted at	15.0%	na(2)

2005:
Prepayment method	na(1)	CPR(3)
Annualized prepayment speed	na(1)	4 - 15 Ramp in 25 months(4)
Weighted average life (in months)	12	69
Expected annual net loss rate	0.10%	0.40%
Residual cash flows discounted at	15.0%	15.0%

2004:
Prepayment method	na(1)	CPR(3)
Annualized prepayment speed	na(1)	10, 15 Ramp-up(5)
Weighted average life (in months)	11	64
Expected annual net loss rate	0.10%	0.50%
Residual cash flows discounted at	15.0%	15.0%

(1)	The weighted average life assumption includes consideration of prepayment to determine the fair value of the capitalized residual cash flows.
(2)	No small business loan securitization sales were made in 2006.
(3)	“Constant Prepayment Rate.”
(4)	Annualized prepayment speed begins at 4% and increases at equal increments to 15% in 25 months.
(5)	Annualized prepayment speed is 10% in the first year and 15% thereafter.

Certain cash flows between the Company and the securitization structures are summarized as follows (in millions):

	2006	2005	2004
Proceeds from new securitizations	$–	707	605
Proceeds from loans sold into revolving securitizations	174	412	294
Servicing fees received	23	23	20
Other cash flows received on retained interests(1)	94	86	95

Total	$291	1,228	1,014

(1)	Represents total cash flows received from retained interests other than servicing fees. Other cash flows include cash from interest-only strips and cash above the minimum required level in cash collateral accounts.

We recognize interest income on retained interests in securitizations in accordance with the provisions of EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Interest income thus recognized, excluding revolving securitizations which are accounted for similar to trading securities, was $12.7 million in 2006, $17.7 million in 2005, and $22.5 million in 2004.

In 2006, we adjusted our valuation assumptions for retained interests from certain previous securitizations. EITF 99-20 requires periodic updates of the assumptions used to compute estimated cash flows for retained interests and to compare the net present value of these cash flows to the carrying value. We comply with EITF 99-20 by quarterly evaluating and updating our assumptions including the default assumptions as compared to historical credit losses and the credit loss expectation of the portfolio, and our prepayment speed assumptions as compared to historical prepayment speeds and the prepayment rate expectation. During this reevaluation, we also decreased the discount rate from 15% to a range of 12% - 14% on retained interest securities based on the analysis required by EITF 99-20. An impairment charge is required if the estimated market yield is lower than the current accretable yield and the security has a market value less than its carrying value. Based on adjustments to prepayment speeds, discount rates, and expected credit losses, we recorded impairment losses totaling $7.1 million on the value of the retained interests from certain small business loan securitizations. The primary factor that influenced the impairment was higher prepayment speeds than previously estimated.

Servicing fee income on all securitizations was $23.3 million in 2006, $22.7 million in 2005, and $20.4 million in 2004. All amounts of pretax gains, impairment losses, interest income, and servicing fee income are included in loan sales and servicing income in the statement of income.

Key economic assumptions for all securitizations outstanding at December 31, 2006 and the sensitivity of the current fair value of capitalized residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows at December 31, 2006 (in millions of dollars and annualized percentage rates):

		Home equity loans	Small business loans
Carrying amount/fair value of capitalized residual cash flows		$4.5	78.6
Weighted average life (in months)		11	32 - 62
Prepayment speed assumption		na(1)	12.5% - 28.0%(2)
Decrease in fair value due to adverse change	10%	$0.1	3.0
	20%	$0.1	5.7
Expected credit losses		0.10%	0.20% - 0.50%
Decrease in fair value due to adverse change	10%	$0.1	1.3
	20%	$0.1	2.5
Residual cash flows discount rate		12.0%	13.0% - 13.8%
Decrease in fair value due to adverse change	10%	$0.1	2.4
	20%	$0.1	4.7

(1)	The weighted average life assumption includes consideration of prepayment to determine the fair value of the capitalized residual cash flows.
(2)	The prepayment speed assumption at December 31, 2006 for the small business loan securitizations transacted in 2005 and 2004 was 12.5 - 15 Ramp-up in 24 months and 13.5 - 15 Ramp-up in 10 months, respectively.

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on variations in assumptions cannot be extrapolated, as the relationship of the change in assumption to the change of fair value may not be linear. Also, the effect of a variation in one assumption is in reality, likely to further cause changes in other assumptions, which might magnify or counteract the sensitivities.

At December 31, 2006 and 2005, the weighted average expected static pool credit losses for small business loans were 0.95% and 1.66%. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

The following table presents quantitative information about delinquencies and net credit losses for those categories of loans for which securitizations existed at December 31. The Company only securitizes loans originated or purchased by Zions Bank. Therefore, only loans and related delinquencies and net credit losses of commonly managed Zions Bank loans are included (in millions):

	Principal balance December 31,		Principal balance of loans past due 30+ days(1) December 31,		Net credit losses(2)
	2006	2005	2006	2005	2006	2005	2004
Home equity loans	$726.0	663.1	0.4	0.9	0.2	(0.1)	0.2
Small business loans	3,677.0	3,282.8	37.8	27.7	3.2	2.3	(0.4)

Total loans managed or securitized – Zions Bank	4,403.0	3,945.9	38.2	28.6	3.4	2.2	(0.2)

Less loans securitized – Zions Bank(3)	2,051.0	2,796.4

Loans held in portfolio – Zions Bank	$2,352.0	1,149.5

(1)	Loans greater than 30 days past due based on end of period total loans.
(2)	Net credit losses are charge-offs net of recoveries and are based on total loans outstanding.
(3)	Represents the principal amount of the loans. Interest-only strips and other retained interests held for securitized assets are excluded because they are recognized separately.

Zions Bank provides a liquidity facility (“Liquidity Facility”) for a fee to Lockhart Funding, LLC (“Lockhart”), a qualifying special-purpose entity (“QSPE”) securities conduit. Lockhart purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility contract, Zions Bank is required to purchase securities from Lockhart to provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Pursuant to the governing documents, including the liquidity agreement, if any security in Lockhart is downgraded below AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain credit enhancement from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of Zions Bank is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility commitment. At December 31, 2006, the book value of Lockhart’s securities portfolio was $4.1 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under the Liquidity Facility at December 31, 2006.

In June 2005 under the Liquidity Facility contract, Zions Bank repurchased for the first time a bond security from Lockhart at its book value of $12.4 million because of a rating downgrade. In 2005, Zions Bank recognized an impairment loss of $1.6 million, and in 2006, recognized a gain of $0.8 million when the security was sold. The amounts are included in fixed income securities gains in the statement of income for their respective years.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS 133 to require evaluation of all interests in securitized financial assets under SFAS 133, eliminating a previous exemption under SFAS 133 for such financial instruments. Entities must now distinguish interests that are freestanding derivatives, hybrid financial instruments containing embedded derivatives requiring bifurcation, or hybrid financial instruments containing embedded derivatives that do not require bifurcation. In addition, the Statement permits fair value remeasurement for any hybrid instrument (on an instrument-by-instrument basis) that contains an embedded derivative that would otherwise require bifurcation. The Statement also amends SFAS 140 by eliminating the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

In general, both SFAS 155 and SFAS 156 are effective as of the beginning of an entity’s fiscal year after September 15, 2006, or January 1, 2007 for calendar year-end companies. Management has concluded that the adoption of these Statements will not have a material effect on the Company’s financial statements.

The FASB continues to deliberate other projects that propose to amend SFAS 140 in addition to SFAS 155 and SFAS 156. These include criteria for legal isolation of transferred assets and restrictions on permitted activities of QSPEs. The proposed amendments, among other things, may require changes to the operating activities of QSPEs and other aspects relating to the transfer of financial assets. Subject to the requirements of any final standards when they are issued, Lockhart’s operations may need to be modified to preserve its off-balance sheet status.

7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS 133, as currently amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. See Note 6 for a discussion of SFAS 155.

As required by SFAS 133, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows on the derivative hedging instrument with the changes in fair value or cash flows on the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

Our objective in using derivatives is to add stability to interest income or expense, to modify the duration of specific assets or liabilities as we consider necessary, and to manage exposure to interest rate movements or other identified risks. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. The derivatives are used to hedge the variable cash flows associated with designated commercial loans and investment securities. We use fair value hedges to manage interest rate exposure to certain long-term debt. As of December 31, 2006, no derivatives were designated for hedges of investments in foreign operations.

Exposure to credit risk arises from the possibility of nonperformance by counterparties. These counterparties primarily consist of financial institutions that are well established and well capitalized. We control this credit risk through credit approvals, limits, pledges of collateral, and monitoring procedures. No losses on derivative instruments have occurred as a result of counterparty nonperformance. Nevertheless, the related credit risk is considered and measured when and where appropriate.

Interest rate swap agreements designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. Fair value hedges are used to swap certain long-term debt from fixed-rate to floating rate. Derivatives not designated as hedges, including basis swap agreements, are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of SFAS 133.

Selected information with respect to notional amounts, recorded fair values, and related income (expense) of derivative instruments is summarized as follows (in thousands):

	December 31, 2006			Year ended December 31, 2006			December 31, 2005			Year ended December 31, 2005
	Notional amount	Fair value		Interest income (expense)	Other income (expense)	Offset to interest expense	Notional amount	Fair value		Interest income (expense)	Other income (expense)	Offset to interest expense
		Asset	Liability					Asset	Liability
Cash flow hedges
Interest rate swaps	$3,275,000	7,942	44,385	(39,984)			3,036,000	246	69,375	7,094
Basis swaps	–	–	–	–			–	–	–	7

	3,275,000	7,942	44,385	(39,984)			3,036,000	246	69,375	7,101
Nonhedges
Interest rate swaps	385,948	2,258	2,258		(369)		355,629	3,038	2,828		(2,610)
Interest rate swaps for customers	1,108,225	9,198	9,198		2,442		725,361	4,794	4,794		2,402
Energy commodity swaps for customers	320,725	7,302	7,302		504		–	–	–		–
Basis swaps	3,030,000	2,652	48		1,008		2,575,000	3,340	115		2,333

	4,844,898	21,410	18,806		3,585		3,655,990	11,172	7,737		2,125
Fair value hedges
Long-term debt and other borrowings	1,400,000	22,397	–			1,018	1,450,000	41,638	868			8,906

Total	$9,519,898	51,749	63,191	(39,984)	3,585	1,018	8,141,990	53,056	77,980	7,101	2,125	8,906

Interest rate swaps and energy commodity swaps for customers result from a service we provide. Upon issuance, all of these customer swaps are immediately “hedged” by offsetting derivative contracts, such that the Company has no net interest rate risk exposure resulting from the transaction. Fee income from customer swaps is included in other service charges, commissions and fees. As with other derivative instruments, we have credit risk for any nonperformance by counterparties.

Other income (expense) from nonhedge derivatives is included in market making, trading and nonhedge derivative income. Interest income on fair value hedges is used to offset interest expense on long-term debt. The change in net unrealized gains or losses for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity and comprehensive income.

The amount charged to market making, trading and nonhedge derivative income in the statement of income for hedge ineffectiveness was approximately $0.9 million in 2005. This resulted when the hedge accounting for two cash flow derivative contracts was discontinued because it was probable that the original forecasted transactions would not occur as originally expected. During 2006 and 2004, no hedge ineffectiveness was required to be reported in earnings on the Company’s cash flow hedging relationships.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in accumulated other comprehensive income for swap hedges, are amortized generally on a straight-line basis to interest income or expense over the period to their previously stated maturity dates.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on variable rate loans and investment securities. The change in net unrealized gains or losses on cash flow hedges discussed above reflects a reclassification of net unrealized gains or losses from accumulated other comprehensive income to interest income, as disclosed in Note 14. For 2007, we estimate that an additional $38 million of losses will be reclassified.

8.    PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31 (in thousands):

	2006	2005
Land	$151,997	137,231
Buildings	346,389	326,200
Furniture and equipment	485,712	434,131
Leasehold improvements	108,861	103,280

Total	1,092,959	1,000,842
Less accumulated depreciation and amortization	483,487	436,097

Net book value	$609,472	564,745

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Core deposit and other intangible assets and related accumulated amortization are as follows at December 31 (in thousands):

	Gross carrying amount		Accumulated amortization		Net carrying amount
	2006	2005	2006	2005	2006	2005
Core deposit intangibles	$262,674	263,547	(134,292)	(102,309)	128,382	161,238
Customer relationships and other intangibles	46,246	40,188	(12,494)	(2,260)	33,752	37,928

	$308,920	303,735	(146,786)	(104,569)	162,134	199,166

In 2005 as a result of the acquisition of Amegy, we recorded approximately $124.1 million of core deposit intangibles and $33.8 million of customer relationships and other intangibles. At the acquisition date, the weighted average amortization period for the Amegy intangibles was approximately 5.0 years and 3.4 years, respectively.

The amount of amortization expense of core deposit and other intangible assets is separately reflected in the statement of income. At December 31, 2006, we had $0.8 million of other intangible assets with indefinite lives.

Estimated amortization expense for core deposit and other intangible assets is as follows for the five years succeeding December 31, 2006, which does not include amounts from the Stockmen’s acquisition discussed in Note 3 (in thousands):

2007	$38,299
2008	27,515
2009	20,892
2010	17,866
2011	12,757

Changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Zions Bank	CB&T	Amegy	NBA	NSB	Vectra	TCBW	Other	Consolidated Company
Balance as of January 1, 2005	$21,901	385,831	–	62,397	21,051	151,465	–	–	642,645
Goodwill acquired during the year			1,248,070					1,187	1,249,257
Impairment losses	(602)								(602)
Goodwill reclassified to other liabilities		(3,712)							(3,712)

Balance as of December 31, 2005	21,299	382,119	1,248,070	62,397	21,051	151,465	–	1,187	1,887,588
Goodwill acquired during the year	600							17,457	18,057
Tax benefit realized from share-based awards converted in acquisition			(4,298)						(4,298)
Purchase accounting adjustments			(830)						(830)

Balance as of December 31, 2006	$21,899	382,119	1,242,942	62,397	21,051	151,465	–	18,644	1,900,517

See Note 3 for a discussion of the Amegy acquisition, the determination of the amount of goodwill, and subsequent purchase accounting adjustments affecting goodwill. See Note 17 for a discussion of the exercise of stock options converted in the Amegy acquisition.

See Note 3 for a discussion of the P5 acquisition and the $17.5 million of goodwill shown in the “Other” segment.

During the fourth quarter of 2006, we completed the annual goodwill impairment review required by SFAS 142 and did not recognize any impairment losses for 2006.

The 2005 impairment loss on goodwill of $0.6 million removed all of the goodwill related to Zions Bank International Ltd. (“ZBI”), an odd-lot bond trading operation, due to the Company’s decision to restructure and ultimately close the London office in 2005. The restructuring charges of $2.4 million in 2005 and $1.1 million in 2004 relate to the ZBI restructuring.

The reduction in CB&T goodwill of $3.7 million in 2005 resulted from the recognition of a portion of acquired state net operating loss carryforward benefits. This accounting follows the guidance of SFAS No. 109, Accounting for Income Taxes. There was no impact on net income.

10.    DEPOSITS

At December 31, 2006, the scheduled maturities of all time deposits were as follows (in thousands):

2007	$6,820,397
2008	421,952
2009	123,781
2010	73,328
2011	64,931
Thereafter	878

$7,505,267

At December 31, 2006, the contractual maturities of domestic time deposits with a denomination of $100,000 and over were as follows: $1,863 million in 3 months or less, $1,125 million over 3 months through 6 months, $1,046 million over 6 months through 12 months, and $268 million over 12 months.

Domestic time deposits $100,000 and over were $4.3 billion and $2.5 billion at December 31, 2006 and 2005, respectively. Foreign time deposits $100,000 and over were $945 million and $980 million at December 31, 2006 and 2005, respectively.

Deposit overdrafts reclassified as loan balances were $48 million and $43 million at December 31, 2006 and 2005, respectively.

11.    SHORT-TERM BORROWINGS

Selected information for short-term borrowings is as follows (in thousands):

	2006	2005	2004
Federal funds purchased:
Average amount outstanding	$1,747,256	1,456,531	1,393,344
Weighted average rate	5.06%	3.02%	1.33%
Highest month-end balance	$2,586,072	1,683,509	1,841,092
Year-end balance	$1,993,483	1,255,662	1,841,092
Weighted average rate on outstandings at year-end	5.16%	3.97%	2.19%

Security repurchase agreements:
Average amount outstanding	$1,090,452	850,510	1,288,982
Weighted average rate	3.33%	2.30%	1.06%
Highest month-end balance	$1,225,107	1,027,658	1,363,420
Year-end balance	$934,057	1,027,658	683,984
Weighted average rate on outstandings at year-end	3.60%	2.62%	1.44%

Short-term borrowings generally mature in less than 30 days. Our participation in security repurchase agreements is on an overnight or term basis. Certain overnight agreements are performed with sweep accounts in conjunction with a master repurchase agreement. In this case, securities under our control are pledged for and interest is paid on the collected balance of the customers’ accounts. For term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. As of December 31, 2006, overnight security repurchase agreements were $833 million and term security repurchase agreements were $101 million.

12.    FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

FHLB advances and other borrowings over one year are summarized as follows at December 31 (in thousands):

	2006	2005
FHLB advances, 3.66% – 7.30%	$130,058	227,488
SBA notes payable, 5.49% – 8.64%	7,000	7,000

	$137,058	234,488

The SBA notes payable are owed by a consolidated venture capital subsidiary. The weighted average interest rate on FHLB advances outstanding at December 31, 2006 and 2005 was 5.7% and 4.9%, respectively.

The FHLB advances are borrowed by banking subsidiaries under their lines of credit, which are secured under blanket pledge arrangements. The subsidiaries maintain unencumbered collateral with a carrying amount adjusted for the types of collateral pledged, equal to at least 100% of outstanding advances. At December 31, 2006, amounts of unused lines of credit available for additional FHLB advances totaled $6.1 billion, subject to availability of collateral and certain requirements.

Interest expense on FHLB advances and other borrowings over one year was $8.6 million in 2006, $11.5 million in 2005, and $11.7 million in 2004.

Maturities of FHLB advances and other borrowings with original maturities over one year are as follows at December 31, 2006 (in thousands):

2007	$2,217
2008	3,171
2009	3,227
2010	103,619
2011	2,592
Thereafter	22,232

$137,058

13.    LONG-TERM DEBT

Long-term debt at December 31 is summarized as follows (in thousands):

	2006	2005
Junior subordinated debentures related to trust preferred securities	$467,850	645,459
Subordinated notes	1,492,082	1,713,296
Senior notes	394,984	149,112
Capital lease obligations and other	2,805	3,499

	$2,357,721	2,511,366

The preceding amounts represent the par value of the debt adjusted for any unamortized premium or discount or other basis adjustments related to hedging the debt with derivative instruments.

Junior subordinated debentures related to trust preferred securities include GB Capital Trust (“GBCT”), CSBI Capital Trust I (“CSBICT”), Zions Capital Trust B (“ZCTB”), and Statutory Trusts I, II and III (“Statutory I, II or III”) as follows at December 31, 2006 (in thousands):

	Balance	Interest rate	Early redemption/ maturity	Interest distributions
GBCT	$2,382	10.25%	Jan 2007/ Jan 2027	Semiannually
CSBICT	22,437	11.75%	Jun 2007/ Jun 2027	Quarterly
ZCTB	293,545	8.00%	Sep 2007/ Sep 2032	Quarterly
Statutory I	51,547	3mL+2.85%(1) (8.21%)	Dec 2008/ Dec 2033	Quarterly
Statutory II	36,083	3mL+1.90%(1) (7.27%)	Oct 2009/ Oct 2034	Quarterly
Statutory III	61,856	3mL+1.78%(1) (7.14%)	Dec 2009/ Dec 2034	Quarterly

	$467,850

(1)	Designation of “3mL” is three-month LIBOR (London Interbank Offer Rate); effective interest rate at December 31, 2006 is shown in parenthesis.

The junior subordinated debentures are issued by the Company and relate to a corresponding series of trust preferred security obligations issued by the trusts. The trust obligations are in the form of capital securities subject to mandatory redemption upon repayment of the junior subordinated debentures by the Company. The sole assets of the trusts are the junior subordinated debentures.

Interest distributions are made at the same rates earned by the trusts on the junior subordinated debentures; however, we may defer the payment of interest on the junior subordinated debentures. Early redemption of the debentures requires the approval of banking regulators. The debentures for GBCT, CSBICT, and ZCTB are direct and unsecured obligations of the Company and are subordinate to other indebtedness and general creditors. The debentures for Statutory I, II and III are direct and unsecured obligations of Amegy Corporation and are subordinate to other indebtedness and general creditors. The Company has unconditionally guaranteed the obligations of GBCT, CSBICT, and ZCTB with respect to their respective series of trust preferred securities to the extent set forth in the applicable guarantee agreements. Amegy Corporation has unconditionally guaranteed the obligations of Statutory I, II and III with respect to their respective series of trust preferred securities to the extent set forth in the applicable guarantee agreements.

The GBCT debentures were redeemed in January 2007. We hedged the ZCTB debentures with a LIBOR-based floating interest rate swap whose recorded fair value was $(0.3) million and $0.7 million at December 31, 2006 and 2005, respectively. We account for all swaps associated with long-term debt as fair value hedges in accordance with SFAS 133, as discussed in Note 7.

As discussed in Note 14, proceeds from the issuance of preferred stock in December 2006 were used to redeem all of the $176.3 million trust preferred securities issued by Zions Institutional Capital Trust A. The Company incurred a debt extinguishment cost of $7.3 million for the call premium on the early redemption of this debt, which has been separately reflected in the statement of income.

Subordinated notes consist of the following at December 31, 2006 (in thousands):

Interest rate	Balance	Par amount	Maturity
5.65%	$306,466	300,000	May 2014
6.00%	514,745	500,000	Sep 2015
5.50%	595,871	600,000	Nov 2015
3mL+1.25%(1) (6.625%)	75,000	75,000	Sep 2014

	$1,492,082

(1)	Designation of “3mL” is three-month LIBOR; effective interest rate at December 31, 2006 is shown in parenthesis.

The notes are not redeemable prior to maturity and interest is payable semiannually. We hedged the 5.65%, 6.00%, and 5.50% notes with LIBOR-based floating interest rate swaps whose recorded fair values were, respectively, $6.8 million, $15.5 million, and $0.2 million at December 31, 2006 and $6.3 million, $24.5 million, and $10.8 million at December 31, 2005. We issued the 5.50% notes in November 2005 in connection with our acquisition of Amegy, as discussed in Note 3. The three-month LIBOR notes are issued by Amegy Corporation.

In March 2006, we filed an “automatic shelf registration statement” with the Securities and Exchange Commission (“SEC”) as a “well-known seasoned issuer.” The shelf registration replaced a previous shelf registration and covers security issuances of the Company, Zions Capital Trust C and Zions Capital Trust D. Under the new shelf registration, we issued the following floating rate senior notes (in thousands):

Interest rate	Balance	Par amount	Maturity
3mL+0.12%(1) (5.494%)	$249,984	250,000	Apr 2008
3mL+0.12%(1) (5.48%)	145,000	145,000	Sep 2008

	$394,984

(1)	Designation of “3mL” is three-month LIBOR; effective interest rate at December 31, 2006 is shown in parenthesis.

The notes are not redeemable prior to maturity and interest is payable quarterly. Proceeds from the issuance of these notes were used to retire previous indebtedness of senior and subordinated notes.

Interest expense on long-term debt was $159.6 million in 2006, $104.9 million in 2005, and $74.3 million in 2004. Interest expense was reduced by $1.0 million in 2006, $8.9 million in 2005, and $29.2 million in 2004 as a result of the associated hedges.

Maturities on long-term debt are as follows for the years succeeding December 31, 2006 (in thousands):

	Consolidated	Parent only
2007	$557
2008	395,577	394,983
2009	650
2010	655
2011	104
Thereafter	1,938,049	1,719,394

	$2,335,592	2,114,377

These maturities do not include the associated hedges. The Parent only maturities at December 31, 2006 include $324.7 million of subordinated debt payable to GBCT, CSBICT, and ZCTB after 2011.

14.    SHAREHOLDERS’ EQUITY

On December 7, 2006, we issued 240,000 shares of our Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock with an aggregate liquidation preference of $240 million, or $1,000 per share. The preferred stock was offered in the form of 9,600,000 depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. In general, preferred shareholders are entitled to receive asset distributions before common shareholders; however, preferred shareholders have no preemptive or conversion rights, and only limited voting rights pertaining generally to amendments to the terms of the preferred stock or the issuance of senior preferred stock as well as the right to elect two directors in the event of certain defaults. The preferred stock is not redeemable prior to December 15, 2011, but will be redeemable subsequent to that date at the Company’s option at the liquidation preference value plus any declared but unpaid dividends. The preferred stock dividend reduces earnings available to common shareholders and is computed at an annual rate equal to the greater of three-month LIBOR plus 0.52%, or 4.0%. Dividend payments are made quarterly in arrears on the 15th day of March, June, September, and December, commencing on March 15, 2007.

Under the terms of the preferred stock agreements, the Company was required to declare the full quarterly dividend of $3.8 million and set aside the funds before it could resume the repurchase of common shares under a $400 million repurchase authorization approved by the Board of Directors on December 11, 2006. The stock repurchase program had been suspended since July 2005 upon the announcement of our acquisition of Amegy. Under this new authorization, we repurchased 308,359 common shares in December 2006 at a cost of $25.0 million. We repurchased 1,159,522 common shares in 2005 at a cost of $80.7 million and 1,734,055 common shares in 2004 at a cost of $104.9 million. Repurchased shares are included in stock redeemed and retired in the statements of changes in shareholders’ equity and comprehensive income. In both 2006 and 2005, we also repurchased $1.5 million of common shares related to the Company’s restricted stock employee incentive program.

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement		Total
Balance at December 31, 2003	$24,015	10,716	(15,690)		19,041
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $2,244	(3,622)				(3,622)
Foreign currency translation	803				803
Reclassification for net realized gains recorded in operations, net of income tax expense of $881	(1,422)				(1,422)
Net unrealized losses on derivative instruments, net of reclassification to operations of $44,290 and income tax benefit of $12,574		(20,209)			(20,209)
Minimum pension liability, net of income tax benefit of $1,579			(2,523)		(2,523)

Other comprehensive loss	(4,241)	(20,209)	(2,523)		(26,973)

Balance at December 31, 2004	19,774	(9,493)	(18,213)		(7,932)

Other comprehensive loss, net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $17,580	(28,380)				(28,380)
Foreign currency translation	(1,507)				(1,507)
Reclassification for net realized gains recorded in operations, net of income tax expense of $408	(659)				(659)
Net unrealized losses on derivative instruments, net of reclassification to operations of $7,101 and income tax benefit of $25,474		(40,771)			(40,771)
Minimum pension liability, net of income tax benefit of $2,426			(3,794)		(3,794)

Other comprehensive loss	(30,546)	(40,771)	(3,794)		(75,111)

Balance at December 31, 2005	(10,772)	(50,264)	(22,007)		(83,043)

Other comprehensive income, net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $4,759	(7,684)				(7,684)
Foreign currency translation	715				715
Reclassification for net realized gains recorded in operations, net of income tax expense of $391	(630)				(630)
Net unrealized gains on derivative instruments, net of reclassification to operations of $(39,984) and income tax expense of $4,572		8,548			8,548
Pension and postretirement, net of income tax expense of $4,055			6,245	(1)	6,245

Other comprehensive income (loss)	(7,599)	8,548	6,245		7,194

Balance at December 31, 2006	$(18,371)	(41,716)	(15,762)		(75,849)

(1)	Includes the net effect of $18 thousand from adopting SFAS 158, as discussed in Note 20.

Deferred compensation at year-end consists of the cost of the Company’s common stock held in rabbi trusts established for certain employees and directors. We consolidate the fair value of invested assets of the trusts along with the total obligations and include them in other assets and other liabilities, respectively, in the financial statements. At December 31, 2006 and 2005, total invested assets were approximately $54.8 million and $38.2 million and total obligations were approximately $64.4 million and $43.3 million, respectively.

At December 31, 2005, deferred compensation also included $3.9 million for the value of Amegy’s nonvested restricted stock and stock options and $7.2 million for the unearned portion of restricted stock issued by the Company during 2005. As discussed in Note 17, we reclassified the total of these amounts, or $11.1 million, from deferred compensation to common stock upon the adoption of SFAS 123R.

15.    INCOME TAXES

Income taxes (benefit) are summarized as follows (in thousands):

	2006	2005	2004
Federal:
Current	$259,759	250,280	203,852
Deferred	9,368	(32,362)	(21,914)
State	48,823	45,500	38,188

	$317,950	263,418	220,126

Income tax expense computed at the statutory federal income tax rate of 35% reconciles to actual income tax expense as follows (in thousands):

	2006	2005	2004
Income tax expense at statutory federal rate	$319,523	259,660	218,537
State income taxes, net	31,734	29,575	24,821
Nondeductible expenses	5,299	2,138	1,714
Nontaxable income	(25,905)	(19,905)	(19,595)
Tax credits and other taxes	(5,999)	(5,722)	(4,902)
Other	(6,702)	(2,328)	(449)

	$317,950	263,418	220,126

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands):

	2006	2005
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$142,117	131,938
Pension and postretirement	13,343	17,386
Deferred compensation	42,050	39,101
Deferred loan fees	3,040	3,326
Accrued severance costs	3,023	2,050
Loan sales	23,467	33,138
Security investments and derivative market adjustments	7,270	7,460
Equity investments	2,286	14,125
Other	10,336	20,074

	246,932	268,598
Valuation allowance	(4,510)	–

Total deferred tax assets	242,422	268,598

Gross deferred tax liabilities:
Core deposits and purchase accounting	(39,749)	(46,729)
Premises and equipment, due to differences in depreciation	(6,395)	(11,926)
FHLB stock dividends	(13,781)	(14,107)
Leasing operations	(79,490)	(79,251)
Prepaid expenses	(5,583)	(4,965)
Prepaid pension reserves	(4,387)	(915)
Other	(9,549)	(10,933)

Total deferred tax liabilities	(158,934)	(168,826)

Net deferred tax assets	$83,488	99,772

The amount of net deferred tax assets is included with other assets in the balance sheet. We analyze the deferred tax assets to determine whether a valuation allowance is required based on the more-likely-than-not criteria that such assets will be realized principally through future taxable income. This criteria takes into account the history of growth in earnings and the prospects for continued growth and profitability. The Company’s acquisition of the remaining minority interests of P5, as discussed in Note 3, included approximately $11.8 million of net operating loss carryforwards. The tax effect of these carryforwards has been included in deferred tax assets. We have established a valuation allowance of approximately $4.5 million for these carryforwards based on an analysis of P5’s operating history using the above criteria. We have also determined that a valuation allowance is not required for any other deferred tax assets.

In 2004, we signed an agreement that confirmed and implemented our award of a $100 million allocation of tax credit authority under the Community Development Financial Institutions Fund set up by the U.S. Government. Under the program, we may invest up to $100 million in a wholly-owned subsidiary, which will make qualifying loans and investments. In return, we will receive federal income tax credits that will be recognized over seven years, including the year in which the funds were invested in the subsidiary. We recognize these tax credits for financial reporting purposes in the same year the tax benefit is recognized in our tax return. As of December 31, 2006 and 2005, we had invested $90 million and $80 million, respectively, which resulted in tax credits that reduced income tax expense by approximately $4.5 million in 2006 and $4.0 million in 2005.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 creates a single model to address accounting for uncertainty in tax positions. It clarifies the accounting for income taxes by prescribing that tax positions shall initially be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by taxing authorities. Such tax positions shall initially and subsequently be measured as the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In addition, FIN 48 removes income taxes from the scope of SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for calendar year-end companies. We have tax reserves at December 31, 2006 of approximately $39 million for uncertain tax positions primarily for various state tax contingencies in several jurisdictions. Under the guidance of FIN 48, management estimates that these reserves may decrease by approximately $9 million to $13 million, which is subject to revision when management completes an analysis of the impact of FIN 48. As required by FIN 48 upon adoption on January 1, 2007, this difference will be recorded in retained earnings as a cumulative effect adjustment.

16.    NET EARNINGS PER COMMON SHARE

Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows (in thousands, except per share amounts):

	2006	2005	2004
Basic:
Net earnings applicable to common shareholders	$579,290	480,121	405,987

Weighted average common shares outstanding	106,057	91,187	89,663

Net earnings per common share	$5.46	5.27	4.53

Diluted:
Net earnings applicable to common shareholders	$579,290	480,121	405,987

Weighted average common shares outstanding	106,057	91,187	89,663
Effect of dilutive common stock options and other stock awards	1,971	1,807	1,219

Weighted average diluted common shares outstanding	108,028	92,994	90,882

Net earnings per common share	$5.36	5.16	4.47

17.    SHARE-BASED COMPENSATION

We have a stock option and incentive plan which allows us to grant stock options and restricted stock to employees and nonemployee directors. The total shares authorized under the plan are 8,900,000 of which 6,630,337 shares are available for future grant as of December 31, 2006.

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

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. This accounting utilizes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions. We adopted SFAS 123R using the “modified prospective” transition method. Under this transition method, compensation expense is recognized beginning January 1, 2006 based on the requirements of SFAS 123R for all share-based payments granted after December 31, 2005, and based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remain unvested as of that date. Results of operations for prior years have not been restated.

The adoption of SFAS 123R, compared to the previous accounting for share-based compensation under APB 25, reduced the Company’s income before income taxes and minority interest and net income along with the related basic and diluted per common share amounts for 2006 as follows (in thousands, except per share amounts):

Reduction in:
Income before income taxes and minority interest	$17,542
Net income	12,574

Net earnings per common share:
Basic	$0.12
Diluted	0.12

The impact on net income and net earnings per common share if we had applied the provisions of SFAS 123 to stock options for 2005 and 2004 was as follows (in thousands, except per share amounts):

	2005	2004
Net income, as reported	$480,121	405,987
Deduct: Total share-based compensation expense determined under fair value based method for
stock options, net of related tax effects	(9,793)	(12,503)

Pro forma net income	$470,328	393,484

Net earnings per common share:
Basic – as reported	$5.27	4.53
Basic – pro forma	5.16	4.39

Diluted – as reported	5.16	4.47
Diluted – pro forma	5.08	4.33

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense resulting from the exercise of share-based awards to be reported as a financing cash flow. For 2006, this requirement reduced net operating cash flows and increased net financing cash flows by approximately $15.7 million.

As required by SFAS 123R, upon adoption, we reclassified $11.1 million of unearned compensation related to restricted stock from deferred compensation to common stock.

We classify all share-based awards as equity instruments and recognize the vesting of the awards ratably over their respective terms. As of December 31, 2006, compensation expense not yet recognized for nonvested share-based awards was approximately $44.2 million, which is expected to be recognized over a weighted average period of 1.3 years.

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

For 2006, the additional compensation expense of $17.5 million for stock options under SFAS 123R is included in salaries and employee benefits in the statements of income with the corresponding increase, excluding the effects of stock option expense on subsidiary stock, included in common stock in shareholders’ equity. The related tax benefit recognized as a reduction of income tax expense was $5.0 million.

During 2006, the amount of cash received from the exercise of stock options was $79.5 million and the tax benefit realized as a reduction of income taxes payable was $17.3 million. Of this amount, $4.2 million reduced goodwill for the tax benefit of vested share-based awards converted in the Amegy acquisition that were exercised during 2006, $11.8 million was included in common stock as part of net stock options exercised, and the remainder reduced deferred tax assets and current income tax expense.

For 2005 and 2004, the tax benefit realized as a reduction of income taxes payable and included in common stock was $13.5 million and $8.8 million, respectively.

Compensation expense was determined from the estimates of fair values of stock options granted using the Black-Scholes option-pricing model. The following summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted:

	2006	2005	2004
Weighted average of fair value for options granted	$15.02	15.33	11.85
Weighted average assumptions used:
Expected dividend yield	2.0%	2.0%	2.0%
Expected volatility	18.0%	25.0%	26.8%
Risk-free interest rate	4.95%	3.95%	3.11%
Expected life (in years)	4.1	4.1	3.8

The methodology used to estimate the fair values of stock options is consistent with the estimates used for the pro forma presentation in years prior to the adoption of SFAS 123R. The assumptions for expected dividend yield, expected volatility and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The following summarizes our stock option activity for the three years ended December 31, 2006:

	Number of shares	Weighted average exercise price
Balance at December 31, 2003	7,570,645	$49.51
Granted	2,279,621	57.28
Exercised	(1,812,594)	48.32
Expired	(170,662)	52.54
Forfeited	(233,235)	51.59

Balance at December 31, 2004	7,633,775	51.98
Granted	912,905	71.37
Assumed in acquisition	1,559,693	47.44
Exercised	(1,872,753)	50.00
Expired	(519,521)	66.53
Forfeited	(216,533)	55.46

Balance at December 31, 2005	7,497,566	52.79
Granted	979,274	81.14
Exercised	(1,631,012)	49.43
Expired	(52,398)	50.00
Forfeited	(106,641)	62.89

Balance at December 31, 2006	6,686,789	57.62

Outstanding options exercisable as of:
December 31, 2006	4,409,971	$50.73
December 31, 2005	4,663,707	49.04
December 31, 2004	3,711,405	51.02

We issue new authorized shares for the exercise of stock options. During 2006, the total intrinsic value of options exercised was approximately $50.8 million.

Additional selected information on stock options at December 31, 2006 follows:

	Outstanding options			Exercisable options
Exercise price range	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of shares	Weighted average exercise price
$ 0.32 to $ 19.99	76,164	$11.63	0.9(1)	76,164	$11.63
$ 20.00 to $ 39.99	190,986	27.44	2.2	190,986	27.44
$ 40.00 to $ 44.99	1,290,243	42.23	2.6	1,290,243	42.23
$ 45.00 to $ 49.99	356,590	48.30	4.6	356,590	48.30
$ 50.00 to $ 54.99	1,011,382	53.72	2.4	1,006,735	53.71
$ 55.00 to $ 59.99	1,550,516	56.92	4.5	917,585	57.03
$ 60.00 to $ 64.99	172,390	61.51	2.7	102,522	61.72
$ 65.00 to $ 69.99	198,253	67.30	6.4	146,699	67.42
$ 70.00 to $ 74.99	759,814	70.86	5.5	255,919	70.91
$ 75.00 to $ 79.99	116,126	75.92	6.0	57,528	75.84
$ 80.00 to $ 82.92	964,325	81.14	6.4	9,000	80.65

	6,686,789	57.62	4.2(1)	4,409,971	50.73

(1)	The weighted average remaining contractual life excludes 35,023 stock options that do not have a fixed expiration date. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

For outstanding options at December 31, 2006, the aggregate intrinsic value was $166.0 million. For exercisable options at December 31, 2006, the aggregate intrinsic value was $139.9 million and the weighted average remaining contractual life was 3.4 years, excluding the stock options previously noted without a fixed expiration date.

The previous tables do not include options for employees to purchase common stock of our subsidiaries, TCBO and NetDeposit. At December 31, 2006 for TCBO, there were options to purchase 87,000 shares at an exercise price of $20.00. At December 31, 2006, there were 1,038,000 issued and outstanding shares of TCBO common stock. For NetDeposit, there were options to purchase 11,739,920 shares at exercise prices from $0.42 to $1.00. At December 31, 2006, there were 100,536,568 issued and outstanding shares of NetDeposit common stock. TCBO and NetDeposit options are included in the previous pro forma disclosure.

Restricted Stock

Restricted stock granted vests over four years. During the vesting period, the holder has full voting rights and receives dividend equivalents. For 2006, compensation expense recognized for issuances of restricted stock and included in salaries and employee benefits in the statement of income was $6.8 million. The related amount for 2005 was $1.7 million and was not significant for 2004. The corresponding increase to shareholders’ equity was included in common stock. Compensation expense was determined based on the number of restricted shares granted and the market price of our common stock at the grant date.

The following summarizes our restricted stock activity for the three years ended December 31, 2006:

	Number of shares	Weighted average grant price
Nonvested restricted shares at December 31, 2004	10,000	$61.07
Granted	168,134	70.81
Assumed in acquisition	143,504	57.45
Vested	(114,162)	56.41
Forfeited	(3,493)	70.90

Nonvested restricted shares at December 31, 2005	203,983	68.99
Granted	293,650	80.14
Vested	(53,471)	71.29
Forfeited	(24,029)	76.09

Nonvested restricted shares at December 31, 2006	420,133	77.54

The total fair value of restricted stock vesting during 2006 was $4.3 million. Related amounts for 2005 and 2004 were not significant. During 2006, the amount of tax benefit realized as a reduction of income taxes payable from the vesting of restricted stock was $1.9 million.

18.    COMMITMENTS, GUARANTEES, CONTINGENT LIABILITIES, AND RELATED PARTIES

We use certain derivative instruments and other financial instruments in the normal course of business to meet the financing needs of our customers, to reduce our own exposure to fluctuations in interest rates, and to make a market in U.S. government, agency, corporate, and municipal securities. These financial instruments involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amount recognized in the balance sheet. Derivative instruments are discussed in Note 7.

FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, establishes guidance for guarantees and related obligations. Financial and performance standby letters of credit are guarantees that come under the provisions of FIN 45.

Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of our customers are as follows at December 31 (in thousands):

	2006	2005
Commitments to extend credit	$16,714,742	13,682,763
Standby letters of credit:
Financial	1,157,205	1,015,019
Performance	330,056	240,763
Commercial letters of credit	132,615	136,472

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the counterparty. Types of collateral vary, but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.

While establishing commitments to extend credit creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. As of December 31, 2006, $6.5 billion of commitments expire in 2007. We use the same credit policies and procedures in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.

We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $996 million expiring in 2007 and $491 million expiring thereafter through 2026. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2006, the carrying value recorded by the Company as a liability for these guarantees was $5.1 million.

Certain mortgage loans sold have limited recourse provisions for periods ranging from 3 months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.

At December 31, 2006, we had commitments to make venture and other noninterest-bearing investments of $103.0 million. These obligations have no stated maturity.

As a market maker in U.S. Government, agency, corporate, and municipal securities, we enter into agreements to purchase and sell such securities. As of December 31, 2006 and 2005, we had outstanding commitments to purchase securities of $10 million and $30 million and outstanding commitments to sell securities of $5 million and $22 million, respectively. These agreements at December 31, 2006 have remaining terms of one month or less.

The contractual or notional amount of financial instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the actual level of risk. As of December 31, 2006 and 2005, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $6.7 billion and $6.1 billion, respectively.

At December 31, 2006, we were required to maintain cash balances of $44.9 million with the Federal Reserve Banks to meet minimum balance requirements in accordance with Federal Reserve Board regulations.

As of December 31, 2006, the Parent has guaranteed approximately $306.0 million of debt issued by our subsidiaries, as discussed in Note 13. See Note 6 for the discussion of Zions Bank’s commitment of $6.12 billion at December 31, 2006 to Lockhart, which is a QSPE conduit.

We are a defendant in various legal proceedings arising in the normal course of business. We do not believe that the outcome of any such proceedings will have a material effect on our results of operations, financial position, or liquidity.

We have commitments for leasing premises and equipment under the terms of noncancelable capital and operating leases expiring from 2007 to 2031. Premises leased under capital leases at December 31, 2006 were $2.7 million and accumulated amortization was $2.6 million. Amortization applicable to premises leased under capital leases is included in depreciation expense.

Future aggregate minimum rental payments under existing noncancelable operating leases at December 31, 2006 are as follows (in thousands):

2007	$41,609
2008	40,321
2009	36,081
2010	31,079
2011	27,673
Thereafter	159,645

$336,408

Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: $1.9 million in 2007, $1.7 million in 2008, $1.1 million in 2009, $0.6 million in 2010, $0.4 million in 2011, and $0.6 million thereafter. Aggregate rental expense on operating leases amounted to $51.5 million in 2006, $41.6 million in 2005, and $40.6 million in 2004.

We have a lease agreement on our corporate headquarters which provided for a rent holiday through December 31, 2006 while the building was being reconstructed. The reconstruction began in March 2005 and the lease term of this operating lease began in October 2005. We recorded and deferred rent expense during the rent holiday at applicable lease rates based on our occupancy of the building. We also recorded leasehold improvements funded by the landlord incentive and amortize them over their estimated useful lives or the term of the lease, whichever is shorter. The amount of deferred rent, including the leasehold improvements, is amortized using the straight-line method over the term of the lease, in accordance with applicable accounting and other SEC guidance.

We have no material related party transactions requiring disclosure. In the ordinary course of business, the Company and its banking subsidiaries extend credit to related parties, including executive officers, directors, principal shareholders, and their associates and related interests. These related party loans are made in compliance with applicable banking regulations under substantially the same terms as comparable third-party lending arrangements.

19.    REGULATORY MATTERS

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of December 31, 2006, that we meet all capital adequacy requirements to which we are subject.

As of December 31, 2006, our capital ratios exceeded the minimum capital levels, and we are considered well capitalized under the regulatory framework for prompt corrective action. Our subsidiary banks also met the well capitalized minimum. To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events that we believe have changed our regulatory category.

Dividends declared by our banking subsidiaries in any calendar year may not, without the approval of the appropriate federal regulator, exceed their net earnings for that year combined with their net earnings less dividends paid for the preceding two years. We are also required to maintain the banking subsidiaries at the well capitalized level. At December 31, 2006, our banking subsidiaries had approximately $403.8 million available for the payment of dividends under the foregoing restrictions.

The actual capital amounts and ratios for the Company and its significant banking subsidiaries are as follows (in thousands):

	Actual		Minimum for capital adequacy purposes		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total capital (to risk-weighted assets)
The Company	$5,293,253	12.29%	$3,445,531	8.00%	$4,306,914	10.00%
Zions First National Bank	1,469,553	11.30	1,040,178	8.00	1,300,223	10.00
California Bank & Trust	1,200,874	11.50	835,632	8.00	1,044,541	10.00
Amegy Bank N.A.	916,454	10.35	708,239	8.00	885,299	10.00
Tier I capital (to risk-weighted assets)
The Company	3,437,413	7.98	1,722,766	4.00	2,584,148	6.00
Zions First National Bank	944,487	7.26	520,089	4.00	780,134	6.00
California Bank & Trust	751,100	7.19	417,816	4.00	626,724	6.00
Amegy Bank N.A.	636,517	7.19	354,120	4.00	531,180	6.00
Tier I capital (to average assets)
The Company	3,437,413	7.86	1,312,658	3.00	2,187,763	5.00
Zions First National Bank	944,487	6.50	435,736	3.00	726,227	5.00
California Bank & Trust	751,100	7.36	306,240	3.00	510,401	5.00
Amegy Bank N.A.	636,517	7.64	249,864	3.00	416,441	5.00

As of December 31, 2005:
Total capital (to risk-weighted assets)
The Company	$4,602,772	12.23%	$3,010,880	8.00%	$3,763,600	10.00%
Zions First National Bank	1,234,862	11.06	893,483	8.00	1,116,854	10.00
California Bank & Trust	1,086,594	10.90	797,474	8.00	996,843	10.00
Amegy Bank N.A.	609,400	8.65	563,895	8.00	704,869	10.00
Tier I capital (to risk-weighted assets)
The Company	2,830,419	7.52	1,505,440	4.00	2,258,160	6.00
Zions First National Bank	807,615	7.23	446,742	4.00	670,113	6.00
California Bank & Trust	692,103	6.94	398,737	4.00	598,106	6.00
Amegy Bank N.A.	559,364	7.94	281,948	4.00	422,922	6.00
Tier I capital (to average assets)
The Company	2,830,419	8.16	1,040,785	3.00	1,734,642	5.00
Zions First National Bank	807,615	6.35	381,662	3.00	636,104	5.00
California Bank & Trust	692,103	6.81	304,711	3.00	507,852	5.00
Amegy Bank N.A.	559,364	8.10	207,246	3.00	345,410	5.00

20.    RETIREMENT PLANS

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status through other comprehensive income in the years in which changes occur. While the Statement does not change the determination of net periodic benefit cost included in net income, it does expand disclosure requirements about certain effects on net periodic benefit cost that may arise in subsequent fiscal years. The recognition requirements are effective for fiscal years ending after December 15, 2006 for public entities. The Statement also requires an entity to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. The measurement requirement is effective for fiscal years ending after December 15, 2008.

We have adopted the recognition and measurement requirements at December 31, 2006 for all of the Company’s pension and postretirement plans. The incremental pretax effect on certain financial statement items was as follows (in thousands):

	Before application of SFAS 158	Adjustments				After application of SFAS 158
		Qualified pension	Supplemental retirement	Postretirement medical	Net
Intangible assets	$938		(938)		(938)	–
Liability for pension/postretirement benefits	(33,716)	(385)		1,341	956	(32,760)
Accumulated other comprehensive loss	25,893	385	938	(1,341)	(18)	25,875

The liability for pension/postretirement benefits is included in other liabilities in the balance sheet.

We have a qualified noncontributory defined benefit pension plan which was amended January 1, 2003 after which new employees were not allowed to participate. All service-related benefit accruals for existing participants ceased as of that date with certain grandfathering exceptions. Benefits vest under the plan upon completion of five years of vesting service. Plan assets consist principally of corporate equity securities, mutual fund investments, and cash investments. Plan benefits are defined as a lump-sum cash value or an annuity at retirement age.

The following presents the change in benefit obligation, change in fair value of plan assets, and funded status of the pension plan and amounts recognized in the balance sheet as of the measurement date of December 31 (in thousands):

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$157,404	148,962
Service cost	499	557
Interest cost	8,624	8,630
Actuarial (gain) loss	(3,242)	7,589
Benefits paid	(8,201)	(8,334)

Benefit obligation at end of year	155,084	157,404

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	124,288	122,444
Actual return on plan assets	15,207	10,178
Employer contribution	10,000	–
Benefits paid	(8,201)	(8,334)

Fair value of plan assets at end of year	141,294	124,288

Funded status	$(13,790)	(33,116)

Amounts recognized in balance sheet:
Liability for pension benefits	$(13,790)	(32,590)
Accumulated other comprehensive loss	25,221	34,894

Accumulated other comprehensive loss consists of:
Net loss	$25,221	34,894

The amount of net loss in accumulated other comprehensive loss at December 31, 2006 expected to be recognized as an expense component of net periodic benefit cost in 2007 is approximately $1.0 million. The accumulated benefit obligation for the pension plan was $154.7 million and $156.9 million as of December 31, 2006 and 2005, respectively. Future contributions to the plan will be based on actuarial recommendation utilizing pension regulations.

The following presents the components of net periodic benefit cost for the plan (in thousands):

	2006	2005	2004
Service cost	$499	557	598
Interest cost	8,624	8,630	8,430
Expected return on plan assets	(10,250)	(10,211)	(9,650)
Amortization of net actuarial loss	1,999	1,850	1,179

Net periodic benefit cost	$872	826	557

Weighted average assumptions for the plan are as follows:

	2006	2005	2004
Used to determine benefit obligation at year-end:
Discount rate	5.65%	5.60%	5.75%
Rate of compensation increase	4.25	4.25	4.25
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.60	5.75	6.25
Expected long-term return on plan assets	8.50	8.60	8.60
Rate of compensation increase	4.25	4.25	4.00

The discount rate reflects the yields available on long-term, high-quality fixed-income debt instruments with cash flows similar to the obligations of the plan, reset annually on the measurement date. The expected long-term rate of return on plan assets is based on a review of the target asset allocation of the plan. This rate is intended to approximate the long-term rate of return that we anticipate receiving on the plan’s investments, considering the mix of the assets that the plan holds as investments, the expected return of these underlying investments, the diversification of these investments, and the rebalancing strategy employed. An expected long-term rate of return is assumed for each asset class and an underlying inflation rate assumption is determined. The projected rate of compensation increases is management’s estimate of future pay increases that the remaining eligible employees will receive until their retirement.

Weighted average asset allocations at December 31 for the plan are as follows:

	2006	2005
Equity securities	5%	5%
Mutual funds:
Equity funds	14	14
Debt funds	18	17
Other:
Insurance company separate accounts – equity investments	60	59
Guaranteed deposit account	3	5

	100%	100%

The plan’s investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the plan. Investment objectives have been established by considering the plan’s liquidity needs and time horizon and the fiduciary standards under ERISA. The asset allocation strategy is developed to meet the plan’s long-term needs in a manner designed to control volatility and to reflect risk tolerance. Current target allocation percentages are 75% invested in equities and 25% invested in fixed income assets.

Equity securities consist of 91,606 shares of Company common stock with a fair value of $7.6 million at December 31, 2006 and 89,957 shares with a fair value of $6.8 million at December 31, 2005. Dividends received by the plan were approximately $143 thousand in 2006 and $130 thousand in 2005.

Benefit payments to pension plan participants, which reflect expected future service as appropriate, are estimated as follows for the years succeeding December 31, 2006 (in thousands):

2007	$8,513
2008	8,361
2009	9,168
2010	9,976
2011	9,021
Years 2012 - 2016	51,733

Amegy also has a defined benefit pension plan which has been frozen and will be terminated. The recorded liability for pension benefits of approximately $1.4 million at December 31, 2006 is considered actuarially sufficient for termination purposes.

We also have unfunded nonqualified supplemental retirement plans for certain current and former employees. The following presents the change in benefit obligation, change in fair value of plan assets, and funded status of these plans and amounts recognized in the balance sheet as of the measurement date of December 31 (in thousands):

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$13,415	13,155
Interest cost	719	730
Actuarial (gain) loss	(236)	269
Benefits paid	(846)	(739)

Benefit obligation at end of year	13,052	13,415

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	–	–
Employer contributions	846	739
Benefits paid	(846)	(739)

Fair value of plan assets at end of year	–	–

Funded status	$(13,052)	(13,415)

Amounts recognized in balance sheet:
Liability for pension benefits	$(13,052)	(13,415)
Accumulated other comprehensive loss	1,995	1,283

Accumulated other comprehensive loss consists of:
Net loss	$1,057	na
Prior service cost	922	na
Transition liability	16	na

	$1,995	1,283

The amounts in accumulated other comprehensive loss at December 31, 2006 expected to be recognized as an expense component of net periodic benefit cost in 2007 are estimated as follows (in thousands):

Net gain	$(12)
Prior service cost	124
Transition liability	16

$128

The following presents the components of net periodic benefit cost for these plans (in thousands):

	2006	2005	2004
Interest cost	$719	730	766
Amortization of net actuarial gain	(10)	(16)	(32)
Amortization of prior service cost	124	124	124
Amortization of transition liability	16	16	16

Net periodic benefit cost	$849	854	874

Weighted average assumptions applicable for these plans are the same as the pension plan. Each year, Company contributions to these plans are made in amounts sufficient to meet benefit payments to plan participants. These benefit payments are estimated as follows for the years succeeding December 31, 2006 (in thousands):

2007	$1,642
2008	1,288
2009	1,142
2010	1,171
2011	1,233
Years 2012 - 2016	5,094

We are also obligated under several other supplemental retirement plans for certain current and former employees. At December 31, 2006 and 2005, our liability was $5.4 million and $5.5 million, respectively for these plans.

We also sponsor an unfunded defined benefit health care plan that provides postretirement medical benefits to certain full-time employees who met minimum age and service requirements. The plan is contributory with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Plan coverage is provided by self-funding or health maintenance organizations (HMOs) options. Reductions in our obligations to provide benefits resulting from cost sharing changes have been applied to reduce the plan’s unrecognized transition obligation. In 2000, we increased our contribution toward retiree medical coverage and permanently froze our contributions. Retirees pay the difference between the full premium rates and our capped contribution.

The following table presents the change in benefit obligations, change in fair value of plan assets, and funded status of the plan and amounts recognized in the balance sheet as of the measurement date of December 31 (in thousands):

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$6,454	6,539
Service cost	101	118
Interest cost	326	357
Actuarial (gain) loss	(337)	91
Benefits paid	(625)	(651)

Benefit obligation at end of year	5,919	6,454

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	–	–
Employer contributions	625	651
Benefits paid	(625)	(651)

Fair value of plan assets at end of year	–	–

Funded status	$(5,919)	(6,454)

Amounts recognized in balance sheet:
Liability for postretirement benefits	$(5,919)	(7,791)
Accumulated other comprehensive loss	(1,341)	–

Accumulated other comprehensive loss consists of:
Net gain	$(1,341)	–

The amount of net gain in accumulated other comprehensive loss at December 31, 2006 expected to be recognized as a component of net periodic benefit cost in 2007 is approximately $268 thousand.

The following presents the components of net periodic benefit cost for the plan (in thousands):

	2006	2005	2004
Service cost	$101	118	103
Interest cost	326	357	385
Amortization of prior service cost	–	–	85
Amortization of net actuarial gain	(333)	(357)	(512)

Net periodic benefit cost	$94	118	61

Weighted average assumptions for the plan are as follows:

	2006	2005	2004
Used to determine benefit obligation at year-end:
Discount rate	5.65%	5.60%	5.75%
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.60	5.75	6.25

Because our contribution rate is capped, there is no effect on the plan from assumed increases or decreases in health care cost trends. Each year, Company contributions to the plan are made in amounts sufficient to meet benefit payments to plan participants. These benefit payments are estimated as follows for the years succeeding December 31, 2006 (in thousands):

2007	$593
2008	571
2009	552
2010	536
2011	519
Years 2012 - 2016	2,351

We have a 401(k) and employee stock ownership plan (“Payshelter”) under which employees select from several investment alternatives excluding the Company’s common stock. Effective in July 2006, employees can contribute up to 80% of their earnings to the Payshelter plan which will be matched 100% by the Company for the first 3% of employee contributions and 50% for the next 2% of employee contributions. Our matching contributions are invested in the Company’s common stock and amounted to $17.3 million in 2006, $12.4 million in 2005, and $11.3 million in 2004.

The Payshelter plan also has a noncontributory profit sharing feature which is discretionary and may range from 0% to 6% of eligible compensation based upon the Company’s return on average common equity for the year. For 2006 and 2005, the contribution percentage was 4% for each year, and the related profit sharing expense was $17.9 million and $13.2 million, respectively. Our profit sharing contribution is also invested in the Company’s common stock. The range and resulting contribution percentage were increased in 2005 because we discontinued the broad-based employee stock option plan, as discussed in Note 17. Amegy’s 401(k) plan was merged into the Payshelter plan in July 2006.

21.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of principal financial instruments are summarized as follows (in thousands):

	December 31, 2006		December 31, 2005
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and due from banks	$1,938,810	1,938,810	1,706,590	1,706,590
Money market investments	369,276	369,276	666,742	666,742
Investment securities	5,767,467	5,763,171	6,057,212	6,049,679
Loans and leases, net of allowance	34,302,406	34,311,063	29,788,537	29,798,159
Derivatives (included in other assets)	51,749	51,749	53,056	53,056

Total financial assets	$42,429,708	42,434,069	38,272,137	38,274,226

Financial liabilities:
Demand, savings, and money market deposits	$25,869,197	25,869,197	26,009,587	26,009,587
Time deposits	6,560,023	6,574,080	4,453,385	4,452,249
Foreign deposits	2,552,526	2,551,651	2,179,436	2,183,726
Securities sold, not yet purchased	50,416	50,416	64,654	64,654
Federal funds purchased and security repurchase agreements	2,927,540	2,927,540	2,283,320	2,283,320
Derivatives (included in other liabilities)	63,191	63,191	77,980	77,980
Commercial paper, FHLB advances and other borrowings	875,490	880,630	420,477	429,900
Long-term debt	2,357,721	2,384,806	2,511,366	2,541,620

Total financial liabilities	$41,256,104	41,301,511	38,000,205	38,043,036

Financial Assets

The estimated fair value approximates the carrying value of cash and due from banks and money market investments. For investment securities, the fair value is based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or a discounted cash flow model based on established market rates. The fair value of fixed-rate loans is estimated by discounting future cash flows using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. Variable-rate loans reprice with changes in market rates. As such, their carrying amounts are deemed to approximate fair value.

Financial Liabilities

The estimated fair value of demand, savings, and money market deposits is the amount payable on demand at the reporting date. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the use of the carrying value because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately. The estimated fair value of securities sold not yet purchased, federal funds purchased, and security repurchase agreements also approximates the carrying value. The fair value of time and foreign deposits is estimated by discounting future cash flows using the LIBOR yield curve. Commercial paper is issued for short terms of duration. The fair value of fixed rate FHLB advances is estimated by discounting future cash flows using the LIBOR yield curve. Variable rate FHLB advances reprice with changes in market rates; as such, their carrying amounts approximate their fair value. Other borrowings are not significant. The estimated fair value of long-term debt is based on discounting cash flows using the LIBOR yield curve plus credit spreads.

Derivative Instruments

The fair value of the derivatives reflects the estimated amounts that we would receive or pay to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information. Interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates derived from observed market interest rate curves.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit and letters of credit, based on fees currently charged for similar commitments, is not significant.

Limitations

These fair value disclosures represent our best estimates, based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the various instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates.

Further, certain financial instruments and all nonfinancial instruments are excluded from applicable disclosure requirements. Therefore, the fair value amounts shown in the table do not, by themselves, represent the underlying value of the Company as a whole.

22.    OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of December 31, 2006, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. The operating segment identified as “Other” includes the Parent, certain nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO (see Note 1), and eliminations of transactions between segments. Results for Amegy in 2005 only include the month of December.

The accounting policies of the individual operating segments are the same as those of the Company as described in Note 1. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

The Company previously had a program where interest rate swaps were recorded and managed by Zions Bank for the benefit of other banking subsidiaries and hedge income was appropriately allocated. Starting in 2003, new interest rate swaps were recorded directly by the banking subsidiaries. In 2006 and 2005 for hedges remaining from the previous program, the amount of hedge income allocated to/from Zions Bank was not material. In the following tables presenting operating segment information, hedge income allocated to/from participating banking subsidiaries and hedge income recognized directly by these banking subsidiaries are presented as separate line items.

The following is a summary of selected operating segment information for the years ended December 31, 2006, 2005 and 2004 (in millions):

	Zions Bank	CB&T	Amegy	NBA	NSB	Vectra	TCBW	Other	Consolidated Company
2006:
Net interest income excluding hedge income	$473.9	487.9	306.0	218.4	201.4	100.5	35.5	(18.9)	1,804.7
Hedge expense recorded directly at subsidiary	(2.2)	(18.5)	(1.3)	(3.3)	(3.9)	(6.0)	(1.8)	(3.0)	(40.0)
Allocated hedge income (expense)	0.6	–	–	(0.2)	–	(0.3)	(0.1)	–	–

Net interest income	472.3	469.4	304.7	214.9	197.5	94.2	33.6	(21.9)	1,764.7
Provision for loan losses	19.9	15.0	7.8	16.3	8.7	4.2	0.5	0.2	72.6

Net interest income after provision for loan losses	452.4	454.4	296.9	198.6	188.8	90.0	33.1	(22.1)	1,692.1
Noninterest income	263.7	80.7	114.9	25.4	31.2	26.8	2.0	6.5	551.2
Noninterest expense	426.1	244.6	283.5	103.0	110.8	85.0	13.9	63.5	1,330.4

Income (loss) before income taxes and minority interest	290.0	290.5	128.3	121.0	109.2	31.8	21.2	(79.1)	912.9
Income tax expense (benefit)	98.1	117.9	39.5	47.8	38.1	11.7	7.0	(42.1)	318.0
Minority interest	0.1	–	1.8	–	–	–	–	9.9	11.8

Net income (loss)	191.8	172.6	87.0	73.2	71.1	20.1	14.2	(46.9)	583.1
Preferred stock dividend	–	–	–	–	–	–	–	3.8	3.8

Net earnings applicable to common shareholders	$191.8	172.6	87.0	73.2	71.1	20.1	14.2	(50.7)	579.3

Assets	$14,823	10,416	10,366	4,599	3,916	2,385	808	(343)	46,970
Net loans and leases(1)	10,702	8,092	6,352	4,066	3,214	1,725	428	89	34,668
Deposits	10,450	8,410	7,329	3,695	3,401	1,712	513	(528)	34,982
Shareholder’s equity:
Preferred equity	–	–	–	–	–	–	–	240	240
Common equity	972	1,123	1,805	346	273	314	56	(142)	4,747
Total shareholder’s equity	972	1,123	1,805	346	273	314	56	98	4,987

	Zions Bank	CB&T	Amegy	NBA	NSB	Vectra	TCBW	Other	Consolidated Company
2005:
Net interest income excluding hedge income	$405.8	451.0	25.5	186.2	170.4	88.1	29.7	(2.4)	1,354.3
Hedge income (expense) recorded directly at subsidiary	2.3	0.4	–	1.3	0.9	0.9	(0.1)	1.4	7.1
Allocated hedge income (expense)	(0.2)	–	–	0.1	–	0.1	–	–	–

Net interest income	407.9	451.4	25.5	187.6	171.3	89.1	29.6	(1.0)	1,361.4
Provision for loan losses	26.0	9.9	–	5.2	(0.4)	1.6	1.0	(0.3)	43.0

Net interest income after provision for loan losses	381.9	441.5	25.5	182.4	171.7	87.5	28.6	(0.7)	1,318.4
Noninterest income	269.2	75.0	9.0	21.5	31.0	26.6	1.6	3.0	436.9
Noninterest expense	391.1	243.9	23.7	97.8	106.2	86.8	12.6	50.7	1,012.8
Impairment loss on goodwill	0.6	–	–	–	–	–	–	–	0.6

Income (loss) before income taxes and minority interest	259.4	272.6	10.8	106.1	96.5	27.3	17.6	(48.4)	741.9
Income tax expense (benefit)	85.4	109.7	3.3	42.1	33.4	9.7	5.5	(25.7)	263.4
Minority interest	(0.1)	–	–	–	–	–	–	(1.5)	(1.6)

Net income (loss)	$174.1	162.9	7.5	64.0	63.1	17.6	12.1	(21.2)	480.1

Assets	$12,651	10,896	9,350	4,209	3,681	2,324	789	(1,120)	42,780
Net loans and leases(1)	8,510	7,671	5,389	3,698	2,846	1,539	402	72	30,127
Deposits	9,213	8,896	6,905	3,599	3,171	1,636	442	(1,220)	32,642
Shareholder’s equity	836	1,072	1,768	299	244	299	50	(331)	4,237

2004:
Net interest income excluding hedge income	$340.5	396.4	–	139.0	140.2	79.0	23.2	(1.8)	1,116.5
Hedge income recorded directly at subsidiary	18.7	13.8	–	0.6	1.7	5.8	1.6	2.1	44.3
Allocated hedge income (expense)	(15.4)	–	–	4.0	1.5	7.3	2.6	–	–

Net interest income	343.8	410.2	–	143.6	143.4	92.1	27.4	0.3	1,160.8
Provision for loan losses	24.7	10.7	–	4.0	3.4	(0.7)	2.0	–	44.1

Net interest income after provision for loan losses	319.1	399.5	–	139.6	140.0	92.8	25.4	0.3	1,116.7
Noninterest income	265.9	77.5	–	21.6	31.6	29.6	2.2	3.1	431.5
Noninterest expense	350.4	234.1	–	86.1	96.4	92.6	11.4	52.2	923.2
Impairment loss on goodwill	0.6	–	–	–	–	–	–	–	0.6

Income (loss) before income taxes and minority interest	234.0	242.9	–	75.1	75.2	29.8	16.2	(48.8)	624.4
Income tax expense (benefit)	77.6	97.1	–	29.7	25.8	10.6	4.9	(25.6)	220.1
Minority interest	(0.3)	–	–	–	–	–	–	(1.4)	(1.7)

Net income (loss)	$156.7	145.8	–	45.4	49.4	19.2	11.3	(21.8)	406.0

Assets	$11,880	10,186	–	3,592	3,339	2,319	726	(572)	31,470
Net loans and leases(1)	7,876	7,132	–	3,129	2,549	1,465	379	97	22,627
Deposits	8,192	8,329	–	3,046	2,951	1,577	417	(1,220)	23,292
Shareholder’s equity	756	1,031	–	264	220	322	50	147	2,790

(1)	Net of unearned income and fees, net of related costs.

23.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial information by quarter for 2006 and 2005 is as follows (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth	Year
2006:
Gross interest income	$638,655	686,616	731,553	761,297	2,818,121
Net interest income	422,847	436,327	446,511	459,039	1,764,724
Provision for loan losses	14,512	17,022	14,363	26,675	72,572
Noninterest income:
Securities gains, net	801	3,392	14,743	5,321	24,257
Other noninterest income	127,687	134,119	130,586	134,560	526,952
Noninterest expense	324,455	333,028	330,028	342,926	1,330,437
Income before income taxes and minority interest	212,368	223,788	247,449	229,319	912,924
Net income	137,633	145,310	153,674	146,508	583,125
Preferred stock dividend	–	–	–	3,835	3,835
Net earnings applicable to common shareholders	137,633	145,310	153,674	142,673	579,290

Net earnings per common share:
Basic	$1.30	1.37	1.45	1.34	5.46
Diluted	1.28	1.35	1.42	1.32	5.36

2005:
Gross interest income	$422,841	455,736	483,277	548,402	1,910,256
Net interest income	314,951	330,928	340,652	374,819	1,361,350
Provision for loan losses	9,383	11,417	12,107	10,116	43,023
Noninterest income:
Securities gains (losses), net	(54)	(3,965)	1,365	2,187	(467)
Other noninterest income	102,953	109,897	109,130	115,440	437,420
Noninterest expense	239,238	242,046	247,718	283,789	1,012,791
Impairment loss on goodwill	–	–	–	602	602
Income before income taxes and minority interest	169,229	183,397	191,322	197,939	741,887
Net income	110,234	118,810	122,970	128,107	480,121

Net income per common share:
Basic	$1.23	1.32	1.37	1.35	5.27
Diluted	1.20	1.30	1.34	1.32	5.16

24.    PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(In thousands)	2006	2005
ASSETS
Cash and due from banks	$1,907	2,057
Interest-bearing deposits	183,497	101,000
Investment securities – available for sale, at market	422,041	581,128
Other noninterest-bearing investments	62,830	68,861
Investments in subsidiaries:
Commercial banks and bank holding company	4,899,646	4,586,756
Other operating companies	58,266	25,069
Nonoperating – Zions Municipal Funding, Inc.(1)	429,126	412,868
Receivables from subsidiaries:
Commercial banks	1,294,452	617,702
Other	13,420	6,095
Other assets	83,432	106,731

	$7,448,617	6,508,267

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$104,312	95,854
Commercial paper	220,507	167,188
Subordinated debt to affiliated trusts	324,709	324,709
Long-term debt	1,812,066	1,683,252

Total liabilities	2,461,594	2,271,003

Shareholders’ equity:
Preferred stock	240,000	–
Common stock	2,230,303	2,156,732
Retained earnings	2,602,189	2,179,885
Accumulated other comprehensive loss	(75,849)	(83,043)
Deferred compensation	(9,620)	(16,310)

Total shareholders’ equity	4,987,023	4,237,264

	$7,448,617	6,508,267

(1)	Zions Municipal Funding, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)	2006	2005	2004
Interest income:
Commercial bank subsidiaries	$62,146	30,485	13,320
Other subsidiaries and affiliates	1,245	1,168	1,265
Other loans and securities	32,881	37,025	30,943

Total interest income	96,272	68,678	45,528

Interest expense:
Affiliated trusts	25,964	25,966	25,971
Other borrowed funds	112,726	61,277	33,304

Total interest expense	138,690	87,243	59,275

Net interest loss	(42,418)	(18,565)	(13,747)
Provision for loan losses	(8)	(37)	(29)

Net interest loss after provision for loan losses	(42,410)	(18,528)	(13,718)

Other income:
Dividends from consolidated subsidiaries:
Commercial banks	431,000	261,250	296,250
Other operating companies	600	300	–
Equity and fixed income securities gains, net	8,180	1,534	1,116
Other income	2,730	3,522	5,601

	442,510	266,606	302,967

Expenses:
Salaries and employee benefits	14,841	14,078	17,431
Other operating expenses	23,388	18,001	15,520

	38,229	32,079	32,951

Income before income tax benefit and undistributed income of consolidated subsidiaries	361,871	215,999	256,298
Income tax benefit	29,541	21,207	20,095

Income before equity in undistributed income of consolidated subsidiaries	391,412	237,206	276,393
Equity in undistributed income of consolidated subsidiaries:
Commercial banks and bank holding company	190,756	239,821	130,987
Other operating companies	(15,302)	(12,081)	(13,860)
Nonoperating – Zions Municipal Funding, Inc.	16,259	15,175	12,467

Net income	583,125	480,121	405,987
Preferred stock dividend	3,835	–	–

Net earnings applicable to common shareholders	$579,290	480,121	405,987

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$583,125	480,121	405,987
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of consolidated subsidiaries	(191,713)	(242,915)	(129,594)
Equity and fixed income securities gains, net	(8,180)	(1,534)	(1,116)
Other	34,160	40,048	12,351

Net cash provided by operating activities	417,392	275,720	287,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(82,497)	3,774	(69,091)
Collection of advances to subsidiaries	18,706	28,320	28,782
Advances to subsidiaries	(702,581)	(131,600)	(163,442)
Proceeds from sales and maturities of equity and fixed income securities	166,085	42,958	394,118
Purchases of investment securities	–	(42,221)	(334,466)
Increase of investment in subsidiaries	(137,206)	(32,280)	(87,500)
Cash paid for acquisition	–	(609,523)	–
Other	(7,983)	(8,255)	(18,101)

Net cash used in investing activities	(745,476)	(748,827)	(249,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and other borrowings under one year	53,319	1,741	39,303
Proceeds from issuance of long-term debt	395,000	595,134	300,000
Payments on long-term debt	(248,425)	–	(240,000)
Proceeds from issuance of preferred stock	235,833	–	–
Proceeds from issuance of common stock	79,511	90,800	82,250
Payments to redeem common stock	(26,483)	(82,211)	(104,881)
Dividends paid on preferred stock	(3,835)	–	–
Dividends paid on common stock	(156,986)	(130,300)	(114,600)

Net cash provided by (used in) financing activities	327,934	475,164	(37,928)

Net increase (decrease) in cash and due from banks	(150)	2,057	–
Cash and due from banks at beginning of year	2,057	–	–

Cash and due from banks at end of year	$1,907	2,057	–

The Parent has a $40 million line of credit available from CB&T, which was unused as of December 31, 2006. Interest is at a variable rate based on specified indices. Any amount loaned requires collateral of cash or securities.

The Parent paid interest of $135.0 million in 2006, $80.5 million in 2005, and $56.5 million in 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, these disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 16, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 16, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans:

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Zions Bancorporation 2005 Stock Option and Incentive Plan	1,822,194	$ 76.60	6,630,337

Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan	174,289	53.78	–

Zions Bancorporation Key Employee Incentive Stock Option Plan	2,838,696	52.16	–

Equity Compensation Plans Not Approved by Security Holders:
1998 Non-Qualified Stock Option and Incentive Plan	330,443	57.74	–

Total	5,165,622		6,630,337

(1)	The table does not include information for equity compensation plans assumed by the Company in mergers. A total of 1,521,167 shares of common stock with a weighted average exercise price of $45.49 were issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2006. The Company cannot grant additional awards under these assumed plans. Column (a) also excludes 420,133 shares of restricted stock. The 6,630,337 shares available for future issuance can be in the form of an option, under the Zions Bancorporation 2005 Stock Option and Incentive Plan, or in restricted stock.

Other information required by Item 12 is incorporated by reference from the Company’s Proxy Statement to be dated approximately March 16, 2007.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 16, 2007.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 16, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial statements – The following consolidated financial statements of Zions Bancorporation and subsidiaries are filed as part of this Form 10-K under Item 8, Financial Statements and Supplementary Data:

		Consolidated balance sheets – December 31, 2006 and 2005

		Consolidated statements of income – Years ended December 31, 2006, 2005, and 2004

		Consolidated statements of changes in shareholders’ equity and comprehensive income – Years ended December 31, 2006, 2005, and 2004

		Consolidated statements of cash flows – Years ended December 31, 2006, 2005, and 2004

		Notes to consolidated financial statements – December 31, 2006

	(2)	Financial statement schedules – All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.

	(3)	List of Exhibits:

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007 (filed herewith).

3.7	Restated Bylaws of Zions Bancorporation dated January 27, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed on February 2, 2006.	*

4.1	Senior Debt Indenture dated September 10, 2002 between Zions Bancorporation and J.P. Morgan Trust Company, N.A., as trustee, with respect to senior debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.1 of Form S-3ARS filed March 31, 2006.	*

4.2	Subordinated Debt Indenture dated September 10, 2002 between Zions Bancorporation and J.P. Morgan Trust Company, N.A., as trustee, with respect to subordinated debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.2 of Form S-3ARS filed March 31, 2006.	*

4.3	Junior Subordinated Indenture dated August 21, 2002 between Zions Bancorporation and J.P. Morgan Trust Company, N.A., as trustee, with respect to junior subordinated debentures of Zions Bancorporation, incorporated by reference to Exhibit 4.3 of Form S-3ARS filed March 31, 2006.	*

10.1	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2002-2005, incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2002.	*

10.2	Zions Bancorporation 2003-2005 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2003.	*

10.3	Form of Zions Bancorporation 2003-2005 Value Sharing Plan, Subsidiary Banks, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2003.	*

10.4	Zions Bancorporation 2006-2008 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2006.	*

10.5	Form of Zions Bancorporation 2006-2008 Value Sharing Plan, Subsidiary Banks, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2006.	*

10.6	2005 Management Incentive Compensation Plan, incorporated by reference to Appendix II of the Proxy Statement contained in the Company’s Schedule 14A filed on April 4, 2005.	*

10.7	Zions Bancorporation Restated Deferred Compensation Plan (Effective January 1, 2005), incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2006.	*

10.8	Zions Bancorporation Second Restated Deferred Compensation Plan for Directors (Effective January 1, 2005), incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2006.	*

10.9	Zions Bancorporation Restated Excess Benefit Plan (Effective January 1, 2005), incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2006.	*

10.10	Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002 (filed herewith).

10.11	Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, dated January 6, 2005, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2004.	*

10.12	Amendment to Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006 (filed herewith).

10.13	Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006 (filed herewith).

10.14	Revised Schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006 (filed herewith).

10.15	Zions Bancorporation Restated Pension Plan effective January 1, 2001, including amendments adopted through January 31, 2002, incorporated by reference to Exhibit 10.17 of Form 10-K for the year ended December 31, 2001.	*

10.16	Amendment dated December 31, 2002 to Zions Bancorporation Restated Pension Plan, incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2002.	*

10.17	Second Amendment to the Restated and Amended Zions Bancorporation Pension Plan dated September 4, 2003, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2005.	*

10.18	Third Amendment to the Zions Bancorporation Pension Plan dated September 4, 2003, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2005.	*

10.19	Fourth Amendment to the Restated and Amended Zions Bancorporation Pension Plan dated March 28, 2005, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2005.	*

10.20	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2002.	*

10.21	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Established and Restated Effective January 1, 2003, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2003.	*

10.22	First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated November 20, 2003, incorporated by reference to Exhibit 10.19 of Form 10-K for the year ended December 31, 2004.	*

10.23	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2003, incorporated by reference to Exhibit 10.20 of Form 10-K for the year ended December 31, 2004.	*

10.24	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 1, 2004, incorporated by reference to Exhibit 10.21 of Form 10-K for the year ended December 31, 2004.	*

10.25	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated March 18, 2005, incorporated by reference to Exhibit 10.31 of Form 10-Q for the quarter ended March 31, 2005.	*

10.26	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated February 28, 2006, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2006.	*

10.27	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated July 31, 2006, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2006.	*

10.28	Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 28, 2006 (filed herewith).

10.29	Amended and Restated Zions Bancorporation Key Employee Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2004.	*

10.30	Amended and Restated Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.18 of Form 10-Q for the quarter ended June 30, 2002.	*

10.31	Zions Bancorporation 1998 Non-Qualified Stock Option and Incentive Plan, as amended April 25, 2003, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2003.	*

10.32	Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 4.7 of Form S-8 filed on May 6, 2005.	*

10.33	Standard Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended March 31, 2005.	*

10.34	Standard Directors Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2005.	*

10.35	Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.7 of Form 10-Q for the quarter ended March 31, 2005.	*

10.36	Amegy Bancorporation 1996 Stock Option Plan, as amended and restated as of June 4, 2002, incorporated by reference to Exhibit 10.1 to Amegy Bancorporation’s Form 10-Q for the period ended June 30, 2002.	*

10.37	Fourth Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended September 30, 2006.	*

10.38	Amegy Bancorporation 2004 Omnibus Incentive Plan, incorporated by reference to Appendix B to Amegy Bancorporation’s Definitive Proxy Statement filed on March 25, 2004.	*

10.39	Form of Change in Control Agreement between the Company and Certain Executive Officers, including Harris H. Simmons, Doyle L. Arnold, and Stanley D. Savage, (filed herewith).

10.40	Employment Agreement between the Company and Paul B. Murphy (filed herewith).

10.41	Employment Agreement between the Company and Scott J. McLean (filed herewith).

12	Ratio of Earnings to Fixed Charges (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

*	Incorporated by reference

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIONS BANCORPORATION

March 1, 2007	By /s/ HARRIS H. SIMMONS
HARRIS H. SIMMONS, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 1, 2007

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