Form 10-Q
period 2007-03-31
ZIONS BANCORPORATION /UT/
filed 2007-05-10
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 30, 2007	108,099,964 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL	INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2007	December 31, 2006	March 31, 2006
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,574,519	$1,938,810	$1,584,857
Money market investments:
Interest-bearing deposits	17,325	43,203	51,942
Federal funds sold	527,691	55,658	178,406
Security resell agreements	439,722	270,415	238,762
Investment securities:
Held to maturity, at cost (approximate market value $663,474, $648,828 and $633,784)	667,269	653,124	644,212
Available for sale, at market	4,909,220	5,050,907	5,187,979
Trading account, at market (includes $1,095, $34,494 and $34,340 transferred as collateral under repurchase agreements)	32,438	63,436	151,924

	5,608,927	5,767,467	5,984,115
Loans:
Loans held for sale	266,880	252,818	311,655
Loans and leases	35,832,061	34,566,118	30,958,190

	36,098,941	34,818,936	31,269,845
Less:
Unearned income and fees, net of related costs	154,093	151,380	129,519
Allowance for loan losses	371,213	365,150	341,261

Loans and leases, net of allowance	35,573,635	34,302,406	30,799,065

Other noninterest-bearing investments	988,015	1,022,383	971,569
Premises and equipment, net	645,391	609,472	565,327
Goodwill	2,011,889	1,900,517	1,884,225
Core deposit and other intangibles	192,677	162,134	188,384
Other real estate owned	9,682	9,250	24,964
Other assets	969,393	888,511	846,413

	$48,558,866	$46,970,226	$43,318,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$9,761,255	$10,010,310	$9,953,003
Interest-bearing:
Savings and money market	15,003,091	14,673,478	15,384,663
Internet money market	1,464,535	1,185,409	970,238
Time under $100,000	2,485,720	2,257,967	1,959,351
Time $100,000 and over	5,086,948	4,302,056	2,693,417
Foreign	2,524,190	2,552,526	1,912,036

	36,325,739	34,981,746	32,872,708

Securities sold, not yet purchased	190,878	175,993	55,577
Federal funds purchased	2,132,682	1,993,483	1,484,049
Security repurchase agreements	924,922	934,057	1,096,420
Other liabilities	662,589	621,922	677,495
Commercial paper	186,978	220,507	153,286
Federal Home Loan Bank advances and other borrowings:
One year or less	323,598	517,925	4,264
Over one year	129,446	137,058	134,043
Long-term debt	2,382,173	2,357,721	2,467,476

Total liabilities	43,259,005	41,940,412	38,945,318

Minority interest	38,691	42,791	28,895
Shareholders’ equity:
Capital stock:
Preferred stock, without par value, authorized 3,000,000 shares:
Series A (liquidation preference $1,000 per share); issued and outstanding 240,000 shares	240,000	240,000	–
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 109,052,149, 106,720,884 and 106,070,045 shares	2,381,509	2,230,303	2,197,245
Retained earnings	2,719,502	2,602,189	2,279,383
Accumulated other comprehensive loss	(69,257)	(75,849)	(123,099)
Deferred compensation	(10,584)	(9,620)	(9,713)

Total shareholders’ equity	5,261,170	4,987,023	4,343,816

	$48,558,866	$46,970,226	$43,318,029

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2007	2006

Interest income:
Interest and fees on loans	$674,577	$542,784
Interest on loans held for sale	3,875	4,046
Lease financing	5,206	4,130
Interest on money market investments	6,342	6,432
Interest on securities:
Held to maturity – taxable	2,203	2,215
Held to maturity – nontaxable	6,091	5,531
Available for sale – taxable	68,507	69,104
Available for sale – nontaxable	2,458	2,339
Trading account	1,192	2,074

Total interest income	770,451	638,655

Interest expense:
Interest on savings and money market deposits	113,103	86,623
Interest on time and foreign deposits	112,885	59,485
Interest on short-term borrowings	48,692	28,563
Interest on long-term debt	38,688	41,137

Total interest expense	313,368	215,808

Net interest income	457,083	422,847
Provision for loan losses	9,111	14,512

Net interest income after provision for loan losses	447,972	408,335

Noninterest income:
Service charges and fees on deposit accounts	43,385	38,609
Loan sales and servicing income	9,258	15,468
Other service charges, commissions and fees	45,153	39,683
Trust and wealth management income	8,216	6,724
Income from securities conduit	6,515	8,406
Dividends and other investment income	11,093	9,209
Trading and nonhedge derivative income	5,200	4,425
Equity securities gains, net	5,198	550
Fixed income securities gains, net	3,701	251
Other	7,695	5,163

Total noninterest income	145,414	128,488

Noninterest expense:
Salaries and employee benefits	205,587	185,855
Occupancy, net	26,589	24,081
Furniture and equipment	23,267	23,004
Legal and professional services	9,537	8,509
Postage and supplies	8,047	7,715
Advertising	6,457	5,985
Debt extinguishment cost	89	–
Impairment losses on long-lived assets	–	1,304
Merger related expense	2,406	6,807
Amortization of core deposit and other intangibles	11,129	10,693
Provision for unfunded lending commitments	306	(279)
Other	58,565	50,781

Total noninterest expense	351,979	324,455

Income before income taxes and minority interest	241,407	212,368
Income taxes	88,854	75,258
Minority interest	(705)	(523)

Net income	153,258	137,633
Preferred stock dividend	3,603	–

Net earnings applicable to common shareholders	$149,655	$137,633

Weighted average common shares outstanding during the period:
Basic shares	108,414	105,472
Diluted shares	110,107	107,725

Net earnings per common share:
Basic	$1.38	$1.30
Diluted	1.36	1.28

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

    AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Total shareholders’ equity
Balance, December 31, 2006	$240,000	$2,230,303	$2,602,189	$(75,849)	$(9,620)	$4,987,023
Cumulative effect of change in accounting principle, adoption of FIN 48			10,408			10,408
Comprehensive income:
Net income for the period			153,258			153,258
Other comprehensive income, net of tax:
Net realized and unrealized holding losses on investments and retained interests				(1,503)
Reclassification for net realized gains on investments recorded in operations				(3,845)
Net unrealized gains on derivative instruments				11,940

Other comprehensive income				6,592		6,592

Total comprehensive income						159,850
Stock redeemed and retired		(103,242)				(103,242)
Net stock options exercised		42,139				42,139
Common stock issued in acquisition		206,075				206,075
Share-based compensation		6,234				6,234
Dividend declared on preferred stock			(3,603)			(3,603)
Cash dividends on common stock, $.39 per share			(42,750)			(42,750)
Change in deferred compensation					(964)	(964)

Balance, March 31, 2007	$240,000	$2,381,509	$2,719,502	$(69,257)	$(10,584)	$5,261,170

Balance, December 31, 2005	$–	$2,156,732	$2,179,885	$(83,043)	$(16,310)	$4,237,264
Comprehensive income:
Net income for the period			137,633			137,633
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests				(19,962)
Foreign currency translation				64
Reclassification for net realized gains on investments recorded in operations				(28)
Net unrealized losses on derivative instruments				(20,130)

Other comprehensive loss				(40,056)		(40,056)

Total comprehensive income						97,577
Stock redeemed and retired		(28)				(28)
Net stock options exercised		46,754				46,754
Reclassification of deferred compensation, adoption of SFAS 123R		(11,111)			11,111	–
Share-based compensation		4,898				4,898
Cash dividends on common stock, $.36 per share			(38,135)			(38,135)
Change in deferred compensation					(4,514)	(4,514)

Balance, March 31, 2006	$–	$2,197,245	$2,279,383	$(123,099)	$(9,713)	$4,343,816

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153,258	$137,633
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment losses on long lived assets	–	1,304
Provision for loan losses	9,111	14,512
Depreciation of premises and equipment	20,104	19,972
Amortization	10,063	12,040
Deferred income tax benefit	(20,730)	(8,810)
Share-based compensation	6,405	4,898
Excess tax benefits from share-based compensation	(7,756)	(5,182)
Loss allocated to minority interest	(705)	(523)
Equity securities gains, net	(5,198)	(550)
Fixed income securities gains, net	(3,701)	(251)
Net decrease (increase) in trading securities	30,998	(50,362)
Principal payments on and proceeds from sales of loans held for sale	239,329	279,123
Additions to loans held for sale	(287,837)	(326,692)
Net gains on sales of loans, leases and other assets	(3,914)	(8,878)
Increase in cash surrender value of bank-owned life insurance	(6,791)	(6,252)
Change in accrued income taxes	99,121	74,102
Change in accrued interest receivable	5,361	4,911
Change in other assets	(29,883)	64,880
Change in other liabilities	(77,200)	(10,720)
Change in accrued interest payable	2,881	14,063
Other, net	(5,684)	3,666

Net cash provided by operating activities	127,232	212,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	(338,682)	197,632
Proceeds from maturities of investment securities held to maturity	23,791	36,980
Purchases of investment securities held to maturity	(37,853)	(31,403)
Proceeds from sales of investment securities available for sale	125,872	306,223
Proceeds from maturities of investment securities available for sale	583,725	658,640
Purchases of investment securities available for sale	(596,826)	(876,465)
Proceeds from sales of loans and leases	10,931	59,417
Net increase in loans and leases	(522,709)	(1,041,846)
Net decrease (increase) in other noninterest-bearing investments	66,824	(24,443)
Proceeds from sales of premises and equipment	1,916	2,156
Purchases of premises and equipment	(22,699)	(23,566)
Proceeds from sales of other real estate owned	2,461	4,557
Net cash received from acquisition	41,912	–
Net cash received from sale of nonbank subsidiary	6,995	–

Net cash used in investing activities	(654,342)	(732,118)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$248,559	$230,300
Net change in short-term funds borrowed	36,669	259,633
Proceeds from FHLB advances and other borrowings over one year	–	150
Payments on FHLB advances and other borrowings over one year	(7,612)	(100,595)
Payments on long-term debt	(7,537)	–
Proceeds from issuance of common stock	34,579	40,994
Payments to redeem common stock	(103,242)	(28)
Excess tax benefits from share-based compensation	7,756	5,182
Dividends paid on preferred stock	(3,603)	–
Dividends paid on common stock	(42,750)	(38,135)

Net cash provided by financing activities	162,819	397,501

Net decrease in cash and due from banks	(364,291)	(121,733)
Cash and due from banks at beginning of period	1,938,810	1,706,590

Cash and due from banks at end of period	$1,574,519	$1,584,857

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$306,039	$200,408
Net payment made (cash refund received) for income taxes	(16)	7,155
Noncash items:
Loans transferred to other real estate owned	3,349	8,267
Acquisition of The Stockmen’s Bancorp, Inc.
Common stock issued	206,075	–
Assets acquired	1,348,233	–
Liabilities assumed	1,142,158	–

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2007

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

Operating results for the three-months ended March 31, 2007 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2006 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Company provides a full range of banking and related services through banking subsidiaries in ten Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”), in Arizona and California; Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”).

2.    CERTAIN RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the particular instrument. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 effective January 1, 2008. Management is evaluating the impact this Statement may have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The Statement impacts other accounting pronouncements that require or permit fair value measurements; however, it does not expand the use of fair value measurements in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 effective January 1, 2008. Management is evaluating the impact this Statement may have on the Company’s financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

Additional accounting pronouncements recently adopted are discussed where applicable in the Notes to Consolidated Financial Statements.

3.    MERGER AND ACQUISITION ACTIVITY

On January 17, 2007, we completed the acquisition of The Stockmen’s Bancorp, Inc. (“Stockmen’s”), headquartered in Kingman, Arizona. As of the date of acquisition, Stockmen’s had approximately $1.2 billion of total assets, $1.1 billion of total deposits, and a total of 43 branches – 32 in Arizona and 11 in central California. Consideration of approximately $206.1 million consisted of 2.6 million shares of the Company’s common stock plus a small amount of cash paid for fractional shares. Stockmen’s parent company merged into the Parent and Stockmen’s banking subsidiary merged into NBA. The acquisition resulted in approximately $113.9 million of goodwill and $42.8 million of core deposit and other intangibles; however, these amounts are subject to adjustment as the purchase price allocation is finalized during the year following the acquisition.

4.    INCOME TAXES

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions.

We have a liability for unrecognized tax benefits relating to uncertain tax positions primarily for various state tax contingencies in several jurisdictions. As a result of adopting FIN 48, we reduced this liability by approximately $10.4 million at January 1, 2007 and recognized a cumulative effect adjustment as an increase to retained earnings. Our total gross unrecognized tax benefits subsequent to this adjustment were approximately $46.3 million at January 1, 2007. Of this amount, approximately $25.9 million (net of the federal benefit on state issues) relates to unrecognized tax benefits that, if recognized, would affect the effective tax rate. Gross unrecognized tax benefits that may decrease during the 12 months subsequent to January 1, 2007 could range up to approximately $22.6 million as a result of the resolution of various state tax positions.

Interest and penalties related to unrecognized tax benefits are included in income taxes in the statement of income. Accrued interest and penalties at January 1, 2007 were approximately $8.4 million. The amounts of unrecognized tax benefits and interest and penalties did not change significantly during the three months ended March 31, 2007.

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions. In general, the Company is no longer subject to income tax examinations for years prior to 2003 for federal returns and prior to 2000 for state returns.

During the three months ended March 31, 2007, the Company surrendered certain bank-owned life insurance contracts and incurred taxes and penalties of approximately $2.9 million, which were included in income taxes in the statement of income.

ZIONS BANCORPORATION AND SUBSIDIARIES

5.    SHAREHOLDERS’ EQUITY

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total
Three Months Ended March 31, 2007:
Balance, December 31, 2006	$(18,371)	$(41,716)	$(15,762)	$(75,849)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $931	(1,503)			(1,503)
Reclassification for net realized gains recorded in operations, net of income tax expense of $2,381	(3,845)			(3,845)
Net unrealized gains, net of reclassification to operations of $(10,647) and income tax expense of $7,504		11,940		11,940

Other comprehensive income (loss)	(5,348)	11,940	–	6,592

Balance, March 31, 2007	$(23,719)	$(29,776)	$(15,762)	$(69,257)

Three Months Ended March 31, 2006:
Balance, December 31, 2005	$(10,772)	$(50,264)	$(22,007)	$(83,043)
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $12,365	(19,962)			(19,962)
Foreign currency translation	64			64
Reclassification for net realized gains recorded in operations, net of income tax expense of $17	(28)			(28)
Net unrealized losses, net of reclassification to operations of $(5,334) and income tax benefit of $12,410		(20,130)		(20,130)

Other comprehensive loss	(19,926)	(20,130)	–	(40,056)

Balance, March 31, 2006	$(30,698)	$(70,394)	$(22,007)	$(123,099)

6.    GUARANTEES

The following are guarantees issued by the Company (in thousands):

	March 31, 2007	December 31, 2006
Standby letters of credit:
Financial	$1,161,460	$1,157,205
Performance	329,369	330,056

	$1,490,829	$1,487,261

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 contains further information on the nature of these letters of credit along with their terms and collateral requirements. At March 31, 2007, the carrying value recorded by the Company as a liability for these guarantees was $5.5 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

As of March 31, 2007, the Parent has guaranteed approximately $326.4 million of debt issued by affiliated trusts issuing trust preferred securities.

Zions Bank provides a liquidity facility (“Liquidity Facility”) for a fee to Lockhart Funding, LLC (“Lockhart”), a qualifying special-purpose entity (“QSPE”) securities conduit. Lockhart purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility contract, Zions Bank is required to purchase securities from Lockhart to provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Pursuant to the governing documents, including the liquidity agreement, if any security in Lockhart is downgraded below AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain credit enhancement from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of Zions Bank is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility commitment. At March 31, 2007, the book value of Lockhart’s securities portfolio was $4.0 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under the Liquidity Facility at March 31, 2007.

The FASB continues to deliberate proposals to amend SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, in addition to other amendments to SFAS 140 issued by the FASB and adopted by the Company. These include criteria for legal isolation of transferred assets and restrictions on permitted activities of QSPEs. The proposed amendments, among other things, may require changes to the operating activities of QSPEs and other aspects relating to the transfer of financial assets. Subject to the requirements of any final standards when they are issued, Lockhart’s operations may need to be modified to preserve its off-balance sheet status.

7.    RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans (in thousands):

	Pension benefits		Supplemental retirement benefits		Postretirement benefits
	Three Months Ended March 31,
	2007	2006	2007	2006	2007	2006
Service cost	$122	$129	$–	$–	$25	$32
Interest cost	2,121	2,151	177	180	77	85
Expected return on plan assets	(2,899)	(2,592)	–	–	–	–
Amortization of prior service cost	–	–	31	31	–	–
Amortization of transition liability	–	–	4	4	–	–
Amortization of net actuarial (gain) loss	255	492	(3)	(3)	(65)	(66)

Net periodic benefit cost (credit)	$(401)	$180	$209	$212	$37	$51

ZIONS BANCORPORATION AND SUBSIDIARIES

8.    OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of March 31, 2007, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 113 branches in Utah and 24 in Idaho. CB&T operates 91 branches in California. Amegy operates 79 branches in Texas. NBA operates 77 branches in Arizona and 11 in California. NSB operates 72 branches in Nevada. Vectra operates 39 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. The operating segment identified as “Other” includes the Parent, certain nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO, and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended March 31, 2007 and 2006:

	Zions Bank		CB&T		Amegy		NBA		NSB
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$127.5	$107.8	$115.2	$120.4	$78.0	$74.2	$64.3	$51.7	$48.9	$47.1
Hedge income recorded directly at subsidiary	(0.5)	(0.4)	(4.8)	(2.7)	(0.6)	0.2	(1.0)	(0.1)	(1.1)	(0.3)

Net interest income	127.0	107.4	110.4	117.7	77.4	74.4	63.3	51.6	47.8	46.8
Provision for loan losses	5.5	5.9	1.0	2.5	1.4	2.0	(0.1)	0.8	1.8	2.5

Net interest income after provision for loan losses	121.5	101.5	109.4	115.2	76.0	72.4	63.4	50.8	46.0	44.3
Noninterest income	66.9	61.8	23.4	18.3	30.0	27.6	8.0	5.9	7.9	7.3
Noninterest expense	108.3	97.8	59.3	62.0	74.0	67.5	38.6	25.0	28.5	27.2

Income (loss) before income taxes and minority interest	80.1	65.5	73.5	71.5	32.0	32.5	32.8	31.7	25.4	24.4
Income tax expense (benefit)	26.9	22.2	31.4	29.1	11.0	10.0	12.8	12.5	8.8	8.5
Minority interest	0.3	–	–	–	0.1	–	–	–	–	–

Net income (loss)	52.9	43.3	42.1	42.4	20.9	22.5	20.0	19.2	16.6	15.9
Preferred stock dividend	–	–	–	–	–	–	–	–	–	–

Net earnings applicable to common shareholders	$52.9	$43.3	$42.1	$42.4	$20.9	$22.5	$20.0	$19.2	$16.6	$15.9

AVERAGE BALANCE SHEET DATA
Total assets	$15,138	$12,922	$10,259	$10,878	$10,039	$9,218	$5,363	$4,233	$3,885	$3,694
Net loans and leases	10,898	8,677	7,996	7,769	6,483	5,400	4,576	3,723	3,203	2,897
Total deposits	10,830	9,334	8,174	8,536	6,864	6,617	4,273	3,576	3,373	3,192
Shareholder’s equity:
Preferred equity	–	–	–	–	–	–	–	–	–	–
Common equity	987	831	1,109	1,092	1,814	1,779	547	303	267	240
Total shareholder’s equity	987	831	1,109	1,092	1,814	1,779	547	303	267	240

	Vectra		TCBW		Other		Consolidated Company
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006
CONDENSED INCOME STATEMENT
Net interest income excluding hedge income	$24.6	$24.0	$8.6	$9.0	$0.6	$(6.1)	$467.7	$428.1
Hedge income recorded directly at subsidiary	(1.6)	(0.9)	(0.4)	(0.3)	(0.6)	(0.8)	(10.6)	(5.3)

Net interest income	23.0	23.1	8.2	8.7	–	(6.9)	457.1	422.8
Provision for loan losses	(0.5)	0.2	–	0.6	–	–	9.1	14.5

Net interest income after provision for loan losses	23.5	22.9	8.2	8.1	–	(6.9)	448.0	408.3
Noninterest income	6.0	6.8	0.5	0.4	2.7	0.4	145.4	128.5
Noninterest expense	21.7	21.5	3.7	3.4	17.9	20.1	352.0	324.5

Income (loss) before income taxes and minority interest	7.8	8.2	5.0	5.1	(15.2)	(26.6)	241.4	212.3
Income tax expense (benefit)	2.8	3.0	1.6	1.6	(6.5)	(11.6)	88.8	75.3
Minority interest	–	–	–	–	(1.1)	(0.6)	(0.7)	(0.6)

Net income (loss)	5.0	5.2	3.4	3.5	(7.6)	(14.4)	153.3	137.6
Preferred stock dividend	–	–	–	–	3.6	–	3.6	–

Net earnings applicable to common shareholders	$5.0	$5.2	$3.4	$3.5	$(11.2)	$(14.4)	$149.7	$137.6

AVERAGE BALANCE SHEET DATA
Total assets	$2,386	$2,281	$777	$794	$(368)	$(1,374)	$47,479	$42,646
Net loans and leases	1,729	1,536	432	398	89	69	35,406	30,469
Total deposits	1,685	1,587	467	449	(591)	(1,268)	35,075	32,023
Shareholder’s equity:
Preferred equity	–	–	–	–	240	–	240	–
Common equity	312	300	56	50	(138)	(274)	4,954	4,321
Total shareholder’s equity	312	300	56	50	102	(274)	5,194	4,321

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

(In thousands, except per share and ratio data)	Three Months Ended March 31,
	2007	2006	% Change
EARNINGS
Taxable-equivalent net interest income	$463,721	$428,824	8.14%
Taxable-equivalent revenue	609,135	557,312	9.30%
Net interest income	457,083	422,847	8.10%
Noninterest income	145,414	128,488	13.17%
Provision for loan losses	9,111	14,512	(37.22)%
Noninterest expense	351,979	324,455	8.48%
Income before income taxes and minority interest	241,407	212,368	13.67%
Income taxes	88,854	75,258	18.07%
Minority interest	(705)	(523)	(34.80)%
Net income	153,258	137,633	11.35%
Net earnings applicable to common shareholders	149,655	137,633	8.73%

PER COMMON SHARE
Net earnings (diluted)	1.36	1.28	6.25%
Dividends	0.39	0.36	8.33%
Book value per common share	46.04	40.95	12.43%

SELECTED RATIOS
Return on average assets	1.31%	1.31%
Return on average common equity	12.25%	12.92%
Efficiency ratio	57.78%	58.22%
Net interest margin	4.51%	4.69%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

(In thousands, except share and ratio data)	Three Months Ended March 31,
	2007	2006	% Change
AVERAGE BALANCES
Total assets	$47,478,985	$42,646,242	11.33%
Securities	5,797,856	6,073,692	(4.54)%
Net loans and leases	35,406,094	30,468,784	16.20%
Goodwill	1,983,765	1,887,551	5.10%
Core deposit and other intangibles	194,124	196,551	(1.23)%
Total deposits	35,075,369	32,023,293	9.53%
Core deposits (1)	30,252,240	29,453,658	2.71%
Minority interest	40,741	28,223	44.35%
Shareholders’ equity:
Preferred equity	240,000	–	–
Common equity	4,954,400	4,321,311	14.65%

Weighted average common and common-equivalent shares outstanding	110,106,637	107,724,724	2.21%

AT PERIOD END
Total assets	$48,558,866	$43,318,029	12.10%
Securities	5,608,927	5,984,115	(6.27)%
Net loans and leases	35,944,848	31,140,326	15.43%
Sold loans being serviced (2)	2,401,355	3,183,992	(24.58)%
Allowance for loan losses	371,213	341,261	8.78%
Allowance for unfunded lending commitments	20,000	17,841	12.10%
Goodwill	2,011,889	1,884,225	6.78%
Core deposit and other intangibles	192,677	188,384	2.28%
Total deposits	36,325,739	32,872,708	10.50%
Core deposits (1)	31,238,791	30,179,291	3.51%
Minority interest	38,691	28,895	33.90%
Shareholders’ equity:
Preferred equity	240,000	–	–
Common equity	5,021,170	4,343,816	15.59%

Common shares outstanding	109,052,149	106,070,045	2.81%

Average equity to average assets	10.94%	10.13%
Common dividend payout	28.57%	27.71%
Tangible equity ratio	6.59%	5.51%
Nonperforming assets	82,524	96,556	(14.53)%
Accruing loans past due 90 days or more	56,880	10,299	452.29%
Nonperforming assets to net loans and leases and other real estate owned at period end	0.23%	0.31%

(1)	Amount consists of total deposits excluding time deposits $100,000 and over.
(2)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, in the Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

•	the Company’s ability to successfully execute its business plans, manage its risks, and achieve its objectives;

•	changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events;

•

changes in financial market conditions, either nationally or locally in areas in which the Company conducts its operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the 2006 Annual Report on Form 10-K of Zions Bancorporation filed with the Securities and Exchange Commission (“SEC”) and available at the SEC’s Internet site (http://www.sec.gov).

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006, except for changes in certain valuation assumptions for retained beneficial interests.

Securitization Transactions

During the first quarter of 2007, the Company updated certain valuation assumptions for retained beneficial interests under the rules contained in Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, (“EITF 99-20”). These rules require the Company to periodically update its assumptions used to compute estimated cash flows for its retained beneficial interests and compare the net present value of these cash flows to the carrying value. The Company complies with EITF 99-20 by evaluating and updating its default assumption as compared to the historical credit losses and the credit loss expectation of the portfolio and its prepayment speed assumption as compared to the historical prepayment speeds and prepayment rate expectation.

The Company’s has eight small business securitizations and the retained beneficial interest for four of the securitizations required impairment charges at March 31, 2007 following the application of EITF 99-20. As a result, the Company recorded an impairment loss on the retained beneficial interests of $4.2 million before income taxes resulting in a $2.6 million reduction of net income or $(0.02) per diluted share for the three months ended March 31, 2007. The primary factor that influenced the impairment of the retained beneficial interests was higher prepayment speeds than previously estimated.

RESULTS OF OPERATIONS

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “Zions,” “the Company,” “we,” “our”) reported net earnings applicable to common shareholders of $149.7 million or $1.36 per diluted share for the first quarter of 2007 compared with $137.6 million or $1.28 per diluted share for the first quarter of 2006. The annualized return on average assets was 1.31% in both the first quarters of 2007 and 2006. For the same comparative periods, the annualized return on average common equity was 12.25% compared to 12.92%. The efficiency ratio for the first quarter of 2007 was 57.8% compared to 58.2% for the first quarter of 2006.

The Company completed its acquisition of The Stockmen’s Bancorp, Inc. effective January 17, 2007. Certain comparisons to 2006 reflect the impact of this acquisition.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the first quarter of 2007 increased 8.1% to $463.7 million compared with $428.8 million for the comparable period of 2006. The increase reflects the significant increase in earning assets driven by strong loan growth over much of the last year. The incremental tax rate used for calculating all taxable-equivalent adjustments is 35% for all periods presented.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company’s net interest margin was 4.51% for the first quarter of 2007 compared to 4.60% for the fourth quarter of 2006 and 4.69% for the first quarter of 2006. The margin compression for the first quarter of 2007 resulted from competitive pricing pressures, a continued shift in the interest-bearing deposit mix to more expensive products, and a decline in noninterest-bearing demand deposits, which necessitated funding virtually the entire growth in earning assets with higher cost interest-bearing liabilities.

We have experienced fairly steady pricing pressure on deposits over the past several quarters due to a variety of factors, including perceived returns on alternative investment and savings opportunities and generally strong competition. Reflecting this pricing pressure and the change in our funding mix toward higher rate deposits and other funding sources, the average rate paid this quarter on interest-bearing funds increased 84 basis points from the first quarter of 2006. The yield on average earning assets increased 51 basis points for the first quarter of 2007 compared to the same period in 2006. However, the Company continues to experience strong competition in loan pricing. As a result of these funding and loan pricing pressures, the spread on average interest-bearing funds for the first quarter of 2007 was 3.62%, down from 3.68% for the fourth quarter of 2006 and 3.95% for the first quarter of 2006. We expect that the net interest spread may continue to be under pressure in the next few quarters due to the persistence of these factors.

The Company expects to continue its efforts to maintain a slightly “asset-sensitive” position with regard to interest rate risk. However, our estimates of the Company’s actual position are highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes. In addition, we believe that the importance of the factors discussed in the preceding paragraph has tended to outweigh the effect of our interest rate risk positioning in recent quarters.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
(In thousands)	Average balance	Amount of interest (1)	Average rate	Average balance	Amount of interest (1)	Average rate
ASSETS
Money market investments	$491,793	$6,342	5.23%	$511,719	$5,847	4.63%
Securities:
Held to maturity	669,113	11,574	7.02%	632,108	10,724	6.88%
Available for sale	5,034,722	72,289	5.82%	5,272,575	72,702	5.59%
Trading account	94,021	1,192	5.14%	169,009	2,074	4.98%

Total securities	5,797,856	85,055	5.95%	6,073,692	85,500	5.71%

Loans:
Loans held for sale	249,195	3,875	6.31%	272,628	4,046	6.02%
Net loans and leases (2)	35,156,899	681,817	7.87%	30,196,156	548,654	7.37%

Total loans and leases	35,406,094	685,692	7.85%	30,468,784	552,700	7.36%

Total interest-earning assets	41,695,743	777,089	7.56%	37,054,195	644,047	7.05%

Cash and due from banks	1,479,058			1,538,376
Allowance for loan losses	(374,728)			(340,754)
Goodwill	1,983,765			1,887,551
Core deposit and other intangibles	194,124			196,551
Other assets	2,501,023			2,310,323

Total assets	$47,478,985			$42,646,242

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,510,308	10,060	0.90%	$3,859,778	5,125	0.54%
Money market	10,246,757	86,251	3.41%	11,326,044	73,050	2.62%
Internet money market	1,322,246	16,792	5.15%	829,148	8,448	4.13%
Time under $100,000	2,433,788	25,726	4.29%	1,956,509	15,862	3.29%
Time $100,000 and over	4,823,129	57,418	4.83%	2,569,635	23,322	3.68%
Foreign	2,444,219	29,741	4.93%	1,979,293	20,301	4.16%

Total interest-bearing deposits	25,780,447	225,988	3.56%	22,520,407	146,108	2.63%

Borrowed funds:
Securities sold, not yet purchased	53,942	581	4.37%	57,330	631	4.46%
Federal funds purchased and security repurchase agreements	2,995,220	35,477	4.80%	2,673,550	25,166	3.82%
Commercial paper	178,743	2,365	5.37%	181,334	2,082	4.66%
FHLB advances and other borrowings:
One year or less	775,200	10,269	5.37%	9,868	99	4.07%
Over one year	136,586	1,971	5.85%	194,234	2,525	5.27%
Long-term debt	2,374,422	36,717	6.27%	2,503,348	38,612	6.26%

Total borrowed funds	6,514,113	87,380	5.44%	5,619,664	69,115	4.99%

Total interest-bearing liabilities	32,294,560	313,368	3.94%	28,140,071	215,223	3.10%

Noninterest-bearing deposits	9,294,922			9,502,886
Other liabilities	654,362			653,751

Total liabilities	42,243,844			38,296,708
Minority interest	40,741			28,223
Shareholders’ equity:
Preferred equity	240,000			–
Common equity	4,954,400			4,321,311

Total shareholders’ equity	5,194,400			4,321,311

Total liabilities and shareholders’ equity	$47,478,985			$42,646,242

Spread on average interest-bearing funds			3.62%			3.95%
Taxable-equivalent net interest income and net yield on interest-earning assets		$463,721	4.51%		$428,824	4.69%

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

The provision for loan losses for the first quarter of 2007 was $9.1 million compared to $14.5 million for the same period in 2006. On an annualized basis, the provision was 0.10% of average loans for the first quarter of 2007 and 0.19% for the first quarter of 2006. The provision for unfunded lending commitments was $0.3 million for the first quarter of 2007 compared to $(0.3) million for the first quarter of 2006. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and fundings. The related provision will generally reflect these fluctuations. When combined, the provisions for credit losses for the first quarter of 2007 were $9.4 million compared to $14.2 million for the first quarter of 2006. The amount of the provision reflects continued strong credit quality and significantly slower loan growth during the first quarter of 2007, excluding Stockmen’s loans acquired during the first quarter of 2007.

Noninterest Income

For the first quarter of 2007, noninterest income increased 13.2% to $145.4 million compared to $128.5 million for the first quarter of 2006.

Service charges and fees on deposit accounts increased $4.8 million or 12.4% for the first quarter of 2007 compared to the first quarter of 2006. The increase was due to the impact of the acquisition of Stockmen’s which increased fees $1 million and to higher treasury management income.

Loan sales and servicing income decreased $6.2 million for the first quarter of 2007 compared to the first quarter of 2006. The decline primarily results from a pretax impairment charge of $4.2 million on retained interests from certain previous small business loan securitizations due to accelerated prepayment speeds and lower servicing fees from lower serviced loan balances. It is possible that additional impairment charges may be incurred if actual prepayment speeds exceed current estimates. Factors influencing the prepayment speed include the prepayment penalties, which decrease over time, and the shape of the yield curve at the time the prepayment penalties are eliminated.

Other service charges, commissions and fees for the first quarter increased $5.5 million or 13.8% compared to the first quarter of 2006. The increase was primarily driven by higher debit card fees of $3.0 million and exchange and other fees of $3.4 million offset by decreased insurance income of $1.6 million resulting from the previously announced sale of the Company’s Grant Hatch insurance agency and certain other insurance assets.

Income from securities conduit decreased $1.9 million or 22.5% for the first quarter of 2007 compared to the first quarter of 2006. This servicing income represents fees we receive from Lockhart Funding, LLC (“Lockhart”), a “qualifying special-purpose entity” securities conduit, in return for liquidity management, an interest rate agreement and administrative services that Zions Bank provides to Lockhart in accordance with a servicing agreement. The decrease resulted from the compression of spreads between Lockhart’s assets and liabilities. Additionally, the book value of the Lockhart’s securities portfolio declined to $4.0 billion at March 31, 2007 from $5.2 billion at March 31, 2006. We expect that both the servicing income and the book value of the Lockhart portfolio may continue to decrease over time unless the Company executes additional loan securitizations.

Net equity securities gains were $5.2 million for the first quarter of 2007 compared with net gains of $0.6 million for the same period in 2006 and included net gains on venture capital equity investments of $2.7 million in 2007 compared to net losses of $0.2 million in 2006 and a $2.5 million gain on the sale of an investment in a community bank. Net of related minority interest of $0.8 million, income taxes and other expenses, venture capital investments increased net income by $1.5 million for the first quarter of 2007 and decreased net income by $0.4 million for the first quarter of 2006.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other noninterest income increased $2.5 million compared to the first quarter of 2006. The increase is mainly due to a pretax gain of approximately $3.2 million from the sale of the Company’s Grant Hatch insurance agency and certain other insurance assets.

Noninterest Expense

Noninterest expense for the first quarter of 2007 was $352.0 million, an increase of 8.5% over the $324.5 million for the first quarter of 2006. The Company’s efficiency ratio was 57.8% for the first quarter of 2007 compared to 58.2% for the same period of 2006. The improvement in the efficiency ratio reflects a reduction in the higher Amegy cost structure, and lower merger related expenses.

Salaries and employee benefits increased $19.7 million or 10.6% compared to the first quarter of 2006. The increase from the prior year was due to salary increases and increased staffing levels in selected areas and $3.3 million from the Stockmen’s acquisition.

Other noninterest expense for the first quarter of 2007 increased $7.8 million or 15.3% compared to the first quarter of 2006. This expense includes a $3.0 million write-down on repossessed equipment; this equipment was collateral on an equipment lease on which we recorded a loan loss related to an alleged accounting fraud at a water bottling company during the fourth quarter of 2006.

At March 31, 2007, the Company had 10,965 full-time equivalent employees, 509 domestic branches, and 596 ATMs, compared to 10,136 full-time equivalent employees, 469 domestic branches, and 582 ATMs at March 31, 2006.

Income Taxes

The Company’s income tax expense increased to $88.9 million for the first quarter of 2007 compared to $75.3 million for the same period in 2006. The Company’s effective income tax rates, including the effects of minority interest, were 36.7% and 35.4% for the first quarter of 2007 and 2006, respectively. Additionally, income taxes for the first quarter of 2007 included approximately $2.9 million of taxes and penalties to surrender certain bank-owned life insurance contracts. As discussed in previous filings, the Company has received federal income tax credits under the Community Development Financial Institutions Fund set up by the U.S. Government that will be recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $1.3 million and $1.0 million for the first quarter of 2007 and 2006, respectively. The tax rates reflect a lower proportion of tax exempt income to total income for 2007 compared to 2006, partially offset by the increased tax credits.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. As a result of adopting this new accounting guidance, the Company reduced its existing liability for unrecognized tax benefits by approximately $10.4 million at January 1, 2007 and recognized a cumulative effect adjustment as an increase to retained earnings.

ZIONS BANCORPORATION AND SUBSIDIARIES

BALANCE SHEET ANALYSIS

As previously disclosed, the Company completed its acquisition of The Stockmen’s Bancorp, Inc. effective January 17, 2007. Certain comparisons to 2006 periods reflect the impact of this acquisition.

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 12.5% to $41.7 billion for the three months ended March 31, 2007 compared to $37.1 billion for the same period in 2006. Interest-earning assets comprised 87.8% of total average assets for the first three months of 2007, compared with 86.9% for the comparable period of 2006.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, decreased 3.9% to $492 million for the first three months of 2007 compared to $512 million for the first three months of 2006. Average net loans and leases for the first three months of 2007 increased by 16.2% when compared to the same period in 2006. Average total deposits for the first three months of 2007 increased 9.5% compared to the same period in 2006, with interest-bearing deposits increasing 14.5% and noninterest-bearing deposits decreasing 2.2%.

Investment Securities Portfolio

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

	March 31, 2007		December 31, 2006		March 31, 2006
(In millions)	Amortized cost	Estimated market value	Amortized cost	Estimated market value	Amortized cost	Estimated market value
HELD TO MATURITY
Municipal securities	$666	$662	$652	$648	$644	$634
Other debt securities	1	1	1	1	–	–

	667	663	653	649	644	634

AVAILABLE FOR SALE
U.S. Treasury securities	43	43	43	42	49	48
U.S. Government agencies and corporations:
Small Business Administration loan-backed securities	837	824	907	901	825	820
Other agency securities	792	784	782	774	755	747
Municipal securities	270	272	226	227	225	226
Mortgage/asset-backed and other debt securities	2,876	2,852	2,930	2,908	3,149	3,122

	4,818	4,775	4,888	4,852	5,003	4,963

Other securities:
Mutual funds	131	131	193	193	221	218
Stock	3	3	3	6	6	7

	134	134	196	199	227	225

	4,952	4,909	5,084	5,051	5,230	5,188

Total	$5,619	$5,572	$5,737	$5,700	$5,874	$5,822

The amortized cost of investment securities at March 31, 2007 decreased 2.1% from the balance at December 31, 2006, and 4.3% from the balance at March 31, 2006.

ZIONS BANCORPORATION AND SUBSIDIARIES

We review investment securities on an ongoing basis for other than temporary impairment taking into consideration current market conditions, offering prices, trends and volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. Our review did not result in an other than temporary impairment adjustment during the quarter ended March 31, 2007.

The investment securities portfolio includes $1.0 billion of nonrated, fixed income securities, essentially unchanged from the balances at both December 31, 2006 and March 31, 2006. These securities include nonrated municipal securities as well as nonrated, asset-backed subordinated tranches.

Loan Portfolio

Net loans and leases at March 31, 2007 were $35.9 billion, an annualized increase of 14.7% from December 31, 2006 and an increase of 15.4% over the balance at March 31, 2006. Excluding $730 million of loans acquired from Stockmen’s, on-balance-sheet net loans and leases increased approximately $547 million or 6.3% annualized during the quarter.

The following table sets forth the loan portfolio by type of loan:

(In millions)	March 31, 2007	December 31, 2006	March 31, 2006

Loans held for sale	$267	$253	$312

Commercial lending:
Commercial and industrial	8,420	8,422	7,261
Leasing	447	443	383
Owner occupied	6,867	6,260	5,159

Total commercial lending	15,734	15,125	12,803

Commercial real estate:
Construction and land development	7,739	7,483	6,292
Term	5,215	4,952	4,847

Total commercial real estate	12,954	12,435	11,139

Consumer:
Home equity credit line and other consumer real estate	1,935	1,850	1,892
1-4 family residential	4,176	4,192	4,191
Bankcard and other revolving plans	289	295	254
Other	465	457	464

Total consumer	6,865	6,794	6,801

Foreign loans	3	3	3

Other receivables	276	209	212

Total loans	$36,099	$34,819	$31,270

The loan growth noted above for commercial and commercial real estate lending principally resulted from “organic” loan growth at Zions Bank and Amegy Bank of Texas, and from the impact of the loans acquired with Stockmen’s. Organic loan growth slowed significantly from previous quarters due particularly to a continued reduction in the rate of residential housing construction and development lending in California, Arizona and Nevada.

ZIONS BANCORPORATION AND SUBSIDIARIES

Sold Loans Being Serviced

Zions performs loan servicing on both loans that it holds in its portfolios and also on loans that are owned by third party investor-owned trusts. The Company has used asset securitizations to sell loans and in many instances provides the servicing on these loans as a condition of the sale.

	Sold loans being serviced		Residual interests on balance sheet at March 31, 2007
(In millions)	Sales for three months ended March 31, 2007	Outstanding balance at March 31, 2007	Subordinated retained interests	Capitalized residual cash flows	Total

Home equity credit lines	$–	$202	$7	$3	$10
Small business loans	–	1,677	221	69	290
SBA 7(a) loans	–	118	–	2	2
Farmer Mac	11	404	–	5	5

Total	$11	$2,401	$228	$79	$307

Securitized loans being serviced for others totaled $ 2.4 billion at March 31, 2007, $2.6 billion at December 31, 2006, and $3.2 billion at March 31, 2006. The Company did not complete a small business loans securitization during 2006 or the first quarter of 2007 and also discontinued selling new home equity credit line originations during the fourth quarter of 2006.

As of March 31, 2007, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $307 million in connection with the $2.4 billion of sold loans being serviced. As is a common practice with securitized transactions, the Company had retained subordinated interests in the securitized assets that totaled $228 million at March 31, 2007, which represented junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as “excess servicing,” of $79 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

As of March 31, 2007, conforming long-term first mortgage real estate loans being serviced for others were $1,242 million, compared with $1,251 million at December 31, 2006 and $1,263 million at March 31, 2006.

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	March 31, 2007	December 31, 2006	March 31, 2006

Bank-owned life insurance	$583	$627	$611
Federal Home Loan Bank and Federal Reserve stock	202	189	181
SBIC investments (1)	93	104	82
Non-SBIC investment funds	42	37	27
Other public companies	37	37	37
Other nonpublic companies	16	14	14
Trust preferred securities	15	14	20

	$988	$1,022	$972

(1)	Amounts include minority investors’ interests in Zions’ managed SBIC investments of approximately $37 million, $41 million and $29 million as of the respective dates.

Bank-owned life insurance investments declined $44 million during the first quarter of 2007 due to the Company surrendering three bank-owned life insurance contracts.

ZIONS BANCORPORATION AND SUBSIDIARIES

Deposits

Total deposits at the end of the first quarter of 2007 increased to $36.3 billion, an annualized increase of 15.4% from the balances reported at December 31, 2006, and increased 10.5% over the March 31, 2006 amounts. Excluding $1.1 billion acquired from Stockmen’s, total deposits increased $249 million or 2.8% annualized during the quarter.

Core deposits at March 31, 2007 increased 7.3%, annualized, compared to the December 31, 2006 balance and 3.5% compared to the balance at March 31, 2006. Excluding $924 million acquired from Stockmen’s, core deposits decreased $365 million during the quarter. Noninterest-bearing demand deposits declined $249 million or 10% annualized from the year-end balances and decreased 1.9% from balances at March 31, 2006. Excluding $258 million acquired from Stockmen’s, noninterest-bearing demand deposits decreased approximately $507 million during the quarter.

The mix of deposits reflects the decline in demand deposits during the first quarter of 2007 as demand, savings and money market deposits comprised 72.2% of total deposits at the end of the first quarter, compared with 74.0% and 80.0% as of December 31, 2006 and March 31, 2006, respectively. Management expects that deposit growth may continue to lag behind loan growth, and that some future loan growth, therefore, may be funded from higher cost sources.

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

Another aspect of the Company’s credit risk management strategy is to pursue the diversification of the loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth

ZIONS BANCORPORATION AND SUBSIDIARIES

in the following table, at March 31, 2007 no single loan type exceeded 23.3% of the Company’s total loan portfolio.

	March 31, 2007		December 31, 2006		March 31, 2006
(In millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$8,420	23.3%	$8,422	24.2%	$7,261	23.2%
Leasing	447	1.2%	443	1.3%	383	1.2%
Owner occupied	6,867	19.0%	6,260	18.0%	5,159	16.5%

Commercial real estate:
Construction and land development	7,739	21.4%	7,483	21.5%	6,292	20.1%
Term	5,215	14.5%	4,952	14.2%	4,847	15.5%

Consumer:
Home equity credit line and other consumer real estate	1,935	5.4%	1,850	5.3%	1,892	6.1%
1-4 family residential	4,176	11.6%	4,192	12.1%	4,191	13.4%
Bankcard and other revolving plans	289	0.8%	295	0.8%	254	0.8%
Other	465	1.3%	457	1.3%	464	1.5%

Other	546	1.5%	465	1.3%	527	1.7%

Total loans	$36,099	100.0%	$34,819	100.0%	$31,270	100.0%

We believe the Company’s potential risk from concentration in owner occupied commercial loans is reduced by the emphasis we place on lending programs sponsored by the Small Business Administration (“SBA”). On these types of loans, the SBA bears a major portion of the credit risk. In addition, the Company attempts to avoid the risk of an undue concentration of credits in a particular industry, trade group or property type. The Company also has no significant exposure to highly-leveraged transactions and the majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries. Finally, the Company has no significant exposure to any individual customer or counterparty.

The Company does not pursue subprime or alternative (“Alt-A”) residential mortgage lending and has little or no direct exposure to that market.

A more comprehensive discussion of our credit risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2006. In addition, as discussed in the following sections, the Company’s level of credit quality continued to be strong during the first quarter of 2007 compared to historical standards. While we see no meaningful signs of deterioration in credit quality, we believe that we will not be able to maintain this level of credit quality indefinitely.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, other real estate owned, and other nonperforming assets. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Consumer loans are not normally placed on nonaccrual status, inasmuch as they are generally charged off when they become 120 days past due. Loans occasionally may be restructured to provide a reduction or deferral of interest or principal payments. This generally occurs when the financial condition of a borrower deteriorates to the point that the borrower

ZIONS BANCORPORATION AND SUBSIDIARIES

needs to be given temporary or permanent relief from the original contractual terms of the loan. Other real estate owned is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

The following table sets forth the Company’s nonperforming assets:

(Amounts in millions)	March 31, 2007	December 31, 2006	March 31, 2006
Nonaccrual loans	$70	$67	$72
Other real estate owned	10	9	25
Other assets	3	6	–

Total	$83	$82	$97

% of net loans and leases* and other real estate owned	0.23%	0.24%	0.31%

Accruing loans past due 90 days or more	$57	$44	$10

% of net loans and leases*	0.16%	0.13%	0.03%

*Includes loans held for sale.

Total nonperforming assets increased 1.2% as of March 31, 2007 compared with the balance at December 31, 2006.

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

The Company’s total recorded investment in impaired loans was $48 million at March 31, 2007, compared with $47 million at December 31, 2006 and $40 million at March 31, 2006. Estimated losses on impaired loans are included in the allowance for loan losses. At March 31, 2007, the allowance for loan losses included $4 million for impaired loans with a recorded investment of $20 million. At December 31, 2006, the allowance included $6 million for impaired loans with an $18 million recorded investment, and at March 31, 2006 the allowance included $4 million for impaired loans with a $26 million recorded investment.

The amount of accruing loans past due 90 days or more has increased to $57 million at March 31, 2007 from $10 million at March 31, 2006. Of this increase, $23.2 million relates to several loans secured by real estate in the Las Vegas area, ranging in size from $0.8 million to $17.5 million. These loans are well collateralized and the Company anticipates full payment of principal and accrued interest.

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

The Company has initiated a comprehensive review of its allowance for loan losses methodology with a view toward updating and conforming the methodology across all of its banking subsidiaries.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(Amounts in millions)	Three Months Ended March 31, 2007	Twelve Months Ended December 31, 2006	Three Months Ended March 31, 2006
Loans* and leases outstanding (net of unearned income) at end of period	$35,945	$34,668	$31,140

Average loans* and leases outstanding (net of unearned income)	$35,406	$32,395	$30,469

Allowance for loan losses:
Balance at beginning of period	$365	$338	$338
Allowance of companies acquired	7	–	–
Provision charged against earnings	9	73	15
Loans and leases charged-off:
Commercial lending	(9)	(46)	(11)
Commercial real estate	(1)	(5)	(1)
Consumer	(4)	(14)	(4)
Other receivables	–	(1)	–

Total	(14)	(66)	(16)

Recoveries:
Commercial lending	2	11	2
Commercial real estate	–	2	–
Consumer	2	7	2

Total	4	20	4

Net loan and lease charge-offs	(10)	(46)	(12)

Balance at end of period	$371	$365	$341

Ratio of annualized net charge-offs to average loans and leases	0.11%	0.14%	0.15%
Ratio of allowance for loan losses to net loans and leases at end of period	1.03%	1.05%	1.10%
Ratio of allowance for loan losses to nonperforming loans	532.50%	548.53%	476.67%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	293.54%	331.56%	417.83%

*Includes loans held for sale.

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the preceding table for the periods presented. The same respective amounts for the fourth quarter of 2006 were $17.9 million and 0.21%.

The allowance for loan losses at March 31, 2007 increased $6.1 million from the level at year-end 2006. The amount of the allowance indicated for criticized and classified commercial loans increased $1.1 million. Criticized and classified loans increased slightly for both the commercial and commercial real estate portfolios. The level of the allowance for noncriticized and classified commercial loans increased $3.3 million, mainly the result of $1,129 million of new commercial and commercial real estate loan growth during the quarter. The allowance for consumer loans increased $1.7 million when compared to December 31, 2006 mainly driven by increases in consumer loan delinquencies. These changes include the impact of $730 million in loans and the $7.1 million allowance from the Stockmen’s acquisition.

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

The following table sets forth the allowance for unfunded lending commitments:

(In millions)	Three Months Ended March 31, 2007	Twelve Months Ended December 31, 2006	Three Months Ended March 31, 2006
Balance at beginning of period	$19.4	$18.1	$18.1
Allowance of company acquired	0.3	–	–
Provision charged (credited) against earnings	0.3	1.3	(0.3)

Balance at end of period	$20.0	$19.4	$17.8

The following table sets forth the combined allowances for credit losses:

(In millions)	March 31, 2007	December 31, 2006	March 31, 2006
Allowance for loan losses	$371	$365	$341
Allowance for unfunded lending commitments	20	19	18

Total allowances for credit losses	$391	$384	$359

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

ZIONS BANCORPORATION AND SUBSIDIARIES

income simulation, Company policy requires that interest sensitive income from a static balance sheet is expected to decline by no more than 10% during one year if rates were to immediately rise or fall in parallel by 200 basis points.

As of the dates indicated, the following table shows the Company’s estimated range of duration of equity and percentage change in interest sensitive income, based on a static balance sheet, in the first year after the rate change if interest rates were to sustain an immediate parallel change of 200 basis points; the “low” and “high” results differ based on the assumed speed of repricing of administered-rate deposits (money market, interest-on-checking, and savings):

	March 31, 2007		December 31, 2006
	Low	High	Low	High
Duration of equity:
Range (in years)	0.2	1.8	–	1.6

Duration of equity simulation change in years:
Increase interest rates by 200 bp	1.1	2.7	0.8	2.4

Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	-1.7%	0.8%	-0.9%	1.5%
Decrease interest rates by 200 bp	-3.2%	-0.8%	-3.6%	-1.3%

As discussed previously under the section, “Net Interest Income, Margin and Interest Rate Spreads,” the Company believes that in recent quarters, the dynamic balance sheet changes with regard to changes in the mix of deposits and other funding sources have tended to have a somewhat larger effect on the net interest spread and net interest margin than has the Company’s interest rate risk position.

Market Risk – Fixed Income – The Company engages in trading and market making of U.S. Treasury, U.S. Government Agency, municipal and corporate securities. This trading and market making exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

At March 31, 2007, the Company had $32.4 million of trading account assets and $190.9 million of securities sold, not yet purchased compared with $63.4 million and $151.9 million of trading assets and $176.0 million and $55.6 million of securities sold, not yet purchased at December 31, 2006 and March 31, 2006, respectively. The increased securities sold balances as of March 31, 2007 and December 31, 2006 are related to an Amegy Bank sweep product.

Market Risk – Equity Investments – Through its equity investment activities, the Company owns equity securities that are publicly traded and subject to fluctuations in their market prices or values. In addition, the Company owns equity securities in companies that are not publicly traded and that are accounted for under cost, fair value, equity, or full consolidation methods of accounting, depending upon the Company’s ownership position and degree of involvement in influencing the investees’ affairs. In either case, the value of the Company’s investment is subject to fluctuation. Since the market prices or values associated with these securities may fall below the Company’s investment costs, the Company is exposed to the possibility of loss. These equity investments are approved, monitored and evaluated by the Company’s Equity Investment Committee.

The Company generally conducts minority investing in prepublic venture capital companies in which it does not have strategic involvement, through four funds collectively referred to as Wasatch Venture Funds (“Wasatch”). Wasatch screens investment opportunities and

ZIONS BANCORPORATION AND SUBSIDIARIES

makes investment decisions based on its assessment of business prospects and potential returns. After an investment is made, Wasatch actively monitors the performance of each company in which it has invested, and often has representation on the board of directors of the company.

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

A more comprehensive discussion of the Company’s interest rate and market risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity Risk Management

Liquidity is managed centrally for both the Parent and the bank subsidiaries. The Parent’s cash requirements consist primarily of debt service, investment in and advances to subsidiaries, operating expenses, income taxes, dividends to shareholders and share repurchases. The Parent’s cash needs are routinely met through dividends from its subsidiaries, investment income, and subsidiaries’ proportionate share of current income taxes, management and other fees, bank lines, equity contributed through the exercise of stock options, commercial paper, and long-term debt and equity issuances.

During the first three months of 2007, the Parent received $113 million in dividends from its subsidiaries. At March 31, 2007, $470 million of dividend capacity was available for the subsidiaries to pay to the Parent under regulatory guidelines.

Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and the bank subsidiaries. For the first three months of 2007, operations contributed $127.2 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

The Parent also has a program to issue short-term commercial paper. At March 31, 2007, outstanding commercial paper was $187.0 million. In addition, at March 31, 2007, the Parent had a secured revolving credit facility with a subsidiary bank totaling $40 million. No amount was outstanding on this facility at March 31, 2007.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At March 31, 2007, these core deposits, in aggregate, constituted 86.0% of consolidated deposits, compared with 87.7% of consolidated deposits at December 31, 2006. For the first three months of 2007, increases in deposits resulted in net cash inflows of $249 million excluding the acquisition of Stockmen’s.

The Federal Home Loan Bank (“FHLB”) system is also a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first three months of 2007, the activity in short-term FHLB borrowings resulted in a net cash outflow of approximately $194 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company uses asset securitizations to sell loans, which also provides an alternative source of funding for the subsidiaries and enhances flexibility in meeting their funding needs. During the first quarter of 2007, loan sales (other than loans held for sale) provided $10.9 million in cash inflows.

At March 31, 2007, the Company managed approximately $2.4 billion of securitized assets that were originated or purchased by its subsidiary banks. Of these, approximately $1.5 billion were credit-enhanced by a third party insurance provider and held in Lockhart Funding, LLC, which is a qualifying special-purpose entity securities conduit and has been an important source of funding for the Company’s loans. Zions Bank provides a Liquidity Facility for a fee to Lockhart, which purchases floating-rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility, Zions Bank is required to purchase securities from Lockhart to provide funds for it to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption, as specified in the governing documents of Lockhart. In addition, pursuant to the governing documents, including the Liquidity Facility, if any security in Lockhart is downgraded below AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain a credit enhancement on the security from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of Zions Bank is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility.

At March 31, 2007, the book value of Lockhart’s securities portfolio was $4.0 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under this Liquidity Facility at March 31, 2007, December 31, 2006 or March 31, 2006. Lockhart is limited in size by program agreements, agreements with rating agencies and by the size of the Liquidity Facility.

As described in Note 6 of the Notes to Consolidated Financial Statements, the FASB continues to deliberate proposals to further amend SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. These proposals may require changes to the operating activities of qualifying special-purpose entities and other aspects relating to the transfer of financial assets. As a result of these proposals, Lockhart’s operations may need to be modified to preserve its off-balance sheet status.

The Company’s investment activities can also provide or use cash. For the first three months of 2007, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $99 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For the first three months of 2007, loan growth resulted in a net cash outflow of $523 million.

A more comprehensive discussion of our liquidity management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2006.

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

Total shareholders’ equity on March 31, 2007 was $5.3 billion, up 5.5% from $5.0 billion at December 31, 2006 and 21.1% from $4.3 billion at March 31, 2006. The Company’s capital ratios were as follows as of the dates indicated:

	March 31, 2007	December 31, 2006	March 31, 2006
Tangible equity ratio	6.59%	6.51%	5.51%
Average equity to average assets (three months ended)	10.94%	10.37%	10.13%

Risk-based capital ratios:
Tier 1 leverage	7.92%	7.86%	7.37%
Tier 1 risk-based capital	8.00%	7.98%	7.65%
Total risk-based capital	12.15%	12.29%	12.40%

It is our belief that capital not considered necessary to support current and anticipated business should be returned to the Company’s shareholders through dividends and repurchases of its shares. The Company has stated that its target range for the tangible equity ratio is 6.25% to 6.50%; the actual ratio at March 31, 2007 was 9 basis points above the top of this range.

In December 2006, the Company resumed its stock repurchase plan, which had been suspended since July 2005 because of the Amegy acquisition. On December 11, 2006, the Board authorized a $400 million repurchase program. The Company repurchased and retired 1,210,114 shares of its common stock in the first quarter of 2007 at a total cost of $102.9 million and an average per share price of $85.01 under this share repurchase authorization. The remaining authorized amount for share repurchase as of March 31, 2007 was $272.2 million.

The Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. As of March 31, 2007, the Company and each of its banking subsidiaries met the “well capitalized” guidelines under regulatory standards.

ZIONS BANCORPORATION AND SUBSIDIARIES

Dividends per common share of $0.39 and $0.36 were paid in the first quarter of 2007 and 2006, respectively. For the three months ended March 31, 2007, the Company paid $42.8 million in common stock dividends compared to $38.1 million in the same period of 2006.

At its May 2007 meeting, the Company’s Board of Directors declared a dividend in the amount of $0.43 per share of common stock. The dividend is payable May 23, 2007 to shareholders of record as of the close of business on May 9, 2007.

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

The Company believes there have been no significant changes in risk factors compared to the disclosures contained in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the first quarter of 2007:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (2)
January	366,200	$83.35	353,552	$345,537,717
February	613,599	85.28	382,104	312,613,721
March	478,456	85.25	474,458	272,167,976

Quarter	1,458,255	84.79	1,210,114

(1)	Includes 243,686 shares tendered for exercise of stock options and 4,455 shares to cover payroll taxes on the vesting of restricted stock.
(2)	In December 2006, the Company resumed the repurchase of its common stock following a $400 million repurchase authorization approved by the Board of Directors on December 11, 2006. Prior to December 2006, the Company had suspended the repurchase of its common stock since July 2005 because of the Amegy acquisition.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

10.1	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated July 3, 2006 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

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

Date: May 10, 2007