Form 10-Q
period 2007-06-30
ZIONS BANCORPORATION /UT/
filed 2007-08-09
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 31, 2007	107,578,083 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2007	December 31, 2006	June 30, 2006
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,640,946	$1,938,810	$1,773,829
Money market investments:
Interest-bearing deposits	39,881	43,203	87,512
Federal funds sold	120,959	55,658	262,959
Security resell agreements	482,893	270,415	225,160
Investment securities:
Held to maturity, at cost (approximate market value $685,521, $648,828, and $620,786)	702,189	653,124	639,593
Available for sale, at market	4,564,183	5,050,907	5,086,840
Trading account, at market (includes $1,745, $34,494, and $50,684 transferred as collateral under repurchase agreements)	22,808	63,436	70,646

	5,289,180	5,767,467	5,797,079
Loans:
Loans held for sale	226,041	252,818	248,948
Loans and leases	36,715,752	34,566,118	32,576,017

	36,941,793	34,818,936	32,824,965
Less:
Unearned income and fees, net of related costs	153,588	151,380	142,630
Allowance for loan losses	380,295	365,150	348,475

Loans and leases, net of allowance	36,407,910	34,302,406	32,333,860

Other noninterest-bearing investments	972,830	1,022,383	993,379
Premises and equipment, net	648,731	609,472	574,154
Goodwill	2,013,314	1,900,517	1,881,256
Core deposit and other intangibles	180,867	162,134	177,692
Other real estate owned	10,646	9,250	16,024
Other assets	883,288	888,511	1,019,182

	$48,691,445	$46,970,226	$45,142,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$9,857,638	$10,010,310	$10,163,834
Interest-bearing:
Savings and money market	14,712,294	14,673,478	14,870,507
Internet money market	1,544,031	1,185,409	943,621
Time under $100,000	2,535,881	2,257,967	2,030,717
Time $100,000 and over	4,881,994	4,302,056	3,402,314
Foreign	2,653,734	2,552,526	1,843,217

	36,185,572	34,981,746	33,254,210

Securities sold, not yet purchased	28,456	175,993	27,388
Federal funds purchased	2,221,887	1,993,483	1,397,694
Security repurchase agreements	1,061,598	934,057	1,169,296
Other liabilities	602,173	621,922	789,222
Commercial paper	228,607	220,507	245,126
Federal Home Loan Bank advances and other borrowings:
One year or less	664,509	517,925	1,216,848
Over one year	128,832	137,058	133,450
Long-term debt	2,313,015	2,357,721	2,432,903

Total liabilities	43,434,649	41,940,412	40,666,137

Minority interest	32,094	42,791	28,619
Shareholders’ equity:
Capital stock:
Preferred stock, without par value, authorized 3,000,000 shares:
Series A (liquidation preference $1,000 per share); issued and outstanding 240,000 shares	240,000	240,000	–
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 108,034,079, 106,720,884, and 106,611,731 shares	2,279,722	2,230,303	2,218,711
Retained earnings	2,828,613	2,602,189	2,386,369
Accumulated other comprehensive loss	(112,840)	(75,849)	(148,327)
Deferred compensation	(10,793)	(9,620)	(9,423)

Total shareholders’ equity	5,224,702	4,987,023	4,447,330

	$48,691,445	$46,970,226	$45,142,086

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$697,022	$591,139	$1,371,599	$1,133,923
Interest on loans held for sale	4,322	4,055	8,197	8,101
Lease financing	5,234	4,496	10,440	8,626
Interest on money market investments	7,756	5,925	14,098	12,357
Interest on securities:
Held to maturity – taxable	2,064	2,209	4,267	4,424
Held to maturity – nontaxable	6,227	5,683	12,318	11,214
Available for sale – taxable	63,825	68,995	132,332	138,099
Available for sale – nontaxable	2,398	2,119	4,856	4,458
Trading account	766	1,995	1,958	4,069

Total interest income	789,614	686,616	1,560,065	1,325,271

Interest expense:
Interest on savings and money market deposits	117,295	97,131	230,398	183,754
Interest on time and foreign deposits	120,445	67,424	233,330	126,909
Interest on short-term borrowings	43,369	43,490	92,061	72,053
Interest on long-term debt	39,158	42,244	77,846	83,381

Total interest expense	320,267	250,289	633,635	466,097

Net interest income	469,347	436,327	926,430	859,174
Provision for loan losses	17,763	17,022	26,874	31,534

Net interest income after provision for loan losses	451,584	419,305	899,556	827,640

Noninterest income:
Service charges and fees on deposit accounts	45,116	40,059	88,501	78,668
Loan sales and servicing income	8,998	15,421	18,256	30,889
Other service charges, commissions and fees	49,911	42,165	95,064	81,097
Trust and wealth management income	9,125	7,291	17,341	14,766
Income from securities conduit	5,968	8,492	12,483	16,898
Dividends and other investment income	11,271	9,946	22,364	19,155
Trading and nonhedge derivative income	5,224	5,444	10,424	9,869
Equity securities gains (losses), net	100	(1,764)	5,298	(1,214)
Fixed income securities gains, net	13	5,156	3,714	5,407
Other	5,615	5,301	13,310	10,464

Total noninterest income	141,341	137,511	286,755	265,999

Noninterest expense:
Salaries and employee benefits	198,668	185,643	404,255	371,498
Occupancy, net	26,334	24,549	52,923	48,630
Furniture and equipment	24,272	22,737	47,539	45,741
Legal and professional services	11,242	9,005	20,779	17,514
Postage and supplies	9,025	8,646	17,072	16,361
Advertising	7,517	6,814	13,974	12,799
Impairment losses on long-lived assets	–	–	–	1,304
Merger related expense	1,491	8,906	3,897	15,713
Amortization of core deposit and other intangibles	11,812	10,692	22,941	21,385
Provision for unfunded lending commitments	1,222	(249)	1,528	(528)
Other	56,029	56,285	114,683	107,066

Total noninterest expense	347,612	333,028	699,591	657,483

Income before income taxes and minority interest	245,313	223,788	486,720	436,156
Income taxes	86,065	78,821	174,919	154,079
Minority interest	34	(343)	(671)	(866)

Net income	159,214	145,310	312,472	282,943
Preferred stock dividend	3,607	–	7,210	–

Net earnings applicable to common shareholders	$155,607	$145,310	$305,262	$282,943

Weighted average common shares outstanding during the period:
Basic shares	107,803	106,001	108,107	105,738
Diluted shares	109,124	107,883	109,639	107,867

Net earnings per common share:
Basic	$1.44	$1.37	$2.82	$2.68
Diluted	1.43	1.35	2.78	2.62

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Total shareholders’ equity
Balance, December 31, 2006	$240,000	$2,230,303	$2,602,189	$(75,849)	$(9,620)	$4,987,023
Cumulative effect of change in accounting principle, adoption of FIN 48			10,408			10,408
Comprehensive income:
Net income for the period			312,472			312,472
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests				(15,672)
Foreign currency translation				5
Reclassification for net realized gains on investments recorded in operations				(3,854)
Net unrealized losses on derivative instruments				(17,470)

Other comprehensive loss				(36,991)		(36,991)

Total comprehensive income						275,481
Stock redeemed and retired		(231,845)				(231,845)
Net stock options exercised		62,518				62,518
Common stock issued in acquisition		206,075				206,075
Share-based compensation		12,671				12,671
Dividends declared on preferred stock			(7,210)			(7,210)
Cash dividends on common stock, $.82 per share			(89,246)			(89,246)
Change in deferred compensation					(1,173)	(1,173)

Balance, June 30, 2007	$240,000	$2,279,722	$2,828,613	$(112,840)	$(10,793)	$5,224,702

Balance, December 31, 2005	$–	$2,156,732	$2,179,885	$(83,043)	$(16,310)	$4,237,264
Comprehensive income:
Net income for the period			282,943			282,943
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests				(31,281)
Foreign currency translation				543
Reclassification for net realized gains on investments recorded in operations				(1,456)
Net unrealized losses on derivative instruments				(33,090)

Other comprehensive loss				(65,284)		(65,284)

Total comprehensive income						217,659
Stock redeemed and retired		(1,338)				(1,338)
Net stock options exercised		63,449				63,449
Reclassification of deferred compensation, adoption of SFAS 123R		(11,111)			11,111	–
Share-based compensation		10,979				10,979
Cash dividends on common stock, $.72 per share			(76,459)			(76,459)
Change in deferred compensation					(4,224)	(4,224)

Balance, June 30, 2006	$–	$2,218,711	$2,386,369	$(148,327)	$(9,423)	$4,447,330

Total comprehensive income for the three months ended June 30, 2007 and 2006 was $115,631 and $120,082, respectively.

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$159,214	$145,310	$312,472	$282,943
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment losses on long lived assets	–	–	–	1,304
Provision for loan losses	17,763	17,022	26,874	31,534
Depreciation of premises and equipment	19,548	19,376	39,652	39,348
Amortization	12,494	12,967	22,995	25,007
Deferred income tax expense (benefit)	(1,294)	8,905	(22,024)	95
Share-based compensation	6,577	6,081	12,982	10,979
Excess tax benefits from share-based compensation	(2,837)	(7,863)	(10,593)	(13,045)
Gain (loss) allocated to minority interest	34	(343)	(671)	(866)
Equity securities losses (gains), net	(100)	1,764	(5,298)	1,214
Fixed income securities gains, net	(13)	(5,156)	(3,714)	(5,407)
Net decrease in trading securities	9,630	81,278	40,628	30,916
Principal payments on and proceeds from sales of loans held for sale	328,588	333,884	567,917	613,007
Additions to loans held for sale	(317,163)	(263,367)	(605,000)	(590,059)
Net gains on sales of loans, leases and other assets	(2,040)	(8,247)	(5,954)	(17,125)
Increase in cash surrender value of bank-owned life insurance	(6,366)	(6,487)	(13,157)	(12,739)
Change in accrued income taxes	(86,060)	(58,740)	13,061	15,362
Change in accrued interest receivable	(4,389)	(14,904)	972	(9,993)
Change in other assets	26,384	(203,323)	(3,937)	(138,443)
Change in other liabilities	31,420	178,098	(45,780)	167,378
Change in accrued interest payable	(5,052)	(1,680)	(2,171)	12,383
Other, net	(7,253)	11,012	(12,937)	14,678

Net cash provided by operating activities	179,085	245,587	306,317	458,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	341,005	(106,521)	2,323	91,111
Proceeds from maturities of investment securities held to maturity	30,243	23,662	54,034	60,642
Purchases of investment securities held to maturity	(41,899)	(18,873)	(79,752)	(50,276)
Proceeds from sales of investment securities available for sale	232,713	148,555	358,585	454,778
Proceeds from maturities of investment securities available for sale	771,463	489,888	1,355,188	1,148,528
Purchases of investment securities available for sale	(684,502)	(554,373)	(1,281,328)	(1,430,838)
Proceeds from sales of loans and leases	19,786	82,553	30,717	141,970
Net increase in loans and leases	(906,609)	(1,720,493)	(1,429,318)	(2,762,339)
Net decrease (increase) in other noninterest-bearing investments	20,390	(13,431)	87,214	(37,874)
Proceeds from sales of premises and equipment and other assets	1,838	2,699	3,754	4,855
Purchases of premises and equipment	(26,188)	(31,117)	(48,887)	(54,683)
Proceeds from sales of other real estate owned	2,630	20,351	5,091	24,908
Net cash received from (paid for) acquisitions	(1,668)	(1,691)	40,244	(1,691)
Net cash received from sale of nonbank subsidiary	–	–	6,995	–

Net cash used in investing activities	(240,798)	(1,678,791)	(895,140)	(2,410,909)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(139,490)	$381,502	$109,069	$611,802
Net change in short-term funds borrowed	445,999	1,262,756	482,668	1,522,389
Proceeds from FHLB advances and other borrowings over one year	–	–	–	150
Payments on FHLB advances and other borrowings over one year	(614)	(593)	(8,226)	(101,188)
Proceeds from issuance of long-term debt	–	250,000	–	250,000
Payments on long-term debt	(19,713)	(254,156)	(27,250)	(254,156)
Proceeds from issuance of common stock	17,827	14,438	52,406	55,432
Payments to redeem common stock	(128,603)	(1,310)	(231,845)	(1,338)
Excess tax benefits from share-based compensation	2,837	7,863	10,593	13,045
Dividends paid on preferred stock	(3,607)	–	(7,210)	–
Dividends paid on common stock	(46,496)	(38,324)	(89,246)	(76,459)

Net cash provided by financing activities	128,140	1,622,176	290,959	2,019,677

Net increase (decrease) in cash and due from banks	66,427	188,972	(297,864)	67,239
Cash and due from banks at beginning of period	1,574,519	1,584,857	1,938,810	1,706,590

Cash and due from banks at end of period	$1,640,946	$1,773,829	$1,640,946	$1,773,829

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$322,947	$251,212	$628,986	$451,620
Income taxes	171,999	143,415	171,983	150,570
Noncash items:
Loans transferred to other real estate owned	6,455	9,584	9,804	17,851
Acquisition of The Stockmen’s Bancorp, Inc.
Common stock issued	–	–	206,075	–
Assets acquired	–	–	1,348,233	–
Liabilities assumed	–	–	1,142,158	–

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2007

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

Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2006 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

2.    CERTAIN RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. The fair value option may be applied instrument by instrument with certain exceptions and is applied generally on an irrevocable basis to the particular instrument. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 effective January 1, 2008. Management is currently evaluating the impact this Statement may have on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 provides enhanced guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The Statement impacts other accounting pronouncements that require or permit fair value measurements; however, it does not expand the use of fair value measurements in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 effective January 1, 2008. Management is currently evaluating the impact this Statement may have on the Company’s financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

Additional accounting pronouncements recently adopted are discussed where applicable in the Notes to Consolidated Financial Statements.

3.    ACQUISITIONS AND DIVESTITURES

In June 2007, Amegy Bank of Texas entered into a definitive merger agreement to acquire for cash Intercontinental Bank Shares Corporation (“Intercon”), located in San Antonio, Texas. The acquisition is expected to close in the third quarter of 2007 and is estimated to add approximately $53 million in loans and $96 million in deposits to the Company’s balance sheet.

On January 17, 2007, we completed the acquisition of The Stockmen’s Bancorp, Inc. (“Stockmen’s”), headquartered in Kingman, Arizona. As of the date of acquisition, Stockmen’s had approximately $1.2 billion of total assets, $1.1 billion of total deposits, and a total of 43 branches – 32 in Arizona and 11 in central California. Consideration of approximately $206.1 million consisted of 2.6 million shares of the Company’s common stock plus a small amount of cash paid for fractional shares. Stockmen’s parent company merged into the Parent and Stockmen’s banking subsidiary merged into NBA. As of June 30, 2007, the acquisition had resulted in approximately $114.2 million of goodwill, which is subject to adjustment as the purchase price allocation is finalized during the year following the acquisition. In June 2007, NBA entered into an agreement to sell the 11 California branches. The sale is expected to close in the fourth quarter of 2007 and will include approximately $171 million of loans and $209 million of deposits.

In January 2007, Zions Bank sold the Grant Hatch insurance agency and certain other insurance assets. For the six months ended June 30, 2007, the net pretax gain recognized in other noninterest income was approximately $2.9 million.

4.    LONG-TERM DEBT

On June 6, 2007, under provisions of the borrowing agreements, the Company redeemed the entire $19.7 million net par amount of the 11.75% trust preferred securities.

5.    INCOME TAXES

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions.

We have a liability for unrecognized tax benefits relating to uncertain tax positions primarily for various state tax contingencies in several jurisdictions. As a result of adopting FIN 48, we reduced this liability by approximately $10.4 million at January 1, 2007 and recognized a cumulative effect adjustment as an increase to retained earnings. Our total gross unrecognized tax benefits subsequent to this adjustment were approximately $46.3 million at January 1, 2007. Of this amount, approximately $25.9 million (net of the federal benefit on state issues) relates to unrecognized tax benefits that, if recognized, would affect the effective tax rate. Gross unrecognized tax benefits that may decrease during the 12 months subsequent to June 30, 2007 could range up to approximately $22.6 million as a result of the resolution of various state tax positions.

Interest and penalties related to unrecognized tax benefits are included in income taxes in the statement of income and amounted to approximately $1.0 million on a gross basis for the six months ended June 30, 2007. Gross accrued interest and penalties were approximately $8.3 million at January 1, 2007 and $9.3 million at June 30, 2007.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions. In general, the Company is no longer subject to income tax examinations for years prior to 2003 for federal returns and prior to 2000 for state returns.

During the first quarter of 2007, the Company surrendered certain bank-owned life insurance contracts and incurred taxes and penalties of approximately $2.9 million, which were included in income taxes in the statement of income.

6.    SHAREHOLDERS’ EQUITY

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized losses on derivative instruments	Pension and post- retirement	Total
Six Months Ended June 30, 2007:

Balance, December 31, 2006	$(18,371)	$(41,716)	$(15,762)	$(75,849)
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $9,707	(15,672)			(15,672)
Foreign currency translation	5			5
Reclassification for net realized gains recorded in operations, net of income tax expense of $2,388	(3,854)			(3,854)
Net unrealized losses, net of reclassification to operations of $(22,011) and income tax benefit of $10,836		(17,470)		(17,470)

Other comprehensive loss	(19,521)	(17,470)	–	(36,991)

Balance, June 30, 2007	$(37,892)	$(59,186)	$(15,762)	$(112,840)

Six Months Ended June 30, 2006:

Balance, December 31, 2005	$(10,772)	$(50,264)	$(22,007)	$(83,043)
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $19,376	(31,281)			(31,281)
Foreign currency translation	543			543
Reclassification for net realized gains recorded in operations, net of income tax expense of $902	(1,456)			(1,456)
Net unrealized losses, net of reclassification to operations of $(14,745) and income tax benefit of $21,988		(33,090)		(33,090)

Other comprehensive loss	(32,194)	(33,090)	–	(65,284)

Balance, June 30, 2006	$(42,966)	$(83,354)	$(22,007)	$(148,327)

ZIONS BANCORPORATION AND SUBSIDIARIES

From May 4-7, 2007, the Company successfully conducted an auction of its patent-pending Employee Stock Option Appreciation Rights Securities (“ESOARS”). As allowed by SFAS No. 123R, Share-Based Payment, the Company used the results of that auction to value its employee stock options issued on May 4. The value established was $12.06 per option, which the Company estimates is approximately 14% below its Black-Scholes model valuation on that date. The Company recorded the related estimated future settlement obligation of ESOARS as a liability in the balance sheet.

7.    GUARANTEES

The following are guarantees issued by the Company (in thousands):

	June 30, 2007	December 31, 2006
Standby letters of credit:
Financial	$1,172,531	$1,157,205
Performance	347,723	330,056

	$1,520,254	$1,487,261

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 contains further information on the nature of these letters of credit along with their terms and collateral requirements. At June 30, 2007, the carrying value recorded by the Company as a liability for these guarantees was $5.5 million.

As of June 30, 2007, the Parent has guaranteed approximately $307.5 million of debt issued by affiliated trusts issuing trust preferred securities.

Zions Bank provides a liquidity facility (“Liquidity Facility”) for a fee to Lockhart Funding, LLC (“Lockhart”), a qualifying special-purpose entity (“QSPE”) securities conduit. Lockhart purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility contract, Zions Bank is required to purchase securities from Lockhart to provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Pursuant to the governing documents, including the liquidity agreement, if any security in Lockhart is downgraded below AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain credit enhancement from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of Zions Bank is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility commitment. At June 30, 2007, the book value of Lockhart’s securities portfolio was $3.5 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under the Liquidity Facility at June 30, 2007.

The FASB is pursuing an alternative to the derecognition model in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Alternatives to the current derecognition requirements have been collectively referred to as the Linked Presentation model. This model would eliminate the concept of a QSPE and, if certain criteria are met, allow for the linked presentation of the transferred assets and related liabilities within a single asset caption on the face of the balance sheet. It is too early in the process to determine what, if any, impact this would have on the Company’s securitization program.

ZIONS BANCORPORATION AND SUBSIDIARIES

8.    RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans (in thousands):

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
	Three Months Ended June 30,						Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$122	$129	$–	$–	$27	$32	$243	$258	$–	$–	$53	$64
Interest cost	2,121	2,148	177	179	82	86	4,243	4,300	355	359	158	172
Expected return on plan assets	(2,899)	(2,588)	–	–	–	–	(5,798)	(5,180)	–	–	–	–
Amortization of prior service cost	–	–	31	31	–	–	–	–	62	62	–	–
Amortization of transition liability	–	–	4	4	–	–	–	–	8	8	–	–
Amortization of net actuarial (gain) loss	255	491	(3)	(3)	(69)	(67)	510	983	(6)	(5)	(134)	(134)

Net periodic benefit cost (credit)	$(401)	$180	$209	$211	$40	$51	$(802)	$361	$419	$424	$77	$102

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s contributions for individual benefit payments in the postretirement benefit plan were frozen in 2000 and participation and benefit accruals for the pension plan were frozen effective January 1, 2003.

9.    OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of June 30, 2007, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 114 branches in Utah, 24 in Idaho, and one foreign branch in the Grand Cayman Islands. CB&T operates 91 branches in California. Amegy operates 80 branches in Texas and one foreign branch in the Grand Cayman Islands. NBA operates 77 branches in Arizona and 11 in California. NSB operates 74 branches in Nevada. Vectra operates 40 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. The operating segment identified as “Other” includes the Parent, certain nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO, and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended June 30, 2007 and 2006:

	Zions Bank		CB&T		Amegy		NBA		NSB
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
CONDENSED INCOME STATEMENT
Net interest income	$135.7	$113.7	$109.8	$118.3	$81.0	$76.0	$64.5	$53.3	$47.0	$50.1
Provision for loan losses	3.0	8.0	4.0	4.0	5.7	0.3	3.6	1.8	1.2	2.4

Net interest income after provision for loan losses	132.7	105.7	105.8	114.3	75.3	75.7	60.9	51.5	45.8	47.7
Noninterest income	63.5	62.5	19.1	20.0	31.1	28.3	8.3	6.1	8.5	7.5
Noninterest expense	112.8	103.5	58.7	62.0	74.5	72.7	36.0	26.5	27.0	28.0

Income (loss) before income taxes and minority interest	83.4	64.7	66.2	72.3	31.9	31.3	33.2	31.1	27.3	27.2
Income tax expense (benefit)	28.3	21.5	26.5	29.3	9.8	9.8	13.0	12.3	9.6	9.4
Minority interest	–	(0.1)	–	–	–	–	–	–	–	–

Net income (loss)	55.1	43.3	39.7	43.0	22.1	21.5	20.2	18.8	17.7	17.8
Preferred stock dividend	–	–	–	–	–	–	–	–	–	–

Net earnings applicable to common shareholders	$55.1	$43.3	$39.7	$43.0	$22.1	$21.5	$20.2	$18.8	$17.7	$17.8

AVERAGE BALANCE SHEET DATA
Total assets	$15,444	$13,734	$10,102	$11,109	$9,934	$9,123	$5,474	$4,380	$3,859	$3,935
Net loans and leases	11,389	9,182	7,871	8,028	6,698	5,575	4,667	3,858	3,207	3,169
Total deposits	11,262	9,682	8,142	8,387	7,029	6,414	4,355	3,524	3,327	3,280
Shareholder’s equity:
Preferred equity	–	–	–	–	–	–	–	–	–	–
Common equity	997	857	1,111	1,114	1,834	1,793	613	309	263	248
Total shareholder’s equity	997	857	1,111	1,114	1,834	1,793	613	309	263	248

	Vectra		TCBW		Other		Consolidated Company
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006
CONDENSED INCOME STATEMENT
Net interest income	$23.5	$23.7	$8.6	$8.0	$–	$(6.8)	$469.3	$436.3
Provision for loan losses	0.2	0.6	–	(0.2)	–	0.1	17.8	17.0

Net interest income after provision for loan losses	23.3	23.1	8.6	8.2	–	(6.9)	451.5	419.3
Noninterest income	6.9	5.9	0.4	0.5	3.6	6.7	141.4	137.5
Noninterest expense	20.9	21.6	3.5	3.4	14.2	15.3	347.6	333.0

Income (loss) before income taxes and minority interest	9.3	7.4	5.5	5.3	(10.6)	(15.5)	245.3	223.8
Income tax expense (benefit)	3.4	2.7	1.8	1.8	(6.3)	(8.0)	86.1	78.8
Minority interest	–	–	–	–	–	(0.2)	–	(0.3)

Net income (loss)	5.9	4.7	3.7	3.5	(4.3)	(7.3)	159.2	145.3
Preferred stock dividend	–	–	–	–	3.6	–	3.6	–

Net earnings applicable to common shareholders	$5.9	$4.7	$3.7	$3.5	$(7.9)	$(7.3)	$155.6	$145.3

AVERAGE BALANCE SHEET DATA
Total assets	$2,410	$2,329	$821	$794	$(122)	$(1,621)	$47,922	$43,783
Net loans and leases	1,769	1,600	462	412	80	76	36,143	31,900
Total deposits	1,711	1,627	509	459	(370)	(1,198)	35,964	32,175
Shareholder’s equity:
Preferred equity	–	–	–	–	240	–	240	–
Common equity	314	296	58	52	(196)	(254)	4,993	4,415
Total shareholder’s equity	314	296	58	52	44	(254)	5,233	4,415

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the six months ended June 30, 2007 and 2006:

	Zions Bank		CB&T		Amegy		NBA		NSB
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
CONDENSED INCOME STATEMENT
Net interest income	$262.7	$221.1	$220.2	$236.0	$158.4	$150.4	$127.8	$104.9	$94.8	$96.9
Provision for loan losses	8.5	13.9	5.0	6.5	7.1	2.3	3.5	2.6	3.0	4.9

Net interest income after provision for loan losses	254.2	207.2	215.2	229.5	151.3	148.1	124.3	102.3	91.8	92.0
Noninterest income	130.4	124.3	42.5	38.3	61.1	55.9	16.3	12.0	16.4	14.8
Noninterest expense	221.1	201.3	118.0	124.0	148.5	140.2	74.6	51.5	55.5	55.2

Income (loss) before income taxes and minority interest	163.5	130.2	139.7	143.8	63.9	63.8	66.0	62.8	52.7	51.6
Income tax expense (benefit)	55.2	43.7	57.9	58.4	20.8	19.8	25.8	24.8	18.4	17.9
Minority interest	0.3	(0.1)	–	–	0.1	–	–	–	–	–

Net income (loss)	108.0	86.6	81.8	85.4	43.0	44.0	40.2	38.0	34.3	33.7
Preferred stock dividend	–	–	–	–	–	–	–	–	–	–

Net earnings applicable to common shareholders	$108.0	$86.6	$81.8	$85.4	$43.0	$44.0	$40.2	$38.0	$34.3	$33.7

AVERAGE BALANCE SHEET DATA
Total assets	$15,292	$13,330	$10,180	$10,994	$9,986	$9,170	$5,419	$4,307	$3,872	$3,815
Net loans and leases	11,145	8,931	7,933	7,899	6,591	5,488	4,622	3,791	3,205	3,034
Total deposits	11,047	9,509	8,158	8,461	6,947	6,515	4,314	3,550	3,350	3,236
Shareholder’s equity:
Preferred equity	–	–	–	–	–	–	–	–	–	–
Common equity	992	844	1,110	1,103	1,824	1,786	580	306	265	244
Total shareholder’s equity	992	844	1,110	1,103	1,824	1,786	580	306	265	244

	Vectra		TCBW		Other		Consolidated Company
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006
CONDENSED INCOME STATEMENT
Net interest income	$46.5	$46.8	$16.8	$16.7	$(0.8)	$(13.7)	$926.4	$859.1
Provision for loan losses	(0.3)	0.8	–	0.4	0.1	0.1	26.9	31.5

Net interest income after provision for loan losses	46.8	46.0	16.8	16.3	(0.9)	(13.8)	899.5	827.6
Noninterest income	12.9	12.7	0.9	0.9	6.3	7.1	286.8	266.0
Noninterest expense	42.6	43.1	7.2	6.8	32.1	35.4	699.6	657.5

Income (loss) before income taxes and minority interest	17.1	15.6	10.5	10.4	(26.7)	(42.1)	486.7	436.1
Income tax expense (benefit)	6.2	5.7	3.4	3.4	(12.8)	(19.6)	174.9	154.1
Minority interest	–	–	–	–	(1.1)	(0.8)	(0.7)	(0.9)

Net income (loss)	10.9	9.9	7.1	7.0	(12.8)	(21.7)	312.5	282.9
Preferred stock dividend	–	–	–	–	7.2	–	7.2	–

Net earnings applicable to common shareholders	$10.9	$9.9	$7.1	$7.0	$(20.0)	$(21.7)	$305.3	$282.9

AVERAGE BALANCE SHEET DATA
Total assets	$2,398	$2,305	$799	$794	$(192)	$(1,497)	$47,754	$43,218
Net loans and leases	1,749	1,568	447	405	85	72	35,777	31,188
Total deposits	1,698	1,607	488	454	(427)	(1,232)	35,575	32,100
Shareholder’s equity:
Preferred equity	–	–	–	–	240	–	240	–
Common equity	313	298	57	51	(167)	(264)	4,974	4,368
Total shareholder’s equity	313	298	57	51	73	(264)	5,214	4,368

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share and ratio data)	2007	2006	% Change	2007	2006	% Change
EARNINGS
Taxable-equivalent net interest income	$476,060	$442,261	7.64%	$939,781	$871,085	7.89%
Taxable-equivalent revenue	617,401	579,772	6.49%	1,226,536	1,137,084	7.87%
Net interest income	469,347	436,327	7.57%	926,430	859,174	7.83%
Noninterest income	141,341	137,511	2.79%	286,755	265,999	7.80%
Provision for loan losses	17,763	17,022	4.35%	26,874	31,534	(14.78)%
Noninterest expense	347,612	333,028	4.38%	699,591	657,483	6.40%
Income before income taxes and minority interest	245,313	223,788	9.62%	486,720	436,156	11.59%
Income taxes	86,065	78,821	9.19%	174,919	154,079	13.53%
Minority interest	34	(343)	109.91%	(671)	(866)	22.52%
Net income	159,214	145,310	9.57%	312,472	282,943	10.44%
Net earnings applicable to common shareholders	155,607	145,310	7.09%	305,262	282,943	7.89%

PER COMMON SHARE
Net earnings (diluted)	1.43	1.35	5.93%	2.78	2.62	6.11%
Dividends	0.43	0.36	19.44%	0.82	0.72	13.89%
Book value per common share				46.14	41.72	10.59%

SELECTED RATIOS
Return on average assets	1.33%	1.33%		1.32%	1.32%
Return on average common equity	12.50%	13.20%		12.38%	13.06%
Efficiency ratio	56.30%	57.44%		57.04%	57.82%
Net interest margin	4.53%	4.64%		4.52%	4.66%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except share and ratio data)	2007	2006	% Change	2007	2006	% Change
AVERAGE BALANCES
Total assets	$47,921,787	$43,782,622	9.45%	$47,754,384	$43,217,571	10.50%
Securities	5,426,896	5,876,065	(7.64)%	5,611,351	5,974,333	(6.08)%
Net loans and leases	36,142,957	31,900,053	13.30%	35,776,561	31,188,372	14.71%
Goodwill	2,012,270	1,884,192	6.80%	1,998,096	1,885,862	5.95%
Core deposit and other intangibles	188,843	185,281	1.92%	191,469	190,885	0.31%
Total deposits	35,964,203	32,175,202	11.78%	35,575,016	32,099,667	10.83%
Core deposits (1)	30,873,001	29,303,520	5.36%	30,617,110	29,378,174	4.22%
Minority interest	35,009	28,486	22.90%	37,859	28,355	33.52%
Shareholders’ equity:
Preferred equity	240,000	–	–	240,000	–	–
Common equity	4,993,383	4,414,775	13.11%	4,973,999	4,368,301	13.87%

Weighted average common and common-equivalent shares outstanding	109,123,735	107,883,374	1.15%	109,638,577	107,866,829	1.64%

AT PERIOD END
Total assets				$48,691,445	$45,142,086	7.86%
Securities				5,289,180	5,797,079	(8.76)%
Net loans and leases				36,788,205	32,682,335	12.56%
Sold loans being serviced (2)				2,201,897	3,003,101	(26.68)%
Allowance for loan losses				380,295	348,475	9.13%
Reserve for unfunded lending commitments				21,222	17,592	20.63%
Goodwill				2,013,314	1,881,256	7.02%
Core deposit and other intangibles				180,867	177,692	1.79%
Total deposits				36,185,572	33,254,210	8.82%
Core deposits (1)				31,303,578	29,851,896	4.86%
Minority interest				32,094	28,619	12.14%
Shareholders’ equity:
Preferred equity				240,000	–	–
Common equity				4,984,702	4,447,330	12.08%

Common shares outstanding				108,034,079	106,611,731	1.33%

Average equity to average assets	10.92%	10.08%		10.92%	10.11%
Common dividend payout	29.88%	26.37%		29.24%	27.02%
Tangible equity ratio				6.52%	5.54%
Nonperforming assets				95,398	73,475	29.84%
Accruing loans past due 90 days or more				47,782	29,434	62.34%
Nonperforming assets to net loans and leases and other real estate owned at period end				0.26%	0.22%

(1)	Amount consists of total deposits excluding time deposits $100,000 and over.
(2)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006, except as noted below.

Securitization Transactions

During the second quarter of 2007, the Company updated certain valuation assumptions for retained beneficial interests under the rules contained in Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, (“EITF 99-20”). These rules require the Company to periodically update its assumptions used to compute estimated cash flows for its retained beneficial interests and to compare the net present value of these cash flows to the carrying value. The Company complies with EITF 99-20 by evaluating and updating its default assumption as compared to the historical credit losses and the credit loss expectation of the portfolio and its prepayment speed assumption as compared to the historical prepayment speeds and prepayment rate expectation.

The Company currently has seven small business securitizations and the retained beneficial interest for certain securitizations required impairment charges at June 30, 2007 following the application of EITF 99-20. As a result, the Company recorded an impairment loss on the retained beneficial interests of $5.1 million before income taxes resulting in a $3.2 million reduction of net income or $(0.03) per diluted share for the three months ended June 30, 2007. The primary factors that influenced the impairment of the retained beneficial interests were higher prepayment speeds than previously estimated on the most recent securitization and higher estimated funding interest rates. The additional second quarter impairment charges increased the year to date impairment charges to $9.3 million before income taxes resulting in a $5.7 million reduction of net income or $(0.05) per diluted share for the six months ended June 30, 2007.

Employee Stock Option Expense

From May 4-7, 2007, the Company successfully conducted an auction of its patent-pending ESOARS securities. As allowed by SFAS No. 123R, Share-Based Payment, the Company used the results of that auction to value its employee stock options issued on May 4. The value established was $12.06 per option, which the Company estimates is approximately 14% below its Black-Scholes model valuation on that date. The Company recorded the related estimated future settlement obligation of ESOARS as a liability in the balance sheet.

RESULTS OF OPERATIONS

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “Zions,” “the Company,” “we,” “our”) reported net earnings applicable to common shareholders of $155.6 million or $1.43 per diluted share for the second quarter of 2007 compared with $145.3 million or $1.35 per diluted share for the second quarter of 2006. The annualized return on average assets was 1.33% for both the second quarters of 2007 and 2006. For the same comparative periods, the annualized return on average common equity was 12.50% compared to 13.20%. The efficiency ratio for the second quarter of 2007 was 56.3% compared to 57.4% for the second quarter of 2006.

ZIONS BANCORPORATION AND SUBSIDIARIES

Net earnings applicable to common shareholders for the first six months of 2007 was $305.3 million or $2.78 per diluted share, compared to $282.9 million or $2.62 per diluted share for the first six months of 2006. For both the first six months of 2007 and 2006, the annualized return on average assets was 1.32%. For the same comparative periods, the annualized return on average common equity was 12.38% compared to 13.06%. The efficiency ratio for the first six months of 2007 was 57.0% compared to 57.8% for 2006.

The Company completed its acquisition of The Stockmen’s Bancorp, Inc. effective January 17, 2007. Comparisons to 2006 include the impact of this acquisition.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the second quarter of 2007 increased 7.6% to $476.1 million compared with $442.3 million for the comparable period of 2006. The increase reflects the significant increase in earning assets driven by strong loan growth over much of the last year. The incremental tax rate used for calculating all taxable-equivalent adjustments is 35% for all periods presented.

The Company’s net interest margin was 4.53% for the second quarter of 2007 compared to 4.51% for the first quarter of 2007 and 4.64% for the second quarter of 2006. The margin in the second quarter of 2007 improved by 2 basis points compared to the first quarter of 2007 driven in part by growth in average core deposits and a favorable mix shift on the asset side of the balance sheet (continued shrinking of the securities portfolio offset by the loan growth). The margin compression for the second quarter of 2007 compared to the second quarter of 2006 resulted from competitive pricing pressures, a continued shift in the interest-bearing deposit mix to more expensive products, and a decline in noninterest-bearing demand deposits.

We have experienced fairly steady pricing pressure on deposits over the past several quarters due to a variety of factors, including perceived returns on alternative investment and savings opportunities and generally strong competition. Reflecting this pricing pressure and the change in our funding mix toward higher rate deposits and other funding sources, the average rate paid this quarter on interest-bearing funds increased 51 basis points from the second quarter of 2006. The yield on average earning assets increased 32 basis points for the second quarter of 2007 compared to the same period in 2006. The Company also continues to experience strong competition in loan pricing.

As a result of these funding and loan pricing pressures, the spread on average interest-bearing funds for the second quarter of 2007 was 3.62%, unchanged from 3.62% for the first quarter of 2007 and down from 3.81% for the second quarter of 2006. We expect that the net interest spread may continue to be under pressure in the next few quarters due to the persistence of these factors.

The Company expects to continue its efforts to maintain a slightly “asset-sensitive” position with regard to interest rate risk. However, our estimates of the Company’s actual position are highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes. During the second quarter of 2007, longer-term interest rates increased while short-term rates were relatively stable. Our net interest margin increased 2 basis points while our net interest spread remained unchanged, suggesting that during the quarter our balance sheet interest rate sensitivity was approximately neutral. See “Interest Rate Risk” for further information.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
(In thousands)	Average balance	Amount of interest (1)	Average rate	Average balance	Amount of interest (1)	Average rate
ASSETS
Money market investments	$581,814	$7,756	5.35%	$475,278	$5,925	5.00%
Securities:
Held to maturity	666,283	11,644	7.01%	644,555	10,952	6.82%
Available for sale	4,707,154	67,514	5.75%	5,067,450	72,255	5.72%
Trading account	53,459	766	5.75%	164,060	1,995	4.88%

Total securities	5,426,896	79,924	5.91%	5,876,065	85,202	5.82%

Loans:
Loans held for sale	254,693	4,322	6.81%	266,126	4,055	6.11%
Net loans and leases (2)	35,888,264	704,325	7.87%	31,633,927	597,368	7.57%

Total loans and leases	36,142,957	708,647	7.86%	31,900,053	601,423	7.56%

Total interest-earning assets	42,151,667	796,327	7.58%	38,251,396	692,550	7.26%

Cash and due from banks	1,494,407			1,441,444
Allowance for loan losses	(375,388)			(345,408)
Goodwill	2,012,270			1,884,192
Core deposit and other intangibles	188,843			185,281
Other assets	2,449,988			2,365,717

Total assets	$47,921,787			$43,782,622

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,511,110	10,179	0.91%	$4,305,509	7,250	0.68%
Money market	10,245,788	88,578	3.47%	10,637,528	79,587	3.00%
Internet money market	1,484,748	18,538	5.01%	922,479	10,294	4.48%
Time under $100,000	2,518,631	27,382	4.36%	1,985,853	17,472	3.53%
Time $100,000 and over	5,091,202	61,864	4.87%	2,871,682	29,098	4.06%
Foreign	2,561,459	31,199	4.89%	1,868,060	20,854	4.48%

Total interest-bearing deposits	26,412,938	237,740	3.61%	22,591,111	164,555	2.92%

Borrowed funds:
Securities sold, not yet purchased	18,426	227	4.94%	62,404	706	4.54%
Federal funds purchased and security repurchase agreements	2,962,417	35,378	4.79%	2,804,139	29,822	4.27%
Commercial paper	194,134	2,647	5.47%	217,033	2,760	5.10%
FHLB advances and other borrowings:
One year or less	384,648	5,117	5.34%	800,800	10,202	5.11%
Over one year	129,147	1,853	5.75%	133,885	2,059	6.17%
Long-term debt	2,366,050	37,305	6.32%	2,476,188	40,185	6.51%

Total borrowed funds	6,054,822	82,527	5.47%	6,494,449	85,734	5.29%

Total interest-bearing liabilities	32,467,760	320,267	3.96%	29,085,560	250,289	3.45%

Noninterest-bearing deposits	9,551,265			9,584,091
Other liabilities	634,370			669,710

Total liabilities	42,653,395			39,339,361
Minority interest	35,009			28,486
Shareholders’ equity:
Preferred equity	240,000			–
Common equity	4,993,383			4,414,775

Total shareholders’ equity	5,233,383			4,414,775

Total liabilities and shareholders’ equity	$47,921,787			$43,782,622

Spread on average interest-bearing funds			3.62%			3.81%
Taxable-equivalent net interest income and net yield on interest-earning assets		$476,060	4.53%		$442,261	4.64%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (Continued)

(Unaudited)

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
(In thousands)	Average balance	Amount of interest (1)	Average rate	Average balance	Amount of interest (1)	Average rate
ASSETS
Money market investments	$537,052	$14,098	5.29%	$493,398	$12,357	5.05%
Securities:
Held to maturity	667,690	23,218	7.01%	638,366	21,676	6.85%
Available for sale	4,870,033	139,803	5.79%	5,169,446	144,957	5.65%
Trading account	73,628	1,958	5.36%	166,521	4,069	4.93%

Total securities	5,611,351	164,979	5.93%	5,974,333	170,702	5.76%

Loans:
Loans held for sale	251,959	8,197	6.56%	269,359	8,101	6.06%
Net loans and leases (2)	35,524,602	1,386,142	7.87%	30,919,013	1,146,022	7.47%

Total loans and leases	35,776,561	1,394,339	7.86%	31,188,372	1,154,123	7.46%

Total interest-earning assets	41,924,964	1,573,416	7.57%	37,656,103	1,337,182	7.16%

Cash and due from banks	1,539,549			1,489,642
Allowance for loan losses	(375,060)			(343,094)
Goodwill	1,998,096			1,885,862
Core deposit and other intangibles	191,469			190,885
Other assets	2,475,366			2,338,173

Total assets	$47,754,384			$43,217,571

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,510,711	20,239	0.90%	$4,083,875	12,375	0.61%
Money market	10,246,270	174,829	3.44%	10,979,884	152,637	2.80%
Internet money market	1,403,946	35,330	5.07%	876,071	18,742	4.31%
Time under $100,000	2,476,444	53,108	4.32%	1,971,262	33,334	3.41%
Time $100,000 and over	4,957,906	119,282	4.85%	2,721,493	52,420	3.88%
Foreign	2,503,163	60,940	4.91%	1,923,369	41,155	4.31%

Total interest-bearing deposits	26,098,440	463,728	3.58%	22,555,954	310,663	2.78%

Borrowed funds:
Securities sold, not yet purchased	36,086	808	4.52%	59,881	1,337	4.50%
Federal funds purchased and security repurchase agreements	2,978,728	70,855	4.80%	2,739,205	55,573	4.09%
Commercial paper	186,481	5,012	5.42%	199,282	4,842	4.90%
FHLB advances and other borrowings:
One year or less	578,845	15,386	5.36%	407,519	10,301	5.10%
Over one year	132,846	3,824	5.80%	163,893	4,584	5.64%
Long-term debt	2,370,213	74,022	6.30%	2,489,693	78,797	6.38%

Total borrowed funds	6,283,199	169,907	5.45%	6,059,473	155,434	5.17%

Total interest-bearing liabilities	32,381,639	633,635	3.95%	28,615,427	466,097	3.28%

Noninterest-bearing deposits	9,476,576			9,543,713
Other liabilities	644,311			661,775

Total liabilities	42,502,526			38,820,915
Minority interest	37,859			28,355
Shareholders’ equity:
Preferred equity	240,000			–
Common equity	4,973,999			4,368,301

Total shareholders’ equity	5,213,999			4,368,301

Total liabilities and shareholders’ equity	$47,754,384			$43,217,571

Spread on average interest-bearing funds			3.62%			3.88%
Taxable-equivalent net interest income and net yield on interest-earning assets		$939,781	4.52%		$871,085	4.66%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

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

The provision for loan losses for the second quarter of 2007 was $17.8 million compared to $17.0 million for the same period in 2006. On an annualized basis, the provision was 0.20% of average loans for the second quarter of 2007 and 0.21% for the second quarter of 2006. The provision for unfunded lending commitments was $1.2 million for the second quarter of 2007 compared to $(0.2) million for the second quarter of 2006. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and fundings. The related provision will generally reflect these fluctuations. When combined, the provisions for credit losses for the second quarter of 2007 were $19.0 million compared to $16.8 million for the second quarter of 2006. The increased provision reflects some softening in asset quality indicators.

The provision for loan losses for the first six months of 2007 was $26.9 million, 14.8% lower than the $31.5 million provision for the first six months of 2006. The decreased loan loss provision for the first six months of 2007 compared to 2006 is primarily impacted by lower loan growth in 2007 compared to the first six months of 2006. The provision for unfunded lending commitments was $1.5 million for the first half of 2007 compared to $(0.5) million for the first half of 2006.

Noninterest Income

For the second quarter of 2007, noninterest income increased 2.8% to $141.3 million compared to $137.5 million for the second quarter of 2006.

Service charges and fees on deposit accounts increased $5.1 million or 12.6% for the second quarter of 2007 compared to the second quarter of 2006. The increase was mainly due to the impact of fee increases and the acquisition of Stockmen’s.

Loan sales and servicing income decreased $6.4 million for the second quarter of 2007 compared to the second quarter of 2006. The decline primarily results from a pretax impairment charge of $5.1 million on retained interests from certain previous small business loan securitizations due mainly to accelerated prepayment speeds and lower amounts of servicing fees based on lower balances of serviced loans. It is possible that additional impairment charges may be incurred if actual prepayment speeds exceed current estimates. Factors influencing the prepayment speed include the prepayment penalties, which decrease over time and the shape of the yield curve at the time the prepayment penalties are eliminated. As of June 30, 2007, the Company had $59.0 million of retained interests in small business securitizations recorded on the balance sheet that are exposed to additional future impairments due to the above mentioned factors.

Other service charges, commissions and fees for the second quarter increased $7.7 million or 18.4% compared to the second quarter of 2006. The increase was primarily driven by higher public finance fees, loan fees, debit card fees, and cash management fees offset by decreased insurance income of $1.1 million resulting from the previously announced sale of the Company’s Grant Hatch insurance agency and certain other insurance assets completed during the first quarter of 2007.

Trust and wealth management income for the second quarter increased $1.8 million or 25.2% compared to the second quarter of 2006. The increase was primarily driven by higher fee income from our Contango wealth management and associated trust business.

ZIONS BANCORPORATION AND SUBSIDIARIES

Income from securities conduit decreased $2.5 million or 29.7% for the second quarter of 2007 compared to the second quarter of 2006. This servicing income represents fees we receive from Lockhart Funding, LLC (“Lockhart”), a “qualifying special-purpose entity” securities conduit, in return for liquidity management, an interest rate agreement, and administrative services that Zions Bank provides to Lockhart in accordance with a servicing agreement. The book value of the Lockhart’s securities portfolio declined to $3.5 billion at June 30, 2007 from $5.0 billion at June 30, 2006. We expect that both the income from the Lockhart conduit and the book value of the Lockhart portfolio will decrease over time unless new securities are purchased to replace the maturing securities.

Fixed income securities gains for the second quarter of 2007 were de minimis compared to $5.2 million for the second quarter of 2006.

Noninterest income for the first six months of 2007 of $286.8 million increased 7.8% from $266.0 million for the first six months of 2006. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Loan sales and servicing income decreased $12.6 million for the first six months of 2007 compared to the same period of 2006. The decline primarily results from pretax impairment charges of $9.3 million on retained interests from certain previous small business loan securitizations.

Dividends and other investment income increased $3.2 million or 16.8% for the first six months of 2007 compared to the same period in 2006. The increased income is primarily due to higher bank-owned life insurance income of $1.3 million and higher income from other equity investments of $1.3 million.

Net equity securities gains were $5.3 million for the first six months of 2007 compared with net losses of $1.2 million for the same period in 2006. Net gains for the first six months of 2007 included net gains on venture capital equity investments of $2.8 million and a $2.5 million gain on the sale of an investment in a community bank. Net losses for the first six months of 2006 included a $3.4 million loss on the sale of a mortgage mutual fund investment, a $0.5 million gain on venture capital equity investments, and $1.7 million of gains from the sale of other equity securities.

Other noninterest income increased $2.8 million compared to the first six months of 2006. The increase is mainly due to a pretax gain of approximately $2.9 million from the sale of the Company’s Grant Hatch insurance agency and certain other insurance assets during the first quarter of 2007.

Noninterest Expense

Noninterest expense for the second quarter of 2007 was $347.6 million, an increase of 4.4% over the $333.0 million for the second quarter of 2006. The Company’s efficiency ratio was 56.3% for the second quarter of 2007 compared to 57.4% for the same period of 2006. The improvement in the efficiency ratio reflects higher revenues relative to the Company’s cost structure, and lower merger related expense.

Salaries and employee benefits increased $13.0 million or 7.0% compared to the second quarter of 2006. The increase from the prior year was due to salary increases, increased staffing levels in selected areas, and the impact of the Stockmen’s acquisition.

Legal and professional services increased $2.2 million or 24.8% compared to the second quarter of 2006. The increase is mostly driven by costs related to the conversion of CB&T to Zions’ common systems and other system improvements.

Merger related expense decreased $7.4 million or 83.3% compared to the second quarter of 2006. The decrease is mainly due to the completion of the Amegy system conversion during the second quarter of 2006.

ZIONS BANCORPORATION AND SUBSIDIARIES

Noninterest expense for the first six months of 2007 of $699.6 million increased 6.4% from $657.5 million for the first six months of 2006. The Company’s efficiency ratio was 57.0% for the first six months of 2007 compared to 57.8% for the same period of 2006. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Salaries and employee benefits for the first half of 2007 increased $32.8 million or 8.8% compared to the same period in 2006. The increase is due to salary increases, increased staffing levels in selected areas, and the impact of the Stockmen’s acquisition.

Other noninterest expense for the first six months of 2007 increased $7.5 million or 7.0% compared to the first six months of 2006. This expense includes a $4.0 million write-down on repossessed equipment; this equipment was collateral on an equipment lease on which we recorded a loan loss related to an alleged accounting fraud at a water bottling company during the fourth quarter of 2006.

At June 30, 2007, the Company had 11,048 full-time equivalent employees, 514 domestic branches, and 600 ATMs, compared to 10,146 full-time equivalent employees, 470 domestic branches, and 577 ATMs at June 30, 2006.

Income Taxes

The Company’s income tax expense increased to $86.1 million for the second quarter of 2007 compared to $78.8 million for the same period in 2006. The Company’s effective income tax rates, including the effects of minority interest, were 35.1% and 35.2% for the second quarter of 2007 and 2006, respectively. The effective income tax rates for the first six months of 2007 and 2006 were 35.9% and 35.3%, respectively. The higher year to date tax rate is due to taxes incurred in the first quarter for the one time redemption of bank-owned life insurance policies. As discussed in previous filings, the Company has received federal income tax credits under the Community Development Financial Institutions Fund set up by the U.S. Government that will be recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $2.8 million and $2.1 million for the first six months of 2007 and 2006, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

BALANCE SHEET ANALYSIS

As previously disclosed, the Company completed its acquisition of The Stockmen’s Bancorp, Inc. effective January 17, 2007. Certain comparisons to 2006 include the impact of this acquisition.

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 11.3% to $41.9 billion for the six months ended June 30, 2007 compared to $37.7 billion for the same period in 2006. Interest-earning assets comprised 87.8% of total average assets for the first six months of 2007, compared with 87.1% for the comparable period of 2006.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, increased 8.8% to $537.1 million for the first six months of 2007 compared to $493.4 million for the first six months of 2006. Average securities decreased 6.1% for the first six months of 2007 when compared to the same period in 2006. Average net loans and leases for the first six months of 2007 increased 14.7% when compared to the same period in 2006.

Investment Securities Portfolio

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

	June 30, 2007		December 31, 2006		June 30, 2006
(In millions)	Amortized cost	Estimated market value	Amortized cost	Estimated market value	Amortized cost	Estimated market value
HELD TO MATURITY
Municipal securities	$701	$685	$652	$648	$640	$621
Other debt securities	1	1	1	1	–	–

	702	686	653	649	640	621

AVAILABLE FOR SALE
U.S. Treasury securities	42	42	43	42	78	78
U.S. Government agencies and corporations:
Small Business Administration loan-backed securities	786	774	907	901	884	883
Other agency securities	655	645	782	774	651	636
Municipal securities	248	247	226	227	227	225
Mortgage/asset-backed and other debt securities	2,771	2,725	2,930	2,908	3,124	3,079

	4,502	4,433	4,888	4,852	4,964	4,901

Other securities:
Mutual funds	127	127	193	193	179	179
Stock	3	4	3	6	6	7

	130	131	196	199	185	186

	4,632	4,564	5,084	5,051	5,149	5,087

Total	$5,334	$5,250	$5,737	$5,700	$5,789	$5,708

The amortized cost of investment securities at June 30, 2007 decreased 7.0% from the balance at December 31, 2006, and 7.9% from the balance at June 30, 2006. Investment securities available for sale decreased $345 million during the second quarter.

ZIONS BANCORPORATION AND SUBSIDIARIES

Mortgage/asset-backed and other debt securities at June 30, 2007 include approximately $1.7 billion of collateralized debt obligations (“CDOs”). These CDOs consist entirely of securities collateralized by trust preferred and similar debt obligations. Some of the trust preferred securities in these CDOs were issued by banks, insurance companies, or real estate investment trusts (“REITs”) that have exposure to the subprime market. We do not have any CDOs collateralized directly by subprime related mortgage assets. See further discussion of certain CDOs held by Lockhart in “Liquidity Risk Management.”

We review investment securities on an ongoing basis for other than temporary impairment taking into consideration current market conditions, offering prices, trends and volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. Our review did not result in an adjustment for other than temporary impairment during the quarter ended June 30, 2007.

The investment securities portfolio includes $1.0 billion of nonrated, fixed income securities, essentially unchanged from the balances at both December 31, 2006 and June 30, 2006. These securities include nonrated municipal securities as well as nonrated, asset-backed subordinated tranches.

Loan Portfolio

Net loans and leases at June 30, 2007 were $36.8 billion, an annualized increase of 12.2% from December 31, 2006 and an increase of 12.6% over the balance at June 30, 2006.

The following table sets forth the loan portfolio by type of loan:

(In millions)	June 30, 2007	December 31, 2006	June 30, 2006
Loans held for sale	$226	$253	$249

Commercial lending:
Commercial and industrial	8,922	8,422	7,539
Leasing	450	443	407
Owner occupied	7,123	6,260	5,574

Total commercial lending	16,495	15,125	13,520

Commercial real estate:
Construction and land development	8,037	7,483	6,958
Term	5,084	4,952	4,981

Total commercial real estate	13,121	12,435	11,939

Consumer:
Home equity credit line and other consumer real estate	1,968	1,850	1,963
1-4 family residential	4,134	4,192	4,244
Bankcard and other revolving plans	306	295	279
Other	456	457	453

Total consumer	6,864	6,794	6,939

Foreign loans	12	3	3

Other receivables	224	209	175

Total loans	$36,942	$34,819	$32,825

The loan growth noted above for commercial and commercial real estate lending principally resulted from “organic” loan growth at Zions Bank, Amegy Bank of Texas, Vectra Bank Colorado and from the impact of the loans acquired from the Stockmen’s acquisition. Second quarter organic loan growth increased over the first quarter 2007 loan growth; however loan growth has slowed compared to growth experienced during 2006 due particularly to a continued reduction in the rate of residential housing construction and development lending in California, Arizona and Nevada.

ZIONS BANCORPORATION AND SUBSIDIARIES

Sold Loans Being Serviced

Zions performs loan servicing on both loans that it holds in its portfolios and also on loans that are owned by third party investor-owned trusts. The Company has used asset securitizations to sell loans and in many instances provides the servicing on these loans as a condition of the sale.

	Sold loans being serviced		Residual interests on balance sheet at June 30, 2007
(In millions)	Sales for six months ended June 30, 2007	Outstanding balance at June 30, 2007	Subordinated retained interests	Capitalized residual cash flows	Total
Home equity credit lines	$–	$150	$7	$3	$10
Small business loans	–	1,544	210	63	273
SBA 7(a) loans	–	107	–	2	2
Farmer Mac	30	401	–	4	4

Total	$30	$2,202	$217	$72	$289

Securitized loans being serviced for others totaled $2.2 billion at June 30, 2007, $2.6 billion at December 31, 2006, and $3.0 billion at June 30, 2006. The Company did not complete a small business loans securitization during 2006 or the first six months of 2007 and also discontinued selling new home equity credit line originations during the fourth quarter of 2006.

As of June 30, 2007, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $289 million in connection with the $2.2 billion of sold loans being serviced. As is a common practice with securitized transactions, the Company had retained subordinated interests in the securitized assets that totaled $217 million at June 30, 2007, which represented junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as “excess servicing,” of $72 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

As of June 30, 2007, conforming long-term first mortgage real estate loans being serviced for others were $1,218 million, compared with $1,251 million at December 31, 2006 and $1,235 million at June 30, 2006.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	June 30, 2007	December 31, 2006	June 30, 2006
Bank-owned life insurance	$588	$627	$614
Federal Home Loan Bank and Federal Reserve stock	191	189	194
SBIC investments (1)	80	104	85
Non-SBIC investment funds	47	37	29
Other public companies	37	37	36
Other nonpublic companies	16	14	15
Trust preferred securities	14	14	20

	$973	$1,022	$993

(1)	Amounts include minority investors’ interests in Zions’ managed SBIC investments of approximately $30 million, $41 million and $28 million as of the respective dates.

Bank-owned life insurance investments declined $39 million during the first six months of 2007 mainly due to the Company surrendering three bank-owned life insurance contracts during the first quarter. The increase in cash surrender value of the remaining policies is not taxable since it is anticipated that the bank-owned life insurance will be held until the eventual death of the insured employees.

SBIC investments declined $24 million during the first six months of 2007 mainly due to the sale of a $23 million venture investment.

Deposits

Average total deposits for the first six months of 2007 increased 10.8% compared to the same period in 2006, with interest-bearing deposits increasing 15.7% and noninterest-bearing deposits decreasing 0.7%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Total deposits at the end of the second quarter of 2007 increased to $36.2 billion, an annualized increase of 6.9% from the balances reported at December 31, 2006, and increased 8.8% over the June 30, 2006 amounts. Core deposits at June 30, 2007 increased 4.1%, annualized, compared to the December 31, 2006 balance and 4.9% compared to the balance at June 30, 2006.

The mix of deposits reflects the decline in demand deposits during the first six months of 2007 as demand, savings and money market deposits comprised 72.2% of total deposits at the end of the second quarter, compared with 74.0% and 78.1% as of December 31, 2006 and June 30, 2006, respectively.

Management expects that deposit growth may continue to lag behind loan growth, and that a portion of future loan growth may be funded from higher cost liabilities.

RISK ELEMENTS

Since risk is inherent in substantially all of the Company’s operations, management of risk is an integral part of its operations and is also a key determinant of its overall performance. We apply various strategies to reduce the risks to which the Company’s operations are exposed, including credit, interest rate and market, liquidity and operational risks.

Credit Risk Management

Credit risk is managed centrally through a uniform credit policy and credit administration and credit exam functions at the parent. Effective management of credit risk is essential in maintaining a safe, sound and profitable financial institution. We have structured the organization to separate the lending function from the credit administration function, which has added strength to the control over and the independent evaluation of credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio, and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Further, an independent, internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to the Credit Review Committee of the Board of Directors.

Both the credit policy and the credit examination functions are managed centrally. Each affiliate bank is permitted to modify corporate credit policy to be more conservative; however, corporate approval must be obtained if a bank wishes to create a more liberal policy. Historically, only a limited number of such modifications have been approved. This entire process has been designed to place an emphasis on strong underwriting standards and early detection of potential problem credits so that action plans can be developed and implemented on a timely basis to mitigate any potential losses.

Another aspect of the Company’s credit risk management strategy is to pursue the diversification of the loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at June 30, 2007 no single loan type exceeded 24.2% of the Company’s total loan portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2007		December 31, 2006		June 30, 2006
(In millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$8,922	24.2%	$8,422	24.2%	$7,539	23.0%
Leasing	450	1.2%	443	1.3%	407	1.2%
Owner occupied	7,123	19.3%	6,260	18.0%	5,574	17.0%

Commercial real estate:
Construction and land development	8,037	21.8%	7,483	21.5%	6,958	21.2%
Term	5,084	13.8%	4,952	14.2%	4,981	15.2%

Consumer:
Home equity credit line and other consumer real estate	1,968	5.3%	1,850	5.3%	1,963	6.0%
1-4 family residential	4,134	11.2%	4,192	12.1%	4,244	12.9%
Bankcard and other revolving plans	306	0.8%	295	0.8%	279	0.8%
Other	456	1.2%	457	1.3%	453	1.4%

Other	462	1.2%	465	1.3%	427	1.3%

Total loans	$36,942	100.0%	$34,819	100.0%	$32,825	100.0%

We believe the Company’s potential risk from concentration in owner occupied commercial loans is reduced by the emphasis we place on lending programs sponsored by the Small Business Administration (“SBA”). On these types of loans, the SBA bears a major portion of the credit risk. In addition, the Company attempts to avoid the risk of an undue concentration of credits in a particular industry, trade group, property type, or with an individual customer or counterparty. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries.

The Company does not pursue subprime or alternative (“Alt-A”) residential mortgage lending and has little or no direct exposure to that market.

A more comprehensive discussion of our credit risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2006. In addition, as discussed in the following sections, the Company’s level of credit quality continued to be strong during the second quarter of 2007 compared to historical standards. While we see no significant signs of deterioration in credit quality, we believe that we will not be able to maintain this level of credit quality indefinitely.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the Company’s nonperforming assets:

(Amounts in millions)	June 30, 2007	December 31, 2006	June 30, 2006
Nonaccrual loans	$82	$67	$57
Restructured loans	2	–	–
Other real estate owned	11	9	16
Other assets	–	6	–

Total	$95	$82	$73

% of net loans and leases* and other real estate owned	0.26%	0.24%	0.22%

Accruing loans past due 90 days or more	$48	$44	$29

% of net loans and leases*	0.13%	0.13%	0.09%

*	Includes loans held for sale.

Total nonperforming assets increased 16.3% as of June 30, 2007 compared with the balance at December 31, 2006.

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

The Company’s total recorded investment in impaired loans was $53 million at June 30, 2007, compared with $47 million at December 31, 2006 and $32 million at June 30, 2006. Estimated losses on impaired loans are included in the allowance for loan losses. At June 30, 2007, the allowance for loan losses included $4 million for impaired loans with a recorded investment of $29 million. At December 31, 2006, the allowance included $6 million for impaired loans with an $18 million recorded investment, and at June 30, 2006 the allowance included $5 million for impaired loans with a $15 million recorded investment.

The amount of accruing loans past due 90 days or more decreased to $48 million at June 30, 2007 from $57 million at March 31, 2007, and increased from $29 million at June 30, 2006.

ZIONS BANCORPORATION AND SUBSIDIARIES

Allowance and Reserve for Credit Losses

Allowance for Loan Losses – The allowance for loan losses is established for estimated losses in the loan portfolio outstanding at the balance sheet date. In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(Amounts in millions)	Six Months Ended June 30, 2007	Twelve Months Ended December 31, 2006	Six Months Ended June 30, 2006
Loans* and leases outstanding (net of unearned income) at end of period	$36,788	$34,668	$32,682

Average loans* and leases outstanding (net of unearned income)	$35,777	$32,395	$31,188

Allowance for loan losses:
Balance at beginning of period	$365	$338	$338
Allowance of companies acquired	7	–	–
Provision charged against earnings	27	73	32
Loans and leases charged-off:
Commercial lending	(17)	(46)	(23)
Commercial real estate	(3)	(5)	(2)
Consumer	(7)	(14)	(7)
Other receivables	(1)	(1)	–

Total	(28)	(66)	(32)

Recoveries:
Commercial lending	5	11	6
Commercial real estate	1	2	1
Consumer	3	7	3

Total	9	20	10

Net loan and lease charge-offs	(19)	(46)	(22)

Balance at end of period	$380	$365	$348

Ratio of annualized net charge-offs to average loans and leases	0.11%	0.14%	0.14%

Ratio of allowance for loan losses to net loans and leases at end of period	1.03%	1.05%	1.07%

Ratio of allowance for loan losses to nonperforming loans	448.72%	548.53%	606.56%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	292.32%	331.56%	402.01%

*	Includes loans held for sale.

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the preceding table for the periods presented. The same respective amounts for the second quarter of 2007 were $8.7 million and 0.10%.

The allowance for loan losses at June 30, 2007 increased $15.1 million from the level at year-end 2006. The amount of the allowance indicated for criticized and classified commercial loans increased $8.4 million. Criticized and classified loans increased slightly for both the commercial and commercial real estate portfolios. The level of the allowance for noncriticized and nonclassified commercial loans increased $9.0 million, mainly the result of $2.1 billion of new commercial and commercial real estate loan growth. The allowance for consumer loans decreased $2.3 million when compared to December 31, 2006 mainly driven by a decline in consumer loan delinquencies and its effect in determining the allowance in the roll rate model.

ZIONS BANCORPORATION AND SUBSIDIARIES

Reserve for Unfunded Lending Commitments – The Company also estimates a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. We determine the reserve for unfunded lending commitments using a process that is similar to the one we use for commercial loans. Based on historical experience, we have developed experience-based loss factors that we apply to the Company’s unfunded lending commitments to estimate the potential for loss in that portfolio. These factors are generated from tracking commitments that become funded and develop into problem loans.

The following table sets forth the reserve for unfunded lending commitments:

(In millions)	Six Months Ended June 30, 2007	Twelve Months Ended December 31, 2006	Six Months Ended June 30, 2006
Balance at beginning of period	$19.4	$18.1	$18.1
Reserve of company acquired	0.3	–	–
Provision charged (credited) against earnings	1.5	1.3	(0.5)

Balance at end of period	$21.2	$19.4	$17.6

The following table sets forth the total allowance and reserve for credit losses:

(In millions)	June 30, 2007	December 31, 2006	June 30, 2006
Allowance for loan losses	$380	$365	$348
Reserve for unfunded lending commitments	21	19	18

Total allowance and reserve for credit losses	$401	$384	$366

Interest Rate and Market Risk Management

Interest rate and market risk are managed centrally. Interest rate risk is the potential for loss resulting from adverse changes in the level of interest rates on the Company’s net interest income. Market risk is the potential for loss arising from adverse changes in the prices of fixed income securities, equity securities, other earning assets and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, the Company is exposed to both interest rate risk and market risk.

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

We attempt to minimize the impact of changing interest rates on net interest income primarily through the use of interest rate swaps, and by avoiding large exposures to fixed rate interest-earning assets that have significant negative convexity. The prime lending rate and the London Interbank Offer Rate (“LIBOR”) curves are the primary indices used for pricing the Company’s loans. The interest rates paid on deposit accounts are set by individual banks so as to be competitive in each local market.

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

	June 30, 2007		December 31, 2006
	Low	High	Low	High
Duration of equity:
Range (in years)
Base case	0.9	2.5	–	1.6
Increase interest rates by 200 bp	1.6	3.2	0.8	2.4

Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	-2.3%	0.2%	-0.9%	1.5%
Decrease interest rates by 200 bp	-2.1%	0.3%	-3.6%	-1.3%

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

Market Risk – Fixed Income – The Company engages in the trading of municipal and corporate securities. This trading exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

At June 30, 2007, the Company had $22.8 million of trading account assets and $28.5 million of securities sold, not yet purchased compared with $63.4 million and $70.6 million of trading assets and $176.0 million and $27.4 million of securities sold, not yet purchased at December 31, 2006 and June 30, 2006, respectively. The higher securities sold, not yet purchased balance as of December 31, 2006 is related to an Amegy Bank sweep product.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and the bank subsidiaries. For the first six months of 2007, operations contributed $306 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

During the first six months of 2007, the Parent received $239 million in dividends from its subsidiaries. At June 30, 2007, $445 million of dividend capacity was available for the subsidiaries to pay to the Parent under regulatory guidelines.

The Parent also has a program to issue short-term commercial paper. At June 30, 2007, outstanding commercial paper was $229 million. In addition, at June 30, 2007, the Parent had a secured revolving credit facility with a subsidiary bank totaling $40 million. No amount was outstanding on this facility at June 30, 2007.

On June 6, 2007, under provisions of the borrowing agreements, the Company redeemed the entire $19.7 million net par amount of the 11.75% trust preferred securities.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At June 30, 2007, these core deposits, in aggregate, constituted 86.5% of consolidated deposits, compared with 87.7% of consolidated deposits at December 31, 2006. For the first six months of 2007, increases in deposits resulted in net cash inflows of $109 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Federal Home Loan Bank (“FHLB”) system is also a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first six months of 2007, the activity in short-term FHLB borrowings resulted in a net cash inflow of approximately $147 million.

At June 30, 2007, the Company managed approximately $2.2 billion of securitized assets that were originated or purchased by its subsidiary banks. Of these, approximately $1.3 billion were credit-enhanced by a third party insurance provider and held in Lockhart Funding, LLC, which is a qualifying special-purpose entity (“QSPE”) securities conduit and has been an important source of funding for the Company’s loans. Zions Bank provides a Liquidity Facility for a fee to Lockhart, which purchases floating-rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility, Zions Bank is required to purchase securities from Lockhart to provide funds for it to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption, as specified in the governing documents of Lockhart. In addition, pursuant to the governing documents, including the Liquidity Facility, if any security in Lockhart is downgraded below AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain a credit enhancement on the security from a third party, or 3) purchase the security from Lockhart at book value. At any given time, the maximum commitment of Zions Bank is the book value of Lockhart’s securities portfolio, which is not allowed to exceed the size of the Liquidity Facility.

At June 30, 2007, the book value of Lockhart’s securities portfolio was $3.5 billion, which approximated market value, and the size of the Liquidity Facility commitment was $6.12 billion. No amounts were outstanding under this Liquidity Facility at June 30, 2007, December 31, 2006 or June 30, 2006. Lockhart is limited in size by program agreements, agreements with rating agencies and by the size of the Liquidity Facility.

Included in Lockhart’s $3.5 billion portfolio at June 30, 2007 are $138.4 million of certain structured asset-backed CDOs (“ABS CDOs”) (also known as diversified structured finance CDOs) with some exposure to subprime and home equity mortgage securitizations. Approximately 24% ($33.2 million) of the collateral backing the $138.4 million of ABS CDOs is subprime mortgage securitizations and 14% ($19.4 million) is home equity credit line securitizations. Approximately $132.8 million of these ABS CDOs are rated by Moody’s as Aaa and $5.6 million are rated Aa1. These ABS CDOs were purchased from 2001 through 2004.

As described in Note 7 of the Notes to Consolidated Financial Statements, the FASB is pursuing an alternative to the derecognition model in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Alternatives to the current derecognition requirements have been collectively referred to as the Linked Presentation model. This model would eliminate the concept of a QSPE and, if certain criteria are met, allow for the linked presentation of the transferred assets and related liabilities within a single asset caption on the face of the balance sheet. It is too early in the process to determine what, if any, impact this would have on the Company’s securitization program.

The Company’s investment activities can also provide or use cash. For the first six months of 2007, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $407 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For the first six months of 2007, loan growth resulted in a net cash outflow of $1,429 million.

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

To manage and minimize its operating risk, the Company has in place transactional documentation requirements, systems and procedures to monitor transactions and positions, regulatory compliance reviews, and periodic reviews by the Company’s internal audit and credit examination departments. In addition, reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. Further, we maintain contingency plans and systems for operations support in the event of natural or other disasters. Efforts are underway to improve the Company’s oversight of operational risk, including enhancement of risk-control self assessments and of antifraud measures.

CAPITAL MANAGEMENT

The Company has a fundamental financial objective to consistently produce superior risk-adjusted returns on its shareholders’ capital. We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.

Total shareholders’ equity on June 30, 2007 was $5.2 billion, up 4.8% from $5.0 billion at December 31, 2006 and 17.5% from $4.4 billion at June 30, 2006. The Company’s capital ratios were as follows as of the dates indicated:

	June 30, 2007	December 31, 2006	June 30, 2006
Tangible equity ratio	6.52%	6.51%	5.54%
Average equity to average assets (three months ended)	10.92%	10.37%	10.08%

Risk-based capital ratios:
Tier 1 leverage	7.83%	7.86%	7.51%
Tier 1 risk-based capital	7.82%	7.98%	7.63%
Total risk-based capital	11.91%	12.29%	12.34%

It is our belief that capital not considered necessary to support current and anticipated business should be returned to the Company’s shareholders through dividends and repurchases of its shares. The Company has stated that its target range for the tangible equity ratio is 6.25% to 6.50%; the actual ratio at June 30, 2007 was 2 basis points above the top of this range.

ZIONS BANCORPORATION AND SUBSIDIARIES

In December 2006, the Company resumed its stock repurchase plan, which had been suspended since July 2005 because of the Amegy acquisition. On December 11, 2006, the Board authorized a $400 million repurchase program. The Company repurchased and retired 2,738,832 shares of its common stock in the first six months of 2007 at a total cost of $228.7 million and an average per share price of $83.52 under this share repurchase authorization. The remaining authorized amount for share repurchase as of June 30, 2007 was $146.3 million.

The Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. As of June 30, 2007, the Company and each of its banking subsidiaries met the “well capitalized” guidelines under regulatory standards.

Dividends per common share of $0.43 and $0.36 were paid in the second quarter of 2007 and 2006, respectively. For the three months ended June 30, 2007, the Company paid $46.5 million in common stock dividends compared to $38.3 million in the same period of 2006.

In December 2006, the Company issued $240 million of preferred stock. During the six months ended June 30, 2007, the Company declared and set aside $7.2 million of funds for preferred dividends. The Company declared and set aside $3.6 million of funds for preferred dividends during the second quarter of 2007.

At its July 2007 meeting, the Company’s Board of Directors declared a dividend in the amount of $0.43 per share of common stock. The dividend is payable August 22, 2007 to shareholders of record as of the close of business on August 8, 2007.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the second quarter of 2007:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (2)
April	1,058,020	$82.69	1,057,505	$184,722,501
May	474,282	81.58	438,988	148,929,908
June	33,272	81.66	32,225	146,296,148

Quarter	1,565,574	82.33	1,528,718

(1)	Includes 3,719 shares tendered for exercise of stock options and 33,137 shares to cover payroll taxes on the vesting of restricted stock.
(2)	In December 2006, the Company resumed the repurchase of its common stock following a $400 million repurchase authorization approved by the Board of Directors on December 11, 2006. Prior to December 2006, the Company had suspended the repurchase of its common stock since July 2005 because of the Amegy acquisition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The annual meeting of shareholders of the Registrant was held on May 4, 2007. The total number of shares eligible for voting was 109,847,522.

b)	Election of Directors

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Jerry C. Atkin	J. David Heaney	Harris H. Simmons
R. D. Cash	Stephen D. Quinn	Shelley Thomas Williams
Patricia Frobes

c)	The matters voted upon and the results were as follows:

1)	Nomination and Election of Directors (Proposal 1):

	For	Withhold Authority

Roger B. Porter	82,671,641	868,821

L. E. Simmons	82,675,519	864,943

Steven C. Wheelwright	82,683,034	857,428

2)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 (Proposal 2):

For	Against	Abstain
82,541,339	202,434	796,689

3)	To transact any other such business as may properly come before the meeting:

For	Withhold Authority
49,391,133	33,933,215

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

10.1	Amendment No. 1 to Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.2	Restated Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.3	Eighth Amendment to the Zions Bancorporation Payshelter 401(K) and Employee Stock Ownership Plan, dated May 14, 2007 (filed herewith).

10.4	Ninth Amendment to the Zions Bancorporation Payshelter 401(K) and Employee Stock Ownership Plan, dated July 19, 2007 (filed herewith).

10.5	First Amendment to the Zions Bancorporation Restated Deferred Compensation Plan, dated January 9, 2007 (filed herewith).

10.6	First Amendment to the Zions Bancorporation Restated Excess Benefit Plan, dated January 9, 2007 (filed herewith).

10.7	Amegy Bank of Texas 2007-2008 Value Sharing Plan, incorporated by reference to Exhibit 9.01 of Form 8-K filed on March 7, 2007.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

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

Date: August 9, 2007