Form 10-Q
period 2007-09-30
ZIONS BANCORPORATION /UT/
filed 2007-11-07
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at October 31, 2007	106,979,500 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2007	December 31, 2006	September 30, 2006
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,481,238	$1,938,810	$1,616,910
Money market investments:
Interest-bearing deposits and commercial paper	513,395	43,203	39,882
Federal funds sold	23,567	55,658	72,036
Security resell agreements	484,678	270,415	272,643
Investment securities:
Held to maturity, at cost (fair value $686,026, $648,828, and $655,170)	695,842	653,124	662,547
Available for sale, at fair value	4,549,721	5,050,907	5,062,409
Trading account, at fair value (includes $22, $34,494, and $60,331 transferred as collateral under repurchase agreements)	15,494	63,436	92,615

	5,261,057	5,767,467	5,817,571
Loans:
Loans held for sale	200,653	252,818	268,305
Loans and leases	37,778,228	34,566,118	33,583,499

	37,978,881	34,818,936	33,851,804
Less:
Unearned income and fees, net of related costs	156,622	151,380	145,694
Allowance for loan losses	418,165	365,150	356,342

Loans and leases, net of allowance	37,404,094	34,302,406	33,349,768

Other noninterest-bearing investments	1,043,475	1,022,383	1,005,989
Premises and equipment, net	658,294	609,472	587,807
Goodwill	2,021,519	1,900,517	1,884,328
Core deposit and other intangibles	172,140	162,134	168,135
Other real estate owned	11,973	9,250	9,986
Other assets	969,256	888,511	952,692

	$50,044,686	$46,970,226	$45,777,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$9,322,668	$10,010,310	$9,750,064
Interest-bearing:
Savings and money market	14,811,615	14,673,478	14,706,943
Internet money market	1,707,544	1,185,409	1,117,105
Time under $100,000	2,599,595	2,257,967	2,154,894
Time $100,000 and over	4,535,644	4,302,056	3,613,164
Foreign	2,797,647	2,552,526	2,298,821

	35,774,713	34,981,746	33,640,991

Securities sold, not yet purchased	21,036	175,993	53,802
Federal funds purchased	2,391,805	1,993,483	2,286,561
Security repurchase agreements	1,070,702	934,057	1,108,771
Other liabilities	560,853	621,922	657,657
Commercial paper	411,007	220,507	265,769
Federal Home Loan Bank advances and other borrowings:
One year or less	2,037,644	517,925	313,259
Over one year	128,218	137,058	132,854
Long-term debt	2,354,317	2,357,721	2,633,759

Total liabilities	44,750,295	41,940,412	41,093,423

Minority interest	37,411	42,791	41,158
Shareholders’ equity:
Capital stock:
Preferred stock, without par value, authorized 3,000,000 shares: Series A (liquidation preference $1,000 per share); issued and outstanding 240,000 shares	240,000	240,000	–
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 106,934,360, 106,720,884, and 106,804,606 shares	2,200,228	2,230,303	2,240,458
Retained earnings	2,914,439	2,602,189	2,501,625
Accumulated other comprehensive loss	(86,914)	(75,849)	(89,292)
Deferred compensation	(10,773)	(9,620)	(9,625)

Total shareholders’ equity	5,256,980	4,987,023	4,643,166

	$50,044,686	$46,970,226	$45,777,747

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$724,598	$638,610	$2,096,197	$1,772,533
Interest on loans held for sale	3,695	4,275	11,892	12,376
Lease financing	5,461	4,690	15,901	13,316
Interest on money market investments	10,841	6,241	24,939	18,598
Interest on securities:
Held to maturity – taxable	2,343	2,217	6,610	6,641
Held to maturity – nontaxable	6,402	5,732	18,720	16,946
Available for sale – taxable	61,248	66,078	193,580	204,177
Available for sale – nontaxable	2,274	2,089	7,130	6,547
Trading account	880	1,621	2,838	5,690

Total interest income	817,742	731,553	2,377,807	2,056,824

Interest expense:
Interest on savings and money market deposits	123,586	109,410	353,984	293,164
Interest on time and foreign deposits	119,781	86,635	353,111	213,544
Interest on short-term borrowings	59,034	46,778	151,095	118,831
Interest on long-term debt	38,704	42,219	116,550	125,600

Total interest expense	341,105	285,042	974,740	751,139

Net interest income	476,637	446,511	1,403,067	1,305,685
Provision for loan losses	55,354	14,363	82,228	45,897

Net interest income after provision for loan losses	421,283	432,148	1,320,839	1,259,788

Noninterest income:
Service charges and fees on deposit accounts	46,919	40,478	135,420	119,146
Loan sales and servicing income	11,607	10,972	29,863	41,861
Other service charges, commissions and fees	51,623	45,025	146,687	126,122
Trust and wealth management income	9,040	7,147	26,381	21,913
Income from securities conduit	3,221	7,741	15,704	24,639
Dividends and other investment income	14,720	10,403	37,084	29,558
Trading and nonhedge derivative income (loss)	(5,218)	3,641	5,206	13,510
Equity securities gains, net	11,072	13,180	16,370	11,966
Fixed income securities gains, net	58	1,563	3,772	6,970
Other	2,781	5,179	16,091	15,643

Total noninterest income	145,823	145,329	432,578	411,328

Noninterest expense:
Salaries and employee benefits	204,488	190,554	608,743	562,052
Occupancy, net	27,203	25,807	80,126	74,437
Furniture and equipment	23,996	20,361	71,535	66,102
Legal and professional services	10,918	11,386	31,697	28,900
Postage and supplies	10,024	8,313	27,096	24,674
Advertising	6,624	6,566	20,598	19,365
Merger related expense	682	2,549	4,579	18,262
Amortization of core deposit and other intangibles	11,495	10,716	34,436	32,101
Provision for unfunded lending commitments	172	1,045	1,700	517
Other	56,429	52,731	171,112	161,101

Total noninterest expense	352,031	330,028	1,051,622	987,511

Income before income taxes and minority interest	215,075	247,449	701,795	683,605
Income taxes	71,853	83,790	246,772	237,869
Minority interest	7,490	9,985	6,819	9,119

Net income	135,732	153,674	448,204	436,617
Preferred stock dividend	3,770	–	10,980	–

Net earnings applicable to common shareholders	$131,962	$153,674	$437,224	$436,617

Weighted average common shares outstanding during the period:
Basic shares	106,814	106,285	107,671	105,922
Diluted shares	107,880	108,061	109,059	107,950

Net earnings per common share:
Basic	$1.24	$1.45	$4.06	$4.12
Diluted	1.22	1.42	4.01	4.04

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Total shareholders’ equity

Balance, December 31, 2006	$240,000	$2,230,303	$2,602,189	$(75,849)	$(9,620)	$4,987,023
Cumulative effect of change in accounting principle, adoption of FIN 48			10,408			10,408
Comprehensive income:
Net income for the period			448,204			448,204
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests				(49,338)
Foreign currency translation				12
Reclassification for net realized gains on investments recorded in operations				(3,889)
Net unrealized gains on derivative instruments				42,150

Other comprehensive loss				(11,065)		(11,065)

Total comprehensive income						437,139
Stock redeemed and retired		(321,974)				(321,974)
Net stock options exercised		66,795				66,795
Common stock issued in acquisition		206,075				206,075
Share-based compensation		19,029				19,029
Dividends declared on preferred stock			(10,980)			(10,980)
Cash dividends on common stock, $1.25 per share			(135,382)			(135,382)
Change in deferred compensation					(1,153)	(1,153)

Balance, September 30, 2007	$240,000	$2,200,228	$2,914,439	$(86,914)	$(10,773)	$5,256,980

Balance, December 31, 2005	$–	$2,156,732	$2,179,885	$(83,043)	$(16,310)	$4,237,264
Comprehensive income:
Net income for the period			436,617			436,617
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests				(11,134)
Foreign currency translation				646
Reclassification for net realized gains on investments recorded in operations				(2,424)
Net unrealized gains on derivative instruments				6,663

Other comprehensive loss				(6,249)		(6,249)

Total comprehensive income						430,368
Stock redeemed and retired		(1,439)				(1,439)
Net stock options exercised		79,014				79,014
Reclassification of deferred compensation, adoption of SFAS 123R		(11,111)			11,111	–
Share-based compensation		17,262				17,262
Cash dividends on common stock, $1.08 per share			(114,877)			(114,877)
Change in deferred compensation					(4,426)	(4,426)

Balance, September 30, 2006	$–	$2,240,458	$2,501,625	$(89,292)	$(9,625)	$4,643,166

Total comprehensive income for the three months ended September 30, 2007 and 2006 was $161,658 and $212,709, respectively.

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$135,732	$153,674	$448,204	$436,617
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	55,354	14,363	82,228	45,897
Depreciation of premises and equipment	18,438	17,097	58,090	56,445
Amortization	12,888	12,597	35,883	35,792
Deferred income tax benefit	(30,075)	(1,212)	(52,099)	(1,117)
Share-based compensation	6,499	6,752	19,481	17,731
Excess tax benefits from share-based compensation	(947)	(2,729)	(11,540)	(12,697)
Gain allocated to minority interest	7,490	9,985	6,819	9,119
Equity securities gains, net	(11,072)	(13,180)	(16,370)	(11,966)
Fixed income securities gains, net	(58)	(1,563)	(3,772)	(6,970)
Net decrease (increase) in trading securities	7,314	(21,969)	47,942	8,947
Principal payments on and proceeds from sales of loans held for sale	327,892	249,065	895,809	862,072
Additions to loans held for sale	(333,500)	(264,261)	(938,500)	(854,320)
Net gains on sales of loans, leases and other assets	(6,225)	(3,577)	(12,179)	(20,702)
Increase in cash surrender value of bank-owned life insurance	(6,498)	(7,239)	(19,655)	(19,978)
Change in accrued income taxes	15,721	27,115	28,782	42,477
Change in accrued interest receivable	(6,685)	(17,985)	(5,713)	(27,978)
Change in other assets	74,884	176,738	70,947	38,058
Change in other liabilities	(60,065)	(181,253)	(105,845)	(13,638)
Change in accrued interest payable	4,911	20,402	2,740	32,785
Other, net	(5,896)	15,866	(18,833)	31,848

Net cash provided by operating activities	206,102	188,686	512,419	648,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	(353,387)	191,070	(351,064)	282,181
Proceeds from maturities of investment securities held to maturity	36,788	25,982	90,822	86,624
Purchases of investment securities held to maturity	(30,339)	(48,852)	(110,091)	(99,128)
Proceeds from sales of investment securities available for sale	251,856	125,474	610,441	580,252
Proceeds from maturities of investment securities available for sale	701,567	457,115	2,056,755	1,605,643
Purchases of investment securities available for sale	(969,231)	(535,642)	(2,250,559)	(1,966,480)
Proceeds from sales of loans and leases	11,850	46,073	42,567	188,043
Net increase in loans and leases	(1,000,894)	(1,061,439)	(2,430,212)	(3,821,966)
Net decrease (increase) in other noninterest-bearing investments	(45,145)	(2,966)	42,069	(40,840)
Proceeds from sales of premises and equipment and other assets	3,221	1,137	6,975	5,992
Purchases of premises and equipment	(28,592)	(33,078)	(77,479)	(87,761)
Proceeds from sales of other real estate owned	1,593	9,264	6,684	34,172
Net cash received from (paid for) acquisitions	(12,970)	–	27,274	(1,691)
Net cash received from sale of nonbank subsidiary	–	–	6,995	–

Net cash used in investing activities	(1,433,683)	(825,862)	(2,328,823)	(3,234,959)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(515,847)	$386,781	$(406,778)	$998,583
Net change in short-term funds borrowed	1,727,137	(28,190)	2,209,805	1,494,199
Proceeds from FHLB advances and other borrowings over one year	–	–	–	150
Payments on FHLB advances and other borrowings over one year	(614)	(596)	(8,840)	(101,784)
Proceeds from issuance of long-term debt	–	145,000	–	395,000
Payments on long-term debt	(7,732)	(37)	(34,982)	(254,193)
Proceeds from issuance of common stock	4,017	13,089	56,423	68,521
Payments to redeem common stock	(90,129)	(101)	(321,974)	(1,439)
Excess tax benefits from share-based compensation	947	2,729	11,540	12,697
Dividends paid on preferred stock	(3,770)	–	(10,980)	–
Dividends paid on common stock	(46,136)	(38,418)	(135,382)	(114,877)

Net cash provided by financing activities	1,067,873	480,257	1,358,832	2,496,857

Net decrease in cash and due from banks	(159,708)	(156,919)	(457,572)	(89,680)
Cash and due from banks at beginning of period	1,640,946	1,773,829	1,938,810	1,706,590

Cash and due from banks at end of period	$1,481,238	$1,616,910	$1,481,238	$1,616,910

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$335,531	$266,766	$964,517	$718,386
Income taxes	84,489	56,435	256,472	207,005
Noncash items:
Loans transferred to other real estate owned	4,587	2,058	14,391	19,909
Acquisition of The Stockmen’s Bancorp, Inc.
Common stock issued	–	–	206,075	–
Assets acquired	–	–	1,348,233	–
Liabilities assumed	–	–	1,142,158	–

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2007

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

Operating results for the three- and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected in future periods. The balance sheet at December 31, 2006 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

3.    ACQUISITIONS AND DIVESTITURES

Effective September 6, 2007, Amegy completed its acquisition for cash of Intercontinental Bank Shares Corporation (“Intercon”), including three branches located in San Antonio, Texas. Approximately $8.3 million in goodwill, $58 million in loans, and $105 million in deposits, including $98 million in core deposits, were added to the Company’s balance sheet.

On January 17, 2007, we completed the acquisition of The Stockmen’s Bancorp, Inc. (“Stockmen’s”), headquartered in Kingman, Arizona. As of the date of acquisition, Stockmen’s had approximately $1.2 billion of total assets, $1.1 billion of total deposits, and a total of 43 branches – 32 in Arizona and 11 in central California. Consideration of approximately $206.1 million consisted of 2.6 million shares of the Company’s common stock plus a small amount of cash paid for fractional shares. Stockmen’s parent company merged into the Parent and Stockmen’s banking subsidiary merged into NBA. As of September 30, 2007, the acquisition had resulted in approximately $115.1 million of goodwill, which is subject to adjustment as the purchase price allocation is finalized during the year following the acquisition. In June 2007, NBA entered into an agreement to sell the 11 California branches. The sale closed effective November 2, 2007 and included approximately $168 million of loans and $190 million of deposits.

In January 2007, Zions Bank sold the Grant Hatch insurance agency and certain other insurance assets. For the nine months ended September 30, 2007, the net pretax gain recognized in other noninterest income was approximately $2.9 million.

4.    LONG-TERM DEBT

On June 6, 2007, the Company redeemed the entire $19.7 million net par amount of the 11.75% trust preferred securities and recognized a gain of approximately $1.6 million. During the nine months ended September 30, 2007, the Company redeemed other trust preferred securities totaling $15.3 million. All redemptions were made under provisions of the respective borrowing agreements.

On August 22, 2007, the Parent established a $135 million line of credit with Amegy Bank. On August 30, 2007, the Parent renewed its line of credit with CB&T, increasing the amount from $40 million to $53 million. Interest on both lines is at a variable rate based on specified indices. No amounts were outstanding at September 30, 2007.

5.    INCOME TAXES

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions.

We have a liability for unrecognized tax benefits relating to uncertain tax positions primarily for various state tax contingencies in several jurisdictions. As a result of adopting FIN 48, we reduced this liability by approximately $10.4 million at January 1, 2007 and recognized a cumulative effect adjustment as an increase to retained earnings. Our total gross unrecognized tax benefits subsequent to this adjustment were approximately $46.3 million at January 1, 2007. Of this amount, approximately $25.9 million (net of the federal

ZIONS BANCORPORATION AND SUBSIDIARIES

benefit on state issues) relates to unrecognized tax benefits that, if recognized, would affect the effective tax rate. Gross unrecognized tax benefits that may decrease during the 12 months subsequent to September 30, 2007 could range up to approximately $22.6 million as a result of the resolution of various state tax positions.

Interest and penalties related to unrecognized tax benefits are included in income taxes in the statement of income and amounted to approximately $1.7 million on a gross basis for the nine months ended September 30, 2007. Gross accrued interest and penalties were approximately $8.3 million at January 1, 2007 and $10.0 million at September 30, 2007.

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions. The Company is no longer subject to income tax examinations for years prior to 2004 for federal returns, and generally prior to 2000 for state returns.

During the first quarter of 2007, the Company surrendered certain bank-owned life insurance contracts and incurred taxes and penalties of approximately $2.9 million, which were included in income taxes in the statement of income.

ZIONS BANCORPORATION AND SUBSIDIARIES

6.    SHAREHOLDERS’ EQUITY

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total

Nine Months Ended September 30, 2007:
Balance, December 31, 2006	$(18,371)	$(41,716)	$(15,762)	$(75,849)
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $30,562	(49,338)			(49,338)
Foreign currency translation	12			12
Reclassification for net realized gains recorded in operations, net of income tax expense of $2,409	(3,889)			(3,889)
Net unrealized gains, net of reclassification to operations of $(33,432) and income tax expense of $27,953		42,150		42,150

Other comprehensive income (loss)	(53,215)	42,150	–	(11,065)

Balance, September 30, 2007	$(71,586)	$434	$(15,762)	$(86,914)

Nine Months Ended September 30, 2006:
Balance, December 31, 2005	$(10,772)	$(50,264)	$(22,007)	$(83,043)
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $6,897	(11,134)			(11,134)
Foreign currency translation	646			646
Reclassification for net realized gains recorded in operations, net of income tax expense of $1,501	(2,424)			(2,424)
Net unrealized gains, net of reclassification to operations of $(27,568) and income tax expense of $3,278		6,663		6,663

Other comprehensive income (loss)	(12,912)	6,663	–	(6,249)

Balance, September 30, 2006	$(23,684)	$(43,601)	$(22,007)	$(89,292)

On October 22, 2007, the Company announced it had received notification from the Securities and Exchange Commission (“SEC”) that its patent-pending Employee Stock Option Appreciation Rights Securities (“ESOARS”) was sufficiently designed as a market-based method for valuing employee stock options under SFAS No. 123R, Share-Based Payment. The SEC staff did not object to the Company’s view that the market-clearing price of ESOARS in the Company’s auction conducted May 4–7, 2007 was a reasonable estimate of the fair value of the underlying employee stock options.

The Company used the results of that auction to value its employee stock options issued on May 4, 2007. The value established was $12.06 per option, which the Company estimated was approximately 14% below its Black-Scholes model valuation on that date. For the second and third quarters of 2007, the Company used the option value to compute stock option expense included in salaries and employee benefits in the statement of income and recorded the related estimated future settlement obligation of ESOARS as a liability in the balance sheet.

Net shares of common stock issued for the exercise of stock options during the nine months ended September 30, 2007 and 2006 were 1,368,982 and 1,402,523, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

7.    GUARANTEES

The following are guarantees issued by the Company (in thousands):

	September 30, 2007	December 31, 2006
Standby letters of credit:
Financial	$1,093,698	$1,157,205
Performance	337,700	330,056

	$1,431,398	$1,487,261

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 contains further information on these letters of credit including their terms and collateral requirements. At September 30, 2007, the carrying value recorded by the Company as a liability for these guarantees was $5.7 million.

As of September 30, 2007, the Parent has guaranteed approximately $300.0 million of debt issued by affiliated trusts issuing trust preferred securities.

Zions Bank provides a liquidity facility (“Liquidity Facility”) for a fee to Lockhart Funding, LLC (“Lockhart”), a qualifying special-purpose entity (“QSPE”) securities conduit. Lockhart purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility contract, Zions Bank is required to purchase securities from Lockhart to provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Pursuant to the governing documents, including the liquidity agreement, if any security in Lockhart is downgraded below AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain credit enhancement from a third party, or 3) purchase the security from Lockhart at book value. Zions Bank may incur losses in the event it is required to purchase securities from Lockhart because it would record any repurchased securities at fair value, which may be below the book value that would be paid to Lockhart.

The commitment of Zions Bank to Lockhart under the Liquidity Facility is the lesser of $6.12 billion or the book value of Lockhart’s securities portfolio, which was $3.3 billion at September 30, 2007 and $3.1 billion at October 31, 2007. No amounts were outstanding under this Liquidity Facility at September 30, 2007. Lockhart is limited in size by program agreements, agreements with rating agencies and by the size of the Liquidity Facility.

The book value of Lockhart’s securities portfolio approximated fair value at September 30, 2007 with the exception of $136.5 million of certain structured asset-backed collateralized debt obligations (“ABS CDOs”) (also known as diversified structured finance CDOs) which have some exposure to subprime and home equity mortgage securitizations. Approximately 24% ($33.2 million) of the collateral backing the $136.5 million of ABS CDOs is subprime mortgage securitizations and 14% ($19.6 million) is home equity credit line securitizations. Approximately $131.3 million of these ABS CDOs are rated by Moody’s as Aaa and $5.2 million are rated Aa1. These ABS CDOs were purchased from 2001 through 2004. At September 30, 2007, net unrealized losses on these securities were $11.4 million.

During the third quarter of 2007, the Company purchased asset-backed commercial paper from Lockhart to provide liquidity to Lockhart during the recent disruptions in the credit markets. The amount of commercial paper included in money market investments

ZIONS BANCORPORATION AND SUBSIDIARIES

on the Company’s average balance sheet for the third quarter was approximately $232 million; the maximum amount outstanding was $909 million. The amount of the purchased commercial paper outstanding at September 30, 2007 was approximately $500 million. Since September 30, 2007 and through November 6, 2007, this amount has been as low as $118.5 million on October 30, 2007 and as high as $832.8 million on November 6, 2007.

8.    RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans (in thousands):

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
	Three Months Ended September 30,						Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006

Service cost (credit)	$93	$168	$–	$–	$27	$(33)	$337	$426	$–	$–	$79	$32
Interest cost (credit)	2,081	2,900	211	180	79	(105)	6,323	7,200	565	539	238	66
Expected return on plan assets	(2,822)	(3,447)	–	–	–	–	(8,621)	(8,627)	–	–	–	–
Amortization of prior service cost	–	–	54	31	–	–	–	–	117	94	–	–
Amortization of transition liability	–	–	7	4	–	–	–	–	15	12	–	–
Amortization of net actuarial (gain) loss	264	672	72	(3)	(67)	108	775	1,655	66	(8)	(201)	(26)

Net periodic benefit cost (credit)	$(384)	$293	$344	$212	$39	$(30)	$(1,186)	$654	$763	$637	$116	$72

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s contributions for individual benefit payments in the postretirement benefit plan were frozen in 2000 and participation and benefit accruals for the pension plan were frozen effective January 1, 2003.

9.    OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of September 30, 2007, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 114 branches in Utah, 24 in Idaho, and one foreign branch in the Grand Cayman Islands. CB&T operates 91 branches in California. Amegy operates 87 branches in Texas and one foreign branch in the Grand Cayman Islands. NBA operates 76 branches in Arizona and 11 in California; however, the California branches of NBA were sold effective November 2, 2007 as discussed in Note 3. NSB operates 74 branches in Nevada. Vectra operates 40 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. The operating segment identified as “Other” includes the Parent, certain nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO, and eliminations of transactions between segments.

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended September 30, 2007 and 2006:

	Zions Bank		CB&T		Amegy		NBA		NSB
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006

CONDENSED INCOME STATEMENT
Net interest income	$140.9	$121.8	$108.9	$116.7	$85.6	$76.8	$63.4	$55.0	$45.0	$50.2
Provision for loan losses	11.0	1.7	10.5	5.0	6.1	2.8	23.5	0.9	1.8	1.7

Net interest income after provision for loan losses	129.9	120.1	98.4	111.7	79.5	74.0	39.9	54.1	43.2	48.5
Noninterest income	52.9	61.1	23.3	22.7	32.2	29.5	9.0	7.0	8.4	8.5
Noninterest expense	116.1	106.8	58.4	61.6	75.2	72.3	33.3	26.6	28.9	28.5

Income (loss) before income taxes and minority interest	66.7	74.4	63.3	72.8	36.5	31.2	15.6	34.5	22.7	28.5
Income tax expense (benefit)	22.2	25.4	25.4	29.4	11.6	9.6	6.1	13.8	7.8	10.0
Minority interest	–	–	–	–	–	0.5	–	–	–	–

Net income (loss)	44.5	49.0	37.9	43.4	24.9	21.1	9.5	20.7	14.9	18.5
Preferred stock dividend	–	–	–	–	–	–	–	–	–	–

Net earnings applicable to common shareholders	$44.5	$49.0	$37.9	$43.4	$24.9	$21.1	$9.5	$20.7	$14.9	$18.5

AVERAGE BALANCE SHEET DATA
Total assets	$15,808	$13,882	$10,091	$10,739	$10,315	$9,188	$5,490	$4,509	$3,854	$3,984
Net loans and leases	11,946	9,768	7,770	8,139	7,187	5,794	4,708	4,005	3,187	3,257
Total deposits	10,982	9,945	8,226	8,390	7,066	6,441	4,201	3,467	3,389	3,370
Shareholder’s equity:
Preferred equity	–	–	–	–	–	–	–	–	–	–
Common equity	1,034	933	1,086	1,133	1,857	1,786	613	339	256	265
Total shareholder’s equity	1,034	933	1,086	1,133	1,857	1,786	613	339	256	265

	Vectra		TCBW		Other		Consolidated Company
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006

CONDENSED INCOME STATEMENT
Net interest income	$24.9	$23.5	$9.2	$8.1	$(1.2)	$(5.5)	$476.7	$446.6
Provision for loan losses	2.3	2.1	0.2	0.2	–	–	55.4	14.4

Net interest income after provision for loan losses	22.6	21.4	9.0	7.9	(1.2)	(5.5)	421.3	432.2
Noninterest income	7.3	8.0	0.7	0.5	12.0	8.0	145.8	145.3
Noninterest expense	22.1	20.9	3.8	3.4	14.2	9.9	352.0	330.0

Income (loss) before income taxes and minority interest	7.8	8.5	5.9	5.0	(3.4)	(7.4)	215.1	247.5
Income tax expense (benefit)	2.8	3.0	2.0	1.6	(6.1)	(9.0)	71.8	83.8
Minority interest	–	–	–	–	7.5	9.5	7.5	10.0

Net income (loss)	5.0	5.5	3.9	3.4	(4.8)	(7.9)	135.8	153.7
Preferred stock dividend	–	–	–	–	3.8	–	3.8	–

Net earnings applicable to common shareholders	$5.0	$5.5	$3.9	$3.4	$(8.6)	$(7.9)	$132.0	$153.7

AVERAGE BALANCE SHEET DATA
Total assets	$2,481	$2,332	$873	$800	$(9)	$(754)	$48,903	$44,680
Net loans and leases	1,817	1,648	497	417	83	78	37,195	33,106
Total deposits	1,745	1,654	574	457	(426)	(760)	35,757	32,964
Shareholder’s equity:
Preferred equity	–	–	–	–	240	–	240	–
Common equity	319	307	60	54	(238)	(271)	4,987	4,546
Total shareholder’s equity	319	307	60	54	2	(271)	5,227	4,546

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the nine months ended September 30, 2007 and 2006:

	Zions Bank		CB&T		Amegy		NBA		NSB
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006

CONDENSED INCOME STATEMENT
Net interest income	$403.6	$342.9	$329.1	$352.7	$244.0	$227.2	$191.2	$159.9	$139.8	$147.1
Provision for loan losses	19.5	15.6	15.5	11.5	13.2	5.1	27.0	3.5	4.8	6.6

Net interest income after provision for loan losses	384.1	327.3	313.6	341.2	230.8	222.1	164.2	156.4	135.0	140.5
Noninterest income	183.3	185.4	65.8	61.0	93.3	85.4	25.3	19.0	24.8	23.3
Noninterest expense	337.2	308.1	176.4	185.6	223.7	212.5	107.9	78.1	84.4	83.7

Income (loss) before income taxes and minority interest	230.2	204.6	203.0	216.6	100.4	95.0	81.6	97.3	75.4	80.1
Income tax expense (benefit)	77.4	69.1	83.3	87.8	32.4	29.4	31.9	38.6	26.2	27.9
Minority interest	0.3	(0.1)	–	–	0.1	0.5	–	–	–	–

Net income (loss)	152.5	135.6	119.7	128.8	67.9	65.1	49.7	58.7	49.2	52.2
Preferred stock dividend	–	–	–	–	–	–	–	–	–	–

Net earnings applicable to common shareholders	$152.5	$135.6	$119.7	$128.8	$67.9	$65.1	$49.7	$58.7	$49.2	$52.2

AVERAGE BALANCE SHEET DATA
Total assets	$15,466	$13,516	$10,150	$10,908	$10,097	$9,176	$5,443	$4,375	$3,866	$3,872
Net loans and leases	11,415	9,213	7,878	7,980	6,792	5,591	4,651	3,863	3,199	3,109
Total deposits	11,025	9,656	8,181	8,437	6,987	6,490	4,276	3,522	3,363	3,281
Shareholder’s equity:
Preferred equity	–	–	–	–	–	–	–	–	–	–
Common equity	1,006	874	1,102	1,113	1,835	1,786	591	317	262	251
Total shareholder’s equity	1,006	874	1,102	1,113	1,835	1,786	591	317	262	251

	Vectra		TCBW		Other		Consolidated Company
(In millions)	2007	2006	2007	2006	2007	2006	2007	2006

CONDENSED INCOME STATEMENT
Net interest income	$71.4	$70.3	$26.0	$24.8	$(2.1)	$(19.2)	$1,403.0	$1,305.7
Provision for loan losses	2.0	2.9	0.2	0.6	0.0	0.1	82.2	45.9

Net interest income after provision for loan losses	69.4	67.4	25.8	24.2	(2.1)	(19.3)	1,320.8	1,259.8
Noninterest income	20.2	20.7	1.6	1.4	18.3	15.1	432.6	411.3
Noninterest expense	64.7	64.0	11.0	10.2	46.3	45.3	1,051.6	987.5

Income (loss) before income taxes and minority interest	24.9	24.1	16.4	15.4	(30.1)	(49.5)	701.8	683.6
Income tax expense (benefit)	9.0	8.7	5.4	5.0	(18.8)	(28.6)	246.8	237.9
Minority interest	–	–	–	–	6.4	8.7	6.8	9.1

Net income (loss)	15.9	15.4	11.0	10.4	(17.7)	(29.6)	448.2	436.6
Preferred stock dividend	–	–	–	–	11.0	–	11.0	–

Net earnings applicable to common shareholders	$15.9	$15.4	$11.0	$10.4	$(28.7)	$(29.6)	$437.2	$436.6

AVERAGE BALANCE SHEET DATA
Total assets	$2,426	$2,314	$824	$796	$(130)	$(1,246)	$48,142	$43,711
Net loans and leases	1,772	1,595	464	409	84	75	36,255	31,835
Total deposits	1,714	1,623	517	455	(427)	(1,073)	35,636	32,391
Shareholder’s equity:
Preferred equity	–	–	–	–	240	–	240	–
Common equity	315	301	58	52	(191)	(266)	4,978	4,428
Total shareholder’s equity	315	301	58	52	49	(266)	5,218	4,428

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except per share and ratio data)	2007	2006	% Change	2007	2006	% Change

EARNINGS
Taxable-equivalent net interest income	$483,115	$452,606	6.74%	$1,422,896	$1,323,691	7.49%
Taxable-equivalent revenue	628,938	597,935	5.19%	1,855,474	1,735,019	6.94%
Net interest income	476,637	446,511	6.75%	1,403,067	1,305,685	7.46%
Noninterest income	145,823	145,329	0.34%	432,578	411,328	5.17%
Provision for loan losses	55,354	14,363	285.39%	82,228	45,897	79.16%
Noninterest expense	352,031	330,028	6.67%	1,051,622	987,511	6.49%
Income before income taxes and minority interest	215,075	247,449	(13.08)%	701,795	683,605	2.66%
Income taxes	71,853	83,790	(14.25)%	246,772	237,869	3.74%
Minority interest	7,490	9,985	(24.99)%	6,819	9,119	(25.22)%
Net income	135,732	153,674	(11.68)%	448,204	436,617	2.65%
Net earnings applicable to common shareholders	131,962	153,674	(14.13)%	437,224	436,617	0.14%

PER COMMON SHARE
Net earnings (diluted)	1.22	1.42	(14.08)%	4.01	4.04	(0.74)%
Dividends	0.43	0.36	19.44%	1.25	1.08	15.74%
Book value per common share				46.92	43.47	7.94%

SELECTED RATIOS
Return on average assets	1.10%	1.36%		1.24%	1.34%
Return on average common equity	10.50%	13.41%		11.74%	13.18%
Efficiency ratio	55.97%	55.19%		56.68%	56.92%
Net interest margin	4.44%	4.58%		4.49%	4.64%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except share and ratio data)	2007	2006	% Change	2007	2006	% Change

AVERAGE BALANCES
Total assets	$48,903,319	$44,680,382	9.45%	$48,141,571	$43,710,533	10.14%
Securities	5,221,722	5,605,249	(6.84)%	5,480,047	5,849,953	(6.32)%
Net loans and leases	37,194,850	33,105,716	12.35%	36,254,519	31,834,510	13.88%
Goodwill	2,015,532	1,881,708	7.11%	2,003,972	1,884,462	6.34%
Core deposit and other intangibles	177,864	175,259	1.49%	186,884	185,619	0.68%
Total deposits	35,756,600	32,964,029	8.47%	35,636,209	32,390,954	10.02%
Core deposits (1)	31,067,905	29,427,975	5.57%	30,769,026	29,394,957	4.67%
Minority interest	37,527	37,854	(0.86)%	37,747	31,556	19.62%
Shareholders’ equity:
Preferred equity	240,000	–	–	240,000	–	–
Common equity	4,987,275	4,545,990	9.71%	4,978,473	4,428,182	12.43%

Weighted average common and common- equivalent shares outstanding	107,879,963	108,061,423	(0.17)%	109,059,322	107,949,894	1.03%

AT PERIOD END
Total assets				$50,044,686	$45,777,747	9.32%
Securities				5,261,057	5,817,571	(9.57)%
Net loans and leases				37,822,259	33,706,110	12.21%
Sold loans being serviced (2)				2,022,142	2,796,644	(27.69)%
Allowance for loan losses				418,165	356,342	17.35%
Allowance for unfunded lending commitments				21,394	18,637	14.79%
Goodwill				2,021,519	1,884,328	7.28%
Core deposit and other intangibles				172,140	168,135	2.38%
Total deposits				35,774,713	33,640,991	6.34%
Core deposits (1)				31,239,069	30,027,827	4.03%
Minority interest				37,411	41,158	(9.10)%
Shareholders’ equity:
Preferred equity				240,000	–	–
Common equity				5,016,980	4,643,166	8.05%

Common shares outstanding				106,934,360	106,804,606	0.12%

Average equity to average assets	10.69%	10.17%		10.84%	10.13%
Common dividend payout	34.96%	25.00%		30.96%	26.31%
Tangible equity ratio				6.40%	5.92%
Nonperforming assets				196,575	74,815	162.75%
Accruing loans past due 90 days or more				64,516	20,407	216.15%
Nonperforming assets to net loans and leases and other real estate owned at period end				0.52%	0.22%

(1)	Amount consists of total deposits excluding time deposits $100,000 and over.
(2)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.

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

•	fluctuations in the equity and fixed-income markets, including availability and pricing of funding;

•	changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

•	acquisitions and integration of acquired businesses;

•	increases in the levels of losses, customer bankruptcies, claims and assessments;

•	changes in fiscal, monetary, regulatory, trade and tax policies and laws, including policies of the U.S. Treasury and the Federal Reserve Board;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	demand for financial services in the Company’s market areas;

•	inflation and deflation;

•	technological changes and the Company’s implementation of new technologies;

•	the Company’s ability to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations; and

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies.

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

Securitization Transactions

During the third quarter of 2007, the Company updated certain valuation assumptions for retained beneficial interests under the rules contained in Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, (“EITF 99-20”). These rules require the Company to periodically update its assumptions used to compute estimated cash flows for its retained beneficial interests and to compare the net present value of these cash flows to the carrying value. The Company complies with EITF 99-20 by evaluating and updating its default assumption as compared to the historical credit losses and the credit loss expectation of the portfolio and its prepayment speed assumption as compared to the historical prepayment speeds and prepayment rate expectation.

The Company currently has seven small business securitizations and the retained beneficial interests for these securitizations did not require impairment charges at September 30, 2007 following the application of EITF 99-20. For the nine months ended September 30, 2007, the Company incurred impairment charges of $9.3 million before income taxes resulting in a $5.7 million reduction of net income or $(0.05) per diluted share.

Employee Stock Option Expense

From May 4–7, 2007, the Company successfully conducted an auction of its Employee Stock Option Appreciation Rights Securities (“ESOARS”). As allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, the Company used the results of that auction to value its employee stock options issued on May 4. The value established was $12.06 per option, which the Company estimates is approximately 14% below its Black-Scholes model valuation on that date. The Company recorded the related estimated future settlement obligation of ESOARS as a liability in the balance sheet.

On October 22, 2007, the Company announced it had received notification from the SEC that its ESOARS are sufficiently designed as a market-based method for valuing employee stock options under SFAS 123R. The SEC staff did not object to the Company’s view that the market-clearing price of ESOARS in the Company’s auction was a reasonable estimate of the fair value of the underlying employee stock options.

Valuation of Collateralized Debt Obligations Available-for-Sale Securities

During the third quarter of 2007, the Company enhanced its methodology to value certain collateralized debt obligations (“CDOs”), which are included in available-for-sale investment securities on the balance sheet. The enhancement to the methodology was due to changing from a restricted single dealer price quote method to a whole market price quote method. The whole market price quote method for CDOs incorporates matrix pricing, which uses the prices of similarly rated and type of securities to value comparable securities held by the Company and includes the aforementioned restricted single dealer quotes. The enhancement was made due to dealers’ reluctance to provide unrestricted price quotes and to provide a more representative view of comparable instruments. The prior and current pricing methodologies are consistent with the Level 2 input pricing under the fair value measurement framework

ZIONS BANCORPORATION AND SUBSIDIARIES

of SFAS No. 157, Fair Value Measurements. The Company will adopt SFAS 157 effective January 1, 2008. See Note 2 in the Notes to Consolidated Financial Statements for further discussion. Also see “Investment Securities Portfolio” for further information.

RESULTS OF OPERATIONS

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “Zions,” “the Company,” “we,” “our”) reported net earnings applicable to common shareholders of $132.0 million or $1.22 per diluted share for the third quarter of 2007 compared with $153.7 million or $1.42 per diluted share for the third quarter of 2006. The annualized return on average assets was 1.10% for the third quarter of 2007 and 1.36% for the third quarter of 2006. For the same comparative periods, the annualized return on average common equity was 10.50% compared to 13.41%. The efficiency ratio for the third quarter of 2007 was 56.0% compared to 56.3% for the second quarter of 2007 and 55.2% for the third quarter of 2006. However the efficiency ratios for the third quarters of 2007 and 2006 were favorably impacted by the inclusion in revenue of the full amount of venture capital gains discussed under “Noninterest Income.” When adjusted to exclude from revenue the minority interest related to these venture capital gains, the efficiency ratio would be 56.6% and 56.1% in the third quarters of 2007 and 2006, respectively.

Net income declined during the third quarter of 2007 compared to the third quarter of 2006 mainly due to a $41.0 million increase in the provision for loan losses, a 14 basis point decrease in the net interest margin, and an $8.9 million decrease in trading and nonhedge derivative income. See further discussion following.

Net earnings applicable to common shareholders for the first nine months of 2007 was $437.2 million or $4.01 per diluted share, compared to $436.6 million or $4.04 per diluted share for the first nine months of 2006. For the first nine months of 2007, the annualized return on average assets was 1.24% compared to 1.34% for the same period of 2006. For the same comparative periods, the annualized return on average common equity was 11.74% compared to 13.18%. The efficiency ratio for the first nine months of 2007 was 56.7% compared to 56.9% for 2006.

The Company completed its acquisition of The Stockmen’s Bancorp, Inc. effective January 17, 2007. Comparisons to 2006 include the impact of this acquisition.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the third quarter of 2007 increased 6.7% to $483.1 million compared with $452.6 million for the comparable period of 2006. The increase reflects the significant increase in earning assets driven by strong loan growth over much of the last year. The incremental tax rate used for calculating all taxable-equivalent adjustments is 35% for all periods presented.

The Company’s net interest margin was 4.44% for the third quarter of 2007 compared to 4.53% for the second quarter of 2007 and 4.58% for the third quarter of 2006. The margin decrease in the third quarter of 2007 compared to the second quarter of 2007 primarily resulted from the decline in average noninterest-bearing deposit balances and from the strong loan growth being funded mainly by increased nondeposit borrowings. The margin compression for the third quarter of 2007 compared to the third quarter of 2006 resulted from competitive pricing pressures, a continued shift in the interest-bearing deposit mix to more expensive products, a decline in noninterest-bearing demand deposits, and greater reliance on nondeposit borrowings.

We have experienced fairly steady pricing pressure on deposits over the past several quarters due to a variety of factors, including returns on alternative investment and savings opportunities. As a result of this pricing pressure and the change in our funding mix toward higher rate deposits and other funding sources, the average rate paid this quarter on interest-bearing funds increased 25 basis points from the third quarter of 2006. The yield on average earning assets increased 10 basis points for the third quarter of 2007 compared to the same period in 2006. The Company also continues to experience strong competition in loan pricing.

ZIONS BANCORPORATION AND SUBSIDIARIES

As a result of these funding and loan pricing pressures, the spread on average interest-bearing funds for the third quarter of 2007 was 3.55%, which declined from 3.62% for the second quarter of 2007 and 3.70% for the third quarter of 2006. We expect that the net interest spread may continue to be under pressure in the next few quarters due to the persistence of these factors.

The Company expects to continue its efforts to maintain a slightly “asset-sensitive” position with regard to interest rate risk. However, our estimates of the Company’s actual position are highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes.

During the third quarter of 2007, the Federal Reserve lowered the federal funds rate by 50 basis points. The rate change, which came at the end of the quarter, did not have a measurable impact on the net interest margin during the third quarter of 2007. The 50 basis point decrease in the federal funds rate had an immediate impact on loans tied to the prime rate since the prime rate was lowered by 50 basis points the same day. Due to the intense competition for bank deposits, the rates paid to consumers for their deposits have been lowered less than 50 basis points. On October 31, 2007, the Federal Reserve lowered the federal funds rate by an additional 25 basis points. These competitive pressures on deposit rates may impede our ability to reprice deposits, which would have a negative impact on the net interest margin during the fourth quarter of 2007. See “Interest Rate Risk” for further information.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
(In thousands)	Average balance	Amount of interest (1)	Average rate	Average balance	Amount of interest (1)	Average rate

ASSETS
Money market investments	$784,286	$10,841	5.48%	$461,418	$6,241	5.37%
Securities:
Held to maturity	701,587	12,192	6.89%	643,942	11,036	6.80%
Available for sale	4,462,480	64,746	5.76%	4,825,151	69,292	5.70%
Trading account	57,655	880	6.06%	136,156	1,621	4.72%

Total securities	5,221,722	77,818	5.91%	5,605,249	81,949	5.80%

Loans:
Loans held for sale	235,345	3,695	6.23%	259,540	4,275	6.53%
Net loans and leases (2)	36,959,505	731,866	7.86%	32,846,176	645,183	7.79%

Total loans and leases	37,194,850	735,561	7.85%	33,105,716	649,458	7.78%

Total interest-earning assets	43,200,858	824,220	7.57%	39,172,383	737,648	7.47%

Cash and due from banks	1,421,895			1,458,223
Allowance for loan losses	(390,078)			(351,495)
Goodwill	2,015,532			1,881,708
Core deposit and other intangibles	177,864			175,259
Other assets	2,477,248			2,344,304

Total assets	$48,903,319			$44,680,382

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,337,513	9,942	0.91%	$4,302,326	8,963	0.83%
Money market	10,466,124	93,156	3.53%	10,490,700	87,730	3.32%
Internet money market	1,619,423	20,488	5.02%	1,031,883	12,717	4.89%
Time under $100,000	2,577,033	28,831	4.44%	2,093,886	20,664	3.92%
Time $100,000 and over	4,688,695	57,710	4.88%	3,536,054	40,876	4.59%
Foreign	2,703,397	33,240	4.88%	2,043,999	25,095	4.87%

Total interest-bearing deposits	26,392,185	243,367	3.66%	23,498,848	196,045	3.31%

Borrowed funds:
Securities sold, not yet purchased	20,673	252	4.84%	62,661	715	4.53%
Federal funds purchased and security repurchase agreements	3,350,693	40,123	4.75%	2,725,315	31,357	4.56%
Commercial paper	293,432	4,063	5.49%	246,220	3,375	5.44%
FHLB advances and other borrowings:
One year or less	1,115,750	14,596	5.19%	832,503	11,331	5.40%
Over one year	128,534	1,862	5.75%	133,124	1,859	5.54%
Long-term debt	2,329,325	36,842	6.28%	2,458,900	40,360	6.51%

Total borrowed funds	7,238,407	97,738	5.36%	6,458,723	88,997	5.47%

Total interest-bearing liabilities	33,630,592	341,105	4.02%	29,957,571	285,042	3.77%

Noninterest-bearing deposits	9,364,415			9,465,181
Other liabilities	643,510			673,786

Total liabilities	43,638,517			40,096,538
Minority interest	37,527			37,854
Shareholders’ equity:
Preferred equity	240,000			–
Common equity	4,987,275			4,545,990

Total shareholders’ equity	5,227,275			4,545,990

Total liabilities and shareholders’ equity	$48,903,319			$44,680,382

Spread on average interest-bearing funds			3.55%			3.70%
Taxable-equivalent net interest income and net yield on interest-earning assets		$483,115	4.44%		$452,606	4.58%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (Continued)

(Unaudited)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(In thousands)	Average balance	Amount of interest (1)	Average rate	Average balance	Amount of interest (1)	Average rate

ASSETS
Money market investments	$620,369	$24,939	5.37%	$482,621	$18,598	5.15%
Securities:
Held to maturity	679,113	35,410	6.97%	640,245	32,712	6.83%
Available for sale	4,732,689	204,549	5.78%	5,053,420	214,249	5.67%
Trading account	68,245	2,838	5.56%	156,288	5,690	4.87%

Total securities	5,480,047	242,797	5.92%	5,849,953	252,651	5.77%

Loans:
Loans held for sale	246,360	11,892	6.45%	266,050	12,376	6.22%
Net loans and leases (2)	36,008,159	2,118,008	7.86%	31,568,460	1,791,205	7.59%

Total loans and leases	36,254,519	2,129,900	7.85%	31,834,510	1,803,581	7.57%

Total interest-earning assets	42,354,935	2,397,636	7.57%	38,167,084	2,074,830	7.27%

Cash and due from banks	1,499,900			1,479,054
Allowance for loan losses	(380,121)			(345,925)
Goodwill	2,003,972			1,884,462
Core deposit and other intangibles	186,884			185,619
Other assets	2,476,001			2,340,239

Total assets	$48,141,571			$43,710,533

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,452,344	30,181	0.91%	$4,157,492	21,338	0.69%
Money market	10,320,360	267,985	3.47%	10,815,031	240,367	2.97%
Internet money market	1,476,561	55,818	5.05%	928,579	31,459	4.53%
Time under $100,000	2,510,342	81,939	4.36%	2,012,586	53,998	3.59%
Time $100,000 and over	4,867,183	176,992	4.86%	2,995,997	93,296	4.16%
Foreign	2,570,641	94,180	4.90%	1,964,021	66,250	4.51%

Total interest-bearing deposits	26,197,431	707,095	3.61%	22,873,706	506,708	2.96%

Borrowed funds:
Securities sold, not yet purchased	30,892	1,060	4.59%	60,818	2,052	4.51%
Federal funds purchased and security repurchase agreements	3,104,079	110,978	4.78%	2,734,524	86,930	4.25%
Commercial paper	222,523	9,075	5.45%	215,100	8,217	5.11%
FHLB advances and other borrowings:
One year or less	759,780	29,982	5.28%	550,737	21,632	5.25%
Over one year	131,393	5,686	5.79%	153,524	6,443	5.61%
Long-term debt	2,356,434	110,864	6.29%	2,479,316	119,157	6.43%

Total borrowed funds	6,605,101	267,645	5.42%	6,194,019	244,431	5.28%

Total interest-bearing liabilities	32,802,532	974,740	3.97%	29,067,725	751,139	3.45%

Noninterest-bearing deposits	9,438,778			9,517,248
Other liabilities	644,041			665,822

Total liabilities	42,885,351			39,250,795
Minority interest	37,747			31,556
Shareholders’ equity:
Preferred equity	240,000			–
Common equity	4,978,473			4,428,182

Total shareholders’ equity	5,218,473			4,428,182

Total liabilities and shareholders’ equity	$48,141,571			$43,710,533

Spread on average interest-bearing funds			3.60%			3.82%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,422,896	4.49%		$1,323,691	4.64%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowance for loan and lease losses and the reserve for unfunded lending commitments.

The provision for loan losses for the third quarter of 2007 was $55.4 million compared to $17.8 million for the second quarter of 2007 and $14.4 million for the third quarter of 2006. On an annualized basis, the provision was 0.60% of average loans for the third quarter of 2007 compared to 0.20% for the second quarter of 2007 and 0.17% for the third quarter of 2006. The provision for unfunded lending commitments was $0.2 million for the third quarter of 2007 compared to $1.2 million for the second quarter of 2007 and $1.0 million for the third quarter of 2006. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and fundings. The related provision will generally reflect these fluctuations. When combined, the provisions for credit losses for the third quarter of 2007 were $55.5 million compared to $19.0 million for the second quarter of 2007 and $15.4 million for the third quarter of 2006. The increased provision reflects significant softening in our credit quality outlook, particularly in relation to residential land development and construction activity in the Southwest, with our Arizona business being most severely impacted.

The provision for loan losses for the first nine months of 2007 was $82.2 million, 79.2% higher than the $45.9 million provision for the first nine months of 2006. The increased provision for loan losses for the first nine months of 2007 compared to 2006 is primarily impacted by weaker asset quality indicators. See further details at “Nonperforming Assets” and at “Allowance and Reserve for Credit Losses.” The provision for unfunded lending commitments was $1.7 million for the first nine months of 2007 compared to $0.5 million for the first nine months of 2006.

Noninterest Income

For the third quarter of 2007, noninterest income increased 0.3% to $145.8 million compared to $145.3 million for the third quarter of 2006.

Service charges and fees on deposit accounts increased $6.4 million or 15.9% for the third quarter of 2007 compared to the third quarter of 2006. The increase was mainly due to the impact of fee increases and the acquisition of Stockmen’s.

Loan sales and servicing income for the third quarter of 2007 increased $0.6 million or 5.8% compared to the third quarter of 2006. However, the 2006 amount included a $4.1 million impairment charge on retained interests from certain previous loan securitizations. Exclusive of this impairment charge, loan sales and servicing income decreased $3.5 million mainly due to a decline in loans sold being serviced during the third quarter of 2007 compared to the third quarter of 2006.

Other service charges, commissions and fees for the third quarter of 2007 increased $6.6 million or 14.7% compared to the third quarter of 2006. The increase was primarily driven by higher public finance fees, loan fees, debit card fees, and cash management fees offset by decreased insurance income of $1.1 million resulting from the previously announced sale of the Company’s Grant Hatch insurance agency and certain other insurance assets completed during the first quarter of 2007.

Trust and wealth management income for the third quarter increased $1.9 million or 26.5% compared to the third quarter of 2006. The increase was primarily driven by higher fee income from our wealth management and trust businesses.

Income from securities conduit decreased $4.5 million or 58.4% for the third quarter of 2007 compared to the third quarter of 2006. This servicing income represents fees we receive from Lockhart Funding, LLC (“Lockhart”), a qualifying special-purpose entity

ZIONS BANCORPORATION AND SUBSIDIARIES

(“QSPE”) securities conduit, in return for liquidity management, an interest rate agreement, and administrative services that Zions Bank provides to Lockhart in accordance with a servicing agreement. The decrease in income is due to the higher cost of asset-backed commercial paper resulting from the recent disruptions in the credit markets and a decrease in Lockhart’s securities portfolio. The book value of Lockhart’s securities portfolio declined to $3.3 billion at September 30, 2007 and $3.1 billion at October 31, 2007 from $4.7 billion at September 30, 2006 due to repayments of principal. We expect that the book value of the Lockhart portfolio will decrease over time unless new securities are purchased to replace the maturing securities. Income from securities conduit will depend both on the amount of securities held in the portfolio and on the cost of the commercial paper used to fund those securities.

Dividends and other investment income increased $4.3 million or 41.5% for the third quarter of 2007 compared to the same period in 2006. The increased income is primarily from investments accounted for on the equity method of $5.0 million.

Trading and nonhedge derivative income (loss) for the third quarter of 2007 was $(5.2) million compared to $3.6 million for the third quarter of 2006. The decline is primarily due to decreases in the fair value of nonhedge derivatives resulting from decreasing spreads during the third quarter between LIBOR and prime rates.

Net equity securities gains were $11.1 million for the third quarter of 2007 compared to $13.2 million for the third quarter of 2006. The third quarters of 2007 and 2006 included net gains on venture capital investments of $11.1 million and $12.9 million, respectively. Net of related minority interest of $7.5 million and $9.5 million, income taxes and other expenses, the gains from consolidated venture capital investments increased net income for the respective third quarters by $1.9 million and $1.7 million.

Noninterest income for the first nine months of 2007 of $432.6 million increased 5.2% from $411.3 million for the first nine months of 2006. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Loan sales and servicing income decreased $12.0 million for the first nine months of 2007 compared to the first nine months of 2006. The decline results primarily from increased pretax impairment charges of $9.3 million for the first nine months of 2007 compared to $4.1 million for the first nine months of 2006 on retained interests from certain previous small business loan securitizations due mainly to accelerated prepayment speeds, and lower amounts of servicing fees based on lower balances of serviced loans. It is possible that additional impairment charges may be incurred if actual prepayment speeds exceed current estimates. Factors influencing the prepayment speed include the prepayment penalties, which decrease over time and the shape of the yield curve at the time the prepayment penalties are eliminated. As of September 30, 2007, the Company had $54.2 million of retained interests in small business securitizations recorded on the balance sheet that are exposed to additional future impairments due to the above mentioned factors.

Net equity securities gains were $16.4 million for the first nine months of 2007 compared with net gains of $12.0 million for the same period in 2006. Net gains for the first nine months of 2007 included a $2.5 million gain on the sale of an investment in a community bank and net gains on venture capital equity investments of $13.9 million. Net of related minority interest of $6.8 million, income taxes and other expenses, the gains from consolidated venture capital investments increased net income for the first nine months of 2007 by approximately $3.3 million. Net gains for the first nine months of 2006 included a $3.4 million loss on the sale of a mortgage mutual fund investment, a $2.0 million gain from the sale of other equity securities, and $13.4 million in gains on venture capital equity investments. Net of related minority interest of $8.6 million, income taxes and other expenses, venture capital investments contributed $1.6 million to net income for the first nine months of 2006.

ZIONS BANCORPORATION AND SUBSIDIARIES

Noninterest Expense

Noninterest expense for the third quarter of 2007 was $352.0 million, an increase of 6.7% over the $330.0 million for the third quarter of 2006. The Company’s efficiency ratio for the third quarter of 2007 was 56.0% compared to 55.2% for the third quarter of 2006. As previously discussed, the efficiency ratios for the third quarters of 2007 and 2006 were favorably impacted by the inclusion in consolidated noninterest income of the minority interest in equity securities gains related to venture capital investments.

Salaries and employee benefits increased $13.9 million or 7.3% compared to the third quarter of 2006. The increase from the prior year was due to salary increases, increased staffing levels in selected areas, and the impact of the Stockmen’s acquisition.

Noninterest expense for the first nine months of 2007 of $1,051.6 million increased 6.5% from $987.5 million for the first nine months of 2006. The Company’s efficiency ratio for the first nine months of 2007 was 56.7% compared to 56.9% for 2006.

Salaries and employee benefits for the first nine months of 2007 increased $46.7 million or 8.3% compared to the same period in 2006. The increase is due to salary increases, increased staffing levels in selected areas, and the impact of the Stockmen’s acquisition.

Merger related expense decreased $13.7 million or 74.9% compared to the first nine months of 2006. The decrease is mainly due to the completion of the Amegy system conversion during the third quarter of 2006.

Other noninterest expense for the first nine months of 2007 increased $11.2 million or 7.0% compared to the first nine months of 2006. The only significant increase is a $4.0 million write-down on repossessed equipment, which was collateral for an equipment lease on which we recorded a loan loss related to an alleged accounting fraud at a water bottling company during the fourth quarter of 2006.

At September 30, 2007, the Company had 11,007 full-time equivalent employees, 520 domestic branches, and 628 ATMs, compared to 10,255 full-time equivalent employees, 470 domestic branches, and 575 ATMs at September 30, 2006.

Income Taxes

The Company’s income tax expense decreased to $71.9 million for the third quarter of 2007 compared to $83.8 million for the same period in 2006. The Company’s effective income tax rates, including the effects of minority interest, were 34.6% and 35.3% for the third quarters of 2007 and 2006, respectively. The lower third quarter tax rate for 2007 compared to 2006 is due primarily to an increased proportion of nontaxable income to income before income taxes. The effective income tax rates for the first nine months of 2007 and 2006, including the effects of minority interest, were 35.5% and 35.3%, respectively. The higher year-to-date tax rate is primarily due to taxes incurred in the first quarter of 2007 for the one-time redemption of bank-owned life insurance policies. As discussed in previous filings, the Company has received federal income tax credits under the Community Development Financial Institutions Fund set up by the U.S. Government that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $4.2 million and $3.2 million for the first nine months of 2007 and 2006, respectively.

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

Average interest-earning assets increased 11.0% to $42.4 billion for the nine months ended September 30, 2007 compared to $38.2 billion for the same period in 2006. Interest-earning assets comprised 88.0% of total average assets for the first nine months of 2007, compared with 87.3% for the comparable period of 2006. Average interest-earning assets as a percentage of total average assets for the third quarter of 2007 was 88.3% compared to 88.0% for the second quarter of 2007 and 87.8% for the first quarter of 2007.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, increased 28.5% to $620.4 million for the first nine months of 2007 compared to $482.6 million for the first nine months of 2006. The increase in average money market investments is due in part to the asset-backed commercial paper that the affiliate banks purchased from Lockhart during the third quarter of 2007. See discussion at “Liquidity Risk Management” for further details. Average securities decreased 6.3% for the first nine months of 2007 compared to the same period in 2006. Average net loans and leases for the first nine months of 2007 increased 13.9% compared to the same period in 2006.

Investment Securities Portfolio

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

	September 30, 2007		December 31, 2006		September 30, 2006
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

HELD TO MATURITY:
Municipal securities	$696	$686	$653	$649	$663	$655

AVAILABLE FOR SALE:
U.S. Treasury securities	48	49	43	42	92	92
U.S. government agencies and corporations:
Agency securities	615	608	782	774	608	599
Agency guaranteed mortgage-backed securities	801	796	901	894	902	891
Small Business Administration loan-backed securities	810	796	907	901	936	931
Asset-backed securities:
Trust preferred securities – banks and insurance	1,563	1,546	1,624	1,613	1,670	1,656
Trust preferred securities – real estate investment trusts	229	144	204	201	205	201
Small business loan-backed	184	183	194	193	197	196
Other	7	7	7	7	8	8
Municipal securities	292	293	226	227	224	227

	4,549	4,422	4,888	4,852	4,842	4,801
Mutual funds and stock	127	128	196	199	260	261

	4,676	4,550	5,084	5,051	5,102	5,062

Total	$5,372	$5,236	$5,737	$5,700	$5,765	$5,717

ZIONS BANCORPORATION AND SUBSIDIARIES

The amortized cost of investment securities at September 30, 2007 decreased 6.4% from the balance at December 31, 2006 and 6.8% from the balance at September 30, 2006. As discussed further in “Risk Elements: Market Risk – Fixed Income,” changes in fair value on available-for-sale securities have been reflected in shareholders’ equity through other comprehensive income.

Included in asset-backed securities at September 30, 2007 are CDOs collateralized by trust preferred securities issued by banks, insurance companies, or real estate investment trusts (“REITs”) that may have some exposure to the subprime market. We do not have any CDOs collateralized directly by subprime related mortgage assets. See further discussion of certain CDOs held by Lockhart in “Liquidity Risk Management.”

At September 30, 2007, the Company valued certain CDO securities using a matrix pricing methodology. Prior to the third quarter of 2007, the Company valued its CDOs from single dealer price quotes. See further discussion of the enhancement in “Critical Accounting Policies and Significant Estimates.”

We review investment securities on an ongoing basis for other than temporary impairment taking into consideration current market conditions, fair value in relationship to cost, issuer rating trends and volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. Our review did not result in an adjustment for other than temporary impairment during the quarter ended September 30, 2007. Future reviews for other than temporary impairment will consider the particular facts and circumstances during the reporting period in review.

The investment securities portfolio includes $873 million of nonrated fixed income securities compared to $881 million at December 31, 2006 and $875 million at September 30, 2006. These securities include $668 million of nonrated municipal securities underwritten and structured by Zions Bank in accordance with its established municipal credit standards, $184 million of securitized small business loan trust securities from Zions’ securitizations, and $20 million of individual and pooled trust preferred bank and insurance securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Loan Portfolio

Net loans and leases at September 30, 2007 were $37.8 billion, an annualized increase of 12.1% from December 31, 2006 and an increase of 12.2% over the balance at September 30, 2006.

The following table sets forth the loan portfolio by type of loan:

(In millions)	September 30, 2007	December 31, 2006	September 30, 2006

Loans held for sale	$201	$253	$268

Commercial lending:
Commercial and industrial	9,260	8,422	7,846
Leasing	474	443	420
Owner occupied	7,347	6,260	5,855

Total commercial lending	17,081	15,125	14,121

Commercial real estate:
Construction and land development	8,396	7,483	7,362
Term	5,054	4,952	4,960

Total commercial real estate	13,450	12,435	12,322

Consumer:
Home equity credit line and other consumer real estate	2,033	1,850	1,944
1-4 family residential	4,178	4,192	4,255
Bankcard and other revolving plans	299	295	281
Other	467	457	458

Total consumer	6,977	6,794	6,938

Foreign loans	27	3	3

Other receivables	243	209	200

Total loans	$37,979	$34,819	$33,852

The loan growth noted above for commercial and commercial real estate lending principally resulted from “organic” loan growth at Zions Bank, Amegy Bank, Vectra Bank Colorado and from the impact of the loans acquired from the Stockmen’s acquisition.

Loan growth for the third quarter of 2007 was approximately $1.0 billion or 11.2% annualized and was concentrated primarily in commercial lending which increased $586 million and commercial real estate which increased $329 million. Third quarter organic loan growth increased over the first and second quarters 2007 loan growth; however, year to date loan growth has slowed compared to growth experienced during 2006 due particularly to a continued reduction in the rate of residential housing construction and development lending in California, Arizona and Nevada.

Sold Loans Being Serviced

Zions performs loan servicing both on loans that it holds in its portfolios and also on loans that are owned by third party investor-owned trusts. The Company has used asset securitizations to sell loans and in many instances provides the servicing on these loans as a condition of the sale.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Sold loans being serviced		Residual interests on balance sheet at September 30, 2007
(In millions)	Sales for nine months ended September 30, 2007	Outstanding balance at September 30, 2007	Subordinated retained interests	Capitalized residual cash flows	Total

Home equity credit lines	$–	$110	$7	$2	$9
Small business loans	–	1,429	206	59	265
SBA 7(a) loans	–	101	–	2	2
Farmer Mac	38	382	–	4	4

Total	$38	$2,022	$213	$67	$280

Securitized loans being serviced for others totaled $2.0 billion at September 30, 2007, $2.6 billion at December 31, 2006, and $2.8 billion at September 30, 2006. The Company did not complete a small business loans securitization during 2006 or the first nine months of 2007 and also discontinued selling new home equity credit line originations during the fourth quarter of 2006.

As of September 30, 2007, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $280 million in connection with the $2.0 billion of sold loans being serviced. As is a common practice with securitized transactions, the Company had retained subordinated interests in the securitized assets that totaled $213 million at September 30, 2007, which represented junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as “excess servicing,” of $67 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

As of September 30, 2007, conforming long-term first mortgage real estate loans being serviced for others were $1,230 million, compared with $1,251 million at December 31, 2006 and $1,238 million at September 30, 2006.

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	September 30, 2007	December 31, 2006	September 30, 2006

Bank-owned life insurance	$595	$627	$620
Federal Home Loan Bank and Federal Reserve stock	232	189	187
SBIC investments (1)	93	104	96
Non-SBIC investment funds	55	37	33
Other public companies	38	37	36
Other nonpublic companies	16	14	14
Trust preferred securities	14	14	20

	$1,043	$1,022	$1,006

(1)	Amounts include minority investors’ interests in Zions’ managed SBIC investments of approximately $35 million, $41 million and $40 million as of the respective dates.

Bank-owned life insurance investments declined $32 million during the first nine months of 2007 mainly due to the Company surrendering three bank-owned life insurance contracts during the first quarter. The increase in cash surrender value of the remaining policies is not taxable since it is anticipated that the bank-owned life insurance will be held until the eventual death of the insured employees.

ZIONS BANCORPORATION AND SUBSIDIARIES

Federal Home Loan Bank and Federal Reserve stock investments increased $43 million from December 31, 2006 primarily during the third quarter of 2007. The increase is mainly due to increased investments the Company made at the Federal Home Loan Banks to increase the Company’s borrowing capacity.

Deposits

Average total deposits for the first nine months of 2007 increased 10.0% compared to the same period in 2006, with interest-bearing deposits increasing 14.5% and noninterest-bearing deposits decreasing 0.8%.

Total deposits at the end of the third quarter of 2007 increased to $35.8 billion, an annualized increase of 3.0% from the balances reported at December 31, 2006, and increased 6.3% over the September 30, 2006 amounts. Core deposits at September 30, 2007 increased 2.4% annualized compared to the December 31, 2006 balance and 4.0% compared to the balance at September 30, 2006.

The mix of deposits reflects the decline in demand deposits during the first nine months of 2007 as demand, savings and money market deposits comprised 72.2% of total deposits at the end of the third quarter, compared with 74.0% and 76.0% as of December 31, 2006 and September 30, 2006, respectively.

Management expects that deposit growth may continue to lag behind loan growth, and that a portion of future loan growth may be funded from alternative higher cost funding sources.

RISK ELEMENTS

Since risk is inherent in substantially all of the Company’s operations, management of risk is an integral part of its operations and is also a key determinant of its overall performance. We apply various strategies to reduce the risks to which the Company’s operations are exposed, including credit, interest rate and market, liquidity and operational risks.

Credit Risk Management

Credit risk is managed centrally through a uniform credit policy, credit administration, and credit exam functions at the parent. Effective management of credit risk is essential in maintaining a safe, sound and profitable financial institution. We have structured the organization to separate the lending function from the credit administration function, which has added strength to the control over and the independent evaluation of credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio, and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Further, an independent, internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to management and to the Credit Review Committee of the Board of Directors.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Another aspect of the Company’s credit risk management strategy is to pursue the diversification of the loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at September 30, 2007 no single loan category exceeded 24.4% of the Company’s total loan portfolio.

	September 30, 2007		December 31, 2006		September 30, 2006
(In millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans

Commercial lending:
Commercial and industrial	$9,260	24.4%	$8,422	24.2%	$7,846	23.2%
Leasing	474	1.3%	443	1.3%	420	1.2%
Owner occupied	7,347	19.3%	6,260	18.0%	5,855	17.3%

Commercial real estate:
Construction and land development	8,396	22.1%	7,483	21.5%	7,362	21.7%
Term	5,054	13.3%	4,952	14.2%	4,960	14.7%

Consumer:
Home equity credit line and other consumer real estate	2,033	5.4%	1,850	5.3%	1,944	5.7%
1-4 family residential	4,178	11.0%	4,192	12.1%	4,255	12.6%
Bankcard and other revolving plans	299	0.8%	295	0.8%	281	0.8%
Other	467	1.2%	457	1.3%	458	1.4%

Other	471	1.2%	465	1.3%	471	1.4%

Total loans	$37,979	100.0%	$34,819	100.0%	$33,852	100.0%

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

The Company does not pursue subprime or alternative (“Alt-A”) residential mortgage lending and has little or no direct exposure to that market. However, lending to finance residential land acquisition, development and construction is a core business for the Company. In some geographic markets, significant declines in the availability of subprime residential first mortgages to buyers of newly constructed homes is having an adverse impact on the operations of some of the Company’s developer and builder customers.

As discussed in the following sections, the Company’s level of credit quality weakened during the third quarter of 2007 although it remained relatively strong compared to historical company and industry standards. The deterioration in credit quality was mainly related to the continuing weakness in residential development and construction activity in the Southwest.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The following table sets forth the Company’s nonperforming assets:

(Amounts in millions)	September 30, 2007	December 31, 2006	September 30, 2006

Nonaccrual loans	$175	$67	$65
Restructured loans	10	–	–
Other real estate owned	12	9	10
Other assets	–	6	–

Total	$197	$82	$75

% of net loans and leases* and other real estate owned	0.52%	0.24%	0.22%

Accruing loans past due 90 days or more	$65	$44	$20

% of net loans and leases*	0.17%	0.13%	0.06%

* Includes loans held for sale.

Total nonperforming assets increased $115 million or 140% as of September 30, 2007 compared with the balance at December 31, 2006 and increased $102 million or 106% from the $95 million balance at June 30, 2007. The increase in nonperforming assets consisted primarily of residential construction and development loans in Arizona, California, and Nevada. Total nonaccrual loans at September 30, 2007 increased $108 million from the balances at December 31, 2006, which included increases of $91 million for nonaccrual construction and land development loans and $14 million for commercial and industrial loans.

Included in nonaccrual loans are loans that we have determined to be impaired. Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. The amount of the impairment is measured based on either the present value of expected cash flows, the observable fair value of the loan, or the fair value of the collateral securing the loan.

The Company’s total recorded investment in impaired loans was $188 million at September 30, 2007, compared with $47 million at December 31, 2006 and $43 million at September 30, 2006. Estimated losses on impaired loans are included in the allowance for loan losses. At September 30, 2007, the allowance for loan losses included $9 million for impaired loans with a recorded investment of $70 million. At December 31, 2006, the allowance included $6 million for impaired loans with an $18 million recorded investment, and at September 30, 2006 the allowance included $6 million for impaired loans with a $23 million recorded investment.

The amount of accruing loans past due 90 days or more increased to $65 million at September 30, 2007 up from $48 million at June 30, 2007 and $20 million at September 30, 2006.

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

The allowance for consumer loans is determined using historically developed loss experience rates at which loans migrate from one delinquency level to the next higher level. Using average roll rates for the most recent twelve-month period and comparing projected losses to actual loss experience, the model estimates expected losses in dollars for the forecasted period. By refreshing the model with updated data, it is able to project losses for a new twelve-month period each month, segmenting the portfolio into nine product groupings with similar risk profiles. This methodology is an accepted industry practice, and the Company believes it has a sufficient volume of information to produce reliable projections.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(Amounts in millions)	Nine Months Ended September 30, 2007	Twelve Months Ended December 31, 2006	Nine Months Ended September 30, 2006

Loans* and leases outstanding (net of unearned income) at end of period	$37,822	$34,668	$33,706

Average loans* and leases outstanding (net of unearned income)	$36,255	$32,395	$31,835

Allowance for loan losses:
Balance at beginning of period	$365	$338	$338
Allowance of companies acquired	8	–	–
Provision charged against earnings	82	73	46
Loans and leases charged-off:
Commercial lending	(25)	(46)	(30)
Commercial real estate	(11)	(5)	(2)
Consumer	(11)	(14)	(10)
Other receivables	(2)	(1)	(1)

Total	(49)	(66)	(43)

Recoveries:
Commercial lending	7	11	8
Commercial real estate	1	2	2
Consumer	4	7	5

Total	12	20	15

Net loan and lease charge-offs	(37)	(46)	(28)

Balance at end of period	$418	$365	$356

Ratio of annualized net charge-offs to average loans and leases	0.14%	0.14%	0.12%
Ratio of allowance for loan losses to net loans and leases at end of period	1.11%	1.05%	1.06%
Ratio of allowance for loan losses to nonperforming loans	226.52%	548.53%	549.66%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	175.09%	331.56%	418.94%

* Includes loans held for sale.

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the preceding table for the periods presented. The same respective amounts for the third quarter of 2007 were $18.1 million and 0.19%.

The total allowance for loan losses at September 30, 2007 increased $53.0 million from the level at year-end 2006. The amount of the allowance included for criticized and classified commercial and commercial real estate loans increased $45.5 million. Of this increase, $22.7 million was for construction and land development loans reflecting the weaker credit conditions in the Southwestern residential real estate markets as previously discussed, $17.3 million was for commercial lending, and $5.5 million was for other commercial real estate loans. The level of the allowance for noncriticized and nonclassified commercial and commercial real estate loans increased $5.5 million, mainly the result of $3.0 billion of new loan growth. The allowance for consumer loans increased $2.0 million compared to December 31, 2006.

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

The following table sets forth the reserve for unfunded lending commitments:

(In millions)	Nine Months Ended September 30, 2007	Twelve Months Ended December 31, 2006	Nine Months Ended September 30, 2006

Balance at beginning of period	$19.4	$18.1	$18.1
Reserve of company acquired	0.3	–	–
Provision charged against earnings	1.7	1.3	0.5

Balance at end of period	$21.4	$19.4	$18.6

The following table sets forth the total allowance and reserve for credit losses:

(In millions)	September 30, 2007	December 31, 2006	September 30, 2006

Allowance for loan losses	$418	$365	$356
Reserve for unfunded lending commitments	21	19	19

Total allowance and reserve for credit losses	$439	$384	$375

Interest Rate and Market Risk Management

Interest rate and market risk are managed centrally. Interest rate risk is the potential for loss resulting from adverse changes in the level of interest rates on the Company’s net interest income. Market risk is the potential for loss arising from adverse changes in the fair value of fixed income securities, equity securities, other earning assets and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, the Company is exposed to both interest rate risk and market risk.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

We monitor interest rate risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the expected changes in the fair values of equity in response to changes in interest rates. In the income simulation method, we analyze the expected changes in income in response to changes in interest rates. For income simulation, Company policy requires that interest sensitive income from a static balance sheet is expected to decline by no more than 10% during one year if rates were to immediately rise or fall in parallel by 200 basis points.

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

	September 30, 2007		December 31, 2006
	Low	High	Low	High

Duration of equity:
Range (in years)
Base case	1.1	2.5	–	1.6
Increase interest rates by 200 bp	2.2	3.7	0.8	2.4

Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	-2.6%	-0.2%	-0.9%	1.5%
Decrease interest rates by 200 bp	-1.3%	1.1%	-3.6%	-1.3%

As discussed previously under the section, “Net Interest Income, Margin and Interest Rate Spreads,” the Company believes that in recent quarters, the dynamic balance sheet changes with regard to changes in the mix of deposits and other funding sources have tended to have a somewhat larger effect on the net interest spread and net interest margin than has the Company’s interest rate risk position. However as also discussed in that section, competitive pressures on deposit rates may impede our ability to reprice deposits, which would have a negative impact on the net interest margin during the fourth quarter of 2007.

Market Risk – Fixed Income – The Company engages in the trading of municipal and corporate securities. This trading exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

At September 30, 2007, the Company had $15.5 million of trading account assets and $21.0 million of securities sold, not yet purchased compared with $63.4 million and $92.6 million of trading assets and $176.0 million and $53.8 million of securities sold, not yet purchased at December 31, 2006 and September 30, 2006, respectively. The higher securities sold, not yet purchased balance as of December 31, 2006 is related to an Amegy Bank sweep product.

The Company also is exposed to market risk through changes in fair value of available-for-sale securities and interest rate swaps used to hedge interest rate risk. Changes in fair value in both of these categories are included in accumulated other comprehensive income (loss) (“OCI”) each quarter. During the third quarter of 2007, the change in OCI attributable to available-for-sale securities was $(33.7) million and the change attributable to interest rate swaps was $59.6 million, for a net increase in shareholders’ equity of $25.9 million. If any of the available-for-sale securities becomes other than temporarily impaired, the loss in OCI is reversed and the impairment is charged to operations.

ZIONS BANCORPORATION AND SUBSIDIARIES

Market Risk – Equity Investments – Through its equity investment activities, the Company owns equity securities that are publicly traded and subject to fluctuations in their market prices or values. In addition, the Company owns equity securities in companies that are not publicly traded and that are accounted for under cost, fair value, equity, or full consolidation methods of accounting, depending upon the Company’s ownership position and degree of involvement in influencing the investees’ affairs. In either case, the value of the Company’s investment is subject to fluctuation. Since the fair value associated with these securities may fall below the Company’s investment costs, the Company is exposed to the possibility of loss. These equity investments are approved, monitored and evaluated by the Company’s Equity Investment Committee.

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

Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and the bank subsidiaries. For the first nine months of 2007, operations contributed $512 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

During the first nine months of 2007, the Parent received $379 million in dividends from its subsidiaries. At September 30, 2007, $419 million of dividend capacity was available for the subsidiaries to pay to the Parent under regulatory guidelines.

The Parent also has a program to issue short-term commercial paper. At September 30, 2007, outstanding commercial paper was $411 million. In addition, at September 30, 2007, the Parent had secured revolving credit facilities with subsidiary banks totaling $188 million. No amounts were outstanding on these facilities at September 30, 2007.

ZIONS BANCORPORATION AND SUBSIDIARIES

On June 6, 2007, under provisions of the borrowing agreements, the Company redeemed the entire $19.7 million net par amount of the 11.75% trust preferred securities. During the nine months ended September 30, 2007, the Company redeemed other trust preferred securities totaling $15.3 million.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At September 30, 2007, these core deposits, in aggregate, constituted 87.3% of consolidated deposits, compared with 87.7% of consolidated deposits at December 31, 2006. For the first nine months of 2007, decreases in deposits resulted in net cash outflows of $407 million.

The Federal Home Loan Bank (“FHLB”) system is also a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first nine months of 2007, the activity in short-term FHLB borrowings resulted in a net cash inflow of approximately $1,520 million.

At September 30, 2007, the Company managed approximately $2.0 billion of securitized assets that were originated or purchased by its subsidiary banks. Of these, approximately $1.2 billion were credit-enhanced by a third party insurance provider and held in Lockhart, which is a QSPE securities conduit and has been an important source of funding for the Company’s loans. Zions Bank provides a Liquidity Facility for a fee to Lockhart, which purchases floating-rate U.S. Government and AAA-rated securities with funds from the issuance of commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee. Pursuant to the Liquidity Facility, Zions Bank is required to purchase securities from Lockhart to provide funds for it to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market, or upon a commercial paper market disruption, as specified in the governing documents of Lockhart. In addition, pursuant to the governing documents, including the Liquidity Facility, if any security in Lockhart is downgraded below AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain a credit enhancement on the security from a third party, or 3) purchase the security from Lockhart at book value. Zions Bank may incur losses in the event it is required to purchase securities from Lockhart because it would record any repurchased securities at fair value, which may be below the book value that would be paid to Lockhart.

The commitment of Zions Bank to Lockhart under the Liquidity Facility is the lesser of $6.12 billion or the book value of Lockhart’s securities portfolio, which was $3.3 billion at September 30, 2007 and $3.1 billion at October 31, 2007. No amounts were outstanding under this Liquidity Facility at September 30, 2007. Lockhart is limited in size by program agreements, agreements with rating agencies and by the size of the Liquidity Facility.

The book value of Lockhart’s securities portfolio approximated fair value at September 30, 2007 with the exception of $136.5 million of certain structured asset-backed collateralized debt obligations (“ABS CDOs”) (also known as diversified structured finance CDOs) which have some exposure to subprime and home equity mortgage securitizations. Approximately 24% ($33.2 million) of the collateral backing the $136.5 million of ABS CDOs is subprime mortgage securitizations and 14% ($19.6 million) is home equity credit line securitizations. Approximately $131.3 million of these ABS CDOs are rated by Moody’s as Aaa and $5.2 million are rated Aa1. These ABS CDOs were purchased from 2001 through 2004. At September 30, 2007, net unrealized losses on these securities were $11.4 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the third quarter of 2007, the Company purchased asset-backed commercial paper from Lockhart to provide liquidity to Lockhart during the recent disruptions in the credit markets. The amount of commercial paper included in money market investments on the Company’s average balance sheet for the third quarter was approximately $232 million; the maximum amount outstanding was $909 million. The amount of the purchased commercial paper outstanding at September 30, 2007 was approximately $500 million. Since September 30, 2007 and through November 6, 2007, this amount has been as low as $118.5 million on October 30, 2007 and as high as $832.8 million on November 6, 2007.

The Company’s investment activities can also provide or use cash. For the first nine months of 2007, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $397 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For the first nine months of 2007, loan growth resulted in a net cash outflow of $2,430 million.

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

Total shareholders’ equity on September 30, 2007 was $5.3 billion, up 5.4% from $5.0 billion at December 31, 2006 and 13.2% from $4.6 billion at September 30, 2006. The Company’s capital ratios were as follows as of the dates indicated:

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2007	December 31, 2006	September 30, 2006	Percentage required to be well capitalized

Tangible equity ratio	6.40%	6.51%	5.92%	na
Average equity to average assets (three months ended)	10.69%	10.37%	10.17%	na

Risk-based capital ratios:
Tier 1 leverage	7.67%	7.86%	7.69%	5.00%
Tier 1 risk-based capital	7.66%	7.98%	7.87%	6.00%
Total risk-based capital	11.74%	12.29%	12.53%	10.00%

It is our belief that capital not considered necessary to support current and anticipated business should be returned to the Company’s shareholders through dividends and repurchases of its shares. The Company has stated that its target range for the tangible equity ratio is 6.25% to 6.50%; the actual ratio at September 30, 2007 was 6.40% compared to 6.52% at June 30, 2007 and 5.92% at September 30, 2006. The decrease from the previous quarter is primarily due to loan growth, share repurchases, and reduced earnings partially offset by reductions in accumulated other comprehensive loss.

In December 2006, the Company resumed its stock repurchase plan, which had been suspended since July 2005 because of the Amegy acquisition. On December 11, 2006, the Board authorized a $400 million repurchase program. The Company repurchased and retired 3,933,128 shares of its common stock in the first nine months of 2007 at a total cost of $318.8 million and an average per share price of $81.04 under this share repurchase authorization. During the third quarter, the Company repurchased and retired 1,194,296 shares of its common stock at a total cost of $90.0 million and an average per share price of $75.37. The remaining authorized amount for share repurchase as of September 30, 2007 was $56.3 million. The Company has not repurchased any shares since August 16, 2007.

The Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. As of September 30, 2007, the Company and each of its banking subsidiaries met the “well capitalized” guidelines under regulatory standards.

Dividends per common share of $0.43 and $0.36 were paid in the third quarter of 2007 and 2006, respectively. For the three months ended September 30, 2007, the Company paid $46.1 million in common stock dividends compared to $38.4 million in the same period of 2006.

In December 2006, the Company issued $240 million of preferred stock. During the three- and nine-month periods ended September 30, 2007, the Company declared and set aside funds of $3.8 million and $11.0 million, respectively, for preferred dividends.

At its October 2007 meeting, the Company’s Board of Directors declared a dividend in the amount of $0.43 per share of common stock. The dividend is payable November 21, 2007 to shareholders of record as of the close of business on November 7, 2007.

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

The Company believes there have been no significant changes in risk factors compared to the factors identified in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2006; however, this filing contains enhanced disclosures related to the risk factors discussed under “Credit Risk Management,” “Market Risk – Fixed Income,” and “Liquidity Risk Management.”

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the third quarter of 2007:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (2)

July	481,382	$76.93	481,030	$109,254,679
August	715,176	74.31	713,266	56,250,315
September	164	70.21	–	56,250,315

Quarter	1,196,722	75.36	1,194,296

(1)	Includes 706 shares tendered for exercise of stock options and 1,720 shares to cover payroll taxes on the vesting of restricted stock.
(2)	In December 2006, the Company resumed the repurchase of its common stock following a $400 million repurchase authorization approved by the Board of Directors on December 11, 2006. Prior to December 2006, the Company had suspended the repurchase of its common stock since July 2005 because of the Amegy acquisition.

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.7	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

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

Date: November 7, 2007