Form 10-K
period 2007-12-31
ZIONS BANCORPORATION /UT/
filed 2008-02-28
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2007	$7,974,285,987

Number of Common Shares Outstanding at February 15, 2008	107,139,628 shares

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement (to be dated approximately March 10, 2008) for the Annual Meeting of Shareholders to be held April 24, 2008 – Incorporated into Part III

FORM 10-K TABLE OF CONTENTS

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

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, including availability, market liquidity levels, and pricing;

•	changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

•	acquisitions and integration of acquired businesses;

•	increases in the levels of losses, customer bankruptcies, claims and assessments;

•	changes in fiscal, monetary, regulatory, trade and tax policies and laws, including policies of the U.S. Treasury and the Federal Reserve Board;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	demand for financial services in the Company’s market areas;

•	inflation and deflation;

•	technological changes and the Company’s implementation of new technologies;

•	the Company’s ability to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations; and

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies.

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

DESCRIPTION OF BUSINESS

Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of the State of Utah in 1955, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Parent and its subsidiaries (collectively “the Company”) own and operate eight commercial banks with a total of 508 domestic branches at year-end 2007. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, Washington, and Oregon. Full-time equivalent employees totaled 10,933 at year-end 2007. For further information about the Company’s industry segments, see “Business Segment Results” in Management’s Discussion and Analysis (“MD&A”) and Note 22 of the Notes to Consolidated Financial Statements. For information about the Company’s foreign operations, see “Foreign Operations” in MD&A. The “Executive Summary” in MD&A provides further information about the Company.

PRODUCTS AND SERVICES

The Company focuses on providing community-minded banking services by continuously strengthening its core business lines of 1) small, medium-sized business and corporate banking; 2) commercial and residential development, construction and term lending; 3) retail banking; 4) treasury cash management and related products and services; 5) residential mortgage; 6) trust and wealth management; and 7) investment activities. It operates eight different banks in ten Western and Southwestern states with each bank operating under a different name and each having its own board of directors, chief executive officer, and management team. The banks provide a wide variety of commercial and retail banking and mortgage lending products and services. They also provide a wide range of personal banking services to individuals, including home mortgages, bankcard, other installment loans, home equity lines of credit, checking accounts, savings accounts, time certificates of various types and maturities, trust services, safe deposit facilities, direct deposit, and 24-hour ATM access. In addition, certain banking subsidiaries provide services to key market segments through their Women’s Financial, Private Client Services, and Executive Banking Groups. We also offer wealth management services through a subsidiary, Contango Capital Advisors, Inc., (“Contango”) that was launched in 2004 and online brokerage services through Zions Direct.

In addition to these core businesses, the Company has built specialized lines of business in capital markets, public finance, and certain financial technologies, and is also a leader in U.S. Small Business Administration (“SBA”) lending. Through its eight banking subsidiaries, the Company provides SBA 7(a) loans to small businesses throughout the United States and is also one of the largest providers of SBA 504 financing in the nation. The Company owns an equity interest in the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and is the nation’s top originator of secondary market agricultural real estate mortgage loans through Farmer Mac. The Company is a leader in municipal finance advisory and underwriting services. The Company also controls four venture capital funds that provide early-stage capital primarily for start-up companies located in the Western United States. Finally, the Company’s NetDeposit, Inc. (“NetDeposit”) and P5, Inc. (“P5”) subsidiaries are leaders in the provision of check imaging and clearing software and of web-based medical claims tracking and cash management services, respectively.

COMPETITION

The Company operates in a highly competitive environment. The Company’s most direct competition for loans and deposits comes from other commercial banks, thrifts, and credit unions, including institutions that do not have a physical presence in our market footprint but solicit via the Internet and other means. In addition, the Company competes with finance companies, mutual funds, brokerage firms, securities dealers, investment banking companies, financial technology firms, and a variety of other types of companies. Many of these companies have fewer regulatory constraints and some have lower cost structures or tax burdens.

The primary factors in competing for business include pricing, convenience of office locations and other delivery methods, range of products offered, and the level of service delivered. The Company must compete effectively along all of these parameters to remain successful.

SUPERVISION AND REGULATION

The Parent is a bank holding company that has elected to become a financial holding company under the BHC Act. The Gramm-Leach-Bliley Act of 1999 (“the GLB Act”) provides a regulatory framework for financial holding companies, which have as their umbrella regulator the Federal Reserve Board (“FRB”). The functional regulation of the separately regulated subsidiaries of a holding company is conducted by each subsidiary’s primary functional regulator. To qualify for and maintain status as a financial holding company, the Parent must satisfy certain ongoing criteria.

In addition, the Company’s subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states, as well as the rules and regulations of the Office of the Comptroller of the Currency (“OCC”), the FRB, and the Federal Deposit Insurance Corporation (“FDIC”). They are also under the supervision of, and are subject to periodic examination by, the OCC or their respective state banking departments, the FRB, and the FDIC. Many of our nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. Our brokerage and investment advisory subsidiaries are regulated by the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”) and/or state securities regulators. Our other nonbank subsidiaries may be subject to the laws and regulations of the federal government and/or the various states in which they conduct business.

The Company is subject to various requirements and restrictions contained in both the laws of the United States and the states in which its banks and other subsidiaries operate. These regulations include but are not limited to the following:

•

Requirements for approval of acquisitions and activities. The prior approval is required, in accordance with the BHC Act of the FRB, for a financial holding company to acquire or hold more than 5% voting interest in any bank. The BHC Act allows, subject to certain limitations, interstate bank acquisitions and interstate branching by acquisition anywhere in the country. The BHC Act also requires approval for certain nonbanking acquisitions and restricts the Company’s nonbanking activities to those that are permitted for financial holding companies or that have been determined by the FRB to be financial in nature, incidental to financial activities, or complementary to a financial activity.

•

Capital requirements. The FRB has established capital guidelines for financial holding companies. The OCC, the FDIC, and the FRB have also issued regulations establishing capital requirements for banks. The federal bank regulatory agencies have adopted and are proposing risk-based capital rules described below. Failure to meet capital requirements could subject the Parent and its subsidiary banks to a variety of restrictions and enforcement remedies. See Note 19 of the Notes to Consolidated Financial Statements for information regarding capital requirements.

The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “BCBS”). The BCBS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. The BCBS has been working for a number of years on revisions to Basel I and in June 2004 released the final version of its proposed new capital framework (“Basel II”) with an update in November 2005. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced” or “A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures. However, U.S. regulatory authorities consistently have taken the position that U.S. banks would not be permitted to utilize the “foundation” approach. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems, or from external events. Basel I does not include separate capital requirements for operational risk.

In December 2007, U.S. banking regulators published the final rule for Basel II implementation, requiring banks with over $250 billion in consolidated total assets or on balance sheet foreign exposure of $10 billion (core banks) to adopt the Advanced Approach of Basel II while allowing other banks to elect to “opt in.” We do not currently expect to be an early “opt in” bank holding company, as the Company does not have in place the data collection and analytical capabilities necessary to adopt the Advanced Approach. However, we believe that the competitive advantages afforded to companies that do adopt the Advanced Approach may make it necessary for the Company to elect to “opt in” at some point, and we have begun investing in the required capabilities and required data.

Also, in July 2007, the U.S. banking regulators agreed to issue a proposed rule that would provide “non-core” banks with the option of adopting the Standardized Approach proposed in Basel II, replacing the previously proposed Basel 1A framework. While the Advanced Approach uses sophisticated mathematical models to measure and assign capital to specific risks, the Standardized Approach categorizes risks by type and then assigns capital requirements. Following the publication of the proposed rule, the Company will evaluate the benefit of adopting the Standardized Approach.

•

Requirements that the Parent serve as a source of strength for its banking subsidiaries. The FRB has a policy that a bank holding company is expected to act as a source of financial and managerial strength to each of its bank subsidiaries and, under appropriate circumstances, to commit resources to support each subsidiary bank. In addition, the OCC may order an assessment of the Parent if the capital of one of its national bank subsidiaries were to become impaired.

•

Limitations on dividends payable by subsidiaries. A substantial portion of the Parent’s cash, which is used to pay dividends on our common and preferred stock and to pay principal and interest on our debt obligations, is derived from dividends paid by the Parent’s subsidiary banks. These dividends are subject to various legal and regulatory restrictions as summarized in Note 19 of the Notes to Consolidated Financial Statements.

•

Cross-guarantee requirements. All of the Parent’s subsidiary banks are insured by the FDIC. Each commonly controlled FDIC-insured bank can be held liable for any losses incurred, or reasonably expected to be incurred, by the FDIC due to another commonly controlled FDIC-insured bank being placed into receivership, and for any assistance provided by the FDIC to another commonly controlled FDIC-insured bank that is subject to certain conditions indicating that receivership is likely to occur in the absence of regulatory assistance.

•

Safety and soundness requirements. Federal and state laws require that our banks be operated in a safe and sound manner. We are subject to additional safety and soundness standards prescribed in the Federal Deposit Insurance Corporate Improvement Act of 1991, including standards related to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, as well as other operational and management standards deemed appropriate by the federal banking agencies.

•	Limitations on the amount of loans to a borrower and its affiliates.

•	Limitations on transactions with affiliates.

•	Restrictions on the nature and amount of any investments and ability to underwrite certain securities.

•	Requirements for opening of branches and the acquisition of other financial entities.

•	Fair lending and truth in lending requirements to provide equal access to credit and to protect consumers in credit transactions.

•	Provisions of the GLB Act and other federal and state laws dealing with privacy for nonpublic personal information of individual customers.

•

Community Reinvestment Act (“CRA”) requirements. The CRA requires banks to help serve the credit needs in their communities, including credit to low and moderate income individuals. Should the Company or its subsidiaries fail to adequately serve their communities, penalties may be imposed including denials of applications to add branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions.

•

Anti-money laundering regulations. The Bank Secrecy Act (“BSA”) and other federal laws require financial institutions to assist U.S. government agencies to detect and prevent money laundering. Specifically, the BSA requires financial institutions to keep records of cash purchases of negotiable instruments, file reports of cash transactions exceeding $10,000 (daily aggregate amount), and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities. Title III of the Uniting and Strengthing of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) substantially broadens the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, defining new crimes and related penalties, and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations, which apply various requirements of the USA Patriot Act to financial institutions. The Company’s bank and broker-dealer subsidiaries and private investment companies advised or sponsored by the Company’s subsidiaries must comply with these regulations. These regulations also impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

The Parent is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company quoted on the NASDAQ Stock Market LLC (“Nasdaq”) Global Select Market, the Parent is subject to Nasdaq listing standards for quoted companies.

The Company is subject to the Sarbanes-Oxley Act of 2002, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Nasdaq has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

The Board of Directors of the Parent has implemented a system of strong corporate governance practices. This system includes Corporate Governance Guidelines, a Code of Business Conduct and Ethics for Employees, a Directors Code of Conduct, and charters for the Audit, Credit Review, Compensation, and Nominating and Corporate Governance Committees. More information on the Company’s corporate governance practices is available on the Company’s website at www.zionsbancorporation.com. (The Company’s website is not part of this Annual Report on Form 10-K.)

The Company has adopted policies, procedures and controls to address compliance with the requirements of the banking, securities and other laws and regulations described above or otherwise applicable to the Company. The Company intends to make appropriate revisions to reflect any changes required.

Regulators, Congress, and state legislatures continue to enact rules, laws, and policies to regulate the financial services industry and public companies and to protect consumers and investors. The nature of these laws and regulations and the effect of such policies on future business and earnings of the Company cannot be predicted.

GOVERNMENT MONETARY POLICIES

The earnings and business of the Company are affected not only by general economic conditions, but also by fiscal and other policies adopted by various governmental authorities. The Company is particularly affected by the monetary policies of the FRB, which affect short-term interest rates and the national supply of bank credit. The methods of monetary policy available to the FRB include:

•	open-market operations in U.S. government securities;

•	adjustment of the discount rates or cost of bank borrowings from the FRB; and

•	imposing or changing reserve requirements against bank deposits.

•	term auction facilities collateralized by bank loans

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

ITEM 1A. RISK FACTORS

The following list describes several risk factors which are significant to the Company including but not limited to:

•

Credit risk is one of our most significant risks. The Company’s level of credit quality weakened during the latter half of 2007 although it remained relatively strong compared to historical company and industry standards. The deterioration in credit quality was mainly related to weakness in loans related to residential land acquisition, development and construction in Arizona, California, and Nevada and could weaken further in 2008. We have not seen any evidence of significant deterioration in other components of our lending portfolio, but worsening economic conditions including further declines in property values could result in deterioration in other components of the portfolio. Economic conditions in the high growth Southwestern geographical areas in which our banks operate have been weakening and continued economic weakness could result in further deterioration of property values that could significantly increase the Company’s credit risk.

•

Net interest income is the largest component of the Company’s revenue. The management of interest rate risk for the Company and all bank subsidiaries is centralized and overseen by an Asset Liability Management Committee appointed by the Company’s Board of Directors. The Company has been successful in its interest rate risk management as evidenced by its achieving a relatively stable interest rate margin over the last several years when interest rates have been volatile and the rate environment challenging. Factors beyond the Company’s control can significantly influence the interest rate environment and increase the Company’s risk. These factors include competitive pricing pressures for our loans and deposits, adverse shifts in the mix of deposits and other funding sources, and volatile market interest rates subject to general economic conditions and the polices of governmental and regulatory agencies, in particular the FRB.

•

Funding availability, as opposed to funding cost, became a more important risk factor in the latter half of 2007, as what has been described as a “global liquidity crisis” affected financial institutions generally, including the Company. It is expected that liquidity stresses will continue to be a risk factor in 2008 for the Company, the Parent and its affiliate banks, and for Lockhart Funding, LLC (“Lockhart”).

•

Zions Bank sponsors an off-balance sheet qualifying special-purpose entity (“QSPE”), Lockhart, which funds its assets by issuing asset-backed commercial paper. Its assets include AAA-rated securities that are collateralized by small business loans, U.S. Government, agency and other AA-rated securities. Factors beyond the Company’s control can significantly influence whether Lockhart will remain as an off-balance sheet QSPE and whether the Company will be required to purchase securities and possibly incur losses on the securities from Lockhart under the provisions of a Liquidity Agreement the Company provides to Lockhart. These factors include Lockhart’s inability to issue asset-backed commercial paper, rating agency downgrades of securities, and instability in the credit markets.

•

The Company’s on-balance sheet asset-backed securities investment portfolio includes collateralized debt obligations (“CDOs”) collateralized by trust preferred securities issued by banks, insurance companies, and real estate investment trusts (“REITs”) that may have some exposure to the subprime market. In addition, asset-backed securities also include structured asset-backed collateralized debt obligations (“ABS CDOs”) (also known as diversified structured finance CDOs) purchased from Lockhart which have minimal exposure to subprime and home equity mortgage securitizations. Factors beyond the Company’s control can significantly influence the fair value of these securities and potential adverse changes to the fair value of these securities. These factors include but are not limited to rating agency downgrades of securities, defaults of collateralized debt issuers, lack of market pricing of securities, rating agency downgrades of monoline insurers that insure certain asset-backed securities, and continued instability in the credit markets. See “Investment Securities Portfolio” on page 77 for further details.

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

•

As noted previously, U.S. and international regulators have adopted new capital standards commonly known as Basel II. These standards would apply to a number of our largest competitors and potentially give them a significant competitive advantage over banks that do not adopt these standards. Sophisticated systems and data are required to adopt Basel II standards; the Company does not yet have these systems and data. While the Company is developing some of the systems, data, and analytical capabilities required to adopt Basel II, adoption is difficult and the Company has not yet decided that it will or can adopt Basel II.

More recently, U.S. banking regulators issued the final rule which requires banks with over $250 billion in consolidated total assets or on-balance sheet foreign exposure of $10 billion (core banks) to adopt the Advanced Approach of Basel II while allowing other banks to elect to “opt in.” We do not currently expect to be an early “opt in” bank holding company. However, our initial analysis indicates that a significant risk of competitive inequity may exist between banks operating under Basel II and those not using Basel II by potentially allowing Basel II banks to operate with lower levels of capital for certain lines of business.

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

The Company’s Board of Directors established an Enterprise-Wide Risk Management policy and appointed an Enterprise Risk Management Committee in late 2005 to oversee and implement the policy. In addition to credit and interest rate risk, the Committee also monitors the following risk areas: market risk, liquidity risk, operational risk, compliance risk, information technology risk, strategic risk, and reputation risk.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2007, the Company operated 508 domestic branches, of which 263 are owned and 245 are leased premises. The Company also leases its headquarter offices in Salt Lake City, Utah. Other operations facilities are either owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance, and taxes. For additional information regarding leases and rental payments, see Note 18 of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

The information contained in Note 18 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on Nasdaq on February 15, 2008 was $51.80 per share.

The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on Nasdaq:

	2007		2006
	High	Low	High	Low

1st Quarter	$88.56	81.18	85.25	75.13
2nd Quarter	86.00	76.59	84.18	76.28
3rd Quarter	81.43	67.51	84.09	75.25
4th Quarter	73.00	45.70	83.15	77.37

As of February 15, 2008, there were 6,437 holders of record of the Company’s common stock.

DIVIDENDS

The frequency and amount of common stock dividends paid during the last two years are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2007	$0.39	0.43	0.43	0.43
2006	0.36	0.36	0.36	0.39

On January 24, 2008, the Company’s Board of Directors approved a dividend of $0.43 per common share payable on February 20, 2008 to shareholders of record on February 6, 2008. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition.

In December 2006, we issued 240,000 shares of our Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock with an aggregate liquidation preference of $240 million, or $1,000 per share. The preferred stock was offered in the form of 9,600,000 depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. In general, preferred shareholders are entitled to receive asset distributions before common shareholders; however, preferred shareholders have no preemptive or conversion rights, and only limited voting rights pertaining generally to amendments to the terms of the preferred stock or the issuance of senior preferred stock as well as the right to elect two directors in the event of certain defaults. The preferred stock is not redeemable prior to December 15, 2011, but will be redeemable subsequent to that date at the Company’s option at the liquidation preference value plus any declared but unpaid dividends. The preferred stock dividend reduces earnings available to common shareholders and is computed at an annual rate equal to the greater of three-month LIBOR plus 0.52%, or 4.0%. Dividend payments are made quarterly in arrears on the 15th day of March, June, September, and December.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information contained in Item 12 of this Form 10-K is incorporated by reference herein.

SHARE REPURCHASES

The following table summarizes the Company’s share repurchases for the fourth quarter of 2007:

Period	Total number of shares repurchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan(2)

October	490	$66.76	–	$56,250,315
November	229	50.71	–	56,250,315
December	143	48.22	–	56,250,315

Fourth quarter	862	59.42	–

(1)	All share repurchases in the fourth quarter of 2007 were made to pay for payroll taxes upon the vesting of restricted stock.
(2)	Remaining balance available under the $400 million common stock repurchase “Plan” approved by the Board of Directors in December 2006.

The Company has not repurchased any shares under the Plan since August 16, 2007. It currently does not anticipate making additional common stock repurchases under the plan during most or all of 2008.

PERFORMANCE GRAPH

The following stock performance graph compares the five-year cumulative total return of Zions Bancorporation’s common stock with the Standard & Poor’s 500 Index and the KBW50 Index which includes Zions Bancorporation. The KBW50 Index is a market-capitalization weighted bank stock index developed and published by Keefe, Bruyette & Woods, Inc., a national recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 50 of the nation’s largest banking companies. The stock performance graph is based upon an initial investment of $100 on December 31, 2002 and assumes reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share amounts)	2007/2006 CHANGE	2007	2006	2005 (3)	2004	2003
FOR THE YEAR
Net interest income	+7%	$1,882.0	1,764.7	1,361.4	1,160.8	1,084.9
Noninterest income	-25%	412.3	551.2	436.9	431.5	500.7
Total revenue	-1%	2,294.3	2,315.9	1,798.3	1,592.3	1,585.6
Provision for loan losses	+110%	152.2	72.6	43.0	44.1	69.9
Noninterest expense	+6%	1,404.6	1,330.4	1,012.8	923.2	893.9
Impairment loss on goodwill	–	–	–	0.6	0.6	75.6
Income from continuing operations before income taxes and minority interest	-19%	737.5	912.9	741.9	624.4	546.2
Income taxes	-26%	235.8	318.0	263.4	220.1	213.8
Minority interest	-32%	8.0	11.8	(1.6)	(1.7)	(7.2)
Income from continuing operations	-15%	493.7	583.1	480.1	406.0	339.6
Loss on discontinued operations	–	–	–	–	–	(1.8)
Net income	-15%	493.7	583.1	480.1	406.0	337.8
Net earnings applicable to common shareholders	-17%	479.4	579.3	480.1	406.0	337.8

PER COMMON SHARE
Earnings from continuing operations – diluted	-18%	4.42	5.36	5.16	4.47	3.74
Net earnings – diluted	-18%	4.42	5.36	5.16	4.47	3.72
Net earnings – basic	-18%	4.47	5.46	5.27	4.53	3.75
Dividends declared	+14%	1.68	1.47	1.44	1.26	1.02
Book value (1)	+6%	47.17	44.48	40.30	31.06	28.27
Market price – end		46.69	82.44	75.56	68.03	61.34
Market price – high		88.56	85.25	77.67	69.29	63.86
Market price – low		45.70	75.13	63.33	54.08	39.31

AT YEAR-END
Assets	+13%	52,947	46,970	42,780	31,470	28,558
Net loans and leases	+13%	39,088	34,668	30,127	22,627	19,920
Sold loans being serviced (2)	-27%	1,885	2,586	3,383	3,066	2,782
Deposits	+6%	36,923	34,982	32,642	23,292	20,897
Long-term borrowings	+4%	2,591	2,495	2,746	1,919	1,843
Shareholders’ equity	+6%	5,293	4,987	4,237	2,790	2,540

PERFORMANCE RATIOS
Return on average assets		1.01%	1.32%	1.43%	1.31%	1.20%
Return on average common equity		9.57%	12.89%	15.86%	15.27%	13.69%
Efficiency ratio		60.53%	56.85%	55.67%	57.22%	55.65%
Net interest margin		4.43%	4.63%	4.58%	4.27%	4.41%

CAPITAL RATIOS(1)
Equity to assets		10.00%	10.62%	9.90%	8.87%	8.89%
Tier 1 leverage		7.37%	7.86%	8.16%	8.31%	8.06%
Tier 1 risk-based capital		7.57%	7.98%	7.52%	9.35%	9.42%
Total risk-based capital		11.68%	12.29%	12.23%	14.05%	13.52%
Tangible equity		6.17%	6.51%	5.28%	6.80%	6.53%

SELECTED INFORMATION
Average common and common-equivalent shares (in thousands)		108,523	108,028	92,994	90,882	90,734
Common dividend payout ratio		37.82%	27.10%	27.14%	28.23%	27.20%
Full-time equivalent employees		10,933	10,618	10,102	8,026	7,896
Commercial banking offices		508	470	473	386	412
ATMs		627	578	600	475	553

(1)	At year-end.
(2)	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.
(3)	Amounts for 2005 include Amegy Corporation at December 31, 2005 and for the month of December 2005. Amegy was acquired on December 3, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY

Company Overview

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) together comprise a $53 billion financial holding company headquartered in Salt Lake City, Utah. The Company is the twenty-third largest domestic bank holding company in terms of deposits, operating banking businesses through 508 domestic branches and 627 ATMs in ten Western and Southwestern states: Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, and Washington. Our banking businesses include: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”).

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

We believe that the Company distinguishes itself by having a strategy for growth in its banking businesses that is unique for a bank holding company of its size. This growth strategy is driven by four key factors: (1) focus on high growth markets; (2) keep decisions that affect customers local; (3) centralize technology and operations to achieve economies of scale; and (4) centralize and standardize policies and management controlling key risks.

Focus on High Growth Markets

Each of the states in which the Company conducts its banking businesses has experienced relatively high levels of historical economic growth and each ranks among the top one-third of states as ranked by population and household income growth projected by the U.S. Census Bureau. Despite slowdowns in population, employment, and key indicators of economic growth in some of these markets in 2007, which is expected to persist through much of 2008, the Company believes that over the medium to longer term all of these markets will continue to be among the fastest growing in the country.

SCHEDULE 1

DEMOGRAPHIC PROFILE

BY STATE

(Dollar amounts in thousands)	Number of branches 12/31/2007	Deposits at 12/31/2007(1)	Percent of Zions’ deposit base	Estimated 2007 total population(2)	Estimated population % change 2000-2007(2)	Projected population % change 2007-2012(2)	Estimated median household income 2007(2)	Estimated household income % change 2000-2007(2)	Projected household income % change 2007-2012(2)

Utah	114	$10,674,230	28.91%	2,610,198	16.88%	12.02%	$58.4	27.70%	18.39%
California	90	8,081,319	21.89	37,483,448	10.66	6.75	60.3	26.55	16.59
Texas	87	8,057,997	21.82	23,986,432	15.03	9.89	51.1	27.96	18.02
Arizona	76	3,851,422	10.43	6,363,799	24.04	16.96	53.3	31.34	21.43
Nevada	74	3,279,288	8.88	2,645,277	32.38	19.90	56.3	26.21	17.07
Colorado	40	1,697,382	4.60	4,883,413	13.53	8.53	61.0	29.01	19.49
Idaho	24	633,515	1.72	1,513,708	16.98	11.98	48.5	28.57	19.71
Washington	1	599,864	1.62	6,516,384	10.56	7.05	59.1	29.04	18.91
New Mexico	1	24,248	0.07	1,993,495	9.59	6.90	43.4	26.95	17.76
Oregon	1	23,488	0.06	3,752,734	9.69	6.72	51.7	26.35	17.86

Zions’ weighted average					14.95	9.82	61.3	30.10	19.41
Aggregate national				306,348,230	8.86	6.26	53.2	26.06	17.59

(1)	Excludes intercompany deposits.
(2)	Data Source: SNL Financial Database

The Company seeks to grow both organically and through acquisitions in these banking markets. Within each of the states where the Company operates, we focus on the market segments that we believe present the best opportunities for us. We believe that these states over time have experienced higher rates of growth, business formation, and expansion than other states. We also believe that these states will continue to experience higher rates of commercial real estate development as businesses provide housing, shopping, business facilities and other amenities for their growing populations. As a result, a common focus of all of Zions’ subsidiary banks is small and middle market business banking (including the personal banking needs of the executives and employees of those businesses) and commercial real estate development. In many cases, the Company’s relationship with its customers is primarily driven by the goal to satisfy their needs for credit to finance their expanding business opportunities. In addition to our commercial business, we also provide a broad base of consumer financial products in selected markets, including home mortgages, home equity lines, auto loans, and credit cards. This mix of business often leads to loan balances growing faster than internally generated deposits; this was particularly true in much of 2007 as loan growth significantly outpaced low cost deposit growth. In addition, it has important implications for the Company’s management of certain risks, including interest rate and liquidity risks, which are discussed further in later sections of this document.

Keep Decisions That Affect Customers Local

The Company operates eight different community/regional banks, each under a different name, and each with its own charter, chief executive officer and management team. This structure helps to ensure that decisions related to customers are made at a local level. In addition, each bank controls, among other things, most decisions related to its branding, market strategies, customer relationships, product pricing, and credit decisions (within the limits of established corporate policy). In this way we are able to differentiate our banks from much larger, “mass market” banking competitors that operate regional or national franchises under a common brand and often around “vertical” product silos. We believe that this approach allows us to attract and retain exceptional management, and that it also results in providing service of the highest quality to our targeted customers. In addition, we believe that over time this strategy generates superior growth in our banking businesses.

Centralize Technology and Operations to Achieve Economies of Scale

We seek to differentiate the Company from smaller banks in two ways. First, we use the combined scale of all of the banking operations to create a broad product offering without the fragmentation of systems and operations that would typically drive up costs. Second, for certain products for which economies of scale are believed to be important, the Company “manufactures” the product centrally or outsources it from a third party. Examples include cash management, credit card administration, mortgage servicing, and deposit operations. In this way the Company seeks to create and maintain efficiencies while generating superior growth.

Centralize and Standardize Policies and Management Controlling Key Risks

We seek to standardize policies and practices related to the management of key risks in order to assure a consistent risk profile in an otherwise decentralized management model. Among these key risks and functions are credit, interest rate, liquidity, and market risks. Although credit decisions are made locally within each affiliate bank, these decisions are made within the framework of a corporate credit policy that is standard among all of our affiliate banks. Each bank may amend the policy in a more conservative direction; however, it may not amend the policy in a more liberal direction. In that case, it must request a specific waiver from the Company’s Chief Credit Officer; in practice only a limited number of waivers have been granted. Similarly, the Credit Examination function is a corporate activity, reporting to the Credit Review Committee of the Board of Directors, and administratively reporting to the Director of Enterprise Risk Management, who reports to the Company’s CEO. This assures a reasonable consistency of loan quality grading and loan loss reserving practices among all affiliate banks.

Interest rate risk management, liquidity and market risk, and portfolio investments also are managed centrally by a Board-designated Asset Liability Management Committee pursuant to corporate policies regarding interest rate risk, liquidity, investments and derivatives.

Internal Audit also is a centralized, corporate function reporting to the Audit Committee of the Board of Directors, and administratively reporting to the Director of Enterprise Risk Management, who reports to the Company’s CEO.

Finally, the Board established an Enterprise Risk Management Committee in late 2005, which is supported by the Director of Enterprise Risk Management. This Committee seeks to monitor and mitigate as appropriate these and other key operating and strategic risks throughout the Company.

MANAGEMENT’S OVERVIEW OF 2007 PERFORMANCE

The Company’s primary or “core” business consists of providing community and regional banking services to both individuals and businesses in ten Western and Southwestern states. We believe that this core banking business performed well in many markets during 2007, but came under considerable stress in the second half of the year as residential housing markets deteriorated significantly, particularly in Arizona, California and Nevada. This deterioration adversely affected the Company’s residential land acquisition, development and construction related business; its loans to these business activities in these markets comprise approximately six percent of the Company’s total loan portfolio.

Despite credit quality deterioration and the virtual cessation of net organic loan growth in our banks in these three states, the Company experienced strong loan growth of 12.8%. Most of our growth in 2007 was organic. However, on January 17, 2007, we also acquired Stockmen’s Bancorp, Inc. (“Stockmen’s”), a bank holding company with $1.2 billion in assets headquartered in Kingman, Arizona. Stockmen’s parent company was merged into the Parent and Stockmen’s banking subsidiary was merged into our NBA affiliate bank. On November 2, 2007, the Company sold 11 Stockmen’s branches located in California which included $169 million of loans and $190 million of deposits. During the year, the Company explored other acquisition opportunities throughout its current geographical area markets, but only completed the Stockmen’s acquisition and the acquisition of Intercontinental Bank Shares Corporation, (“Intercon”) in Texas with $115 million in assets. Through the first half of the year, the Company generally found that the prices being sought by potential sellers were too high to allow the Company to create significant value for its shareholders through bank acquisitions. Later, as some of its key markets weakened, the Company did not pursue certain opportunities because of the difficulty in quantifying potential risks in a rapidly changing banking environment. The Company believes that current economic stresses affecting a number of banking companies may result in more potential acquisition opportunities at more reasonable prices later in 2008 and beyond, but this cannot be assured.

The Company reported earnings for 2007 of $479.4 million or $4.42 per diluted common share. This compares with $579.3 million or $5.36 per diluted share for 2006 and $480.1 million or $5.16 per share for 2005. Return on average common equity was 9.57% and return on average assets was 1.01% in 2007, compared with 12.89% and 1.32% in 2006 and 15.86% and 1.43% in 2005.

The key drivers of the Company’s performance during 2007 were as follows:

SCHEDULE 2

KEY DRIVERS OF PERFORMANCE

2007 COMPARED TO 2006

Driver	2007	2006	Change

	(in billions)
Average net loans and leases	$36.8	32.4	14%
Average total noninterest-bearing deposits	9.4	9.5	-1%
Average total deposits	35.8	32.8	9%

	(in millions)
Net interest income	$1,882.0	1,764.7	7%
Provision for loan losses	152.2	72.6	110%
Impairment and valuation losses on securities	158.2	–
Average Lockhart-related assets held on the balance sheet (1)	253.3	–

Net interest margin	4.43%	4.63%	-20bp
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.73%	0.24%	49bp
Efficiency ratio	60.53%	56.85%	368bp

(1)	Average Lockhart-related assets include commercial paper issued by Lockhart and securities purchased from Lockhart. Average Lockhart-related assets held on the balance sheet for the last six months of 2007 were $506.6 million.

As illustrated by the previous schedule, the Company’s earnings growth in 2007 compared to 2006 reflected the following:

•	Strong organic loan growth;

•

Additional unplanned balance sheet growth resulting from the purchase of Lockhart Funding, LLC (“Lockhart”) commercial paper and securities in response to deteriorating liquidity conditions in the global asset-backed commercial paper market;

•	Lagging organic deposit growth, particularly the lack of noninterest-bearing deposit growth, resulting in a greater dependence on market rate funds;

•

Net interest margin deterioration in the latter half of the year, mainly due to funding strong loan growth with more expensive funding, the addition of lower net interest spread Lockhart commercial paper to the balance sheet, and pricing pressure on deposits in a difficult liquidity environment experienced by most of the domestic financial system;

•	An increased provision for loan losses stemming mainly from credit-quality deterioration in our Southwestern residential land acquisition, development and construction lending portfolios;

•

Significant impairment charges on the Company’s available-for-sale securities deemed “other-than-temporarily impaired” and valuation losses associated with securities purchased from Lockhart pursuant to the Liquidity Agreement between Lockhart and Zions Bank.

We continue to focus on four primary objectives to drive our business success: 1) organic loan and deposit growth, 2) maintaining credit quality at high levels, 3) managing interest rate risk, and 4) controlling expenses. However in 2007, results were significantly and adversely impacted by the effects of the housing market, subprime mortgage and global liquidity crisis on the Company. This affected both the cost and availability of funding to the Company and its sponsored off-balance sheet entity, Lockhart, as well as the values of a number of securities held by the Company for investment.

Organic Loan and Deposit Growth

Since 2003, the Company has experienced steady and strong loan growth and moderate deposit growth, augmented in 2005 and 2006 by the Amegy acquisition and in 2007 by the Stockmen’s acquisition. Through most of this period, we consider this performance to be a direct result of steadily improving economic conditions throughout most of our geographical footprint, and of effectively executing our operating strategies. The continued strong organic loan growth in the latter half of 2007 may also have begun to reflect the increasing lack of nonbank sources of credit as global credit market conditions deteriorated sharply. Chart 3 depicts this growth.

As expected, the Company experienced little or no net organic loan growth in 2007 in its three Southwestern banks (CB&T, NBA, and NSB), which were most heavily impacted by deteriorating conditions in the residential real estate markets. In these banks, declining rates of residential housing development and construction lending offset growth in commercial real estate and commercial and industrial lending. The Company expects that the slower rate of residential development and construction lending will continue to result in continued slower or no net loan growth in CB&T, NBA, and NSB through most if not all of 2008.

However, loan growth remained strong throughout the year in our banks that serve geographies in which economic conditions remained more robust, including Zions Bank, Amegy, Vectra and TCBW. The result was net loan growth of $4.4 billion including the effect of the Stockmen’s acquisition, or 12.8%, from year-end 2007 compared to year-end 2006, and a mix shift away from commercial real estate and towards commercial lending sectors in new loan originations.

Reflecting trends throughout the banking industry, core deposits grew only $1.9 billion from year-end 2006, a rate of 6.0% – significantly lagging the growth rate of loans. In addition, noninterest-bearing demand deposits decreased by $0.4 billion from year-end 2006. Thus, the Company increased its reliance on more costly sources of funding during the year.

Maintaining Credit Quality at High Levels

The ratio of nonperforming assets to net loans and other real estate owned deteriorated to 0.73% at year-end, compared to 0.24% at the end of 2006. Net loan charge-offs for 2007 were $64 million, compared to $46 million for 2006. The provision for loan losses during 2007 increased significantly to $152.2 million compared to $72.6 million for 2006. All of these trends largely reflect the impact of deteriorating credit quality conditions in residential land acquisition and development and construction lending in the Southwest, and also very strong loan growth. However, these credit quality measures remain stronger than our peer group averages. The Company also has not seen clear evidence of material spillover of this deterioration into other components of its portfolio, including residential mortgages, credit card, other consumer lending, and commercial and industrial lending. However, in view of the unsettled market conditions and possible recession of the economy, we are closely monitoring our credit measures.

Note: Peer group is defined as bank holding companies with assets > $10 billion.

Peer data source: SNL Financial Database

Peer information for 2007 is from 3rd quarter 2007 and does not reflect 4th quarter 2007 performance.

Managing Interest Rate Risk

Our focus in managing interest rate risk is not to take positions based upon management’s forecasts of interest rates, but rather to maintain a position of slight “asset-sensitivity.” This means that our assets, primarily loans, tend to reprice slightly more quickly than our liabilities, primarily deposits. The Company makes extensive use of interest rate swaps to hedge interest rate risk in order to seek to achieve this desired position. This practice has enabled us to achieve a relatively stable net interest margin during periods of volatile interest rates, which is depicted in Chart 5.

Taxable-equivalent net interest income in 2007 increased 6.7% over 2006. The net interest margin declined to a still high 4.43% for 2007, down from 4.63% for 2006. The Company was able to achieve this performance despite the challenges of a flat-to-inverted yield curve through most of 2007, and significant pressures on both loan pricing and funding costs that resulted in fairly steady compression of the net interest spread (the difference between the average yield on all interest-earning assets and the average cost of all interest-bearing funding sources).

The Company’s net interest margin declined more than we expected in the second half of 2007 as a result of several unusual events and trends. First, from August through year-end, the Company purchased various amounts of commercial paper issued by Lockhart during the global liquidity crisis that emerged in August (See “Off-Balance Sheet Arrangements” on page 85 for a discussion of this off-balance sheet funding entity). On average, the Company held approximately $763 million of Lockhart commercial paper on its balance sheet during the fourth quarter of 2007. These assets had a very low spread over the cost of funding them, and detracted approximately six basis points from the margin during the quarter. The Company anticipates that this Lockhart-related spread compression will continue and likely will worsen during part or all of 2008.

Second, strong loan growth through the year was funded primarily with interest-bearing deposits and nondeposit funding. Noninterest-bearing deposits, as noted, actually declined during the year. This change in funding mix detracted approximately eight basis points from the margin in the fourth quarter and on average three basis points for the full year compared to 2006. We expect that pressure on the net interest margin may continue in 2008.

Finally, when the Federal Reserve Board (“FRB”) began lowering short-term interest rates in the second half of the year, deposit pricing adjusted downward much more slowly than expected based on historical patterns. The Company believes this is the result of strong liquidity pressures, and the resulting competition for deposits, that emerged globally in the second half of the year that were experienced by many depository institutions, and in particular some depository institutions in the West that were heavily exposed to residential mortgages, including sub-prime mortgages.

See the section “Interest Rate Risk” on page 99 for more information regarding the Company’s asset-liability management (“ALM”) philosophy and practice and our interest rate risk management.

Controlling Expenses

During 2007, the Company’s efficiency ratio increased to 60.5% from 56.9% for 2006. The efficiency ratio is the relationship between noninterest expense and total taxable-equivalent revenue. The increase in the efficiency ratio to 60.5% for 2007 was primarily due to the effect of the impairment and valuation losses on securities as previously discussed. Therefore, the Company believes that its “raw” efficiency ratio is not a particularly useful measure of how well operating expenses were contained in 2007; nor does it believe that this measure is particularly useful for its peers in 2007, many of which experienced large losses, impairment charges, and loan loss provisions as a result of market turmoil and deteriorating credit conditions. The Company’s efficiency ratio was 56.7% if the impairment and valuation losses on securities are excluded – essentially unchanged from 2006 and better reflecting our success in keeping operating expenses under control.

Note: Peer group is defined as bank holding companies with assets > $10 billion.

Peer data source: SNL Financial Database

Peer information for 2007 is from 3rd quarter 2007 and does not reflect 4th quarter 2007 performance.

Effects of Housing Market, Subprime Mortgage and Global Liquidity Crisis on the Company

It is now well recognized that during the period of roughly 2004-2006 a speculative bubble developed in residential housing in some of the Company’s key markets (including Arizona, Southern Nevada, and parts of California), and elsewhere in the country. The volume of mortgage debt outstanding grew at unprecedented rates, fueled by record low interest rates and increasingly lax lending standards as reflected by so-called subprime, Alt-A, and other alternative mortgages. Median housing prices and housing starts both increased to record levels during this period. Home equity lending standards also deteriorated as lenders were lulled by low default rates and rising home prices.

The Company itself never originated subprime mortgages, had almost no direct exposure to these loans, and never offered residential “option ARM,” “negative amortization,” or “piggy-back” loans, and purchased very few broker-originated mortgages or brokered home equity loans. However, the Company has a significant business in financing residential land acquisition, development and construction activity. As the FRB began raising interest rates in 2005-2007, it became increasingly apparent that the prevailing levels of housing activity were unsustainable. Permits to build new homes hit a record peak of over 2,155,000 in 2005 and then began to decline. By December 2007, they had fallen to an annualized rate less than 900,000 nationally. This precipitous decline in housing activity has placed significant stress on a number of the Company’s homebuilder customers, and therefore on the Company’s loan portfolio in this sector. This portfolio peaked in mid 2006 as a percentage of the total loan portfolio and declined as a percentage of the total loan portfolio thereafter. Additionally, the portfolio began to shrink in dollar value terms in the latter half of 2007 in the Southwestern markets. Nonaccrual loans and provisions for loan losses began to increase significantly in late summer 2007, as it became clearer that this housing slump would likely be longer and deeper than originally believed. The Company now believes that these conditions are likely to persist throughout 2008 and into 2009, and that nonaccrual loans, the provision for loan losses, and net charge-offs will likely remain elevated throughout this period.

As home prices in many markets stopped appreciating and then began to decline in 2007, and as interest rates remained elevated, an increasing number of subprime mortgages began to default, and rating agencies began to downgrade ratings on mortgage-backed securities (“MBS”) and debt obligations developed from pools of MBSs (so-called Collateralized Debt Obligations, or “CDOs”). Values of such MBSs and CDOs began to decline and the holders of such instruments began to report large losses. At first these were isolated, but by the late summer these securities losses were both growing increasingly large and affecting a growing number of better known and well regarded financial institutions.

As the market lost confidence that it understood these problems and which institutions had exposure to them, liquidity began to be withdrawn from all participants. This affected Lockhart, an off-balance-sheet entity sponsored by Zions Bank, even though it had almost no exposure to subprime instruments. Investors became unwilling to buy so-called “asset-backed commercial paper” (“ABCP”) regardless of the quality of the assets backing the commercial paper (“CP”). Starting in August and continuing through year-end and into 2008, Lockhart had increasing difficulty issuing sufficient CP to fund its assets. The CP that it did issue was at much higher rates than had prevailed historically, and had a much shorter term – often only overnight. The Company and its affiliates purchased Lockhart CP and held it on their balance sheets. These actions enlarged the Company’s balance sheet, decreased its net interest margin, decreased its capital ratios, and decreased the fee income earned from Lockhart.

In late December, it became clear that Lockhart would not be able to sell sufficient CP over or shortly after year-end to fully fund its assets. This then triggered the Liquidity Agreement between Zions Bank and Lockhart, and on December 26 and 27, Zions Bank

purchased $840 million of securities out of Lockhart at Lockhart’s book value. Zions Bank recorded these assets on its balance sheet at fair value, and recognized a pretax loss of $33.1 million through its income statement. In addition, during the fourth quarter two CDO securities held by Lockhart were downgraded by one rating agency to below AA-, which also triggered the purchase of $55 million of these securities from Lockhart. These were also recorded on the Company’s balance sheet at fair value, and a pretax loss of $16.5 million was recognized.

Finally, several Real Estate Investment Trusts (“REIT”) CDOs held on the balance sheet of the Company declined sharply in value during the third and fourth quarters. These declines in value reflected in part the growing illiquidity of the markets for any type of debt securities with real estate exposure. However, in December as these declines in value continued and deepened, the Company conducted an analysis of the risk exposures represented by these CDOs. As a result of this analysis, the Company deemed seven of these CDOs to be other-than-temporarily impaired on December 18th, and recorded a $94.1 million pretax impairment charge through its income statement to write the securities down to estimated fair value. On December 28th, an additional CDO was determined to be other-than-temporarily impaired and a pretax charge of $14.5 million was recorded.

Altogether these purchases of securities from Lockhart, and the write-downs of securities held on our balance sheet reduced pretax income during the fourth quarter by $158.2 million, or $0.89 per share after-tax. These write-downs were in significant part the result of the turmoil in residential real estate markets and growing illiquidity of financial markets in the second half of the year. There can be no assurance that the Company will not record additional losses in 2008 arising from the same causes or related causes. Elsewhere in this report, including “Off-Balance Sheet Arrangements” on page 85, we disclose our exposure to and valuation marks to fair value by major asset class in both Lockhart’s securities and the Company’s available-for-sale securities portfolio.

Capital and Return on Capital

As regulated financial institutions, the Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. One of our goals is to maintain capital levels that are at least “well capitalized” under regulatory standards. The Company and each of its banking subsidiaries met the “well capitalized” guidelines at December 31, 2007. In addition, the Parent and certain of its banking subsidiaries have issued various debt securities that have been rated by the principal rating agencies. As a result, another goal is to maintain capital at levels consistent with an “investment grade” rating for these debt securities. The Company has maintained its “investment grade” debt ratings as have those of its bank subsidiaries that have ratings. At year-end 2007, the Company’s tangible common equity ratio decreased to 5.70% compared to 5.98% at the end of 2006. In December 2006, the Company issued $240 million of noncumulative perpetual preferred stock; this additional capital raised the Company’s tangible equity ratio to 6.51% at the end of 2006. The Company announced in the fourth quarter of 2006 that it would target a tangible equity ratio of 6.25 - 6.50%, replacing the previously announced tangible common equity ratio target. At December 31, 2007, the Company’s tangible equity ratio was 6.17%, which was slightly below this targeted range.

In December 2006, the Company resumed its stock repurchase plan, which had been suspended since July 2005 because of the Amegy acquisition. On December 11, 2006, the Board authorized a $400 million repurchase program. The Company repurchased and retired 3,933,128 shares of its common stock during 2007 at a total cost of $318.8 million and an average per share price of $81.04 under this share repurchase authorization. The remaining authorized amount for share repurchases as of December 31, 2007 was $56.3 million. Due to growing uncertainties in global capital and funding markets, the Company decided that it was prudent to take steps to conserve capital, and suspended its common stock repurchase program on August 16, 2007.

The Company continues to believe that capital in excess of that required to support the risks of the business in which it engages should be returned to the shareholders. However, although the Company has $56.3 million stock buyback authorization remaining, due to continued capital market disruptions and the potential for deteriorating economic conditions in 2008, it does not currently expect to resume this program until at least late 2008.

In addition, we believe that the Company should engage or invest in business activities that provide attractive returns on equity. Chart 9 illustrates that as a result of earnings improvement, the exit of underperforming businesses and returning unneeded capital to the shareholders, the Company’s return on average common equity improved from 2003 to 2005. The decline in 2006 resulted from the additional common equity held due to additional intangible assets (primarily goodwill and core deposit intangibles) that resulted from the premium paid to acquire Amegy. The further decline in the return on average common equity in 2007 resulted primarily from the securities impairment charges and larger provision for loan losses discussed previously, as well as from the additional intangible assets that resulted from the premium paid to acquire Stockmen’s.

As depicted in Chart 10, tangible return on average tangible common equity further improved in 2006 as the Company continued to improve its core operating results. However, it deteriorated significantly in 2007 primarily as a result of the securities impairment and valuation losses and the increased provision for loan losses discussed previously.

Note: Tangible return is net earnings applicable to common

shareholders plus after-tax amortization of core deposit and other intangibles and impairment losses on goodwill.

Specialty Financial Services and Technology Businesses

In addition to its community and regional banking businesses, the Company operates a number of specialized businesses some of which are national in scope. These businesses include SBA 7(a) loan originations in which the Company ranks in the top 15 nationally. The Company also ranks #1 in the nation in owner occupied real estate loans originated in conjunction with the SBA 504 loan program, and provides public finance advisory and underwriting services, and software and cash management services related to the electronic imaging of checks pursuant to the Check 21 Act. Other such specialty businesses include our Contango Capital Advisors, Inc. (“Contango”) fee-only wealth management advisory business, and our Employee Stock Option Appreciation Rights Securities (“ESOARS”) market-based employee stock options expense determination service.

National Real Estate Lending

This business consists of making SBA 504 and similar low loan-to-value, primarily owner-occupied, first mortgage small business commercial loans. During both 2007 and 2006, the Company originated directly and purchased from correspondents approximately $1.5 billion and $1.2 billion of these loans, respectively. From 2000 through 2005, the Company securitized and credit enhanced these loans and sold them to a qualifying special-purpose entity (“QSPE”), Lockhart, which funded them through the issuance of commercial paper. However during 2007 and 2006, no additional loans were securitized and sold to Lockhart. The Company does not expect to securitize and sell to Lockhart any additional loans going forward, for reasons discussed elsewhere in this report. See “Off-Balance Sheet Arrangements” on page 85 for further discussion.

Treasury Management, NetDeposit and Related Services

Zions believes it has a significant opportunity to increase its treasury management penetration of commercial customers in its geographic territory, and continued to invest in these capabilities in 2007. An increased level of investment in treasury management, both in technology and service and in sales, is expected to continue in 2008.

In addition to enhancing its general treasury management capabilities, Zions has made significant investments specifically in creating enhanced capabilities in services related to claims processing and reconciliation for medical providers. Included among these investments was the acquisition of the remaining minority interests in P5, Inc. (“P5”) during 2006; Zions had for several years owned a majority interest in this start-up provider of web-based claims reconciliation services. At year-end 2007, P5 provided these services to over 1,200 medical practitioners, mostly pharmacy outlets, as compared to 800 at year-end 2006. The Company is in the process of integrating P5’s services and other payment processing services into its more traditional treasury management products and services for the medical provider industry. P5 also has applied for and has been granted several patents covering key aspects of Internet-based medical claims processing and lending against medical claims submitted through the Internet. It also is considering appropriate steps to enforce its intellectual property rights.

We also continue to invest in our NetDeposit, Inc. (“NetDeposit”) subsidiary that was created to develop and sell software and processes that facilitate electronic check clearing. With the implementation of the Check 21 Act late in 2004, this company and its products are well positioned to take advantage of the revolution in check processing now underway in America. During 2007,

NetDeposit reduced earnings by $0.05 per diluted share, compared to $0.07 per share in 2006. Revenues for 2007 increased 32.5% from 2006. During 2007, NetDeposit largely completed the build-out of its full suite of intended products, and launched major upgrades of older products. Consequently, late in 2007 we were able to slow the rate of additional investment in this business and reduce expenses. We currently believe that NetDeposit is likely to reach break-even late in 2008.

The Company generates revenues in several ways from this business. First, NetDeposit licenses software, sells consulting services, and resells scanners to other banks and processors. Newly announced customers since January 1, 2007 include US Merchant Services, Whitney Bank, Farm Bureau Bank, United Commercial Bank, and Home National Bank. These activities initially generate revenue from scanner sales, consulting, and licensing fees. Deployment-related fees related to work station site licenses and check processing follow, but have been slower to increase than expected as deployment throughout the industry has been slower than expected.

Second, NetDeposit has licensed its software to the Company’s banks, which use the capabilities of the software to provide state-of-the art cash management services to business customers and to correspondent banks. At year-end, over 6,000 Zions affiliate bank cash management customers were using NetDeposit, and we processed over $8.9 billion of imaged checks from our cash management customers in the month of December.

Third, Zions Bank uses NetDeposit software to provide check-clearing services to correspondent banks. Zions Bank has contracts and co-marketing agreements with a number of bank processors and resellers.

NetDeposit seeks to protect its intellectual property in business methods related to the electronic processing and clearing of checks. During 2007 two patents were issued to NetDeposit and several additional patent applications are pending. The Company believes that one or more competitors may be infringing on its patents and is now considering appropriate steps to enforce its intellectual property rights.

Wealth Management

We have extensive relationships with small and middle-market businesses and business owners that we believe present an unusual opportunity to offer wealth management services. As a result, the Company established a wealth management business, Contango, and launched the business in the latter half of 2004. The business offers financial and tax planning, trust and inheritance services, over-the-counter, exchange-traded and synthetic derivative and hedging strategies, quantitative asset allocation and risk management and a global array of investment strategies from equities and bonds through alternative and private equity investments. At year-end, Contango had over $1.3 billion of client assets under management and a strong pipeline of referrals from our affiliate banks, as compared to over $885 million under management at December 31, 2006. At December 31, 2007, the Company had total discretionary assets under management of $2.9 billion, including assets managed by Contango, Amegy, and Western National Trust Company, a wholly-owned subsidiary of Zions Bank. During 2007, Contango generated net losses of $0.08 per diluted share compared with $0.07 per diluted share during 2006.

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

From May 4-7, 2007, the Company successfully conducted an auction of its ESOARS. As allowed by SFAS 123R, the Company used the results of that auction to value its employee stock options issued on May 4. The value established was $12.06 per option, which the Company estimates is approximately 14% below its Black-Scholes model valuation on that date. The Company recorded the related estimated future settlement obligation of ESOARS as a liability in the balance sheet.

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

The Company has not as yet conducted ESOARS auctions on behalf of any non-Zions companies, but anticipates that it is likely to do so in 2008.

Challenges to Operations

As we enter 2008, we see several significant challenges to improving performance.

Global capital and funding markets remain under significant stress, and most observers are increasing their forecast probabilities for a recession in the U. S. economy. We believe this will likely have several ramifications for the Company. First, the continued ability of Lockhart to issue sufficient commercial paper to fund its assets will remain uncertain. Therefore, it is quite possible that the Company will continue to purchase Lockhart’s commercial paper, and/or purchase assets from Lockhart pursuant to the Liquidity Agreement. Downgrades of additional Lockhart securities also are possible, which would, if sufficiently severe, trigger their purchase by Zions Bank pursuant to the Liquidity Agreement. All of these actions are likely to keep the Company’s balance sheet larger than it otherwise would like, and to depress its net interest margin. The same conditions may lead to further weaknesses in securities we own that are collateralized by junior debt and trust preferred debt including REIT CDOs.

Continued weakness in the residential housing construction markets, particularly in Arizona, Nevada and California, is likely to result in continued higher levels of loan loss provisions and nonperforming assets than has been experienced by the Company in recent years. If the economy does slip into a more broad-based recession, this credit quality weakness could spread to other sectors of our loan portfolio, although we have seen no material indication of that yet.

We expect that commercial real estate loans, which declined in CB&T and NSB in the fourth quarter, may continue to decline in our Southwestern markets throughout the first half of 2008. However, commercial loan growth has been strong, particularly at Zions Bank, Amegy and Vectra, which has kept aggregate Company loan growth robust. In addition, the Company has been able to obtain somewhat better pricing (as measured by spread over matched maturity cost of funds) on a number of newly originated loans in recent months. We expect that this pricing improvement may continue for at least the first part of 2008.

However, due to the previously discussed general tight conditions for funding of all types, as well as large needs for funding that are specific to several major competitors in our market, deposit pricing has not adjusted as expected in response to recent rate reductions by the Federal Reserve. Also, deposit growth, particularly lower cost types of deposits, has remained relatively weak. These factors, combined with the impact of Lockhart-related actions on our assets and liabilities, means that our net interest margin came under more downward pressure than expected in the second half of 2007. We now expect that these pressures on the net interest margin may persist in the first half of 2008.

Compliance with regulatory requirements poses an ongoing challenge. In particular, regulatory scrutiny of compliance programs related to Anti-Money Laundering (“AML”) and the Bank Secrecy Act (“BSA”) continues to increase. A failure in our internal controls could have a significant negative impact not only on our earnings but also on the perception that customers, regulators and investors may have of the Company. We continue to devote a significant amount of effort, time and resources to improving our controls and ensuring compliance with these complex regulations.

We have a number of business initiatives that, while we believe they will ultimately produce profits for our shareholders, currently generate expenses in excess of revenues. Three significant initiatives are Contango, a wealth management business started in 2004, NetDeposit, our subsidiary that provides electronic check processing systems, and the increased investments in treasury management and medical claims capabilities as previously discussed. We will need to manage these businesses carefully to ensure that expenses and revenues develop in a planned way and that profits are not impaired to an extent that is not warranted by the opportunities these businesses provide.

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

Securitization Transactions

The Company from time to time enters into securitization transactions that involve transfers of loans or other receivables to off-balance sheet QSPEs as defined in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In most instances, we provide the servicing on these loans as a condition of the sale. In addition, as part of these transactions, the Company may retain a cash reserve account, an interest-only strip, or in some cases a subordinated tranche, all of which are considered to be retained interests in the securitized assets.

Whenever we initiate a securitization, the first determination that we must make in connection with the transaction is whether the transfer of the assets constitutes a sale under U.S. generally accepted accounting principles (“GAAP”). If it does, the assets are removed from the Company’s consolidated balance sheet with a gain or loss recognized. Otherwise, the transfer is considered a financing transaction, resulting in no gain or loss being recognized and the recording of a liability on the Company’s consolidated balance sheet. The financing treatment could have unfavorable financial implications including an adverse effect on Zions’ results of operations and capital ratios. However, all of the Company’s securitizations have been structured to meet the existing criteria for sale treatment.

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

Quarterly, the Company reviews its valuation assumptions for retained beneficial interests under the rules contained in Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, (“EITF 99-20”). These rules require the Company to periodically update its assumptions used to compute estimated cash flows for its retained beneficial interests and compare the net present value of these cash flows to the carrying value. The Company complies with EITF 99-20 by quarterly evaluating and updating its assumptions including the default assumption as compared to the historical credit losses and the credit loss expectation of the portfolio, and its prepayment speed assumption as compared to the historical prepayment speeds and prepayment rate expectation. Changes in certain 2007 assumptions from 2006 for securitizations were made in accordance with this process.

At December 31, 2007 the Company had seven small business securitizations and one home equity loan securitization. The retained beneficial interests for certain of the small business securitizations required impairment charges during 2007 and 2006 following the application of EITF 99-20. For the twelve months ended December 31, 2007, the Company incurred impairment charges of $12.6 million before income taxes as compared to impairment charges of $7.1 million during 2006.

Schedule 3 summarizes the key economic assumptions that we used for measuring the values of the retained interests at the date of sale for securitizations during 2006 and 2005. No securitizations of small business loans were completed during 2007 or 2006. Also in December 2006, the Company ceased selling loans into its revolving home equity loan securitization.

SCHEDULE 3

KEY ECONOMIC ASSUMPTIONS USED TO VALUE

RETAINED INTERESTS

	Home equity loans	Small business loans
2006:
Prepayment method	na(1)	na(2)
Annualized prepayment speed	na(1)	na(2)
Weighted average life (in months)	11	na(2)
Expected annual net loss rate	0.10%	na(2)
Residual cash flows discounted at	15.0%	na(2)

2005:
Prepayment method	na(1)	CPR(3)
Annualized prepayment speed	na(1)	4 - 15 Ramp in 25 months(4)
Weighted average life (in months)	12	69
Expected annual net loss rate	0.10%	0.40%
Residual cash flows discounted at	15.0%	15.0%

(1)	The weighted average life assumption includes consideration of prepayment to determine the fair value of the capitalized residual cash flows.
(2)	No small business loan securitization sales occurred in 2006 and 2007.
(3)	”Constant Prepayment Rate.”
(4)	Annualized prepayment speed begins at 4% and increases at equal increments to 15% in 25 months.

Schedule 4 sets forth the sensitivity of the current fair value of the capitalized residual cash flows at December 31, 2007 to immediate 10% and 20% adverse changes to those key assumptions that reflect the current portfolio assumptions.

SCHEDULE 4

SENSITIVITY OF RESIDUAL CASH FLOWS TO ADVERSE CHANGES

OF CURRENT PORTFOLIO KEY VALUATION ASSUMPTIONS

(In millions of dollars and annualized percentage rates)		Home equity loans		Small business loans

Carrying amount/fair value of capitalized residual cash flows			$0.8	49.8
Weighted average life (in months)			13.6	31 - 41
Prepayment speed assumption			na (1)	20.0% - 26.0%
Decrease in fair value due to adverse change	10%		$0.1	1.2
	20%		$0.1	2.2
Expected credit losses			0.10%	0.50% - 1.00%
Decrease in fair value due to adverse change	10%	$	< 0.1	1.6
	20%	$	< 0.1	3.2
Residual cash flows discount rate			12.0%	16.0%
Decrease in fair value due to adverse change	10%	$	< 0.1	1.1
	20%	$	< 0.1	2.2

(1)	The weighted average life assumption includes consideration of prepayment to determine the fair value of the capitalized residual cash flows.

Zions Bank provides a liquidity facility for a fee to a QSPE securities conduit, Lockhart, which purchases U.S. Government and AAA-rated securities, which are funded through the issuance of its commercial paper. At December 31, 2007 approximately 53% of the AAA-rated securities held by Lockhart were created by the Company’s securitization of small business loans. Zions Bank also receives a fee in exchange for providing hedge support and administrative and investment advisory services.

Lockhart is an off-balance sheet QSPE as defined by SFAS 140. Should Zions Bancorporation and affiliates together own more than 90% of Lockhart’s outstanding commercial paper, Lockhart would cease to be a QSPE and would be required to be consolidated. Zions Bancorporation affiliates owned 34% and 68% of the outstanding commercial paper of Lockhart at December 31, 2007 and February 15, 2008, respectively.

See “Off-Balance Sheet Arrangements” beginning on page 85 for further discussion of Lockhart including the Liquidity Agreement and security purchases from Lockhart required by the Liquidity Agreement, assets held by Lockhart, and information regarding the impact to the Company if it were required to consolidate Lockhart or purchase its remaining assets.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of the losses that are inherent in the loan and lease portfolios. The determination of the appropriate level of the allowance is based on periodic evaluations of the portfolios along with other relevant factors. These evaluations are inherently subjective and require us to make numerous assumptions, estimates and judgments.

In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type. For commercial loans, we use historical loss experience factors by loan segment, adjusted for changes in trends and conditions, to help determine an indicated allowance for each segment based on individual loan grades. These factors are evaluated and updated using migration analysis techniques and other considerations based on the makeup of the specific portfolio segment. The other considerations used in our analysis include volumes and trends of delinquencies, levels of nonaccrual loans, repossessions and bankruptcies, trends in criticized and classified loans, and expected losses on loans secured by real estate. In addition, new credit products and policies, economic conditions, concentrations of credit risk, and the experience and abilities of lending personnel are also taken into consideration.

In addition to the segment evaluations, nonaccrual loans graded substandard or doubtful with an outstanding balance of $500 thousand or more are individually evaluated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine the level of impairment and establish a specific reserve. A specific allowance may also be established for adversely graded loans below $500 thousand when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan segment and risk grade.

The allowance for consumer loans is determined using historically developed loss experience “roll rates” at which loans migrate from one delinquency level to the next higher level. Using average roll rates for the most recent twelve-month period and comparing projected losses to actual loss experience, the model estimates the expected losses in dollars for the forecasted period. By refreshing the model with updated data, it is able to project losses for a new twelve-month period each month, segmenting the portfolio into nine product groupings with similar risk profiles.

As a final step to the evaluation process, we perform an additional review of the adequacy of the allowance based on the loan portfolio in its entirety. This enables us to mitigate the imprecision inherent in most estimates of expected credit losses. This review of the allowance includes our judgmental consideration of any adjustments necessary for subjective factors such as economic uncertainties and concentration risks.

There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require us to make qualitative judgments. Although we believe that our processes for determining an appropriate level for the allowance adequately address all of the components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for credit losses, which would negatively impact the Company’s results of operations in future periods. As an example, if a total of $250 million of nonclassified loans were to be immediately classified as special mention, substandard and doubtful in the same proportion as the existing portfolio of the criticized and classified loans, the amount of the allowance for loan losses at December 31, 2007 would increase by approximately $15.3 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in the level of the criticized and classified loans may have on the allowance estimation process. We believe that given the procedures we follow in determining the potential losses in the loan portfolio, the various components used in the current estimation processes are appropriate.

We are in the process of developing potential changes to enhance our methodology for determining the allowance for loan losses. The potential changes include incorporating a two-factor grading system to include probability of default and loss given default. We currently anticipate that these changes will be phased in during 2008 and 2009.

Nonmarketable Equity Securities

The Company either directly, through its banking subsidiaries or through its Small Business Investment Companies (“SBIC”), owns investments in venture funds and other capital securities that are not publicly traded and are not accounted for using the equity method. Since these nonmarketable securities have no readily ascertainable fair values, they are reported at amounts we have estimated to be their fair values. In estimating the fair value of each investment, we must apply judgment using certain assumptions. Initially, we believe that an investment’s cost is the best indication of its fair value, provided that there have been no significant positive or negative developments subsequent to its acquisition that indicate the necessity of an adjustment to a fair value estimate. If and when such an event takes place, we adjust the investment’s cost by an amount that we believe reflects the nature of the event. In addition, any minority interests in the Company’s SBICs reduce its share of any gains or losses incurred on these investments.

As of December 31, 2007, the Company’s total investment in nonmarketable equity securities not accounted for using the equity method was $103.7 million, of which its equity exposure to investments held by the SBICs, net of related minority interest of $28.7 million, was $44.3 million. In addition, exposure to non-SBIC equity investments not accounted for by the equity method was $30.7 million.

The values we have assigned to these securities where no market quotations exist are based upon available information and may not necessarily represent amounts that ultimately will be realized on these securities. Key information used in valuing these securities include the projected financial performance of these companies, the evaluation of the investee company’s management team, and other industry, economic and market factors. If there had been an active market for these securities, the carrying value may have been significantly different from the amounts reported. In addition, since Zions Bank and Amegy are the principal business segments holding these investments, they would experience the largest impact of any changes in the fair values of these securities.

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

We use a similar methodology in evaluating impairment in nonbank subsidiaries but generally use companies and acquisition transactions nationally in the analysis.

If step 1 indicates a potential impairment of a reporting unit, step 2 requires us to estimate the “implied fair value” of the reporting unit. This process estimates the fair value of the unit’s individual assets and liabilities in the same manner as if a purchase of the reporting unit were taking place. To do this, we must determine the fair value of the assets, liabilities and identifiable intangible assets of the reporting unit based upon the best available information. If the value of goodwill calculated in step 2 is less than the carrying amount of goodwill for the reporting unit, an impairment is indicated and the carrying value of goodwill is written down to the calculated value.

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

During the fourth quarter of 2007, we performed our annual goodwill impairment evaluation for the entire organization, effective October 1, 2007. Step 1 was performed by using both market value and transaction value approaches for all reporting units and, in certain cases, the discounted cash flow approach was also used. In the market value approach, we identified a group of publicly traded banks that are similar in size and location to Zions’ subsidiary banks and then used valuation multiples developed from the group to apply to our subsidiary banks. In the transaction value approach, we reviewed the purchase price paid in recent mergers and acquisitions of banks similar in size to Zions’ subsidiary banks. From these purchase prices we developed a set of valuation multiples, which we applied to our subsidiary banks. In instances where the discounted cash flow approach was used, we discounted projected cash flows to their present value to arrive at our estimate of fair value.

Upon completion of step 1 of the evaluation process, we concluded that no potential impairment existed for any of the Company’s reporting units. In reaching this conclusion, we determined that the fair values of goodwill exceeded the recorded values of goodwill. Since this evaluation process required us to make estimates and assumptions with regard to the fair value of the Company’s reporting units, actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Company’s results of operations and the business segments where the goodwill is recorded. However, had our estimated fair values been 10% lower, there would still have been no indication of impairment for any of our banking reporting units.

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

All derivative instruments are carried on the balance sheet at fair value. As of December 31, 2007, the recorded amounts of derivative assets, classified in other assets, and derivative liabilities, classified in other liabilities, were $307.5 million and $104.0 million, respectively. Since there are no market value quotes for the specific derivative instruments that the Company holds, we must estimate their fair values. This estimate is made by an independent third party using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). These future net cash flows, however, are susceptible to change due primarily to fluctuations in interest rates. As a result, the estimated values of these derivatives will typically change over time as cash is received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on our estimated valuations. Based on the nature and limited purposes of the derivatives that the Company employs, fluctuations in interest rates have only had a modest effect on its results of operations. As such, fluctuations are generally expected to be countered by offsetting changes in income, expense and/or values of assets and liabilities. However, the Company retains basis risk due to changes between the prime rate and LIBOR on nonhedge derivative basis swaps.

In addition to making the valuation estimates, we also face the risk that certain derivative instruments that have been designated as hedges and currently meet the strict hedge accounting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, may not qualify in the future as “highly effective,” as defined by the Statement, as well as the risk that hedged transactions in cash flow hedging relationships may no longer be considered probable to occur. During 2007, an immaterial amount of hedge ineffectiveness was required to be reported in earnings on the Company’s cash flow hedging relationships. Further, new interpretations and guidance related to SFAS 133 continue to be issued and we cannot predict the possible impact that they will have on our use of derivative instruments in the future.

Although the majority of the Company’s hedging relationships have been designated as cash flow hedges, for which hedge effectiveness is assessed and measured using a “long haul” approach, the Company also had five fair value hedging relationships outstanding as of December 31, 2007 that were designated using the “shortcut” method, as described in SFAS 133, paragraph 68. The Company believes that the shortcut method continues to be appropriate for those hedges because we have precisely complied with the documentation requirements and each of the applicable shortcut criteria described in paragraph 68.

In addition, the Company has a program to provide derivative financial instruments to certain customers, acting as an intermediary in the transaction. Upon issuance, all of these customer derivatives are immediately “hedged” by offsetting derivative contracts, such that the Company has minimized the net risk exposure resulting from such transactions.

Share-Based Compensation

As discussed in Note 17 of the Notes to Consolidated Financial Statements, effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values.

The Company used the Black-Scholes option-pricing model to estimate the value of stock options for all stock option grants prior to 2007 and off cycle stock option grants during 2007. The assumptions used to apply this model include a weighted average risk-free interest rate, a weighted average expected life, an expected dividend yield, and an expected volatility. Use of these assumptions is subjective and requires judgment as described in Note 17.

From May 4-7, 2007, the Company successfully conducted an auction of its ESOARS. As allowed by SFAS No. 123R, the Company used the results of that auction to value its primary grant of employee stock options issued on May 4, 2007. The value established was $12.06 per option, which the Company estimates is approximately 14% below its Black-Scholes model valuation on that date. The Company recorded the related estimated future settlement obligation of ESOARS as a liability in the balance sheet. The 2007 stock option expense for these grants was $2.7 million. If the ESOARS value was 10% lower, the expense would be $2.5 million and if the ESOARS value was 10% higher, the expense would be $3.0 million.

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

The accounting for stock option compensation under SFAS 123R decreased income before income taxes by $15.8 million and net income by approximately $10.8 million for 2007, or $0.10 per diluted share. See Note 17 for additional information on stock options and restricted stock.

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

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are also reassessed on a quarterly basis, if business events or circumstances warrant. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. During 2007, the Company reduced its liability for unrecognized tax benefits by approximately $12.4 million, net of any federal and/or state tax benefits. Of this reduction, $8.6 million decreased the Company’s tax provision for 2007 and $3.8 million reduced goodwill and tax-related balance sheet accounts. The Company has tax reserves at December 31, 2007 of approximately $16.2 million, net of federal and/or state benefits, for uncertain tax positions primarily for various state tax contingencies in several jurisdictions.

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

Valuation of Collateralized Debt Obligations Available-for-Sale Securities

During the third quarter of 2007, the Company enhanced its methodology to value certain CDOs, which are included in available-for-sale investment securities on the balance sheet. The Company uses a whole market price quote method.

The whole market price quote method for CDOs incorporates matrix pricing, which uses the prices of similarly rated and type of securities to value comparable securities held by the Company and includes restricted single dealer quotes. The enhancement was made due to dealers’ reluctance to provide unrestricted price quotes and to provide a more representative view of comparable instruments. The mechanics of the whole market price quote method included matrix market pricing when comparable securities’ pricing was available for securities on our balance sheet. Where comparable pricing was not available, the matrix incorporated single dealer quotes.

The pricing methodology is consistent with the Level 2 input pricing under the fair value measurement framework of SFAS No. 157, Fair Value Measurements. The Company will adopt SFAS 157 effective January 1, 2008. See Notes 1 and 4 of the Notes to Consolidated Financial Statements for further discussion. Also see “Investment Securities Portfolio” beginning on page 77 for further information.

Pending Adoption of Accounting Pronouncements

Effective January 1, 2008, the Company will adopt SFAS No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value, and enhances disclosures about fair value measurements. Adoption of SFAS 157 has been delayed one year for the measurement of all nonfinancial assets and nonfinancial liabilities. The Company does not expect that the adoption of SFAS 157 will have a material effect on the consolidated financial statements. SFAS 159 allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement with changes in fair value included in earnings. The option may be applied instrument by instrument, but is on an irrevocable basis. The Company has determined to apply the fair value option to one available-for-sale trust preferred REIT CDO security and three retained interests on selected small business loan securitizations. In conjunction with the adoption of SFAS 159 on the selected REIT CDO security, the Company plans to implement a directional hedging program in an effort to hedge the credit exposure the Company has to homebuilders in its REIT CDO portfolio. The cumulative effect of adopting SFAS 159 is estimated to reduce the beginning balance of retained earnings at January 1, 2008 by approximately $11.5 million, comprised of a decrease of $11.7 million for the REIT CDO and an increase of $0.2 million for the three retained interests.

RESULTS OF OPERATIONS

As previously disclosed, the Company completed its acquisition of Stockmen’s, a bank holding company with $1.2 billion in assets on January 17, 2007, and the subsequent sale of its 11 California branches on November 2, 2007, and the purchase of Intercon on September 6, 2007 with $115 million in assets. All comparisons of 2007 to 2006 and prior periods reflect the effects of these acquisitions.

As previously disclosed, the Company completed its acquisition of Amegy Bancorporation, Inc. in December 2005. All comparisons of 2007 and 2006 to 2005 and prior periods reflect the effects of the Amegy acquisition.

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. Taxable-equivalent net interest income is the largest component of Zions’ revenue. For the year 2007, it was 82.2% of our taxable-equivalent revenues, compared to 76.4% in 2006 and 76.0% in 2005. The increased percentage for 2007 was mainly due to the $158.2 million of impairment and valuation losses on securities which reduced total taxable-equivalent noninterest revenues. On a taxable-equivalent basis, net interest income for 2007 was up $119.1 million or 6.7% from 2006, which was up $406.6 million or 29.4% from 2005. The increase in taxable-equivalent net interest income for 2007 was driven by strong organic loan growth that increased interest-earning assets, partially offset by a 20 basis point decrease in the net interest margin compared to 2006. The net interest margin for 2006 was up 5 basis points from 2005. The incremental tax rate used for calculating all taxable-equivalent adjustments was 35% for all years discussed and presented.

By its nature, net interest income is especially vulnerable to changes in the mix and amounts of interest-earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities significantly impact net interest income. See “Interest Rate and Market Risk Management” on page 98 for a complete discussion of how we manage the portfolios of interest-earning assets and interest-bearing liabilities and associated risk.

A gauge that we consistently use to measure the Company’s success in managing its net interest income is the level and stability of the net interest margin. The net interest margin was 4.43% in 2007 compared with 4.63% in 2006 and 4.58% in 2005. For the fourth quarter of 2007, the Company’s net interest margin was 4.27%. The margin compression for 2007 compared to 2006 resulted from the Company’s strong loan growth being funded mainly by higher cost deposit products and nondeposit borrowings, a decline in noninterest-bearing demand deposits, competitive pricing pressures, and purchases of Lockhart commercial paper. Higher yielding average loans and leases increased $4.4 billion from 2006 while lower yielding average money market investments and securities slightly decreased by $32.4 million. Average interest-bearing deposits increased $3.2 billion from 2006 with most of the increase in higher cost Internet money market, time and foreign deposits. Average borrowed funds increased $850 million compared to 2006. Average noninterest-bearing deposits were 26.2% of total average deposits for 2007, compared to 29.0% for 2006. Average time deposits greater than $100,000 increased to 13.3% of total average deposits compared to 10.0% for 2006.

The increased net interest margin for 2006 compared to 2005 resulted mainly from an improved asset and liability mix and from the impact of increasing short-term interest rates on Zions’ balance sheet. Higher yielding average loans and leases increased $8.4 billion from 2005 while lower yielding average money market investments and securities increased $128 million. The net increase in interest-earnings assets was mainly funded by increases in lower cost average interest-bearing deposits, which increased $5.8 billion and average noninterest-bearing deposits which increased $2.1 billion, while average borrowed funds increased $1.1 billion from 2005.

The Company expects to continue its efforts to maintain a slightly “asset-sensitive” position with regard to interest rate risk. However, our estimates of the Company’s actual position are highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes.

During the third and fourth quarters of 2007, the FRB lowered the federal funds rate by 100 basis points. This decrease had a rapid impact on loans tied to LIBOR and the prime rate as these rates were lowered by 50, 25, and 25 basis points on September 18th, October 31st, and December 11th, respectively. Due to the intense competition for bank deposits, the rates paid to consumers for their deposits were lowered less than 100 basis points. Competitive pressures on deposit rates impeded our ability to reprice deposits, which had a negative impact on the net interest margin during the fourth quarter of 2007. We expect that these competitive pricing pressures may continue into 2008. See “Interest Rate Risk” on page 99 for further information.

Schedule 5 summarizes the average balances, the amount of interest earned or incurred and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

SCHEDULE 5

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Amounts in millions)	2007			2006
	Average balance	Amount of interest(1)	Average rate	Average balance	Amount of interest(1)	Average rate
ASSETS:
Money market investments	$834	43.7	5.24%	$479	24.7	5.16%
Securities:
Held-to-maturity	684	47.7	6.97	645	44.1	6.83
Available-for-sale	4,661	269.2	5.78	4,992	285.5	5.72
Trading account	61	3.3	5.40	157	7.7	4.91

Total securities	5,406	320.2	5.92	5,794	337.3	5.82

Loans:
Loans held for sale	233	14.9	6.37	261	16.5	6.30
Net loans and leases(2)	36,575	2,852.7	7.80	32,134	2,463.9	7.67

Total loans and leases	36,808	2,867.6	7.79	32,395	2,480.4	7.66

Total interest-earning assets	43,048	3,231.5	7.51	38,668	2,842.4	7.35

Cash and due from banks	1,477			1,476
Allowance for loan losses	(391)			(349)
Goodwill	2,005			1,887
Core deposit and other intangibles	181			181
Other assets	2,527			2,379

Total assets	$48,847			$44,242

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$4,443	41.4	0.93	$4,180	30.9	0.74
Money market	10,351	358.1	3.46	10,684	328.2	3.07
Internet money market	1,611	79.8	4.95	986	46.2	4.68
Time under $100,000	2,529	110.7	4.38	2,065	77.4	3.75
Time $100,000 and over	4,779	231.2	4.84	3,272	142.6	4.36
Foreign	2,710	130.5	4.81	2,065	95.5	4.62

Total interest-bearing deposits	26,423	951.7	3.60	23,252	720.8	3.10

Borrowed funds:
Securities sold, not yet purchased	30	1.4	4.56	66	3.0	4.57
Federal funds purchased and security repurchase agreements	3,211	148.5	4.62	2,838	124.7	4.39
Commercial paper	256	13.8	5.41	220	11.4	5.20
FHLB advances and other borrowings:
One year or less	1,099	55.0	5.00	479	25.3	5.27
Over one year	131	7.6	5.77	148	8.6	5.80
Long-term debt	2,365	145.4	6.15	2,491	159.6	6.41

Total borrowed funds	7,092	371.7	5.24	6,242	332.6	5.33

Total interest-bearing liabilities	33,515	1,323.4	3.95	29,494	1,053.4	3.57

Noninterest-bearing deposits	9,401			9,508
Other liabilities	647			697

Total liabilities	43,563			39,699
Minority interest	36			34
Shareholders’ equity:
Preferred equity	240			16
Common equity	5,008			4,493

Total shareholders’ equity	5,248			4,509

Total liabilities and shareholders’ equity	$48,847			$44,242

Spread on average interest-bearing funds			3.56%			3.78%

Taxable-equivalent net interest income and net yield on interest-earning assets		1,908.1	4.43%		1,789.0	4.63%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

2005			2004			2003
Average balance	Amount of interest(1)	Average rate	Average balance	Amount of interest(1)	Average rate	Average balance	Amount of interest(1)	Average rate

$988	31.7	3.21%	$1,463	16.4	1.12%	$1,343	13.0	0.97%

639	44.2	6.93	500	34.3	6.86	–	–
4,021	207.7	5.16	3,968	174.5	4.40	3,736	171.5	4.59
497	19.9	4.00	732	29.6	4.04	711	24.7	3.47

5,157	271.8	5.27	5,200	238.4	4.59	4,447	196.2	4.41

205	9.8	4.80	159	5.1	3.16	220	8.3	3.77
23,804	1,618.0	6.80	20,887	1,252.8	6.00	19,105	1,194.2	6.25

24,009	1,627.8	6.78	21,046	1,257.9	5.98	19,325	1,202.5	6.22

30,154	1,931.3	6.40	27,709	1,512.7	5.46	25,115	1,411.7	5.62

1,123			1,026			953
(285)			(272)			(282)
746			648			711
66			65			77
1,799			1,760			1,630

$33,603			$30,936			$28,204

$3,636	17.5	0.48	$3,671	14.1	0.38	$3,344	15.4	0.46
9,086	182.5	2.01	8,540	96.4	1.13	8,063	88.1	1.09
756	20.6	2.72	606	10.7	1.76	467	8.1	1.74
1,523	41.7	2.74	1,436	27.5	1.92	1,644	36.9	2.25
1,713	54.7	3.19	1,244	29.2	2.35	1,290	33.3	2.58
737	23.3	3.16	338	4.4	1.30	186	1.7	0.89

17,451	340.3	1.95	15,835	182.3	1.15	14,994	183.5	1.22

475	17.7	3.72	625	24.2	3.86	538	20.4	3.80

2,307	63.6	2.76	2,682	32.2	1.20	2,605	25.5	0.98
149	5.0	3.36	201	3.0	1.51	215	3.0	1.41

204	5.9	2.90	252	2.9	1.14	145	1.9	1.32
228	11.5	5.05	230	11.7	5.08	237	12.3	5.19
1,786	104.9	5.88	1,659	74.3	4.48	1,277	57.3	4.48

5,149	208.6	4.05	5,649	148.3	2.62	5,017	120.4	2.40

22,600	548.9	2.43	21,484	330.6	1.54	20,011	303.9	1.52

7,417			6,269			5,259
533			501			444

30,550			28,254			25,714
26			23			22

–			–			–
3,027			2,659			2,468

3,027			2,659			2,468

$33,603			$30,936			$28,204

		3.97%			3.92%			4.10%

	1,382.4	4.58%		1,182.1	4.27%		1,107.8	4.41%

Schedule 6 analyzes the year-to-year changes in net interest income on a fully taxable-equivalent basis for the years indicated. For purposes of calculating the yields in these schedules, the average loan balances also include the principal amounts of nonaccrual and restructured loans. However, interest received on nonaccrual loans is included in income only to the extent that cash payments have been received and not applied to principal reductions. In addition, interest on restructured loans is generally accrued at reduced rates.

SCHEDULE 6

ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE

	2007 over 2006			2006 over 2005
	Changes due to		Total changes	Changes due to		Total changes
(In millions)	Volume	Rate(1)		Volume	Rate(1)

INTEREST- EARNING ASSETS:
Money market investments	$18.6	0.4	19.0	(16.3)	9.3	(7.0)
Securities:
Held-to-maturity	2.7	0.9	3.6	0.5	(0.6)	(0.1)
Available-for-sale	(18.9)	2.6	(16.3)	53.7	24.1	77.8
Trading account	(4.7)	0.3	(4.4)	(13.6)	1.4	(12.2)

Total securities	(20.9)	3.8	(17.1)	40.6	24.9	65.5

Loans:
Loans held for sale	(1.7)	0.1	(1.6)	3.2	3.5	6.7
Net loans and leases(2)	345.7	43.1	388.8	619.1	226.8	845.9

Total loans and leases	344.0	43.2	387.2	622.3	230.3	852.6

Total interest-earning assets	$341.7	47.4	389.1	646.6	264.5	911.1

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$2.1	8.4	10.5	4.0	9.4	13.4
Money market	(10.5)	40.4	29.9	36.5	109.2	145.7
Internet money market	30.9	2.7	33.6	7.6	18.0	25.6
Time under $100,000	19.0	14.3	33.3	17.5	18.2	35.7
Time $100,000 and over	71.5	17.1	88.6	62.7	25.2	87.9
Foreign	31.0	4.0	35.0	57.5	14.7	72.2

Total interest-bearing deposits	144.0	86.9	230.9	185.8	194.7	380.5

Borrowed funds:
Securities sold, not yet purchased	(1.6)	–	(1.6)	(15.2)	0.5	(14.7)
Federal funds purchased and security repurchase agreements	17.1	6.7	23.8	17.2	43.9	61.1
Commercial paper	1.9	0.5	2.4	3.0	3.4	6.4
FHLB advances and other borrowings:
One year or less	31.0	(1.3)	29.7	12.1	7.3	19.4
Over one year	(1.0)	–	(1.0)	(4.0)	1.1	(2.9)
Long-term debt	(7.8)	(6.4)	(14.2)	44.5	10.2	54.7

Total borrowed funds	39.6	(0.5)	39.1	57.6	66.4	124.0

Total interest-bearing liabilities	$183.6	86.4	270.0	243.4	261.1	504.5

Change in taxable-equivalent net interest income	$158.1	(39.0)	119.1	403.2	3.4	406.6

(1)	Taxable-equivalent income used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

In the analysis of interest changes due to volume and rate, changes due to the volume/rate variance are allocated to volume with the following exceptions: when volume and rate both increase, the variance is allocated proportionately to both volume and rate; when the rate increases and volume decreases, the variance is allocated to the rate.

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company’s various portfolios, the levels of actual charge-offs, and statistical trends and other economic factors. See “Credit Risk Management” on page 88 for more information on how we determine the appropriate level for the allowance for loan and lease losses and the reserve for unfunded lending commitments.

For the year 2007, the provision for loan losses was $152.2 million, compared to $72.6 million for 2006 and $43.0 million for 2005. The increased provision for 2007 resulted mainly from significant softening in our credit quality, particularly in relation to residential land development and construction activity in the Southwest, with Arizona, California, and Nevada being most severely impacted. Net loan and lease charge-offs increased to $63.6 million in 2007 up from $45.8 million in 2006 and $25.0 million in 2005. The $17.8 million increase during 2007 was primarily driven by higher charge-offs in Amegy and higher charge-offs in NBA, CB&T, and NSB primarily related to residential land development and construction loans. The provision for 2006 reflected increased provisioning driven by loan growth and a $10.9 million loss at NBA on an equipment lease related to an alleged accounting fraud at a water bottling company.

Including the provision for unfunded lending commitments, the total provision for credit losses was $154.0 million for 2007, $73.8 million for 2006, and $46.4 million for 2005. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and associated funding.

Noninterest Income

Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. Noninterest income for 2007 comprised 17.8% of taxable-equivalent revenues reflecting the $158.2 million of impairment and valuation losses on securities, which reduced noninterest income for 2007, compared to 23.6% for 2006 and 24.0% for 2005. Schedule 7 presents a comparison of the major components of noninterest income for the past three years.

SCHEDULE 7

NONINTEREST INCOME

(Amounts in millions)	2007	Percent change	2006	Percent change	2005

Service charges and fees on deposit accounts	$183.6	14.2%	$160.8	29.3%	$124.4
Loan sales and servicing income	38.5	(29.0)	54.2	(30.3)	77.8
Other service charges, commissions and fees	196.8	14.6	171.8	47.2	116.7
Trust and wealth management income	36.5	21.7	30.0	35.1	22.2
Income from securities conduit	18.2	(43.5)	32.2	(8.0)	35.0
Dividends and other investment income	50.9	27.6	39.9	33.0	30.0
Trading and nonhedge derivative income	3.1	(83.2)	18.5	17.8	15.7
Equity securities gains (losses), net	17.7	(0.6)	17.8	1,469.2	(1.3)
Fixed income securities gains, net	3.0	(53.1)	6.4	166.7	2.4
Impairment losses on available-for-sale securities and valuation losses on securities purchased from Lockhart Funding	(158.2)	–	–	nm	(1.6)
Other	22.2	13.3	19.6	25.6	15.6

Total	$412.3	(25.2)%	$551.2	26.2%	$436.9

nm – not meaningful

Noninterest income for 2007 decreased $138.9 million or 25.2% compared to 2006. The largest component of this decrease was the $158.2 million of impairment and valuation losses on securities. Excluding the impairment and valuation losses on securities, noninterest income increased $19.3 million or 3.5% compared to 2006. Noninterest income for 2006 increased $114.3 million or 26.2% compared to 2005 reflecting the impact of the Amegy acquisition in December 2005. Excluding the impact of the Amegy acquisition, the largest components of this increase were in net equity securities gains, which were $17.8 million in 2006 compared with net losses of $1.3 million in 2005, and net gains from fixed income securities, which increased $4.0 million.

Service charges and fees on deposit accounts increased $22.8 million in 2007. The increase was mainly due to the impact of fee increases across the Company, continuing efforts to promote treasury management services to our customers, and the acquisition of Stockmen’s. The significant increase for 2006 was mainly a result of the acquisition of Amegy.

Loan sales and servicing income includes revenues from securitizations of loans as well as from revenues that we earn through servicing loans that have been sold to third parties. For 2007, loan sales and servicing income decreased 29.0% compared to 2006 and decreased 30.3% between 2006 and 2005. The decreases were due to no home equity loan securitization sale transactions in 2007, no small business loan securitization sale transactions in 2007 and 2006, lower servicing fees from lower loan balances, and retained interest impairment write-downs of $12.6 million in 2007 and $7.1 million in 2006. These write-downs resulted primarily from higher than expected loan prepayments, increased default assumptions, and changes in the interest rate environment as determined from our periodic evaluation of beneficial interests as required by EITF 99-20. As of December 31, 2007, the Company had $49.8 million of retained interests in small business securitizations recorded on the balance sheet that are exposed to additional future impairments due to the above mentioned factors. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the Company’s securitization programs.

Other service charges, commissions, and fees, which is comprised of public finance fees, Automated Teller Machine (“ATM”) fees, insurance commissions, bankcard merchant fees, debit card interchange fees, cash management fees and other miscellaneous fees, increased $25.0 million, or 14.6% from 2006, which was up 47.2% from 2005. The increase in 2007 was primarily driven by higher public finance fees, debit card fees, and cash management related fees. The cash management fees include web-based medical claims transaction fees, remote check imaging fees, and third-party ACH transaction fees. The increase was offset by decreased insurance income of $5.0 million resulting from the sale of the Company’s Grant Hatch insurance agency and certain other insurance assets completed during the first quarter of 2007. The 2006 increase was primarily due to the Amegy acquisition.

Trust and wealth management income for 2007 increased 21.7% compared to 2006, which was up 35.1% compared to 2005. The increase for 2007 was from organic growth in the trust and wealth management business, including growth related to our Contango wealth management and associated trust business, as well as growth in the Amegy trust and wealth management business. The increase for 2006 is from the Amegy acquisition and increased fees from organic growth in the trust and wealth management business.

Income from securities conduit decreased $14.0 million or 43.5% for 2007 compared to 2006. This income represents fees we receive from Lockhart, a QSPE securities conduit. The decrease in income is due to the higher cost of asset-backed commercial paper used to fund Lockhart resulting from the recent disruptions in the credit markets and a decrease in the size of Lockhart’s securities portfolio. The book value of Lockhart’s securities portfolio declined to $2.1 billion at December 31, 2007 from $4.1 billion at December 31, 2006 due to repayments of principal and Zions’ purchase of securities out of Lockhart. We expect that the book value of the Lockhart portfolio will continue to decrease. Income from securities conduit will depend both on the amount of securities held in the portfolio and on the cost of the commercial paper used to fund those securities. The 8.0% decrease in income for 2006 compared to 2005 resulted from lower fees on the investment holdings in Lockhart’s securities portfolio. See “Off-Balance Sheet Arrangements” on page 85, “Liquidity Management Actions” on page 106, and Note 6 of the Notes to Consolidated Financial Statements for further information regarding securitizations and Lockhart.

Dividends and other investment income consist of revenue from the Company’s bank-owned life insurance program, dividends on securities holdings, and revenues from other investments. Revenues from investments include dividends on Federal Home Loan Bank (“FHLB”) stock, Federal Reserve Bank stock, and equity in earnings from unconsolidated affiliates, and were $23.0 million in 2007, $13.3 million in 2006, and $11.1 million in 2005. The increased income in 2007 is primarily from investments accounted for using the equity method. Income from equity method investments was $9.7 million in 2007 compared to $2.3 million in 2006. The increase for 2006 is mainly due to the Amegy acquisition. Revenue from bank-owned life insurance programs was $27.9 million in 2007, $26.6 million in 2006, and $18.9 million in 2005.

Trading and nonhedge derivative income consists of the following:

SCHEDULE 8

TRADING AND NONHEDGE DERIVATIVE INCOME

(Amounts in millions)	2007	Percent change	2006	Percent change	2005

Trading income	$17.3	(3.4)%	$17.9	9.8%	$16.3
Nonhedge derivative income (loss)	(14.2)	(2,466.7)	0.6	200.0	(0.6)

Total	$3.1		$18.5		$15.7

Trading and nonhedge derivative income decreased $15.4 million or 83.2% compared to 2006. The decline is primarily due to decreases in the fair value of nonhedge derivatives resulting from decreasing spreads during the second half of the year between the London Interbank Offer Rate (“LIBOR”) and the prime rate. Trading income for 2006 increased $1.6 million or 9.8% compared to 2005. Excluding Amegy, trading income decreased $5.2 million during 2006 mainly due to a decision made to close our London trading office in the fourth quarter of 2005 and reduce the amount of the Company’s trading assets in response to margin pressures. Nonhedge derivative income was $0.6 million for 2006 compared to a loss of $0.6 million in 2005, which included losses of $0.9 million from two ineffective cash flow hedges.

Net equity securities gains in 2007 were $17.7 million as compared to net gains of $17.8 million in 2006 and net losses of $1.3 million in 2005. Net gains for 2007 included a $2.5 million gain on the sale of an investment in a community bank and net gains on venture capital equity investments of $15.4 million. Net of related minority interest of $8.0 million, income taxes and other expenses, venture capital investments contributed $3.4 million to net income in 2007, compared to net income of $4.1 million for 2006 and losses of $2.2 million for 2005.

Impairment losses of $108.6 million on eight REIT trust preferred CDO available-for-sale securities combined with valuation losses of $49.6 million on securities purchased from Lockhart aggregated to a $158.2 million impairment and valuation loss during 2007. The losses on the eight REIT trust preferred CDO securities were a result of our ongoing review for other-than-temporary impairment. The valuation losses on securities purchased from Lockhart was due to marking to fair value $55 million of securities purchased after rating agency downgrades and $840 million of securities purchased due to the absence of sufficient commercial paper funding for Lockhart. See “Investment Securities Portfolio” on page 77 and “Off-Balance Sheet Arrangements” on page 85 for further discussion.

Other noninterest income for 2007 was $22.2 million, compared to $19.6 million for 2006 and $15.6 million for 2005. The increase in 2007 included a $2.9 million gain of the sale of the Company’s insurance business during 2007. The increase in 2006 was primarily due to the acquisition of Amegy, and NetDeposit revenue from scanner sales.

Noninterest Expense

Noninterest expense for 2007 increased 5.6% over 2006, which was 31.4% higher than in 2005. The 2006 increase was impacted by the acquisition of Amegy, $20.5 million of merger related expenses, and debt extinguishment costs of $7.3 million. Schedule 9 summarizes the major components of noninterest expense and provides a comparison of the components over the past three years.

SCHEDULE 9

NONINTEREST EXPENSE

(Amounts in millions)	2007	Percent change	2006	Percent change	2005

Salaries and employee benefits	$799.9	6.4%	$751.7	31.0%	$573.9
Occupancy, net	107.4	7.8	99.6	28.7	77.4
Furniture and equipment	96.5	8.8	88.7	30.1	68.2
Legal and professional services	43.8	9.2	40.1	15.2	34.8
Postage and supplies	36.5	10.3	33.1	23.0	26.9
Advertising	26.9	1.5	26.5	23.8	21.4
Debt extinguishment cost	0.1	(98.6)	7.3	–	–
Impairment losses on long-lived assets	–	nm	1.3	(58.1)	3.1
Restructuring charges	–	–	–	nm	2.4
Merger related expense	5.3	(74.1)	20.5	521.2	3.3
Amortization of core deposit and other intangibles	44.9	4.4	43.0	154.4	16.9
Provision for unfunded lending commitments	1.8	50.0	1.2	(64.7)	3.4
Other	241.5	11.1	217.4	20.0	181.1

Total	$1,404.6	5.6%	$1,330.4	31.4%	$1,012.8

nm – not meaningful

The Company’s efficiency ratio was 60.5% for 2007 compared to 56.9% for 2006 and 55.7% for 2005. The increase in the efficiency ratio to 60.5% for 2007 was primarily due to the previously discussed impairment and valuation losses on securities. The efficiency ratio was 56.7% excluding the impairment and valuation losses.

Salary costs for 2007 increased 6.4% over 2006, which were up 31.0% from 2005. The increases for 2007 resulted mainly from merit pay salary increases and increased staffing related to other business expansion. The salary costs for 2007 also included share-based compensation expense of approximately $28.3 million, up from $24.4 million for 2006. The increases for 2006 resulted primarily from the acquisition of Amegy, increased incentive plan costs, additional staffing related to the build-out of our wealth management business, NetDeposit, and to other business expansion and share-based compensation expense resulting from the adoption of SFAS 123R in 2006. Employee health and insurance benefits for 2007 increased 24.2% from 2006, which increased 9.7% from 2005. The increase for 2006 resulted primarily from the acquisition of Amegy. Employee health and insurance expense for 2006 included an adjustment which reduced expense by approximately $4.0 million to reflect accumulated cash balances available to pay incurred but not reported medical claims. Salaries and employee benefits are shown in greater detail in Schedule 10.

SCHEDULE 10

SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2007	Percent change	2006	Percent change	2005

Salaries and bonuses	$678.1	5.8%	$641.1	31.7%	$486.7

Employee benefits:
Employee health and insurance	42.1	24.2	33.9	9.7	30.9
Retirement	36.3	(4.0)	37.8	35.0	28.0
Payroll taxes and other	43.4	11.6	38.9	37.5	28.3

Total benefits	121.8	10.1	110.6	26.8	87.2

Total salaries and employee benefits	$799.9	6.4%	$751.7	31.0%	$573.9

Full-time equivalent employees (“FTEs”) at December 31	10,933	3.0%	10,618	5.1%	10,102

Occupancy expense increased $7.8 million or 7.8% compared to 2006 which was up 28.7% from 2005. The 2007 increase is impacted by higher facilities rent expense, higher facilities maintenance and utilities expense, and the impact of the acquisition of Stockmen’s. The increase for 2006 was mainly due to the Amegy acquisition.

Furniture and equipment expense for 2007 increased $7.8 million or 8.8% compared to 2006, which was up 30.1% from 2005. The increase in 2007 was mainly due to increased maintenance contract costs related to technology and operational assets. The increase for 2006 resulted primarily from the acquisition of Amegy.

Merger related expense decreased $15.2 million or 74.1% compared to 2006. The decrease is mainly due to the completion of the Amegy system conversion during 2006. Merger related expenses for 2006 and 2005 are mainly incremental costs associated with the integration and system conversions of Amegy. See Note 3 of the Notes to Consolidated Financial Statements for additional information on merger related expenses.

Other noninterest expense for 2007 increased $24.1 million or 11.1% compared to 2006, which was up 20.0% from 2005. The increase included an $8.1 million Visa litigation accrual, increased other real estate expenses of $4.3 million, and a $4.0 million write-down on repossessed equipment, which was collateral for an equipment lease on which we recorded a loan loss related to an alleged accounting fraud at a water bottling company during the fourth quarter of 2006. The Visa litigation accrual represents an estimate of the Company’s proportionate share of a contingent obligation to indemnify Visa Inc. for certain litigation matters. The increase for 2006 resulted primarily from the acquisition of Amegy.

Impairment Losses on Goodwill

During the fourth quarter of 2007, 2006 and 2005, the Company completed the annual goodwill impairment analysis as required by SFAS 142 and concluded there was no impairment on the goodwill balances.

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

Foreign deposits at December 31, 2007, 2006, and 2005 totaled $3.4 billion, $2.6 billion and $2.2 billion, respectively, and averaged $2.7 billion for 2007, $2.1 billion for 2006, and $0.7 billion for 2005. All of these foreign deposits were related to domestic customers of the banks. See Schedule 29 on page 81 for foreign loans outstanding.

In addition to the Grand Cayman branch, Zions Bank, through a wholly-owned subsidiary, had an office in the United Kingdom that provided sales support for its U.S. Dollar trading operations. The office was closed during the fourth quarter of 2005.

Income Taxes

The Company’s income tax expense for 2007 was $235.7 million compared to $318.0 million for 2006 and $263.4 million for 2005. The Company’s effective income tax rates, including the effects of minority interest, were 32.3% in 2007, 35.3% in 2006, and 35.4% in 2005. See Note 15 of the Notes to Consolidated Financial Statements for more information on income taxes.

During the fourth quarter of 2007, the Company reduced its liability for unrecognized tax benefits by approximately $12.2 million, net of any federal and/or state tax benefits. Of this reduction, $9.1 million decreased the Company’s tax provision for 2007 and $3.1 million reduced goodwill. The primary cause of the decrease was the closing of various state statutes of limitations and tax examinations. As a result of the recognition of certain tax benefits, accrued interest payable on unrecognized tax benefits was also reduced by approximately $2.8 million, net of any federal and/or state benefits. Since the Company classifies interest and penalties related to tax matters as a component of tax expense, the reduction in interest on unrecognized tax benefits also resulted in a decrease to the Company’s tax provision for 2007. The average effective tax rate in 2007 also was lower than in prior years because the securities impairment charges recorded in 2007 affected taxable revenue, thereby increasing the proportion of nontaxable income relative to total income.

In 2004, the Company signed an agreement that confirmed and implemented its award of a $100 million allocation of tax credit authority under the Community Development Financial Institutions Fund set up by the U.S. Government. Under the program, Zions has invested $100 million as of December 31, 2007, in a wholly-owned subsidiary which makes qualifying loans and investments. In return, Zions receives federal income tax credits that will be recognized over seven years, including the year in which the funds were invested in the subsidiary. Zions invested $20 million in its subsidiary in 2005, an additional $10 million in 2006, and another $10 million during 2007. Income tax expense was reduced by $5.6 million for 2007, $4.5 million for 2006, and $4.0 million for 2005 as result of these tax credits. We expect that we will be able to reduce the Company’s federal income tax payments by a total of $39 million over the life of this award, which is expected to be for the years 2004 through 2013.

BUSINESS SEGMENT RESULTS

The Company manages its banking operations and prepares management reports with a primary focus on geographical area. Segments, other than the “Other” segment that are presented in the following discussion are based on geographical banking operations. The Other segment includes the Parent, Zions Management Services Company (“ZMSC”), nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO, which was opened during the fourth quarter of 2005 and is not yet significant, and eliminations of intercompany transactions.

Operating segment information is presented in the following discussion and in Note 22 of the Notes to Consolidated Financial Statements. The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated or actual usage of those services.

Zions Bank

Zions Bank is headquartered in Salt Lake City, Utah, and is primarily responsible for conducting the Company’s operations in Utah and Idaho. Zions Bank is the 2nd largest full-service commercial bank in Utah and the 11th largest in Idaho, as measured by deposits booked in the state. Zions Bank also includes most of the Company’s Capital Markets operations, which include Zions Direct, Inc., fixed income trading, correspondent banking, public finance and trust, and investment advisory, liquidity and hedging services for Lockhart. Contango, a wealth management business, and Western National Trust Company, which together constitute the Wealth Management Group, are also included in Zions Bank.

SCHEDULE 11

ZIONS BANK

(In millions)	2007	2006	2005
CONDENSED INCOME STATEMENT
Net interest income	$551.4	472.3	407.9
Impairment losses on available-for-sale securities and valuation losses on securities purchased from Lockhart Funding	(59.7)	–	(1.6)
Other noninterest income	236.8	263.7	270.8

Total revenue	728.5	736.0	677.1
Provision for loan losses	39.1	19.9	26.0
Noninterest expense	463.2	426.1	391.1
Impairment loss on goodwill	–	–	0.6

Income before income taxes and minority interest	226.2	290.0	259.4
Income tax expense	72.2	98.1	85.4
Minority interest	0.2	0.1	(0.1)

Net income	$153.8	191.8	174.1

YEAR-END BALANCE SHEET DATA
Total assets	$18,446	14,823	12,651
Net loans and leases	12,997	10,702	8,510
Allowance for loan losses	133	108	107
Goodwill, core deposit and other intangibles	24	27	27
Noninterest-bearing demand deposits	2,445	2,320	1,986
Total deposits	11,644	10,450	9,213
Common equity	1,048	972	836

Net income for Zions Bank decreased 19.8% to $153.8 million for 2007 compared to $191.8 million for 2006 and $174.1 million for 2005. The decrease in earnings was primarily due to impairment losses on investment securities and increased provision for loan losses. Results include the Wealth Management group, which includes Contango and which had after-tax net losses of $8.8 million in 2007, $7.9 million in 2006 and $6.2 million in 2005. On January 1, 2008, Contango became a direct subsidiary of the Parent.

Earnings at Zions Bank for 2007 were driven by a 16.7%, or $79.1 million increase in net interest income. This increase resulted from strong loan growth of $2.3 billion, strong deposit growth, and stable net interest margin. Balance sheet growth reflected strong economic conditions in Zions Bank’s primary markets, the bank’s successful sales efforts, and our decision not to securitize and sell any small business loans during the year. The net interest margin was 3.90% for 2007, compared to 3.89% for 2006 and 3.68% for 2005.

Noninterest income, excluding impairment and valuation losses on securities, decreased 10.2% to $236.8 million compared to $263.7 million for 2006 and $269.2 million for 2005. The bank recognized other-than-temporary impairment losses on available-for-sale securities of $10.1 million and valuation losses on securities purchased from Lockhart of $49.6 million during 2007. The valuation losses on securities purchased from Lockhart resulted from the purchase of securities pursuant to a Liquidity Agreement between the bank and Lockhart. When this agreement is triggered, securities are purchased at Lockhart’s carrying value and recorded by the bank at fair value. See “Off-Balance Sheet Arrangements” on page 85 for further discussion of Lockhart. Income generated from providing services to Lockhart declined by $14.0 million this year to $18.2 million. This lower fee income resulted from Lockhart’s higher funding cost due to changes in LIBOR and spreads over LIBOR. Loan sales and servicing income declined $14.9 million due to a reduction of $744 million in average sold loans, prepayments and margin compression. Also included in loan sales and servicing income was a pretax impairment charge on retained interests of $12.6 million in 2007 compared to a $7.1 million in 2006. Debit card interchange fees increased $8.5 million in 2007. Service charges and fees on deposit accounts increased $8.8 million as a result of increased analysis fees on commercial accounts and other service charge fees. Nonhedge derivative income declined by $15.8 million in 2007 compared to 2006. This decline is primarily due to decreases in the fair value of nonhedge derivatives resulting from decreasing spreads during the third and fourth quarters between LIBOR and the prime rate.

Noninterest expense for 2007 increased $37.1 million or 8.7% from 2006. Increases for 2007 included an $11.5 million or 6.0% increase in salaries and benefits. Zions Bank expensed $5.1 million of the Company’s total Visa litigation accrual of $8.1 million, which represents an estimate of the Company’s proportionate share of a contingent obligation to indemnify Visa Inc. for certain litigation matters. Bankcard expenses increased $9.0 million primarily because of volume increases in debit and credit card transactions.

Year-end deposits for 2007 increased 11.4% from 2006 or $1.2 billion compared to growth of $1.2 billion or 13.4% over 2005. Both the branch network and Internet Banking deposit products contributed to this growth.

SCHEDULE 12

ZIONS BANK

(Dollar amounts in millions)	2007	2006	2005
PERFORMANCE RATIOS
Return on average assets	0.98%	1.39%	1.40%
Return on average common equity	15.04%	21.47%	22.22%
Tangible return on average tangible common equity	15.49%	22.27%	23.32%
Efficiency ratio	62.82%	57.15%	56.95%
Net interest margin	3.90%	3.89%	3.68%

CREDIT QUALITY
Provision for loan losses	$39.1	19.9	26.0
Net loan and lease charge-offs	14.0	18.9	17.5
Ratio of net charge-offs to average loans and leases	0.12%	0.20%	0.21%
Allowance for loan losses	$133	108	107
Ratio of allowance for loan losses to net loans and leases	1.02%	1.01%	1.26%
Nonperforming assets	$45.0	17.1	22.1
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.35%	0.16%	0.26%
Accruing loans past due 90 days or more	$36.5	8.5	4.4
Ratio of accruing loans past due 90 days or more to net loans and leases	0.28%	0.08%	0.05%

OTHER INFORMATION
Full-time equivalent employees	2,668	2,687	2,517
Domestic offices:
Traditional branches	109	107	104
Banking centers in grocery stores	29	29	30
Foreign office	1	1	1

Total offices	139	137	135

ATMs	184	165	178

Nonperforming assets for Zions Bank were $45.0 million at December 31, 2007, up from $17.1 million at December 31, 2006. Accruing loans past due 90 days or more increased to $36.5 million compared to $8.5 million at year-end 2006. Net loan and lease charge-offs for 2007 were $14.0 million compared with $18.9 million for 2006. For 2007, Zions Bank’s loan loss provision was $39.1 million compared with $19.9 million for 2006 and $26.0 million for 2005. The increased provision for 2007 was mainly driven by loan growth and the increase in nonperforming assets.

During 2007, Zions Bank ranked as Utah’s top SBA 7(a) lender for the 14th consecutive year and ranked first in Idaho’s Boise District for the sixth consecutive year.

California Bank & Trust

CB&T is a full service commercial bank headquartered in San Diego and is the fourteenth largest financial institution in California measured by deposits booked in the state. CB&T operates 90 full-service traditional branch offices throughout the state. CB&T manages its branch network by a regional structure, allowing decision-making to remain as close as possible to the customer. These regions include San Diego, Los Angeles, Orange County, San Francisco, Sacramento, and the Central Valley. In addition to the regional structure, core businesses are managed functionally. These functions include retail banking, corporate and commercial banking, construction and commercial real estate financing, and SBA lending. CB&T plans to continue its emphasis on relationship banking providing commercial, real estate and consumer lending, depository services, international banking, cash management, and community development services.

SCHEDULE 13

CALIFORNIA BANK & TRUST

(In millions)	2007	2006	2005
CONDENSED INCOME STATEMENT
Net interest income	$434.8	469.4	451.4
Impairment losses on available-for-sale securities	(79.2)	–	–
Other noninterest income	87.3	80.7	75.0

Total revenue	442.9	550.1	526.4
Provision for loan losses	33.5	15.0	9.9
Noninterest expense	230.8	244.6	243.9

Income before income taxes	178.6	290.5	272.6
Income tax expense	71.2	117.9	109.7

Net income	$107.4	172.6	162.9

YEAR-END BALANCE SHEET DATA
Total assets	$10,156	10,416	10,896
Net loans and leases	7,792	8,092	7,671
Allowance for loan losses	105	95	91
Goodwill, core deposit and other intangibles	390	400	408
Noninterest-bearing demand deposits	2,509	2,824	2,952
Total deposits	8,082	8,410	8,896
Common equity	1,067	1,123	1,072

Net income decreased 37.8% to $107.4 million in 2007 compared with $172.6 million for 2006, and $162.9 million for 2005. The decrease in earnings was primarily due to a decrease in net interest income, impairment losses on investment securities, and increased provision for loan losses.

Net interest income for 2007 decreased 7.4% or $34.6 million to $434.8 million compared to $469.4 million for 2006 and $451.4 million for 2005. The decrease was the result of a 6.3% or $620 million decrease in average earning assets, primarily due to lower loan balances in the residential land acquisition and development and construction portfolios, and to a lesser extent a lower net interest margin. Net interest income for 2006 increased 4.0% or 18.0 million compared to 2005. This increase was attributable to a 6.2% or $572 million growth in average earning assets offset slightly by a lower net interest margin.

Noninterest income, excluding impairment losses on available-for-sale securities, increased $6.6 million to $87.3 million for 2007 compared to $80.7 million for 2006 and $75.0 million for 2005.

Noninterest expense for 2007 decreased $13.8 million or 5.6% to $230.8 million compared to $244.6 million for 2006 and $243.9 for 2005. Decreases for 2007 included a $7.7 million or 5.6% decrease in salaries and benefits related to a reversal of an accrual for a long-term incentive plan and lower accruals for profit sharing and bonus incentives, a $1.7 million or 21.3% decrease in furniture and equipment expense, a $0.8 million or 12.5% decrease in legal and professional services and a $2.0 million or 65.8% decrease in advertising.

SCHEDULE 14

CALIFORNIA BANK & TRUST

(Dollar amounts in millions)	2007	2006	2005
PERFORMANCE RATIOS
Return on average assets	1.06%	1.59%	1.59%
Return on average common equity	9.83%	15.40%	15.53%
Tangible return on average tangible common equity	16.02%	24.68%	26.26%
Efficiency ratio	52.07%	44.42%	46.29%
Net interest margin	4.76%	4.81%	4.91%

CREDIT QUALITY
Provision for loan losses	$33.5	15.0	9.9
Net loan and lease charge-offs	23.1	10.9	4.9
Ratio of net charge-offs to average loans and leases	0.29%	0.14%	0.07%
Allowance for loan losses	$105	95	91
Ratio of allowance for loan losses to net loans and leases	1.35%	1.17%	1.18%
Nonperforming assets	$62.4	27.1	20.0
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.80%	0.34%	0.26%
Accruing loans past due 90 days or more	$13.0	3.5	1.7
Ratio of accruing loans past due 90 days or more to net loans and leases	0.17%	0.04%	0.02%

OTHER INFORMATION
Full-time equivalent employees	1,572	1,659	1,673
Domestic offices:
Traditional branches	90	91	91

ATMs	103	103	105

Net loans and leases contracted $300 million or 3.7% in 2007 compared to 2006. Commercial and small business loans grew modestly in 2007 compared to 2006, while real estate construction, commercial real estate, residential real estate and consumer loans declined. This reduction in earning assets resulted from CB&T’s decision to reduce its loan exposure to residential land acquisition and development activities in response to deteriorating market and credit conditions. This deterioration also drove the increase in the provision for loan losses to $33.5 million in 2007 compared to $15.0 million in 2006, as well as the increased net loan charge-offs. CB&T continues to emphasize growing the commercial and small business loan portfolios and managing the run-off of real estate loans. CB&T does not expect total loans to grow significantly in 2008 compared to 2007 given the tenuous business climate and uncertain economy.

Total deposits declined $328 million or 3.9% in 2007 compared to 2006. The ratio of noninterest-bearing deposits to total deposits was 31.0% in 2007 and 33.6% in 2006. CB&T was challenged in its deposit growth in 2007 and will continue to be challenged in 2008.

Nonperforming assets were $62.4 million at December 31, 2007 compared to $27.1 million one year ago, an increase of $35.3 million or 130.3%. Nearly all of the increase is attributable to deterioration of real estate construction, land development and land loans. Nonperforming assets to net loans and other real estate owned at December 31, 2007 was 0.80% compared to 0.34% at December 31, 2006. Net loan and lease charge-offs were $23.1 million for 2007 compared with $10.9 million for 2006 and $4.9 million for 2005. CB&T’s loan loss provision was $33.5 million for 2007 compared to $15.0 million for 2006 and $9.9 million for 2005. The ratio of the allowance for loan losses to net loans and leases was 1.35% and 1.17% at December 31, 2007 and 2006, respectively.

Amegy Corporation

Amegy is headquartered in Houston, Texas, and operates Amegy Bank, the tenth largest full-service commercial bank in Texas as measured by domestic deposits in the state. Amegy operates 69 full-service traditional branches and eight banking centers in grocery stores in the Houston metropolitan area, and six traditional branches and one loan production office in the Dallas metropolitan area. During 2007, Amegy expanded its presence in the San Antonio market through the acquisition of Intercontinental Bank Shares Corporation (“Intercon Bank”) on September 6, 2007. Intercon had $115 million in total assets and added three branches to Amegy’s presence bringing the total to four branches in that market. Amegy also operates a broker-dealer (“Amegy Investments”), a trust and private bank, and a mortgage company (“Amegy Mortgage Company”).

Texas added more jobs than any other state in 2007, with two of Amegy’s three primary markets among the top five fastest growing metropolitan areas in the nation. Houston has a diversified economy driven by energy, healthcare, and international business, and in 2007 it added 99,400 jobs for a total of 2.6 million jobs. Dallas also has a diversified economy which is driven by the telecommunications, distribution and transportation industries. The Dallas-Fort Worth metroplex added 113,700 jobs in 2007 for a total of three million jobs. In addition, the San Antonio economy added approximately 28,100 jobs in 2007 based on strong growth in healthcare, tourism, and trade with a growing manufacturing sector. In 2008, Amegy plans to continue its expansion in its primary markets and plans to open two traditional branches in the Houston market, two in the Dallas/Ft. Worth metropolis, and one in San Antonio.

In 2007, Amegy continued its strong financial performance with record levels of activity in many key areas. Net income for the year was a record $94.4 million. The earnings performance for the year was driven by strong levels of loan growth, higher net interest income, fee income generation, improved balance sheet efficiency, and moderate increases in operating expenses, offset by a lower net interest margin and a higher loan loss provision.

SCHEDULE 15

AMEGY CORPORATION

(In millions)	2007	2006	2005 (1)
CONDENSED INCOME STATEMENT
Net interest income	$331.3	304.7	25.5
Noninterest income	126.7	114.9	9.0

Total revenue	458.0	419.6	34.5
Provision for loan losses	21.2	7.8	–
Noninterest expense	295.6	283.5	23.7

Income before income taxes and minority interest	141.2	128.3	10.8
Income tax expense	46.7	39.5	3.3
Minority interest	0.1	1.8	–

Net income	$94.4	87.0	7.5

YEAR-END BALANCE SHEET DATA
Total assets	$11,675	10,366	9,350
Net loans and leases	7,902	6,352	5,389
Allowance for loan losses	68	55	49
Goodwill, core deposit and other intangibles	1,355	1,370	1,404
Noninterest-bearing demand deposits	2,243	2,245	2,145
Total deposits	8,058	7,329	6,905
Common equity	1,932	1,805	1,768

(1)	Amounts for 2005 include Amegy at December 31, 2005 and for the month of December 2005. Amegy was acquired on December 3, 2005.

Record levels of revenue resulted from Amegy’s strong sales culture, a healthy Texas economy, and the dedicated efforts of a stable and talented corps of relationship officers and administrative personnel.

Net interest income was driven by record levels of period end loan growth of $1.6 billion, or 24.4%. The net interest margin declined from 4.36% in 2006 to 4.13% in 2007 as a result of increased competitive pressure for deposits and a heavier reliance on wholesale type funding to support growth in the loan portfolio. Loan growth was primarily focused in the commercial and industrial sectors with continued growth in the real estate lending groups.

Noninterest income was $126.7 million, an increase of 10.3%. Record levels of fee income were generated in the deposit and retail services area, commercial loan fees, and in the capital markets group.

Noninterest expense increased by $12.1 million, or 4.3%. The primary component of the increase was in salaries and benefits of $16.2 million, or 13.9%, reflecting Amegy’s continuing investment in expanding its market presence in Houston and Dallas, and the addition of Intercon Bank in the San Antonio market. The efficiency ratio improved to 63.8% from 66.8%.

Year end deposits grew by $729 million or 9.9%. Year end noninterest-bearing deposits were $2.2 billion, essentially unchanged from the prior year.

SCHEDULE 16

AMEGY CORPORATION

(Dollar amounts in millions)	2007	2006	2005 (1)
PERFORMANCE RATIOS
Return on average assets	0.91%	0.93%	0.97%
Return on average common equity	5.10%	4.87%	4.97%
Tangible return on average tangible common equity	22.46%	26.25%	29.72%
Efficiency ratio	63.83%	66.79%	68.03%
Net interest margin	4.13%	4.36%	4.44%

CREDIT QUALITY
Provision for loan losses	$21.2	7.8	–
Net loan and lease charge-offs	9.0	1.9	(0.2)
Ratio of net charge-offs to average loans and leases	0.13%	0.03%	(0.04)%
Allowance for loan losses	$68	55	49
Ratio of allowance for loan losses to net loans and leases	0.86%	0.87%	0.92%
Nonperforming assets	$45.6	15.7	17.3
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.58%	0.25%	0.32%
Accruing loans past due 90 days or more	$3.8	9.7	5.1
Ratio of accruing loans past due 90 days or more to net loans and leases	0.05%	0.15%	0.09%

OTHER INFORMATION
Full-time equivalent employees	1,694	1,599	1,983
Domestic offices:
Traditional branches	79	70	67
Banking centers in grocery stores	8	8	15
Foreign office	1	1	1

Total offices	88	79	83

ATMs	142	129	130

(1)	Amounts for 2005 include Amegy at December 31, 2005 and for the month of December 2005. Amegy was acquired on December 3, 2005.

The provision for loan losses increased to $21.2 million for 2007 reflecting the increase in the loan portfolio outstanding and deterioration in asset quality principally among four loan customers in the commercial and industrial loan portfolio. Nonperforming assets increased to $45.6 million, or 0.58% of net loans and leases, and other real estate owned. Net charge-offs to average loans and leases was 0.13% and was within Amegy’s historical range of credit statistics.

National Bank of Arizona

NBA, the Company’s financial institution responsible for operations in Arizona, is the fourth largest full-service commercial bank in Arizona measured by deposits booked in the state. Following the acquisition by NBA in January 2007 of Stockmen’s, the branch network in Arizona expanded by 43% to the present level of 76 branches reaching every county within the state. Arizona’s economic performance and outlook has taken a downturn over the year, yet population growth continues to be one the strongest in the entire country. Population in the state exceeds 6.5 million residents and increased over 3% in 2007 compared to 2006. The Phoenix and Tucson metropolitan areas also experienced an increase of over 3% over 2006 and together comprise over 80% of the state’s population with over 5.2 million individuals. Net migration into the state is expected to continue over the next several years, but at a slightly more moderate pace.

The housing industry was deeply impacted during the year by the contraction in the real estate market, which has been a key economic driver for the state’s economy. Permits for new residential construction plummeted from one of the highest point experienced in 2005 of over 85,000 to approximately 66,062 in 2006 and approximately 50,000 in 2007. By November-December 2007, the annualized run rate of new permits issued had declined to approximately 16,000. This downward trend is expected to continue into the near future at a lower pace. The effects of the housing industry slowdown have begun to impact the commercial real estate segment of the market, but not nearly as severely. Vacancy rates have exhibited a slight increase over the year and the velocity of rental rate increases, on a per square foot basis, have tapered in the year within the metropolitan marketplaces.

Despite the impacts from the construction industry, trimming over 23,000 jobs in the state within one year, the state’s job market still reflected positive gains for the full year 2007. However, job growth did turn negative late in the year. The trend of employment declines is expected to continue into the next year with a projected increase in unemployment as the fallout from the struggling home building industry begins to impact other market sectors.

SCHEDULE 17

NATIONAL BANK OF ARIZONA

(In millions)	2007	2006	2005
CONDENSED INCOME STATEMENT
Net interest income	$250.8	214.9	187.6
Noninterest income	33.4	25.4	21.5

Total revenue	284.2	240.3	209.1
Provision for loan losses	30.5	16.3	5.2
Noninterest expense	142.4	103.0	97.8

Income before income taxes	111.3	121.0	106.1
Income tax expense	43.5	47.8	42.1

Net income	$67.8	73.2	64.0

YEAR-END BALANCE SHEET DATA
Total assets	$5,279	4,599	4,209
Net loans and leases	4,585	4,066	3,698
Allowance for loan losses	65	43	38
Goodwill, core deposit and other intangibles	195	66	68
Noninterest-bearing demand deposits	1,100	1,160	1,191
Total deposits	3,871	3,695	3,599
Common equity	581	346	299

NBA’s net income of $67.8 million in 2007 reflected a decrease of 7.4%, which followed a 14.4% growth in earnings in 2006. Net interest income increased by 16.7% to $250.8 million, as earning assets and net interest income increased with the acquisition of Stockmen’s at the beginning of the year. The net interest margin declined from 5.20% in 2006 to 5.08% in 2007. The margin compression primarily reflects a decline in noninterest-bearing deposits, a continued reliance on noncore deposit funding, coupled with the consequences of deposit pricing in an increasingly competitive marketplace seeking to attract and retain deposits.

Noninterest income increased 31.5% in 2007 compared to 2006, following an 18.1% improvement in 2006. During 2007, NBA increased the number of depository accounts, largely a result of the Stockmen’s acquisition. The increase in the number of customer accounts, coupled with fee increases drove a 73.6% increase in deposit service charges. Loan sales and servicing income declined 19.4%, reflecting the diminished residential housing activity in Arizona.

Noninterest expense rose by $39.4 million in 2007 or 38.3% compared with an increase of $5.2 million or 5.3% in 2006. The 2007 change is almost solely due to the operating costs, amortization and merger costs related to the Stockmen’s acquisition early in 2007. Through the acquisition, NBA was able to expand its branch network and operating personnel, providing a positive impact on the enterprise’s revenue stream.

SCHEDULE 18

NATIONAL BANK OF ARIZONA

(Dollar amounts in millions)	2007	2006	2005
PERFORMANCE RATIOS
Return on average assets	1.25%	1.66%	1.65%
Return on average common equity	11.36%	22.49%	22.62%
Tangible return on average tangible common equity	18.55%	28.76%	30.48%
Efficiency ratio	49.90%	42.81%	46.67%
Net interest margin	5.08%	5.20%	5.23%

CREDIT QUALITY
Provision for loan losses	$30.5	16.3	5.2
Net loan and lease charge-offs	13.6	11.3	0.4
Ratio of net charge-offs to average loans and leases	0.29%	0.29%	0.01%
Allowance for loan losses	$65	43	38
Ratio of allowance for loan losses to net loans and leases	1.42%	1.06%	1.03%
Nonperforming assets	$76.1	12.2	9.7
Ratio of nonperforming assets to net loans and leases and other real estate owned	1.66%	0.30%	0.26%
Accruing loans past due 90 days or more	$11.8	2.3	3.2
Ratio of accruing loans past due 90 days or more to net loans and leases	0.26%	0.06%	0.09%

OTHER INFORMATION
Full-time equivalent employees	1,137	911	871
Domestic offices:
Traditional branches	76	53	53

ATMs	69	55	53

Net loans grew by $519 million for the year, an increase of 12.8%, following a 10.0% growth rate in 2006. The net loans acquired in the Stockmen’s acquisition were $561 million which exceeded NBA’s net loan growth for 2007. In light of the slowing and changing economy, growth has also slowed and reflects the selective ability to pursue customers and relationships which fit the long term profile of the bank. Net deposit growth, totaling $176 million, also was attributable to the purchase of Stockmen’s Bank. The continued competitive pressures and the expanding reach of new financial institutions into the market during the year placed pressure on attracting new and retaining existing deposits.

The return on average assets and average common equity for NBA declined for the year principally due to the higher provision for loan losses and credit costs and net interest margin compression. As margin compression lowered the net interest income, the impact of higher credit and merger related expenses outpaced revenue improvements and thus increased the efficiency ratio in 2007 when compared to prior years.

Nonperforming assets increased to $76.1 million at December 31, 2006, compared to $12.2 million at year-end 2006 reflecting the affects of a softening economy, particularly on residential land acquisition, development and construction loan quality. Net charge-offs were $13.6 million for 2007, up from $11.3 million for 2006. The provision for loan losses increased to $30.5 million compared to $16.3 million in the prior year. The change in all of these credit quality related amounts reflect the deterioration in the housing and general real estate market in Arizona.

Nevada State Bank

NSB, headquartered in Las Vegas, Nevada, is the fifth largest full-service commercial bank in the state measured by deposits booked in the state. Travel and tourism, construction and mining are Nevada’s three largest industries. Visitor volume in the Silver State is off modestly and gaming revenue and taxable sales are off from prior year levels. The Silver State continues to attract new investments and job growth increased in 2007 compared to 2006. However, reduced residential sales and construction activity in reaction to earlier over expansion in the sector has impacted the economic expansion enjoyed during the last few years.

SCHEDULE 19

NEVADA STATE BANK

(In millions)	2007	2006	2005
CONDENSED INCOME STATEMENT
Net interest income	$182.5	197.5	171.3
Noninterest expense	32.9	31.2	31.0

Total revenue	215.4	228.7	202.3
Provision for loan losses	23.3	8.7	(0.4)
Noninterest expense	111.8	110.8	106.2

Income before income taxes	80.3	109.2	96.5
Income tax expense	27.9	38.1	33.4

Net income	$52.4	71.1	63.1

YEAR-END BALANCE SHEET DATA
Total assets	$3,903	3,916	3,681
Net loans and leases	3,231	3,214	2,846
Allowance for loan losses	56	35	28
Goodwill, core deposit and other intangibles	21	21	22
Noninterest-bearing demand deposits	929	1,002	1,122
Total deposits	3,304	3,401	3,171
Common equity	261	273	244

NSB’s net income for 2007 decreased 26.3% to $52.4 million compared to $71.1 million for 2006 and $63.1 million for 2005. Net interest income declined to $182.5 million, or 7.6% from 2006, which was up 15.3% from 2005. The decrease in 2007 reflects modest growth in the loan portfolio, along with compression of the net interest margin that resulted from an adverse funding mix shift and deposit pricing pressure.

Noninterest income for 2007 increased 5.4% to $32.9 million compared to $31.2 million for 2006 and $31.0 million for 2005.

Noninterest expense increased by 0.9% compared to 2006, which was up 4.3% from 2005. Franchise expansion was the major drivers to the growth in noninterest expense in both 2007 and 2006, and salaries and increased affiliate service allocations were the largest components of those increases. NSB’s efficiency ratio was 51.8% for 2007, 48.4% for 2006, and 52.4% for 2005. The bank continues to focus on managing operating costs to improve its efficiency.

SCHEDULE 20

NEVADA STATE BANK

(Dollar amounts in millions)	2007	2006	2005
PERFORMANCE RATIOS
Return on average assets	1.35%	1.82%	1.78%
Return on average common equity	19.90%	27.68%	27.35%
Tangible return on average tangible common equity	21.70%	30.35%	30.39%
Efficiency ratio	51.82%	48.37%	52.37%
Net interest margin	5.06%	5.46%	5.26%

CREDIT QUALITY
Provision for loan losses	$23.3	8.7	(0.4)
Net loan and lease charge-offs	2.7	1.0	0.5
Ratio of net charge-offs to average loans and leases	0.09%	0.03%	0.02%
Allowance for loan losses	$56	35	28
Ratio of allowance for loan losses to net loans and leases	1.73%	1.10%	0.97%
Nonperforming assets	$44.2	0.6	4.2
Ratio of nonperforming assets to net loans and leases and other real estate owned	1.37%	0.02%	0.15%
Accruing loans past due 90 days or more	$8.9	18.3	1.7
Ratio of accruing loans past due 90 days or more to net loans and leases	0.28%	0.57%	0.06%

OTHER INFORMATION
Full-time equivalent employees	854	875	811
Domestic offices:
Traditional branches	39	37	34
Banking centers in grocery stores	35	35	35

Total offices	74	72	69

ATMs	81	79	78

The decline in residential construction has adversely impacted the robust construction industry of the past few years; however, employment remains strong because of new casino, hotel and other projects along the “Strip.” Net loans grew by $17 million or 0.5% in 2007 compared to 2006, which was up 12.9% from 2005. Loan growth was primarily in the commercial lending area.

Total deposits declined by $97 million or 2.9% in 2007 compared to 2006. Deposit growth continues to be a challenge. The ratio of interest-bearing deposits to total deposits continues to increase – 71.9% at December 31, 2007 compared with 70.5% at December 31, 2006. NSB continues to enhance business development groups and core business relationship focus in order to try to increase noninterest-bearing deposits in 2008.

Nonperforming assets for NSB increased to $44.2 million at year-end 2007 compared to $0.6 million at year-end 2006. The level of nonperforming assets to net loans and other real estate at December 31, 2007 was 1.37% compared to 0.02% at December 31, 2006. Net loan and lease charge-offs were $2.7 million for 2007 compared to $1.0 million for 2006. For 2007, NSB’s loan loss provision was $23.3 million compared to $8.7 million for 2006. The increased provision reflects the weakening Nevada economy and an increase in the bank’s classified loans from the prior year, which are primarily in the residential land acquisition, development, and construction sector.

Vectra Bank Colorado

Vectra is headquartered in Denver, Colorado and is the eleventh largest full-service commercial bank in Colorado as measured by deposits booked in the state. Vectra operates 40 branches throughout central and western Colorado and one branch office in Farmington, New Mexico. Colorado experienced a steady, positive economic climate from 2005 through 2007. Colorado’s annual employment growth has been slightly above 2% during the past three years. Colorado is a diversified economy and achieved 2007 employment gains in a broad range of industries including aerospace, bioscience and energy. Steady employment growth over the past three years has led to lower availability of labor; Colorado’s unemployment rate averaged 3.8% during the first 11 months of 2007, down from 4.3% in 2006 and 5.6% during 2002-2005.

Vectra has continued to pursue a relationship banking strategy providing commercial and retail banking services, commercial, construction and real estate financing, and cash management services.

SCHEDULE 21

VECTRA BANK COLORADO

(In millions)	2007	2006	2005
CONDENSED INCOME STATEMENT
Net interest income	$96.9	94.2	89.1
Noninterest income	28.1	26.8	26.6

Total revenue	125.0	121.0	115.7
Provision for loan losses	4.0	4.2	1.6
Noninterest expense	86.3	85.0	86.8

Income before income taxes	34.7	31.8	27.3
Income tax expense	12.5	11.7	9.7

Net income	$22.2	20.1	17.6

YEAR-END BALANCE SHEET DATA
Total assets	$2,667	2,385	2,324
Net loans and leases	1,987	1,725	1,539
Allowance for loan losses	26	24	21
Goodwill, core deposit and other intangibles	152	154	156
Noninterest-bearing demand deposits	485	510	541
Total deposits	1,752	1,712	1,636
Common equity	329	314	299

Net income increased 10.4% to $22.2 million in 2007, up from $20.1 million in 2006 and $17.6 million in 2005. Net interest income increased 2.9% to $96.9 million, up from $94.2 million in 2006 and $89.1 million in 2005. The increase in net interest income in 2007 was primarily due to steady loan growth and improvements in loan yield, which increased 20 basis points to 7.48% from 7.28% in 2006. Vectra has consistently maintained its sales management processes and had a record year of loan growth; loans grew $262 million, or 15.2%, from ending balances in 2006. Increased interest income was limited by higher funding costs as competition from national and community banks for deposits within Colorado resulted in higher deposit rates. As a result of higher funding costs, the net interest margin for Vectra declined 20 basis points from 4.73% in 2006 to 4.53% in 2007. Noninterest income rose as the bank generated higher consumer and commercial deposit and lending related fees.

Noninterest expense was up $1.3 million or 1.5% to $86.3 million compared to $85.0 million in 2006 and $86.8 million in 2005. Vectra’s efficiency ratio of 68.8% improved compared to an efficiency ratio of 70.0% in 2006 and 74.7% in 2005. The bank continues to focus on revenue generation and expense management as a means of improving operational efficiency. Management of staffing levels enabled the bank to limit expense growth during 2007. The bank has consistently reduced staffing levels while increasing revenue, ending 2007 with 551 full-time equivalent employees, down from 621 in 2005.

SCHEDULE 22

VECTRA BANK COLORADO

(Dollar amounts in millions)	2007	2006	2005
PERFORMANCE RATIOS
Return on average assets	0.90%	0.87%	0.76%
Return on average common equity	6.97%	6.63%	5.68%
Tangible return on average tangible common equity	14.25%	14.39%	12.50%
Efficiency ratio	68.78%	69.99%	74.72%
Net interest margin	4.53%	4.73%	4.57%

CREDIT QUALITY
Provision for loan losses	$4.0	4.2	1.6
Net loan and lease charge-offs	1.3	1.7	0.9
Ratio of net charge-offs to average loans and leases	0.07%	0.10%	0.06%
Allowance for loan losses	$26	24	21
Ratio of allowance for loan losses to net loans and leases	1.32%	1.37%	1.37%
Nonperforming assets	$10.4	9.3	10.9
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.52%	0.54%	0.71%
Accruing loans past due 90 days or more	$3.4	1.4	1.1
Ratio of accruing loans past due 90 days or more to net loans and leases	0.17%	0.08%	0.07%

OTHER INFORMATION
Full-time equivalent employees	551	575	621
Domestic offices:
Traditional branches	39	37	40
Banking centers in grocery stores	2	2	2

Total offices	41	39	42

ATMs	48	47	56

Net loans increased by 15.2% to $1,987 million from $1,725 million in 2006 and $1,539 million in 2005. Deposits increased to $1,752 million from $1,712 million in 2006 and $1,636 million in 2005. The bank experienced growth in its core business groups including the commercial and real estate lending units.

Credit quality continues to remain strong at Vectra. Nonperforming assets have been relatively unchanged for the last several years—$10.4 million, or 0.52% of net loans and leases and other real estate owned at year-end 2007, compared to $9.3 million or 0.54% in 2006 and $10.9 million or 0.71% in 2005. Net loan and lease charge-offs remained low for 2007 at 0.07% of average loans and leases, compared to 0.10% in 2006 and 0.06% in 2005. Accruing loans past due 90 days or more increased to 0.17% of net loans and leases, compared to 0.08% in 2006 and 0.07% in 2005. The provision for loan losses was $4.0 million in 2007 compared to $4.2 million in 2006 and $1.6 million in 2008. The allowance for loan losses as a percentage of net loans and leases was 1.32% at the end of 2007, down slightly from 1.37% in both 2006 and 2005.

The Commerce Bank of Washington

TCBW consists of a single office in downtown Seattle that serves the greater Seattle, Washington area. Its business strategy focuses on serving the financial needs of commercial businesses, including professional service firms and individuals, by providing a high level of customer service delivered by seasoned professionals.

TCBW has been successful in serving this market within the greater Seattle area by using couriers, bank by mail, remote deposit image capture, and other technology in lieu of a branch network. TCBW had strong earnings growth in 2007 due primarily to the increase in loans and deposits from 2006 to 2007. Expense control was also a factor, resulting in an improved efficiency ratio for 2007.

Credit quality improved with net recoveries of $115 thousand in 2007, an improvement over the net charge-offs of $212 thousand in 2006, reflecting the healthy western Washington economy.

SCHEDULE 23

THE COMMERCE BANK OF WASHINGTON

(In millions)	2007	2006	2005
CONDENSED INCOME STATEMENT
Net interest income	$35.1	33.6	29.6
Noninterest income	2.5	2.0	1.6

Total revenue	37.6	35.6	31.2
Provision for loan losses	0.3	0.5	1.0
Noninterest expense	14.4	13.9	12.6

Income before income taxes	22.9	21.2	17.6
Income tax expense	7.5	7.0	5.5

Net income	$15.4	14.2	12.1

YEAR-END BALANCE SHEET DATA
Total assets	$947	808	789
Net loans and leases	509	428	402
Allowance for loan losses	5	5	4
Goodwill, core deposit and other intangibles	–	–	1
Noninterest-bearing demand deposits	145	120	130
Total deposits	608	513	442
Common equity	67	56	50

Net income for TCBW was $15.4 million for 2007, an increase over the $14.2 million earned in 2006 and $12.1 million in 2005. The 7.6% earnings increase for 2007 resulted from continued growth in loans and deposits, an increase in noninterest income of 25.8%, and an improvement in credit quality. Operational efficiencies also improved, resulting in an efficiency ratio of 37.7% in 2007, which was an improvement over the 38.4% in 2006. Net interest income for 2007 increased 4.5% over 2006 while the net interest margin declined to 4.41% in 2007 compared to 4.53% for 2006 and 4.16% for 2005.

SCHEDULE 24

THE COMMERCE BANK OF WASHINGTON

(Dollar amounts in millions)	2007	2006	2005
PERFORMANCE RATIOS
Return on average assets	1.82%	1.78%	1.57%
Return on average common equity	25.89%	27.11%	24.26%
Tangible return on average tangible common equity	25.89%	27.68%	24.86%
Efficiency ratio	37.68%	38.38%	39.25%
Net interest margin	4.41%	4.53%	4.16%

CREDIT QUALITY
Provision for loan losses	$0.3	0.5	1.0
Net loan and lease charge-offs	(0.1)	0.2	0.9
Ratio of net charge-offs to average loans and leases	(0.02)%	0.05%	0.25%
Allowance for loan losses	$5	5	4
Ratio of allowance for loan losses to net loans and leases	1.01%	1.11%	1.13%
Nonperforming assets	$0.2	–	2.1
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.04%	–	0.53%
Accruing loans past due 90 days or more	$–	–	–
Ratio of accruing loans past due 90 days or more to net loans and leases	–	–	–

OTHER INFORMATION
Full-time equivalent employees	60	56	61
Domestic offices:
Traditional branches	1	1	1

ATMs	–	–	–

TCBW continued to grow in 2007 as total assets increased to $947 million, up from $808 million at December 31, 2006. Net loans increased to $509 million, from $428 million at year-end 2006 and total deposits increased to $608 million from $513 million at the end of 2006. TCBW anticipates another year of steady balance sheet growth in 2008 with a stable net interest margin.

Other

“Other” includes the Parent and other various nonbanking subsidiaries, including nonbank financial services and financial technology subsidiaries and other smaller nonbank operating units, along with the elimination of transactions between segments.

The Other segment also includes ZMSC, which provides internal technology and operational services to affiliated operating businesses of the Company. ZMSC has 2,142 of the 2,397 FTE employees in the Other segment. ZMSC charges most of its costs to the affiliates on an approximate break-even basis.

The Other segment also includes TCBO, which was opened during the fourth quarter of 2005 and has not had a significant impact on the Company’s balance sheet and income statement. TCBO consists of a single banking office operating in the Portland, Oregon area. Its business strategies focus on serving the financial needs of businesses, professional service firms, executives and professionals. At December 31, 2007, TCBO had net loans of $26.3 million compared to $12.0 million at the end of 2006 and deposits of $23.5 million compared to $8.7 million at the end of 2006. Also, the Other segment includes P5, Inc. and NetDeposit. P5 is a company that provides medical claims imaging, lockbox and web-based reconciliation and tracking services. The remaining minority interest of P5 was acquired in the fourth quarter of 2006, which is the main reason for the increased goodwill and other intangibles in the Other segment during 2006. NetDeposit sells hardware, software and services related to the remote imaging, electronic capture and clearing of paper checks.

SCHEDULE 25

OTHER

(Dollar amounts in millions)	2007	2006	2005
CONDENSED INCOME STATEMENT
Net interest income (expense)	$(0.8)	(21.9)	(1.0)
Impairment losses on available-for-sale securities	(19.3)	–	–
Other noninterest income	22.8	6.5	3.0

Total revenue	2.7	(15.4)	2.0
Provision for loan losses	0.3	0.2	(0.3)
Noninterest expense	60.1	63.5	50.7

Income (loss) before income taxes and minority interest	(57.7)	(79.1)	(48.4)
Income tax expense (benefit)	(45.7)	(42.1)	(25.7)
Minority interest	7.7	9.9	(1.5)

Net income (loss)	(19.7)	(46.9)	(21.2)
Preferred stock dividend	14.3	3.8	–

Net earnings (loss) applicable to common shareholders	$(34.0)	(50.7)	(21.2)

YEAR-END BALANCE SHEET DATA
Total assets	$(126)	(343)	(1,120)
Net loans and leases	85	89	72
Allowance for loan losses	1	–	–
Goodwill, core deposit and other intangibles	22	25	1
Noninterest-bearing demand deposits	(238)	(171)	(113)
Total deposits	(396)	(528)	(1,220)
Preferred equity	240	240	–
Common equity	(232)	(142)	(331)

OTHER INFORMATION
Full-time equivalent employees	2,397	2,256	1,565
Domestic offices:
Traditional branches	1	1	1

The net loss applicable to common shareholders for the Other segment was $34.0 million in 2007 compared to net losses of $50.7 million in 2006 and $21.2 million in 2005. Net interest expense for the other segment decreased $21.1 million from 2006 mainly due to increased interest income at the parent level from interest-bearing advances primarily to its banking subsidiaries. Impairment losses on available-for-sale securities increased $19.3 due to impairment losses on REIT CDO securities recorded in December 2007. Other noninterest income increased $16.3 million to $22.8 million during 2007, up from $6.5 million in 2006. The increase resulted from the inclusion of certain one-time intercompany profit eliminations during 2006 and increased earnings from nonbank subsidiaries during 2007. See further discussion in “Noninterest Income” on page 50. See “Capital Management” on page 110 for an explanation of the preferred stock dividend.

Through certain subsidiary banks, the Company has principally made nonmarketable investments in a number of companies using four Small Business Investment Companies (“SBICs”). No new SBICs have been started since 2001. The Company recognized gains on these venture capital SBIC investments, net of expenses, income taxes and minority interest, of $3.4 million in 2007, compared to gains of $4.1 million in 2006 and losses of $2.2 million in 2005. These amounts are included in results reported by the respective subsidiary banks and the Other segment, depending on the entity that made the investment.

The Company also selectively makes investments in financial services and financial technology ventures. The Company owns a significant position in IdenTrust, Inc. (“IdenTrust”), a company in which two unrelated venture capital firms also own significant positions, and which provides, among other services, online identity authentication services and infrastructure. IdenTrust continues to post operating losses and the Company recorded pretax charges of $2.2 million in both 2007 and 2006 and $1.8 million in 2005, which reduced our recorded investment in the Company. The Other segment includes IdenTrust-related losses of $2.1 million in both 2007 and 2006 and $1.2 million in 2005 and Zions Bank included pretax losses of $0.1 million in both 2007 and 2006 and $0.6 million in 2005.

The Company continues to selectively invest in new, innovative products and ventures. Most notably the Company has funded the continued development of both NetDeposit and P5. See page 30 of the “Executive Summary” for descriptions of NetDeposit and P5. For 2007, net after-tax losses of NetDeposit included in the Other segment were $5.8 million compared to losses of $7.5 million in 2006 and $7.4 million in 2005. Net after-tax losses for P5 in 2007 included in the Other segment were $2.5 million.

BALANCE SHEET ANALYSIS

As previously disclosed, the Company completed its acquisition of Stockmen’s effective January 17, 2007. Certain comparisons to 2006 include the impact of this acquisition.

Interest-Earning Assets

Interest-earning assets are those with interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets, while keeping nonearning assets at a minimum.

Interest-earning assets consist of money market investments, securities, and loans and leases. Schedule 5, which we referred to in our discussion of net interest income, includes the average balances of the Company’s interest-earning assets, the amount of revenue generated by them, and their respective yields. As shown in the schedule, average interest-earning assets in 2007 increased 11.3% to $43.0 billion from $38.7 billion in 2006 mainly driven by strong organic loan growth. Average interest-earning assets comprised 88.1% of total average assets in 2007 compared with 87.4% in 2006. Average interest-earning assets in 2007 were 92.3% of average tangible assets compared with 91.7% in 2006.

Average money market investments, consisting of interest-bearing deposits and commercial paper, federal funds sold, and security resell agreements increased 74.1% in 2007 to $834 million from $479 million in 2006. The increase in average money market investments is due in part to the asset-backed commercial paper that the affiliate banks purchased from Lockhart during the third and fourth quarters of 2007. See discussion in “Off-Balance Sheet Arrangements” on page 85 for further details. Average investment securities decreased 6.7% for 2007 compared to 2006. Average net loans and leases for 2007 increased 13.6% compared to 2006.

Investment Securities Portfolio

We invest in securities both to generate revenues for the Company and to manage liquidity. Schedule 26 presents a profile of the Company’s investment portfolios at December 31, 2007, 2006, and 2005. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security. The estimated fair values are the amounts that we believe most accurately reflect assumptions that other participants in the market place would use in pricing the securities as of the dates indicated.

SCHEDULE 26

INVESTMENT SECURITIES PORTFOLIO

	December 31,
	2007		2006		2005
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
HELD-TO-MATURITY:
Municipal securities	$704	702	653	649	650	642

AVAILABLE-FOR-SALE:
U.S. Treasury securities	52	53	43	42	42	43
U.S. government agencies and corporations:
Agency securities	629	626	782	774	688	683
Agency guaranteed mortgage-backed securities	765	763	901	894	1,156	1,150
Small Business Administration loan-backed securities	789	771	907	901	786	782
Asset-backed securities:
Trust preferred securities - banks and insurance	2,123	2,019	1,624	1,610	1,778	1,784
Trust preferred securities - real estate investment trusts	156	94	204	201	153	151
Small business loan-backed	183	182	194	194	206	203
Other	226	231	7	9	18	20
Municipal securities	220	222	226	227	266	267

	5,143	4,961	4,888	4,852	5,093	5,083

Other securities:
Mutual funds and stock	174	174	196	199	224	223

	5,317	5,135	5,084	5,051	5,317	5,306

Total	$6,021	5,837	5,737	5,700	5,967	5,948

The amortized cost of investment securities at year-end 2007 increased $284 million from 2006. The increase was largely due to Zions Bank purchasing $840 million at book value of U.S. Government agency-guaranteed and AAA-rated securities from Lockhart in December 2007. These actions were taken pursuant to the Liquidity Agreement between Zions Bank and Lockhart, which requires securities purchases in the absence of sufficient commercial paper funding. Since the fair value of the assets purchased was less than their book value, a pretax write-down of $33.1 million was recorded in conjunction with the purchase of these securities. Additionally, during November and December, the Company purchased two securities totaling $55 million from Lockhart that were downgraded below AA- by Fitch Ratings. The pretax charge for these securities purchased from Lockhart to mark them to estimated fair value was approximately $16.5 million.

At December 31, 2007, 65% of the $5.1 billion of available-for-sale securities consisted of AAA-rated structured, municipal securities, government or agency guaranteed securities and 26% consisted of A-rated securities. In addition, approximately 3% of the available-for-sale portfolio was rated BBB and the 6% of the portfolio was unrated and below investment grade securities.

Included in asset-backed securities at December 31, 2007 are CDOs collateralized by trust preferred securities issued by banks, insurance companies, or REITs, which may have some exposure to the subprime market. In addition, asset-backed securities – Other includes $112 million of certain structured asset-backed collateralized debt obligations (“ABS CDOs”) (also known as diversified structured finance CDOs) purchased from Lockhart which have minimal exposure to non-Zions originated subprime and home equity mortgage securitizations. The $112 million of ABS CDOs includes approximately $28 million of subprime mortgage securities and $16 million of home equity credit line securities. See further discussion of certain CDOs held by Lockhart in “Off-Balance Sheet Arrangements” on page 85.

At December 31, 2007, the Company valued certain CDO securities using a matrix pricing methodology. See further discussion in “Critical Accounting Policies and Significant Estimates” on page 34.

We review investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”), taking into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. Our review resulted in a pretax charge of $108.6 million for OTTI during the fourth quarter of 2007 for eight REIT CDO securities. The collateral in these securities includes debt issued by commercial income REITs, commercial mortgage-backed securities, residential mortgage REITs, and home builders. The decision to deem these securities OTTI was based on the near term financial prospects for collateral in each CDO, a specific analysis of the structure of each security, and an evaluation of the underlying collateral using information and industry knowledge available to Zions.

Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

Schedule 27 also presents information regarding the investment securities portfolio. This schedule presents the maturities of the different types of investments that the Company owned as of December 31, 2007, and the corresponding average interest rates that the investments will yield if they are held-to-maturity. It should be noted that most of the SBA loan-backed securities and asset-backed securities are variable rate and their repricing periods are significantly less than their contractual maturities. Also see “Liquidity Risk” on page 104 and Notes 1, 4 and 7 of the Notes to Consolidated Financial Statements for additional information about the Company’s investment securities and their management.

SCHEDULE 27

MATURITIES AND AVERAGE YIELDS ON SECURITIES

AT DECEMBER 31, 2007

	Total securities		Within one year		After one but within five years		After five but within ten years		After ten years
(Amounts in millions)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
HELD-TO-MATURITY:
Municipal securities	$704	7.3%	$54	7.0%	$236	7.4%	$189	7.2%	$225	7.4%

AVAILABLE-FOR-SALE:
U.S. Treasury securities	52	3.9	31	3.6	20	4.2	1	8.4	–
U.S. government agencies and corporations:
Agency securities	629	4.7	408	4.6	181	5.0	35	5.1	5	5.2
Agency guaranteed mortgage-backed securities	765	4.8	175	4.8	390	4.8	147	4.8	53	4.9
Small Business Administration loan-backed securities	789	5.3	176	5.2	398	5.4	162	5.4	53	5.1
Asset-backed securities:
Trust preferred securities - banks and insurance(1)	2,123	6.1	–		–		–		2,123	6.1
Trust preferred securities - real estate investment trusts(1)	156	6.1	–		–		–		156	6.1
Small business loan-backed	183	7.3	24	7.4	122	7.2	37	7.7	–
Other	226	5.9	2	7.3	29	5.6	53	6.0	142	5.9
Municipal securities	220	5.8	22	5.5	7	6.4	60	6.0	131	5.7

	5,143	5.6	838	4.8	1,147	5.3	495	5.5	2,663	6.0

Other securities:
Mutual funds and stock	174	3.0	173	3.0	–		–		1	2.1

	5,317	5.5	1,011	4.5	1,147	5.3	495	5.5	2,664	6.0

Total	$6,021	5.7%	$1,065	4.7%	$1,383	5.6%	$684	6.0%	$2,889	6.1%

(1)	Contractual maturities were used since cash flow from these securities is indeterminable.
*	Taxable-equivalent rates used where applicable.

The investment securities portfolio at December 31, 2007 includes $908 million of nonrated, fixed-income securities compared to $881 million at December 31, 2006 as shown in Schedule 28. Nonrated municipal securities held in the portfolio were underwritten as to credit by Zions Bank’s Municipal Credit Department in accordance with its established municipal credit standards. Virtually all the securities were originated by the Company’s financial services business.

SCHEDULE 28

NONRATED SECURITIES

	December 31,
(Book value in millions)	2007	2006

Municipal securities	$691	630
Asset-backed subordinated tranches, created from Zions’ loans	183	194
Asset-backed subordinated tranches, not created from Zions’ loans	33	55
Other nonrated debt securities	1	2

	$908	881

In addition to the nonrated municipal securities, the portfolio includes nonrated, asset-backed subordinated tranches. The asset-backed subordinated tranches created from the Company’s loans are mainly the subordinated retained interests of small business loan securitizations (the senior tranches of these securitizations are sold to Lockhart, a QSPE securities conduit described further in “Off-Balance Sheet Arrangements” on page 85. At December 31, 2007, these comprised $183 million of the $203 million set forth in Schedule 30. The tranches not created from the Company’s loans are tranches of bank and insurance company trust preferred CDOs.

Although the credit quality of these nonrated securities generally is high, it would be difficult to market them in a short period of time since they are not rated and there is no active trading market for them.

Loan Portfolio

As of December 31, 2007, net loans and leases accounted for 73.8% of total assets, unchanged from year-end 2006, and 77.0% of tangible assets as compared to 77.2% at December 31, 2006. Schedule 29 presents the Company’s loans outstanding by type of loan as of the five most recent year-ends. The schedule also includes a maturity profile for the loans that were outstanding as of December 31, 2007. However, while this schedule reflects the contractual maturity and repricing characteristics of these loans, in certain cases the Company has hedged the repricing characteristics of its variable-rate loans as more fully described in “Interest Rate Risk” on page 99.

SCHEDULE 29

LOAN PORTFOLIO BY TYPE AND MATURITY

	December 31, 2007				December 31,
(In millions)	One year or less	One year through five years	Over five years	Total
					2006	2005	2004	2003

Loans held for sale	$1	40	167	208	253	256	197	177
Commercial lending:
Commercial and industrial	5,075	3,421	1,315	9,811	8,422	7,192	4,643	4,111
Leasing	20	381	102	503	443	373	370	377
Owner occupied	602	780	6,222	7,604	6,260	4,825	3,790	3,319

Total commercial lending	5,697	4,582	7,639	17,918	15,125	12,390	8,803	7,807
Commercial real estate:
Construction and land development	5,849	2,017	449	8,315	7,483	6,065	3,536	2,867
Term	980	1,229	3,067	5,276	4,952	4,640	3,998	3,402

Total commercial real estate	6,829	3,246	3,516	13,591	12,435	10,705	7,534	6,269
Consumer:
Home equity credit line and other consumer real estate	301	355	1,547	2,203	1,850	1,831	1,104	838
1-4 family residential	169	624	3,413	4,206	4,192	4,130	4,234	3,874
Bankcard and other revolving plans	212	127	8	347	295	207	225	198
Other	94	265	93	452	457	537	532	749

Total consumer	776	1,371	5,061	7,208	6,794	6,705	6,095	5,659
Foreign loans	18	8	–	26	3	5	5	15
Other receivables	190	79	32	301	209	191	98	90

Total loans	$13,511	9,326	16,415	39,252	34,819	30,252	22,732	20,017

Loans maturing in more than one year:
With fixed interest rates		$3,869	3,865	7,734
With variable interest rates		5,457	12,550	18,007

Total		$9,326	16,415	25,741

Loan growth was strong during 2007 at Zions Bank, Amegy, Vectra, TCBW and TCBO. However, loan growth at NBA and NSB slowed considerably during 2007 and CB&T experienced a reduction in outstanding loans. Loan growth included the impact of the loans acquired from the Stockmen’s acquisition, as previously discussed in “Business Segment Results” beginning on page 57. We expect that loan growth will continue in 2008 in most of our subsidiary banks, but continue to be stagnant at NBA, NSB and CB&T until conditions in the residential real estate sector improve. However, the average growth experienced in 2007 may not be sustainable throughout 2008.

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

SCHEDULE 30

SOLD LOANS BEING SERVICED

	2007		2006		2005
(In millions)	Sales	Outstanding at year-end	Sales	Outstanding at year-end	Sales	Outstanding at year-end

Home equity credit lines	$–	71	153	261	408	456
Small business loans	–	1,331	–	1,790	707	2,341
SBA 7(a) loans	–	90	22	128	16	179
Farmer Mac	64	393	43	407	69	407

Total	$64	1,885	218	2,586	1,200	3,383

	Residual interests on balance sheet at December 31, 2007			Residual interests on balance sheet at December 31, 2006
(In millions)	Subordinated retained interests	Capitalized residual cash flows	Total	Subordinated retained interests	Capitalized residual cash flows	Total

Home equity credit lines	$7	1	8	8	5	13
Small business loans	203	50	253	214	78	292
SBA 7(a) loans	–	1	1	–	2	2
Farmer Mac	–	5	5	–	5	5

Total	$210	57	267	222	90	312

The Company has securitized and sold a portion of the loans that it originated and purchased. In many instances, we agreed to provide the servicing on these loans as a condition of the sale. Schedule 30 summarizes the sold loans (other than conforming long-term first mortgage real estate loans) that the Company was servicing as of the dates indicated and the related loan sales activity. As reflected in the schedule, sales for 2007 decreased approximately $154 million compared to 2006, which were down $982 million from 2005. The Company did not complete a small business loans securitization during 2007 or 2006 and also discontinued selling new home equity credit lines originations during the fourth quarter of 2006. Small business, consumer and other sold loans being serviced totaled $1.9 billion at the end of 2007 compared to $2.6 billion at the end of 2006. See Notes 1 and 6 of the Notes to Consolidated Financial Statements for additional information on asset securitizations. In addition, at December 31, 2007, conforming long-term first mortgage real estate loans being serviced for others was $1,232 million compared with $1,251 million at year-end 2006.

Although it performs the servicing, the Company exerts no control nor does it have any equity interest in any of the trusts that own the securitized loans. However, as of December 31, 2007, the Company had recorded assets in the amount of $267 million in connection with sold loans being serviced of $1.9 billion. As is a common practice with securitized transactions, the Company had subordinated retained interests in the securitized assets amounting to $210 million at December 31, 2007, representing junior positions to the other investors in the trust securities. The capitalized residual cash flows, which is sometimes referred to as “excess servicing,” of $57 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans. These excess cash flows are subject to prepayment risk, which is the risk that a loan will be paid prior to its contractual maturity. When this occurs, any remaining excess cash flows associated with the loan would be reduced. See Note 6 of the Notes to Consolidated Financial Statements for more information on asset securitizations and “Off-Balance Sheet Arrangements” on page 85.

Other Earning Assets

As of December 31, 2007, the Company had $1,034 million of other noninterest-bearing investments compared with $1,022 million in 2006. The increase in other noninterest-bearing investments resulted mainly from increases in Federal Home Loan Bank stock and increases in the non-SBIC investment funds.

SCHEDULE 31

OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,
(In millions)	2007	2006

Bank-owned life insurance	$601	627
Federal Home Loan Bank and Federal Reserve stock	227	189
SBIC investments(1)	73	104
Non-SBIC investment funds	65	37
Other public companies	38	37
Other nonpublic companies	16	14
Trust preferred securities	14	14

	$1,034	1,022

(1)	Amounts include minority investors’ interests in Zions’ managed SBIC investments of approximately $29 million and $41 million as of the respective dates.

Bank-owned life insurance investments declined $26 million during 2007 mainly due to the Company surrendering three bank-owned life insurance contracts during the first quarter. The increase in cash surrender value of the remaining policies is not taxable since it is anticipated that the bank-owned life insurance will be held until the eventual death of the insured employees.

FHLB and Federal Reserve stock investments increased $38 million from December 31, 2006 primarily during the third quarter of 2007. The increase is mainly due to increased investments the Company made at the FHLBs to increase the Company’s borrowing capacity.

SBIC investments decreased $31 million from December 31, 2006 due to the sale and profitable exit of investments in our venture funds.

Non-SBIC investment funds increased $28 million during 2007 primarily as a result of increased investment in funds within existing investment commitments and appreciation on existing investments.

The investments in publicly traded companies are accounted for using the equity method of accounting and are set forth in Schedule 32.

SCHEDULE 32

INVESTMENTS IN OTHER PUBLIC COMPANIES

		December 31, 2007
(In millions)	Symbol	Carrying value	Fair value	Unrealized gain (loss)
COMPANY
Federal Agricultural Mortgage Corporation (Farmer Mac)	AGM/A	$7	5	(2)
Federal Agricultural Mortgage Corporation (Farmer Mac)	AGM	20	22	2
Insure.com, Inc.	NSUR	11	10	(1)

Total publicly traded equity investments		$38	37	(1)

Deposits and Borrowed Funds

Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Intense competition for deposits during the year resulted in deposit growth lagging the Company’s strong loan growth and also impeded our ability to reprice our deposits as the Federal Reserve lowered rates during the second half of the year. Management expects that deposit growth may continue to lag behind loan growth and that a portion of future loan growth may be funded from alternative higher cost funding sources.

Schedule 5 summarizes the average deposit balances for the past five years along with their respective interest costs and average interest rates. Average noninterest-bearing deposits decreased 1.1% in 2007 over 2006, while interest-bearing deposits increased 13.6% during the same time period.

Total deposits at December 31, 2007 increased $1.9 billion to $36.9 billion, or 5.5% over the balances reported at December 31, 2006. Core deposits increased $1.9 million to $32.5 billion, or 6.0%, compared to $30.7 billion at December 31, 2006. The Company experienced strong growth in its Internet money market deposits during 2007 with balances increasing $1.0 billion to $2.2 billion, or 82.5% compared to $1.2 billion at December 31, 2006. Noninterest-bearing demand deposits at December 31, 2007 decreased $0.4 billion to $9.6 billion compared to $10.0 billion at December 31, 2006. The mix of deposits reflects the decline in demand deposits during the year as demand, savings and money market deposits comprised 72.0% of total deposits at December 31, 2007, compared with 74.0% as of December 31, 2006.

See “Liquidity Risk” on page 104 for information on funding and borrowed funds. Also, see Notes 11, 12 and 13 of the Notes to Consolidated Financial Statements for additional information on borrowed funds.

Off-Balance Sheet Arrangements

The Company administers one QSPE securities conduit, Lockhart, which was established in 2000. Lockhart was structured to purchase securities that are collateralized by small business loans originated or purchased by Zions Bank; such loans were originated between 2000 and 2005. Lockhart obtains funding through the issuance of asset-backed commercial paper and holds securities, which include securities that are collateralized by small business loans, U.S. Government, agency and AAA-rated securities.

Liquidity Agreement

Zions Bank is the sole provider of a liquidity facility to Lockhart. Lockhart purchases U.S. Government, agency and AAA-rated securities, which are funded through the issuance of Lockhart’s asset-backed commercial paper. Pursuant to the Liquidity Agreement, Zions Bank is required to purchase nondefaulted securities from Lockhart to provide funds to repay maturing commercial paper upon Lockhart’s inability to access the commercial paper market for sufficient funding, or upon a commercial paper market disruption, as specified in the governing documents of Lockhart. In addition, pursuant to the governing documents, including the Liquidity Agreement, if any security in Lockhart is downgraded to below AA- or the downgrade of one or more securities results in more than ten securities having ratings of AA+ to AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain a credit enhancement on the security from a third party, or 3) purchase the security from Lockhart at book value.

The maximum amount of liquidity that Zions Bank can be required to provide pursuant to the Liquidity Agreement is limited to the total amount of securities held by Lockhart. This maximum amount was $2.1 billion at year-end 2007, $4.1 billion at December 31, 2006, and $5.3 billion at December 31, 2005. As of February 15, 2008, the total amount of securities held by Lockhart was $1.9 billion and the Company owned $1.3 billion of Lockhart commercial paper.

In addition to providing the Liquidity Agreement, Zions Bank receives a fee in exchange for providing hedge support and administrative and investment advisory services to Lockhart.

A hedge agreement between Lockhart and Zions Bank provides for the bank to pay Lockhart should Lockhart’s monthly cost of funds exceed its monthly asset yield. This agreement has never been triggered. The spread between Lockhart’s monthly asset yield and cost of funds has narrowed as a result of increased commercial paper rates resulting from the ongoing contraction and disruption in the credit markets. Although not expected, it is possible that this hedge agreement could be triggered.

In addition to rating agency downgrades of securities held by Lockhart that would require the Company to purchase securities from Lockhart, the following rating agency actions may result in security purchases under the Liquidity Agreement:

•	downgrades of Lockhart’s commercial paper below P1 by Moody’s or below F1 by Fitch, which would prevent issuance of commercial paper by Lockhart,

•	downgrades of bond insurers MBIA or Ambac that trigger Lockhart securities downgrades, which may require Zions to purchase assets.

At December 31, 2007, Lockhart owned six securities aggregating $1.1 billion that are insured by MBIA and backed by small business loans securitized by Zions and one security of $111 million insured by Ambac. The MBIA-insured securities did not have underlying public ratings. The Ambac-insured security had an underlying public rating of AAA from Fitch and no underlying rating from Moody’s Investors Service.

In the fourth quarter of 2007, certain assets held by Lockhart were downgraded by rating agencies and Lockhart was unable to sell certain amounts of commercial paper at times. These events were caused by market deterioration in the asset-backed commercial paper markets due to the subprime mortgage and global liquidity crisis described previously.

On November 21, 2007, Fitch Ratings downgraded from “AAA” to “B+” a $30 million ABS CDO held by Lockhart. Under the terms of the Liquidity Agreement, Zions Bank purchased this security at book value; a pretax write-down of $9.7 million was recorded by Zions Bank in marking the security to fair value. On December 21, 2007, Fitch Ratings downgraded from “AAA” to “A-” a $25 million REIT CDO held by Lockhart. Under the terms of the Liquidity Agreement, Zions Bank purchased this security at book value; a pretax write-down of $6.8 million was recorded by Zions Bank in marking this security to fair value.

On December 26 and 27, 2007, Zions Bank purchased U.S. Government agency-guaranteed and AAA-rated securities from Lockhart at a price of $840 million, equal to book value plus accrued and unpaid interest, which reduced the amount of outstanding commercial paper issued by Lockhart by a like amount. These actions were taken pursuant to the Liquidity Agreement between Zions Bank and Lockhart when Lockhart could not issue a sufficient amount of commercial paper. Since the fair value of the assets purchased was less than their book value, a pretax write-down of $33.1 million was recorded by Zions Bank in conjunction with the purchase of these securities.

If Lockhart is unable to issue additional commercial paper to finance maturing commercial paper, or if additional assets of Lockhart are downgraded below the ratings described above, Zions Bank will be obligated to purchase additional assets from Lockhart. Zions Bank may incur losses in connection with any such purchases because the price would be based on book value, but Zions Bank would record the asset at fair value, which may be lower. At December 31, 2007, the book value of Lockhart’s $2.1 billion of assets exceeded their fair value by approximately $22 million, which increased to approximately $40 million as of January 31, 2008.

Subsequent Event

On February 6, 2008, a $5 million security held by Lockhart was downgraded by Moody’s from Aa1 to Baa1. Zions Bank purchased this security at book value under the Liquidity Agreement. The related pretax write-down of $0.8 million was recorded by Zions Bank in marking the security to fair value. In addition, Lockhart was unable to sell sufficient commercial paper to fund commercial paper maturities and Zions Bank purchased $121 million of MBIA-insured securities from Lockhart as required under the Liquidity Agreement. These securities consisted of securitizations of small business loans from Zions Bank and their purchase resulted in no gain or loss. Upon dissolution of the securitization trusts, the loans were recorded on Zions Bank’s balance sheet.

Assets Held by Lockhart

Schedule 33 summarizes Lockhart’s assets by category, related amortized cost, fair value and ratings.

SCHEDULE 33

LOCKHART FUNDING, LLC ASSETS

	December 31, 2007
(In millions)	Amortized cost	Estimated fair value	Rating range
Assets:
U.S. government agencies and corporations:
Small Business Administration loan-backed securities(1)	$249	247	Guaranteed by SBA
Asset-backed securities:
Trust preferred securities - banks and insurance	692	680	AAA
Trust preferred securities - real estate investment trusts	36	29	AAA to AA
Small business loan-backed(2)	1,134	1,134	AAA
Other	13	12	AAA to AA

Total	$2,124	2,102

(1)    43% of these Small Business Administration loan-backed securities were originated by the Company.

(2)    These securities are collateralized by small business loans originated or purchased by Zions Bank.

At December 31, 2007, the weighted average interest rate reset of Lockhart’s assets was 1.9 months and the weighted average life of Lockhart’s assets was estimated at 3.4 years. The weighted average life of Lockhart’s asset-backed commercial paper was six days.

Possible Consolidation of Lockhart

Lockhart is an off-balance sheet QSPE as defined by SFAS 140. Should Zions Bancorporation and its affiliates together own more than 90% of the outstanding commercial paper (beneficial interest) of Lockhart, Lockhart would cease to be a QSPE and would be required to be consolidated.

If Zions Bank had been required to purchase all of Lockhart’s assets with a book value of $2.1 billion at December 31, 2007, its consolidated total risk-based capital ratio as of December 31, 2007 would have been reduced by approximately 25 basis points (but would nonetheless have remained above the “well-capitalized” threshold) and its consolidated tangible equity ratio as of December 31, 2007 would have been reduced by approximately 16 basis points. As of February 15, 2008, total Lockhart assets were approximately $1.9 billion and the Company owned $1.3 billion of Lockhart commercial paper. The Company has adequate liquidity and borrowing capacity to fund the net additional $0.6 billion necessary to purchase the Lockhart assets if it were required. Given that the Company has $53 billion of assets, the potential consolidation of Lockhart would not be significant to the Company. We do not believe that consolidation of Lockhart or the purchase of the remaining Lockhart assets in and of itself would directly result in credit ratings downgrades or affect the Company’s common or preferred dividend payments.

See “Liquidity Management Actions” on page 106, “Critical Accounting Policies and Significant Estimates” on page 34, and Note 6 of the Notes to Consolidated Financial Statements for additional information on Lockhart.

RISK ELEMENTS

Since risk is inherent in substantially all of the Company’s operations, management of risk is integral to those operations and is also a key determinant of the Company’s overall performance. We apply various strategies to reduce the risks to which the Company’s operations are exposed, including credit, interest rate and market, liquidity, and operational risks.

Credit Risk Management

Credit risk is the possibility of loss from the failure of a borrower or contractual counterparty to fully perform under the terms of a credit-related contract. Credit risk arises primarily from the Company’s lending activities, as well as from off-balance sheet credit instruments.

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

With regard to credit risk associated with counterparties in off-balance sheet credit instruments, Zions Bank has International Swap Dealer Association (“ISDA”) agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangement between Zions Bank and its counterparty. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the mark-to-market exposure on the derivative and the credit rating of the party with the obligation. The credit rating used in these situations is provided by either Moody’s or Standard & Poor’s. This means that a counterparty with an “AAA” rating would be obligated to provide less collateral to secure a major credit exposure to Zions Bank than one with an “A” rating. All derivative gains and losses between Zions Bank and a single counterparty are netted to determine the net credit exposure and therefore the collateral required. We have no significant exposure to credit default swaps.

The Company also has off-balance sheet credit risk associated with a Liquidity Agreement provided by Zions Bank to the QSPE securities conduit, Lockhart. See “Off-Balance Sheet Arrangements” page 85 for further details on Lockhart.

The Company attempts to avoid the risk of an undue concentration of credits in a particular industry, trade group, or property type or with an individual customer or counterparty. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries. See Note 5 of the Notes to Consolidated Financial Statements for further information on concentrations of credit risk.

The Company’s credit risk management strategy includes diversification of its loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As displayed in Schedule 34, at year-end 2007 no single loan type exceeded 25% of the Company’s total loan portfolio.

SCHEDULE 34

LOAN PORTFOLIO DIVERSIFICATION

	December 31, 2007		December 31, 2006
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$9,811	25.0%	$8,422	24.2%
Leasing	503	1.3	443	1.3
Owner occupied	7,604	19.4	6,260	18.0
Commercial real estate:
Construction and land development	8,315	21.2	7,483	21.5
Term	5,276	13.4	4,952	14.2
Consumer:
Home equity credit line and other consumer real estate	2,203	5.6	1,850	5.3
1-4 family residential	4,206	10.7	4,192	12.1
Bankcard and other revolving plans	347	0.9	295	0.8
Other	452	1.1	457	1.3
Other receivables	535	1.4	465	1.3

Total loans	$39,252	100.0%	$34,819	100.0%

In addition, as reflected in Schedule 35, as of December 31, 2007, the commercial real estate loan portfolio totaling $13.6 billion is also well diversified by property type purpose and collateral location.

SCHEDULE 35

COMMERCIAL REAL ESTATE PORTFOLIO BY PROPERTY TYPE AND COLLATERAL LOCATION

(REPRESENTS PERCENTAGES BASED UPON OUTSTANDING COMMERCIAL REAL ESTATE LOANS)

AT DECEMBER 31, 2007

	Collateral Location									Product as a % of total CRE	Product as a % of loan type
Loan Type	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah / Idaho	Washington	Other
Commercial term:
Industrial	0.63%	0.37	1.49	0.13	0.18	0.26	0.12	0.08	0.12	3.38	8.28
Office	1.06	0.60	1.65	1.43	1.16	1.37	1.46	0.25	1.15	10.13	24.92
Retail	0.71	0.51	1.43	1.62	0.27	1.06	0.20	0.10	0.15	6.05	14.90
Hotel/motel	1.37	0.47	0.71	0.63	0.56	0.62	1.15	0.18	2.53	8.22	20.18
Acquisition and development	–	–	0.03	–	–	–	–	0.05	–	0.08	0.21
Medical	0.51	0.07	0.26	0.15	0.04	0.08	0.11	0.01	0.03	1.26	3.11
Recreation/restaurant	0.20	0.01	0.13	0.13	0.08	0.08	0.12	–	0.18	0.93	2.31
Multifamily	0.51	0.41	1.38	0.32	0.24	0.93	0.43	0.06	0.50	4.78	11.72
Other	1.06	0.25	1.24	0.62	0.44	0.25	0.63	0.07	1.29	5.85	14.37
Total commercial term	6.05	2.69	8.32	5.03	2.97	4.65	4.22	0.80	5.95	40.68	100.00

Residential construction:
Single family housing	3.63	0.93	2.64	0.76	0.91	2.46	2.06	0.07	0.19	13.65	46.32
Acquisition and development	4.92	0.85	1.82	1.67	0.79	2.62	2.47	0.23	0.43	15.80	53.68
Total residential construction	8.55	1.78	4.46	2.43	1.70	5.08	4.53	0.30	0.62	29.45	100.00

Commercial construction:
Industrial	0.35	–	0.17	0.05	0.02	0.63	0.06	–	0.01	1.29	4.32
Office	0.61	0.01	0.49	0.68	0.12	0.31	0.39	0.09	0.18	2.88	9.64
Retail	1.03	0.01	0.32	1.30	0.25	2.96	0.52	0.05	0.57	7.01	23.48
Hotel/motel	0.23	–	0.09	–	0.06	0.03	0.25	–	0.13	0.79	2.63
Acquisition and development	1.58	0.27	0.32	2.37	0.23	3.57	0.89	0.09	0.47	9.79	32.84
Medical	0.16	–	0.05	0.18	0.02	0.12	0.05	–	0.31	0.89	2.94
Recreation/restaurant	0.03	–	–	–	–	–	0.01	–	–	0.04	0.13
Other	0.40	0.01	0.28	0.23	0.02	0.11	0.10	0.09	1.43	2.67	8.94
Apartments	0.54	0.35	0.67	0.24	0.38	1.16	0.10	0.34	0.73	4.51	15.08
Total commercial construction	4.93	0.65	2.39	5.05	1.10	8.89	2.37	0.66	3.83	29.87	100.00

Total construction	13.48	2.43	6.85	7.48	2.80	13.97	6.90	0.96	4.45	59.32

Total commercial real estate	19.53%	5.12	15.17	12.51	5.77	18.62	11.12	1.76	10.40	100.00

Note: Excludes approximately $566 million of unsecured loans outstanding, but related to the real estate industry.

Loan-to-value (“LTV”) ratios are another key determinant of credit risk in commercial real estate lending. The Company estimates that the weighted average LTV ratio on the total commercial real estate portfolio at June 30, 2007, detailed in year-end amounts in Schedule 35, was approximately 59.5%. This estimate is based on the most current appraisals, generally obtained as of the date of origination, downgrade or renewal of the loans.

The Company does not pursue subprime or alternative (“Alt-A”) residential mortgage lending and has little or no direct exposure to that market. However, lending to finance residential land acquisition, development and construction is a core business for the Company. In some geographic markets, significant declines in the availability of subprime residential first mortgages to buyers of newly constructed homes are having an adverse impact on the operations of some of the Company’s developer and builder customers.

As discussed in the following sections, the Company’s level of credit quality weakened during 2007 although it remained relatively strong compared to historical company and industry standards. The deterioration in credit quality was mainly related to the continuing weakness in residential land acquisition, development and construction activity in the Southwest.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans restructured at other than market terms, other real estate owned and other nonperforming assets. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Consumer loans are not normally placed on a nonaccrual status, inasmuch as they are generally charged off when they become 120 days past due. Loans occasionally may be restructured to provide a reduction or deferral of interest or principal payments. This generally occurs when the financial condition of a borrower deteriorates to the point where the borrower needs to be given temporary or permanent relief from the original contractual terms of the loan. Other real estate owned is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

As reflected in Schedule 36, the Company’s nonperforming assets as a percentage of net loans and leases and other real estate owned increased significantly during 2007. The percentage was 0.73% at December 31, 2007 compared with 0.24% on December 31, 2006 and 0.30% on December 31, 2005. Total nonperforming assets were $284 million at year-end 2007, compared to $82 million at December 31, 2006 and $89 million at December 31, 2005.

Total nonaccrual loans at December 31, 2007 increased $192 million from the balances at December 31, 2006, which included increases of $147 million for construction and land development loans and $33 million for commercial and industrial loans. The increase in nonaccrual construction and land development loans was primarily in Arizona, California, and Nevada, reflecting the continuing weakness in residential development and construction activity in those states. We expect this weakness to continue in 2008.

SCHEDULE 36

NONPERFORMING ASSETS

	December 31,
(Amounts in millions)	2007	2006	2005	2004	2003
Nonaccrual loans:
Commercial lending:
Commercial and industrial	$58	25	21	24	36
Leasing	–	–	–	1	2
Owner occupied	21	13	16	22	15
Commercial real estate:
Construction and land development	161	14	17	1	7
Term	4	8	3	4	3
Consumer:
Real estate	13	5	9	13	11
Other	2	2	2	4	3
Other	–	–	1	3	1

Total nonaccrual loans	259	67	69	72	78

Restructured loans:
Commercial lending:
Owner occupied	10	–	–	–	–
Commercial real estate:
Construction and land development	–	–	–	–	1

Total restructured loans	10	–	–	–	1

Other real estate owned:
Commercial:
Improved	10	5	8	9	12
Unimproved	2	2	3	–	4
Residential:
1-4 family	3	2	9	3	3

Total other real estate owned	15	9	20	12	19

Other assets	–	6	–	–	–

Total nonperforming assets	$284	82	89	84	98

% of net loans* and leases and other real estate owned	0.73%	0.24%	0.30%	0.37%	0.49%

Accruing loans past due 90 days or more:
Commercial lending	$38	17	7	6	10
Commercial real estate	28	22	4	2	3
Consumer	11	5	6	8	11

Total	$77	44	17	16	24

% of net loans* and leases	0.20%	0.13%	0.06%	0.07%	0.12%

*	Includes loans held for sale.

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

The Company’s total recorded investment in impaired loans was $226 million at December 31, 2007 and $47 million at December 31, 2006. Estimated losses on impaired loans are included in the allowance for loan losses. At December 31, 2007, the allowance included $21 million for impaired loans with a recorded investment of $103 million. At December 31, 2006, the allowance for loan losses included $6 million for impaired loans with a recorded investment of $18 million. See Note 5 of the Notes to Consolidated Financial Statements for additional information on impaired loans.

Allowance and Reserve for Credit Losses

Allowance for Loan Losses: In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

For commercial loans, we use historical loss experience factors by loan segment, adjusted for changes in trends and conditions, to help determine an indicated allowance for each portfolio segment. These factors are evaluated and updated using migration analysis technique and other considerations based on the makeup of the specific segment. These other considerations include:

•	volumes and trends of delinquencies;

•	levels of nonaccruals, repossessions, and bankruptcies;

•	trends in criticized and classified loans;

•	expected losses on real estate secured loans;

•	new credit products and policies;

•	economic conditions;

•	concentrations of credit risk; and

•	experience and abilities of the Company’s lending personnel.

In addition to the segment evaluations, nonaccrual loans graded substandard or doubtful with an outstanding balance of $500 thousand or more are individually evaluated in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, to determine the level of impairment and establish a specific reserve. A specific allowance is established for loans adversely graded loans below $500 thousand when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan segment.

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

The Company has initiated a comprehensive review of its allowance for loan losses methodology with a view toward updating and conforming this methodology across all of its banking subsidiaries. The Company began implementing this updated methodology in 2007 and expects to complete the implementation in 2009.

Schedule 37 summarizes the Company’s loan loss experience by major portfolio segment.

SCHEDULE 37

SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	2007	2006	2005	2004	2003
Loans* and leases outstanding on December 31, (net of unearned income)	$39,088	34,668	30,127	22,627	19,920

Average loans* and leases outstanding (net of unearned income)	$36,808	32,395	24,009	21,046	19,325

Allowance for loan losses:
Balance at beginning of year	$365	338	271	269	280
Allowance of companies acquired	8	–	49	–	–
Allowance of loans sold with branches	(2)	–	–	(2)	–
Provision charged against earnings	152	73	43	44	70
Loans and leases charged-off:
Commercial lending	(37)	(46)	(20)	(35)	(56)
Commercial real estate	(24)	(5)	(3)	(1)	(3)
Consumer	(16)	(14)	(19)	(23)	(27)
Other receivables	(2)	(1)	(1)	(1)	–

Total	(79)	(66)	(43)	(60)	(86)

Recoveries:
Commercial lending	8	11	12	15	12
Commercial real estate	1	2	1	–	–
Consumer	5	7	5	5	5
Other receivables	1	–	–	–	–

Total	15	20	18	20	17

Net loan and lease charge-offs	(64)	(46)	(25)	(40)	(69)

	459	365	338	271	281
Reclassification of reserve for unfunded lending commitments	–	–	–	–	(12)

Balance at end of year	$459	365	338	271	269

Ratio of net charge-offs to average loans and leases	0.17%	0.14%	0.10%	0.19%	0.36%
Ratio of allowance for loan losses to net loans and leases outstanding on December 31,	1.18%	1.05%	1.12%	1.20%	1.35%
Ratio of allowance for loan losses to nonperforming loans on December 31,	170.99%	548.53%	489.74%	374.42%	338.31%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more on December 31,	136.75%	331.56%	394.08%	307.61%	262.21%

*	Includes loans held for sale.

Schedule 38 provides a breakdown of the allowance for loan losses and the allocation among the portfolio segments. No significant changes took place in the past five years in the allocation of the allowance for loan losses by portfolio segment.

SCHEDULE 38

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

AT DECEMBER 31,

	2007		2006		2005		2004		2003
(Amounts in millions)	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance
Type of Loan
Commercial lending	45.7%	$182	43.5%	$179	41.2%	$166	39.0%	$134	39.2%	$130
Commercial real estate	34.7	222	35.8	143	35.5	128	33.2	95	31.4	90
Consumer	18.8	48	20.1	40	22.7	41	27.4	41	29.0	47
Other receivables	0.8	7	0.6	3	0.6	3	0.4	1	0.4	2

Total	100.0%	$459	100.0%	$365	100.0%	$338	100.0%	$271	100.0%	$269

The total allowance for loan losses at December 31, 2007 increased $94 million from the level at year-end 2006. For 2007, the amount of the allowance included for criticized and classified commercial and commercial real estate loans increased $63 million compared to $3 million for 2006. Of this increase, $22 million was for construction and land development loans reflecting the weaker credit conditions in the Southwestern residential real estate markets as previously discussed, $19 million was for commercial lending, and $22 million was for other commercial real estate loans. The level of the allowance for noncriticized and classified commercial loans increased $19 million for 2007 compared to an increase of $24 million for 2006. The increase in the level of the allowance indicated for noncriticized and classified loans for both 2007 and 2006 was mainly a result of $3.9 billion of new commercial and commercial real estate loan growth during 2007 and $4.5 billion of growth during 2006. The allowance for consumer loans and other receivables increased $12 million compared to December 31, 2006. At December 31, 2007, the ratio of the allowance for loan losses to net loans and leases outstanding increased to 1.18% compared to 1.05% at December 31, 2006. This increase reflects the previously discussed softening in our credit quality indicators and our concerns regarding the economy, particularly the outlook for residential land development and construction.

Reserve for Unfunded Lending Commitments: The Company also estimates a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is included with other liabilities in the Company’s consolidated balance sheet, with any related increases or decreases in the reserve included in noninterest expense in the statement of income.

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

Schedule 39 sets forth the reserve for unfunded lending commitments.

SCHEDULE 39

RESERVE FOR UNFUNDED LENDING COMMITMENTS

	December 31,
(In thousands)	2007	2006

Balance at beginning of year	$19,368	18,120
Reserve of company acquired	326	–
Provision charged against earnings	1,836	1,248

Balance at end of year	$21,530	19,368

Schedule 40 sets forth the combined allowance and reserve for credit losses.

SCHEDULE 40

TOTAL ALLOWANCE AND RESERVE FOR CREDIT LOSSES

	December 31,
(In thousands)	2007	2006	2005

Allowance for loan losses	$459,376	365,150	338,399
Reserve for unfunded lending commitments	21,530	19,368	18,120

Total allowance and reserve for credit losses	$480,906	384,518	356,519

Interest Rate and Market Risk Management

Interest rate and market risk are managed centrally. Interest rate risk is the potential for reduced income resulting from adverse changes in the level of interest rates on the Company’s net interest income. Market risk is the potential for reduced income arising from adverse changes in fair value of fixed income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, the Company is exposed to both interest rate risk and market risk.

The Company’s Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Company. The Boards of Directors of the Company’s subsidiary banks are also required to review and approve these policies. In addition, the Board must understand the key strategies set by management for managing risk, establish and periodically revise policy limits, and review reported limit exceptions. The Board has established the Management Asset/Liability Committee (“ALCO”) to which it has delegated the functional management of interest rate and market risk for the Company. ALCO’s primary responsibilities include:

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

•	approving limits and all financial derivative positions taken at both the Parent and subsidiaries for the purpose of hedging the Company’s interest rate and market risks;

•	providing the basis for integrated balance sheet, net interest income, and liquidity management;

•	calculating the duration and dollar duration of each class of assets, liabilities, and net equity, given defined interest rate scenarios;

•	managing the Company’s exposure to changes in net interest income and duration of equity due to interest rate fluctuations; and

•	quantifying the effects of hedging instruments on the duration of equity and net interest income under defined interest rate scenarios.

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

Duration of equity is derived by first calculating the dollar duration of all assets, liabilities and derivative instruments. Dollar duration is determined by calculating the fair value of each instrument assuming interest rates sustain immediate and parallel movements up 1% and down 1%. The average of these two changes in fair value is the dollar duration. Subtracting the dollar duration of liabilities from the dollar duration of assets and adding the net dollar duration of derivative instruments results in the dollar duration of equity. Duration of equity is computed by dividing the dollar duration of equity by the fair value of equity.

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

We should note that estimated duration of equity and the income simulation results are highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking, savings, and money market accounts and also to prepayment assumptions used for loans with prepayment options. Given the uncertainty of these estimates, we view both the duration of equity and the income simulation results as falling within a range of possibilities.

For income simulation, Company policy requires that interest sensitive income from a static balance sheet is expected to decline by no more than 10% during one year if rates were to immediately rise or fall in parallel by 200 basis points.

As of the dates indicated, Schedule 41 shows the Company’s estimated range of duration of equity and percentage change in interest sensitive income in the first year after the rate change if interest rates were to sustain an immediate parallel change of 200 basis points; the “low” and “high” results differ based on the assumed speed of repricing of administered-rate deposits (money market, interest-on-checking, and savings):

SCHEDULE 41

DURATION OF EQUITY AND INTEREST SENSITIVE INCOME

	December 31, 2007		December 31, 2006
	Low	High	Low	High
Duration of equity:
Range (in years)
Base case	0.0	2.5	0.0	1.6
Increase interest rates by 200 bp	0.9	3.4	0.8	2.4
Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	-1.3%	1.1%	-0.9%	1.5%
Decrease interest rates by 200 bp	-2.3%	-0.2%	-3.6%	-1.3%

As discussed previously under the section, “Net Interest Income, Margin and Interest Rate Spreads,” the Company believes that in recent quarters, the dynamic balance sheet changes with regard to changes in the mix of deposits and other funding sources have tended to have a somewhat larger effect on the net interest spread and net interest margin than has the Company’s interest rate risk position. In addition, as also discussed in that section, competitive pressures on deposit rates may impede our ability to reprice deposits, which did have a negative impact on the net interest margin during the third and fourth quarter of 2007. During those quarters, deposits repriced even more slowly than our modeled “low” case, as market disruptions and funding pressures experienced by many financial institutions kept market deposit prices from falling as much as expected when the Federal Reserve Board began reducing short-term interest rates.

We attempt to minimize the impact of changing interest rates will have on net interest income primarily through the use of interest rate swaps, and by avoiding large exposures to fixed rate interest-earning assets that have significant negative convexity. The prime lending rate and LIBOR curves are the primary indices used for pricing the Company’s loans. The interest rates paid on deposit accounts are set by individual banks so as to be competitive in each local market.

Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At the end of 2007, approximately 75% of the Company’s commercial loan and commercial real estate portfolios were floating rate and primarily tied to either Prime or LIBOR. In addition, certain of our consumer loans also have floating interest rates. This means that these loans reprice quickly in response to changes in interest rates – more quickly on average than does their funding base. This posture results in a natural position that is more “asset-sensitive” than the Company believes is desirable.

The Company attempts to mitigate this tendency toward asset sensitivity primarily through the use of interest rate swaps. We have contracted to convert most of the Company’s fixed-rate debt into floating-rate debt through the use of interest rate swaps (see fair value hedges in Schedule 42). More importantly, we engage in an ongoing program of swapping prime-based and LIBOR-based loans for “receive fixed” contracts. At year-end 2007, the Company had a notional amount of approximately $3.4 billion of such cash flow hedge contracts. The Company expects to continue to add new “receive fixed” swap contracts as its prime-based loan portfolio grows. These swaps also expose the Company to counterparty risk, which is a type of credit risk. The Company’s approach to managing this risk is discussed in “Credit Risk Management” on page 88. The Company retains basis risk due to changes between the prime rate and LIBOR on nonhedge derivative basis swaps. See “Critical Accounting Policies and Significant Estimates – Accounting for Derivatives” on page 41 for further details about our derivative instruments.

Schedule 42 presents a profile of the current interest rate swap portfolio. For additional information regarding derivative instruments, including fair values at December 31, 2007, refer to Notes 1 and 7 of the Notes to Consolidated Financial Statements.

SCHEDULE 42

INTEREST RATE SWAPS – YEAR-END BALANCES AND AVERAGE RATES

(Amounts in millions)	2008	2009	2010	2011	2012	Thereafter
Cash flow hedges(1):
Notional amount	$3,400	3,400	2,970	1,840	615
Weighted average rate received	7.38%	7.38	7.38	7.18	7.02
Weighted average rate paid	5.74	6.07	6.43	6.59	6.69

Fair value hedges(1):
Notional amount	$1,400	1,400	1,400	1,400	1,400	1,400
Weighted average rate received	5.71%	5.71	5.71	5.71	5.71	5.71
Weighted average rate paid	3.49	3.96	4.35	4.62	4.91	5.05

Nonhedges:
Receive fixed rate/pay variable rate:
Notional amount	$87
Weighted average rate received	4.53%
Weighted average rate paid	3.88

Receive variable rate/pay fixed rate:
Notional amount	$87
Weighted average rate received	3.88%
Weighted average rate paid	4.53

Basis swaps:
Notional amount	$2,815	2,815	2,385	1,400	340
Weighted average rate received	6.21%	6.58	6.99	7.29	7.60
Weighted average rate paid	6.45	6.63	7.09	7.35	7.64

Net notional	$7,615	7,615	6,755	4,640	2,355	1,400

(1)	Receive fixed rate/pay variable rate

Note: Balances are based upon the portfolio at December 31, 2007. Excludes interest rate swap products that we provide as a service to our customers.

Market Risk – Fixed Income

The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

At December 31, 2007, trading account assets had been reduced to $21.8 million and securities sold, not yet purchased were $224.3 million. The higher level of securities sold, not yet purchased is related to an Amegy Bank sweep product.

At year-end 2007, the Company made a market in 493 fixed income securities through Zions Bank and its wholly-owned subsidiary, Zions Direct, Inc. During 2007, 69% of all trades were executed electronically. The Company is an odd-lot securities dealer, which means that most corporate security trades are for less than $250,000.

The Company also is exposed to market risk, which incorporates credit risk, through changes in fair value of available-for-sale securities and interest rate swaps used to hedge interest rate risk. Changes in fair value in both of these categories are included in accumulated other comprehensive income (loss) (“OCI”) each quarter. During 2007, the change in OCI attributable to available-for-sale securities was $(90.4) million and the change attributable to interest rate swaps was $106.9 million, for a net increase in shareholders’ equity of $16.5 million. If any of the available-for-sale securities becomes other-than-temporarily impaired, the loss in OCI is reversed and the impairment is charged to operations.

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

The Company generally conducts minority investing in prepublic venture capital companies in which it does not have strategic involvement, through four funds collectively referred to as Epic Venture Funds (“Epic”) (formerly Wasatch Venture Funds). Epic screens investment opportunities and makes investment decisions based on its assessment of business prospects and potential returns. After an investment is made, Epic actively monitors the performance of each company in which it has invested, and often has representation on the board of directors of the company. Net of expenses, income tax effects and minority interest, gains were $3.4 million in 2007 and $4.1 million in 2006 and losses were $2.2 million in 2005. The Company’s remaining equity exposure to investments held by Epic, net of related minority interest and SBA debt, at December 31, 2007 was approximately $40.0 million, compared to approximately $49.1 million at December 31, 2006.

In addition to the program described above, Amegy has in place an alternative investments program. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds generally are not part of the strategy since the underlying companies are typically not credit worthy. The carrying value of the investments at December 31, 2007 was $37.4 million compared to $19.6 million at December 31, 2006. The Company has a total remaining funding commitment of $101.7 million to SBIC, non-SBIC hedge funds, and private equity investments as of December 31, 2007. This funding commitment is primarily at Amegy, totaling $76.4 million.

The Company also, from time to time, either starts and funds businesses of a strategic nature, or makes significant investments in companies of strategic interest. These investments may result in either minority or majority ownership positions, and usually give the Parent or its subsidiaries board representation. These strategic investments are in companies that are financial services or financial technologies providers. Examples include Contango, NetDeposit, and P5 all of which are majority or wholly-owned by the Company, and Insure.com, and IdenTrust, in which the Company owns a significant, but minority position.

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

Managing liquidity and funding is performed centrally by Zions Bank’s Capital Markets/Investment Division under the direction of the Company’s Chief Investment Officer, with oversight by ALCO. The Chief Investment Officer is responsible for making any recommended changes to existing funding plans, as well as to the policy guidelines. These recommendations must be submitted for approval to ALCO and potentially to the Company’s Board of Directors. The subsidiary banks only have authority to price deposits, borrow from their FHLB and the Federal Reserve, and sell/purchase Federal Funds to/from Zions Bank. The banks may also make liquidity and funding recommendations to the Chief Investment Officer, but are not involved in any other funding decision processes.

Contractual Obligations

Schedule 43 summarizes the Company’s contractual obligations at December 31, 2007.

SCHEDULE 43

CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity (1)	Total

Deposits	$7,418	499	149	1	28,856	36,923
Commitments to extend credit	5,839	5,883	2,057	2,869		16,648
Standby letters of credit:
Performance	218	131	2			351
Financial	824	260	142	91		1,317
Commercial letters of credit	45	4				49
Commitments to make venture and other noninterest-bearing investments(2)	102					102
Commitments to Lockhart(3)	2,124					2,124
Federal funds purchased and security repurchase agreements	3,762					3,762
Other short-term borrowings	3,704					3,704
Long-term borrowings(4)	158	401	4	1,950		2,513
Operating leases, net of subleases	45	81	61	165		352
Visa litigation	2	1	1		4	8
Unrecognized tax benefits, FIN 48					24	24

	$24,241	7,260	2,416	5,076	28,884	67,877

(1)	Indeterminable maturity on deposits includes noninterest-bearing demand, savings and money market, and nontime foreign deposits.
(2)	Commitments to make venture investments do not have defined maturity dates. They have therefore been considered due on demand, maturing in one year or less.
(3)	See “Off-Balance Sheet Arrangements” and Note 6 of the Notes to Consolidated Financial Statements for details of the commitments to Lockhart.
(4)	The maturities on long-term borrowings do not include the associated hedges.

As of December 31, 2007, there were no minimum required pension plan contributions and no discretionary or noncash contributions are currently planned. As a result, no amounts have been included in the schedule above for future pension plan contributions.

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

The Company also enters into derivative contracts under which it is required either to receive cash or pay cash, depending on changes in interest rates. These contracts are carried at fair value on the balance sheet with the fair value representing the net present value of the expected future cash receipts and payments based on market rates of interest as of the balance sheet date. The fair value of the contracts changes daily as interest rates change. For further information on derivative contracts, see Note 7 of the Notes to Consolidated Financial Statements.

Pension Obligations

As of December 31, 2007, the market value of the Company’s pension plan assets was $141.2 million and the benefit obligation as of that date was $152.8 million, as measured with an annual discount rate of 6.0%. This means that the pension plan is underfunded in the amount of $11.6 million. This underfunding is recorded as a liability on the Company's balance sheet. Since no new employees can be added to the plan and future benefit accruals were eliminated for most participants effective January 1, 2003, this unfunded condition should decrease over time as the market value of plan assets is expected to appreciate faster than the benefit obligation, although fluctuations in plan asset values could cause the unfunded amount to either increase or decrease over shorter time periods. As a result, the Company does not anticipate a need to make any cash contributions to the plan in the near future. However, certain changes to federal laws and regulations governing defined benefit plans could change the Company’s need to make future cash contributions.

Liquidity Management Actions

The Parent’s cash requirements consist primarily of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, dividends to shareholders and share repurchases. The Parent’s cash needs are routinely met through dividends from its subsidiaries, interest and investment income, subsidiaries’ proportionate share of current income taxes, management and other fees, bank lines, equity contributed through the exercise of stock options, commercial paper, and long-term debt and equity issuances. The subsidiaries’ primary source of funding is their core deposits. Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and the bank subsidiaries. For 2007, operations contributed $733 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

During 2007, the Parent received $461 million in dividends from various subsidiaries. At December 31, 2007, the banking subsidiaries could pay $304 million of dividends to the Parent under regulatory guidelines without the need for regulatory approval. The amounts of dividends the banking subsidiaries can pay to the Parent are restricted by earnings, retained earnings, and risk-based capital requirements. The dividend capacity is dependent on the continued profitability of the subsidiary banks and no significant changes in the current regulatory environment. While we have no current expectation that these two conditions will change, should a change take place to either in the future, this source of funding to the Parent may become more limited or even unavailable. See Note 19 of the Notes to Consolidated Financial Statements for details of dividend capacities and limitations.

For the year 2007, issuances of medium-term and long-term debt exceeded repayments of long-term debt, resulting in net cash inflows of $21 million from debt financing activities. Specific long-term debt-related activities for 2007 are as follows:

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

•

On December 6, 2007, under the shelf registration of March 31, 2006, we issued $295.6 million of floating rate senior notes due December 10, 2009. The notes require quarterly interest payments at three-month LIBOR plus 1.50%. These notes are redeemable in whole on December 10, 2008 or on any interest payment date thereafter. The proceeds from the notes were used to retire portions of other senior medium-term notes of $232.0 million due April 15, 2008 and $8.0 million due September 15, 2008 and for general corporate purposes.

•	On June 6, 2007, under provisions of the borrowing agreements, the Company redeemed the entire $19.7 million net par amount of the 11.75% trust preferred securities.
•	During 2007, the Company assumed other trust preferred securities totaling $32.3 million from the acquisition of Stockmen’s and Intercontinental Banks.
•	During 2007, the Company redeemed a portion of the other trust preferred securities totaling $15.3 million assumed in acquisitions of Stockmen’s.

See Note 13 of the Notes to Consolidated Financial Statements for a complete summary of the Company’s long-term borrowings.

On a consolidated basis, fundings from short-term borrowings exceeded repayments (excluding short-term FHLB borrowings) and resulted in a $1,079 million source of cash in 2007. The Parent has a program to issue short-term commercial paper and at December 31, 2007, outstanding commercial paper was $298 million. In addition, the Parent has secured revolving credit facilities totaling $153 million with two subsidiary banks. These revolving credit facilities are limited to the amount of pledged securities the Parent holds for these credit facilities. No amount was outstanding on these facilities at December 31, 2007.

The Parent plans to arrange new borrowing lines from its banking subsidiaries that are collateralized with municipal securities owned by a subsidiary and hypothecated to the Parent. This funding source can provide up to $297 million of new borrowing capacity based on asset values as of December 31, 2007.

Access to funding markets for the Parent and subsidiary banks is directly tied to the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings but can also influence the sources of the borrowings. The Parent and its three largest banking subsidiaries had the following ratings as of December 31, 2007:

SCHEDULE 44

CREDIT RATINGS

Parent Company:

Rating agency	Outlook	Long-term issuer/ senior debt rating	Subordinated debt rating	Short-term/ commercial paper rating

S&P	Stable	BBB+	BBB	A-2
Moody’s	Negative	A2	A3	P-1
Fitch	Stable	A-	BBB+	F1
Dominion	Stable	A (low)	BBB (high)	R-1 (low)

Three Largest Banking Subsidiaries:

Rating agency	Outlook	Long-term issuer/ senior debt rating	Subordinated debt rating	Short-term/ commercial paper rating	Certificate of deposit rating

S&P	NR	NR	na	NR	NR
Moody’s	Negative	A1	na	P-1	A1
Fitch	Stable	A-	na	F1	A
Dominion	Stable	NR	na	R-1 (low)	A

On February 28, 2008, Moody’s downgraded its ratings for the Parent on long-term issuer/senior debt to A3, on subordinated debt to Baal, and on short-term/commercial paper to P-2; it also changed its outlook from Negative to Stable. Also, Moody’s downgraded its ratings for the three largest banking subsidiaries on long-term issuer/senior debt and certificate of deposit to A2, affirmed the short-term/commercial paper rating of P-1, and changed its outlook from Negative to Stable.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At December 31, 2007, these core deposits, in aggregate, constituted 88.1% of consolidated deposits, compared with 87.7% of consolidated deposits at December 31, 2006. For 2007, deposit increases resulted in net cash inflows of $931 million which primarily resulted from a $978 million increase in Internet money market deposits.

The FHLB system is also a significant source of liquidity for the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For 2007, the activity in short-term FHLB borrowings resulted in a net cash inflow of $2,664 million. Amounts of unused lines of credit available for additional FHLB advances totaled $3.5 billion at December 31, 2007. An additional $1.3 billion could be borrowed upon the pledging of additional available collateral. Borrowings from the FHLB may increase in the future, depending on availability of funding from other sources such as deposits. However, the subsidiary banks must maintain their FHLB memberships to continue accessing this source of funding.

In December 2007, the Federal Reserve Board announced a new program to make 28 day loans to banks in the United States and to foreign banks through foreign central banks. These loans are made using an auction process. Zions Bank is currently participating in this new program and will continue to do so as long as money can be borrowed at an attractive rate. The amount that can be borrowed is based upon the amount of collateral that has been pledged to the Federal Reserve Bank. At December 31, 2007, $450 million in borrowings were outstanding at Zions Bank under this program. At December 31, 2007, the amount available for additional Federal Reserve borrowings was approximately $2.3 billion. An additional $5.7 billion could be borrowed upon the pledging of additional available collateral.

Zions Bank has in prior years used asset securitizations to sell loans and provide a flexible alternative source of funding. As a QSPE securities conduit sponsored by Zions Bank, Lockhart has purchased and held credit-enhanced securitized assets resulting from certain small business loan securitizations. Zions Bank provides a liquidity facility to Lockhart for a fee. Lockhart purchases floating-rate U.S. government and AAA-rated securities, including securities resulting from Zions Bank’s small business loan securitizations, with funds from the issuance of commercial paper.

Due to the disruptions in the asset-backed commercial paper markets that began in August 2007 and continued into 2008, Lockhart was unable to issue commercial paper sufficient to fund its assets and the Company and its banks purchased Lockhart commercial paper and held it on their balance sheets. The Company was also required to purchase assets under the Liquidity Agreement due to security ratings downgrades and the inability of Lockhart to issue commercial paper. See “Off-Balance Sheet Arrangements” beginning on page 85 for information about Lockhart and the Liquidity Agreement. This includes details of the purchase of commercial paper and securities and the possible effect on the Company’s liquidity and capital ratios if Lockhart was required to be consolidated or the Company was required to purchase its remaining securities.

While not considered a primary source of funding, the Company’s investment activities can also provide or use cash, depending on the asset-liability management posture that is being observed. For 2007, investment securities activities resulted in net cash outflows of $414 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For 2007, loan growth resulted in a net cash outflow of $3.9 billion compared to $4.9 billion in 2006. We expect that loans will continue to be a use of funding rather than a source in 2008.

Operational Risk Management

Operational risk is the potential for unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. In its ongoing efforts to identify and manage operational risk, the Company has created a Corporate Risk Management Department whose responsibility is to help Company management identify and assess key risks and monitor the key internal controls and processes that the Company has in place to mitigate operational risk. We have documented controls and the Control Self Assessment related to financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the Federal Deposit Insurance Corporation Improvement Act of 1991.

To manage and minimize its operating risk, the Company has in place transactional documentation requirements, systems and procedures to monitor transactions and positions, regulatory compliance reviews, and periodic reviews by the Company’s internal audit and credit examination departments. In addition, reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. Further, we maintain contingency plans and systems for operations support in the event of natural or other disasters. Efforts are underway to improve the Company’s oversight at operational risk, including enhancement of risk-control self assessments and of antifraud measures.

CAPITAL MANAGEMENT

The Board of Directors is responsible for approving the policies associated with capital management. The Board has established the Capital Management Committee (“CMC”) whose primary responsibility is to recommend and administer the approved capital policies that govern the capital management of the Company. Other major CMC responsibilities include:

•

Setting overall capital targets within the Board approved policy, monitoring performance and recommending changes to capital including dividends, common stock repurchases, subordinated debt, or to major strategies to maintain the Company and its bank subsidiaries at well capitalized levels; and

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

In December 2006, the Company resumed its common stock repurchase plan, which had been suspended since July 2005 because of the Amegy acquisition. On December 11, 2006, the Board authorized a $400 million repurchase program. The Company repurchased and retired 3,933,128 shares of its common stock in 2007 at a total cost of $318.8 million and an average per share price of $81.04 under this share repurchase authorization. The remaining authorized amount for share repurchases as of December 31, 2007 was $56.3 million. The Company has not repurchased any shares since August 16, 2007 and suspended its common stock repurchase program in order to conserve capital due to the continuing capital market disruptions and uncertainties regarding economic conditions in 2008. The Company does not currently expect to resume repurchases of its common stock until late 2008 or beyond, depending on economic conditions and the Company’s financial performance.

In 2006, common stock repurchases under repurchase plans totaled 308,359 shares at a total cost of $25.0 million. The Company also repurchased $3.2 million in 2007 and $1.5 million in 2006 of shares related to the Company’s restricted stock employee compensation program.

During its January 2008 meeting, the Board of Directors declared a dividend of $0.43 per common share payable on February 20, 2008 to shareholders of record on February 6, 2008. The Company paid dividends in 2007 of $1.68 per common share compared with $1.47 per share in 2006 and $1.44 per share in 2005.

In 2007, the Company paid dividends of $181.3 million on its common stock and used $322.0 million to repurchase common stock of the Company. In total, we returned to shareholders $503.3 million out of total net income of $493.7 million or 101.9%. The Company paid $157.0 million in dividends on common stock in 2006, and used $26.5 million to repurchase shares of the Company’s common stock. In total, we returned to shareholders $183.5 million out of total net income of $583.1 million, or 31.5%.

Total shareholders’ equity at December 31, 2007 increased to $5.3 billion, an increase of 6.1% over the $5.0 billion at December 31, 2006. Tangible equity including noncumulative preferred stock was $3.1 billion at the end of 2007 and $2.9 billion at the end of 2006.

On December 7, 2006, the Company issued $240 million of Depositary Shares. The 9,600,000 Depositary Shares each represent a 1/40th ownership interest in a share of Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock. The issuance was priced at an annual rate equal to the greater of three-month LIBOR plus 0.52%, or 4%. The Series A Preferred Stock is not redeemable prior to December 15, 2011. On and after that date, the Series A Preferred Stock will be redeemable, in whole at any time or in part from time to time, at a redemption price equal to $1,000 per share (equivalent to $25 per depositary share), plus any declared and unpaid dividends, without accumulation of any undeclared dividends.

The Company declared preferred stock dividends of $14.3 million during 2007 compared to $3.8 million during 2006.

The Company has stated that its long-term target for its tangible equity ratios is 6.25 - 6.50%. The Company’s capital ratios were as follows at December 31, 2007 and 2006:

SCHEDULE 45

CAPITAL RATIOS

	December 31,		Percentage required to be well capitalized
	2007	2006

Tangible equity ratio	6.17%	6.51%	na
Tangible common equity ratio	5.70	5.98	na
Average equity to average assets	10.74	10.19	na

Risk-based capital ratios:
Tier 1 leverage	7.37	7.86	5.00%
Tier 1 risk-based capital	7.57	7.98	6.00
Total risk-based capital	11.68	12.29	10.00

The decreased capital ratios at December 31, 2007 compared to December 31, 2006 reflect the impact of the strong loan growth during the year, common stock repurchases, and the lower earnings for 2007.

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

In September 2006, the U.S. banking regulators issued an interagency Advance Notice of Proposed Rulemaking (“NPR”) with regard to the U.S. implementation of the Basel II framework. Published in December 2007, the final rule requires banks with over $250 billion in consolidated total assets or on-balance sheet foreign exposure of $10 billion (core banks) to adopt the Advanced Approach of Basel II while allowing other banks to elect to “opt in.” We do not currently expect to be an early “opt in” bank holding company, as the Company does not have in place the data collection and analytical capabilities necessary to adopt the Advanced Approach. However, we believe that the competitive advantages afforded to companies that do adopt the Advanced Approach may make it necessary for the Company to elect to “opt in” at some point, and we have begun investing in the required capabilities and required data.

Also, in July 2007, the U.S. banking regulators agreed to issue a proposed rule that would provide noncore banks with the option of adopting the Standardized Approach proposed in Basel II. This replaces the proposed Basel 1A framework, which has been withdrawn. While the Advanced Approach uses sophisticated mathematical models to measure and assign capital to specific risks, the Standardized Approach categorizes risks by type and then assigns capital requirements. Following the publication of the proposed rule, the Company will evaluate the benefit of adopting the Standardized Approach.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A beginning on page 98 and is hereby incorporated by reference.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2007, and has also issued an attestation report, which is included herein, on internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board (“PCAOB”).

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation

We have audited Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zions Bancorporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of Zions Bancorporation and subsidiaries’ internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Zions Bancorporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

Salt Lake City, Utah

February 28, 2008

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation

We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zions Bancorporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 14, 15, and 17 to the financial statements, Zions Bancorporation and subsidiaries adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, during 2007 and Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

Salt Lake City, Utah

February 28, 2008

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In thousands, except share amounts)	2007	2006

ASSETS
Cash and due from banks	$1,855,155	1,938,810
Money market investments:
Interest-bearing deposits and commercial paper	726,446	43,203
Federal funds sold	102,225	55,658
Security resell agreements	671,537	270,415
Investment securities:
Held-to-maturity, at cost (approximate fair value $702,148 and $648,828)	704,441	653,124
Available-for-sale, at fair value	5,134,610	5,050,907
Trading account, at fair value (includes $741 and $34,494 transferred as collateral under repurchase agreements)	21,849	63,436

	5,860,900	5,767,467
Loans:
Loans held for sale	207,943	252,818
Loans and leases	39,044,163	34,566,118

	39,252,106	34,818,936
Less:
Unearned income and fees, net of related costs	164,327	151,380
Allowance for loan losses	459,376	365,150

Loans and leases, net of allowance	38,628,403	34,302,406

Other noninterest-bearing investments	1,034,412	1,022,383
Premises and equipment, net	655,712	609,472
Goodwill	2,009,513	1,900,517
Core deposit and other intangibles	149,493	162,134
Other real estate owned	15,201	9,250
Other assets	1,238,417	888,511

	$52,947,414	46,970,226

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$9,618,300	10,010,310
Interest-bearing:
Savings and money market	14,812,062	14,673,478
Internet money market	2,163,014	1,185,409
Time under $100,000	2,562,363	2,257,967
Time $100,000 and over	4,391,588	4,302,056
Foreign	3,375,426	2,552,526

	36,922,753	34,981,746

Securities sold, not yet purchased	224,269	175,993
Federal funds purchased	2,463,460	1,993,483
Security repurchase agreements	1,298,112	934,057
Other liabilities	644,375	621,922
Commercial paper	297,850	220,507
Federal Home Loan Bank advances and other borrowings:
One year or less	3,181,990	517,925
Over one year	127,612	137,058
Long-term debt	2,463,254	2,357,721

Total liabilities	47,623,675	41,940,412

Minority interest	30,939	42,791
Shareholders’ equity:
Capital stock:
Preferred stock, without par value, authorized 3,000,000 shares:
Series A (liquidation preference $1,000 per share); issued and outstanding 240,000 shares	240,000	240,000
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 107,116,505 and 106,720,884 shares	2,212,237	2,230,303
Retained earnings	2,910,692	2,602,189
Accumulated other comprehensive income (loss)	(58,835)	(75,849)
Deferred compensation	(11,294)	(9,620)

Total shareholders’ equity	5,292,800	4,987,023

	$52,947,414	46,970,226

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands, except per share amounts)	2007	2006	2005
Interest income:
Interest and fees on loans	$2,823,382	2,438,324	1,595,916
Interest on loans held for sale	14,867	16,442	9,814
Lease financing	21,683	18,290	16,079
Interest on money market investments	43,699	24,714	31,682
Interest on securities:
Held-to-maturity – taxable	8,997	8,861	7,331
Held-to-maturity – nontaxable	25,150	22,909	24,005
Available-for-sale – taxable	255,039	272,252	201,628
Available-for-sale – nontaxable	9,200	8,630	3,931
Trading account	3,309	7,699	19,870

Total interest income	3,205,326	2,818,121	1,910,256

Interest expense:
Interest on savings and money market deposits	479,366	405,269	220,604
Interest on time and foreign deposits	472,353	315,569	119,720
Interest on short-term borrowings	218,696	164,335	92,149
Interest on long-term borrowings	152,959	168,224	116,433

Total interest expense	1,323,374	1,053,397	548,906

Net interest income	1,881,952	1,764,724	1,361,350
Provision for loan losses	152,210	72,572	43,023

Net interest income after provision for loan losses	1,729,742	1,692,152	1,318,327

Noninterest income:
Service charges and fees on deposit accounts	183,550	160,774	124,453
Loan sales and servicing income	38,503	54,193	77,822
Other service charges, commissions and fees	196,815	171,767	116,688
Trust and wealth management income	36,532	29,970	22,175
Income from securities conduit	18,176	32,206	34,966
Dividends and other investment income	50,914	39,918	30,040
Trading and nonhedge derivative income	3,081	18,501	15,714
Equity securities gains (losses), net	17,719	17,841	(1,312)
Fixed income securities gains, net	3,019	6,416	2,462
Impairment losses on available-for-sale securities and valuation losses on securities purchased from Lockhart Funding	(158,208)	–	(1,617)
Other	22,243	19,623	15,562

Total noninterest income	412,344	551,209	436,953

Noninterest expense:
Salaries and employee benefits	799,884	751,679	573,902
Occupancy, net	107,438	99,607	77,393
Furniture and equipment	96,452	88,725	68,190
Legal and professional services	43,829	40,134	34,804
Postage and supplies	36,512	33,076	26,839
Advertising	26,920	26,465	21,364
Debt extinguishment cost	89	7,261	–
Impairment losses on long-lived assets	–	1,304	3,133
Restructuring charges	–	17	2,443
Merger related expense	5,266	20,461	3,310
Amortization of core deposit and other intangibles	44,895	43,000	16,905
Provision for unfunded lending commitments	1,836	1,248	3,425
Other	241,467	217,460	181,083

Total noninterest expense	1,404,588	1,330,437	1,012,791

Impairment loss on goodwill	–	–	602

Income before income taxes and minority interest	737,498	912,924	741,887
Income taxes	235,737	317,950	263,418
Minority interest	8,016	11,849	(1,652)

Net income	493,745	583,125	480,121
Preferred stock dividend	14,323	3,835	–

Net earnings applicable to common shareholders	$479,422	579,290	480,121

Weighted average common shares outstanding during the year:
Basic shares	107,365	106,057	91,187
Diluted shares	108,523	108,028	92,994

Net earnings per common share:
Basic	$4.47	5.46	5.27
Diluted	4.42	5.36	5.16

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND

    COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands, except share and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Total shareholders’ equity
		Shares	Amount

Balance, December 31, 2004	$–	89,829,947	$972,065	1,830,064	(7,932)	(4,218)	2,789,979
Comprehensive income:
Net income				480,121			480,121
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests					(28,380)
Foreign currency translation					(1,507)
Reclassification for net realized gains on investments recorded in operations					(659)
Net unrealized losses on derivative instruments					(40,771)
Minimum pension liability					(3,794)

Other comprehensive loss					(75,111)		(75,111)

Total comprehensive income							405,010
Stock redeemed and retired		(1,178,880)	(82,211)				(82,211)
Net stock options exercised and restricted stock issued		2,001,876	113,290				113,290
Common and restricted stock issued and stock options assumed in acquisition		14,494,619	1,153,588			(3,906)	1,149,682
Cash dividends on common stock, $1.44 per share				(130,300)			(130,300)
Change in deferred compensation						(8,186)	(8,186)

Balance, December 31, 2005	–	105,147,562	2,156,732	2,179,885	(83,043)	(16,310)	4,237,264

Comprehensive income:
Net income				583,125			583,125
Other comprehensive income, net of tax:
Net realized and unrealized holding losses on investments and retained interests					(7,684)
Foreign currency translation					715
Reclassification for net realized gains on investments recorded in operations					(630)
Net unrealized gains on derivative instruments					8,548
Pension and postretirement					6,245

Other comprehensive income					7,194		7,194

Total comprehensive income							590,319
Issuance of preferred stock	240,000		(4,167)				235,833
Stock redeemed and retired		(326,639)	(26,483)				(26,483)
Net stock options exercised and restricted stock issued		1,899,961	91,647				91,647
Reclassification of deferred compensation, adoption of SFAS 123R			(11,111)			11,111	–
Share-based compensation			23,685				23,685
Dividends declared on preferred stock				(3,835)			(3,835)
Cash dividends on common stock, $1.47 per share				(156,986)			(156,986)
Change in deferred compensation						(4,421)	(4,421)

Balance, December 31, 2006	240,000	106,720,884	2,230,303	2,602,189	(75,849)	(9,620)	4,987,023

Cumulative effect of change in accounting principle, adoption of FIN 48				10,408			10,408
Comprehensive income:
Net income				493,745			493,745
Other comprehensive income, net of tax:
Net realized and unrealized holding losses on investments and retained interests					(181,815)
Foreign currency translation					(6)
Reclassification for net realized losses on investments recorded in operations					91,426
Net unrealized gains on derivative instruments					106,929
Pension and postretirement					480

Other comprehensive income					17,014		17,014

Total comprehensive income							510,759
Stock redeemed and retired		(3,973,234)	(322,025)				(322,025)
Net stock options exercised and restricted stock issued		1,768,738	70,278				70,278
Common stock issued in acquisition		2,600,117	206,075				206,075
Share-based compensation			27,606				27,606
Dividends declared on preferred stock				(14,323)			(14,323)
Cash dividends on common stock, $1.68 per share				(181,327)			(181,327)
Change in deferred compensation						(1,674)	(1,674)

Balance, December 31, 2007	$240,000	107,116,505	$2,212,237	2,910,692	(58,835)	(11,294)	5,292,800

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$493,745	583,125	480,121
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment and valuation losses on securities, goodwill and long lived assets	158,208	1,304	5,352
Debt extinguishment cost	89	7,261	–
Provision for loan losses	152,210	72,572	43,023
Depreciation of premises and equipment	76,436	75,603	61,163
Amortization	48,537	49,445	39,504
Deferred income tax expense (benefit)	(158,702)	9,368	(32,362)
Share-based compensation	28,274	24,358	–
Excess tax benefits from share-based compensation	(11,815)	(14,689)	–
Gain (loss) allocated to minority interest	8,016	11,849	(1,652)
Equity securities losses (gains), net	(17,719)	(17,841)	1,312
Fixed income securities gains, net	(3,019)	(6,416)	(2,462)
Net decrease in trading securities	41,587	38,126	188,508
Principal payments on and proceeds from sales of loans held for sale	1,166,724	1,150,692	987,324
Additions to loans held for sale	(1,230,790)	(1,119,723)	(911,287)
Net gains on sales of loans, leases and other assets	(17,243)	(26,548)	(50,191)
Income from increase in cash surrender value of bank-owned life insurance	(26,560)	(26,638)	(18,921)
Change in accrued income taxes	20,176	27,305	15,611
Change in accrued interest receivable	(7,521)	(42,498)	(22,922)
Change in other assets	44,177	89,164	(98,903)
Change in other liabilities	(7,697)	114,288	65,505
Change in accrued interest payable	(3,576)	31,020	10,085
Other, net	(20,637)	8,155	(4,614)

Net cash provided by operating activities	732,900	1,039,282	754,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	(829,632)	297,466	89,273
Proceeds from maturities of investment securities held-to-maturity	112,670	128,358	129,916
Purchases of investment securities held-to-maturity	(140,460)	(131,356)	(137,844)
Proceeds from sales of investment securities available-for-sale	795,915	671,706	601,836
Proceeds from maturities of investment securities available-for-sale	3,355,414	2,338,383	882,576
Purchases of investment securities available-for-sale	(4,537,371)	(2,777,647)	(1,327,688)
Proceeds from sales of loans and leases	68,579	218,104	1,200,692
Net increase in loans and leases	(3,907,965)	(4,855,115)	(3,619,401)
Net decrease (increase) in other noninterest-bearing investments	62,234	(28,864)	(15,294)
Proceeds from sales of premises and equipment and other assets	12,137	3,632	5,331
Purchases of premises and equipment	(103,223)	(122,432)	(67,995)
Proceeds from sales of other real estate owned	9,977	39,607	16,768
Net cash received from (paid for) acquisitions	27,263	(13,145)	(173,642)
Net cash received (paid) for net assets/liabilities on branches sold	11,174	–	(16,076)
Net cash received from sale of subsidiary	6,995	–	–

Net cash used in investing activities	(5,056,293)	(4,231,303)	(2,431,548)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)	2007	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$931,098	2,339,338	2,995,165
Net change in short-term funds borrowed	3,743,292	1,182,425	(933,191)
Proceeds from FHLB advances and other borrowings over one year	–	4,962	3,285
Payments on FHLB advances and other borrowings over one year	(9,446)	(102,392)	(2,233)
Proceeds from issuance of long-term debt	296,289	395,000	595,134
Debt issuance costs	(62)	(597)	(3,468)
Payments on long-term debt	(274,957)	(529,963)	(35)
Debt extinguishment cost	(89)	(7,261)	–
Proceeds from issuance of preferred stock	–	235,833	–
Proceeds from issuance of common stock	59,473	79,511	90,800
Payments to redeem common stock	(322,025)	(26,483)	(82,211)
Excess tax benefits from share-based compensation	11,815	14,689	–
Dividends paid on preferred stock	(14,323)	(3,835)	–
Dividends paid on common stock	(181,327)	(156,986)	(130,300)

Net cash provided by financing activities	4,239,738	3,424,241	2,532,946

Net increase (decrease) in cash and due from banks	(83,655)	232,220	855,592
Cash and due from banks at beginning of year	1,938,810	1,706,590	850,998

Cash and due from banks at end of year	$1,855,155	1,938,810	1,706,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,318,356	1,022,260	529,010
Income taxes	355,685	273,154	257,850
Noncash items:
Loans transferred to securities resulting from securitizations	–	–	42,431
Loans transferred to other real estate owned	22,701	29,342	17,127
Acquisitions:
Common stock issued	206,075	–	1,089,440
Assets acquired	1,348,233	–	8,886,049
Liabilities assumed	1,142,158	–	7,126,844

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Zions Bancorporation (“the Parent”) is a financial holding company headquartered in Salt Lake City, Utah, which provides a full range of banking and related services through its banking subsidiaries in ten Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). Amegy and its parent, Amegy Bancorporation, Inc., were acquired effective December 3, 2005. TCBO was opened in October 2005 and is not expected to have a material effect on consolidated operations for several years. The Parent also owns and operates certain nonbank subsidiaries that engage in the development and sale of financial technologies and related services, including NetDeposit, Inc. (“NetDeposit”) and P5, Inc. (“P5”).

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and prevailing practices within the financial services industry. This includes the guidance in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised from FIN 46. FIN 46R requires consolidation of a variable interest entity (“VIE”) when a company is the primary beneficiary of the VIE. As described in Note 6, Zions Bank holds variable interests in securitization structures. All of these structures are qualifying special-purpose entities, which are exempt from the consolidation requirements of FIN 46R.

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

Security Resell Agreements

Security resell agreements represent overnight and term agreements, the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either the Company or, in some instances, third parties on our behalf take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as a liability and included in the balance sheet as securities sold, not yet purchased. As of December 31, 2007, we held approximately $672 million of securities for which we were permitted by contract to sell or repledge. The majority of these securities have been either pledged or otherwise transferred to others in connection with our financing activities, or to satisfy our commitments under short sales. Security resell agreements averaged approximately $474 million during 2007, and the maximum amount outstanding at any month-end during 2007 was $683 million.

Investment Securities

We classify our investment securities according to their purpose and holding period. Gains or losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

Held-to-maturity debt securities are stated at cost, net of unamortized premiums and unaccreted discounts. The Company has the intent and ability to hold such securities to maturity. Debt securities held for investment and marketable equity securities not accounted for under the equity method of accounting are classified as available-for-sale and recorded at fair value. Unrealized gains and losses of available-for-sale securities, after applicable taxes, are recorded as a component of other comprehensive income. Any declines in the value of debt securities and marketable equity securities that are considered other-than-temporary are recorded in noninterest income. The review for other-than-temporary impairment takes into account the severity and duration of the impairment, recent events specific to the issuer or industry, fair value in relationship to cost, extent and nature of change in fair value, creditworthiness of the issuer including external credit ratings and recent downgrades, trends and volatility of earnings, current analysts’ evaluations, and other key measures. In addition, we assess the Company’s intent and ability to hold the security for a period of time sufficient for a recovery in value, which may be maturity, taking into account our balance sheet management strategy and consideration of current and future market conditions.

Securities acquired for short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses are recorded in trading income.

The fair values of available-for-sale and trading securities are generally based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for comparable securities or a discounted cash flow model based on established market rates.

Loans

Loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred fees net of deferred direct loan origination costs, is amortized to interest income over the life of the loan using the interest method. Interest income is recognized on an accrual basis.

Loans held for sale are carried at the lower of aggregate cost or fair value. Gains and losses are recorded in noninterest income based on the difference between sales proceeds and carrying value.

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

When a loan has been identified as being impaired, the amount of impairment will be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when appropriate, the loan’s observable fair value or the fair value of the collateral (less any selling costs) if the loan is collateral-dependent.

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

Other Real Estate Owned

Other real estate owned consists principally of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. Amounts are recorded at the lower of cost or market (less any selling costs) based on property appraisals at the time of transfer and periodically thereafter.

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

In addition to the segment evaluations, nonaccrual loans graded substandard or doubtful with an outstanding balance of $500 thousand or more are individually evaluated as impaired loans based on the facts and circumstances of the loan to determine if a specific allowance amount may be necessary. Specific allowances may also be established for loans whose outstanding balances are below the above threshold when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan segment.

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

Nonmarketable Securities

Nonmarketable securities are included in other noninterest-bearing investments on the balance sheet. These securities include certain venture capital securities and securities acquired for various debt and regulatory requirements. Nonmarketable venture capital securities are reported at estimated fair values, in the absence of readily ascertainable fair values. Changes in fair value and gains and losses from sales are recognized in noninterest income. The values assigned to the securities where no market quotations exist are based upon available information and may not necessarily represent amounts that will ultimately be realized. Such estimated amounts depend on future circumstances and will not be realized until the individual securities are liquidated. The valuation procedures applied include consideration of economic and market conditions, current and projected financial performance of the investee company, and the investee company’s management team. We believe that the cost of an investment is initially the best indication of estimated fair value unless there have been significant subsequent positive or negative developments that justify an adjustment in the fair value estimate. Other nonmarketable securities acquired for various debt and regulatory requirements are accounted for at cost.

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

Business Combinations

Business combinations are accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under this guidance, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition. Any excess of the cost of acquisition over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Results of operations of the acquired business are included in the statement of income from the date of acquisition.

Goodwill and Identifiable Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets deemed to have indefinite lives are not amortized. Such assets are subject to annual specified impairment tests. Core deposit assets and other intangibles with finite useful lives are generally amortized on an accelerated basis using an estimated useful life of up to 12 years.

Derivative Instruments

We use derivative instruments including interest rate swaps and basis swaps as part of our overall asset and liability duration and interest rate risk management strategy. These instruments enable us to manage desired asset and liability duration and to reduce interest rate exposure by matching estimated repricing periods of interest-sensitive assets and liabilities. We also execute derivative instruments with commercial banking customers to facilitate their risk management strategies. These derivatives are immediately hedged by offsetting derivatives such that we minimize our net risk exposure as a result of such transactions. As required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we record all derivatives at fair value in the balance sheet as either other assets or other liabilities. See further discussion in Note 7.

Commitments and Letters of Credit

In the ordinary course of business, we enter into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments, when indistinguishable from the underlying funded loan, is considered in our determination of the allowance for loan losses. Other liabilities in the balance sheet include the reserve for unfunded lending commitments that is distinguishable and related to undrawn commitments to extend credit.

Share-Based Compensation

Share-based compensation generally includes grants of stock options and restricted stock to employees and nonemployee directors. We account for share-based payments, including stock options, in accordance with SFAS No. 123R, Share-Based Payment, and recognize them in the statement of income based on their fair values. See further discussion in Note 17.

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

Unrecognized tax benefits for uncertain tax positions relate primarily to state tax contingencies and are accounted for and disclosed in accordance with FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. We adopted FIN 48 effective January 1, 2007. See further discussion in Note 15.

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

2.     OTHER RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company will adopt SFAS No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value, and enhances disclosures about fair value measurements. Adoption of SFAS 157 has been delayed one year for the measurement of all nonfinancial assets and nonfinancial liabilities. The Company does not expect that the adoption of SFAS 157 will have a material effect on the consolidated financial statements. SFAS 159 allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement with changes in fair value included in earnings. The option may be applied instrument by instrument, but is on an irrevocable basis. The Company has determined to apply the fair value option to one available-for-sale trust preferred REIT CDO security and three retained interests on selected small business loan securitizations. In conjunction with the adoption of SFAS 159 on the selected REIT CDO security, the Company plans to implement a directional hedging program in an effort to hedge the credit exposure the Company has to homebuilders in its REIT CDO portfolio. The cumulative effect of adopting SFAS 159 is estimated to reduce the beginning balance of retained earnings at January 1, 2008 by approximately $11.5 million, comprised of a decrease of $11.7 million for the REIT CDO and an increase of $0.2 million for the three retained interests.

On December 4, 2007, the FASB issued SFAS No 141 (revised 2007), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. Both Statements are effective for the first annual reporting period after December 31, 2008. Generally, adoption is prospective and early adoption is not permitted.

In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, Offsetting of Amounts Related to Certain Contracts. FSP FIN 39-1 permits entities to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. This new accounting guidance is effective for fiscal years beginning after November 15, 2007, with early application permitted. Management is evaluating the impact this FSP may have on the Company’s financial statements.

Additional recent accounting pronouncements are discussed where applicable throughout the Notes to Consolidated Financial Statements.

3.    MERGER AND ACQUISITION ACTIVITY

Effective September 6, 2007, Amegy completed its acquisition for cash of Intercontinental Bank Shares Corporation (“Intercon”), including three branches located in San Antonio, Texas. Approximately $8.5 million in goodwill, $58 million in loans, and $105 million in deposits, including $98 million in core deposits, were added to the Company’s balance sheet.

On January 17, 2007, we completed the acquisition of The Stockmen’s Bancorp, Inc. (“Stockmen’s”), headquartered in Kingman, Arizona. As of the date of acquisition, Stockmen’s had approximately $1.2 billion of total assets, $1.1 billion of total deposits, and a total of 43 branches – 32 in Arizona and 11 in central California. Consideration of approximately $206.1 million consisted of 2.6 million shares of the Company’s common stock plus a small amount of cash paid for fractional shares. Stockmen’s parent company merged into the Parent and Stockmen’s banking subsidiary merged into NBA. Effective November 2, 2007, NBA completed the sale of the 11 California branches, which included approximately $169 million of loans and $190 million of deposits, resulting in no gain or loss. As of December 31, 2007, after giving effect to the sale of the branches, the acquisition resulted in approximately $106.1 million of goodwill and $30.6 million of core deposit and other intangibles.

For 2007, merger related expense of $5.3 million consisted of $3.8 million for the Amegy and Intercon acquisitions, of which $2.8 million related to Amegy employment and retention agreements as the employees continued to render service. Approximately $1.0 million remains to be charged to operations in 2008 for these employment agreements. The remaining $1.5 million in 2007 was for the Stockmen’s acquisition. For 2006 and 2005, substantially all of the $20.5 million and $3.3 million, respectively, related to the Amegy acquisition.

In October 2006, we acquired the remaining minority interests of P5, a provider of web-based claims reconciliation services. We had previously owned a majority interest in this investment. Net cash consideration of approximately $23.5 million was allocated $17.5 million to goodwill and $6.0 million to other intangible assets.

4.    INVESTMENT SECURITIES

Investment securities are summarized as follows (in thousands):

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$704,441	5,811	8,104	702,148

Available-for-sale
U.S. Treasury securities	$52,281	731	12	53,000
U.S. government agencies and corporations:
Agency securities	629,240	1,684	5,002	625,922
Agency guaranteed mortgage-backed securities	764,771	4,523	6,284	763,010
Small Business Administration loan-backed securities	788,509	505	18,134	770,880
Asset-backed securities:
Trust preferred securities – banks and insurance	2,123,090	6,369	110,332	2,019,127
Trust preferred securities – real estate investment trusts	155,935	–	61,907	94,028
Small business loan-backed	182,924	318	1,168	182,074
Other	226,460	4,374	176	230,658
Municipal securities	220,159	1,881	71	221,969

	5,143,369	20,385	203,086	4,960,668
Other securities:
Mutual funds	173,159	–	–	173,159
Stock	763	20	–	783

	$5,317,291	20,405	203,086	5,134,610

	December 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$653,124	3,521	7,817	648,828

Available-for-sale
U.S. Treasury securities	$42,546	268	375	42,439
U.S. government agencies and corporations:
Agency securities	782,480	235	9,241	773,474
Agency guaranteed mortgage-backed securities	900,673	2,188	9,266	893,595
Small Business Administration loan-backed securities	907,372	2,387	8,355	901,404
Asset-backed securities:
Trust preferred securities – banks and insurance	1,623,364	16,325	29,463	1,610,226
Trust preferred securities – real estate investment trusts	204,445	–	3,196	201,249
Small business loan-backed	194,164	679	1,374	193,469
Other	7,360	1,817	–	9,177
Municipal securities	225,839	1,651	134	227,356

	4,888,243	25,550	61,404	4,852,389
Other securities:
Mutual funds	192,635	–	–	192,635
Stock	3,426	2,457	–	5,883

	$5,084,304	28,007	61,404	5,050,907

The amortized cost and estimated fair value of investment debt securities as of December 31, 2007 by contractual maturity are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Held-to-maturity		Available-for-sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$53,955	53,745	837,850	832,976
Due after one year through five years	235,613	236,510	1,147,594	1,139,921
Due after five years through ten years	189,585	191,691	494,282	490,323
Due after ten years	225,288	220,202	2,663,643	2,497,448

	$704,441	702,148	5,143,369	4,960,668

The following is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the securities have been in an unrealized loss position (in thousands):

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$6,308	49,252	1,796	167,971	8,104	217,223

Available-for-sale
U.S. Treasury securities	$12	18,904	–	–	12	18,904
U.S. government agencies and corporations:
Agency securities	19	15,219	4,983	153,465	5,002	168,684
Agency guaranteed mortgage-backed securities	571	82,323	5,713	345,593	6,284	427,916
Small Business Administration loan-backed securities	1,571	132,774	16,563	544,872	18,134	677,646
Asset-backed securities:
Trust preferred securities – banks and insurance	80,340	1,530,433	29,992	403,463	110,332	1,933,896
Trust preferred securities – real estate investment trusts	61,907	60,869	–	–	61,907	60,869
Small business loan-backed	289	61,472	879	41,405	1,168	102,877
Other	176	188,247	–	–	176	188,247
Municipal securities	10	1,745	61	3,729	71	5,474

	$144,895	2,091,986	58,191	1,492,527	203,086	3,584,513

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$762	81,497	7,055	291,781	7,817	373,278

Available-for-sale
U.S. Treasury securities	$32	21,648	343	19,712	375	41,360
U.S. government agencies and corporations:
Agency securities	1,088	284,179	8,153	255,988	9,241	540,167
Agency guaranteed mortgage-backed securities	2,536	185,137	6,730	377,427	9,266	562,564
Small Business Administration loan-backed securities	3,031	337,503	5,324	324,998	8,355	662,501
Asset-backed securities:
Trust preferred securities – banks and insurance	2,010	241,506	27,453	694,835	29,463	936,341
Trust preferred securities – real estate investment trusts	1,586	90,859	1,610	75,390	3,196	166,249
Small business loan-backed	–	–	1,374	104,902	1,374	104,902
Municipal securities	39	15,564	95	2,597	134	18,161

	$10,322	1,176,396	51,082	1,855,849	61,404	3,032,245

The preceding disclosure of unrealized losses and the following discussion are presented pursuant to FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, issued in November 2005, and EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP FAS 115-1 replaces the impairment evaluation guidance (paragraphs 10-18) of EITF 03-1; however, the disclosure requirements of EITF 03-1 remain in effect. The FSP addresses the determination of when an investment is considered impaired, whether the impairment is considered other-than-temporary, and the measurement of an impairment loss. The FSP also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made.

U.S. Treasury securities

Unrealized losses relate to U.S. Treasury notes and were caused by changes in interest rates. The contractual terms of these investments range from less than one year to five years. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

U.S. Government agencies and corporations

Agency securities: Unrealized losses were caused by changes in interest rates. The agency securities consist of discount notes and medium term notes issued by the Federal Agricultural Mortgage Corporation (“FAMC”), Federal Home Loan Bank (“FHLB”), Federal Farm Credit Bank and Federal Home Loan Mortgage Corporation (“FHLMC”). These securities are fixed rate and were purchased at premiums or discounts. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Agency guaranteed mortgage-backed securities: Unrealized losses were caused by changes in interest rates. The agency mortgage-backed securities are comprised largely of fixed and variable rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), FAMC or FHLMC. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Small Business Administration (“SBA”) loan-backed securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Asset-backed securities

Trust preferred securities – banks and insurance: These collateralized debt obligation (“CDO”) securities are investment grade rated pools of trust preferred securities related to banks and insurance companies. They are purchased at both fixed and variable rates generally at par. Unrealized losses were caused mainly by the following factors: (1) widening of credit spreads for asset-backed securities; (2) general illiquidity in the market for CDOs; (3) global disruptions in 2007 in the credit markets; and (4) increased supply of CDO secondary market securities from distressed sellers. These securities are reviewed quarterly according to our policy discussed in Note 1 to assess credit quality and to determine if any impairment is other-than-temporary. As a result of our review which noted no decline in fair value attributable to credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Trust preferred securities – real estate investment trusts (“REITs”): These CDO securities are rated pools of trust preferred securities related to real estate investment trusts. They are purchased at both fixed and variable rates generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder loans in 2007 in addition to the same factors previously discussed for banks and insurance CDOs. Theses securities are reviewed quarterly according to our policy to assess credit quality and to determine if any impairment is other-than-temporary. As a result of our review, we recognized a pretax charge of approximately $108.6 million in the fourth quarter of 2007 for eight of these securities that were deemed to be other-than-temporarily impaired. This amount is included in the statement of income with the $158.2 million of “Impairment losses on available-for-sale securities and valuation losses on securities purchased from Lockhart Funding.” Based on all available information, we do not consider the remaining securities to be other-than-temporarily impaired at December 31, 2007.

Small business loan-backed: These securities are also comprised of variable rate unrated commercial mortgage-backed securities from small business loan securitizations made by Zions Bank. The securities from the small business loan securitizations are reviewed quarterly according to our policy to assess credit quality and to determine if any impairment is other-than-temporary. Based on the above analysis and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Other asset-backed securities: The majority of these CDO securities were purchased from Lockhart in December 2007 as discussed in Note 6 and were adjusted to fair value. Approximately $112 million consist of certain structured asset-backed CDOs (“ABS CDOs”) (also known as diversified structured finance CDOs) which have minimal exposure to subprime and home equity mortgage securitizations. Approximately $28 million of the collateral backing the ABS CDOs is subprime mortgage securitizations and $16 million is home equity credit line securitizations. They will be reviewed quarterly according to our policy to assess credit quality and determine if any impairment is other-than-temporary. Based on the above analysis and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Municipal securities

We classify these securities issued by state and political subdivisions as held-to-maturity (“HTM”) and available-for-sale (“AFS”). The HTM securities are purchased directly from the municipalities and are generally not rated by a credit rating agency. The AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair values of these securities are highly driven by interest rates. We perform annual or more frequent credit quality reviews as appropriate on these issues. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

In 2006, as a result of our review for other-than-temporary impairment on an equity investment, we recorded an impairment loss of approximately $2.5 million, which was included in equity securities gains (losses) in the statement of income.

At December 31, 2007 and 2006, respectively, 807 and 1,552 HTM and 774 and 623 AFS investment securities were in an unrealized loss position.

The following summarizes gains and losses recognized in the statement of income (in millions):

	2007		2006		2005
	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses
Investment securities:
Available-for-sale	$6.5	(159.5)	18.5	(17.4)	3.9	(2.8)
Other noninterest-bearing investments:
Securities held by consolidated SBICs	20.1	(4.7)	26.3	(6.6)	6.1	(8.5)
Other	0.4	(0.3)	3.5	–	0.9	(0.1)

	27.0	(164.5)	48.3	(24.0)	10.9	(11.4)

Net gains (losses)		$(137.5)		24.3		(0.5)

Statement of income:
Equity securities gains (losses), net		$17.7		17.9		(1.3)
Fixed income securities gains, net		3.0		6.4		2.4
Impairment losses on available-for-sale securities and valuation losses on securities purchased from Lockhart Funding		(158.2)		–		(1.6)

		$(137.5)		24.3		(0.5)

Losses of $158.2 million on available-for-sale securities in 2007 include the $108.6 million impairment loss for REIT CDOs discussed previously and the $49.6 million valuation loss from the purchase of certain Lockhart securities, as discussed in Note 6.

Adjusted for expenses, minority interest, and income taxes, consolidated net income includes income (losses) from consolidated Small Business Investment Companies (“SBICs”) of approximately $3.4 million in 2007, $4.1 million in 2006, and $(2.2) million in 2005. The Company’s remaining equity exposure to these investments, net of minority interest and SBA debt, was approximately $40.0 million and $49.1 million at December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, securities with an amortized cost of $2.7 billion and $2.9 billion, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. As described in Note 11, securities are also pledged as collateral for security repurchase agreements.

5.    LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows at December 31 (in thousands):

	2007	2006

Loans held for sale	$207,943	252,818
Commercial lending:
Commercial and industrial	9,810,991	8,422,094
Leasing	502,601	442,440
Owner occupied	7,603,727	6,260,224

Total commercial lending	17,917,319	15,124,758
Commercial real estate:
Construction and land development	8,315,527	7,482,896
Term	5,275,576	4,951,654

Total commercial real estate	13,591,103	12,434,550
Consumer:
Home equity credit line and other consumer real estate	2,203,345	1,850,371
1-4 family residential	4,205,693	4,191,953
Bankcard and other revolving plans	347,248	295,314
Other	451,457	456,942

Total consumer	7,207,743	6,794,580
Foreign loans	26,638	2,814
Other receivables	301,360	209,416

Total loans	$39,252,106	34,818,936

Owner occupied and commercial term loans included unamortized premium of approximately $127.6 million and $97.1 million at December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, loans with a carrying value of $6.4 billion and $3.7 billion, respectively, were included as blanket pledges of security for FHLB advances. Actual FHLB advances against these pledges were $2,853 million and $631 million at December 31, 2007 and 2006, respectively.

We sold loans totaling $1,125 million in 2007, $1,014 million in 2006, and $885 million in 2005 that were previously classified as held for sale. Income from loans sold, excluding servicing, was $26.9 million in 2007, $35.5 million in 2006, and $53.9 million in 2005. These income amounts include loans held for sale and loan securitizations, and exclude impairment losses on retained interests from loan securitizations.

Changes in the allowance for loan losses are summarized as follows (in thousands):

	2007	2006	2005

Balance at beginning of year	$365,150	338,399	271,117
Allowance for loan losses of companies acquired	7,639	–	49,217
Allowance of loans sold with branches	(2,034)	–	–
Additions:
Provision for loan losses	152,210	72,572	43,023
Recoveries	15,095	19,971	17,811
Deductions:
Loan charge-offs	(78,684)	(65,792)	(42,769)

Balance at end of year	$459,376	365,150	338,399

Nonaccrual loans were $259 million and $67 million at December 31, 2007 and 2006, respectively. Loans past due 90 days or more as to interest or principal and still accruing interest were $77 million and $44 million at December 31, 2007 and 2006, respectively.

Our recorded investment in impaired loans was $226 million and $47 million at December 31, 2007 and 2006, respectively. Impaired loans of $103 million and $18 million at December 31, 2007 and 2006 required an allowance of $21 million and $6 million, respectively, which is included in the allowance for loan losses. Contractual interest due on impaired loans was $9.9 million in 2007, $3.3 million in 2006, and $2.6 million in 2005. Interest collected on these loans and included in interest income was $1.9 million in 2007, $0.6 million in 2006, and $0.3 million in 2005. The average recorded investment in impaired loans was $135 million in 2007, $39 million in 2006, and $33 million in 2005.

Concentrations of credit risk from financial instruments (whether on- or off-balance sheet) occur when groups of customers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. We have no significant exposure to any individual borrower. See Note 7 for a discussion of counterparty risk associated with the Company’s derivative transactions.

Most of our business activity is with customers located in the states of Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, and Washington. The commercial loan portfolio is well diversified, consisting of 13 major industry classification groupings based on Standard Industrial Classification codes. As of December 31, 2007, the larger concentrations of risk were in the commercial, real estate, and construction portfolios. See discussion in Note 18 regarding commitments to extend additional credit.

In the latter half of 2007, the residential housing market deteriorated significantly in Arizona, California and Nevada. This resulted in increased credit risk for loans in these states related to residential land acquisition, development, and construction related business. In 2007, approximately 71% of the increase in both nonaccrual and impaired loans related to these states.

6.    ASSET SECURITIZATIONS

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and related accounting pronouncements, provides accounting and reporting guidance for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishment of liabilities.

We retain subordinated tranche interests or cash reserve accounts that serve as credit enhancements on our securitized loans. These retained interests provide us with rights to future cash flows arising after the investors in the securitizations have received the return for which they contracted, and after administrative and other expenses have been paid. The investors and the securitization entities have no recourse to other assets of the Company for failure of debtors to pay when due. Our retained interests are subject to credit, prepayment, and interest rate risks on the transferred loans and receivables.

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

We previously sold home equity loans for cash to a revolving securitization structure for which we retain servicing responsibilities and receive servicing fees. On an annualized basis, these fees approximate 0.5% of the outstanding loan balances. We recognized income excluding servicing fees from these securitizations of $2.3 million in 2007, $4.7 million in 2006, and $6.3 million in 2005. In December 2006, we discontinued selling these loans into the revolving securitization structure.

We have also sold small business loans in prior years to securitization structures. Annualized servicing fees approximate 1% of the outstanding loan balances for these securitizations. For most small business loan sales, we do not establish a servicing asset because the lack of an active market does not make it practicable to estimate the fair value of servicing. No small business loan securitizations were completed during 2007 or 2006. We recognized a pretax gain of $2.6 million for a securitization completed in 2005.

Key economic assumptions used for measuring the retained interests at the date of sale in 2006 and 2005 for securitizations were as follows:

	Home equity loans	Small business loans
2006(2):
Prepayment method	na(1)	na(2)
Annualized prepayment speed	na(1)	na(2)
Weighted average life (in months)	11	na(2)
Expected annual net loss rate	0.10%	na(2)
Residual cash flows discounted at	15.0%	na(2)

2005:
Prepayment method	na(1)	CPR(3)
Annualized prepayment speed	na(1)	4 – 15 Ramp in 25 months(4)
Weighted average life (in months)	12	69
Expected annual net loss rate	0.10%	0.40%
Residual cash flows discounted at	15.0%	15.0%

(1)	The weighted average life assumption includes consideration of prepayment to determine the fair value of the capitalized residual cash flows.
(2)	Loan securitization sales were not made in 2007 and were not made for small business loans in 2006.
(3)	“Constant Prepayment Rate.”
(4)	Annualized prepayment speed begins at 4% and increases at equal increments to 15% in 25 months.

Certain cash flows between the Company and the securitization structures are summarized as follows (in millions):

	2007	2006	2005
Proceeds from new securitizations	$–	–	707
Proceeds from loans sold into revolving securitizations	–	174	412
Servicing fees received	17	23	23
Other cash flows received on retained interests(1)	84	94	86

Total	$101	291	1,228

(1)	Represents total cash flows received from retained interests other than servicing fees. Other cash flows include cash from interest-only strips and cash above the minimum required level in cash collateral accounts.

We recognize interest income on retained interests in small business loan securitizations in accordance with the provisions of EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (“EITF 99-20”). Interest income thus recognized, excluding revolving securitizations which are accounted for similar to trading securities, was $10.6 million in 2007, $12.7 million in 2006, and $17.7 million in 2005.

EITF 99-20 requires periodic updates of the assumptions used to compute estimated cash flows for retained interests and a comparison of the net present value of these cash flows to the carrying value. We comply with EITF 99-20 by quarterly evaluating and updating our assumptions including the default assumptions as compared to historical credit losses and the credit loss expectation of the portfolio, and our prepayment speed assumptions as compared to historical prepayment speeds and the prepayment rate expectation. We also evaluate the discount rate on retained interest securities based on the analysis required by EITF 99-20. An impairment charge is required if the estimated market yield is lower than the current accretable yield and the security has a fair value less than its carrying value. Based on adjustments to assumptions for prepayment speeds, discount rates, and expected credit losses, we recorded impairment losses totaling $12.6 million in 2007 and $7.1 million in 2006 on the value of the retained interests from certain small business loan securitizations.

Servicing fee income on all securitizations was $17.2 million in 2007, $23.3 million in 2006, and $22.7 million in 2005. All amounts of pretax gains, impairment losses, interest income, and servicing fee income are included in loan sales and servicing income in the statement of income.

Key economic assumptions for all securitizations outstanding at December 31, 2007 and the sensitivity of the current fair value of capitalized residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows at December 31, 2007 (in millions of dollars and annualized percentage rates):

		Home equity loans		Small business loans
Carrying amount/fair value of capitalized residual cash flows			$0.8	49.8
Weighted average life (in months)			13.6	31 - 41
Prepayment speed assumption			na(1)	20.0% - 26.0%
Decrease in fair value due to adverse change	10%		$0.1	1.2
	20%		$0.1	2.2
Expected credit losses			0.10%	0.50% - 1.00%
Decrease in fair value due to adverse change	10%	$	< 0.1	1.6
	20%	$	< 0.1	3.2
Residual cash flows discount rate			12.0%	16.0%
Decrease in fair value due to adverse change	10%	$	< 0.1	1.1
	20%	$	< 0.1	2.2

(1)	The weighted average life assumption includes consideration of prepayment to determine the fair value of the capitalized residual cash flows.

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

At December 31, 2007 and 2006, the weighted average expected static pool credit losses for small business loans were 1.23% and 0.95%. Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

The following table presents quantitative information about delinquencies and net credit losses for those categories of loans for which securitizations existed at December 31. The Company only securitizes loans originated or purchased by Zions Bank. Therefore, only loans and related delinquencies and net credit losses of commonly managed Zions Bank loans are included (in millions):

	Principal balance December 31,		Principal balance of loans past due 30+ days(1) December 31,		Net credit losses(2)
	2007	2006	2007	2006	2007	2006	2005

Home equity loans	$852.5	726.0	0.4	0.4	(0.1)	0.2	(0.1)
Small business loans	4,093.5	3,677.0	78.6	37.8	6.7	3.2	2.3

Total loans managed or securitized – Zions Bank	4,946.0	4,403.0	79.0	38.2	6.6	3.4	2.2

Less loans securitized – Zions Bank(3)	1,401.8	2,051.0

Loans held in portfolio – Zions Bank	$3,544.2	2,352.0

(1)	Loans greater than 30 days past due based on end of period total loans.
(2)	Net credit losses are charge-offs net of recoveries and are based on total loans outstanding.
(3)	Represents the principal amount of the loans. Interest-only strips and other retained interests held for securitized assets are excluded because they are recognized separately.

Zions Bank provides a liquidity facility for a fee to Lockhart Funding, LLC (“Lockhart”), an off-balance sheet qualifying special-purpose entity (“QSPE”) securities conduit. Lockhart purchases floating rate U.S. Government and AAA-rated securities with funds from the issuance of asset-backed commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee.

Pursuant to the Liquidity Agreement, Zions Bank is required to purchase securities from Lockhart to provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to access a sufficient amount of funding in the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Pursuant to the governing documents, including the Liquidity Agreement, if any security in Lockhart is downgraded below AA-, or the downgrade of one or more securities results in more than ten securities having ratings of AA+ to AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain credit enhancement from a third party, or 3) purchase the security from Lockhart at book value. Zions Bank may incur losses if it is required to purchase securities from Lockhart when the fair value of the securities at the time of purchase is less than book value.

The commitment of Zions Bank to Lockhart is the lesser of the size of the liquidity facility of $6.12 billion at December 31, 2007, or the book value of Lockhart’s securities portfolio, which was approximately $2.1 billion at December 31, 2007. Lockhart is limited in size by program agreements, agreements with rating agencies, and the size of the liquidity facility.

During the fourth quarter of 2007, Zions Bank purchased $895 million of securities and interest at book value from Lockhart pursuant to the Liquidity Agreement. Of these purchases, $840 million were required when Lockhart was unable to access a sufficient amount of funding in the commercial paper market and $55 million resulted from rating downgrades. Zions Bank recorded valuation losses of approximately $49.6 million, which were included in the statement of income with the $158.2 million of “Impairment losses on available-for-sale securities and valuation losses on securities purchased from Lockhart Funding.” The $2.1 billion book value of the remaining Lockhart’s securities portfolio exceeded the fair value of the securities by approximately $22 million at December 31, 2007 and $40 million at January 31, 2008.

In 2005, Zions Bank purchased a $12.4 million bond security from Lockhart as a result of a rating downgrade for which Zions Bank recorded a valuation loss of $1.6 million. Zions Bank recognized a gain of $0.8 million in 2006 when the security was sold and included the amount in fixed income securities gains in the statement of income.

During the third and fourth quarters of 2007 in the midst of disruptions in the credit markets and as allowed by the governing documents, the Company purchased asset-backed commercial paper from Lockhart. The average amount of commercial paper included in money market investments for the fourth quarter of 2007 was approximately $763 million. The amount of purchased commercial paper outstanding at December 31, 2007 was approximately $710 million. If at any given time the Company were to own more than 90% of Lockhart’s outstanding commercial paper (beneficial interest), Lockhart would cease to be a QSPE and the Company would be required to consolidate Lockhart in its financial statements.

On February 6, 2008, Zions Bank purchased $126 million of securities from Lockhart. Of these purchases, a $5 million security resulted from a rating downgrade for which Zions Bank recorded a valuation loss of approximately $0.8 million. The remaining $121 million of securities were purchased when Lockhart was unable to access a sufficient amount of funding in the commercial paper market. These securities consisted of securitizations of small business loans from Zions Bank and their purchase resulted in no gain or loss. Upon dissolution of the securitization trusts, these loans were recorded on the Company’s balance sheet.

In 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, and SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. Among other things, SFAS 155 amends SFAS 140 by eliminating the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 156 permits either measuring recorded servicing rights at fair value and including changes in earnings or amortizing servicing rights with periodic assessment for impairment or increasing the related obligation. Adoption of these Statements did not have a material effect on the Company’s financial statements.

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

Our objective in using derivatives is to add stability to interest income or expense, to modify the duration of specific assets or liabilities as we consider necessary, and to manage exposure to interest rate movements or other identified risks. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. These derivatives are used to hedge the variable cash flows associated with designated commercial loans and investment securities. We use fair value hedges to manage interest rate exposure to certain long-term debt. As of December 31, 2007, no derivatives were designated for hedges of investments in foreign operations.

Exposure to credit risk arises from the possibility of nonperformance by counterparties. These counterparties primarily consist of financial institutions that are well established and well capitalized. We control this credit risk through credit approvals, limits, pledges of collateral, and monitoring procedures. No losses on derivative instruments have occurred as a result of counterparty nonperformance. Nevertheless, the related credit risk is considered and measured when and where appropriate. We have no significant exposure to credit default swaps.

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

Selected information with respect to notional amounts, recorded fair values, and related income (expense) of derivative instruments is summarized as follows (in thousands):

	December 31, 2007			Year ended December 31, 2007			December 31, 2006			Year ended December 31, 2006
	Notional amount	Fair value		Interest income (expense)	Other income (expense)	Offset to interest expense	Notional amount	Fair value		Interest income (expense)	Other income (expense)	Offset to interest expense

		Asset	Liability					Asset	Liability
Cash flow hedges
Interest rate swaps	$3,400,000	133,954	–	(39,114)			3,275,000	7,942	44,385	(39,984)

Nonhedges
Interest rate swaps	323,934	508	508		(123)		385,948	2,258	2,258		(369)
Interest rate swaps for customers	1,924,115	28,752	28,752		4,049		1,108,225	9,198	9,198		2,442
Energy commodity swaps for customers	1,047,928	66,393	66,393		710		320,725	7,302	7,302		504
Basis swaps	2,815,000	409	8,349		(14,629)		3,030,000	2,652	48		1,008

	6,110,977	96,062	104,002		(9,993)		4,844,898	21,410	18,806		3,585

Fair value hedges
Long-term debt and other borrowings	1,400,000	77,436	–			1,989	1,400,000	22,397	–			1,018

Total	$10,910,977	307,452	104,002	(39,114)	(9,993)	1,989	9,519,898	51,749	63,191	(39,984)	3,585	1,018

Interest rate swaps and energy commodity swaps for customers result from a service we provide. Upon issuance, all of these customer swaps are immediately “hedged” by offsetting derivative contracts, such that the Company minimizes its net risk exposure resulting from such transactions. Fee income from customer swaps is included in other service charges, commissions and fees. As with other derivative instruments, we have credit risk for any nonperformance by counterparties.

Other income (expense) from nonhedge interest rate and basis swaps is included in trading and nonhedge derivative income in the statement of income. Interest income on fair value hedges is used to offset interest expense on long-term debt. The change in net unrealized gains or losses for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity and comprehensive income.

Amounts for hedge ineffectiveness on the Company’s cash flow hedging relationships are included in trading and nonhedge derivative income. These amounted to a gain of approximately $0.3 million in 2007 and a loss of $0.9 million in 2005. There was no hedge ineffectiveness in 2006.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in accumulated other comprehensive income for swap hedges, are amortized generally on a straight-line basis to interest income or expense over the period to their previously stated maturity dates.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on variable rate loans and investment securities. The change in net unrealized gains or losses on cash flow hedges discussed above reflects a reclassification of net unrealized gains or losses from accumulated other comprehensive income to interest income, as disclosed in Note 14. For 2008, we estimate that an additional $20 million of gains will be reclassified.

8.    PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31 (in thousands):

	2007	2006

Land	$169,941	151,997
Buildings	380,337	346,389
Furniture and equipment	528,411	485,712
Leasehold improvements	117,822	108,861

Total	1,196,511	1,092,959
Less accumulated depreciation and amortization	540,799	483,487

Net book value	$655,712	609,472

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Core deposit and other intangible assets and related accumulated amortization are as follows at December 31 (in thousands):

	Gross carrying amount		Accumulated amortization		Net carrying amount
	2007	2006	2007	2006	2007	2006

Core deposit intangibles	$287,973	262,674	(167,102)	(134,292)	120,871	128,382
Customer relationships and other intangibles	52,350	46,246	(23,728)	(12,494)	28,622	33,752

	$340,323	308,920	(190,830)	(146,786)	149,493	162,134

The amount of amortization expense of core deposit and other intangible assets is separately reflected in the statement of income. At December 31, 2007, we had $0.8 million of other intangible assets with indefinite lives.

Estimated amortization expense for core deposit and other intangible assets is as follows for the five years succeeding December 31, 2007 (in thousands):

2008	$32,522
2009	24,441
2010	20,796
2011	15,329
2012	12,650

Changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Zions Bank	CB&T	Amegy	NBA	NSB	Vectra	TCBW	Other	Consolidated Company
Balance as of December 31, 2005	$21,299	382,119	1,248,070	62,397	21,051	151,465	–	1,187	1,887,588
Goodwill acquired during the year	600							17,457	18,057
Tax benefit realized from share-based awards converted in acquisition			(4,298)						(4,298)
Purchase accounting adjustments			(830)						(830)

Balance as of December 31, 2006	21,899	382,119	1,242,942	62,397	21,051	151,465	–	18,644	1,900,517
Goodwill acquired during the year	1,624		8,477	106,128					116,229
Goodwill of subsidiary sold	(1,785)								(1,785)
Tax benefit realized from share-based awards converted in acquisition			(2,069)						(2,069)
Goodwill reclassified		(3,095)	(284)						(3,379)

Balance as of December 31, 2007	$21,738	379,024	1,249,066	168,525	21,051	151,465	–	18,644	2,009,513

The acquisition of P5 in 2006 resulting in $17.5 million of goodwill is discussed further in Note 3. The acquisitions of Intercon (by Amegy) and Stockmen’s in 2007 resulting in goodwill of $8.5 million and $106.1 million, respectively, are discussed further in Note 3. The tax benefits realized from share-based awards are discussed in Note 17.

The $3.1 million reclassification of goodwill at CB&T was to other liabilities and resulted from the recognition under FIN 48 of the remaining acquired state net operating loss carryforward benefits following the completion of a state tax examination in 2007. There was no impact on net income.

During the fourth quarter of 2007, we completed the annual goodwill impairment review required by SFAS 142 and did not recognize any impairment losses for 2007.

The 2005 impairment loss on goodwill of $0.6 million shown in the statement of income removed all of the goodwill related to Zions Bank International Ltd. (“ZBI”), an odd-lot bond trading operation, due to the Company’s decision to restructure and ultimately close the London office in 2005. The restructuring charges of $2.4 million in 2005 relate to the ZBI restructuring.

10.    DEPOSITS

At December 31, 2007, the scheduled maturities of all time deposits were as follows (in thousands):

2008	$7,417,771
2009	361,493
2010	137,377
2011	66,611
2012	82,932
Thereafter	879

$8,067,063

At December 31, 2007, the contractual maturities of domestic time deposits with a denomination of $100,000 and over were as follows: $1,852 million in 3 months or less, $1,246 million over 3 months through 6 months, $1,022 million over 6 months through 12 months, and $272 million over 12 months.

Domestic time deposits $100,000 and over were $4.4 billion and $4.3 billion at December 31, 2007 and 2006, respectively. Foreign time deposits $100,000 and over were $1,113 million and $945 million at December 31, 2007 and 2006, respectively.

Deposit overdrafts reclassified as loan balances were $35 million and $48 million at December 31, 2007 and 2006, respectively.

11.    SHORT-TERM BORROWINGS

Selected information for certain short-term borrowings is as follows (in thousands):

	2007	2006	2005
Federal funds purchased:
Average amount outstanding	$2,166,652	1,747,256	1,456,531
Weighted average rate	5.06%	5.06%	3.02%
Highest month-end balance	$2,865,076	2,586,072	1,683,509
Year-end balance	2,463,460	1,993,483	1,255,662
Weighted average rate on outstandings at year-end	3.84%	5.16%	3.97%

Security repurchase agreements:
Average amount outstanding	$1,044,465	1,090,452	850,510
Weighted average rate	3.73%	3.33%	2.30%
Highest month-end balance	$1,298,112	1,225,107	1,027,658
Year-end balance	1,298,112	934,057	1,027,658
Weighted average rate on outstandings at year-end	3.07%	3.60%	2.62%

These short-term borrowings generally mature in less than 30 days. Our participation in security repurchase agreements is on an overnight or term basis. Certain overnight agreements are performed with sweep accounts in conjunction with a master repurchase agreement. In this case, securities under our control are pledged for and interest is paid on the collected balance of the customers’ accounts. For term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. As of December 31, 2007, overnight security repurchase agreements were $690 million and term security repurchase agreements were $608 million.

FHLB short-term advances and other borrowings one year or less are summarized as follows at December 31 (in thousands):

	2007	2006

FHLB short-term advances, 4.33% – 5.31%	$2,725,000	501,000
Federal Reserve auction borrowings, 4.25% – 4.55%	450,000	–
Other	6,990	16,925

	$3,181,990	517,925

At December 31, 2007, the average remaining maturities of FHLB short-term advances were 15 days and remaining maturities of Federal Reserve borrowings were three days.

The FHLB advances are borrowed by banking subsidiaries under their lines of credit, which are secured under blanket pledge arrangements. The subsidiaries maintain unencumbered collateral with a carrying amount adjusted for the types of collateral pledged, equal to at least 100% of outstanding advances. At December 31, 2007, the amount available for additional FHLB advances was approximately $3.5 billion. An additional $1.3 billion could be borrowed upon the pledging of additional available collateral.

The Federal Reserve borrowings were made by Zions Bank under a new program announced in December 2007 by the Federal Reserve Board to make 28 day loans available through an auction process. Amounts that the Company’s banking subsidiaries can borrow are based upon the amount of collateral pledged to the Federal Reserve Bank. At December 31, 2007, the amount available for additional Federal Reserve borrowings was approximately $2.3 billion. An additional $5.7 billion could be borrowed upon the pledging of additional available collateral.

The Company also had short-term commercial paper outstanding at December 31, 2007 of $297.9 million at rates ranging from 4.46% to 5.43% and $220.5 million outstanding at December 31, 2006.

12.    FEDERAL HOME LOAN BANK LONG-TERM ADVANCES AND OTHER BORROWINGS

FHLB long-term advances and other borrowings over one year are summarized as follows at December 31 (in thousands):

	2007	2006

FHLB long-term advances, 3.66% – 7.30%	$127,612	130,058
SBA notes payable, 5.49% – 8.64%	–	7,000

	$127,612	137,058

The weighted average interest rate on FHLB advances outstanding was 5.7% at December 31, 2007 and 2006.

Interest expense on FHLB advances and other borrowings over one year was $7.5 million in 2007, $8.6 million in 2006, and $11.5 million in 2005.

Maturities of FHLB advances and other borrowings with original maturities over one year are as follows at December 31, 2007 (in thousands):

2008	$2,594
2009	1,795
2010	101,619
2011	2,592
2012	1,521
Thereafter	17,491

$127,612

13.    LONG-TERM DEBT

Long-term debt at December 31 is summarized as follows (in thousands):

	2007	2006
Junior subordinated debentures related to trust preferred securities	$462,033	467,850
Subordinated notes	1,547,727	1,492,082
Senior medium-term notes	450,655	394,984
Capital lease obligations and other	2,839	2,805

	$2,463,254	2,357,721

The preceding amounts represent the par value of the debt adjusted for any unamortized premium or discount or other basis adjustments including the value of associated hedges.

Junior subordinated debentures related to trust preferred securities primarily include Zions Capital Trust B (“ZCTB”), Amegy Statutory Trusts I, II and III (“Amegy Trust I, II or III”), and Stockmen’s Statutory Trusts II and III (“Stockmen’s Trust II or III”) as follows at December 31, 2007 (in thousands):

	Balance	Interest rate	Early redemption	Maturity

ZCTB	$293,815	8.00%	Currently redeemable	Sep 2032
Amegy Trust I	51,547	3mL+2.85%(1) (8.54%)	Dec 2008	Dec 2033
Amegy Trust II	36,083	3mL+1.90%(1) (7.26%)	Oct 2009	Oct 2034
Amegy Trust III	61,856	3mL+1.78%(1) (7.47%)	Dec 2009	Dec 2034
Stockmen’s Trust II	7,759	3mL+3.15%(1) (8.01%)	Mar 2008	Mar 2033
Stockmen’s Trust III	7,838	3mL+2.89%(1) (7.88%)	Mar 2009	Mar 2034
Intercontinental Statutory Trust I	3,135	3mL+2.85%(1) (8.54%)	Mar 2009	Mar 2034

	$462,033

(1)	Designation of “3mL” is three-month LIBOR (London Interbank Offer Rate); effective interest rate at December 31, 2007 is shown in parenthesis.

The junior subordinated debentures are issued by the Company and relate to a corresponding series of trust preferred security obligations issued by the trusts. The trust obligations are in the form of capital securities subject to mandatory redemption upon repayment of the junior subordinated debentures by the Company. The sole assets of the trusts are the junior subordinated debentures.

Interest distributions are made quarterly at the same rates earned by the trusts on the junior subordinated debentures; however, we may defer the payment of interest on the junior subordinated debentures. Early redemption of the debentures begins at the date indicated and requires the approval of banking regulators. The debentures for ZCTB are direct and unsecured obligations of the Company and are subordinate to other indebtedness and general creditors. The debentures for Amegy Trust I, II and III are direct and unsecured obligations of Amegy and are subordinate to other indebtedness and general creditors. The debentures for Stockmen’s Trust II and III are unsecured obligations assumed by the Company in connection with the acquisition of Stockmen’s by NBA. The Company has unconditionally guaranteed the obligations of ZCTB with respect to its trust preferred securities to the extent set forth in the applicable guarantee agreement. Amegy has unconditionally guaranteed the obligations of Amegy Trust I, II and III with respect to their respective series of trust preferred securities to the extent set forth in the applicable guarantee agreements.

The Company incurred a debt extinguishment cost of $7.3 million when it redeemed certain junior subordinated debentures with the proceeds from the issuance of preferred stock in December 2006.

Subordinated notes consist of the following at December 31, 2007 (in thousands):

Interest rate	Balance	Par amount	Maturity

5.65%	$318,109	300,000	May 2014
6.00%	533,083	500,000	Sep 2015
5.50%	621,535	600,000	Nov 2015
3mL+1.25%(1) (6.50%)	75,000	75,000	Sep 2014

	$1,547,727

(1)	Designation of “3mL” is three-month LIBOR; effective interest rate at December 31, 2007 is shown in parenthesis.

These notes are unsecured and are not redeemable prior to maturity. Interest is payable semiannually. We hedged the fixed-rate notes with LIBOR-based floating interest rate swaps whose recorded fair values aggregated $77.4 million and $22.4 million at December 31, 2007 and 2006, respectively. We account for all swaps associated with long-term debt as fair value hedges in accordance with SFAS 133, as discussed in Note 7. We issued the 5.50% notes in November 2005 in connection with our acquisition of Amegy, which is discussed in Note 3. The floating rate notes were issued by Amegy.

Senior medium-term notes consist of the following at December 31 (in thousands):

Interest rate	Balance	Par amount	Early redemption	Maturity

3mL+0.12%(1) (5.36%)	$18,025	18,025	na	Apr 2008
3mL+0.12%(1) (5.11%)	137,000	137,000	na	Sep 2008
3mL+1.5%(1) (6.64%)	295,630	295,630	Dec 2008	Dec 2009

	$450,655

(1)	Designation of “3mL” is three-month LIBOR; effective interest rate at December 31, 2007 is shown in parenthesis.

These notes have been issued under a shelf registration filed with the Securities and Exchange Commission (“SEC”). They are unsecured and require quarterly interest payments. Proceeds from the issuance of these notes were used generally to retire previous indebtedness of senior and subordinated notes.

Interest expense on long-term debt was $145.4 million in 2007, $159.6 million in 2006, and $104.9 million in 2005. Interest expense was reduced by $2.0 million in 2007, $1.0 million in 2006, and $8.9 million in 2005 as a result of the associated hedges.

Maturities on long-term debt are as follows for the years succeeding December 31, 2007 (in thousands):

	Consolidated	Parent only

2008	$155,833	155,025
2009	296,469	295,630
2010	843
2011	104
2012	–
Thereafter	1,932,394	1,704,570

	$2,385,643	2,155,225

These maturities do not include basis adjustments and the associated hedges. The Parent only maturities at December 31, 2007 include $309.3 million of junior subordinated debentures payable to ZCTB and Stockmen’s Trust II and III after 2012.

14.    SHAREHOLDERS’ EQUITY

In December 2006, we issued 240,000 shares of our Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock with an aggregate liquidation preference of $240 million, or $1,000 per share. The preferred stock was offered in the form of 9,600,000 depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. In general, preferred shareholders are entitled to receive asset distributions before common shareholders; however, preferred shareholders have no preemptive or conversion rights, and only limited voting rights pertaining generally to amendments to the terms of the preferred stock or the issuance of senior preferred stock as well as the right to elect two directors in the event of certain defaults. The preferred stock is not redeemable prior to December 15, 2011, but will be redeemable subsequent to that date at the Company’s option at the liquidation preference value plus any declared but unpaid dividends. The preferred stock dividend reduces earnings available to common shareholders and is computed at an annual rate equal to the greater of three-month LIBOR plus 0.52%, or 4.0%. Dividend payments are made quarterly in arrears on the 15th day of March, June, September, and December.

In 2007, we repurchased 3,933,128 common shares at a cost of $318.8 million. We have not repurchased any common shares since August 16, 2007. At December 31, 2007, approximately $56.3 million remained under the current $400 million stock repurchase authorization approved by the Board of Directors in December 2006. At that time, the stock repurchase program was resumed following a suspension since July 2005 upon the announcement of the Company’s acquisition of Amegy. Under this authorization, we repurchased 308,359 common shares in December 2006 at a cost of $25.0 million. We repurchased 1,159,522 common shares in 2005 at a cost of $80.7 million. Repurchased shares are included in stock redeemed and retired in the statements of changes in shareholders’ equity and comprehensive income. We also repurchased $3.2 million in 2007 and $1.5 million in both 2006 and 2005 of common shares related to the Company’s restricted stock employee incentive program.

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other		Net unrealized gains (losses) on derivative instruments	Pension and post- retirement		Total
Balance, December 31, 2004	$19,774		(9,493)	(18,213)		(7,932)
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $17,580	(28,380)					(28,380)
Foreign currency translation	(1,507)					(1,507)
Reclassification for net realized gains recorded in operations, net of income tax expense of $408	(659)					(659)
Net unrealized losses on derivative instruments, net of reclassification to operations of $7,101 and income tax benefit of $25,474			(40,771)			(40,771)
Minimum pension liability, net of income tax benefit of $2,426				(3,794)		(3,794)

Other comprehensive loss	(30,546)		(40,771)	(3,794)		(75,111)

Balance, December 31, 2005	(10,772)		(50,264)	(22,007)		(83,043)

Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $4,759	(7,684)					(7,684)
Foreign currency translation	715					715
Reclassification for net realized gains recorded in operations, net of income tax expense of $391	(630)					(630)
Net unrealized gains on derivative instruments, net of reclassification to operations of $(39,984) and income tax expense of $4,572			8,548			8,548
Pension and postretirement, net of income tax expense of $4,055				6,245	(1)	6,245

Other comprehensive income (loss)	(7,599)		8,548	6,245		7,194

Balance, December 31, 2006	(18,371)		(41,716)	(15,762)		(75,849)

Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $112,622	(181,815)	(2)				(181,815)
Foreign currency translation	(6)					(6)
Reclassification for net realized losses recorded in operations, net of income tax benefit of $61,510	91,426	(2)				91,426
Net unrealized gains on derivative instruments, net of reclassification to operations of $(39,114) and income tax expense of $67,375			106,929			106,929
Pension and postretirement, net of income tax expense of $395				480		480

Other comprehensive income (loss)	(90,395)		106,929	480		17,014

Balance, December 31, 2007	$(108,766)		65,213	(15,282)		(58,835)

(1)	Includes the net effect of $18 thousand from adopting SFAS 158, as discussed in Note 20.
(2)	Includes the net after-tax effect of approximately $94.7 million from impairment and valuation losses on securities, as discussed in Notes 4 and 6.

Deferred compensation at year-end consists of the cost of the Company’s common stock held in rabbi trusts established for certain employees and directors. We consolidate the fair value of invested assets of the trusts along with the total obligations and include them in other assets and other liabilities, respectively, in the balance sheet. At December 31, 2007 and 2006, total invested assets were approximately $74.3 million and $54.8 million and total obligations were approximately $85.6 million and $64.4 million, respectively.

Upon the adoption of SFAS 123R in 2006, we reclassified deferred compensation of $11.1 million to common stock. This consisted of $3.9 million for the value of Amegy’s nonvested restricted stock and stock options and $7.2 million for the unearned portion of restricted stock issued by the Company during 2005.

15.    INCOME TAXES

Income taxes (benefit) are summarized as follows (in thousands):

	2007	2006	2005
Federal:
Current	$351,215	261,423	244,152
Deferred	(132,541)	7,705	(26,234)

	218,674	269,128	217,918
State:
Current	43,224	47,158	51,628
Deferred	(26,161)	1,664	(6,128)

	17,063	48,822	45,500

	$235,737	317,950	263,418

Income tax expense computed at the statutory federal income tax rate of 35% reconciles to actual income tax expense as follows (in thousands):

	2007	2006	2005

Income tax expense at statutory federal rate	$258,124	319,523	259,660
State income taxes, net	19,696	31,734	29,575
Uncertain state tax positions under FIN 48, including interest and penalties	(8,605)	–	–
Nondeductible expenses	4,141	5,299	2,138
Nontaxable income	(25,268)	(25,905)	(19,905)
Tax credits and other taxes	(7,267)	(5,999)	(5,722)
Other	(5,084)	(6,702)	(2,328)

	$235,737	317,950	263,418

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands):

	2007	2006
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$178,874	142,117
Pension and postretirement	12,536	13,343
Deferred compensation	55,563	42,050
Deferred loan fees	2,897	3,040
Accrued severance costs	2,799	3,023
Loan sales	15,819	23,467
Security investments and derivative market adjustments	95,546	7,270
Equity investments	6,868	2,286
Other	12,267	10,336

	383,169	246,932
Valuation allowance	(4,261)	(4,510)

Total deferred tax assets	378,908	242,422

Gross deferred tax liabilities:
Core deposits and purchase accounting	(52,963)	(42,609)
Premises and equipment, due to differences in depreciation	(1,713)	(3,535)
FHLB stock dividends	(14,179)	(13,781)
Leasing operations	(81,794)	(79,490)
Prepaid expenses	(5,680)	(5,583)
Prepaid pension reserves	(4,930)	(4,387)
Other	(6,394)	(9,549)

Total deferred tax liabilities	(167,653)	(158,934)

Net deferred tax assets	$211,255	83,488

The amount of net deferred tax assets is included with other assets on the balance sheet. We analyze the deferred tax assets to determine whether a valuation allowance is required based on the more-likely-than-not criteria that such assets will be realized principally through future taxable income. This criteria takes into account the history of growth in earnings and the prospects for continued growth and profitability. The valuation allowance shown at both December 31, 2007 and 2006 is for net operating loss carryforwards included in the Company’s 2006 acquisition of the remaining minority interests of P5, as discussed in Note 3. The amount of the carryforwards was approximately $11.1 million at December 31, 2007 and the tax effect has been included in deferred tax assets. Establishment of this allowance was based on P5’s operating history using the criteria previously discussed. We have also determined that a valuation allowance is not required for any other deferred tax assets.

In 2004, we signed an agreement that confirmed and implemented our award of a $100 million allocation of tax credit authority under the Community Development Financial Institutions Fund established by the U.S. Government. The program allows us to invest up to $100 million in a wholly-owned subsidiary, which makes qualifying loans and investments. In return, we receive federal income tax credits that are recognized over seven years, including the year in which the funds were invested in the subsidiary. We recognize these tax credits for financial reporting purposes in the same year the tax benefit is recognized in our tax return. As of December 31, 2007 and 2006, we had invested $100 million and $90 million, respectively, which resulted in tax credits that reduced income tax expense by approximately $5.6 million in 2007, $4.5 million in 2006, and $4.0 million in 2005.

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48, as amended, prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions and clarifies the definition of settlement with the taxing authority. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We have a FIN 48 liability for unrecognized tax benefits relating to uncertain tax positions primarily for various state tax contingencies in several jurisdictions. As a result of adopting FIN 48, we reduced this liability by approximately $10.4 million at January 1, 2007 and recognized a cumulative effect adjustment as an increase to retained earnings. A reconciliation of the 2007 beginning and ending amount of gross unrecognized tax benefits subsequent to the cumulative effect adjustment is as follows (in thousands):

Balance at January 1, 2007	$46,341
Tax positions related to current year:
Additions	1,708
Reductions	–
Tax positions related to prior years:
Additions	–
Reductions	(8,277)
Settlements with taxing authorities	–
Lapses in statutes of limitations	(10,055)

Balance at December 31, 2007	$29,717

The December 31, 2007 balance of the Company’s FIN 48 liability includes approximately $19.1 million (net of the federal tax benefit on state issues) related to unrecognized tax benefits that, if recognized, would affect the effective tax rate. Gross unrecognized tax benefits that may decrease during the 12 months subsequent to December 31, 2007 could range up to approximately $13.3 million as a result of the resolution of various state tax positions.

During 2007 in addition to increases to the FIN 48 liability, certain state tax issues were resolved through the closing of various state statutes of limitations and tax examinations. This allowed us to reduce the FIN 48 liability and recognize the tax benefit in operations. For 2007, the net reduction to income tax expense, including related interest and penalties, was approximately $8.6 million.

Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. In 2007, the net amount of interest and penalties recognized in the statement of income was a benefit of approximately $1.7 million. At December 31, 2007 and 2006, accrued interest and penalties recognized in the balance sheet, net of any federal and/or state tax benefits, were approximately $4.1 million and $5.8 million, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions. The Company is no longer subject to income tax examinations for years prior to 2004 for federal returns, and generally prior to 2003 for state returns.

16.    NET EARNINGS PER COMMON SHARE

Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows (in thousands, except per share amounts):

	2007	2006	2005
Basic:
Net earnings applicable to common shareholders	$479,422	579,290	480,121

Weighted average common shares outstanding	107,365	106,057	91,187

Net earnings per common share	$4.47	5.46	5.27

Diluted:
Net earnings applicable to common shareholders	$479,422	579,290	480,121

Weighted average common shares outstanding	107,365	106,057	91,187
Effect of dilutive common stock options and other stock awards	1,158	1,971	1,807

Weighted average diluted common shares outstanding	108,523	108,028	92,994

Net earnings per common share	$4.42	5.36	5.16

17.    SHARE-BASED COMPENSATION

We have a stock option and incentive plan which allows us to grant stock options and restricted stock to employees and nonemployee directors. The total shares authorized under the plan are 8,900,000 of which 5,367,875 shares are available for future grant as of December 31, 2007.

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

The adoption of SFAS 123R, compared to the previous accounting for share-based compensation under APB 25, reduced 2006 income before income taxes and minority interest by $17.5 million, net income by $12.5 million, and both basic and diluted net earnings per common share by $0.12.

The impact on net income and net earnings per common share if we had applied the recognition provisions of SFAS 123 to stock options for 2005 was as follows (in thousands, except per share amounts):

Net income, as reported	$480,121
Deduct: Total share-based compensation expense determined under fair value based method for stock options, net of related tax effects	(9,793)

Pro forma net income	$470,328

Net earnings per common share:
Basic – as reported	$5.27
Basic – pro forma	5.16

Diluted – as reported	5.16
Diluted – pro forma	5.08

As required by SFAS 123R and discussed further in Note 14, upon adoption in 2006, we reclassified $11.1 million of unearned compensation related to restricted stock from deferred compensation to common stock.

We classify all share-based awards as equity instruments. Substantially all awards have graded vesting which is recognized on a straight-line basis over the vesting period. As of December 31, 2007, compensation expense not yet recognized for nonvested share-based awards was approximately $52.3 million, which is expected to be recognized over a weighted average period of 1.3 years.

Stock Options

Stock options granted to employees vest at the rate of one third each year and expire seven years after the date of grant. Stock options granted to nonemployee directors vest in increments from six months to three and a half years and expire ten years after the date of grant.

In 2005, we discontinued our broad-based employee stock option plan under which options were made available to substantially all employees; however, existing options continue to vest at the rate of one third each year and expire four years after the date of grant.

Following are the expense, cash flow, and tax effects related to stock options on the Company’s financial statements from the adoption of SFAS 123R (in thousands):

	2007	2006
Compensation expense:
Additional amount recorded	$15,828	17,542
Reduction of income tax expense	4,987	4,968

Cash flows received from exercise of stock options	59,473	79,511

Tax benefit realized from reduction of income taxes payable:
Reduction of goodwill for tax benefit of vested stock options converted in the Amegy acquisition and exercised during the year	$2,069	4,189
Included in common stock as net stock options exercised	10,365	11,769
Reduction of deferred tax assets and current income tax expense	1,038	1,323

Total tax benefit	$13,472	17,281

The additional compensation expense is included in salaries and employee benefits in the statement of income with the corresponding increase included in common stock in shareholders’ equity.

For 2005, the tax benefit realized as a reduction of income taxes payable and included in common stock was $13.5 million.

On October 22, 2007, the Company announced it had received notification from the SEC that its patent-pending Employee Stock Option Appreciation Rights Securities (“ESOARS”) was sufficiently designed as a market-based method for valuing employee stock options under SFAS 123R. The SEC staff did not object to the Company’s view that the market-clearing price of ESOARS in the Company’s auction conducted May 4-7, 2007 was a reasonable estimate of the fair value of the underlying employee stock options.

The Company used the results of that auction to value its employee stock options granted on May 4, 2007. The value established was $12.06 per option, which the Company estimated was approximately 14% below its Black-Scholes model valuation on that date. The number of stock options granted on that date were 963,680, or 91.4% of the total stock options granted in 2007. The Company used the ESOARS value for the remainder of 2007 in determining compensation expense for this grant of stock options, and recorded the related estimated future ESOARS settlement obligation as a liability in the balance sheet.

For all other stock options granted in 2007, and previously in 2006 and 2005, the Company used the Black-Scholes option pricing model to estimate the fair values of stock options in determining compensation expense. The following summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted:

	2007	2006	2005
Weighted average of fair value for options granted	$15.15	15.02	15.33
Weighted average assumptions used:
Expected dividend yield	2.0%	2.0%	2.0%
Expected volatility	17.0%	18.0%	25.0%
Risk-free interest rate	4.42%	4.95%	3.95%
Expected life (in years)	5.4	4.1	4.1

The methodology used to estimate the fair values of stock options is consistent with the estimates used for the 2005 pro forma presentation previously shown. The assumptions for expected dividend yield, expected volatility and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The following summarizes our stock option activity for the three years ended December 31, 2007:

	Number of shares	Weighted average exercise price

Balance at December 31, 2004	7,633,775	$51.98
Granted	912,905	71.37
Assumed in acquisition	1,559,693	47.44
Exercised	(1,872,753)	50.00
Expired	(519,521)	66.53
Forfeited	(216,533)	55.46

Balance at December 31, 2005	7,497,566	52.79
Granted	979,274	81.14
Exercised	(1,631,012)	49.43
Expired	(52,398)	50.00
Forfeited	(106,641)	62.89

Balance at December 31, 2006	6,686,789	57.62
Granted	1,054,772	82.82
Exercised	(1,681,742)	80.88
Expired	(136,805)	58.37
Forfeited	(112,031)	75.00

Balance at December 31, 2007	5,810,983	64.82

Outstanding stock options exercisable as of:
December 31, 2007	3,866,627	$57.15
December 31, 2006	4,409,971	50.73
December 31, 2005	4,663,707	49.04

We issue new authorized shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $59.0 million in 2007 and $50.8 million in 2006.

Additional selected information on stock options at December 31, 2007 follows:

	Outstanding stock options			Exercisable stock options
Exercise price range	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of shares	Weighted Average Exercise Price

$ 0.32 to $ 19.99	42,929	$9.03	1.1 (1)	42,929	$9.03
$ 20.00 to $ 39.99	121,888	28.72	1.6	121,888	28.72
$ 40.00 to $ 49.99	692,261	44.49	3.0	692,261	44.49
$ 50.00 to $ 54.99	775,509	53.66	1.5	774,528	53.66
$ 55.00 to $ 59.99	1,149,961	56.86	3.8	1,110,797	56.82
$ 60.00 to $ 64.99	140,795	61.67	1.9	134,647	61.58
$ 65.00 to $ 69.99	165,471	67.38	5.5	145,816	67.42
$ 70.00 to $ 74.99	703,783	70.91	4.7	441,185	70.87
$ 75.00 to $ 79.99	116,126	75.92	5.0	86,399	75.87
$ 80.00 to $ 81.99	910,780	81.14	5.5	305,511	81.12
$ 82.00 to $ 83.38	991,480	83.25	6.4	10,666	83.31

	5,810,983	64.82	4.2 (1)	3,866,627	57.15

(1)	The weighted average remaining contractual life excludes 31,077 stock options that do not have a fixed expiration date. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

For outstanding stock options at December 31, 2007 and 2006, the aggregate intrinsic value was $5.7 million and $166.0 million, respectively. For exercisable stock options at December 31, 2007 and 2006, the aggregate intrinsic value was $5.7 million and $139.9 million and the weighted average remaining contractual life was 3.3 years and 3.4 years, respectively, excluding the stock options previously noted without a fixed expiration date.

The previous tables do not include stock options for employees to purchase common stock of our subsidiaries, TCBO and NetDeposit. At December 31, 2007 for TCBO, there were options to purchase 115,000 shares at exercise prices from $20.00 to $20.58. At December 31, 2007, there were 1,038,000 issued and outstanding shares of TCBO common stock. For NetDeposit, there were options to purchase 10,701,626 shares at exercise prices from $0.29 to $1.00. At December 31, 2007, there were 142,348,414 issued and outstanding shares of NetDeposit common stock. TCBO and NetDeposit options are included in the previous pro forma disclosure.

Restricted Stock

Restricted stock issued vests generally over four years. During the vesting period, the holder has full voting rights and receives dividend equivalents. Compensation expense for issuances of restricted stock was $12.4 million in 2007, $6.8 million in 2006, and $1.7 million in 2005. The corresponding increase to shareholders’ equity is included in common stock. Compensation expense was determined based on the number of restricted shares issued and the market price of our common stock at the issue date.

The following summarizes our restricted stock activity for the three years ended December 31, 2007:

	Number of shares	Weighted average issue price

Nonvested restricted shares at December 31, 2004	10,000	$61.07
Issued	168,134	70.81
Assumed in acquisition	143,504	57.45
Vested	(114,162)	56.41
Forfeited	(3,493)	70.90

Nonvested restricted shares at December 31, 2005	203,983	68.99
Issued	293,650	80.14
Vested	(53,471)	71.29
Forfeited	(24,029)	76.09

Nonvested restricted shares at December 31, 2006	420,133	77.54
Issued	357,961	71.91
Vested	(115,852)	76.95
Forfeited	(27,180)	76.42

Nonvested restricted shares at December 31, 2007	635,062	74.54

The total fair value of restricted stock vesting during the year was $9.4 million in 2007, $4.3 million in 2006, and was not significant in 2005. The amount of tax benefit realized as a reduction of income taxes payable from the vesting of restricted stock was $3.8 million in 2007 and $1.9 million in 2006.

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

Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of our customers are as follows at December 31 (in thousands):

	2007	2006

Commitments to extend credit	$16,648,056	16,714,742
Standby letters of credit:
Financial	1,317,304	1,157,205
Performance	351,150	330,056
Commercial letters of credit	49,346	132,615

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

While establishing commitments to extend credit creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. As of December 31, 2007, $5.8 billion of commitments expire in 2008. We use the same credit policies and procedures in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.

We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $1,042 million expiring in 2008 and $627 million expiring thereafter through 2027. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2007, the carrying value recorded by the Company as a liability for these guarantees was $7.1 million.

Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.

At December 31, 2007, we had commitments to make venture and other noninterest-bearing investments of $101.7 million. These obligations have no stated maturity.

The contractual or notional amount of financial instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the actual level of risk. As of December 31, 2007 and 2006, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $7.0 billion and $6.7 billion, respectively.

At December 31, 2007, we were required to maintain cash balances of $38.7 million with the Federal Reserve Banks to meet minimum balance requirements in accordance with Federal Reserve Board regulations.

As of December 31, 2007, the Parent has guaranteed approximately $300.6 million of debt issued by our subsidiaries, as discussed in Note 13. See Note 6 for the discussion of Zions Bank’s commitment of $6.12 billion at December 31, 2007 to Lockhart, which is a QSPE conduit.

In October 2007, Visa Inc. completed a reorganization in contemplation of its initial public offering (“IPO”) expected to occur in 2008. As part of that reorganization, certain of the Company’s subsidiary banks received shares of common stock of Visa Inc. The Company’s subsidiary banks are also obligated as member banks under indemnification agreements to share in losses from certain litigation (“Covered Litigation”) of Visa. Although Visa is expected to set aside a portion of its proceeds from the IPO to fund any adverse settlements from the Covered Litigation, recent guidance from the SEC staff indicates that Visa member banks should record a liability for the fair value of any contingent obligation under the Covered Litigation. Estimation of the proportionate share for the Company’s subsidiary banks is extremely difficult and highly judgmental. The Company has recorded a total accrual of approximately $8.1 million, which is an estimate of the fair value of the contingent obligation. This accrual is included in other noninterest expense in the statement of income. Also, in accordance with generally accepted accounting principles and the recent SEC guidance, the Company’s subsidiary banks have not recognized any value for their investment in Visa.

We are a defendant in various legal proceedings arising in the normal course of business. We do not believe that the outcome of any such proceedings will have a material effect on our results of operations, financial position, or liquidity.

We have commitments for leasing premises and equipment under the terms of noncancelable capital and operating leases expiring from 2008 to 2046. Premises leased under capital leases at December 31, 2007 were $1.7 million and accumulated amortization was $1.1 million. Amortization applicable to premises leased under capital leases is included in depreciation expense.

Future aggregate minimum rental payments under existing noncancelable operating leases at December 31, 2007 are as follows (in thousands):

2008	$44,178
2009	42,481
2010	38,659
2011	32,500
2012	28,691
Thereafter	165,172

$351,681

Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: $2.9 million in 2008, $2.3 million in 2009, $2.7 million in 2010, $2.4 million in 2011, $1.9 million in 2012, and $8.5 million thereafter. Aggregate rental expense on operating leases amounted to $54.0 million in 2007, $51.5 million in 2006, and $41.6 million in 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). We believe, as of December 31, 2007, that we meet all capital adequacy requirements to which we are subject.

As of December 31, 2007, our capital ratios exceeded the minimum capital levels, and we are considered well capitalized under the regulatory framework for prompt corrective action. Our subsidiary banks also met the well capitalized minimum. To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events that we believe have changed our regulatory category.

Dividends declared by our banking subsidiaries in any calendar year may not, without the approval of the appropriate federal regulator, exceed their net earnings for that year combined with their net earnings less dividends paid for the preceding two years. We are also required to maintain the banking subsidiaries at the well capitalized level. At December 31, 2007, our banking subsidiaries had approximately $304.1 million available for the payment of dividends under the foregoing restrictions.

The actual capital amounts and ratios for the Company and its three largest banking subsidiaries are as follows (in thousands):

	Actual		Minimum for capital adequacy purposes		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total capital (to risk-weighted assets)
The Company	$5,547,973	11.68%	$3,801,256	8.00%	$4,751,570	10.00%
Zions First National Bank	1,622,137	10.75	1,206,859	8.00	1,508,574	10.00
California Bank & Trust	1,088,798	11.58	752,253	8.00	940,316	10.00
Amegy Bank N.A.	1,178,538	10.94	861,581	8.00	1,076,977	10.00
Tier I capital (to risk-weighted assets)
The Company	3,596,234	7.57	1,900,628	4.00	2,850,942	6.00
Zions First National Bank	1,032,562	6.84	603,430	4.00	905,144	6.00
California Bank & Trust	689,380	7.33	376,126	4.00	564,190	6.00
Amegy Bank N.A.	742,630	6.90	430,791	4.00	646,186	6.00
Tier I capital (to average assets)
The Company	3,596,234	7.37	1,463,464	3.00	2,439,106	5.00
Zions First National Bank	1,032,562	6.22	498,409	3.00	830,681	5.00
California Bank & Trust	689,380	6.97	296,545	3.00	494,242	5.00
Amegy Bank N.A.	742,630	7.58	294,038	3.00	490,064	5.00

As of December 31, 2006:
Total capital (to risk-weighted assets)
The Company	$5,293,253	12.29%	$3,445,531	8.00%	$4,306,914	10.00%
Zions First National Bank	1,469,553	11.30	1,040,178	8.00	1,300,223	10.00
California Bank & Trust	1,200,874	11.50	835,632	8.00	1,044,541	10.00
Amegy Bank N.A.	916,454	10.35	708,239	8.00	885,299	10.00
Tier I capital (to risk-weighted assets)
The Company	3,437,413	7.98	1,722,766	4.00	2,584,148	6.00
Zions First National Bank	944,487	7.26	520,089	4.00	780,134	6.00
California Bank & Trust	751,100	7.19	417,816	4.00	626,724	6.00
Amegy Bank N.A.	636,517	7.19	354,120	4.00	531,180	6.00
Tier I capital (to average assets)
The Company	3,437,413	7.86	1,312,658	3.00	2,187,763	5.00
Zions First National Bank	944,487	6.50	435,736	3.00	726,227	5.00
California Bank & Trust	751,100	7.36	306,240	3.00	510,401	5.00
Amegy Bank N.A.	636,517	7.64	249,864	3.00	416,441	5.00

20.   RETIREMENT PLANS

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the balance sheet and to recognize changes in that funded status through other comprehensive income in the years in which changes occur. While the Statement does not change the determination of net periodic benefit cost included in net income, it does expand disclosure requirements about certain effects on net periodic benefit cost that may arise in subsequent fiscal years. We adopted SFAS 158 as of December 31, 2006.

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

The following presents the change in benefit obligation, change in fair value of plan assets, and funded status of the pension plan and amounts recognized in the balance sheet as of the measurement date of December 31 (in thousands):

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$155,084	157,404
Service cost	384	499
Interest cost	8,564	8,624
Actuarial gain	(2,328)	(3,242)
Benefits paid	(8,891)	(8,201)

Benefit obligation at end of year	152,813	155,084

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	141,294	124,288
Actual return on plan assets	8,832	15,207
Employer contribution	–	10,000
Benefits paid	(8,891)	(8,201)

Fair value of plan assets at end of year	141,235	141,294

Funded status	$(11,578)	(13,790)

Amounts recognized in balance sheet:
Liability for pension benefits	$(11,578)	(13,790)
Accumulated other comprehensive loss	24,591	25,221
Accumulated other comprehensive loss consists of:
Net loss	24,591	25,221

The liability for pension/postretirement benefits is included in other liabilities in the balance sheet.

The amount of net loss in accumulated other comprehensive loss at December 31, 2007 expected to be recognized as an expense component of net periodic benefit cost in 2008 is approximately $1.0 million. The accumulated benefit obligation for the pension plan was $152.5 million and $154.7 million as of December 31, 2007 and 2006, respectively. Contributions to the plan are based on actuarial recommendation and pension regulations.

The following presents the components of net periodic benefit cost (credit) for the plan (in thousands):

	2007	2006	2005

Service cost	$384	499	557
Interest cost	8,564	8,624	8,630
Expected return on plan assets	(11,618)	(10,250)	(10,211)
Amortization of net actuarial loss	1,089	1,999	1,850

Net periodic benefit cost (credit)	$(1,581)	872	826

Weighted average assumptions for the plan are as follows:

	2007	2006	2005
Used to determine benefit obligation at year-end:
Discount rate	6.00%	5.65%	5.60%
Rate of compensation increase	4.25	4.25	4.25
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.65	5.60	5.75
Expected long-term return on plan assets	8.30	8.50	8.60
Rate of compensation increase	4.25	4.25	4.25

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

Weighted average asset allocations at December 31 for the plan are as follows:

	2007	2006

Equity securities	3%	5%
Mutual funds:
Equity funds	12	14
Debt funds	19	18
Other:
Insurance company separate accounts – equity investments	60	60
Guaranteed deposit account	6	3

	100%	100%

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

Equity securities consist of 93,808 shares of Company common stock with a fair value of $4.4 million at December 31, 2007 and 91,606 shares with a fair value of $7.6 million at December 31, 2006. Dividends received by the plan were approximately $161 thousand in 2007 and $143 thousand in 2006.

Benefit payments to pension plan participants, which reflect expected future service as appropriate, are estimated as follows for the years succeeding December 31, 2007 (in thousands):

2008	$8,580
2009	9,190
2010	9,880
2011	8,945
2012	10,281
Years 2013 - 2017	51,796

Amegy also had a defined benefit pension plan which was terminated during 2007 at a net cost approximating the existing liability.

We also have unfunded nonqualified supplemental retirement plans for certain current and former employees. The following presents the change in benefit obligation, change in fair value of plan assets, and funded status of these plans and amounts recognized in the balance sheet as of the measurement date of December 31 (in thousands):

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$13,052	13,415
Interest cost	693	719
Actuarial gain	(205)	(236)
Benefits paid	(904)	(846)
Settlements	(841)	–

Benefit obligation at end of year	11,795	13,052

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	–	–
Employer contributions	1,745	846
Benefits paid and settlements	(1,745)	(846)

Fair value of plan assets at end of year	–	–

Funded status	$(11,795)	(13,052)

Amounts recognized in balance sheet:
Liability for pension benefits	$(11,795)	(13,052)
Accumulated other comprehensive loss	1,500	1,995

Accumulated other comprehensive loss consists of:
Net loss	$702	1,057
Prior service cost	798	922
Transition liability	–	16

	$1,500	1,995

The amounts in accumulated other comprehensive loss at December 31, 2007 expected to be recognized as an expense component of net periodic benefit cost in 2008 are estimated as follows (in thousands):

Net gain	$(28)
Prior service cost	125

$97

The following presents the components of net periodic benefit cost for these plans (in thousands):

	2007	2006	2005

Interest cost	$693	719	730
Amortization of net actuarial (gain) loss	149	(10)	(16)
Amortization of prior service cost	124	124	124
Amortization of transition liability	16	16	16

Net periodic benefit cost	$982	849	854

Weighted average assumptions applicable for these plans are the same as the pension plan. Each year, Company contributions to these plans are made in amounts sufficient to meet benefit payments to plan participants. These benefit payments are estimated as follows for the years succeeding December 31, 2007 (in thousands):

2008	$1,821
2009	1,053
2010	1,086
2011	1,152
2012	1,082
Years 2013 - 2017	4,331

We are also obligated under several other supplemental retirement plans for certain current and former employees. At December 31, 2007 and 2006, our liability was $5.1 million and $5.4 million, respectively, for these plans.

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

The following table presents the change in benefit obligations, change in fair value of plan assets, and funded status of the plan and amounts recognized in the balance sheet as of the measurement date of December 31 (in thousands):

	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$5,919	6,454
Service cost	105	101
Interest cost	318	326
Actuarial gain	(18)	(337)
Benefits paid	(596)	(625)

Benefit obligation at end of year	5,728	5,919

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	–	–
Employer contributions	596	625
Benefits paid	(596)	(625)

Fair value of plan assets at end of year	–	–

Funded status	$(5,728)	(5,919)

Amounts recognized in balance sheet:
Liability for postretirement benefits	$(5,728)	(5,919)
Accumulated other comprehensive loss	(1,090)	(1,341)
Accumulated other comprehensive loss consists of:
Net gain	(1,090)	(1,341)

The amount of net gain in accumulated other comprehensive loss at December 31, 2007 expected to be recognized as a component of net periodic benefit cost in 2008 is approximately $218 thousand.

The following presents the components of net periodic benefit cost for the plan (in thousands):

	2007	2006	2005

Service cost	$105	101	118
Interest cost	318	326	357
Amortization of net actuarial gain	(268)	(333)	(357)

Net periodic benefit cost	$155	94	118

Weighted average assumptions for the plan are as follows:

	2007	2006	2005
Used to determine benefit obligation at year-end:
Discount rate	6.00%	5.65%	5.60%
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.65	5.60	5.75

Because our contribution rate is capped, there is no effect on the plan from assumed increases or decreases in health care cost trends. Each year, Company contributions to the plan are made in amounts sufficient to meet benefit payments to plan participants. These benefit payments are estimated as follows for the years succeeding December 31, 2007 (in thousands):

2008	$573
2009	556
2010	541
2011	525
2012	511
Years 2013 - 2017	2,321

We have a 401(k) and employee stock ownership plan (“Payshelter”) under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. The Company matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Matching contributions are invested in the Company’s common stock and amounted to $19.8 million in 2007, $17.3 million in 2006, and $12.4 million in 2005.

The Payshelter plan also has a noncontributory profit sharing feature which is discretionary and may range from 0% to 6% of eligible compensation based upon the Company’s return on average common equity for the year. The contribution percentage was 3.25% for 2007 and 4% for 2006, and the related profit sharing expense was $17.0 million and $17.9 million, respectively. The profit sharing contribution is invested in the Company’s common stock.

21.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of principal financial instruments are summarized as follows (in thousands):

	December 31, 2007		December 31, 2006
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and due from banks	$1,855,155	1,855,155	1,938,810	1,938,810
Money market investments	1,500,208	1,500,208	369,276	369,276
Investment securities	5,860,900	5,858,607	5,767,467	5,763,171
Loans and leases, net of allowance	38,628,403	38,975,714	34,302,406	34,311,063
Derivatives (included in other assets)	307,452	307,452	51,749	51,749

Total financial assets	$48,152,118	48,497,136	42,429,708	42,434,069

Financial liabilities:
Demand, savings, and money market deposits	$26,593,376	26,593,376	25,869,197	25,869,197
Time deposits	6,953,951	7,017,862	6,560,023	6,574,080
Foreign deposits	3,375,426	3,374,886	2,552,526	2,551,651
Securities sold, not yet purchased	224,269	224,269	175,993	175,993
Federal funds purchased and security repurchase agreements	3,761,572	3,761,572	2,927,540	2,927,540
Derivatives (included in other liabilities)	104,002	104,002	63,191	63,191
Commercial paper, FHLB advances and other borrowings	3,607,452	3,613,520	875,490	880,630
Long-term debt	2,463,254	2,493,832	2,357,721	2,384,806

Total financial liabilities	$47,083,302	47,183,319	41,381,681	41,427,088

Financial Assets

The estimated fair value approximates the carrying value of cash and due from banks and money market investments. For investment securities, the fair value is based on quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or a discounted cash flow model based on established market rates. The fair value of loans is estimated by discounting future cash flows using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan.

Financial Liabilities

The estimated fair value of demand, savings, and money market deposits is the amount payable on demand at the reporting date. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the use of the carrying value because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately. The estimated fair value of securities sold not yet purchased, federal funds purchased, and security repurchase agreements also approximates the carrying value. The fair value of time and foreign deposits is estimated by discounting future cash flows using the LIBOR yield curve. Commercial paper is issued for short terms of duration. The fair value of fixed rate FHLB advances is estimated by discounting future cash flows using the LIBOR yield curve. Variable rate FHLB advances reprice with changes in market rates; as such, their carrying amounts approximate fair value. Other borrowings are not significant. The estimated fair value of long-term debt is based on discounting cash flows using the LIBOR yield curve plus credit spreads.

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

Off-Balance Sheet Financial Instruments

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

22.     OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of December 31, 2007, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. The operating segment identified as “Other” includes the Parent, Zions Management Services Company (“ZMSC”), certain nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO (see Note 1), and eliminations of transactions between segments. Results for Amegy in 2005 only include the month of December.

ZMSC provides internal technology and operational services to affiliated operating businesses of the Company. ZMSC charges most of its costs to the affiliates on an approximate break-even basis.

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

The following is a summary of selected operating segment information for the years ended December 31, 2007, 2006 and 2005 (in millions):

	Zions Bank	CB&T	Amegy	NBA	NSB	Vectra	TCBW	Other	Consolidated Company
2007:
Net interest income	$551.4	434.8	331.3	250.8	182.5	96.9	35.1	(0.8)	1,882.0
Provision for loan losses	39.1	33.5	21.2	30.5	23.3	4.0	0.3	0.3	152.2

Net interest income after provision for loan losses	512.3	401.3	310.1	220.3	159.2	92.9	34.8	(1.1)	1,729.8
Impairment losses on available-for-sale securities and valuation losses on securities purchased from Lockhart Funding	(59.7)	(79.2)	–	–	–	–	–	(19.3)	(158.2)
Other noninterest income	236.8	87.3	126.7	33.4	32.9	28.1	2.5	22.8	570.5
Noninterest expense	463.2	230.8	295.6	142.4	111.8	86.3	14.4	60.1	1,404.6

Income (loss) before income taxes and minority interest	226.2	178.6	141.2	111.3	80.3	34.7	22.9	(57.7)	737.5
Income tax expense (benefit)	72.2	71.2	46.7	43.5	27.9	12.5	7.5	(45.7)	235.8
Minority interest	0.2	–	0.1	–	–	–	–	7.7	8.0

Net income (loss)	153.8	107.4	94.4	67.8	52.4	22.2	15.4	(19.7)	493.7
Preferred stock dividend	–	–	–	–	–	–	–	14.3	14.3

Net earnings applicable to common shareholders	$153.8	107.4	94.4	67.8	52.4	22.2	15.4	(34.0)	479.4

Assets	$18,446	10,156	11,675	5,279	3,903	2,667	947	(126)	52,947
Net loans and leases(1)	12,997	7,792	7,902	4,585	3,231	1,987	509	85	39,088
Deposits	11,644	8,082	8,058	3,871	3,304	1,752	608	(396)	36,923
Shareholder’s equity:
Preferred equity	–	–	–	–	–	–	–	240	240
Common equity	1,048	1,067	1,932	581	261	329	67	(232)	5,053
Total shareholder’s equity	1,048	1,067	1,932	581	261	329	67	8	5,293

	Zions Bank	CB&T	Amegy	NBA	NSB	Vectra	TCBW	Other	Consolidated Company
2006:
Net interest income	$472.3	469.4	304.7	214.9	197.5	94.2	33.6	(21.9)	1,764.7
Provision for loan losses	19.9	15.0	7.8	16.3	8.7	4.2	0.5	0.2	72.6

Net interest income after provision for loan losses	452.4	454.4	296.9	198.6	188.8	90.0	33.1	(22.1)	1,692.1
Noninterest income	263.7	80.7	114.9	25.4	31.2	26.8	2.0	6.5	551.2
Noninterest expense	426.1	244.6	283.5	103.0	110.8	85.0	13.9	63.5	1,330.4

Income (loss) before income taxes and minority interest	290.0	290.5	128.3	121.0	109.2	31.8	21.2	(79.1)	912.9
Income tax expense (benefit)	98.1	117.9	39.5	47.8	38.1	11.7	7.0	(42.1)	318.0
Minority interest	0.1	–	1.8	–	–	–	–	9.9	11.8

Net income (loss)	191.8	172.6	87.0	73.2	71.1	20.1	14.2	(46.9)	583.1
Preferred stock dividend	–	–	–	–	–	–	–	3.8	3.8

Net earnings applicable to common shareholders	$191.8	172.6	87.0	73.2	71.1	20.1	14.2	(50.7)	579.3

Assets	$14,823	10,416	10,366	4,599	3,916	2,385	808	(343)	46,970
Net loans and leases(1)	10,702	8,092	6,352	4,066	3,214	1,725	428	89	34,668
Deposits	10,450	8,410	7,329	3,695	3,401	1,712	513	(528)	34,982
Shareholder’s equity:
Preferred equity	–	–	–	–	–	–	–	240	240
Common equity	972	1,123	1,805	346	273	314	56	(142)	4,747
Total shareholder’s equity	972	1,123	1,805	346	273	314	56	98	4,987

2005:
Net interest income	$407.9	451.4	25.5	187.6	171.3	89.1	29.6	(1.0)	1,361.4
Provision for loan losses	26.0	9.9	–	5.2	(0.4)	1.6	1.0	(0.3)	43.0

Net interest income after provision for loan losses	381.9	441.5	25.5	182.4	171.7	87.5	28.6	(0.7)	1,318.4
Noninterest income	269.2	75.0	9.0	21.5	31.0	26.6	1.6	3.0	436.9
Noninterest expense	391.1	243.9	23.7	97.8	106.2	86.8	12.6	50.7	1,012.8
Impairment loss on goodwill	0.6	–	–	–	–	–	–	–	0.6

Income (loss) before income taxes and minority interest	259.4	272.6	10.8	106.1	96.5	27.3	17.6	(48.4)	741.9
Income tax expense (benefit)	85.4	109.7	3.3	42.1	33.4	9.7	5.5	(25.7)	263.4
Minority interest	(0.1)	–	–	–	–	–	–	(1.5)	(1.6)

Net income (loss)	$174.1	162.9	7.5	64.0	63.1	17.6	12.1	(21.2)	480.1

Assets	$12,651	10,896	9,350	4,209	3,681	2,324	789	(1,120)	42,780
Net loans and leases(1)	8,510	7,671	5,389	3,698	2,846	1,539	402	72	30,127
Deposits	9,213	8,896	6,905	3,599	3,171	1,636	442	(1,220)	32,642
Shareholder’s equity	836	1,072	1,768	299	244	299	50	(331)	4,237

(1)	Net of unearned income and fees, net of related costs.

23.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial information by quarter for 2007 and 2006 is as follows (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth	Year
2007:
Gross interest income	$770,451	789,614	817,742	827,519	3,205,326
Net interest income	457,083	469,347	476,637	478,885	1,881,952
Provision for loan losses	9,111	17,763	55,354	69,982	152,210
Noninterest income:
Impairment losses on available-for-sale securities and valuation losses on securities purchased from Lockhart Funding	–	–	–	(158,208)	(158,208)
Securities gains, net	8,899	113	11,130	596	20,738
Other noninterest income	136,515	141,228	134,693	137,378	549,814
Noninterest expense	351,979	347,612	352,031	352,966	1,404,588
Income before income taxes and minority interest	241,407	245,313	215,075	35,703	737,498
Net income	153,258	159,214	135,732	45,541	493,745
Preferred stock dividend	3,603	3,607	3,770	3,343	14,323
Net earnings applicable to common shareholders	149,655	155,607	131,962	42,198	479,422
Net earnings per common share:
Basic	$1.38	1.44	1.24	0.40	4.47
Diluted	1.36	1.43	1.22	0.39	4.42

2006:
Gross interest income	$638,655	686,616	731,553	761,297	2,818,121
Net interest income	422,847	436,327	446,511	459,039	1,764,724
Provision for loan losses	14,512	17,022	14,363	26,675	72,572
Noninterest income:
Securities gains, net	801	3,392	14,743	5,321	24,257
Other noninterest income	127,687	134,119	130,586	134,560	526,952
Noninterest expense	324,455	333,028	330,028	342,926	1,330,437
Income before income taxes and minority interest	212,368	223,788	247,449	229,319	912,924
Net income	137,633	145,310	153,674	146,508	583,125
Preferred stock dividend	–	–	–	3,835	3,835
Net earnings applicable to common shareholders	137,633	145,310	153,674	142,673	579,290
Net earnings per common share:
Basic	$1.30	1.37	1.45	1.34	5.46
Diluted	1.28	1.35	1.42	1.32	5.36

24.     PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(In thousands)	2007	2006
ASSETS
Cash and due from banks	$2,003	1,907
Interest-bearing deposits	85,399	183,497
Investment securities – available-for-sale, at fair value	388,045	422,041
Loans, net of unearned fees of $33 and allowance for loan losses of $52	475	–
Other noninterest-bearing investments	72,427	62,830
Investments in subsidiaries:
Commercial banks and bank holding company	5,293,994	4,899,646
Other operating companies	81,087	58,266
Nonoperating – Zions Municipal Funding, Inc.(1)	446,785	429,126
Receivables from subsidiaries:
Commercial banks	1,407,500	1,294,452
Other	1,865	13,420
Other assets	179,552	83,432

	$7,959,132	7,448,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$95,698	104,312
Commercial paper	337,840	220,507
Subordinated debt to affiliated trusts	309,412	324,709
Long-term debt	1,923,382	1,812,066

Total liabilities	2,666,332	2,461,594

Shareholders’ equity:
Preferred stock	240,000	240,000
Common stock	2,212,237	2,230,303
Retained earnings	2,910,692	2,602,189
Accumulated other comprehensive loss	(58,835)	(75,849)
Deferred compensation	(11,294)	(9,620)

Total shareholders’ equity	5,292,800	4,987,023

	$7,959,132	7,448,617

(1)	Zions Municipal Funding, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)	2007	2006	2005
Interest income:
Commercial bank subsidiaries	$90,504	62,146	30,485
Other subsidiaries and affiliates	852	1,245	1,168
Other loans and securities	27,870	32,881	37,025

Total interest income	119,226	96,272	68,678

Interest expense:
Affiliated trusts	25,925	25,964	25,966
Other borrowed funds	116,520	112,726	61,277

Total interest expense	142,445	138,690	87,243

Net interest loss	(23,219)	(42,418)	(18,565)
Provision for loan losses	50	(8)	(37)

Net interest loss after provision for loan losses	(23,269)	(42,410)	(18,528)

Other income:
Dividends from consolidated subsidiaries:
Commercial banks and bank holding company	460,200	431,000	261,250
Other operating companies	560	600	300
Equity and fixed income securities gains, net	2,882	8,180	1,534
Impairment losses on available-for-sale securities	(19,281)	–	–
Other income	8,498	2,730	3,522

	452,859	442,510	266,606

Expenses:
Salaries and employee benefits	14,781	14,841	14,078
Other operating expenses	20,328	23,388	18,001

	35,109	38,229	32,079

Income before income tax benefit and undistributed income of consolidated subsidiaries	394,481	361,871	215,999
Income tax benefit	40,422	29,541	21,207

Income before equity in undistributed income of consolidated subsidiaries	434,903	391,412	237,206
Equity in undistributed income of consolidated subsidiaries:
Commercial banks and bank holding company	52,962	190,756	239,821
Other operating companies	(11,778)	(15,302)	(12,081)
Nonoperating – Zions Municipal Funding, Inc.	17,658	16,259	15,175

Net income	493,745	583,125	480,121
Preferred stock dividend	14,323	3,835	–

Net earnings applicable to common shareholders	$479,422	579,290	480,121

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$493,745	583,125	480,121
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of consolidated subsidiaries	(58,842)	(191,713)	(242,915)
Equity and fixed income securities (gains), net	(2,882)	(8,180)	(1,534)
Impairment losses on available-for-sale securities	19,281	–	–
Other	(15,582)	34,160	40,048

Net cash provided by operating activities	435,720	417,392	275,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	98,098	(82,497)	3,774
Collection of advances to subsidiaries	97,333	18,706	28,320
Advances to subsidiaries	(201,862)	(702,581)	(131,600)
Proceeds from sales and maturities of equity and fixed income securities	82,439	166,085	42,958
Purchase of investment securities	(140,786)	–	(42,221)
Increase of investment in subsidiaries	(47,500)	(137,206)	(32,280)
Cash paid for acquisition	(879)	–	(609,523)
Other	(2,268)	(7,983)	(8,255)

Net cash used in investing activities	(115,425)	(745,476)	(748,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and other borrowings under one year	117,333	53,319	1,741
Proceeds from issuance of long-term debt	295,627	395,000	595,134
Payments on long-term debt	(274,957)	(248,425)	–
Proceeds from issuance of preferred stock	–	235,833	–
Proceeds from issuance of common stock	59,473	79,511	90,800
Payments to redeem common stock	(322,025)	(26,483)	(82,211)
Dividends paid on preferred stock	(14,323)	(3,835)	–
Dividends paid on common stock	(181,327)	(156,986)	(130,300)

Net cash provided by (used in) financing activities	(320,199)	327,934	475,164

Net increase (decrease) in cash and due from banks	96	(150)	2,057
Cash and due from banks at beginning of year	1,907	2,057	–

Cash and due from banks at end of year	$2,003	1,907	2,057

As of December 31, 2007, the Parent has lines of credit of $98 million with Amegy Bank and $55 million with CB&T. No amounts were outstanding at December 31, 2007. Interest on these lines is at a variable rate based on specified indices. Actual amounts that may be borrowed at any given time are based on determined collateral requirements.

The Parent paid interest of $141.9 million in 2007, $135.0 million in 2006, and $80.5 million in 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, these disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 10, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 10, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans:

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plans Approved by Security Holders:
Zions Bancorporation 2005 Stock Option and Incentive Plan	2,713,682	$79.04	5,367,875
Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan	160,289	54.80	–
Zions Bancorporation Key Employee Incentive Stock Option Plan	1,966,236	52.91	–

Equity Compensation Plans Not Approved by Security Holders:
1998 Non-Qualified Stock Option and Incentive Plan	165,465	59.25	–

Total	5,005,672		5,367,875

(1)	The table does not include information for equity compensation plans assumed by the Company in mergers. A total of 805,311 shares of common stock with a weighted average exercise price of $49.15 were issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2007. The Company cannot grant additional awards under these assumed plans. Column (a) also excludes 635,062 shares of restricted stock. The 5,367,875 shares available for future issuance can be in the form of an option, under the Zions Bancorporation 2005 Stock Option and Incentive Plan, or in restricted stock.

Other information required by Item 12 is incorporated by reference from the Company’s Proxy Statement to be dated approximately March 10, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 10, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the Company’s Proxy Statement to be dated approximately March 10, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial statements – The following consolidated financial statements of Zions Bancorporation and subsidiaries are filed as part of this Form 10-K under Item 8, Financial Statements and Supplementary Data:

		Consolidated balance sheets – December 31, 2007 and 2006

		Consolidated statements of income – Years ended December 31, 2007, 2006 and 2005

		Consolidated statements of changes in shareholders’ equity and comprehensive income – Years ended December 31, 2007, 2006 and 2005

		Consolidated statements of cash flows – Years ended December 31, 2007, 2006 and 2005

		Notes to consolidated financial statements – December 31, 2007

	(2)	Financial statement schedules – All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.

	(3)	List of Exhibits:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Amended and Restated Bylaws of Zions Bancorporation date May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

4.1	Senior Debt Indenture dated September 10, 2002 between Zions Bancorporation and J.P. Morgan Trust Company, N.A., as trustee, with respect to senior debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.1 of Form S-3ARS filed March 31, 2006.	*

4.2	Subordinated Debt Indenture dated September 10, 2002 between Zions Bancorporation and J.P. Morgan Trust Company, N.A., as trustee, with respect to subordinated debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.2 of Form S-3ARS filed March 31, 2006.	*

4.3	Junior Subordinated Indenture dated August 21, 2002 between Zions Bancorporation and J.P. Morgan Trust Company, N.A., as trustee, with respect to junior subordinated debentures of Zions Bancorporation, incorporated by reference to Exhibit 4.3 of Form S-3ARS filed March 31, 2006.	*

10.1	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2002-2005, incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2002.	*

10.2	Zions Bancorporation 2003-2005 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2003.	*

10.3	Form of Zions Bancorporation 2003-2005 Value Sharing Plan, Subsidiary Banks, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2003.	*

10.4	Zions Bancorporation 2006-2008 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2006.	*

10.5	Form of Zions Bancorporation 2006-2008 Value Sharing Plan, Subsidiary Banks, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2006.	*

10.6	Amegy Bank of Texas 2007-2008 Value Sharing Plan, incorporated by reference to Exhibit 10.7 of Form 10-Q for the quarter ended June 30, 2007.	*

10.7	2005 Management Incentive Compensation Plan, incorporated by reference to Appendix II of the Proxy Statement contained in the Company’s Schedule 14A filed on April 4, 2005.	*

10.8	Zions Bancorporation Restated Deferred Compensation Plan (Effective January 1, 2005), incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2006.	*

10.9	First Amendment to the Zions Bancorporation Restated Deferred Compensation Plan, dated January 9, 2007, incorporated by reference to Exhibit 10.5 of Form10-Q for the quarter ended June 30, 2007.	*

10.10	Zions Bancorporation Second Restated Deferred Compensation Plan for Directors (Effective January 1, 2005), incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2006.	*

10.11	Fourth Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended September 30, 2006.	*

10.12	First Amendment to the Amegy Bancorporation, Inc. Fourth Amended and Restated Non-Employee Directors Deferred Fee Plan (filed herewith).

10.13	Zions Bancorporation Restated Excess Benefit Plan (Effective January 1, 2005), incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2006.	*

10.14	First Amendment to the Zions Bancorporation Restated Excess Benefit Plan, dated January 9, 2007, incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2007.	*

10.15	Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002, incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 2006.	*

10.16	Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, dated January 6, 2005, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2004.	*

10.17	Amendment to Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2006.	*

10.18	Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2006.	*

10.19	Revised Schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006, incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2006.	*

10.20	Zions Bancorporation Restated Pension Plan effective January 1, 2001, including amendments adopted through January 31, 2002 (filed herewith).

10.21	Amendment dated December 31, 2002 to Zions Bancorporation Restated Pension Plan, incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2002.	*

10.22	Second Amendment to the Restated and Amended Zions Bancorporation Pension Plan dated September 4, 2003, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2005.	*

10.23	Third Amendment to the Zions Bancorporation Pension Plan dated September 4, 2003, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2005.	*

10.24	Fourth Amendment to the Restated and Amended Zions Bancorporation Pension Plan dated March 28, 2005, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2005.	*

10.25	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2002.	*

10.26	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Established and Restated Effective January 1, 2003, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2003.	*

10.27	First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated November 20, 2003, incorporated by reference to Exhibit 10.19 of Form 10-K for the year ended December 31, 2004.	*

10.28	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2003, incorporated by reference to Exhibit 10.20 of Form 10-K for the year ended December 31, 2004.	*

10.29	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 1, 2004, incorporated by reference to Exhibit 10.21 of Form 10-K for the year ended December 31, 2004.	*

10.30	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated March 18, 2005, incorporated by reference to Exhibit 10.31 of Form 10-Q for the quarter ended March 31, 2005.	*

10.31	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated February 28, 2006, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2006.	*

10.32	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated July 31, 2006, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2006.	*

10.33	Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 28, 2006, incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended December 31, 2006.	*

10.34	Eighth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated May 14, 2007, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2007.	*

10.35	Ninth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated July 19, 2007, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2007.	*

10.36	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated July 3, 2006, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2007.	*

10.37	Amended and Restated Zions Bancorporation Key Employee Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2004.	*

10.38	Amended and Restated Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan (filed herewith).

10.39	Zions Bancorporation 1998 Non-Qualified Stock Option and Incentive Plan, as amended April 25, 2003, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2003.	*

10.40	Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 4.7 of Form S-8 filed on May 6, 2005.	*

10.41	Amendment No. 1 to Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2007.	*

10.42	Standard Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended March 31, 2005.	*

10.43	Standard Directors Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2005.	*

10.44	Restated Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2007.	*

10.45	Amegy Bancorporation (formerly Southwest Bancorporation of Texas, Inc.) 1996 Stock Option Plan, as amended and restated as of June 4, 2002 (filed herewith).

10.46	Amegy Bancorporation 2004 Omnibus Incentive Plan, incorporated by reference to Appendix B to Amegy Bancorporation’s Definitive Proxy Statement filed on March 25, 2004.	*

10.47	Form of Change in Control Agreement between the Company and Certain Executive Officers, including Harris H. Simmons, Doyle L. Arnold, A. Scott Anderson, and George M. Feiger, incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2006.	*

10.48	Form of Change in Control Agreement between the Company and Certain Executive Officers, including Paul B. Murphy and Scott J. McLean (filed herewith).

10.49	Stock Purchase and Shareholder Agreement dated June 1, 2004 among Welman Holdings, Inc., the Company, Zions First National Bank and PSC Wealth Management, LLC, incorporated by reference to Exhibit 99.2 of Form 8-K filed April 1, 2005.	*

10.50	Employment Agreement dated as of June 1, 2004 between the Company and George M. Feiger, incorporated by reference to Exhibit 99.1 of Form 8-K filed April 1, 2005.	*

10.51	Employment Agreement between the Company and Paul B. Murphy, incorporated by reference to Exhibit 10.40 of Form 10-K for the year ended December 31, 2006.	*

10.52	Employment Agreement between the Company and Scott J. McLean, incorporated by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2006.	*

10.53	Employment Agreement between the Company and Dallas Haun (filed herewith).

12	Ratio of Earnings to Fixed Charges (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

*	Incorporated by reference

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

ZIONS BANCORPORATION

February 28, 2008	By /s/ HARRIS H. SIMMONS
HARRIS H. SIMMONS, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 28, 2008

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