Form 10-K/A
period 2007-12-31
ZIONS BANCORPORATION /UT/
filed 2008-03-10
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement (to be dated approximately March 10, 2008) for the Annual Meeting of Shareholders to be held April 24, 2008 – Incorporated into Part III

ZIONS BANCORPORATION

ITEM AMENDED

This Amendment No. 1 on Form 10-K/A is being filed to include the conformed signatures of Ernst & Young LLP on their Report on Internal Control Over Financial Reporting and their Report on Consolidated Financial Statements both dated February 28, 2008 included in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. These conformed signatures were inadvertently omitted from the Annual Report on Form 10-K as filed February 28, 2008 for the year ended December 31, 2007, although signatures were included on the original forms of the reports. This Amendment No. 1 on Form 10-K/A is filed solely to correct this typographical error.

INDEX

		Page
PART II

Item 8.	Financial Statements and Supplementary Data	1

PART IV

Item 15.	Exhibits, Financial Statement Schedules	61

SIGNATURES		67

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

The Parent paid interest of $141.9 million in 2007, $135.0 million in 2006, and $80.5 million in 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial statements – the following consolidated financial statements of Zions Bancorporation and subsidiaries are filed as part of this Form 10-K/A under Item 8, Financial Statements and Supplementary Data:

		Consolidated balance sheets – December 31, 2007 and 2006

		Consolidated statements of income – Years ended December 31, 2007, 2006 and 2005

		Consolidated statements of changes in shareholders’ equity and comprehensive income – Years ended December 31, 2007, 2006 and 2005

		Consolidated statements of cash flows – Years ended December 31, 2007, 2006 and 2005

		Notes to consolidated financial statements – December 31, 2007

	(2)	Financial statement schedules – All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.

	(3)	List of Exhibits:

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2002.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Amended and Restated Bylaws of Zions Bancorporation date May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

4.1	Senior Debt Indenture dated September 10, 2002 between Zions Bancorporation and J.P. Morgan Trust Company, N.A., as trustee, with respect to senior debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.1 of Form S-3ARS filed March 31, 2006.	*

4.2	Subordinated Debt Indenture dated September 10, 2002 between Zions Bancorporation and J.P. Morgan Trust Company, N.A., as trustee, with respect to subordinated debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.2 of Form S-3ARS filed March 31, 2006.	*

4.3	Junior Subordinated Indenture dated August 21, 2002 between Zions Bancorporation and J.P. Morgan Trust Company, N.A., as trustee, with respect to junior subordinated debentures of Zions Bancorporation, incorporated by reference to Exhibit 4.3 of Form S-3ARS filed March 31, 2006.	*

10.1	Zions Bancorporation Senior Management Value Sharing Plan, Award Period 2002-2005, incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2002.	*

10.2	Zions Bancorporation 2003-2005 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2003.	*

10.3	Form of Zions Bancorporation 2003-2005 Value Sharing Plan, Subsidiary Banks, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended March 31, 2003.	*

10.4	Zions Bancorporation 2006-2008 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2006.	*

10.5	Form of Zions Bancorporation 2006-2008 Value Sharing Plan, Subsidiary Banks, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2006.	*

10.6	Amegy Bank of Texas 2007-2008 Value Sharing Plan, incorporated by reference to Exhibit 10.7 of Form 10-Q for the quarter ended June 30, 2007.	*

10.7	2005 Management Incentive Compensation Plan, incorporated by reference to Appendix II of the Proxy Statement contained in the Company’s Schedule 14A filed on April 4, 2005.	*

10.8	Zions Bancorporation Restated Deferred Compensation Plan (Effective January 1, 2005), incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2006.	*

10.9	First Amendment to the Zions Bancorporation Restated Deferred Compensation Plan, dated January 9, 2007, incorporated by reference to Exhibit 10.5 of Form10-Q for the quarter ended June 30, 2007.	*

10.10	Zions Bancorporation Second Restated Deferred Compensation Plan for Directors (Effective January 1, 2005), incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2006.	*

10.11	Fourth Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended September 30, 2006.	*

10.12	First Amendment to the Amegy Bancorporation, Inc. Fourth Amended and Restated Non-Employee Directors Deferred Fee Plan.	**

10.13	Zions Bancorporation Restated Excess Benefit Plan (Effective January 1, 2005), incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2006.	*

10.14	First Amendment to the Zions Bancorporation Restated Excess Benefit Plan, dated January 9, 2007, incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2007.	*

10.15	Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002, incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 2006.	*

10.16	Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, dated January 6, 2005, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2004.	*

10.17	Amendment to Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2006.	*

10.18	Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2006.	*

10.19	Revised Schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006, incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2006.	*

10.20	Zions Bancorporation Restated Pension Plan effective January 1, 2001, including amendments adopted through January 31, 2002.	**

10.21	Amendment dated December 31, 2002 to Zions Bancorporation Restated Pension Plan, incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2002.	*

10.22	Second Amendment to the Restated and Amended Zions Bancorporation Pension Plan dated September 4, 2003, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2005.	*

10.23	Third Amendment to the Zions Bancorporation Pension Plan dated September 4, 2003, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2005.	*

10.24	Fourth Amendment to the Restated and Amended Zions Bancorporation Pension Plan dated March 28, 2005, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2005.	*

10.25	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2002.	*

10.26	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Established and Restated Effective January 1, 2003, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2003.	*

10.27	First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated November 20, 2003, incorporated by reference to Exhibit 10.19 of Form 10-K for the year ended December 31, 2004.	*

10.28	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2003, incorporated by reference to Exhibit 10.20 of Form 10-K for the year ended December 31, 2004.	*

10.29	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 1, 2004, incorporated by reference to Exhibit 10.21 of Form 10-K for the year ended December 31, 2004.	*

10.30	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated March 18, 2005, incorporated by reference to Exhibit 10.31 of Form 10-Q for the quarter ended March 31, 2005.	*

10.31	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated February 28, 2006, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2006.	*

10.32	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated July 31, 2006, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2006.	*

10.33	Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 28, 2006, incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended December 31, 2006.	*

10.34	Eighth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated May 14, 2007, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2007.	*

10.35	Ninth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated July 19, 2007, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2007.	*

10.36	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated July 3, 2006, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2007.	*

10.37	Amended and Restated Zions Bancorporation Key Employee Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2004.	*

10.38	Amended and Restated Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan.	**

10.39	Zions Bancorporation 1998 Non-Qualified Stock Option and Incentive Plan, as amended April 25, 2003, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2003.	*

10.40	Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 4.7 of Form S-8 filed on May 6, 2005.	*

10.41	Amendment No. 1 to Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2007.	*

10.42	Standard Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended March 31, 2005.	*

10.43	Standard Directors Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2005.	*

10.44	Restated Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2007.	*

10.45	Amegy Bancorporation (formerly Southwest Bancorporation of Texas, Inc.) 1996 Stock Option Plan, as amended and restated as of June 4, 2002.	**

10.46	Amegy Bancorporation 2004 Omnibus Incentive Plan, incorporated by reference to Appendix B to Amegy Bancorporation’s Definitive Proxy Statement filed on March 25, 2004.	*

10.47	Form of Change in Control Agreement between the Company and Certain Executive Officers, including Harris H. Simmons, Doyle L. Arnold, A. Scott Anderson, and George M. Feiger, incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2006.	*

10.48	Form of Change in Control Agreement between the Company and Certain Executive Officers, including Paul B. Murphy and Scott J. McLean.	**

10.49	Stock Purchase and Shareholder Agreement dated June 1, 2004 among Welman Holdings, Inc., the Company, Zions First National Bank and PSC Wealth Management, LLC, incorporated by reference to Exhibit 99.2 of Form 8-K filed April 1, 2005.	*

10.50	Employment Agreement dated as of June 1, 2004 between the Company and George M. Feiger, incorporated by reference to Exhibit 99.1 of Form 8-K filed April 1, 2005.	*

10.51	Employment Agreement between the Company and Paul B. Murphy, incorporated by reference to Exhibit 10.40 of Form 10-K for the year ended December 31, 2006.	*

10.52	Employment Agreement between the Company and Scott J. McLean, incorporated by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2006.	*

10.53	Employment Agreement between the Company and Dallas Haun.	**

12	Ratio of Earnings to Fixed Charges.	**

21	List of Subsidiaries of Zions Bancorporation.	**

23	Consent of Independent Registered Public Accounting Firm (filed herewith).	**

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).	**

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).	**

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).	**

*	Incorporated by reference
**	Previously filed with Annual Report on Form 10-K on February 28, 2008

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

ZIONS BANCORPORATION

March 10, 2008	By /s/ DOYLE L. ARNOLD
DOYLE L. ARNOLD, Vice Chairman and Chief Financial Officer