Form 10-Q
period 2008-03-31
ZIONS BANCORPORATION /UT/
filed 2008-05-09
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

COMMISSION FILE NUMBER: 001-12307

ZIONS BANCORPORATION
(Exact name of registrant as specified in its charter)

UTAH	87-0227400
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

ONE SOUTH MAIN, 15th FLOOR SALT LAKE CITY, UTAH	84111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (801) 524-4787

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 30, 2008	107,553,006 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(In thousands, except share amounts)	2008	2007	2007
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,660,539	$1,855,155	$1,574,519
Money market investments:
Interest-bearing deposits and commercial paper	1,243,860	726,446	17,325
Federal funds sold	121,892	102,225	527,691
Security resell agreements	689,235	671,537	439,722
Investment securities:
Held-to-maturity, at cost (approximate fair value $704,156,
$702,148 and $663,474)	701,658	704,441	667,269
Available-for-sale, at fair value	4,259,742	5,134,610	4,909,220
Trading account, at fair value (includes $0, $741 and $1,095
transferred as collateral under repurchase agreements)	40,807	21,849	32,438
	5,002,207	5,860,900	5,608,927
Loans:
Loans held for sale	208,529	207,943	266,880
Loans and leases	39,855,365	39,044,163	35,832,061
	40,063,894	39,252,106	36,098,941
Less:
Unearned income and fees, net of related costs	158,139	164,327	154,093
Allowance for loan losses	501,283	459,376	371,213
Loans and leases, net of allowance	39,404,472	38,628,403	35,573,635

Other noninterest-bearing investments	1,114,902	1,034,412	988,015
Premises and equipment, net	657,183	655,712	645,391
Goodwill	2,009,517	2,009,513	2,011,889
Core deposit and other intangibles	140,672	149,493	192,677
Other real estate owned	36,476	15,201	9,682
Other assets (includes $38,788 measured at fair value at March 31, 2008)	1,327,338	1,238,417	969,393
	$53,408,293	$52,947,414	$48,558,866

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$9,464,122	$9,618,300	$9,761,255
Interest-bearing:
Savings and NOW	4,661,963	4,507,837	4,578,007
Money market	10,716,328	10,304,225	10,425,084
Internet money market	2,270,059	2,163,014	1,464,535
Time under $100,000	2,564,434	2,562,363	2,485,720
Time $100,000 and over	4,548,009	4,391,588	5,086,948
Foreign	3,291,422	3,375,426	2,524,190
	37,516,337	36,922,753	36,325,739

Securities sold, not yet purchased	184,522	224,269	190,878
Federal funds purchased	1,817,587	2,463,460	2,132,682
Security repurchase agreements	1,144,178	1,298,112	924,922
Other liabilities	620,528	644,375	662,589
Commercial paper	164,657	297,850	186,978
Federal Home Loan Bank advances and other borrowings:
One year or less	3,890,087	3,181,990	323,598
Over one year	127,006	127,612	129,446
Long-term debt	2,585,177	2,463,254	2,382,173
Total liabilities	48,050,079	47,623,675	43,259,005

Minority interest	30,413	30,939	38,691

Shareholders' equity:
Capital stock:
Preferred stock, without par value, authorized 3,000,000 shares:
Series A (liquidation preference $1,000 per share); issued
and outstanding 240,000 shares	240,000	240,000	240,000
Common stock, without par value; authorized 350,000,000
shares; issued and outstanding 107,139,188, 107,116,505,
and 109,052,149 shares	2,219,905	2,212,237	2,381,509
Retained earnings	2,957,511	2,910,692	2,719,502
Accumulated other comprehensive income (loss)	(76,429)	(58,835)	(69,257)
Deferred compensation	(13,186)	(11,294)	(10,584)
Total shareholders' equity	5,327,801	5,292,800	5,261,170
	$53,408,293	$52,947,414	$48,558,866

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2008	2007
Interest income:
Interest and fees on loans	$688,439	$674,577
Interest on loans held for sale	3,017	3,875
Lease financing	5,818	5,206
Interest on money market investments	19,028	6,342
Interest on securities:
Held-to-maturity – taxable	2,455	2,203
Held-to-maturity – nontaxable	6,429	6,091
Available-for-sale – taxable	62,356	68,507
Available-for-sale – nontaxable	1,892	2,458
Trading account	681	1,192
Total interest income	790,115	770,451

Interest expense:
Interest on savings and money market deposits	103,987	113,103
Interest on time and foreign deposits	106,222	112,885
Interest on short-term borrowings	63,134	48,692
Interest on long-term borrowings	30,314	38,688
Total interest expense	303,657	313,368

Net interest income	486,458	457,083
Provision for loan losses	92,282	9,111
Net interest income after provision for loan losses	394,176	447,972

Noninterest income:
Service charges and fees on deposit accounts	49,585	43,385
Other service charges, commissions and fees	41,981	39,377
Trust and wealth management income	9,693	8,216
Capital markets and foreign exchange	10,397	9,731
Dividends and other investment income	12,910	11,093
Loan sales and servicing income	7,810	9,258
Income from securities conduit	2,581	6,515
Fair value and nonhedge derivative income	3,787	1,245
Equity securities gains, net	10,068	5,198
Fixed income securities gains, net	1,775	3,701
Impairment losses on available-for-sale securities and valuation
losses on securities purchased from Lockhart Funding	(45,989)	-
Other	6,402	7,695
Total noninterest income	111,000	145,414

Noninterest expense:
Salaries and employee benefits	209,354	205,587
Occupancy, net	26,799	26,589
Furniture and equipment	23,738	23,267
Legal and professional services	7,880	9,537
Postage and supplies	9,789	8,047
Advertising	6,351	6,457
Merger related expense	307	2,406
Amortization of core deposit and other intangibles	8,820	11,129
Provision for unfunded lending commitments	3,618	306
Other	53,447	58,654
Total noninterest expense	350,103	351,979

Income before income taxes and minority interest	155,073	241,407
Income taxes	49,896	88,854
Minority interest	(1,572)	(705)
Net income	106,749	153,258
Preferred stock dividend	2,453	3,603
Net earnings applicable to common shareholders	$104,296	$149,655

Weighted average common shares outstanding during the period:
Basic shares	106,514	108,414
Diluted shares	106,722	110,107

Net earnings per common share:
Basic	$0.98	$1.38
Diluted	0.98	1.36

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Accumulated
				other		Total
	Preferred	Common	Retained	comprehensive	Deferred	shareholders'
(In thousands, except per share amounts)	stock	stock	earnings	income (loss)	compensation	equity

Balance, December 31, 2007	$240,000	$2,212,237	$2,910,692	$(58,835)	$(11,294)	$5,292,800
Cumulative effect of change in accounting principle,
adoption of SFAS 159			(11,471)	11,471		-
Comprehensive income:
Net income for the period			106,749			106,749
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses
on investments and retained interests				(130,066)
Foreign currency translation				(1)
Reclassification for net realized losses
on investments recorded in operations				27,301
Net unrealized gains on derivative instruments				73,701
Other comprehensive loss				(29,065)		(29,065)
Total comprehensive income						77,684
Stock redeemed and retired		(237)				(237)
Net stock options exercised		1,203				1,203
Share-based compensation		6,702				6,702
Dividends declared on preferred stock			(2,453)			(2,453)
Cash dividends on common stock, $.43 per share			(46,006)			(46,006)
Change in deferred compensation					(1,892)	(1,892)
Balance, March 31, 2008	$240,000	$2,219,905	$2,957,511	$(76,429)	$(13,186)	$5,327,801

Balance, December 31, 2006	$240,000	$2,230,303	$2,602,189	$(75,849)	$(9,620)	$4,987,023
Cumulative effect of change in accounting principle,
adoption of FIN 48			10,408			10,408
Comprehensive income:
Net income for the period			153,258			153,258
Other comprehensive income, net of tax:
Net realized and unrealized holding losses
on investments and retained interests				(1,503)
Reclassification for net realized gains
on investments recorded in operations				(3,845)
Net unrealized gains on derivative instruments				11,940
Other comprehensive income				6,592		6,592
Total comprehensive income						159,850
Stock redeemed and retired		(103,242)				(103,242)
Net stock options exercised		42,139				42,139
Common stock issued in acquisition		206,075				206,075
Share-based compensation		6,234				6,234
Dividends declared on preferred stock			(3,603)			(3,603)
Cash dividends on common stock, $.39 per share			(42,750)			(42,750)
Change in deferred compensation					(964)	(964)
Balance, March 31, 2007	$240,000	$2,381,509	$2,719,502	$(69,257)	$(10,584)	$5,261,170

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$106,749	$153,258
Adjustments to reconcile net income to net cash
provided by operating activities:
Impairment losses on available-for-sale securities and valuation
losses on securities purchased from Lockhart Funding	45,989	-
Provision for loan losses	92,282	9,111
Depreciation of premises and equipment	18,250	20,104
Amortization	10,364	10,501
Deferred income tax benefit	(32,237)	(20,730)
Share-based compensation	6,596	6,405
Excess tax benefits from share-based compensation	(257)	(7,756)
Loss allocated to minority interest	(1,572)	(705)
Equity securities gains, net	(10,068)	(5,198)
Fixed income securities gains, net	(1,775)	(3,701)
Net decrease (increase) in trading securities	(10,857)	30,998
Principal payments on and proceeds from sales of
loans held for sale	288,070	239,329
Additions to loans held for sale	(301,247)	(287,837)
Net gains on sales of loans, leases and other assets	(5,770)	(3,914)
Income from increase in cash surrender value of
bank-owned life insurance	(6,328)	(6,791)
Change in accrued income taxes	60,131	99,121
Change in accrued interest receivable	16,753	5,361
Change in other assets	106,423	(30,289)
Change in other liabilities	(84,133)	(77,200)
Change in accrued interest payable	3,104	2,881
Other, net	5,830	(5,684)
Net cash provided by operating activities	306,297	127,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in money market investments	(554,779)	(338,682)
Proceeds from maturities of investment securities
held-to-maturity	23,811	23,791
Purchases of investment securities held-to-maturity	(20,918)	(37,853)
Proceeds from sales of investment securities
available-for-sale	456,307	125,872
Proceeds from maturities of investment securities
available-for-sale	969,910	583,725
Purchases of investment securities available-for-sale	(765,838)	(596,826)
Proceeds from sales of loans and leases	18,961	10,931
Securitized loans repurchased	(283,204)	-
Net increase in loans and leases	(606,436)	(522,709)
Net decrease (increase) in other noninterest-bearing investments	(73,754)	66,824
Proceeds from sales of premises and equipment and other assets	7,258	1,916
Purchases of premises and equipment	(25,778)	(22,699)
Proceeds from sales of other real estate owned	5,928	2,461
Net cash received from acquisition	-	41,912
Net cash received from sale of subsidiary	-	6,995
Net cash used in investing activities	(848,532)	(654,342)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
(In thousands)	March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$593,538	$248,559
Net change in short-term funds borrowed	(264,650)	36,669
Payments on FHLB advances and other borrowings over one year	(606)	(7,612)
Proceeds from issuance of long-term debt	66,688	-
Debt issuance costs	(131)	(32)
Payments on long-term debt	-	(7,537)
Proceeds from issuance of common stock	1,219	34,579
Payments to redeem common stock	(237)	(103,242)
Excess tax benefits from share-based compensation	257	7,756
Dividends paid on preferred stock	(2,453)	(3,603)
Dividends paid on common stock	(46,006)	(42,750)
Net cash provided by financing activities	347,619	162,787
Net decrease in cash and due from banks	(194,616)	(364,291)
Cash and due from banks at beginning of period	1,855,155	1,938,810
Cash and due from banks at end of period	$1,660,539	$1,574,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$302,021	$306,039
Net payment made (cash refund received) for income taxes	20,429	(16)
Noncash items:
Loans transferred to other real estate owned	30,232	3,349
Acquisitions:
Common stock issued	-	206,075
Assets acquired	-	1,348,233
Liabilities assumed	-	1,142,158

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2008

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Zions Bancorporation (“the Parent”) and its majority-owned subsidiaries (collectively “the Company,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net income or shareholders’ equity.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2007 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company provides a full range of banking and related services through banking subsidiaries in ten Western and Southwestern states as follows:  Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). The Parent also owns and operates certain nonbank subsidiaries that engage in the development and sale of financial technologies and related services, including NetDeposit, Inc. and P5, Inc.

2.	CERTAIN RECENT ACCOUNTING PRONOUNCEMENTS

On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161, among other things, requires greater transparency in disclosing information about derivatives including the objectives for their use, the volume of derivative activity, tabular disclosure of financial statement amounts, and any credit-risk-related features. The Statement is effective for annual and interim financial statements beginning after November 15, 2008. Earlier application is encouraged but not required. Management is evaluating the impact this Statement may have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated

ZIONS BANCORPORATION AND SUBSIDIARIES

financial statements. Both Statements are effective for the first annual reporting period after December 31, 2008. Generally, adoption is prospective and early adoption is not permitted. Management is evaluating the impact these Statements may have on the Company’s financial statements.

Effective January 1, 2008, we adopted the provisions of FASB Staff Position (“FSP”) FIN 39-1, Offsetting of Amounts Related to Certain Contracts. FSP FIN 39-1 permits entities to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. At March 31, 2008, cash collateral was used to reduce recorded amounts of derivative assets by approximately $132 million and derivative liabilities by approximately $47 million.

Additional accounting pronouncements recently adopted are discussed where applicable in the Notes to Consolidated Financial Statements.

3.	INVESTMENT SECURITIES

As a result of an ongoing valuation review of our investment securities portfolio, we recognized a pretax charge of approximately $40.8 million in the first quarter of 2008 for certain available-for-sale securities deemed to have other-than-temporary impairment (“OTTI”). These investments consisted of certain asset-backed collateralized debt obligations (“CDOs”) that consist mainly of trust preferred securities related to real estate investment trusts (“REITs”). The amount was included in the statement of income in the $46.0 million of “Impairment losses on available-for-sale securities and valuation losses on securities purchased from Lockhart Funding.” Of the $40.8 million, $7.8 million resulted from a determination of additional value impairment on seven securities with OTTI in the fourth quarter of 2007, while $33.0 million resulted from three additional securities deemed to have OTTI in the first quarter of 2008.

4.	OFF-BALANCE SHEET ARRANGEMENT

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

Pursuant to the Liquidity Agreement, Zions Bank is required to purchase nondefaulted securities from Lockhart to provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to access a sufficient amount of funding in the commercial paper market, or upon a commercial paper market disruption as specified in governing documents for Lockhart. Pursuant to the governing documents, including the Liquidity Agreement, if any security in Lockhart is downgraded below AA-, or the downgrade of one or more securities results in more than ten securities having ratings of AA+ to AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain credit enhancement from a third party, or 3) purchase the security from Lockhart at book value. Zions Bank may incur losses if it is required to purchase securities from Lockhart when the fair value of the securities at the time of purchase is less than book value.

The commitment of Zions Bank to Lockhart is the lesser of the size of the liquidity facility of $6.12 billion at March 31, 2008, or the book value of Lockhart’s securities portfolio, which was approximately $1.75 billion at March 31, 2008. Lockhart is limited in size by program agreements, agreements with rating agencies, and the size of the liquidity facility.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first quarter of 2008, Zions Bank purchased $280 million of securities and related accrued interest at book value from Lockhart pursuant to the Liquidity Agreement. The purchase of approximately $275 million of these securities was due to the inability of Lockhart to issue a sufficient amount of commercial paper and $5 million was related to an investment that was downgraded. In connection with these purchases, Zions Bank recorded valuation losses of approximately $5.2 million, which were included in the statement of income in the $46.0 million of “Impairment losses on available-for-sale securities and valuation losses on securities purchased from Lockhart Funding.” The securities purchased included $200 million of small business loan securitizations created by Zions Bank. No gain or loss was recognized on the purchase of these loan securitizations. Upon dissolution of the securitization trusts (including $83 million of related securities owned by the Parent), Zions Bank recorded $283 million of loans on its balance sheet. The $1.75 billion book value of the remaining Lockhart’s securities portfolio exceeded the fair value of the securities by approximately $48.4 million at March 31, 2008.

The Company has also purchased asset-backed commercial paper from Lockhart which resulted in on-balance sheet holdings of approximately $1.2 billion at March 31, 2008. The average amount of Lockhart commercial paper included in money market investments for the three months ended March 31, 2008 was approximately $1.2 billion. These purchases were made to provide liquidity to Lockhart due to ongoing contraction and disruptions in the asset-backed commercial paper markets. This is a specified, permitted activity provided for in the governing documents. If at any given time the Company were to own more than 90% of Lockhart’s outstanding commercial paper (beneficial interest), Lockhart would cease to be a QSPE and the Company would be required to consolidate Lockhart in its financial statements.

5.	DEBT

Under its existing shelf registration filed with the Securities and Exchange Commission, on March 17, 2008, the Company issued $66.7 million of one-year senior medium-term notes at a coupon rate of 5.00%. On April 14, 2008, the Company issued $86.8 million of such notes at a coupon rate of 4.65%. These unsecured notes were sold via Zions’ online auction process and direct sales, and require semiannual interest payments. Approximately $18 million of the proceeds from the April issuance was used to retire previous indebtedness of senior notes.

During the three months ended March 31, 2008, the Company established or renewed lines of credit totaling $430 million with several of its banking subsidiaries. No amounts were outstanding at March 31, 2008. Interest on these lines is at a variable rate based on specified indices. Actual amounts that may be borrowed at any given time are based on determined collateral requirements.

ZIONS BANCORPORATION AND SUBSIDIARIES

6.	SHAREHOLDERS’ EQUITY

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized	Net
	gains (losses)	unrealized
	on investments,	gains (losses)	Pension
	retained interests	on derivative	and post-
	and other	instruments	retirement	Total
Three Months Ended March 31, 2008:

Balance, December 31, 2007	$(108,766)	$65,213	$(15,282)	$(58,835)
Cumulative effect of change in accounting
principle, adoption of SFAS 159	11,471			11,471
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses,
net of income tax benefit of $80,567	(130,066)			(130,066)
Foreign currency translation	(1)			(1)
Reclassification for net realized losses recorded in
operations, net of income tax benefit of $16,911	27,301			27,301
Net unrealized gains, net of reclassification
to operations of $6,380 and income
tax expense of $46,304		73,701		73,701
Other comprehensive income (loss)	(102,766)	73,701	-	(29,065)
Balance, March 31, 2008	$(200,061)	$138,914	$(15,282)	$(76,429)

Three Months Ended March 31, 2007:

Balance, December 31, 2006	$(18,371)	$(41,716)	$(15,762)	$(75,849)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses,
net of income tax benefit of $931	(1,503)			(1,503)
Reclassification for net realized gains recorded in
operations, net of income tax expense of $2,381	(3,845)			(3,845)
Net unrealized gains, net of reclassification
to operations of $(10,647) and income
tax expense of $7,504		11,940		11,940
Other comprehensive income (loss)	(5,348)	11,940	-	6,592
Balance, March 31, 2007	$(23,719)	$(29,776)	$(15,762)	$(69,257)

Net shares of common stock issued for the exercise of stock options during the three months ended March 31, 2008 and 2007 were 36,582 and 943,073, respectively.

7.	FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Both Standards address the application of fair value accounting and reporting.

Fair Value Measurements

SFAS 157 defines fair value, establishes a consistent framework for measuring fair value, and enhances disclosures about fair value measurements. In February 2008, the FASB amended SFAS 157 with the issuance of FSP FAS 157-1, which excludes with certain exceptions SFAS No. 13, Accounting for Leases, from the scope of SFAS 157, and FSP FAS 157-2, which delayed the adoption of SFAS 157 for one year for the measurement of nonfinancial assets and nonfinancial liabilities. There was no material effect from the adoption of SFAS 157 on the Company’s consolidated financial statements.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a

ZIONS BANCORPORATION AND SUBSIDIARIES

liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, SFAS 157 has established a hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities; includes certain U.S. Treasury and other U.S. Government and agency securities actively traded in over-the-counter markets; also includes certain securities sold, not yet purchased.

Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency securities; certain collateralized debt obligation securities; corporate debt securities; certain private equity investments; certain securities sold, not yet purchased; and derivatives.

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data. This category generally includes certain collateralized debt obligation securities, certain private equity investments, and retained interests from securitizations.

The Company uses fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for available-for-sale and trading investment securities; certain private equity investments; certain retained interests from securitizations; securities sold, not yet purchased; and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held for sale, impaired loans, certain private equity investments, and other real estate owned. Fair value is also used when evaluating impairment on certain assets, including held-to-maturity and available-for-sale securities, goodwill, and core deposit and other intangibles, and for annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

The Company uses models when quotations from active markets are not available from third party pricing services. The modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. In situations involving management judgment, fair value is determined using discounted cash flow analysis or other valuation models which incorporate available market information, including benchmarking to similar instruments, analysis of default and recovery rates, estimation of prepayment characteristics, and implied volatilities. Additionally, the Company has internally developed processes to validate, where possible, certain information and assumptions used in valuations provided by third parties.

Available-for-sale and trading investment securities are fair valued under Level 1 using quoted market prices when available for identical securities. When quoted prices are not available, fair values are determined under Level 2 using quoted prices for similar securities or independent pricing services that

ZIONS BANCORPORATION AND SUBSIDIARIES

incorporate observable market data when possible. Available-for-sale securities include certain CDOs that consist of trust preferred securities related to banks and insurance companies and to REITs. Where possible, the fair value of these CDOs is priced under Level 2 using a whole market price quote method that incorporates matrix pricing and uses the prices of securities of similar type and rating to value comparable securities held by the Company. This method is described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. If sufficient information is not available for matrix pricing, fair value is determined under Level 3 using model pricing techniques and nonbinding single dealer quotes. This situation occurred during the three months ended March 31, 2008 when approximately $362.8 million of CDOs were transferred from Level 2 to Level 3 pricing.

Private equity investments valued under Level 2 on a recurring basis are investments in hedge fund partnerships. Fair values are determined from net asset values provided by the funds. Private equity investments valued under Level 3 on a nonrecurring basis are recorded initially at acquisition cost, which is considered the best indication of fair value unless there have been significant subsequent positive or negative developments that justify an adjustment in the fair value estimate. Subsequent adjustments to recorded amounts are based as necessary on current and projected financial performance, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors.

Retained interests from securitizations are fair valued under Level 3 based on the modeling techniques previously described. The assumptions used in the models are evaluated quarterly.

Derivatives are fair valued under Level 2 using third party services. Observable market inputs include yield curves, option volatilities, counterparty credit risk, and other related data. Amounts disclosed in the following table are net of the cash collateral offsets pursuant to the guidance of FSP FIN 39-1, as discussed in Note 2.

Securities sold, not yet purchased are fair valued under Level 1 when quoted prices are available for the securities involved. Those under Level 2 are fair valued similar to trading account investment securities.

Assets and liabilities measured at fair value on a recurring basis, including those elected under SFAS 159, are summarized as follows at March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3		Total
ASSETS
Investment securities:
Available-for-sale	$117,324	$3,555,225	$587,193		$4,259,742
Trading account		35,040	5,767	(1)	40,807
Other noninterest-bearing investments:
Private equity		22,873			22,873
Other assets:
Retained interests from securitizations			38,788	(1)	38,788
Derivatives		412,976			412,976
	$117,324	$4,026,114	$631,748		$4,775,186

LIABILITIES
Securities sold, not yet purchased	$151,501	$33,021			$184,522
Other liabilities:
Derivatives		121,116			121,116
Other			$23		23
	$151,501	$154,137	$23		$305,661

(1)	Elected under SFAS 159 for fair value option, as discussed subsequently.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following reconciles the beginning and ending balances of assets and liabilities for the three months ended March 31, 2008 that are measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Level 3 Instruments
	Investment securities		Retained
	Available-	Trading	interests from	Other
	for-sale	account (1)	securitizations (1)	liabilities

Balance at January 1, 2008	$337,338	$8,100	$42,426	$(44)
Total net gains (losses) included in:
Statement of income (2):
Fair value and nonhedge derivative
income (loss)		(2,333)	1,724
Impairment losses on available-for-sale
securities and valuation losses
on securities purchased from
Lockhart Funding	(41,578)
Other noninterest expense				21
Other comprehensive income (loss)	(73,131)
Purchases, sales, issuances, and
settlements, net	1,755		(5,362)
Net transfers in (out)	362,809	-	-	-
Balance at March 31, 2008	$587,193	$5,767	$38,788	$(23)

(1)	Elected under SFAS 159 for fair value option, as discussed subsequently.
(2)	Amounts are all unrealized.

Assets measured at fair value on a nonrecurring basis are summarized as follows (in thousands):

					Gains (losses) from
					fair value changes
	Fair value at March 31, 2008				Three months ended
	Level 1	Level 2	Level 3	Total	March 31, 2008
ASSETS
Loans held for sale		$27,123		$27,123	$(185)
Impaired loans		97,871		97,871	(4,130)
Other noninterest-bearing investments:
Private equity			$113,125	113,125	730
Other real estate owned		1,487		1,487	(771)
	$-	$126,481	$113,125	$239,606	$(4,356)

Loans held for sale relate to loans purchased under the Small Business Administration 7(a) program. They are fair valued under Level 2 based on quotes from broker/dealers.

Impaired loans that are collateral-dependent are fair valued under Level 2 based on the fair value of the collateral, which is determined when appropriate from appraisals and other observable market data.

Other real estate owned is fair valued under Level 2 at the lower of cost or fair value based on property appraisals at the time of transfer and as appropriate thereafter.

Fair Value Option

SFAS 159 allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The option may be applied instrument by instrument, but is on an irrevocable basis. As of January 1, 2008, the Company elected the fair value option for one available-for-sale trust preferred REIT CDO security and three retained interests on selected small business loan securitizations.

ZIONS BANCORPORATION AND SUBSIDIARIES

The cumulative effect of adopting SFAS 159 decreased retained earnings at January 1, 2008 as follows (in thousands):

	Carrying value		Fair value
	ending balance at	Adjustment	beginning balance at
	December 31, 2007	gain (loss)	January 1, 2008

Investment securities, available-for-sale,
asset-backed trust preferred REIT CDO (1)	$27,000	$(18,900)	$8,100
Other assets, retained interests on certain
small business loan securitizations	42,103	323	42,426
Cumulative effect adjustment, pretax		(18,577)
Deferred income tax impact		7,106
Cumulative effect adjustment, after-tax,
decrease to retained earnings		$(11,471)

(1)	Subsequently classified as trading account.

The REIT CDO security was selected as part of a directional hedging program in an effort to hedge the credit exposure the Company has to homebuilders in its REIT CDO portfolio. This allows the Company to avoid complex hedge accounting provisions associated with the implemented hedging program. Management selected this security because it had the most exposure to the homebuilder market compared to the other REIT CDO securities in the Company’s portfolio, both in dollar amount and as a percentage, and was therefore considered the most suitable for hedging. Interest is recognized at the stated coupon rate and included in trading account interest income in the statement of income.

The retained interests were selected to more appropriately reflect their fair value and account for increases and decreases in the fair value through earnings. Any changes in fair value are recognized in fair value and nonhedge derivative income in the statement of income.

8.	GUARANTEES AND COMMITMENTS

The following are guarantees issued by the Company (in thousands):

	March 31,	December 31,
	2008	2007
Standby letters of credit:
Financial	$1,307,159	$1,317,304
Performance	310,710	351,150
	$1,617,869	$1,668,454

The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 contains further information on these letters of credit including their terms and collateral requirements. At March 31, 2008, the carrying value recorded by the Company as a liability for these guarantees was $6.2 million.

As of March 31, 2008, the Parent has guaranteed approximately $300.5 million of debt mainly issued by affiliated trusts issuing trust preferred securities.

During the three months ended March 31, 2008, the Company’s subsidiary banks recorded an aggregate pretax cash gain of approximately $12.4 million from the partial redemption of their equity interests in Visa Inc. The redemption approximated 39% of the subsidiary banks’ equity interests and was included in “Equity securities gains, net” in the statement of income. Also during the three months ended March 31, 2008,

ZIONS BANCORPORATION AND SUBSIDIARIES

the Company reversed approximately $5.6 million of the $8.1 million accrual established during the fourth quarter of 2007 for indemnification liabilities related to certain Visa litigation. The effect of this reversal is included in other noninterest expense in the statement of income. In accordance with generally accepted accounting principles and recent guidance from the Securities and Exchange Commission, the Company’s subsidiary banks have not recognized any value for their remaining investment in Visa.

See Note 4 for a discussion of Zions Bank’s commitment to Lockhart, which is a QSPE conduit.

9.	RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans (in thousands):

			Supplemental
			retirement		Postretirement
	Pension benefits		benefits		benefits
	Three Months Ended March 31,
	2008	2007	2008	2007	2008	2007

Service cost	$107	$122	$-	$-	$27	$25
Interest cost	2,345	2,121	170	177	82	77
Expected return on plan assets	(2,990)	(2,899)	-	-	-	-
Amortization of prior service cost	-	-	31	31	-	-
Amortization of transition liability	-	-	-	4	-	-
Amortization of net actuarial (gain) loss	258	255	(7)	(3)	(55)	(65)
Net periodic benefit cost (credit)	$(280)	$(401)	$194	$209	$54	$37

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

10.	OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of March 31, 2008, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 114 branches in Utah and 24 branches in Idaho. CB&T operates 90 branches in California. Amegy operates 87 branches in Texas. NBA operates 77 branches in Arizona. NSB operates 71 branches in Nevada. Vectra operates 40 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. In addition, as of March 31, 2008, Zions Bank, Amegy, NBA, and Vectra each operate a foreign branch in the Grand Cayman Islands. TCBW opened a foreign branch on April 1, 2008 and applications are pending for CB&T and NSB to open foreign branches. The operating segment identified as “Other” includes the Parent, Zions Management Services Company (“ZMSC”), certain nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO, and eliminations of transactions between segments.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended March 31, 2008 and 2007:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
CONDENSED INCOME STATEMENT
Net interest income	$162.2	$127.0	$99.8	$110.4	$87.9	$77.4	$57.8	$63.3	$40.7	$47.8
Provision for loan losses	30.6	5.5	24.5	1.0	10.4	1.4	19.5	(0.1)	4.5	1.8
Net interest income after
provision for loan losses	131.6	121.5	75.3	109.4	77.5	76.0	38.3	63.4	36.2	46.0
Impairment losses on available-for-sale
securities and valuation losses
on securities purchased from
Lockhart Funding	(5.2)	-	-	-	-	-	-	-	-	-
Other noninterest income	72.8	66.9	22.4	23.4	36.6	30.0	8.4	8.0	12.8	7.9
Noninterest expense	111.8	108.3	61.1	59.3	77.3	74.0	33.7	38.6	28.3	28.5
Income (loss) before income taxes
and minority interest	87.4	80.1	36.6	73.5	36.8	32.0	13.0	32.8	20.7	25.4
Income tax expense (benefit)	30.1	26.9	14.3	31.4	11.9	11.0	5.0	12.8	7.2	8.8
Minority interest	-	0.3	-	-	0.3	0.1	-	-	-	-
Net income (loss)	57.3	52.9	22.3	42.1	24.6	20.9	8.0	20.0	13.5	16.6
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-
Net earnings applicable to
common shareholders	$57.3	$52.9	$22.3	$42.1	$24.6	$20.9	$8.0	$20.0	$13.5	$16.6

AVERAGE BALANCE SHEET DATA
Total assets	$18,620	$15,138	$10,168	$10,259	$11,739	$10,039	$5,322	$5,363	$3,909	$3,885
Net loans and leases	13,228	10,898	7,807	7,996	8,058	6,483	4,525	4,576	3,219	3,203
Total deposits	11,297	10,830	7,990	8,174	8,133	6,864	3,864	4,273	3,290	3,373
Shareholder's equity:
Preferred equity	-	-	-	-	-	-	-	-	-	-
Common equity	1,065	987	1,071	1,109	1,956	1,814	593	547	276	267
Total shareholder's equity	1,065	987	1,071	1,109	1,956	1,814	593	547	276	267

							Consolidated
(In millions)	Vectra		TCBW		Other		Company
	2008	2007	2008	2007	2008	2007	2008	2007
CONDENSED INCOME STATEMENT
Net interest income	$26.2	$23.0	$8.4	$8.2	$3.5	$-	$486.5	$457.1
Provision for loan losses	2.2	(0.5)	0.4	-	0.2	-	92.3	9.1
Net interest income after
provision for loan losses	24.0	23.5	8.0	8.2	3.3	-	394.2	448.0
Impairment losses on available-for-sale
securities and valuation losses
on securities purchased from
Lockhart Funding	-	-	-	-	(40.8)	-	(46.0)	-
Other noninterest income	6.9	6.0	0.6	0.5	(3.5)	2.7	157.0	145.4
Noninterest expense	22.1	21.7	3.7	3.7	12.1	17.9	350.1	352.0
Income (loss) before income taxes
and minority interest	8.8	7.8	4.9	5.0	(53.1)	(15.2)	155.1	241.4
Income tax expense (benefit)	3.2	2.8	1.6	1.6	(23.4)	(6.5)	49.9	88.8
Minority interest	-	-	-	-	(1.9)	(1.1)	(1.6)	(0.7)
Net income (loss)	5.6	5.0	3.3	3.4	(27.8)	(7.6)	106.8	153.3
Preferred stock dividend	-	-	-	-	2.5	3.6	2.5	3.6
Net earnings applicable to
common shareholders	$5.6	$5.0	$3.3	$3.4	$(30.3)	$(11.2)	$104.3	$149.7

AVERAGE BALANCE SHEET DATA
Total assets	$2,741	$2,386	$921	$777	$(506)	$(262)	$52,914	$47,585
Net loans and leases	2,017	1,729	517	432	81	89	39,452	35,406
Total deposits	1,721	1,685	607	467	(307)	(484)	36,595	35,182
Shareholder's equity:
Preferred equity	-	-	-	-	240	240	240	240
Common equity	335	312	68	56	(237)	(138)	5,127	4,954
Total shareholder's equity	335	312	68	56	3	102	5,367	5,194

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS
(Unaudited)

	Three Months Ended
(In thousands, except per share and ratio data)	March 31,
	2008	2007	% Change
EARNINGS
Taxable-equivalent net interest income	$492,537	$463,721	6.21%
Taxable-equivalent revenue	603,537	609,135	(0.92)%
Net interest income	486,458	457,083	6.43%
Noninterest income	111,000	145,414	(23.67)%
Provision for loan losses	92,282	9,111	912.86%
Noninterest expense	350,103	351,979	(0.53)%
Income before income taxes and minority interest	155,073	241,407	(35.76)%
Income taxes	49,896	88,854	(43.84)%
Minority interest	(1,572)	(705)	122.98%
Net income	106,749	153,258	(30.35)%
Net earnings applicable to common shareholders	104,296	149,655	(30.31)%

PER COMMON SHARE
Net earnings (diluted)	0.98	1.36	(27.94)%
Dividends	0.43	0.39	10.26%
Book value per common share	47.49	46.04	3.15%

SELECTED RATIOS
Return on average assets	0.81%	1.31%
Return on average common equity	8.18%	12.25%
Efficiency ratio	58.01%	57.78%
Net interest margin	4.23%	4.51%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

	Three Months Ended
(In thousands, except share and ratio data)	March 31,
	2008	2007	% Change
AVERAGE BALANCES
Total assets	$52,913,823	$47,585,120	11.20%
Total interest-earning assets	46,853,435	41,695,743	12.37%
Securities	5,341,287	5,797,856	(7.87)%
Net loans and leases	39,452,309	35,406,094	11.43%
Goodwill	2,009,477	1,983,765	1.30%
Core deposit and other intangibles	146,363	194,124	(24.60)%
Total deposits	36,594,674	35,181,504	4.02%
Core deposits (1)	32,133,347	30,358,375	5.85%
Minority interest	30,676	40,741	(24.70)%
Shareholders' equity:
Preferred equity	240,000	240,000	-
Common equity	5,126,621	4,954,400	3.48%

Weighted average common and common-
equivalent shares outstanding	106,722,000	110,106,637	(3.07)%

AT PERIOD END
Total assets	$53,408,293	$48,558,866	9.99%
Total interest-earning assets	46,962,949	42,538,513	10.40%
Securities	5,002,207	5,608,927	(10.82)%
Net loans and leases	39,905,755	35,944,848	11.02%
Sold loans being serviced (2)	1,489,490	2,401,355	(37.97)%
Allowance for loan losses	501,283	371,213	35.04%
Reserve for unfunded lending commitments	25,148	20,000	25.74%
Goodwill	2,009,517	2,011,889	(0.12)%
Core deposit and other intangibles	140,672	192,677	(26.99)%
Total deposits	37,516,337	36,325,739	3.28%
Core deposits (1)	32,968,328	31,238,791	5.54%
Minority interest	30,413	38,691	(21.40)%
Shareholders' equity:
Preferred equity	240,000	240,000	-
Common equity	5,087,801	5,021,170	1.33%

Common shares outstanding	107,139,188	109,052,149	(1.75)%

Average equity to average assets	10.14%	10.92%
Common dividend payout	44.11%	28.57%
Tangible equity ratio	6.20%	6.59%
Nonperforming assets	$434,293	$82,524	426.26%
Accruing loans past due 90 days or more	84,637	56,880	48.80%
Nonperforming assets to net loans and leases
and other real estate owned at period end	1.09%	0.23%

(1)	Amount consists of total deposits excluding time deposits $100,000 and over.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the 2007 Annual Report on Form 10-K of Zions Bancorporation filed with the Securities and Exchange Commission (“SEC”) and available at the SEC’s Internet site (http://www.sec.gov).

The Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007, except as noted below.

Accounting for Off-Balance Sheet Arrangement

Zions Bank provides a liquidity facility for a fee to a qualifying special-purpose entity (“QSPE”) securities conduit, Lockhart Funding, LLC (“Lockhart”), that purchases U.S. Government and AAA-rated securities, which are funded through the issuance of its commercial paper. Lockhart is an off-balance sheet QSPE as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At March 31, 2008 approximately 49% of the AAA-rated securities held by Lockhart were created by the Company’s securitization of small business loans. Zions Bank also receives a fee in exchange for providing hedge support and administrative and investment advisory services.

Should Zions Bancorporation and affiliates together own more than 90% of Lockhart’s outstanding commercial paper, Lockhart would cease to be a QSPE and would be required to be consolidated. Zions Bancorporation affiliates owned 70.0% and 70.2% of the outstanding commercial paper of Lockhart at March 31, 2008 and April 30, 2008, respectively.

See “Off-Balance Sheet Arrangement” for further discussion of Lockhart including the Liquidity Agreement and security purchases from Lockhart required by the Liquidity Agreement, assets held by Lockhart, and information regarding the impact to the Company if it were required to consolidate Lockhart or purchase its remaining assets.

Fair Value Accounting

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value, and enhances disclosures about fair value measurements. Adoption of SFAS 157 has been delayed one year for the measurement of all nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements, but significantly expanded the disclosure requirements for fair value measurements.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, SFAS 157 has established a hierarchy to maximize the use of observable inputs and minimize the use of unobservable inputs.  This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities; includes certain U.S. Treasury and other U.S. Government and agency securities actively traded in over-the-counter markets; also includes certain securities sold, not yet purchased.

ZIONS BANCORPORATION AND SUBSIDIARIES

Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.  This category generally includes certain U.S. Government and agency securities; certain collateralized debt obligations (“CDO”) securities; corporate debt securities; certain private equity investments; certain securities sold, not yet purchased; and derivatives.

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Additionally, observable inputs such as nonbinding single dealer quotes that are not corroborated by observable market data are included in this category. This category generally includes certain private equity investments, retained interests in securitizations, and certain CDO securities.

The Company uses models when quotations are not available for certain securities or in markets where trading activity has slowed or ceased. When quotations are not available, and are not provided by third party pricing services, management judgment is necessary to determine fair value. In situations involving management judgment, fair value is determined using discounted cash flow analysis or other valuation models, which incorporate available market information, including appropriate benchmarking to similar instruments, analysis of default and recovery rates, estimation of prepayment characteristics and implied volatilities.

The Company engaged third party pricing services to model securities that currently have insufficient observable market data available to directly determine prices.  The Company reviewed the methodologies employed by third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions. These assumptions included, but were not limited to, collateral recovery rates, discount rates, over-collateralization levels, and probability of default. Additionally, the third party pricing service model results were compared to results generated from our use of other commercially available models using an appropriate range of assumptions.

At March 31, 2008, approximately 8.9% of total assets, or $4.8 billion, consisted of financial instruments recorded at fair value on a recurring basis. Approximately 87% or $4.1 billion of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. Approximately 13% or $632 million of these financial assets are measured using model-based techniques or nonbinding single dealer quotes, both of which constitute Level 3 measurements. At March 31, 2008, approximately 0.6% of total liabilities, or $306 million, consisted of financial instruments recorded at fair value on a recurring basis. At March 31, 2008, approximately 0.4% of total assets, or $240 million of financial assets were valued on a nonrecurring basis. Of the $240 million of assets valued on a nonrecurring basis, approximately $127 million were valued at Level 2 and $113 million were valued at Level 3.

During the first quarter of 2008, observable market trading data for certain CDO securities ceased to be available to the Company to use a Level 2 pricing method that had been used in prior quarters.  The lack of observable market trading data required the Company to use a Level 3 pricing methodology as described above.

Total available-for-sale securities valued at Level 3 were $587 million at March 31, 2008.  In aggregate, the value of the Level 3 available-for-sale securities would be significantly impacted if model inputs such as timing of cash flows, probability of default, collateral performance and discount rates were to change. A range

ZIONS BANCORPORATION AND SUBSIDIARIES

of value estimates is not provided because all Level 3 available-for-sale securities were valued by third party vendors, which provided point estimates.

See “Investments Securities Portfolio” for additional information on asset-backed securities.

SFAS 159 allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The option may be applied instrument by instrument, but is on an irrevocable basis. The Company has determined to apply the fair value option to one available-for-sale trust preferred Real Estate Investment Trust ("REIT") CDO security and three retained interests on selected small business loan securitizations. The REIT CDO and retained interests were valued using Level 3 models. The cumulative effect of adopting SFAS 159 reduced the beginning balance of retained earnings at January 1, 2008 by approximately $11.5 million, comprised of a decrease of $11.7 million for the REIT CDO and an increase of $0.2 million for the three retained interests. During the first quarter of 2008, the net change in fair value decreased earnings by approximately $0.6 million, consisting of a $2.3 million fair value decrease for the REIT CDO security and a $1.7 million increase for the retained interests recorded in the fair value and nonhedge derivative income line item of the income statement.

The Company elected the fair value option for one REIT CDO security as part of a directional hedging program in an effort to hedge the credit exposure the Company has to homebuilders in its REIT CDO portfolio. Management selected this security because it had the most exposure to the homebuilder market compared to the other REIT CDO securities in the Company’s portfolio, both in dollar amount and as a percentage, and was therefore considered the most suitable for hedging.  The fair value option adoption for the REIT CDO allows the Company to avoid the complex hedge accounting provisions under SFAS No. 133, Accounting for Derivatives, associated with the implemented hedging program.

On January 1, 2008, the Company elected the fair value option for the three small business securitization retained interests to more appropriately reflect the value of these assets and account for increases and decreases in the fair value through earnings.  The three retained beneficial interests were valued using a model at a Level 3 valuation measurement.  The model utilized to value the retained interests incorporates assumptions for discount rate, cost of funds, default assumption as compared to the historical credit losses, and its prepayment speed assumption as compared to the historical prepayment speeds and prepayment rate expectation.

Valuation of Collateralized Debt Obligations Available-for-Sale Securities

During the first quarter of 2008, the Company valued certain REIT and Asset-Backed Securities ("ABS") CDOs using models provided by third party vendors. The models utilized all data assumptions relevant to value these CDO securities and were evaluated by the Company to determine if the models appropriately calculated values.  These assumptions included but were not limited to probability of default, collateral recovery rates, discount rates, and over collateralization levels. Market indices such as ABX and also rating transition probability matrices from rating agencies are used as model inputs by one of the third party pricing services that provided Level 3 model pricing. The model prices obtained from third party services were evaluated for reasonableness by comparing them to prices calculated from deal waterfall models using a variety of static assumptions. The Company’s decision to use Level 3 model pricing for certain CDOs was made due to continued trading contraction of these securities and the lack of observable market inputs to value such securities.

Certain other CDOs were priced by nonbinding single dealer quotes considered to be consistent with Level 3 valuation standards. The Company continues to utilize a whole market price quote method for other CDOs as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

See Note 7 of the Notes to Consolidated Financial Statements and “Investment Securities Portfolio” for further information.

ZIONS BANCORPORATION AND SUBSIDIARIES

Estimates of Fair Value

The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available-for-sale and trading securities, certain private equity investments and certain residual interests from Company-sponsored securitizations. Additionally, fair value is used on a nonrecurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. Examples of these nonrecurring uses of fair value include loans held for sale accounted for at the lower of cost or fair value, certain private equity investments, other real estate owned (“OREO”), impaired loans, long-lived assets, goodwill, and core deposit and other intangible assets. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. These valuation techniques and assumptions are in accordance with SFAS 157.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. If observable market prices are not available, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, SFAS 157 established a three-level hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data such as the Company’s own data or single dealer nonbinding pricing quotes.

In instances where required by U.S. GAAP, the Company uses discount rates in its determination of the fair value of certain assets and residual interests from Company-sponsored securitizations. Discount rates used are those considered to be commensurate with the risks involved. A change in these discount rates could increase or decrease the values of those assets and liabilities. The Company provided disclosure of the key economic assumptions used to measure residual interests and a sensitivity analysis to these assumption changes in Note 6, “Asset Securitizations” in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

Fair values for investment securities, trading assets, and most derivative financial instruments are based on independent, third party market prices, or if identical market prices are not available they are based on the market prices of similar instruments. If market prices of similar instruments are not available, instruments are valued based on the best available data, some of which may not be readily observable in the market. Additionally, the Company has developed an internal, independent price verification function that tests valuations received from third parties. The fair values of loans are typically based on securities prices of similar instruments and, when appropriate, include adjustments to account for costs that would be incurred to transform a loan into a security when sold. The fair values of OREO and other repossessed assets are typically determined based on appraisals by third parties, less estimated selling costs.

Estimates of fair value are also required when performing an impairment analysis of long-lived assets, goodwill, and core deposit and other intangible assets. The Company reviews goodwill for impairment at the reporting unit level on an annual basis, or more often if events or circumstances indicate the carrying value may not be recoverable. The goodwill impairment test compares the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit's goodwill exceeds its fair value an additional analysis must be performed to determine the amount, if any, by which goodwill is impaired. In determining the fair value of the Company’s reporting units, management uses discounted cash flow models which require assumptions about growth rates of the reporting units and the cost of equity. To the extent that adequate data is available, other valuation techniques relying on market data may be incorporated into the estimate of a reporting unit’s fair value. The selection and weighting

ZIONS BANCORPORATION AND SUBSIDIARIES

of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the amount that is most representative of fair value. For long-lived assets and intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds its fair value. In determining the fair value, management uses models which require assumptions about growth rates, the life of the asset, and/or the fair value of the assets. The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

RESULTS OF OPERATIONS

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “Zions,” “the Company,” “we,” “our”) reported net earnings applicable to common shareholders of $104.3 million or $0.98 per diluted share for the first quarter of 2008 compared with $149.7 million or $1.36 per diluted share for the first quarter of 2007. The annualized return on average assets was 0.81% for the first quarter of 2008 and 1.31% for the first quarter of 2007. For the same comparative periods, the annualized return on average common equity was 8.18% compared to 12.25%. The efficiency ratio for the first quarter of 2008 was 58.0% compared to 57.8% for the first quarter of 2007.

Net income declined during the first quarter of 2008 compared to the first quarter of 2007 mainly due to an $83.2 million increase in the provision for loan losses and $46.0 million in impairment losses on available-for-sale securities and valuation losses on securities purchased from Lockhart Funding recognized during the first quarter of 2008.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the first quarter of 2008 increased 6.2% to $492.5 million compared with $463.7 million for the comparable period of 2007. This growth reflects the significant increase in earning assets driven by strong loan growth over much of 2007. The tax rate used for calculating all taxable-equivalent adjustments is 35% for all periods presented.

The Company’s net interest margin was 4.23% for the first quarter of 2008 compared to 4.27% for the fourth quarter of 2007 and 4.51% for first quarter of 2007.  The margin decrease in the first quarter of 2008 compared to the fourth quarter of 2007 primarily resulted from the decline in average noninterest-bearing deposit balances and from the strong asset growth made up of loan growth and additional asset-backed commercial paper purchased from Lockhart both funded mainly by increased nondeposit borrowings. The margin compression for the first quarter of 2008 compared to the first quarter of 2007 also resulted from competitive pricing pressures for loans and deposits, a continued shift in the interest-bearing deposit mix to more expensive products, a decline in noninterest-bearing demand deposits, and greater reliance on nondeposit borrowings to fund earning asset growth. We expect that the net interest margin may continue to be under pressure in the next few quarters due to the persistence of these factors.

During the first quarter of 2008, the Federal Reserve lowered the federal funds rate by a total of 200 basis points.  This decrease had a rapid impact on loans tied to LIBOR and the prime rate, however this impact was mitigated by the Company’s hedging program. During the first quarter the Company’s deposit rates benefited from greater responsiveness to the Federal Reserve rate cuts, however the rates paid to consumers for their deposits have generally been lowered less than 200 basis points. Competitive pressures on deposit rates may impede our ability to similarly reprice deposits in the future, which may have a negative impact on the net interest margin during future quarters in 2008. See “Interest Rate Risk” for further information.

The spread on average interest-bearing funds for the first quarter of 2008 was 3.61%, which increased from 3.45% for the fourth quarter of 2007 and decreased slightly from 3.62% for the first quarter of 2007.  During the first quarter of 2008 the spread on average interest-bearing funds benefited from improved loan spreads on newly originated and renewed loans.

The Company expects to continue its efforts over the long run to maintain a slightly “asset-sensitive” position with regard to interest rate risk. However, during the first quarter of 2008 the Company appeared to be in an approximately neutral position as deposit and borrowing rates began to decrease faster than earning asset yields as compared to the fourth quarter of 2007 improving Zions’ net interest spread. Our estimates of the Company’s actual rate risk position is highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
(In thousands)	Average	Amount of	Average	Average	Amount of	Average
	balance	interest (1)	rate	balance	interest (1)	rate
ASSETS
Money market investments	$2,059,839	$19,028	3.72%	$491,793	$6,342	5.23%
Securities:
Held-to-maturity	700,302	12,346	7.09%	669,113	11,574	7.02%
Available-for-sale	4,599,258	65,267	5.71%	5,034,722	72,289	5.82%
Trading account	41,727	681	6.56%	94,021	1,192	5.14%
Total securities	5,341,287	78,294	5.90%	5,797,856	85,055	5.95%

Loans:
Loans held for sale	214,498	3,017	5.66%	249,195	3,875	6.31%
Net loans and leases (2)	39,237,811	695,855	7.13%	35,156,899	681,817	7.87%
Total loans and leases	39,452,309	698,872	7.12%	35,406,094	685,692	7.85%
Total interest-earning assets	46,853,435	796,194	6.83%	41,695,743	777,089	7.56%
Cash and due from banks	1,417,356			1,585,193
Allowance for loan losses	(476,614)			(374,728)
Goodwill	2,009,477			1,983,765
Core deposit and other intangibles	146,363			194,124
Other assets	2,963,806			2,501,023
Total assets	$52,913,823			$47,585,120

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,519,149	10,469	0.93%	$4,510,308	10,060	0.90%
Money market	10,552,299	72,320	2.76%	10,246,757	86,251	3.41%
Internet money market	2,218,181	21,198	3.84%	1,322,246	16,792	5.15%
Time under $100,000	2,578,166	27,165	4.24%	2,433,788	25,726	4.29%
Time $100,000 and over	4,461,327	49,074	4.42%	4,823,129	57,418	4.83%
Foreign	3,290,090	29,983	3.67%	2,444,219	29,741	4.93%
Total interest-bearing deposits	27,619,212	210,209	3.06%	25,780,447	225,988	3.56%
Borrowed funds:
Securities sold, not yet purchased	33,577	333	3.99%	53,942	581	4.37%
Federal funds purchased and security
repurchase agreements	3,314,956	24,206	2.94%	2,995,220	35,477	4.80%
Commercial paper	205,520	2,332	4.56%	178,743	2,365	5.37%
FHLB advances and other borrowings:
One year or less	4,082,208	36,263	3.57%	775,200	10,269	5.37%
Over one year	127,291	1,825	5.77%	136,586	1,971	5.85%
Long-term debt	2,504,618	28,489	4.57%	2,374,422	36,717	6.27%
Total borrowed funds	10,268,170	93,448	3.66%	6,514,113	87,380	5.44%
Total interest-bearing liabilities	37,887,382	303,657	3.22%	32,294,560	313,368	3.94%
Noninterest-bearing deposits	8,975,462			9,401,057
Other liabilities	653,682			654,362
Total liabilities	47,516,526			42,349,979
Minority interest	30,676			40,741
Shareholders' equity:
Preferred equity	240,000			240,000
Common equity	5,126,621			4,954,400
Total shareholders' equity	5,366,621			5,194,400
Total liabilities and shareholders' equity	$52,913,823			$47,585,120

Spread on average interest-bearing funds			3.61%			3.62%
Taxable-equivalent net interest income and
net yield on interest-earning assets		$492,537	4.23%		$463,721	4.51%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

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

The provision for loan losses for the first quarter of 2008 was $92.3 million compared to $9.1 million for the same period of 2007. On an annualized basis, the provision was 0.94% of average loans for the first quarter of 2008 compared to 0.10% for the first quarter of 2007. The increased provision for the first quarter of 2008 resulted primarily from weakness in residential land acquisition, development and construction loans in the Southwest that started in the latter half of 2007 and began to show signs of deterioration in Utah/Idaho during the first quarter of 2008.  Net loan and lease charge-offs increased to $50.8 million in first quarter of 2008 up from $10.1 million in same period of 2007. The $40.7 million increase during first quarter of 2008 was primarily driven by declining collateral values on residential land acquisition, development and construction loans in the Southwest. See "Nonperforming Assets" and "Allowance and Reserve for Credit Losses" for further details. The provision for unfunded lending commitments was $3.6 million for the first quarter of 2008 compared to $0.3 million for the first quarter of 2007.  From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing, volume of loan originations, fundings, and by changes in creditworthiness of borrowers with unfunded commitments. The related provision will generally reflect these fluctuations. When combined, the provisions for credit losses for the first quarter of 2008 were $95.9 million compared to $9.4 million for the first quarter of 2007.

Noninterest Income

For the first quarter of 2008, noninterest income decreased 23.7% to $111.0 million compared to $145.4 million for the first quarter of 2007.  The decrease is primarily due to the $46.0 million impairment losses on available-for-sale securities and valuation losses on securities purchased from Lockhart. Excluding these losses, noninterest income increased $11.6 million or 8.0%.

Service charges and fees on deposit accounts increased $6.2 million or 14.3% for the first quarter of 2008 compared to the first quarter of 2007. The increase was mainly due to the impact of increased fees across the Company and continuing efforts to market treasury management services to our customers.

Other service charges, commissions and fees for the first quarter of 2008 increased $2.6 million or 6.6% compared to the first quarter of 2007. The increase was primarily driven by debit card fees, customer derivative fees, accounts receivable factoring fees and cash management fees offset by decreased official check income.

Trust and wealth management income for the first quarter increased $1.5 million or 18.0% compared to the first quarter of 2007. The increase was mainly from growth in our Contango wealth management and associated trust business.

Dividends and other investment income increased $1.8 million or 16.4% for the first quarter of 2008 compared to the same period in 2007. The increased income is primarily from the alternative investments program at Amegy.

Loan sales and servicing income for the first quarter of 2008 decreased $1.4 million or 15.6% compared to the first quarter of 2007. However, the 2007 amount included a $4.2 million impairment charge on retained interests from certain previous loan securitizations. The decreased income is primarily due to the previously

ZIONS BANCORPORATION AND SUBSIDIARIES

discussed adoption of fair value accounting for securitization retained interests and decreased servicing fees from lower loan balances.

Income from securities conduit decreased $3.9 million or 60.4% for the first quarter of 2008 compared to the first quarter of 2007. This servicing income represents fees we receive from Lockhart, a QSPE securities conduit, in return for liquidity management, an interest rate agreement, and administrative services that Zions Bank provides to Lockhart in accordance with a servicing agreement. The decrease in income is due to the higher cost of asset-backed commercial paper resulting from the recent disruptions in the credit markets and a decrease in Lockhart’s securities portfolio. The book value of Lockhart’s securities portfolio declined to $1.75 billion at March 31, 2008 and $2.12 billion at December 31, 2007 from $4.02 billion at March 31, 2007 due to securities purchases out of Lockhart and repayments of principal. We expect that the book value of the Lockhart portfolio will continue to decrease. Income from securities conduit will depend both on the amount of securities held in the portfolio and on the cost of the commercial paper used to fund those securities.

Fair value and nonhedge derivative income for the first quarter of 2008 was $3.8 million compared to $1.2 million for the first quarter of 2007. The increase is primarily due to increases in the fair value of nonhedge derivatives resulting from increasing spreads during the first quarter between LIBOR and prime rates. Also included is the operating impact of adopting SFAS 159, which decreased earnings by approximately $0.6 million, consisting of a $2.3 million fair value decrease for the REIT CDO security and a $1.7 million increase for the retained interests.

Net equity securities gains were $10.1 million for the first quarter of 2008 compared to $5.2 million for the first quarter of 2007. Net gains in the first quarter of 2008 included a $12.4 million aggregate pretax cash gain from the partial redemption of the Company’s equity interests in Visa Inc. and a $2.3 million loss on venture capital investments. Net gains for the first quarter of 2007 included a $2.5 million gain on the sale of an investment in a community bank and a $2.7 million gain on venture capital investments.

The Company recognized impairment losses on available-for-sale securities and valuation losses on securities purchased from Lockhart of $46.0 million during the first quarter of 2008.  These losses included other-than-temporary impairment (“OTTI”) of approximately $40.8 million pretax, mainly for certain available-for-sale trust preferred REIT CDOs. See “Investment Securities Portfolio” for additional information.  Additionally, due to liquidity events Zions Bank purchased certain securities at book value from Lockhart. The purchases amounted to approximately $280 million at book value and were made pursuant to a liquidity agreement. The resulting pretax loss was approximately $5.2 million. The purchase of approximately $275 million of these securities was due to the inability of Lockhart to issue a sufficient amount of commercial paper and $5 million was related to an investment that was downgraded. The securities purchased included $200 million of small business loan securitizations created by Zions Bank. No gain or loss was recognized on the purchase of these loan securitizations. See “Off-Balance Sheet Arrangement” for additional information.

Noninterest Expense

Noninterest expense for the first quarter of 2008 was $350.1 million, a decrease of 0.5% from $352.0 million for the first quarter of 2007. The Company’s efficiency ratio for the first quarter of 2008 was 58.0% compared to 57.8% for the first quarter of 2007.  Excluding impairment and valuation losses on securities, the Visa IPO gain and partial reversal of Visa indemnification accruals, the efficiency ratio was 55.8% for the first quarter of 2008.

Salaries and employee benefits increased $3.8 million or 1.8% compared to the first quarter of 2007. The moderate increase reflects decreased accruals for long-term incentive and profit sharing plans based upon Company performance as well as salary increases and increased staffing levels in selected areas.

ZIONS BANCORPORATION AND SUBSIDIARIES

Merger related expense decreased $2.1 million or 87.2% compared to the first quarter of 2007. The decrease is mainly due to the completion of the Stockmen’s acquisition and system conversion during the first quarter of 2007.

Other noninterest expense for the first quarter of 2008 decreased $5.2 million or 8.9% compared to the first quarter of 2007. Expense for the first quarter of 2008 was reduced by $5.6 million for a partial reversal of the $8.1 million Visa indemnification accrual made in the fourth quarter of 2007. FDIC assessment fees increased $3.2 million compared to the first quarter of 2007.

At March 31, 2008, the Company had 10,946 full-time equivalent employees, 506 domestic branches, and 629 ATMs, compared to 10,965 full-time equivalent employees, 509 domestic branches, and 596 ATMs at March 31, 2007.

Income Taxes

The Company’s income tax expense decreased to $49.9 million for the first quarter of 2008 compared to $88.9 million for the same period in 2007. The Company’s effective income tax rates, including the effects of minority interest, were 31.9% and 36.7% for the first quarters of 2008 and 2007, respectively. The lower first quarter tax rate for 2008 compared to 2007 is primarily due to the lower taxable income in 2008, which increased the proportion of nontaxable income relative to total income. Also, income taxes for the first quarter of 2007 included approximately $2.9 million of taxes and penalties to surrender certain bank-owned life insurance contracts. As discussed in previous filings, the Company has received federal income tax credits under the Community Development Financial Institutions Fund set up by the U.S. Government that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $1.5 million and $1.3 million for first quarter of 2008 and 2007, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 12.4% to $46.9 billion for the three months ended March 31, 2008 compared to $41.7 billion for the same period in 2007. Average interest-earning assets as a percentage of total average assets for the first quarter of 2008 was 88.5% compared to 87.6% for the first quarter of 2007.

Average money market investments, consisting of interest-bearing deposits and commercial paper, federal funds sold and security resell agreements, increased 318.8% to $2,060 million for the first three months of 2008 compared to $492 million for the first three months of 2007. Average money market investments for the first quarter of 2008 includes $1,202 million of asset-backed commercial paper that subsidiary companies purchased from Lockhart during the first quarter of 2008. See discussion at “Liquidity Risk Management” for further details.

Investment Securities Portfolio

The following table presents the Company’s held-to-maturity and available-for-sale investment securities:

	March 31,		December 31,		March 31,
	2008		2007		2007
		Estimated		Estimated		Estimated
	Amortized	fair	Amortized	fair	Amortized	fair
(In millions)	cost	value	cost	value	cost	value

HELD-TO-MATURITY:
Municipal securities	$702	$704	$704	$702	$667	$663

AVAILABLE-FOR-SALE:
U.S. Treasury securities	52	54	52	53	43	43
U.S. government agencies and corporations:
Agency securities	448	448	629	626	792	784
Agency guaranteed mortgage-backed securities	476	484	765	763	869	864
Small Business Administration loan-backed securities	755	736	789	771	837	824
Asset-backed securities:
Trust preferred securities – banks and insurance	2,139	1,860	2,123	2,019	1,578	1,564
Trust preferred securities – real estate investment trusts	88	72	156	94	229	224
Small business loan-backed	100	100	183	182	193	192
Other	221	190	226	231	7	8
Municipal securities	238	242	220	222	270	272
	4,517	4,186	5,143	4,961	4,818	4,775
Other securities:
Mutual funds and stock	74	74	174	174	134	134
	4,591	4,260	5,317	5,135	4,952	4,909
Total	$5,293	$4,964	$6,021	$5,837	$5,619	$5,572

The amortized cost of investment securities at March 31, 2008 decreased 12.1% from the balance at December 31, 2007. The change was largely due to security sales, security maturity paydowns, and OTTI write-downs, offset in part by Zions Bank purchasing securities from Lockhart. Securities purchases from Lockhart were made pursuant to the Liquidity Agreement between Zions Bank and Lockhart, which requires securities purchases in the absence of sufficient commercial paper funding. As discussed further in “Risk Elements: Market Risk – Fixed Income,” changes in fair value on available-for-sale securities have been reflected in shareholders’ equity through other comprehensive income.

ZIONS BANCORPORATION AND SUBSIDIARIES

At March 31, 2008, 63% of the $4.2 billion of available-for-sale securities, excluding mutual funds and stock, consisted of AAA-rated structured, municipal securities, government or agency guaranteed securities and 28% consisted of A-rated securities. In addition, approximately 5% of the available-for-sale portfolio was rated BBB and 4% of the portfolio was unrated or below investment grade securities.

Included in asset-backed securities at March 31, 2008 are CDOs collateralized by trust preferred securities issued by banks, insurance companies, or REITs. The REIT CDOs have some exposure to the subprime market. In addition, the $190 million of asset-backed securities – Other includes $107 million of certain structured asset-backed collateralized debt obligations (“ABS CDOs”) (also known as diversified structured finance CDOs) purchased from Lockhart which have minimal exposure to non-Zions originated subprime and home equity mortgage securitizations. The $107 million of ABS CDOs includes approximately $27 million of subprime mortgage securities and $12 million of home equity credit line securities. See further discussion of certain CDOs held by Lockhart in “Off-Balance Sheet Arrangement.”

At March 31, 2008, 2.7% of the $4.3 billion of fair value of available-for-sale securities portfolio as shown in the table above was valued at Level 1, 83.5% was valued at Level 2, and 13.8% was valued at Level 3 under the SFAS 157 valuation hierarchy.  See Note 7 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $741 million and the fair value of these securities was $587 million.  The securities valued at Level 3 were certain CDOs.  For these Level 3 securities, net pretax unrealized losses recognized in other comprehensive income in the first quarter were $73 million and total pretax net unrealized losses included in accumulated other comprehensive income were $154 million. As of March 31, 2008, we believe that the par amounts of the Level 3 available-for-sale securities, for which no OTTI has been recognized, do not differ from the amounts we currently anticipate realizing on settlement or maturity. See “Critical Accounting Policies and Significant Estimates” for further details about the CDO securities pricing methodologies.

We review investment securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. The Company recognized OTTI during the first quarter of 2008 of approximately $40.8 million pretax, mainly for certain available-for-sale trust preferred REIT CDOs. Of this, $7.8 million resulted from a determination of additional value impairment on seven securities with OTTI in the fourth quarter of 2007, while $33.0 million resulted from three additional securities deemed to have OTTI in the first quarter of 2008. This impairment was based on an ongoing valuation review of the investment securities portfolio. OTTI recognized during the fourth quarter of 2007 for certain REIT CDOs was $108.6 million.  The collateral in these securities includes debt issued by commercial income REITs, commercial mortgage-backed securities, residential mortgage REITs, and home builders. The decision to deem these securities OTTI was based on the near term financial prospects for collateral in each CDO, a specific analysis of the structure of each security, and an evaluation of the underlying collateral using information and industry knowledge available to Zions. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

The investment securities portfolio includes $820 million of nonrated fixed income securities compared to $908 million at December 31, 2007 and $891 million at March 31, 2007. At March 31, 2008 these securities include $687 million of nonrated municipal securities underwritten and structured by Zions Bank in accordance with its established municipal credit standards, $100 million of securitized small business loan trust securities from Zions’ securitizations, and $33 million of individual and pooled trust preferred bank and insurance securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Loan Portfolio

Net loans and leases at March 31, 2008 were $39.9 billion, an annualized increase of 8.4% from December 31, 2007 and an increase of 11.0% over the balance at March 31, 2007.

The following table sets forth the loan portfolio by type of loan:

	March 31,	December 31,	March 31,
(In millions)	2008	2007	2007

Loans held for sale	$209	$208	$267

Commercial lending:
Commercial and industrial	10,031	9,811	8,420
Leasing	494	503	447
Owner occupied	7,910	7,545	6,867
Total commercial lending	18,435	17,859	15,734

Commercial real estate:
Construction and land development	8,368	8,315	7,739
Term	5,569	5,335	5,215
Total commercial real estate	13,937	13,650	12,954

Consumer:
Home equity credit line and other
consumer real estate	2,247	2,203	1,935
1-4 family residential	4,158	4,206	4,176
Bankcard and other revolving plans	316	347	289
Other	434	452	465
Total consumer	7,155	7,208	6,865

Foreign loans	26	26	3

Other receivables	302	301	276
Total loans	$40,064	$39,252	$36,099

Loan growth of $818 million during the quarter was concentrated primarily in commercial lending and secondarily in commercial term real estate loans, principally at Zions Bank and Amegy Bank of Texas. Construction and land development loans declined in California, Arizona and Nevada during the quarter, offset by growth primarily in Texas. The increase in loans includes $283 million of loans resulting from the purchase of certain securities from Lockhart Funding, LLC, an off-balance sheet commercial paper conduit sponsored by Zions Bank, as discussed in “Off-Balance Sheet Arrangement.”  These securities were backed by loans originated or purchased by Zions Bank and came back on the Company’s balance sheet primarily as owner occupied commercial loans. During the first quarter of 2008, the Company proactively constrained loan growth to manage the capital stress associated from loan growth and growth in on-balance sheet assets related to Lockhart securities.

Sold Loans Being Serviced

Zions performs loan servicing both on loans that it holds in its portfolios and also on loans that are owned by third party investor-owned trusts. The Company has used asset securitizations to sell loans and in many instances provides the servicing on these loans as a condition of the sale.

ZIONS BANCORPORATION AND SUBSIDIARIES

			Residual interests
	Sold loans being serviced		on balance sheet at March 31, 2008
	Sales for three	Outstanding	Subordinated	Capitalized
	months ended	balance at	retained	residual
(In millions)	March 31, 2008	March 31, 2008	interests	cash flows	Total

Home equity credit lines	$-	$38	$7	$-	$7
Small business loans	-	973	120	39	159
SBA 7(a) loans	-	80	-	1	1
Farmer Mac	15	398	-	5	5
Total	$15	$1,489	$127	$45	$172

Securitized loans being serviced for others totaled $1.5 billion at March 31, 2008, $1.9 billion at December 31, 2007, and $2.4 billion at March 31, 2007. The Company did not complete a small business loan securitization during 2007 or the first three months of 2008 and also discontinued selling new home equity credit line originations during the fourth quarter of 2006.

As of March 31, 2008, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $172 million in connection with the $1.5 billion of sold loans being serviced. As is a common practice with securitized transactions, the Company had retained subordinated interests in the securitized assets that totaled $127 million at March 31, 2008, which represented junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as “excess servicing,” of $45 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

The Company elected the fair value option for three small business residual interests totaling $39 million at March 31, 2008. See Note 7 of the Notes to Consolidated Financial Statements for further discussion on the fair value accounting adoption.

As of March 31, 2008, conforming long-term first mortgage real estate loans being serviced for others were $1,227 million, compared with $1,232 million at December 31, 2007 and $1,242 million at March 31, 2007.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

	March 31,	December 31,	March 31,
(In millions)	2008	2007	2007

Bank-owned life insurance	$607	$601	$583
Federal Home Loan Bank and Federal Reserve stock	301	227	202
SBIC investments (1)	76	73	93
Non-SBIC investment funds	72	65	42
Other public companies	36	38	37
Other nonpublic companies	9	16	16
Trust preferred securities	14	14	15
	$1,115	$1,034	$988

(1)	Amounts include minority investors' interests in Zions' managed SBIC investments of approximately
$28 million, $29 million and $37 million as of the respective dates.

Federal Home Loan Bank and Federal Reserve stock investments increased $74 million from December 31, 2007. The increase is mainly due to increased investments affiliate banks made at the Federal Home Loan Banks to increase their borrowing capacity.

Deposits

Average total deposits for the first three months of 2008 increased 4.0% compared to the same period in 2007, with interest-bearing deposits increasing 7.1% and noninterest-bearing deposits decreasing 4.5%.

Total deposits at the end of the first quarter of 2008 increased to $37.5 billion, an annualized increase of 6.4% from the balances reported at December 31, 2007, and increased 3.3% over the March 31, 2007 amounts. Core deposits at March 31, 2008 increased 5.4% annualized compared to the December 31, 2007 balance and 5.5% compared to the balance at March 31, 2007.

Demand, savings and money market deposits comprised 72.3% of total deposits at the end of the first quarter, compared with 72.0% and 72.2% as of December 31, 2007 and March 31, 2007, respectively.

Management expects that deposit growth may continue to lag behind loan growth, and that a portion of future loan growth may be funded from alternative higher cost funding sources.

Off-Balance Sheet Arrangement

The Company administers one QSPE securities conduit, Lockhart, which was established in 2000. Lockhart was structured to purchase securities that are collateralized by small business loans originated or purchased by Zions Bank; such loans were originated during and prior to 2005. Lockhart obtains funding through the issuance of asset-backed commercial paper and holds securities, which include highly rated securities that are collateralized by small business loans, U.S. Government, agency and AAA-rated securities.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Lockhart is downgraded to below AA- or the downgrade of one or more securities results in more than ten securities having ratings of AA+ to AA-, Zions Bank must either 1) place its letter of credit on the security, 2) obtain a credit enhancement on the security from a third party, or 3) purchase the security from Lockhart at book value.

The maximum amount of liquidity that Zions Bank can be required to provide pursuant to the Liquidity Agreement is limited to the total amount of securities held by Lockhart. This maximum amount was $1.75 billion at March 31, 2008 and $2.12 billion at December 31, 2007.  As of April 30, 2008, the total amount of securities held by Lockhart was $1.71 billion and the Company owned $1.21 billion of Lockhart commercial paper.

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

In addition to rating agency downgrades of securities held by Lockhart that would require the Company to purchase securities from Lockhart, the following rating agency actions may result in security purchases under the Liquidity Agreement:

•	downgrades of Lockhart’s commercial paper below P-1 by Moody’s or below F1 by Fitch, which would prevent issuance of commercial paper by Lockhart;
•	downgrades of bond insurers MBIA or Ambac that trigger Lockhart securities downgrades, which may require Zions to purchase assets.

At March 31, 2008, Lockhart owned 3 securities aggregating $860 million that are insured by MBIA and backed by small business loans securitized by Zions and one security of $111 million insured by Ambac. The MBIA-insured securities did not have underlying public ratings. The Ambac-insured security had an underlying public rating of AAA from Fitch and no underlying rating from Moody’s Investors Service.

In the first quarter of 2008, certain assets held by Lockhart were downgraded by rating agencies and Lockhart was unable to sell certain amounts of commercial paper at times due to continued deterioration in the asset-backed commercial paper markets.

On February 6, 2008, a $5 million security held by Lockhart was downgraded by Moody’s from Aa1 to Baa1. Zions Bank purchased this security at book value under the Liquidity Agreement. The related pretax write-down of $0.8 million was recorded by Zions Bank in marking the security to fair value. In addition, Lockhart was unable to sell sufficient commercial paper to fund commercial paper maturities and Zions Bank purchased $115 million of MBIA-insured securities from Lockhart as required under the Liquidity Agreement.  These securities consisted of securitizations of small business loans from Zions Bank and their purchase resulted in no gain or loss.  Upon dissolution of the securitization trusts, the loans were recorded on Zions Bank’s balance sheet.

On March 5, 2008, Lockhart was unable to sell sufficient commercial paper to fund commercial paper maturities and Zions Bank purchased $85 million of MBIA-insured securities and a $75 million bank trust preferred CDO from Lockhart as required under the Liquidity Agreement.  The MBIA-insured securities

ZIONS BANCORPORATION AND SUBSIDIARIES

consisted of securitizations of small business loans from Zions Bank and their purchase resulted in no gain or loss. Upon dissolution of the securitization trusts, the loans were recorded on Zions Bank’s balance sheet. A pretax write-down of $4.4 million was recorded by Zions Bank in marking the bank trust preferred CDO security to fair value.

If Lockhart is unable to issue additional commercial paper to finance maturing commercial paper, or if additional assets of Lockhart are downgraded below the ratings described above, Zions Bank will be obligated to purchase additional assets from Lockhart. Zions Bank may incur losses in connection with any such purchases because the price would be based on book value, but Zions Bank would record the asset at fair value, which may be lower. At March 31, 2008, the book value of Lockhart’s $1.75 billion of assets exceeded their fair value by approximately $48.4 million.

Assets Held by Lockhart
The following schedule summarizes Lockhart’s assets by category, related amortized cost, fair value and ratings.

	March 31, 2008
		Estimated
(In millions)	Amortized	fair	Rating
	cost	value	range
Assets:
U.S. Government agencies and corporations:
Small Business Administration loan-backed securities (1)	$232	$231	Guaranteed by SBA
Asset-backed securities:
Trust preferred securities – banks and insurance	616	581	AAA
Trust preferred securities – real estate investment trusts	36	26	AAA to AA
Small business loan-backed (2)	860	860	AAA
Other	7	5	AAA to AA
Total	$1,751	$1,703

(1)	42% of these Small Business Administration loan-backed securities were originated by the Company.
(2)	These securities are collateralized by small business loans originated or purchased by Zions Bank.

At March 31, 2008, the weighted average interest rate reset of Lockhart’s assets was 2 months and the weighted average life of Lockhart’s assets was estimated at 3.5 years. The weighted average life of Lockhart’s asset-backed commercial paper was 2 days.

Possible Consolidation of Lockhart
Lockhart is an off-balance sheet QSPE as defined by SFAS 140. Should Zions Bancorporation and its affiliates together own more than 90% of the outstanding commercial paper (beneficial interest) of Lockhart, Lockhart would cease to be a QSPE and would be required to be consolidated.

If Zions Bank had been required to purchase all of Lockhart’s assets with a book value of $1.75 billion at March 31, 2008, its consolidated total risk-based capital ratio as of March 31, 2008 would have been reduced by approximately 17 basis points (but would nonetheless have remained above the “well-capitalized” threshold) and its consolidated tangible equity ratio as of March 31, 2008 would have been reduced by approximately 11 basis points. As of April 30, 2008, total Lockhart assets were approximately $1.71 billion and the Company owned $1.21 billion of Lockhart commercial paper. The Company has adequate liquidity and borrowing capacity to fund the net additional $0.50 billion necessary to purchase the Lockhart assets if it were required. Given that the Company has $53 billion of assets, the potential consolidation of Lockhart would not be significant to the Company. We currently cannot assess the likelihood of the consolidation of Lockhart, but we do not believe that the consolidation of Lockhart or the purchase

ZIONS BANCORPORATION AND SUBSIDIARIES

of the remaining Lockhart assets in and of itself would directly result in credit ratings downgrades or affect the Company’s common or preferred dividend payments.

See “Critical Accounting Policies and Significant Estimates” and “Liquidity Risk Management” for additional information on Lockhart.

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

With regard to credit risk associated with counterparties in off-balance sheet credit instruments, Zions Bank has International Swap Dealer Association (“ISDA”) agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangement between Zions Bank and its counterparty. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value on the derivative and the credit rating of the party with the obligation. The credit rating used in these situations is provided by either Moody’s or Standard & Poor’s. This means that a counterparty with an “AAA” rating would be obligated to provide less collateral to secure a major credit exposure to Zions Bank than one with an “A” rating. All derivative gains and losses between Zions Bank and a single counterparty are netted to determine the net credit exposure and therefore the collateral required.  We have no significant exposure to credit default swaps.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company also has off-balance sheet credit risk associated with a Liquidity Agreement provided by Zions Bank to the QSPE securities conduit, Lockhart.  See “Off-Balance Sheet Arrangement” for further details.

Another aspect of the Company’s credit risk management strategy is to pursue the diversification of the loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at March 31, 2008 no single loan category exceeded 25.0% of the Company’s total loan portfolio.

	March 31, 2008		December 31, 2007		March 31, 2007
		% of		% of		% of
(In millions)	Amount	total loans	Amount	total loans	Amount	total loans

Commercial lending:
Commercial and industrial	$10,031	25.0%	$9,811	25.0%	$8,420	23.3%
Leasing	494	1.2%	503	1.3%	447	1.2%
Owner occupied	7,910	19.8%	7,545	19.2%	6,867	19.0%

Commercial real estate:
Construction and land development	8,368	20.9%	8,315	21.2%	7,739	21.4%
Term	5,569	13.9%	5,335	13.6%	5,215	14.5%

Consumer:
Home equity credit line and other
consumer real estate	2,247	5.6%	2,203	5.6%	1,935	5.4%
1-4 family residential	4,158	10.4%	4,206	10.7%	4,176	11.6%
Bankcard and other revolving plans	316	0.8%	347	0.9%	289	0.8%
Other	434	1.1%	452	1.1%	465	1.3%

Other	537	1.3%	535	1.4%	546	1.5%

Total loans	$40,064	100.0%	$39,252	100.0%	$36,099	100.0%

The Company attempts to avoid the risk of an undue concentration of credits in a particular industry, trade group, property type, or with an individual customer or counterparty. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries.

Lending to finance residential land acquisition, development and construction is a core business for the Company. In some geographic markets, significant declines in the availability of mortgage financing to buyers of newly constructed homes are having an adverse impact on the operations of some of the Company’s developer and builder customers.

As discussed in the following sections, the Company’s level of credit quality continued to weaken during the first quarter of 2008. The deterioration in credit quality is mainly related to the weakness in residential development and construction activity in the Southwest that started in the later half of 2007 and began to show signs of deterioration in Utah/Idaho during the first quarter of 2008. We expect continued credit quality deterioration related to residential development and construction activity in these markets over the next few quarters.

A more comprehensive discussion of our credit risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2007.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The following table sets forth the Company’s nonperforming assets:

	March 31,	December 31,	March 31,
(Amounts in millions)	2008	2007	2007

Nonaccrual loans	$388	$259	$70
Restructured loans	10	10	-
Other real estate owned	36	15	10
Other assets	-	-	3
Total	$434	$284	$83

% of net loans and leases* and other
real estate owned	1.09%	0.73%	0.23%

Accruing loans past due 90 days or more	$85	$77	$57

% of net loans and leases*	0.21%	0.20%	0.16%

*Includes loans held for sale.

Total nonperforming assets increased $150 million or 53.0% as of March 31, 2008 compared with the balance at December 31, 2007 and increased $351 million or 426.3% from the $83 million balance at March 31, 2007. The increase in nonperforming assets consisted primarily of residential construction and development loans in Nevada, Arizona and California. Total nonaccrual loans at March 31, 2008 increased $129 million from the balances at December 31, 2007, which included increases of $85 million for nonaccrual construction and land development loans and $21 million for commercial and industrial loans.

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

The Company’s total recorded investment in impaired loans was $324 million at March 31, 2008, compared with $226 million at December 31, 2007 and $48 million at March 31, 2007. Estimated losses on impaired loans are included in the allowance for loan losses. At March 31, 2008, the allowance for loan losses included $15 million for impaired loans with a recorded investment of $110 million. At December 31, 2007, the allowance included $21 million for impaired loans with a $103 million recorded investment, and at March 31, 2007 the allowance included $4 million for impaired loans with a $20 million recorded investment.

ZIONS BANCORPORATION AND SUBSIDIARIES

The amount of accruing loans past due 90 days or more increased to $85 million at March 31, 2008 up from $77 million at December 31, 2007 and $57 million at March 31, 2007.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company has initiated a comprehensive review of its allowance for loan losses methodology with a view towards updating and conforming this methodology across all of its banking subsidiaries. The Company began implementing this updated methodology in 2007 and expects to complete the implementation in 2009.

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
(Amounts in millions)	2008	2007	2007

Loans* and leases outstanding (net of
unearned income) at end of period	$39,906	$39,088	$35,945

Average loans* and leases outstanding
(net of unearned income)	$39,452	$36,808	$35,406

Allowance for loan losses:
Balance at beginning of period	$459	$365	$365
Allowance of companies acquired	-	8	7
Allowance of loans sold with branches	-	(2)	-
Allowance associated with repurchased
securitized loans	1	-	-
Provision charged against earnings	92	152	9
Loans and leases charged-off:
Commercial lending	(17)	(37)	(9)
Commercial real estate	(31)	(24)	(1)
Consumer	(6)	(16)	(4)
Other receivables	-	(2)	-
Total	(54)	(79)	(14)

Recoveries:
Commercial lending	2	8	2
Commercial real estate	-	1	-
Consumer	1	5	2
Other receivables	-	1	-
Total	3	15	4
Net loan and lease charge-offs	(51)	(64)	(10)
Balance at end of period	$501	$459	$371

Ratio of annualized net charge-offs
to average loans and leases	0.52%	0.17%	0.11%

Ratio of allowance for loan losses to net
loans and leases at end of period	1.26%	1.18%	1.03%

Ratio of allowance for loan losses to
nonperforming loans	126.01%	170.99%	532.50%

Ratio of allowance for loan losses to
nonaccrual loans and accruing loans
past due 90 days or more	106.12%	136.75%	293.54%

*Includes loans held for sale.

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the preceding table for the periods presented. The same respective amounts for the fourth quarter of 2007 were $27 million and 0.28%.

ZIONS BANCORPORATION AND SUBSIDIARIES

The total allowance for loan losses at March 31, 2008 increased $42 million from the level at year-end 2007. The amount of the allowance included for criticized and classified commercial and commercial real estate loans increased $12 million. Of this increase, $11 million was for commercial lending, and $1 million was for commercial real estate loans. The level of the allowance for noncriticized and nonclassified commercial and commercial real estate loans increased $28 million consisting of an $11 million increase for commercial lending and a $17 million increase for commercial real estate loans. The allowance for consumer loans increased $2 million compared to December 31, 2007.

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

The following table sets forth the reserve for unfunded lending commitments:

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
(In millions)	March 31, 2008	December 31, 2007	March 31, 2007

Balance at beginning of period	$21.5	$19.4	$19.4
Reserve of company acquired	-	0.3	0.3
Provision charged against earnings	3.6	1.8	0.3
Balance at end of period	$25.1	$21.5	$20.0

The following table sets forth the total allowance and reserve for credit losses:

	March 31,	December 31,	March 31,
(In millions)	2008	2007	2007

Allowance for loan losses	$501	$459	$371
Reserve for unfunded lending commitments	25	22	20
Total allowance and reserve for credit losses	$526	$481	$391

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

	March 31,		December 31,
	2008		2007
	Low	High	Low	High
Duration of equity:
Range (in years)
Base case	(0.9)	1.9	-	2.5
Increase interest rates by 200 bp	0.3	3.0	0.9	3.4

Income simulation – change in
interest sensitive income:
Increase interest rates by 200 bp	-1.4%	0.8%	-1.3%	1.1%
Decrease interest rates by 200 bp	-1.7%	0.3%	-2.3%	-0.2%

As discussed previously under the section “Net Interest Income, Margin and Interest Rate Spreads,” the Company believes that in recent quarters, the dynamic balance sheet changes with regard to changes in the mix of deposits and other funding sources have tended to have a somewhat larger effect on the net interest spread and net interest margin than has the Company’s interest rate risk position. However, as also discussed in that section, competitive pressures on deposit rates may impede our ability to reprice deposits, which would have a negative impact on the net interest margin during the remaining nine months of 2008.

Market Risk – Fixed Income – The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

ZIONS BANCORPORATION AND SUBSIDIARIES

At March 31, 2008, the Company had $40.8 million of trading account assets and $184.5 million of securities sold, not yet purchased compared with $21.8 million and $32.4 million of trading assets and $224.3 million and $190.9 million of securities sold, not yet purchased at December 31, 2007 and March 31, 2007, respectively. The higher securities sold, not yet purchased balance in comparison to trading account assets as of March 31, 2008 is related to bank subsidiaries sweep products.

The Company also is exposed to market risk through changes in fair value of available-for-sale securities and interest rate swaps used to hedge interest rate risk. Changes in fair value in both of these categories are included in accumulated other comprehensive income (loss) (“OCI”) each quarter. During the first quarter of 2008, the after-tax change in OCI attributable to available-for-sale securities was $(102.8) million, which includes $(47.5) million for available-for-sale securities valued using Level 3 inputs under SFAS 157, and the change attributable to interest rate swaps was $73.7 million, for a net decrease in shareholders’ equity of $29.1 million. If any of the available-for-sale securities becomes other than temporarily impaired, the loss in OCI is reversed and the impairment is charged to operations. See “Investment Securities Portfolio” for additional information on other-than-temporary impairment.

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

A more comprehensive discussion of the Company’s interest rate and market risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2007.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

management and other fees, bank lines, equity contributed through the exercise of stock options, commercial paper, and long-term debt and equity issuances.

Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and the bank subsidiaries. For the first three months of 2008, operations contributed $306 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

During the first three months of 2008, the Parent received $27 million in cash dividends from its subsidiaries. At March 31, 2008, $287 million of dividend capacity was available for the banking subsidiaries to pay to the Parent under regulatory guidelines.

The Parent also has a program to issue short-term commercial paper. At March 31, 2008, outstanding commercial paper was $165 million. In addition, at March 31, 2008, the Company established or renewed lines of credit totaling $430 million with several of its banking subsidiaries. No amounts were outstanding at March 31, 2008. Interest on these lines is at a variable rate based on specified indices. Actual amounts that may be borrowed at any given time are based on determined collateral requirements.

On February 28, 2008, Moody’s downgraded its ratings for the Parent on long-term issuer/senior debt to A3, on subordinated debt to Baa1, and on short-term/commercial paper to P-2; it also changed its outlook from Negative to Stable. Also, Moody’s downgraded its ratings for the three largest banking subsidiaries on long-term issuer/senior debt and certificate of deposit to A2, affirmed the short-term/commercial paper rating of P-1, and changed its outlook from Negative to Stable.

Under its existing shelf registration filed with the Securities and Exchange Commission, on March 17, 2008, the Company issued $66.7 million of one-year senior medium-term notes at a coupon rate of 5.00%. On April 14, 2008, the Company issued $86.8 million of such notes at a coupon rate of 4.65%. These unsecured notes were sold via Zions’ online auction process and direct sales, and require semiannual interest payments. Approximately $18 million of the proceeds from the April issuance was used to retire previous indebtedness of senior notes.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At March 31, 2008, these core deposits, in aggregate, constituted 87.9% of consolidated deposits, compared with 88.1% of consolidated deposits at December 31, 2007. For the first three months of 2008, increases in deposits resulted in net cash inflows of $594 million.

The Federal Home Loan Bank (“FHLB”) system is also a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first three months of 2008, the activity in short-term FHLB borrowings resulted in a net cash inflow of approximately $708 million.

In December 2007, the Federal Reserve Board announced a new program to make 28 day loans to banks in the United States and to foreign banks through foreign central banks. These loans are made using an auction process. Zions Bank is currently participating in this new program and will continue to do so as long as money can be borrowed at an attractive rate. The amount that can be borrowed is based upon the amount of collateral that has been pledged to the Federal Reserve Bank. At March 31, 2008, $350 million in borrowings were outstanding at Zions Bank under this program.

ZIONS BANCORPORATION AND SUBSIDIARIES

At March 31, 2008, the amount available for additional FHLB and Federal Reserve borrowings was approximately $4.8 billion. An additional $5.0 billion could be borrowed upon the pledging of additional available collateral.

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

Due to the disruptions in the asset-backed commercial paper markets that began in August 2007 and continued into 2008, Lockhart was unable to issue commercial paper sufficient to fund its assets and the Company and its banks purchased Lockhart commercial paper and held it on their balance sheets. The Company was also required to purchase assets under the Liquidity Agreement due to security ratings downgrades and the inability of Lockhart to issue commercial paper. See “Off-Balance Sheet Arrangement” for information about Lockhart and the Liquidity Agreement, including details of the purchase of commercial paper and securities and the possible effect on the Company’s liquidity and capital ratios if Lockhart was required to be consolidated or the Company was required to purchase its remaining securities.

The Company’s investment activities can also provide or use cash. For the first three months of 2008, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $663 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For the first three months of 2008, organic loan growth resulted in a net cash outflow of $606 million.

A more comprehensive discussion of our liquidity management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2007.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

CAPITAL MANAGEMENT

The Company has a fundamental financial objective to consistently produce superior risk-adjusted returns on its shareholders’ capital. We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.

Total shareholders’ equity on March 31, 2008 was $5,328 million, up 0.66% from $5,293 million at December 31, 2007 and 1.27% from $5,261 million at March 31, 2007. The Company’s capital ratios were as follows as of the dates indicated:

				Percentage
	March 31,	December 31,	March 31,	required to be
	2008	2007	2007	well capitalized

Tangible equity ratio	6.20%	6.17%	6.59%	na
Tangible common equity ratio	5.73%	5.70%	6.08%	na
Average equity to average assets
(three months ended)	10.14%	10.47%	10.92%	na

Risk-based capital ratios:
Tier 1 leverage	7.18%	7.37%	7.92%	5.00%
Tier 1 risk-based capital	7.64%	7.57%	8.00%	6.00%
Total risk-based capital	11.83%	11.68%	12.15%	10.00%

It is our belief that capital not considered necessary to support current and anticipated business should be returned to the Company’s shareholders through dividends and repurchases of its shares. The Company has stated that its target range for the tangible equity ratio is 6.25% to 6.50%; the actual ratio at March 31, 2008 was 6.20% compared to 6.17% at December 31, 2007 and 6.59% at March 31, 2007. The increase from the previous quarter is primarily due to earnings, offset by increases in accumulated other comprehensive loss.

On December 11, 2006, the Board authorized a $400 million repurchase program. The remaining authorized amount for share repurchases as of March 31, 2008 was $56.3 million. The Company has not repurchased any shares since August 16, 2007 and suspended its common stock repurchase program in order to conserve capital due to the continuing capital market disruptions and uncertainties regarding future economic conditions. The Company does not currently expect to resume repurchases of its common stock until late 2008 or beyond, depending on economic conditions and the Company’s financial performance.

The Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. As of March 31, 2008, the Company and each of its banking subsidiaries met the “well capitalized” guidelines under regulatory standards.

Dividends per common share of $0.43 and $0.39 were paid in the first quarter of 2008 and 2007, respectively. For the three months ended March 31, 2008, the Company paid $46.0 million in common stock dividends compared to $42.8 million in the same period of 2007.

In December 2006, the Company issued $240 million of preferred stock. During the first quarter of 2008, the Company declared and set aside funds of $2.5 million for preferred dividends.

At its April 2008 meeting, the Company’s Board of Directors declared a dividend in the amount of $0.43 per share of common stock. The dividend is payable May 21, 2008 to shareholders of record as of the close of business on May 7, 2008.

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

ITEM 1A.        RISK FACTORS

The Company believes there have been no significant changes in risk factors compared to the factors identified in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2007; however, this filing contains updated disclosures related to significant risk factors discussed in “Credit Risk Management,” “Market Risk – Fixed Income,” and “Liquidity Risk Management.”

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the first quarter of 2008:

			Total number of shares	Approximate dollar
	Total number	Average	purchased as part of	value of shares that
	of shares	price paid	publicly announced	may yet be purchased
Period	repurchased (1)	per share	plans or programs	under the plan (2)

January	4,539	$44.58	-	$56,250,315
February	404	50.19	-	56,250,315
March	311	46.39	-	56,250,315
Quarter	5,254	45.12	-

(1)	All share repurchases in the first quarter of 2008 were made to pay for payroll taxes upon the vesting of restricted stock.
(2)	This is the remaining balance available under the $400 million common stock repurchase authorization approved by the Board of Directors in December 2006.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.           EXHIBITS

a)	Exhibits

Exhibit Number		Description

3.1		Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2		Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997 (filed herewith).

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

ZIONS BANCORPORATION

May 9, 2008	By:	/s/ Harris H. Simmons
Harris H. Simmons
Chairman, President and Chief Executive Officer

By:	/s/ Doyle L. Arnold
Doyle L. Arnold
Vice Chairman and Chief Financial Officer