Form 10-Q
period 2008-08-08
ZIONS BANCORPORATION /UT/
filed 2008-08-08
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

COMMISSION FILE NUMBER: 001-12307

ZIONS BANCORPORATION
(Exact name of registrant as specified in its charter)

UTAH	87-0227400
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

ONE SOUTH MAIN, 15th FLOOR SALT LAKE CITY, UTAH	84133
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 31, 2008	107,574,383 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
(In thousands, except share amounts)	2008	2007	2007
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,751,724	$1,855,155	$1,640,946
Money market investments:
Interest-bearing deposits and commercial paper	504,314	726,446	39,881
Federal funds sold	274,456	102,225	120,959
Security resell agreements	484,487	671,537	482,893
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value
$1,730,104, $702,148, and $685,521)	1,914,833	704,441	702,189
Available-for-sale, at fair value	2,817,682	5,134,610	4,564,183
Trading account, at fair value (includes $463, $741, and $1,745
transferred as collateral under repurchase agreements)	51,670	21,849	22,808
	4,784,185	5,860,900	5,289,180
Loans:
Loans held for sale	158,509	207,943	226,041
Loans and leases	41,874,224	39,044,163	36,715,752
	42,032,733	39,252,106	36,941,793
Less:
Unearned income and fees, net of related costs	159,756	164,327	153,588
Allowance for loan losses	548,958	459,376	380,295
Loans and leases, net of allowance	41,324,019	38,628,403	36,407,910

Other noninterest-bearing investments	1,153,933	1,034,412	972,830
Premises and equipment, net	656,013	655,712	648,731
Goodwill	2,009,511	2,009,513	2,013,314
Core deposit and other intangibles	132,481	149,493	180,867
Other real estate owned	125,186	15,201	10,646
Other assets	1,430,574	1,238,417	883,288
	$54,630,883	$52,947,414	$48,691,445

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$9,735,265	$9,618,300	$9,857,638
Interest-bearing:
Savings and NOW	4,590,767	4,507,837	4,368,184
Money market	11,175,844	10,304,225	10,344,110
Internet money market	2,211,557	2,163,014	1,544,031
Time under $100,000	2,466,082	2,562,363	2,535,881
Time $100,000 and over	4,102,369	4,391,588	4,881,994
Foreign	3,326,111	3,375,426	2,653,734
	37,607,995	36,922,753	36,185,572

Securities sold, not yet purchased	46,376	224,269	28,456
Federal funds purchased	2,379,055	2,463,460	2,221,887
Security repurchase agreements	1,010,325	1,298,112	1,061,598
Other liabilities	555,812	644,375	602,173
Commercial paper	137,200	297,850	228,607
Federal Home Loan Bank advances and other borrowings:
One year or less	4,799,143	3,181,990	664,509
Over one year	129,474	127,612	128,832
Long-term debt	2,666,445	2,463,254	2,313,015
Total liabilities	49,331,825	47,623,675	43,434,649

Minority interest	25,528	30,939	32,094

Shareholders' equity:
Capital stock:
Preferred stock, without par value, authorized 3,000,000 shares:
Series A (liquidation preference $1,000 per share); issued
and outstanding 240,000 shares	240,000	240,000	240,000
Common stock, without par value; authorized 350,000,000 shares; issued
and outstanding 107,518,975, 107,116,505, and 108,034,079 shares	2,224,455	2,212,237	2,279,722
Retained earnings	2,981,062	2,910,692	2,828,613
Accumulated other comprehensive income (loss)	(158,325)	(58,835)	(112,840)
Deferred compensation	(13,662)	(11,294)	(10,793)
Total shareholders' equity	5,273,530	5,292,800	5,224,702
	$54,630,883	$52,947,414	$48,691,445

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$643,111	$697,022	$1,331,550	$1,371,599
Interest on loans held for sale	2,699	4,322	5,716	8,197
Lease financing	5,767	5,234	11,585	10,440
Interest on money market investments	12,313	7,756	31,341	14,098
Interest on securities:
Held-to-maturity – taxable	15,730	2,064	18,185	4,267
Held-to-maturity – nontaxable	6,224	6,227	12,653	12,318
Available-for-sale – taxable	35,059	63,825	97,415	132,332
Available-for-sale – nontaxable	1,870	2,398	3,762	4,856
Trading account	159	766	840	1,958
Total interest income	722,932	789,614	1,513,047	1,560,065

Interest expense:
Interest on savings and money market deposits	80,144	117,295	184,131	230,398
Interest on time and foreign deposits	83,460	120,445	189,682	233,330
Interest on short-term borrowings	43,255	43,369	106,389	92,061
Interest on long-term borrowings	31,330	39,158	61,644	77,846
Total interest expense	238,189	320,267	541,846	633,635

Net interest income	484,743	469,347	971,201	926,430
Provision for loan losses	114,192	17,763	206,474	26,874
Net interest income after provision for loan losses	370,551	451,584	764,727	899,556

Noninterest income:
Service charges and fees on deposit accounts	51,067	45,116	100,652	88,501
Other service charges, commissions and fees	42,362	42,311	84,343	81,688
Trust and wealth management income	10,284	9,125	19,977	17,341
Capital markets and foreign exchange	12,196	11,900	22,593	21,631
Dividends and other investment income	10,409	11,271	23,319	22,364
Loan sales and servicing income	8,516	8,998	16,326	18,256
Income from securities conduit	1,043	5,968	3,624	12,483
Fair value and nonhedge derivative income (loss)	(19,789)	924	(16,002)	2,169
Equity securities gains (losses), net	(8,121)	100	1,947	5,298
Fixed income securities gains, net	78	13	1,853	3,714
Impairment losses on investment securities and valuation
losses on securities purchased from Lockhart Funding	(38,761)	-	(84,750)	-
Other	3,088	5,615	9,490	13,310
Total noninterest income	72,372	141,341	183,372	286,755

Noninterest expense:
Salaries and employee benefits	201,291	198,668	410,645	404,255
Occupancy, net	27,364	26,334	54,163	52,923
Furniture and equipment	25,610	24,272	49,348	47,539
Legal and professional services	11,566	11,242	19,446	20,779
Postage and supplies	8,536	9,025	18,325	17,072
Advertising	7,520	7,517	13,871	13,974
Merger related expense	281	1,491	588	3,897
Amortization of core deposit and other intangibles	8,191	11,812	17,011	22,941
Provision for unfunded lending commitments	1,690	1,222	5,308	1,528
Other	62,368	56,029	115,815	114,683
Total noninterest expense	354,417	347,612	704,520	699,591

Income before income taxes and minority interest	88,506	245,313	243,579	486,720
Income taxes	22,037	86,065	71,933	174,919
Minority interest	(5,729)	34	(7,301)	(671)
Net income	72,198	159,214	178,947	312,472
Preferred stock dividend	2,454	3,607	4,907	7,210
Net earnings applicable to common shareholders	$69,744	$155,607	$174,040	$305,262

Weighted average common shares outstanding during the period:
Basic shares	106,595	107,803	106,554	108,107
Diluted shares	106,712	109,124	106,720	109,639

Net earnings per common share:
Basic	$0.65	$1.44	$1.63	$2.82
Diluted	0.65	1.43	1.63	2.78

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)

				Accumulated
				other		Total
	Preferred	Common	Retained	comprehensive	Deferred	shareholders’
(In thousands, except per share amounts)	stock	stock	earnings	income (loss)	compensation	equity

Balance, December 31, 2007	$240,000	$2,212,237	$2,910,692	$(58,835)	$(11,294)	$5,292,800
Cumulative effect of change in accounting principle,
adoption of SFAS 159			(11,471)	11,471		-
Comprehensive income:
Net income for the period			178,947			178,947
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses
on investments and retained interests				(170,402)
Foreign currency translation				1
Reclassification for net realized losses
on investments recorded in operations				51,117
Net unrealized gains on derivative instruments				7,589
Pension and postretirement				734
Other comprehensive loss				(110,961)		(110,961)
Total comprehensive income						67,986
Stock issued under dividend reinvestment plan		632				632
Net stock issued under employee plans
and related tax benefits		11,586				11,586
Dividends declared on preferred stock			(4,907)			(4,907)
Dividends on common stock, $.86 per share			(92,199)			(92,199)
Change in deferred compensation					(2,368)	(2,368)
Balance, June 30, 2008	$240,000	$2,224,455	$2,981,062	$(158,325)	$(13,662)	$5,273,530

Balance, December 31, 2006	$240,000	$2,230,303	$2,602,189	$(75,849)	$(9,620)	$4,987,023
Cumulative effect of change in accounting principle,
adoption of FIN 48			10,408			10,408
Comprehensive income:
Net income for the period			312,472			312,472
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses
on investments and retained interests				(15,672)
Foreign currency translation				5
Reclassification for net realized gains
on investments recorded in operations				(3,854)
Net unrealized losses on derivative instruments				(17,470)
Other comprehensive loss				(36,991)		(36,991)
Total comprehensive income						275,481
Common stock issued in acquisition		206,075				206,075
Stock redeemed and retired		(231,845)				(231,845)
Net stock issued under employee plans
and related tax benefits		75,189				75,189
Dividends declared on preferred stock			(7,210)			(7,210)
Dividends on common stock, $.82 per share			(89,246)			(89,246)
Change in deferred compensation					(1,173)	(1,173)
Balance, June 30, 2007	$240,000	$2,279,722	$2,828,613	$(112,840)	$(10,793)	$5,224,702

Total comprehensive income (loss) for the three months ended June 30, 2008 and 2007 was $(9,698) and $115,631, respectively.

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2008	2007	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$72,198	$159,214	$178,947	$312,472
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Impairment losses on investment securities and valuation
losses on securities purchased from Lockhart Funding	38,761	-	84,750	-
Provision for loan losses	114,192	17,763	206,474	26,874
Depreciation of premises and equipment	16,662	19,548	34,912	39,652
Amortization	18,903	12,494	29,267	22,995
Deferred income tax benefit	(38,657)	(1,294)	(70,894)	(22,024)
Share-based compensation	7,784	6,577	14,380	12,982
Excess tax benefits from share-based compensation	(142)	(2,837)	(399)	(10,593)
Gain (loss) allocated to minority interest	(5,729)	34	(7,301)	(671)
Equity securities losses (gains), net	8,121	(100)	(1,947)	(5,298)
Fixed income securities gains, net	(78)	(13)	(1,853)	(3,714)
Net decrease (increase) in trading securities	(10,863)	9,630	(21,720)	40,628
Principal payments on and proceeds from sales of
loans held for sale	375,286	328,588	663,356	567,917
Additions to loans held for sale	(328,524)	(317,163)	(629,771)	(605,000)
Net gains on sales of loans, leases and other assets	(4,773)	(2,040)	(10,543)	(5,954)
Income from increase in cash surrender value of
bank-owned life insurance	(6,273)	(6,366)	(12,601)	(13,157)
Change in accrued income taxes	(137,756)	(86,060)	(77,625)	13,061
Change in accrued interest receivable	5,466	(4,389)	22,219	972
Change in other assets	(187,696)	26,384	(81,273)	(3,905)
Change in other liabilities	56,808	31,420	(27,325)	(45,780)
Change in accrued interest payable	(14,428)	(5,052)	(11,324)	(2,171)
Other, net	3,021	(7,253)	8,851	(12,937)
Net cash provided by (used in) operating activities	(17,717)	179,085	288,580	306,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in money market investments	791,730	341,005	236,951	2,323
Proceeds from maturities of investment securities
held-to-maturity	30,081	30,243	53,892	54,034
Purchases of investment securities held-to-maturity	(19,265)	(41,899)	(40,183)	(79,752)
Proceeds from sales of investment securities
available-for-sale	48,149	232,713	504,456	358,585
Proceeds from maturities of investment securities
available-for-sale	1,668,775	771,463	2,638,685	1,355,188
Purchases of investment securities available-for-sale	(1,561,059)	(684,502)	(2,326,897)	(1,281,328)
Proceeds from sales of loans and leases	30,178	19,786	49,139	30,717
Securitized loans purchased	(874,100)	-	(1,157,304)	-
Net increase in loans and leases	(1,324,528)	(906,609)	(1,930,964)	(1,429,318)
Net decrease (increase) in other noninterest-bearing investments	(40,114)	20,390	(113,868)	87,214
Proceeds from sales of premises and equipment and other assets	1,170	1,838	8,428	3,754
Purchases of premises and equipment	(18,029)	(26,188)	(43,807)	(48,887)
Proceeds from sales of other real estate owned	13,063	2,630	18,991	5,091
Net cash received from (paid for) acquisitions	-	(1,668)	-	40,244
Net cash received from sale of subsidiary	-	-	-	6,995
Net cash used in investing activities	(1,253,949)	(240,798)	(2,102,481)	(895,140)

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2008	2007	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$91,626	$(139,490)	$685,164	$109,069
Net change in short-term funds borrowed	1,171,068	445,999	906,418	482,668
Proceeds from FHLB advances and other borrowings over one year	3,500	-	3,500	-
Payments on FHLB advances and other borrowings over one year	(1,032)	(614)	(1,638)	(8,226)
Proceeds from issuance of long-term debt	166,188	-	232,876	-
Debt issuance costs	(480)	-	(611)	(32)
Payments on long-term debt	(18,025)	(19,713)	(18,025)	(27,250)
Proceeds from issuance of common stock	854	17,827	2,073	52,406
Payments to redeem common stock	(2,343)	(128,603)	(2,580)	(231,845)
Excess tax benefits from share-based compensation	142	2,837	399	10,593
Dividends paid on preferred stock	(2,454)	(3,607)	(4,907)	(7,210)
Dividends paid on common stock	(46,193)	(46,496)	(92,199)	(89,246)
Net cash provided by financing activities	1,362,851	128,140	1,710,470	290,927
Net increase (decrease) in cash and due from banks	91,185	66,427	(103,431)	(297,864)
Cash and due from banks at beginning of period	1,660,539	1,574,519	1,855,155	1,938,810
Cash and due from banks at end of period	$1,751,724	$1,640,946	$1,751,724	$1,640,946

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$252,635	$322,947	$554,656	$628,986
Income taxes	196,823	171,999	217,252	171,983
Noncash items:
Investment securities available-for-sale transferred to
held-to-maturity	1,226,832	-	1,226,832	-
Loans transferred to other real estate owned	104,242	6,455	134,474	9,804
Acquisitions:
Common stock issued	-	-	-	206,075
Assets acquired	-	-	-	1,348,233
Liabilities assumed	-	-	-	1,142,158

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2008

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Zions Bancorporation (“the Parent”) and its majority-owned subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net income or shareholders’ equity.

Operating results for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2007 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161, among other things, requires greater transparency in disclosing information about derivatives including the objectives for their use, the volume of derivative activity, tabular disclosure of financial statement amounts, and any credit-risk-related features. The Statement is effective for annual and interim financial statements beginning after November 15, 2008. Earlier application is encouraged but not required. Management is evaluating the impact this Statement may have on the Company’s financial statements.

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

Effective January 1, 2008, we adopted the provisions of FASB Staff Position (“FSP”) FIN 39-1, Offsetting of Amounts Related to Certain Contracts. FSP FIN 39-1 permits entities to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. At June 30, 2008, cash collateral was used to reduce recorded amounts of derivative assets by approximately $48 million and derivative liabilities by approximately $160 million.

Additional accounting pronouncements recently adopted are discussed where applicable in the Notes to Consolidated Financial Statements.

3.	INVESTMENT SECURITIES

During the second quarter of 2008, we reassessed the classification of certain asset-backed and trust preferred collateralized debt obligations (“CDOs”). On April 28, 2008, we reclassified approximately $1.2 billion at fair value of these available-for-sale securities to held-to-maturity. The related unrealized pretax loss of approximately $273 million included in accumulated other comprehensive income (“OCI”) remained in OCI and is being amortized as a yield adjustment through earnings over the remaining terms of the securities. No gain or loss was recognized at the time of reclassification. We consider the held-to-maturity classification to be more appropriate because we have the ability and the intent to hold these securities to maturity.

As a result of an ongoing valuation review of our investment securities portfolio, we recognized a pretax charge of approximately $38.8 million during the second quarter of 2008 for certain investment securities deemed to have other-than-temporary impairment (“OTTI”). These investments consisted of certain asset-backed CDOs, including structured asset-backed (“ABS”) CDOs, bank and insurance income notes, and trust preferred securities related to real estate investment trusts (“REITs”). The amount comprises the “Impairment losses on investment securities and valuation losses on securities purchased from Lockhart Funding” in the statement of income for the second quarter of 2008. Approximately $28.7 million of the amount resulted from write-downs of two ABS CDOs and one bank and insurance income note that were first deemed to have OTTI this quarter. The remaining $10.1 million resulted from write-downs of six REIT trust preferred CDOs and one bank and insurance income note for which OTTI had previously been recognized. OTTI was approximately $79.6 million for the first six months of 2008.

4.	OFF-BALANCE SHEET ARRANGEMENT

Zions Bank provides a liquidity facility for a fee to Lockhart Funding, LLC (“Lockhart”), an off-balance sheet qualifying special-purpose entity (“QSPE”) securities conduit. Lockhart was structured to purchase floating rate U.S. Government and AAA-rated securities with funds from the issuance of asset-backed commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee.

Pursuant to the Liquidity Agreement, Zions Bank is required to purchase nondefaulted securities from Lockhart to provide funds for Lockhart to repay maturing commercial paper upon Lockhart’s inability to

ZIONS BANCORPORATION AND SUBSIDIARIES

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

On June 23, 2008, Zions Bank purchased $787 million of securities and related accrued interest at book value from Lockhart. The purchase of these securities was required by the Liquidity Agreement when MBIA Inc., and the securities it insured, was downgraded below AA-. The purchases comprised the entire remaining small business loan securitizations created by Zions Bank and held by Lockhart. No gain or loss was recognized on these purchases. Upon dissolution of the securitization trusts (including $87 million of related securities owned by the Parent), Zions Bank recorded $897 million of loans on its balance sheet including $23 million of premium. See further discussion of the premium in Note 8.

The commitment of Zions Bank to Lockhart cannot exceed the book value of Lockhart’s securities portfolio, which was approximately $862 million at June 30, 2008. Lockhart is limited in size by program agreements, agreements with rating agencies, and the size of the liquidity facility. The book value of Lockhart’s remaining securities portfolio exceeded the fair value of the securities by approximately $65 million at June 30, 2008. During the first quarter of 2008, Zions Bank recorded valuation losses of approximately $5.2 million when it purchased certain securities from Lockhart.

As permitted by the governing documents, the Company has also purchased asset-backed commercial paper from Lockhart and held approximately $493 million on its balance sheet at June 30, 2008. The average amount of Lockhart commercial paper included in money market investments for the three months ended June 30, 2008 was approximately $1.1 billion. These purchases were made to provide liquidity to Lockhart due to ongoing contraction and disruptions in the asset-backed commercial paper markets. If at any given time the Company were to own more than 90% of Lockhart’s outstanding commercial paper (beneficial interest), Lockhart would cease to be a QSPE and the Company would be required to consolidate Lockhart in its financial statements.

5.	DEBT

During the second quarter of 2008, the Company issued a total of $166 million of one- and two-year senior medium-term notes at coupon rates ranging from 4.50% to 5.45%. Interest is payable semiannually. These unsecured notes were sold via Zions’ online auction process and direct sales. They were issued under the Company’s existing shelf registration with the Securities and Exchange Commission (“SEC”). Approximately $18 million of the proceeds was used to retire previous indebtedness of senior notes. The total amount of senior medium-term notes issued during the first six months of 2008 was $233 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

6.	SHAREHOLDERS' EQUITY

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized	Net
	gains (losses)	unrealized
	on investments,	gains (losses)	Pension
	retained interests	on derivative	and post-
	and other	instruments	retirement	Total
Six Months Ended June 30, 2008:

Balance, December 31, 2007	$(108,766)	$65,213	$(15,282)	$(58,835)
Cumulative effect of change in accounting
principle, adoption of SFAS 159	11,471			11,471
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses,
net of income tax benefit of $105,553	(170,402)			(170,402)
Foreign currency translation	1			1
Reclassification for net realized losses recorded in
operations, net of income tax benefit of $31,664	51,117			51,117
Net unrealized gains, net of reclassification
to operations of $23,362 and income
tax expense of $4,942		7,589		7,589
Pension and postretirement, net of income tax
expense of $477			734	734
Other comprehensive income (loss)	(119,284)	7,589	734	(110,961)
Balance, June 30, 2008	$(216,579)	$72,802	$(14,548)	$(158,325)

Six Months Ended June 30, 2007:

Balance, December 31, 2006	$(18,371)	$(41,716)	$(15,762)	$(75,849)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses,
net of income tax benefit of $9,707	(15,672)			(15,672)
Foreign currency translation	5			5
Reclassification for net realized gains recorded in
operations, net of income tax expense of $2,388	(3,854)			(3,854)
Net unrealized losses, net of reclassification
to operations of $(22,011) and income
tax benefit of $10,836		(17,470)		(17,470)
Other comprehensive loss	(19,521)	(17,470)	-	(36,991)
Balance, June 30, 2007	$(37,892)	$(59,186)	$(15,762)	$(112,840)
Total shares of common stock issued during the three months ended June 30, 2008 and 2007 were 442,475 and 556,325, and during the six months ended June 30, 2008 and 2007 were 463,057 and 4,110,032, respectively. Of these respective share amounts, 8,416 and 338,702, and 44,998 and 1,281,775 net shares were issued for the exercise of stock options, and 413,427 and 217,623, and 417,427 and 228,140 were issued as restricted stock.

On July 2, 2008, the Company completed a $46.7 million offering of 9.50% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock. The Company issued 46,949 shares in the form of 1,877,971 depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. Terms and conditions, except for the dividend amount, are generally similar to the existing issuance of Series A floating rate preferred stock described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The offering was sold via Zions’ online auction process and direct sales primarily by the Company’s broker/dealer subsidiary.

ZIONS BANCORPORATION AND SUBSIDIARIES

7.	INCOME TAXES

Income tax expense for the second quarter of 2008 included a benefit of $5.9 million from a settlement with governmental authorities that allowed the Company to reduce its liability and related interest for uncertain tax positions under the provisions of FIN 48.

8.	FAIR VALUE

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

Level 1 – Quoted prices in active markets for identical assets or liabilities; includes certain U.S. Treasury and other U.S. Government and agency securities actively traded in over-the-counter markets; certain securities sold, not yet purchased; and certain derivatives.

Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency securities; certain CDO securities; corporate debt securities; certain private equity investments; certain securities sold, not yet purchased; and certain derivatives.

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data. This category generally includes certain CDO securities, certain private equity investments, and retained interests from securitizations.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company has valued certain REIT and ABS CDOs using models provided by third party vendors. The models utilized relevant data assumptions to value these CDO securities and were evaluated by the Company to determine if the models appropriately calculated values. These assumptions included but were not limited to probability of default, collateral recovery rates, discount rates, over-collateralization levels, market indices such as ABX, and rating transition probability matrices from rating agencies. The model prices obtained from third party services were evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data which included third party and internal model results and valuations. The Company’s decision to use Level 3 model pricing for certain CDOs was made due to continued trading contraction of these securities and the lack of observable market inputs to value such securities.

Available-for-sale and trading investment securities are fair valued under Level 1 using quoted market prices when available for identical securities. When quoted prices are not available, fair values are determined under Level 2 using quoted prices for similar securities or independent pricing services that incorporate observable market data when possible. Available-for-sale securities include certain CDOs that consist of trust preferred securities related to banks and insurance companies and to REITs. Where possible, the fair value of these CDOs is priced under Level 2 using a whole market price quote method that incorporates matrix pricing and uses the prices of securities of similar type and rating to value comparable securities held by the Company. This method is described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. If sufficient information is not available for matrix pricing, fair value is determined under Level 3 using nonbinding single dealer quotes or model pricing as discussed in the preceding paragraph.

Private equity investments valued under Level 2 on a recurring basis are investments in partnerships that invest in financial institutions. Fair values are determined from net asset values provided by the partnerships. Private equity investments valued under Level 3 on a nonrecurring basis are recorded initially at acquisition cost, which is considered the best indication of fair value unless there have been significant subsequent positive or negative developments that justify an adjustment in the fair value estimate. Subsequent adjustments to recorded amounts are based as necessary on current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors.

ZIONS BANCORPORATION AND SUBSIDIARIES

Retained interests from securitizations are fair valued under Level 3 based on the modeling techniques previously described. The assumptions used in the models are evaluated quarterly.

Derivatives are fair valued primarily under Level 2 using third party services. Observable market inputs include yield curves, option volatilities, counterparty credit risk, and other related data. Certain foreign exchange derivatives have been fair valued under Level 1 because they are traded in active markets. Amounts disclosed in the following table are net of the cash collateral offsets pursuant to the guidance of FSP FIN 39-1, as discussed in Note 2.

Securities sold, not yet purchased are fair valued under Level 1 when quoted prices are available for the securities involved. Those under Level 2 are fair valued similar to trading account investment securities.

Assets and liabilities measured at fair value on a recurring basis, including those elected under SFAS 159, are summarized as follows at June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3		Total
ASSETS
Investment securities:
Available-for-sale	$114,809	$2,520,605	$182,268		$2,817,682
Trading account		45,946	5,724	(1)	51,670
Other noninterest-bearing investments:
Private equity		24,217			24,217
Other assets:
Derivatives	7,099	432,894			439,993
	$121,908	$3,023,662	$187,992		$3,333,562

LIABILITIES
Securities sold, not yet purchased	$18,461	$27,915			$46,376
Other liabilities:
Derivatives	7,425	140,871			148,296
Other			$292		292
	$25,886	$168,786	$292		$194,964

(1) Elected under SFAS 159 for fair value option, as discussed subsequently.

The following reconciles the beginning and ending balances of assets and liabilities for the three- and six-month periods ended June 30, 2008 that are measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Level 3 Instruments
	Three Months Ended June 30, 2008
	Investment securities		Retained
	Available-	Trading	interests from	Other
	for-sale	account (1)	securitizations (1)	liabilities

Balance at March 31, 2008	$587,193	$5,767	$38,788	$(23)
Total net gains (losses) included in:
Statement of income (2):
Fair value and nonhedge derivative income (loss)		(43)	(3,822)
Impairment losses on available-for sale securities	(26,448)
Other noninterest expense				731
Other comprehensive income (loss)	7,000
Proceeds from ESOARS auction				(1,000)
Fair value of available-for-sale securities
transferred to held-to-maturity	(200,873)
Purchases, sales, issuances, and settlements, net	(3,425)		(8,231)
Net transfers in (out)	(181,179)	-	(26,735)	-
Balance at June 30, 2008	$182,268	$5,724	$-	$(292)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Six Months Ended June 30, 2008
	Investment securities		Retained
	Available-	Trading	interests from	Other
	for-sale	account (1)	securitizations (1)	liabilities

Balance at January 1, 2008	$337,338	$8,100	$42,426	$(44)
Total net gains (losses) included in:
Statement of income (2):
Fair value and nonhedge derivative income (loss)		(2,376)	(2,098)
Impairment losses on available-for sale securities
and valuation losses on securities purchased
from Lockhart Funding	(68,026)
Other noninterest expense				752
Other comprehensive income (loss)	(66,131)
Proceeds from ESOARS auction				(1,000)
Fair value of available-for-sale securities
transferred to held-to-maturity	(200,873)
Purchases, sales, issuances, and settlements, net	(1,670)		(13,593)
Net transfers in (out)	181,630	-	(26,735)	-
Balance at June 30, 2008	$182,268	$5,724	$-	$(292)

(1) Elected under SFAS 159 for fair value option, as discussed subsequently.
(2) Amounts are all unrealized.

Assets measured at fair value on a nonrecurring basis are summarized as follows (in thousands):

					Gains (losses) from fair value changes
	Fair value at June 30, 2008				Three months ended	Six months ended
	Level 1	Level 2	Level 3	Total	June 30, 2008	June 30, 2008
ASSETS
Loans held for sale		$19,861		$19,861	$191	$6
Impaired loans		135,626		135,626	(27,997)	(41,533)
Other noninterest-bearing
investments:
Private equity			$86,090	86,090	(7,778)	(7,048)
Other real estate owned		6,378		6,378	(1,503)	(2,292)
	$-	$161,865	$86,090	$247,955	$(37,087)	$(50,867)

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

Fair Value Option
SFAS 159 allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The option may be applied instrument by instrument, but is on an irrevocable basis. As of January 1, 2008, the Company elected the fair value option for one available-for-sale REIT trust preferred CDO security and three retained interests

ZIONS BANCORPORATION AND SUBSIDIARIES

on selected small business loan securitizations. The cumulative effect of adopting SFAS 159 decreased retained earnings at January 1, 2008 by approximately $11.5 million.

The REIT trust preferred CDO was selected as part of a directional hedging program to hedge the credit exposure the Company has to homebuilders in its REIT CDO portfolio. This allows the Company to avoid complex hedge accounting provisions associated with the implemented hedging program. Management selected this security because it had the most exposure to the homebuilder market compared to the other REIT CDOs in the Company’s portfolio, both in dollar amount and as a percentage, and was therefore considered the most suitable for hedging.

The retained interests were selected to more appropriately reflect their fair value and to account for increases and decreases in their fair value through earnings. Net decreases in fair value of approximately $2.1 million from January 1, 2008 through June 23, 2008 were recognized in fair value and nonhedge derivative income (loss) in the statement of income. However as discussed in Note 4, on June 23, 2008, Zions Bank purchased securities from Lockhart that comprised the entire remaining small business loan securitizations created by Zions Bank and held by Lockhart. These retained interests related to the securities purchased and, as part of the purchase transaction, were included with the $23 million premium amount recorded with the loan balances at Zions Bank.

9.	GUARANTEES AND COMMITMENTS

The following are guarantees issued by the Company (in thousands):

	June 30,	December 31,
	2008	2007
Standby letters of credit:
Financial	$1,350,755	$1,317,304
Performance	320,869	351,150
	$1,671,624	$1,668,454

The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 contains further information on these letters of credit including their terms and collateral requirements. At June 30, 2008, the carrying value recorded by the Company as a liability for these guarantees was $5.9 million.

As of June 30, 2008, the Parent has guaranteed approximately $300.4 million of debt primarily issued by affiliated trusts issuing trust preferred securities.

During the first quarter of 2008, the Company’s subsidiary banks recorded an aggregate pretax cash gain of approximately $12.4 million from the partial redemption of their equity interests in Visa Inc. The redemption approximated 39% of the subsidiary banks’ equity interests and was included in “Equity securities gains (losses), net” in the statement of income for the six months ended June 30, 2008. Also during the first quarter of 2008, the Company reversed approximately $5.6 million of the $8.1 million accrual established during the fourth quarter of 2007 for indemnification liabilities related to certain Visa litigation. The effect of this reversal is included in other noninterest expense in the statement of income for the six months ended June 30, 2008. In accordance with generally accepted accounting principles and recent guidance from the SEC, the Company’s subsidiary banks have not recognized any value for their remaining investment in Visa.

See Note 4 for a discussion of Zions Bank’s commitment to Lockhart.

ZIONS BANCORPORATION AND SUBSIDIARIES

10.	RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans (in thousands):

			Supplemental						Supplemental
			retirement		Postretirement				retirement		Postretirement
	Pension benefits		benefits		benefits		Pension benefits		benefits		benefits
	Three Months Ended June 30,						Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$95	$122	$-	$-	$64	$27	$202	$243	$-	$-	$92	$53
Interest cost	2,095	2,121	187	177	207	82	4,440	4,243	357	355	288	158
Expected return on plan assets	(2,671)	(2,899)					(5,661)	(5,798)
Amortization of prior service
cost (credit)			43	31	(162)				74	62	(162)
Amortization of transition liability				4						8
Settlement gain					(2,973)						(2,973)
Amortization of net actuarial
(gain) loss	231	255	(5)	(3)	(235)	(69)	489	510	(12)	(6)	(290)	(134)
Net periodic benefit cost (credit)	$(250)	$(401)	$225	$209	$(3,099)	$40	$(530)	$(802)	$419	$419	$(3,045)	$77

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan. The settlement gain resulted from the Company’s curtailment of coverage effective June 1, 2008 for certain participants in the postretirement benefit plan and was accounted for in accordance with applicable accounting standards.

11.	OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of June 30, 2008, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 114 branches in Utah and 25 branches in Idaho. CB&T operates 90 branches in California. Amegy operates 86 branches in Texas. NBA operates 77 branches in Arizona. NSB operates 71 branches in Nevada. Vectra operates 40 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. In addition, as of June 30, 2008, Zions Bank, CB&T, Amegy, NBA, Vectra, and TCBW each operate a foreign branch in the Grand Cayman Islands. NSB has an application pending to open a foreign branch. The operating segment identified as “Other” includes the Parent, Zions Management Services Company (“ZMSC”), certain nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO, and eliminations of transactions between segments.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended June 30, 2008 and 2007:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

CONDENSED INCOME STATEMENT
Net interest income	$166.5	$135.7	$101.2	$109.8	$89.4	$81.0	$57.8	$64.5	$40.2	$47.0
Provision for loan losses	43.5	3.0	19.4	4.0	8.3	5.7	23.3	3.6	13.3	1.2
Net interest income after
provision for loan losses	123.0	132.7	81.8	105.8	81.1	75.3	34.5	60.9	26.9	45.8
Impairment losses on investment
securities	(12.3)	-	-	-	-	-	-	-	-	-
Other noninterest income	40.1	63.5	18.6	19.1	36.4	31.1	7.6	8.3	9.2	8.5
Noninterest expense	114.3	112.8	59.0	58.7	74.7	74.5	33.7	36.0	29.9	27.0
Income (loss) before income taxes
and minority interest	36.5	83.4	41.4	66.2	42.8	31.9	8.4	33.2	6.2	27.3
Income tax expense (benefit)	10.6	28.3	16.3	26.5	14.1	9.8	3.4	13.0	2.1	9.6
Minority interest	-	-	-	-	-	-	-	-	-	-
Net income (loss)	25.9	55.1	25.1	39.7	28.7	22.1	5.0	20.2	4.1	17.7
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-
Net earnings applicable to
common shareholders	$25.9	$55.1	$25.1	$39.7	$28.7	$22.1	$5.0	$20.2	$4.1	$17.7

AVERAGE BALANCE SHEET DATA
Total assets	$18,892	$15,444	$10,176	$10,102	$11,933	$9,934	$5,270	$5,474	$3,821	$3,859
Total loans and leases	13,856	11,389	7,869	7,871	8,388	6,698	4,493	4,667	3,205	3,207
Total deposits	11,489	11,262	8,024	8,142	8,245	7,029	3,900	4,355	3,242	3,327
Shareholder’s equity:
Preferred equity	-	-	-	-	-	-	-	-	-	-
Common equity	1,055	997	1,055	1,111	1,982	1,834	591	613	298	263
Total shareholder’s equity	1,055	997	1,055	1,111	1,982	1,834	591	613	298	263

							Consolidated
(In millions)	Vectra		TCBW		Other		Company
	2008	2007	2008	2007	2008	2007	2008	2007

CONDENSED INCOME STATEMENT
Net interest income	$26.6	$23.5	$8.1	$8.6	$(5.1)	$(0.8)	$484.7	$469.3
Provision for loan losses	6.0	0.2	-	-	0.4	0.1	114.2	17.8
Net interest income after
provision for loan losses	20.6	23.3	8.1	8.6	(5.5)	(0.9)	370.5	451.5
Impairment losses on investment
securities	-	-	-	-	(26.5)	-	(38.8)	-
Other noninterest income	6.9	6.9	0.7	0.4	(8.4)	3.6	111.1	141.4
Noninterest expense	22.3	20.9	3.5	3.5	17.0	14.2	354.4	347.6
Income (loss) before income taxes
and minority interest	5.2	9.3	5.3	5.5	(57.4)	(11.5)	88.4	245.3
Income tax expense (benefit)	1.8	3.4	1.8	1.8	(28.1)	(6.3)	22.0	86.1
Minority interest	-	-	-	-	(5.7)	-	(5.7)	-
Net income (loss)	3.4	5.9	3.5	3.7	(23.6)	(5.2)	72.1	159.2
Preferred stock dividend	-	-	-	-	2.4	3.6	2.4	3.6
Net earnings applicable to
common shareholders	$3.4	$5.9	$3.5	$3.7	$(26.0)	$(8.8)	$69.7	$155.6

AVERAGE BALANCE SHEET DATA
Total assets	$2,745	$2,410	$917	$821	$(461)	$(122)	$53,293	$47,922
Total loans and leases	2,039	1,769	555	462	107	80	40,512	36,143
Total deposits	1,743	1,711	569	509	(438)	(371)	36,774	35,964
Shareholder’s equity:
Preferred equity	-	-	-	-	240	240	240	240
Common equity	333	314	68	58	(312)	(197)	5,070	4,993
Total shareholder’s equity	333	314	68	58	(72)	43	5,310	5,233

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the six months ended June 30, 2008 and 2007:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

CONDENSED INCOME STATEMENT
Net interest income	$328.7	$262.7	$201.0	$220.2	$177.3	$158.4	$115.6	$127.8	$80.9	$94.8
Provision for loan losses	74.1	8.5	43.9	5.0	18.7	7.1	42.8	3.5	17.8	3.0
Net interest income after
provision for loan losses	254.6	254.2	157.1	215.2	158.6	151.3	72.8	124.3	63.1	91.8
Impairment losses on investment
securities and valuation losses
on securities purchased from
Lockhart Funding	(17.5)	-	-	-	-	-	-	-	-	-
Other noninterest income	112.9	130.4	41.0	42.5	73.0	61.1	16.0	16.3	22.0	16.4
Noninterest expense	226.1	221.1	120.1	118.0	152.0	148.5	67.4	74.6	58.2	55.5
Income (loss) before income taxes
and minority interest	123.9	163.5	78.0	139.7	79.6	63.9	21.4	66.0	26.9	52.7
Income tax expense (benefit)	40.7	55.2	30.6	57.9	26.0	20.8	8.4	25.8	9.3	18.4
Minority interest	-	0.3	-	-	0.3	0.1	-	-	-	-
Net income (loss)	83.2	108.0	47.4	81.8	53.3	43.0	13.0	40.2	17.6	34.3
Preferred stock dividend	-	-	-	-	-	-	-	-	-	-
Net earnings applicable to
common shareholders	$83.2	$108.0	$47.4	$81.8	$53.3	$43.0	$13.0	$40.2	$17.6	$34.3

AVERAGE BALANCE SHEET DATA
Total assets	$18,756	$15,292	$10,172	$10,180	$11,836	$9,986	$5,296	$5,419	$3,865	$3,872
Total loans and leases	13,542	11,145	7,838	7,933	8,223	6,591	4,509	4,622	3,212	3,205
Total deposits	11,393	11,047	8,007	8,158	8,189	6,947	3,882	4,314	3,266	3,350
Shareholder’s equity:
Preferred equity	-	-	-	-	-	-	-	-	-	-
Common equity	1,060	992	1,063	1,110	1,969	1,824	592	580	287	265
Total shareholder’s equity	1,060	992	1,063	1,110	1,969	1,824	592	580	287	265

							Consolidated
(In millions)	Vectra		TCBW		Other		Company
	2008	2007	2008	2007	2008	2007	2008	2007

CONDENSED INCOME STATEMENT
Net interest income	$52.8	$46.5	$16.5	$16.8	$(1.6)	$(0.8)	$971.2	$926.4
Provision for loan losses	8.2	(0.3)	0.4	-	0.6	0.1	206.5	26.9
Net interest income after
provision for loan losses	44.6	46.8	16.1	16.8	(2.2)	(0.9)	764.7	899.5
Impairment losses on investment
securities and valuation losses
on securities purchased from
Lockhart Funding	-	-	-	-	(67.3)	-	(84.8)	-
Other noninterest income	13.8	12.9	1.3	0.9	(11.9)	6.3	268.1	286.8
Noninterest expense	44.4	42.6	7.2	7.2	29.1	32.1	704.5	699.6
Income (loss) before income taxes
and minority interest	14.0	17.1	10.2	10.5	(110.5)	(26.7)	243.5	486.7
Income tax expense (benefit)	5.0	6.2	3.4	3.4	(51.5)	(12.8)	71.9	174.9
Minority interest	-	-	-	-	(7.6)	(1.1)	(7.3)	(0.7)
Net income (loss)	9.0	10.9	6.8	7.1	(51.4)	(12.8)	178.9	312.5
Preferred stock dividend	-	-	-	-	4.9	7.2	4.9	7.2
Net earnings applicable to
common shareholders	$9.0	$10.9	$6.8	$7.1	$(56.3)	$(20.0)	$174.0	$305.3

AVERAGE BALANCE SHEET DATA
Total assets	$2,743	$2,398	$919	$799	$(483)	$(192)	$53,104	$47,754
Total loans and leases	2,028	1,749	536	447	94	85	39,982	35,777
Total deposits	1,732	1,698	588	488	(373)	(427)	36,684	35,575
Shareholder’s equity:
Preferred equity	-	-	-	-	240	240	240	240
Common equity	334	313	68	57	(275)	(167)	5,098	4,974
Total shareholder’s equity	334	313	68	57	(35)	73	5,338	5,214

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS
(Unaudited)

	Three Months Ended			Six Months Ended
(In thousands, except per share and ratio data)	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
EARNINGS
Taxable-equivalent net interest income	$490,587	$476,060	3.05%	$983,124	$939,781	4.61%
Taxable-equivalent revenue	562,959	617,401	(8.82)%	1,166,496	1,226,536	(4.90)%
Net interest income	484,743	469,347	3.28%	971,201	926,430	4.83%
Noninterest income	72,372	141,341	(48.80)%	183,372	286,755	(36.05)%
Provision for loan losses	114,192	17,763	542.86%	206,474	26,874	668.30%
Noninterest expense	354,417	347,612	1.96%	704,520	699,591	0.70%
Income before income taxes and minority interest	88,506	245,313	(63.92)%	243,579	486,720	(49.96)%
Income taxes	22,037	86,065	(74.39)%	71,933	174,919	(58.88)%
Minority interest	(5,729)	34	nm	(7,301)	(671)	988.08%
Net income	72,198	159,214	(54.65)%	178,947	312,472	(42.73)%
Net earnings applicable to common shareholders	69,744	155,607	(55.18)%	174,040	305,262	(42.99)%

PER COMMON SHARE
Net earnings (diluted)	0.65	1.43	(54.55)%	1.63	2.78	(41.37)%
Dividends	0.43	0.43	-	0.86	0.82	4.88%
Book value per common share				46.82	46.14	1.47%

SELECTED RATIOS
Return on average assets	0.54%	1.33%		0.68%	1.32%
Return on average common equity	5.53%	12.50%		6.86%	12.38%
Efficiency ratio	62.96%	56.30%		60.40%	57.04%
Net interest margin	4.18%	4.53%		4.20%	4.52%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)
(Unaudited)

	Three Months Ended			Six Months Ended
(In thousands, except share and ratio data)	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
AVERAGE BALANCES
Total assets	$53,293,375	$47,921,787	11.21%	$53,103,599	$47,754,384	11.20%
Total interest-earning assets	47,202,577	42,151,667	11.98%	47,028,006	41,924,964	12.17%
Securities	4,866,421	5,426,896	(10.33)%	5,103,854	5,611,351	(9.04)%
Net loans and leases	40,512,249	36,142,957	12.09%	39,982,279	35,776,561	11.76%
Goodwill	2,009,517	2,012,270	(0.14)%	2,009,497	1,998,096	0.57%
Core deposit and other intangibles	137,675	188,843	(27.10)%	142,019	191,469	(25.83)%
Total deposits	36,774,214	35,964,203	2.25%	36,684,444	35,575,016	3.12%
Core deposits (1)	32,429,773	30,873,001	5.04%	32,281,560	30,617,110	5.44%
Minority interest	27,244	35,009	(22.18)%	28,960	37,859	(23.51)%
Shareholders' equity:
Preferred equity	240,000	240,000	-	240,000	240,000	-
Common equity	5,070,047	4,993,383	1.54%	5,098,334	4,973,999	2.50%

Weighted average common and common-
equivalent shares outstanding	106,711,948	109,123,735	(2.21)%	106,719,923	109,638,577	(2.66)%

AT PERIOD END
Total assets				$54,630,883	$48,691,445	12.20%
Total interest-earning assets				47,920,419	42,721,118	12.17%
Securities				4,784,185	5,289,180	(9.55)%
Net loans and leases				41,872,977	36,788,205	13.82%
Sold loans being serviced (2)				513,623	2,201,897	(76.67)%
Allowance for loan losses				548,958	380,295	44.35%
Reserve for unfunded lending commitments				26,838	21,222	26.46%
Goodwill				2,009,511	2,013,314	(0.19)%
Core deposit and other intangibles				132,481	180,867	(26.75)%
Total deposits				37,607,995	36,185,572	3.93%
Core deposits (1)				33,505,626	31,303,578	7.03%
Minority interest				25,528	32,094	(20.46)%
Shareholders' equity:
Preferred equity				240,000	240,000	-
Common equity				5,033,530	4,984,702	0.98%

Common shares outstanding				107,518,975	108,034,079	(0.48)%

Average equity to average assets	9.96%	10.92%		10.05%	10.92%
Common dividend payout	66.23%	29.88%		52.98%	29.24%
Tangible equity ratio				5.97%	6.52%
Nonperforming assets				$697,432	$95,398	631.08%
Accruing loans past due 90 days or more				108,934	47,782	127.98%
Nonperforming assets to net loans and leases
and other real estate owned at period end				1.66%	0.26%

(1)	Amount consists of total deposits excluding time deposits $100,000 and over.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

FORWARD-LOOKING INFORMATION

Statements in Management’s Discussion and Analysis that are based on other than historical data are forward-looking, within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Zions Bancorporation (“the Parent”) and its subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”);

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

Level 1 – Quoted prices in active markets for identical assets or liabilities; includes certain U.S. Treasury and other U.S. Government and agency securities actively traded in over-the-counter markets; certain securities sold, not yet purchased; and certain derivatives.

Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency securities; certain collateralized debt obligations (“CDO”) securities; corporate debt securities; certain private equity investments; certain securities sold, not yet purchased; and certain derivatives.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company engaged third party pricing services to model securities that currently have insufficient observable market data available to directly determine prices. The Company reviewed the methodologies employed by third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions. These assumptions included, but were not limited to, collateral recovery rates, discount rates, over-collateralization levels, and probability of default. Model results are also evaluated for reasonableness through comparison to other available data which included third party and internal models and valuations.

At June 30, 2008, approximately 6.1% of total assets, or $3.3 billion, consisted of financial instruments recorded at fair value on a recurring basis. Approximately 94.4% or $3.1 billion of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. Approximately 5.6% or $188 million of these financial assets are measured using model-based techniques or nonbinding single dealer quotes, both of which constitute Level 3 measurements. At June 30, 2008, approximately 0.4% of total liabilities, or $195 million, consisted of financial instruments recorded at fair value on a recurring basis. At June 30, 2008, approximately 0.4% of total assets, or $244 million of financial assets were valued on a nonrecurring basis. Of the $244 million of assets valued on a nonrecurring basis, approximately $158 million were valued at Level 2 and $86 million were valued at Level 3.

During both the first and second quarters of 2008, observable market trading data for certain CDO securities ceased to be available to the Company to use a Level 2 pricing method that had been used in prior quarters. The lack of observable market trading data required the Company to use a Level 3 pricing methodology as described above.

Total available-for-sale securities valued at Level 3 were $182 million at June 30, 2008. In aggregate, the value of the Level 3 available-for-sale securities would be significantly impacted if model inputs such as timing of cash flows, probability of default, collateral performance and discount rates were to change. A range of value estimates is not provided because all Level 3 available-for-sale securities were valued by third party vendors, which provided point estimates.

See “Investments Securities Portfolio” for additional information on asset-backed securities.

SFAS 159 allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The option may be applied instrument by instrument, but is on an irrevocable basis. On January 1, 2008, the Company applied the fair value option to one available-for-sale real estate investment trust (“REIT”) trust preferred CDO security and three retained interests on selected small business loan securitizations. The REIT CDO and retained interests were valued using Level 3 models. The cumulative effect of adopting SFAS 159 reduced the beginning balance of retained earnings at January 1, 2008 by approximately $11.5 million, comprised of a decrease of $11.7 million for the REIT CDO and an increase of $0.2 million for the three retained interests. During the second quarter of 2008, the net change in fair value of these instruments decreased pretax earnings by approximately $3.9 million, consisting of $0.1 million for the REIT CDO and $3.8 million for the retained interests. During the first six months of 2008, the net change in fair value decreased pretax earnings by approximately $4.5 million, consisting of a $2.4 million for the REIT CDO security and $2.1 million for the retained interests. These adjustments to fair value are included in fair value and nonhedge derivative income (loss) in the statement of income.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company elected the fair value option for the REIT CDO security as part of a directional hedging program in an effort to hedge the credit exposure the Company has to homebuilders in its REIT CDO portfolio. Management selected this security because it had the most exposure to the homebuilder market compared to the other REIT CDO securities in the Company’s portfolio, both in dollar amount and as a percentage, and was therefore considered the most suitable for hedging. The fair value option adoption for the REIT CDO allows the Company to avoid the complex hedge accounting provisions under SFAS No. 133, Accounting for Derivatives, associated with the implemented hedging program.

On June 23, 2008, Zions Bank purchased $787 million of securities from Lockhart, which comprised the entire remaining small business loan securitizations created by Zions Bank and held by Lockhart. As a result, the three small business securitization retained interests elected under the fair value option were included in this transaction and were part of the premium amount recorded with the loan balances at Zions Bank. See “Off-Balance Sheet Arrangement” for further discussion of these securities purchased.

Valuation of Collateralized Debt Obligations Available-for-Sale Securities
During the second quarter of 2008, the Company valued certain REIT and structured Asset-Backed Securities (“ABS”) CDOs using models provided by third party vendors. The models utilized relevant data assumptions to value these CDO securities and were evaluated by the Company to determine if the models appropriately calculated values. These assumptions included but were not limited to probability of default, collateral recovery rates, discount rates, over collateralization levels, market indices such as ABX and rating transition probability matrices from rating agencies. The model prices obtained from third party services were evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data which included third party and internal model results and valuations. The Company’s decision to use Level 3 model pricing for certain CDOs was made due to continued trading contraction of these securities and the lack of observable market inputs to value such securities.

Certain other CDOs were priced by nonbinding single dealer quotes considered to be consistent with Level 3 valuation standards. The Company continues to utilize a whole market price quote method for other CDOs as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

See Note 8 of the Notes to Consolidated Financial Statements and “Investment Securities Portfolio” for further information.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

In instances where required by U.S. GAAP, the Company uses discount rates in its determination of the fair value of residual interests from loan securitizations. At June 30, 2008 residual interests from securitizations were $26 million. Discount rates used are those considered to be commensurate with the risks involved. A change in these discount rates could increase or decrease the values of those assets and liabilities. The Company provided disclosure of the key economic assumptions used to measure residual interests and a sensitivity analysis to these assumption changes in Note 6, “Asset Securitizations,” in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2007.

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

Estimates of fair value are also required when performing an impairment analysis of long-lived assets, goodwill, and core deposit and other intangible assets. The Company reviews goodwill for impairment at the reporting unit level on an annual basis, or more often if events or circumstances indicate the carrying value may not be recoverable. The goodwill impairment test compares the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit’s goodwill exceeds its fair value an additional analysis must be performed to determine the amount, if any, by which goodwill is impaired. In determining the fair value of the Company’s reporting units, management uses discounted cash flow models which require assumptions about growth rates of the reporting units and the cost of equity. To the extent that adequate data is available, other valuation techniques relying on market data may be incorporated into the estimate of a reporting unit’s fair value. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the amount that is most representative of fair value. For long-lived assets and intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds its fair value. In determining the fair value, management uses models which require assumptions about growth rates, the life of the asset, and/or the fair value of the assets. The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

RESULTS OF OPERATIONS

The Company reported net earnings applicable to common shareholders of $69.7 million or $0.65 per diluted share for the second quarter of 2008 compared with $155.6 million or $1.43 per diluted share for the second quarter of 2007. The decrease is mainly due to a $96.4 million increase in the provision for loan losses, an $18.0 million decrease in the fair value and interest on nonhedge derivatives due to decreasing spreads between the London Interbank Offer Rate (“LIBOR”) and prime rates, and $38.8 million of impairment losses on investment securities recognized during the second quarter of 2008.

The annualized return on average assets was 0.54% for the second quarter of 2008 and 1.33% for the second quarter of 2007. For the same comparative periods, the annualized return on average common equity was 5.53% compared to 12.50%. The efficiency ratio for the second quarter of 2008 was 63.0% compared to 56.3% for the second quarter of 2007.

ZIONS BANCORPORATION AND SUBSIDIARIES

Net earnings applicable to common shareholders for the first six months of 2008 were $174.0 million or $1.63 per diluted share, compared to $305.3 million or $2.78 per diluted share for the first six months of 2007. The decrease reflects a $179.6 million increase in the provision for loan losses and $84.8 million of impairment losses on investment securities and valuation losses on securities purchased from Lockhart.

The annualized return on average assets was 0.68% for the first six months of 2008 compared to 1.32% for the first six months of 2007. For the same comparative periods, the annualized return on average common equity was 6.86% compared to 12.38%. The efficiency ratio for the first six months of 2008 was 60.4% compared to 57.0% for the same period in 2007.

Net Interest Income, Margin and Interest Rate Spreads
Taxable-equivalent net interest income for the second quarter of 2008 increased 3.1% to $490.6 million compared with $476.1 million for the comparable period of 2007. This growth reflects the significant increase in earning assets driven by strong loan growth over much of 2007 and 2008. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

The Company’s net interest margin was 4.18% for the second quarter of 2008 compared to 4.23% for the first quarter of 2008 and 4.53% for second quarter of 2007. The margin decrease for the second quarter of 2008 compared to the first quarter of 2008 was primarily driven by the increase in nonperforming assets during the quarter. The margin decrease for the second quarter of 2008 compared to the second quarter of 2007 resulted from a decline in noninterest-bearing demand deposits, increased reliance on nondeposit borrowings to fund loan growth and asset-backed commercial paper purchased from Lockhart, and also from increased nonperforming assets. We expect that the net interest margin may continue to be under pressure in the next few quarters due to the persistence of these factors.

During the second quarter of 2008, the Federal Reserve lowered the federal funds rate by 25 basis points. This decrease had a rapid impact on loans tied to LIBOR and the prime rate, however this impact was partially mitigated by the Company’s hedging program. Although deposit rates did decline during the second quarter, competitive pressures on deposit rates may impede our ability to similarly reprice deposits in the future, which may have a negative impact on the net interest margin during future quarters in 2008. See “Interest Rate Risk” for further information.

The spread on average interest-bearing funds for the second quarter of 2008 was 3.71%, which increased from 3.61% for the first quarter of 2008 and 3.62% for the second quarter of 2007. During the second quarter of 2008 the spread on average interest-bearing funds benefited from improved loan spreads on newly originated and renewed loans and more favorable deposit pricing.

The Company expects to continue its efforts over the long run to maintain a slightly “asset-sensitive” position with regard to interest rate risk. Our estimates of the Company’s actual rate risk position is highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
(In thousands)	Average	Amount of	Average	Average	Amount of	Average
	balance	interest (1)	rate	balance	interest (1)	rate
ASSETS
Money market investments	$1,823,907	$12,313	2.72%	$581,814	$7,756	5.35%
Securities:
Held-to-maturity	1,532,818	25,305	6.64%	666,283	11,644	7.01%
Available-for-sale	3,295,056	37,936	4.63%	4,707,154	67,514	5.75%
Trading account	38,547	159	1.66%	53,459	766	5.75%
Total securities	4,866,421	63,400	5.24%	5,426,896	79,924	5.91%

Loans:
Loans held for sale	186,592	2,699	5.82%	254,693	4,322	6.81%
Net loans and leases (2)	40,325,657	650,364	6.49%	35,888,264	704,325	7.87%
Total loans and leases	40,512,249	653,063	6.48%	36,142,957	708,647	7.86%
Total interest-earning assets	47,202,577	728,776	6.21%	42,151,667	796,327	7.58%
Cash and due from banks	1,320,584			1,494,407
Allowance for loan losses	(516,908)			(375,388)
Goodwill	2,009,517			2,012,270
Core deposit and other intangibles	137,675			188,843
Other assets	3,139,930			2,449,988
Total assets	$53,293,375			$47,921,787

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,651,117	8,776	0.76%	$4,511,110	10,179	0.91%
Money market	10,752,743	54,707	2.05%	10,245,788	88,578	3.47%
Internet money market	2,200,695	16,661	3.04%	1,484,748	18,538	5.01%
Time under $100,000	2,513,620	23,276	3.72%	2,518,631	27,382	4.36%
Time $100,000 and over	4,344,441	40,462	3.75%	5,091,202	61,864	4.87%
Foreign	3,254,872	19,722	2.44%	2,561,459	31,199	4.89%
Total interest-bearing deposits	27,717,488	163,604	2.37%	26,412,938	237,740	3.61%
Borrowed funds:
Securities sold, not yet purchased	33,299	414	5.00%	18,426	227	4.94%
Federal funds purchased and security
repurchase agreements	2,999,084	14,569	1.95%	2,962,417	35,378	4.79%
Commercial paper	148,946	1,222	3.30%	194,134	2,647	5.47%
FHLB advances and other borrowings:
One year or less	4,701,020	27,050	2.31%	384,648	5,117	5.34%
Over one year	129,079	1,840	5.73%	129,147	1,853	5.75%
Long-term debt	2,632,660	29,490	4.51%	2,366,050	37,305	6.32%
Total borrowed funds	10,644,088	74,585	2.82%	6,054,822	82,527	5.47%
Total interest-bearing liabilities	38,361,576	238,189	2.50%	32,467,760	320,267	3.96%
Noninterest-bearing deposits	9,056,726			9,551,265
Other liabilities	537,782			634,370
Total liabilities	47,956,084			42,653,395
Minority interest	27,244			35,009
Shareholders' equity:
Preferred equity	240,000			240,000
Common equity	5,070,047			4,993,383
Total shareholders' equity	5,310,047			5,233,383
Total liabilities and shareholders' equity	$53,293,375			$47,921,787

Spread on average interest-bearing funds			3.71%			3.62%
Taxable-equivalent net interest income and
net yield on interest-earning assets		$490,587	4.18%		$476,060	4.53%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (Continued)
(Unaudited)

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
(In thousands)	Average	Amount of	Average	Average	Amount of	Average
	balance	interest (1)	rate	balance	interest (1)	rate
ASSETS
Money market investments	$1,941,873	$31,341	3.25%	$537,052	$14,098	5.29%
Securities:
Held-to-maturity	1,116,560	37,651	6.78%	667,690	23,218	7.01%
Available-for-sale	3,947,157	103,203	5.26%	4,870,033	139,803	5.79%
Trading account	40,137	840	4.21%	73,628	1,958	5.36%
Total securities	5,103,854	141,694	5.58%	5,611,351	164,979	5.93%

Loans:
Loans held for sale	200,545	5,716	5.73%	251,959	8,197	6.56%
Net loans and leases (2)	39,781,734	1,346,219	6.81%	35,524,602	1,386,142	7.87%
Total loans and leases	39,982,279	1,351,935	6.80%	35,776,561	1,394,339	7.86%
Total interest-earning assets	47,028,006	1,524,970	6.52%	41,924,964	1,573,416	7.57%
Cash and due from banks	1,368,970			1,539,549
Allowance for loan losses	(496,761)			(375,060)
Goodwill	2,009,497			1,998,096
Core deposit and other intangibles	142,019			191,469
Other assets	3,051,868			2,475,366
Total assets	$53,103,599			$47,754,384

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,585,133	19,245	0.84%	$4,510,711	20,239	0.90%
Money market	10,652,521	127,027	2.40%	10,246,270	174,829	3.44%
Internet money market	2,209,438	37,859	3.45%	1,403,946	35,330	5.07%
Time under $100,000	2,545,893	50,441	3.98%	2,476,444	53,108	4.32%
Time $100,000 and over	4,402,884	89,536	4.09%	4,957,906	119,282	4.85%
Foreign	3,272,481	49,705	3.05%	2,503,163	60,940	4.91%
Total interest-bearing deposits	27,668,350	373,813	2.72%	26,098,440	463,728	3.58%
Borrowed funds:
Securities sold, not yet purchased	33,438	747	4.49%	36,086	808	4.52%
Federal funds purchased and security
repurchase agreements	3,157,020	38,775	2.47%	2,978,728	70,855	4.80%
Commercial paper	177,233	3,554	4.03%	186,481	5,012	5.42%
FHLB advances and other borrowings:
One year or less	4,391,614	63,313	2.90%	578,845	15,386	5.36%
Over one year	128,185	3,665	5.75%	132,846	3,824	5.80%
Long-term debt	2,568,639	57,979	4.54%	2,370,213	74,022	6.30%
Total borrowed funds	10,456,129	168,033	3.23%	6,283,199	169,907	5.45%
Total interest-bearing liabilities	38,124,479	541,846	2.86%	32,381,639	633,635	3.95%
Noninterest-bearing deposits	9,016,094			9,476,576
Other liabilities	595,732			644,311
Total liabilities	47,736,305			42,502,526
Minority interest	28,960			37,859
Shareholders' equity:
Preferred equity	240,000			240,000
Common equity	5,098,334			4,973,999
Total shareholders' equity	5,338,334			5,213,999
Total liabilities and shareholders' equity	$53,103,599			$47,754,384

Spread on average interest-bearing funds			3.66%			3.62%
Taxable-equivalent net interest income and
net yield on interest-earning assets		$983,124	4.20%		$939,781	4.52%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

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

The provision for loan losses for the second quarter of 2008 was $114.2 million compared to $17.8 million for the same period of 2007. On an annualized basis, the provision was 1.13% of average loans for the second quarter of 2008 compared to 0.20% for the second quarter of 2007. The increased provision for the second quarter of 2008 resulted primarily from weakness in residential land acquisition, development and construction loans in the Southwest and some weakening in Utah residential construction lending. Net loan and lease charge-offs increased to $67.8 million in second quarter of 2008 up from $8.7 million in same period of 2007. The $59.1 million increase during the second quarter of 2008 was primarily driven by declining collateral values on residential land acquisition, development and construction loans in the Southwest and to a lesser extent in Utah. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details. The provision for unfunded lending commitments was $1.7 million for the second quarter of 2008 compared to $1.2 million for the second quarter of 2007. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing, volume of loan originations, fundings, and by changes in creditworthiness of borrowers with unfunded commitments. The related provision will generally reflect these fluctuations. When combined, the provisions for credit losses for the second quarter of 2008 were $115.9 million compared to $19.0 million for the second quarter of 2007.

The provision for loan losses for the first six months of 2008 was $206.5 million, 668.3% higher than the $26.9 million provision for the first six months of 2007. The increased loan loss provision for the first six months of 2008 compared to 2007 is primarily caused by weakness in the residential land acquisition, development and construction loans as previously described. The provision for unfunded lending commitments was $5.3 million for the first half of 2008 compared to $1.5 million for the first half of 2007.

Noninterest Income
For the second quarter of 2008, noninterest income decreased 48.8% to $72.4 million compared to $141.3 million for the second quarter of 2007. The decrease is primarily due to $38.8 million of impairment losses on investment securities and to $19.8 million of fair value and nonhedge derivative losses during the second quarter of 2008.

Service charges and fees on deposit accounts increased $6.0 million or 13.2% for the second quarter of 2008 compared to the second quarter of 2007. The increase was mainly due to the impact of increased fees across the Company.

Income from securities conduit decreased $4.9 million or 82.5% for the second quarter of 2008 compared to the second quarter of 2007. This servicing income represents fees we receive from Lockhart and decreased because of the higher cost of asset-backed commercial paper due to disruptions in the commercial paper markets and because of the diminishing size of Lockhart’s securities portfolio. The book value of Lockhart’s securities portfolio declined to $862 million at June 30, 2008 from $2.12 billion at December 31, 2007 and $3.54 billion at June 30, 2007 mainly due to purchases of Lockhart’s securities and also due to principal repayments. We expect that the book value of the Lockhart portfolio will continue to decrease and income from the securities conduit will not be significant. All else being equal, net interest income is increased if and as Lockhart-related assets are brought onto the Company’s balance sheet, roughly offsetting the noninterest income impact.

ZIONS BANCORPORATION AND SUBSIDIARIES

Fair value and nonhedge derivative loss for the second quarter of 2008 was $19.8 million compared to income of $0.9 million for the second quarter of 2007. The decrease is primarily due to decreases in the fair value of nonhedge derivatives resulting from decreasing spreads between LIBOR and prime rates. Also included are fair value adjustments for certain retained interests which decreased earnings by approximately $3.8 million during the second quarter of 2008.

Net equity securities losses were $8.1 million for the second quarter of 2008 compared to $0.1 million of gains for the second quarter of 2007. Net losses in the second quarter of 2008 included $8.2 million of net losses on venture capital investments. Net of related minority interest of $5.7 million, income taxes and other expenses, the venture capital losses decreased net income for the quarter by approximately $1.8 million.

The Company recognized impairment losses on investment securities of $38.8 million during the second quarter of 2008. These other-than-temporary impairment (“OTTI”) losses were for certain CDOs, including ABS CDOs, bank and insurance income notes, and REIT trust preferred CDOs. See “Investment Securities Portfolio” for additional information.

Noninterest income of $183.4 million for the first six months of 2008 decreased 36.1% from $286.8 million for the first six months of 2007. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Loan sales and servicing income for the first six months of 2008 decreased $1.9 million or 10.6% compared to the first six months of 2007. However, the 2007 amount included a $9.3 million impairment charge on retained interests from certain previous loan securitizations. The decreased income is primarily due to the lower amount of sold loans being serviced, which was $0.5 billion at June 30, 2008 compared to $2.2 billion at June 30, 2007.

Net equity securities gains for the first six months of 2008 include a $12.4 million pretax cash gain from the partial redemption of the Company’s subsidiary banks’ equity interests in Visa Inc. Excluding this gain, the decrease from the first six months of 2007 was primarily due to losses from venture capital investments in the second quarter of 2008 as previously discussed. The first six months of 2007 included $2.8 million of gains from venture capital investments and a $2.5 million gain from the sale of a community bank investment.

Impairment losses on investment securities and valuation losses on securities purchased from Lockhart for the first six months of 2008 were $84.8 million. These OTTI losses were for certain CDOs, including ABS CDOs, bank and insurance income notes, and REIT trust preferred CDOs. The valuation losses on securities purchased from Lockhart were related to fair value adjustments when the securities were purchased at par from Lockhart and recorded on the Company’s balance sheet at fair value. See “Off-Balance Sheet Arrangement” for additional information.

Noninterest Expense
Noninterest expense for the second quarter of 2008 was $354.4 million, an increase of 2.0% from $347.6 million for the second quarter of 2007. The Company’s efficiency ratio for the second quarter of 2008 was 63.0% compared to 56.3% for the second quarter of 2007 mainly reflecting the decrease in noninterest income previously discussed.

Salaries and employee benefits increased $2.6 million or 1.3% compared to the second quarter of 2007. The increase reflects moderate increases in compensation partially offset by decreased accruals for long-term incentive and profit sharing plans based upon Company performance.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other noninterest expense for the second quarter of 2008 increased $6.3 million or 11.3% compared to the second quarter of 2007. FDIC assessment fees increased $3.6 million compared to the second quarter of 2007.

Noninterest expense for the first six months of 2008 of $704.5 million increased 0.7% from $699.6 million for the first six months of 2007. The Company’s efficiency ratio was 60.4% for the first six months of 2008 compared to 57.0% for the same period of 2007. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Merger related expense decreased $3.3 million or 84.9% compared to the first six months of 2007. The decrease is mainly due to the completion of the Stockmen’s acquisition and system conversion during the first six months of 2007.

At June 30, 2008, the Company had 10,985 full-time equivalent employees, 506 domestic branches, and 625 ATMs, compared to 11,048 full-time equivalent employees, 514 domestic branches, and 600 ATMs at June 30, 2007.

Income Taxes
The Company’s income tax expense decreased to $22.0 million for the second quarter of 2008 compared to $86.1 million for the same period in 2007. The Company’s effective income tax rates, including the effects of minority interest, were 23.4% and 35.1% for the second quarters of 2008 and 2007, respectively. The effective income tax rates for the first six months of 2008 and 2007 were 28.7% and 35.9%. During the second quarter of 2008 and under the provisions of FIN 48, the Company reduced its liability and related interest for uncertain tax positions by $5.9 million due primarily to settlement of uncertain tax positions with governmental authorities. Also, income taxes for the first quarter of 2007 included approximately $2.9 million of taxes and penalties for the one time redemption of certain bank-owned life insurance contracts. The lower second quarter and year to date tax rate for 2008 compared to 2007 is also due to the lower taxable income in 2008, which increased the proportion of nontaxable income relative to total income. As discussed in previous filings, the Company has received federal income tax credits under the Community Development Financial Institutions Fund set up by the U.S. Government that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $2.9 million and $2.8 million for first six months of 2008 and 2007, respectively.

BALANCE SHEET ANALYSIS

Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 12.2% to $47.0 billion for the six months ended June 30, 2008 compared to $41.9 billion for the same period in 2007. Average interest-earning assets as a percentage of total average assets for the first six months of 2008 was 88.6% compared to 87.8% for the comparable period of 2007.

Average money market investments, consisting of interest-bearing deposits and commercial paper, federal funds sold and security resell agreements, increased 261.6% to $1,942 million for the first six months of 2008 compared to $537 million for the first six months of 2007. Average money market investments for the first six months of 2008 includes $1,147 million of asset-backed commercial paper that subsidiary companies purchased from Lockhart during the first six months of 2008. See discussion at “Liquidity Risk Management” for further details.

ZIONS BANCORPORATION AND SUBSIDIARIES

Investment Securities Portfolio
The following tables present the Company’s held-to-maturity and available-for-sale investment securities:

	June 30, 2008
		Net		Net
		unrealized		unrealized
		gains (losses)		gains (losses)	Estimated
(In millions)	Amortized	recognized	Carrying	not recognized	fair
	cost	in OCI (1)	value	in OCI (1)	value
HELD-TO-MATURITY:
Municipal securities	$693	$-	$693	$(5)	$688
Asset-backed securities:
Trust preferred securities – banks and insurance
A rated	1,201	(197)	1,004	(139)	865
BBB rated	175	(45)	130	(20)	110
	1,376	(242)	1,134	(159)	975
Trust preferred securities – real estate investment trusts
AA rated	18	(5)	13	(5)	8
A rated	18	(4)	14	(4)	10
	36	(9)	27	(9)	18
Other
AAA rated	42	-	42	(13)	29
A rated	23	(12)	11	1	12
BBB rated	8	(1)	7	-	7
	73	(13)	60	(12)	48
Other debt securities	1	-	1	-	1
	2,179	(264)	1,915	(185)	1,730

AVAILABLE-FOR-SALE:
U.S. Treasury securities	40	1	41		41
U.S. Government agencies and corporations:
Agency securities	425	-	425		425
Agency guaranteed mortgage-backed securities	428	3	431		431
Small Business Administration loan-backed securities	723	(17)	706		706
Municipal securities	201	1	202		202
Asset-backed securities:
Trust preferred securities – banks and insurance
AAA rated	664	(57)	607		607
A rated	54	(11)	43		43
BBB rated	7	(2)	5		5
Not rated	29	3	32		32
	754	(67)	687		687
Trust preferred securities – real estate investment trusts
Noninvestment grade	44	(3)	41		41
Small business loan-backed	13	-	13		13
Other
AAA rated	43	(3)	40		40
AA rated	48	(5)	43		43
BBB rated	3	-	3		3
Noninvestment grade	18	(1)	17		17
	112	(9)	103		103
	2,740	(91)	2,649		2,649
Other securities:
Mutual funds and stock	169	-	169		169
	2,909	(91)	2,818		2,818
Total	$5,088	$(355)	$4,733	$(185)	$4,548

(1) Other comprehensive income. All amounts reported are pretax.

Ratings categories include entire range. For example, "A rated" includes A+, A and A-.

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31,		June 30,
	2007		2007
		Estimated		Estimated
	Amortized	fair	Amortized	fair
(In millions)	cost	value	cost	value

HELD-TO-MATURITY:
Municipal securities	$704	$702	$702	$686

AVAILABLE-FOR-SALE:
U.S. Treasury securities	52	53	42	42
U.S. Government agencies and corporations:
Agency securities	629	626	655	645
Agency guaranteed mortgage-backed securities	765	763	829	820
Small Business Administration loan-backed securities	789	771	786	774
Municipal securities	220	222	248	247
Asset-backed securities:
Trust preferred securities – banks and insurance	2,123	2,019	1,521	1,496
Trust preferred securities – real estate investment trusts	156	94	229	218
Small business loan-backed	183	182	185	184
Other	226	231	7	7
	5,143	4,961	4,502	4,433
Other securities:
Mutual funds and stock	174	174	130	131
	5,317	5,135	4,632	4,564
Total	$6,021	$5,837	$5,334	$5,250

The amortized cost of investment securities at June 30, 2008 decreased 15.5% from the balance at December 31, 2007. The change was largely due to security sales, security maturity paydowns, and OTTI write-downs, offset in part by Zions Bank purchasing securities from Lockhart. See further discussion of securities purchases from Lockhart in “Off-Balance Sheet Arrangement.” As discussed further in “Risk Elements: Market Risk – Fixed Income,” changes in fair value on available-for-sale securities have been reflected in shareholders’ equity through accumulated other comprehensive income (“OCI”).

At June 30, 2008, 93% of the $2.6 billion of available-for-sale securities, excluding mutual funds and stock, consisted of AAA-rated structured securities, municipal securities, and government and agency guaranteed securities, 2% consisted of AA-rated securities, and 2% consisted of A-rated securities. In addition, 3% of the portfolio was unrated or below investment grade securities. The $1.9 billion of held-to-maturity securities held at adjusted amortized cost was comprised of 38% of AAA-rated securities and municipal securities, 1% of AA-rated securities, 54% of A-rated securities, and 7% of BBB-rated securities.

Included in asset-backed securities at June 30, 2008 are CDOs collateralized by trust preferred securities issued by banks, insurance companies, or REITs. The REIT CDOs have some exposure to the subprime market. In addition, the $163 million of held-to-maturity and available-for-sale “Asset-backed securities – Other” includes $65 million of certain structured asset-backed collateralized debt obligations (“ABS CDOs”) (also known as diversified structured finance CDOs) purchased from Lockhart, which have minimal exposure to non-Zions’ originated subprime and home equity mortgage securitizations. The $65 million of ABS CDOs includes approximately $9 million of subprime mortgage securities and $13 million of home equity credit line securities. See further discussion of certain CDOs held by Lockhart in “Off-Balance Sheet Arrangement.”

At June 30, 2008, 4.0% of the $2.8 billion of fair value of available-for-sale securities portfolio as shown in the previous table was valued at Level 1, 89.5% was valued at Level 2, and 6.5% was valued at Level 3

ZIONS BANCORPORATION AND SUBSIDIARIES

under the SFAS 157 valuation hierarchy. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $189 million and the fair value of these securities was $182 million. The securities valued at Level 3 were certain CDOs. For these Level 3 securities, net pretax unrealized income recognized in OCI in the second quarter was $7 million. As of June 30, 2008, we believe that the par amounts of the Level 3 available-for-sale securities for which no OTTI has been recognized do not differ from the amounts we currently anticipate realizing on settlement or maturity. See “Critical Accounting Policies and Significant Estimates” for further details about the CDO securities pricing methodologies.

We review investment securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. The Company recognized OTTI during the second quarter of 2008 of approximately $38.8 million pretax. Approximately $28.7 million of the amount resulted from write-downs of two ABS CDOs and one bank and insurance income note that were first deemed to have OTTI this quarter. The remaining $10.1 million resulted from write-downs of six REIT trust preferred CDOs and one bank and insurance income note for which OTTI had previously been recognized. OTTI previously recognized on a pretax basis was $40.8 million during the first quarter of 2008 and $108.6 million during the fourth quarter of 2007. The decision to deem these securities OTTI was based on the near term financial prospects for collateral in each CDO, a specific analysis of the structure of each security, and an evaluation of the underlying collateral using information and industry knowledge available to Zions. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

During the second quarter of 2008, the Company reassessed the classification of certain asset-backed and trust preferred CDOs. On April 28, 2008, the Company reclassified approximately $1.2 billion at fair value of these available-for-sale securities to held-to-maturity. The related unrealized pretax loss of approximately $273 million included in OCI remained in OCI and is being amortized as a yield adjustment through earnings over the remaining terms of the securities. No gain or loss was recognized at the time of reclassification. The Company considers the held-to-maturity classification to be more appropriate because it has the ability and the intent to hold these securities to maturity.

The investment securities portfolio at June 30, 2008 includes $719 million of nonrated fixed income securities. These securities include $677 million of nonrated municipal securities underwritten and structured by Zions Bank in accordance with its established municipal credit standards, $13 million of securitized small business loan trust securities from a previous securitization, and $29 million of individual and pooled trust preferred bank and insurance securities. Nonrated fixed income securities were $908 million at December 31, 2007 and $888 million at June 30, 2007.

Loan Portfolio
Net loans and leases at June 30, 2008 were $41.9 billion, an annualized increase of 14.3% from December 31, 2007 and an increase of 13.8% over the balance at June 30, 2007. These percentage increases include the effects of both “organic” loan growth and the purchase of securitized loans from Lockhart.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the loan portfolio by type of loan:

	June 30,	December 31,	June 30,
(In millions)	2008	2007	2007

Loans held for sale	$159	$208	$226

Commercial lending:
Commercial and industrial	10,590	9,811	8,922
Leasing	492	503	450
Owner occupied	8,912	7,545	7,123
Total commercial lending	19,994	17,859	16,495

Commercial real estate:
Construction and land development	8,264	8,315	7,963
Term	5,939	5,335	5,084
Total commercial real estate	14,203	13,650	13,047

Consumer:
Home equity credit line and other
consumer real estate	2,387	2,203	2,042
1-4 family residential	4,172	4,206	4,134
Bankcard and other revolving plans	332	347	306
Other	431	452	456
Total consumer	7,322	7,208	6,938

Foreign loans	25	26	12

Other receivables	330	301	224
Total loans	$42,033	$39,252	$36,942

Loan growth during the first six months was concentrated primarily in commercial lending and secondarily in commercial term real estate loans, principally at Zions Bank and Amegy Bank of Texas, and also in Vectra and the Commerce Bank of Washington. Construction and land development loans declined over $425 million in California, Arizona and Nevada during the first six months, partially offset by growth in Texas. The increase in loans includes $1,180 million of loans resulting from the purchase of certain securities from Lockhart, as discussed in “Off-Balance Sheet Arrangement.” These securities were backed by loans originated or underwritten by Zions Bank and are reflected on the Company’s balance sheet primarily as owner occupied commercial loans.

Sold Loans Being Serviced
The Company performs loan servicing both on loans that it holds in its portfolios and also on loans that are owned by third party investor-owned trusts. The Company has used asset securitizations to sell loans and in many instances provides the servicing on these loans as a condition of the sale.

			Residual interests
	Sold loans being serviced		on balance sheet at June 30, 2008
	Sales for six	Outstanding	Subordinated	Capitalized
	months ended	balance at	retained	residual
(In millions)	June 30, 2008	June 30, 2008	interests	cash flows	Total

Home equity credit lines	$-	$9	$7	$-	$7
Small business loans	-	23	13	-	13
SBA 7(a) loans	3	78	-	1	1
Farmer Mac	41	404	-	5	5
Total	$44	$514	$20	$6	$26

ZIONS BANCORPORATION AND SUBSIDIARIES

Securitized loans being serviced for others totaled $0.5 billion at June 30, 2008 compared to $1.9 billion at December 31, 2007, and $2.2 billion at June 30, 2007 reflecting the purchases from Lockhart as discussed in “Off-Balance Sheet Arrangement.” The Company did not complete a small business loan securitization during 2007 or the first six months of 2008 and also discontinued selling new home equity credit line originations during the fourth quarter of 2006.

As of June 30, 2008, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $26 million in connection with the $0.5 billion of sold loans being serviced. As is a common practice with securitized transactions, the Company had subordinated retained interests in the securitized assets that totaled $20 million at June 30, 2008, which represented junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as “excess servicing,” of $6 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

As of June 30, 2008, conforming long-term first mortgage real estate loans being serviced for others were $1,211 million, compared with $1,232 million at December 31, 2007 and $1,218 million at June 30, 2007.

Other Noninterest-Bearing Investments
The following table sets forth the Company’s other noninterest-bearing investments:

	June 30,	December 31,	June 30,
(In millions)	2008	2007	2007

Bank-owned life insurance	$613	$601	$588
Federal Home Loan Bank and Federal Reserve stock	337	227	191
SBIC investments (1)	71	73	80
Non-SBIC investment funds	79	65	47
Other public companies	32	38	37
Other nonpublic companies	8	16	16
Trust preferred securities	14	14	14
	$1,154	$1,034	$973

(1) Amounts include minority investors’ interests in Zions’ managed SBIC investments of approximately $24 million, $29 million and $30 million as of the respective dates.

Federal Home Loan Bank and Federal Reserve stock investments increased $110 million from December 31, 2007. The increase is mainly due to increased investments that subsidiary banks made at the Federal Home Loan Banks to increase their borrowing capacity.

Deposits
Average total deposits for the first six months of 2008 increased 3.1% compared to the same period in 2007, with interest-bearing deposits increasing 6.0% and noninterest-bearing deposits decreasing 4.9%.

Total deposits at the end of the second quarter of 2008 increased to $37.6 billion, an annualized increase of 3.7% from the balances reported at December 31, 2007, and increased 3.9% over the June 30, 2007 amounts. Core deposits at June 30, 2008 increased 6.0% annualized compared to the December 31, 2007 balance and 7.0% compared to the balance at June 30, 2007.

Demand, savings and money market deposits comprised 73.7% of total deposits at the end of the second quarter, compared with 72.0% and 72.2% as of December 31, 2007 and June 30, 2007, respectively.

Management expects that deposit growth may continue to lag behind loan growth, and that a portion of future loan growth may be funded from alternative higher cost funding sources.

ZIONS BANCORPORATION AND SUBSIDIARIES

Off-Balance Sheet Arrangement
The Company administers one QSPE securities conduit, Lockhart, which was established in 2000. Lockhart was structured to purchase securities that are collateralized by small business loans originated or purchased by Zions Bank; such loans were originated during and prior to 2005. Lockhart obtains funding through the issuance of asset-backed commercial paper and holds securities, which include U.S. Government agency securities collateralized by small business loans and AAA/AA-rated securities.

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

The maximum amount of liquidity that Zions Bank can be required to provide pursuant to the Liquidity Agreement is limited to the total amount of securities held by Lockhart. This maximum amount was $862 million at June 30, 2008, $1.75 billion at March 31, 2008 and $2.12 billion at December 31, 2007.

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

In addition to rating agency downgrades of securities held by Lockhart that would require Zions Bank to purchase securities from Lockhart, the following rating agency actions may result in security purchases under the Liquidity Agreement:

•	downgrades of Lockhart’s commercial paper below P-1 by Moody’s or below F1 by Fitch, which would prevent issuance of commercial paper by Lockhart;
•	downgrades of bond insurer Ambac that trigger Lockhart securities’ downgrades, which may require Zions Bank to purchase assets.

At June 30, 2008, Lockhart owned one security of $98 million insured by Ambac and rated Aa3 by Moody’s Investors Service. The Ambac-insured security had an underlying public rating of AAA from Fitch and no underlying rating from Moody’s Investors Service.

On June 19, 2008, MBIA, Inc. was downgraded by Moody’s to below AA-, and as a result the MBIA, Inc. insured assets held by Lockhart were downgraded to below AA-. On June 23, 2008, Zions Bank purchased $787 million of securities from Lockhart as required by the Liquidity Agreement. The purchases comprised

ZIONS BANCORPORATION AND SUBSIDIARIES

the entire remaining small business loan securitizations created by Zions Bank and held by Lockhart. No gain or loss was recognized on these purchases. Upon dissolution of the securitization trusts (including $87 million of related securities owned by the Parent), the Company recorded $897 million of loans on its balance sheet including $23 million of premium. The retained interests related to the securities purchased were included in the purchase transaction and recorded with the premium amount.

In the first quarter of 2008, certain assets held by Lockhart were downgraded by rating agencies and Lockhart was unable to sell certain amounts of commercial paper at times due to continued deterioration in the asset-backed commercial paper markets. These events caused purchases by Zions Bank of securities from Lockhart, as follows:

On February 5, 2008, a $5 million security held by Lockhart was downgraded by Moody’s from Aa1 to Baa1. Zions Bank purchased this security at book value and recorded the related pretax write-down of $0.8 million in adjusting the security to fair value. In addition, Lockhart was unable to sell sufficient commercial paper to fund commercial paper maturities and Zions Bank purchased $115 million of MBIA-insured securities from Lockhart. These securities consisted of securitizations of small business loans from Zions Bank and their purchase resulted in no gain or loss. Upon dissolution of the securitization trusts, the loans were recorded on Zions Bank’s balance sheet.

On March 5, 2008, Lockhart was unable to sell sufficient commercial paper to fund commercial paper maturities and Zions Bank purchased $85 million of MBIA-insured securities and a $75 million bank trust preferred CDO from Lockhart. The MBIA-insured securities consisted of securitizations of small business loans from Zions Bank and their purchase resulted in no gain or loss. Upon dissolution of the securitization trusts, the loans were recorded on Zions Bank’s balance sheet. A pretax write-down of $4.4 million was recorded by Zions Bank in adjusting the bank trust preferred CDO security to fair value.

If Lockhart is unable to issue additional commercial paper to finance maturing commercial paper, or if additional assets of Lockhart are downgraded below the ratings described above, Zions Bank will be obligated to purchase additional assets from Lockhart. Because these purchases are transacted at book value, Zions Bank may incur losses if the assets’ book value exceeds their fair value. At June 30, 2008, the book value of Lockhart’s $862 million of assets exceeded their fair value by approximately $65 million. The Company does not expect Lockhart’s securities portfolio to ever again exceed $862 million.

Assets Held by Lockhart
The following schedule summarizes Lockhart’s assets by category, related amortized cost, fair value and ratings.

	June 30, 2008
		Estimated
	Amortized	fair	Rating
(In millions)	cost	value	range

Assets:
Small Business Administration loan-backed securities (1)	$216	$215	Guaranteed by SBA
Asset-backed securities:
Trust preferred securities – banks and insurance	603	553	AAA
Trust preferred securities – real estate investment trusts	36	24	AAA to AA
Other	7	5	AAA to AA
Total	$862	$797

(1) The Company originated 42% of these Small Business Administration loan-backed securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

At June 30, 2008, the weighted average interest rate reset of Lockhart’s assets was 3.0 months and the weighted average life of Lockhart’s assets was estimated at 4.2 years. The weighted average life of Lockhart’s asset-backed commercial paper was 7 days.

Possible Consolidation of Lockhart
As a QSPE currently defined by the provisions of SFAS 140, Lockhart remains off-balance sheet and is not consolidated in the Company’s financial statements. Should the Parent and its subsidiaries together own more than 90% of the outstanding commercial paper (beneficial interest) of Lockhart, Lockhart would cease to be a QSPE and would be required to be consolidated.

At June 30, 2008, Lockhart’s assets totaled $862 million at book value and the Company owned $493 million of Lockhart commercial paper.

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

Credit risk is managed centrally through a uniform credit policy, credit administration, and credit exam functions at the parent. Effective management of credit risk is essential in maintaining a safe, sound and profitable financial institution. We have structured the organization to separate the lending function from the credit administration function, which provides strength to the control over and the independent evaluation of credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio, and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Further, an independent, internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to management and to the Credit Review Committee of the Board of Directors.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

With regard to credit risk associated with counterparties in off-balance sheet credit instruments, Zions Bank has International Swap Dealer Association (“ISDA”) agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangement between Zions Bank and its counterparty. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value on the derivative and the credit rating of the party with the obligation. The credit rating used in these situations is provided by either Moody’s or Standard & Poor’s. This means that a counterparty with a “AAA” rating would be obligated to provide less collateral to secure a major credit exposure to Zions Bank than one with an “A” rating. All derivative gains and losses between Zions Bank and a single counterparty are netted to determine the net credit exposure and therefore the collateral required. We have no significant exposure to credit default swaps.

The Company also has off-balance sheet credit risk associated with a Liquidity Agreement provided by Zions Bank to the QSPE securities conduit, Lockhart. See “Off-Balance Sheet Arrangement” for further details.

Another aspect of the Company’s credit risk management strategy is to pursue the diversification of the loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at June 30, 2008 no single loan category exceeded 25.2% of the Company’s total loan portfolio.

	June 30, 2008		December 31, 2007		June 30, 2007
		% of		% of		% of
(In millions)	Amount	total loans	Amount	total loans	Amount	total loans

Commercial lending:
Commercial and industrial	$10,590	25.2%	$9,811	25.0%	$8,922	24.2%
Leasing	492	1.2%	503	1.3%	450	1.2%
Owner occupied	8,912	21.2%	7,545	19.2%	7,123	19.3%

Commercial real estate:
Construction and land development	8,264	19.7%	8,315	21.2%	7,963	21.6%
Term	5,939	14.1%	5,335	13.6%	5,084	13.8%

Consumer:
Home equity credit line and other
consumer real estate	2,387	5.7%	2,203	5.6%	2,042	5.5%
1-4 family residential	4,172	9.9%	4,206	10.7%	4,134	11.2%
Bankcard and other revolving plans	332	0.8%	347	0.9%	306	0.8%
Other	431	1.0%	452	1.1%	456	1.2%

Other	514	1.2%	535	1.4%	462	1.2%
Total loans	$42,033	100.0%	$39,252	100.0%	$36,942	100.0%

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

ZIONS BANCORPORATION AND SUBSIDIARIES

As discussed in the following sections, the Company’s level of credit quality continued to weaken during the second quarter of 2008. The deterioration in credit quality is mainly related to the weakness in residential development and construction activity in the Southwest that started in the latter half of 2007 and began to show signs of deterioration in Utah/Idaho during the first quarter of 2008. We expect some continued credit quality deterioration related to residential development and construction activity in some of these markets over the next few quarters. However, we believe that credit quality conditions in our California portfolio have begun to stabilize.

A more comprehensive discussion of our credit risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2007.

Commercial Real Estate Loans
Our Commercial Real Estate (CRE) portfolio is segmented into three categories:  Commercial Term (42%) Commercial Construction (32%) and Residential Construction (26%). A portion (32%) of the Commercial Term loans consist of mini-perm loans on which construction is complete and the project is either in the process of stabilization or has stabilized and the owner is timing the market for permanent financing. Mini-perm loans generally have maturities of 3 to 7 years. The remaining 68% are term loans with initial maturities generally of 15 to 20 years. Stabilization criteria differ by product and are dependent on cash flow created by lease-up for office, industrial and retail products and occupancy for retail and apartment products.

Thirty percent of the Commercial Construction portfolio is designated as acquisition and development and most of these A&D properties are tied to specific retail, apartment, office or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project and with heavy consideration given to the creditworthiness of the sponsor. The owners’ equity is always expected to be injected prior to bank advances and re-margining requirements are often included in the loan agreement as are guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting because it determines the ultimate value of the property and the ability to service debt. Therefore, in most projects (with the exception of multi-family projects) we look for substantial pre-leasing in our underwriting and generally a projected stabilized debt service ratio of 1.20 is required at a minimum.

Although Residential Construction and Development is dealing with a different product type, many of the requirements previously mentioned, such as credit worthiness of the developer, upfront injection of the developers’ equity, re-margining requirements and the viability of the project are all important in underwriting a residential development loan as well. Heavy consideration is given in the underwriting process to market acceptance of the product, location, strength of the developer and the ability on the part of the developer to stay within budget. Progress inspections performed by qualified independent inspectors are routinely performed, before disbursements are made. The loan agreements generally include limitations as to the number of model homes and homes built on a spec basis, with preference given to pre-sold homes.

Real estate appraisals are ordered independent of the credit officer and the borrower, generally by the banks’ Appraisal Review function, which is staffed by qualified appraisers; appraisals are from outside appraisers at the inception, renewal or upon the occurrence of any event causing a “criticized” or “classified” grade to be assigned to the credit. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist. Advance rates will vary based on the viability of the project and creditworthiness of the sponsor, but corporate guidelines generally limit advances to 50-65% for raw land, 65-75% for land development, 65-75% for finished commercial lots, 75-80% for finished residential lots, 80% for pre-sold homes, 75-80% for models and spec homes, and 75-80% for commercial properties. Exceptions may be granted on a case-by-case basis.

ZIONS BANCORPORATION AND SUBSIDIARIES

Loan agreements require regular financial information on the project and sponsor in addition to lease schedules, rent rolls, and on construction projects, independent progress inspection reports. The receipt of these schedules is closely monitored with calculations made to determine adherence to the covenants spelled out in the loan agreement upon receipt. Additionally, loan by loan reviews have been increased to quarterly reviews for all commercial and residential land acquisition, development and construction loans at California Bank & Trust, National Bank of Arizona, and Nevada State Bank.

We have not been involved to any meaningful extent with insurance arrangements, credit derivatives, or any other default agreements as a mitigation strategy for commercial real estate loans. However, we do make use of personal or other guarantees as risk mitigation strategies.

The Company stress tests its CRE loan portfolio on a quarterly basis. This testing is back tested and the results of the testing are reviewed semiannually with the rating agencies and shared with banking regulators. The stress testing methodology includes a loan by loan Monte Carlo simulation, an approach that measures potential loss of principal and related revenues. The Monte Carlo simulation stresses the probability of default and loss given default for CRE loans based on a variety of factors including loan grade, loan-to-value, collateral type and geography.

Nonperforming Assets
Nonperforming assets include nonaccrual loans, restructured loans, and other real estate owned. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Consumer loans are not normally placed on nonaccrual status. Generally, closed-end non-real estate secured consumer loans are charged off when they become 120 days past due. Open-end consumer loans are charged off when they become 180 days past due unless they are adequately secured by real estate at which point they are placed on nonaccrual status. Loans occasionally may be restructured to provide a reduction or deferral of interest or principal payments. This generally occurs when the financial condition of a borrower deteriorates to the point that the borrower needs to be given temporary or permanent relief from the original contractual terms of the loan. Other real estate owned is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

The following table sets forth the Company’s nonperforming assets:

	June 30,	December 31,	June 30,
(Amounts in millions)	2008	2007	2007

Nonaccrual loans	$570	$259	$82
Restructured loans	2	10	2
Other real estate owned	125	15	11
Total	$697	$284	$95

% of net loans and leases* and other
real estate owned	1.66%	0.73%	0.26%

Accruing loans past due 90 days or more	$109	$77	$48

% of net loans and leases*	0.26%	0.20%	0.13%

*Includes loans held for sale.

Total nonperforming assets increased $413 million or 145.7% as of June 30, 2008 compared with the balance at December 31, 2007 and increased $602 million or 631.1% from the $95 million balance at June 30, 2007. The increase in nonperforming assets consisted primarily of residential construction and development loans in Nevada State Bank, National Bank of Arizona, California Bank & Trust, and Zions Bank. Total

ZIONS BANCORPORATION AND SUBSIDIARIES

nonaccrual loans at June 30, 2008 increased $311 million from the balances at December 31, 2007, which included increases of $187 million for nonaccrual construction and land development loans and $98 million for commercial lending.

Included in nonaccrual loans are loans that we have determined to be impaired. Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. The amount of the impairment is measured based on the present value of expected cash flows, the observable fair value of the loan, or the fair value of the collateral securing the loan.

The Company’s total recorded investment in impaired loans was $467 million at June 30, 2008, compared with $226 million at December 31, 2007 and $53 million at June 30, 2007. Estimated losses on impaired loans are included in the allowance for loan losses. At June 30, 2008, the allowance for loan losses included $35 million for impaired loans with a recorded investment of $164 million. At December 31, 2007, the allowance included $21 million for impaired loans with a $103 million recorded investment, and at June 30, 2007 the allowance included $4 million for impaired loans with a $29 million recorded investment.

The amount of accruing loans past due 90 days or more increased to $109 million at June 30, 2008 up from $77 million at December 31, 2007 and $48 million at June 30, 2007.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
(Amounts in millions)	June 30,	December 31,	June 30,
	2008	2007	2007
Loans* and leases outstanding (net of
unearned income) at end of period	$41,873	$39,088	$36,788

Average loans* and leases outstanding
(net of unearned income)	$39,982	$36,808	$35,777

Allowance for loan losses:
Balance at beginning of period	$459	$365	$365
Allowance of companies acquired	-	8	7
Allowance of loans sold with branches	-	(2)	-
Allowance associated with purchased
securitized loans	2	-	-
Provision charged against earnings	206	152	27
Loans and leases charged off:
Commercial lending	(38)	(37)	(17)
Commercial real estate	(76)	(24)	(3)
Consumer	(14)	(16)	(7)
Other receivables	(1)	(2)	(1)
Total	(129)	(79)	(28)

Recoveries:
Commercial lending	3	8	5
Commercial real estate	5	1	1
Consumer	3	5	3
Other receivables	-	1	-
Total	11	15	9
Net loan and lease charge-offs	(118)	(64)	(19)
Balance at end of period	$549	$459	$380

Ratio of annualized net charge-offs
to average loans and leases	0.59%	0.17%	0.11%

Ratio of allowance for loan losses to net
loans and leases at end of period	1.31%	1.18%	1.03%

Ratio of allowance for loan losses to
nonperforming loans	95.93%	170.99%	448.72%

Ratio of allowance for loan losses to
nonaccrual loans and accruing loans
past due 90 days or more	80.84%	136.75%	292.32%

*Includes loans held for sale.

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the preceding table for the periods presented. The same respective amounts for the second quarter of 2008 were $68 million and 0.67%.

The total allowance for loan losses at June 30, 2008 increased $90 million from the level at year-end 2007. The amount of the allowance included for criticized and classified commercial and commercial real estate loans increased $57 million. Of this increase, $17 million was for commercial lending, and $40 million was for commercial real estate loans. The level of the allowance for noncriticized and nonclassified commercial

ZIONS BANCORPORATION AND SUBSIDIARIES

and commercial real estate loans increased $20 million consisting of a $21 million increase for commercial lending and a $1 million decrease for commercial real estate loans. The allowance for consumer loans increased $13 million compared to December 31, 2007.

Reserve for Unfunded Lending Commitments – The Company also estimates a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. We determine the reserve for unfunded lending commitments using a process that is similar to the one we use for commercial and commercial real estate loans. Based on historical experience, we have developed experience-based loss factors that we apply to the Company’s unfunded lending commitments to estimate the potential for loss in that portfolio.

The following table sets forth the reserve for unfunded lending commitments:

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
(In millions)	June 30, 2008	December 31, 2007	June 30, 2007

Balance at beginning of period	$21.5	$19.4	$19.4
Reserve of company acquired	-	0.3	0.3
Provision charged against earnings	5.3	1.8	1.5
Balance at end of period	$26.8	$21.5	$21.2

The following table sets forth the total allowance and reserve for credit losses:

	June 30,	December 31,	June 30,
(In millions)	2008	2007	2007

Allowance for loan losses	$549	$459	$380
Reserve for unfunded lending commitments	27	22	21
Total allowance and reserve for credit losses	$576	$481	$401

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

We attempt to minimize the impact of changing interest rates on net interest income primarily through the use of interest rate swaps, and by avoiding large exposures to fixed rate interest-earning assets that have significant negative convexity. The prime lending rate and the LIBOR curves are the primary indices used for pricing the Company’s loans. The interest rates paid on deposit accounts are set by individual banks so as to be competitive in each local market.

ZIONS BANCORPORATION AND SUBSIDIARIES

We monitor interest rate risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the expected changes in the fair values of equity in response to changes in interest rates. In the income simulation method, we analyze the expected changes in income in response to changes in interest rates. For income simulation, Company policy requires that interest sensitive income from a static balance sheet be limited to a decline of no more than 10% during one year if rates were to immediately rise or fall in parallel by 200 basis points.

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

	June 30,		December 31,
	2008		2007
	Low	High	Low	High
Duration of equity:
Range (in years)
Base case	(0.2)	2.4	-	2.5
Increase interest rates by 200 bp	0.9	3.6	0.9	3.4

Income simulation – change in
interest sensitive income:
Increase interest rates by 200 bp	-1.0%	1.0%	-1.3%	1.1%
Decrease interest rates by 200 bp	-1.6%	0.3%	-2.3%	-0.2%

As discussed previously under the section “Net Interest Income, Margin and Interest Rate Spreads,” the Company believes that in recent quarters, the dynamic balance sheet changes with regard to changes in the mix of deposits and other funding sources have tended to have a somewhat larger effect on the net interest spread and net interest margin than has the Company’s interest rate risk position. However, as also discussed in that section, competitive pressures on deposit rates may impede our ability to reprice deposits, which would have a negative impact on the net interest margin during the remaining six months of 2008.

Market Risk – Fixed Income
The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

At June 30, 2008, the Company had $51.7 million of trading account assets and $46.4 million of securities sold, not yet purchased compared with $21.8 million and $22.8 million of trading assets and $224.3 million and $28.5 million of securities sold, not yet purchased at December 31, 2007 and June 30, 2007, respectively. The higher securities sold, not yet purchased balance in comparison to trading account assets as of December 31, 2007 is related to bank subsidiaries sweep products.

The Company is exposed to market risk through changes in fair value and other than temporary impairment of held-to-maturity and available-for-sale securities. The Company also is exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in fair value in available-for-sale securities and interest rate swaps are included in OCI each quarter. During the second quarter of 2008, the after-tax change in OCI attributable to available-for-sale securities was $(14.7) million, which includes $4.3 million for available-for-sale securities valued using Level 3 inputs under SFAS 157, and the change attributable to interest rate swaps

ZIONS BANCORPORATION AND SUBSIDIARIES

was $(66.1) million, for a net decrease to shareholders’ equity of $(80.8) million. If any of the available-for-sale securities becomes other than temporarily impaired, the loss in OCI is reversed and the impairment is charged to operations. Additionally, if any held-to-maturity securities are determined to be other than temporarily impaired, the impairment is charged to operations. See “Investment Securities Portfolio” for additional information on other-than-temporary impairment.

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

Liquidity Risk Management
Liquidity is managed centrally for both the Parent and its subsidiary banks. The Parent’s cash requirements consist primarily of debt service, investment in and advances to subsidiaries, operating expenses, income taxes, dividends to shareholders and share repurchases. The Parent’s cash needs are met through dividends from its subsidiaries, investment income, subsidiaries’ proportionate share of current income taxes, management and other fees, bank lines, equity contributed through the exercise of stock options, commercial paper, and long-term debt and equity issuances.

Operating cash flows, while normally constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and its subsidiary banks. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs. For the first six months of 2008, operations contributed $289 million toward these needs. However, during the three months ended June 30, 2008, operating activities used cash of $18 million, mainly due to the use of $197 million of cash to fund collateral requirements related to energy commodity swaps and other derivatives.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first six months of 2008, the Parent received $66 million in cash dividends from its subsidiaries. At June 30, 2008, $264 million of dividend capacity was available for the subsidiary banks to pay to the Parent under regulatory guidelines.

The Parent also has a program to issue short-term commercial paper. At June 30, 2008, outstanding commercial paper was $137 million. In addition, at June 30, 2008, the Company has lines of credit of $395 million with certain of its subsidiary banks. No amounts were outstanding at June 30, 2008. Interest on these lines is at a variable rate based on specified indices. Actual amounts that may be borrowed at any given time are based on determined collateral requirements.

On February 28, 2008, Moody’s downgraded its ratings for the Parent on long-term issuer/senior debt to A3, on subordinated debt to Baa1, and on short-term/commercial paper to P-2; it also changed its outlook from Negative to Stable. Also, Moody’s downgraded its ratings for the three largest subsidiary banks on long-term issuer/senior debt and certificate of deposit to A2, affirmed the short-term/commercial paper rating of P-1, and changed its outlook from Negative to Stable.

During the second quarter of 2008, the Company issued a total of $166 million of one- and two-year senior medium-term notes at coupon rates ranging from 4.50% to 5.45%. Interest is payable semiannually. These unsecured notes were sold via Zions’ online auction process and direct sales. They were issued under the Company’s existing shelf registration with the Securities and Exchange Commission. Approximately $18 million of the proceeds was used to retire previous indebtedness of senior notes. The total amount of senior medium-term notes issued during the first six months of 2008 was $233 million.

The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At June 30, 2008, these core deposits, in aggregate, constituted 89.1% of consolidated deposits, compared with 88.1% of consolidated deposits at December 31, 2007. For the first six months of 2008, increases in deposits resulted in net cash inflows of $685 million.

The Federal Home Loan Bank (“FHLB”) system is also a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first six months of 2008, the activity in short-term FHLB borrowings resulted in a net cash inflow of approximately $979 million.

The Federal Reserve Board has a program to make 28- and 84-day loans to banks in the United States and to foreign banks through foreign central banks. The program has been extended through January 30, 2009. These loans are made using an auction process. Zions Bank is currently participating in this program and will continue to do so as long as money can be borrowed at an attractive rate. Amounts that can be borrowed are based upon the amount of collateral pledged to the Federal Reserve Bank. Borrowings outstanding at Zions Bank under this program were $1,090 million at June 30, 2008 and $450 million at December 31, 2007.

At June 30, 2008, the amount available for additional FHLB and Federal Reserve borrowings was approximately $5.1 billion. An additional $4.8 billion could be borrowed upon the pledging of additional available collateral.

Zions Bank has in prior years used asset securitizations to sell loans and provide a flexible alternative source of funding. As a QSPE securities conduit sponsored by Zions Bank, Lockhart has purchased and held credit-enhanced securitized assets resulting from certain small business loan securitizations. During the second

ZIONS BANCORPORATION AND SUBSIDIARIES

quarter of 2008, the entire remaining amount of these small business loans securitizations was purchased by Zions Bank. Under the Liquidity Agreement, Zions Bank has also purchased assets due to security ratings downgrades and the inability of Lockhart to issue commercial paper. See “Off-Balance Sheet Arrangement” for information about Lockhart and the Liquidity Agreement.

The Company’s investment activities can also provide or use cash. For the first six months of 2008, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $830 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For the first six months of 2008, organic loan growth resulted in a net cash outflow of $1.9 billion.

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

Total shareholders’ equity on June 30, 2008 was $5,274 million compared to $5,328 million at March 31, 2008, $5,293 million at December 31, 2007, and $5,225 million at June 30, 2007. The Company’s capital ratios were as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

				Percentage
	June 30,	December 31,	June 30,	required to be
	2008	2007	2007	well capitalized

Tangible equity ratio	5.97%	6.17%	6.52%	na
Tangible common equity ratio	5.51%	5.70%	6.00%	na
Average equity to average assets
(three months ended)	9.96%	10.47%	10.92%	na

Risk-based capital ratios:
Tier 1 leverage	7.20%	7.37%	7.83%	5.00%
Tier 1 risk-based capital	7.45%	7.57%	7.82%	6.00%
Total risk-based capital	11.58%	11.68%	11.91%	10.00%

It is our belief that capital not considered necessary to support current and anticipated business should be returned to the Company’s shareholders through dividends and repurchases of its shares. The Company has stated that its target range for the tangible equity ratio is 6.25% to 6.50%; the actual ratio at June 30, 2008 was 5.97% compared to 6.17% at December 31, 2007 and 6.52% at June 30, 2007. The decrease in total shareholders’ equity from December 31, 2007 is primarily due to unrealized losses in OCI from fair value declines on available-for-sale securities. The decrease from March 31, 2008 is mainly due to unrealized losses in OCI from fair value declines on available-for-sale securities and to decreases in fair value on interest rate swaps used for interest rate risk management.

As of June 30, 2008, the Company has a $56.3 million remaining authorization from its Board of Directors for the repurchase of common stock. However, the Company has not repurchased any shares since August 16, 2007 and has suspended its common stock repurchase program to conserve capital due to continuing capital market disruptions and uncertainties regarding future economic conditions.

The Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. As of June 30, 2008, the Company and each of its subsidiary banks met the “well capitalized” guidelines under regulatory standards.

Dividends of $0.43 per common share were paid in the second quarters of both 2008 and 2007. For the three months ended June 30, 2008, the Company paid $46.2 million in common stock dividends compared to $46.5 million in the same period of 2007.

In December 2006, the Company issued $240 million of preferred stock. During the six months ended June 30, 2008, the Company declared and set aside funds of $4.9 million for preferred dividends compared to $7.2 million during the comparable period in 2007. The Company declared and set aside $2.5 million for preferred dividends during the second quarter of 2008 and $3.6 million during the second quarter of 2007.

At its July 2008 meeting, the Company’s Board of Directors declared a dividend of $0.43 per share of common stock. The dividend is payable August 20, 2008 to shareholders of record as of the close of business on August 6, 2008.

Subsequent Event
On July 2, 2008, the Company completed a $46.7 million offering of 9.50% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock. The Company issued 46,949 shares in the form of 1,877,971 depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. Terms and conditions, except for the dividend amount, are generally similar to the existing issuance of Series A floating rate preferred stock previously discussed and also described in the Company’s

ZIONS BANCORPORATION AND SUBSIDIARIES

Annual Report on Form 10-K for the year ended December 31, 2007. The offering was sold via Zions’ online auction process and direct sales primarily by the Company’s broker/dealer subsidiary. On a pro forma basis, this preferred stock adds approximately 9 basis points to all capital ratios shown previously other than the tangible common equity ratio.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the second quarter of 2008:

			Total number of shares	Approximate dollar
	Total number	Average	purchased as part of	value of shares that
	of shares	price paid	publicly announced	may yet be purchased
Period	repurchased (1)	per share	plans or programs	under the plan (2)

April	-	$-	-	$56,250,315
May	47,042	48.82	-	56,250,315
June	1,272	36.18	-	56,250,315
Quarter	48,314	48.49	-

(1) All share repurchases during the second quarter of 2008 were made to pay for payroll taxes upon the vesting of restricted stock.
(2) This is the remaining balance available under the $400 million common stock repurchase authorization approved by the Board of Directors in December 2006.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The annual meeting of shareholders of the Registrant was held on April 24, 2008. The total number of shares eligible for voting was 107,138,937.

b)	Election of Directors

Proxies were solicited by the Company’s management pursuant to Regulation 14A of the Securities Exchange Act of 1934. Those directors nominated (Proposal 1) in the proxy statement are shown under c) following. There was no solicitation opposing management’s nominees for directors and all such nominees were elected pursuant to the vote of the shareholders. Directors whose terms of office continued after the meeting were:

R. D. Cash	Roger B. Porter	L. E. Simmons
Patricia Frobes	Harris H. Simmons	Steven C. Wheelwright
J. David Heaney

c)	The matters voted upon and the results were as follows:

1)	Nomination and election of directors (Proposal 1):

	For	Against	Abstain

Jerry C. Atkin	78,592,016	1,108,254	1,500,565
Stephen D. Quinn	78,645,589	945,534	1,609,712
Shelley Thomas Williams	78,520,248	1,054,435	1,626,152

ZIONS BANCORPORATION AND SUBSIDIARIES

2)
That the shareholders of Zions Bancorporation request its Board of Directors to take the steps necessary to eliminate classification of terms of its Board of Directors to require that all Directors stand for election annually. The Board declassification shall be completed in a manner that does not affect the unexpired terms of the previously elected Directors (Proposal 2).

For	Against	Abstain	Broker Non-Votes

48,724,587	5,951,740	3,161,562	23,362,946

3)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 (Proposal 3):

For	Against	Abstain

78,991,360	702,393	1,507,082

ITEM 6.          EXHIBITS

a)	Exhibits

Exhibit Number		Description

3.1		Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2
Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.
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
*

3.7		Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7,2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8		Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

31.1		Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2		Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

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

ZIONS BANCORPORATION

Date: August 8, 2008	By:	/s/ Harris H. Simmons
Name: Harris H. Simmons
Title: Chairman, President and Chief Executive Officer

By:	/s/ Doyle L. Arnold
Name: Doyle L. Arnold
Title: Vice Chairman and Chief Financial Officer