Form 10-Q
period 2008-09-30
ZIONS BANCORPORATION /UT/
filed 2008-11-07
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at October 31, 2008	115,343,553 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2008	December 31, 2007	September 30, 2007
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,441,957	$1,855,155	$1,481,238
Money market investments:
Interest-bearing deposits and commercial paper	568,875	726,446	513,395
Federal funds sold	274,129	102,225	23,567
Security resell agreements	170,009	671,537	484,678
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $1,587,006, $702,148 and $686,026)	1,917,354	704,441	695,842
Available-for-sale, at fair value	2,792,236	5,134,610	4,549,721
Trading account, at fair value (includes $531, $741 and $22 transferred as collateral under repurchase agreements)	45,769	21,849	15,494

	4,755,359	5,860,900	5,261,057
Loans:
Loans held for sale	152,095	207,943	200,653
Loans and leases	41,876,371	39,044,163	37,778,228

	42,028,466	39,252,106	37,978,881
Less:
Unearned income and fees, net of related costs	140,773	164,327	156,622
Allowance for loan losses	609,433	459,376	418,165

Loans and leases, net of allowance	41,278,260	38,628,403	37,404,094

Other noninterest-bearing investments	1,170,367	1,034,412	1,043,475
Premises and equipment, net	675,480	655,712	658,294
Goodwill	2,009,504	2,009,513	2,021,519
Core deposit and other intangibles	133,989	149,493	172,140
Other real estate owned	156,817	15,201	11,973
Other assets	1,339,422	1,238,417	969,256

	$53,974,168	$52,947,414	$50,044,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$9,413,484	$9,618,300	$9,322,668
Interest-bearing:
Savings and NOW	4,341,873	4,507,837	4,365,600
Money market	11,703,163	10,304,225	10,446,015
Internet money market	2,384,125	2,163,014	1,707,544
Time under $100,000	2,954,116	2,562,363	2,599,595
Time $100,000 and over	4,468,225	4,391,588	4,535,644
Foreign	3,325,915	3,375,426	2,797,647

	38,590,901	36,922,753	35,774,713

Securities sold, not yet purchased	29,528	224,269	21,036
Federal funds purchased	1,179,197	2,463,460	2,391,805
Security repurchase agreements	734,379	1,298,112	1,070,702
Other liabilities	649,672	644,375	560,853
Commercial paper	40,493	297,850	411,007
Federal Home Loan Bank advances and other borrowings:
One year or less	4,455,234	3,181,990	2,037,644
Over one year	128,855	127,612	128,218
Long-term debt	2,569,594	2,463,254	2,354,317

Total liabilities	48,377,853	47,623,675	44,750,295

Minority interest	30,288	30,939	37,411
Shareholders’ equity:
Capital stock:
Preferred stock, without par value, authorized 3,000,000 shares:
Series A and C (liquidation preference $1,000 per share); issued and outstanding 240,000 and 46,949 shares	286,949	240,000	240,000
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 115,302,598, 107,116,505 and 106,934,360 shares	2,482,517	2,212,237	2,200,228
Retained earnings	2,968,242	2,910,692	2,914,439
Accumulated other comprehensive income (loss)	(157,305)	(58,835)	(86,914)
Deferred compensation	(14,376)	(11,294)	(10,773)

Total shareholders’ equity	5,566,027	5,292,800	5,256,980

	$53,974,168	$52,947,414	$50,044,686

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$663,677	$724,598	$1,995,227	$2,096,197
Interest on loans held for sale	1,916	3,695	7,632	11,892
Lease financing	5,515	5,461	17,100	15,901
Interest on money market investments	9,267	10,841	40,608	24,939
Interest on securities:
Held-to-maturity – taxable	21,780	2,343	39,965	6,610
Held-to-maturity – nontaxable	6,319	6,402	18,972	18,720
Available-for-sale – taxable	25,044	61,248	122,459	193,580
Available-for-sale – nontaxable	1,697	2,274	5,459	7,130
Trading account	437	880	1,277	2,838

Total interest income	735,652	817,742	2,248,699	2,377,807

Interest expense:
Interest on savings and money market deposits	90,720	123,586	274,851	353,984
Interest on time and foreign deposits	74,837	119,781	264,519	353,111
Interest on short-term borrowings	47,518	59,034	153,907	151,095
Interest on long-term borrowings	30,574	38,704	92,218	116,550

Total interest expense	243,649	341,105	785,495	974,740

Net interest income	492,003	476,637	1,463,204	1,403,067
Provision for loan losses	156,606	55,354	363,080	82,228

Net interest income after provision for loan losses	335,397	421,283	1,100,124	1,320,839

Noninterest income:
Service charges and fees on deposit accounts	53,695	46,919	154,347	135,420
Other service charges, commissions and fees	42,794	44,471	127,137	126,159
Trust and wealth management income	8,865	9,040	28,842	26,381
Capital markets and foreign exchange	12,257	11,325	34,850	32,956
Dividends and other investment income	7,042	14,720	30,361	37,084
Loan sales and servicing income	3,633	11,607	19,959	29,863
Income from securities conduit	336	3,221	3,960	15,704
Fair value and nonhedge derivative loss	(26,155)	(9,391)	(42,157)	(7,222)
Equity securities gains, net	12,971	11,072	14,918	16,370
Fixed income securities gains, net	135	58	1,988	3,772
Impairment losses on investment securities and valuation losses on securities purchased from Lockhart Funding	(28,022)	–	(112,772)	–
Other	2,059	2,781	11,549	16,091

Total noninterest income	89,610	145,823	272,982	432,578

Noninterest expense:
Salaries and employee benefits	208,995	204,488	619,640	608,743
Occupancy, net	30,552	27,203	84,715	80,126
Furniture and equipment	24,281	23,996	73,629	71,535
Legal and professional services	11,297	10,918	30,743	31,697
Postage and supplies	9,257	10,024	27,582	27,096
Advertising	6,782	6,624	20,653	20,598
Impairment losses on long-lived assets	2,239	–	2,239	–
Merger related expense	384	682	972	4,579
Amortization of core deposit and other intangibles	8,096	11,495	25,107	34,436
Provision (credit) for unfunded lending commitments	(3,264)	172	2,044	1,700
Other	73,657	56,429	189,472	171,112

Total noninterest expense	372,276	352,031	1,076,796	1,051,622

Income before income taxes and minority interest	52,731	215,075	296,310	701,795
Income taxes	11,214	71,853	83,147	246,772
Minority interest	3,757	7,490	(3,544)	6,819

Net income	37,760	135,732	216,707	448,204
Preferred stock dividends	4,409	3,770	9,316	10,980

Net earnings applicable to common shareholders	$33,351	$131,962	$207,391	$437,224

Weighted average common shares outstanding during the period:
Basic shares	108,407	106,814	107,176	107,671
Diluted shares	108,497	107,880	107,333	109,059

Net earnings per common share:
Basic	$0.31	$1.24	$1.94	$4.06
Diluted	0.31	1.22	1.93	4.01

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Total shareholders’ equity
		Shares	Amount

Balance, December 31, 2007	$240,000	107,116,505	$2,212,237	$2,910,692	$(58,835)	$(11,294)	$5,292,800
Cumulative effect of change in accounting principle, adoption of SFAS 159				(11,471)	11,471		–
Comprehensive income:
Net income for the period				216,707			216,707
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests					(210,856)
Foreign currency translation					(52)
Reclassification for net realized losses on investments recorded in operations					67,129
Net unrealized gains on derivative instruments					33,104
Pension and postretirement					734

Other comprehensive loss					(109,941)		(109,941)

Total comprehensive income							106,766
Issuance of preferred stock	46,949		(503)				46,446
Issuance of common stock		7,194,079	244,889				244,889
Stock issued under dividend reinvestment plan		39,857	1,261				1,261
Net stock issued under employee plans and related tax benefits		952,157	24,633				24,633
Dividends declared on preferred stock				(9,316)			(9,316)
Dividends on common stock, $1.29 per share				(138,370)			(138,370)
Change in deferred compensation						(3,082)	(3,082)

Balance, September 30, 2008	$286,949	115,302,598	$2,482,517	$2,968,242	$(157,305)	$(14,376)	$5,566,027

Balance, December 31, 2006	$240,000	106,720,884	$2,230,303	$2,602,189	$(75,849)	$(9,620)	$4,987,023
Cumulative effect of change in accounting principle, adoption of FIN 48				10,408			10,408
Comprehensive income:
Net income for the period				448,204			448,204
Other comprehensive loss, net of tax:
Net realized and unrealized holding losses on investments and retained interests					(49,338)
Foreign currency translation					12
Reclassification for net realized gains on investments recorded in operations					(3,889)
Net unrealized gains on derivative instruments					42,150

Other comprehensive loss					(11,065)		(11,065)

Total comprehensive income							437,139
Common stock issued in acquisition		2,600,117	206,075				206,075
Stock redeemed and retired		(3,933,128)	(318,756)				(318,756)
Net stock issued under employee plans and related tax benefits		1,546,487	82,606				82,606
Dividends declared on preferred stock				(10,980)			(10,980)
Dividends on common stock, $1.25 per share				(135,382)			(135,382)
Change in deferred compensation						(1,153)	(1,153)

Balance, September 30, 2007	$240,000	106,934,360	$2,200,228	$2,914,439	$(86,914)	$(10,773)	$5,256,980

Total comprehensive income for the three months ended September 30, 2008 and 2007 was $38,780 and $161,658, respectively.

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income for the period	$37,760	$135,732	$216,707	$448,204
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment and valuation losses on investment securities and long-lived assets	30,261	–	115,011	–
Provision for loan losses	156,606	55,354	363,080	82,228
Depreciation of premises and equipment	17,918	18,438	52,830	58,090
Amortization	19,729	12,888	48,996	35,883
Deferred income tax benefit	(48,293)	(30,075)	(119,187)	(52,099)
Share-based compensation	8,875	6,499	23,255	19,481
Common stock issued for 401(k) employer match	4,379	–	4,379	–
Excess tax benefits from share-based compensation	(128)	(947)	(527)	(11,540)
Gain (loss) allocated to minority interest	3,757	7,490	(3,544)	6,819
Equity securities gains, net	(12,971)	(11,072)	(14,918)	(16,370)
Fixed income securities gains, net	(135)	(58)	(1,988)	(3,772)
Net decrease (increase) in trading securities	5,901	7,314	(15,819)	47,942
Principal payments on and proceeds from sales of loans held for sale	224,344	327,892	887,700	895,809
Additions to loans held for sale	(221,828)	(333,500)	(851,599)	(938,500)
Net losses (gains) on sales of loans, leases and other assets	4,587	(6,225)	(5,956)	(12,179)
Income from increase in cash surrender value of bank-owned life insurance	(6,393)	(6,498)	(18,994)	(19,655)
Change in accrued income taxes	8,861	15,721	(68,764)	28,782
Change in accrued interest receivable	14,171	(6,685)	36,390	(5,713)
Change in other assets	164,171	74,884	82,898	70,979
Change in other liabilities	87,690	(60,065)	60,365	(105,845)
Change in accrued interest payable	1,308	4,911	(10,016)	2,740
Other, net	(5,271)	(5,896)	3,580	(18,833)

Net cash provided by operating activities	495,299	206,102	783,879	512,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	250,244	(353,387)	487,195	(351,064)
Proceeds from maturities of investment securities held-to-maturity	28,379	36,788	82,271	90,822
Purchases of investment securities held-to-maturity	(43,162)	(30,339)	(83,345)	(110,091)
Proceeds from sales of investment securities available-for-sale	82,422	251,856	586,878	610,441
Proceeds from maturities of investment securities available-for-sale	382,356	701,567	3,021,041	2,056,755
Purchases of investment securities available-for-sale	(459,523)	(969,231)	(2,786,420)	(2,250,559)
Proceeds from sales of loans and leases	211,808	11,850	260,947	42,567
Securitized loans purchased	(8,639)	–	(1,165,943)	–
Net increase in loans and leases	(358,017)	(1,000,894)	(2,288,981)	(2,430,212)
Net decrease (increase) in other noninterest-bearing investments	(6,624)	(45,145)	(120,492)	42,069
Proceeds from sales of premises and equipment and other assets	106	3,221	8,534	6,975
Purchases of premises and equipment	(37,999)	(28,592)	(81,806)	(77,479)
Proceeds from sales of other real estate owned	14,875	1,593	33,866	6,684
Net cash received from (paid for) acquisitions	688,940	(12,970)	688,940	27,274
Net cash received from sale of subsidiary	–	–	–	6,995

Net cash provided by (used in) investing activities	745,166	(1,433,683)	(1,357,315)	(2,328,823)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$250,943	$(515,847)	$936,107	$(406,778)
Net change in short-term funds borrowed	(1,933,434)	1,727,137	(1,027,016)	2,209,805
Proceeds from FHLB advances and other borrowings over one year	–	–	3,500	–
Payments on FHLB advances and other borrowings over one year	(619)	(614)	(2,257)	(8,840)
Proceeds from issuance of long-term debt	28,460	–	261,336	–
Debt issuance costs	(64)	–	(675)	(32)
Payments on long-term debt	(137,000)	(7,732)	(155,025)	(34,982)
Proceeds from issuance of preferred stock	46,446	–	46,446	–
Proceeds from issuance of common stock	244,914	4,017	246,355	56,423
Payments to redeem common stock	(55)	(90,129)	(2,635)	(321,974)
Excess tax benefits from share-based compensation	128	947	527	11,540
Dividends paid on preferred stock	(4,409)	(3,770)	(9,316)	(10,980)
Dividends paid on common stock	(45,542)	(46,136)	(137,109)	(135,382)

Net cash provided by (used in) financing activities	(1,550,232)	1,067,873	160,238	1,358,800

Net decrease in cash and due from banks	(309,767)	(159,708)	(413,198)	(457,572)
Cash and due from banks at beginning of period	1,751,724	1,640,946	1,855,155	1,938,810

Cash and due from banks at end of period	$1,441,957	$1,481,238	$1,441,957	$1,481,238

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$239,041	$335,531	$793,697	$964,517
Income taxes	42,150	84,489	259,402	256,472
Noncash items:
Investment securities available-for-sale transferred to investment securities held-to-maturity	–	–	1,226,832	–
Loans transferred to other real estate owned	57,951	4,587	192,425	14,391
Acquisitions:
Common stock issued	–	–	–	206,075
Assets acquired	66,192	–	66,192	1,348,233
Liabilities assumed	737,116	–	737,116	1,142,158

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2008

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

Operating results for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2007 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company provides a full range of banking and related services through banking subsidiaries in ten Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). The Parent also owns and operates certain nonbank subsidiaries that engage in the development and sale of financial technologies and related services.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. Both Statements are effective for annual and interim financial statements beginning on or after December 15, 2008. Generally, adoption is prospective and early adoption is prohibited. Management is evaluating the impact these Statements may have on the Company’s financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

Effective January 1, 2008, we adopted the provisions of FASB Staff Position (“FSP”) FIN 39-1, Offsetting of Amounts Related to Certain Contracts. FSP FIN 39-1 permits entities to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. At September 30, 2008, cash collateral was used to reduce recorded amounts of derivative assets by approximately $69 million. The reduction of derivative liabilities was insignificant.

Additional accounting pronouncements recently adopted are discussed where applicable in the Notes to Consolidated Financial Statements.

3.    ACQUISITION

Effective September 5, 2008, the Company acquired from the FDIC the insured deposits and certain assets of the failed Silver State Bank, headquartered in Henderson, Nevada. The acquisition was made through the Company’s Nevada State Bank and National Bank of Arizona subsidiaries and included approximately $737 million of deposits and $66 million of assets.

4.    INVESTMENT SECURITIES

As a result of an ongoing valuation review of our investment securities portfolio, we recognized a pretax charge of approximately $28.0 million during the third quarter of 2008 for certain investment securities deemed to have other-than-temporary impairment (“OTTI”). Details of this OTTI are as follows:

•	$19.2 million for three bank and insurance trust preferred collateralized debt obligations (“CDOs”)

•	$1.3 million for two bank and insurance income notes (OTTI also taken previously)

•	$4.1 million for three trust preferred CDOs related to real estate investment trusts (“REITs”) (OTTI also taken previously)

•	$3.4 million for two structured asset-backed (“ABS”) CDOs

For the first nine months of 2008, total OTTI was $107.6 million. As discussed in Note 5, valuation losses on securities purchased from Lockhart Funding, LLC (“Lockhart”) during the first quarter of 2008 were $5.2 million. The total of these amounts comprises the “Impairment losses on investment securities and valuation losses on securities purchased from Lockhart Funding” in the statement of income for the first nine months of 2008.

During the second quarter of 2008, we reassessed the classification of certain asset-backed and trust preferred CDOs. On April 28, 2008, we reclassified approximately $1.2 billion at fair value of these available-for-sale (“AFS”) securities to held-to-maturity (“HTM”). The related unrealized pretax loss of approximately $273 million included in accumulated other comprehensive income (“OCI”) remained in OCI and is being amortized as a yield adjustment through earnings over the remaining terms of the securities. No gain or loss was recognized at the time of reclassification. We consider the HTM classification to be more appropriate because we have the ability and the intent to hold these securities to maturity.

At September 30, 2008, unrealized pretax losses recognized in OCI were $248.5 million for HTM securities and $145.8 million for AFS securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

5.    OFF-BALANCE SHEET ARRANGEMENT

Zions Bank provides a liquidity facility for a fee to Lockhart, which is an off-balance sheet qualifying special-purpose entity (“QSPE”) securities conduit. Lockhart was structured to purchase floating rate U.S. Government and AAA-rated securities with funds from the issuance of asset-backed commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee.

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

During the first and second quarters of 2008, Zions Bank purchased an aggregate of $1,067 million of securities and related accrued interest at book value from Lockhart. Of these purchases, $792 million were required by the Liquidity Agreement when the securities, and MBIA Inc. which insured certain of the securities, were downgraded below AA-. The remaining $275 million were due to the inability of Lockhart to issue a sufficient amount of commercial paper.

The securities purchased included $987 million which comprised the entire remaining small business loan securitizations created by Zions Bank and held by Lockhart. No gain or loss was recognized on these purchases. Upon dissolution of the securitization trusts (including a total of $170 million of related securities owned by the Parent), Zions Bank recorded $1,180 million of loans on its balance sheet including $23 million of premium. See further discussion of this premium in Note 9.

The commitment of Zions Bank to Lockhart cannot exceed the book value of Lockhart’s securities portfolio, which was approximately $828 million at September 30, 2008. Lockhart is limited in size by program agreements, agreements with rating agencies, and the size of the liquidity facility. The book value of Lockhart’s remaining securities portfolio exceeded the fair value of the securities by approximately $110 million at September 30, 2008. During the first quarter of 2008, Zions Bank recorded valuation losses of approximately $5.2 million when it purchased certain securities from Lockhart.

As permitted by the governing documents, the Company has also purchased asset-backed commercial paper from Lockhart and held approximately $557 million on its balance sheet at September 30, 2008. The average amount of Lockhart commercial paper included in money market investments for the three months ended September 30, 2008 was approximately $597 million. These purchases were made to provide liquidity to Lockhart due to ongoing contraction and disruptions in the asset-backed commercial paper markets. If at any given time the Company were to own more than 90% of Lockhart’s outstanding commercial paper (beneficial interest), Lockhart would cease to be a QSPE and the Company would be required to consolidate Lockhart in its financial statements.

On September 15, 2008, the FASB issued a proposed amendment, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, that among other things, would remove the concept of a QSPE and remove the exception from applying FIN 46R to QSPEs. The proposed amendment would be effective for calendar-year companies beginning in 2010. Management is monitoring these developments as they relate to the operations and existence of Lockhart.

ZIONS BANCORPORATION AND SUBSIDIARIES

6.    DEBT

During the third quarter and first nine months of 2008, the Company issued a net amount of $28.5 million and $261.3 million, respectively, of one- and two-year senior medium-term notes at coupon rates ranging from 4.50% to 5.65%. Interest is payable semiannually. These unsecured notes were sold via Zions’ online auction process and direct sales. They were issued under the Company’s existing shelf registration with the Securities and Exchange Commission (“SEC”).

The Company repaid senior medium-term notes of $137 million and $155 million during the third quarter and first nine months of 2008, respectively.

7.     INCOME TAXES

The lower effective tax rate during the third quarter of 2008 is mainly due to lower taxable income in 2008, which increased the proportion of nontaxable income relative to total income. Income tax expense for the first nine months of 2008 included a net benefit of approximately $5.3 million primarily from a settlement with governmental authorities during the second quarter that allowed the Company to reduce its liability and related interest for uncertain tax positions under the provisions of FIN 48.

ZIONS BANCORPORATION AND SUBSIDIARIES

8.    SHAREHOLDERS’ EQUITY

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total

Nine Months Ended September 30, 2008:

Balance, December 31, 2007	$ (108,766)	$ 65,213	$ (15,282)	$ (58,835)
Cumulative effect of change in accounting principle, adoption of SFAS 159	11,471			11,471
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $130,611	(210,856)			(210,856)
Foreign currency translation	(52)			(52)
Reclassification for net realized losses recorded in operations, net of income tax benefit of $41,582	67,129			67,129
Net unrealized gains, net of reclassification to operations of $40,219 and income tax expense of $20,927		33,104		33,104
Pension and postretirement, net of income tax expense of $477			734	734

Other comprehensive income (loss)	(143,779)	33,104	734	(109,941)

Balance, September 30, 2008	$ (241,074)	$ 98,317	$ (14,548)	$ (157,305)

Nine Months Ended September 30, 2007:

Balance, December 31, 2006	$ (18,371)	$ (41,716)	$ (15,762)	$ (75,849)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $30,562	(49,338)			(49,338)
Foreign currency translation	12			12
Reclassification for net realized gains recorded in operations, net of income tax expense of $2,409	(3,889)			(3,889)
Net unrealized gains, net of reclassification to operations of $(33,432) and income tax expense of $27,953		42,150		42,150

Other comprehensive income (loss)	(53,215)	42,150	–	(11,065)

Balance, September 30, 2007	$ (71,586)	$ 434	$ (15,762)	$ (86,914)

On July 2, 2008, the Company completed a $47 million offering of 9.50% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock. The Company issued 46,949 shares in the form of 1,877,971 depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. Terms and conditions, except for the dividend amount, are generally similar to the existing issuance of Series A floating rate preferred stock described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The offering was sold via Zions’ online auction process and direct sales primarily by the Company’s broker/dealer subsidiary.

During September 8-11, 2008, the Company issued $250 million of new common stock consisting of 7,194,079 shares at an average price of $34.75 per share. Net of issuance costs and fees, this issuance added $244.9 million to common shareholders’ equity.

ZIONS BANCORPORATION AND SUBSIDIARIES

On October 27, 2008, the U.S. Department of the Treasury gave preliminary approval to the Company’s application to receive a capital investment of $1.4 billion. The application was made under the Treasury’s Capital Purchase Program announced on October 14, 2008. The capital investment is expected to be received prior to year-end and will be in the form of nonvoting senior preferred shares pari passu with the Company’s existing preferred shares. The Company will also issue to the Treasury warrants exercisable for 10 years to purchase $210 million of the Company’s common shares. The number of common shares issuable under the warrants will be determined from the average share price during a specified 20-day trading period. The preferred shares will qualify for regulatory Tier 1 capital and may be redeemed after three years. They will have a dividend rate of 5% for the first five years, increasing to 9% thereafter. Among other things, the Company will be subject to restrictions and conditions including those related to common dividends, share repurchases, executive compensation, and corporate governance.

9.    FAIR VALUE

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Available-for-sale and trading investment securities are fair valued under Level 1 using quoted market prices when available for identical securities. When quoted prices are not available, fair values are determined under Level 2 using quoted prices for similar securities or independent pricing services that incorporate observable market data when possible. Available-for-sale securities include certain CDOs that consist of trust preferred securities related to banks and insurance companies and to REITs. Where possible, the fair value of these CDOs is priced under Level 2 using a whole market price quote method that incorporates matrix pricing and uses the prices of securities of similar type and rating to value comparable securities held by the Company. This method is described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. If sufficient information is not available for matrix pricing, fair value is determined under Level 3 using nonbinding single dealer quotes or the model pricing discussed subsequently.

At September 30, 2008 due to the market conditions subsequently described, the Company determined that certain CDOs with an amortized cost of $1,878 million at September 30, 2008 previously fair valued under a Level 2 matrix approach would be more appropriately fair valued under a Level 3 cash flow modeling approach. Additional securities of $190 million at amortized cost previously fair valued with Level 3 single dealer quotes were also moved to a Level 3 cash flow modeling approach. The total of these amounts, or $2,068 million, included approximately $1,353 million accounted for as HTM securities.

Because of recent market disruptions, particularly during the third quarter of 2008, both the SEC on September 30, 2008 (Release No. 2008-234) and the FASB on October 10, 2008 (FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active) issued additional guidance on fair value accounting when markets become distressed and inactive. In general, this guidance clarifies under such market conditions when and how an entity might appropriately determine fair value using unobservable inputs under Level 3 rather than using observable inputs under Level 2, particularly when significant adjustments become necessary under Level 2 and extensive judgment must be employed to evaluate inputs and results in estimating fair value.

The Company values its CDO portfolio using several methodologies that primarily include internal and third party models and to a lesser extent dealer quotes and pricing services. A licensed model is used internally to fair value bank and insurance trust preferred CDOs. This model uses estimated values of expected losses on underlying collateral and applies market-based discount rates on resultant cash flows to estimate fair value. Third party models are used to fair value certain REIT and ABS CDOs. These models utilize relevant data assumptions, which are evaluated by the Company for reasonableness. These assumptions include but are not limited to probability of default, collateral recovery rates, discount rates, over-collateralization levels, and rating transition probability matrices from rating agencies. The model prices obtained from third party services were evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data which included third party and internal model results and valuations. The Company’s decision to use Level 3 model pricing for certain CDOs was made due to continued trading contraction of these securities and the lack of observable market inputs to value such securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Assets and liabilities measured at fair value on a recurring basis, including those elected under SFAS 159, are summarized as follows at September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3		Total

ASSETS
Investment securities:
Available-for-sale	$ 40,610	$ 1,985,267	$ 766,359		$ 2,792,236
Trading account		40,364	5,405	(1)	45,769
Other noninterest-bearing investments:
Private equity		26,660			26,660
Other assets:
Derivatives	9,847	286,795			296,642

	$ 50,457	$ 2,339,086	$ 771,764		$ 3,161,307

LIABILITIES
Securities sold, not yet purchased		$ 29,528			$ 29,528
Other liabilities:
Derivatives	$ 6,747	158,229			164,976
Other			$ 1,422		1,422

	$ 6,747	$ 187,757	$ 1,422		$ 195,926

(1)	Elected under SFAS 159 for fair value option, as discussed subsequently.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following reconciles the beginning and ending balances of assets and liabilities for the three- and nine-month periods ended September 30, 2008 that are measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Level 3 Instruments
	Three Months Ended September 30, 2008
	Investment securities		Retained
	Available-	Trading	interests from	Other
	for-sale	account (1)	securitizations (1)	liabilities

Balance at June 30, 2008	$182,268	$5,724	$–	$(292)
Total net gains (losses) included in:
Statement of income (2):
Fair value and nonhedge derivative income (loss)		(319)	–
Impairment losses on available-for sale securities	(14,006)
Other noninterest expense				(1,130)
Other comprehensive income (loss)	(57,429)
Purchases, sales, issuances, and settlements, net	(4,315)		–
Net transfers in (out)	659,841	–	–	–

Balance at September 30, 2008	$766,359	$5,405	$–	$(1,422)

	Level 3 Instruments
	Nine Months Ended September 30, 2008
	Investment securities		Retained
	Available-	Trading	interests from	Other
	for-sale	account (1)	securitizations (1)	liabilities

Balance at January 1, 2008	$337,338	$8,100	$42,426	$(44)
Total net gains (losses) included in:
Statement of income (2):
Fair value and nonhedge derivative income (loss)		(2,695)	(2,098)
Impairment losses on available-for sale securities and valuation losses on securities purchased from Lockhart Funding	(82,032)
Other noninterest expense				(378)
Other comprehensive income (loss)	(123,560)
Proceeds from ESOARS auction				(1,000)
Fair value of available-for-sale securities transferred to held-to-maturity	(200,873)
Purchases, sales, issuances, and settlements, net	(5,985)		(13,593)
Net transfers in (out)	841,471	–	(26,735)	–

Balance at September 30, 2008	$766,359	$5,405	$–	$(1,422)

(1)	Elected under SFAS 159 for fair value option, as discussed subsequently.
(2)	Amounts are all unrealized.

ZIONS BANCORPORATION AND SUBSIDIARIES

Assets measured at fair value on a nonrecurring basis are summarized as follows (in thousands):

					Gains (losses) from fair value changes
	Fair value at September 30, 2008				Three months ended	Nine months ended
	Level 1	Level 2	Level 3	Total	September 30, 2008	September 30, 2008

ASSETS
Loans held for sale		$ 16,355		$ 16,355	$ (355)	$ (349)
Impaired loans		200,805		200,805	(2,759)	(34,887)
Other noninterest-bearing investments:
Private equity			$ 63,430	63,430	7,957	550

	$ –	$ 217,160	$ 63,430	$ 280,590	$ 4,843	$ (34,686)

Loans held for sale relate to loans purchased under the Small Business Administration 7(a) program. They are fair valued under Level 2 based on quotes of comparable instruments.

Impaired loans that are collateral-dependent are fair valued under Level 2 based on the fair value of the collateral, which is determined when appropriate from appraisals and other observable market data.

Fair Value Option

SFAS 159 allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The option may be applied instrument by instrument, but is on an irrevocable basis. As of January 1, 2008, the Company elected the fair value option for one available-for-sale REIT trust preferred CDO security and three retained interests on selected small business loan securitizations. The cumulative effect of adopting SFAS 159 decreased retained earnings at January 1, 2008 by approximately $11.5 million.

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

The retained interests were selected to more appropriately reflect their fair value and to account for increases and decreases in their fair value through earnings. Net decreases in fair value of approximately $2.1 million during the first and second quarters of 2008 were recognized in fair value and nonhedge derivative income (loss) in the statement of income. However as discussed in Note 5, during the first and second quarters of 2008, Zions Bank purchased securities from Lockhart that comprised the entire remaining small business loan securitizations created by Zions Bank and held by Lockhart. These retained interests related to the securities purchased and, as part of the purchase transaction, were included with the $23 million premium amount recorded with the loan balances at Zions Bank.

ZIONS BANCORPORATION AND SUBSIDIARIES

10.    GUARANTEES AND COMMITMENTS

The following are guarantees issued by the Company (in thousands):

	September 30, 2008	December 31, 2007

Standby letters of credit:
Financial	$ 1,349,044	$ 1,317,304
Performance	272,092	351,150

	$ 1,621,136	$ 1,668,454

The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 contains further information on these letters of credit including their terms and collateral requirements. At September 30, 2008, the carrying value recorded by the Company as a liability for these guarantees was $5.6 million.

As of September 30, 2008, the Parent has guaranteed approximately $300.4 million of debt primarily issued by affiliated trusts issuing trust preferred securities.

During the first quarter of 2008, the Company’s subsidiary banks recorded an aggregate pretax cash gain of approximately $12.4 million from the partial redemption of their equity interests in Visa Inc. The redemption approximated 39% of the subsidiary banks’ equity interests and was included in equity securities gains (losses), net in the statement of income for the nine months ended September 30, 2008. Also during the first quarter of 2008, the Company reversed approximately $5.6 million of the $8.1 million accrual established during the fourth quarter of 2007 for indemnification liabilities related to certain Visa (SM) litigation. The effect of this reversal is included in other noninterest expense in the statement of income for the nine months ended September 30, 2008. In accordance with generally accepted accounting principles and recent guidance from the SEC, the Company’s subsidiary banks have not recognized any value for their remaining investment in Visa.

See Note 5 for a discussion of Zions Bank’s commitment to Lockhart.

11.    RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans (in thousands):

			Supplemental						Supplemental
			retirement		Postretirement				retirement		Postretirement
	Pension benefits		benefits		benefits		Pension benefits		benefits		benefits
	Three Months Ended September 30,						Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007

Service cost	$94	$93	$ –	$–	$8	$27	$296	$337	$–	$–	$49	$79
Interest cost	2,061	2,081	194	211	19	79	6,501	6,323	552	565	162	238
Expected return on plan assets	(2,628)	(2,822)	–	–	–	–	(8,290)	(8,621)	–	–	–	–
Amortization of prior service cost (credit)	–	–	43	54	(61)	–	–	–	116	117	(81)	–
Amortization of transition liability	–	–	–	7	–	–	–	–	–	15	–	–
Settlement gain	–	–	–	–	–	–	–	–	–	–	(2,973)	–
Amortization of net actuarial (gain) loss	227	264	(5)	72	(52)	(67)	716	775	(17)	66	(154)	(201)

Net periodic benefit cost (credit)	$(246)	$(384)	$ 232	$344	$(86)	$39	$(777)	$(1,186)	$651	$763	$(2,997)	$116

ZIONS BANCORPORATION AND SUBSIDIARIES

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

12.    OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of September 30, 2008, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 114 branches in Utah and 25 branches in Idaho. CB&T operates 90 branches in California. Amegy operates 87 branches in Texas. NBA operates 78 branches in Arizona. NSB operates 71 branches in Nevada. Vectra operates 40 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. Additionally, Zions Bank, CB&T, Amegy, NBA, Vectra, and TCBW each operate a foreign branch in the Grand Cayman Islands. NSB has an application pending to open a foreign branch. In addition, as of September 30, 2008, NBA operated 4 branches and NSB operated 13 branches from the failed Silver State Bank, which the Company acquired as discussed in Note 3. Subsequent to September 30, 2008, NBA and NSB closed certain of these branches and are still determining which of the remaining branches will continue to be operated.

On September 15, 2008, the Company announced it had entered into a definitive agreement to exit 49 grocery store branches (28 in Nevada and 21 in Utah). The leases on these branches are being assumed by another bank; however, all loans and deposits will be transferred to nearby Company branch locations. In connection with this transaction, the Company recorded $2.2 million in impairment losses on the associated leasehold improvements. The amount is separately reflected as impairment losses on long-lived assets in the statement of income.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended September 30, 2008 and 2007:

	Zions Bank		CB&T		Amegy		NBA		NSB
(In millions)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
CONDENSED INCOME STATEMENT
Net interest income	$170.3	$140.9	$106.1	$108.9	$92.7	$85.6	$54.1	$63.4	$39.6	$45.0
Provision for loan losses	40.0	11.0	15.0	10.5	12.5	6.1	55.0	23.5	29.5	1.8

Net interest income after provision for loan losses	130.3	129.9	91.1	98.4	80.2	79.5	(0.9)	39.9	10.1	43.2
Impairment losses on investment securities	(3.3)	–	(12.0)	–	–	–	–	–	(2.0)	–
Other noninterest income	33.7	52.9	22.0	23.3	39.8	32.2	10.7	9.0	11.4	8.4
Noninterest expense	118.5	116.1	58.0	58.4	80.7	75.2	37.5	33.3	34.3	28.9

Income (loss) before income taxes and minority interest	42.2	66.7	43.1	63.3	39.3	36.5	(27.7)	15.6	(14.8)	22.7
Income taxes (benefit)	12.8	22.2	16.8	25.4	12.9	11.6	(11.1)	6.1	(5.2)	7.8
Minority interest	–	–	–	–	–	–	–	–	–	–

Net income (loss)	29.4	44.5	26.3	37.9	26.4	24.9	(16.6)	9.5	(9.6)	14.9
Preferred stock dividend	–	–	–	–	–	–	–	–	–	–

Net earnings applicable to common shareholders	$29.4	$44.5	$26.3	$37.9	$26.4	$24.9	$(16.6)	$9.5	$(9.6)	$14.9

AVERAGE BALANCE SHEET DATA
Total assets	$19,605	$15,808	$10,386	$10,091	$12,146	$10,315	$5,114	$5,490	$3,844	$3,854
Net loans and leases	14,930	11,946	7,945	7,770	8,795	7,187	4,351	4,708	3,203	3,187
Total deposits	11,700	10,982	8,218	8,226	8,546	7,066	3,769	4,201	3,212	3,389
Shareholder’s equity:
Preferred equity	–	–	–	–	–	–	–	–	–	–
Common equity	1,108	1,034	1,069	1,086	2,008	1,857	589	613	293	256
Total shareholder’s equity	1,108	1,034	1,069	1,086	2,008	1,857	589	613	293	256

	Vectra		TCBW		Other		Consolidated Company
(In millions)	2008	2007	2008	2007	2008	2007	2008	2007
CONDENSED INCOME STATEMENT
Net interest income	$25.8	$24.9	$8.3	$9.2	$(4.9)	$(1.2)	$492.0	$476.7
Provision for loan losses	4.3	2.3	0.2	0.2	0.1	–	156.6	55.4

Net interest income after provision for loan losses	21.5	22.6	8.1	9.0	(5.0)	(1.2)	335.4	421.3
Impairment losses on investment securities	–	–	–	–	(10.7)	–	(28.0)	–
Other noninterest income	7.6	7.3	0.6	0.7	(8.1)	12.0	117.7	145.8
Noninterest expense	20.7	22.1	3.6	3.8	19.0	14.2	372.3	352.0

Income (loss) before income taxes and minority interest	8.4	7.8	5.1	5.9	(42.8)	(3.4)	52.8	215.1
Income taxes (benefit)	3.0	2.8	1.7	2.0	(19.7)	(6.1)	11.2	71.8
Minority interest	–	–	–	–	3.8	7.5	3.8	7.5

Net income (loss)	5.4	5.0	3.4	3.9	(26.9)	(4.8)	37.8	135.8
Preferred stock dividend	–	–	–	–	4.4	3.8	4.4	3.8

Net earnings applicable to common shareholders	$5.4	$5.0	$3.4	$3.9	$(31.3)	$(8.6)	$33.4	$132.0

AVERAGE BALANCE SHEET DATA
Total assets	$2,734	$2,481	$848	$873	$(397)	$(9)	$54,280	$48,903
Net loans and leases	2,073	1,817	575	497	112	83	41,984	37,195
Total deposits	1,872	1,745	555	574	(550)	(426)	37,322	35,757
Shareholder’s equity:
Preferred equity	–	–	–	–	283	240	283	240
Common equity	334	319	68	60	(346)	(238)	5,123	4,987
Total shareholder’s equity	334	319	68	60	(63)	2	5,406	5,227

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the nine months ended September 30, 2008 and 2007:

	Zions Bank		CB&T		Amegy		NBA		NSB
(In millions)	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
CONDENSED INCOME STATEMENT
Net interest income	$499.0	$403.6	$307.1	$329.1	$270.0	$244.0	$169.7	$191.2	$120.5	$139.8
Provision for loan losses	114.1	19.5	58.9	15.5	31.2	13.2	97.8	27.0	47.3	4.8

Net interest income after provision for loan losses	384.9	384.1	248.2	313.6	238.8	230.8	71.9	164.2	73.2	135.0
Impairment losses on investment securities and valuation losses on securities purchased from Lockhart Funding	(20.8)	–	(12.0)	–	–	–	–	–	(2.0)	–
Other noninterest income	146.6	183.3	63.0	65.8	112.8	93.3	26.7	25.3	33.4	24.8
Noninterest expense	344.6	337.2	178.1	176.4	232.7	223.7	104.9	107.9	92.5	84.4

Income (loss) before income taxes and minority interest	166.1	230.2	121.1	203.0	118.9	100.4	(6.3)	81.6	12.1	75.4
Income taxes (benefit)	53.5	77.4	47.4	83.3	38.9	32.4	(2.7)	31.9	4.1	26.2
Minority interest	–	0.3	–	–	0.4	0.1	–	–	–	–

Net income (loss)	112.6	152.5	73.7	119.7	79.6	67.9	(3.6)	49.7	8.0	49.2
Preferred stock dividend	–	–	–	–	–	–	–	–	–	–

Net earnings applicable to common shareholders	$112.6	$152.5	$73.7	$119.7	$79.6	$67.9	$(3.6)	$49.7	$8.0	$49.2

AVERAGE BALANCE SHEET DATA
Total assets	$19,041	$15,466	$10,244	$10,150	$11,940	$10,097	$5,235	$5,443	$3,858	$3,866
Net loans and leases	14,008	11,415	7,874	7,878	8,415	6,792	4,456	4,651	3,209	3,199
Total deposits	11,496	11,025	8,078	8,181	8,309	6,987	3,844	4,276	3,248	3,363
Shareholder’s equity:
Preferred equity	–	–	–	–	–	–	–	–	–	–
Common equity	1,076	1,006	1,065	1,102	1,982	1,835	591	591	289	262
Total shareholder’s equity	1,076	1,006	1,065	1,102	1,982	1,835	591	591	289	262

	Vectra		TCBW		Other		Consolidated Company
(In millions)	2008	2007	2008	2007	2008	2007	2008	2007

CONDENSED INCOME STATEMENT
Net interest income	$78.6	$71.4	$24.8	$26.0	$(6.5)	$(2.1)	$1,463.2	$1,403.0
Provision for loan losses	12.5	2.0	0.6	0.2	0.7	–	363.1	82.2

Net interest income after provision for loan losses	66.1	69.4	24.2	25.8	(7.2)	(2.1)	1,100.1	1,320.8
Impairment losses on investment securities and valuation losses on securities purchased from Lockhart Funding	–	–	–	–	(78.0)	–	(112.8)	–
Other noninterest income	21.4	20.2	1.9	1.6	(20.0)	18.3	385.8	432.6
Noninterest expense	65.1	64.7	10.8	11.0	48.1	46.3	1,076.8	1,051.6

Income (loss) before income taxes and minority interest	22.4	24.9	15.3	16.4	(153.3)	(30.1)	296.3	701.8
Income taxes (benefit)	8.0	9.0	5.1	5.4	(71.2)	(18.8)	83.1	246.8
Minority interest	–	–	–	–	(3.9)	6.4	(3.5)	6.8

Net income (loss)	14.4	15.9	10.2	11.0	(78.2)	(17.7)	216.7	448.2
Preferred stock dividend	–	–	–	–	9.3	11.0	9.3	11.0

Net earnings applicable to common shareholders	$14.4	$15.9	$10.2	$11.0	$(87.5)	$(28.7)	$207.4	$437.2

AVERAGE BALANCE SHEET DATA
Total assets	$2,740	$2,426	$895	$824	$(454)	$(130)	$53,499	$48,142
Net loans and leases	2,043	1,772	549	464	100	84	40,654	36,255
Total deposits	1,779	1,714	577	517	(433)	(427)	36,898	35,636
Shareholder’s equity:
Preferred equity	–	–	–	–	254	240	254	240
Common equity	334	315	68	58	(298)	(191)	5,107	4,978
Total shareholder’s equity	334	315	68	58	(44)	49	5,361	5,218

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except per share and ratio data)	2008	2007	% Change	2008	2007	% Change

EARNINGS
Taxable-equivalent net interest income	$497,822	$483,115	3.04%	$1,480,946	$1,422,896	4.08%
Taxable-equivalent revenue	587,432	628,938	(6.60)%	1,753,928	1,855,474	(5.47)%
Net interest income	492,003	476,637	3.22%	1,463,204	1,403,067	4.29%
Noninterest income	89,610	145,823	(38.55)%	272,982	432,578	(36.89)%
Provision for loan losses	156,606	55,354	182.92%	363,080	82,228	341.55%
Noninterest expense	372,276	352,031	5.75%	1,076,796	1,051,622	2.39%
Income before income taxes and minority interest	52,731	215,075	(75.48)%	296,310	701,795	(57.78)%
Income taxes	11,214	71,853	(84.39)%	83,147	246,772	(66.31)%
Minority interest	3,757	7,490	(49.84)%	(3,544)	6,819	(151.97)%
Net income	37,760	135,732	(72.18)%	216,707	448,204	(51.65)%
Net earnings applicable to common shareholders	33,351	131,962	(74.73)%	207,391	437,224	(52.57)%

PER COMMON SHARE
Net earnings (diluted)	0.31	1.22	(74.59)%	1.93	4.01	(51.87)%
Dividends	0.43	0.43	–	1.29	1.25	3.20%
Book value per common share				45.78	46.92	(2.43)%

SELECTED RATIOS
Return on average assets	0.28%	1.10%		0.54%	1.24%
Return on average common equity	2.59%	10.50%		5.42%	11.74%
Efficiency ratio	63.37%	55.97%		61.39%	56.68%
Net interest margin	4.13%	4.44%		4.18%	4.49%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except share and ratio data)	2008	2007	% Change	2008	2007	% Change

AVERAGE BALANCES
Total assets	$54,279,760	$48,903,319	10.99%	$53,498,514	$48,141,571	11.13%
Total interest-earning assets	47,984,725	43,200,858	11.07%	47,349,240	42,354,935	11.79%
Securities	4,582,727	5,221,722	(12.24)%	4,928,877	5,480,047	(10.06)%
Net loans and leases	41,984,123	37,194,850	12.88%	40,654,431	36,254,519	12.14%
Goodwill	2,009,509	2,015,532	(0.30)%	2,009,501	2,003,972	0.28%
Core deposit and other intangibles	132,167	177,864	(25.69)%	138,711	186,884	(25.78)%
Total deposits	37,321,656	35,756,600	4.38%	36,898,398	35,636,209	3.54%
Core deposits (1)	33,227,950	31,017,730	7.13%	32,547,862	30,692,123	6.05%
Minority interest	29,949	37,527	(20.19)%	29,292	37,747	(22.40)%
Shareholders’ equity:
Preferred equity	282,500	240,000	17.71%	254,270	240,000	5.95%
Common equity	5,123,399	4,987,275	2.73%	5,106,750	4,978,473	2.58%

Weighted average common and common-equivalent shares outstanding	108,497,464	107,879,963	0.57%	107,333,422	109,059,322	(1.58)%

AT PERIOD END
Total assets				$53,974,168	$50,044,686	7.85%
Total interest-earning assets				47,656,065	44,104,956	8.05%
Securities				4,755,359	5,261,057	(9.61)%
Net loans and leases				41,887,693	37,822,259	10.75%
Allowance for loan losses				609,433	418,165	45.74%
Reserve for unfunded lending commitments				23,574	21,394	10.19%
Goodwill				2,009,504	2,021,519	(0.59)%
Core deposit and other intangibles				133,989	172,140	(22.16)%
Total deposits				38,590,901	35,774,713	7.87%
Core deposits (1)				33,854,963	31,170,466	8.61%
Minority interest				30,288	37,411	(19.04)%
Shareholders’ equity:
Preferred equity				286,949	240,000	19.56%
Common equity				5,279,078	5,016,980	5.22%

Common shares outstanding				115,302,598	106,934,360	7.83%

Average equity to average assets	9.96%	10.69%		10.02%	10.84%
Common dividend payout	138.44%	34.96%		66.72%	30.96%
Tangible equity ratio				6.60%	6.40%
Nonperforming assets				$924,442	$196,575	370.27%
Accruing loans past due 90 days or more				97,831	64,516	51.64%
Nonperforming assets to net loans and leases and other real estate owned at period end				2.20%	0.52%

(1)	Amount consists of total deposits excluding brokered deposits and time deposits $100,000 and over.

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

•

changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, including availability, market liquidity levels, and pricing;

•	changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

•	acquisitions and integration of acquired businesses;

•	increases in the levels of losses, customer bankruptcies, claims and assessments;

•	changes in fiscal, monetary, regulatory, trade and tax policies and laws, including policies of the U.S. Department of Treasury and the Federal Reserve Board;

•

the Company’s participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act, including without limitation the Troubled Asset Relief Program and the Capital Purchase Program, and the impact of such programs and related regulations on the Company and on international, national, and local economic and financial markets and conditions;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	demand for financial services in the Company’s market areas;

•	inflation and deflation;

•	technological changes and the Company’s implementation of new technologies;

•	the Company’s ability to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations;

ZIONS BANCORPORATION AND SUBSIDIARIES

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and

•	increased costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

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

At September 30, 2008, approximately 5.9% of total assets, or $3.2 billion, consisted of financial instruments recorded at fair value on a recurring basis. Approximately 75.6% or $2.4 billion of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. Approximately 24.4% or $772 million of these financial assets are measured using model-based techniques or nonbinding single dealer quotes, both of which constitute Level 3 measurements. At September 30, 2008, approximately 0.40% of total liabilities, or $196 million, consisted of financial instruments recorded at fair value on a recurring basis. At September 30, 2008, approximately 0.52% of total assets, or $281 million of financial assets were valued on a nonrecurring basis. Of the $281 million of assets valued on a nonrecurring basis, approximately $217 million were valued at Level 2 and $64 million were valued at Level 3.

Fair Value Option

SFAS 159 allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The option may be applied instrument by instrument, but is on an irrevocable basis. On January 1, 2008, the Company applied the fair value option to one available-for-sale real estate investment trust (“REIT”) trust preferred CDO security and three retained interests on selected small business loan securitizations. The REIT CDO and retained interests were valued using Level 3 models. The cumulative effect of adopting SFAS 159 reduced the beginning balance of retained earnings at January 1, 2008 by approximately $11.5 million, comprised of a decrease of $11.7 million for the REIT CDO and an increase of $0.2 million for the three retained interests. During the third quarter of 2008, the net change in fair value for the REIT CDO decreased pretax earnings by approximately $0.3 million. During the first nine months of 2008, the net change in fair value decreased pretax earnings by approximately $4.8 million, consisting of $2.7 million for the REIT CDO security and $2.1 million for the retained interests. These adjustments to fair value are included in fair value and nonhedge derivative income (loss) in the statement of income.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Estimates of Fair Value

The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available-for-sale and trading securities, certain private equity investments and certain residual interests from Company-sponsored securitizations. Additionally, fair value is used on a nonrecurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. Examples of these nonrecurring uses of fair value include loans held for sale accounted for at the lower of cost or fair value, certain private equity investments, impaired loans, long-lived assets, goodwill, and core deposit and other intangible assets. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. These valuation techniques and assumptions are in accordance with SFAS 157.

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

Fair values for investment securities, trading assets, and most derivative financial instruments are based on independent, third party market prices, or if identical market prices are not available they are based on the market prices of similar instruments. If market prices of similar instruments are not available, instruments are valued based on the best available data, some of which may not be readily observable in the market. The fair values of loans are typically based on quotes from market participants. The fair values of OREO and other repossessed assets are typically determined based on appraisals by third parties, less estimated selling costs.

Estimates of fair value are also required when performing an impairment analysis of long-lived assets, goodwill, and core deposit and other intangible assets. The Company reviews goodwill for impairment at the reporting unit level on an annual basis, or more often if events or circumstances indicate the carrying value may not be recoverable. The goodwill impairment test compares the fair value of the reporting unit with its carrying value. If the carrying amount of the Company’s investment in the reporting unit exceeds its fair value, an additional analysis must be performed to determine the amount, if any, by which goodwill is impaired. In determining the fair value of the Company’s reporting units, management uses discounted cash flow models which require assumptions about growth rates of the reporting units and the cost of equity. To the extent that adequate data is available, other valuation techniques relying on market data may be incorporated into the estimate of a reporting unit’s fair value. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the amount that is most representative of fair value. For long-lived assets and intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the asset is not recoverable and exceeds its fair value. In determining the fair value, management uses models which require assumptions about growth rates, the life of the asset, and/or the fair value of the assets. The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Valuation of Collateralized Debt Obligations

The Company values CDO available-for-sale and held-to-maturity securities using several methodologies based on the appropriate fair value hierarchy consistent with current available market information. At September 30, 2008, the Company valued substantially all of the CDO portfolio using Level 3 pricing methods as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Trust preferred securities – bank and insurance:
Internal model	$ 1,353	$ 807	$ 715	$ 601
Third party models	9	8
Dealer quotes			17	18
Other			10	9
Level 2			2	2

	1,362	815	744	630

Trust preferred securities – real estate investment trusts:
Third party models	36	24	39	37
Dealer quotes			1	1

	36	24	40	38

Small business loan-backed:
Other			13	13
Other:
Third party models	72	55	15	15
Dealer quotes			45	39
Monoline CDS spreads			48	33

	72	55	108	87

Total	$ 1,470	$ 894	$ 905	$ 768

Internal Model

At September 30, 2008, the Company determined that the $1,878 million of bank and insurance trust preferred securities at amortized cost that had previously been valued using a Level 2 matrix pricing approach would require a Level 3 cash flow modeling approach. An additional $190 million of securities at amortized cost previously valued with Level 3 single dealer quotes were also moved to a Level 3 cash flow modeling approach. Four market developments in the bank and insurance trust preferred asset class led management to this determination.

•

Market activity in the sector became increasingly illiquid, disordered and dominated by if not limited to forced sellers. Substantiating actual trading levels and the “willingness” of sellers executing at certain levels became increasingly difficult. The determination of inactivity/ illiquidity was based on discussion with dealers and CDO managers specializing in the sector as well as a review of bid lists, execution levels of forced trades, and any other information available on trades.

•

Secondly, bank failures and announced deferrals of interest payments on trust preferred securities contained within the CDOs impacted differently each tranche of each CDO held. Each tranche is unique in the amount of performing, deferring and defaulting collateral, remaining collateral quality and waterfall mechanics.

•

Thirdly, rating agency watch listing and downgrading of CDO tranches occurred in July and August. S&P, Moody’s and Fitch are reassessing their ratings model assumptions. This resulted in an increasing lack of consistency in rating levels for CDO tranches. The matrix pricing methodology used from September 2007 to June of 2008 was dependent on securities being substantially similar. In management’s judgment, an operational definition of “substantially similar” securities capable of supporting the requirements of Level 2 pricing could no longer be created without the addition of significant adjustments based on unobservable inputs.

ZIONS BANCORPORATION AND SUBSIDIARIES

•

Finally, a joint statement of the SEC Office of the Chief Accountant and the FASB staff on September 30, 2008 and FASB’s October 10, 2008 issuance of FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, provided additional guidance on determining fair value of financial assets when the market for such assets is not active. These statements clarified when and how an entity might, given an inactive market, appropriately determine that the use of an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs may be equally or more representative of fair value than a market approach valuation.

The Company uses a licensed internal model to value substantially all bank and insurance trust preferred CDOs. The model uses market-based estimates of expected loss for the individual pieces of underlying collateral to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO. The fair value of each tranche is determined by discounting its resultant loss-adjusted cash flows with appropriate market based discount rates. At September 30, 2008, the discount rate primarily referenced current collateralized loan obligation spreads obtained from a third party.

The method for deriving loss expectation for collateral underlying the CDOs depends on whether the collateral is from a public or private company. For public companies, a term structure of Probabilities of Default (“PDs”) is obtained from a commercially available service. The service estimates PDs using a proprietary reduced form model derived using logistic regression on a historical default database. Because the service’s model requires equity valuation related inputs (along with other macro and firm specific inputs) to produce default probabilities, the service does not produce results for private firms and some very small public firms that do not have readily available data.

For private companies (and the few small public companies not evaluated by the service) PDs are estimated based on credit ratings. The credit ratings come from two external rating sources; one specific to banks, and the other to insurers. The Company has credit ratings for each piece of collateral whether private or public. Using the PD data on the public companies obtained from the commercial service, the Company calculates the average PD for each credit rating level by industry. The rating level average is then applied to all corresponding credits within each rating level that do not have a PD from the commercial service.

The PDs for the underlying collateral are then used to develop CDO deal-level expected loss curves. An external service which models the unique cash-flow waterfall and structure of each CDO deal is used to generate tranche-level cash flows using the Company’s derived CDO deal-level loss assumptions (along with other relevant assumptions). The resultant cash-flows are discounted using current market spreads approximated from related structured product markets. The discount rate assumption includes both credit and liquidity components.

The Company did find evidence of one forced trade during the third quarter in a tranche of a CDO that is owned by the Company. The forced trade occurred at a price of 35% of face value. This particular CDO had amortized down considerably from issuance and the tranche was currently the most senior in the CDO. At the time of the trade the underlying collateral consisted of only five bank obligations and a Freddie Mac zero-coupon principal-only security strip due 2031. Two of the five bank obligations were from Wells Fargo Corporation, which also has publicly available secondary market trading levels on a similar public trust preferred issuance. Even under the assumption that all three of the non-Wells Fargo obligations in the CDO immediately defaulted with no recovery, the projected tranche cash-flows, discounted at the yield of the public Wells Fargo trust preferred issue, resulted in a value of 68% of face value. Based on this analysis, the observed trade at 35% does not reflect the level at which an informed market participant would value the security. As a comparison, the Company’s model produced a price of 58%. The Company feels that the difference between the model price of 58% and the above outlined scenario price of 68% reflects an appropriate liquidity discount given the lack of activity in CDO markets compared to publicly traded trust preferred markets.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule sets forth the sensitivity of the current CDO fair values using an internal model to changes in the most significant assumptions utilized in the model:

SENSITIVITY OF BANK AND INSURANCE CDO VALUATIONS TO ADVERSE

CHANGES OF CURRENT MODEL KEY VALUATION ASSUMPTIONS

		Bank and insurance CDOs at Level 3
(Amounts in millions)		Held-to-maturity	Available-for-sale

Fair value balance at September 30, 2008		$ 807	$ 601

Expected cumulative credit losses (1)
Weighted average:
1-year		1.9%	2.0%
5-year		5.1%	5.4%
30-year		9.9%	10.5%
Increase (decrease) in fair value due to adverse change	25%	$ (13.7)	$ 6.2
	50%	(22.8)	2.3

Discount rate (2)
Weighted average spread		880 bp	380 bp
Decrease in fair value due to adverse change	+ 100 bp	$ (60.3)	$ (35.8)
	+ 200 bp	(107.1)	(74.2)

(1)	The Company uses an expected credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation.
(2)	The discount rate is a spread over the LIBOR swap yield curve at the date of valuation.

The AFS portfolio is composed primarily of more senior CDO tranches. In general these senior tranches receive accelerated principal payments under scenarios of high credit losses provided that the credit losses do not exceed the available subordination in the CDO deal. Therefore, under 25% and 50% higher credit losses the value of the AFS portfolio increases. By contrast more junior tranches which are in our HTM portfolio absorb credit losses and defer principal and interest payments and thus decrease in value.

Third Party Models

At September 30, 2008, the Company utilized third party valuation services for 18 securities with an aggregate amortized cost of $171 million in the ABS CDO and trust preferred asset classes. These securities continued to have insufficient observable market data available to directly determine prices. The Company reviewed the methodologies employed by third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions. These assumptions included, but were not limited to, probability of default, collateral recovery rates, discount rates, over-collateralization levels, and rating transition probability matrices from rating agencies. The model valuations obtained from third party services were evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data which included third party and internal model results and valuations. A range of value estimates is not provided because third party vendors utilized point estimates.

ZIONS BANCORPORATION AND SUBSIDIARIES

Dealer Quotes

The $63 million of asset backed securities at amortized cost are valued using nonbinding and unadjusted dealer quotes. Multiple quotes are not available and the values provided are based on a combination of proprietary dealer quotes. Broker disclosure levels vary and the Company seeks to minimize dependence on this Level 3 source. Of the $63 million of securities, $42 million are AAA rated.

Monoline CDS Spreads

A total of $48 million at amortized cost of AA rated AMBAC insured securities purchased out of Lockhart Funding were valued using AMBAC credit derivative levels.

See Note 9 of the Notes to Consolidated Financial Statements and “Investment Securities Portfolio” for further information.

Derivative Financial Instruments Fair Value Accounting

The Company uses interest rate swaps and options to manage its interest rate risk. Additionally, the Company executes derivative instruments, including interest rate swaps and options, forward currency exchange contracts, and energy commodity swaps, with commercial banking customers to facilitate their respective risk management strategies. Those derivatives are immediately hedged by offsetting derivative contracts, such that the Company minimizes its net risk exposure resulting from such transactions. When quoted market prices are not available, the valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, and implied volatilities. The Company does not use credit default swaps in its investment or hedging operations.

Derivative contracts can be exchange-traded or over-the-counter (“OTC”). The Company’s exchange-traded derivatives consist of forward currency exchange contracts, which are part of the Company’s services provided to commercial customers. Exchange-traded derivatives are classified as Level 1 in the fair value hierarchy, as the values of these derivatives are obtained from quoted prices in active markets for identical contracts.

The Company’s OTC derivatives consist of interest rate swaps and options, as well as energy commodity derivatives for customers. The Company has classified its OTC derivatives in Level 2 of the fair value hierarchy, as the significant inputs to the overall valuations are based on market-observable data or information derived from or corroborated by market-observable data, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment.

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its OTC derivatives. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (the current plus potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, counterparty credit rating thresholds, mutual puts, and guarantees. Additionally, the Company actively monitors counterparty credit ratings for significant changes. The income statement impact of nonperformance risk included in the fair value of OTC derivatives is approximately $1.6 million in noninterest income for the first nine months of 2008.

ZIONS BANCORPORATION AND SUBSIDIARIES

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has classified its OTC derivative valuations in Level 2 of the fair value hierarchy.

When appropriate, valuations are also adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

RESULTS OF OPERATIONS

The Company reported net earnings applicable to common shareholders of $33.4 million or $0.31 per diluted share for the third quarter of 2008 compared with $132.0 million or $1.22 per diluted share for the third quarter of 2007. The decrease is mainly due to a $101.3 million increase in the provision for loan losses, a $17.0 million decrease in the fair value and interest on nonhedge derivatives due to decreasing spreads between the London Interbank Offer Rate (“LIBOR”) and prime rates, and $28.0 million of impairment losses on investment securities recognized during the third quarter of 2008.

The annualized return on average assets was 0.28% for the third quarter of 2008 and 1.10% for the third quarter of 2007. For the same comparative periods, the annualized return on average common equity was 2.59% compared to 10.50%. The efficiency ratio for the third quarter of 2008 was 63.4% compared to 56.0% for the third quarter of 2007.

Net earnings applicable to common shareholders for the first nine months of 2008 were $207.4 million or $1.93 per diluted share, compared to $437.2 million or $4.01 per diluted share for the first nine months of 2007. The decrease reflects a $280.9 million increase in the provision for loan losses and $112.8 million of impairment losses on investment securities and valuation losses on securities purchased from Lockhart.

The annualized return on average assets was 0.54% for the first nine months of 2008 compared to 1.24% for the first nine months of 2007. For the same comparative periods, the annualized return on average common equity was 5.42% compared to 11.74%. The efficiency ratio for the first nine months of 2008 was 61.4% compared to 56.7% for the same period in 2007.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the third quarter of 2008 increased 3.0% to $497.8 million compared with $483.1 million for the comparable period of 2007. This growth reflects the significant increase in earning assets driven by loan growth the last three months of 2007 and the first nine months of 2008. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

The Company’s net interest margin was 4.13% for the third quarter of 2008 compared to 4.18% for the second quarter of 2008 and 4.44% for third quarter of 2007. The margin decrease for the third quarter of 2008 compared to the second quarter of 2008 primarily resulted from lower average asset yields driven by the increase in nonperforming assets during the quarter and increased money market deposit rates. The margin

ZIONS BANCORPORATION AND SUBSIDIARIES

decrease for the third quarter of 2008 compared to the third quarter of 2007 resulted from a decline in noninterest-bearing demand deposits, increased reliance on nondeposit borrowings to fund loan growth and asset-backed commercial paper purchased from Lockhart, and also from increased nonperforming assets. We expect that the net interest margin will continue to be under pressure in the next few quarters due to the persistence of these factors.

Although deposit rates did decline slightly during the third quarter, competitive pressures on deposit rates may impede our ability to reprice deposits in the future, which may have a negative impact on the net interest margin during future quarters. See “Interest Rate Risk” for further information.

The spread on average interest-bearing funds for the third quarter of 2008 was 3.67%, which decreased from 3.71% for the second quarter of 2008 and increased from 3.55% for the third quarter of 2007. The spread on average interest-bearing funds for 2008 has benefited from improved loan spreads on newly originated and renewed loans; however increased nonperforming assets throughout the year negatively impacted the affect of the aforementioned improved loan spreads.

The Company expects to continue its efforts over the long run to maintain a slightly “asset-sensitive” position with regard to interest rate risk. Our estimates of the Company’s actual rate risk position is highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
(In thousands)	Average balance	Amount of interest (1)	Average rate	Average balance	Amount of interest (1)	Average rate

ASSETS
Money market investments	$ 1,417,875	$ 9,267	2.60%	$ 784,286	$ 10,841	5.48%
Securities:
Held-to-maturity	1,918,436	31,502	6.53%	701,587	12,192	6.89%
Available-for-sale	2,621,756	27,654	4.20%	4,462,480	64,746	5.76%
Trading account	42,535	437	4.09%	57,655	880	6.06%

Total securities	4,582,727	59,593	5.17%	5,221,722	77,818	5.91%

Loans:
Loans held for sale	160,026	1,916	4.76%	235,345	3,695	6.23%
Net loans and leases (2)	41,824,097	670,695	6.38%	36,959,505	731,866	7.86%

Total loans and leases	41,984,123	672,611	6.37%	37,194,850	735,561	7.85%

Total interest-earning assets	47,984,725	741,471	6.15%	43,200,858	824,220	7.57%

Cash and due from banks	1,424,407			1,421,895
Allowance for loan losses	(562,518)			(390,078)
Goodwill	2,009,509			2,015,532
Core deposit and other intangibles	132,167			177,864
Other assets	3,291,470			2,477,248

Total assets	$ 54,279,760			$ 48,903,319

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$ 4,248,715	8,285	0.78%	$ 4,337,513	9,942	0.91%
Money market	11,552,968	62,571	2.15%	10,466,124	93,156	3.53%
Internet money market	2,327,315	19,864	3.40%	1,619,423	20,488	5.02%
Time under $100,000	2,675,894	21,898	3.26%	2,577,033	28,831	4.44%
Time $100,000 and over	3,929,454	32,918	3.33%	4,688,695	57,710	4.88%
Foreign	3,397,729	20,021	2.34%	2,703,397	33,240	4.88%

Total interest-bearing deposits	28,132,075	165,557	2.34%	26,392,185	243,367	3.66%

Borrowed funds:
Securities sold, not yet purchased	30,966	393	5.05%	20,673	252	4.84%
Federal funds purchased and security repurchase agreements	2,284,997	10,246	1.78%	3,350,693	40,123	4.75%
Commercial paper	74,596	577	3.08%	293,432	4,063	5.49%
FHLB advances and other borrowings:
One year or less	5,765,265	36,302	2.50%	1,115,750	14,596	5.19%
Over one year	129,162	1,856	5.72%	128,534	1,862	5.75%
Long-term debt	2,662,046	28,718	4.29%	2,329,325	36,842	6.28%

Total borrowed funds	10,947,032	78,092	2.84%	7,238,407	97,738	5.36%

Total interest-bearing liabilities	39,079,107	243,649	2.48%	33,630,592	341,105	4.02%

Noninterest-bearing deposits	9,189,581			9,364,415
Other liabilities	575,224			643,510

Total liabilities	48,843,912			43,638,517
Minority interest	29,949			37,527
Shareholders’ equity:
Preferred equity	282,500			240,000
Common equity	5,123,399			4,987,275

Total shareholders’ equity	5,405,899			5,227,275

Total liabilities and shareholders’ equity	$ 54,279,760			$ 48,903,319

Spread on average interest-bearing funds			3.67%			3.55%
Taxable-equivalent net interest income and net yield on interest-earning assets		$ 497,822	4.13%		$ 483,115	4.44%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (Continued)

(Unaudited)

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
(In thousands)	Average balance	Amount of interest (1)	Average rate	Average balance	Amount of interest (1)	Average rate

ASSETS
Money market investments	$ 1,765,932	$ 40,608	3.07%	$ 620,369	$ 24,939	5.37%
Securities:
Held-to-maturity	1,385,803	69,153	6.67%	679,113	35,410	6.97%
Available-for-sale	3,502,132	130,857	4.99%	4,732,689	204,549	5.78%
Trading account	40,942	1,277	4.17%	68,245	2,838	5.56%

Total securities	4,928,877	201,287	5.46%	5,480,047	242,797	5.92%

Loans:
Loans held for sale	186,940	7,632	5.45%	246,360	11,892	6.45%
Net loans and leases (2)	40,467,491	2,016,914	6.66%	36,008,159	2,118,008	7.86%

Total loans and leases	40,654,431	2,024,546	6.65%	36,254,519	2,129,900	7.85%

Total interest-earning assets	47,349,240	2,266,441	6.39%	42,354,935	2,397,636	7.57%

Cash and due from banks	1,387,584			1,499,900
Allowance for loan losses	(518,840)			(380,121)
Goodwill	2,009,501			2,003,972
Core deposit and other intangibles	138,711			186,884
Other assets	3,132,318			2,476,001

Total assets	$ 53,498,514			$ 48,141,571

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$ 4,472,175	27,530	0.82%	$ 4,452,344	30,181	0.91%
Money market	10,954,861	189,598	2.31%	10,320,360	267,985	3.47%
Internet money market	2,249,017	57,723	3.43%	1,476,561	55,818	5.05%
Time under $100,000	2,589,543	72,339	3.73%	2,510,342	81,939	4.36%
Time $100,000 and over	4,243,922	122,454	3.85%	4,867,183	176,992	4.86%
Foreign	3,314,535	69,726	2.81%	2,570,641	94,180	4.90%

Total interest-bearing deposits	27,824,053	539,370	2.59%	26,197,431	707,095	3.61%

Borrowed funds:
Securities sold, not yet purchased	32,608	1,140	4.67%	30,892	1,060	4.59%
Federal funds purchased and security repurchase agreements	2,864,224	49,021	2.29%	3,104,079	110,978	4.78%
Commercial paper	142,771	4,131	3.86%	222,523	9,075	5.45%
FHLB advances and other borrowings:
One year or less	4,852,840	99,615	2.74%	759,780	29,982	5.28%
Over one year	128,513	5,521	5.74%	131,393	5,686	5.79%
Long-term debt	2,600,002	86,697	4.45%	2,356,434	110,864	6.29%

Total borrowed funds	10,620,958	246,125	3.10%	6,605,101	267,645	5.42%

Total interest-bearing liabilities	38,445,011	785,495	2.73%	32,802,532	974,740	3.97%

Noninterest-bearing deposits	9,074,345			9,438,778
Other liabilities	588,846			644,041

Total liabilities	48,108,202			42,885,351
Minority interest	29,292			37,747
Shareholders’ equity:
Preferred equity	254,270			240,000
Common equity	5,106,750			4,978,473

Total shareholders’ equity	5,361,020			5,218,473

Total liabilities and shareholders’ equity	$ 53,498,514			$ 48,141,571

Spread on average interest-bearing funds			3.66%			3.60%
Taxable-equivalent net interest income and net yield on interest-earning assets		$ 1,480,946	4.18%		$ 1,422,896	4.49%

(1)	Taxable-equivalent rates used where applicable.
(2)	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

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

The provision for loan losses for the third quarter of 2008 was $156.6 million compared to $55.4 million for the same period of 2007. On an annualized basis, the provision was 1.49% of average loans for the third quarter of 2008 compared to 0.60% for the third quarter of 2007. Net loan and lease charge-offs increased to $95.3 million in third quarter of 2008 up from $18.1 million in same period of 2007. The increased provision and net charge-offs for the third quarter of 2008 resulted primarily from weakness in residential land acquisition, development and construction loans in the Southwest and Utah and some weakening in commercial loan portfolios. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details. The provision for unfunded lending commitments was $(3.3) million for the third quarter of 2008 compared to $0.2 million for the third quarter of 2007. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and fundings, and by changes in the creditworthiness of borrowers with unfunded commitments. The related provision will generally reflect these fluctuations. When combined, the provisions for credit losses for the third quarter of 2008 were $153.3 million compared to $55.5 million for the third quarter of 2007.

The Company’s expectation is that credit conditions will continue to soften in most of our markets. We believe general economic conditions may continue to weaken, impacting commercial borrowers. We expect to continue to build reserves over the next several quarters.

The provision for loan losses for the first nine months of 2008 was $363.1 million, 341.6% higher than the $82.2 million provision for the first nine months of 2007. The increased loan loss provision for the first nine months of 2008 compared to 2007 is primarily the result of weakness in residential land acquisition, development and construction loans as previously described. The provision for unfunded lending commitments was $2.0 million for the first nine months of 2008 compared to $1.7 million for the first nine months of 2007.

Noninterest Income

For the third quarter of 2008, noninterest income decreased 38.5% to $89.6 million compared to $145.8 million for the third quarter of 2007. The decrease is primarily due to $28.0 million of impairment losses on investment securities and an $18.9 million increase in fair value and nonhedge derivative losses during the third quarter of 2008 compared to the third quarter of 2007.

Service charges and fees on deposit accounts increased $6.8 million or 14.4% for the third quarter of 2008 compared to the third quarter of 2007.

Dividends and other investment income decreased 52.2% to $7.0 million for the third quarter of 2008 from $14.7 million for the third quarter of 2007. The decrease is due to an $8.2 million pretax loss on our investment in Farmer Mac due to their losses in securities holdings in Lehman Brothers, Fannie Mae, and Freddie Mac.

Loan sales and servicing income for the third quarter of 2008 decreased $8.0 million or 68.7% compared to the third quarter of 2007. The decreased income is primarily due to the lower amount of sold loans being serviced, which was $0.6 billion at September 30, 2008 compared to $2.0 billion at September 30, 2007.

ZIONS BANCORPORATION AND SUBSIDIARIES

Income from securities conduit decreased $2.9 million or 89.6% for the third quarter of 2008 compared to the third quarter of 2007. This servicing income represents fees we receive from Lockhart and decreased because of the higher cost of asset-backed commercial paper due to disruptions in the commercial paper markets and because of the diminishing size of Lockhart’s securities portfolio. The book value of Lockhart’s securities portfolio declined to $828 million at September 30, 2008 from $2.1 billion at December 31, 2007 and $3.3 billion at September 30, 2007 mainly due to purchases of Lockhart’s securities and also due to principal repayments. We expect that the book value of the Lockhart portfolio will continue to decrease and income from the securities conduit will not be significant. All else being equal, net interest income is increased if and as Lockhart-related assets are brought onto the Company’s balance sheet, roughly offsetting the noninterest income impact.

Fair value and nonhedge derivative loss for the third quarter of 2008 was $26.2 million compared to loss of $9.4 million for the third quarter of 2007. The increased loss is primarily due to decreases in the fair value of nonhedge derivatives resulting from decreasing spreads between LIBOR and prime rates.

Net equity securities gains were $13.0 million for the third quarter of 2008 compared to $11.1 million of gains for the third quarter of 2007. Net gains in the third quarter of 2008 included $5.4 million of net gains on venture capital investments. Net of related minority interest of $3.8 million, income taxes and other expenses, the venture capital gains increased net income for the quarter by approximately $0.8 million. Net gains in the third quarter of 2008 also included a $7.7 million gain on the sale of the Company’s interest in a mutual fund management company.

The Company recognized impairment losses on investment securities of $28.0 million during the third quarter of 2008. These other-than-temporary impairment (“OTTI”) losses were for certain CDOs, including bank and insurance CDOs, ABS CDOs, bank and insurance income notes, and REIT trust preferred CDOs. See “Investment Securities Portfolio” for additional information.

Noninterest income of $273.0 million for the first nine months of 2008 decreased 36.9% from $432.6 million for the first nine months of 2007. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Loan sales and servicing income for the first nine months of 2008 decreased $9.9 million or 33.2% compared to the first nine months of 2007. However, the 2007 amount included $9.3 million of impairment charges on retained interests from certain previous loan securitizations. The decreased income in 2008 is primarily due to the lower amount of sold loans being serviced, which was $0.6 billion at September 30, 2008 compared to $2.0 billion at September 30, 2007.

Impairment losses on investment securities and valuation losses on securities purchased from Lockhart for the first nine months of 2008 were $112.8 million. OTTI losses of $107.6 million were for certain CDOs, including bank and insurance CDOs, ABS CDOs, bank and insurance income notes, and REIT trust preferred CDOs. The valuation losses on securities purchased from Lockhart were $5.2 million and were related to fair value adjustments when the securities were purchased at par from Lockhart and recorded on the Company’s balance sheet at fair value. See “Off-Balance Sheet Arrangement” for additional information.

Noninterest Expense

Noninterest expense for the third quarter of 2008 was $372.3 million, an increase of 5.8% from $352.0 million for the third quarter of 2007. The Company’s efficiency ratio for the third quarter of 2008 was 63.4% compared to 56.0% for the third quarter of 2007, mainly reflecting the decrease in noninterest income, as previously discussed.

ZIONS BANCORPORATION AND SUBSIDIARIES

Salaries and employee benefits increased $4.5 million or 2.2% compared to the third quarter of 2007. The increase reflects moderate increases in compensation, partially offset by decreased accruals for long-term incentive and profit sharing plans based upon Company performance.

Occupancy expense increased $3.3 million or 12.3% compared to the third quarter of 2007. The increase includes expenses associated with damage to branches and other facilities caused by Hurricane Ike during the third quarter of 2008.

Impairment losses on long-lived assets were $2.2 million for the third quarter of 2008. The impairment losses were related to impaired leasehold improvements associated with the 49 in-store branches the Company has contracted to exit. Leases on these branches are being assumed by another bank and all loans and deposits will be transferred to nearby Company branch locations. Of the total 49 in-store branches 28 are located in Nevada and the remaining 21 are located in Utah.

Provision for unfunded lending commitments decreased $3.4 million as compared to the third quarter of 2007. The decrease is due in part to a reduction in unfunded lending commitments and improvements in credit quality of unfunded lending commitments.

Other noninterest expense for the third quarter of 2008 increased $17.2 million or 30.5% compared to the third quarter of 2007. The other noninterest expense increase included increased other real estate owned expenses of $6.2 million, increased FDIC assessment fees of $4.3 million, increased credit expenses of $3.4 million and increased Employee Stock Option Appreciation Rights Securities expense of $1.8 million compared to the third quarter of 2007.

Noninterest expense for the first nine months of 2008 of $1,076.8 million increased 2.4% from $1,051.6 million for the first nine months of 2007. The Company’s efficiency ratio was 61.4% for the first nine months of 2008 compared to 56.7% for the same period of 2007. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Merger related expense decreased $3.6 million or 78.8% compared to the first nine months of 2007. The decrease is mainly due to the completion of the Stockmen’s acquisition and system conversion during the first nine months of 2007.

At September 30, 2008, the Company had 10,971 full-time equivalent employees, 525 domestic branches, and 617 ATMs, compared to 11,007 full-time equivalent employees, 520 domestic branches, and 628 ATMs at September 30, 2007.

Income Taxes

The Company’s income tax expense decreased to $11.2 million for the third quarter of 2008 compared to $71.9 million for the same period in 2007. The Company’s effective income tax rates, including the effects of minority interest, were 22.9% and 34.6% for the third quarters of 2008 and 2007, respectively. The effective income tax rates for the first nine months of 2008 and 2007 were 27.7% and 35.5%. The lower third quarter of 2008 tax rate compared to 2007 is mainly due to the lower taxable income in 2008, which increased the proportion of nontaxable income relative to total income. During the first nine months of 2008 and under the provisions of FIN 48, the Company reduced its liability and related interest for uncertain tax positions by $5.3 million due primarily to the income statement impact of the settlement of uncertain tax positions with governmental authorities during the second quarter of 2008. Also, income taxes for the first quarter of 2007 included approximately $2.9 million of taxes and penalties for the one time redemption of certain bank-owned life insurance contracts. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $4.4 million and $4.2 million for the first nine months of 2008 and 2007, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 11.8% to $47.3 billion for the nine months ended September 30, 2008 compared to $42.4 billion for the same period in 2007. Average interest-earning assets as a percentage of total average assets for the first nine months of 2008 was 88.5% compared to 88.0% for the comparable period of 2007.

Average money market investments, consisting of interest-bearing deposits and commercial paper, federal funds sold and security resell agreements, increased 184.7% to $1,766 million for the first nine months of 2008 compared to $620 million for the first nine months of 2007. Average money market investments for the first nine months of 2008 include $962 million of asset-backed commercial paper that subsidiary companies purchased from Lockhart. Average money market investments for the third quarter of 2008 included $597 million of asset-backed commercial paper that subsidiary companies purchased from Lockhart as compared to $232 million during the third quarter of 2007. See discussion at “Liquidity Risk Management” for further details.

ZIONS BANCORPORATION AND SUBSIDIARIES

Investment Securities Portfolio

The following tables present the Company’s held-to-maturity and available-for-sale investment securities:

	September 30, 2008
(In millions)	Amortized cost	Net unrealized gains (losses) recognized in OCI (1)	Carrying value	Net unrealized gains (losses) not recognized in OCI (1)	Estimated fair value

HELD-TO-MATURITY:
Municipal securities	$ 696	$ –	$ 696	$ (3)	$ 693
Asset-backed securities:
Trust preferred securities – banks and insurance
AA rated	2	–	2	(1)	1
A rated	1,196	(194)	1,002	(284)	718
BBB rated	164	(33)	131	(35)	96

	1,362	(227)	1,135	(320)	815

Trust preferred securities – real estate investment trusts
AAA rated	18	(5)	13	(1)	12
A rated	18	(4)	14	(2)	12

	36	(9)	27	(3)	24

Other
AAA rated	41	–	41	(11)	30
AA rated	8	(1)	7	2	9
A rated	23	(12)	11	5	16

	72	(13)	59	(4)	55

	2,166	(249)	1,917	(330)	1,587

AVAILABLE-FOR-SALE:
U.S. Treasury securities	41	1	42		42
U.S. Government agencies and corporations:
Agency securities	457	–	457		457
Agency guaranteed mortgage-backed securities	410	4	414		414
Small Business Administration loan-backed securities	696	(14)	682		682
Municipal securities	179	–	179		179
Asset-backed securities:
Trust preferred securities – banks and insurance
AAA rated	662	(97)	565		565
A rated	48	(15)	33		33
BBB rated	7	(3)	4		4
Not rated	27	1	28		28

	744	(114)	630		630

Trust preferred securities – real estate investment trusts
BBB rated	13	1	14		14
Noninvestment grade	27	(3)	24		24

	40	(2)	38		38

Small business loan-backed	13	–	13		13
Other
AAA rated	42	(5)	37		37
AA rated	48	(15)	33		33
BBB rated	3	(1)	2		2
Noninvestment grade	15	–	15		15

	108	(21)	87		87

	2,688	(146)	2,542		2,542

Other securities:
Mutual funds and stock	250	–	250		250

	2,938	(146)	2,792		2,792

Total	$ 5,104	$ (395)	$ 4,709	$ (330)	$ 4,379

(1)	Other comprehensive income. All amounts reported are pretax.

Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with two ratings are categorized at the higher of the rating levels. If three ratings exist, classification is at the common or middle rating level.

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2007		September 30, 2007
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

HELD-TO-MATURITY:
Municipal securities	$704	$702	$696	$686

AVAILABLE-FOR-SALE:
U.S. Treasury securities	52	53	48	49
U.S. Government agencies and corporations:
Agency securities	629	626	615	608
Agency guaranteed mortgage-backed securities	765	763	801	796
Small Business Administration loan-backed securities	789	771	810	796
Municipal securities	220	222	292	293
Asset-backed securities:
Trust preferred securities – banks and insurance	2,123	2,019	1,563	1,546
Trust preferred securities – real estate investment trusts	156	94	229	144
Small business loan-backed	183	182	184	183
Other	226	231	7	7

	5,143	4,961	4,549	4,422

Other securities:
Mutual funds and stock	174	174	127	128

	5,317	5,135	4,676	4,550

Total	$6,021	$5,837	$5,372	$5,236

The amortized cost of investment securities at September 30, 2008 decreased 15.2% from the balance at December 31, 2007. The change was largely due to security sales, security maturity paydowns, and OTTI write-downs, offset in part by Zions Bank purchasing securities from Lockhart. See further discussion of securities purchases from Lockhart in “Off-Balance Sheet Arrangement.” As discussed further in “Risk Elements: Market Risk – Fixed Income,” changes in fair value on available-for-sale securities have been reflected in shareholders’ equity through accumulated other comprehensive income (“OCI”).

At September 30, 2008, 94% of the $2.5 billion of available-for-sale securities, excluding mutual funds and stock, consisted of AAA-rated structured securities, municipal securities, and government and agency guaranteed securities, 1% consisted of AA-rated securities, 1% consisted of A-rated securities and 1% consisted of BBB rated securities. In addition, 3% of the portfolio was unrated or below investment grade securities. The $1.9 billion of held-to-maturity securities held at adjusted amortized cost was comprised of 39% of AAA-rated securities and municipal securities, 1% of AA-rated securities, 53% of A-rated securities, and 7% of BBB-rated securities.

Included in asset-backed securities at September 30, 2008 are CDOs collateralized by trust preferred securities issued by banks, insurance companies, or REITs. The REIT CDOs have some exposure to the subprime market. In addition, the $146 million of held-to-maturity and available-for-sale “Asset-backed securities – Other” includes $64 million of certain structured asset-backed collateralized debt obligations (“ABS CDOs”) (also known as diversified structured finance CDOs) purchased from Lockhart, which have minimal exposure to non-Zions’ originated subprime and home equity mortgage securitizations. The $64 million of ABS CDOs includes approximately $13 million of subprime mortgage securities and $9 million of home equity credit line securities. See further discussion of certain CDOs held by Lockhart in “Off-Balance Sheet Arrangement.”

ZIONS BANCORPORATION AND SUBSIDIARIES

At September 30, 2008, 1.5% of the $2.8 billion of fair value of available-for-sale securities portfolio as shown previously was valued at Level 1, 71.1% was valued at Level 2, and 27.4% was valued at Level 3 under the SFAS 157 valuation hierarchy. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $903 million and the fair value of these securities was $766 million. The securities valued at Level 3 were comprised of CDOs. For these Level 3 securities, net pretax unrealized loss recognized in OCI in the third quarter was $57 million. As of September 30, 2008, we believe that the par amounts of the Level 3 available-for-sale securities for which no OTTI has been recognized do not differ from the amounts we currently anticipate realizing on settlement or maturity. See “Critical Accounting Policies and Significant Estimates” for further details about the CDO securities pricing methodologies.

We review investment securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. The Company recognized OTTI during the third quarter of 2008 of approximately $28.0 million pretax. Approximately, $22.6 million of the amount resulted from write-downs of three bank and insurance trust preferred CDOs and two ABS CDOs that were first deemed to have OTTI this quarter. The remaining $5.4 million resulted from write-downs of three REIT trust preferred CDOs and two bank and insurance income note for which OTTI had previously been recognized. OTTI previously recognized on a pretax basis was $38.8 million during the second quarter of 2008, $40.8 million during the first quarter of 2008 and $108.6 million during the fourth quarter of 2007. The decision to deem these securities OTTI was based on the near term financial prospects for collateral in each CDO, a specific analysis of the structure of each security, and an evaluation of the underlying collateral using information and industry knowledge available to Zions. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

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

The investment securities portfolio at September 30, 2008 includes $720 million of nonrated fixed income securities. These securities include $680 million of nonrated municipal securities underwritten and structured by Zions Bank in accordance with its established municipal credit standards, $13 million of securitized small business loan trust securities from a previous securitization, and $27 million of individual and pooled trust preferred bank and insurance securities. Nonrated fixed income securities were $908 million at December 31, 2007 and $873 million at September 30, 2007.

Loan Portfolio

Net loans and leases at September 30, 2008 were $41.9 billion, an annualized increase of 9.6% from December 31, 2007 and an increase of 10.7% over the balance at September 30, 2007. These percentage increases include the effects of both “organic” loan growth and the purchase of securitized loans from Lockhart.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the loan portfolio by type of loan:

(In millions)	September 30, 2008	December 31, 2007	September 30, 2007

Loans held for sale	$ 152	$ 208	$ 201

Commercial lending:
Commercial and industrial	11,351	10,407	9,767
Leasing	451	503	474
Owner occupied (1)	8,782	7,545	7,347

Total commercial lending	20,584	18,455	17,588

Commercial real estate:
Construction and land development	7,812	7,869	7,828
Term	6,079	5,334	5,054

Total commercial real estate	13,891	13,203	12,882

Consumer:
Home equity credit line	1,899	1,608	1,546
1-4 family residential	3,892	3,975	3,969
Construction and other consumer real estate (2)	769	945	972
Bankcard and other revolving plans	360	347	299
Other	411	460	473

Total consumer	7,331	7,335	7,259

Foreign loans	70	51	49

Total loans	$ 42,028	$ 39,252	$ 37,979

(1)	Includes owner occupied construction loans.
(2)	Includes construction and lot loans to individuals.

Loan growth during the first nine months was concentrated primarily in commercial lending and secondarily in commercial term real estate loans, principally at Zions Bank and Amegy Bank of Texas; we also had loan growth in Vectra, California Bank & Trust, and in our Commerce Banks in Washington and Oregon. Construction and land development loans declined $487 million in California, Arizona and Nevada during the first nine months, offset by growth in Texas. The increase in loans includes $1,180 million of loans resulting from the purchase of certain securities from Lockhart, as discussed in “Off-Balance Sheet Arrangement.” These securities were backed by loans originated or underwritten by Zions Bank and are reflected on the Company’s balance sheet primarily as owner occupied commercial loans.

Loan growth during the third quarter of 2008 was only $14.7 million reflecting the Company’s efforts to actively manage loan growth during the quarter in accordance with its stated desire to conserve capital and build capital ratios in the current uncertain economic environment.

Sold Loans Being Serviced

The Company performs loan servicing both on loans that it holds in its portfolios and also on loans that are owned by third party investor-owned trusts. The Company has used asset securitizations to sell loans and in many instances provides the servicing on these loans as a condition of the sale.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Sold loans being serviced		Residual interests on balance sheet at September 30, 2008
(In millions)	Sales for nine months ended September 30, 2008	Outstanding balance at September 30, 2008	Subordinated retained Interests	Capitalized residual cash flows	Total

Small business loans	$–	$21	$13	$–	$13
SBA 7(a) loans	16	93	–	1	1
Farmer Mac	56	398	–	5	5
Leases	86	83	–	–	–

Total	$158	$595	$13	$6	$19

Securitized loans being serviced for others totaled $0.6 billion at September 30, 2008 compared to $1.9 billion at December 31, 2007, and $2.0 billion at September 30, 2007 reflecting the purchases from Lockhart as discussed in “Off-Balance Sheet Arrangement.” The Company did not complete a small business loan securitization during 2007 or the first nine months of 2008, discontinued selling new home equity credit line originations during the fourth quarter of 2006, and completed a clean-up repurchase of the securitization during the third quarter of 2008.

As of September 30, 2008, the Company had recorded assets, comprised of subordinated retained interests and capitalized residual cash flows, in the amount of $19 million in connection with the $0.6 billion of sold loans being serviced. As is a common practice with securitized transactions, the Company had subordinated retained interests in the securitized assets that totaled $13 million at September 30, 2008, which represented junior positions to the other investors in the trust securities. The capitalized residual cash flows, which are sometimes referred to as “excess servicing,” of $6 million primarily represent the present value of the excess cash flows that have been projected over the lives of the sold loans.

As of September 30, 2008, conforming long-term first mortgage real estate loans being serviced for others were $1,197 million, compared with $1,232 million at December 31, 2007 and $1,230 million at September 30, 2007.

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	September 30, 2008	December 31, 2007	September 30, 2007

Bank-owned life insurance	$ 619	$ 601	$ 595
Federal Home Loan Bank and Federal Reserve stock	335	227	232
SBIC investments (1)	77	73	93
Non-SBIC investment funds and other	94	65	55
Other public companies	27	38	38
Other nonpublic companies	4	16	16
Trust preferred securities	14	14	14

	$ 1,170	$ 1,034	$ 1,043

(1)	Amounts include minority investors’ interests in Zions’ managed SBIC investments of approximately $28 million, $29 million and $35 million as of the respective dates.

Federal Home Loan Bank and Federal Reserve stock investments increased $108 million from December 31, 2007. The increase is mainly due to increased investments that subsidiary banks made at the Federal Home Loan Banks to increase their borrowing capacity.

ZIONS BANCORPORATION AND SUBSIDIARIES

Deposits

Average total deposits for the first nine months of 2008 increased 3.5% compared to the same period in 2007, with interest-bearing deposits increasing 6.2% and noninterest-bearing deposits decreasing 3.9%.

Total deposits at the end of the third quarter of 2008 increased to $38.6 billion, an annualized increase of 6.0% from the balances reported at December 31, 2007, and increased 7.9% over the September 30, 2007 amounts. Core deposits at September 30, 2008 increased 5.8% annualized compared to the December 31, 2007 balance and 8.6% compared to the balance at September 30, 2007. Actual and average deposits for the third quarter of 2008 include deposits related to the failed Silver State Bank acquisition.

Demand, savings and money market deposits comprised 72.1% of total deposits at the end of the third quarter, compared with 72.0% and 72.2% as of December 31, 2007 and September 30, 2007, respectively.

During the third quarter, the Company increased brokered deposits to serve as an additional source of liquidity for the Company. At September 30, 2008, total deposits included $791 million of brokered deposits compared to $124 million at June 30, 2008 and $77 million at December 31, 2007. The average balance of brokered deposits for the third quarter was $303 million and for the first nine months of 2008 was $153 million.

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

The maximum amount of liquidity that Zions Bank can be required to provide pursuant to the Liquidity Agreement is limited to the total amount of securities held by Lockhart. This maximum amount was $828 million at September 30, 2008, $862 million at June 30, 2008, $1.75 billion at March 31, 2008 and $2.12 billion at December 31, 2007.

In addition to providing the Liquidity Agreement, Zions Bank receives a fee in exchange for providing hedge support and administrative and investment advisory services to Lockhart.

A hedge agreement between Lockhart and Zions Bank provides for the bank to pay Lockhart should Lockhart’s monthly cost of funds exceed its monthly asset yield. Due to the extreme dislocation in short term Libor at the end of September, Lockhart’s cost of funds exceeded its asset yield for the first time in September. The spread between Lockhart’s monthly asset yield and cost of funds has narrowed as a result of increased commercial paper rates resulting from the ongoing contraction, disruption, and volatility in the credit markets. It is possible that this hedge agreement may be triggered in the future.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

At September 30, 2008, Lockhart owned one $78 million security insured by Ambac and rated Aa3 by Moody’s Investors Service. The Ambac-insured security had an underlying public rating of AAA from Fitch and no underlying rating from Moody’s Investors Service. On November 5, 2008, this security was downgraded by Moody’s from Aa3 to Baal. Zions Bank purchased the security at book value on November 6, 2008.

On June 19, 2008, MBIA, Inc. was downgraded by Moody’s to below AA-, and as a result the MBIA, Inc. insured assets held by Lockhart were downgraded to below AA-. Therefore, on June 23, 2008, Zions Bank purchased $787 million of securities from Lockhart as required by the Liquidity Agreement. The purchases comprised the entire remaining small business loan securitizations created by Zions Bank and held by Lockhart. No gain or loss was recognized on these purchases. Upon dissolution of the securitization trusts (including $87 million of related securities owned by the Parent), the Company recorded $897 million of loans on its balance sheet including $23 million of premium. The retained interests related to the securities purchased were included in the purchase transaction and recorded with the premium amount.

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

If Lockhart is unable to issue additional commercial paper to finance maturing commercial paper, or if additional assets of Lockhart are downgraded below the ratings described above, Zions Bank will be obligated to purchase additional assets from Lockhart. Because these purchases are transacted at book value, Zions Bank may incur losses if the assets’ book value exceeds their fair value. At September 30, 2008, the book value of Lockhart’s $828 million of assets exceeded their fair value by approximately $110 million. The Company does not expect Lockhart’s securities portfolio to ever again exceed $828 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

Assets Held by Lockhart

The following schedule summarizes Lockhart’s assets by category, related amortized cost, fair value and ratings.

	September 30, 2008
(In millions)	Amortized cost	Estimated fair value	Rating range

Assets:
Small Business Administration loan-backed securities (1)	$ 203	$ 202	Guaranteed by SBA
Asset-backed securities:
Trust preferred securities – banks and insurance	582	485	AAA
Trust preferred securities – real estate investment trusts	36	26	AAA to AA
Other	7	5	AAA to AA

Total	$ 828	$ 718

(1)	The Company originated 42% of these Small Business Administration loan-backed securities.

At September 30, 2008, the weighted average interest rate reset of Lockhart’s assets was 3.3 months and the weighted average life of Lockhart’s assets was estimated at 4.0 years. The weighted average life of Lockhart’s asset-backed commercial paper was 3.5 days.

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

At September 30, 2008, Lockhart’s assets totaled $828 million at book value and the Company owned $557 million of Lockhart commercial paper.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

With regard to credit risk associated with counterparties in off-balance sheet credit instruments, Zions Bank and Amegy have International Swap Dealer Association (“ISDA”) agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between Zions Bank and Amegy and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value on the derivative and the credit rating of the party with the obligation. The credit rating used in these situations is provided by either Moody’s or Standard & Poor’s. This means that a counterparty with a “AAA” rating would be obligated to provide less collateral to secure a major credit exposure than one with an “A” rating. All derivative gains and losses between Zions Bank or Amegy and a single counterparty are netted to determine the net credit exposure and therefore the collateral required. We have no exposure to credit default swaps.

The Company also has off-balance sheet credit risk associated with a Liquidity Agreement provided by Zions Bank to the QSPE securities conduit, Lockhart. See “Off-Balance Sheet Arrangement” for further details.

Another aspect of the Company’s credit risk management strategy is to pursue the diversification of the loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at September 30, 2008 no single loan category exceeded 27% of the Company’s total loan portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2008		December 31, 2007		September 30, 2007
		% of		% of		% of
(In millions)	Amount	total loans	Amount	total loans	Amount	total loans

Commercial lending:
Commercial and industrial	$ 11,351	27.0%	$ 10,407	26.5%	$ 9,767	25.7%
Leasing	451	1.1%	503	1.3%	474	1.2%
Owner occupied (1)	8,782	20.9%	7,545	19.2%	7,347	19.3%

Commercial real estate:
Construction and land development	7,812	18.6%	7,869	20.0%	7,828	20.6%
Term	6,079	14.5%	5,334	13.6%	5,054	13.3%

Consumer:
Home equity credit line	1,899	4.5%	1,608	4.1%	1,546	4.1%
1-4 family residential	3,892	9.3%	3,975	10.1%	3,969	10.5%
Construction and other consumer real estate (2)	769	1.8%	945	2.4%	972	2.6%
Bankcard and other revolving plans	360	0.8%	347	0.9%	299	0.8%
Other	411	1.0%	460	1.2%	473	1.2%

Other	222	0.5%	259	0.7%	250	0.7%

Total loans	$ 42,028	100.0%	$ 39,252	100.0%	$ 37,979	100.0%

(1)	Includes owner occupied construction loans.
(2)	Includes construction and lot loans to individuals.

The Company attempts to avoid the risk of an undue concentration of credits in a particular industry, trade group, property type, or with an individual customer or counterparty. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries.

Lending to finance residential land acquisition, development and construction is a core business for the Company. In some geographic markets, significant declines in the availability of mortgage financing to buyers of newly constructed homes and uncertainty in the residential real estate market are having an adverse impact on the operations of some of the Company’s developer and builder customers.

As discussed in the following sections, the Company’s level of credit quality continued to weaken during the third quarter of 2008. The deterioration in credit quality is mainly related to the weakness in residential development and construction activity in the Southwest that started in the latter half of 2007 and began to show signs of deterioration in Utah/Idaho during the first quarter of 2008. Residential construction and land development loans in Arizona and Nevada remain the most troubled segment of the portfolio. The most meaningful declines in commercial real estate credit quality during the quarter occurred in Arizona and Texas. The Company experienced increased criticized and classified loans in its commercial loan portfolio during the quarter in Utah and Texas. We expect continued credit quality deterioration over the next few quarters.

A more comprehensive discussion of our credit risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2007.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans

Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND GEOGRAPHY

(Amounts in millions) CRE loan type	As of date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Washington	Other (1)	Total	% of total CRE
Commercial term
Balance outstanding	9/30/08	$ 810.2	319.5	1,350.9	687.7	464.9	689.2	649.8	109.0	997.9	6,079.1	43.8%
% of loan type		13.3%	5.3%	22.2%	11.3%	7.7%	11.3%	10.7%	1.8%	16.4%	100.0%
Delinquency rates (2):
30-89 days	9/30/08	0.4%	0.7%	0.2%	7.5%	–	2.7%	1.0%	–	1.0%	1.6%
	12/31/07	0.9%	0.2%	0.2%	–	–	0.3%	0.3%	–	1.1%	0.4%
≥90 days	9/30/08	0.2%	0.1%	0.1%	–	–	0.3%	0.2%	–	1.3%	0.3%
	12/31/07	–	–	–	–	0.1%	0.5%	–	–	–	0.1%
Accruing past due
90 days	9/30/08	$ 0.9	–	0.4	–	–	1.2	0.8	–	–	3.3
	12/31/07	0.1	–	0.2	–	–	0.6	–	–	0.1	1.0
Nonaccrual loans	9/30/08	1.0	0.5	1.6	–	0.4	3.3	3.7	–	12.7	23.2
	12/31/07	–	–	0.1	–	0.4	3.6	–	–	–	4.1

Commercial construction and land development
Balance outstanding	9/30/08	$ 701.1	71.7	453.2	693.4	275.3	1,576.5	429.9	36.2	499.3	4,736.6	34.1%
% of loan type		14.8%	1.5%	9.6%	14.6%	5.8%	33.3%	9.1%	0.8%	10.5%	100.0%
Delinquency rates (2):
30-89 days	9/30/08	2.2%	–	0.8%	1.0%	0.4%	1.2%	0.3%	–	1.7%	1.2%
	12/31/07	–	–	0.1%	–	0.6%	–	–	58.6%	2.2%	0.7%
≥90 days	9/30/08	1.3%	–	1.6%	4.6%	0.2%	–	0.6%	–	3.3%	1.4%
	12/31/07	0.2%	–	–	–	0.5%	–	–	–	–	0.1%
Accruing past due
90 days	9/30/08	$ –	–	17.3	–	0.5	0.3	2.5	–	36.4	57.0
	12/31/07	6.3	–	15.9	13.2	–	0.1	–	–	32.2	67.7
Nonaccrual loans	9/30/08	19.7	–	0.1	33.7	–	–	2.1	–	20.8	76.4
	12/31/07	–	–	–	5.7	1.3	–	–	–	–	7.0
Residential construction and land development
Balance outstanding	9/30/08	$ 671.6	125.6	401.3	235.3	241.8	704.8	524.4	13.8	156.8	3,075.4	22.1%
% of loan type		21.8%	4.1%	13.0%	7.7%	7.9%	22.9%	17.1%	0.4%	5.1%	100.0%
Delinquency rates (2):
30-89 days	9/30/08	6.3%	–	0.6%	5.6%	0.3%	0.7%	22.6%	–	0.3%	5.9%
	12/31/07	0.9%	1.0%	–	5.5%	0.4%	0.4%	2.7%	–	–	1.4%
≥90 days	9/30/08	10.5%	3.3%	2.9%	26.4%	1.9%	0.1%	0.1%	–	2.7%	5.2%
	12/31/07	3.5%	–	0.4%	0.8%	1.3%	0.1%	0.4%	–	–	1.6%
Accruing past due
90 days	9/30/08	$ 6.5	–	6.7	0.5	1.5	0.7	6.3	–	–	22.2
	12/31/07	12.3	0.2	–	–	2.3	1.3	1.9	–	–	18.0
Nonaccrual loans	9/30/08	148.1	4.2	28.1	63.8	6.9	3.9	85.9	–	6.4	347.3
	12/31/07	46.5	11.9	16.2	36.2	–	0.2	1.4	–	7.5	119.9
Total construction and land development	9/30/08	1,372.7	197.3	854.5	928.7	517.1	2,281.3	954.3	50.0	656.1	7,812.0
Total commercial real estate	9/30/08	$ 2,182.9	516.8	2,205.4	1,616.4	982.0	2,970.5	1,604.1	159.0	1,654.0	13,891.1	100.0%

(1)	No other geography included in the Other category exceeded $196 million for all three loan types.
(2)	Delinquency rates include nonaccrual loans.

Approximately 30% of the commercial term loans consist of mini-perm loans on which construction is complete and the project is either in the process of stabilization or has stabilized, and the owner is waiting to seek permanent financing given the current volatile conditions in the financial markets. Mini-perm loans generally have maturities of 3 to 7 years. The remaining 70% are term loans with initial maturities generally of 15 to 20 years. Stabilization criteria differ by product and are dependent on cash flow created by lease-up for office, industrial and retail products and occupancy for retail and apartment products.

Approximately 31% of the commercial construction and land development portfolio is designated as acquisition and development. Most of these A&D properties are tied to specific retail, apartment, office or other projects. Underwriting on commercial properties is primarily based on the economic viability of the

ZIONS BANCORPORATION AND SUBSIDIARIES

project with heavy consideration given to the creditworthiness of the sponsor. The owners’ equity is always expected to be injected prior to bank advances. Re-margining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting because it determines the ultimate value of the property and the ability to service debt. Therefore, in most projects (with the exception of multi-family projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service ratio of 1.20.

Although residential construction and development deals with a different product type, many of the requirements previously mentioned, such as credit worthiness of the developer, up-front injection of the developer’s equity, re-margining requirements, and the viability of the project are also important in underwriting a residential development loan. Heavy consideration is given to market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections performed by qualified independent inspectors are routinely performed before disbursements are made. Loan agreements generally include limitations on the number of model homes and homes built on a spec basis, with preference given to pre-sold homes.

Real estate appraisals are ordered independently of the credit officer and the borrower, generally by the banks’ appraisal review function, which is staffed by qualified appraisers. Appraisals are ordered from outside appraisers at the inception, renewal, or for CRE loans, upon the occurrence of any event causing a “criticized” or “classified” grade to be assigned to the credit. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist. Advance rates will vary based on the viability of the project and the creditworthiness of the sponsor, but corporate guidelines generally limit advances to 50-65% for raw land, 65-75% for land development, 65-75% for finished commercial lots, 75-80% for finished residential lots, 80% for pre-sold homes, 75-80% for models and spec homes, and 75-80% for commercial properties. Exceptions may be granted on a case-by-case basis.

Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls, and on construction projects, independent progress inspection reports. The receipt of these schedules is closely monitored and calculations are made to determine adherence to the covenants set forth in the loan agreement. Additionally, the frequency of loan-by-loan reviews has been increased to a quarterly basis for all commercial and residential land acquisition, development, and construction loans at California Bank & Trust, National Bank of Arizona, and Nevada State Bank.

We have not been involved to any meaningful extent with insurance arrangements, credit derivatives, or any other default agreements as a mitigation strategy for commercial real estate loans. However, we do make use of personal or other guarantees as risk mitigation strategies.

The Company stress tests its CRE loan portfolio on a quarterly basis. This testing is back tested and the results of the testing are reviewed quarterly with the rating agencies and banking regulators. The stress testing methodology includes a loan-by-loan Monte Carlo simulation, which is an approach that measures potential loss of principal and related revenues. The Monte Carlo simulation stresses the probability of default and loss given default for CRE loans based on a variety of factors including regional economic factors, loan grade, loan-to-value, collateral type, and geography.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The following table sets forth the Company’s nonperforming assets:

	September 30,	December 31,	September 30,
(Amounts in millions)	2008	2007	2007

Nonaccrual loans	$765	$259	$175
Restructured loans	2	10	10
Other real estate owned	157	15	12

Total	$924	$284	$197

% of net loans and leases* and other real estate owned	2.20%	0.73%	0.52%

Accruing loans past due 90 days or more	$98	$77	$65

% of net loans and leases*	0.23%	0.20%	0.17%

* Includes loans held for sale.

Total nonperforming assets increased $640 million or 226% as of September 30, 2008 compared with the balance at December 31, 2007 and increased $727 million or 370% from the $197 million balance at September 30, 2007. The increase in nonperforming assets consisted primarily of residential construction and land development loans in Nevada State Bank, National Bank of Arizona, California Bank & Trust, and Zions Bank and commercial and industrial loans in California Bank & Trust and Zions Bank. Total nonaccrual loans at September 30, 2008 increased $506 million from the balances at December 31, 2007, which included increases of $333 million for nonaccrual construction and land development loans and $123 million for commercial lending. Nonperforming assets are expected to increase further over the next several quarters. Nonperforming assets increased $227 million during the quarter compared to an increase of $263 million during the second quarter.

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

The Company’s total recorded investment in impaired loans was $646 million at September 30, 2008, compared with $226 million at December 31, 2007 and $188 million at September 30, 2007. Estimated losses on impaired loans are included in the allowance for loan losses. At September 30, 2008, the allowance for loan losses included $32 million for impaired loans with a recorded investment of $235 million. At December 31, 2007, the allowance included $21 million for impaired loans with a $103 million recorded investment, and at September 30, 2007 the allowance included $9 million for impaired loans with a $70 million recorded investment.

ZIONS BANCORPORATION AND SUBSIDIARIES

The amount of accruing loans past due 90 days or more increased to $98 million at September 30, 2008 up from $77 million at December 31, 2007 and $65 million at September 30, 2007.

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

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

	Nine Months Ended September 30, 2008	Twelve Months Ended December 31, 2007	Nine Months Ended September 30, 2007

(Amounts in millions)

Loans* and leases outstanding (net of unearned income) at end of period	$ 41,888	$ 39,088	$ 37,822

Average loans* and leases outstanding
(net of unearned income)	$ 40,654	$ 36,808	$ 36,255

Allowance for loan losses:
Balance at beginning of period	$ 459	$ 365	$ 365
Allowance of companies acquired	–	8	8
Allowance of loans sold with branches	–	(2)	–
Allowance associated with purchased securitized loans and loans sold	1	–	–
Provision charged against earnings	363	152	82
Loans and leases charged off:
Commercial lending	(63)	(39)	(27)
Commercial real estate	(138)	(24)	(11)
Consumer	(28)	(16)	(11)

Total	(229)	(79)	(49)

Recoveries:
Commercial lending	6	9	7
Commercial real estate	5	1	1
Consumer	4	5	4

Total	15	15	12

Net loan and lease charge-offs	(214)	(64)	(37)

Balance at end of period	$ 609	$ 459	$ 418

Ratio of annualized net charge-offs to average loans and leases	0.70%	0.17%	0.14%

Ratio of allowance for loan losses to net loans and leases at end of period	1.45%	1.18%	1.11%

Ratio of allowance for loan losses to nonperforming loans	79.39%	170.99%	226.52%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more	70.59%	136.75%	175.09%

*	Includes loans held for sale.

Net loan and lease charge-offs, along with their annualized ratios to average loans and leases, are shown in the preceding table for the periods presented. The same respective amounts for the third quarter of 2008 were $95 million and 0.91%.

The total allowance for loan losses at September 30, 2008 increased $150 million from the level at year-end 2007. The amount of the allowance included for criticized and classified commercial and commercial real

ZIONS BANCORPORATION AND SUBSIDIARIES

estate loans increased $99 million. Of this increase, $33 million was for commercial lending, and $66 million was for commercial real estate loans. The level of the allowance for noncriticized and nonclassified commercial and commercial real estate loans increased $28 million. The allowance for consumer loans increased $23 million compared to December 31, 2007.

Reserve for Unfunded Lending Commitments – The Company also estimates a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. We determine the reserve for unfunded lending commitments using a process that is similar to the one we use for commercial lending and commercial real estate loans. Based on historical experience, we have developed experience-based loss factors that we apply to the Company’s unfunded lending commitments to estimate the potential for loss in that portfolio.

The following table sets forth the reserve for unfunded lending commitments:

	Nine Months Ended September 30, 2008	Twelve Months Ended December 31, 2007	Nine Months Ended September 30, 2007

(In millions)

Balance at beginning of period	$ 21.5	$ 19.4	$ 19.4
Reserve of company acquired	–	0.3	0.3
Provision charged against earnings	2.0	1.8	1.7

Balance at end of period	$ 23.5	$ 21.5	$ 21.4

The following table sets forth the total allowance and reserve for credit losses:

	September 30,	December 31,	September 30,
(In millions)	2008	2007	2007

Allowance for loan losses	$609	$459	$418
Reserve for unfunded lending commitments	24	22	21

Total allowance and reserve for credit losses	$633	$481	$439

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

	September 30,		December 31,
	2008		2007
	Low	High	Low	High

Duration of equity:
Range (in years)
Base case	-0.3	2.1	–	2.5
Increase interest rates by 200 bp	0.5	3.0	0.9	3.4

Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	0.4%	2.7%	-1.3%	1.1%
Decrease interest rates by 200 bp	-2.1%	-0.1%	-2.3%	-0.2%

As discussed previously under the section “Net Interest Income, Margin and Interest Rate Spreads,” the Company believes that in recent quarters, the dynamic balance sheet changes with regard to changes in the mix of deposits and other funding sources have tended to have a somewhat larger effect on the net interest spread and net interest margin than has the Company’s interest rate risk position. However, as also discussed in that section, competitive pressures on deposit rates may impede our ability to reprice deposits, which would have a negative impact on the net interest margin during the remaining three months of 2008.

Market Risk – Fixed Income – The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

At September 30, 2008, the Company had $45.8 million of trading account assets and $29.5 million of securities sold, not yet purchased compared with $21.8 million and $15.5 million of trading assets and $224.3 million and $21.0 million of securities sold, not yet purchased at December 31, 2007 and September 30, 2007, respectively. The higher securities sold, not yet purchased balance in comparison to trading account assets as of December 31, 2007 is related to bank subsidiaries sweep products.

The Company is exposed to market risk through changes in fair value and other than temporary impairment of held-to-maturity and available-for-sale securities. The Company also is exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in fair value in available-for-sale securities and interest rate swaps are included in OCI each quarter. During the third quarter of 2008, the after-tax change in OCI

ZIONS BANCORPORATION AND SUBSIDIARIES

attributable to available-for-sale securities was $(34.3) million. The after-tax change in OCI attributable to held-to-maturity securities transferred from available-for-sale in the second quarter of 2008 was $8.9 million. The change attributable to interest rate swaps was $25.5 million, for a net increase to shareholders’ equity of $0.1 million. If any of the available-for-sale securities or HTM securities transferred from AFS becomes other than temporarily impaired, any loss in OCI is reversed and the impairment is charged to operations. See “Investment Securities Portfolio” for additional information on other-than-temporary impairment.

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

The Company also, from time to time, either starts and funds businesses or makes significant investments in companies of strategic interest. These investments may result in either minority or majority ownership positions, and usually give board representation to Zions or its subsidiaries. These strategic investments generally are in companies that are financial services or financial technologies providers. At September 30, 2008, such investments included $19 million in Farmer Mac.

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

On October 28, 2008, the Company announced its intent to participate in the Treasury’s Capital Purchase Program. See “Capital Management” for further discussion.

ZIONS BANCORPORATION AND SUBSIDIARIES

Operating cash flows, while normally constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and its subsidiary banks. For the first nine months of 2008, operations contributed $784 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

During the first nine months of 2008, the Parent received $78 million in cash dividends from its subsidiaries. At September 30, 2008, $331 million of dividend capacity was available for the subsidiary banks to pay to the Parent under regulatory guidelines.

The Parent also has a program to issue short-term commercial paper. At September 30, 2008, outstanding commercial paper was $40 million as compared to $298 million at December 31, 2007. This decline reflects both deteriorating financial market conditions nationally, as well as the downgrade (discussed below) of the Company’s commercial paper ratings. In addition, at September 30, 2008, the Company has lines of credit of $395 million with certain of its subsidiary banks. No amounts were outstanding under these lines at September 30, 2008. Interest on these lines is at a variable rate based on specified indices. Actual amounts that may be borrowed at any given time are based on determined collateral requirements.

On February 28, 2008, Moody’s downgraded its ratings for the Parent on long-term issuer/senior debt to A3, on subordinated debt to Baa1, and on short-term/commercial paper to P-2; it also changed its outlook from Negative to Stable. Also, Moody’s downgraded its ratings for the three largest subsidiary banks on long-term issuer/senior debt and certificates of deposit to A2, affirmed the short-term/commercial paper rating of P-1, and changed its outlook from Negative to Stable.

On August 11, 2008 Moody’s changed its rating outlook to Watch Negative for the Parent and the three largest subsidiary banks. On September 3, 2008, S&P changed its long term issuer ratings outlook to Outlook Negative for the Parent and the largest subsidiary bank.

During the third quarter and first nine months of 2008, the Company issued a net amount of $28.5 million and $261.3 million, respectively, of one- and two-year senior medium-term notes at coupon rates ranging from 4.50% to 5.65%. Interest is payable semiannually. These unsecured notes were sold via Zions’ online auction process and direct sales. They were issued under the Company’s existing shelf registration with the SEC.

The Company repaid senior medium-term notes of $137 million and $155 million during the third quarter and first nine months of 2008, respectively.

The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At September 30, 2008, these

ZIONS BANCORPORATION AND SUBSIDIARIES

core deposits, in aggregate, constituted 87.7% of consolidated deposits, compared with 87.9% of consolidated deposits at December 31, 2007. The Company has also obtained brokered deposits to serve as an additional source of liquidity for the Company. At September 30, 2008, total brokered deposits were $791 million, up from $124 million at June 30, 2008 and $77 million at March 31, 2008. For the first nine months of 2008, increases in deposits resulted in net cash inflows of $936 million.

On October 3, 2008, the FDIC increased deposit insurance to $250,000 through December 31, 2009. In addition, the FDIC implemented a program to provide full deposit insurance coverage for noninterest-bearing transaction deposit accounts through December 31, 2009, unless insured banks elect to opt out of the program. The Company intends to inform its customers that it will not opt out of this program.

The Federal Home Loan Bank (“FHLB”) system is also a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first nine months of 2008, the activity in short-term FHLB borrowings resulted in a net cash inflow of approximately $1,025 million. The subsidiary banks are required to invest in FHLB stock to maintain their borrowing capacity. At September 30, 2008, the subsidiary banks’ total investment in FHLB stock was $252 million.

The Federal Reserve Board has a temporary program to make 28- and 84-day loans to banks in the United States and to foreign banks through foreign central banks. The program has been extended through January 30, 2009. These loans are made using an auction process. Zions Bank is currently participating in this program and will continue to do so as long as money can be borrowed at an attractive rate. Amounts that can be borrowed are based upon the amount of collateral pledged to the Federal Reserve Bank. Borrowings outstanding at Zions Bank under this program were $700 million at September 30, 2008 and $450 million at December 31, 2007.

At September 30, 2008, the amount available for additional FHLB and Federal Reserve borrowings was approximately $9.5 billion. An additional $2.3 billion could be borrowed upon the pledging of additional available collateral.

Zions Bank has in prior years used asset securitizations to sell loans and provide a flexible alternative source of funding. As a QSPE securities conduit sponsored by Zions Bank, Lockhart has purchased and held credit-enhanced securitized assets resulting from certain small business loan securitizations. During the second quarter of 2008, the entire remaining amount of these small business loans securitizations was purchased by Zions Bank. Under the Liquidity Agreement, Zions Bank has also purchased assets due to security ratings downgrades and the inability of Lockhart to issue commercial paper. See “Off-Balance Sheet Arrangement” for information about Lockhart and the Liquidity Agreement.

The Company’s investment activities can also provide or use cash. For the first nine months of 2008, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $820 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For the first nine months of 2008, organic loan growth resulted in a net cash outflow of $2.3 billion.

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

Total shareholders’ equity on September 30, 2008 was $5,566 million compared to $5,274 million at June 30, 2008, $5,293 million at December 31, 2007, and $5,257 million at September 30, 2007. The Company’s capital ratios were as follows:

	Proforma September 30, 2008 (1)	September 30, 2008	December 31, 2007	September 30, 2007	Percentage required to be well capitalized

Tangible equity ratio	9.30%	6.60%	6.17%	6.40%	na
Tangible common equity ratio	na	6.05%	5.70%	5.90%	na
Average equity to average assets (three months ended)	na	9.96%	10.47%	10.69%	na

Risk-based capital ratios:
Tier 1 leverage	10.33%	7.64%	7.37%	7.67%	na (2)
Tier 1 risk-based capital	10.90%	8.07%	7.57%	7.66%	6.00%
Total risk-based capital	15.13%	12.30%	11.68%	11.74%	10.00%

(1)	Reflects receipt of capital investment of $1.4 billion under the U.S. Department of the Treasury Capital Purchase Program.
(2)	There is no Tier 1 leverage component in the definition of a well capitalized holding company.

The Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. As of September 30, 2008, the Company and each of its subsidiary banks exceeded the “well capitalized” guidelines under regulatory standards.

The Company has stated that its long-term target range for the tangible equity ratio is 6.25% to 6.50%. However, during current distressed financial market and economic conditions, the Company believes that maintaining capital ratios above that range is appropriate. The actual ratio at September 30, 2008 was 6.60%, at June 30, 2008 was 5.97%, at December 31, 2007 was 6.17% and at September 30, 2007 was 6.40%. The increase in total shareholders’ equity from June 30, 2008 is primarily due to net proceeds of $245 million from the issuance of common stock and $46 million from the issuance of preferred stock during the third quarter of 2008. During the first nine months of 2008, total shareholders equity has been negatively impacted by increased after tax unrealized losses of $129 million on investment securities included in OCI.

ZIONS BANCORPORATION AND SUBSIDIARIES

On October 27, 2008, the U.S. Department of the Treasury gave preliminary approval to the Company’s application to receive a capital investment of $1.4 billion. The application was made under the Treasury’s Capital Purchase Program announced on October 14, 2008. The capital investment is expected to be received prior to year-end and will be in the form of nonvoting senior preferred shares pari passu with the Company’s existing preferred shares. The Company will also issue to the Treasury warrants exercisable for 10 years to purchase $210 million of the Company’s common shares. The number of common shares issuable under the warrants will be determined from the average share price during a specified 20-day trading period. The preferred shares will qualify for regulatory Tier 1 capital and may be redeemed after three years. They will have a dividend rate of 5% for the first five years, increasing to 9% thereafter. Among other things, the Company will be subject to restrictions and conditions including those related to common dividends, share repurchases, executive compensation, and corporate governance. This new capital will significantly strengthen the Company’s capital base, which was already well above the “well capitalized” regulatory benchmarks. The Company expects to deploy this new capital mainly in the form of prudent new lending in its markets throughout the western United States; it may also pursue the acquisition of failed banks being offered by the FDIC, and other business opportunities.

As of September 30, 2008, the Company has a $56.3 million remaining authorization from its Board of Directors for the repurchase of common stock. The Company has not repurchased any shares since August 2007 and in compliance with the conditions of the Capital Purchase Program, the Company will not repurchase any common shares during the period the senior preferred shares are outstanding without permission from the U.S. Department of the Treasury.

On July 2, 2008, the Company completed a $47 million offering of 9.50% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock. The Company issued 46,949 shares in the form of 1,877,971 depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. Terms and conditions, except for the dividend amount, are generally similar to the existing issuance of $240 million Series A floating rate preferred stock in December 2006 and described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The offering was sold via Zions’ online auction process and direct sales primarily by the Company’s broker/dealer subsidiary.

During September 8-11, 2008, the Company issued $250 million of new common stock consisting of 7,194,079 shares at an average price of $34.75 per share. Net of issuance costs and fees, this added $244.9 million to common equity. The registered sales took place through the previously announced ATM Equity Offering (SM) Sales Agreement with Merrill Lynch.

Dividends of $0.43 per common share were paid in the third quarters of both 2008 and 2007. For the three months ended September 30, 2008, the Company paid $45.5 million in dividends on common stock compared to $46.1 million in the same period of 2007. At its October 2008 meeting, the Company’s Board of Directors declared a dividend of $0.32 per share of common stock. The dividend is payable November 19, 2008 to shareholders of record as of the close of business on November 5, 2008. Under the terms of the Capital Purchase Program, the Company may not increase the dividend on its common stock during the period the senior preferred shares are outstanding without permission from the U.S. Department of the Treasury.

During the nine months ended September 30, 2008, the Company declared and set aside funds of $9.3 million for preferred dividends compared to $11.0 million during the comparable period in 2007. The Company declared and set aside $4.4 million for preferred dividends during the third quarter of 2008 and $3.8 million during the third quarter of 2007.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Other than discussed in the following paragraphs, the Company believes there have been no significant changes in risk factors compared to the factors identified in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2007; however, this filing contains updated disclosures related to significant risk factors discussed in “Credit Risk Management,” “Market Risk – Fixed Income,” and “Liquidity Risk Management.”

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect. Our business may not benefit from these actions and further government or market developments could adversely impact us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets, and also provides the authority under which the Treasury may acquire preferred stock and warrants for common stock from financial institutions pursuant to a Capital Purchase Program (“CPP”).

ZIONS BANCORPORATION AND SUBSIDIARIES

There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or CPP or the TARP or CPP does not function as intended, our business may not receive the anticipated positive impact from the legislation. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the third quarter of 2008:

Period	Total number of shares repurchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

July	313	$ 26.89	–	$56,250,315
August	1,123	27.66	–	56,250,315
September	489	32.32	–	56,250,315

Quarter	1,925	28.72	–

(1)	All share repurchases during the third quarter of 2008 were made to pay for payroll taxes upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

a) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

*	Incorporated by reference

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

Date: November 7, 2008