Form 10-K
period 2008-12-31
ZIONS BANCORPORATION /UT/
filed 2009-02-27
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-12307

ZIONS BANCORPORATION

(Exact name of Registrant as specified in its charter)

UTAH	87-0227400
(State or other jurisdiction of incorporation or organization)	(Internal Revenue Service Employer Identification Number)

One South Main, 15th Floor Salt Lake City, Utah	84133
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 524-4787

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Guarantee related to 8.00% Capital Securities of Zions Capital Trust B	New York Stock Exchange
6% Subordinated Notes due September 15, 2015	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series C 9.5% Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Common Stock, without par value	The NASDAQ Stock Market LLC

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

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2008	$3,226,459,704
Number of Common Shares Outstanding at February 20, 2009	115,337,627 shares

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement – Incorporated into Part III

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

•

changes in political and economic conditions, including the political and economic effects of the current economic crisis and other major developments, including wars, military actions and terrorist attacks;

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

•

the Company’s participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act (“EESA”) and the American Recovery and Reinvestment Act (“ARRA”), including without limitation the Troubled Asset Relief Program (“TARP”), the Capital Purchase Program (“CPP”), and the Temporary Liquidity Guarantee Program (“TLGP”) and the impact of such programs and related regulations on the Company and on international, national, and local economic and financial markets and conditions;

•

the impact of the EESA and the ARRA and related rules and regulations on the business operations and competitiveness of the Company and other participating American financial institutions, including the impact of the executive compensation limits of these acts, which may impact the ability of the Company and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•

the impact of certain provisions of the EESA and ARRA and related rules and regulations on the attractiveness of governmental programs to mitigate the effects of the current economic crisis, including the risks that certain financial institutions may elect not to participate in such programs, thereby decreasing the effectiveness of such programs;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	demand for financial services in the Company’s market areas;

•	inflation and deflation;

•	technological changes and the Company’s implementation of new technologies;

•	the Company’s ability to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and

•	increased costs of deposit insurance and changes with respect to Federal Deposit Insurance Corporation (“FDIC”) insurance coverage levels.

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

GLOSSARY OF ACRONYMS

ABS – Asset-Backed Security

AFS – Available-for-Sale

ALCO – Asset/Liability Committee

ALM – Asset-Liability Management

AML – Anti-Money Laundering

ARM – Adjustable Rate Mortgage

ARRA – American Recovery and Reinvestment Act

ATM – Automated Teller Machine

BCBS – Basel Committee on Banking Supervision

BSA – Bank Secrecy Act

CDARS – Certificate of Deposit Account Registry System

CDO – Collateralized Debt Obligation

CMC – Capital Management Committee

COSO – Committee of Sponsoring Organizations of the Treadway Commission

CPFF – Commercial Paper Funding Facility

CPP – Capital Purchase Program

CRA – Community Reinvestment Act

CRE – Commercial Real Estate

EESA – Emergency Economic Stabilization Act

EITF – Emerging Issues Task Force

ESOARS – Employee Stock Option Appreciation Rights Securities

FAMC – Federal Agricultural Mortgage Corporation

FASB – Financial Accounting Standards Board

FDIC – Federal Deposit Insurance Corporation

FHLB – Federal Home Loan Bank

FHLMC – Federal Home Loan Mortgage Corporation

FIN – FASB Interpretation

FINRA – Financial Industry Regulatory Authority

FNMA – Federal National Mortgage Association

FRB – Federal Reserve Board

FSP – FASB Staff Position

FTE – Full-Time Equivalent

GNMA – Government National Mortgage Association

HTM – Held-to-Maturity

ISDA – International Swap Dealer Association

LIBOR – London Inter-Bank Offering Rate

LTV – Loan-to-Value

MD&A – Management’s Discussion and Analysis

NPR – Notice of Proposed Rulemaking

NRSRO – Nationally Recognized Statistical Rating Organization

OCC – Office of the Comptroller of the Currency

OCI – Other Comprehensive Income

OREO – Other Real Estate Owned

OTC – Over-the-Counter

OTTI – Other-Than-Temporary-Impairment

PCAOB – Public Company Accounting Oversight Board

PDs – Probabilities of Default

QSPE – Qualifying Special-Purpose Entity

REIT – Real Estate Investment Trust

SBA – Small Business Administration

SBIC – Small Business Investment Company

SEC – Securities and Exchange Commission

SFAS – Statement of Financial Accounting Standards

TAF – Term Auction Facility

TARP – Troubled Asset Relief Program

TLGP – Temporary Liquidity Guarantee Program

VIE – Variable Interest Entity

ITEM 1.	BUSINESS

DESCRIPTION OF BUSINESS

Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of the State of Utah in 1955, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Parent and its subsidiaries (collectively “the Company”) own and operate eight commercial banks with a total of 513 domestic branches at year-end 2008. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, Washington, and Oregon. Full-time equivalent employees totaled 11,011 at year-end 2008. For further information about the Company’s industry segments, see “Business Segment Results” on page 60 in Management’s Discussion and Analysis (“MD&A”) and Note 22 of the Notes to Consolidated Financial Statements. For information about the Company’s foreign operations, see “Foreign Operations” on page 58 in MD&A. The “Executive Summary” on page 18 in MD&A provides further information about the Company.

PRODUCTS AND SERVICES

The Company focuses on providing community banking services by continuously strengthening its core business lines of 1) small, medium-sized business and corporate banking; 2) commercial and residential development, construction and term lending; 3) retail banking; 4) treasury cash management and related products and services; 5) residential mortgage; 6) trust and wealth management; and 7) investment activities. It operates eight different banks in ten Western and Southwestern states with each bank operating under a different name and each having its own board of directors, chief executive officer, and management team. The banks provide a wide variety of commercial and retail banking and mortgage lending products and services. They also provide a wide range of personal banking services to individuals, including home mortgages, bankcard, other installment loans, home equity lines of credit, checking accounts, savings accounts, time certificates of various types and maturities, trust services, safe deposit facilities, direct deposit, and 24-hour ATM access. In addition, certain banking subsidiaries provide services to key market segments through their Women’s Financial, Private Client Services, and Executive Banking Groups. We also offer wealth management services through a subsidiary, Contango Capital Advisors, Inc. (“Contango”), and online brokerage services through Zions Direct.

In addition to these core businesses, the Company has built specialized lines of business in capital markets, public finance, and certain financial technologies, and is also a leader in Small Business Administration (“SBA”) lending. Through its eight banking subsidiaries, the Company provides SBA 7(a) loans to small businesses throughout the United States and is also one of the largest providers of SBA 504 financing in the nation. The Company owns an equity interest in the Federal Agricultural Mortgage Corporation (“Farmer Mac”) and is one of the nation’s top originators of secondary market agricultural real estate mortgage loans through Farmer Mac. The Company is a leader in municipal finance advisory and underwriting services. The Company also controls four venture capital funds that provide early-stage capital primarily for start-up companies located in the Western United States. Finally, the Company’s NetDeposit subsidiary is a leader in the provision of check imaging and clearing software.

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

In addition, the Company’s subsidiary banks are subject to the provisions of the National Bank Act or the banking laws of their respective states, as well as the rules and regulations of the Office of the Comptroller of the Currency (“OCC”), the FRB, and the FDIC. They are also under the supervision of, and are continually subject to periodic examination by, the OCC or their respective state banking departments, the FRB, and the FDIC. Many of our nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. Our brokerage and investment advisory subsidiaries are regulated by the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”) and/or state securities regulators. Our other nonbank subsidiaries may be subject to the laws and regulations of the federal government and/or the various states in which they conduct business.

The Company is subject to various requirements and restrictions contained in both the laws of the United States and the states in which its banks and other subsidiaries operate. These regulations include but are not limited to the following:

•

Laws and regulations regarding the availability, requirements and restrictions of a number of recently enacted governmental programs in which the Company participates, including the TARP and its associated CPP, the TLGP, the Term Auction Facility (“TAF”) and the Commercial Paper Funding Facility (“CPFF”), as well as certain conditions imposed by the EESA and ARRA and programs thereunder, including limitations on dividends on common stock in the CPP, and on executive compensation contained in the ARRA. Some of these programs, including specifically the CPP, contain provisions that allow the U.S. Government to unilaterally modify any term or provision of contracts executed under the program.

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

•

Capital requirements. The FRB has established capital guidelines for financial holding companies. The OCC, the FDIC, and the FRB have also issued regulations establishing capital requirements for banks. Additional capital requirements, including taking additional capital from the U.S. Treasury in amounts and on terms yet to be defined, to be determined by “stress tests” not yet designed, may be required by the U.S. Treasury for banks larger than the Company, and could become required of the Company. There also is a risk that regional bank companies like Zions which are not deemed to be systemically important will be disadvantaged by not being allowed to participate in future government capital programs. The federal bank regulatory agencies have adopted and are proposing risk-based capital rules described below. Failure to meet capital requirements could subject the Parent and its subsidiary banks to a variety of restrictions and enforcement remedies. See Note 19 of the Notes to Consolidated Financial Statements for information regarding capital requirements.

The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “BCBS”). The BCBS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. The BCBS has been working for a number of years on revisions to Basel I. In December 2007, U.S. banking regulators published the final rule for Basel II implementation, requiring banks with over $250 billion in consolidated total assets or on-balance sheet foreign exposure of $10 billion (core banks) to adopt the Advanced Approach of Basel II while allowing other banks to elect to “opt in.”

Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems, or from external events. Basel I does not include separate capital requirements for operational risk.

We are not currently an “opt in” bank holding company, as the Company does not have in place the data collection and analytical capabilities necessary to adopt the Advanced Approach. However, we believe that the competitive advantages afforded to companies that do adopt the Advanced Approach may make it necessary for the Company to elect to “opt in” at some point. Whether or not this scenario emerges, our risk management will be well served by our continuing investment in more sophisticated analytical capabilities and in an enhanced data environment.

In July 2008, the U.S. banking regulators issued a proposed rule that would provide “non-core” banks with the option to adopt the Standardized Approach proposed in Basel II, replacing the previously proposed Basel 1A framework. While the Advanced Approach uses sophisticated mathematical models to measure and assign capital to specific risks, the Standardized Approach categorizes risks by type and then assigns capital requirements. We are evaluating the benefit of adopting the Standardized Approach and will make a decision following publication of the final rule.

Additional modifications of the Basel II regime continue to be proposed or adopted, but the requirements of the CPP and the ARRA appear to be “overriding” for the time being on any Basel II issues as they might apply to the Company.

•

Requirements that the Parent serve as a source of strength for its banking subsidiaries. The FRB has a policy that a bank holding company is expected to act as a source of financial and managerial strength to each of its bank subsidiaries and, under appropriate circumstances, to commit resources to support each subsidiary bank. In addition, the OCC may order an assessment of the Parent if the capital of one of its national bank subsidiaries were to fall below capital levels required by the regulators.

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

•

Safety and soundness requirements. Federal and state laws require that our banks be operated in a safe and sound manner. We are subject to additional safety and soundness standards prescribed in the Federal Deposit Insurance Corporate Improvement Act of 1991, including standards related to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, as well as other operational and management standards deemed appropriate by the federal banking agencies.

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

•

Anti-money laundering regulations. The Bank Secrecy Act (“BSA”) and other federal laws require financial institutions to assist U.S. Government agencies to detect and prevent money laundering. Specifically, the BSA requires financial institutions to keep records of cash purchases of negotiable instruments, file reports of cash transactions exceeding $10,000 (daily aggregate amount), and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities. Title III of the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) substantially broadens the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, defining new crimes and related penalties, and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations, which apply various requirements of the USA Patriot Act to financial institutions. The Company’s bank and broker-dealer subsidiaries and private investment companies advised or sponsored by the Company’s subsidiaries must comply with these regulations. These regulations also impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

The Board of Directors of the Parent has implemented a comprehensive system of corporate governance practices. This system includes Corporate Governance Guidelines, a Code of Business Conduct and Ethics for Employees, a Directors Code of Conduct, and charters for the Audit, Credit Review, Compensation, and Nominating and Corporate Governance Committees. More information on the Company’s corporate governance practices is available on the Company’s website at www.zionsbancorporation.com. (The Company’s website is not part of this Annual Report on Form 10-K.)

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

GOVERNMENT MONETARY POLICIES

The earnings and business of the Company are affected not only by general economic conditions, but also by policies adopted by various governmental authorities. The Company is particularly affected by the monetary policies of the FRB, which affect short-term interest rates and the national supply of bank credit. The tools available to the FRB which may be used to implement monetary policy include:

•	open-market operations in U.S. Government securities;

•	adjustment of the discount rates or cost of bank borrowings from the FRB;

•	imposing or changing reserve requirements against bank deposits;

•	term auction facilities collateralized by bank loans; and

•	other programs to purchase assets and inject liquidity directly in various segments of the economy.

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

The following list describes several risk factors which are significant to the Company including but not limited to:

•

The United States and other countries are facing a severe economic crisis. In response the United States and other governments have established a variety of programs and policies designed to mitigate the effects of the crisis. Many of these programs and policies are unprecedented and untested and may not be effective or may have adverse consequences, whether anticipated or unanticipated. If these programs and policies are ineffective or result in substantial adverse developments, the economic crisis may become more severe or may continue for a substantial period of time. Any increase in the severity or duration of the economic crisis would adversely affect the Company.

•

The Company has chosen to participate in a number of new programs sponsored by the U.S. Government during the current financial and economic crisis, and in the future may elect to or be required to participate in these or other, as not yet enacted, programs. The company is therefore subject to the risk that these programs may not be available in the future, or that it will be forced to participate in programs that it does not believe to be in its best interest or that of its shareholders. These programs, including the TARP and its associated CPP, the TLGP, the TAF, and the CPFF, as well as the ARRA and EESA, contain important limitations on the Company’s conduct of its business, including limitations on dividends, repurchases of common stock, acquisitions, and executive compensation contained in the CPP and the ARRA. These limitations may adversely impact the Company’s ability to attract nongovernmental capital and to recruit and retain executive management and other personnel and its ability to compete with other American and foreign financial institutions. One of these programs, the CPP, contains provisions that allow the U.S. Government to unilaterally modify any term or provision of contracts executed under the program.

•

Certain provisions of the ESSA and ARRA and related rules and regulations may lead certain financial institutions to elect not to participate in governmental programs designed to mitigate the current economic crisis, thereby decreasing the effectiveness of such programs and creating additional stresses on employees and customers of and investors in American financial institutions.

•

Credit risk is one of our most significant risks. The Company’s level of credit quality continued to weaken during 2008. The deterioration in credit quality is mainly related to the weakness in residential development and construction activity in the Southwest that started in the latter half of 2007. Although not to the degree experienced in the Southwestern states (generally Arizona, Nevada and California), some signs of deterioration began to surface in Utah and Idaho during the first quarter of 2008 and in the Texas market in the fourth quarter of 2008. Residential construction and land development loans in Arizona and Nevada remain the most troubled segments of the portfolio and account for the most meaningful declines in commercial real estate credit quality during the last half of 2008. We expect continued credit quality deterioration over the next few quarters. With the economy continuing to weaken, there is a risk that credit quality could be adversely impacted throughout our geographic footprint and for other loan types.

•

Net interest income is the largest component of the Company’s revenue. The management of interest rate risk for the Company and all bank subsidiaries is centralized and overseen by an Asset Liability Management Committee appointed by the Company’s Board of Directors. The Company has been successful in its interest rate risk management as evidenced by its achieving a relatively stable net interest margin over the last several years when interest rates have been volatile and the rate environment challenging. Factors beyond the Company’s control can significantly influence the interest rate environment and increase the Company’s risk. These factors include competitive pricing pressures for our loans and deposits, adverse shifts in the mix of deposits and other funding sources, and volatile market interest rates subject to general economic conditions and the policies of governmental and regulatory agencies, in particular the FRB.

•

Funding availability, as opposed to funding cost, became a more important risk factor in the latter half of 2007 and in 2008, as a global liquidity crisis affected financial institutions generally, including the Company, and is expected to remain an issue in 2009. However, this global liquidity crisis was partially mitigated as the Company strengthened its capital and liquidity during the latter half of 2008, including raising approximately $300 million of common and preferred equity, a capital investment of $1.4 billion from the U.S. Treasury as part of the Treasury’s CPP, as well as its participation in the TAF, and the TLGP. See “Capital Management” on page 119 in MD&A and Notes 11 and 14 of the Notes to Consolidated Financial Statements for further information on funding availability.

•

It is expected that liquidity stresses will continue to be a risk factor in 2009 for the Company, the Parent and its affiliate banks, and for Lockhart Funding, LLC (“Lockhart”). Lockhart’s participation in the CPFF has mitigated these stresses for it; however, this program is currently scheduled to expire in October 2009.

•

Zions Bank sponsors an off-balance sheet qualifying special-purpose entity (“QSPE”), Lockhart, which funds its assets by issuing asset-backed commercial paper. Its assets include securities which are rated AAA and AA or guaranteed by the U.S. Government. Factors beyond the Company’s control can significantly influence whether Lockhart will remain as an off-balance sheet QSPE and whether the Company will be required to purchase, and possibly incur losses, on securities from Lockhart under the provisions of a Liquidity Agreement the Company provides to Lockhart. These factors include Lockhart’s inability to issue asset-backed commercial paper, expiration of the Federal Reserve’s CPFF without sufficient offsetting market demand for Lockhart’s commercial paper, rating agency downgrades of securities, and instability in the credit markets.

•

The Company’s on-balance sheet asset-backed securities investment portfolio includes collateralized debt obligations (“CDOs”) collateralized by trust preferred securities issued by banks, insurance companies, and real estate investment trusts (“REITs”) that may have some exposure to the subprime market and/or to other categories of distressed assets. In addition, asset-backed securities also include structured asset-backed collateralized debt obligations (“ABS CDOs”) (also known as diversified structured finance CDOs) purchased from Lockhart which have minimal exposure to subprime and home equity mortgage securitizations. Factors beyond the Company’s control can significantly influence the fair value of these securities and potential adverse changes to the fair value of these securities. These factors include but are not limited to rating agency downgrades of securities, defaults of debt issuers, lack of market pricing of securities, rating agency downgrades of monoline insurers that insure certain asset-backed securities, and continued instability in the credit markets. See “Investment Securities Portfolio” on page 85 for further details.

•

The Company is exposed to accounting, financial reporting, and regulatory/compliance risk. The Company provides to its customers a number of complex financial products and services. Estimates, judgments and interpretations of complex and changing accounting and regulatory policies are required in order to provide and account for these products and services. Identification, interpretation and implementation of complex and changing accounting standards as well as compliance with regulatory requirements, including the BSA and various Know Your Customer, Identity Theft Red Flag, and Anti-Money Laundering regulations, therefore pose an ongoing risk.

•

The Company is subject to risks associated with legal claims and litigation. The Company’s exposure to claims and litigation may increase as a result of stresses on customers, counterparties and others arising from the current economic crisis.

•

A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of the Company. We continue to devote a significant amount of effort, time and resources to improving our controls and ensuring compliance with complex accounting standards and regulations.

•	As noted previously, U.S. and international regulators have adopted new capital standards commonly known as Basel II. As a bank holding company with less than $250 billion in consolidated total assets and on-balance sheet foreign exposure of less than $10 billion, we can but are not required to adopt the Advanced Approach of Basel II. We have not as yet chosen to adopt it. However, these standards would apply to a number of our largest competitors and potentially give them a competitive advantage over banks that do not adopt these standards. Whether or not this competitive disparity emerges, the Company is continuing to develop systems, data and analytical capabilities that both enhance our internal risk management process and help facilitate Basel II adoption, if we choose to do so in the future.

•

From time to time the Company makes acquisitions. The success of any acquisition depends, in part, on our ability to realize the projected cost savings from the merger and on the continued growth and profitability of the acquisition target. We have been successful with most prior mergers, but it is possible that the merger integration process with an acquisition target could result in the loss of key employees, disruptions in controls, procedures and policies, or other factors that could affect our ability to realize the projected savings and successfully retain and grow the target’s customer base.

The Company’s Board of Directors established an Enterprise-Wide Risk Management policy and appointed an Enterprise Risk Management Committee in 2005 to oversee and implement the policy. In addition to credit and interest rate risk, the Committee also monitors the following risk areas: market risk, liquidity risk, operational risk, compliance risk, information technology risk, strategic risk, and reputation risk.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2008, the Company operated 513 domestic branches, of which 269 are owned and 244 are leased. The Company also leases its headquarter offices in Salt Lake City, Utah. Other operation facilities are either owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance, and taxes. For additional information regarding leases and rental payments, see Note 18 of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

The information contained in Note 18 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on Nasdaq on February 20, 2009 was $9.00 per share.

The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on Nasdaq:

	2008			2007
	High		Low	High	Low
1st Quarter	$57.05		39.31	88.56	81.18
2nd Quarter	51.15		29.46	86.00	76.59
3rd Quarter	107.21	[1]	17.53	81.43	67.51
4th Quarter	47.94		21.07	73.00	45.70

[1]

This trading price was an anomaly resulting from electronic orders at the opening of the market on September 19, 2008 in response to the SEC’s announcement (prior to the market opening that day) of its temporary emergency action suspending short selling in financial companies. The closing price on September 19, 2008 was $52.83.

During September 8-11, 2008, the Company issued $250 million of new common stock consisting of 7,194,079 shares at an average price of $34.75 per share. Net of issuance costs and fees, this issuance added $244.9 million to common stock.

As of February 20, 2009, there were 6,224 holders of record of the Company’s common stock.

DIVIDENDS

The frequency and amount of common stock dividends paid during the last two years are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008	$0.43	0.43	0.43	0.32
2007	0.39	0.43	0.43	0.43

On January 26, 2009, the Company’s Board of Directors approved a dividend of $0.04 per common share payable on February 25, 2009 to shareholders of record on February 11, 2009. This is a reduction from prior dividend levels in response to the deteriorating outlook for the Company and generally for the industry and the economy as a whole. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition.

We have 3,000,000 authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. As of December 31, 2008, 240,000, 46,949, and 1,400,000 of preferred shares series A, C, and D, respectively, have been issued. In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid quarterly in arrears. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. The series A and C shares are registered with the SEC.

The Series D Fixed-Rate Cumulative Perpetual Preferred Stock was issued on November 14, 2008 to the U.S. Department of the Treasury for $1.4 billion in a private placement exempt from registration. The EESA authorized the U.S. Treasury to appropriate funds to eligible financial institutions participating in the TARP Capital Purchase Program. The capital investment includes the issuance of preferred shares of the Company and a warrant to purchase common shares pursuant to a Letter Agreement and a Securities Purchase agreement (collectively “the Agreement”). The preferred shares are ranked pari passu with the Series A and C preferred shares. The dividend rate of 5% increases to 9% after the first five years. Dividend payments are made on the 15 th day of February, May, August, and November. The warrant allows the U.S. Treasury to purchase up to 5,789,909 shares of the Company’s common stock exercisable over a 10-year period at a price per share of $36.27. The preferred shares and the warrant qualify for Tier 1 regulatory capital. The Agreement subjects the Company to certain restrictions and conditions including those related to common dividends, share repurchases, executive compensation, and corporate governance.

We recorded the total $1.4 billion of the preferred shares and the warrant at their relative fair values of $1,292.2 million and $107.8 million, respectively. The difference from the par amount of the preferred shares is accreted to preferred stock over five years using the interest method with a corresponding adjustment to preferred dividends.

The Company cannot increase the common stock dividend above $0.32 per share without the consent of the U.S. Treasury until the third anniversary of the date of the investment, or November 14, 2011, unless prior to such third anniversary the senior preferred stock series D is redeemed in whole or the U.S. Treasury has transferred all of the senior preferred stock series D to third parties.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information contained in Item 12 of this Form 10-K is incorporated by reference herein.

SHARE REPURCHASES

The following table summarizes the Company’s share repurchases for the fourth quarter of 2008:

Period	Total number of shares repurchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
October	100	$34.99	–	$56,250,315
November	387	29.50	–	56,250,315
December	8,918	25.97	–	56,250,315

Fourth quarter	9,405	26.21	–

[1]	All share repurchases during the fourth quarter of 2008 were made to pay for payroll taxes upon the vesting of restricted stock.

The Company has not repurchased any shares under the Common Stock Repurchase Plan since August 16, 2007. It is prohibited from repurchasing any common shares by terms of the CPP until the Company’s CPP capital has been repaid.

PERFORMANCE GRAPH

The following stock performance graph compares the five-year cumulative total return of Zions Bancorporation’s common stock with the Standard & Poor’s 500 Index and the KBW Bank Index which includes Zions Bancorporation. The KBW Bank Index is a market capitalization-weighted bank stock index developed and published by Keefe, Bruyette & Woods, Inc., a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 24 geographically diverse stocks representing national money center banks and leading regional financial institutions. The stock performance graph is based upon an initial investment of $100 on December 31, 2003 and assumes reinvestment of dividends.

	2003	2004	2005	2006	2007	2008
Zions Bancorporation	100.0	113.3	128.4	142.7	82.7	45.1
KBW Bank Index	100.0	110.3	113.7	133.0	104.1	54.9
S&P 500	100.0	110.8	116.3	134.6	142.0	89.5

ITEM 6.	SELECTED FINANCIAL DATA

Financial Highlights

(In millions, except per share amounts)	2008/2007 Change	2008	2007	2006	2005[4]	2004
For the Year
Net interest income	+5%	$1,971.6	1,882.0	1,764.7	1,361.4	1,160.8
Noninterest income	-54%	190.7	412.3	551.2	436.9	431.5
Total revenue	-6%	2,162.3	2,294.3	2,315.9	1,798.3	1,592.3
Provision for loan losses	+326%	648.3	152.2	72.6	43.0	44.1
Noninterest expense	+5%	1,475.0	1,404.6	1,330.4	1,012.8	923.2
Impairment loss on goodwill		353.8	–	–	0.6	0.6
Income (loss) before income taxes and minority interest	-143%	(314.8)	737.5	912.9	741.9	624.4
Income taxes (benefit)	-118%	(43.4)	235.8	318.0	263.4	220.1
Minority interest	-163%	(5.1)	8.0	11.8	(1.6)	(1.7)
Net income (loss)	-154%	(266.3)	493.7	583.1	480.1	406.0
Net earnings (loss) applicable to common shareholders	-161%	(290.7)	479.4	579.3	480.1	406.0

Per Common Share
Net earnings (loss) – diluted	-160%	(2.66)	4.42	5.36	5.16	4.47
Net earnings (loss) – basic	-160%	(2.67)	4.47	5.46	5.27	4.53
Dividends declared	-4%	1.61	1.68	1.47	1.44	1.26
Book value[1]	-10%	42.65	47.17	44.48	40.30	31.06
Market price – end		24.51	46.69	82.44	75.56	68.03
Market price – high[2]		57.05	88.56	85.25	77.67	69.29
Market price – low		17.53	45.70	75.13	63.33	54.08

At Year-End
Assets	+4%	55,093	52,947	46,970	42,780	31,470
Net loans and leases	+7%	41,859	39,088	34,668	30,127	22,627
Sold loans being serviced[3]	-69%	578	1,885	2,586	3,383	3,066
Deposits	+12%	41,316	36,923	34,982	32,642	23,292
Long-term borrowings	+1%	2,622	2,591	2,495	2,746	1,919
Shareholders’ equity:
Preferred equity	+559%	1,582	240	240	–	–
Common equity	-3%	4,920	5,053	4,747	4,237	2,790

Performance Ratios
Return on average assets		(0.50)%	1.01%	1.32%	1.43%	1.31%
Return on average common equity		(5.69)%	9.57%	12.89%	15.86%	15.27%
Efficiency ratio		67.47%	60.53%	56.85%	55.67%	57.22%
Net interest margin		4.18%	4.43%	4.63%	4.58%	4.27%

Capital Ratios[1]
Equity to assets		11.80%	10.00%	10.62%	9.90%	8.87%
Tier 1 leverage		9.99%	7.37%	7.86%	8.16%	8.31%
Tier 1 risk-based capital		10.22%	7.57%	7.98%	7.52%	9.35%
Total risk-based capital		14.32%	11.68%	12.29%	12.23%	14.05%
Tangible common equity		5.89%	5.70%	5.98%	5.28%	6.80%
Tangible equity		8.86%	6.17%	6.51%	5.28%	6.80%

Selected Information
Average common and common-equivalent shares (in thousands)		109,145	108,523	108,028	92,994	90,882
Common dividend payout ratio		na	37.82%	27.10%	27.14%	28.23%
Full-time equivalent employees		11,011	10,933	10,618	10,102	8,026
Commercial banking offices		513	508	470	473	386
ATMs		625	627	578	600	475

[1]	At year-end.
[2]

The actual high price was $107.21. However, this trading price was an anomaly resulting from electronic orders at the opening of the market on September 19, 2008 in response to the SEC’s announcement (prior to the market opening that day) of its temporary emergency action suspending short selling in financial companies. The closing price on September 19, 2008 was $52.83.

[3]	Amount represents the outstanding balance of loans sold and being serviced by the Company, excluding conforming first mortgage residential real estate loans.
[4]	Amounts for 2005 include Amegy Corporation at December 31, 2005 and for the month of December 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY

Company Overview

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) together comprise a $55 billion financial holding company headquartered in Salt Lake City, Utah. As of September 30, 2008, the Company was the 19th largest domestic bank holding company in terms of deposits. At December 31, 2008, the Company operated banking businesses through 513 domestic branches and 625 ATMs in ten Western and Southwestern states: Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, and Washington. Our banking businesses include: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”).

The Company also operates a number of specialty financial services and financial technology businesses that conduct business on a regional or national scale. The Company is a national leader in Small Business Administration (“SBA”) lending, public finance advisory services, and software sales and cash management services related to “Check 21 Act” electronic imaging and clearing of checks. In addition, Zions is included in the Standard and Poor’s 500 (“S&P 500”) and NASDAQ Financial 100 indices.

In operating its banking businesses, the Company seeks to combine the front office or customer facing advantages that it believes can result from decentralized organization and branding, with those that can come from centralized risk management, capital management and operations. In its specialty financial services and technology businesses, the Company seeks to develop a competitive advantage in a particular product, customer, or technology niche.

Distribution of Loans and Deposits

As shown in Charts 1 and 2 the Company’s loans and core deposits are widely diversified among the banking franchises the Company operates.

Note: Core deposits are defined as total deposits excluding

brokered deposits and time deposits $100,000 and over.

The Company’s loan portfolio also is diversified as to type of loan. However, as shown in Chart 3, it does have a significant concentration of exposure to commercial real estate, including residential land, acquisition and development lending in Arizona, Nevada, and to a lesser degree, California and the Intermountain West, that have been under severe stress due to the ongoing declines in housing-related prices and in residential building.

Business Strategies

We believe that the Company distinguishes itself by having a strategy for growth in its banking businesses that is unique for a bank holding company of its size. This growth strategy is driven by four key factors: (1) focus on high growth markets; (2) keep decisions that affect customers local; (3) centralize technology and operations to achieve economies of scale; and (4) centralize and standardize policies and management controlling key risks. These strategies are more fully set forth as follows:

Focus on High Growth Markets

Each of the states in which the Company conducts its banking businesses has experienced relatively high levels of historical economic growth and each ranks among the top one-third of states as ranked by population and household income growth projected by the U.S. Census Bureau. Despite slowdowns in population, employment, and key indicators of economic growth in some of these markets in 2008, which is expected to persist through much of 2009, the Company believes that over the medium to longer term all of these markets will continue to be among the fastest growing in the country.

Schedule 1

DEMOGRAPHIC PROFILE

BY STATE

(Dollar amounts in thousands)	Number of branches 12/31/2008	Deposits at 12/31/2008[1]	Percent of Zions’ deposit base	Estimated 2008 total population[2]	Estimated population % change 2000-2008[2]	Projected population % change 2008-2013[2]	Estimated median household income 2008[2]	Estimated household income % change 2000-2008[2]	Projected household income % change 2008-2013[2]
Utah	116	$13,825,330	33.46%	2,677,229	19.23%	12.57%	$60.3	30.76%	16.05%
California	90	7,933,186	19.20	37,873,407	11.44	6.84	61.8	28.71	16.17
Texas	83	8,625,056	20.88	24,627,546	17.51	11.32	52.4	30.15	18.32
Arizona	79	3,896,531	9.43	6,630,722	28.24	17.47	55.3	34.92	20.13
Nevada	77	3,512,195	8.50	2,730,425	35.35	20.00	58.1	29.19	16.17
Colorado	40	2,071,894	5.01	4,962,478	14.87	9.04	62.5	31.06	16.75
Idaho	25	781,523	1.89	1,549,062	19.06	12.67	50.4	32.55	20.34
Washington	1	602,731	1.46	6,628,203	12.06	7.98	60.8	31.75	15.96
New Mexico	1	32,647	0.08	2,029,633	11.21	7.66	44.7	29.69	18.71
Oregon	1	35,403	0.09	3,814,725	11.13	7.61	53.5	29.54	17.71
Zions’ weighted average					16.56	10.33	61.8	32.14	18.41
Aggregate national				309,299,265	9.59	6.30	54.7	28.82	16.97

[1]	Excludes intercompany deposits.
[2]	Data Source: SNL Financial Database

The Company seeks to grow both organically and through acquisitions in these banking markets. Within each of the states where the Company operates, we focus on the market segments that we believe present the best opportunities for us. We believe that these states over time have experienced higher rates of growth, business formation, and expansion than other states. We also believe that over the long term these states will continue to experience higher rates of commercial real estate development as businesses provide housing, shopping, business facilities and other amenities for their growing populations. However, in the near term growth in many of our geographies and market segments has slowed markedly due to weakening economic conditions and loan demand. We have recently experienced net portfolio shrinkage in distressed residential real estate markets in the Southwest.

A common focus of all of Zions’ subsidiary banks is small and middle market business banking (including the personal banking needs of the executives and employees of those businesses) and commercial real estate development. In addition to our commercial business, we also provide a broad base of consumer financial products in selected markets, including home mortgages, home equity credit lines, auto loans, and credit cards. This mix of business often leads to loan balances growing faster than internally generated deposits; this was particularly true in much of 2008 as loan growth significantly outpaced low cost core deposit growth. In addition, it has important implications for the Company’s management of certain risks, including interest rate and liquidity risks, which are discussed further in later sections of this document.

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

MANAGEMENT’S OVERVIEW OF 2008 PERFORMANCE

The “sub-prime mortgage” crisis became a financial crisis in the latter half of 2007 and the economy entered into an increasingly severe economic recession during 2008. In 2008, both financing and capital became increasingly expensive and difficult for the Company to obtain as the year went on. Finally, in mid-September, which saw in rapid succession the effective nationalization of Fannie Mae and Freddie Mac, the failure of Lehman Brothers, and the Federal “rescue” of insurance giant, American International Group Inc (“AIG”), essentially all capital and financial markets world-wide became extremely disrupted.

As this crisis unfolded and became more severe, the Federal Reserve Board (“FRB”) and later the U.S. Treasury took a series of increasingly strong and less conventional actions to try to mitigate the crisis. Starting in mid-2007 the FRB aggressively lowered short term interest rates; after a brief pause in mid-2008, this aggressive reduction resumed and left the target Fed Funds rate at an all-time low of 0-0.25% at year-end 2008. In 2008 the FRB introduced a number of programs to directly provide greater liquidity to a financial system under severe stress, including trying to formally remove any stigma from Discount Window borrowings, followed by a series of programs to inject liquidity directly into the banking system, such as the Term Auction Facility (“TAF”), and later into financial markets more broadly. As capital levels in the banking system became increasingly strained, active and possibly abusive short-selling of financial stocks, including that of the Company, rose to unprecedented levels. This activity made it increasingly difficult for financial companies to raise additional capital without causing existing shareholders to incur high levels of ownership dilution, and led the Securities and Exchange Commission (“SEC”) to enact a series of temporary bans on short-selling of financial stocks and certain abusive short-selling practices in the fall of 2008. The Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) to invest in preferred stock of financial institutions was launched in September, followed by the FRB’s Commercial Paper Funding Facility (“CPFF”) program and the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (“TLGP”) in November. The CPP provided for the direct investment of $350 billion of preferred equity into the banking system, while the TLGP provided a way for banks with maturing unsecured senior debt to refinance that debt with a guarantee provided by the FDIC. These programs and actions had the objective of preserving a functioning banking and financial system that could continue to finance economic activity during a time of severe financial and economic stress.

On October 3, 2008, the FDIC increased deposit insurance to $250,000 through December 31, 2009. In addition, the FDIC implemented a program to provide full deposit insurance coverage for noninterest-bearing transaction deposit accounts through December 31, 2009, unless insured banks elect to opt out of the program. The Company did not opt out of this program.

The crisis clearly adversely impacted the Company’s performance and management focused a great deal of attention on managing the impact of the crisis.

The Company reported a net loss of $266.3 million for 2008 as compared to net income of $493.7 million for 2007. Net loss applicable to common shareholders for 2008 was $290.7 million or $2.66 per diluted common share. This compares with net earnings applicable to common shareholders of $479.4 million or $4.42 per diluted share for 2007 and $579.3 million or $5.36 per share for 2006. Return on average common equity was (5.69)% and return on average assets was (0.50)% in 2008, compared with 9.57% and 1.01% in 2007 and 12.89% and 1.32% in 2006.

The key drivers of the Company’s performance during 2008 were as follows:

Schedule 2

KEY DRIVERS OF PERFORMANCE

2008 COMPARED TO 2007

Driver	2008	2007	Change better/(worse)
	(In billions)
Average net loans and leases	$41.0	36.8	11%
Average total noninterest-bearing deposits	9.1	9.4	(3)%
Average total deposits	37.6	35.8	5%

	(In millions)
Net interest income	$1,971.6	1,882.0	5%
Provision for loan losses	(648.3)	(152.2)	(326)%
Impairment and valuation losses on securities	(317.1)	(158.2)	(100)%
Goodwill Impairment	(353.8)	–	nm

Net interest margin	4.18%	4.43%	(25	)bp
Ratio of nonperforming assets to net loans and leases and other real estate owned	2.71%	0.73%	(198	)bp
Efficiency ratio	67.47%	60.53%	(694	)bp

nm – not meaningful

bp – basis points

The Company’s performance in 2008 compared to 2007 reflected the following:

•	Strong loan growth, in the first half of the year, followed by restrained loan growth throughout most of the second half of the year;

•	Lagging organic deposit growth, particularly the lack of noninterest-bearing deposit growth until late in the year, resulting in a greater dependence on market rate funds;

•

Net interest margin deterioration until the fourth quarter of the year, mainly due to financing loan growth with a more expensive mix of funding, the addition of lower net interest spread Lockhart Funding, LLC (“Lockhart”) commercial paper to the balance sheet, and pricing pressure on deposits in a difficult liquidity environment experienced by most of the domestic financial system;

•

An increased provision for loan losses stemming mainly from credit-quality deterioration in our Southwestern residential land acquisition, development and construction lending portfolios, but also some heightened provisions related to emerging credit quality stresses in other markets;

•

Significant impairment charges on the Company’s investment securities deemed “other-than-temporarily impaired” and valuation losses associated with securities purchased from Lockhart, a qualifying special-purpose entity (“QSPE”) securities conduit, pursuant to the Liquidity Agreement between Lockhart and Zions Bank. See “Off-Balance Sheet Arrangement” on page 96 for further details on Lockhart;

•

Goodwill impairment charges. In the fourth quarter the Company determined 100% of the goodwill at its NBA, NSB, and Vectra banking subsidiaries and nearly all of the goodwill at NetDeposit, LLC (“NetDeposit”) from merged company P5, Inc., (a small medical payments technology and services company) to be impaired.

We continue to focus on managing four primary drivers of our business performance: 1) loan and deposit growth, 2) credit quality, 3) interest rate risk, and 4) controlling expenses. However, in 2008 results also were significantly and adversely impacted by the effects of the global financial crisis on the Company’s securities portfolio, liquidity and capital levels.

Loan and Deposit Growth

Since 2004, the Company has experienced steady and strong loan growth and moderate deposit growth, augmented in 2005 and 2006 by the Amegy acquisition, in 2007 by the Stockmen’s acquisition, and in 2008 by the Silver State acquisition (deposits only). From 2004 through 2006, we consider this performance to be primarily a result of strong economic conditions throughout most of our geographical footprint, and of effectively executing our operating strategies. The continued strong organic loan growth in the latter half of 2007 may also have begun to reflect the increasing lack of nonbank sources of credit as global credit market conditions deteriorated sharply. Chart 4 depicts this growth.

The Company experienced little or no net organic loan growth in 2008 in its three Southwestern banks (CB&T, NBA, and NSB), which were most heavily impacted by deteriorating conditions in the residential real estate markets. In these banks repayments and charge-offs of residential acquisition and development loans largely offset some growth in other types of lending.

Despite credit quality deterioration and net loan portfolio shrinkage in these three banks, the Company experienced actual period-end to period-end loan growth of 7.1% in 2008. However, $1.2 billion of the total loan growth of $2.8 billion reflected the required purchase from Lockhart of small business loans made and securitized in prior years. These loans were purchased due to Lockhart’s inability to sell commercial paper and a ratings downgrade that resulted not from deterioration in the loans, but rather from a downgrade of bond insurance company MBIA, which provided the credit enhancement of the AAA-rated securitization tranches. Excluding these purchases, all of this organic loan growth totaled $1.6 billion, or 4.1%. All of this growth occurred in the first half of 2008. In the third quarter the Company actively held down net loan growth to mitigate the funding and capital strains mentioned earlier. In the fourth quarter, after funding strains and capital positions improved, the Company relaxed these self-imposed growth constraints. However, fourth quarter growth in many loan categories was offset by repayments and charge-offs in the Southwest residential acquisition and development portfolio. In 2008 net loan growth in our CB&T, NBA, and NSB subsidiaries was negative due to these repayments and charge-offs of real estate secured loans.

Reflecting trends throughout the banking industry, average core deposits grew only $1.8 billion or 5.7% from year-end 2007, including the effect of the Silver State acquisition, which lagged the growth rate of loans. In addition, average noninterest-bearing demand deposits decreased by $0.3 billion from year-end 2007. Thus, the Company increased its reliance on more costly sources of funding during the year.

In 2008 the Company reviewed opportunities to augment organic growth by the potential acquisition of several distressed and failed banks, but concluded only one—the purchase in September from the FDIC of the insured deposits and a minimal amount of loans of the failed Silver State Bank in Nevada. In February, 2009, the Company was the successful bidder in the FDIC disposition of the loans and deposits of the failed Alliance Bank in Southern California. This bid was made after the Company had conducted due diligence on the Alliance credit portfolio, and involved a credit loss sharing agreement with the FDIC. The Company believes that current economic stresses affecting a number of banking companies may result in more opportunities in 2009 to acquire distressed or failed banks, where risk can be mitigated, but this cannot be assured.

Credit Quality

The ratio of nonperforming assets to net loans and other real estate owned (“OREO”) increased to 2.71% at year-end, compared to 0.73% at the end of 2007. Net loan charge-offs for 2008 were $393.7 million, or 0.96% of average loans, compared to $63.6 million or 0.17% of average loans for 2007. Charts 7 and 8 highlight net charge-offs by loan purpose and bank affiliate. The provision for loan losses during 2008 increased significantly to $648.3 million compared to $152.2 million for 2007. While the Company’s ratio of nonperforming assets to net loans and OREO is now higher than peer averages (see Chart 5), its net charge-off rate remains well below peer averages (see Chart 6). We believe that both of these trends reflect the collateral secured nature of many of the Company’s problem loans, which lead to higher nonaccrual levels and lower net losses than, for example, portfolios of peers with large unsecured credit card or other consumer loan concentrations.

All of these trends largely reflect the impact of deteriorating credit quality conditions in residential land acquisition and development and construction lending in the Southwest. In addition in the latter part of 2008, the Company began to see evidence of spillover (as evidenced by, for example, rising delinquency rates) of this deterioration into other geographies and components of its portfolio, including some segments of its residential first mortgage portfolio, commercial and industrial lending, and nonresidential commercial real estate construction lending. Due to the continuing and worsening recessionary economic conditions that unfolded late in 2008 and into 2009, we believe that stresses on our credit portfolio likely will continue at least in the first half of 2009 and possibly throughout the year and into 2010.

Note: Peer group is defined as bank holding companies

with assets > $10 billion excluding banks providing

primarily trust services.

Peer data source: SNL Financial Database

Note: Peer group is defined as bank holding companies

with assets > $10 billion excluding banks providing

primarily trust services.

Peer data source: SNL Financial Database

Interest Rate Risk

Our focus in managing interest rate risk is to not take positions based upon management’s forecasts of interest rates, but rather to maintain a position of slight “asset-sensitivity.” This means that our assets, primarily loans, tend to reprice slightly more quickly than our liabilities, primarily deposits. The Company makes extensive use of interest rate swaps to hedge interest rate risk in order to seek to achieve this desired position. This practice has enabled us to achieve a relatively stable net interest margin during periods of volatile interest rates, which is depicted in Chart 9. However, due to changes in newly originated and renewed loan spreads, changes in the relationship between the prime rate and London Inter-Bank Offer Rate (“LIBOR”), changes in the pattern of prime rate behavior in several of our banks, and other factors, our hedging strategy was more difficult to conduct in 2008. In particular we incurred nonhedge derivative losses in noninterest income, and a number of our interest rate swaps became ineffective under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and were terminated. Nonetheless, on the whole our interest rate risk management believes its actions continued to result in one of the highest and most stable net interest margins in the industry. We believe that our risk position at December 31, 2008 was more “asset sensitive” than has typically been the case, reflecting in part a lessening of hedging activity due to the historically low interest rate environment.

Taxable-equivalent net interest income in 2008 increased 4.6% over 2007. The net interest margin declined to a still high 4.18% for 2008, down from 4.43% for 2007. The Company was able to achieve this performance despite rising levels of nonaccrual loans and other nonperforming assets, adverse changes in its funding mix, and significant pressures on funding costs. These factors resulted in a fairly steady compression, until the fourth quarter, of the net interest margin.

Note: Peer group is defined as bank holding companies

with assets > $10 billion excluding banks providing

primarily trust services.

Peer data source: SNL Financial Database

Throughout 2008 the relationships among a number of interest rates that are key drivers of the Company’s business deviated significantly, and for long periods, from normal. Of particular significance were the relationships between deposit rates, the prime rate, and LIBOR. Due to liquidity strains throughout the banking industry, rates on bank deposits remained higher than would have been expected despite the unprecedented FRB actions to reduce rates. In some cases deposit rates in the Company’s markets appear to have remained high in part due to the particular stresses being felt by several large institutions that later failed or were sold. These pressures, combined with the lack of lower cost core deposit growth, kept the Company’s cost of funding its loans and other assets higher than might have been expected. These same stresses were felt world-wide, and until very late in 2008 LIBOR rates stayed unusually high in relation to risk-free rates, and in relation to lending rates, which generally followed the Fed Funds rates down as the FRB aggressively pushed that rate lower.

Strong loan growth in the first half of 2008 thus was funded primarily with interest-bearing deposits and nondeposit funding. Noninterest-bearing deposits, as noted, actually declined during the year, which pressured the net interest margin. Mitigating these funding cost pressures were somewhat improved loan pricing spreads relative to LIBOR and prime rates during the year.

See the section “Interest Rate Risk” on page 111 for more information regarding the Company’s asset-liability management (“ALM”) philosophy and practice and our interest rate risk management.

Controlling Expenses

During 2008, the Company’s efficiency (expense-to-revenue) ratio increased to 67.5% from 60.5% for 2007. The efficiency ratio is the relationship between noninterest expense and total taxable-equivalent revenue. The increase in the efficiency ratio to 67.5% for 2008 was primarily due to the effect on revenue of the impairment and valuation losses on securities as previously discussed. Because of the significant securities impairment and valuation losses, the Company believes that its efficiency ratio is not a particularly useful measure of how well operating expenses were contained in 2007 and 2008; nor does it believe that this measure is particularly useful for its peers, many of which also experienced large losses and impairment charges as a result of market turmoil and deteriorating credit conditions. The Company’s efficiency ratio was 58.9% and 56.7% if the impairment and valuation losses on securities are excluded for 2008 and 2007, respectively. Noninterest expense increased 5.0% in 2008 compared to 2007. Over half of this increase resulted from further charge-downs of OREO and OREO expense; excluding the effects of changes in OREO expense, noninterest expense grew 1.7% in 2008 compared to 2007.

Note: Peer group is defined as bank holding companies

with assets > $10 billion excluding banks providing

primarily trust services.

Peer data source: SNL Financial Database

Effects of Global Financial Crisis on the Company

It is now well recognized that during the period of roughly 2004-2006 a speculative bubble developed in residential housing in some of the Company’s key markets (including Arizona, Southern Nevada, and parts of California), and elsewhere in the United States. The volume of mortgage debt outstanding grew at unprecedented rates, fueled by record low interest rates and increasingly lax lending standards as reflected by so-called subprime, Alt-A, and other alternative mortgages. Median housing prices and housing starts both increased to record levels during this period. Home equity lending standards also deteriorated as lenders were lulled by low default rates and rising home prices.

The Company itself never originated subprime mortgages, had almost no direct exposure to these loans, and never offered residential option adjustable rate mortgage (“ARM”) or “negative amortization” loans. However, the Company has a significant business in financing residential land acquisition, development and construction activity. The FRB began raising interest rates in 2005-2007 as it became increasingly apparent that the prevailing levels of housing activity were unsustainable. New housing starts hit a record of over 2 million units in each of 2005 and 2006. By December 2007, they had fallen to a revised annualized rate of approximately 1.1 million nationally, and by December 2008 had fallen further to about 550,000. This precipitous decline in housing activity has placed significant stress on a number of the Company’s homebuilder customers, and therefore on the Company’s loan portfolio in this sector. This portfolio peaked in mid-2006 as a percentage of the total loan portfolio and declined as a percentage of the total loan portfolio thereafter. Additionally, the portfolio began to shrink in dollar terms in the latter half of 2007 in the Southwestern markets, and continued to shrink throughout 2008 as a result of pay-downs, loan sales, charge-offs and foreclosures. Nonaccrual loans and provisions for loan losses began to increase significantly in late summer 2007, and continued to increase in 2008, as it became clearer that this housing slump would likely be longer and deeper than originally believed. It also became clear that in the latter months of 2008 the economic recession began to deepen and also became global, and likely would persist and possibly continue to deepen well into 2009. The Company therefore believes that nonaccrual loans, the provision for loan losses, and net charge-offs will likely remain elevated throughout this period.

A number of previously successful and respected financial institutions failed, were “rescued,” or acquired with governmental assistance in 2008, including in the United States: Bear Stearns in March, IndyMac Bank in July, Fannie Mae, Freddie Mac, Merrill Lynch and Lehman Brothers in September, and Wachovia and Washington Mutual in October. As this crisis unfolded, capital and funding markets became increasingly strained and eventually essentially ceased to function worldwide in mid-September. Market values of financial institutions globally, including that of the Company, plummeted, and issuance of new funding and capital became increasingly expensive or impossible.

Traditional markets for underwritten offerings of holding company unsecured senior debt effectively became closed to regional banking companies like Zions in the last few months of 2007 and remained closed through 2008. During this time, Zions had several hundred million dollars of senior debt funding that matured and needed to be replaced with new funding unless cash reserves were to be depleted. Zions successfully refunded or newly issued a total of $560 million of medium term senior notes from the second half of 2007 through August 2008 using its broker-dealer subsidiary, Zions Direct. During this time, it was one of a very few, if any, regional banking companies to successfully issue this type of debt financing. Similarly, the market for underwritten perpetual preferred stock offerings essentially closed to all regional banking companies after May 2008, but Zions again used Zions Direct to issue approximately $47 million of noncumulative perpetual preferred stock in July. Finally, in early September Zions became the last U.S. regional banking company to issue any significant amount of common equity in 2008 when it issued $250 million of common stock.

Beginning in January 2008, several of the Company’s affiliate banks began to bid for funds in the FRB’s TAF program and at a peak in December 2008, the Company had a total of $2.1 billion of such funds. By year-end this amount had declined to $1.8 billion and further declined to $0.5 billion by mid-February 2009. Lockhart also elected to participate in the FRB’s CPFF program, and at year-end had sold $80 million of its commercial paper to the FRB. In October the Company submitted an application for $1.4 billion of preferred capital under the Treasury’s CPP program, near the maximum $1.48 billion for which it was eligible. This application was approved and funded in November. In early December the Company and each of its affiliate banks elected to participate in the FDIC’s TLGP, and in January 2009 the Company issued the maximum amount of such debt for which it was eligible, $254.9 million. Taken together, these and other actions taken by the Company significantly improved both its holding company and bank liquidity and capital positions, and at year-end left the Company in a much stronger position to manage through the continuing economic downturn. However, as many normal capital and funding markets remained highly disrupted at the end of 2008, further stresses in 2009 may be anticipated.

These capital market stresses also had a significant impact on the Company’s investment securities portfolio. A total of $317 million of other-than-temporary-impairment (“OTTI”) and valuation charges were taken against earnings during 2008, compared to $158 million in 2007. In addition, reductions in fair value of this portfolio that were recorded in Other Comprehensive Income (“OCI”) totaled $246 million in 2008, compared to $111 million in 2007. Collateralized debt obligation (“CDO”) securities became increasingly difficult to value in 2008 as normal markets for them ceased to exist, and under the provisions of SFAS 157, the Company switched to Level 3 model valuations for the great majority of them by year-end 2008 (see page 37 for further discussion of the Company’s valuation of these securities). Since the weakening economy continues to place stress on the underlying bank, insurance, and real estate exposures in many of these securities, the Company believes it is possible that further impairment charges and/or OCI impact may occur in 2009.

Capital and Return on Capital

As regulated financial institutions, the Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. One of our goals is to maintain capital levels that are at least “well capitalized” under regulatory standards. The Company and each of its banking subsidiaries exceeded the “well capitalized” guidelines at December 31, 2008. In addition, the Parent and certain of its banking subsidiaries have issued various debt securities that have been rated by the principal rating agencies. As a result, another goal is to maintain capital at levels consistent with an “investment grade” rating for these debt securities. The Company has maintained its “investment grade” debt ratings as have those of its bank subsidiaries that have ratings.

At year-end 2008, the Company’s tangible common equity ratio increased to 5.89% compared to 5.70% at the end of 2007. As noted previously, amid very difficult capital market conditions in the latter half of 2008, the Company strengthened its capital position by issuing $47 million of noncumulative perpetual preferred stock and $250 million of common equity. In November 2008 the Company participated in the CPP (also known as TARP capital), and issued $1.4 billion of cumulative perpetual preferred stock with a common stock warrant attached to the U.S. Treasury. Further, in October 2008 the Company reduced the quarterly dividend on its common stock from $0.43 to $0.32 per share, and in January 2009 again reduced this dividend to $0.04 per share, in order to conserve capital in a highly uncertain environment.

This series of actions resulted in capital ratios at Zions at year-end that were higher than in over a decade for all ratios except the tangible common equity ratio. At December 31, 2008, the Company’s tangible common equity ratio was 5.89% and its tangible equity ratio was 8.86%.

The Company expects that it (and the banking industry as a whole) may be required by market forces and/or regulation to operate with higher capital ratios than in the recent past. In addition, the CPP capital preferred dividend increases from 5% to 9% in 2013, making it much more expensive as a source of capital if not redeemed at or prior to that time. Thus, in addition to maintaining higher levels of capital, the Company’s capital structure may be subject to greater variation over the next few years than has been true historically.

In addition, we believe that the Company should engage or invest in business activities that provide attractive returns on equity. Chart 13 illustrates that as a result of earnings improvement, the exit of underperforming businesses and returning unneeded capital to the shareholders, the Company’s return on average common equity improved from 2004 to 2005. The decline in 2006 resulted from the additional common equity held due to the acquisition of Amegy. The further decline in the return on average common equity in 2007 and again in 2008 resulted primarily from goodwill impairment, securities impairment charges, and larger provision for loan losses discussed previously, as well as from the additional common equity issued to acquire Stockmen’s.

As depicted in Chart 14, tangible return on average tangible common equity further improved in 2006 as the Company continued to improve its core operating results. However, it deteriorated significantly in 2007 and 2008 primarily as a result of the securities impairment and valuation losses and the increased provision for loan losses discussed previously.

Note: Tangible return is net earnings applicable to common

shareholders plus after-tax amortization of core deposit and other intangibles and impairment losses on goodwill.

Challenges to Operations

As we enter 2009, we see a number of significant challenges confronting the industry and our company.

Global capital and funding markets remain under significant stress, and most observers believe that the current U.S. and global economic recession may grow more severe at least through the first half of 2009. This continued economic weakness may lead to:

•	Further declines in value and potential OTTI charges on CDO securities we own that are largely collateralized by junior debt and trust preferred debt issued by banks and insurance companies.

•

Continued weakness in the residential housing construction markets, particularly in Arizona, Nevada and California, but also in Utah and Idaho, resulting in continued high levels of net charge-offs, loan loss provisions and nonperforming assets, as well as higher levels of OREO expense due to continued declines in real estate collateral values.

•

A spread of weaker credit conditions to other geographies served by the Company and to other types of loans. In the latter half of 2008, we began to see increasing delinquency rates in some parts of the loan portfolio, including some parts of the residential first mortgage portfolio, nonresidential commercial real estate construction, and commercial and industrial loans. These indications of weakness had not yet resulted in significantly higher levels of net charge-offs by year-end 2008, but continued weakness may lead to higher levels of provisions and losses in 2009.

Capital and funding markets remain highly disrupted as we enter 2009. Some funding markets improved somewhat late in 2008, but these improvements may be largely due to the unprecedented efforts of the FRB and FDIC to inject liquidity into the financial system. It is highly uncertain how those markets will develop in 2009 and how they will react if and when this governmental support begins to be withdrawn. While the Company by many measures has higher levels of capital and funding than it has had in a very long time, the Company, like all financial institutions, at some point may need to access capital and funding markets to support its operations. The conditions under which the Company can access those markets may remain highly uncertain in 2009.

These challenges and others are more fully discussed under “Risk Factors” on page 11.

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

Fair Value Accounting

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value, and enhances disclosures about fair value measurements. Adoption of SFAS 157 for the measurement of all nonfinancial assets and nonfinancial liabilities was delayed one year until January 1, 2009. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements, but significantly expanded the disclosure requirements for fair value measurements.

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

Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency securities; certain CDO securities; corporate debt securities; certain private equity investments; certain securities sold, not yet purchased; and certain derivatives. See “Accounting for Derivatives” on page 44 for further details on fair value accounting for derivatives.

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Additionally, observable inputs such as nonbinding single dealer quotes that are not corroborated by observable market data are included in this category. This category generally includes certain private equity investments and certain CDO securities.

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

At December 31, 2008, approximately 6.0% of total assets, or $3.3 billion, consisted of financial instruments recorded at fair value on a recurring basis. Of this amount, $2.4 billion of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. Approximately $895 million of these financial assets are measured using model-based techniques or nonbinding single dealer quotes, both of which constitute Level 3 measurements. At December 31, 2008, approximately 0.45% of total liabilities, or $221 million, consisted of financial instruments recorded at fair value on a recurring basis. At December 31, 2008, approximately 0.50% of total assets, or $276 million of financial assets were valued on a nonrecurring basis at Level 2.

Fair Value Option

SFAS 159 allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The option may be applied instrument by instrument, but is on an irrevocable basis. On January 1, 2008, the Company applied the fair value option to one available-for-sale real estate investment trust (“REIT”) trust preferred CDO security and three retained interests on selected small business loan securitizations. The REIT CDO and retained interests were valued using Level 3 models. The cumulative effect of adopting SFAS 159 reduced the beginning balance of retained earnings at January 1, 2008 by approximately $11.5 million, comprised of a decrease of $11.7 million for the REIT CDO and an increase of $0.2 million for the three retained interests. During 2008, the net change in fair value decreased pretax earnings by approximately $9.2 million, consisting of $7.1 million for the REIT CDO security and $2.1 million for the retained interests. These adjustments to fair value are included in fair value and nonhedge derivative income (loss) in the statement of income.

The Company elected the fair value option for the REIT CDO security as part of a directional hedging program in an effort to hedge the credit exposure the Company has to homebuilders in its REIT CDO portfolio. Management selected this security because it had the most exposure to the homebuilder market compared to the other REIT CDO securities in the Company’s portfolio, both in dollar amount and as a percentage, and was therefore considered the most suitable for hedging. The fair value option adoption for the REIT CDO allows the Company to avoid the complex hedge accounting provisions under SFAS 133 associated with the implemented hedging program.

On June 23, 2008, Zions Bank purchased $787 million of securities from Lockhart, which comprised the entire remaining small business loan securitizations created by Zions Bank and held by Lockhart. As a result, the three small business securitization retained interests elected under the fair value option were included in this transaction and were part of the premium amount recorded with the loan balances at Zions Bank. See “Off-Balance Sheet Arrangement” on page 96 for further discussion of these securities purchased.

Estimates of Fair Value

The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available-for-sale and trading securities, and private equity investments. Additionally, fair value is used on a nonrecurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. Examples of these nonrecurring uses of fair value include loans held for sale accounted for at the lower of cost or fair value, impaired loans, long-lived assets, goodwill, and core deposit and other intangible assets. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. These valuation techniques and assumptions are in accordance with SFAS 157.

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

Fair values for investment securities, trading assets, and most derivative financial instruments are based on independent, third party market prices, or if identical market prices are not available they are based on the market prices of similar instruments if available. If market prices of similar instruments are not available, instruments are valued based on the best available data, some of which may not be readily observable in the market. The fair values of loans held for sale are typically based on quotes from market participants. The fair values of OREO and other repossessed assets are typically determined based on appraisals by third parties, less estimated selling costs.

Estimates of fair value are also required when performing an impairment analysis of long-lived assets, goodwill, and core deposit and other intangible assets. The Company reviews goodwill for impairment at the reporting unit level on an annual basis, or more often if events or circumstances indicate the carrying value may not be recoverable. The goodwill impairment test compares the fair value of the reporting unit with its carrying value. If the carrying amount of the Company’s investment in the reporting unit exceeds its fair value, an additional analysis must be performed to determine the amount, if any, by which goodwill is impaired. In determining the fair value of the Company’s reporting units, management uses discounted cash flow models which require assumptions about growth rates of the reporting units and the cost of equity. To the extent that adequate data is available, other valuation techniques relying on market data may be incorporated into the estimate of a reporting unit’s fair value. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the amount that is most representative of fair value. For long-lived assets and intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the asset is not likely to be recoverable and exceeds its fair value. In determining the fair value, management uses models which require assumptions about growth rates, the life of the asset, and/or the fair value of the assets. The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Valuation of Collateralized Debt Obligations

The Company values CDO available-for-sale and held-to-maturity securities using several methodologies based on the appropriate fair value hierarchy consistent with currently available market information. At December 31, 2008, the Company valued substantially all of the CDO portfolio using Level 3 pricing methods as follows:

Schedule 3

CDO FAIR VALUES

	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Trust preferred securities – bank and insurance:
Internal model	$1,180	671	779	638
Third party models	8	6
Dealer quotes			16	12
Level 2			12	11

	1,188	677	807	661
Trust preferred securities – real estate investment trusts:
Third party models	36	21	27	24

	36	21	27	24
Other:
Third party models	76	51	4	4
Dealer quotes			21	10
Monoline CDS spreads			72	53
Level 2			5	5

	76	51	102	72

Total	$1,300	749	936	757

Internal Model

Four developments during 2008 influenced the Company to use a level 3 cash flow modeling approach to value essentially all of its bank and insurance trust preferred securities at December 31, 2008.

•

Market activity in the sector became increasingly limited, illiquid, disordered and dominated by, if not limited to, distressed or forced sellers. It became increasingly difficult to substantiate actual trading levels and the “willingness” of sellers executing at those levels. The determination of inactivity/ illiquidity was based on discussion with dealers and CDO managers specializing in the sector as well as a review of bid lists, execution levels of forced trades, and any other information available on trades.

•

Bank failures and announced deferrals of interest payments on trust preferred securities contained within the CDOs impacted differently each tranche of each CDO held. Each tranche is unique in the amount of performing, deferring and defaulting collateral, remaining collateral quality and cash flow waterfall mechanics.

•

Rating agency watch listing and downgrading of CDO tranches occurred in May, July, August, and November. Each of S&P, Moody’s and Fitch either revised or were in the process of reassessing their ratings model assumptions. This resulted in an increasing lack of consistency in rating levels for CDO tranches. The matrix pricing methodology used from September 2007 to June of 2008 was dependent on securities being substantially similar. In management’s judgment, an operational definition of

“substantially similar” securities capable of supporting the requirements of Level 2 pricing could no longer be created without the addition of significant adjustments based on unobservable inputs beginning in July of 2008 and continuing through year-end 2008.

•

Finally, a joint statement of the SEC Office of the Chief Accountant and the FASB staff on September 30, 2008 and FASB’s October 10, 2008 issuance of FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, provided additional guidance on determining fair value of financial assets when the market for such assets is not active. These statements clarified when and how an entity might, given an inactive market, appropriately determine that the use of an income approach valuation technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs may be equally or more representative of fair value than a market approach valuation.

In the third quarter of 2008, the Company began using a licensed third party model to value bank and insurance trust preferred CDOs. The model uses market-based estimates of expected loss for the individual pieces of underlying collateral to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO. The fair value of each tranche is determined by discounting its resultant loss-adjusted cash flows with appropriate market based discount rates. At December 31, 2008, the discount rate determination referenced several market inputs including current collateralized loan obligation spreads obtained from a third party.

The method for deriving loss expectation for collateral underlying the CDOs depends on whether the collateral is from a public or private company. For public companies, a term structure of Probabilities of Default (“PDs”) is obtained from a commercially available service. The service estimates PDs using a proprietary reduced form model derived using logistic regression on a historical default database. Because the service’s model requires equity valuation related inputs (along with other macro and firm specific inputs) to produce default probabilities, the service does not produce results for private firms and some very small public firms that do not have readily available market data.

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

The PDs for the underlying collateral are then used to develop CDO deal-level expected loss curves. An external service which models the unique cash-flow waterfall and structure of each CDO deal is used to generate tranche-level cash flows using the Company’s derived CDO deal-level loss assumptions (along with other relevant assumptions). The resultant cash-flows are discounted using current market spreads approximated from related product markets; these spreads differ depending upon the rating agency ratings (usually the Fitch rating) of the CDO, with higher spreads being applied to lower rated CDOs.

The Company did find evidence of one forced trade during the third quarter of 2008 in a tranche of a CDO that is owned by the Company. The forced trade occurred at a price of 35% of face value. This particular deal had amortized down considerably from issuance and the tranche was currently the most senior in the CDO. At the time of the trade the underlying collateral consisted of only five bank obligations and a Freddie Mac zero-coupon principal-only security strip due 2031. Two of the five bank obligations were from Wells Fargo Corporation, which also has publicly available secondary market trading levels on a similar public trust preferred issuance. Even under the assumption that all three of the non-Wells Fargo obligations in the CDO immediately defaulted with no recovery, the projected tranche cash-flows, discounted at the yield of the public Wells Fargo trust preferred issue, resulted in a value of 68% of face value. Based on this analysis, the observed trade at 35% does not reflect the level at which an informed market participant would value the security. As a comparison, the Company’s model produced a price of 58%. The Company feels that the difference between the model price of 58% and the above outlined scenario price of 68% reflects an appropriate liquidity discount given the lack of activity in CDO markets compared to publicly traded trust preferred markets; this particular security is valued at December 31, 2008 by the Company at 55%.

The following schedule sets forth the sensitivity of the current CDO fair values using an internal model to changes in the most significant assumptions utilized in the model:

Schedule 4

SENSITIVITY OF BANK AND INSURANCE CDO VALUATIONS TO ADVERSE CHANGES OF CURRENT MODEL KEY VALUATION ASSUMPTIONS

			Bank and insurance CDOs at Level 3
(Amounts in millions)			Held-to- maturity	Available- for-sale
Fair value balance at December 31, 2008			$671	$638
Expected cumulative credit losses[1]
Weighted average:
Current defaulted or deferring securities[2]			7.9%	10.0%
1-year			12.1%	14.5%
5-year			17.7%	20.6%
30-year			25.3%	28.6%
Decrease in fair value due to adverse change	20%		$(22.6)	$(1.6)
	50%		(61.2)	(4.3)
Discount rate[3]
Weighted average spread			761bp	311bp
Decrease in fair value due to adverse change	+100	bp	$(64.7)	$(67.2)
	+200	bp	(120.0)	(123.5)

[1]	The Company uses an expected credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the data of valuation.
[2]	Weighted average percentage of collateral that is defaulted due to bank failures or deferring payment as allowed under the terms of security.
[3]	The discount rate is a spread over the LIBOR swap yield curve at the date of valuation.

The adverse changes in expected cumulative credit losses resulted in a larger decrease in fair value for held-to-maturity (“HTM”) than available-for-sale (“AFS”) securities because the AFS portfolio is composed primarily of more senior CDO tranches. In general these senior tranches receive accelerated principal payments under scenarios of high credit losses provided that the credit losses do not exceed the available subordination in the CDO deal. By contrast more junior tranches which are in our HTM portfolio absorb credit losses and defer principal and interest payments upon increasing credit losses.

Third Party Models

At December 31, 2008, the Company utilized third party valuation services for sixteen securities with an aggregate amortized cost of $151 million in the Asset-Backed Security (“ABS”) CDO and trust preferred asset classes. These securities continued to have insufficient observable market data available to directly determine prices. The Company reviewed the methodologies employed by third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions. These assumptions included, but were not limited to, probability of default, collateral recovery rates, discount rates, over-collateralization levels, and rating transition probability matrices from rating agencies. The model valuations obtained from third party services were evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data which included third party and internal model results and valuations. A range of value estimates is not provided because third party vendors utilized point estimates.

Dealer Quotes

The $37 million of asset-backed securities at amortized cost are valued using nonbinding and unadjusted dealer quotes. Multiple quotes are not available and the values provided are based on a combination of proprietary dealer quotes. Broker disclosure levels vary and the Company seeks to minimize dependence on this Level 3 source. Of the $37 million of securities, approximately $18 million are AAA rated.

Monoline CDS Spreads

A total of $72 million at amortized cost of insured securities purchased out of Lockhart were valued using the relevant monoline insurers’ credit derivative levels.

See Note 4 of the Notes to Consolidated Financial Statements and “Investment Securities Portfolio” on page 85 for further information.

Other-than-Temporary-Impairment – Debt Investment Securities

We review investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. OTTI losses on individual investment securities are recognized as a realized loss through earnings when it is probable that the Company will not collect all of the contractual cash flows or the Company is unable to hold the securities to recovery. OTTI losses include credit losses and a discount for liquidity.

The Company’s OTTI evaluation process conforms with the rules contained in Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These rules require the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in our securities portfolio.

On January 12, 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The FSP amends EITF 99-20 by eliminating the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, the FSP requires that OTTI be recognized as a realized loss through earnings when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment model in SFAS 115.

The Company recognized pretax OTTI losses of $304.0 million during 2008 and $108.6 million during 2007 on investment debt securities. All of the impairment for 2008 related to securities valued using Level 3 inputs. Management estimates that approximately $135 million of the impairment for 2008 related to credit impairment.

The decision to deem these securities OTTI was based on a specific analysis of the structure of each security and an evaluation of the underlying collateral using information and industry knowledge available to the Company. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

Allowance and Reserve for Credit Losses

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

As a final step to the evaluation process, we perform an additional review of the adequacy of the allowance based on the loan portfolio in its entirety. This enables us to mitigate, but not eliminate, the imprecision inherent in loan- and segment-level estimates of expected credit losses. This review of the allowance includes our judgmental consideration of any adjustments necessary for subjective factors such as economic uncertainties and concentration risks.

There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require us to make qualitative judgments. Although we believe that our processes for determining an appropriate level for the allowance adequately address all of the components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for credit losses, which would negatively impact the Company’s results of operations in future periods. As an example, if a total of $1.0 billion of nonclassified loans were to be immediately classified as special mention, substandard and doubtful in the same proportion as the existing portfolio of the criticized and classified loans, the amount of the allowance for loan losses at December 31, 2008 would increase by approximately $64 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in the level of the criticized and classified loans may have on the allowance estimation process. We believe that given the procedures we follow in determining the potential losses in the loan portfolio, the various components used in the current estimation processes are appropriate.

We are in the process of developing potential changes to enhance our methodology for determining the allowance for loan losses. The potential changes include incorporating a two-factor grading system to include probability of default and loss given default. We currently anticipate that these changes will be phased in during 2009. Regardless of the methodology employed, we expect current economic conditions may result in increases to the ALLL throughout 2009.

Reserve for unfunded lending commitments

The Company has historically maintained a reserve for unfunded commitments, recorded in other liabilities. During the fourth quarter of 2008 refinements to this process were implemented to include all unfunded commitments, including the unfunded portions of partially funded credits, which were previously reserved for as part of the allowance for loan losses.

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

As of December 31, 2008, the Company’s total investment in nonmarketable equity securities not accounted for using the equity method was $133.0 million, of which its equity exposure to investments held by the SBICs, net of related minority interest of $26.4 million, was $39.2 million. In addition, exposure to non-SBIC equity investments not accounted for by the equity method was $67.4 million.

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

The first step in this evaluation process is to determine if a potential impairment exists in any of the Company’s reporting units and, if required from the results of this step, a second step measures the amount of any impairment loss. The computations required by steps 1 and 2 require us to make a number of estimates and assumptions. In completing step 1, we determine the fair value of the reporting unit that is being evaluated. In determining the fair value, we generally calculate value using a combination of up to three separate methods: comparable publicly traded financial service companies in the Western and Southwestern states; comparable acquisitions of financial services companies in the Western and Southwestern states; and the discounted present value of management’s estimates of future cash or income flows. Critical assumptions that are used as part of these calculations include:

•	selection of comparable publicly traded companies, based on location, size, and business composition;

•	selection of market comparable acquisition transactions, based on location, size, business composition, and date of the transaction;

•	the discount rate applied to future earnings, based on an estimate of the cost of capital;

•	the potential future earnings of the reporting unit;

•	the relative weight given to the valuations derived by the three methods described;

•	the control premium associated with reporting units.

We use a similar methodology in evaluating impairment in nonbank subsidiaries but generally use companies and acquisition transactions nationally in the analysis.

If step 1 indicates a potential impairment of a reporting unit, step 2 requires us to estimate the “implied fair value” of the goodwill of the reporting unit. This process estimates the fair value of the unit’s individual assets and liabilities in the same manner as if a purchase of the reporting unit were taking place. To do this, we must determine the fair value of the assets, liabilities and identifiable intangible assets of the reporting unit based upon the best available information. We estimate the fair market value of all of the tangible assets, identifiable intangible assets and liabilities of the associated reporting units in accordance with the principals of SFAS 157. Loans, deposits with maturities, and debt are fair valued using standard software and assumptions used by Zions in its interest rate risk management processes and using other estimates such as credit assumptions to comply with SFAS 157. Deposits with no maturities are valued at book value. Larger occupied properties are appraised, while for smaller properties and furniture, fixtures and equipment, it is assumed that depreciated book value approximates fair market value. If the implied fair value of goodwill calculated in step 2 is less than the carrying amount of goodwill for the reporting unit, an impairment is indicated and the carrying value of goodwill is written down to the calculated value.

The Company applies a control premium to the market comparables pricing metrics used in the model to determine the reporting units’ equity values. Control premiums represents the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from control that might cause the fair value of a reporting unit as a whole to exceed its market capitalization. Based on a review of recent bank transactions within the Company’s geographic footprint, comparing market values 30 days prior to the announced transaction to the deal value, the Company determined that a control premium of 25% was appropriate.

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

During the fourth quarter of 2008, we performed our annual goodwill impairment evaluation for the entire organization, effective October 1, 2008, and we also rolled forward our goodwill impairment evaluation to December 31, 2008 due to Company’s performance deterioration and market decline from October 1, 2008. This roll-forward resulted in the recognition of additional impairment in the fourth quarter, compared to the impairment if only the October 1 analysis had been used. Step 1 was performed by using both market value and transaction value approaches for all reporting units and, in certain cases, the discounted cash flow approach was also used. In the market value approach, we identified a group of publicly traded banks using primarily size, location and business mix compared to Zions’ subsidiary banks. We then used valuation multiples, including a control premium, developed from this group to apply to our subsidiary banks. In the transaction value approach, we reviewed the purchase price paid in recent mergers and acquisitions of banks similar in size, location and business mix to Zions’ subsidiary banks. From these purchase prices we developed a set of valuation multiples, which we applied to our subsidiary banks. In instances where the discounted cash flow approach was used, we discounted projected cash flows to their present value to arrive at our estimate of fair value.

Upon completion of step 1 of the evaluation process, we concluded that potential impairment existed at the Company’s NBA, Vectra, NSB, and P5 reporting units. Step 2 was completed with the assistance of an independent valuation consultant and the Company’s internal valuation resources and resulted in $353.8 million of impairment losses. All the goodwill associated with NBA, Vectra and NSB and essentially all the goodwill at P5 was determined to be impaired. This evaluation process required us to make estimates and assumptions with regard to the fair value of the Company’s reporting units and actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Company’s results of operations and the business segments where the goodwill is recorded. Significant remaining amounts of goodwill at December 31, 2008 were as follows: Amegy – $1,249 million, CB&T – $379 million, and Zions Bank – $20 million.

At December 31, 2008, the Company’s book value exceeded the market value by approximately $2.1 billion. The Company reconciled book equity and market equity values as of December 31, 2008 in our year-end evaluation of any potential additional impairment by attempting to identify items priced into the market equity value but not in the book value of the Company. These reconciling items were based on market expectation of fair value between book and market equity including discounts to the loan portfolio, the Company’s exposure to Lockhart holding unrealized losses related to the off-balance sheet securities, and unrecognized and unrealized losses related to HTM securities held on balance sheet. We believe applying a 25% control premium associated with Company or reporting units and the above mentioned factors explains the $2.1 billion difference between book and market equity values.

We expect that the current disrupted market conditions may require us to evaluate goodwill more frequently, including quarterly, as the circumstances warrant. Any differences between estimated fair values and carrying values could result in future impairment of goodwill.

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

As of December 31, 2008, the recorded amounts of derivative assets, classified in other assets, and derivative liabilities, classified in other liabilities, were $642.3 million and $178.1 million, respectively. When quoted market prices are not available, the valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, commodity prices, and implied volatilities. The estimates of fair value are made by an independent third party using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). These future net cash flows, however, are susceptible to change due primarily to fluctuations in interest rates (most significantly), foreign exchange rates, and commodity prices. As a result, the estimated values of these derivatives will change over time as cash is received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on our estimated valuations. Based on the nature and limited purposes of the derivatives that the Company employs, fluctuations in interest rates have only had a modest effect on its results of operations. As such, fluctuations are generally expected to be countered by offsetting changes in income, expense and/or values of assets and liabilities. However, the Company retains basis risk due to changes between the prime rate and LIBOR on nonhedge derivative basis swaps.

In addition to making the valuation estimates, we also face the risk that certain derivative instruments that have been designated as hedges and currently meet the strict hedge accounting requirements of SFAS 133, may not qualify in the future as “highly effective,” as defined by the Statement, as well as the risk that hedged transactions in cash flow hedging relationships may no longer be considered probable to occur. Further, new interpretations and guidance related to SFAS 133 may be issued in the future, and we cannot predict the possible impact that such guidance may have on our use of derivative instruments going forward.

Although the majority of the Company’s hedging relationships have been designated as cash flow hedges, for which hedge effectiveness is assessed and measured using a “long haul” approach, the Company also had five fair value hedging relationships outstanding as of December 31, 2008 that were designated using the “shortcut” method, as described in SFAS 133, paragraph 68. The Company believes that the shortcut method continues to be appropriate for those hedges because we have precisely complied with the documentation requirements and each of the applicable shortcut criteria described in paragraph 68. During 2008, an immaterial amount of hedge ineffectiveness was required to be reported in earnings on the Company’s outstanding cash flow hedging relationships. In addition, the Company reclassified a loss of $1.7 million from other comprehensive income to earnings during 2008, as the hedged forecasted transactions related to certain terminated cash flow hedging relationships became probable not to occur. This loss is included in fair value and nonhedge derivative income (loss).

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

To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its OTC derivatives. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. For derivatives with two-way exposure, such as interest rate swaps, the counterparty’s credit spread is applied to the Company’s exposure to the counterparty, and the Company’s own credit spread is applied to the counterparty’s exposure to the Company, and the net credit valuation adjustment is reflected in the Company’s derivative valuations. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. For the Company’s own credit spread and for counterparties having publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. For counterparties without publicly available credit information, which are primarily commercial banking customers, the credit spreads over LIBOR used in the calculations are estimated by the Company based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, current threshold amounts, mutual puts, and guarantees. Additionally, the Company actively monitors counterparty credit ratings for significant changes.

As of December 31, 2008, the net credit valuation adjustments reduced the settlement values of the Company’s derivative assets and liabilities by $12.5 million and $5.0 million, respectively. During 2008, the Company recognized a loss of $3.1 million related to credit valuation adjustments on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the credit valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has classified its OTC derivative valuations in Level 2 of the fair value hierarchy.

When appropriate, valuations are also adjusted for various factors such as liquidity and bid/offer spreads, which factors were deemed immaterial by the Company as of December 31, 2008.

Share-Based Compensation

As discussed in Note 17 of the Notes to Consolidated Financial Statements, effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values.

The Company used the Black-Scholes option-pricing model to estimate the value of stock options for all stock option grants prior to 2007 and off cycle stock option grants during 2007 and 2008. The assumptions used to apply this model include a weighted average risk-free interest rate, a weighted average expected life, an expected dividend yield, and an expected volatility. Use of these assumptions is subjective and requires judgment as described in Note 17.

From April 24–25, 2008, the Company successfully conducted an auction of its Employee Stock Option Appreciation Rights Securities (“ESOARS”). As allowed by SFAS 123(R), the Company used the results of that auction to value its primary grant of employee stock options issued on April 24, 2008. The value established was $5.73 per option, which the Company estimates is approximately 24% below its Black-Scholes model valuation on that date. The Company recorded the related estimated future settlement obligation of ESOARS as a liability in the balance sheet. The 2008 stock option expense for these grants was $2.2 million. If the ESOARS value was 10% lower, the expense would be $2.0 million and if the ESOARS value was 10% higher, the expense would be $2.4 million. Additionally, the primary grant of options in 2007 was valued with the results of an ESOARS auction in 2007. The number of stock options granted at the primary grant date on May 4, 2007 and April 24, 2008 were 963,680 and 1,542,238, respectively, or 91.4% and 60.8% of the total stock options granted in 2007 and 2008, respectively.

On October 22, 2007, the Company announced it had received notification from the SEC that its ESOARS are sufficiently designed as a market-based method for valuing employee stock options under SFAS 123(R). The SEC staff did not object to the Company’s view that the market-clearing price of ESOARS in the Company’s auction was a reasonable estimate of the fair value of the underlying employee stock options.

The accounting for stock option compensation under SFAS 123(R) decreased income before income taxes by $13.1 million and net income by approximately $9.2 million for 2008, or $0.08 per diluted share. See Note 17 for additional information on stock options and restricted stock.

Income Taxes

The Company is subject to the income tax laws of the United States, its states and other jurisdictions where it conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations, and case law. In the process of preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to re-interpretation based on management’s ongoing assessment of facts and evolving case law.

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are also reassessed on a quarterly basis if business events or circumstances warrant. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. During 2008, the Company reduced its liability for unrecognized tax benefits by approximately $9.6 million, net of any federal and/or state tax benefits. Of this reduction, $5.2 million decreased the Company’s tax provision for 2008 and $4.4 million reduced tax-related balance sheet accounts. The Company has tax reserves at December 31, 2008 of approximately $6.6 million, net of federal and/or state benefits, for uncertain tax positions primarily for various state tax contingencies in several jurisdictions.

Pending Adoption of Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“141(R)”), which replaces SFAS No. 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. SFAS 141(R) will require the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred, and does not permit certain restructuring activities previously allowed under EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, to be recorded as a component of purchase accounting. SFAS 141(R) also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 and must be applied prospectively to business combinations completed on or after that date. The Company will adopt SFAS 141(R) as of January 1, 2009, as required. We have not determined the effect that the adoption of SFAS 141(R) will have on our consolidated financial statements, but the effect will generally be limited to future acquisitions in 2009, except for certain tax treatment of previous acquisitions.

SFAS 141(R) amended SFAS No. 109, Accounting for Income Taxes, and FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. Previously, SFAS 109 and FIN 48, respectively, generally required post-acquisition adjustments to business combination related deferred tax asset valuation allowances and liabilities related to uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS 141(R) does not permit this accounting and generally will require any such changes to be recorded in current period income tax expense. Thus, after SFAS 141(R) is adopted, all changes to valuation allowances and liabilities related to uncertain tax positions established in acquisition accounting (whether the combination was accounted for under SFAS 141 or SFAS 141(R)) must be recognized in current period income tax expense.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51, which establishes accounting and reporting standards for noncontrolling interests (“minority interests”) in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity (separate) from the parent’s equity, rather than in the liability or mezzanine section between liabilities and equity. Upon adoption, at December 31, 2008 and 2007 the Company will reclassify $27.3 million and $30.9 million respectively, from minority interest to a new line item, noncontrolling interests, to be in included in shareholders’ equity. Additionally, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Currently, net income attributable to the noncontrolling interest generally is reported as an expense or other deduction in arriving at consolidated net income. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company will adopt SFAS 160 as of January 1, 2009, as required. Other than the reclassification described above, the Company does not anticipate that SFAS 160 will have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, with respect to nonfinancial assets and nonfinancial liabilities which are not recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, we have deferred application of SFAS 157 to such nonfinancial assets and nonfinancial liabilities until January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, which establishes enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 requires contextual discussion of the objectives and strategies for using derivative instruments for risk management purposes in terms of primary underlying risk, disclosure of volume of derivative activity, and enhanced credit risk disclosures. Also, SFAS 161 requires additional tabular disclosures of fair value amounts, financial performance, financial position, and gains and losses on derivative and related hedged items. The Company will adopt SFAS 161 as of January 1, 2009, as required.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities. This FSP also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt the FSP as of January 1, 2009, as required.

RESULTS OF OPERATIONS

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on assets and interest incurred on liabilities. Taxable-equivalent net interest income is the largest component of Zions’ revenue. For the year 2008, it was 91.3% of our taxable-equivalent revenues, compared to 82.2% in 2007 and 76.4% in 2006. The increased percentage for 2008 and 2007 was mainly due to the impairment and valuation losses on securities which reduced total taxable-equivalent revenues by $317.1 million and $158.2 million, respectively. On a taxable-equivalent basis, net interest income for 2008 was up $87.3 million or 4.6% from 2007, which was up $119.1 million or 6.7% from 2006. The increase in taxable-equivalent net interest income for 2008 and 2007 was mainly due to increased interest-earning assets driven by loan growth partially offset by declines of 25 basis points in the net interest margin for 2008 and 20 basis points during 2007. The incremental tax rate used for calculating all taxable-equivalent adjustments was 35% for all years discussed and presented.

By its nature, net interest income is especially vulnerable to changes in the mix and amounts of interest-earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities significantly impact net interest income. See “Interest Rate and Market Risk Management” on page 110 for a complete discussion of how we manage the portfolios of interest-earning assets and interest-bearing liabilities and associated risk.

A gauge that we use to measure the Company’s success in managing its net interest income is the level and stability of the net interest margin. The net interest margin was 4.18% in 2008 compared with 4.43% in 2007 and 4.63% in 2006. For the fourth quarter of 2008, the Company’s net interest margin was 4.20%, which benefited primarily from the capital investment from the U.S. Treasury, reduced deposit rates, and significantly lower borrowing costs.

The decreased net interest margin for 2008 compared to 2007 resulted from increased nonperforming assets reducing average asset yields, loan yields dropping more than deposit rates, a decline in noninterest-bearing demand deposits, competitive pricing pressures, and purchases of low yielding Lockhart commercial paper. Average loans and leases increased $4.2 billion and average money market investments increased $1.1 billion due to the impact of the capital investment from the U.S. Treasury and purchases of commercial paper from Lockhart. Average interest-bearing deposits increased $2.0 billion from 2007, with the increase being driven primarily by higher cost Internet money market, brokered deposits and foreign deposits. Average borrowed funds increased $3.0 billion compared to 2007 primarily due to increased borrowing from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve. Average noninterest-bearing deposits declined $257 million compared to 2007 and were 24.3% of total average deposits for 2008, compared to 26.2% for 2007.

The margin compression for 2007 compared to 2006 resulted from the Company’s strong loan growth being funded mainly by higher cost deposit products and nondeposit borrowings, a decline in noninterest-bearing demand deposits, competitive pricing pressures, and purchases of Lockhart commercial paper. Higher yielding average loans and leases increased $4.4 billion from 2006 while lower yielding average money market investments and securities decreased slightly by $32.4 million. Average interest-bearing deposits increased $3.2 billion from 2006 with most of the increase in higher cost Internet money market, time and foreign deposits. Average borrowed funds increased $850 million compared to 2006.

The Company expects to continue its efforts to maintain a slightly “asset-sensitive” position with regard to interest rate risk. However, our estimates of the Company’s actual position are highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes.

Throughout 2008, the FRB lowered the federal funds rate seven times by approximately 400 basis points. This decrease had a rapid impact on loans tied to LIBOR and the prime rate as these rates were lowered. Competitive pressures on deposit rates impeded our ability to fully reprice deposits as the FRB lowered rates, and rates paid to consumers for their deposits were lowered less than 400 basis points. This rate compression between loans and deposits had a negative impact on the net interest margin during 2008. We expect that these competitive pricing pressures may continue into 2009. See “Interest Rate Risk” on page 111 for further information.

Schedule 5 summarizes the average balances, the amount of interest earned or incurred and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

Schedule 5

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

AVERAGE BALANCE SHEETS, YIELDS AND RATES

	2008			2007
(Amounts in millions)	Average balance	Amount of interest[1]	Average rate	Average balance	Amount of interest[1]	Average rate
ASSETS:
Money market investments	$1,889	47.8	2.53%	$834	43.7	5.24%
Securities:
Held-to-maturity	1,516	101.3	6.68	684	47.7	6.97
Available-for-sale	3,266	162.1	4.97	4,661	269.2	5.78
Trading account	43	1.9	4.41	61	3.3	5.40

Total securities	4,825	265.3	5.50	5,406	320.2	5.92

Loans:
Loans held for sale	182	10.1	5.52	233	14.9	6.37
Net loans and leases[2]	40,795	2,674.4	6.56	36,575	2,852.7	7.80

Total loans and leases	40,977	2,684.5	6.55	36,808	2,867.6	7.79

Total interest-earning assets	47,691	2,997.6	6.29	43,048	3,231.5	7.51

Cash and due from banks	1,380			1,477
Allowance for loan losses	(546)			(391)
Goodwill	1,937			2,005
Core deposit and other intangibles	137			181
Other assets	3,163			2,527

Total assets	$53,762			$48,847

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$4,446	35.6	0.80	$4,443	41.4	0.93
Money market	13,739	335.0	2.44	11,962	437.9	3.66
Time under $100,000	2,695	96.2	3.57	2,529	110.7	4.38
Time $100,000 and over	4,382	161.9	3.69	4,779	231.2	4.84
Foreign	3,166	84.2	2.66	2,710	130.5	4.81

Total interest-bearing deposits	28,428	712.9	2.51	26,423	951.7	3.60

Borrowed funds:
Securities sold, not yet purchased	33	1.5	4.82	30	1.4	4.56
Federal funds purchased and security repurchase agreements	2,733	53.3	1.95	3,211	148.5	4.62
Commercial paper	110	4.2	3.84	256	13.8	5.41
FHLB advances and other borrowings:
One year or less	4,589	119.8	2.61	1,099	55.0	5.00
Over one year	128	7.4	5.73	131	7.6	5.77
Long-term debt	2,449	103.1	4.21	2,365	145.4	6.15

Total borrowed funds	10,042	289.3	2.88	7,092	371.7	5.24

Total interest-bearing liabilities	38,470	1,002.2	2.61	33,515	1,323.4	3.95

Noninterest-bearing deposits	9,145			9,401
Other liabilities	578			647

Total liabilities	48,193			43,563
Minority interest	29			36
Shareholders’ equity:
Preferred equity	432			240
Common equity	5,108			5,008

Total shareholders’ equity	5,540			5,248

Total liabilities and shareholders’ equity	$53,762			$48,847

Spread on average interest-bearing funds			3.68%			3.56%

Taxable-equivalent net interest income and net yield on interest-earning assets		1,995.4	4.18%		1,908.1	4.43%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

2006			2005			2004
Average balance	Amount of interest[1]	Average rate	Average balance	Amount of interest[1]	Average rate	Average balance	Amount of interest[1]	Average rate

$479	24.7	5.16%	$988	31.7	3.21%	$1,463	16.4	1.12%

645	44.1	6.83	639	44.2	6.93	500	34.3	6.86
4,992	285.5	5.72	4,021	207.7	5.16	3,968	174.5	4.40
157	7.7	4.91	497	19.9	4.00	732	29.6	4.04

5,794	337.3	5.82	5,157	271.8	5.27	5,200	238.4	4.59

261	16.5	4.80	205	9.8	4.80	159	5.1	3.16
32,134	2,463.9	6.80	23,804	1,618.0	6.80	20,887	1,252.8	6.00

32,395	2,480.4	6.78	24,009	1,627.8	6.78	21,046	1,257.9	5.98

38,668	2,842.4	6.40	30,154	1,931.3	6.40	27,709	1,512.7	5.46

1,476			1,123			1,026
(349)			(285)			(272)
1,887			746			648
181			66			65
2,379			1,799			1,760

$44,242			$33,603			$30,936

$5,129	75.3	1.47	$4,347	36.7	0.84	$4,245	24.4	0.58
10,721	330.0	3.08	9,131	183.9	2.01	8,572	96.8	1.13
2,065	77.4	3.75	1,523	41.7	2.74	1,436	27.5	1.92
3,272	142.6	4.36	1,713	54.7	3.19	1,244	29.2	2.35
2,065	95.5	4.62	737	23.3	3.16	338	4.4	1.30

23,252	720.8	3.10	17,451	340.3	1.95	15,835	182.3	1.15

66	3.0	4.57	475	17.7	3.72	625	24.2	3.86
2,838	124.7	4.39	2,307	63.6	2.76	2,682	32.2	1.20
220	11.4	5.20	149	5.0	3.36	201	3.0	1.51

479	25.3	5.27	204	5.9	2.90	252	2.9	1.14
148	8.6	5.80	228	11.5	5.05	230	11.7	5.08
2,491	159.6	6.41	1,786	104.9	5.88	1,659	74.3	4.48

6,242	332.6	5.33	5,149	208.6	4.05	5,649	148.3	2.62

29,494	1,053.4	3.57	22,600	548.9	2.43	21,484	330.6	1.54

9,508			7,417			6,269
697			533			501

39,699			30,550			28,254
34			26			23

16			–			–
4,493			3,027			2,659

4,509			3,027			2,659

$44,242			$33,603			$30,936

		3.78%			3.97%			3.92%

	1,789.0	4.63%		1,382.4	4.58%		1,182.1	4.27%

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

Schedule 6

ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE

	2008 over 2007			2007 over 2006
	Changes due to		Total changes	Changes due to		Total changes
(Amounts in millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS:
Money market investments	$26.7	(22.6)	4.1	18.6	0.4	19.0
Securities:
Held to maturity	55.6	(2.0)	53.6	2.7	0.9	3.6
Available for sale	(69.5)	(37.6)	(107.1)	(18.9)	2.6	(16.3)
Trading account	(0.8)	(0.6)	(1.4)	(4.7)	0.3	(4.4)

Total securities	(14.7)	(40.2)	(54.9)	(20.9)	3.8	(17.1)

Loans:
Loans held for sale	(2.8)	(2.0)	(4.8)	(1.7)	0.1	(1.6)
Net loans and leases[2]	275.1	(453.4)	(178.3)	345.7	43.1	388.8

Total loans and leases	272.3	(455.4)	(183.1)	344.0	43.2	387.2

Total interest-earning assets	$284.3	(518.2)	(233.9)	341.7	47.4	389.1

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$–	(5.8)	(5.8)	(6.3)	(27.6)	(33.9)
Money market	43.2	(146.1)	(102.9)	41.1	66.8	107.9
Time under $100,000	5.9	(20.4)	(14.5)	19.0	14.3	33.3
Time $100,000 and over	(14.4)	(54.9)	(69.3)	71.5	17.1	88.6
Foreign	12.1	(58.4)	(46.3)	31.0	4.0	35.0

Total interest-bearing deposits	46.8	(285.6)	(238.8)	156.3	74.6	230.9

Borrowed funds:
Securities sold, not yet purchased	0.1	–	0.1	(1.6)	–	(1.6)
Federal funds purchased and security repurchase agreements	(9.3)	(85.9)	(95.2)	17.1	6.7	23.8
Commercial paper	(5.6)	(4.0)	(9.6)	1.9	0.5	2.4
FHLB advances and other borrowings:
One year or less	91.1	(26.3)	64.8	31.0	(1.3)	29.7
Over one year	(0.1)	(0.1)	(0.2)	(1.0)	–	(1.0)
Long-term debt	3.5	(45.8)	(42.3)	(7.8)	(6.4)	(14.2)

Total borrowed funds	79.7	(162.1)	(82.4)	39.6	(0.5)	39.1

Total interest-bearing liabilities	$126.5	(447.7)	(321.2)	195.9	74.1	270.0

Change in taxable-equivalent net interest income	$157.8	(70.5)	87.3	145.8	(26.7)	119.1

[1]	Taxable-equivalent income used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

In the analysis of interest changes due to volume and rate, changes due to the volume/rate variance are allocated to volume with the following exceptions: when volume and rate both increase, the variance is allocated proportionately to both volume and rate; when the rate increases and volume decreases, the variance is allocated to the rate.

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company’s various portfolios, the levels of actual charge-offs, and statistical trends and other economic factors. See “Credit Risk Management” on page 99 for more information on how we determine the appropriate level for the allowance for loan and lease losses and the reserve for unfunded lending commitments.

For the year 2008, the provision for loan losses was $648.3 million, compared to $152.2 million for 2007 and $72.6 million for 2006. The increased provision for 2008 resulted mainly from significant deterioration in our credit quality, particularly from our exposure to residential land development and construction activity in the Southwest, with Arizona, California, and Nevada being most severely impacted, and also weakening in commercial loan portfolios. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” on pages 104 and 106 for further details. Net loan and lease charge-offs increased to $393.7 million in 2008 up from $63.6 million in 2007 and $45.8 million in 2006. The $330.1 million increase during 2008 was driven by increased charge-offs of $133.6 million at NBA, $68.9 million at NSB, $61.4 million at Zions Bank and $38.7 million at CB&T, primarily related to residential land development and construction loans. Including the provision for unfunded lending commitments, the total provision for credit losses was $649.7 million for 2008, $154.0 million for 2007, and $73.8 million for 2006. The provision for loan losses was $285.2 million for the fourth quarter of 2008 and net charge-offs for the quarter were $179.7 million.

The Company’s expectation is that credit conditions will continue to soften in most of our markets due to continued weakening in general economic conditions. We expect provisioning and net charge-offs to continue at elevated levels for at least the next several quarters.

Noninterest Income

Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. Noninterest income for 2008 comprised 8.7% of taxable-equivalent revenues reflecting the $317.1 million of impairment and valuation losses on securities which reduced noninterest income for 2008, compared to 17.8% for 2007 and 23.6% for 2006. Schedule 7 presents a comparison of the major components of noninterest income for the past three years.

Schedule 7

NONINTEREST INCOME

(Amounts in millions)	2008	Percent change	2007	Percent change	2006
Service charges and fees on deposit accounts	$207.0	12.7%	$183.6	14.2%	$160.8
Other service charges, commissions and fees	167.7	(1.7)	170.6	13.6	150.2
Trust and wealth management income	37.7	3.3	36.5	21.7	30.0
Capital markets and foreign exchange	49.9	14.4	43.6	10.4	39.5
Dividends and other investment income	46.4	(8.8)	50.9	27.6	39.9
Loan sales and servicing income	24.4	(36.6)	38.5	(29.0)	54.2
Income from securities conduit	5.5	(69.8)	18.2	(43.5)	32.2
Fair value and nonhedge derivative income (loss)	(48.0)	(235.7)	(14.3)	(2,483.3)	0.6
Equity securities gains, net	0.8	(95.5)	17.7	(0.6)	17.8
Fixed income securities gains, net	0.8	(73.3)	3.0	(53.1)	6.4
Impairment losses on investment securities and valuation losses on securities purchased from Lockhart Funding	(317.1)	(100.4)	(158.2)	–	–
Other	15.6	(29.7)	22.2	13.3	19.6

Total	$190.7	(53.7)%	$412.3	(25.2)%	$551.2

Noninterest income for 2008 decreased $221.6 million or 53.7% compared to 2007. The largest component of this decrease was the $158.9 million increase in impairment and valuation losses on securities. Other significant components contributing to the noninterest income decrease in 2008 included loan sales and servicing income, income from securities conduit, fair value and nonhedge derivative loss, and net equity securities gains. Noninterest income for 2007 decreased $138.9 million or 25.2% compared to 2006 also reflecting the impact of $158.2 million of impairment and valuation losses on securities.

Service charges and fees on deposit accounts increased $23.4 million in 2008 and $22.8 million in 2007. The increase was mainly due to the impact of fee increases across the Company, and reduced deposit account earnings credits due to lower interest rates. The increase in 2007 was mainly due to the impact of fee increases across the Company and the acquisition of Stockmen’s.

Other service charges, commissions, and fees, which is comprised of Automated Teller Machine (“ATM”) fees, insurance commissions, bankcard merchant fees, debit card interchange fees, cash management fees, lending commitments, syndication and servicing fees and other miscellaneous fees, decreased $2.9 million, or 1.7% from 2007, which was up 13.6% from 2006. The decrease in 2008 was principally due to lower lending related fees and official check fees offset by increased accounts receivable factoring fees, debit card fees, and cash management related fees. The cash management fees include remote check imaging fees, third-party ACH transaction fees, and web-based medical claims transaction fees. The increase in 2007 was primarily driven by debit card fees, and cash management related fees. The increase was offset by decreased insurance income of $5.0 million resulting from the sale of the Company’s Grant Hatch insurance agency and certain other insurance assets completed during the first quarter of 2007.

Trust and wealth management income for 2008 increased 3.3% compared to 2007, which was up 21.7% compared to 2006. The modest increase for 2008 was from slower organic growth in the trust and wealth management business and declines in fees due to lower balances of assets under management, primarily as a result of declines in market values of a number of asset classes. The increase for 2007 was from organic growth in the trust and wealth management business, including growth related to our Contango wealth management and associated trust business, as well as growth in the Amegy trust and wealth management business.

Capital markets and foreign exchange include trading income, public finance fees, foreign exchange income, and other capital market related fees and increased 14.4% from 2007, which was up 10.4% from 2006.

The increase in 2008 was primarily driven by increased trading income partially offset by lower public finance fees. The increase in 2007 was primarily the result of higher public finance fees.

Dividends and other investment income consist of revenue from the Company’s bank-owned life insurance program and revenues from other investments. Revenues from other investments include dividends on FHLB stock, Federal Reserve Bank stock, and earnings from unconsolidated affiliates including certain alternative venture investments, and were $15.6 million in 2008, $23.0 million in 2007, and $13.3 million in 2006. The decreased income from other investments in 2008 is primarily due to a $14.1 million decrease in equity in earnings of Farmer Mac offset by a $6.0 million increase in earnings from Amegy’s alternative investments program. The decrease in earnings from Farmer Mac is mainly due to their losses in securities holdings in Lehman Brothers and Fannie Mae. Revenue from bank-owned life insurance programs was $30.7 million in 2008, $27.9 million in 2007, and $26.6 million in 2006.

Loan sales and servicing income includes revenues from securitizations of loans, gains and losses from sales of loans, as well as revenues that we earn through servicing loans that we sold to third parties. For 2008, loan sales and servicing income decreased 36.6% compared to 2007 and decreased 29.0% between 2007 and 2006. The decreased income for 2008 is mainly due to reduced servicing fees on securitized small business loans. Upon dissolution of securitization trusts as described in “Off-Balance Sheet Arrangement” on page 96, these loans were recorded on Zions Bank’s balance sheet and not serviced for investors. The decrease for 2007 compared to 2006 mainly resulted from lower servicing fees from lower loan balances, and retained interest impairment write-downs of $12.6 million in 2007. These write-downs resulted primarily from higher than expected loan prepayments, increased default assumptions, and changes in the interest rate environment as determined from our periodic evaluation of beneficial interests as required by EITF 99-20. As of December 31, 2008, the Company had no retained interests in small business securitizations recorded on the balance sheet. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the Company’s securitization programs.

Income from securities conduit decreased $12.7 million or 69.8% for 2008 compared to 2007 and decreased 43.5% between 2007 and 2006. This income represents fees we receive from Lockhart, a QSPE securities conduit. The decrease in income is due to the higher cost of asset-backed commercial paper used to fund Lockhart resulting from the disruptions in the credit markets which began in August of 2007 and a decrease in the size of Lockhart’s securities portfolio. The book value of Lockhart’s securities portfolio declined to $738 million at December 31, 2008 from $2.1 billion at December 31, 2007, and from $4.1 billion at December 31, 2006 due to Zions’ required purchase of securities out of Lockhart and repayments of principal. We expect that the book value of the Lockhart portfolio will continue to decrease. Income from securities conduit will depend both on the amount of securities held in the portfolio and on the cost of the commercial paper used to fund those securities. See “Off-Balance Sheet Arrangement” on page 96, “Liquidity Management Actions” on page 116, and Note 6 of the Notes to Consolidated Financial Statements for further information regarding securitizations and Lockhart.

Fair value and nonhedge derivative income (loss) consists of the following:

Schedule 8

FAIR VALUE AND NONHEDGE DERIVATIVE INCOME (LOSS)

(Amounts in millions)	2008	Percent change	2007	Percent change	2006
Nonhedge derivative income (loss)	$(36.2)	(139.7)%	$(15.1)	(2,257.1)%	$0.7
Fair value decreases on SFAS 159 instruments	(9.2)	–	–	–	–
Derivative fair value credit adjustments	(3.1)	–	–	–	–
Other	0.5	(37.5)	0.8	900.0	(0.1)

Total	$(48.0)	(235.7)%	$(14.3)	(2,483.3)%	$0.6

The losses on nonhedge derivatives for 2008 and 2007 resulted from decreasing spreads between LIBOR and the prime rate during the second half of 2007. In an effort to employ the most liquid instrument available for Zions’ hedging program and execute transactions with the most economically favorable terms, it has been Zions’ practice to use LIBOR as the floating index on swaps executed with external counterparties. As a significant portion of the Company’s loan assets are prime rate floating loans, many of the Company’s swaps are structured with a prime floating rate. In conjunction with the execution of swaps in which the Company receives a fixed rate and pays prime, Zions also executes a swap in which it pays LIBOR plus a spread and receives prime. The Company therefore has chosen to retain the prime-LIBOR basis risk in this hedging activity.

Net equity securities gains in 2008 were $0.8 million compared to net gains of $17.7 million in 2007 and $17.8 million in 2006. Net gains for 2008 included a $12.4 million gain on the VISA stock offering, a $7.7 million gain on the sale of an interest in a mutual fund management company, an $11.0 million impairment loss on the Company’s investment in Farmer Mac, and net losses of $8.4 million on venture capital equity investments. Net gains for 2007 included a $2.5 million gain on the sale of an investment in a community bank and net gains on venture capital equity investments of $15.4 million. Net of related minority interest of $5.4 million, income taxes and other expenses, venture capital investments contributed $2.6 million to net losses in 2008, compared to net income of $3.4 million for 2007 and $4.1 million for 2006.

Impairment losses on investment securities and valuation losses on securities purchased from Lockhart were $317.1 million in 2008 compared to $158.2 million in 2007. The 2008 losses consisted of impairment losses of $304.0 million on ABS, REIT trust preferred, and bank and insurance trust preferred CDOs and valuation losses of $13.1 million on securities purchased from Lockhart. During 2007 impairment losses on REIT trust preferred CDO securities were $108.6 million and valuation losses on securities purchased from Lockhart were $49.6 million. See “Other-than-Temporary-Impairment – Debt Investment Securities” on page 40, “Investment Securities Portfolio” on page 85 , and “Off-Balance Sheet Arrangement” on page 96 for further discussion.

Other noninterest income for 2008 was $15.6 million, compared to $22.2 million for 2007 and $19.6 million for 2006. The decrease in 2008 included reduced scanner sales to third party financial institutions. The increase in 2007 included a $2.9 million gain on the sale of the Company’s insurance business during 2007.

Noninterest Expense

Noninterest expense for 2008 increased 5.0% over 2007, which was 5.6% higher than in 2006. The 2008 increase was impacted by the increased other real estate expense due to the deterioration in the Company’s loan credit quality. Excluding other real estate expense noninterest expense increased $24.4 million or 1.7% over 2007. Schedule 9 summarizes the major components of noninterest expense and provides a comparison of the components over the past three years.

Schedule 9

NONINTEREST EXPENSE

(Amounts in millions)	2008	Percent change	2007	Percent change	2006
Salaries and employee benefits	$810.5	1.3%	$799.9	6.4%	$751.7
Occupancy, net	114.2	6.3	107.4	7.8	99.6
Furniture and equipment	100.1	3.7	96.5	8.8	88.7
Other real estate expense	50.4	1,045.5	4.4	4,300.0	0.1
Legal and professional services	45.5	3.9	43.8	9.2	40.1
Postage and supplies	37.5	2.7	36.5	10.3	33.1
Advertising	30.7	14.1	26.9	1.5	26.5
FDIC premiums	19.9	206.2	6.5	20.4	5.4
Impairment losses on long-lived assets	3.1	–	–	nm	1.3
Merger related expense	1.6	(69.8)	5.3	(74.1)	20.5
Amortization of core deposit and other intangibles	33.2	(26.1)	44.9	4.4	43.0
Other	228.3	(1.8)	232.5	5.5	220.4

Total	$1,475.0	5.0%	$1,404.6	5.6%	$1,330.4

nm – not meaningful

The Company’s efficiency ratio was 67.5% for 2008 compared to 60.5% for 2007 and 56.9% for 2006. The increase in the efficiency ratio for 2008 and 2007 was primarily due to the previously discussed impairment and valuation losses on securities. The efficiency ratio was 58.9% for 2008 and 56.7% for 2007 excluding the impairment and valuation losses on securities.

Salary costs for 2008 increased 4.2% over 2007, which were up 5.8% from 2006. The increases for 2008 resulted mainly from merit pay salary increases offset by reductions in variable pay. The salary costs for 2008 also included share-based compensation expense of approximately $31.8 million, up from $28.3 million for 2007. The increases for 2007 resulted mainly from merit pay salary increases and increased staffing related to other business expansion. Employee health and insurance benefits for 2008 decreased 10.5% from 2007, which increased 24.2% from 2006. Employee health and insurance expense for 2008 included an adjustment which reduced expense by approximately $3.0 million to reflect the elimination of a health insurance benefit. Retirement expense for 2008 decreased primarily because no accrual was required for the Company’s profit sharing plan. Salaries and employee benefits are shown in greater detail in Schedule 10.

Schedule 10

SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2008	Percent change	2007	Percent change	2006
Salaries and bonuses	$706.5	4.2%	$678.1	5.8%	$641.1

Employee benefits:
Employee health and insurance	37.7	(10.5)	42.1	24.2	33.9
Retirement	20.6	(43.3)	36.3	(4.0)	37.8
Payroll taxes and other	45.7	5.3	43.4	11.6	38.9

Total benefits	104.0	(14.6)	121.8	10.1	110.6

Total salaries and employee benefits	$810.5	1.3%	$799.9	6.4%	$751.7

Full-time equivalent (“FTE”) employees at December 31	11,011	0.7%	10,933	3.0%	10,618

Occupancy expense increased $6.8 million or 6.3% compared to 2007 which was up 7.8% from 2006. The 2008 increase was impacted by higher facilities rent expense and higher facilities maintenance and includes $1.7 million of expense associated with damage to branches and other facilities caused by Hurricane Ike in the third quarter of 2008. The 2007 increase was impacted by higher facilities rent expense, higher facilities maintenance and utilities expense, and the impact of the acquisition of Stockmen’s.

Furniture and equipment expense for 2008 increased $3.6 million or 3.7% compared to 2007, which was up 8.8% from 2006. The increase in 2007 was mainly due to increased maintenance contract costs related to technology and operational assets.

Other real estate expense increased to $50.4 million compared $4.4 million for 2007 and $0.1 million for 2006. The increase is primarily due to increased OREO balances and write-downs resulting from declining property values, mainly in Arizona and Nevada.

Advertising expense was $30.7 million in 2008, $26.9 million in 2007 and $26.5 million in 2006. The increased expense in 2008 included increased Internet related advertising expenses.

FDIC premiums for 2008 increased $13.4 million or 206.2% compared to 2007, which was up 20.4% from 2006. We expect this expense to increase in 2009.

Other noninterest expense for 2008 decreased $4.2 million or 1.8% compared to 2007, which was up 5.5% from 2006. The increase in 2007 included an $8.1 million Visa litigation accrual and a $4.0 million write-down on repossessed equipment, which was collateral for an equipment lease. The Visa litigation accrual represents an estimate of the Company’s proportionate share of a contingent obligation to indemnify Visa Inc. for certain litigation matters. During 2008 the Company reduced the Visa accrual by $5.6 million as a result of Visa funding a litigation escrow account and settling certain covered litigation.

Impairment Losses on Goodwill

During the fourth quarter of 2008, 2007 and 2006, the Company completed the annual goodwill impairment analysis as required by SFAS 142. The annual goodwill impairment analysis completed in the fourth quarter of 2008 resulted in total impairment losses on goodwill of $353.8 million at the NBA, Vectra, NSB, and P5 reporting units.

The primary causes of the impairment losses on goodwill in three of our reporting units as of December 31, 2008 were declines in market values of comparable companies, declines in acquisition transaction values, and reduced earnings at the reporting units, which resulted primarily from deterioration in credit quality of loan portfolios. See “Accounting for Goodwill” on page 42 for further discussion of the goodwill impairment.

Foreign Operations

Six of our subsidiary banks each operate a foreign branch in Grand Cayman, Grand Cayman Islands, B.W.I. The branches only accept deposits from qualified domestic customers. While deposits in these branches are not subject to FRB reserve requirements or FDIC insurance requirements, there are no federal or state income tax benefits to the Company or any customers as a result of these operations.

Foreign deposits at December 31, 2008, 2007 and 2006 totaled $2.6 billion, $3.4 billion and $2.6 billion, respectively, and averaged $3.2 billion for 2008, $2.7 billion for 2007, and $2.1 billion for 2006. All of these foreign deposits were related to domestic customers of the banks. See Schedule 32 on page 93 for foreign loans outstanding.

Income Taxes

The Company’s income tax benefit for 2008 was $43.4 million compared to income tax expense of $235.7 million for 2007 and $318.0 million for 2006. The Company’s effective income tax rates, including the effects of minority interest, were 14.0% in 2008, 32.3% in 2007, and 35.3% in 2006. See Note 15 of the Notes to Consolidated Financial Statements for more information on income taxes.

The average effective tax rate in 2008 was lower than in prior years mainly because of the nondeductible goodwill impairment charges. Also increased securities impairment charges, loan loss provision, and OREO charge-downs recorded in 2008 affected taxable revenue, thereby increasing the proportion of nontaxable income relative to total income. During 2008, the Company reduced its liability for unrecognized tax benefits by approximately $9.6 million, net of any federal and/or state tax benefits. Of this reduction, $5.2 million decreased the Company’s tax provision for 2008 and $4.4 million reduced tax-related balance sheet accounts.

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

In 2004, the Company signed an agreement that confirmed and implemented its award of a $100 million allocation of tax credit authority under the Community Development Financial Institutions Fund set up by the U.S. Government. Under the program, Zions has invested $100 million as of December 31, 2008, in a wholly-owned subsidiary which makes qualifying loans and investments. In return, Zions receives federal income tax credits that will be recognized over seven years, including the year in which the funds were invested in the subsidiary. Zions invested $10 million in its subsidiary in 2006 and a final contribution of $10 million under the terms of our agreement during 2007. Income tax expense was reduced by $5.8 million for 2008, $5.6 million for 2007, and $4.5 million for 2006 as a result of these tax credits. We expect that we will be able to reduce the Company’s federal income tax payments by a total of $39 million over the life of this award, which is expected to be for the years 2004 through 2013.

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

Zions Bank

Zions Bank is headquartered in Salt Lake City, Utah and is primarily responsible for conducting the Company’s operations in Utah and Idaho. Zions Bank is the 2nd largest full-service commercial bank in Utah and the 6th largest in Idaho, as measured by domestic deposits in the state. Zions Bank operates 112 full-service traditional branches and 29 banking centers in grocery stores. During the third quarter of 2008, Zions Bank entered into an agreement to exit 21 banking centers in grocery stores during the first quarter of 2009. The leases on these banking centers are being assumed by another bank and all loans and deposits will be transferred to nearby Zions Bank branch locations. Zions Bank includes most of the Company’s Capital Markets operations, which include Zions Direct, Inc., fixed income trading, correspondent banking, public finance, trust and investment advisory, liquidity and hedging services for Lockhart. Zions Bank also includes Western National Trust Company. On January 1, 2008, Welman Holdings, Inc. (“Welman”), the parent of Contango Capital Advisors, Inc. (“Contango”), became a subsidiary of the Parent. Results of operations for Zions Bank for 2007 and 2006 include Welman. In 2007 and 2006, Welman experienced after tax losses of $8.8 million and $7.9 million, respectively.

During 2008, the Utah economy added 2,500 new jobs or 0.2%, which was a much slower rate of increase than in the prior several years. Utah’s overall unemployment rate increased from 2.7% in 2007 to 3.7% in 2008. The goods production sector, including construction, contributed to the increased unemployment rate. Utah’s service sector did far better, adding approximately 12,000 jobs during 2008. Other growth areas in employment included education, health services and government and professional business services. Idaho ended 2008 with an unemployment rate of 6.6% and a loss of 27,000 non-farm jobs. Both Utah and Idaho still significantly outperformed the national unemployment rate of 7.2% as of December 2008. Softening home prices and slower real estate sales in both states contributed to the economic decline in 2008 and are expected to continue to be challenging through 2009.

Schedule 11

ZIONS BANK

(In millions)	2008	2007	2006
CONDENSED INCOME STATEMENT
Net interest income	$662.5	551.4	472.3
Impairment losses on investment securities and valuation losses on securities purchased from Lockhart Funding	(92.5)	(59.7)	–
Other noninterest income	207.3	236.8	263.7

Total revenue	777.3	728.5	736.0
Provision for loan losses	163.1	39.1	19.9
Noninterest expense	463.4	463.2	426.1

Income before income taxes and minority interest	150.8	226.2	290.0
Income tax expense	44.0	72.2	98.1
Minority interest	0.1	0.2	0.1

Net income	$106.7	153.8	191.8

YEAR-END BALANCE SHEET DATA
Total assets	$20,778	18,446	14,823
Total securities	1,698	2,039	1,360
Net loans and leases	14,734	12,997	10,702
Allowance for loan losses	214	133	108
Goodwill, core deposit and other intangibles	20	24	27
Noninterest-bearing demand deposits	2,198	2,445	2,320
Total deposits	16,118	11,644	10,450
Preferred equity	250	–	–
Common equity	1,044	1,048	972

Net income for Zions Bank decreased 30.6% to $106.7 million for 2008 compared to $153.8 million for 2007 and $191.8 million for 2006. The increase in the provision for loan losses of $124.0 million and the increase in impairment and valuation losses on securities of $32.8 million were the main factors causing the decrease in net income.

Nonperforming assets were $412.4 million at December 31, 2008 compared to $45.0 million one year ago, an increase of $367.4 million or 816.4%. This deterioration can be attributed to real estate secured loans which account for 79% of nonperforming loans. The ratio of nonperforming assets to net loans and other real estate owned at December 31, 2008 was 2.79% compared to 0.35% at December 31, 2007.

Net loan and lease charge-offs were $75.4 million for 2008 compared to $14.0 million for 2007 and $18.9 million for 2006. Total real estate secured net loan charge-offs were $35.3 million or 46.8% of total net charge-offs, including $29.9 million of net charge-offs related to construction and land development loans. Remaining net charge-offs are composed of $26.9 million in commercial loans and $13.2 million in consumer loans. The loan loss provision was $163.1 million for 2008 compared to $39.1 million for 2007 and $19.9 million for 2006.

The ratio of the allowance for loan losses to net loans and leases was 1.45%, 1.02% and 1.01% at December 31, 2008, 2007 and 2006, respectively.

Net interest income at Zions Bank for 2008 increased 20.1%, or $111.1 million. Average earning assets in 2008 compared to 2007 are up $3.4 billion or 23.8%. During 2008, $1.2 billion in securities were purchased and recorded on the balance sheet as loans, as required by the Liquidity Agreement between Zions Bank and Lockhart. The primary trigger for these repurchases was the ratings downgrade of the monoline insurer that provided the credit enhancement on the senior tranche of securitized small business loans. A smaller amount of securities were repurchased as required due to downgrades of the securities themselves. Finally, during 2008 Zions Bank also purchased varying amounts of commercial paper issued by Lockhart to fund its assets. Purchasing these securities and commercial paper contributed to the growth in average earning assets. The net interest margin was 3.77% for 2008, compared to 3.90% for 2007 and 3.89% for 2006. The biggest impact on margin compression has been the increase in nonperforming assets and increased cost of deposits.

Noninterest income decreased 35.2% to $114.8 million compared to $177.1 million for 2007 and $263.7 million for 2006. The bank recognized impairment and valuation losses on securities of $92.5 million in 2008 and $59.7 million in 2007. Loan sales and servicing income declined to $17.3 million in 2008 compared to $30.6 million in 2007, due to a decrease in average loans sold and serviced. Fair value and nonhedge derivative loss was $28.6 million in 2008 compared to a loss of $15.0 million in 2007 and a gain of $0.7 million in 2006. The declines were mainly due to decreasing spreads between LIBOR and the prime rate which decreased nonhedge derivative income. Income from securities conduit was $5.5 million in 2008 compared to $18.2 million in 2007 and $32.2 million in 2006. The decrease in this income can be attributed to smaller spreads and average assets of the conduit being down significantly year over year. Trading income increased $8.6 million in 2008 over 2007 primarily caused by the increased spreads on corporate bond trading.

Noninterest expense was $463.4 million in 2008, $463.2 million in 2007 and $426.1 million in 2006. Noninterest expense in 2007 and 2006 included $17.6 million and $14.3 million, respectively from Welman. Salaries and employee benefits are down $17.8 million in 2008 compared to 2007. Welman’s salary and benefits expense was $12.0 million in 2007. Reductions in variable pay and employee benefits also contributed to this year over year decrease. Credit and OREO expenses are up $8.8 million. FDIC insurance increased $4.7 million. This is due to increased rates charged by FDIC as well as overall deposit growth. Bankcard expense increased $4.9 million caused by an increase in transaction volume as more customers utilize electronic payment methods. The efficiency ratio was 59.04% for 2008, as compared to 62.82% for 2007 and 57.15% for 2006.

Schedule 12

ZIONS BANK

(Dollar amounts in millions)	2008	2007	2006
PERFORMANCE RATIOS
Return on average assets	0.55%	0.98%	1.39%
Return on average common equity	9.90%	15.04%	21.47%
Tangible return on average tangible common equity	10.12%	15.49%	22.27%
Efficiency ratio	59.04%	62.82%	57.15%
Net interest margin	3.77%	3.90%	3.89%

RISK-BASED CAPITAL RATIOS
Tier 1 leverage	6.91%	6.22%	6.50%
Tier 1 risk-based capital	8.32%	6.84%	7.26%
Total risk-based capital	11.33%	10.75%	11.30%

CREDIT QUALITY
Provision for loan losses	$163.1	39.1	19.9
Net loan and lease charge-offs	75.4	14.0	18.9
Ratio of net charge-offs to average loans and leases	0.53%	0.12%	0.20%
Allowance for loan losses	$214	133	108
Ratio of allowance for loan losses to net loans and leases	1.45%	1.02%	1.01%
Nonperforming assets	$412.4	45.0	17.1
Ratio of nonperforming assets to net loans and leases and other real estate owned	2.79%	0.35%	0.16%
Accruing loans past due 90 days or more	$83.5	36.5	8.5
Ratio of accruing loans past due 90 days or more to net loans and leases	0.57%	0.28%	0.08%

OTHER INFORMATION
Full-time equivalent employees	2,525	2,668	2,687

Domestic offices:
Traditional branches	112	109	107
Banking centers in grocery stores	29	29	29
Foreign office	1	1	1

Total offices	142	139	137
ATMs	176	184	165

Net loans and leases grew $1.7 billion or 13.4%. Commercial lending increased $1.1 billion, commercial real estate loans are up $0.5 billion and consumer loans are up $0.1 billion in 2008 over 2007. Growth numbers include purchased securities that were recorded on balance sheet as loans as previously discussed.

Total deposits increased $4.5 billion or 38.4% in 2008 compared to 2007. $2.6 billion or 59.1% of this increase came from brokered deposits, inter-bank affiliate CDs were up $0.5 billion and money market deposits were up $0.9 billion over 2007. Our retail branch network saw significant improvement as well in growth during 4th quarter of 2008. The ratio of noninterest-bearing deposits to total deposits was 13.6% in 2008 and 21.0% in 2007.

Total securities declined $341 million or 16.7% in 2008 compared to 2007. This decrease is mainly due to OTTI losses taken on securities that were subsequently sold to the Parent at fair value.

The total risk-based capital ratio at December 31, 2008 was 11.33% compared to 10.75% and 11.30% at December 31, 2007 and December 31, 2006, respectively. The increase in the total risk-based capital ratio for 2008 was mainly due to the issuance of qualifying tier 1 capital preferred stock of $250 million to the Parent in December 2008, a $159 million net decrease of qualifying tier 2 capital subordinated debt due to the Parent, and net income of $106.7 million.

During 2008, Zions Bank ranked as Utah’s top SBA 7(a) lender for the 15th consecutive year and ranked 1st in Idaho’s Boise District for the seventh consecutive year. US Banker Magazine awarded Zions Bank the #2 Women’s Banking Team in the nation. Zions Bank received Greenwich Excellence Awards in Overall Satisfaction (national and western region) and Overall Satisfaction with Treasury Management (national and western region).

California Bank & Trust

California Bank & Trust is headquartered in San Diego, California, and is the eleventh largest full-service commercial bank in California as measured by domestic deposits in the state. CB&T operates 90 full-service traditional branches throughout the state. CB&T manages its branch network by a regional structure, allowing decision-making to remain as close as possible to the customer. These regions include San Diego, Los Angeles, Orange County, San Francisco, Sacramento, and the Central Valley. In addition to the regional structure, core businesses are managed functionally. These functions include retail banking, corporate and commercial banking, construction and commercial real estate financing, and SBA lending. CB&T plans to continue its emphasis on relationship banking providing commercial, real estate and consumer lending, depository services, international banking, cash management, and community development services.

California represents about 13% of the nation’s GDP. Like other parts of the Southwest, it has been experiencing significant declines in real estate values and the adverse effects of a recessionary economy. The state faces a serious budget shortfall that has been estimated at more than $40 billion. Its unemployment rate is 9.3% as of December 31, 2008. Any turnaround in economic prospects is not likely to happen quickly. Unemployment, home foreclosures, and bank credit problems are all increasing. CB&T is focused on maintaining its underwriting and pricing standards as it endeavors to develop new customer relationships among small business and middle market companies.

Schedule 13

CALIFORNIA BANK & TRUST

(In millions)	2008	2007	2006
CONDENSED INCOME STATEMENT
Net interest income	$414.3	434.8	469.4
Impairment losses on investment securities	(118.0)	(79.2)	–
Other noninterest income	82.6	87.3	80.7

Total revenue	378.9	442.9	550.1
Provision for loan losses	82.9	33.5	15.0
Noninterest expense	239.0	230.8	244.6

Income before income taxes	57.0	178.6	290.5
Income tax expense	18.4	71.2	117.9

Net income	$38.6	107.4	172.6

YEAR-END BALANCE SHEET DATA
Total assets	$10,137	10,156	10,416
Total securities	654	951	1,255
Net loans and leases	7,867	7,792	8,092
Allowance for loan losses	116	105	95
Goodwill, core deposit and other intangibles	386	390	400
Noninterest-bearing demand deposits	2,338	2,509	2,824
Total deposits	7,964	8,082	8,410
Preferred equity	158	–	–
Common equity	1,097	1,067	1,123

Net income for CB&T decreased 64.1% to $38.6 million for 2008 compared to $107.4 million for 2007 and $172.6 million for 2006. The decrease in net income was primarily due to recognition of impairment losses on investment securities, increased provision for loan losses and to a lesser extent a decrease in net interest income.

Nonperforming assets were $147.0 million at December 31, 2008 compared to $62.4 million one year ago, an increase of $84.6 million or 135.6%. Nonperforming assets include $135.0 million of nonperforming loans and $12.0 million of OREO for 2008 compared to $62.3 million of nonperforming loans and no OREO for 2007. The majority of the increase in nonperforming loans is attributable to deterioration of commercial real estate, construction, and land development loans. CB&T experienced moderate increases in nonperforming commercial and mortgage loans. The ratio of nonperforming assets to net loans and other real estate owned at December 31, 2008 was 1.87% compared to 0.80% at December 31, 2007.

Net loan and lease charge-offs were $61.8 million for 2008 compared with $23.1 million for 2007 and $10.9 million for 2006. Net charge-offs in 2008 were primarily construction, land and commercial real estate loans. The loan loss provision was $82.9 million for 2008 compared to $33.5 million for 2007 and $15.0 million for 2006. The ratio of the allowance for loan losses to net loans and leases was 1.48% and 1.35% at December 31, 2008 and 2007, respectively.

Net interest income at CB&T for 2008 decreased 4.7%, or $20.5 million. This decrease was caused by the yield on earning assets declining more than the rate on interest-bearing funding sources. Average earning assets were $9.2 billion for 2008, essentially unchanged from $9.1 billion for 2007. Average interest-bearing deposits and borrowings grew modestly, being $6.7 billion and $6.4 billion for 2008 and 2007, respectively. The net interest margin was 4.51% for 2008, compared to 4.76% for 2007 and 4.81% for 2006. Considering that the Federal Funds rate declined by 400 basis points during 2008, CB&T’s net interest margin was relatively stable decreasing only 25 basis points compared to 2007. The margin stability was achieved through managing interest rate risk by utilizing interest rate swaps as hedges and pro-active product management.

Noninterest income, excluding impairment losses on securities, decreased 5.4% to $82.6 million compared to $87.3 million for 2007 which was up from $80.7 million for 2006. The bank recognized OTTI losses on securities of $118.0 million for 2008 compared to $79.2 million for 2007. The Parent purchased the impaired securities at fair value.

Noninterest expense for 2008 increased $8.2 million or 3.6% to $239.0 million from $230.8 million for 2007 and $244.6 million for 2006. At the time of CB&T’s data processing conversion to the Zion’s platform in August 2007, many functions were transferred to ZMSC. Primarily as a result of the transfer of personnel, centralization of functions and termination of outsourced data processing contracts, salaries and employee benefits, occupancy, and data processing for 2008 in aggregate decreased by $12.5 million to $151.4 million compared to $163.9 million for 2007. This decrease was offset by an increase in other expenses, including allocated affiliate services, of $20.7 million. Furniture and equipment and amortization of core deposit and other intangibles in aggregate decreased $4.8 million in 2008 compared to 2007 while advertising and OREO expense in aggregate increased $4.8 million in 2008 compared to 2007. The efficiency ratio was 63.03% for 2008 compared to 52.07% for 2007 and 44.42% for 2006. The pro forma efficiency ratio without the impairment losses on securities was 48.07% for 2008 and 44.18% for 2007.

Schedule 14

CALIFORNIA BANK & TRUST

(Dollar amounts in millions)	2008	2007	2006
PERFORMANCE RATIOS
Return on average assets	0.38%	1.06%	1.59%
Return on average common equity	3.59%	9.83%	15.40%
Tangible return on average tangible common equity	5.95%	16.02%	24.68%
Efficiency ratio	63.03%	52.07%	44.42%
Net interest margin	4.51%	4.76%	4.81%

RISK-BASED CAPITAL RATIOS
Tier 1 leverage	8.77%	6.97%	7.36%
Tier 1 risk-based capital	8.33%	7.33%	7.19%
Total risk-based capital	11.05%	11.58%	11.50%

CREDIT QUALITY
Provision for loan losses	$82.9	33.5	15.0
Net loan and lease charge-offs	61.8	23.1	10.9
Ratio of net charge-offs to average loans and leases	0.78%	0.29%	0.14%
Allowance for loan losses	$116	105	95
Ratio of allowance for loan losses to net loans and leases	1.48%	1.35%	1.17%
Nonperforming assets	$147.0	62.4	27.1
Ratio of nonperforming assets to net loans and leases and other real estate owned	1.87%	0.80%	0.34%
Accruing loans past due 90 days or more	$7.4	13.0	3.5
Ratio of accruing loans past due 90 days or more to net loans and leases	0.09%	0.17%	0.04%

OTHER INFORMATION
Full-time equivalent employees	1,474	1,572	1,659

Domestic offices:
Traditional branches	90	90	91
Foreign office	1	–	–

Total offices	91	90	91
ATMs	103	103	103

Net loans and leases marginally increased $75 million or 1.0% in 2008 compared to 2007. Commercial loans, commercial real estate term loans, and consumer home equity loans grew $175 million, $188 million and $32 million, respectively, in 2008 compared to 2007, while construction and land development and 1-4 family residential loans declined $218 million and $95 million, respectively, for the same periods. Changing the mix of these major loan categories helped CB&T diversify its credit risks, particularly lowering the concentration in land and construction loans. CB&T continues to emphasize growing the commercial and small business loan portfolios and managing the run-off of construction and land development loans.

Total deposits declined $118 million or 1.5% in 2008 compared to 2007. The ratio of noninterest-bearing deposits to total deposits was 29.4% in 2008 and 31.0% in 2007. CB&T’s goal of relationship banking includes providing customers with checking accounts, treasury management services, sweep accounts and other deposit products. CB&T generally does not rely on noncore deposits such as brokered funds.

Total securities declined $297 million or 31.2% in 2008 compared to 2007. The change was driven primarily by the sales of the impaired securities to the Parent.

At December 31, 2008 tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 8.77%, 8.33% and 11.05%, respectively, compared to 6.97%, 7.33% and 11.58%, respectively, at December 31, 2007. The improvement in the tier 1 ratios was primarily due to the issuance of preferred stock to the Parent of $157.5 million in December 2008. Tier 1 capital was $873 million at the end of 2008 compared to $689 million at 2007. Total risk-based capital was $1.2 billion at the end of 2008 compared to $1.1 billion at 2007. This small change was due to the offsetting effects of the issuance of the preferred stock and the net redemption of $132.5 million of subordinated debt (which qualified as tier 2 capital) due to the Parent. The total risk-based capital ratio decreased due to an increase of risk-weighted assets to $10.5 billion compared to $9.4 billion at the end of 2008 and 2007, respectively.

Subsequent to year-end, on February 6, 2009, CB&T was the winning bidder for the assets and deposits of the failed Alliance Bank in Southern California. Alliance operated five branches and CB&T acquired approximately $1.1 billion of loans and $0.9 billion of deposits (including $0.4 billion of brokered deposits that we do not expect to retain) from the FDIC under a loss sharing agreement that affords significant credit risk protection to CB&T.

Amegy Corporation

Amegy is headquartered in Houston, Texas and operates Amegy Bank, the 8th largest full-service commercial bank in Texas as measured by domestic deposits in the state. Amegy offers 69 full-service traditional branches and three banking centers in grocery stores in the Houston metropolitan area, six traditional branches in the Dallas metropolitan area and five traditional branches in San Antonio. Amegy also operates a mortgage company (“Amegy Mortgage Company”), a broker-dealer (“Amegy Investments”), an insurance agency (“Amegy Insurance Agency”), and a trust and private banking group.

The Texas economy continued to outperform the nation with employers adding 153,600 jobs in the past 12 months, compared with job losses of 2.6 million nationwide during the same period. Among the 15 states that reported employment growth from November 2007 to November 2008, Texas accounted for 71% of entire job gains. Amegy’s three primary markets – Houston, Dallas and San Antonio – continued to experience job growth in 2008, as well. Together, they and other markets in Texas, have kept the state’s unemployment rate at or below the national average for 24 consecutive months. Recognized as an international business leader, the Houston Metropolitan Statistical Area (“MSA”) gained 57,300 jobs from December 2007 to December 2008, growing 2.2% to a total of more than 2.6 million jobs. Houston outperformed the state, which grew 1.5%. The Dallas-Fort Worth-Arlington MSA, driven by the trade, transportation and utilities industries, had job growth of 1.4% to a total of more than 3 million. A strong and growing healthcare industry helped San Antonio increase jobs by 1.8% to nearly 860,000 jobs.

Schedule 15

AMEGY CORPORATION

(In millions)	2008	2007	2006
CONDENSED INCOME STATEMENT
Net interest income	$370.1	331.3	304.7
Noninterest income	192.9	126.7	114.9

Total revenue	563.0	458.0	419.6
Provision for loan losses	71.9	21.2	7.8
Noninterest expense	305.2	295.6	283.5

Income before income taxes and minority interest	185.9	141.2	128.3
Income tax expense	60.5	46.7	39.5
Minority interest	0.3	0.1	1.8

Net income	$125.1	94.4	87.0

YEAR-END BALANCE SHEET DATA
Total assets	$12,406	11,675	10,366
Total securities	693	895	1,266
Net loans and leases	9,129	7,902	6,352
Allowance for loan losses	116	68	55
Goodwill, core deposit and other intangibles	1,334	1,355	1,370
Noninterest-bearing demand deposits	2,709	2,243	2,245
Total deposits	8,625	8,058	7,329
Preferred equity	80	–	–
Common equity	2,049	1,932	1,805

Net income for Amegy increased 32.5% to $125.1 million for 2008 compared to $94.4 million for 2007 and $87.0 million for 2006. The increase in net income was primarily due to continued robust loan growth, gains realized on the termination of interest rate swap contracts (which were recognized immediately at the bank level, but which are being amortized over the remaining life of the contracts at the consolidated Zions Bancorporation level as described in the “Other” segment on page 82), strong fee income generation and only moderate increases in operating expenses. These positive factors were partially offset by an increased provision for loan losses and a decrease in the net interest margin.

Nonperforming assets were $56.7 million at December 31, 2008 compared to $45.6 million one year ago, an increase of $11.1 million or 24.3%. The increase in nonperforming assets was due to deterioration in the segment of the loan portfolio related to home builders, lot developers, and income producing property developers. Nonperforming assets to net loans and other real estate owned at December 31, 2008 was 0.62% compared to 0.58% at December 31, 2007.

Net loan and lease charge-offs were $24.1 million for 2008 compared with $9.0 million for 2007 and $1.9 million for 2006. Net loan and lease charge-offs in 2008 were primarily in the commercial and industrial loan portfolio. The loan loss provision was $71.9 million for 2008 compared to $21.2 million for 2007 and $7.8 million for 2006. The ratio of the allowance for loan losses to net loans and leases was 1.27% at December 31, 2008 and 0.86% and 0.87% at December 31, 2007 and 2006, respectively.

Net interest income increased by 11.7% for 2008 due to a 17.1%, or $1.4 billion increase in average earning assets and a reduction in the cost of funds. The net interest margin was 3.92% for 2008, compared to 4.13% for 2007 and 4.36% for 2006.

Noninterest income increased 52.2% to $192.9 million compared to $126.7 million for 2007 and $114.9 million for 2006. The largest increases in noninterest income were due to the income received from ineffectiveness and the early termination of interest rate hedges of $36.6 million, an $11.8 million or 28.9% increase in service charge income and a $5.9 million or 189.7% increase in income on other equity investments.

Noninterest expense was actively managed during 2008 increasing only $9.6 million or 3.2% from 2007. Increases for 2008 included a $6.2 million or 4.7% increase in salaries and benefits, a $3.4 million increase in the cost of FDIC insurance and $1.7 million in expenses related to the recovery from Hurricane Ike in September. The efficiency ratio improved to 53.80% in 2008 from 63.83% in 2007 and 66.79% in 2006. The change in the efficiency ratio was largely due to the gains realized on the termination of interest rate swap contracts as well as from strict expense management and the benefits derived from the sharing of technology resources with Zions.

Schedule 16

AMEGY CORPORATION

(Dollar amounts in millions)	2008	2007	2006
PERFORMANCE RATIOS
Return on average assets	1.04%	0.91%	0.93%
Return on average common equity	6.28%	5.10%	4.87%
Tangible return on average tangible common equity	21.43%	22.46%	26.25%
Efficiency ratio	53.80%	63.83%	66.79%
Net interest margin	3.92%	4.13%	4.36%

RISK-BASED CAPITAL RATIOS[1]
Tier 1 leverage	8.67%	7.58%	7.64%
Tier 1 risk-based capital	8.10%	6.90%	7.19%
Total risk-based capital	11.13%	10.94%	10.35%

CREDIT QUALITY
Provision for loan losses	$71.9	21.2	7.8
Net loan and lease charge-offs	24.1	9.0	1.9
Ratio of net charge-offs to average loans and leases	0.28%	0.13%	0.03%
Allowance for loan losses	$116	68	55
Ratio of allowance for loan losses to net loans and leases	1.27%	0.86%	0.87%
Nonperforming assets	$56.7	45.6	15.7
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.62%	0.58%	0.25%
Accruing loans past due 90 days or more	$5.5	3.8	9.7
Ratio of accruing loans past due 90 days or more to net loans and leases	0.06%	0.05%	0.15%

OTHER INFORMATION
Full-time equivalent employees	1,756	1,694	1,599

Domestic offices:
Traditional branches	80	79	70
Banking centers in grocery stores	3	8	8
Foreign office	1	1	1

Total offices	84	88	79

ATMs	140	142	129

[1]	Capital ratios are for Amegy Bank N.A.

Net loans and leases expanded $1.2 billion or 15.5% to $9.1 billion in 2008 compared to $7.9 billion in 2007. Most categories of loans grew in 2008 compared to 2007, with over half of the total growth concentrated in the commercial lending portfolio. Amegy continues to be active in new loan originations by seeking borrowers meeting both its pricing and credit criteria.

Total deposits grew $567 million or 7.0% in 2008 compared to 2007, $466 million of this growth was in noninterest-bearing deposits. The ratio of noninterest-bearing deposits to total deposits was 31.4% in 2008 and 27.8% in 2007. Amegy continues to be a leader in providing treasury management services to commercial clients and in serving the retail and small business enterprises through its branch network.

Total securities declined $202 million or 22.6% in 2008 compared to 2007 through maturities, calls and principal pay-downs. This change was driven by a continuing effort to maximize balance sheet efficiency. Amegy did not recognize any impairment or valuation losses in its securities portfolio in either 2008 or 2007.

The total risk-based capital ratio at December 31, 2008 was 11.13% compared to 10.94% and 10.35% at December 31, 2007 and December 31, 2006, respectively. The increase in the total risk-based capital ratio for 2008 was mainly due to the issuance of qualifying tier 1 capital preferred stock of $80 million to the Parent in December 2008, a $133 million net decrease of qualifying tier 2 capital subordinated debt due to the Parent and net income of $125.1 million.

National Bank of Arizona

National Bank of Arizona is headquartered in Tucson, Arizona, and is the 4th largest full-service commercial bank in Arizona as measured by domestic deposits in the state. NBA operates 79 full-service traditional branches and provides a full range of banking services to its customers. During 2008, NBA expanded its depository base through the acquisition of certain Arizona depository customers held by Silver State Bank branches, a failed financial institution. The acquisition comprised less than 5% of the total deposit balance of NBA at the date of purchase.

The Arizona economy has been contracting since the 3rd quarter of 2007. Normally, the state’s economy follows the national economy; however, in this current recession, Arizona, along with many Western states lead this decline. The decline continued to be fairly severe during 2008. The state’s unemployment grew by over 56% to 6.1% in the twelve months ending October 31, 2008. The state’s population grew slightly in the same twelve month period by 1.6% to over 6.4 million. However, the pace of quarterly net migration into the state slowed to just over 8,000 in the third quarter of 2008, nearly a fourth of the level experienced in the same quarter in 2007. Statewide residential building permits dropped to just over 27,000, a decline of 43% in the fiscal year. Indications are that 2009 will remain challenging, as unemployment is expected to rise to nearly 8%, population growth is anticipated to decline to 1.2% and residential building permits are expected to decline approximately 22%. Projections for 2010 and beyond reflect a more positive trend, although remain modest in comparison to factors experienced by the state during a growth period of 2003-2006.

Schedule 17

NATIONAL BANK OF ARIZONA

(In millions)	2008	2007	2006
CONDENSED INCOME STATEMENT
Net interest income	$219.5	250.8	214.9
Noninterest income	46.8	33.4	25.4

Total revenue	266.3	284.2	240.3
Provision for loan losses	211.8	30.5	16.3
Noninterest expense	161.2	142.4	103.0
Impairment loss on goodwill	168.6	–	–

Income (loss) before income taxes	(275.3)	111.3	121.0
Income tax expense (benefit)	(56.7)	43.5	47.8

Net income (loss)	$(218.6)	67.8	73.2

YEAR-END BALANCE SHEET DATA
Total assets	$4,864	5,279	4,599
Total securities	204	258	199
Net loans and leases	4,146	4,585	4,066
Allowance for loan losses	124	65	43
Goodwill, core deposit and other intangibles	22	195	66
Noninterest-bearing demand deposits	916	1,100	1,160
Total deposits	3,923	3,871	3,695
Preferred equity	430	–	–
Common equity	355	581	346

NBA experienced a net loss of $218.6 million in 2008, compared to net income of $67.8 million for 2007 and $73.2 million for 2006. The decrease in the net results for NBA was primarily due to recognition of goodwill impairment totaling $168.6 million. As of December 31, 2008 all of NBA’s goodwill has been written off. Additionally, with the worsening economic trends in Arizona, as noted above, credit-related costs increased significantly in the year. During the year, the Company recorded a total loan loss provision of $211.8 million, and nearly doubled to $124 million the allowance for loan losses at year-end.

As clearly reflected in the year’s loan loss provision, NBA’s credit quality worsened in the year. The steady decline in almost every sector of the Arizona economy, especially notable in the real estate sector, caused stress on the bank’s portfolio. Nonperforming assets were $273.0 million at December 31, 2008 compared to $76.1 million one year prior, an increase of $196.9 million or 258.7%. The bank’s exposure to real estate lending, both commercial and residential, contributed to the majority of the increase in nonperforming assets for the year. Nonperforming assets to net loans and other real estate owned at December 31, 2008 was 6.49% compared to 1.66% at December 31, 2007.

Net loan and lease charge-offs were $147.2 million for 2008 compared with $13.6 million for 2007 and $11.3 million for 2006. Net loan and lease charge-offs in 2008 were primarily related to the bank’s real estate portfolio, including real estate construction, land development and land loans. The loan loss provision was $211.8 million for 2008 compared to $30.5 million for 2007 and $16.3 million for 2006. The ratio of the allowance for loan losses to net loans and leases was 2.98% and 1.42% at December 31, 2008 and 2007, respectively.

Net interest income at NBA for 2008 declined by 12.5%, or $31.3 million as compared to 2007. This decrease resulted from a 4.5% decline in NBA’s average earning assets, compression in the net margin arising from a highly competitive marketplace for deposit acquisition and retention, and increased nonperforming loans.

The net interest margin was 4.64% for 2008, compared to 5.08% for 2007 and 5.20% for 2006. Most short-term benchmark interest rates declined during the year; however, our ability to reduce customer deposit rates in tandem was hampered by heightened bank competition for liquidity.

Noninterest income increased 40.1% to $46.8 million compared to $33.4 million for 2007 and $25.4 million for 2006. This increase is principally due to the recognition of income from interest rate swaps which became ineffective during the year. The bank maintains swap positions to hedge against interest rate risks, hedged against certain portfolio loans. When these positions are deemed ineffective, the swap is cancelled and the income or loss is recognized in noninterest income. During 2008, the income from this activity was $14.4 million compared with a minor loss in 2007. Additionally, noninterest income includes fees earned from customers on their transaction accounts, offset by customer earnings credit. With the interest rate market decline, the net fees earned by the bank increased. Bank service charges, which include net charges on transaction accounts and other fees, increased to $17.0 million, an increase of 15.5% when compared with 2007.

Noninterest expense for 2008 increased $18.8 million or 13.2% from 2007. The increase is principally the result of increases in OREO expense of $27.6 million and increased credit and collection costs of $2.8 million. The increase in OREO expense was primarily the result of continued declines in the value of foreclosed properties. Other significant components of noninterest expense include salaries and employee benefits, occupancy costs, and advertising, all of which were near or below levels experienced in 2007. The efficiency ratio was 60.45% for 2008, as compared to 49.90% for 2007 and 42.81% for 2006.

Schedule 18

NATIONAL BANK OF ARIZONA

(Dollar amounts in millions)	2008	2007	2006
PERFORMANCE RATIOS
Return on average assets	(4.25)%	1.25%	1.66%
Return on average common equity	(39.40)%	11.36%	22.49%
Tangible return on average tangible common equity	(15.44)%	18.55%	28.76%
Efficiency ratio	60.45%	49.90%	42.81%
Net interest margin	4.64%	5.08%	5.20%

RISK-BASED CAPITAL RATIOS
Tier 1 leverage	15.19%	7.29%	6.37%
Tier 1 risk-based capital	17.49%	7.51%	7.03%
Total risk-based capital	18.76%	10.95%	10.83%

CREDIT QUALITY
Provision for loan losses	$211.8	30.5	16.3
Net loan and lease charge-offs	147.2	13.6	11.3
Ratio of net charge-offs to average loans and leases	3.34%	0.29%	0.29%
Allowance for loan losses	$124	65	43
Ratio of allowance for loan losses to net loans and leases	2.98%	1.42%	1.06%
Nonperforming assets	$273.0	76.1	12.2
Ratio of nonperforming assets to net loans and leases and other real estate owned	6.49%	1.66%	0.30%
Accruing loans past due 90 days or more	$17.0	11.8	2.3
Ratio of accruing loans past due 90 days or more to net loans and leases	0.41%	0.26%	0.06%

OTHER INFORMATION
Full-time equivalent employees	1,100	1,137	911

Domestic offices:
Traditional branches	79	76	53
Foreign office	1	–	–

Total offices	80	76	53

ATMs	73	69	55

Net loans and leases contracted $439 million or 9.6% in 2008 compared to 2007. Over 75% of this contraction occurred in commercial real estate loans as the bank reduced its exposure to real estate related transactions during 2008. NBA expects a similar decrease during 2009 as compared with 2008, due to continued reductions in commercial real estate loan exposure and lack of demand in this sector. The allowance for loan losses grew by $59 million for the year taking into account the challenging local economic conditions. The bank expects to continue its management and focus its attention on controlling its real estate portfolio exposure, while maintaining a positive and growing influence in the commercial sector of the market.

Total deposits increased by $52 million or 1.3% in 2008 compared to 2007. The ratio of noninterest-bearing deposits to total deposits was 23.3% in 2008 and 28.4% in 2007. During the year, the bank increased its level of brokered deposits to $136.6 million, which represents approximately 3.5% of total deposits for the organization. The bank anticipates a reasonable level of growth in deposits in 2009, despite its plan to reduce the level of brokered deposits.

The total risk-based capital ratio at December 31, 2008 was 18.76% compared to 10.95% and 10.83% at December 31, 2007 and December 31, 2006, respectively. The increase in the total risk-based capital ratio for 2008 was mainly due to the issuance of qualifying tier 1 capital preferred stock of $430 million to the Parent in December 2008, a $110 million decrease of qualifying tier 2 capital subordinated debt due to the Parent and the net loss of $64.2 million, excluding the after-tax goodwill impairment.

Nevada State Bank

Nevada State Bank is headquartered in Las Vegas, Nevada, and is the fifth largest full-service commercial bank in Nevada as measured by domestic deposits in the state. Nevada State Bank operates 44 full-service traditional branches and 32 banking centers in grocery stores throughout the State of Nevada and provides banking services to Nevada’s small and mid-sized businesses as well as retail consumers, with a focus on relationship banking.

During the third quarter of 2008 NSB entered into an agreement to exit 28 grocery store banking centers during the first quarter of 2009, with an eye towards improving our efficiencies and controlling costs while maintaining a vibrant branch network to service our customer base. The leases on these banking centers are being assumed by another bank and all loans and deposits will be transferred to nearby NSB branch locations. To compensate for the reduction of branch locations, we entered into an agreement with a national retailer to place ATMs at 45 of their locations and planned additions of 5 branches in proximity to former grocery store locations that had heavy customer volume.

During 2008, NSB acquired the insured deposits of Silver State Bank in an FDIC-assisted transaction. Total deposits acquired through this acquisition were $563 million, including certificates of deposits totaling $465 million. NSB retained 5 former Silver State Bank branches in the Las Vegas area.

The markets in which we operate are heavily dependent on travel/tourism and construction. During spring 2008, financial conditions in these sectors began to deteriorate dramatically. As of December 2008 and compared to December 2007, gaming revenues are down 22.3%, airline passenger count is down 13.3% and visitor volume is down 10.2%. During the same period in Clark County and Washoe County, NSB’s two biggest market areas, residential construction permits have declined 87.7% and 57.4%, respectively, and commercial construction permits declined 55.0% and 52.9%, respectively. These declining metrics have led to an increase in the Nevada unemployment rate to 7.9% at November 2008 compared to 5.3% one year earlier and a decline in the overall employment numbers of 1.2% during the same period. The consensus outlook for 2009 is that Nevada’s economy will remain challenged as residential foreclosures continue to mount and overall consumer spending, which correlates to travel and tourism spending, is expected to remain suppressed given nationwide higher unemployment and general uncertainty about the economy.

Schedule 19

NEVADA STATE BANK

(In millions)	2008	2007	2006
CONDENSED INCOME STATEMENT
Net interest income	$159.0	182.5	197.5
Impairment losses on investment securities	(2.0)	–	–
Other noninterest income	42.8	32.9	31.2

Total revenue	199.8	215.4	228.7
Provision for loan losses	100.3	23.3	8.7
Noninterest expense	137.9	111.8	110.8
Impairment loss on goodwill	21.0	–	–

Income (loss) before income taxes	(59.4)	80.3	109.2
Income tax expense (benefit)	(13.6)	27.9	38.1

Net income (loss)	$(45.8)	52.4	71.1

YEAR-END BALANCE SHEET DATA
Total assets	$4,063	3,903	3,916
Total securities	194	412	415
Net loans and leases	3,200	3,231	3,214
Allowance for loan losses	82	56	35
Goodwill, core deposit and other intangibles	8	21	21
Noninterest-bearing demand deposits	912	929	1,002
Total deposits	3,514	3,304	3,401
Preferred equity	260	–	–
Common equity	259	261	273

NSB had a net loss of $45.8 million for 2008 compared to net income of $52.4 million for 2007 and $71.1 million for 2006. The decrease in net income was primarily attributable to declining market conditions in the state of Nevada, as evidenced by increased loan loss provisioning, write downs of other real estate owned and a goodwill impairment charge. The net interest margin also declined, due to an adverse change in the deposit funding mix, the relatively lower value of noninterest-bearing deposits in a low rate environment, and an increase in nonperforming assets. Additionally, NSB experienced several non-recurring charges related to the acquisition of Silver State Bank and the planned exit from the 28 grocery store branches.

Nonperforming assets were $222.0 million at December 31, 2008 compared to $44.2 million one year ago, an increase of $177.8 million or 402.3%. The majority of the increase is attributable to deterioration of real estate construction, land development and land loans, particularly those loans with exposure to the residential market. Nonperforming assets to net loans and other real estate owned at December 31, 2008 was 6.85% compared to 1.37% at December 31, 2007. NSB expects stress in the loan portfolio to increase in 2009 and for nonperforming assets to continue to increase as market conditions remain challenging.

Net loan and lease charge-offs were $71.6 million for 2008 compared with $2.7 million for 2007 and $1.0 million for 2006. Net loan and lease charge-offs in 2008 were primarily related to construction and land development loans, and to a lesser extent declining collateral values underlying residential and multi-family loans. The loan loss provision was $100.3 million for 2008 compared to $23.3 million for 2007 and $8.7 million for 2006. The ratio of the allowance for loan losses to net loans and leases was 2.58%, 1.73% and 1.10% at December 31, 2008, 2007 and 2006, respectively. Charge-offs are expected to continue in 2009, especially as nonperforming assets are disposed through sale or write-down.

NSB’s net interest income decreased in 2008 by 12.9%, or $23.5 million, due primarily to an overall reduction in the interest rate environment, but increases in nonperforming assets also pressured the margin. Also, the majority of growth in our deposit portfolio, which is our primary source of funding, was in interest-bearing deposits such as money market accounts. The net interest margin was 4.43% for 2008, compared to 5.06% for 2007 and 5.46% for 2006.

NSB recognized OTTI losses on investment securities of $2.0 million. In December 2008 the Parent purchased the impaired securities at fair value.

Other noninterest income increased 30.1% to $42.8 million compared to $32.9 million for 2007 and $31.2 million for 2006. The majority of the increase is attributable to gains on terminated interest rate swaps totaling $8.0 million, while service charges and fees on deposit accounts increased $1.5 million, or 8.3%, due to management’s focus on reducing service charge waivers and cross-selling of treasury management products.

Noninterest expense for 2008 increased $26.1 million or 23.3% from 2007. The largest driver of this increase was an increase of $11.8 million in OREO expense. Management has remained proactive in obtaining updated appraisals and marking down OREO holdings as property values have declined in NSB’s markets. Other increases for 2008 included a $3.9 million or 7.8% increase in salaries and benefits attributed to a modest increase in the number of FTE and payroll costs incurred due to the acquisition of Silver State Bank, much of which is nonrecurring. Additionally, salaries and benefits for 2007 included a reversal of certain variable compensation accruals. NSB also incurred several non-recurring, non-salaries charges related to the acquisition of Silver State Bank and the planned exit from the 28 grocery store branches. Finally, legal and credit collection costs increased along with the increase in nonperforming assets. The efficiency ratio was 68.96% for 2008, as compared to 51.82% for 2007 and 48.37% for 2006.

NSB incurred a goodwill impairment loss of $21.0 million during 2008, due to a decline in market values of banking companies in general and degradation in the short-term earnings potential of NSB. As of December 31, 2008, all of the goodwill has been written off.

Schedule 20

NEVADA STATE BANK

(Dollar amounts in millions)	2008	2007	2006
PERFORMANCE RATIOS
Return on average assets	(1.18)%	1.35%	1.82%
Return on average common equity	(15.61)%	19.90%	27.68%
Tangible return on average tangible common equity	(9.04)%	21.70%	30.35%
Efficiency ratio	68.96%	51.82%	48.37%
Net interest margin	4.43%	5.06%	5.46%

RISK-BASED CAPITAL RATIOS
Tier 1 leverage	12.75%	5.95%	6.56%
Tier 1 risk-based capital	14.31%	6.59%	7.37%
Total risk-based capital	15.58%	11.05%	11.63%

CREDIT QUALITY
Provision for loan losses	$100.3	23.3	8.7
Net loan and lease charge-offs	71.6	2.7	1.0
Ratio of net charge-offs to average loans and leases	2.23%	0.09%	0.03%
Allowance for loan losses	$82	56	35
Ratio of allowance for loan losses to net loans and leases	2.58%	1.73%	1.10%
Nonperforming assets	$222.0	44.2	0.6
Ratio of nonperforming assets to net loans and leases and other real estate owned	6.85%	1.37%	0.02%
Accruing loans past due 90 days or more	$14.5	8.9	18.3
Ratio of accruing loans past due 90 days or more to net loans and leases	0.45%	0.28%	0.57%

OTHER INFORMATION
Full-time equivalent employees	863	854	875

Domestic offices:
Traditional branches	45	39	37
Banking centers in grocery stores	32	35	35

Total offices	77	74	72
ATMs	85	81	79

Net loans and leases contracted $31 million or 1.0% in 2008 compared to 2007. The decline was primarily due to reductions in construction and land development loan balances of $129 million due to management’s intent to diversify the loan portfolio and the challenging market conditions present in Nevada. Commercial loans increased $63 million, partially offsetting the decline in construction and land development loans. Management intends to continue this trend of diversifying the loan portfolio into 2009 and expects construction loans to continue to decline.

Total deposits increased $210 million or 6.4% in 2008 compared to 2007, with the majority of growth occurring in savings and money market accounts. The ratio of noninterest-bearing deposits to total deposits was 26.0% in 2008 and 28.1% in 2007 with the decline caused by a general slowdown in the real estate industry in Nevada, and thus many of NSB’s customers carrying lower operating account balances. Brokered deposits consisted of $60.3 million of Certificate of Deposit Account Registry System (“CDARS”) CD’s at year-end, as the bank took back from CDARS balances equal to the amount of customer funds placed into them.

Total securities declined $218 million or 52.9% in 2008 compared to 2007. The majority of the decline was caused by the maturity or sale of agency or U.S. Government sponsored agency securities. The proceeds from the sale and maturity of these securities were generally not reinvested due to balance sheet management considerations.

The total risk-based capital ratio at December 31, 2008 was 15.58% compared to 11.05% and 11.63% at December 31, 2007 and December 31, 2006, respectively. The increase in the total risk-based capital ratio for 2008 was mainly due to the issuance of qualifying tier 1 capital preferred stock of $260 million to the Parent in December 2008, a $112.5 million redemption of qualifying tier 2 capital subordinated debt due to the Parent and the net loss of $24.8 million, excluding the goodwill impairment.

Vectra Bank Colorado

Vectra Bank is headquartered in Denver, Colorado, and is the tenth largest full-service commercial bank in Colorado as measured by domestic deposits in the state. Vectra Bank operates 38 full-service traditional branches and two banking centers in grocery stores throughout the state of Colorado and one full-service traditional branch in Farmington, New Mexico.

The Colorado economy has experienced slower growth during 2008, reflecting the impact of the economic downturn on the state. Job growth has slowed but the state still added 5,000 new jobs between November 2007 and November 2008 – an employment growth rate of 0.2%. Weaker employment growth resulted in a jobless rate of 5.8% in November 2008, as compared to 4.0% a year earlier. While home prices have declined in Colorado, the housing market has faired better than many parts of the nation. According to an S&P/Case-Shiller measure of home values, housing prices in Denver (the largest housing market in the state) fell 5.2% year over year – one of the three smallest declines of 20 cities nation-wide measured in the index. Most regional economists expect Colorado to continue performing better than the nation as a whole. While the energy, education and health services sectors are expected to grow in 2009, the jobless rate will rise as the construction, financial and information sectors continue to deteriorate.

Schedule 21

VECTRA BANK COLORADO

(In millions)	2008	2007	2006
CONDENSED INCOME STATEMENT
Net interest income	$103.6	96.9	94.2
Impairment losses on investment securities	(6.4)	–	–
Other noninterest income	29.9	28.1	26.8

Total revenue	127.1	125.0	121.0
Provision for loan losses	15.9	4.0	4.2
Noninterest expense	85.9	86.3	85.0
Impairment loss on goodwill	151.5	–	–

Income (loss) before income taxes	(126.2)	34.7	31.8
Income tax expense	8.8	12.5	11.7

Net income (loss)	$(135.0)	22.2	20.1

YEAR-END BALANCE SHEET DATA
Total assets	$2,722	2,667	2,385
Total securities	267	329	336
Net loans and leases	2,065	1,987	1,725
Allowance for loan losses	27	26	24
Goodwill, core deposit and other intangibles	–	152	154
Noninterest-bearing demand deposits	460	485	510
Total deposits	2,127	1,752	1,712
Preferred equity	10	–	–
Common equity	191	329	314

Vectra had a net loss of $135.0 million for 2008 compared to net income of $22.2 million for 2007 and $20.1 million for 2006. The net loss was due to an impairment loss on goodwill of $151.5 million. This impairment of all of the goodwill at Vectra is due to a decline in market values of banking companies in general and a decrease in the short-term earnings potential of Vectra. The write-off is a non-cash accounting adjustment that does not impact operations, liquidity or regulatory and tangible capital ratios of the bank. Additionally, the bank recognized a $6.4 million OTTI loss on a security during the fourth quarter of 2008. Excluding the goodwill and securities impairment charges, the bank had a profit of approximately $20.4 million on core operations. This performance also reflects elevated provision levels of $15.9 million in 2008, as compared to $4.0 million in 2007 and $4.2 million in 2006.

Given the difficult economic environment, credit quality, while stressed, remained relatively strong at Vectra. Nonperforming assets were $27.1 million at December 31, 2008 compared to $10.4 million one year ago, an increase of $16.7 million. The ratio of nonperforming assets to net loans and other real estate owned at December 31, 2008 was 1.31% compared to 0.52% at December 31, 2007. Net loan and lease charge-offs were $13.6 million for 2008 compared with $1.3 million for 2007 and $1.7 million for 2006. The ratio of the allowance for loan losses to net loans and leases was 1.31% compared to 1.32% at December 31, 2007 and 1.37% at the end of 2006.

Net interest income at Vectra increased 6.9% to $103.6 million in 2008 due to a 12.6%, or $271 million increase in average earning assets and a reduction in the cost of funds. The net interest margin was 4.31% for 2008, compared to 4.53% for 2007 and 4.73% for 2006. The margin declined during 2008 as yields on earning assets declined while competitive pressures on deposit pricing limited the reduction in funding costs.

Other noninterest income increased 6.4% to $29.9 million compared to $28.1 million for 2007 and $26.8 million for 2006. Other noninterest income rose year over year due to higher generation of deposit service fees.

Noninterest expense for 2008 decreased $0.4 million or 0.5% from 2007. Salaries and employee benefits had a modest increase of $0.8 million or 1.9%, the majority of which related to annual merit increases and a modest increase in staff levels. Expense increases in other categories were more than offset by a decrease in core deposit intangible amortization in 2008 of $1.9 million. As a result of disciplined expense management, the bank continued to improve its efficiency ratio which was 67.19% for 2008, as compared to 68.78% for 2007 and 69.99% for 2006.

Schedule 22

VECTRA BANK COLORADO

(Dollar amounts in millions)	2008	2007	2006
PERFORMANCE RATIOS
Return on average assets	(4.98)%	0.90%	0.87%
Return on average common equity	(45.35)%	6.97%	6.63%
Tangible return on average tangible common equity	9.04%	14.25%	14.39%
Efficiency ratio	67.19%	68.78%	69.99%
Net interest margin	4.31%	4.53%	4.73%

RISK-BASED CAPITAL RATIOS
Tier 1 leverage	7.16%	7.27%	7.54%
Tier 1 risk-based capital	7.82%	7.15%	7.53%
Total risk-based capital	11.23%	10.54%	11.17%

CREDIT QUALITY
Provision for loan losses	$15.9	4.0	4.2
Net loan and lease charge-offs	13.6	1.3	1.7
Ratio of net charge-offs to average loans and leases	0.66%	0.07%	0.10%
Allowance for loan losses	$27	26	24
Ratio of allowance for loan losses to net loans and leases	1.31%	1.32%	1.37%
Nonperforming assets	$27.1	10.4	9.3
Ratio of nonperforming assets to net loans and leases and other real estate owned	1.31%	0.52%	0.54%
Accruing loans past due 90 days or more	$1.7	3.4	1.4
Ratio of accruing loans past due 90 days or more to net loans and leases	0.08%	0.17%	0.08%

OTHER INFORMATION
Full-time equivalent employees	568	551	575

Domestic offices:
Traditional branches	39	39	37
Banking centers in grocery stores	2	2	2
Foreign office	1	–	–

Total offices	42	41	39
ATMs	48	48	47

Net loans and leases expanded $78 million, or 3.9%, to $2,065 million in 2008 compared to $1,987 million in 2007. The growth was primarily in commercial lending, partially offset by declines in commercial real estate loans. The bank’s liquidity position improved in 2008 as a result of moderate loan growth, and significant increases in deposit balances. Total deposits increased $375 million, or 21.4%, to $2,127 million in 2008 compared to $1,752 million in 2007. Increases in certificates of deposits and brokered funds account for the majority of deposit growth in 2008 reducing the ratio of noninterest-bearing deposits to total deposits to 21.6% in 2008, down from 27.7% in 2007. The bank continues to focus on its relationship banking model, supporting its target small and medium sized business and consumer segments by offering full service banking products tailored to meet their needs.

Total securities declined $62 million, or 18.8%, to $267 million, in 2008 compared to $329 million in 2007. The change included the sale of a $13 million CDO security to the Parent, on which Vectra recognized an OTTI loss of $6.4 million, and normal prepayment and payoff activity on the securities portfolio.

The total risk-based capital ratio at December 31, 2008 was 11.23% compared to 10.54% and 11.17% at December 31, 2007 and December 31, 2006, respectively. The increase in the total risk-based capital ratio for 2008 was mainly due to the issuance of qualifying tier 1 capital preferred stock of $10 million to the Parent in December 2008.

The Commerce Bank of Washington

The Commerce Bank of Washington is headquartered in Seattle, Washington, and operates out of a single office located in the Seattle central business district. Its business strategy focuses on serving the financial needs of commercial businesses, including professional service firms, and individuals by providing a high level of customer service delivered by seasoned professionals. TCBW has been successful in serving this market within the greater Seattle/Puget Sound region by using couriers, bank by mail, remote deposit image capture, and other technology in lieu of a branch network.

The Pacific Northwest economy, which normally lags the general U.S. economy by 12 to 18 months, entered a recessionary period in the fourth quarter of 2008, as evidenced by job losses across nearly all industry sectors, increased unemployment, continuing declines in housing prices and home sale activity, and weakening in the commercial real estate markets. Foreclosures have risen dramatically, as well as personal bankruptcies. 2009 is expected to be a very challenging year in the region.

Schedule 23

THE COMMERCE BANK OF WASHINGTON

(In millions)	2008	2007	2006
CONDENSED INCOME STATEMENT
Net interest income	$33.8	35.1	33.6
Impairment losses on investment securities	(1.3)	–	–
Other noninterest income	4.4	2.5	2.0

Total revenue	36.9	37.6	35.6
Provision for loan losses	1.1	0.3	0.5
Noninterest expense	14.8	14.4	13.9

Income before income taxes	21.0	22.9	21.2
Income tax expense	7.0	7.5	7.0

Net income	$14.0	15.4	14.2

YEAR-END BALANCE SHEET DATA
Total assets	$880	947	808
Total securities	199	326	336
Net loans and leases	588	509	428
Allowance for loan losses	6	5	5
Noninterest-bearing demand deposits	185	145	120
Total deposits	603	608	513
Common equity	75	67	56

Net income for TCBW decreased 9.1% to $14.0 million for 2008 compared to $15.4 million for 2007 and $14.2 million for 2006. The decrease in net income was primarily due to a decline in the net interest margin caused by the accelerated drop in the prime rate. In December TCBW terminated its ineffective interest rate swap portfolio which resulted in a pretax gain of $2.0 million. TCBW also incurred a $1.3 million pretax OTTI charge for a bank trust preferred CDO security.

Credit quality was strong for the year. TCBW did not have any nonperforming assets at December 31, 2008 compared to $0.2 million at year-end 2007. However, some deterioration in other credit quality metrics occurred in the fourth quarter, reflecting the rapidly weakening Pacific Northwest economy.

Net interest income at TCBW by $1.3 million, or 3.7% for 2008 compared to 2007. The net interest margin was 4.05 % for 2008, compared to 4.41% for 2007 and 4.53% for 2006. The reduction in the margin and net interest income was primarily due to the heavy concentration of variable rate loans and securities on the balance sheet resulting in sensitivity to sharply declining interest rates.

Other noninterest income increased 76.0% to $4.4 million compared to $2.5 million for 2007 and $2.0 million for 2006. The increase is due to a pretax gain of $2.0 million from ineffective interest rate swaps that were subsequently terminated.

Noninterest expense for 2008 increased $0.4 million or 2.8% from 2007. Increases for 2008 included a $0.3 million increase in FDIC insurance and an overall decrease in salaries and employee benefits of $0.4 million, or 3.8%. The efficiency ratio was 39.52% for 2008, as compared to 37.68% for 2007 and 38.38% for 2006.

Schedule 24

THE COMMERCE BANK OF WASHINGTON

(Dollar amounts in millions)	2008	2007	2006
PERFORMANCE RATIOS
Return on average assets	1.57%	1.82%	1.78%
Return on average common equity	20.11%	25.89%	27.11%
Tangible return on average tangible common equity	20.11%	25.89%	27.68%
Efficiency ratio	39.52%	37.68%	38.38%
Net interest margin	4.05%	4.41%	4.53%

RISK-BASED CAPITAL RATIOS
Tier 1 leverage	8.66%	7.45%	7.38%
Tier 1 risk-based capital	10.33%	10.36%	10.84%
Total risk-based capital	13.32%	13.46%	14.50%

CREDIT QUALITY
Provision for loan losses	$1.1	0.3	0.5
Net loan and lease charge-offs (recoveries)	(0.1)	(0.1)	0.2
Ratio of net charge-offs to average loans and leases	(0.03)%	(0.02)%	0.05%
Allowance for loan losses	$6	5	5
Ratio of allowance for loan losses to net loans and leases	1.05%	1.01%	1.11%
Nonperforming assets	$–	0.2	–
Ratio of nonperforming assets to net loans and leases and other real estate owned	–	0.04%	–
Accruing loans past due 90 days or more	$–	–	–
Ratio of accruing loans past due 90 days or more to net loans and leases	–	–	–

OTHER INFORMATION
Full-time equivalent employees	69	60	56

Domestic offices:
Traditional branches	1	1	1
Foreign office	1	–	–

Total offices	2	1	1

Net loans and leases grew by $79 million or 15.5% in 2008 compared to 2007. The commercial lending portfolio grew by $55 million and commercial real estate loans grew by $24 million. TCBW continues to emphasize growing the commercial and small business loan portfolios, as well as private banking relationships

Total deposits decreased $5 million or 0.8% in 2008 compared to 2007; however average deposits increased by 6.4% or $34 million over the same period. The ratio of noninterest-bearing deposits to total deposits increased to 30.7% in 2008 from 23.8% in 2007, partially due to the FDIC program to provide unlimited insurance on non-interest bearing demand deposits.

Total securities declined $127 million or 39.0% in 2008 compared to 2007. The change was driven by the maturity of short term agency securities no longer needed to collateralize the repurchase agreement portfolio and the Parent’s purchase of an impaired security at fair value.

The bank continued to be well capitalized in 2008, with a total risk-based capital ratio of 13.32% at 2008, compared to 13.46% at 2007 and 14.50% at 2006. The modest decline was due to strong loan growth in 2007 and 2008.

Other

“Other” includes the Parent and other various nonbanking subsidiaries, including nonbank financial services and financial technology subsidiaries and other smaller nonbank operating units, along with the elimination of transactions between segments.

The Other segment also includes ZMSC, which provides internal technology and operational services to affiliated operating businesses of the Company. ZMSC has 2,352 of the 2,656 FTE employees in the Other segment. ZMSC charges most of its costs to the affiliates on an approximate break-even basis.

The Other segment also includes TCBO, which was opened during the fourth quarter of 2005 and has not had a significant impact on the Company’s balance sheet and income statement. TCBO consists of a single banking office operating in the Portland, Oregon area. Its business strategies focus on serving the financial needs of businesses, professional service firms, executives and professionals. At December 31, 2008, TCBO had net loans of $46 million compared to $26 million at the end of 2007 and deposits of $35 million compared to $23 million at the end of 2007.

Also, the Other segment includes NetDeposit and Welman. NetDeposit is the merged company of P5, Inc. and NetDeposit, Inc. NetDeposit generates revenues by selling hardware, software and services related to remote imaging, electronic capture and clearing of paper checks, and providing medical claims imaging, lockbox and web-based reconciliation and tracking services. NetDeposit protects, with patents, its intellectual property in business methods related to the electronic processing, clearing of checks, key aspects of Internet-based medical claims processing, and lending against medical claims submitted through the Internet.

Welman, including Contango, is a wealth management company that became a direct subsidiary of the Parent on January 1, 2008. We have extensive relationships with small and middle-market businesses and business owners that we believe present an unusual opportunity to offer wealth management services. Welman provides financial and tax planning, trust and inheritance services, over-the-counter, exchange-traded and synthetic derivative and hedging strategies, quantitative asset allocation and risk management and a global array of investment strategies from equities and bonds through alternative and private equity investments. At year-end, Contango had over $1.0 billion of client assets under management and a strong pipeline of referrals from our affiliate banks, as compared to over $1.3 billion under management at December 31, 2007; the decline is primarily due to declines in market value of assets, as Contango continued to increase its customer base during the year. In years prior to 2008, Welman was a subsidiary of Zions Bank.

Schedule 25

OTHER

(Dollar amounts in millions)	2008	2007	2006
CONDENSED INCOME STATEMENT
Net interest income	$8.8	(0.8)	(21.9)
Impairment losses on investment securities	(96.9)	(19.3)	–
Other noninterest income	(98.9)	22.8	6.5

Total revenue	(187.0)	2.7	(15.4)
Provision for loan losses	1.3	0.3	0.2
Noninterest expense	67.6	60.1	63.5
Impairment loss on goodwill	12.7	–	–

Income (loss) before income taxes and minority interest	(268.6)	(57.7)	(79.1)
Income tax expense (benefit)	(111.8)	(45.7)	(42.1)
Minority interest	(5.5)	7.7	9.9

Net income (loss)	(151.3)	(19.7)	(46.9)
Preferred stock dividend	24.4	14.3	3.8

Net loss applicable to common shareholders	$(175.7)	(34.0)	(50.7)

YEAR-END BALANCE SHEET DATA
Total assets	$(757)	(126)	(343)
Total securities	600	651	600
Net loans and leases	130	85	89
Allowance for loan losses	2	1	–
Goodwill and other intangibles	7	22	25
Noninterest-bearing demand deposits	(35)	(238)	(171)
Total deposits	(1,558)	(396)	(528)
Preferred equity	394	240	240
Common equity	(150)	(232)	(142)

OTHER INFORMATION
Full-time equivalent employees	2,656	2,397	2,256

Domestic offices:
Traditional branches	1	1	1

The net loss applicable to common shareholders for the Other segment was $175.7 million in 2008 compared to net losses of $34.0 million in 2007 and $50.7 million in 2006. The increased net loss applicable to common shareholders for 2008 is mainly due to increased impairment losses on investment securities, goodwill impairment losses on P5 goodwill, intercompany hedge ineffectiveness eliminations, and increased preferred stock dividends mainly related to the U.S. Treasury’s $1.4 billion preferred stock investment. Impairment losses on investment securities increased to $96.9 million from $19.3 million for 2007, mainly due to impairment losses on bank and insurance trust preferred CDO securities. See further discussion in “Noninterest Income” on page 53. See “Capital Management” on page 119 for an explanation of preferred stock dividends.

Other noninterest income was $(98.9) million in 2008 compared to $22.8 million in 2007. This decline in other noninterest income is mainly due to $59.6 million in hedge ineffectiveness income eliminations in 2008 for ineffective hedges at the subsidiary banks that were not ineffective for the consolidated Company. Other reasons for the decrease include $15.4 million for intercompany derivative credit valuation income eliminations, $30.2 million for declines in net equity securities gains, $4.2 million for declines in net fixed income securities gains, $7.1 million of fair value decrease for a security accounted for at fair value, and $7.7 million for declines in income from other equity investments.

The Company selectively makes investments in financial services and financial technology ventures. The Company owns a significant position in IdenTrust, Inc. (“IdenTrust”), a company in which two unrelated venture capital firms also own significant positions, and which provides, among other services, online identity authentication services and infrastructure. IdenTrust continues to post operating losses and the Company recorded pretax charges of $1.7 million in 2008 and $2.2 million in both 2007 and 2006, which reduced our recorded investment in the Company. The Other segment includes IdenTrust-related losses of $1.6 million in 2008 and $2.1 million in both 2007 and 2006.

The Company continues to selectively invest in new, innovative products and ventures. Most notably the Company has funded the continued development of NetDeposit (formerly NetDeposit, Inc. and P5). NetDeposit losses, including P5 related losses, included in the Other segment were $18.1 million for 2008 compared to losses of $8.3 million in 2007 and $8.1 million in 2006. Excluding the goodwill impairment loss of $12.7 million, the net loss for 2008 was $5.4 million.

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets are those with interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets, while keeping nonearning assets at a minimum.

Interest-earning assets consist of money market investments, securities, and loans and leases. Schedule 5, which we referred to in our discussion of net interest income, includes the average balances of the Company’s interest-earning assets, the amount of revenue generated by them, and their respective yields. As shown in the schedule, average interest-earning assets in 2008 increased 10.8% to $47.7 billion from $43.0 billion in 2007 mainly driven by loan growth. Average interest-earning assets comprised 88.7% of total average assets in 2008 compared with 88.1% in 2007. Average interest-earning assets were 92.3% of average tangible assets in both 2008 and 2007.

Average money market investments, consisting of interest-bearing deposits and commercial paper, federal funds sold, and security resell agreements increased 126.5% in 2008 to $1,889 million from $834 million in 2007. The increase in average money market investments is mainly due to asset-backed commercial paper that the Company purchased from Lockhart during 2008. The average commercial paper purchased from Lockhart was $865 million for 2008 compared to $251 million for 2007. Also, average interest-earning balances due from the Federal Reserve were $315 million for 2008 due in part to the impact of the Company receiving TARP funds in the fourth quarter. Average investment securities decreased 10.8% for 2008 compared to 2007. Average net loans and leases for 2008 increased 11.3% compared to 2007.

Investment Securities Portfolio

We invest in securities both to generate revenues for the Company and to manage liquidity. Schedules 26 and 27 presents a profile of the Company’s investment portfolios at December 31, 2008. Schedule 28 presents a profile of the Company’s investment portfolios at December 31, 2007 and 2006. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security and impairment losses. The estimated fair values are the amounts that we believe most accurately reflect assumptions that other participants in the market place would use in pricing the securities as of the dates indicated.

Schedule 26 presents the Company’s asset-backed securities, classified by the highest of the ratings from any of Moody’s Investors Service, Fitch Ratings or Standard & Poors. Schedule 27 presents the asset-backed securities classified by the lowest of the ratings from any of these ratings agencies. During 2008, the Company observed greater divergence of ratings on these securities due to more and greater securities downgrades by one or two of the agencies compared to the other(s). The majority of these securities had “negative outlook” or “negative watch” designations by one of more rating agency at December 31, 2008.

Schedule 26

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT HIGHEST CREDIT RATING1

As of December 31, 2008

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI[2]	Carrying value	Net unrealized gains (losses) not recognized in OCI[2]	Estimated fair value
HELD-TO-MATURITY:
Municipal securities	$700	697	–	697	(2)	695
Asset-backed securities:
Trust preferred securities – banks and insurance
AA rated	10	10	(1)	9	(3)	6
A rated	1,191	1,049	(157)	892	(292)	600
BBB rated	173	129	(26)	103	(32)	71

	1,374	1,188	(184)	1,004	(327)	677

Trust preferred securities – real estate investment trusts
AAA rated	20	18	(5)	13	(2)	11
A rated	25	18	(4)	14	(4)	10

	45	36	(9)	27	(6)	21

Other
AAA rated	23	22	–	22	(7)	15
AA rated	25	22	(1)	21	(5)	16
BBB rated	44	27	(12)	15	–	15
Noninvestment grade	13	5	–	5	–	5

	105	76	(13)	63	(12)	51

	2,224	1,997	(206)	1,791	(347)	1,444

AVAILABLE-FOR-SALE:
U.S. Treasury securities	29	28	1	29		29
U.S. Government agencies and corporations:
Agency securities	323	323	2	325		325
Agency guaranteed mortgage-backed securities	408	406	4	410		410
Small Business Administration loan-backed securities	645	693	(26)	667		667
Municipal securities	177	178	2	180		180
Asset-backed securities:
Trust preferred securities – banks and insurance
AAA rated	761	730	(120)	610		610
A rated	53	48	(21)	27		27
BBB rated	7	3	–	3		3
Not rated	26	26	(5)	21		21

	847	807	(146)	661		661

Trust preferred securities – real estate investment trusts
A rated	15	6	–	6		6
BBB rated	35	12	(2)	10		10
Noninvestment grade	71	9	(1)	8		8

	121	27	(3)	24		24

Other
AAA rated	47	47	(13)	34		34
A rated	50	48	(15)	33		33
BBB rated	3	3	(2)	1		1
Noninvestment grade	30	4	–	4		4

	130	102	(30)	72		72

	2,680	2,564	(196)	2,368		2,368

Other securities:
Mutual funds and stock	308	308	–	308		308

	2,988	2,872	(196)	2,676		2,676

Total	$5,212	4,869	(402)	4,467	(347)	4,120

[1]	Ratings categories include the entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the highest rating level.
[2]	Other comprehensive income. All amounts reported are pretax.

Schedule 27

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT LOWEST CREDIT RATING1

As of December 31, 2008

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI[2]	Carrying value	Net unrealized gains (losses) not recognized in OCI[2]	Estimated fair value
HELD-TO-MATURITY:
Municipal securities	$700	697	–	697	(2)	695
Asset-backed securities:
Trust preferred securities – banks and insurance
A rated	388	388	(89)	299	(90)	209
BBB rated	268	201	(32)	169	(45)	124
Noninvestment grade	718	599	(63)	536	(192)	344

	1,374	1,188	(184)	1,004	(327)	677

Trust preferred securities – real estate investment trusts
AA rated	20	18	(5)	13	(2)	11
A rated	25	18	(4)	14	(4)	10

	45	36	(9)	27	(6)	21

Other
AAA rated	5	5	–	5	–	5
AA rated	18	16	–	16	(6)	10
A rated	21	19	–	19	(6)	13
BBB rated	4	4	(1)	3	–	3
Noninvestment grade	57	32	(12)	20	–	20

	105	76	(13)	63	(12)	51

	2,224	1,997	(206)	1,791	(347)	1,444

AVAILABLE-FOR-SALE:
U.S. Treasury securities	29	28	1	29		29
U.S. Government agencies and corporations:
Agency securities	323	323	2	325		325
Agency guaranteed mortgage-backed securities	408	406	4	410		410
Small Business Administration loan-backed securities	645	693	(26)	667		667
Municipal securities	177	178	2	180		180
Asset-backed securities:
Trust preferred securities – banks and insurance
AAA rated	206	200	(39)	161		161
AA rated	143	138	(22)	116		116
A rated	176	169	(32)	137		137
BBB rated	187	176	(18)	158		158
Not rated	26	26	(5)	21		21
Noninvestment grade	109	98	(30)	68		68

	847	807	(146)	661		661

Trust preferred securities – real estate investment trusts
Noninvestment grade	121	27	(3)	24		24

	121	27	(3)	24		24

Other
AAA rated	46	46	(13)	33		33
BBB rated	54	52	(17)	35		35
Noninvestment grade	30	4	–	4		4

	130	102	(30)	72		72

	2,680	2,564	(196)	2,368		2,368

Other securities:
Mutual funds and stock	308	308	–	308		308

	2,988	2,872	(196)	2,676		2,676

Total	$5,212	4,869	(402)	4,467	(347)	4,120

[1]	Ratings categories include the entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the lowest rating level.
[2]	Other comprehensive income. All amounts reported are pretax.

Schedule 28

INVESTMENT SECURITIES PORTFOLIO

	December 31,
	2007		2006
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
HELD-TO-MATURITY:
Municipal securities	$704	702	653	649

AVAILABLE-FOR-SALE:
U.S. Treasury securities	52	53	43	42
U.S. Government agencies and corporations:
Agency securities	629	626	782	774
Agency guaranteed mortgage-backed securities	765	763	901	894
Small Business Administration loan-backed securities	789	771	907	901
Municipal securities	220	222	226	227
Asset-backed securities:
Trust preferred securities – banks and insurance	2,123	2,019	1,624	1,610
Trust preferred securities – real estate investment trusts	156	94	204	201
Small business loan-backed	183	182	194	194
Other	226	231	7	9

	5,143	4,961	4,888	4,852

Other securities:
Mutual funds and stock	174	174	196	199

	5,317	5,135	5,084	5,051

Total	$6,021	5,837	5,737	5,700

The amortized cost of investment securities at year-end 2008 decreased $1,152 million from 2007. The change was largely due to security sales, security paydowns, and OTTI write-downs, offset in part by Zions Bank purchasing securities from Lockhart. See further discussion of securities purchases from Lockhart in “Off-Balance Sheet Arrangement” on page 96. As discussed further in “Market Risk – Fixed Income” on page 113, changes in fair value on available-for-sale securities have been reflected in shareholders’ equity through accumulated other comprehensive income (“OCI”).

During the second quarter of 2008, the Company reassessed the classification of certain asset-backed and trust preferred CDOs. On April 28, 2008, the Company reclassified approximately $1.2 billion at fair value of these available-for-sale securities to held-to-maturity. The related unrealized pretax loss of approximately $273 million included in OCI remained in OCI and is being amortized as a yield adjustment through earnings over the remaining terms of the securities. On December 24, 2008, the Company reclassified an additional available-for-sale security with a fair value of approximately $5.1 million to held-to-maturity. No gain or loss was recognized at the time of reclassifications. The Company considers the held-to-maturity classification to be more appropriate because it has the ability and the intent to hold these securities to maturity.

Included in asset-backed securities at December 31, 2008 are CDOs collateralized by trust preferred securities issued by banks, insurance companies, or REITs. The REIT CDOs have some exposure to the subprime market. In addition, the $135 million carrying value of held-to-maturity and available-for-sale “Asset-backed securities – Other” includes $63 million of certain structured asset-backed collateralized debt obligations (“ABS CDOs”) (also known as diversified structured finance CDOs) purchased from Lockhart, which have non-Zions’ originated subprime and home equity mortgage securitizations. The $63 million of ABS CDOs includes approximately $11 million of subprime mortgage securities and $7 million of home equity credit line securities. See further discussion of certain CDOs held by Lockhart in “Off-Balance Sheet Arrangement” on page 96.

At December 31, 2008, 1% of the $2.7 billion of fair value of available-for-sale securities portfolio as shown previously was valued at Level 1, 71% was valued at Level 2, and 28% was valued at Level 3 under the SFAS 157 valuation hierarchy. See “Fair Value Accounting” on page 34 and Note 21 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $929 million and the fair value of these securities was $750 million. The securities valued at Level 3 were comprised of CDOs. For these Level 3 securities, net pretax unrealized loss recognized in OCI in 2008 was $179 million. As of December 31, 2008, we believe that the par amounts of the Level 3 available-for-sale securities for which no OTTI has been recognized do not differ from the amounts we currently anticipate realizing on settlement or maturity. See “Valuation of Collateralized Debt Obligations” on page 37 for further details about the CDO securities pricing methodologies.

Schedule 29 presents a summary of all securities with OTTI losses in 2008 and 2007 including selected information for remaining securities at December 31, 2008.

Schedule 29

OTTI INVESTMENT SECURITIES PORTFOLIO

	OTTI losses		December 31, 2008
			Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI	Carrying value	Net unrealized gains (losses) not recognized in OCI	Estimated fair value
(In millions)	2008	2007
HELD-TO-MATURITY:
Asset-backed securities:
Trust preferred securities – banks and insurance	$187.7	–	341.6	153.7	(1.4)	152.3	(1.2)	151.1
Other	20.0	–	31.6	9.3	–	9.3	–	9.3

	207.7	–	373.2	163.0	(1.4)	161.6	(1.2)	160.4

AVAILABLE-FOR-SALE:
Asset-backed securities:
Trust preferred securities – banks and insurance	15.6	–	17.2	7.9	–	7.9		7.9
Trust preferred securities – real estate investment trusts[1]	64.8	108.6	120.6	26.9	(3.0)	23.9		23.9
Other	15.9	–	30.0	4.4	–	4.4		4.4

	96.3	108.6	167.8	39.2	(3.0)	36.2		36.2

Total	$304.0	108.6	541.0	202.2	(4.4)	197.8	(1.2)	196.6

[1]	Amounts at December 31, 2008 reflect the sale in December 2008 of certain REIT CDOs with a par value of $84 million and an amortized cost of $1 million.

We review investment securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, estimated credit impairment, if any, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review. See “Other-than-Temporary-Impairment – Debt Investment Securities” on page 40 for further details about the OTTI accounting policy.

The Company also recognized valuation losses during 2008 of $13.1 million on securities purchased from Lockhart under the terms of the Liquidity agreement. During 2007 the Company recognized valuation losses of $49.6 million on securities purchased from Lockhart. The securities purchased from Lockhart in 2008 and 2007 consisted of REIT CDOs and bank and insurance trust preferred CDOs. See “Off-Balance Sheet Arrangement” on page 96 for further details about Lockhart.

Schedule 30 also presents information regarding the investment securities portfolio. This schedule presents the maturities of the different types of investments that the Company owned as of December 31, 2008, and the corresponding average interest rates that the investments will yield if they are held to maturity. It should be noted that most of the SBA loan-backed securities and asset-backed securities are variable rate and their repricing periods are significantly less than their contractual maturities. Also see “Liquidity Risk” on page 114 and Notes 1, 4 and 7 of the Notes to Consolidated Financial Statements for additional information about the Company’s investment securities and their management.

Schedule 30

MATURITIES AND AVERAGE YIELDS ON SECURITIES

AT DECEMBER 31, 2008

(Amounts in millions)	Total securities		Within one year		After one but within five years		After five but within ten years		After ten years
	Amortized cost	Yield*	Amortized cost	Yield*	Amortized cost	Yield*	Amortized cost	Yield*	Amortized cost	Yield*
HELD-TO-MATURITY:
Municipal securities	$697	7.5%	$68	6.5%	$298	6.9%	$190	8.3%	$141	8.0%
Asset-backed securities:
Trust preferred securities – banks and insurance	1,188	5.2	9	0.3	2	1.3	18	2.1	1,159	5.3
Trust preferred securities – real estate investment trusts	36	4.9	–		–		–		36	4.9
Other	76	6.2	–		–		9	19.0	67	4.4

	1,997	6.1	77	5.8	300	6.9	217	8.2	1,403	5.6

AVAILABLE FOR SALE:
U.S. Treasury securities	28	3.2	12	2.0	15	3.9	1	8.4	–
U.S. Government agencies and corporations:
Agency securities	323	5.0	181	5.0	129	5.1	12	5.0	1	4.7
Agency guaranteed mortgage-backed securities	406	4.7	112	4.8	210	4.7	67	4.6	17	4.2
Small Business Administration loan-backed securities	693	2.2	139	2.2	329	2.2	157	2.2	68	2.2
Municipal securities	178	6.1	10	4.6	35	5.2	78	6.4	55	6.5
Asset-backed securities
Trust preferred securities – banks and insurance	807	4.1	10	3.4	46	3.7	50	3.7	701	4.1
Trust preferred securities – real estate investment trusts	27	9.5	13		–		14	19.0	–
Other	102	3.3	1	4.7	1	4.7	89	3.4	11	2.5

	2,564	3.9	478	3.9	765	3.7	468	4.2	853	4.1

Other securities:
Mutual funds and stock	308	1.6	308	1.6	–		–		–

	2,872	3.7	786	3.0	765	3.7	468	4.2	853	4.1

Total	$4,869	4.7%	$863	3.2%	$1,065	4.6%	$685	5.5%	$2,256	5.0%

*	Taxable-equivalent rates used where applicable based on a statutory rate of 35%.

The investment securities portfolio at December 31, 2008 includes $707 million of nonrated, fixed-income securities compared to $908 million at December 31, 2007 as shown in Schedule 31. Nonrated municipal securities held in the portfolio were underwritten as to credit by Zions Bank’s Municipal Credit Department in accordance with its established municipal credit standards.

Schedule 31

NONRATED SECURITIES

	December 31,
(Book value in millions)	2008	2007
Municipal securities	$681	691
Asset-backed subordinated tranches, created from Zions’ loans	–	183
Other nonrated debt securities	26	34

	$707	908

The asset-backed subordinated tranches shown in 2007 created from the Company’s loans were mainly the subordinated retained interests of small business loan securitizations. During 2008, Zions Bank was required to purchase from Lockhart senior tranches of these securitizations. Upon dissolution of related securitization trusts the Company recorded the previously securitized loans on its balance sheet as loans. See “Off-Balance Sheet Arrangement” on page 96 for further information on Lockhart and the security purchases. Although the credit quality of these nonrated securities generally is high, it would be difficult to market them in a short period of time since they are not rated and there is no active trading market for them.

Loan Portfolio

As of December 31, 2008, net loans and leases accounted for 76.0% of total assets compared to 73.8% at year-end 2007, and 78.5% of tangible assets as compared to 77.0% at December 31, 2007. Schedule 32 presents the Company’s loans outstanding by type of loan as of the five most recent year-ends. The schedule also includes a maturity profile for the loans that were outstanding as of December 31, 2008. However, while this schedule reflects the contractual maturity and repricing characteristics of these loans, in certain cases the Company has hedged the repricing characteristics of its variable-rate loans as more fully described in “Interest Rate Risk” on page 111.

Schedule 32

LOAN PORTFOLIO BY TYPE AND MATURITY

(In millions)	December 31, 2008
	One year or less	One year through five years	Over five years	Total	December 31,
					2007	2006	2005	2004
Loans held for sale	$29	25	146	200	208	253	256	197
Commercial lending:
Commercial and industrial	6,037	3,962	1,449	11,448	10,407	8,422	7,192	4,643
Leasing	23	321	87	431	503	443	373	370
Owner occupied	628	1,044	7,071	8,743	7,545	6,260	4,825	3,790

Total commercial lending	6,688	5,327	8,607	20,622	18,455	15,125	12,390	8,803
Commercial real estate:
Construction and land development	5,115	2,150	251	7,516	7,869	7,483	6,065	3,536
Term	841	1,545	3,810	6,196	5,334	4,952	4,640	3,998

Total commercial real estate	5,956	3,695	4,061	13,712	13,203	12,435	10,705	7,534
Consumer:
Home equity credit line	24	42	1,939	2,005	1,608	1,850	1,831	1,104
1-4 family residential	84	406	3,387	3,877	3,975	4,192	4,130	4,234
Construction and other consumer real estate	373	246	155	774	945	–	–	–
Bankcard and other revolving plans	257	106	11	374	347	295	207	225
Other	84	246	55	385	460	457	537	532

Total consumer	822	1,046	5,547	7,415	7,335	6,794	6,705	6,095
Foreign loans	39	4	–	43	51	3	5	5
Other receivables	–	–	–	–	–	209	191	98

Total loans	$13,534	10,097	18,361	41,992	39,252	34,819	30,252	22,732

Loans maturing in more than one year:
With fixed interest rates		$4,436	3,322	7,758
With variable interest rates		5,661	15,039	20,700

Total		$10,097	18,361	28,458

During 2008 the Company completed a loan classification project and amounts for 2008 and 2007 reflect reclassifications resulting from that project. Information to reclassify loans for periods prior to 2007 is not available.

Net loans and leases increased $2.8 billion during 2008 compared to $4.4 billion during 2007. The increase in loans includes $1.2 billion of loans resulting from the purchase of certain securities from Lockhart, as discussed in “Off-Balance Sheet Arrangement” on page 96. These securities were backed by loans originated or underwritten by Zions Bank and are reflected on the Company’s balance sheet primarily as owner occupied commercial loans. Loan growth slowed considerably during 2008 at Zions Bank, Amegy, and Vectra. CB&T experienced modest loan growth during 2008 after contracting during 2007. NBA and NSB experienced a reduction in outstanding loans due to very challenging economic times in their markets.

We expect that while net loan growth may continue in 2009 in most of our subsidiary banks, growth will continue to be limited at NBA, NSB and CB&T until conditions in the residential real estate sector improve. It appears that loan demand may be slowing in many of our markets due to weakening economic conditions and we believe that continued repayments and charge-offs of residential real estate acquisition and development loans in some markets may offset growth of other loan types and growth in other geographies.

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

Schedule 33

SOLD LOANS BEING SERVICED

	2008		2007		2006
(In millions)	Sales	Outstanding at year-end	Sales	Outstanding at year-end	Sales	Outstanding at year-end
Home equity credit lines	$–	–	–	71	153	261
Small business loans	–	–	–	1,331	–	1,790
SBA 7(a) loans	31	98	–	90	22	128
Farmer Mac	74	403	64	393	43	407
Leases	86	77	–	–	–	–

Total	$191	578	64	1,885	218	2,586

	Residual interests on balance sheet at December 31, 2008			Residual interests on balance sheet at December 31, 2007
(In millions)	Subordinated retained interests	Capitalized residual cash flows	Total	Subordinated retained interests	Capitalized residual cash flows	Total
Home equity credit lines	$–	–	–	7	1	8
Small business loans	–	–	–	203	50	253
SBA 7(a) loans	–	1	1	–	1	1
Farmer Mac	–	5	5	–	5	5

Total	$–	6	6	210	57	267

The Company has securitized and sold a portion of the loans that it originated and purchased. In many instances, we agreed to provide the servicing on these loans as a condition of the sale. Schedule 33 summarizes the sold loans (other than conforming long-term first mortgage real estate loans) that the Company was servicing as of the dates indicated and the related loan sales activity. As reflected in the schedule, sales for 2008 increased approximately $127 million compared to 2007, which were down $154 million from 2006. The Company did not complete a small business loans securitization during 2008 or 2007 and also discontinued selling new home equity credit lines originations during the fourth quarter of 2006. During 2008, the Company purchased small business securitization related securities from Lockhart and upon dissolution of related securitization trusts recorded the related loans on its balance sheet. See “Off-Balance Sheet Arrangement” on page 96 for further discussion. Also during 2008 the Company completed a “cleanup” call on its home equity credit line securitization. Small business, consumer and other sold loans being serviced totaled $0.6 billion at the end of 2008 compared to $1.9 billion at the end of 2007. In addition, at December 31, 2008, conforming long-term first mortgage real estate loans being serviced for others was $1,173 million compared with $1,232 million at year-end 2007.

Although it performed the servicing, the Company exerted no control nor had any equity interest in any of the trusts that owned the securitized small business and home equity credit line loans. As is a common practice with securitized transactions, the Company had subordinated retained interests in the securitized assets, representing junior positions to the other investors in the trust securities. See Notes 1 and 6 of the Notes to Consolidated Financial Statements for more information on asset securitizations and “Off-Balance Sheet Arrangement” on page 96.

Other Earning Assets

As of December 31, 2008, the Company had $1,044 million of other noninterest-bearing investments compared with $1,034 million in 2007. The increase in other noninterest-bearing investments resulted mainly from increases in bank-owned life insurance and increases in non-SBIC investment funds.

Schedule 34

OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,
(In millions)	2008	2007
Bank-owned life insurance	$623	601
Federal Home Loan Bank and Federal Reserve stock	220	227
SBIC investments[1]	66	73
Non-SBIC investment funds	106	65
Other public companies	12	38
Other nonpublic companies	3	16
Trust preferred securities	14	14

	$1,044	1,034

[1]	Amounts include minority investors’ interests in Zions’ managed SBIC investments of approximately $26 million and $29 million as of the respective dates.

Bank-owned life insurance investments increased $22 million during 2008 mainly representing the increase in cash surrender value of the policies, which is not taxable since it is anticipated that the bank-owned life insurance will be held until the eventual death of the insured employees.

SBIC investments decreased $7 million from December 31, 2007 due to losses and write downs on investments in our venture funds.

Non-SBIC investment funds increased $41 million during 2008 primarily as a result of increased investment in funds within new and existing investment commitments and appreciation on investments.

Other public company investments declined $26 million during 2008 primarily due to impairment write downs of approximately $11.0 million on Farmer Mac and $2.0 million on Insure.com and equity in losses of Farmer Mac of $11.8 million.

Deposits and Borrowed Funds

Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Intense competition for deposits during much of the year resulted in core deposit growth lagging the Company’s loan growth and also impeded our ability to reprice our deposits as the Federal Reserve lowered rates during the second half of the year. However, there were indications of improved deposit pricing and some improvement in deposit growth late in the year.

Schedule 5 summarizes the average deposit balances for the past five years along with their respective interest costs and average interest rates. Average noninterest-bearing deposits decreased 2.7% in 2008 from 2007, while interest-bearing deposits increased 7.6% during the same time period.

Total deposits at December 31, 2008 increased $4.4 billion to $41.3 billion, or 11.9% over the balances reported at December 31, 2007. Core deposits increased $1.4 billion to $33.8 billion, or 4.3%, compared to $32.5 billion at December 31, 2007. Noninterest-bearing demand deposits at December 31, 2008 increased $0.1 billion to $9.7 billion compared to $9.6 billion at December 31, 2007. Demand, savings and money market deposits comprised 74.9% of total deposits at December 31, 2008, compared with 72.0% as of December 31, 2007. The increase was mainly driven by increased brokered deposits and Internet money market deposits during 2008.

During 2008, the Company increased brokered deposit programs and Internet money market accounts to serve as an additional source of liquidity for the Company and reduce its reliance on FHLB advances and other short-term borrowings. At December 31, 2008, total deposits included $3.3 billion of brokered deposits compared to $77 million at December 31, 2007 and Internet money market deposits were $2.5 billion compared to $2.2 billion at December 31, 2007. Money market brokered deposits comprised $2.6 billion of the increase in brokered deposits. The average balance of brokered deposits was $653 million for 2008 and $77 million for 2007.

See “Liquidity Risk” on page 114 for information on funding and borrowed funds. Also, see Notes 11, 12 and 13 of the Notes to Consolidated Financial Statements for additional information on borrowed funds.

Off-Balance Sheet Arrangement

The Company administers one QSPE securities conduit, Lockhart, which was established in 2000. Lockhart was structured to purchase securities that are collateralized by small business loans originated or purchased by Zions Bank; such loans were originated during and prior to 2005. Lockhart obtains funding through the issuance of asset-backed commercial paper and holds securities, which include U.S. Government agency securities collateralized by small business loans and AAA/AA-rated securities. In November 2008, Lockhart elected to participate in the Federal Reserve’s CPFF, and as of December 31, 2008 had sold $80 million of commercial paper to the Federal Reserve under this program.

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

The maximum amount of liquidity that Zions Bank can be required to provide pursuant to the Liquidity Agreement is limited to the total amount of securities held by Lockhart. This maximum amount was $738 million at December 31, 2008, $2.1 billion at December 31, 2007, $4.1 billion at December 31, 2006, and $5.3 billion at December 31, 2005.

In addition to providing the Liquidity Agreement, Zions Bank receives a fee in exchange for providing hedge support and administrative and investment advisory services to Lockhart.

A hedge agreement between Lockhart and Zions Bank provides for the bank to pay Lockhart should Lockhart’s monthly cost of funds exceed its monthly asset yield. Due to the extreme dislocation in short term

LIBOR, Lockhart’s cost of funds exceeded its asset yield for the first time in September of 2008. The spread between Lockhart’s monthly asset yield and cost of funds has been volatile as a result of decreasing asset yields and to a lesser extent commercial paper rates resulting from the ongoing contraction, disruption, and volatility in the credit markets. While this spread has again been positive since November, it is possible that this hedge agreement may be triggered in the future.

In addition to rating agency downgrades of securities held by Lockhart that would require Zions Bank to purchase securities from Lockhart, downgrades of Lockhart’s commercial paper below P-1 by Moody’s or below F1 by Fitch would prevent issuance of commercial paper by Lockhart and result in security purchases under the Liquidity Agreement.

During 2008, certain assets held by Lockhart were downgraded by rating agencies and Lockhart was unable to sell varying amounts of commercial paper, due to continued deterioration in the asset-backed commercial paper markets. These events caused purchases by Zions Bank of securities from Lockhart, as follows.

On November 5, 2008, Ambac Assurance Corporation was downgraded by Moody’s to Baa1, resulting in the downgrade of a $78 million security held by Lockhart. Zions Bank purchased the security at book value on November 6, 2008 and recorded the related pretax write-down of $7.9 million in adjusting the security to fair value.

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

If Lockhart is unable to issue additional commercial paper to finance maturing commercial paper, or if additional assets of Lockhart are downgraded below the ratings described above, Zions Bank will be obligated to purchase additional assets from Lockhart. Because these purchases are transacted at book value, Zions Bank may incur losses if the assets’ book value exceeds their fair value. At December 31, 2008, the $738 million book value of Lockhart’s assets exceeded their fair value by approximately $119 million. The Company does not expect Lockhart’s securities portfolio to ever again exceed $738 million.

Subsequent Event

On January 14, 2009, a $25 million REIT trust preferred security held by Lockhart was downgraded by Fitch from AA to BB. Zions Bank purchased this security at book value under the Liquidity Agreement. The related pretax write-down of $8.9 million was recorded by Zions Bank in marking the security to fair value.

Assets Held by Lockhart

The following schedule summarizes Lockhart’s assets by category, related amortized cost, estimated fair value and ratings.

Schedule 35

LOCKHART FUNDING, LLC ASSETS

	December 31, 2008
(In millions)	Amortized cost	Estimated fair value	Rating range
U.S. Government agencies and corporations:
Small Business Administration loan-backed securities[1]	$191	187	Guaranteed by SBA
Asset-backed securities[2]:
Trust preferred securities – banks and insurance	504	405	AAA to AA
Trust preferred securities – real estate investment trusts	36	22	AAA to AA
Other	7	5	AA

Total	$738	619

[1]	The Company originated 42% of these Small Business Administration loan-backed securities.
[2]	A majority of these securities had a negative watchlisting designation by one or more rating agencies.

At December 31, 2008, the weighted average interest rate reset of Lockhart’s assets was 3.4 months and the weighted average life of Lockhart’s assets was estimated at 17.8 years. The weighted average life of Lockhart’s asset-backed commercial paper was 13 days.

Possible Consolidation of Lockhart

As a QSPE currently defined by the provisions of SFAS 140, Lockhart remains off-balance sheet and is not consolidated in the Company’s financial statements. Should the Parent and its subsidiaries together own more than 90% of the outstanding commercial paper (beneficial interest) of Lockhart, Lockhart would cease to be a QSPE and would be required to be consolidated. In November of 2008, Lockhart sold approximately 10% of its outstanding commercial paper into the CPFF. The CPFF will terminate on October 31, 2009 unless it is further extended.

At December 31, 2008, Lockhart’s assets totaled $738 million at book value and the Company owned $412 million of Lockhart commercial paper.

If Zions Bank had been required to purchase all of Lockhart’s assets with a book value of $738 million at December 31, 2008, including the effect of the fair value loss on those assets, its consolidated total risk-based capital ratio as of December 31, 2008 would have been reduced by approximately 11 basis points and its consolidated tangible equity ratio as of December 31, 2008 would have been reduced by approximately 17 basis points. The Company has adequate liquidity and borrowing capacity to fund the net additional $0.3 billion necessary to purchase the Lockhart assets if it were required. Given that the Company has $55 billion of assets, the potential consolidation of Lockhart would not be significant to the Company.

See “Liquidity Management Actions” on page 116 and Note 6 of the Notes to Consolidated Financial Statements for additional information on Lockhart.

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

The Company also has off-balance sheet credit risk associated with a Liquidity Agreement provided by Zions Bank to the QSPE securities conduit, Lockhart. See “Off-Balance Sheet Arrangement” page 96 for further details on Lockhart.

The Company attempts to avoid the risk of an undue concentration of credits in a particular property type or with an individual customer or counterparty. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries. See Note 5 of the Notes to Consolidated Financial Statements for further information on concentrations of credit risk.

The Company’s credit risk management strategy includes diversification of its loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As displayed in Schedule 36, at year-end 2008 no single loan type exceeded 27.3% of the Company’s total loan portfolio.

Schedule 36

LOAN PORTFOLIO DIVERSIFICATION

	December 31, 2008		December 31, 2007
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$11,448	27.3%	$10,407	26.5%
Leasing	431	1.0	503	1.3
Owner occupied	8,743	20.8	7,545	19.2
Commercial real estate:
Construction and land development	7,516	17.9	7,869	20.0
Term	6,196	14.8	5,334	13.6
Consumer:
Home equity credit line	2,005	4.8	1,608	4.1
1-4 family residential	3,877	9.2	3,975	10.1
Construction and other consumer real estate	774	1.8	945	2.4
Bankcard and other revolving plans	374	0.9	347	0.9
Other	385	0.9	460	1.2
Other	243	0.6	259	0.7

Total loans	$41,992	100.0%	$39,252	100.0%

In addition, as reflected in Schedule 37, as of December 31, 2008, the commercial real estate loan portfolio is also well diversified by property type, purpose and collateral location.

Schedule 37

COMMERCIAL REAL ESTATE PORTFOLIO BY PROPERTY TYPE AND COLLATERAL LOCATION

(REPRESENTS PERCENTAGES BASED UPON OUTSTANDING COMMERCIAL REAL ESTATE LOANS)

AT DECEMBER 31, 2008

(Dollar amounts in millions)		Collateral Location									Product as a% of total CRE	Product as a% of loan type
Loan Type	Balance[1]	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah / Idaho	Wash- ington	Other
Commercial term:
Industrial		0.63%	0.65	1.57	0.25	0.21	0.30	0.28	0.15	0.18	4.22	9.05
Office		1.24	0.66	1.81	1.33	0.78	1.22	1.44	0.30	1.45	10.23	21.94
Retail		0.94	0.89	1.99	1.77	0.59	1.23	0.39	0.17	1.01	8.98	19.27
Hotel/motel		1.72	0.81	0.99	0.64	0.70	1.00	1.43	0.15	3.75	11.19	24.00
Acquisition and development		–	0.03	–	–	–	–	–	0.05	–	0.08	0.18
Medical		0.49	0.22	0.36	0.57	0.04	0.14	0.10	0.01	0.02	1.95	4.18
Recreation/restaurant		0.46	0.04	0.19	0.16	0.09	0.12	0.15	0.01	0.25	1.47	3.15
Multifamily		0.38	0.24	1.79	0.28	0.28	1.12	0.52	0.11	0.53	5.25	11.27
Other		0.55	0.19	0.75	0.53	0.09	0.09	0.58	0.06	0.41	3.25	6.96
Total commercial term	$6,182.2	6.41	3.73	9.45	5.53	2.78	5.22	4.89	1.01	7.60	46.62	100.00
Residential construction:
Single family housing		1.08	0.45	1.04	0.36	0.77	1.71	1.06	0.24	0.36	7.07	35.87
Acquisition and development		3.14	0.49	1.24	1.01	0.61	2.95	2.63	0.14	0.42	12.63	64.13
Total residential construction	2,612.8	4.22	0.94	2.28	1.37	1.38	4.66	3.69	0.38	0.78	19.70	100.00
Commercial construction:
Industrial		0.37	–	0.37	0.03	0.02	0.79	0.06	0.01	0.02	1.67	4.95
Office		0.65	0.02	0.68	0.84	0.12	0.58	0.53	0.09	0.47	3.98	11.81
Retail		1.12	0.04	0.42	1.20	0.16	4.06	0.52	0.02	0.75	8.29	24.63
Hotel/motel		0.13	0.19	0.11	0.14	0.02	0.27	0.11	–	0.09	1.06	3.16
Acquisition and development		1.50	0.10	0.58	2.43	0.44	4.07	1.17	0.07	0.69	11.05	32.82
Medical		0.17	–	0.10	0.19	0.07	0.04	0.09	–	0.49	1.15	3.37
Recreation/restaurant		0.10	–	0.01	–	–	–	–	–	–	0.11	0.33
Other		0.17	–	0.22	0.13	0.02	0.02	0.08	0.02	0.04	0.70	2.08
Apartments		0.57	0.46	0.47	0.20	0.09	1.98	0.20	0.38	1.32	5.67	16.85
Total commercial construction	4,465.7	4.78	0.81	2.96	5.16	0.94	11.81	2.76	0.59	3.87	33.68	100.00
Total construction	7,078.5	9.00	1.75	5.24	6.53	2.32	16.47	6.45	0.97	4.65	53.38
Total commercial real estate	$13,260.7	15.41%	5.48	14.69	12.06	5.10	21.69	11.34	1.98	12.25	100.00

[1]	Excludes approximately $507 million of unsecured loans outstanding, but related to the real estate industry.

Loan-to-value (“LTV”) ratios are another key determinant of credit risk in commercial real estate lending. The Company estimates that the weighted average LTV ratio on the total commercial real estate portfolio at December 31, 2008, detailed in year-end amounts in Schedule 37, was approximately 57%; however, continued declines in property values in many of our distressed markets may understate the actual current LTV levels. This estimate is based on the most current appraisals, generally obtained as of the date of origination, downgrade or renewal of the loans.

Lending to finance residential land acquisition, development and construction is a core business for the Company. In some geographic markets, significant declines in the availability of mortgage financing to buyers of newly constructed homes, declining home values and general uncertainty in the residential real estate market are having an adverse impact on the operations of many of the Company’s developer and builder customers.

As discussed throughout this document, the Company’s level of credit quality continued to weaken during 2008. The deterioration in credit quality is mainly related to the weakness in residential development and construction activity in the Southwest that started in the latter half of 2007. Although not to the degree as experienced in the Southwestern states, some signs of deterioration also surfaced in Utah/Idaho during the first quarter of 2008 and in the Texas market in the fourth quarter of 2008. Residential construction and land development loans in Arizona and Nevada remains the most troubled segment of the portfolio and account for the most meaningful declines in commercial real estate credit quality during the last half of 2008. The Company experienced increased criticized and classified loans in its commercial loan portfolio during the year in Utah and Texas, and increased loan delinquencies in segments of its residential mortgage portfolio in Utah and Idaho. We expect continued credit quality deterioration over the next few quarters.

The Company does not pursue subprime residential mortgage lending, including option ARM and negative amortization loans. It does have approximately $576 million of high FICO (a credit score developed by the Fair Isaac Corporation) stated income loans, including “one-time close” loans to finance the construction of a home, which convert into a permanent jumbo mortgage. This portfolio began to show significant credit quality deterioration in the second half of 2008.

Commercial Real Estate Loans

Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:

Schedule 38

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND GEOGRAPHY

AT DECEMBER 31, 2008

(Amounts in millions)		Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash- ington	Other[1]	Total	% of total CRE
Commercial term:
Balance outstanding	12/31/08	$841.2	317.6	1,430.6	735.5	445.0	686.0	646.1	165.0	943.4	6,210.4	45.1%
% of loan type		13.5%	5.1%	23.0%	11.8%	7.2%	11.1%	10.4%	2.7%	15.2%	100.0%
Delinquency rates[2]:
30-89 days	12/31/08	0.5%	0.9%	0.4%	1.8%	–	0.7%	1.8%	–	4.4%	1.4%
	12/31/07	0.9%	0.2%	0.2%	–	–	0.3%	0.3%	–	1.1%	0.4%
≥ 90 days	12/31/08	0.2%	0.9%	0.1%	1.2%	–	0.2%	1.0%	–	3.0%	0.8%
	12/31/07	–	–	–	–	0.1%	0.5%	–	–	–	0.1%
Accruing past due
90 days	12/31/08	$1.9	–	–	2.4	–	–	–	–	7.5	11.8
	12/31/07	0.1	–	0.2	–	–	0.6	–	–	0.1	1.0
Nonaccrual loans	12/31/08	0.5	2.8	2.0	6.7	0.4	4.5	6.4	–	20.3	43.6
	12/31/07	–	–	0.1	–	0.4	3.6	–	–	–	4.1
Commercial construction:
Balance outstanding	12/31/08	653.0	81.7	467.7	708.0	273.0	1,684.2	425.0	99.1	410.7	4,802.4	34.9%
% of loan type		13.6%	1.7%	9.7%	14.7%	5.7%	35.1%	8.8%	2.1%	8.6%	100.0%
Delinquency rates[2]:
30-89 days	12/31/08	2.8%	–	2.4%	10.5%	0.5%	2.1%	6.6%	1.8%	6.1%	4.1%
	12/31/07	–	–	0.1%	–	0.6%	–	–	58.6%	2.2%	0.7%
≥ 90 days	12/31/08	0.7%	–	–	8.5%	0.5%	0.2%	2.9%	–	6.1%	2.2%
	12/31/07	0.2%	–	–	–	0.5%	–	–	–	–	0.1%
Accruing past due
90 days	12/31/08	$1.8	–	–	25.4	–	–	8.1	–	18.6	53.9
	12/31/07	6.3	–	15.9	13.2	–	0.1	–	–	32.2	67.7
Nonaccrual loans	12/31/08	27.4	–	11.1	66.2	1.4	14.0	4.3	–	6.3	130.7
	12/31/07	–	–	–	5.7	1.3	–	–	–	–	7.0
Residential construction:
Balance outstanding	12/31/08	591.3	113.7	327.4	199.2	185.4	666.8	479.7	50.5	141.0	2,755.0	20.0%
% of loan type		21.5%	4.2%	11.9%	7.2%	6.7%	24.2%	17.4%	1.8%	5.1%	100.0%
Delinquency rates[2]:
30-89 days	12/31/08	16.7%	7.3%	9.3%	38.8%	6.9%	3.3%	20.4%	0.5%	8.6%	13.1%
	12/31/07	0.9%	1.0%	–	5.5%	0.4%	0.4%	2.7%	–	–	1.4%
≥ 90 days	12/31/08	12.3%	2.3%	7.7%	20.9%	5.6%	2.4%	18.8%	0.5%	4.5%	9.6%
	12/31/07	3.5%	–	0.4%	0.8%	1.3%	0.1%	0.4%	–	–	1.6%
Accruing past due
90 days	12/31/08	$7.2	–	–	1.0	–	0.7	9.6	0.3	–	18.8
	12/31/07	12.3	0.2	–	–	2.3	1.3	1.9	–	–	18.0
Nonaccrual loans	12/31/08	99.3	5.8	45.6	50.5	15.0	18.6	88.7	–	19.3	342.8
	12/31/07	46.5	11.9	16.2	36.2	–	0.2	1.4	–	7.5	119.9
Total construction and land development	12/31/08	1,244.3	195.4	795.1	907.2	458.4	2,351.0	904.7	149.6	551.7	7,557.4
Total CRE balance outstanding	12/31/08	2,085.5	513.0	2,225.7	1,642.7	903.4	3,037.0	1,550.8	314.6	1,495.1	13,767.8	100.0%
Less loans held for sale in commercial real estate		(29.4)	–	–	–	–	(26.7)	–	–	–	(56.1)
Total commercial real estate excluding loans held for sale		$2,056.1	513.0	2,225.7	1,642.7	903.4	3,010.3	1,550.8	314.6	1,495.1	13,711.7

[1]	No other geography exceeded $189 million for all three loan types.
[2]	Delinquency rates include nonaccrual loans.

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

Approximately 31% of the commercial construction and land development portfolio is designated as acquisition and development. Most of these acquisition and development properties are tied to specific retail, apartment, office or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. The owners’ equity is always expected to be injected prior to bank advances. Re-margining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting because it determines the ultimate value of the property and the ability to service debt. Therefore, in most projects (with the exception of multi-family projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service ratio of 1.20.

Although residential construction and development deals with a different product type, many of the requirements previously mentioned, such as creditworthiness of the developer, up-front injection of the developer’s equity, re-margining requirements, and the viability of the project are also important in underwriting a residential development loan. Heavy consideration is given to market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections performed by qualified independent inspectors are routinely performed before disbursements are made. Loan agreements generally include limitations on the number of model homes and homes built on a spec basis, with preference given to pre-sold homes.

Real estate appraisals are ordered independently of the credit officer and the borrower, generally by the banks’ appraisal review function, which is staffed by qualified appraisers. Appraisals are ordered from outside appraisers at the inception, renewal, or for CRE loans, upon the occurrence of any event causing a “criticized” or “classified” grade to be assigned to the credit. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist. Advance rates will vary based on the viability of the project and the credit-worthiness of the sponsor, but corporate guidelines generally limit advances to 50-65% for raw land, 65-75% for land development, 65-75% for finished commercial lots, 75-80% for finished residential lots, 80% for pre-sold homes, 75-80% for models and spec homes, and 75-80% for commercial properties. Exceptions may be granted on a case-by-case basis.

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

Interest reserves are generally established as an expense item in the budget for a real estate construction or development loan. It has proven preferable for the borrower to put their total amount of available equity into the project at the inception of the construction, rather than holding enough of their available funds to pay the interest during the construction period. This enables the bank to maximize the amount of equity obtained and control the amount of money set aside to pay interest on the construction loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. At any time during the life of the credit that the project is determined not to be viable, the bank has the ability to discontinue the use of the interest reserve and take appropriate action to protect its collateral position via negotiation and/or legal action as deemed appropriate. At year-end 2008, Zions affiliates have 1,898 loans with an outstanding balance of $3.6 billion where available interest reserves amount to $190 million. In instances where projects have been determined unviable, the interest reserves have been frozen.

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

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans restructured at other than market terms, other real estate owned and other nonperforming assets. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Consumer loans are not normally placed on nonaccrual status. Generally, closed-end non-real estate secured consumer loans are charged off when they become 120 days past due. Open-end consumer loans are charged off when they become 180 days past due unless they are adequately secured by real estate at which point they are placed on nonaccrual status. Loans occasionally may be restructured to provide a reduction or deferral of interest or principal payments. This generally occurs when the financial condition of a borrower deteriorates to the point where the borrower needs to be given temporary or permanent relief from the original contractual terms of the loan. OREO is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

As reflected in Schedule 39, the Company’s nonperforming assets as a percentage of net loans and leases and OREO increased significantly during 2008. The percentage was 2.71% at December 31, 2008 compared with 0.73% on December 31, 2007 and 0.24% on December 31, 2006. Total nonperforming assets were $1,140 million at year-end 2008, compared to $284 million at December 31, 2007 and $82 million at December 31, 2006.

Total nonaccrual loans at December 31, 2008 increased $687 million from the balances at December 31, 2007, which included increases of $296 million for commercial construction and land development loans, $227 million for commercial and industrial and owner occupied loans, and $84 million for consumer real estate loans. The increase in nonaccrual construction and land development loans was primarily in Arizona, California, Nevada, and Utah reflecting the weakness in residential development and construction activity in those states. We expect this weakness to continue in 2009.

Schedule 39

NONPERFORMING ASSETS

	December 31,
(Amounts in millions)	2008	2007	2006	2005	2004
Nonaccrual loans:
Loans held for sale	$30	–	–	–	–
Commercial lending:
Commercial and industrial	148	58	25	21	24
Leasing	8	–	–	–	1
Owner occupied	158	21	13	16	22
Commercial real estate:
Construction and land development	457	161	14	17	1
Term	44	4	8	3	4
Consumer:
Real estate	97	13	5	9	13
Other	4	2	2	2	4
Other	–	–	–	1	3

Total nonaccrual loans	946	259	67	69	72

Restructured loans:
Commercial lending:
Owner occupied	2	10	–	–	–

Total restructured loans	2	10	–	–	–

Other real estate owned:
Commercial:
Commercial properties	36	8	5	3	9
Developed land	7	–	–	5	–
Land	2	2	2	3	–
Residential:
1-4 family residential	40	4	2	9	3
Developed land	71	1	–	–	–
Land	36	–	–	–	–

Total other real estate owned	192	15	9	20	12

Other assets	–	–	6	–	–

Total nonperforming assets	$1,140	284	82	89	84

% of net loans* and leases and other real estate owned	2.71%	0.73%	0.24%	0.30%	0.37%

Accruing loans past due 90 days or more:
Commercial lending	$50	38	17	7	6
Commercial real estate	48	28	22	4	2
Consumer	32	11	5	6	8

Total	$130	77	44	17	16

% of net loans* and leases	0.31%	0.20%	0.13%	0.06%	0.07%

*	Includes loans held for sale.

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

The Company’s total recorded investment in impaired loans was $770 million at December 31, 2008 and $226 million at December 31, 2007. Estimated losses on impaired loans are included in the allowance for loan losses. At December 31, 2008, the allowance included $52 million for impaired loans with a recorded investment of $306 million. At December 31, 2007, the allowance for loan losses included $21 million for impaired loans with a recorded investment of $103 million. See Note 5 of the Notes to Consolidated Financial Statements for additional information on impaired loans.

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

The Company has initiated a comprehensive review of its allowance for loan losses methodology with a view toward updating and conforming this methodology across all of its banking subsidiaries. The Company began implementing this updated methodology in 2007 and expects that these changes will be phased in during 2009.

Schedule 40 summarizes the Company’s loan loss experience by major portfolio segment.

Schedule 40

SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	2008	2007	2006	2005	2004
Loans* and leases outstanding on December 31, (net of unearned income)	$41,859	39,088	34,668	30,127	22,627

Average loans* and leases outstanding (net of unearned income)	$40,977	36,808	32,395	24,009	21,046

Allowance for loan losses:
Balance at beginning of year	$459	365	338	271	269
Allowance of companies acquired	–	8	–	49	–
Allowance associated with purchased securitized loans	2	–	–	–	–
Allowance of loans and leases sold	(1)	(2)	–	–	(2)
Provision charged against earnings	648	152	73	43	44
Loans and leases charged-off:
Commercial lending	(100)	(37)	(46)	(20)	(35)
Commercial real estate	(269)	(24)	(5)	(3)	(1)
Consumer	(45)	(16)	(14)	(19)	(23)
Other receivables	–	(2)	(1)	(1)	(1)

Total	(414)	(79)	(66)	(43)	(60)

Recoveries:
Commercial lending	9	8	11	12	15
Commercial real estate	7	1	2	1	–
Consumer	5	5	7	5	5
Other receivables	–	1	–	–	–

Total	21	15	20	18	20

Net loan and lease charge-offs	(393)	(64)	(46)	(25)	(40)

	715	459	365	338	271
Reclassification to reserve for unfunded lending commitments	(28)	–	–	–	–

Balance at end of year	$687	459	365	338	271

Ratio of net charge-offs to average loans and leases	0.96%	0.17%	0.14%	0.10%	0.19%
Ratio of allowance for loan losses to net loans and leases outstanding on December 31,	1.64%	1.18%	1.05%	1.12%	1.20%
Ratio of allowance for loan losses to nonperforming loans on December 31,	72.42%	170.99%	548.53%	489.74%	374.42%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more on December 31,	63.84%	136.75%	331.56%	394.08%	307.61%

*	Includes loans held for sale.

Schedule 41 provides a breakdown of the allowance for loan losses and the allocation among the portfolio segments. No significant changes took place in the past five years in the allocation of the allowance for loan losses by portfolio segment.

Schedule 41

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

AT DECEMBER 31,

	2008		2007		2006		2005		2004
(Amounts in millions)	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance
Type of Loan
Commercial lending	49.5%	$319	47.4%	$190	44.1%	$182	41.8%	$169	39.4%	$135
Commercial real estate	32.8	291	33.8	215	35.8	143	35.5	128	33.2	95
Consumer	17.7	77	18.8	54	20.1	40	22.7	41	27.4	41

Total	100.0%	$687	100.0%	$459	100.0%	$365	100.0%	$338	100.0%	$271

The total allowance for loan losses at December 31, 2008 increased $228 million from the level at year-end 2007. For 2008, the increase in the allowance for loan losses for commercial lending reflects $2.2 billion of loan growth mainly at Zions Bank and Amegy. The increase also reflects deterioration of credit quality in this portfolio due to the worsening recessionary economic conditions during 2008. The $76 million increase in the allowance for commercial real estate loans largely reflects the impact of deteriorating credit quality conditions primarily in the residential construction and land acquisition and development portfolios in the Southwest and in Utah.

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

The Company has historically maintained a reserve for unfunded commitments, recorded in other liabilities. During the fourth quarter of 2008 refinements to this process were implemented to include unfunded commitments, including unfunded portions of partially funded credits. This action resulted in the reclassification of $27.9 million from the allowance for loan losses to the reserve for unfunded lending commitments.

Schedule 42 sets forth the reserve for unfunded lending commitments.

Schedule 42

RESERVE FOR UNFUNDED LENDING COMMITMENTS

	December 31,
(In thousands)	2008	2007
Balance at beginning of year	$21,530	19,368
Reserve of company acquired	–	326
Reclassification from allowance for loan losses	27,937	–
Provision charged against earnings	1,467	1,836

Balance at end of year	$50,934	21,530

Schedule 43 sets forth the combined allowance and reserve for credit losses.

Schedule 43

TOTAL ALLOWANCE AND RESERVE FOR CREDIT LOSSES

	December 31,
(In thousands)	2008	2007	2006
Allowance for loan losses	$686,999	459,376	365,150
Reserve for unfunded lending commitments	50,934	21,530	19,368

Total allowance and reserve for credit losses	$737,933	480,906	384,518

Interest Rate and Market Risk Management

Interest rate and market risk are managed centrally. Interest rate risk is the potential for reduced income resulting from adverse changes in the level of interest rates on the Company’s net interest income. Market risk is the potential for loss arising from adverse changes in fair value of fixed income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, the Company is exposed to both interest rate risk and market risk.

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

As of the dates indicated, Schedule 44 shows the Company’s estimated range of duration of equity and percentage change in interest sensitive income, based on a static balance sheet, in the first year after the rate change if interest rates were to sustain an immediate parallel change of 200 basis points; the “low” and “high” results differ based on the assumed speed of repricing of administered-rate deposits (money market, interest-on-checking, and savings):

Schedule 44

DURATION OF EQUITY AND INTEREST SENSITIVE INCOME

	December 31, 2008		December 31, 2007
	Low	High	Low	High
Duration of equity:
Range (in years)
Base case	-2.5	0.9	0.0	2.5
Increase interest rates by 200 bp	-2.4	0.7	0.9	3.4

Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	-1.1%	1.5%	-1.3%	1.1%
Decrease interest rates by 200 bp	-2.4%	-1.8%	-2.3%	-0.2%

The Company believes that the dynamic balance sheet changes during 2008, including changes in the mix of deposits and other funding sources, have tended to have a somewhat larger effect on the net interest spread and net interest margin than has the Company’s interest rate risk position. In addition, competitive pressures on deposit rates impeded our ability to reprice deposits, which had a negative impact on the net interest margin during 2008. Market disruptions and funding pressures experienced by many financial institutions kept market deposit prices from falling as much as expected when the Federal Reserve Board began reducing short-term interest rates. Finally, continued changes in loan pricing spreads and other interest rate behaviors have made it more difficult to implement the Company’s normal interest rate risk management activities using interest rate swaps. Approximately $1.0 billion of receive-fixed interest rate swaps were terminated during 2008 and were not replaced in this period of historically low interest rates. At the same time, the Company’s subsidiary banks made increasing use of interest rate floors on new loans. As a result, the Company ended 2008 with an interest rate risk position that was more asset-sensitive than at the end of 2007, as shown in Schedule 44.

Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At the end of 2008, approximately 78% of the Company’s commercial loan and commercial real estate portfolios were floating rate and primarily tied to either prime or LIBOR. In addition, certain of our consumer loans also have floating interest rates. This means that these loans reprice quickly in response to changes in interest rates – more quickly on average than does their funding base. This posture results in a natural position that is more “asset-sensitive” than the Company believes is desirable.

The Company attempts to mitigate this tendency toward asset sensitivity through the use of interest rate floors on loans to protect against declining rates, and more importantly through the use of interest rate swaps. We have also contracted to convert most of the Company’s long-term fixed-rate debt into floating-rate debt through the use of interest rate swaps (see “fair value hedges” in Schedule 45). More importantly, we engage in an ongoing program of swapping prime-based and LIBOR-based loans for “receive-fixed” contracts. At year-end 2008, the Company had a notional amount of approximately $2.4 billion of such cash flow hedge contracts. This notional amount is approximately $1.0 billion less than at year-end 2007; this reduction primarily reflects the termination of a number of swaps in 2008, and the Company’s decision not to replace those swaps in a historically low interest rate environment. These swaps also expose the Company to counterparty risk, which is a type of credit risk. The Company’s approach to managing this risk is discussed in “Credit Risk Management” on page 99. The Company retains basis risk due to changes between the prime rate and LIBOR on nonhedge derivative basis swaps. See “Accounting for Derivatives” on page 44 for further details about our derivative instruments.

Schedule 45 presents a profile of the current interest rate derivatives portfolio. For additional information regarding derivative instruments, including fair values at December 31, 2008, refer to Notes 1 and 7 of the Notes to Consolidated Financial Statements.

Schedule 45

INTEREST RATE DERIVATIVES – YEAR-END BALANCES AND AVERAGE RATES

(Amounts in millions)	2009	2010	2011	2012	2013	Thereafter
Cash flow hedges[1]:
Notional amount	$2,405	2,080	1,140	330
Weighted average expected receive rate	7.05%	6.99	6.83	6.21
Weighted average expected pay rate	3.20	4.01	4.27	3.61

Cash flow floors:
Notional amount	$255	255
Weighted average strike price	3.53	3.53

Fair value hedges[1]:
Notional amount	$1,400	1,400	1,400	1,400	1,400	1,400
Weighted average expected receive rate	5.71%	5.71	5.71	5.71	5.71	5.71
Weighted average expected pay rate	1.83	2.70	2.91	3.22	3.22	3.02

Nonhedges:
Receive fixed rate/pay variable rate:
Notional amount	$130	71
Weighted average expected receive rate	4.89%	4.82
Weighted average expected pay rate	1.71	2.42

Receive variable rate/pay fixed rate:
Notional amount	$130	71
Weighted average expected receive rate	1.71%	2.42
Weighted average expected pay rate	4.89	4.82

Basis swaps:
Notional amount	$1,795	1,470	725	130
Weighted average expected receive rate	3.81%	4.86	5.33	5.51
Weighted average expected pay rate	4.22	4.86	5.34	5.57

Net notional	$5,855	5,205	3,265	1,860	1,400	1,400

[1]	Receive fixed rate/pay variable rate

Note: Balances are based upon the portfolio at December 31, 2008. Excludes interest rate swap products that we provide as a service to our customers.

Market Risk – Fixed Income

The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

At December 31, 2008, trading account assets had been reduced to $42.1 million and securities sold, not yet purchased were $35.7 million.

At year-end 2008, the Company made a market in 480 fixed income securities through Zions Bank and its wholly-owned subsidiary, Zions Direct, Inc. During 2008, 62% of all trades were executed electronically. The Company is an odd-lot securities dealer, which means that most corporate security trades are for less than $250,000.

The Company is exposed to market risk through changes in fair value and OTTI of HTM and AFS securities. The Company also is exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in fair value in available-for-sale securities and interest rate swaps are included in OCI each quarter. During 2008, the after-tax change in OCI attributable to AFS securities was $(11.2) million. The after-tax change in OCI attributable to HTM securities transferred from AFS in the second quarter and fourth quarter of 2008 was $(123.9) million. The change attributable to interest rate swaps was $131.4 million, for a net decrease to shareholders’ equity of $3.7 million. If any of the AFS securities or HTM securities transferred from AFS becomes other than temporarily impaired, any loss in OCI is reversed and the impairment is charged to operations. See “Investment Securities Portfolio” on page 85 for additional information on OTTI.

Market Risk – Equity Investments

Through its equity investment activities, the Company owns equity securities that are publicly traded and subject to fluctuations in their market prices or values. In addition, the Company owns equity securities in companies that are not publicly traded, that are accounted for under cost, fair value, equity, or full consolidation methods of accounting, depending upon the Company’s ownership position and degree of involvement in influencing the investees’ affairs. In any case, the value of the Company’s investment is subject to fluctuation. Since the fair value of these securities may fall below the Company’s investment costs, the Company is exposed to the possibility of loss. These equity investments are approved, monitored and evaluated by the Company’s Equity Investment Committee.

The Company also invests in prepublic venture capital companies through various venture funds. Net of expenses, income tax effects and minority interest, losses were $3.0 million in 2008 and gains were $3.9 million in 2007 and $4.0 million in 2006 from these venture funds. The Company’s remaining equity exposure to these venture funds, net of related minority interest at December 31, 2008 was approximately $54.4 million, compared to approximately $64.0 million at December 31, 2007.

In addition to the program described above, Amegy has in place an alternative investments program. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds generally are not part of the strategy since the underlying companies are typically not credit worthy. The carrying value of the investments at December 31, 2008 was $54.6 million compared to $37.4 million at December 31, 2007. The Company has a total remaining nonfinancial funding commitment of $100.2 million to SBIC, non-SBIC funds, and private equity investments as of December 31, 2008; $77.1 million of this total funding commitment is at Amegy.

The Company also, from time to time, either starts and funds businesses of a strategic nature, or makes significant investments in companies of strategic interest. These investments may result in either minority or majority ownership positions, and usually give the Parent or its subsidiaries board representation. These strategic investments are in companies that are financial services or financial technologies providers. Examples include Contango and NetDeposit, which are majority or wholly-owned by the Company, and Insure.com and IdenTrust, in which the Company owns significant, but minority positions.

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

Managing liquidity and funding is performed centrally by Zions Bank’s Capital Markets/Investment Division under the direction of the Company’s Chief Investment Officer, with oversight by ALCO. The Chief Investment Officer is responsible for making any recommended changes to existing funding plans, as well as to the policy guidelines. These recommendations must be submitted for approval to ALCO and potentially to the Company’s Board of Directors. The subsidiary banks only have authority to price deposits, borrow from their FHLB and the Federal Reserve, and sell/purchase Federal Funds to/from Zions Bank and/or correspondent banks. The banks may also make liquidity and funding recommendations to the Chief Investment Officer, but are not involved in any other funding decision processes.

Contractual Obligations

Schedule 46 summarizes the Company’s contractual obligations at December 31, 2008.

Schedule 46

CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity[1]	Total
Deposits	$7,395	642	195	3	33,081	41,316
Commitments to extend credit	5,831	4,197	1,442	2,670		14,140
Standby letters of credit:
Financial	835	272	118	69		1,294
Performance	197	53	1			251
Commercial letters of credit	56	1	9			66
Commitments to make venture and other noninterest-bearing investments[2]	103					103
Commitments to Lockhart[3]	738					738
Federal funds purchased and security repurchase agreements	1,866					1,866
Other short-term borrowings	2,091					2,091
Long-term borrowings[4]	298	133	3	1,952		2,386
Operating leases, net of subleases	41	82	63	157		343
Visa litigation	1				1	2
Unrecognized tax benefits, FIN 48					9	9

	$19,452	5,380	1,831	4,851	33,091	64,605

[1]	Indeterminable maturity on deposits includes noninterest-bearing demand, savings and money market deposits, and nontime foreign deposits.
[2]	Commitments to make venture investments do not have defined maturity dates. They have therefore been considered due on demand, maturing in one year or less.
[3]	See “Off-Balance Sheet Arrangement” and Note 6 of the Notes to Consolidated Financial Statements for details of the commitments to Lockhart.
[4]	The maturities on long-term borrowings do not include the associated hedges.

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

Liquidity Management Actions

The Parent’s cash requirements consist primarily of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, and dividends to preferred and common shareholders, including the CPP preferred equity issued to the Treasury. The Parent’s cash needs are routinely met through dividends from its subsidiaries, interest and investment income, subsidiaries’ proportionate share of current income taxes, management and other fees, equity contributed through the exercise of stock options, commercial paper, and long-term debt and equity issuances. The Parent also maintains internal back-up liquidity lines with several of its subsidiary banks that are secured by pledged collateral. The subsidiary banks’ primary source of funding is their core deposits. Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and the bank subsidiaries. For 2008, operations contributed $1,174 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

During 2008, the Parent received $106 million in cash dividends from various subsidiaries. At December 31, 2008, the banking subsidiaries could pay $374 million of dividends to the Parent under regulatory guidelines without the need for regulatory approval. The amounts of dividends the banking subsidiaries can pay to the Parent are restricted by earnings, retained earnings, and risk-based capital requirements. This source of funding to the Parent may become more limited or even unavailable if the operating performance of subsidiary banks deteriorates under continued weak economic conditions or changes in regulation or law. See Note 19 of the Notes to Consolidated Financial Statements for details of dividend capacities and limitations.

For the year 2008, issuances of senior medium-term debt exceeded repayments of long-term debt, resulting in net cash inflows of $109 million as follows:

•	In April 2008 the Company redeemed $18 million of senior notes at maturity.

•

Throughout 2008, fixed-rate notes were sold via the Company’s online auction process and direct sales; we issued a total of $264 million of these unsecured notes that have been issued under a shelf registration filed with the SEC.

•	During the third quarter of 2008, the Company redeemed $137 million of senior notes at maturity.

On January 15, 2009, we issued approximately $255 million of senior floating rate notes due June 21, 2012 at a coupon rate of three-month LIBOR plus 37 basis points. The debt is guaranteed under the FDIC’s TLGP that became effective on November 21, 2008.

See Note 13 of the Notes to Consolidated Financial Statements for a complete summary of the Company’s long-term borrowings.

On a consolidated basis, repayments of short-term borrowings exceeded fundings (excluding short-term FHLB borrowings) and resulted in a $2,367 million use of cash in 2008. The Parent has a program to issue short-term commercial paper; however, current market conditions have severely constrained activity in this program, and at December 31, 2008, outstanding commercial paper was $15 million.

The Parent has secured revolving credit facilities totaling $395 million with five subsidiary banks. These revolving credit facilities are limited to the total of pledged securities owned by the Parent and municipal securities owned by a nonbank subsidiary and hypothecated to the Parent. No amount was outstanding on these facilities at December 31, 2008.

Access to funding markets for the Parent and subsidiary banks is directly tied to the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings but can also influence the sources of the borrowings. The Parent and its three largest banking subsidiaries had the following ratings as of December 31, 2008:

Schedule 47

CREDIT RATINGS

Parent Company:

Rating agency	Outlook	Long-term issuer/ senior debt rating	Subordinated debt rating	Short-term/ commercial paper rating
S&P	Negative	BBB+	BBB	A-2
Moody’s	Negative	A3	Baa1	P-2
Fitch	Stable	A-	BBB+	F1
Dominion	Stable	A(low)	BBB(high)	R-1(low)

Three Largest Banking Subsidiaries:

Rating agency	Outlook	Long-term issuer/ senior debt rating	Subordinated debt rating	Short-term/ commercial paper rating	Certificate of deposit rating
S&P	NR	NR	na	NR	NR
Moody’s	Negative	A2	na	P-1	A2
Fitch	Stable	A-	na	F1	A
Dominion	Stable	NR	na	R-1(low)	A

NR – not rated

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

On August 11, 2008 Moody’s changed its rating outlook to Watch Negative for the Parent and the three largest subsidiary banks. On December 3, 2008, Moody’s reaffirmed its current ratings and changed its long-term issuer ratings outlook to Outlook Negative for the Parent. On September 3, 2008, S&P reaffirmed its current ratings and changed its long term issuer ratings outlook to Outlook Negative for the Parent and the largest subsidiary bank.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At December 31, 2008, these core deposits, in aggregate, constituted 81.9% of consolidated deposits, compared with 87.9% of consolidated deposits at

December 31, 2007. At December 31, 2008, total brokered deposits were $3.3 billion, up from $77 million at December 31, 2007. For 2008, deposit increases resulted in net cash inflows of $3,662 million which primarily resulted from a $3,192 million increase in brokered deposits.

On October 3, 2008, the FDIC increased deposit insurance to $250,000 through December 31, 2009. In addition, the FDIC implemented a program to provide full deposit insurance coverage for noninterest-bearing transaction deposit accounts through December 31, 2009, unless insured banks elect to opt out of the program. The Company did not opt out of this program.

The FHLB system is a significant source of liquidity for the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For 2008, the activity in short-term FHLB borrowings resulted in a net cash outflow of $2,725 million. Amounts of unused lines of credit available for additional FHLB advances totaled $8.8 billion at December 31, 2008. Borrowings from the FHLB may increase in the future, depending on availability of funding from other sources such as deposits. The subsidiary banks must maintain their FHLB memberships to continue accessing this source of funding. The Company is aware of recent news reports and FHLB member bank press releases regarding the financial strength of the FHLB system. The Company is actively monitoring its ability to borrow from the FHLB banks and took actions in the fourth quarter of 2008 to reduce its borrowings from the FHLB banks.

In December 2007, the Federal Reserve Board announced a new program, the Term Auction Facility (“TAF”), to make 28 day loans to banks in the United States and to foreign banks through foreign central banks. These loans are made using an auction process. Zions Bank is currently participating in the TAF and may continue to do so as long as money can be borrowed at an attractive rate. The amount that can be borrowed is based upon the amount of collateral that has been pledged to the Federal Reserve Bank. At December 31, 2008, $1.8 billion in borrowings were outstanding under this program as compared to $450 million at December 31, 2007. However, by February 13, 2009, the TAF borrowings outstanding had been reduced to $500 million. At December 31, 2008, the amount available for additional Federal Reserve borrowings was approximately $4.3 billion, which had increased to $5.7 billion by February 13, 2009. An additional $1.3 billion could be borrowed at December 31, 2008 upon the pledging of additional available collateral.

At December 31, 2008, the Company’s subsidiary banks had a total of $13.1 billion of immediately available, unused borrowing capacity at the Fed and various FHLBs, which had increased to $14.3 billion as of February 13, 2009.

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

Due to the disruptions in the asset-backed commercial paper markets that began in August 2007 and continued into 2008, Lockhart was unable to issue commercial paper sufficient to fund its assets and the Company and its subsidiary banks purchased Lockhart commercial paper and held it on their balance sheets. The Company was also required to purchase assets under the Liquidity Agreement due to security ratings downgrades and the inability of Lockhart to issue commercial paper. See “Off-Balance Sheet Arrangement” beginning on page 96 for information about Lockhart and the Liquidity Agreement. This includes details of the purchase of commercial paper and securities and the possible effect on the Company’s liquidity and capital ratios if Lockhart was required to be consolidated or the Company was required to purchase its remaining securities. In November, 2008, Lockhart also diversified its funding sources by electing to participate in the Federal Reserve’s CPFF program, and at December 31, 2008 had $80 million outstanding under the program. The CPFF program currently is scheduled to terminate on October 31, 2009.

While not considered a primary source of funding, the Company’s investment activities can also provide or use cash, depending on the asset-liability management posture that is being observed. For 2008, investment securities activities resulted in net cash inflows of $0.8 billion.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, however, loan growth has resulted in net cash outflows from a funding standpoint. For 2008, loan growth resulted in a net cash outflow of $2.5 billion compared to $3.9 billion in 2007. We expect that loans will continue to be a use of funding rather than a source in 2009.

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

To manage and minimize its operating risk, the Company has in place transactional documentation requirements, systems and procedures to monitor transactions and positions, regulatory compliance reviews, and periodic reviews by the Company’s internal audit and credit examination departments. In addition, reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. Further, we maintain contingency plans and systems for operations support in the event of natural or other disasters. Efforts are continually underway to improve the Company’s oversight of operational risk, including enhancement of risk-control self assessments and of antifraud measures.

CAPITAL MANAGEMENT

The Board of Directors is responsible for approving the policies associated with capital management. The Board has established the Capital Management Committee (“CMC”) whose primary responsibility is to recommend and administer the approved capital policies that govern the capital management of the Company and its subsidiary banks. Other major CMC responsibilities include:

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

During 2008, the Company took several actions to raise additional capital in order to maintain a strong capital position as follows:

•

On November 14, 2008, the Company received a capital investment of $1.4 billion from the U.S. Department of the Treasury under the Treasury’s Capital Purchase Program announced on October 14, 2008. The capital investment is in the form of nonvoting senior preferred shares pari passu with the Company’s existing preferred shares. The Company also issued to the Treasury warrants exercisable for 10 years to purchase 5,789,909 of the Company’s common shares at a total exercise cost of $210 million. The preferred shares qualify for regulatory Tier 1 capital and may be redeemed at any time that regulatory approval can be obtained. They have a dividend rate of 5% for the first five years, increasing to 9% thereafter. Among other things, the Company is subject to restrictions and conditions including those related to common dividends, share repurchases, executive compensation, and corporate governance. The Company expects to deploy this new capital mainly to support prudent new lending in its markets throughout the western United States; it may also pursue the acquisition of failed banks being offered by the FDIC.

•

During September 8-11, 2008, the Company issued $250 million of new common stock consisting of 7,194,079 shares at an average price of $34.75 per share. Net of issuance costs and fees, this added $244.9 million to common equity.

•

On July 2, 2008, the Company completed a $47 million offering of 9.50% Series C Fixed-Rate Non-Cumulative Perpetual Preferred Stock. The Company issued 46,949 shares in the form of 1,877,971 depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. Terms and conditions, except for the dividend amount, are generally similar to the existing $240 million Series A floating rate preferred stock issued in December 2006. The offering was sold via Zions’ online auction process and direct sales primarily by the Company’s broker/dealer subsidiary.

These actions increased total shareholders’ equity at December 31, 2008 to $6.5 billion, an increase of 22.8% over the $5.3 billion at December 31, 2007. Tangible equity, including preferred stock, was $4.7 billion at the end of 2008 and $3.1 billion at the end of 2007. Tangible common equity was $3.1 billion, an increase of 8.6% from $2.9 billion at year-end 2007.

As of December 31, 2008, the Company had $56.3 million of remaining authorization from its Board of Directors for the repurchase of common stock. The Company has not repurchased any shares since August 2007 and in compliance with the conditions of the Capital Purchase Program, the Company will not repurchase any common shares during the period the senior preferred shares are outstanding without permission from the U.S. Department of the Treasury.

During its January 2009 meeting, the Board of Directors declared a dividend of $0.04 per common share payable on February 25, 2009 to shareholders of record on February 11, 2009. This is a reduction from the prior quarter dividend of $0.32 per common share. The Company paid dividends in 2008 of $1.61 per common share compared with $1.68 per share in 2007 and $1.47 per share in 2006. Under the terms of the Capital Purchase Program, the Company may not increase the dividend on its common stock above $0.32 per share per quarter during the period the senior preferred shares are outstanding without permission from the U.S. Department of the Treasury.

The Company paid $173.9 million in dividends on common stock in 2008, and used $2.9 million to repurchase shares of the Company’s common stock.

The Company recorded preferred stock dividends of $24.4 million during 2008 compared to $14.3 million during 2007.

The Company has not stated target capital ratio levels for the period when more normal financial conditions resume, but has stated 1) that its long-term target range is likely to be higher than the previously articulated tangible equity target range of 6.25% to 6.50%, and 2) that during current distressed financial market and economic conditions, the Company believes that maintaining capital ratios above that range is appropriate. The Company’s capital ratios were as follows at December 31, 2008 and 2007:

Schedule 48

CAPITAL RATIOS

	December 31,		Percentage required to be well capitalized
	2008	2007
Tangible common equity ratio	5.89%	5.70%	na
Tangible equity ratio	8.86	6.17	na
Average equity to average assets	10.30	10.74	na

Risk-based capital ratios:
Tier 1 leverage	9.99	7.37	na	[1]
Tier 1 risk-based capital	10.22	7.57	6.00%
Total risk-based capital	14.32	11.68	10.00

[1]	There is no Tier 1 leverage ratio component in the definition of a well capitalized bank holding company.

The increased capital ratios at December 31, 2008 compared to December 31, 2007, reflect the impact of the issuance of common and preferred stock during the year offset by loan growth, increased after tax unrealized losses of $135.2 million on investment securities included in OCI, and the net loss applicable to common shareholders for 2008. The Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. As of December 31, 2008, the Company and each of its subsidiary banks exceeded the “well capitalized” guidelines under regulatory standards.

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

In September 2006, the U.S. banking regulators issued an interagency Advance Notice of Proposed Rulemaking (“NPR”) with regard to the U.S. implementation of the Basel II framework. Published in December 2007, the final rule requires banks with over $250 billion in consolidated total assets or on-balance sheet foreign exposure of $10 billion (core banks) to adopt the Advanced Approach of Basel II while allowing other banks to elect to “opt in.” We are not an “opt in” bank holding company, as the Company does not have in place the data collection and analytical capabilities necessary to adopt the Advanced Approach. However, we believe that the competitive advantages afforded to companies that do adopt the Advanced Approach may make it necessary for the Company to elect to “opt in” at some point, and we have begun investing in the required capabilities and required data. Whether or not this scenario emerges, our risk management will be well served by our continuing investment in more sophisticated analytical capabilities and in an enhanced data environment.

In July 2008, the U.S. banking regulators issued a proposed rule that would provide “noncore” banks with the option to adopt the Standardized Approach proposed in Basel II, replacing the previously proposed Basel 1A framework. While the Advanced Approach uses sophisticated mathematical models to measure and assign capital to specific risks, the Standardized Approach categorizes risks by type and then assigns capital requirements. We are evaluating the benefit of adopting the Standardized Approach.

However, in the near-term we believe that capital issued under the CPP and the potential for capital to be issued after a regulatory “stress test” administered pursuant to ARRA may override any consideration of any Basel II capital approach.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A beginning on page 110 and is hereby incorporated by reference.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2008, and has also issued an attestation report, which is included herein, on internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board (“PCAOB”).

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation

We have audited Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zions Bancorporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zions Bancorporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah

February 27, 2009

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation

We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zions Bancorporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 15 to the financial statements, Zions Bancorporation and subsidiaries adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, during 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah

February 27, 2009

CONSOLIDATED BALANCE SHEETS

ZIONS BANCORPORATION AND SUBSIDIARIES

DECEMBER 31, 2008 AND 2007

(In thousands, except share amounts)	2008	2007
ASSETS
Cash and due from banks	$1,475,976	1,855,155
Money market investments:
Interest-bearing deposits and commercial paper	2,332,759	726,446
Federal funds sold	83,451	102,225
Security resell agreements	286,707	671,537
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $1,443,555 and $702,148)	1,790,989	704,441
Available-for-sale, at fair value	2,676,255	5,134,610
Trading account, at fair value (includes $538 and $741 transferred as collateral under repurchase agreements)	42,064	21,849

	4,509,308	5,860,900
Loans:
Loans held for sale	200,318	207,943
Loans and leases	41,791,237	39,044,163

	41,991,555	39,252,106
Less:
Unearned income and fees, net of related costs	132,499	164,327
Allowance for loan losses	686,999	459,376

Loans and leases, net of allowance	41,172,057	38,628,403
Other noninterest-bearing investments	1,044,092	1,034,412
Premises and equipment, net	687,096	655,712
Goodwill	1,651,377	2,009,513
Core deposit and other intangibles	125,935	149,493
Other real estate owned	191,792	15,201
Other assets	1,532,241	1,238,417

	$55,092,791	52,947,414

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$9,683,385	9,618,300
Interest-bearing:
Savings and NOW	4,452,919	4,507,837
Money market	16,826,846	12,467,239
Time under $100,000	2,974,566	2,562,363
Time $100,000 and over	4,756,218	4,391,588
Foreign	2,622,562	3,375,426

	41,316,496	36,922,753
Securities sold, not yet purchased	35,657	224,269
Federal funds purchased	965,835	2,463,460
Security repurchase agreements	899,751	1,298,112
Other liabilities	669,111	644,375
Commercial paper	15,451	297,850
Federal Home Loan Bank advances and other borrowings:
One year or less	2,039,853	3,181,990
Over one year	128,253	127,612
Long-term debt	2,493,368	2,463,254

Total liabilities	48,563,775	47,623,675

Minority interest	27,320	30,939

Shareholders’ equity:
Preferred stock	1,581,834	240,000
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 115,344,813 and 107,116,505 shares	2,599,916	2,212,237
Retained earnings	2,433,363	2,910,692
Accumulated other comprehensive income (loss)	(98,958)	(58,835)
Deferred compensation	(14,459)	(11,294)

Total shareholders’ equity	6,501,696	5,292,800

	$55,092,791	52,947,414

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

ZIONS BANCORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands, except per share amounts)	2008	2007	2006
Interest income:
Interest and fees on loans	$2,646,112	2,823,382	2,438,324
Interest on loans held for sale	10,074	14,867	16,442
Lease financing	22,099	21,683	18,290
Interest on money market investments	47,780	43,699	24,714
Interest on securities:
Held-to-maturity – taxable	62,282	8,997	8,861
Held-to-maturity – nontaxable	25,368	25,150	22,909
Available-for-sale – taxable	151,139	255,039	272,252
Available-for-sale – nontaxable	7,170	9,200	8,630
Trading account	1,875	3,309	7,699

Total interest income	2,973,899	3,205,326	2,818,121

Interest expense:
Interest on savings and money market deposits	370,568	479,366	405,269
Interest on time and foreign deposits	342,325	472,353	315,569
Interest on short-term borrowings	178,875	218,696	164,335
Interest on long-term borrowings	110,485	152,959	168,224

Total interest expense	1,002,253	1,323,374	1,053,397

Net interest income	1,971,646	1,881,952	1,764,724
Provision for loan losses	648,269	152,210	72,572

Net interest income after provision for loan losses	1,323,377	1,729,742	1,692,152

Noninterest income:
Service charges and fees on deposit accounts	206,988	183,550	160,774
Other service charges, commissions and fees	167,669	170,564	150,204
Trust and wealth management income	37,752	36,532	29,970
Capital markets and foreign exchange	49,898	43,588	39,444
Dividends and other investment income	46,362	50,914	39,918
Loan sales and servicing income	24,379	38,503	54,193
Income from securities conduit	5,502	18,176	32,206
Fair value and nonhedge derivative income (loss)	(47,976)	(14,256)	620
Equity securities gains, net	793	17,719	17,841
Fixed income securities gains, net	849	3,019	6,416
Impairment losses on investment securities and valuation losses on securities purchased from Lockhart Funding	(317,112)	(158,208)	–
Other	15,588	22,243	19,623

Total noninterest income	190,692	412,344	551,209

Noninterest expense:
Salaries and employee benefits	810,501	799,884	751,679
Occupancy, net	114,175	107,438	99,607
Furniture and equipment	100,136	96,452	88,725
Other real estate expense	50,378	4,391	107
Legal and professional services	45,517	43,829	40,134
Postage and supplies	37,455	36,512	33,076
Advertising	30,731	26,920	26,465
FDIC premiums	19,858	6,514	5,429
Impairment losses on long-lived assets	3,134	–	1,304
Merger related expense	1,608	5,266	20,461
Amortization of core deposit and other intangibles	33,162	44,895	43,000
Other	228,308	232,487	220,450

Total noninterest expense	1,474,963	1,404,588	1,330,437

Impairment loss on goodwill	353,804	–	–

Income (loss) before income taxes and minority interest	(314,698)	737,498	912,924
Income taxes (benefit)	(43,365)	235,737	317,950
Minority interest	(5,064)	8,016	11,849

Net income (loss)	(266,269)	493,745	583,125
Preferred stock dividends	24,424	14,323	3,835

Net earnings (loss) applicable to common shareholders	$(290,693)	479,422	579,290

Weighted average common shares outstanding during the year:
Basic shares	108,908	107,365	106,057
Diluted shares	109,145	108,523	108,028

Net earnings (loss) per common share:
Basic	$(2.67)	4.47	5.46
Diluted	(2.66)	4.42	5.36

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

ZIONS BANCORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Total shareholders’ equity
(In thousands, except share and per share amounts)
		Shares	Amount
BALANCE, DECEMBER 31, 2005	$–	105,147,562	$2,156,732	2,179,885	(83,043)	(16,310)	4,237,264
Comprehensive income:
Net income				583,125			583,125
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(7,684)
Foreign currency translation					715
Reclassification for net realized gains on investments recorded in operations					(630)
Net unrealized gains on derivative instruments					8,548
Pension and postretirement					6,245

Other comprehensive income					7,194		7,194

Total comprehensive income							590,319
Issuance of preferred stock	240,000		(4,167)				235,833
Stock redeemed and retired		(308,359)	(24,994)				(24,994)
Net stock issued under employee plans and related tax benefits		1,881,681	113,843				113,843
Reclassification of deferred compensation, adoption of SFAS 123R			(11,111)			11,111	–
Dividends declared on preferred stock				(3,835)			(3,835)
Cash dividends on common stock, $1.47 per share				(156,986)			(156,986)
Change in deferred compensation						(4,421)	(4,421)

BALANCE, DECEMBER 31, 2006	240,000	106,720,884	2,230,303	2,602,189	(75,849)	(9,620)	4,987,023
Cumulative effect of change in accounting principle, adoption of FIN 48				10,408			10,408
Comprehensive income:
Net income				493,745			493,745
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(151,200)
Foreign currency translation					(6)
Reclassification for net realized losses on investments recorded in operations					60,811
Net unrealized gains on derivative instruments					106,929
Pension and postretirement					480

Other comprehensive income					17,014		17,014

Total comprehensive income							510,759
Common stock issued in acquisition		2,600,117	206,075				206,075
Stock redeemed and retired		(3,933,128)	(318,756)				(318,756)
Net stock issued under employee plans and related tax benefits		1,728,632	94,615				94,615
Dividends declared on preferred stock				(14,323)			(14,323)
Cash dividends on common stock, $1.68 per share				(181,327)			(181,327)
Change in deferred compensation						(1,674)	(1,674)

BALANCE, DECEMBER 31, 2007	240,000	107,116,505	2,212,237	2,910,692	(58,835)	(11,294)	5,292,800
Cumulative effect of change in accounting principle, adoption of SFAS 159				(11,471)	11,471		–
Comprehensive loss:
Net loss				(266,269)			(266,269)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(333,095)
Foreign currency translation					(5)
Reclassification for net realized losses on investments recorded in operations					181,524
Net unrealized gains on derivative instruments					131,443
Pension and postretirement					(31,461)

Other comprehensive loss					(51,594)		(51,594)

Total comprehensive loss							(317,863)
Issuance of preferred stock	1,339,185		(580)				1,338,605
Issuance of common stock and warrants		7,194,079	352,653				352,653
Stock issued under dividend reinvestment plan		39,857	1,261				1,261
Net stock issued under employee plans and related tax benefits		994,372	34,345				34,345
Dividends on preferred stock	2,649			(24,424)			(21,775)
Dividends on common stock, $1.61 per share				(175,165)			(175,165)
Change in deferred compensation						(3,165)	(3,165)

BALANCE, DECEMBER 31, 2008	$1,581,834	115,344,813	$2,599,916	2,433,363	(98,958)	(14,459)	6,501,696

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

ZIONS BANCORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(266,269)	493,745	583,125
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment and valuation losses on securities, goodwill, and long lived assets	674,050	158,208	1,304
Debt extinguishment cost	–	89	7,261
Provision for loan losses	648,269	152,210	72,572
Depreciation of premises and equipment	73,166	76,436	75,603
Amortization	67,035	48,537	49,445
Deferred income tax expense (benefit)	(231,241)	(158,702)	9,368
Share-based compensation	31,850	28,274	24,358
Excess tax benefits from share-based compensation	(1,059)	(11,815)	(14,689)
Gain (loss) allocated to minority interest	(5,064)	8,016	11,849
Equity securities gains, net	(793)	(17,719)	(17,841)
Fixed income securities gains, net	(849)	(3,019)	(6,416)
Net decrease (increase) in trading securities	(12,114)	41,587	38,126
Principal payments on and proceeds from sales of loans held for sale	1,125,840	1,166,724	1,150,692
Additions to loans held for sale	(1,135,131)	(1,230,790)	(1,119,723)
Net losses (gains) on sales of loans, leases and other assets	29,238	(17,243)	(26,548)
Income from increase in cash surrender value of bank-owned life insurance	(25,236)	(26,560)	(26,638)
Change in accrued income taxes	(128,793)	20,176	27,305
Change in accrued interest receivable	34,288	(7,521)	(42,498)
Change in other assets	307,783	44,177	89,164
Change in other liabilities	8,915	(7,697)	114,288
Change in accrued interest payable	(10,765)	(3,576)	31,020
Other, net	(9,171)	(20,637)	8,155

Net cash provided by operating activities	1,173,949	732,900	1,039,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	(1,202,709)	(829,632)	297,466
Proceeds from maturities of investment securities held-to-maturity	98,924	112,670	128,358
Purchases of investment securities held-to-maturity	(128,570)	(140,460)	(131,356)
Proceeds from sales of investment securities available-for-sale	575,811	795,915	671,706
Proceeds from maturities of investment securities available-for-sale	3,308,703	3,355,414	2,338,383
Purchases of investment securities available-for-sale	(3,009,274)	(4,537,371)	(2,777,647)
Proceeds from sales of loans and leases	294,480	68,579	218,104
Securitized loans purchased	(1,186,188)	–	–
Net increase in loans and leases	(2,482,320)	(3,907,965)	(4,855,115)
Net decrease (increase) in other noninterest-bearing investments	(674)	62,234	(28,864)
Proceeds from sales of premises and equipment and other assets	12,148	12,137	3,632
Purchases of premises and equipment	(114,164)	(103,223)	(122,432)
Proceeds from sales of other real estate owned	72,629	9,977	39,607
Net cash received from (paid for) acquisitions	688,940	27,263	(13,145)
Net cash received for net assets/liabilities on branches sold	–	11,174	–
Net cash received from sale of subsidiary	–	6,995	–

Net cash used in investing activities	(3,072,264)	(5,056,293)	(4,231,303)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

ZIONS BANCORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$3,661,680	931,098	2,339,338
Net change in short-term funds borrowed	(3,509,300)	3,743,292	1,182,425
Proceeds from FHLB advances and other borrowings over one year	3,500	–	4,962
Payments on FHLB advances and other borrowings over one year	(2,859)	(9,446)	(102,392)
Proceeds from issuance of long-term debt	28,495	296,289	395,000
Debt issuance and extinguishment costs	(675)	(151)	(7,858)
Payments on long-term debt	(157,111)	(274,957)	(529,963)
Proceeds from issuance of preferred stock	1,338,605	–	235,833
Proceeds from issuance of common stock and warrants	354,302	59,473	79,511
Payments to redeem common stock	(2,881)	(322,025)	(26,483)
Excess tax benefits from share-based compensation	1,059	11,815	14,689
Dividends paid on preferred stock	(21,775)	(14,323)	(3,835)
Dividends paid on common stock	(173,904)	(181,327)	(156,986)

Net cash provided by financing activities	1,519,136	4,239,738	3,424,241

Net increase (decrease) in cash and due from banks	(379,179)	(83,655)	232,220
Cash and due from banks at beginning of year	1,855,155	1,938,810	1,706,590

Cash and due from banks at end of year	$1,475,976	1,855,155	1,938,810

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,011,719	1,318,356	1,022,260
Income taxes	303,180	355,685	273,154
Noncash items:
Investment securities available-for-sale transferred to investment securities held-to-maturity	1,231,979	–	–
Loans transferred to other real estate owned	297,228	22,701	29,342
Acquisitions:
Common stock issued	–	206,075	–
Assets acquired	66,192	1,348,233	–
Liabilities assumed	737,116	1,142,158	–

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ZIONS BANCORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Zions Bancorporation (“the Parent”) is a financial holding company headquartered in Salt Lake City, Utah, which provides a full range of banking and related services through its banking subsidiaries in ten Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). Amegy and its parent, Amegy Bancorporation, Inc., were acquired in December 2005. TCBO was opened in October 2005 and is not expected to have a material effect on consolidated operations for several years. The Parent also owns and operates certain nonbank subsidiaries that engage in the development and sale of financial technologies and related services. Two of these subsidiaries, NetDeposit, Inc. and P5, Inc. (“P5”), were merged in 2008 to form NetDeposit, LLC (“NetDeposit”). Another subsidiary whose ownership was transferred from Zions Bank to the Parent in 2008, Welman Holdings, Inc. (“Welman”), provides wealth management services.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and prevailing practices within the financial services industry. This includes the guidance in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised from FIN 46. FIN 46(R) requires consolidation of a variable interest entity (“VIE”) when a company is the primary beneficiary of the VIE. See Note 6 for discussion regarding current and proposed accounting rules amending FIN 46(R).

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

SECURITY RESELL AGREEMENTS

Security resell agreements represent overnight and term agreements, the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either the Company or, in some instances, third parties on our behalf take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as a liability and included in the balance sheet as securities sold, not yet purchased. As of December 31, 2008, we held approximately $287 million of securities for which we were permitted by contract to sell or repledge. The majority of these securities have been either pledged or otherwise transferred to others in connection with our financing activities, or to satisfy our commitments under short sales. Security resell agreements averaged approximately $514 million during 2008, and the maximum amount outstanding at any month-end during 2008 was $768 million.

INVESTMENT SECURITIES

We classify our investment securities according to their purpose and holding period. Gains or losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

Held-to-maturity debt securities are stated at adjusted cost, net of unamortized premiums and unaccreted discounts. Adjusted cost is used due to the transfer during 2008 of certain available-for-sale securities to held-to-maturity. The Company has the intent and ability to hold such securities to maturity. Debt securities held for investment and marketable equity securities not accounted for under the equity method of accounting are classified as available-for-sale and recorded at fair value. Unrealized gains and losses of available-for-sale securities, after applicable taxes, are recorded as a component of other comprehensive income (“OCI”). Any declines in the value of debt securities and marketable equity securities that are considered other-than-temporary are recorded in noninterest income. The review for other-than-temporary impairment takes into account the severity and duration of the impairment, recent events specific to the issuer or industry, fair value in relationship to cost, extent and nature of change in fair value, creditworthiness of the issuer including external credit ratings and recent downgrades, trends and volatility of earnings, current analysts’ evaluations, and other key measures. In addition, we assess the Company’s intent and ability to hold the security for a period of time sufficient for a recovery in value, which may be maturity, taking into account our balance sheet management strategy and consideration of current and future market conditions.

Securities acquired for short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses are recorded in trading income.

The fair values of investment securities are estimated according to Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, as discussed in Note 21.

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

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses, or by charging down the loan to its value determined under the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan.

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

OTHER REAL ESTATE OWNED

Other real estate owned consists principally of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. Amounts are recorded at the lower of cost or fair value (less any selling costs) based on property appraisals at the time of transfer and periodically thereafter.

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

After a preliminary allowance for credit losses has been established for the loan portfolio segments, we perform an additional review of the adequacy of the allowance based on the loan portfolio in its entirety. This enables us to mitigate the imprecision inherent in most estimates of incurred credit losses and also supplements the allowance. This supplemental portion of the allowance includes our judgmental consideration of any additional amounts necessary for subjective factors such as economic uncertainties and excess concentration risks.

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

ASSET SECURITIZATIONS

When we sold receivables in securitizations of home equity loans and small business loans, we generally retained a cash reserve account, an interest-only strip, and in some cases a subordinated tranche, all of which were retained interests in the securitized receivables. Gain or loss on sale of the receivables depended in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. Quoted market prices were generally not available for retained interests. To obtain fair values, we estimated the present value of future expected cash flows using our best judgment of key assumptions, including credit losses, prepayment speeds and methods, forward yield curves, and discount rates commensurate with the risks involved.

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

BUSINESS COMBINATIONS

Business combinations are accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under this guidance, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition. Any excess of the cost of acquisition over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Results of operations of the acquired business are included in the statement of income from the date of acquisition. See Note 2 for a discussion of SFAS 141 (revised 2007) and SFAS 160, which significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interest in consolidated financial statements.

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets deemed to have indefinite lives are not amortized. As required by SFAS 142, we subject these assets to annual specified impairment tests as of the beginning of the fourth quarter and more frequently if changing conditions warrant. Core deposit assets and other intangibles with finite useful lives are generally amortized on an accelerated basis using an estimated useful life of up to 12 years.

DERIVATIVE INSTRUMENTS

We use derivative instruments including interest rate swaps and floors and basis swaps as part of our overall asset and liability duration and interest rate risk management strategy. These instruments enable us to manage desired asset and liability duration and to reduce interest rate exposure by matching estimated repricing periods of interest-sensitive assets and liabilities. We also execute derivative instruments with commercial banking customers to facilitate their risk management strategies. These derivatives are immediately hedged by offsetting derivatives such that we minimize our net risk exposure as a result of such transactions. As required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we record all derivatives at fair value in the balance sheet as either other assets or other liabilities. See further discussion in Note 7.

COMMITMENTS AND LETTERS OF CREDIT

In the ordinary course of business, we enter into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet.

SHARE-BASED COMPENSATION

Share-based compensation generally includes grants of stock options and restricted stock to employees and nonemployee directors. We account for share-based payments, including stock options, in accordance with SFAS No. 123(R), Share-Based Payment, and recognize them in the statement of income based on their fair values. See further discussion in Note 17.

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

Unrecognized tax benefits for uncertain tax positions relate primarily to state tax contingencies and are accounted for and disclosed in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. We adopted FIN 48 effective January 1, 2007. See further discussion in Note 15.

NET EARNINGS PER COMMON SHARE

Net earnings per common share is based on net earnings applicable to common shareholders which is net of preferred stock dividends. Basic net earnings per common share is based on the weighted average outstanding common shares during each year. Diluted net earnings per common share is based on the weighted average outstanding common shares during each year, including common stock equivalents. Diluted net earnings per common share excludes common stock equivalents whose effect is antidilutive.

2. OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No 141 (revised 2007), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. Among the most significant changes, SFAS 141(R) eliminates the step acquisition model under SFAS 141. Upon initially obtaining control, the acquirer will recognize 100% of all acquired assets (including goodwill) and all assumed liabilities regardless of the percentage owned. Certain transaction and restructuring costs must be expensed as incurred. Changes to the acquirer’s existing income tax valuation allowances and uncertainty accruals from a business combination must be recognized as an adjustment to current income tax expense and not to goodwill over the subsequent annual period. SFAS 160 changes the presentation of noncontrolling (or minority) interests in that all operating amounts attributable to a noncontrolling interest are included in the statement of income and remaining balances are included as a separate component of equity. Also required is the allocation of losses to a noncontrolling interest even when such losses result in a negative carrying balance. Retrospective application is required for comparative presentation. Both Statements are effective for the interim and annual reporting periods beginning after December 15, 2008. Management is currently evaluating the impact these Statements may have on the Company’s financial statements as they relate to future acquisitions, including the pending February 2009 acquisition related to Alliance Bank as discussed in Note 3. Minority interest of $27.3 million at December 31, 2008 will be reclassified to shareholders’ equity as of January 1, 2009 and reported as noncontrolling interests.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP clarifies that unvested share-based payment awards with rights to receive nonforfeitable dividends are participating securities and should be included in the computation of earnings per share. It is effective for interim and annual periods beginning after December 15, 2008 and requires prior period earnings per share information to be adjusted retrospectively. Management does not expect this FPS to have a significant impact on earnings per share information.

Additional recent accounting pronouncements are discussed where applicable throughout the Notes to Consolidated Financial Statements.

3. MERGER AND ACQUISITION ACTIVITY

Effective September 5, 2008, we acquired from the Federal Deposit Insurance Corporation (“FDIC”) the insured deposits and certain assets of the failed Silver State Bank, headquartered in Henderson, Nevada. The acquisition was made through our NSB and NBA subsidiaries and included approximately $737 million of deposits and $66 million of assets. The assets consisted primarily of deposit-secured loans, furniture, fixtures and equipment, and certain branch assets.

In September 2007, Amegy completed its acquisition for cash of Intercontinental Bank Shares Corporation (“Intercon”), including three branches located in San Antonio, Texas. Approximately $8.5 million in goodwill, $58 million in loans, and $105 million in deposits, including $98 million in core deposits, were added to the Company’s balance sheet.

In January 2007, we completed the acquisition of The Stockmen’s Bancorp, Inc. (“Stockmen’s”), headquartered in Kingman, Arizona. As of the date of acquisition, Stockmen’s had approximately $1.2 billion of total assets, $1.1 billion of total deposits, and a total of 43 branches—32 in Arizona and 11 in central California. Consideration of approximately $206.1 million consisted of 2.6 million shares of the Company’s common stock plus a small amount of cash paid for fractional shares. Stockmen’s parent company merged into the Parent and Stockmen’s banking subsidiary merged into NBA. Effective November 2, 2007, NBA completed the sale of the 11 California branches, which included approximately $169 million of loans and $190 million of deposits, resulting in no gain or loss. As of December 31, 2007, after giving effect to the sale of the branches, the acquisition resulted in approximately $106.1 million of goodwill and $30.6 million of core deposit and other intangibles.

In October 2006, we acquired the remaining minority interests of P5, a previous nonbank subsidiary (see Note 1). We had previously owned a majority interest in this investment. Net cash consideration of approximately $23.5 million was allocated $17.5 million to goodwill and $6.0 million to other intangible assets.

For the Stockmen’s and P5 acquisitions, Note 9 discusses the impairment losses in 2008 that reduced the recorded balances of goodwill at December 31, 2008.

Merger related expense of $1.6 million for 2008 included approximately $1.0 million for certain employee-related agreements from the Amegy acquisition in 2005. For 2007, merger related expense of $5.3 million related to the Amegy, Intercon and Stockmen’s acquisitions. For 2006, substantially all of the $20.5 million related to the Amegy acquisition.

On February 6, 2009, our CB&T subsidiary agreed to acquire from the FDIC the banking operations of the failed Alliance Bank, headquartered in Culver City, California. The acquisition includes approximately $1.1 billion of assets, including the entire loan portfolio, $1.0 billion of deposits, and five branches. The FDIC will assume certain amounts of credit losses under a loss sharing arrangement.

4. INVESTMENT SECURITIES

Investment securities are summarized as follows (in thousands):

	December 31, 2008
		Recognized in OCI [1]			Not recognized in OCI [1]
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$696,653	–	–	696,653	7,661	9,231	695,083
Asset-backed securities:
Trust preferred securities – banks and insurance	1,187,804	53	184,195	1,003,662	4,380	332,006	676,036
Trust preferred securities – real estate investment trusts	36,013	–	8,671	27,342	–	6,271	21,071
Other	76,323	48	13,139	63,232	644	12,611	51,265
Other debt securities	100	–	–	100	–	–	100

	$1,996,893	101	206,005	1,790,989	12,685	360,119	1,443,555

Available-for-sale
U.S. Treasury securities	$27,973	1,148	–	29,121			29,121
U.S. Government agencies and corporations:
Agency securities	323,371	2,813	975	325,209			325,209
Agency guaranteed mortgage-backed securities	406,462	5,308	1,655	410,115			410,115
Small Business Administration loan-backed securities	692,634	35	25,992	666,677			666,677
Municipal securities	177,938	2,312	252	179,998			179,998
Asset-backed securities:
Trust preferred securities – banks and insurance	806,537	3,457	149,367	660,627			660,627
Trust preferred securities – real estate investment trusts	26,880	–	2,983	23,897			23,897
Other	102,671	–	30,194	72,477			72,477

	2,564,466	15,073	211,418	2,368,121			2,368,121
Other securities:
Mutual funds and stock	308,134	–	–	308,134			308,134

	$2,872,600	15,073	211,418	2,676,255			2,676,255

[1]	Other comprehensive income

	December 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$704,441	5,811	8,104	702,148

Available-for-sale
U.S. Treasury securities	$52,281	731	12	53,000
U.S. Government agencies and corporations:
Agency securities	629,240	1,684	5,002	625,922
Agency guaranteed mortgage-backed securities	764,771	4,523	6,284	763,010
Small Business Administration loan-backed securities	788,509	505	18,134	770,880
Municipal securities	220,159	1,881	71	221,969
Asset-backed securities:
Trust preferred securities – banks and insurance	2,123,090	6,369	110,332	2,019,127
Trust preferred securities – real estate investment trusts	155,935	–	61,907	94,028
Small business loan-backed	182,924	318	1,168	182,074
Other	226,460	4,374	176	230,658

	5,143,369	20,385	203,086	4,960,668

Other securities:
Mutual funds and stock	173,922	20	–	173,942

	$5,317,291	20,405	203,086	5,134,610

As part of our ongoing review of the investment securities portfolio, we reassessed the classification of certain asset-backed and trust preferred collateralized debt obligation (“CDO”) securities. In the second and fourth quarters of 2008, we reclassified an aggregate of approximately $1.2 billion at fair value of available-for-sale (“AFS”) securities to held-to-maturity (“HTM”). The related unrealized pretax loss of approximately $273 million included in OCI remained in OCI and is being amortized as a yield adjustment through earnings over the remaining terms of the securities. No gain or loss was recognized at the time of reclassification. We consider the HTM classification to be more appropriate because we have the ability and the intent to hold these securities to maturity.

The amortized cost and estimated fair value of investment debt securities as of December 31, 2008 by contractual maturity are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Held-to-maturity		Available-for-sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$76,870	73,883	477,028	470,173
Due after one year through five years	299,428	298,562	765,614	755,668
Due after five years through ten years	217,171	209,861	467,750	431,460
Due after ten years	1,403,424	861,249	854,074	710,820

	$1,996,893	1,443,555	2,564,466	2,368,121

The following is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the securities have been in an unrealized loss position (in thousands):

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$5,121	141,135	4,110	36,207	9,231	177,342
Asset-backed securities:
Trust preferred securities – banks and insurance	13,991	19,239	502,210	511,103	516,201	530,342
Trust preferred securities – real estate investment trusts	–	–	14,942	21,072	14,942	21,072
Other	7,214	26,621	18,536	20,541	25,750	47,162

	$26,326	186,995	539,798	588,923	566,124	775,918

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$191	41,950	784	60,725	975	102,675
Agency guaranteed mortgage-backed securities	1,336	103,721	319	32,960	1,655	136,681
Small Business Administration loan-backed securities	2,523	170,443	23,469	483,628	25,992	654,071
Municipal securities	224	16,303	28	2,286	252	18,589
Asset-backed securities:
Trust preferred securities – banks and insurance	27,378	114,721	121,989	454,094	149,367	568,815
Trust preferred securities – real estate investment trusts	2,983	10,783	–	–	2,983	10,783
Other	24,050	40,337	6,144	20,750	30,194	61,087

	$58,685	498,258	152,733	1,054,443	211,418	1,552,701

	December 31, 2007
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$6,308	49,252	1,796	167,971	8,104	217,223

Available-for-sale
U.S. Treasury securities	$12	18,904	–	–	12	18,904
U.S. Government agencies and corporations:
Agency securities	19	15,219	4,983	153,465	5,002	168,684
Agency guaranteed mortgage-backed securities	571	82,323	5,713	345,593	6,284	427,916
Small Business Administration loan-backed securities	1,571	132,774	16,563	544,872	18,134	677,646
Municipal securities	10	1,745	61	3,729	71	5,474
Asset-backed securities:
Trust preferred securities – banks and insurance	80,340	1,530,433	29,992	403,463	110,332	1,933,896
Trust preferred securities – real estate investment trusts	61,907	60,869	–	–	61,907	60,869
Small business loan-backed	289	61,472	879	41,405	1,168	102,877
Other	176	188,247	–	–	176	188,247

	$144,895	2,091,986	58,191	1,492,527	203,086	3,584,513

We review investment debt securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly. OTTI losses on individual investment securities are recognized as a realized loss through earnings when it is probable that we will not collect all of the contractual cash flows or we determine we will be unable to hold the securities until a recovery of fair value, which may be maturity. OTTI losses include incurred credit losses and liquidity losses.

Our OTTI evaluation process follows the guidance of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, and FSP No. EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. This guidance requires the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectibility of debt securities, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in our securities portfolio. FSP EITF 99-20-1 was issued on January 12, 2009 and is effective for reporting periods ending after December 15, 2008. This FSP amends EITF 99-20 by eliminating the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, the FSP requires that OTTI be recognized as a realized loss through earnings when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. This requirement is consistent with the impairment model in SFAS 115.

In addition, our disclosure and related discussion of unrealized losses is presented pursuant to FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP FAS 115-1 replaces certain impairment evaluation guidance of EITF 03-1; however, the disclosure requirements of EITF 03-1 remain in effect. This FSP addresses the determination of when an investment is considered impaired, whether the impairment is considered to be other-than-temporary, and the measurement of an impairment loss. The FSP also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made.

Municipal securities

The HTM securities are purchased directly from the municipalities and are generally not rated by a credit rating agency. The AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair values of these securities are highly driven by interest rates. We perform annual or more frequent credit quality reviews as appropriate on these issues. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Asset-backed securities

Trust preferred securities—banks and insurance: These CDO securities are both fixed and variable rate pools of trust preferred securities related to banks and insurance companies. They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”) which are rating agencies registered with the Securities and Exchange Commission (“SEC”). They were purchased generally at par. Unrealized losses were caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads for asset-backed securities; and (3) general illiquidity in the market for CDOs. Our ongoing review of these securities in accordance with the previous discussion and our policy in Note 1 determined that OTTI should be recorded on certain of these securities. See subsequent summary.

Trust preferred securities—real estate investment trusts (“REIT”): These CDO securities are both fixed and variable rate pools of trust preferred securities related to real estate investment trusts, and rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit in addition to the same factors previously discussed for banks and insurance CDOs. Our ongoing review of these securities in accordance with the previous discussion and our policy in Note 1 determined that OTTI should be recorded on certain of these securities. See subsequent summary.

Other asset-backed securities: The majority of these CDO securities were purchased from Lockhart Funding, LLC (“Lockhart”) as discussed in Note 6 and were adjusted to fair value. Approximately $63 million consist of certain structured asset-backed CDOs (“ABS CDOs”) (also known as diversified structured finance CDOs) which have some exposure to subprime and home equity mortgage securitizations. Approximately $11 million of the collateral backing the ABS CDOs is subprime mortgage securitizations and $7 million is home equity credit line securitizations. Our ongoing review of these securities in accordance with the previous discussion and our policy in Note 1 determined that OTTI should be recorded on certain of these securities. See subsequent summary.

U.S. Government agencies and corporations

Agency securities: Unrealized losses were caused by changes in interest rates. The agency securities consist of discount notes and medium term notes issued by the Federal Agricultural Mortgage Corporation (“FAMC”), Federal Home Loan Bank (“FHLB”), Federal Farm Credit Bank and Federal Home Loan Mortgage Corporation (“FHLMC”). These securities are fixed rate and were purchased at premiums or discounts. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. In the latter half of 2008, the U.S. Government provided substantial liquidity to FHLMC to bolster its creditworthiness. Because the decline in fair value is generally attributable to interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Agency guaranteed mortgage-backed securities: Unrealized losses were caused by changes in interest rates. The agency mortgage-backed securities are comprised largely of fixed and variable rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), FAMC or FHLMC. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. In the latter half of 2008, the U.S. Government provided substantial liquidity to both FNMA and FHLMC to bolster their creditworthiness. Because the decline in fair value is generally attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Small Business Administration (“SBA”) loan-backed securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, and because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The following summarizes the amounts of recognized OTTI according to the previously discussed categories (in millions):

	2008			2007
	HTM	AFS	Total	HTM	AFS	Total
Asset-backed securities:
Trust preferred securities – banks and insurance	$(187.7)	(15.6)	(203.3)	–	–	–
Trust preferred securities – real estate investment trusts	–	(64.8)	(64.8)	–	(108.6)	(108.6)
Other (including ABS CDOs)	(20.0)	(15.9)	(35.9)	–	–	–

	$(207.7)	(96.3)	(304.0)	–	(108.6)	(108.6)

At December 31, 2008 and 2007, respectively, 632 and 807 HTM and 739 and 774 AFS investment securities were in an unrealized loss position.

The following summarizes gains and losses, including OTTI, that are recognized in the statement of income (in millions):

	2008		2007		2006
	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses
Investment securities:
Held-to-maturity	$–	208.5	–	–	–	–
Available-for-sale	4.6	110.2	6.5	159.5	18.5	17.4

Other noninterest-bearing investments:
Securities held byconsolidated SBICs	10.5	18.9	20.1	4.7	26.3	6.6
Other	20.1	13.1	0.4	0.3	3.5	–

	35.2	350.7	27.0	164.5	48.3	24.0

Net gains (losses)		$(315.5)		(137.5)		24.3

Statement of income information:
Impairment losses on investment securities		$(304.0)		(108.6)
Valuation losses on securities purchased from Lockhart Funding		(13.1)		(49.6)

		(317.1)		(158.2)
Equity securities gains, net		0.8		17.7		17.9
Fixed income securities gains, net		0.8		3.0		6.4

Net gains (losses)		$(315.5)		(137.5)		24.3

The valuation losses from purchases of certain Lockhart securities are discussed in Note 6.

As of December 31, 2008 and 2007, securities with an amortized cost of $1.8 billion and $2.7 billion, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. As described in Note 11, securities are also pledged as collateral for security repurchase agreements.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows at December 31 (in thousands):

	2008	2007
Loans held for sale	$200,318	207,943
Commercial lending:
Commercial and industrial	11,447,370	10,406,882
Leasing	431,139	502,601
Owner occupied	8,742,809	7,544,918

Total commercial lending	20,621,318	18,454,401
Commercial real estate:
Construction and land development	7,515,584	7,868,928
Term	6,196,165	5,334,385

Total commercial real estate	13,711,749	13,203,313
Consumer:
Home equity credit line	2,004,631	1,608,009
1-4 family residential	3,876,964	3,974,925
Construction and other consumer real estate	774,158	945,293
Bankcard and other revolving plans	373,972	347,248
Other	385,032	459,768

Total consumer	7,414,757	7,335,243
Foreign loans	43,413	51,206

Total loans	$41,991,555	39,252,106

Owner occupied and commercial term loans included unamortized premium of approximately $155.1 million and $127.6 million at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, loans with a carrying value of $9.4 billion and $6.4 billion, respectively, were included as blanket pledges of security for FHLB advances. Actual FHLB advances against these pledges were $128 million and $2,853 million at December 31, 2008 and 2007, respectively.

We sold loans totaling $950 million in 2008, $1,125 million in 2007, and $1,014 million in 2006 that were previously classified as held for sale. Income from loans sold, excluding servicing, was $9.7 million in 2008, $24.2 million in 2007, and $35.5 million in 2006. These income amounts include loans held for sale and loan securitizations, and exclude impairment losses on retained interests from loan securitizations.

Changes in the allowance for loan losses are summarized as follows (in thousands):

	2008	2007	2006
Balance at beginning of year	$459,376	365,150	338,399
Allowance of companies acquired	–	7,639	–
Allowance associated with purchased securitized loans	1,756	–	–
Allowance of loans and leases sold	(804)	(2,034)	–
Additions:
Provision for loan losses	648,269	152,210	72,572
Recoveries	21,026	15,095	19,971
Deductions:
Loan charge-offs	(414,687)	(78,684)	(65,792)
Reclassification to reserve for unfunded lending commitments	(27,937)	–	–

Balance at end of year	$686,999	459,376	365,150

The reclassification reflects a refinement in the reserving process to include in the reserve for unfunded lending commitments the reserves for all unfunded lending commitments, including unfunded portions of partially funded credits previously reserved for as part of the allowance for loan losses. The reserve is included in other liabilities in the balance sheet and was increased by the reclassification during the fourth quarter of 2008.

Nonaccrual loans were $946 million and $259 million at December 31, 2008 and 2007, respectively. Loans past due 90 days or more as to interest or principal and still accruing interest were $130 million and $77 million at December 31, 2008 and 2007, respectively.

Our recorded investment in impaired loans was $770 million and $226 million at December 31, 2008 and 2007, respectively. Impaired loans of $306 million and $103 million at December 31, 2008 and 2007 required an allowance of $52 million and $21 million, respectively, which is included in the allowance for loan losses. Contractual interest due on impaired loans was $38.9 million in 2008, $9.9 million in 2007, and $3.3 million in 2006. Interest collected on these loans and included in interest income was $4.7 million in 2008, $1.9 million in 2007, and $0.6 million in 2006. The average recorded investment in impaired loans was $499 million in 2008, $135 million in 2007, and $39 million in 2006.

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

Most of our business activity is with customers located in the states of Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, and Washington. The commercial loan portfolio is well diversified, consisting of nine major industry classification groupings based on Standard Industrial Classification codes. As of December 31, 2008, the larger concentrations of risk were in the commercial, real estate, and construction portfolios. See discussion in Note 18 regarding commitments to extend additional credit.

6. ASSET SECURITIZATIONS AND OFF-BALANCE SHEET ARRANGEMENT

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and related accounting pronouncements, provides accounting and reporting guidance for sales, securitizations, and servicing of receivables and other financial assets, secured borrowing and collateral transactions, and the extinguishment of liabilities.

On September 15, 2008, the FASB issued a proposed amendment, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, that among other things, would remove the concept of a qualifying special-purpose entity (“QSPE”) and remove the exception from applying FIN 46(R) to QSPEs. The proposed amendment would be effective for calendar-year companies beginning in 2010. Management is monitoring these developments as they relate to the operations and existence of Lockhart.

On December 11, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interest in Variable Interest Entities. This FSP is currently effective for December 31, 2008 reporting by public companies. It amends SFAS 140 and FIN 46(R) to expedite the effective date of the disclosure requirements in the proposed amendment to SFAS 140 discussed previously. The FSP requires additional disclosures regarding, among other things, a transferor’s continuing involvement in financial assets transferred to a special-purpose entity or a VIE and the impact of such involvement on its financial statements. The following disclosures include these additional requirements; however, as of December 31, 2008, our activity regarding the transfer of financial assets under SFAS 140 was not considered significant.

Zions Bank previously sold small business loans to securitization trusts held by Lockhart, an off-balance sheet QSPE securities conduit. Zions Bank had also sold home equity loans to a revolving securitization structure. No small business loans were sold during 2008, 2007 or 2006 and the sale of home equity loans was discontinued in December 2006. Zions Bank also had retained subordinated interests from these loan securitizations and the Company included them with other assets in the balance sheet.

The gain or loss on the sale of loans and receivables was the difference between the proceeds from the sale and the basis of the assets sold. The basis was determined by allocating the previous carrying amount between the assets sold and the retained interests, based on their relative fair values at the date of transfer. Fair values were based upon market prices at the time of sale for the assets and the estimated present value of future cash flows for the retained interests. Income recognized from previous securitizations, excluding servicing fees, was $2.3 million in 2007 and $4.7 million in 2006.

For these loan securitizations, Zions Bank retained servicing responsibilities and received servicing fees. A servicing asset was not established for most small business loan sales because the lack of an active market did not make it practicable to estimate the fair value of servicing.

As subsequently discussed in greater detail, during 2008, Zions Bank completed the purchase of all retained interests for prior years’ small business loan securitizations and recorded the previously sold loans on its balance sheet. Zions Bank also exercised its “cleanup call” rights and redeemed the remaining stated balances plus accrued interest of all home equity loans previously securitized. No gain or loss was recognized on any of these purchases or redemptions.

Certain cash flows between Zions Bank and the securitization structures are summarized as follows (in millions):

	2008	2007	2006
Proceeds from loans sold into revolving securitizations	$–	–	174
Purchases of loans previously securitized	(1,180)	–	–
Servicing fees received	6	17	23
Other cash flows received on retained interests[1]	317	84	94

Total	$(857)	101	291

[1]

Represents total cash flows received from retained interests other than servicing fees. Other cash flows include cash from interest-only strips and cash above the minimum required level in cash collateral accounts.

We recognized interest income on retained interests in small business loan securitizations in accordance with EITF 99-20. Interest income recognized on the retained interests up to the time of their purchase was $0.6 million in 2008, $10.6 million in 2007, and $12.7 million in 2006. These amounts did not include interest income on revolving securitizations which were accounted for similar to trading securities.

EITF 99-20 requires periodic updates of the assumptions used to compute estimated cash flows for retained interests and a comparison of the net present value of these cash flows to the carrying value. An impairment charge is required if the estimated fair value of the retained interests is less than carrying value. Based on adjustments to assumptions for prepayment speeds, discount rates, and expected credit losses, Zions Bank recorded impairment losses totaling $12.6 million in 2007 and $7.1 million in 2006 on the value of the retained interests from certain small business loan securitizations.

Servicing fee income on all securitizations was $6.1 million in 2008, $17.2 million in 2007, and $23.3 million in 2006. All amounts of interest income, impairment losses, and servicing fee income are included in loan sales and servicing income in the statement of income.

Zions Bank provides a liquidity facility for a fee to Lockhart, which was structured to purchase floating rate U.S. Government and AAA-rated securities with funds from the issuance of asset-backed commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee.

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

During 2008 and the fourth quarter of 2007, Zions Bank purchased an aggregate of $1,145 million and $895 million, respectively, of securities at book value from Lockhart. Of these purchases, $870 million and $55 million, respectively, were required by the Liquidity Agreement when the securities, and MBIA Inc. which insured certain of the securities, were downgraded below AA-. The remaining $275 million and $840 million, respectively, were due to the inability of Lockhart to issue a sufficient amount of commercial paper.

As a result of these purchases, Zions Bank recorded valuation losses of approximately $13.1 million in 2008 and $49.6 million in 2007, which were included in the statement of income with the $317.1 million in 2008 and $158.2 million in 2007 of “Impairment losses on investment securities and valuation losses on securities purchased from Lockhart Funding.”

The securities purchased in 2008 included $987 million which comprised the entire remaining small business loan securitizations created by Zions Bank and held by Lockhart. Upon dissolution of the securitization trusts (including a total of $170 million of related securities owned by the Parent), Zions Bank recorded $1,180 million of loans on its balance sheet including $23 million of premium. See further discussion of this premium in Note 21.

At December 31, 2008, the book value of Lockhart’s securities portfolio was approximately $738 million which exceeded the fair value by approximately $119 million. The securities portfolio consisted of $191 million of SBA loan-backed securities, $504 million of bank and insurance trust preferred CDOs, $36 million of REIT trust preferred CDOs, and $7 million of other securities.

The commitment of Zions Bank to Lockhart cannot exceed the book value of Lockhart’s securities portfolio. Lockhart is limited in size by program agreements, agreements with rating agencies, and the size of the liquidity facility.

As permitted by the governing documents, the Company has also purchased asset-backed commercial paper from Lockhart and held approximately $412 million on its balance sheet at December 31, 2008. The average amount of Lockhart commercial paper included in money market investments for 2008 was approximately $865 million. These purchases were made to provide liquidity to Lockhart due to ongoing contraction and disruptions in the asset-backed commercial paper markets. In November 2008, Lockhart elected to participate in the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”) Program. The CPFF is currently expected to expire on October 31, 2009. If at any given time the Company were to own more than 90% of Lockhart’s outstanding commercial paper (beneficial interest), Lockhart would cease to be a QSPE and the Company would be required to consolidate Lockhart in its financial statements. However, such consolidation would not be considered significant to the financial position of the Company.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

SFAS 133, as currently amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161, among other things, requires greater transparency in disclosing information about derivatives including the objectives for their use, the volume of derivative activity, tabular disclosure of financial statement amounts, and any credit-risk-related features. The Statement is effective for annual and interim financial statements beginning after November 15, 2008. Management does not expect the requirements of this Statement to have a significant impact on the Company’s financial statements and related disclosures.

In June 2008, the FASB issued a proposed amendment, Accounting for Hedging Activities, an amendment of FASB Statement No. 133, that would change current practices for hedge accounting. The “highly effective” hedging requirement would be replaced by a “reasonably effective” requirement. However, the shortcut method to assess effectiveness for interest rate swaps would be eliminated. The proposal is expected to take effect for annual and interim periods after June 15, 2009. Management is evaluating the impact this proposal may have on its hedging activities.

As required by SFAS 133, we record all derivatives on the balance sheet at fair value. See Note 21 for a discussion of the application of SFAS 157 in determining the fair value of derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Our objective in using derivatives is to add stability to interest income or expense, to modify the duration of specific assets or liabilities as we consider advisable, and to manage exposure to interest rate movements or other identified risks. To accomplish this objective, we use interest rate swaps and floors as part of our cash flow hedging strategy. These derivatives are used to hedge the variable cash flows associated with designated commercial loans. We use fair value hedges to manage interest rate exposure to certain long-term debt. As of December 31, 2008, no derivatives were designated for hedges of investments in foreign operations.

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

Selected information with respect to notional amounts, recorded gross fair values, and related income (expense) of derivative instruments is summarized as follows (in thousands):

	December 31, 2008			Year ended December 31, 2008			December 31, 2007			Year ended December 31, 2007
	Notional amount	Fair value		Interest income (expense)	Other income (expense)	Offset to interest expense	Notional amount	Fair value		Interest income (expense)	Other income (expense)	Offset to interest expense
		Asset	Liability					Asset	Liability
Cash flow hedges
Interest rate swaps	$2,405,000	237,912	–	67,134			3,400,000	133,954	–	(39,114)
Interest rate floors	255,000	8,106	–	392			–	–	–	–

	2,660,000	246,018	–	67,526			3,400,000	133,954	–	(39,114)
Nonhedges
Interest rate swaps	266,726	6,375	6,093		(18,984)		323,934	508	508		(123)
Interest rate swaps for customers	2,739,173	104,100	107,270		2,436		1,924,115	28,752	28,752		4,049
Energy commodity swaps for customers	645,417	50,063	50,065		390		1,047,928	66,393	66,393		710
Basis swaps	1,795,000	–	14,693		(18,332)		2,815,000	409	8,349		(14,629)

	5,446,316	160,538	178,121		(34,490)		6,110,977	96,062	104,002		(9,993)
Fair value hedges
Long-term debt	1,400,000	235,704	–			35,074	1,400,000	77,436	–			1,989

Total	$9,506,316	642,260	178,121	67,526	(34,490)	35,074	10,910,977	307,452	104,002	(39,114)	(9,993)	1,989

At December 31, 2008 in accordance with SFAS 157, the fair values of derivative assets and liabilities were reduced by net credit valuation adjustments of $12.5 million and $5.0 million, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

Effective January 1, 2008, we adopted the provisions of FSP FIN 39-1, Offsetting of Amounts Related to Certain Contracts. FSP FIN 39-1 permits entities to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. At December 31, 2008, cash collateral was used to reduce recorded amounts of derivative assets by approximately $247 million and derivative liabilities by approximately $2 million.

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

Other income (expense) from nonhedge interest rate and basis swaps is included in fair value and nonhedge derivative income (loss) in the statement of income. Interest income on fair value hedges is used to offset interest expense on long-term debt. The change in net unrealized gains or losses for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in shareholders’ equity and comprehensive income.

Amounts for hedge ineffectiveness on the Company’s cash flow hedging relationships are included in fair value and nonhedge derivative income (loss). For 2008 and 2006, these amounts were immaterial. For 2007, the amount was a gain of approximately $0.3 million. During 2008, we also included a loss of $1.7 million that was reclassified from other comprehensive income when it became probable that the hedged forecasted transactions would not occur.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in accumulated other comprehensive income for swap hedges, are accreted or amortized generally on a straight-line basis to interest income or expense over the period to their previously stated maturity dates.

Amounts reported in accumulated other comprehensive income related to derivatives are reclassified to interest income as interest payments are received on variable rate loans and as amounts for terminated hedges are amortized to earnings. The change in net unrealized gains or losses on cash flow hedges discussed above reflects a reclassification of net unrealized gains or losses from accumulated other comprehensive income to interest income, as disclosed in Note 14. For 2009, we estimate that an additional $124 million of gains and accretion/amortization will be reclassified.

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31 (in thousands):

	2008	2007
Land	$181,849	169,941
Buildings	412,026	380,337
Furniture and equipment	574,162	528,411
Leasehold improvements	117,432	117,822

Total	1,285,469	1,196,511
Less accumulated depreciation and amortization	598,373	540,799

Net book value	$687,096	655,712

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Core deposit and other intangible assets and related accumulated amortization are as follows at December 31 (in thousands):

	Gross carrying amount		Accumulated amortization		Net carrying amount
	2008	2007	2008	2007	2008	2007
Core deposit intangibles	$226,700	287,973	(119,650)	(167,102)	107,050	120,871
Customer relationships and other intangibles	52,350	52,350	(33,465)	(23,728)	18,885	28,622

	$279,050	340,323	(153,115)	(190,830)	125,935	149,493

The amount of amortization expense of core deposit and other intangible assets is separately reflected in the statement of income. At December 31, 2008, we had $0.8 million of other intangible assets with indefinite lives.

Estimated amortization expense for core deposit and other intangible assets is as follows for the five years succeeding December 31, 2008 (in thousands):

2009	$26,362
2010	22,716
2011	17,249
2012	14,570
2013	12,402

Changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Zions Bank	CB&T	Amegy	NBA	NSB	Vectra	TCBW	Other	Consolidated Company
Balance as of December 31, 2006	$21,899	382,119	1,242,942	62,397	21,051	151,465	–	18,644	1,900,517
Goodwill acquired during the year	1,624		8,477	106,128					116,229
Goodwill of subsidiary sold	(1,785)								(1,785)
Tax benefit realized from share-based awards converted in acquisition			(2,069)						(2,069)
Goodwill reclassified		(3,095)	(284)						(3,379)

Balance as of December 31, 2007	21,738	379,024	1,249,066	168,525	21,051	151,465	–	18,644	2,009,513
Goodwill of subsidiary transferred	(2,224)							2,224	–
Purchase accounting adjustments				45					45
Impairment losses				(168,570)	(21,051)	(151,465)		(12,718)	(353,804)
Tax benefit realized from share-based awards converted in acquisition			(120)						(120)
Goodwill reclassified			4					(4,261)	(4,257)

Balance as of December 31, 2008	$19,514	379,024	1,248,950	–	–	–	–	3,889	1,651,377

The acquisitions in 2007 of Intercon (by Amegy) and Stockmen’s (by NBA) resulted in goodwill of $8.5 million and $106.1 million, respectively, and are discussed further in Note 3. The tax benefits realized from share-based awards are discussed in Note 17.

In 2008, the $4.3 million reclassification of goodwill from the other segment related to the release of the valuation allowance established for the acquired P5 net operating loss carryforwards, as further discussed in Note 15. In 2007, the $3.1 million reclassification of goodwill at CB&T was to other liabilities and resulted from the recognition under FIN 48 of the remaining acquired state net operating loss carryforward benefits following the completion of a state tax examination.

The transfer of $2.2 million of goodwill resulted when the Parent acquired Welman from Zions Bank.

The impairment losses totaling $353.8 million reflect our company-wide annual impairment testing as of October 1, 2008 that was updated to December 31, 2008 due to continued market deterioration in the fourth quarter. The losses reflect impairment of all of the goodwill at the three subsidiary bank reporting segments and substantially all of the goodwill at P5 which is included in the other segment. The amount of the losses was determined based on the calculation process specified in SFAS 142, which compares carrying value to the estimated fair values of assets and liabilities. These fair values were estimated with the assistance of independent valuation consultants utilizing the provisions of SFAS 157. The estimation process took into account both market value and transaction value approaches including management estimates of projected discounted cash flow. Where applicable, we used recent valuations and transactions from banks similar in size, operations and geography to our subsidiary banks.

10. DEPOSITS

At December 31, 2008, the scheduled maturities of all time deposits were as follows (in thousands):

2009	$7,395,140
2010	458,080
2011	183,930
2012	96,626
2013	98,616
Thereafter	2,564

$8,234,956

At December 31, 2008, the contractual maturities of domestic time deposits with a denomination of $100,000 and over were as follows: $1,817 million in 3 months or less, $978 million over 3 months through 6 months, $1,590 million over 6 months through 12 months, and $371 million over 12 months.

Domestic time deposits $100,000 and over were $4.8 billion and $4.4 billion at December 31, 2008 and 2007, respectively. Foreign time deposits $100,000 and over were $504 million and $1,113 million at December 31, 2008 and 2007, respectively.

Deposit overdrafts reclassified as loan balances were $39 million and $35 million at December 31, 2008 and 2007, respectively.

11. SHORT-TERM BORROWINGS

Selected information for certain short-term borrowings is as follows (in thousands):

	2008	2007	2006
Federal funds purchased:
Average amount outstanding	$1,768,782	2,166,652	1,747,256
Weighted average rate	2.20%	5.06%	5.06%
Highest month-end balance	$2,379,055	2,865,076	2,586,072
Year-end balance	965,835	2,463,460	1,993,483
Weighted average rate on outstandings at year-end	0.33%	3.84%	5.16%

Security repurchase agreements:
Average amount outstanding	$964,801	1,044,465	1,090,452
Weighted average rate	1.50%	3.73%	3.33%
Highest month-end balance	$1,218,507	1,298,112	1,225,107
Year-end balance	899,751	1,298,112	934,057
Weighted average rate on outstandings at year-end	0.41%	3.07%	3.60%

These short-term borrowings generally mature in less than 30 days. Our participation in security repurchase agreements is on an overnight or term basis. Certain overnight agreements are performed with sweep accounts in conjunction with a master repurchase agreement. In this case, securities under our control are pledged for and interest is paid on the collected balance of the customers’ accounts. For term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. As of December 31, 2008, overnight security repurchase agreements were $605 million and term security repurchase agreements were $295 million.

FHLB short-term advances and other borrowings one year or less are summarized as follows at December 31 (in thousands):

	2008	2007
FHLB short-term advances	$–	2,725,000
Other borrowings, one-year senior medium-term notes, 4.5% - 5.65%	235,489	–
Federal Reserve auction borrowings, 0.42% - 1.39%	1,800,000	450,000
Other	4,364	6,990

	$2,039,853	3,181,990

The senior medium term notes mature at various dates through August 2009 (see also Note 13). At December 31, 2008, the average remaining maturities of Federal Reserve borrowings were 33 days.

The FHLB advances were borrowed by subsidiary banks under their lines of credit that are secured under blanket pledge arrangements. The subsidiary banks maintain unencumbered collateral with carrying amounts adjusted for the types of collateral pledged, equal to at least 100% of the outstanding advances. At December 31, 2008, the amount available for FHLB advances was approximately $8.8 billion. An additional $666 million could be borrowed upon the pledging of additional available collateral.

The Federal Reserve borrowings were made by subsidiary banks through the Term Auction Facility. Amounts that the subsidiary banks can borrow are based upon the amount of collateral pledged to a Federal Reserve Bank. At December 31, 2008, the amount available for additional Federal Reserve borrowings was approximately $4.3 billion. An additional $1.3 billion could be borrowed upon the pledging of additional available collateral.

The Company also had short-term commercial paper outstanding at December 31, 2008 of $15.5 million at rates ranging from 0.46% to 3.55% and $297.9 million at December 31, 2007.

12. FEDERAL HOME LOAN BANK LONG-TERM ADVANCES AND OTHER BORROWINGS

FHLB long-term advances over one year are as follows at December 31 (in thousands):

	2008	2007
FHLB long-term advances, 3.66% - 7.30%	$128,253	127,612

The weighted average interest rate on FHLB advances outstanding was 5.6% and 5.7% at December 31, 2008 and 2007, respectively.

Interest expense on FHLB advances and other borrowings over one year was $7.4 million in 2008, $7.5 million in 2007, and $8.6 million in 2006.

Maturities of FHLB advances with original maturities over one year are as follows at December 31, 2008 (in thousands):

2009	$1,795
2010	101,619
2011	2,592
2012	1,521
2013	1,941
Thereafter	18,785

$128,253

13. LONG-TERM DEBT

Long-term debt at December 31 is summarized as follows (in thousands):

	2008	2007
Junior subordinated debentures related to trust preferred securities	$461,888	462,033
Subordinated notes	1,706,603	1,547,727
Senior medium-term notes	324,125	450,655
Capital lease obligations and other	752	2,839

	$2,493,368	2,463,254

The preceding amounts represent the par value of the debt adjusted for any unamortized premium or discount or other basis adjustments including the value of associated hedges.

Junior subordinated debentures related to trust preferred securities primarily include Zions Capital Trust B (“ZCTB”), Amegy Statutory Trusts I, II and III (“Amegy Trust I, II or III”), and Stockmen’s Statutory Trusts II and III (“Stockmen’s Trust II or III”) as follows at December 31, 2008 (in thousands):

	Balance	Interest rate	Early redemption	Maturity
ZCTB	$293,815	8.00%	Currently	Sep 2032
			redeemable
Amegy Trust I	51,547	3mL+2.85%[1]	Currently	Dec 2033
		(4.72%)	redeemable
Amegy Trust II	36,083	3mL+1.90%[1]	Oct 2009	Oct 2034
		(6.72%)
Amegy Trust III	61,856	3mL+1.78%[1]	Dec 2009	Dec 2034
		(3.78%)
Stockmen’s Trust II	7,732	3mL+3.15%[1]	Currently	Mar 2033
		(4.62%)	redeemable
Stockmen’s Trust III	7,754	3mL+2.89%[1]	Mar 2009	Mar 2034
		(4.76%)
Intercontinental Statutory Trust I	3,101	3mL+2.85%[1]	Mar 2009	Mar 2034
		(4.72%)

	$461,888

[1]

Designation of “3mL” is three-month LIBOR (London Interbank Offer Rate); effective interest rate at the beginning of the accrual period commencing on or before December 31, 2008 is shown in parenthesis.

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

Subordinated notes consist of the following at December 31, 2008 (in thousands):

Interest rate	Balance	Par amount	Maturity
5.65%	$346,308	300,000	May 2014
6.00%	590,606	500,000	Sep 2015
5.50%	694,689	600,000	Nov 2015
3mL+1.25%[1]	75,000	75,000	Sep 2014
(2.75%)

	$1,706,603

[1]	Designation of “3mL” is three-month LIBOR; effective interest rate at the beginning of the accrual period commencing on or before December 31, 2008 is shown in parenthesis.

These notes are unsecured and are not redeemable prior to maturity. Interest is payable semiannually. We hedged the fixed-rate notes with LIBOR-based floating interest rate swaps whose recorded fair values aggregated $235.7 million and $77.4 million at December 31, 2008 and 2007, respectively. We account for all swaps associated with long-term debt as fair value hedges in accordance with SFAS 133, as discussed in Note 7. The floating rate notes were issued by Amegy.

Senior medium-term notes consist of the following at December 31, 2008 (in thousands):

Interest rate	Balance	Interest payments	Early redemption	Maturity
3mL+1.5%[1]	$295,630	Quarterly	Currently	Dec 2009
(3.69%)			redeemable
5.25% - 5.45%	28,495	Semiannually	na	May - June 2010

	$324,125

[1]	Designation of “3mL” is three-month LIBOR; effective interest rate at the beginning of the accrual period commencing on or before December 31, 2008 is shown in parenthesis.

These unsecured notes have been issued under a shelf registration filed with the SEC. The fixed-rate two-year notes were sold via the Company’s online auction process and direct sales.

Interest expense on long-term debt was $103.1 million in 2008, $145.4 million in 2007, and $159.6 million in 2006. Interest expense was reduced by $35.1 million in 2008, $2.0 million in 2007, and $1.0 million in 2006 as a result of the associated hedges.

Maturities on long-term debt are as follows for the years succeeding December 31, 2008 (in thousands):

	Consolidated	Parent only
2009	$295,920	295,630
2010	28,712	28,495
2011	–	–
2012	–	–
2013	–	–
Thereafter	1,933,001	1,707,932

	$2,257,633	2,032,057

These maturities do not include basis adjustments and the associated hedges. The Parent only maturities at December 31, 2008 include $309.3 million of junior subordinated debentures payable to ZCTB and Stockmen’s Trust II and III after 2013.

On January 15, 2009, we issued $254.9 million of senior floating rate notes due June 21, 2012 at a coupon rate of three-month LIBOR plus 37 basis points. The debt is guaranteed under the FDIC’s Temporary Liquidity Guarantee Program that became effective on November 21, 2008.

14. SHAREHOLDERS’ EQUITY

We have 3,000,000 authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid quarterly in arrears. Redemption of the preferred stock is at the Company’s option. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. The Series A and C shares are registered with the SEC.

Preferred stock at December 31 is summarized as follows (dollar amounts in thousands):

	Rate	Earliest redemption date	Shares outstanding	Carrying value
				2008	2007
Series A	Floating	December 15, 2011	240,000	$240,000	240,000
Series C	9.50%	September 15, 2013	46,949	46,949	–
Series D, TARP Capital Purchase Program	5.00%	November 15, 2011	1,400,000	1,294,885	–

				$1,581,834	240,000

The Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock was issued in December 2006 in the form of 9,600,000 depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. Dividends are computed at an annual rate equal to the greater of three-month LIBOR plus 0.52%, or 4.0%. Dividend payments are made on the 15th day of March, June, September, and December.

The Series C 9.50% Non-Cumulative Perpetual Preferred Stock offering was completed on July 2, 2008. The offering was issued in the form of 1,877,971 depositary shares representing a 1/40th ownership interest in a share of the preferred stock. The offering was sold primarily by Zions Direct, Inc., the Company’s broker/dealer subsidiary, via an online auction process and by direct sales. Generally, the other terms and conditions, including the dividend payment dates, are the same as the Series A preferred stock.

The Series D Fixed-Rate Cumulative Perpetual Preferred Stock was issued on November 14, 2008 to the U.S. Department of the Treasury for $1.4 billion. The Emergency Economic Stabilization Act of 2008 authorized the U.S. Treasury to appropriate funds to eligible financial institutions participating in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The capital investment includes the issuance of preferred shares of the Company and a warrant to purchase common shares pursuant to a Letter Agreement and a Securities Purchase agreement (collectively “the Agreement”). The preferred shares are ranked pari passu with the Series A and C preferred shares. The dividend rate of 5% increases to 9% after the first five years. Dividend payments are made on the 15th day of February, May, August, and November. The warrant allows the U.S. Treasury to purchase up to 5,789,909 shares of the Company’s common stock exercisable over a 10-year period at a price per share of $36.27. The preferred shares and the warrant qualify for Tier 1 regulatory capital. The Agreement subjects the Company to certain restrictions and conditions including those related to common dividends, share repurchases, executive compensation, and corporate governance.

We recorded the total $1.4 billion of the preferred shares and the warrant at their relative fair values of $1,292.2 million and $107.8 million, respectively. The difference from the par amount of the preferred shares is accreted to preferred stock over five years using the interest method with a corresponding adjustment to preferred dividends.

During September 8-11, 2008, the Company issued $250 million of new common stock consisting of 7,194,079 shares at an average price of $34.75 per share. Net of issuance costs and fees, this issuance added $244.9 million to common stock.

In 2007 and 2006 under our stock repurchase plan, we repurchased 3,933,128 common shares at a cost of $318.8 million and 308,359 common shares at a cost of $25.0 million, respectively. Repurchased shares were included in stock redeemed and retired in the statements of changes in shareholders’ equity and comprehensive income. We also repurchased $2.9 million in 2008, $3.2 million in 2007, and $1.5 million in 2006 of common shares related to the Company’s restricted stock employee incentive program.

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total
BALANCE, DECEMBER 31, 2005	$(10,772)	(50,264)	(22,007)	(83,043)

Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $4,759	(7,684)			(7,684)
Foreign currency translation	715			715
Reclassification for net realized gains recorded in operations, net of income tax expense of $391	(630)			(630)
Net unrealized gains on derivative instruments, net of reclassification to operations of $(39,984) and income tax expense of $4,572		8,548		8,548
Pension and postretirement, net of income tax expense of $4,055			6,245	6,245

Other comprehensive income (loss)	(7,599)	8,548	6,245	7,194

BALANCE, DECEMBER 31, 2006	(18,371)	(41,716)	(15,762)	(75,849)

Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $93,658	(151,200)[1]			(151,200)
Foreign currency translation	(6)			(6)
Reclassification for net realized losses recorded in operations, net of income tax benefit of $42,541	60,811 [1]			60,811
Net unrealized gains on derivative instruments, net of reclassification to operations of $(39,114) and income tax expense of $67,375		106,929		106,929
Pension and postretirement, net of income tax expense of $395			480	480

Other comprehensive income (loss)	(90,395)	106,929	480	17,014

BALANCE, DECEMBER 31, 2007	(108,766)	65,213	(15,282)	(58,835)

Cumulative effect of change in accounting principle, adoption of SFAS 159	11,471			11,471
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $215,384	(333,095)[1]			(333,095)
Foreign currency translation	(5)			(5)
Reclassification for net realized losses recorded in operations, net of income tax benefit of $119,597	181,524 [1]			181,524
Net unrealized gains on derivative instruments, net of reclassification to operations of $65,862 and income tax expense of $82,653		131,443		131,443
Pension and postretirement, net of income tax benefit of $20,401			(31,461)	(31,461)

Other comprehensive income (loss)	(151,576)	131,443	(31,461)	(51,594)

BALANCE, DECEMBER 31, 2008	$(248,871)	196,656	(46,743)	(98,958)

[1]	Includes the net after-tax effect of approximately $183.4 million in 2008 and $64.1 million in 2007 from impairment losses on securities, as discussed in Note 4.

As discussed in Note 21, we adopted the SFAS 159 fair value option as of January 1, 2008 for certain securities. The cumulative effect of this adoption decreased retained earnings and increased accumulated other comprehensive income by $11.5 million.

Deferred compensation at year-end consists of the cost of the Company’s common stock held in rabbi trusts established for certain employees and directors. We consolidate the fair value of invested assets of the trusts along with the total obligations and include them in other assets and other liabilities, respectively, in the balance sheet. At December 31, 2008 and 2007, total invested assets were approximately $53.7 million and $74.3 million and total obligations were approximately $68.1 million and $85.6 million, respectively.

Upon the adoption of SFAS 123(R) in 2006, we reclassified deferred compensation of $11.1 million to common stock. This consisted of $3.9 million for the value of Amegy’s nonvested restricted stock and stock options and $7.2 million for the unearned portion of restricted stock previously issued by the Company.

15. INCOME TAXES

Income taxes (benefit) are summarized as follows (in thousands):

	2008	2007	2006
Federal:
Current	$170,268	351,215	261,423
Deferred	(198,145)	(132,541)	7,705

	(27,877)	218,674	269,128
State:
Current	17,608	43,224	47,158
Deferred	(33,096)	(26,161)	1,664

	(15,488)	17,063	48,822

	$(43,365)	235,737	317,950

Income tax expense (benefit) computed at the statutory federal income tax rate of 35% reconciles to actual income tax expense (benefit) as follows (in thousands):

	2008	2007	2006
Income tax expense at statutory federal rate	$(110,144)	258,124	319,523
State income taxes, net	(4,883)	19,696	31,734
Uncertain state tax positions under FIN 48, including interest and penalties	(5,184)	(8,605)	–
Nondeductible goodwill impairment	115,774	–	–
Other nondeductible expenses	3,461	4,141	5,299
Nontaxable income	(27,763)	(25,268)	(25,905)
Tax credits and other taxes	(7,766)	(7,267)	(5,999)
Other	(6,860)	(5,084)	(6,702)

	$(43,365)	235,737	317,950

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands):

	2008	2007
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$275,427	178,874
Pension and postretirement	31,367	12,536
Deferred compensation	58,255	55,563
Deferred loan fees	3,661	2,897
Other real estate owned	11,695	510
Accrued severance costs	2,654	2,799
Loan sales	6,047	15,819
Security investments and derivative fair value adjustments	212,365	95,546
Equity investments	21,343	6,868
Other	21,964	11,757

	644,778	383,169
Valuation allowance	–	(4,261)

Total deferred tax assets	644,778	378,908

Gross deferred tax liabilities:
Core deposits and purchase accounting	(46,199)	(52,963)
Premises and equipment, due to differences in depreciation	(3,530)	(1,713)
FHLB stock dividends	(15,168)	(14,179)
Leasing operations	(87,939)	(81,794)
Prepaid expenses	(7,076)	(5,680)
Prepaid pension reserves	(5,540)	(4,930)
Other	(29)	(6,394)

Total deferred tax liabilities	(165,481)	(167,653)

Net deferred tax assets	$479,297	211,255

The amount of net deferred tax assets is included with other assets on the balance sheet. We analyze the deferred tax assets to determine whether a valuation allowance is required based on the more-likely-than-not criteria that such assets will be realized principally through future taxable income. This criteria takes into account the history of growth in earnings and the prospects for continued growth and profitability. The $4.3 million valuation allowance at December 31, 2007 was for net operating loss carryforwards included in our 2006 acquisition of the remaining minority interests of P5, as discussed in Note 3. The merger of P5 into NetDeposit during 2008 will allow the Company to utilize the benefits of the acquired P5 net operating loss carryforwards, thus eliminating the requirement for a valuation allowance at December 31, 2008. As discussed in Note 9, the release of this valuation allowance during 2008 was reclassified from goodwill. The Company used $6.3 million during 2008 of the $11.1 million in carryforwards that existed at December 31, 2007, resulting in $4.8 million in carryforwards remaining at December 31, 2008, which expire through 2025. We have also determined that a valuation allowance is not required for any other deferred tax assets.

We have an agreement that awarded us a $100 million allocation of tax credit authority under the Community Development Financial Institutions Fund established by the U.S. Government. The program allows us to invest up to $100 million in a wholly-owned subsidiary, which makes qualifying loans and investments. In return, we receive federal income tax credits that are recognized over seven years, including the year in which the funds were invested in the subsidiary. We recognize these tax credits for financial reporting purposes in the same year the tax benefit is recognized in our tax return. As of December 31, 2007, we had invested the entire $100 million allocation. The resulting tax credits which reduced income tax expense were approximately $5.8 million in 2008, $5.6 million in 2007, and $4.5 million in 2006.

Effective January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48, as amended, prescribes a more-likely-than-not threshold for the financial statement recognition of uncertain tax positions and clarifies the definition of settlement with the taxing authority. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We have a FIN 48 liability for unrecognized tax benefits relating to uncertain tax positions primarily for various state tax contingencies in several jurisdictions. As a result of adopting FIN 48, we reduced this liability by approximately $10.4 million at January 1, 2007 and recognized a cumulative effect adjustment as an increase to retained earnings. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits subsequent to the cumulative effect adjustment is as follows (in thousands):

	2008	2007
Balance at beginning of year	$29,717	46,341
Tax positions related to current year:
Additions	676	1,708
Reductions	–	–
Tax positions related to prior years:
Additions	–	–
Reductions	(7,641)	(8,277)
Settlements with taxing authorities	(5,675)	–
Lapses in statutes of limitations	–	(10,055)

Balance at end of year	$17,077	29,717

At December 31, 2008 and 2007, the FIN 48 liability included approximately $10.8 million and $19.1 million, respectively, (net of the federal tax benefit on state issues) related to unrecognized tax benefits that, if recognized, would affect the effective tax rate. Gross unrecognized tax benefits that may decrease during the 12 months subsequent to December 31, 2008 could range up to approximately $400 thousand as a result of the resolution of various tax positions.

During 2008, we reduced the FIN 48 liability, net of any federal and/or state tax benefits, by a net amount of approximately $9.6 million. Of this reduction, $5.2 million, including interest, reduced income tax expense and was primarily the result of a settlement with taxing authorities during the second quarter of 2008. The remaining $4.4 million resulted from the net effect of settlement payments. During 2007 in addition to increases to the FIN 48 liability, certain state tax issues were resolved through the closing of various state statutes of limitations and tax examinations. This allowed us to reduce the FIN 48 liability and recognize the tax benefit in operations. For 2007, the net reduction to income tax expense, including related interest and penalties, was approximately $8.6 million.

Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. The net amount of interest and penalties recognized in the statement of income was a benefit of approximately $0.7 million in 2008 and $1.7 million in 2007. At December 31, 2008 and 2007, accrued interest and penalties recognized in the balance sheet, net of any federal and/or state tax benefits, were approximately $2.7 million and $4.1 million, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions. The Company is no longer subject to income tax examinations for years prior to 2005 for federal returns, and generally prior to 2004 for state returns.

16. NET EARNINGS PER COMMON SHARE

Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows (in thousands, except per share amounts):

	2008	2007	2006
Basic:
Net earnings (loss) applicable to common shareholders	$(290,693)	479,422	579,290

Weighted average common shares outstanding	108,908	107,365	106,057

Net earnings (loss) per common share	$(2.67)	4.47	5.46

Diluted:
Net earnings (loss) applicable to common shareholders	$(290,693)	479,422	579,290

Weighted average common shares outstanding	108,908	107,365	106,057
Effect of dilutive common stock options and other stock awards	178	1,158	1,971
Effect of common stock warrant	59	–	–

Weighted average diluted common shares outstanding	109,145	108,523	108,028

Net earnings (loss) per common share	$(2.66)	4.42	5.36

17. SHARE-BASED COMPENSATION

We have a stock option and incentive plan which allows us to grant stock options and restricted stock to employees and nonemployee directors. Total shares authorized under the plan are 8,900,000 of which no shares remained authorized under the plan for future grants of stock options as of December 31, 2008. Our agreement with the U.S. Treasury under the TARP Capital Purchase Program includes conditions related to the issuance of common stock. See further discussion in Note 14.

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. This accounting utilizes a “modified grant-date” approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions. We adopted SFAS 123(R) using the “modified prospective” transition method. Under this transition method, compensation expense is recognized beginning January 1, 2006 based on the requirements of SFAS 123(R) for all share-based payments granted after December 31, 2005, and based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remain unvested as of that date.

The adoption of SFAS 123(R), compared to the previous accounting for share-based compensation under APB 25, reduced 2006 income before income taxes and minority interest by $17.5 million, net income by $12.5 million, and both basic and diluted net earnings per common share by $0.12.

Compensation expense and the related tax benefit for all share-based awards were as follows (in thousands):

	2008	2007	2006
Compensation expense	$31,850	28,274	24,358
Reduction of income tax expense	11,080	9,386	7,232

Compensation expense is included in salaries and employee benefits in the statement of income with the corresponding increase included in common stock in shareholders’ equity.

As required by SFAS 123(R) and discussed further in Note 14, upon adoption in 2006, we reclassified $11.1 million of unearned compensation related to restricted stock from deferred compensation to common stock.

We classify all share-based awards as equity instruments. Substantially all awards have graded vesting which is recognized on a straight-line basis over the vesting period. As of December 31, 2008, compensation expense not yet recognized for nonvested share-based awards was approximately $61.6 million, which is expected to be recognized over a weighted average period of 1.4 years.

The tax benefit (shortfall) realized from the exercise of stock options and the vesting of restricted stock was as follows (in thousands):

	2008	2007	2006
Reduction of goodwill for tax benefit of vested stock options converted in the Amegy acquisition and exercised during the year	$120	2,069	4,298
Tax benefit (shortfall) included in common stock in net stock issued under employee plans and related tax benefits	(2,288)	10,806	12,135
Tax benefit from disqualifying dispositions of incentive stock options	–	317	307

Total tax benefit (shortfall)	$(2,168)	13,192	16,740

Stock Options

Stock options granted to employees generally vest at the rate of one third each year and expire seven years after the date of grant. Stock options granted to nonemployee directors vest in increments from six months to three and a half years and expire ten years after the date of grant.

We have used the results of the April 24-25, 2008 and May 4-7, 2007 auctions of our Employee Stock Option Appreciation Rights Securities (“ESOARS”) to value our employee stock options granted on April 24, 2008 and May 4, 2007. In October 2007, we received notification from the SEC that our ESOARS was sufficiently designed as a market-based method to value employee stock options under SFAS 123(R). The SEC staff did not object to our view that the market clearing price of ESOARS in the May 2007 auction was a reasonable estimate of the fair value of the underlying employee stock options.

Information from the results of these auctions was as follows:

	Grant date
	April 24, 2008	May 4, 2007
ESOARS per share auction fair value used for employee stock option grants	$5.73	12.06
Percentage that auction fair value is below comparable Black-Scholes model valuation	24%	14%
Number of stock options granted	1,542,238	963,680
Percentage of stock options granted to total stock options granted during the applicable year	61%	91%

We used the ESOARS values for the remainder of 2008 and 2007 to determine compensation expense for these stock options and we recorded the related estimated future ESOARS settlement obligations as a liability in the balance sheet.

For all other stock options granted in 2008, 2007 and 2006, we used the Black-Scholes option pricing model to estimate the fair values of stock options in determining compensation expense. The following summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted:

	2008	2007	2006
Weighted average of fair value for options granted	$4.85	15.15	15.02
Weighted average assumptions used:
Expected dividend yield	4.7%	2.0%	2.0%
Expected volatility	26.8%	17.0%	18.0%
Risk-free interest rate	2.99%	4.42%	4.95%
Expected life (in years)	4.7	5.4	4.1

The assumptions for expected dividend yield, expected volatility and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The following summarizes our stock option activity for the three years ended December 31, 2008:

	Number of shares	Weighted average exercise price
Balance at December 31, 2005	7,497,566	$52.79
Granted	979,274	81.14
Exercised	(1,631,012)	49.43
Expired	(52,398)	50.00
Forfeited	(106,641)	62.89

Balance at December 31, 2006	6,686,789	57.62
Granted	1,054,772	82.82
Exercised	(1,681,742)	80.88
Expired	(136,805)	58.37
Forfeited	(112,031)	75.00

Balance at December 31, 2007	5,810,983	64.82
Granted	2,537,438	40.43
Exercised	(52,072)	30.58
Expired	(536,643)	56.72
Forfeited	(85,108)	66.18

Balance at December 31, 2008	7,674,598	57.53

Outstanding stock options exercisable as of:
December 31, 2008	4,221,713	$62.15
December 31, 2007	3,866,627	57.15
December 31, 2006	4,409,971	50.73

We issue new authorized shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $0.9 million in 2008, $59.0 million in 2007, and $50.8 million in 2006. Cash received from the exercise of stock options was $1.6 million in 2008, $59.5 million in 2007, and $79.5 million in 2006.

Additional selected information on stock options at December 31, 2008 follows:

	Outstanding stock options				Exercisable stock options
Exercise price range	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)		Number of shares	Weighted average exercise price
$0.32 to $19.99	33,271	$5.91	0.1	[1]	33,271	$5.91
$20.00 to $39.99	992,763	28.16	6.1		91,763	29.49
$40.00 to $49.99	2,253,636	46.45	5.2		664,839	44.57
$50.00 to $54.99	502,598	53.37	1.0		502,225	53.37
$55.00 to $59.99	1,051,452	56.88	3.0		1,032,985	56.86
$60.00 to $64.99	40,656	63.06	3.3		37,183	63.00
$65.00 to $69.99	157,690	67.34	4.6		157,455	67.34
$70.00 to $74.99	684,197	70.91	3.7		666,224	70.88
$75.00 to $79.99	115,938	75.92	4.0		115,081	75.89
$80.00 to $81.99	885,721	81.14	4.5		592,397	81.13
$82.00 to $83.38	956,676	83.25	5.4		328,290	83.25

	7,674,598	57.53	4.5	[1]	4,221,713	62.15

[1]

The weighted average remaining contractual life excludes 31,077 stock options that do not have a fixed expiration date. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

For both outstanding and exercisable stock options at December 31, 2008 and 2007, the aggregate intrinsic value was $0.6 million and $5.7 million, respectively. The weighted average remaining contractual life was 3.2 years and 3.3 years at December 31, 2008 and 2007, respectively, excluding the stock options previously noted without a fixed expiration date.

The previous tables do not include stock options for employees to purchase common stock of our TCBO subsidiary. At December 31, 2008, there were options to purchase 115,000 TCBO shares at exercise prices from $17.85 to $20.58. At December 31, 2008, there were 1,038,000 issued and outstanding shares of TCBO common stock.

During the fourth quarter of 2008, our NetDeposit subsidiary terminated its stock option plan, canceled all associated options, and recognized all unearned stock option expense. As part of the termination, NetDeposit made a payment to option holders of $0.10 per outstanding option, which totaled approximately $0.9 million.

Restricted Stock

Restricted stock issued vests generally over four years. During the vesting period, the holder has full voting rights and receives dividend equivalents. Compensation expense is determined based on the number of restricted shares issued and the market price of our common stock at the issue date.

The following summarizes our restricted stock activity for the three years ended December 31, 2008:

	Number of shares	Weighted average issue price
Nonvested restricted shares at December 31, 2005	203,983	$68.99
Issued	293,650	80.14
Vested	(53,471)	71.29
Forfeited	(24,029)	76.09

Nonvested restricted shares at December 31, 2006	420,133	77.54
Issued	357,961	71.91
Vested	(115,852)	76.95
Forfeited	(27,180)	76.42

Nonvested restricted shares at December 31, 2007	635,062	74.54
Issued	849,156	37.64
Vested	(191,605)	74.92
Forfeited	(43,332)	68.43

Nonvested restricted shares at December 31, 2008	1,249,281	49.61

The total fair value of restricted stock vesting during the year was $8.5 million in 2008, $9.4 million in 2007, and $4.3 million in 2006.

18. COMMITMENTS, GUARANTEES, CONTINGENT LIABILITIES, AND RELATED PARTIES

We use certain derivative instruments and other financial instruments in the normal course of business to meet the financing needs of our customers, to reduce our own exposure to fluctuations in interest rates, and to make a market in U.S. Government, agency, corporate, and municipal securities. These financial instruments involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amount recognized in the balance sheet. Derivative instruments are discussed in Notes 7 and 21.

FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, establishes guidance for guarantees and related obligations. Financial and performance standby letters of credit are guarantees that come under the provisions of FIN 45.

Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of our customers are as follows at December 31 (in thousands):

	2008	2007
Commitments to extend credit	$14,140,429	16,648,056
Standby letters of credit:
Financial	1,293,729	1,317,304
Performance	250,836	351,150
Commercial letters of credit	65,889	49,346

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

While establishing commitments to extend credit creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. As of December 31, 2008, $5.8 billion of commitments expire in 2009. We use the same credit policies and procedures in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.

We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $1,032 million expiring in 2009 and $513 million expiring thereafter through 2049. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2008, the carrying value recorded by the Company as a liability for these guarantees was $5.8 million.

Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.

At December 31, 2008, we had commitments to make venture and other noninterest-bearing investments of $103.0 million. These obligations have no stated maturity.

The contractual or notional amount of financial instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the actual level of risk. As of December 31, 2008 and 2007, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $5.3 billion and $7.0 billion, respectively.

At December 31, 2008, we were required to maintain cash balances of $35.0 million with the Federal Reserve Banks to meet minimum balance requirements in accordance with Federal Reserve Board regulations.

As of December 31, 2008, the Parent has guaranteed approximately $300.3 million of debt issued by our subsidiaries, as discussed in Note 13. See Note 6 for the discussion of Zions Bank’s commitment to Lockhart, which is a QSPE conduit.

In October 2007, Visa Inc. (“Visa”) completed a reorganization in contemplation of its initial public offering (“IPO”) and as part of that reorganization, certain of the Company’s subsidiary banks received shares of common stock of Visa. During the first quarter of 2008, the banks recorded an aggregate pretax cash gain of approximately $12.4 million from the partial redemption of their equity interests in Visa upon completion of the IPO. The gain is included in equity securities gains, net in the statement of income. The Company’s subsidiary banks are also obligated as member banks under indemnification agreements to share in losses from certain litigation (“Covered Litigation”) of Visa. Guidance from the SEC staff requires Visa member banks to record a liability for the fair value of any contingent obligation under the Covered Litigation which is not funded into a litigation escrow account by Visa. At December 31, 2007, the Company had recorded a total accrual of approximately $8.1 million as an estimate of the fair value of the contingent obligation. In March 2008, Visa funded the litigation escrow upon completion of the IPO and in December 2008 additional funding of the escrow account was made in relation to a settlement of certain Covered Litigation. As a result, the Company reversed approximately $5.6 million of the litigation accrual during 2008 resulting in an accrual of $2.5 million at December 31, 2008. The litigation escrow account funding reduced the Company’s ownership interests in VISA. The original accrual and the reversal are included in other noninterest expense in the statement of income. Also, in accordance with generally accepted accounting principles and the SEC guidance, the Company’s subsidiary banks have not recognized any value for their remaining investments in Visa.

We are a defendant in various legal proceedings arising in the normal course of business. We do not believe that the outcome of any such proceedings will have a material effect on our results of operations, financial position, or liquidity.

We have commitments for leasing premises and equipment under the terms of noncancelable capital and operating leases expiring from 2009 to 2046. Premises leased under capital leases at December 31, 2008 were $1.7 million and accumulated amortization was $1.3 million. Amortization applicable to premises leased under capital leases is included in depreciation expense.

Future aggregate minimum rental payments under existing noncancelable operating leases at December 31, 2008 are as follows (in thousands):

2009	$40,963
2010	43,058
2011	38,660
2012	33,804
2013	29,435
Thereafter	156,863

$342,783

Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: $2.1 million in 2009, $2.7 million in 2010, $2.2 million in 2011, $2.2 million in 2012, $2.1 million in 2013, and $8.7 million thereafter. Aggregate rental expense on operating leases amounted to $57.3 million in 2008, $54.0 million in 2007, and $51.5 million in 2006.

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

19. REGULATORY MATTERS

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of December 31, 2008, that we exceed all capital adequacy requirements to which we are subject.

As discussed further in Note 14, the preferred shares and warrant to purchase common stock issued to the U.S. Treasury under the TARP Capital Purchase Program qualify for Tier 1 capital.

As of December 31, 2008, our capital ratios exceeded the minimum capital levels, and we are considered well capitalized under the regulatory framework for prompt corrective action. Our subsidiary banks also met the well capitalized minimum. To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that we believe have changed our regulatory category.

Dividends declared by our subsidiary banks in any calendar year may not, without the approval of the appropriate federal regulator, exceed their net earnings for that year combined with their net earnings less dividends paid for the preceding two years. We are also required to maintain the subsidiary banks at the well capitalized level. At December 31, 2008, our subsidiary banks had approximately $373.8 million available for the payment of dividends under the foregoing restrictions.

The actual capital amounts and ratios for the Company and its three largest subsidiary banks are as follows (in thousands):

	Actual		Minimum for capital adequacy purposes		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total capital (to risk-weighted assets)
The Company	$7,385,958	14.32%	$4,125,223	8.00%	$5,156,529	10.00%
Zions First National Bank	1,920,176	11.33	1,356,314	8.00	1,695,393	10.00
California Bank & Trust	1,158,262	11.05	838,538	8.00	1,048,172	10.00
Amegy Bank N.A.	1,290,617	11.13	927,404	8.00	1,159,255	10.00
Tier 1 capital (to risk-weighted assets)
The Company	5,269,330	10.22	2,062,612	4.00	3,093,917	6.00
Zions First National Bank	1,410,797	8.32	678,157	4.00	1,017,236	6.00
California Bank & Trust	872,714	8.33	419,269	4.00	628,903	6.00
Amegy Bank N.A.	939,442	8.10	463,702	4.00	695,553	6.00
Tier 1 capital (to average assets)
The Company	5,269,330	9.99	1,583,071	3.00	na	na	[1]
Zions First National Bank	1,410,797	6.91	612,479	3.00	1,020,799	5.00
California Bank & Trust	872,714	8.77	298,587	3.00	497,645	5.00
Amegy Bank N.A.	939,442	8.67	325,140	3.00	541,899	5.00
As of December 31, 2007:
Total capital (to risk-weighted assets)
The Company	$5,547,973	11.68%	$3,801,256	8.00%	$4,751,570	10.00%
Zions First National Bank	1,622,137	10.75	1,206,859	8.00	1,508,574	10.00
California Bank & Trust	1,088,798	11.58	752,253	8.00	940,316	10.00
Amegy Bank N.A.	1,178,538	10.94	861,581	8.00	1,076,977	10.00
Tier 1 capital (to risk-weighted assets)
The Company	3,596,234	7.57	1,900,628	4.00	2,850,942	6.00
Zions First National Bank	1,032,562	6.84	603,430	4.00	905,144	6.00
California Bank & Trust	689,380	7.33	376,126	4.00	564,190	6.00
Amegy Bank N.A.	742,630	6.90	430,791	4.00	646,186	6.00
Tier 1 capital (to average assets)
The Company	3,596,234	7.37	1,463,464	3.00	na	na	[1]
Zions First National Bank	1,032,562	6.22	498,409	3.00	830,681	5.00
California Bank & Trust	689,380	6.97	296,545	3.00	494,242	5.00
Amegy Bank N.A.	742,630	7.58	294,038	3.00	490,064	5.00

[1]	There is no Tier 1 leverage ratio component in the definition of a well capitalized bank holding company.

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

On December 30, 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. The FSP, among other things, requires additional disclosure about pension plan assets including certain disclosure requirements in accordance with SFAS No. 157, Fair Value Measurements. It is effective for fiscal years ending after December 15, 2009. Accordingly, we will adopt the FSP for our financial statements ending December 31, 2009.

We have a qualified noncontributory defined benefit pension plan that has been frozen to new participation. No service-related benefits accrue for existing participants except for those with certain grandfathering provisions. Benefits vested under the plan upon completion of five years of vesting service. Plan assets consist principally of corporate equity securities, mutual fund investments, and cash investments. Plan benefits are defined as a lump-sum cash value or an annuity at retirement age.

The following presents the change in benefit obligation, change in fair value of plan assets, and funded status of the pension plan and amounts recognized in the balance sheet as of the measurement date of December 31 (in thousands):

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$152,813	155,084
Service cost	288	384
Interest cost	8,849	8,564
Actuarial (gain) loss	1,137	(2,328)
Benefits paid	(10,283)	(8,891)

Benefit obligation at end of year	152,804	152,813

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	141,235	141,294
Actual return on plan assets	(41,778)	8,832
Employer contribution	1,000	–
Benefits paid	(10,283)	(8,891)

Fair value of plan assets at end of year	90,174	141,235

Funded status	$(62,630)	(11,578)

Amounts recognized in balance sheet:
Liability for pension benefits	$(62,630)	(11,578)
Accumulated other comprehensive loss	77,679	24,591
Accumulated other comprehensive loss consists of:
Net loss	77,679	24,591

The liability for pension/postretirement benefits is included in other liabilities in the balance sheet.

The amount of net loss in accumulated other comprehensive loss at December 31, 2008 expected to be recognized as an expense component of net periodic benefit cost in 2009 is approximately $6.6 million. The accumulated benefit obligation for the pension plan was $152.6 million and $152.5 million as of December 31, 2008 and 2007, respectively. Contributions to the plan are based on actuarial recommendation and pension regulations.

The following presents the components of net periodic benefit cost (credit) for the plan (in thousands):

	2008	2007	2006
Service cost	$288	384	499
Interest cost	8,849	8,564	8,624
Expected return on plan assets	(11,235)	(11,618)	(10,250)
Amortization of net actuarial loss	1,063	1,089	1,999

Net periodic benefit cost (credit)	$(1,035)	(1,581)	872

Weighted average assumptions for the plan are as follows:

	2008	2007	2006
Used to determine benefit obligation at year-end:
Discount rate	6.00%	6.00%	5.65%
Rate of compensation increase	4.25	4.25	4.25
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00	5.65	5.60
Expected long-term return on plan assets	8.30	8.30	8.50
Rate of compensation increase	4.25	4.25	4.25

The discount rate reflects the yields available on long-term, high-quality fixed income debt instruments with cash flows similar to the obligations of the plan, reset annually on the measurement date. The expected long-term rate of return on plan assets is based on a review of the target asset allocation of the plan. This rate is intended to approximate the long-term rate of return that we anticipate receiving on the plan’s investments, considering the mix of the assets that the plan holds as investments, the expected return on these underlying investments, the diversification of these investments, and the rebalancing strategies employed. An expected long-term rate of return is assumed for each asset class and an underlying inflation rate assumption is determined. The projected rate of compensation increases is management’s estimate of future pay increases that the remaining eligible employees will receive until their retirement.

Weighted average asset allocations at December 31 for the plan are as follows:

	2008	2007
Equity securities	5%	3%
Mutual funds:
Equity funds	9	12
Debt funds	23	19
Insurance company separate accounts:
Equity investments	42	60
Short-term fund	11	–
Guaranteed deposit account	9	6
Other	1	–

	100%	100%

The plan’s investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the plan. Investment objectives have been established by considering the plan’s liquidity needs and time horizon and the fiduciary standards under ERISA. The asset allocation strategy is developed to meet the plan’s long-term needs in a manner designed to control volatility and to reflect risk tolerance. Target investment allocation percentages as of December 31, 2008 are 62.5% in equity and 37.5% in fixed income assets.

Equity securities consist of 169,973 shares of Company common stock with a fair value of $4.2 million at December 31, 2008 and 93,808 shares with a fair value of $4.4 million at December 31, 2007. Dividends received by the plan were approximately $222 thousand in 2008 and $161 thousand in 2007.

Benefit payments to pension plan participants, which reflect expected future service as appropriate, are estimated as follows for the years succeeding December 31, 2008 (in thousands):

2009	$9,398
2010	10,122
2011	8,945
2012	10,249
2013	10,070
Years 2014 - 2018	51,868

We also have unfunded nonqualified supplemental retirement plans for certain current and former employees. The following presents the change in benefit obligation, change in fair value of plan assets, and funded status of these plans and amounts recognized in the balance sheet as of the measurement date of December 31 (in thousands):

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$11,795	13,052
Interest cost	680	693
Actuarial gain	(113)	(205)
Benefits paid	(904)	(904)
Settlements	–	(841)

Benefit obligation at end of year	11,458	11,795

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	–	–
Employer contributions	904	1,745
Benefits paid and settlements	(904)	(1,745)

Fair value of plan assets at end of year	–	–

Funded status	$(11,458)	(11,795)

Amounts recognized in balance sheet:
Liability for pension benefits	$(11,458)	(11,795)
Accumulated other comprehensive loss	1,290	1,500
Accumulated other comprehensive loss consists of:
Net loss	$617	702
Prior service cost	673	798

	$1,290	1,500

The amounts in accumulated other comprehensive loss at December 31, 2008 expected to be recognized as an expense component of net periodic benefit cost in 2009 are estimated as follows (in thousands):

Net gain	$(29)
Prior service cost	124

$95

The following presents the components of net periodic benefit cost for these plans (in thousands):

	2008	2007	2006
Interest cost	$680	693	719
Amortization of net actuarial (gain) loss	(27)	149	(10)
Amortization of prior service cost	124	124	124
Amortization of transition liability	–	16	16

Net periodic benefit cost	$777	982	849

Weighted average assumptions applicable for these plans are the same as the pension plan. Each year, Company contributions to these plans are made in amounts sufficient to meet benefit payments to plan participants. These benefit payments are estimated as follows for the years succeeding December 31, 2008 (in thousands):

2009	$1,889
2010	1,087
2011	1,153
2012	1,082
2013	948
Years 2014 - 2018	4,075

We are also obligated under several other supplemental retirement plans for certain current and former employees. At December 31, 2008 and 2007, our liability was $5.4 million and $5.1 million, respectively, for these plans.

We also sponsor an unfunded defined benefit health care plan that provides postretirement medical benefits to certain full-time employees who met minimum age and service requirements. The plan is contributory with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Plan coverage is provided by self-funding or health maintenance organizations (HMOs) options. Our contribution towards the retiree medical premium has been permanently frozen. Retirees pay the difference between the full premium rates and our capped contribution.

Effective June 1, 2008, we amended the plan and curtailed coverage for certain participants, primarily those with post-65 coverage. The effect of this curtailment on the change in the plan’s benefit obligation and determination of net periodic benefit cost (credit) for 2008 was determined in accordance with applicable accounting standards.

The following table presents the change in benefit obligations, change in fair value of plan assets, and funded status of the plan and amounts recognized in the balance sheet as of the measurement date of December 31 (in thousands):

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$5,728	5,919
Service cost	56	105
Interest cost	181	318
Plan amendment/settlement	(4,239)	–
Actuarial gain	(96)	(18)
Benefits paid	(530)	(596)

Benefit obligation at end of year	1,100	5,728

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	–	–
Employer contributions	530	596
Benefits paid	(530)	(596)

Fair value of plan assets at end of year	–	–

Funded status	$(1,100)	(5,728)

Amounts recognized in balance sheet:
Liability for postretirement benefits	$(1,100)	(5,728)
Accumulated other comprehensive loss	(2,105)	(1,090)
Accumulated other comprehensive loss consists of:
Net gain	$(980)	(1,090)
Prior service cost	(1,125)	–

	$(2,105)	(1,090)

The amount of net gain in accumulated other comprehensive loss at December 31, 2008 expected to be recognized as a component of net periodic benefit cost in 2009 is approximately $440 thousand.

The following presents the components of net periodic benefit cost (credit) for the plan (in thousands):

	2008	2007	2006
Service cost	$56	105	101
Interest cost	181	318	326
Amortization of prior service cost (credit)	(142)	–	–
Amortization of net actuarial gain	(206)	(268)	(333)
Plan amendment/settlement gain	(2,973)	–	–

Net periodic benefit cost (credit)	$(3,084)	155	94

Weighted average assumptions for the plan are as follows:

	2008	2007	2006
Used to determine benefit obligation at year-end:
Discount rate	6.00%	6.00%	5.65%
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00	5.65	5.60

Because our contribution rate is capped, there is no effect on the plan from assumed increases or decreases in health care cost trends. Each year, Company contributions to the plan are made in amounts sufficient to meet benefit payments to plan participants. These benefit payments are estimated as follows for the years succeeding December 31, 2008 (in thousands):

2009	$97
2010	110
2011	120
2012	127
2013	126
Years 2014 - 2018	601

We have a 401(k) and employee stock ownership plan (“Payshelter”) under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. The Company matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Matching contributions are invested in the Company’s common stock and amounted to $20.6 million in 2008, $19.8 million in 2007, and $17.3 million in 2006.

The Payshelter plan also has a noncontributory profit sharing feature which is discretionary and may range from 0% to 6% of eligible compensation based upon the Company’s return on average common equity for the year. For 2008, no profit sharing expense was accrued. For 2007, the profit sharing expense was $17.0 million computed at a contribution rate of 3.25%. The profit sharing contribution is invested in the Company’s common stock.

21. FAIR VALUE

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Both Standards address the application of fair value accounting and reporting.

Fair Value Measurements

SFAS 157 defines fair value, establishes a consistent framework for measuring fair value, and enhances disclosures about fair value measurements. In February 2008, the FASB amended SFAS 157 with the issuance of FSP FAS 157-1, which excludes with certain exceptions SFAS No. 13, Accounting for Leases, from the scope of SFAS 157, and FSP FAS 157-2, which delayed the adoption of SFAS 157 for one year for the measurement of nonfinancial assets and nonfinancial liabilities. In addition, the FASB issued FSP FAS 157-c, Measuring Liabilities under FASB Statement No. 157, which is a proposal that would provide further clarification for applying SFAS 157 principles to the measurement of certain liabilities, including derivatives. There was no material effect from the adoption of SFAS 157 on the Company’s consolidated financial statements.

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

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data. This category generally includes certain CDO securities and certain private equity investments.

We use fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for AFS and trading investment securities; private equity investments; securities sold, not yet purchased; and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held for sale, impaired loans, and other real estate owned. Fair value is also used when evaluating impairment on certain assets, including HTM and AFS securities, goodwill, and core deposit and other intangibles, long-lived assets, and for annual disclosures required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments.

AFS and trading investment securities are fair valued under Level 1 using quoted market prices when available for identical securities. When quoted prices are not available, fair values are determined under Level 2 using quoted prices for similar securities or independent pricing services that incorporate observable market data when possible. AFS securities include certain CDOs that consist of trust preferred securities related to banks and insurance companies and to REITs. Where possible, the fair value of these CDOs is priced under Level 2 using a whole market price quote method that incorporates matrix pricing and uses the prices of securities of similar type and rating to value comparable securities held by us. If sufficient information is not available for matrix pricing, fair value is determined under Level 3 using nonbinding single dealer quotes or the model pricing discussed subsequently.

Because of market disruptions during the latter half of 2008, both the SEC on September 30, 2008 (Release No. 2008-234) and the FASB on October 10, 2008 (FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active) issued additional guidance on fair value accounting when markets become distressed and inactive. In general, this guidance clarifies under such market conditions when and how an entity might appropriately determine fair value using unobservable inputs under Level 3 rather than using observable inputs under Level 2, particularly when significant adjustments become necessary under Level 2 and extensive judgment must be employed to evaluate inputs and results in estimating fair value.

As a result of the above, we determined during the latter half of 2008 that substantially all CDOs previously fair valued under a Level 2 matrix approach would be more appropriately fair valued under a Level 3 cash flow modeling approach. Additional investment securities previously fair valued with Level 3 single dealer quotes were also moved to a Level 3 cash flow modeling approach.

We value our CDO portfolio using several methodologies that primarily include internal and third party models and to a lesser extent dealer quotes and pricing services. A licensed third party model is used internally to fair value bank and insurance trust preferred CDOs. This model uses estimated values of expected losses on underlying collateral and applies market-based discount rates on resultant cash flows to estimate fair value. Third party models are used to fair value certain REIT and ABS CDOs. These models utilize relevant data assumptions, which we evaluate for reasonableness. These assumptions include but are not limited to probability of default, collateral recovery rates, discount rates, over-collateralization levels, and rating transition probability matrices from rating agencies. The model prices obtained from third party services were evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data which included third party and internal model results and valuations. Our decision to use Level 3 model pricing for certain CDOs was made due to continued trading contraction of these securities and the lack of observable market inputs to value such securities.

Private equity investments valued under Level 2 on a recurring basis are investments in partnerships that invest in financial institutions. Fair values are determined from net asset values provided by the partnerships. Private equity investments valued under Level 3 on a recurring basis are recorded initially at acquisition cost, which is considered the best indication of fair value unless there have been significant subsequent positive or negative developments that justify an adjustment in the fair value estimate. Subsequent adjustments to recorded fair values are based as necessary on current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors.

Derivatives are fair valued according to their classification as either exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives consist of forward currency exchange contracts that have been fair valued under Level 1 because they are traded in active markets. OTC derivatives consist of interest rate swaps and options as well as energy commodity derivatives for customers. These derivatives are fair valued primarily under Level 2 using third party services. Observable market inputs include yield curves, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These adjustments are determined generally by applying a credit spread for the counterparty or the Company as appropriate to the total expected exposure of the derivative. Amounts disclosed in the following table are also net of the cash collateral offsets pursuant to the guidance of FSP FIN 39-1, as discussed in Note 7.

Securities sold, not yet purchased are fair valued under Level 1 when quoted prices are available for the securities involved. Those under Level 2 are fair valued similar to trading account investment securities.

Assets and liabilities measured at fair value on a recurring basis, including those elected under SFAS 159, are summarized as follows at December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3		Total
ASSETS
Investment securities:
Available-for-sale	$27,756	1,898,082	750,417		2,676,255
Trading account		41,108	956	[1]	42,064
Other noninterest-bearing investments:
Private equity		29,037	143,511		172,548
Other assets:
Derivatives	9,922	395,272			405,194

	$37,678	2,363,499	894,884		3,296,061

LIABILITIES
Securities sold, not yet purchased		$35,657			35,657
Other liabilities:
Derivatives	8,812	175,670			184,482
Other			527		527

	$8,812	211,327	527		220,666

[1]	Elected under SFAS 159 for fair value option, as discussed subsequently.

The following reconciles the beginning and ending balances of assets and liabilities for 2008 that are measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Level 3 Instruments
	Year Ended December 31, 2008
	Investment securities		Retained interests from securitizations[1]	Private equity investments	Other liabilities
	Available- for-sale	Trading account[1]
Balance at January 1, 2008	$337,338	8,100	42,426	116,657	(44)
Total net gains (losses) included in:
Statement of income[2]:
Dividends and other investment income				6,880
Fair value and nonhedge derivative loss		(7,144)	(2,098)
Equity securities gains (losses), net				(7,580)
Impairment losses on AFS securities and valuation losses on securities purchased from Lockhart Funding	(112,131)
Other noninterest expense					517
Other comprehensive loss	(165,694)
Proceeds from ESOARS auction					(1,000)
Fair value of AFS securities transferred to HTM	(206,020)
Purchases, sales, issuances, and settlements, net	68,158		(13,593)	27,554
Net transfers in (out)	828,766	–	(26,735)		–

Balance at December 31, 2008	$750,417	956	–	143,511	(527)

[1]	Elected under SFAS 159 for fair value option, as discussed subsequently.
[2]	All amounts are unrealized except for realized gains of $5.9 million in dividends and other investment income and $11.2 million in equity securities gains (losses), net.

Assets measured at fair value on a nonrecurring basis are summarized as follows (in thousands):

					Gains (losses) from fair value changes
	Fair value at December 31, 2008				Year Ended December 31, 2008
	Level 1	Level 2	Level 3	Total
Loans held for sale		$21,518		21,518	34
Impaired loans		254,743		254,743	(53,259)

	$–	276,261	–	276,261	(53,225)

Loans held for sale relate to loans purchased under the SBA 7(a) program. They are fair valued under Level 2 based on quotes of comparable instruments.

Impaired loans that are collateral-dependent are fair valued under Level 2 based on the fair value of the collateral, which is determined when appropriate from appraisals and other observable market data.

Fair Value Option

SFAS 159 allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The option may be applied instrument by instrument, but is on an irrevocable basis. As of January 1, 2008, we elected the fair value option for one AFS trust preferred REIT CDO security and three retained interests on selected small business loan securitizations. The cumulative effect of adopting SFAS 159 decreased retained earnings at January 1, 2008 as follows (in thousands):

	Carrying value ending balance at December 31, 2007	Adjustment gain (loss)	Fair value beginning balance at January 1, 2008
Investment securities, available-for-sale, asset-backed trust preferred REIT CDO[1]	$27,000	(18,900)	8,100
Other assets, retained interests on certain small business loan securitizations	42,103	323	42,426

Cumulative effect adjustment, pretax		(18,577)
Deferred income tax impact		7,106

Cumulative effect adjustment, after-tax, decrease to retained earnings		$(11,471)

[1]	Subsequently classified as trading account.

The REIT trust preferred CDO was selected as part of a directional hedging program to hedge the credit exposure we have to homebuilders in our REIT CDO portfolio. This allows us to avoid the complex hedge accounting provisions associated with the implemented hedging program. Management selected this security because it had the most exposure to the homebuilder market compared to the other REIT CDOs in our portfolio, both in dollar amount and as a percentage, and was therefore considered the most suitable for hedging.

The retained interests were selected to more appropriately reflect their fair value and to account for increases and decreases in their fair value through earnings. Net decreases in fair value of approximately $2.1 million during 2008 were recognized in fair value and nonhedge derivative loss in the statement of income. However as discussed in Note 6, during 2008, Zions Bank purchased securities from Lockhart that comprised the entire remaining small business loan securitizations created by Zions Bank and held by Lockhart. These retained interests related to the securities purchased and, as part of the purchase transaction, were included with the $23 million premium amount recorded with the loan balances at Zions Bank.

As required by SFAS 107, the following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	December 31, 2008		December 31, 2007
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
HTM investment securities	$1,790,989	1,443,555	704,441	702,148
Loans and leases, net of allowance	41,172,057	40,646,816	38,628,403	38,975,714

Financial liabilities:
Time deposits	$7,730,784	7,923,883	6,953,951	7,017,862
Foreign deposits	2,622,562	2,625,869	3,375,426	3,374,886
FHLB advances and other borrowings	2,168,106	2,179,562	3,607,452	3,613,520
Long-term debt	2,257,633	1,838,555	2,463,254	2,493,832

This summary excludes financial assets and liabilities for which carrying value approximates fair value. For financial assets, these include cash and due from banks and money market investments. For financial liabilities, these include demand, savings, and money market deposits, federal funds purchased, and security repurchase agreements. The estimated fair value of demand, savings, and money market deposits is the amount payable on demand at the reporting date. SFAS 107 requires the use of carrying value because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately. Also excluded from the summary are financial instruments recorded at value fair on a recurring basis, as previously described.

The fair value of loans is estimated by discounting future cash flows on ‘pass’ grade loans using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated ‘life-of-the-loan’ aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are highly judgmental because the Company does not have a validated model to estimate lifetime losses on large portions of its loan portfolio. Loans accounted for under SFAS 114 are not included in this credit adjustment as they are already considered to be held at fair value. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio.

The fair value of time and foreign deposits, FHLB advances, and other borrowings is estimated by discounting future cash flows using the LIBOR yield curve. Variable rate FHLB advances reprice with changes in market rates; as such, their carrying amounts approximate fair value. The estimated fair value of long-term debt is based on discounting cash flows using the LIBOR yield curve plus credit spreads.

These fair value disclosures represent our best estimates based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the various instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates.

Further, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements. Therefore, the fair value amounts shown in the table do not, by themselves, represent the underlying value of the Company as a whole.

On January 30, 2009, the FASB issued a proposed amendment to SFAS 107, FSP FAS 107-b and APB 28-a, Interim Disclosure about Fair Value of Financial Instruments. The FSP would extend the annual fair value disclosure requirements of SFAS 107 to interim financial statements. If finalized, the proposed FSP would be effective for interim and annual reporting periods ending after March 15, 2009.

22. OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of December 31, 2008, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. The operating segment identified as “Other” includes the Parent, Zions Management Services Company (“ZMSC”), certain nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO (see Note 1), and eliminations of transactions between segments.

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

The following is a summary of selected operating segment information for the years ended December 31, 2008, 2007 and 2006 (in millions):

	Zions Bank	CB&T	Amegy	NBA	NSB	Vectra	TCBW	Other	Consolidated Company
2008:
Net interest income	$662.5	414.3	370.1	219.5	159.0	103.6	33.8	8.8	1,971.6
Provision for loan losses	163.1	82.9	71.9	211.8	100.3	15.9	1.1	1.3	648.3

Net interest income after provision for loan losses	499.4	331.4	298.2	7.7	58.7	87.7	32.7	7.5	1,323.3
Impairment losses on investment securities and valuation losses on securities purchased from Lockhart Funding	(92.5)	(118.0)	–	–	(2.0)	(6.4)	(1.3)	(96.9)	(317.1)
Other noninterest income	207.3	82.6	192.9	46.8	42.8	29.9	4.4	(98.9)	507.8
Noninterest expense	463.4	239.0	305.2	161.2	137.9	85.9	14.8	67.6	1,475.0
Impairment loss on goodwill	–	–	–	168.6	21.0	151.5	–	12.7	353.8

Income (loss) before income taxes (benefit) and minority interest	150.8	57.0	185.9	(275.3)	(59.4)	(126.2)	21.0	(268.6)	(314.8)
Income tax expense (benefit)	44.0	18.4	60.5	(56.7)	(13.6)	8.8	7.0	(111.8)	(43.4)
Minority interest	0.1	–	0.3	–	–	–	–	(5.5)	(5.1)

Net income (loss)	106.7	38.6	125.1	(218.6)	(45.8)	(135.0)	14.0	(151.3)	(266.3)
Preferred stock dividend	–	–	–	–	–	–	–	24.4	24.4

Net earnings (loss) applicable to common shareholders	$106.7	38.6	125.1	(218.6)	(45.8)	(135.0)	14.0	(175.7)	(290.7)

Assets	$20,778	10,137	12,406	4,864	4,063	2,722	880	(757)	55,093
Net loans and leases[1]	14,734	7,867	9,129	4,146	3,200	2,065	588	130	41,859
Deposits	16,118	7,964	8,625	3,923	3,514	2,127	603	(1,558)	41,316
Shareholder’s equity:
Preferred equity	250	158	80	430	260	10	–	394	1,582
Common equity	1,044	1,097	2,049	355	259	191	75	(150)	4,920
Total shareholder’s equity	1,294	1,255	2,129	785	519	201	75	244	6,502

2007:
Net interest income	$551.4	434.8	331.3	250.8	182.5	96.9	35.1	(0.8)	1,882.0
Provision for loan losses	39.1	33.5	21.2	30.5	23.3	4.0	0.3	0.3	152.2

Net interest income after provision for loan losses	512.3	401.3	310.1	220.3	159.2	92.9	34.8	(1.1)	1,729.8
Impairment losses on investment securities and valuation losses on securities purchased from Lockhart Funding	(59.7)	(79.2)	–	–	–	–	–	(19.3)	(158.2)
Other noninterest income	236.8	87.3	126.7	33.4	32.9	28.1	2.5	22.8	570.5
Noninterest expense	463.2	230.8	295.6	142.4	111.8	86.3	14.4	60.1	1,404.6

Income (loss) before income taxes (benefit) and minority interest	226.2	178.6	141.2	111.3	80.3	34.7	22.9	(57.7)	737.5
Income tax expense (benefit)	72.2	71.2	46.7	43.5	27.9	12.5	7.5	(45.7)	235.8
Minority interest	0.2	–	0.1	–	–	–	–	7.7	8.0

Net income (loss)	153.8	107.4	94.4	67.8	52.4	22.2	15.4	(19.7)	493.7
Preferred stock dividend	–	–	–	–	–	–	–	14.3	14.3

Net earnings (loss) applicable to common shareholders	$153.8	107.4	94.4	67.8	52.4	22.2	15.4	(34.0)	479.4

Assets	$18,446	10,156	11,675	5,279	3,903	2,667	947	(126)	52,947
Net loans and leases[1]	12,997	7,792	7,902	4,585	3,231	1,987	509	85	39,088
Deposits	11,644	8,082	8,058	3,871	3,304	1,752	608	(396)	36,923
Shareholder’s equity:
Preferred equity	–	–	–	–	–	–	–	240	240
Common equity	1,048	1,067	1,932	581	261	329	67	(232)	5,053
Total shareholder’s equity	1,048	1,067	1,932	581	261	329	67	8	5,293

	Zions Bank	CB&T	Amegy	NBA	NSB	Vectra	TCBW	Other	Consolidated Company
2006:
Net interest income	$472.3	469.4	304.7	214.9	197.5	94.2	33.6	(21.9)	1,764.7
Provision for loan losses	19.9	15.0	7.8	16.3	8.7	4.2	0.5	0.2	72.6

Net interest income after provision for loan losses	452.4	454.4	296.9	198.6	188.8	90.0	33.1	(22.1)	1,692.1
Noninterest income	263.7	80.7	114.9	25.4	31.2	26.8	2.0	6.5	551.2
Noninterest expense	426.1	244.6	283.5	103.0	110.8	85.0	13.9	63.5	1,330.4

Income (loss) before income taxes (benefit) and minority interest	290.0	290.5	128.3	121.0	109.2	31.8	21.2	(79.1)	912.9
Income tax expense (benefit)	98.1	117.9	39.5	47.8	38.1	11.7	7.0	(42.1)	318.0
Minority interest	0.1	–	1.8	–	–	–	–	9.9	11.8

Net income (loss)	191.8	172.6	87.0	73.2	71.1	20.1	14.2	(46.9)	583.1
Preferred stock dividend	–	–	–	–	–	–	–	3.8	3.8

Net earnings (loss) applicable to common shareholders	$191.8	172.6	87.0	73.2	71.1	20.1	14.2	(50.7)	579.3

Assets	$14,823	10,416	10,366	4,599	3,916	2,385	808	(343)	46,970
Net loans and leases[1]	10,702	8,092	6,352	4,066	3,214	1,725	428	89	34,668
Deposits	10,450	8,410	7,329	3,695	3,401	1,712	513	(528)	34,982
Shareholder’s equity:
Preferred equity	–	–	–	–	–	–	–	240	240
Common equity	972	1,123	1,805	346	273	314	56	(142)	4,747
Total shareholder’s equity	972	1,123	1,805	346	273	314	56	98	4,987

[1]	Net of unearned income and fees, net of related costs.

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial information by quarter for 2008 and 2007 is as follows (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth	Year
2008:
Gross interest income	$790,115	722,932	735,652	725,200	2,973,899
Net interest income	486,458	484,743	492,003	508,442	1,971,646
Provision for loan losses	92,282	114,192	156,606	285,189	648,269
Noninterest income:
Impairment losses on investment securities and valuation losses on securities purchased from Lockhart Funding	(45,989)	(38,761)	(28,022)	(204,340)	(317,112)
Securities gains (losses), net	11,843	(8,043)	13,106	(15,264)	1,642
Other noninterest income	145,146	119,176	104,526	137,314	506,162
Noninterest expense	350,103	354,417	372,276	398,167	1,474,963
Impairment loss on goodwill	–	–	–	353,804	353,804
Income (loss) before income taxes (benefit) and minority interest	155,073	88,506	52,731	(611,008)	(314,698)
Net income (loss)	106,749	72,198	37,760	(482,976)	(266,269)
Preferred stock dividends	2,453	2,454	4,409	15,108	24,424
Net earnings (loss) applicable to common shareholders	104,296	69,744	33,351	(498,084)	(290,693)

Net earnings (loss) per common share:
Basic	$0.98	0.65	0.31	(4.37)	(2.67)
Diluted	0.98	0.65	0.31	(4.36)	(2.66)

2007:
Gross interest income	$770,451	789,614	817,742	827,519	3,205,326
Net interest income	457,083	469,347	476,637	478,885	1,881,952
Provision for loan losses	9,111	17,763	55,354	69,982	152,210
Noninterest income:
Impairment losses on available-for-sale securities and valuation losses on securities purchased from Lockhart Funding	–	–	–	(158,208)	(158,208)
Securities gains, net	8,899	113	11,130	596	20,738
Other noninterest income	136,515	141,228	134,693	137,378	549,814
Noninterest expense	351,979	347,612	352,031	352,966	1,404,588
Income before income taxes and minority interest	241,407	245,313	215,075	35,703	737,498
Net income	153,258	159,214	135,732	45,541	493,745
Preferred stock dividend	3,603	3,607	3,770	3,343	14,323
Net earnings applicable to common shareholders	149,655	155,607	131,962	42,198	479,422

Net earnings per common share:
Basic	$1.38	1.44	1.24	0.40	4.47
Diluted	1.36	1.43	1.22	0.39	4.42

24. PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In thousands)	2008	2007
ASSETS
Cash and due from banks	$2,135	2,003
Interest-bearing deposits	980,528	85,399
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $191,952)	197,841	–
Available-for-sale, at fair value	59,153	388,045
Trading account, at fair value	956	–
Loans, net of unearned fees of $379 and $33 and allowance for loan losses of $643 and $52	22,901	475
Other noninterest-bearing investments	76,219	72,427
Investments in subsidiaries:
Commercial banks and bank holding company	6,266,229	5,293,994
Other operating companies	69,291	81,087
Nonoperating – Zions Municipal Funding, Inc.[1]	464,570	446,785
Receivables from subsidiaries:
Commercial banks	760,500	1,407,500
Other	14,800	1,865
Other assets	411,584	179,552

	$9,326,707	7,959,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$252,519	95,698
Commercial paper:
Due to affiliates	55,996	–
Due to others	15,451	337,840
Other short-term borrowings	235,550	–
Subordinated debt to affiliated trusts	309,300	309,412
Long-term debt	1,956,195	1,923,382

Total liabilities	2,825,011	2,666,332

Shareholders’ equity:
Preferred stock	1,581,834	240,000
Common stock	2,599,916	2,212,237
Retained earnings	2,433,363	2,910,692
Accumulated other comprehensive loss	(98,958)	(58,835)
Deferred compensation	(14,459)	(11,294)

Total shareholders’ equity	6,501,696	5,292,800

	$9,326,707	7,959,132

[1]	Zions Municipal Funding, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)	2008	2007	2006
Interest income:
Commercial bank subsidiaries	$68,642	90,504	62,146
Other subsidiaries and affiliates	781	852	1,245
Other loans and securities	20,585	27,870	32,881

Total interest income	90,008	119,226	96,272

Interest expense:
Affiliated trusts	24,391	25,925	25,964
Other borrowed funds	79,208	116,520	112,726

Total interest expense	103,599	142,445	138,690

Net interest loss	(13,591)	(23,219)	(42,418)
Provision for loan losses	605	50	(8)

Net interest loss after provision for loan losses	(14,196)	(23,269)	(42,410)

Other income:
Dividends from consolidated subsidiaries:
Commercial banks and bank holding company	110,500	460,200	431,000
Other operating companies	500	560	600
Equity and fixed income securities gains (losses), net	(11,220)	2,882	8,180
Impairment losses on investment securities	(96,890)	(19,281)	–
Other income (loss)	(7,611)	8,498	2,730

	(4,721)	452,859	442,510

Expenses:
Salaries and employee benefits	11,673	14,781	14,841
Other operating expenses	16,962	20,328	23,388

	28,635	35,109	38,229

Income (loss) before income tax benefit and undistributed income (losses) of consolidated subsidiaries	(47,552)	394,481	361,871
Income tax benefit	71,837	40,422	29,541

Income before equity in undistributed income (losses) of consolidated subsidiaries	24,285	434,903	391,412
Equity in undistributed income (losses) of consolidated subsidiaries:
Commercial banks and bank holding company	(272,963)	52,962	190,756
Other operating companies	(35,377)	(11,778)	(15,302)
Nonoperating – Zions Municipal Funding, Inc.	17,786	17,658	16,259

Net income (loss)	(266,269)	493,745	583,125
Preferred stock dividends	24,424	14,323	3,835

Net earnings (loss) applicable to common shareholders	$(290,693)	479,422	579,290

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(266,269)	493,745	583,125
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed net (income) losses of consolidated subsidiaries	290,554	(58,842)	(191,713)
Equity and fixed income securities (gains) losses, net	11,220	(2,882)	(8,180)
Impairment losses on investment securities	96,890	19,281	–
Other	93,859	(15,582)	34,160

Net cash provided by operating activities	226,254	435,720	417,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(895,129)	98,098	(82,497)
Collection of advances to subsidiaries	816,184	97,333	18,706
Advances to subsidiaries	(184,731)	(201,862)	(702,581)
Proceeds from sales and maturities of equity and fixed income securities	264,528	82,439	166,085
Purchase of investment securities	(241,846)	(140,786)	–
Increase of investment in subsidiaries	(1,292,821)	(47,500)	(137,206)
Other	(29,281)	(3,147)	(7,983)

Net cash used in investing activities	(1,563,096)	(115,425)	(745,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and other borrowings under one year	(30,843)	117,333	53,319
Proceeds from issuance of long-term debt	28,495	295,627	395,000
Payments on long-term debt	(155,025)	(274,957)	(248,425)
Proceeds from issuance of preferred stock	1,338,605	–	235,833
Proceeds from issuance of common stock and warrants	354,302	59,473	79,511
Payments to redeem common stock	(2,881)	(322,025)	(26,483)
Dividends paid on preferred stock	(21,775)	(14,323)	(3,835)
Dividends paid on common stock	(173,904)	(181,327)	(156,986)

Net cash provided by (used in) financing activities	1,336,974	(320,199)	327,934

Net increase (decrease) in cash and due from banks	132	96	(150)
Cash and due from banks at beginning of year	2,003	1,907	2,057

Cash and due from banks at end of year	$2,135	2,003	1,907

As of December 31, 2008, the Parent has lines of credit totaling $395 million with five of its subsidiary banks. No amounts were outstanding at December 31, 2008. Interest on these lines is at a variable rate based on specified indices. Actual amounts that may be borrowed at any given time are based on determined collateral requirements.

The Parent paid interest of $99.5 million in 2008, $141.9 million in 2007, and $135.0 million in 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, these disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 123 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 124.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the Company’s Proxy Statement to be subsequently filed.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from the Company’s Proxy Statement to be subsequently filed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2008 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans:

Plan Category [1]	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Zions Bancorporation 2005 Stock
Option and Incentive Plan	5,142,499	$60.16	–
Zions Bancorporation 1996
Non-Employee Directors Stock Option Plan	136,000	55.06	–
Zions Bancorporation Key Employee
Incentive Stock Option Plan	1,657,327	52.77	–

Total	6,935,826		–

[1]

The table does not include information for equity compensation plans assumed by the Company in mergers. A total of 738,772 shares of common stock with a weighted average exercise price of $50.31 were issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2008. The Company cannot grant additional awards under these assumed plans. Column (a) also excludes 1,249,281 shares of unvested restricted stock.

Other information required by Item 12 is incorporated by reference from the Company’s Proxy Statement to be subsequently filed.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from the Company’s Proxy Statement to be subsequently filed.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from the Company’s Proxy Statement to be subsequently filed.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial statements—The following consolidated financial statements of Zions Bancorporation and subsidiaries are filed as part of this Form10-K under Item 8, Financial Statements and Supplementary Data:

		Consolidated balance sheets—December 31, 2008 and 2007

		Consolidated statements of income—Years ended December 31, 2008, 2007 and 2006

		Consolidated statements of changes in shareholders’ equity and comprehensive income—Years ended December 31, 2008, 2007 and 2006

		Consolidated statements of cash flows—Years ended December 31, 2008, 2007 and 2006

		Notes to consolidated financial statements—December 31, 2008

	(2)	Financial statement schedules—All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.

	(3)	List of Exhibits:

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-K for the year ended December 31, 2003.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

4.1	Senior Debt Indenture dated September 10, 2002 between Zions Bancorporation and J.P. Morgan Trust Company, N.A., as trustee, with respect to senior debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.1 of Form S-3ARS filed March 31, 2006.	*

Exhibit Number	Description
4.2	Subordinated Debt Indenture dated September 10, 2002 between Zions Bancorporation and J.P. Morgan Trust Company, N.A., as trustee, with respect to subordinated debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.2 of Form S-3ARS filed March 31, 2006.	*

4.3	Junior Subordinated Indenture dated August 21, 2002 between Zions Bancorporation and J.P. Morgan Trust Company, N.A., as trustee, with respect to junior subordinated debentures of Zions Bancorporation, incorporated by reference to Exhibit 4.3 of Form S-3ARS filed March 31, 2006.	*

10.1	Zions Bancorporation 2006-2008 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2006.	*

10.2	First amendment to the Zions Bancorporation 2006-2008 Value Sharing Plan (filed herewith).

10.3	Form of Zions Bancorporation 2006-2008 Value Sharing Plan, Subsidiary Banks, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2006.	*

10.4	Amegy Bank of Texas 2007-2008 Value Sharing Plan, incorporated by reference to Exhibit 10.7 of Form 10-Q for the quarter ended June 30, 2007.	*

10.5	2005 Management Incentive Compensation Plan, incorporated by reference to Appendix II of the Proxy Statement contained in the Company’s Schedule 14A filed on April 4, 2005.	*

10.6	Zions Bancorporation Second Restated and Revised Deferred Compensation Plan (filed herewith).

10.7	Zions Bancorporation Third Restated Deferred Compensation Plan for Directors (filed herewith).

10.8	Fifth Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan (filed herewith).

10.9	Zions Bancorporation First Restated Excess Benefit Plan (filed herewith).

10.10	Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002, incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 2006.	*

10.11	Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, dated January 6, 2005, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2004.	*

10.12	Amendment to Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2006.	*

10.13	Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2006.	*

10.14	Revised schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006, incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2006.	*

10.15	Zions Bancorporation Restated Pension Plan effective January 1, 2001, including amendments adopted through January 31, 2002, incorporated by reference to Exhibit 10.20 of Form 10-K for the year ended December 31, 2007.	*

Exhibit Number	Description
10.16	Amendment dated December 31, 2002 to Zions Bancorporation Restated Pension Plan (filed herewith).

10.17	Second Amendment to the Restated and Amended Zions Bancorporation Pension Plan dated September 4, 2003, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2005.	*

10.18	Third Amendment to the Zions Bancorporation Pension Plan dated September 4, 2003, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2005.	*

10.19	Fourth Amendment to the Restated and Amended Zions Bancorporation Pension Plan dated March 28, 2005, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2005.	*

10.20	Zions Bancorporation Executive Management Pension Plan (filed herewith).

10.21	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Established and Restated Effective January 1, 2003 (filed herewith).

10.22	First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated November 20, 2003, incorporated by reference to Exhibit 10.19 of Form 10-K for the year ended December 31, 2004.	*

10.23	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2003, incorporated by reference to Exhibit 10.20 of Form 10-K for the year ended December 31, 2004.	*

10.24	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 1, 2004, incorporated by reference to Exhibit 10.21 of Form 10-K for the year ended December 31, 2004.	*

10.25	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated March 18, 2005, incorporated by reference to Exhibit 10.31 of Form 10-Q for the quarter ended March 31, 2005.	*

10.26	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated February 28, 2006, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2006.	*

10.27	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated July 31, 2006, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2006.	*

10.28	Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 28, 2006, incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended December 31, 2006.	*

10.29	Eighth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated May 14, 2007, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2007.	*

10.30	Ninth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated July 19, 2007, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2007.	*

10.31	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated July 3, 2006, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2007.	*

Exhibit Number	Description
10.32	Amended and Restated Zions Bancorporation Key Employee Incentive Stock Option Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2004.	*

10.33	Amended and Restated Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2007.	*

10.34	Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 4.7 of Form S-8 filed on May 6, 2005.	*

10.35	Amendment No. 1 to Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June30, 2007.	*

10.36	Standard Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended March 31, 2005.	*

10.37	Standard Directors Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2005.	*

10.38	Restated Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2007.	*

10.39	Amegy Bancorporation (formerly Southwest Bancorporation of Texas, Inc.)1996 Stock Option Plan, as amended and restated as of June 4, 2002, incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2007.	*

10.40	Amegy Bancorporation 2004 Omnibus Incentive Plan, incorporated by reference to Appendix B to Amegy Bancorporation’s Definitive Proxy Statement filed on March 25, 2004.	*

10.41	Form of Change in Control Agreement between the Company and Certain Executive Officers, including Harris H. Simmons, Doyle L. Arnold, Bruce K. Alexander, and A. Scott Anderson, incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2006.	*

10.42	Form of Change in Control Agreement between the Company and Certain Executive Officers, including Paul B. Murphy and Scott J. McLean, incorporated by reference to Exhibit 10.48 of Form 10-K for the year ended December 31, 2007.	*

10.43	Addendum to Change in Control Agreement (filed herewith).

10.44	Stock Purchase and Shareholder Agreement dated June 1, 2004 among Welman Holdings, Inc., the Company, Zions First National Bank and PSC Wealth Management, LLC, incorporated by reference to Exhibit 99.2 of Form 8-K filed April 1, 2005.	*

10.45	Employment Agreement dated as of June 1, 2004 between the Company and George M. Feiger, incorporated by reference to Exhibit 99.1 of Form 8-K filed April 1, 2005.	*

10.46	Employment Agreement between the Company and Paul B. Murphy, incorporated by reference to Exhibit 10.40 of Form 10-K for the year ended December 31, 2006.	*

10.47	Employment Agreement between the Company and Scott J. McLean, incorporated by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2006.	*

10.48	Employment Agreement between the Company and Dallas Haun, incorporated by reference to Exhibit 10.53 of Form 10-K for the year ended December 31, 2007.	*

10.49	Warrant to purchase up to 5,789,909 shares of Common Stock, issued on November 14, 2008, incorporated by reference to Exhibit 4.2 of Form 8-K filed November 17, 2008.	*

Exhibit Number	Description
10.50	Performance stock agreement between Zions Bancorporation and Paul B. Murphy, dated August 15, 2008 (filed herewith).

10.51	Performance stock agreement between Zions Bancorporation and Scott McLean, dated August 15, 2008 (filed herewith).

10.52	Form of Change in Control Agreement between the Company and Dallas E. Haun, dated May 23, 2008 (filed herewith).

12	Ratio of Earnings to Fixed Charges (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

*	Incorporated by reference

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

February 27, 2009	ZIONS BANCORPORATION

	By	/s/ HARRIS H. SIMMONS
HARRIS H. SIMMONS, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 27, 2009

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