Form 10-Q
period 2009-03-31
ZIONS BANCORPORATION /UT/
filed 2009-05-11
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   X     Accelerated filer          Non-accelerated filer          Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 30, 2009	115,297,366 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2009	December 31, 2008	March 31, 2008
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,321,972	$1,475,976	$1,660,539
Money market investments:
Interest-bearing deposits and commercial paper	1,952,555	2,332,759	1,243,860
Federal funds sold	13,277	83,451	121,892
Security resell agreements	305,111	286,707	689,235
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $1,361,460, $1,443,555 and $704,156)	1,648,971	1,790,989	701,658
Available-for-sale, at fair value	3,086,788	2,676,255	4,259,742
Trading account, at fair value (includes $0, $538 and $0 transferred as collateral under repurchase agreements)	65,198	42,064	40,807

	4,800,957	4,509,308	5,002,207

Loans held for sale	262,785	200,318	208,529
Loans:
Loans and leases excluding FDIC-supported assets	41,220,610	41,791,237	39,855,365
FDIC-supported assets	836,454	–	–

	42,057,064	41,791,237	39,855,365
Less:
Unearned income and fees, net of related costs	124,749	132,499	158,139
Allowance for loan losses	832,878	686,999	501,283

Loans and leases, net of allowance	41,099,437	40,971,739	39,195,943

Other noninterest-bearing investments	1,051,956	1,044,092	1,114,902
Premises and equipment, net	701,742	687,096	657,183
Goodwill	1,034,465	1,651,377	2,009,517
Core deposit and other intangibles	124,585	125,935	140,672
Other real estate owned	226,634	191,792	36,476
Other assets	1,649,536	1,532,241	1,327,338

	$54,545,012	$55,092,791	$53,408,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$10,517,910	$9,683,385	$9,464,122
Interest-bearing:
Savings and NOW	4,710,899	4,452,919	4,661,963
Money market	18,103,564	16,826,846	12,986,387
Time under $100,000	3,112,864	2,974,566	2,564,434
Time $100,000 and over	4,647,015	4,756,218	4,548,009
Foreign	2,214,981	2,622,562	3,291,422

	43,307,233	41,316,496	37,516,337

Securities sold, not yet purchased	39,892	35,657	184,522
Federal funds purchased	1,213,970	965,835	1,817,587
Security repurchase agreements	551,686	899,751	1,144,178
Other liabilities	578,768	669,111	620,528
Commercial paper	984	15,451	164,657
Federal Home Loan Bank advances and other borrowings:
One year or less	429,655	2,039,853	3,956,775
Over one year	127,680	128,253	127,006
Long-term debt	2,715,310	2,493,368	2,518,489

Total liabilities	48,965,178	48,563,775	48,050,079

Shareholders’ equity:
Preferred stock, without par value, authorized 3,000,000 shares	1,587,027	1,581,834	240,000
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 115,335,668, 115,344,813 and 107,139,188 shares	2,607,541	2,599,916	2,219,905
Retained earnings	1,713,897	2,433,363	2,957,511
Accumulated other comprehensive income (loss)	(340,727)	(98,958)	(76,429)
Deferred compensation	(14,732)	(14,459)	(13,186)

Controlling interest shareholders’ equity	5,553,006	6,501,696	5,327,801
Noncontrolling interests	26,828	27,320	30,413

Total shareholders’ equity	5,579,834	6,529,016	5,358,214

	$54,545,012	$55,092,791	$53,408,293

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2009	2008
Interest income:
Interest and fees on loans	$579,852	$688,439
Interest on loans held for sale	2,756	3,017
Lease financing	4,593	5,818
Interest on money market investments	3,376	19,028
Interest on securities:
Held-to-maturity – taxable	18,908	2,455
Held-to-maturity – nontaxable	6,265	6,429
Available-for-sale – taxable	21,703	62,356
Available-for-sale – nontaxable	1,678	1,892
Trading account	571	681

Total interest income	639,702	790,115

Interest expense:
Interest on savings and money market deposits	74,553	103,987
Interest on time and foreign deposits	62,679	106,222
Interest on short-term borrowings	6,020	63,273
Interest on long-term borrowings	21,675	30,175

Total interest expense	164,927	303,657

Net interest income	474,775	486,458
Provision for loan losses	297,624	92,282

Net interest income after provision for loan losses	177,151	394,176

Noninterest income:
Service charges and fees on deposit accounts	52,788	49,585
Other service charges, commissions and fees	38,227	41,981
Trust and wealth management income	7,165	9,693
Capital markets and foreign exchange	13,204	10,397
Dividends and other investment income	8,408	12,910
Loan sales and servicing income	5,851	7,810
Income from securities conduit	1,235	2,581
Fair value and nonhedge derivative income (loss)	4,004	3,787
Equity securities gains (losses), net	2,763	10,068
Fixed income securities gains (losses), net	195	1,775
Impairment losses on investment securities:
Impairment losses on investment securities	(165,616)	(40,785)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	82,943

Net impairment losses on investment securities	(82,673)	(40,785)
Valuation losses on securities purchased	(200,391)	(5,204)
Other	3,962	6,402

Total noninterest income	(145,262)	111,000

Noninterest expense:
Salaries and employee benefits	204,161	209,354
Occupancy, net	28,327	26,799
Furniture and equipment	24,999	23,738
Other real estate expense	18,343	1,838
Legal and professional services	8,543	7,880
Postage and supplies	8,410	9,789
Advertising	7,148	6,351
FDIC premiums	14,171	4,203
Amortization of core deposit and other intangibles	6,886	8,820
Other	55,217	51,331

Total noninterest expense	376,205	350,103

Impairment loss on goodwill	633,992	–

Income (loss) before income taxes	(978,308)	155,073
Income taxes (benefit)	(151,727)	49,896

Net income (loss)	(826,581)	105,177
Net loss applicable to noncontrolling interests	(540)	(1,572)

Net income (loss) applicable to controlling interest	(826,041)	106,749
Preferred stock dividends	26,286	2,453

Net earnings (loss) applicable to common shareholders	$(852,327)	$104,296

Weighted average common shares outstanding during the period:
Basic shares	114,106	106,514
Diluted shares	114,106	106,687
Net earnings (loss) per common share:
Basic	$(7.47)	$0.97
Diluted	(7.47)	0.97

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Noncontrolling interests	Total shareholders’ equity
(In thousands, except per share amounts)
		Shares	Amount

Balance, December 31, 2008	$1,581,834	115,344,813	$2,599,916	$2,433,363	$(98,958)	$(14,459)	$27,320	$6,529,016
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and 124-2				137,462	(137,462)			–
Comprehensive loss:
Net loss for the period				(826,041)			(540)	(826,581)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(83,553)
Reclassification for net realized losses on investments recorded in operations					38,862
Noncredit-related impairment losses on securities not expected to be sold					(49,928)
Accretion of securities with noncredit-related impairment losses not expected to be sold					896
Net unrealized losses on derivative instruments					(10,584)

Other comprehensive loss					(104,307)			(104,307)

Total comprehensive loss								(930,888)
Net stock issued under employee plans and related tax benefits		(9,145)	7,625					7,625
Dividends on preferred stock	5,193			(26,286)				(21,093)
Dividends on common stock, $.04 per share				(4,601)				(4,601)
Change in deferred compensation						(273)		(273)
Other changes in noncontrolling interests							48	48

Balance, March 31, 2009	$1,587,027	115,335,668	$2,607,541	$1,713,897	$(340,727)	$(14,732)	$26,828	$5,579,834

Balance, December 31, 2007	$240,000	107,116,505	$2,212,237	$2,910,692	$(58,835)	$(11,294)	$30,939	$5,323,739
Cumulative effect of change in accounting principle, adoption of SFAS 159				(11,471)	11,471			–
Comprehensive income:
Net income (loss) for the period				106,749			(1,572)	105,177
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(126,852)
Foreign currency translation					(1)
Reclassification for net realized losses on investments recorded in operations					24,087
Net unrealized gains on derivative instruments					73,701

Other comprehensive loss					(29,065)			(29,065)

Total comprehensive income								76,112
Net stock issued under employee plans and related tax benefits		22,683	7,668					7,668
Dividends on preferred stock				(2,453)				(2,453)
Dividends on common stock, $.43 per share				(46,006)				(46,006)
Change in deferred compensation						(1,892)		(1,892)
Other changes in noncontrolling interests							1,046	1,046

Balance, March 31, 2008	$240,000	107,139,188	$2,219,905	$2,957,511	$(76,429)	$(13,186)	$30,413	$5,358,214

See	accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(826,581)	$105,177
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment and valuation losses on investment securities and goodwill	917,056	45,989
Provision for credit losses	299,451	95,900
Depreciation of premises and equipment	18,613	18,250
Amortization	17,783	10,364
Deferred income tax benefit	(158,607)	(32,237)
Share-based compensation	8,137	6,596
Excess tax benefits from share-based compensation	(17)	(257)
Equity securities gains, net	(2,763)	(10,068)
Fixed income securities gains, net	(195)	(1,775)
Net increase in trading securities	(23,134)	(10,857)
Principal payments on and proceeds from sales of loans held for sale	476,030	288,070
Originations of loans held for sale	(543,368)	(301,247)
Net write-down of and losses from sales of other real estate owned	16,270	1,698
Net gains on sales of loans, leases and other assets	(5,046)	(7,468)
Income from increase in cash surrender value of bank-owned life insurance	(5,829)	(6,328)
Change in accrued income taxes	5,483	60,131
Change in accrued interest receivable	27,336	16,753
Change in other assets	35,086	106,423
Change in other liabilities	(85,853)	(87,751)
Change in accrued interest payable	(5,035)	3,104
Other, net	(10,319)	5,830

Net cash provided by operating activities	154,498	306,297

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	435,569	(554,779)
Proceeds from maturities and paydowns of investment securities held-to-maturity	29,670	23,811
Purchases of investment securities held-to-maturity	(16,488)	(20,918)
Proceeds from sales of investment securities available-for-sale	223,267	456,307
Proceeds from maturities and paydowns of investment securities available-for-sale	121,192	969,910
Purchases of investment securities available-for-sale	(942,368)	(765,838)
Proceeds from sales of loans and leases	16,311	18,961
Securitized loans purchased	–	(283,204)
Loan and lease originations, net of collections	374,228	(606,436)
Net decrease (increase) in other noninterest-bearing investments	5,858	(73,754)
Proceeds from sales of premises and equipment and other assets	4,715	7,258
Purchases of premises and equipment	(37,275)	(25,778)
Proceeds from sales of other real estate owned	27,275	5,928
Net cash received from acquisition	113,471	–

Net cash provided by (used in) investing activities	355,425	(848,532)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(In thousands)	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$947,125	$593,538
Net change in short-term funds borrowed	(1,830,753)	(197,962)
Repayments of FHLB advances and other borrowings over one year	(573)	(606)
Proceeds from issuance of long-term debt	255,167	–
Debt issuance costs	(9,024)	(131)
Repayments of long-term debt	(69)	–
Proceeds from issuance of common stock	–	1,219
Payments to redeem common stock	(123)	(237)
Excess tax benefits from share-based compensation	17	257
Dividends paid on preferred stock	(21,093)	(2,453)
Dividends paid on common stock	(4,601)	(46,006)

Net cash provided by (used in) financing activities	(663,927)	347,619

Net decrease in cash and due from banks	(154,004)	(194,616)
Cash and due from banks at beginning of period	1,475,976	1,855,155

Cash and due from banks at end of period	$1,321,972	$1,660,539

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$159,327	$302,021
Net payment made (cash refund received) for income taxes	(224)	20,429
Noncash items:
Amortized cost of investment securities held-to-maturity transferred to investment securities available-for-sale	41,304	–
Loans transferred to other real estate owned	79,440	30,232
Acquisitions:
Assets acquired	1,145,251	–
Liabilities assumed	1,157,240	–

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2009

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Zions Bancorporation (“the Parent”) and its majority-owned subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect net income.

Operating results for the three-month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2008 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company provides a full range of banking and related services through banking subsidiaries in ten Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). The Parent also owns and operates certain nonbank subsidiaries that engage in the development and sale of financial technologies and related services, and in wealth management services.

2.    CERTAIN RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, issued by the Financial Accounting Standards Board (“FASB”). Under the new view of an economic entity in consolidated financial statements, SFAS 160 changes the presentation of noncontrolling (or minority) interests in that all operating amounts attributable to a noncontrolling interest are included in the statement of income and accumulated balances are included as a separate component of equity. Also required is the allocation of losses to a noncontrolling interest even when such losses result in a negative carrying balance. The effect of adopting SFAS 160 was not significant to the Company’s financial statements. As of January 1, 2009, minority interest of $27.3 million was reclassified to shareholders’ equity and reported as noncontrolling interests. As required, retrospective application was made to all prior periods for comparative presentation.

ZIONS BANCORPORATION AND SUBSIDIARIES

Effective January 1, 2009, we adopted FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP clarifies that unvested share-based payment awards with rights to receive nonforfeitable dividends are participating securities and should be included in the computation of earnings per share. Adoption of this FSP required retrospective adjustment of earnings per share information, which was not significant to any prior period included in the accompanying financial statements.

Additional accounting pronouncements recently adopted are discussed where applicable in the Notes to Consolidated Financial Statements.

3.    MERGER AND ACQUISITION ACTIVITY

Effective January 1, 2009, we adopted SFAS No. 141 (revised 2007), Business Combinations. Among the most significant changes, SFAS 141(R) eliminates the step acquisition model under SFAS 141. Upon initially obtaining control, the acquirer will recognize 100% of all acquired assets (including goodwill) and all assumed liabilities regardless of the percentage owned. Certain transaction and restructuring costs must be expensed as incurred. Changes to the acquirer’s existing income tax valuation allowances and uncertainty accruals from a business combination must be recognized as an adjustment to current income tax expense and not to goodwill over the subsequent annual period.

On February 6, 2009, CB&T acquired the banking operations of the failed Alliance Bank headquartered in Culver City, California from the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The acquisition consisted of approximately $1.1 billion of assets, including the entire loan portfolio, $1.0 billion of deposits, and five branches. In addition to the excess of assets over liabilities, CB&T received approximately $10 million in cash from the FDIC and entered into a loss sharing agreement in which the FDIC generally will assume 80% of the first $275 million of credit losses and 95% of the credit losses in excess of $275 million. As a result of the loss sharing agreement, the acquired loans are presented in the Company’s balance sheet as “FDIC-supported assets.” In accordance with SFAS 141(R), these loans were recorded at fair value without a corresponding allowance for loan losses.

Statement of Position 03-3 (“SOP 03-3”), Accounting for Certain Loans or Debt Securities Acquired in a Transfer, provides guidance for the initial recognition and ongoing accounting of acquired loans which have evidence of credit deterioration and for which it is probable that not all contractual payments will be collected. Similar to SFAS 141(R), SOP 03-3 prohibits carrying over or creating an allowance for loan losses upon initial recognition.

The carrying value of FDIC-supported assets at March 31, 2009 consisted of loans accounted for in accordance with SOP 03-3, loans not subject to SOP 03-3, and other assets as follows (in thousands):

	SOP 03-3 loans	Non-SOP 03-3 loans	Other	Total

Commercial lending	$15,802	$365,377		$381,179
Commercial real estate	38,916	180,535		219,451
Consumer	5,060	55,201		60,261
Other real estate owned			$16,976	16,976
Estimated loss reimbursement from FDIC	76,014	82,573		158,587

Total	$135,792	$683,686	$16,976	$836,454

ZIONS BANCORPORATION AND SUBSIDIARIES

As of the acquisition date, the preliminary estimate of the contractually required payments receivable for SOP 03-3 loans was $174.0 million, the cash flows expected to be collected were $155.9 million including interest, and the estimated fair value of the loans was $153.5 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which included the effects of estimated prepayments. At March 31, 2009, approximately $89.9 million of these loans were classified as nonperforming assets because the expected cash flows were primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated. Because of the estimation process required, certain refinements may be made to the above estimates in future 2009 reporting periods.

Changes in the carrying amount and accretable yield for SOP 03-3 loans were as follows from the date of acquisition to March 31, 2009 (in thousands):

	Accretable yield	Carrying amount of loans

Fair value of acquired loans	$379	$153,547
Payments received		(17,314)
Charge-offs		(571)
Accretion	(130)	130

Balance at March 31, 2009	$249	$135,792

On April 17, 2009, NSB acquired the banking operations of the failed Great Basin Bank of Nevada headquartered in Elko, Nevada. The acquisition consisted of approximately $212 million of assets, including the entire loan portfolio, $209 million of deposits, and five branches in Northern Nevada. NSB received approximately $17.8 million in cash from the FDIC and entered into a loss sharing agreement in which the FDIC generally will assume 80% of the first $40 million of credit losses and 95% of the credit losses in excess of $40 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

4.    INVESTMENT SECURITIES

Investment securities are summarized as follows (in thousands):

	March 31, 2009
		Recognized in OCI [1]			Not recognized in OCI [1]
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$679,709	$–	$–	$679,709	$7,862	$9,962	$677,609
Asset-backed securities:
Trust preferred securities – banks and insurance	1,224,597	–	341,155	883,442	33,670	289,051	628,061
Trust preferred securities – real estate investment trusts	36,055	–	8,599	27,456	–	9,036	18,420
Other	76,374	48	18,158	58,264	586	21,578	37,272
Other debt securities	100	–	–	100	–	2	98

	$2,016,835	$48	$367,912	$1,648,971	$42,118	$329,629	$1,361,460

Available-for-sale
U.S. Treasury securities	$26,977	$888	$–	$27,865			$27,865
U.S. Government agencies and corporations:
Agency securities	305,317	3,014	312	308,019			308,019
Agency guaranteed mortgage-backed securities	465,285	9,370	483	474,172			474,172
Small Business Administration loan-backed securities	682,179	92	26,487	655,784			655,784
Municipal securities	241,444	2,588	172	243,860			243,860
Asset-backed securities:
Trust preferred securities – banks and insurance	1,235,636	5,513	342,169	898,980			898,980
Trust preferred securities – real estate investment trusts	59,188	–	38,169	21,019			21,019
Auction rate securities	177,880	–	–	177,880			177,880
Other	123,900	200	34,756	89,344			89,344

	3,317,806	21,665	442,548	2,896,923			2,896,923
Other securities:
Mutual funds and stock	189,865	–	–	189,865			189,865

	$3,507,671	$21,665	$442,548	$3,086,788			$3,086,788

[1]	Other comprehensive income

As part of our ongoing review of the investment securities portfolio, we reassessed the classification of certain asset-backed and trust preferred collateralized debt obligation (“CDO”) securities. On March 31, 2009, we reclassified approximately $39 million at fair value of held-to-maturity (“HTM”) securities to available-for-sale (“AFS”). These securities were downgraded by a ratings agency from investment grade to noninvestment grade during the first quarter of 2009. No gain or loss was recognized in the statement of income at the time of reclassification.

The amortized cost and estimated fair value of investment debt securities as of March 31, 2009 by maturity are not materially different from December 31, 2008, after certain adjustments described elsewhere, including other-than-temporary-impairment (“OTTI”), the cumulative effect adjustment, purchase of auction rate securities, and purchases of securities from Lockhart Funding LLC (“Lockhart”).

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses and the estimated fair value by length of time that the securities have been in an unrealized loss position (in thousands):

	March 31, 2009
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$4,253	$101,875	$5,709	$33,820	$9,962	$135,695
Asset-backed securities:
Trust preferred securities – banks and insurance	143	720	630,063	627,342	630,206	628,062
Trust preferred securities – real estate investment trusts	–	–	17,635	18,420	17,635	18,420
Other	12,474	10,697	27,262	26,575	39,736	37,272
Other debt securities	2	98	–	–	2	98

	$16,872	$113,390	$680,669	$706,157	$697,541	$819,547

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$24	$5,773	$288	$34,430	$312	$40,203
Agency guaranteed mortgage-backed securities	414	61,623	69	6,814	483	68,437
Small Business Administration loan-backed securities	2,834	159,802	23,653	469,221	26,487	629,023
Municipal securities	147	76,499	25	2,579	172	79,078
Asset-backed securities:
Trust preferred securities – banks and insurance	8,796	95,783	333,373	436,875	342,169	532,658
Trust preferred securities – real estate investment trusts	1,932	14,155	36,237	6,865	38,169	21,020
Other	4,572	16,201	30,184	58,518	34,756	74,719

	$18,719	$429,836	$423,829	$1,015,302	$442,548	$1,445,138

We conduct a formal review of investment securities on a quarterly basis for the presence of OTTI. For the first quarter of 2009, we adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, issued by the FASB on April 9, 2009. We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances as required by the new FSP, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance.

The FSP requires that credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI. For securities classified as HTM, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. Noncredit-related OTTI recognized in earnings previous to January 1, 2009 is reclassified from retained earnings to accumulated OCI as a cumulative effect adjustment. Additional disclosures are also required by this FSP.

As stated in our 2008 Annual Report on Form 10-K, our OTTI evaluation process also follows the guidance of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, and FSP No. EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. This guidance requires the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectibility of debt securities, our ability and intent to

ZIONS BANCORPORATION AND SUBSIDIARIES

hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in our securities portfolio. FSP EITF 99-20-1 was issued on January 12, 2009 and is effective for reporting periods ending after December 15, 2008. This FSP amends EITF 99-20 by eliminating the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, the FSP requires that OTTI be recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that it is “probable” that the full amount will not be received. This requirement is consistent with the impairment model in SFAS 115.

In addition, our disclosure and related discussion of unrealized losses is presented pursuant to FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP FAS 115-1 and 124-1 replaces certain impairment evaluation guidance of EITF 03-1; however, the disclosure requirements of EITF 03-1 remain in effect. This FSP addresses the determination of when an investment is considered impaired, whether the impairment is considered to be other-than-temporary, and the measurement of an impairment loss. The FSP also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, and clarifies that an impairment loss should be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made.

For all security types discussed below where no OTTI is considered necessary at March 31, 2009, we applied the criteria of FSP FAS 115-2 and 124-1. That is, we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.

Municipal securities

The HTM securities are purchased directly from the municipalities and are generally not rated by a credit rating agency. The AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair values of these securities are highly driven by interest rates. We perform credit quality reviews on these issues at each reporting period. The decline in fair value is attributable to changes in interest rates and not credit quality. As such, no OTTI is considered necessary for these securities at March 31, 2009.

Asset-backed securities

Trust preferred securities – banks and insurance: These CDO securities are variable rate pools of trust preferred securities related to banks and insurance companies. They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”) which are rating agencies registered with the Securities and Exchange Commission (“SEC”). They were purchased generally at par. Unrealized losses were caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads for asset-backed securities; and (3) general illiquidity in the market for CDOs. Our ongoing review of these securities in accordance with the previous discussion and the policy in our 2008 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities. See subsequent summary.

Trust preferred securities – real estate investment trusts (“REIT”): These CDO securities are variable rate pools of trust preferred securities related to real estate investment trusts, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit in addition to the same factors previously discussed for banks and insurance CDOs. Our ongoing review of these securities in accordance with the previous discussion and the policy in our 2008 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities. See subsequent summary.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other asset-backed securities: The majority of these CDO securities were purchased from Lockhart at their carrying value and were adjusted to fair value. Certain of these CDOs consist of structured asset-backed CDOs (“ABS CDOs”) (also known as diversified structured finance CDOs). Our ongoing review of these securities in accordance with the previous discussion and the policy in our 2008 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities. See subsequent summary.

U.S. Government agencies and corporations

Agency securities: Unrealized losses were caused by changes in interest rates. The agency securities consist of discount notes and medium term notes issued by the Federal Agricultural Mortgage Corporation (“FAMC”), Federal Home Loan Bank (“FHLB”), Federal Farm Credit Bank, Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). These securities are fixed rate and were purchased at premiums or discounts. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. In the latter half of 2008, the U.S. Government provided substantial liquidity to FNMA and FHLMC to bolster their creditworthiness. The decline in fair value is generally attributable to interest rates and not credit quality. As such, no OTTI is considered necessary for these securities at March 31, 2009.

Agency guaranteed mortgage-backed securities: Unrealized losses were caused by changes in interest rates. The agency mortgage-backed securities are comprised largely of fixed and variable rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), FNMA, FAMC, or FHLMC. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. In the latter half of 2008, the U.S. Government provided substantial liquidity to both FNMA and FHLMC to bolster their creditworthiness. The decline in fair value is generally attributable to changes in interest rates and not credit quality. As such, no OTTI is considered necessary for these securities at March 31, 2009.

Small Business Administration (“SBA”) loan-backed securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. The decline in fair value is not attributable to credit quality. As such, no OTTI is considered necessary for these securities at March 31, 2009.

The following summarizes the amounts of credit related OTTI recognized in earnings during the first quarter of 2009 according to the previously discussed categories (in thousands):

	HTM	AFS	Total
Asset-backed securities:
Trust preferred securities – banks and insurance	$(16,751)	$(13,935)	$(30,686)
Trust preferred securities – real estate investment trusts	–	(49,211)	(49,211)
Other (including ABS CDOs)	(955)	(1,821)	(2,776)

	$(17,706)	$(64,967)	$(82,673)

In addition to the discussion above and to the estimation of fair value discussed in Note 10, for OTTI purposes the discount rate used is a security-specific coupon rate after credit-stressing contractual cash flows rather than a market level discount rate used to estimate fair value.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a tabular rollforward of the amount of credit-related OTTI recognized in earnings (in thousands):

	HTM	AFS	Total
Balance of credit-related OTTI at January 1, 2009	$(29,142)	$(153,262)	$(182,404)

Additions for credit-related OTTI not previously recognized	(15,219)	(1,251)	(16,470)
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	(2,487)	(63,716)	(66,203)

Subtotal of additions	(17,706)	(64,967)	(82,673)

Balance of credit-related OTTI at March 31, 2009	$(46,848)	$(218,229)	$(265,077)

Noncredit-related OTTI of $82.9 million ($49.9 million after-tax) on securities not expected to be sold, and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, was recognized in OCI during the first quarter of 2009. As of January 1, 2009, we reclassified $137.5 million after-tax as a cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings.

At March 31, 2009, 428 HTM and 719 AFS investment securities were in an unrealized loss position, with a vast majority of the dollar amount residing in the CDO portfolio.

The following summarizes gains and losses, including OTTI, that are recognized in the statement of income (in millions):

	Three Months Ended March 31, 2009
	Gross gains	Gross losses
Investment securities:
Held-to-maturity	$–	$17.7
Available-for-sale	2.9	265.4
Other noninterest-bearing investments:
Securities held by consolidated SBICs	0.1	–

	3.0	283.1

Net losses		$(280.1)

Statement of income information:
Net impairment losses on investment securities		$(82.7)
Valuation losses on securities purchased		(200.4)

		(283.1)
Equity securities gains, net		2.8
Fixed income securities gains, net		0.2

Net losses		$(280.1)

Valuation losses on securities purchased of $200.4 million during the first quarter of 2009 include $181.7 million for securities purchased from Lockhart, as discussed in Note 5. The remaining $18.7 million resulted from our voluntary purchase of all of the $255.3 million of auction rate securities previously sold to customers by certain Company subsidiaries.

ZIONS BANCORPORATION AND SUBSIDIARIES

As of March 31, 2009 and December 31, 2008, securities with an amortized cost of $1.6 billion and $1.8 billion, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

5. OFF-BALANCE SHEET ARRANGEMENT

Zions Bank provides a liquidity facility for a fee to Lockhart, which is an off-balance sheet qualifying special-purpose entity securities conduit. Lockhart was structured to purchase floating rate U.S. Government and AAA-rated securities with funds from the issuance of asset-backed commercial paper. Zions Bank also provides interest rate hedging support and administrative and investment advisory services for a fee.

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

During the first quarter of 2009, Zions Bank recorded valuation losses of $181.7 million when it purchased $537.0 million of securities at book value from Lockhart due to investment downgrades. At March 31, 2009, Lockhart had remaining assets of approximately $186 million at book value, which exceeded the fair value by approximately $6 million. Due to recent ratings downgrades of Zions Bank and to the diminished size of Lockhart, Zions Bank will acquire the remaining assets of Lockhart during the second quarter of 2009. This consolidation will not be significant to the financial position of the Company.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161, among other things, requires greater transparency in disclosing information about derivatives including the objectives for their use, the volume of derivative activity, tabular disclosure of financial statement amounts, and any credit-risk-related features. The new disclosures are required for interim as well as annual financial statements and were not significantly different from the Company’s previous annual disclosures.

As required by SFAS 133, as amended, we record all derivatives on the balance sheet at fair value. See Note 10 for a discussion of the application of SFAS No. 157, Fair Value Measurements, in determining the fair value of derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Our objective in using derivatives is to add stability to interest income or expense, to modify the duration of specific assets or liabilities as we consider advisable, and to manage exposure to interest rate movements or other identified risks. To accomplish this objective, we use interest rate swaps and floors as part of our cash flow hedging strategy. These derivatives are used to hedge the variable cash flows associated with designated commercial loans. We use fair value hedges to manage interest rate exposure to certain long-term debt. During the first quarter of 2009, all fair value derivatives were terminated. As of March 31, 2009, no derivatives were designated for hedges of investments in foreign operations.

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

Selected information with respect to notional amounts, recorded gross fair values, and related gain (loss) of derivative instruments is summarized as follows (in thousands):

ZIONS BANCORPORATION AND SUBSIDIARIES

				Three Months Ended March 31, 2009
				Amount of derivative gain (loss) recognized/reclassified
	March 31, 2009				Reclassified from AOCI to interest income	Other income	Offset to interest expense
		Fair value
	Notional amount	Other assets	Other liabilities	OCI
Derivatives designated as hedging instruments under SFAS 133
Asset derivatives
Cash flow hedges[1,2]:
Interest rate swaps	$2,030,000	$191,554	$–	$12,795	$29,741
Interest rate floors	230,000	7,190	–	577	1,387

	2,260,000	198,744	–	13,372	31,128
Liability derivatives
Fair value hedges:
Long-term debt	–	–	–				$12,903

Total derivatives designated as hedging instruments under SFAS 133	2,260,000	198,744	–	13,372	31,128		12,903

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps	242,948	6,891	5,881			$942
Interest rate swaps for customers	2,913,355	100,158	101,318			4,136
Energy commodity swaps for customers	430,282	34,746	34,722			298
Basis swaps	1,420,000	–	8,233			1,881

Total derivatives not designated as hedging instruments under SFAS 133	5,006,585	141,795	150,154			7,257

Total derivatives	$7,266,585	$340,539	$150,154	$13,372	$31,128	$7,257	$12,903

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
[2]	Amounts recognized in other income for the ineffective portion of the derivative gain (loss) on cash flow hedges were immaterial.

At March 31, 2009 in accordance with SFAS 157, the fair values of derivative assets and liabilities were reduced by net credit valuation adjustments of $6.7 million and $4.0 million, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

FSP FIN 39-1 permits entities to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. At March 31, 2009, cash collateral was used to reduce recorded amounts of derivative assets by $41.9 million and derivative liabilities by $17.2 million.

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

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized generally on a straight-line basis to interest income or expense over the period to their previously stated maturity dates.

ZIONS BANCORPORATION AND SUBSIDIARIES

Amounts are reclassified to interest income as interest payments are received on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following March 31, 2009, we estimate that an additional $124 million of gains and accretion/amortization will be reclassified.

7.    GOODWILL

Changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Zions Bank	CB&T	Amegy	Other	Consolidated company

Balance at December 31, 2008	$19,514	$379,024	$1,248,950	$3,889	$1,651,377
Goodwill acquired during the period		17,080			17,080
Impairment losses			(633,327)	(665)	(633,992)

Balance at March 31, 2009	$19,514	$396,104	$615,623	$3,224	$1,034,465

The goodwill of $17.1 million acquired by CB&T resulted from the acquisition of Alliance Bank as discussed in Note 3.

The impairment losses totaling $634.0 million reflect additional impairment due to continued market deterioration during the first quarter of 2009. The losses primarily reflect impairment at Amegy. The amount of the impairment losses was determined based on the calculation process specified in SFAS No. 142, Goodwill and Other Intangible Assets, which compares carrying value to the estimated fair values of assets and liabilities. These fair values were estimated with the assistance of independent valuation consultants utilizing the provisions of SFAS 157. The estimation process took into account market value approaches including management estimates of projected discounted cash flows. For Amegy, the process included a review of transaction information and recent declines in market values of peer banks in and near Texas and a weaker economic outlook in that state.

8.    DEBT

On January 15, 2009, we issued $254.9 million of senior floating rate notes due June 21, 2012 at a coupon rate of three-month LIBOR plus 37 basis points. The debt is guaranteed under the FDIC’s Temporary Liquidity Guarantee Program that became effective on November 21, 2008.

ZIONS BANCORPORATION AND SUBSIDIARIES

9.    SHAREHOLDERS’ EQUITY

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total
Three Months Ended March 31, 2009:

Balance, December 31, 2008	$(248,871)	$196,656	$(46,743)	$(98,958)
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and 124-2	(137,462)			(137,462)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $50,008	(83,553)			(83,553)
Reclassification for net realized losses recorded in operations, net of income tax benefit of $24,732	38,862			38,862
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $33,014	(49,928)			(49,928)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $611	896			896
Net unrealized losses, net of reclassification to operations of $31,128 and income tax benefit of $7,172		(10,584)		(10,584)

Other comprehensive loss	(93,723)	(10,584)	–	(104,307)

Balance, March 31, 2009	$(480,056)	$186,072	$(46,743)	$(340,727)

Three Months Ended March 31, 2008:
Balance, December 31, 2007	$(108,766)	$65,213	$(15,282)	$(58,835)
Cumulative effect of change in accounting principle, adoption of SFAS 159	11,471			11,471
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $82,930	(126,852)			(126,852)
Foreign currency translation	(1)			(1)
Reclassification for net realized losses recorded in operations, net of income tax benefit of $14,921	24,087			24,087
Net unrealized gains, net of reclassification to operations of $6,380 and income tax expense of $46,304		73,701		73,701

Other comprehensive income (loss)	(102,766)	73,701	–	(29,065)

Balance, March 31, 2008	$(200,061)	$138,914	$(15,282)	$(76,429)

10.    FAIR VALUE

SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, address the application of fair value accounting and reporting. Effective January 1, 2009, we adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities. This adoption had been delayed by FSP FAS 157-2 for one year and the primary impact was to include other real estate owned in our accounting and reporting of fair value.

ZIONS BANCORPORATION AND SUBSIDIARIES

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 107 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. We adopted both of these FSPs for the first quarter of 2009.

FSP FAS 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity. FSP FAS 157-4 also requires additional disclosures on fair value measurements and provides additional guidance on circumstances that may indicate that a transaction is not orderly. This FSP supersedes FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.

FSP FAS 107 and APB 28-1 extends the annual fair value disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements. The disclosure is provided subsequently herein.

Fair Value Measurements

SFAS 157 defines fair value, establishes a consistent framework for measuring fair value, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, SFAS 157 has established a hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

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

We use fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for AFS and trading investment securities; private equity investments; securities sold, not yet purchased; and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held for sale, impaired loans, and other real estate owned. Fair value is also used when evaluating impairment on certain assets, including HTM and AFS securities, goodwill, core deposit and other intangibles, long-lived assets, and for disclosures required by SFAS 107.

ZIONS BANCORPORATION AND SUBSIDIARIES

AFS and trading investment securities are fair valued under Level 1 using quoted market prices when available for identical securities. When quoted prices are not available, fair values are determined under Level 2 using quoted prices for similar securities or independent pricing services that incorporate observable market data when possible. AFS securities also include certain CDOs that consist of trust preferred securities related to banks and insurance companies and to REITs.

Substantially all the CDO portfolio is fair valued under a Level 3 cash flow modeling approach using several methodologies that primarily include internal and third party models.

A licensed third party model is used internally to fair value bank and insurance trust preferred CDOs. This model uses estimated values of expected losses on underlying collateral and applies market-based discount rates on resultant cash flows to estimate fair value. Adverse market developments that continued in the first quarter of 2009 made it more difficult to determine appropriate assumptions for this model. These developments related to ratings downgrades, declines in trading volumes, increases in the number of defaulting and deferring collateral issuers, and other factors. Assumptions for discount rates, expected losses, probabilities of default, recovery rates, etc., reflect related risk assessments on specific CDO securities and tranches within those securities. The guidance of FSP FAS 157-4 has been utilized in our first quarter of 2009 analysis.

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

Derivatives are fair valued according to their classification as either exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives consist of forward currency exchange contracts that have been fair valued under Level 1 because they are traded in active markets. OTC derivatives consist of interest rate swaps and options as well as energy commodity derivatives for customers. These derivatives are fair valued primarily under Level 2 using third party services. Observable market inputs include yield curves, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These adjustments are determined generally by applying a credit spread for the counterparty or the Company as appropriate to the total expected exposure of the derivative. Amounts disclosed in the following table are also net of the cash collateral offsets pursuant to the guidance of FSP FIN 39-1, as discussed in Note 6.

Securities sold, not yet purchased are fair valued under Level 1 when quoted prices are available for the securities involved. Those under Level 2 are fair valued similar to trading account investment securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Assets and liabilities measured at fair value on a recurring basis, including one security elected under SFAS 159, are summarized as follows in accordance with FSP FAS 157-4 at March 31, 2009 and at December 31, 2008 (in thousands):

	March 31, 2009
	Level 1	Level 2	Level 3		Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury and agencies	$26,513	$1,439,327			$1,465,840
Municipal securities		175,219	$68,641		243,860
Asset-backed securities:
Trust preferred – banks and insurance		1,330	897,650		898,980
Trust preferred – real estate investment trusts			21,019		21,019
Auction rate			177,880		177,880
Other		24,051	65,293		89,344
Mutual funds and stock	186,074	3,791			189,865
Trading account		65,149	49	[1]	65,198
Other noninterest-bearing investments:
Private equity		31,505	150,504		182,009
Other assets:
Derivatives	6,671	298,764			305,435

	$219,258	$2,039,136	$1,381,036		$3,639,430

LIABILITIES
Securities sold, not yet purchased		$39,892			$39,892
Other liabilities:
Derivatives	$6,483	132,956			139,439
Other			$136		136

	$6,483	$172,848	$136		$179,467

	December 31, 2008
	Level 1	Level 2	Level 3		Total
ASSETS
Investment securities:
Available-for-sale	$27,756	$1,898,082	$750,417		$2,676,255
Trading account		41,108	956	[1]	42,064
Other noninterest-bearing investments:
Private equity		29,037	143,511		172,548
Other assets:
Derivatives	9,922	395,272			405,194

	$37,678	$2,363,499	$894,884		$3,296,061

LIABILITIES
Securities sold, not yet purchased		$35,657			$35,657
Other liabilities:
Derivatives	$8,812	175,670			184,482
Other			$527		527

	$8,812	$211,327	$527		$220,666

[1]	Elected under SFAS 159 for fair value option, as discussed subsequently.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following reconciles the beginning and ending balances of assets and liabilities for the three-months ended March 31, 2009 and 2008 that are measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Three Months Ended March 31, 2009
	Level 3 Instruments
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset- backed	Trading account[1]	Private equity investments	Other liabilities

Balance at January 1, 2009	$–	$659,253	$23,897	$1,710	$65,557	$956	$143,511	$(527)
Total net gains (losses) included in:
Statement of income[2]:
Dividends and other investment income (loss)							(89)
Fair value and nonhedge derivative income (loss)						(907)
Equity securities gains, net							109
Net impairment losses on investment securities		(6,563)	(48,915)		(927)
Valuation losses on securities purchased	(4,184)	(172,729)	(8,945)	(14,532)
Other noninterest expense								391
Other comprehensive income (loss)	(1)	(128,517)	29,982	(1)	10
Fair value of HTM securities transferred to AFS		36,014			3,210
Purchases, sales, issuances, and settlements, net	69,551	510,192	25,000	185,523	(2,557)		6,973
Net transfers in (out)	3,275			5,180

Balance at March 31, 2009	$68,641	$897,650	$21,019	$177,880	$65,293	$49	$150,504	$(136)

	Three Months Ended March 31, 2008
	Level 3 Instruments
	Investment securities		Retained interests from securitizations[1]	Other liabilities
	Available- for-sale	Trading account[1]

Balance at January 1, 2008	$337,338	$8,100	$42,426	$(44)
Total net gains (losses) included in:
Statement of income[2]:
Fair value and nonhedge derivative income (loss)		(2,333)	1,724
Net impairment losses on investment securities	(40,785)
Valuation losses on securities purchased	(793)
Other noninterest expense				21
Other comprehensive income (loss)	(73,131)
Purchases, sales, issuances, and settlements, net	1,755		(5,362)
Net transfers in (out)	362,809	–	–	–

Balance at March 31, 2008	$587,193	$5,767	$38,788	$(23)

[1]	Elected under SFAS 159 for fair value option, as discussed subsequently.
[2]	All amounts are unrealized except for realized gains in 2009 of $0.3 million in dividends and other investment income (loss).

ZIONS BANCORPORATION AND SUBSIDIARIES

Assets measured at fair value on a nonrecurring basis are summarized as follows (in thousands):

	Fair value at March 31, 2009				Gains (losses) from fair value changes Three months ended March 31,
	Level 1	Level 2	Level 3	Total	2009		2008
ASSETS
HTM securities adjusted for OTTI			$61,180	$61,180	$(17,706	) [1]	$–
Loans held for sale		$43,922		43,922	60		(185)
Impaired loans		309,876		309,876	(57,387)		(4,130)
Other real estate owned		30,986		30,986	(11,178)		(771)

	$–	$384,784	$61,180	$445,964	$(86,211)		$(5,086)

	Fair value at December 31, 2008
	Level 1	Level 2	Level 3	Total
ASSETS
Loans held for sale		$21,518		$21,518
Impaired loans		254,743		254,743

	$–	$276,261	$–	$276,261

[1]	An additional $76.7 million pretax loss was recognized in OCI.

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

The retained interests had been selected to more appropriately reflect their fair value and to account for increases and decreases in their fair value through earnings. During 2008, Zions Bank purchased securities from Lockhart that comprised the entire remaining small business loan securitizations created by Zions Bank and held by Lockhart. These retained interests related to the securities purchased and, as part of the purchase transaction, were included with the premium recorded with the loan balances at Zions Bank.

ZIONS BANCORPORATION AND SUBSIDIARIES

As required by SFAS 107, the following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	March 31, 2009		December 31, 2008
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
HTM investment securities	$1,648,971	$1,361,460	$1,790,989	$1,443,555
Loans and leases (including loans held for sale), net of allowance	41,362,222	40,519,516	41,172,057	40,646,816

Financial liabilities:
Time deposits	7,759,879	7,913,320	7,730,784	7,923,883
Foreign deposits	2,214,981	2,215,924	2,622,562	2,625,869
FHLB advances and other borrowings	557,335	564,083	2,168,106	2,179,652
Long-term debt	2,512,164	1,905,593	2,257,633	1,838,555

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

The fair value of time and foreign deposits, FHLB advances, and other borrowings is estimated by discounting future cash flows using the LIBOR yield curve. Variable rate FHLB advances reprice with changes in market rates; as such, their carrying amounts approximate fair value. The estimated fair value of long-term debt is based on discounting cash flows using the LIBOR yield curve plus credit spreads, adjusted for an estimate of credit losses as required by SFAS 157.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Further, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements. Therefore, the fair value amounts shown in the table do not, by themselves, represent the underlying value of the Company as a whole.

11.    GUARANTEES, COMMITMENTS AND CONTINGENCIES

The following are guarantees issued by the Company (in thousands):

	March 31, 2009	December 31, 2008
Standby letters of credit:
Financial	$1,213,356	$1,293,729
Performance	230,306	250,836

	$1,443,662	$1,544,565

The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 contains further information on these letters of credit including their terms and collateral requirements. At March 31, 2009, the carrying value recorded by the Company as a liability for these guarantees was $6.4 million.

As of March 31, 2009, the Parent has guaranteed approximately $300.3 million of debt of affiliated trusts issuing trust preferred securities.

See Note 5 for a discussion of Zions Bank’s commitment to Lockhart.

12.    RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans (in thousands):

	Pension benefits		Supplemental retirement benefits		Postretirement benefits
	Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008
Service cost	$76	$107	$–	$–	$9	$27
Interest cost	2,216	2,345	165	170	16	82
Expected return on plan assets	(1,765)	(2,990)	–	–	–	–
Amortization of prior service cost (credit)	–	–	31	31	(61)	–
Amortization of net actuarial (gain) loss	1,642	258	(7)	(7)	(49)	(55)

Net periodic benefit cost (credit)	$2,169	$(280)	$189	$194	$(85)	$54

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

13.    OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of March 31, 2009, we operate eight community/regional banks in distinct

ZIONS BANCORPORATION AND SUBSIDIARIES

geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 103 branches in Utah and 25 branches in Idaho. CB&T operates 95 branches in California. Amegy operates 83 branches in Texas. NBA operates 76 branches in Arizona. NSB operates 54 branches in Nevada. Vectra operates 40 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. Additionally, Zions Bank, CB&T, Amegy, NBA, Vectra, and TCBW each operate a foreign branch in the Grand Cayman Islands.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended March 31, 2009 and 2008:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
CONDENSED INCOME STATEMENT
Net interest income	$154.3	$162.2	$112.6	$99.8	$92.4	$87.9	$47.1	$57.8	$34.0	$40.7
Provision for loan losses	65.0	30.6	34.8	24.5	45.5	10.4	51.9	19.5	89.3	4.5

Net interest income after provision for loan losses	89.3	131.6	77.8	75.3	46.9	77.5	(4.8)	38.3	(55.3)	36.2
Impairment losses on investment securities	(6.4)	–	(52.2)	–	–	–	–	–	(9.3)	–
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	3.9	–	42.3	–	–	–	–	–	8.3	–

Net impairment losses on investment securities	(2.5)	–	(9.9)	–	–	–	–	–	(1.0)	–
Valuation losses on securities purchased	(191.3)	(5.2)	–	–	(7.5)	–	–	–	–	–
Other noninterest income	67.5	72.8	23.5	22.4	41.5	36.6	14.5	8.4	11.2	12.8
Noninterest expense	118.8	111.8	64.1	61.1	74.9	77.3	42.2	33.7	38.8	28.3
Impairment loss on goodwill	–	–	–	–	633.3	–	–	–	–	–

Income (loss) before income taxes	(155.8)	87.4	27.3	36.6	(627.3)	36.8	(32.5)	13.0	(83.9)	20.7
Income tax expense (benefit)	(62.9)	30.1	10.3	14.3	0.4	11.9	(12.9)	5.0	(29.4)	7.2

Net income (loss)	(92.9)	57.3	17.0	22.3	(627.7)	24.9	(19.6)	8.0	(54.5)	13.5
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	0.3	–	–	–	–

Net income (loss) applicable to controlling interest	(92.9)	57.3	17.0	22.3	(627.7)	24.6	(19.6)	8.0	(54.5)	13.5
Preferred stock dividends	–	–	0.9	–	0.5	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$(92.9)	$57.3	$16.1	$22.3	$(628.2)	$24.6	$(19.6)	$8.0	$(54.5)	$13.5

AVERAGE BALANCE SHEET DATA
Total assets	$21,031	$18,620	$10,572	$10,168	$12,344	$11,739	$4,849	$5,322	$4,104	$3,909
Total securities	1,686	1,844	713	925	642	770	201	243	175	330
Net loans and leases	14,531	13,123	8,355	7,806	8,979	7,969	4,056	4,514	3,201	3,219
Allowance for loan losses	220	138	119	108	128	72	123	70	87	56
Goodwill, core deposit and other intangibles	20	21	399	389	1,324	1,352	22	194	8	21
Noninterest-bearing demand deposits	2,107	2,085	2,500	2,417	2,868	2,107	891	1,037	919	908
Total deposits	16,369	11,297	8,381	7,990	8,814	8,133	3,918	3,864	3,548	3,290
Shareholder’s equity:
Preferred equity	250	–	157	–	80	–	430	–	268	–
Common equity	1,058	1,065	1,107	1,071	2,051	1,956	355	593	261	276
Noncontrolling interests	1	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,309	1,066	1,264	1,071	2,131	1,956	785	593	529	276

(In millions)	Vectra		TCBW		Other		Consolidated Company
	2009	2008	2009	2008	2009	2008	2009	2008
CONDENSED INCOME STATEMENT
Net interest income	$23.5	$26.2	$8.3	$8.4	$2.6	$3.5	$474.8	$486.5
Provision for loan losses	8.9	2.2	2.2	0.4	–	0.2	297.6	92.3

Net interest income after provision for loan losses	14.6	24.0	6.1	8.0	2.6	3.3	177.2	394.2
Impairment losses on investment securities	(23.3)	–	–	–	(74.4)	(40.8)	(165.6)	(40.8)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	21.4	–	–	–	7.0	–	82.9	–

Net impairment losses on investment securities	(1.9)	–	–	–	(67.4)	(40.8)	(82.7)	(40.8)
Valuation losses on securities purchased	–	–	–	–	(1.6)	–	(200.4)	(5.2)
Other noninterest income	6.8	6.9	1.1	0.6	(28.2)	(3.5)	137.9	157.0
Noninterest expense	22.5	22.1	4.4	3.7	10.5	12.1	376.2	350.1
Impairment loss on goodwill	–	–	–	–	0.7	–	634.0	–

Income (loss) before income taxes	(3.0)	8.8	2.8	4.9	(105.8)	(53.1)	(978.2)	155.1
Income tax expense (benefit)	(1.4)	3.2	0.9	1.6	(56.7)	(23.4)	(151.7)	49.9

Net income (loss)	(1.6)	5.6	1.9	3.3	(49.1)	(29.7)	(826.5)	105.2
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(0.5)	(1.9)	(0.5)	(1.6)

Net income (loss) applicable to controlling interest	(1.6)	5.6	1.9	3.3	(48.6)	(27.8)	(826.0)	106.8
Preferred stock dividends	–	–	–	–	24.9	2.5	26.3	2.5

Net earnings (loss) applicable to common shareholders	$(1.6)	$5.6	$1.9	$3.3	$(73.5)	$(30.3)	$(852.3)	$104.3

AVERAGE BALANCE SHEET DATA
Total assets	$2,626	$2,741	$835	$921	$(961)	$(506)	$55,400	$52,914
Total securities	262	320	196	306	611	603	4,486	5,341
Net loans and leases	2,050	2,009	590	517	127	81	41,889	39,238
Allowance for loan losses	29	27	7	5	2	1	715	477
Goodwill, core deposit and other intangibles	–	152	–	–	8	27	1,781	2,156
Noninterest-bearing demand deposits	446	456	192	127	(18)	(162)	9,905	8,975
Total deposits	2,096	1,721	573	607	(1,570)	(307)	42,129	36,595
Shareholder’s equity:
Preferred equity	10	–	–	–	388	240	1,583	240
Common equity	190	335	75	68	(164)	(237)	4,933	5,127
Noncontrolling interests	–	–	–	–	27	29	28	30
Total shareholder’s equity	200	335	75	68	251	32	6,544	5,397

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

(In thousands, except per share and ratio data)	Three Months Ended March 31,
	2009	2008	% Change
EARNINGS
Taxable-equivalent net interest income	$480,670	$492,537	(2.41)%
Taxable-equivalent revenue	335,408	603,537	(44.43)%
Net interest income	474,775	486,458	(2.40)%
Noninterest income	(145,262)	111,000	(230.87)%
Provision for loan losses	297,624	92,282	222.52%
Noninterest expense	376,205	350,103	7.46%
Impairment loss on goodwill	633,992	–
Income (loss) before income taxes	(978,308)	155,073	(730.87)%
Income taxes (benefit)	(151,727)	49,896	(404.09)%
Net income (loss)	(826,581)	105,177	(885.90)%
Net income (loss) applicable to noncontrolling interests	(540)	(1,572)	(65.65)%
Net income (loss) applicable to controlling interest	(826,041)	106,749	(873.82)%
Net earnings (loss) applicable to common shareholders	(852,327)	104,296	(917.22)%

PER COMMON SHARE
Net earnings (loss) (diluted)	(7.47)	0.97	(870.10)%
Dividends	0.04	0.43	(90.70)%
Book value per common share	34.39	47.49	(27.58)%

SELECTED RATIOS
Return on average assets	(6.05)%	0.81%
Return on average common equity	(70.07)%	8.18%
Efficiency ratio	112.16%	58.01%
Net interest margin	3.93%	4.23%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

(In thousands, except share and ratio data)	Three Months Ended March 31,
	2009	2008	% Change
AVERAGE BALANCES
Total assets	$55,399,675	$52,913,823	4.70%
Total interest-earning assets	49,581,062	46,853,435	5.82%
Securities	4,486,050	5,341,287	(16.01)%
Net loans and leases	41,888,624	39,237,811	6.76%
Goodwill	1,654,222	2,009,477	(17.68)%
Core deposit and other intangibles	126,759	146,363	(13.39)%
Total deposits	42,128,652	36,594,674	15.12%
Shareholders’ equity:
Preferred equity	1,583,659	240,000	559.86%
Common equity	4,932,977	5,126,621	(3.78)%
Noncontrolling interests	27,720	30,676	(9.64)%

Weighted average common and common-equivalent shares outstanding	114,106,164	106,687,211	6.95%

AT PERIOD END
Total assets	$54,545,012	$53,408,293	2.13%
Total interest-earning assets	49,267,000	46,962,949	4.91%
Securities	4,800,957	5,002,207	(4.02)%
Net loans and leases	41,932,315	39,697,226	5.63%
Allowance for loan losses	832,878	501,283	66.15%
Reserve for unfunded lending commitments	52,761	25,148	109.80%
Goodwill	1,034,465	2,009,517	(48.52)%
Core deposit and other intangibles	124,585	140,672	(11.44)%
Total deposits	43,307,233	37,516,337	15.44%
Shareholders’ equity:
Preferred equity	1,587,027	240,000	561.26%
Common equity	3,965,979	5,087,801	(22.05)%
Noncontrolling interests	26,828	30,413	(11.79)%

Common shares outstanding	115,335,668	107,139,188	7.65%

Average equity to average assets	11.81%	10.20%
Common dividend payout	na	44.11%
Tangible common equity ratio	5.26%	5.73%
Tangible equity ratio	8.28%	6.26%

Nonperforming assets, excluding FDIC-supported assets	$1,663,246	$434,293	282.98%
Ratio of nonperforming assets, excluding FDIC-supported assets, to net loans and leases and other real estate owned	4.00%	1.09%
Accruing loans past due 90 days or more, excluding FDIC-supported assets	$88,035	$84,637	4.01%

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the 2008 Annual Report on Form 10-K of Zions Bancorporation filed with the Securities and Exchange Commission (“SEC”) and available at the SEC’s Internet site (http://www.sec.gov).

The Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008, except as noted below.

Valuation of Asset-Backed Securities (“ABS”)

The Company values ABS available-for-sale and held-to-maturity securities using several methodologies based on the appropriate fair value hierarchy consistent with currently available market information. At March 31, 2009, the Company valued substantially all of the ABS portfolio using Level 3 pricing methods as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

ASSET-BACKED SECURITIES FAIR VALUES

	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Trust preferred securities – bank and insurance:
Internal model	1,205	625	1,204	878
Third party models	20	3	5	5
Dealer quotes	–	–	25	15
Other – Level 2	–	–	2	2

	1,225	628	1,236	900

Trust preferred securities – real estate investment trusts:
Third party models	36	18	59	21

	36	18	59	21

Other:
Third party models	76	37	10	7
Dealer quotes	–	–	19	6
CDS spreads	–	–	70	52
Other – Level 2	–	–	25	24

	76	37	124	89

Municipal securities:
Third party models	–	–	25	25
CDS spreads	–	–	44	44

	–	–	69	69

Auction rate securities:
Dealer quotes	–	–	2	2
Third party models	–	–	158	158
CDS spreads	–	–	18	18

	–	–	178	178

Total	$1,337	$683	$1,666	$1,257

Internal Model

In the third quarter of 2008, the Company began using a licensed third party model to value bank and insurance trust preferred collateralized debt obligations (“CDOs”). The model uses market-based estimates of expected loss for the individual pieces of underlying collateral to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO. The fair value of each tranche is determined by discounting its resultant loss-adjusted cash flows with appropriate market based discount rates.

During fourth quarter of 2008 and continuing into 2009, several market developments made it increasingly difficult to use rating levels referenced to collateralized loan obligations (“CLOs”) when discounting CDO cash flows. Included in these developments are the following:

•

Moody’s downgraded a large portion of the CDO tranches resulting in most of the securities carrying a split rating of either investment grade or non investment grade. A significant number of securities exhibited substantial differences in ratings at March 31, 2009. This resulted in an increasing lack of consistency in rating levels of CDO tranches. See “Investments Securities Portfolio” for schedules that outline the effect of an April 2009 downgrade by Fitch which resulted in similarity of ratings at below investment grade as of the date of this filing.

•

Trading volume including new issuance in CLOs, which had been among the most liquid structured products, declined significantly. As a result, the market information became less reliable for CLOs and less relevant for other structured products.

ZIONS BANCORPORATION AND SUBSIDIARIES

•

As the number of deferring and defaulted securities within the bank and insurance trust preferred CDO pools increased, each CDO has become more unique. At the end of the first quarter of 2009, the amount of currently deferring collateral ranged from none up to nearly 61% in the fifty-eight CDO deals of which Zions owns tranches.

•

As the credit quality of the performing securities within the bank and insurance trust preferred CDO pools diverged, the Company’s projection for further collateral defaults became more pool specific. For example, the additional projected 5 year cumulative defaults for the CDO collateral pools ranged from 7% to 24% at the end of the quarter.

•

Finally, the FASB’s April 9, 2009 issuance of FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, provided additional guidance on determining fair value for assets when the markets for such assets have low or no activity. The FASB view is that a significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value.

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

The PDs for the underlying collateral are then used to develop CDO deal-level expected loss curves. An external service which models the unique cash-flow waterfall and structure of each CDO deal is used to generate tranche-level cash flows using the Company’s derived CDO deal-level loss assumptions (along with other relevant assumptions). The resultant cash-flows are discounted using the discount rate assumptions described below in order to produce valuations.

Due to the ongoing developments outlined above, the Company determined it would no longer be appropriate to bucket securities by ratings level in order to establish the discount margins required to estimate fair value of CDO securities by discounting projected credit adjusted cash flows. Instead, a more granular approach was developed to reflect the specific risks embedded in every deal.

The discount rate assumption for each CDO tranche was derived from trading yields on publicly traded trust preferred securities and projected default probabilities on the underlying financial companies. The discount margins on the traded securities were regressed to those of the CDOs by comparing expected levels of cash flow impairments between the two types of securities. CDO tranches with greater uncertainty in their cash flow should be discounted at rates in excess of those market participants would use for tranches with more stable expected cash flows as a result of more subordination and/or better credit quality in the underlying collateral. The effect of this assumption methodology after credit stressing the contractual cash flows was discount margins between LIBOR + 5% and LIBOR + 15% with the low end applied to tranches with substantial current subordination and/or high credit quality of remaining performing collateral. The high end of the discount margin spectrum was applied to tranches in which minor changes in future default assumptions produced substantial deterioration in tranche cash flows.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first quarter of 2009, the Company modified its recovery rate assumption which is a component of the CDO loss assumption. As of March 31, 2009, the model incorporated a recovery rate assumption of 40% for trust preferred collateral where the deferral option of the issuer had been exercised as permitted under the terms of the security. The assumption is supported by observable data on default probabilities for banks with deferring collateral, trading levels for deferring collateral and other data relevant to banks in deferral. An option to defer current interest and capitalize such interest for up to five years is a standard in trust preferred securities. If and when a deferring issuer were to default, the model would revert to a 0% recovery rate.

The following schedule sets forth the sensitivity of the current CDO fair values using an internal model to changes in the most significant assumptions utilized in the model:

SENSITIVITY OF BANK AND INSURANCE CDO VALUATIONS TO ADVERSE

CHANGES OF CURRENT MODEL KEY VALUATION ASSUMPTIONS

(Amounts in millions)		Bank and insurance CDOs at Level 3
		Held-to-maturity		Available-for-sale

Fair value balance at March 31, 2009		$625		$878
Expected collateral credit losses [1]

		Incremental	Cumulative	Incremental	Cumulative
Weighted average:
Loss percentage from currently defaulted or deferring collateral [2]			8.2%		12.9%
Projected loss percentage from currently performing collateral
1-year		3.4%	11.6%	4.0%	16.9%
years 2-5		5.2%	16.8%	6.0%	22.9%
years 6-30		6.7%	23.5%	7.3%	30.2%
Decrease in fair value due to increase in projected loss percentage from currently performing collateral [3]	25%	$(1.8)		$(11.3)
	50%	(31.1)		(21.7)
	100%	(111.3)		(39.5)
Discount rate [4]
Weighted average spread over LIBOR		817 bp		601 bp
Decrease in fair value due to increase in discount rate	+ 100 bp	$(76.4)		$(105.4)
	+ 200 bp	(122.6)		(163.7)

[1]	The Company uses an expected credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation.
[2]

Weighted average percentage of collateral that is defaulted due to bank failures or deferring payment as allowed under the terms of security, including a 0% recovery rate on defaulted collateral and a 40% recovery rate on deferring collateral.

[3]

Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios would result in cumulative 30 year losses of 31.2% = 23.5% + 50%(3.4%+5.2%+6.7%) and 38.8%= 23.5% + 100%(3.4%+5.2%+6.7%) respectively.

[4]	The discount rate is a spread over the LIBOR swap yield curve at the date of valuation.

The adverse changes in expected cumulative credit losses resulted in a generally larger decrease in fair value for held-to-maturity (“HTM”) than available-for-sale (“AFS”) securities because the AFS portfolio is composed primarily of more senior CDO tranches. In general these senior tranches receive accelerated principal payments under scenarios of high credit losses provided that the credit losses do not exceed the available subordination in the CDO deal. By contrast more junior tranches which are in our HTM portfolio absorb credit losses and defer principal and interest payments upon increasing credit losses.

ZIONS BANCORPORATION AND SUBSIDIARIES

Third Party Models

At March 31, 2009, the Company utilized third party valuation services for eighteen securities with an aggregate amortized cost of $206 million in the ABS CDO and trust preferred asset classes. These securities continued to have insufficient observable market data available to directly determine prices. The Company reviewed the methodologies employed by third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions. These assumptions included, but were not limited to, probability of default, collateral recovery rates, discount rates, over-collateralization levels, and rating transition probability matrices from rating agencies. The model valuations obtained from third party services were evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data which included third party and internal model results and valuations. A range of value estimates is not provided because third party vendors utilized point estimates.

A total of $183 million of auction rate and municipal securities were valued using third party created matrix referencing ratings as the key variable with regards to valuation.

Dealer Quotes

The $44 million of asset-backed securities at amortized cost are valued using nonbinding and unadjusted dealer quotes. Multiple quotes are not available and the values provided are based on a combination of proprietary dealer quotes. Broker disclosure levels vary and the Company seeks to minimize dependence on this Level 3 source. Of the $44 million of securities, approximately $16 million are AAA rated. Also, a total of $2 million of auction rate securities were valued using dealer quotes.

CDS Spreads

A total of $70 million at amortized cost of insured securities purchased out of Lockhart were valued using the relevant monoline insurers’ credit derivative levels.

In addition, a total of $62 million of auction rate and municipal securities with puts back to the underwriter in 2010 were valued using the CDS Spread of the underwriter.

See Note 4 of the Notes to Consolidated Financial Statements and “Investment Securities Portfolio” for further information.

Other-than-Temporary-Impairment (“OTTI”) – Debt Investment Securities

We review investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Net OTTI losses on individual investment securities are recognized as a realized loss through earnings when it is more likely than not that the Company will not collect all of the contractual cash flows or the Company is unable to hold the securities to recovery.

The Company’s OTTI evaluation process conforms with the rules contained in Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These rules require the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in our securities portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with the option to early adopt this FSP for the first quarter of 2009, and shall be applied prospectively with a cumulative effect adjustment for prior OTTI illiquidity losses. The Company elected to early adopt this FSP effective this reporting period ending March 31, 2009. The Company recorded a $137.5 million after tax cumulative effect adjustment upon adoption of the FSP. Retained earnings were increased and other comprehensive income decreased. The FSP amends FAS 115 and FAS 124 and significantly changes how an entity evaluates whether impairment is other than temporary and how to recognize OTTI for debt securities classified as available-for-sale or held-to-maturity.

The three most significant changes that impacted the determination and calculation of OTTI are first, a requirement that an entity conclude it does not intend to sell an impaired security and it is not “more likely than not” that it will be required to sell the security before the recovery of its amortized cost basis. Second, a requirement to assess the collectability of cash flows based on “a more likely than not” basis which is a lower threshold for recognizing an OTTI charge from a “probable” basis under the prior accounting rule. Finally, a requirement to recognize the total OTTI charge for debt securities in separate amounts – one amount representing the decrease in cash flows expected to be collected (“credit loss”), which is recognized in earnings and the second amount representing the amount related to all other factors (“illiquidity loss”), which is recognized in OCI. Also for securities classified as held-to-maturity, this FSP requires that the amount of OTTI recognized in OCI be accreted (through OCI) over the remaining life of the security.

The Company recognized pretax OTTI losses of $165.6 million during the first quarter of 2009 and $40.8 million during the first quarter of 2008 on investment debt securities. All of the impairment for 2009 related to securities valued using Level 3 inputs. Management determined that $82.7 million of the impairment for the first quarter of 2009 related to credit loss impairment. The significant inputs used in the methodology to calculate this credit loss impairment is described under “Valuation of Asset Backed Securities” with the exception that while the discount rate used for valuation is a market level discount rate, the discount rate used to determine the presence and amount of credit impairment is the security specific coupon rate after credit stressing the contractual cash flows.

The decision to deem these securities OTTI was based on a specific analysis of the structure of each security and an evaluation of the underlying collateral using information and industry knowledge available to the Company. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

Accounting for Goodwill

Goodwill arises from business acquisitions and represents the value attributable to the unidentifiable intangible elements in our acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company performs this annual test as of October 1 of each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, a significant adverse change in market values of similar businesses, an adverse action by a regulator, an unanticipated change in the competitive environment, and a decision to change the operations or dispose of a reporting unit.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first quarter of 2009, we performed a goodwill impairment evaluation for Amegy and California Bank & Trust, effective February 28, 2009, due to the Company’s performance deterioration and market decline from December 31, 2008. Step 1 was performed by using both market value and discounted cash flow approaches for Amegy and California Bank & Trust. In the market value approach, we identified a group of publicly traded banks using primarily size, location and business mix compared to Zions’ subsidiary banks. We then used valuation multiples, including a control premium, developed from this group to apply to our subsidiary banks. Due to the limited number of non-distressed or failed bank merger and acquisition transactions during the past 12 months, the transaction value approach was not used in this analysis. In the discounted cash flow approach we discounted projected cash flows to their present value using an estimated long-term cost of equity specific to each reporting unit, to arrive at our estimate of fair value.

Upon completion of step 1 of the evaluation process, we concluded that potential impairment existed at the Company’s Amegy reporting unit. Step 2 was completed with the assistance of an independent valuation consultant and the Company’s internal valuation resources and resulted in $634.0 million of impairment losses. This evaluation process required us to make estimates and assumptions with regard to the fair value of the Company’s reporting units and actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Company’s results of operations and the business segments where the goodwill is recorded. Significant remaining amounts of goodwill at March 31, 2008 were as follows: Amegy – $616 million, CB&T – $396 million, and Zions Bank – $20 million.

We expect that the current disrupted market conditions may require us to evaluate goodwill more frequently, including quarterly, as the circumstances warrant. Any differences between estimated fair values and carrying values could result in future impairment of goodwill.

RESULTS OF OPERATIONS

The Company reported a net loss applicable to common shareholders of $852.3 million or $7.47 per diluted share for the first quarter of 2009 compared to net earnings applicable to common shareholders of $104.3 million or $0.97 per diluted share for the first quarter of 2008. The decrease is mainly due to a $634.0 million goodwill impairment charge during the first quarter of 2009, a $205.3 million increase in the provision for loan losses, a $176.5 million increase in valuation losses on securities purchased from Lockhart Funding, a $41.9 million increase in net impairment losses on investment securities, $18.7 million of valuation losses on auction rate securities purchased from customers, and a $23.8 million increase in preferred stock dividends.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the first quarter of 2009 decreased 2.4% to $480.7 million compared with $492.5 million for the comparable period of 2008. This decline reflects a significant increase in nonaccrual loans and nonaccrual securities and higher money market investment balances earning lower rates during the first three months of 2009. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

The Company’s net interest margin was 3.93% for the first quarter of 2009 compared to 4.20% for the fourth quarter of 2008 and 4.23% for first quarter of 2008. The spread on average interest-bearing funds for the first quarter of 2009 was 3.53%, which decreased from 3.73% for the fourth quarter of 2008 and 3.61% for the first quarter of 2008. The margin decrease for the first quarter of 2009 compared to the fourth quarter of 2008 and to the first quarter of 2008 primarily resulted from lower average money market asset yields on higher average

ZIONS BANCORPORATION AND SUBSIDIARIES

money market balances. Also the spread on average interest-bearing funds for 2009 has benefited from improved loan spreads on newly originated and renewed loans; however, increased nonperforming assets throughout the year negatively impacted the affect of the aforementioned improved loan spreads.

The Company expects to continue its efforts over the long run to maintain a slightly “asset-sensitive” position with regard to interest rate risk. Our estimates of the Company’s actual rate risk position is highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in Interest Rate Risk on page 111 and this filing in “Interest Rate Risk.”

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

(In thousands)	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$2,961,701	$3,376	0.46%	$2,059,839	$19,028	3.72%
Securities:
Held-to-maturity	1,786,617	28,546	6.48%	700,302	12,346	7.09%
Available-for-sale	2,643,327	24,285	3.73%	4,599,258	65,267	5.71%
Trading account	56,106	571	4.13%	41,727	681	6.56%

Total securities	4,486,050	53,402	4.83%	5,341,287	78,294	5.90%

Loans held for sale	244,687	2,756	4.57%	214,498	3,017	5.66%
Loans:
Net loans and leases excluding FDIC-supported assets [2]	41,383,829	579,020	5.67%	39,237,811	695,855	7.13%
FDIC-supported assets	504,795	7,043	5.66%	–	–

Total loans and leases	41,888,624	586,063	5.67%	39,237,811	695,855	7.13%

Total interest-earning assets	49,581,062	645,597	5.28%	46,853,435	796,194	6.83%

Cash and due from banks	1,364,473			1,417,356
Allowance for loan losses	(714,642)			(476,614)
Goodwill	1,654,222			2,009,477
Core deposit and other intangibles	126,759			146,363
Other assets	3,387,801			2,963,806

Total assets	$55,399,675			$52,913,823

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,529,097	$5,799	0.52%	$4,519,149	$10,469	0.93%
Money market	17,480,861	68,754	1.60%	12,770,480	93,518	2.95%
Time under $100,000	3,103,857	21,793	2.85%	2,578,166	27,165	4.24%
Time $100,000 and over	4,753,453	33,486	2.86%	4,461,327	49,074	4.42%
Foreign	2,356,293	7,400	1.27%	3,290,090	29,983	3.67%

Total interest-bearing deposits	32,223,561	137,232	1.73%	27,619,212	210,209	3.06%

Borrowed funds:
Securities sold, not yet purchased	33,469	439	5.32%	33,577	333	3.99%
Federal funds purchased and security repurchase agreements	2,333,675	1,850	0.32%	3,314,956	24,206	2.94%
Commercial paper	3,383	14	1.68%	205,520	2,332	4.56%
FHLB advances and other borrowings:
One year or less	935,108	3,717	1.61%	4,093,201	36,402	3.58%
Over one year	127,942	1,803	5.72%	127,291	1,825	5.77%
Long-term debt	2,659,678	19,872	3.03%	2,493,625	28,350	4.57%

Total borrowed funds	6,093,255	27,695	1.84%	10,268,170	93,448	3.66%

Total interest-bearing liabilities	38,316,816	164,927	1.75%	37,887,382	303,657	3.22%

Noninterest-bearing deposits	9,905,091			8,975,462
Other liabilities	633,412			653,682

Total liabilities	48,855,319			47,516,526
Shareholders’ equity:
Preferred equity	1,583,659			240,000
Common equity	4,932,977			5,126,621

Controlling interest shareholders’ equity	6,516,636			5,366,621
Noncontrolling interests	27,720			30,676

Total shareholders’ equity	6,544,356			5,397,297

Total liabilities and shareholders’ equity	$55,399,675			$52,913,823

Spread on average interest-bearing funds			3.53%			3.61%
Taxable-equivalent net interest income and net yield on interest-earning assets		$480,670	3.93%		$492,537	4.23%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

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

The provision for loan losses for the first quarter of 2009 was $297.6 million compared to $92.3 million for the same period of 2008. On an annualized basis, the provision was 2.88% of average loans excluding FDIC-supported assets for the first quarter of 2009 compared to 0.94% for the first quarter of 2008. Net loan and lease charge-offs increased to $151.7 million in first quarter of 2009 up from $50.8 million in same period of 2008. The increased provision and net charge-offs for the first quarter of 2009 resulted primarily from weakness in residential land acquisition, development and construction loans in Arizona, Nevada, Texas, California and Utah and weakening in commercial loan portfolios. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details. The provision for unfunded lending commitments was $1.8 million for the first quarter of 2009 compared to $3.6 million for the first quarter of 2008. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and fundings, and by changes in the creditworthiness of borrowers with unfunded commitments. The related provision will generally reflect these fluctuations. When combined, the provisions for credit losses for the first quarter of 2009 were $299.5 million compared to $95.9 million for the first quarter of 2008.

The Company’s expectation is that credit conditions will continue to weaken in most of our markets. We believe general economic conditions may continue to weaken, impacting both commercial and consumer borrowers. We expect to continue to build reserves over the next several quarters.

Noninterest Income

For the first quarter of 2009, noninterest income decreased 230.9% to a loss of $145.3 million compared to $111.0 million of income for the first quarter of 2008. The decrease is primarily due to $176.5 million of increased valuation losses on securities purchased from Lockhart Funding, $18.7 million of valuation losses on auction rate securities purchased from customers, a $41.9 million increase in net impairment losses on investment securities, and a $7.3 million reduction in equity securities gains in the first quarter of 2009 compared to the first quarter of 2008.

Service charges and fees on deposit accounts increased $3.2 million or 6.5% for the first quarter of 2009 compared to the first quarter of 2008. The increase reflects reduced business deposit account earnings credits due to lower interest rates.

Other service charges, commissions, and fees decreased $3.8 million or 8.9% for the first quarter of 2009 compared to the first quarter of 2008. The decrease reflected a reduction of lending related fees, mutual fund sweep product fees, and other fees.

Dividends and other investment income decreased 34.9% to $8.4 million for the first quarter of 2009 from $12.9 million for the first quarter of 2008. The decrease is primarily due to a $2.7 million increase in equity in the losses of Farmer Mac and a $1.4 million decrease in Federal Home Loan Bank dividends.

Loan sales and servicing income for the first quarter of 2009 decreased $2.0 million or 25.1% compared to the first quarter of 2008. The decreased income is primarily due to decreased servicing fees on small business loans resulting from the dissolution of the loan securitizations in Lockhart during 2008.

ZIONS BANCORPORATION AND SUBSIDIARIES

Income from securities conduit decreased $1.3 million or 52.2% for the first quarter of 2009 compared to the first quarter of 2008. This servicing income represents fees we receive from Lockhart and decreased because of the higher cost of asset-backed commercial paper due to disruptions in the commercial paper markets and because of the diminishing size of Lockhart’s securities portfolio. The book value of Lockhart’s securities portfolio declined to $186 million at March 31, 2009 from $738 million at December 31, 2008 and $1.8 billion at March 31, 2008, mainly due to purchases of Lockhart’s securities by Zions Bank. We expect that Zions Bank will acquire the remaining assets of Lockhart during the second quarter of 2009 and thus eliminate the income from the securities conduit. All else being equal, net interest income is increased as Lockhart-related assets are brought onto the Company’s balance sheet, roughly offsetting the decrease to noninterest income.

Net equity securities gains were $2.8 million for the first quarter of 2009 compared to $10.1 million of gains for the first quarter of 2008. Net gains in the first quarter of 2009 included a $2.7 million gain on the sale of a stock investment. Net gains in the first quarter of 2008 included a $12.4 million aggregate pretax cash gain from the partial redemption of the Company’s equity interests in Visa Inc. and a $2.3 million loss on venture capital investments.

The Company recognized net impairment losses on investment securities of $82.7 million during the first quarter of 2009 compared to $40.8 million during the first quarter of 2008. The total impairment loss for the first quarter of 2009 was $165.6 million and the illiquidity portion of the OTTI that was charged against OCI was $82.9 million. These OTTI losses were for certain CDOs, including bank and insurance CDOs, ABS CDOs, bank and insurance income notes, and REIT trust preferred CDOs. See “Investment Securities Portfolio” for additional information.

Valuation losses on securities purchased were $200.4 million, which was comprised of $181.7 million from purchases of securities from Lockhart Funding LLC and $18.7 million from the purchase of auction rate securities from customers during the first quarter of 2009 as compared to $5.2 million of valuation losses on securities purchased from Lockhart during the first quarter of 2008. The $181.7 million of valuation losses on securities purchased resulted from purchases by Zions Bank from Lockhart of $537 million of AAA and AA-rated securities that were downgraded during the first quarter of 2009. The $18.7 million valuation loss on the purchase of auction rate securities at par value from customers was the result of the Company’s decision to purchase all $255 million of outstanding auction rate securities sold to customers.

Noninterest Expense

Noninterest expense for the first quarter of 2009 was $376.2 million, an increase of 7.5% from $350.1 million for the first quarter of 2008. The Company’s efficiency ratio for the first quarter of 2009 was 112.2% compared to 58.0% for the first quarter of 2008, mainly reflecting the decrease in noninterest income, as previously discussed. Excluding impairment and valuation losses on securities the efficiency ratio was 60.8% for the first quarter of 2009 and 53.9% for same period in 2008.

Salaries and employee benefits decreased $5.2 million or 2.5% compared to the first quarter of 2008. The decrease reflects decreased accruals for long-term incentive and profit sharing plans based upon Company performance, partially offset by moderate increases in compensation.

Other real estate expense increased $16.5 million or 898.0% compared to the first quarter of 2008. The increase is primarily due to increased OREO balances and write downs resulting from declining property values, mainly in Arizona and Nevada.

FDIC premiums increased $10.0 million as compared to the first quarter of 2008. The increase is due to increased FDIC premium rate charges on the bank’s deposits in first quarter of 2009 and the impact of available FDIC assessment premium credits during 2008. The FDIC has announced its intent to levy a

ZIONS BANCORPORATION AND SUBSIDIARIES

“special assessment” on deposits to bolster the deposit insurance fund. Its initial proposal was for a 20 basis point assessment. More recent indications are that this assessment may be at a rate of 10 basis points or slightly less, and may be imposed in the second quarter of 2009. The Company estimates that its expense associated with a 10 basis point assessment would be approximately $41 million. No accrual for this expense was made in the first quarter.

Other noninterest expense for the first quarter of 2009 increased $3.9 million or 7.7% compared to the first quarter of 2008. This increase is primarily due to the reversal of a $5.6 million Visa litigation expense accrual in the first quarter of 2008.

At March 31, 2009, the Company had 10,942 full-time equivalent employees, 479 domestic branches, and 571 ATMs, compared to 10,946 full-time equivalent employees, 506 domestic branches, and 629 ATMs at March 31, 2008.

Impairment Losses on Goodwill

During the first quarter of 2009 the Company completed a goodwill impairment analysis as required by SFAS 142. The goodwill impairment analysis resulted in impairment losses on goodwill of approximately $634.0 million at the Amegy reporting unit.

The primary causes of the goodwill impairment loss in our Amegy reporting unit reflects declines in market values of peer banks in Texas and a weaker economic outlook in that state. See “Accounting for Goodwill” for further discussion of the goodwill impairment.

Income Taxes

The Company’s income tax benefit for the first quarter of 2009 was $151.7 million compared to a income tax expense of $49.9 million for the same period in 2008. The effective income tax rates, including the effects of noncontrolling interests, for the first three months of 2009 and 2008 were 15.5% and 31.9%. The lower first quarter of 2009 tax rate compared to 2008 is mainly due to nondeductible goodwill impairment charges. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $1.5 million for both the first three months of 2009 and 2008, respectively.

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 5.8% to $49.6 billion for the three months ended March 31, 2009 compared to $46.9 billion for the same period in 2008. Average interest-earning assets as a percentage of total average assets for the first three months of 2009 was 89.5% compared to 88.5% for the comparable period of 2008.

Average money market investments, consisting of interest-bearing deposits and commercial paper, federal funds sold and security resell agreements, increased 43.8% to $2,962 million for the first three months of 2009 compared to $2,060 million for the first three months of 2008. Average money market investments for the first quarter of 2009 included $458 million of asset-backed commercial paper that subsidiary companies purchased from Lockhart as compared to $1,202 million during the first quarter of 2008. The increase in the average money market investment balance in the first quarter of 2009 was an effort by the Company to build a stronger liquidity position. See discussion at “Liquidity Risk Management” for further details.

ZIONS BANCORPORATION AND SUBSIDIARIES

Investment Securities Portfolio

The following tables present the Company’s held-to-maturity and available-for-sale investment securities at March 31, 2009, December 31, 2008, and March 31, 2008. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security and credit impairment losses. The estimated fair values are the amounts that we believe most accurately reflect assumptions that other participants in the market place would use in pricing the securities as of the dates indicated.

The first two tables present the Company’s investment securities, including asset-backed securities, classified by the highest of the ratings and the lowest ratings from any of Moody’s Investors Service, Fitch Ratings or Standard & Poors as of April 16, 2009. The majority of these securities had noninvestment grade designations by one or more rating agencies at March 31, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT HIGHEST CREDIT RATING*

As of March 31, 2009 1

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [2]	Carrying value	Net unrealized gains (losses) not recognized in OCI [2]	Estimated fair value
HELD-TO-MATURITY:
Municipal securities	$683	$680	$–	$680	$(2)	$678
Asset-backed securities:
Trust preferred securities – banks and insurance
A rated	12	12	(1)	11	(3)	8
BBB rated	23	23	(2)	21	(5)	16
Noninvestment grade	1,229	1,190	(338)	852	(248)	604

	1,264	1,225	(341)	884	(256)	628

Trust preferred securities – real estate investment trusts
Noninvestment grade	45	36	(9)	27	(9)	18

	45	36	(9)	27	(9)	18

Other
AAA rated	23	22	–	22	(9)	13
AA rated	4	3	(1)	2	1	3
A rated	21	19	–	19	(11)	8
BBB rated	25	23	(12)	11	(2)	9
Noninvestment grade	13	9	(5)	4	–	4

	86	76	(18)	58	(21)	37

	2,078	2,017	(368)	1,649	(288)	1,361

AVAILABLE-FOR-SALE:
U.S. Treasury securities	28	27	1	28		28
U.S. Government agencies and corporations:
Agency securities	305	305	3	308		308
Agency guaranteed mortgage-backed securities	464	465	9	474		474
Small Business Administration loan-backed securities	637	682	(26)	656		656
Municipal securities	245	241	2	243		243
Asset-backed securities:
Trust preferred securities – banks and insurance
AAA rated	87	86	(12)	74		74
AA rated	642	481	(51)	430		430
A rated	367	357	(146)	211		211
BBB rated	164	139	(35)	104		104
Not rated	26	25	(10)	15		15
Noninvestment grade	180	148	(82)	66		66

	1,466	1,236	(336)	900		900

Trust preferred securities – real estate investment trusts
Noninvestment grade	145	59	(38)	21		21

	145	59	(38)	21		21

Auction rate securities
AAA rated	178	167	–	167		167
A rated	7	5	–	5		5
Noninvestment grade	7	6	–	6		6

	192	178	–	178		178

Other
AAA rated	61	58	(16)	42		42
AA rated	4	2	–	2		2
A rated	50	48	(12)	36		36
BBB rated	6	5	(2)	3		3
Noninvestment grade	49	11	(5)	6		6

	170	124	(35)	89		89

	3,652	3,317	(420)	2,897		2,897

Other securities:
Mutual funds and stock	190	190	–	190		190

	3,842	3,507	(420)	3,087		3,087

Total	$5,920	$5,524	$(788)	$4,736	$(288)	$4,448

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the highest rating level.
[1]	Schedule reflects ratings as of April 16, 2009.
[2]	Other comprehensive income. All amounts reported are pretax.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT LOWEST CREDIT RATING*

As of March 31, 2009 1

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [2]	Carrying value	Net unrealized gains (losses) not recognized in OCI [2]	Estimated fair value
HELD-TO-MATURITY:
Municipal securities	$683	$680	$–	$680	$(2)	$678
Asset-backed securities:
Trust preferred securities – banks and insurance
Noninvestment grade	1,264	1,225	(341)	884	(256)	628

	1,264	1,225	(341)	884	(256)	628

Trust preferred securities – real estate investment trusts
Noninvestment grade	45	36	(9)	27	(9)	18

	45	36	(9)	27	(9)	18

Other
AA rated	5	5	–	5	–	5
Noninvestment grade	81	71	(18)	53	(21)	32

	86	76	(18)	58	(21)	37

	2,078	2,017	(368)	1,649	(288)	1,361

AVAILABLE-FOR-SALE:
U.S. Treasury securities	28	27	1	28		28
U.S. Government agencies and corporations:
Agency securities	305	305	3	308		308
Agency guaranteed mortgage-backed securities	464	465	9	474		474
Small Business Administration loan-backed securities	637	682	(26)	656		656
Municipal securities	245	241	2	243		243
Asset-backed securities:
Trust preferred securities – banks and insurance
AAA rated	6	6	–	6		6
AA rated	141	134	(10)	124		124
A rated	149	121	(5)	116		116
BBB rated	258	181	(8)	173		173
Not rated	26	25	(10)	15		15
Noninvestment grade	886	769	(303)	466		466

	1,466	1,236	(336)	900		900

Trust preferred securities – real estate investment trusts
Noninvestment grade	145	59	(38)	21		21

	145	59	(38)	21		21

Auction rate securities
AAA rated	178	167	–	167		167
A rated	4	2	–	2		2
BBB rated	3	3	–	3		3
Noninvestment grade	7	6	–	6		6

	192	178	–	178		178

Other
AAA rated	40	37	(11)	26		26
AA rated	5	5	(1)	4		4
BBB rated	56	53	(14)	39		39
Noninvestment grade	69	29	(9)	20		20

	170	124	(35)	89		89

	3,652	3,317	(420)	2,897		2,897

Other securities:
Mutual funds and stock	190	190	–	190		190

	3,842	3,507	(420)	3,087		3,087

Total	$5,920	$5,524	$(788)	$4,736	$(288)	$4,448

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the lowest rating level.
[1]	Schedule reflects ratings as of April 16, 2009.
[2]	Other comprehensive income. All amounts reported are pretax.

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2008			March 31, 2008
(In millions)	Amortized cost	Carrying value [1]	Estimated fair value	Amortized cost	Estimated fair value
HELD-TO-MATURITY:
Municipal securities	$697	$697	$695	$702	$704
Asset-backed securities:
Trust preferred securities – banks and insurance	1,188	1,004	677	–	–
Trust preferred securities – real estate investment trusts	36	27	21	–	–
Other	76	63	51	–	–

Total	1,997	1,791	1,444	702	704

AVAILABLE-FOR-SALE:
U.S. Treasury securities	28	29	29	52	54
U.S. Government agencies and corporations:
Agency securities	323	325	325	448	448
Agency guaranteed mortgage-backed securities	406	410	410	476	484
Small Business Administration loan-backed securities	693	667	667	755	736
Municipal securities	178	180	180	238	242
Asset-backed securities:
Trust preferred securities – banks and insurance	807	661	661	2,139	1,860
Trust preferred securities – real estate investment trusts	27	24	24	88	72
Small business loan-backed	–	–	–	100	100
Other	102	72	72	221	190

	2,564	2,368	2,368	4,517	4,186

Other securities:
Mutual funds and stock	308	308	308	74	74

	2,872	2,676	2,676	4,591	4,260

Total	$4,869	$4,467	$4,120	$5,293	$4,964

[1]	Carrying value is disclosed due to changes related to the transfer of available-for-sale investment securities to held-to-maturity during the second quarter of 2008.

The amortized cost of investment securities at March 31, 2009 increased 13.5% from the balance at December 31, 2008. The change was largely due to Zions Bank purchasing securities from Lockhart ($355 million), the Company purchasing auction rate securities from customers ($237 million), and securities acquired in the FDIC assisted transaction of the failed Alliance bank ($122 million) offset in part by OTTI write-downs, and security maturity paydowns. See further discussion of securities purchases from Lockhart in “Off-Balance Sheet Arrangement.” As discussed further in “Risk Elements: Market Risk – Fixed Income,” changes in fair value on available-for-sale securities have been reflected in shareholders’ equity through accumulated other comprehensive income (“OCI”).

At March 31, 2009, 6.8% of the $3.1 billion of fair value of available-for-sale securities portfolio as shown previously was valued at Level 1, 53.3% was valued at Level 2, and 39.9% was valued at Level 3 under the SFAS 157 valuation hierarchy. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $1,639 million and the fair value of these securities was $1,230 million. The securities valued at Level 3 were comprised of CDOs and auction rate securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at the end of the first quarter was $409 million. As of March 31, 2009, we believe that the par amounts of the Level 3 available-for-sale securities for which no OTTI has been recognized do not differ from the amounts we currently anticipate realizing on settlement or maturity. See “Critical Accounting Policies and Significant Estimates” for further details about the CDO securities pricing methodologies.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first quarter of 2009, the Company reassessed the classification of certain asset-backed and trust preferred CDOs. On March 31, 2009, the Company reclassified approximately $39 million at fair value of held-to-maturity securities to available-for-sale. These securities were downgraded from investment grade to noninvestment grade by a ratings agency during the first quarter of 2009. No gain or loss was recognized in the statement of income at the time of reclassification.

The following schedule presents a summary of remaining securities with OTTI credit losses recognized in 2009, 2008, and 2007 including selected information at March 31, 2009.

			March 31, 2009
(In millions)	OTTI Credit Losses		Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI	Carrying value	Net unrealized gain (losses) not recognized in OCI	Estimated fair value
	2009	2008 & 2007
HELD-TO-MATURITY:
Asset-backed securities:
Trust preferred securities – banks and insurance	$17	$27	$377	$333	$(178)	$155	$(20)	$135
Other	1	2	13	9	(5)	4		4

	18	29	390	342	(183)	159	(20)	139

AVAILABLE-FOR-SALE:
Asset-backed securities:
Trust preferred securities – banks and insurance	14	16	134	107	(62)	45		45
Trust preferred securities – real estate investment trusts [1]	49	28	120	43	(36)	7		7
Other	2	29	49	10	(4)	6		6

	65	73	303	160	(102)	58	–	58

Total	$83	$102	$693	$502	$(285)	$217	$(20)	$197

[1]

Amounts at March 31, 2009 reflect the sale in December 2008 of certain REIT CDOs with a par value of $84 million and an amortized cost of $1 million. OTTI credit losses do not reflect impairment losses for securities sold.

We review investment securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, estimated credit impairment, if any, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. During the first quarter of 2009, the Company incurred $82.7 million of credit-related OTTI charges recorded in earnings and $82.9 million pretax of OTTI related to illiquidity recorded in OCI. The collateral in these securities deemed to have OTTI includes bank and insurance trust preferred debt; debt issued by commercial income REITS, commercial mortgage-backed securities, residential mortgage REITs, and homebuilders. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review. See “Other-than-Temporary-Impairment – Debt Investment Securities” for further details about the OTTI accounting policy.

The Company also recognized valuation losses in the first quarter of 2009 of $181.7 million on securities purchased from Lockhart under the terms of the Liquidity agreement and $18.7 million on auction rate

ZIONS BANCORPORATION AND SUBSIDIARIES

securities purchased from bank customers at par. During the first quarter of 2008 the Company recognized valuation losses of $5.2 million on securities purchased from Lockhart. These securities purchased from Lockhart in 2009 and 2008 consisted of REIT CDOs and bank and insurance trust preferred CDOs. See “Off-Balance Sheet Arrangement” for further details about Lockhart.

The investment securities portfolio at March 31, 2009 includes $691 million of nonrated fixed income securities. These securities include $664 million of nonrated municipal securities underwritten and structured by Zions Bank in accordance with its established municipal credit standards and $25 million of individual trust preferred bank securities. Nonrated fixed income securities were $707 million at December 31, 2008 and $820 million at March 31, 2008.

Loan Portfolio

Net loans and leases at March 31, 2009 were $41.9 billion, an annualized increase of 2.6% from December 31, 2008 and an increase of 5.6% over the balance at March 31, 2008. Excluding the $0.8 billion of loans from Alliance at March 31, 2009, on-balance sheet net loans and leases decreased approximately $0.6 billion or 5.4% annualized during the quarter due to pay-downs, charge-offs, and a lack of qualified borrowers requesting credit.

The following table sets forth the loan portfolio by type of loan:

(In millions)	March 31, 2009	December 31, 2008	March 31, 2008
Commercial lending:
Commercial and industrial	10,958	11,447	10,626
Leasing	401	431	494
Owner occupied	8,769	8,743	7,910

Total commercial lending	20,128	20,621	19,030

Commercial real estate:
Construction and land development	7,265	7,516	7,937
Term	6,559	6,196	5,569

Total commercial real estate	13,824	13,712	13,506

Consumer:
Home equity credit line	2,058	2,005	1,674
1-4 family residential	3,817	3,877	3,920
Construction and other consumer real estate	666	774	910
Bankcard and other revolving plans	327	374	316
Other	358	385	440

Total consumer	7,226	7,415	7,260

Foreign loans	43	43	59

FDIC-supported assets [1]	836

Total loans	$42,057	$41,791	$39,855

[1]	FDIC-supported assets represent assets acquired from the FDIC subject to a loss sharing agreement and include expected reimbursements from the FDIC of approximately $159 million.

Excluding the addition of the FDIC-supported assets from the Alliance Bank transaction, the loan portfolio contraction during the first three months was concentrated primarily in commercial lending principally at

ZIONS BANCORPORATION AND SUBSIDIARIES

Zions Bank and at Amegy and secondarily in commercial construction real estate loans principally at Amegy and National Bank of Arizona. We did have loan growth in the commercial real estate term category principally in Amegy and California Bank & Trust.

Although we continue to actively try to originate loans, we expect that core loan growth for the next few quarters will most likely be low. This is mainly due to the current economic environment. Pay-downs, charge offs, and other reductions are likely to continue to offset originations. We expect residential construction and land development balances to continue to decline as they have during recent quarters.

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	March 31, 2009	December 31, 2008	March 31, 2008

Bank-owned life insurance	$628	$623	$607
Federal Home Loan Bank and Federal Reserve stock [1]	212	220	301
SBIC investments [2]	66	66	76
Non-SBIC investment funds and other	101	93	79
Investments in ADC arrangements [3]	18	16	2
Other public companies	13	12	36
Trust preferred securities	14	14	14

	$1,052	$1,044	$1,115

[1]	Includes $126 million in FHLB and $86 million in FRB stock at March 31, 2009.
[2]	Amounts include noncontrolling investors’ interests in Zions’ managed SBIC investments of approximately $26 million, $26 million and $28 million as of the respective dates.
[3]

Investments in Acquisition Development and Construction (“ADC”) arrangements are loans that do not qualify for loan accounting under GAAP; therefore these loans are accounted for as noninterest-bearing investments.

Deposits

Average total deposits for the first three months of 2009 increased 15.1% compared to the same period in 2008, with interest-bearing deposits increasing 16.7% and noninterest-bearing deposits increasing 10.4%.

Total deposits at the end of the first quarter of 2009 increased to $43.3 billion, an annualized increase of 19.3% from the balances reported at December 31, 2008, and increased 15.4% over the March 31, 2008 amounts. Actual and average deposits for the first quarter of 2009 include deposits related to the failed Alliance Bank acquisition.

Demand, savings and money market deposits comprised 77.0% of total deposits at the end of the first quarter, compared with 74.9% and 72.3% as of December 31, 2008 and March 31, 2008, respectively.

During the second half of 2008, the Company increased brokered deposits to serve as an additional source of liquidity for the Company. At March 31, 2009, total deposits included $3,509 million of brokered deposits compared to $3,269 million at December 31, 2008 and $77 million at March 31, 2008. The average balance of brokered deposits for the first quarter was $3,266 million and for the first three months of 2008 was $79 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

Off-Balance Sheet Arrangement

The Company administers one qualifying special-purpose entity (“QSPE”) securities conduit, Lockhart, which was established in 2000. Lockhart was structured to purchase securities that are collateralized by small business loans originated or purchased by Zions Bank; such loans were originated during and prior to 2005. Lockhart obtains funding through the issuance of asset-backed commercial paper and holds securities, which include U.S. Government agency securities collateralized by small business loans and AAA/AA-rated securities. In November 2008, Lockhart elected to participate in the Federal Reserve’s Commercial Paper funding facility (“CPFF”), and as of March 31, 2009 had no commercial paper to the Federal Reserve under this program.

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

The maximum amount of liquidity that Zions Bank can be required to provide pursuant to the Liquidity Agreement is limited to the total amount of securities held by Lockhart. This maximum amount was $186 million at March 31, 2009, $738 million at December 31, 2008, and $1.75 billion at March 31, 2008.

In addition to providing the Liquidity Agreement, Zions Bank receives a fee in exchange for providing hedge support and administrative and investment advisory services to Lockhart.

A hedge agreement between Lockhart and Zions Bank provides for the bank to pay Lockhart should Lockhart’s monthly cost of funds exceed its monthly asset yield. Due to the extreme dislocation in short term LIBOR, Lockhart’s cost of funds exceeded its asset yield for the first time in September of 2008. The spread between Lockhart’s monthly asset yield and cost of funds has been volatile as a result of decreasing asset yields and to a lesser extent commercial paper rates resulting from the ongoing contraction, disruption, and volatility in the credit markets. While this spread has again been positive since November 2008, this hedge agreement will be triggered in May 2009.

In addition to rating agency downgrades of securities held by Lockhart that would require Zions Bank to purchase securities from Lockhart, downgrades of Lockhart’s commercial paper below P-1 by Moody’s or below F1 by Fitch would prevent issuance of commercial paper by Lockhart and result in security purchases under the Liquidity Agreement.

During the first quarter of 2009, certain assets held by Lockhart were downgraded by rating agencies. These events caused purchases by Zions Bank of securities from Lockhart, as follows.

On January 14, 2009, a $25 million REIT trust preferred security held by Lockhart was downgraded by Fitch from AA to BB. Zions Bank purchased this security at book value under the Liquidity Agreement. The related pretax write-down of $8.9 million was recorded by Zions Bank in marking the security to fair value.

On March 27, 2009, Moody’s downgraded $512 million of securities below AA-. Therefore, on March 30, 2009, Zions Bank purchased the securities at book value from Lockhart as required by the Liquidity Agreement. The purchases were comprised of bank and insurance trust preferred securities. The related pretax write-down of $172.8 million was recorded by Zions Bank in marking the securities to fair value.

ZIONS BANCORPORATION AND SUBSIDIARIES

If Lockhart is unable to issue additional commercial paper to finance maturing commercial paper, or if additional assets of Lockhart are downgraded below the ratings described above, Zions Bank will be obligated to purchase additional assets from Lockhart. Because these purchases are transacted at book value, Zions Bank may incur losses if the assets’ book value exceeds their fair value. At March 31, 2009, the $186 million book value of Lockhart’s assets exceeded their fair value by approximately $6 million.

Subsequent Events

On April 2, 2009, Moody’s downgraded a $7 million security below AA-. Therefore, on April 3, 2009, Zions Bank purchased one asset backed CDO security at book value from Lockhart as required by the Liquidity Agreement. The related pretax write-down of $1.8 million was recorded by Zions Bank in marking the security to fair value.

On April 21, 2009, Moody’s downgraded the commercial paper issued by Lockhart to NP, causing a cessation of any further issuance of commercial paper. On April 21, 2009, Zions Bank purchased $86.4 million of SBA loan pools as required under the Liquidity Agreement. The related pretax write-down of $2.0 million was recorded by Zions Bank in marking the securities to market. As of the date of this filing Lockhart holds $89.7 million of securities at amortized cost.

Assets Held by Lockhart

The following schedule summarizes Lockhart’s assets by category, related amortized cost, estimated fair value and ratings.

	March 31, 2009
(In millions)	Amortized cost	Estimated fair value	Rating range
Assets:
Small Business Administration loan-backed securities [1]	$179	$175	Guaranteed by SBA
Asset-backed securities:
Other	7	5	AA

Total	$186	$180

[1]	The Company originated 40% of these Small Business Administration loan-backed securities.

At March 31, 2009, the weighted average interest rate reset of Lockhart’s assets was 2.9 months and the weighted average life of Lockhart’s assets was estimated at 3.43 years. The weighted average life of Lockhart’s asset-backed commercial paper was 33 days.

Consolidation of Lockhart

At March 31, 2009, Lockhart’s assets totaled $186 million at book value and the Company owned $10 million of Lockhart commercial paper.

Due to the downgrade of Lockhart’s commercial paper notes, Zions will be required to acquire the remaining assets of Lockhart during the second quarter of 2009 and to consolidate Lockhart at that time. In September, the longest maturity commercial paper notes issued by Lockhart will mature after which the entity will be dissolved.

ZIONS BANCORPORATION AND SUBSIDIARIES

The consolidation of these remaining assets by Zions is expected to dilute Zions’ tangible common equity ratio by approximately 1 basis point. At March 31, 2009, the Company had adequate liquidity and borrowing capacity to fund the net additional $176 million necessary to purchase the Lockhart assets. Given that the Company has $55 billion of assets; the consolidation of Lockhart will not be significant to the Company.

See “Liquidity Risk Management” and Note 5 of the Notes to Consolidated Financial Statements for additional information on Lockhart.

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

Another aspect of the Company’s credit risk management strategy is to pursue the diversification of the loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at March 31, 2009 no single loan category exceeded 26.1% of the Company’s total loan portfolio.

	March 31, 2009		December 31, 2008		March 31, 2008
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$10,958	26.1%	$11,447	27.4%	$10,626	26.7%
Leasing	401	0.9%	431	1.0%	494	1.2%
Owner occupied	8,769	20.8%	8,743	20.9%	7,910	19.8%

Commercial real estate:
Construction and land development	7,265	17.3%	7,516	18.0%	7,937	19.9%
Term	6,559	15.6%	6,196	14.8%	5,569	14.0%

Consumer:
Home equity credit line	2,058	4.9%	2,005	4.8%	1,674	4.2%
1-4 family residential	3,817	9.1%	3,877	9.3%	3,920	9.8%
Construction and other consumer real estate	666	1.6%	774	1.9%	910	2.3%
Bankcard and other revolving plans	327	0.8%	374	0.9%	316	0.8%
Other	358	0.8%	385	0.9%	440	1.1%

Foreign loans	43	0.1%	43	0.1%	59	0.2%

FDIC-supported assets [1]	836	2.0%

Total loans	$42,057	100.0%	$41,791	100.0%	$39,855	100.0%

[1]	FDIC-supported assets represent assets acquired from the FDIC subject to a loss sharing agreement and include expected reimbursements from the FDIC of approximately $159 million.

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

The assets acquired from the failed Alliance Bank included nonperforming loans and other loans with characteristics indicative of a high credit risk profile, including a substantial concentration in California,

ZIONS BANCORPORATION AND SUBSIDIARIES

loans with homebuilders and other construction finance loans. Because most of these loans are covered under loss sharing agreements with the FDIC (“FDIC-supported assets”) for which the FDIC generally will assume 80% of the first $275 million of credit losses and 95% of the credit losses in excess of $275 million, the Company’s financial exposure to losses from these assets is substantially limited. To the extent actual losses exceed the Company’s estimates at acquisition, the Company’s financial risk would only be its share of those losses under the Loss Sharing Agreements. These FDIC-supported assets represent approximately 2.0% of the Company’s total loan portfolio.

The Company’s level of credit quality continued to weaken during the first quarter of 2009. The deterioration in credit quality is mainly related to the weakness in residential development and construction activity in the Southwest that started in the latter half of 2007. Although not to the degree experienced in the Southwestern states, some signs of deterioration also surfaced in Utah/Idaho during the first quarter of 2008 and in the Texas market in the fourth quarter of 2008. Residential construction and land development loans in Nevada and Arizona remain the most troubled segment of the portfolio. The most meaningful declines in commercial real estate credit quality during the first quarter of 2009 were in Nevada, Texas, and Utah. The Company experienced increased criticized and classified loans in its commercial loan portfolio during the first quarter of 2009 in Utah and Texas, and increased loan delinquencies throughout the loan portfolio in all geographies. We expect continued credit quality deterioration over the next few quarters.

The Company does not pursue subprime residential mortgage lending, including option ARM and negative amortization loans. It does have approximately $563 million of generally high FICO (a credit score developed by the Fair Isaac Corporation) at origination stated income loans, including “one-time close” loans to finance the construction of a home, which converts into a permanent jumbo mortgage. This portfolio began to show significant credit quality deterioration in the second half of 2008. At March 31, 2009, approximately $58 million of the stated income loans have low FICO scores reflective of the current economic environment.

A more comprehensive discussion of our credit risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2008.

Commercial Real Estate Loans

Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:

ZIONS BANCORPORATION AND SUBSIDIARIES

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND GEOGRAPHY

(Amounts in millions) CRE loan type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash- ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	3/31/09	$879.7	338.5	1,520.2	747.3	456.6	857.1	663.0	173.9	923.1	6,559.4	47.4%
% of loan type		13.4%	5.2%	23.2%	11.4%	7.0%	13.0%	10.0%	2.7%	14.1%	100.0%
Delinquency rates [2]:
30-89 days	3/31/09	1.2%	1.1%	1.1%	2.5%	0.6%	2.7%	1.6%	0.3%	5.5%	2.1%
	12/31/08	0.5%	0.9%	0.4%	1.8%	–	0.7%	1.8%	–	4.4%	1.4%
≥ 90 days	3/31/09	0.6%	0.1%	0.1%	1.2%	0.2%	0.1%	0.9%		2.8%	0.8%
	12/31/08	0.2%	0.9%	0.1%	1.2%	–	0.2%	1.0%	–	3.0%	0.8%
Accruing past due
90 days	3/31/09	$1.1	–	–	1.7	–	–	0.3	–	0.8	3.9
	12/31/08	1.9	–	–	2.4	–	–	–	–	7.5	11.8
Nonaccrual loans	3/31/09	6.5	1.0	2.0	20.7	1.4	4.4	5.9	–	34.4	76.3
	12/31/08	0.5	2.8	2.0	6.7	0.4	4.5	6.4	–	20.3	43.6

Commercial construction and land development
Balance outstanding	3/31/09	$649.3	80.8	459.6	713.2	287.4	1,562.9	438.8	99.3	421.3	4,712.6	34.1%
% of loan type		13.8%	1.7%	9.8%	15.1%	6.1%	33.2%	9.3%	2.1%	8.9%	100.0%
Delinquency rates [2]:
30-89 days	3/31/09	15.5%	–	2.4%	28.2%	2.7%	4.0%	11.9%	4.8%	6.8%	9.9%
	12/31/08	2.8%	–	2.4%	10.5%	0.5%	2.1%	6.6%	1.8%	6.1%	4.1%
≥ 90 days	3/31/09	7.6%	–	2.3	9.4%	0.5%	1.5%	4.1%	4.8	5.9%	4.2%
	12/31/08	0.7%	–	–	8.5%	0.5%	0.2%	2.9%	–	6.1%	2.2%
Accruing past due
90 days	3/31/09	$1.8	–	–	5.5	–	0.6	13.6	–	–	21.5
	12/31/08	1.8	–	–	25.4	–	–	8.1	–	18.6	53.9
Nonaccrual loans	3/31/09	89.4	–	10.5	145.4	6.8	37.8	5.6	4.8	28.7	329.0
	12/31/08	27.4	–	11.1	66.2	1.4	14.0	4.3	–	6.3	130.7

Residential construction and land development
Balance outstanding	3/31/09	$503.1	97.6	294.0	175.2	183.0	651.1	462.0	55.6	130.4	2,552.0	18.5%
% of loan type		19.7%	3.8%	11.5%	6.9%	7.2%	25.5%	18.1%	2.2%	5.1%	100.0%
Delinquency rates [2]:
30-89 days	3/31/09	22.3%	9.5%	16.7%	36.7%	11.5%	7.0%	27.7%	0.4%	13.3%	17.5%
	12/31/08	16.7%	7.3%	9.3%	38.8%	6.9%	3.3%	20.4%	0.5%	8.6%	13.1%
≥ 90 days	3/31/09	14.9%	3.8%	12.0%	30.8%	10.1%	2.1%	15.0%	0.4%	7.6%	10.9%
	12/31/08	12.3%	2.3%	7.7%	20.9%	5.6%	2.4%	18.8%	0.5%	4.5%	9.6%
Accruing past due
90 days	3/31/09	$3.0	–	–	7.3	–	–	6.0	–	–	16.3
	12/31/08	7.2	–	–	1.0	–	0.7	9.6	0.3	–	18.8
Nonaccrual loans	3/31/09	122.7	3.7	43.3	84.6	20.0	34.7	76.5	0.2	18.0	403.7
	12/31/08	99.3	5.8	45.6	50.5	15.0	18.6	88.7	–	19.3	342.8
Total construction and land development	3/31/09	1,152.4	178.4	753.6	888.4	470.4	2,214.0	900.8	154.9	551.7	7,264.6

Total commercial real estate	3/31/09	$2,032.1	516.9	2,273.8	1,635.7	927.0	3,071.1	1,563.8	328.8	1,474.8	13,824.0	100.0%

[1]	No other geography exceeded $213 million for all three loan types.
[2]	Delinquency rates include nonaccrual loans.

Approximately 32% of the commercial term loans consist of mini-perm loans on which construction is complete and the project is either in the process of stabilization or has stabilized, and the owner is waiting to seek permanent financing given the current conditions in the financial markets. Mini-perm loans generally have maturities of 3 to 7 years. The remaining 68% are term loans with initial maturities generally of 15 to 20 years. Stabilization criteria differ by product and are dependent on cash flow created by lease-up for office, industrial and retail products and occupancy for retail and apartment products.

Approximately 30% of the commercial construction and land development portfolio is designated as acquisition and development. Most of these acquisition and development properties are tied to specific retail, apartment, office or other projects. Underwriting on commercial properties is primarily based on the

ZIONS BANCORPORATION AND SUBSIDIARIES

economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. The owners’ equity is always expected to be injected prior to bank advances. Re-margining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting because it determines the ultimate value of the property and the ability to service debt. Therefore, in most projects (with the exception of multi-family projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service ratio of 1.20.

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

Real estate appraisals are ordered independently of the credit officer and the borrower, generally by the banks’ appraisal review function, which is staffed by certified appraisers. Appraisals are ordered from outside appraisers at the inception, renewal, or for CRE loans, upon the occurrence of any event causing a “criticized” or “classified” grade to be assigned to the credit. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist. Advance rates will vary based on the viability of the project and the creditworthiness of the sponsor, but corporate guidelines generally limit advances to 50-65% for raw land, 65-75% for land development, 65-75% for finished commercial lots, 75-80% for finished residential lots, 80% for pre-sold homes, 75-80% for models and spec homes, and 75-80% for commercial properties. Exceptions may be granted on a case-by-case basis.

Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls, and on construction projects, independent progress inspection reports. The receipt of these schedules is closely monitored and calculations are made to determine adherence to the covenants set forth in the loan agreement. Additionally, the frequency of loan-by-loan reviews has been increased to a quarterly basis for all commercial and residential land acquisition, development, and construction loans at Zions Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, and Vectra Bank.

Interest reserves are generally established as an expense item in the budget for a real estate construction or development loan. It has proven preferable for the borrower to put their total amount of available equity into the project at the inception of the construction, rather than holding enough of their available funds to pay the interest during the construction period. This enables the bank to maximize the amount of equity obtained and control the amount of money set aside to pay interest on the construction loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. At any time during the life of the credit that the project is determined not to be viable, the bank has the ability to discontinue the use of the interest reserve and take appropriate action to protect its collateral position via negotiation and/or legal action as deemed appropriate. At March 31, 2009, Zions affiliates have 820 loans with an outstanding balance of $1.6 billion where available interest reserves amount to $170 million. In instances where projects have been determined nonviable, the interest reserves have been frozen.

We have not been involved to any meaningful extent with insurance arrangements, credit derivatives, or any other default agreements as a mitigation strategy for commercial real estate loans. However, we do make use of personal or other guarantees as risk mitigation strategies.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Nonperforming Assets

Nonperforming assets include nonaccrual loans, restructured loans, and other real estate owned. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Consumer loans are placed on nonaccrual status at 90 days. Generally, closed-end non-real estate secured consumer loans are charged off prior to 120 days past due. Open-end consumer loans adequately secured by real estate are placed on nonaccrual status at 90 days. Open-end consumer loans are charged off when they become 180 days past due. Loans occasionally may be restructured to provide a reduction or deferral of interest or principal payments. This generally occurs when the financial condition of a borrower deteriorates to the point that the borrower needs to be given temporary or permanent relief from the original contractual terms of the loan. Other real estate owned is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

The following table sets forth the Company’s nonperforming assets:

(Amounts in millions)	March 31, 2009	December 31, 2008	March 31, 2008

Nonaccrual loans	$1,421	$946	$388
Restructured loans	15	2	10
Other real estate owned	227	192	36

Nonperforming assets, excluding FDIC-supported assets	1,663	1,140	434
FDIC-supported assets[1]	107

Total	$1,770	$1,140	$434

% of net loans and leases[2], excluding FDIC-supported assets, and other real estate owned	4.00%	2.71%	1.09%

% of net loans and leases[2] and other real estate owned	4.17%	2.71%	1.09%

Accruing loans past due 90 days or more, excluding FDIC-supported assets	$88	$130	$85

Accruing loans past due 90 days or more	112	130	85

% of net loans and leases[2], excluding FDIC-supported assets	0.21%	0.31%	0.21%

% of net loans and leases[2]	0.27%	0.31%	0.21%

[1]	FDIC-supported assets represent assets acquired from the FDIC subject to a loss sharing agreement.
[2]	Includes loans held for sale.

Total nonperforming assets were $1,770 million at March 31, 2009 ($1,663 million excluding FDIC-supported assets) compared to $1,140 million at December 31, 2008 and $434 million at March 31, 2008. The increase related mainly to commercial real estate loans primarily in Nevada, Arizona and Texas and to commercial and industrial loans primarily in Utah.

ZIONS BANCORPORATION AND SUBSIDIARIES

Total nonaccrual loans at March 31, 2009 increased $475 million from the balances at December 31, 2008, which included increases of $259 million for nonaccrual construction and land development loans and $142 million for commercial lending. Nonperforming assets are expected to increase further over the next several quarters. Nonperforming assets excluding FDIC-supported assets increased $523 million during the quarter compared to an increase of $216 million during the fourth quarter of 2008.

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

The Company’s total recorded investment in impaired loans was $1,207 million at March 31, 2009, compared with $770 million at December 31, 2008 and $324 million at March 31, 2008. Estimated losses on impaired loans are included in the allowance for loan losses. At March 31, 2009, the allowance for loan losses included $100 million for impaired loans with a recorded investment of $427 million. At December 31, 2008, the allowance included $52 million for impaired loans with a $306 million recorded investment, and at March 31, 2008 the allowance included $15 million for impaired loans with a $110 million recorded investment.

The amount of accruing loans past due 90 days or more excluding FDIC-supported assets was $88 million at March 31, 2009 compared to $130 million at December 31, 2008 and $85 million at March 31, 2008.

In addition to the lending related nonperforming assets, the Company also has $167 million in carrying value of investments in debt securities that are on nonaccrual status at March 31, 2009.

Allowance and Reserve for Credit Losses

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

ZIONS BANCORPORATION AND SUBSIDIARIES

(Amounts in millions)	Three Months Ended March 31, 2009	Twelve Months Ended December 31, 2008	Three Months Ended March 31, 2008
Loans and leases outstanding, excluding FDIC-supported assets (net of unearned income)	$41,096	$41,659	$39,697

Average loans and leases outstanding, excluding FDIC-supported assets (net of unearned income)	$41,384	$40,795	$39,238

Allowance for loan losses:
Balance at beginning of period	$687	$459	$459
Allowance associated with purchased securitized loans	–	2	1
Allowance of loans and leases sold	–	(1)	–
Provision charged against earnings	298	648	92
Loans and leases charged-off:
Commercial lending	(41)	(100)	(17)
Commercial real estate	(93)	(269)	(31)
Consumer	(24)	(45)	(6)

Total	(158)	(414)	(54)

Recoveries:
Commercial lending	2	9	2
Commercial real estate	3	7	–
Consumer	1	5	1

Total	6	21	3

Net loan and lease charge-offs	(152)	(393)	(51)
Reclassification to reserve for unfunded lending commitments	–	(28)	–

Balance at end of period	$833	$687	$501

Ratio of annualized net charge-offs to average loans and leases	1.47%	0.96%	0.52%

Ratio of allowance for loan losses to net loans and leases, excluding FDIC-supported assets, at period end	2.03%	1.65%	1.26%

Ratio of allowance for loan losses to nonperforming loans, excluding FDIC-supported assets, at period end	57.98%	72.42%	126.01%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, excluding FDIC-supported assets, at period end	55.18%	63.84%	106.12%

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

The following table sets forth the reserve for unfunded lending commitments:

ZIONS BANCORPORATION AND SUBSIDIARIES

(In millions)	Three Months Ended March 31, 2009	Twelve Months Ended December 31, 2008	Three Months Ended March 31, 2008

Balance at beginning of period	$50.9	$21.5	$21.5
Reclassification from allowance for loan losses	–	27.9	–
Provision charged against earnings	1.8	1.5	3.6

Balance at end of period	$52.7	$50.9	$25.1

The following table sets forth the total allowance and reserve for credit losses:

(In millions)	March 31, 2009	December 31, 2008	March 31, 2008

Allowance for loan losses	$833	$687	$501
Reserve for unfunded lending commitments	53	51	25

Total allowance and reserve for credit losses	$886	$738	$526

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

ZIONS BANCORPORATION AND SUBSIDIARIES

change if interest rates were to sustain an immediate parallel change of 200 basis points; the “low” and “high” results differ based on the assumed speed of repricing of administered-rate deposits (money market, interest-on-checking, and savings):

	March 31, 2009		December 31, 2008
	Low	High	Low	High
Duration of equity:
Range (in years)
Base case	-3.9	-1.4	-2.5	0.9
Increase interest rates by 200 bp	-3.3	-1.2	-2.4	0.7

Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	0.9%	3.7%	-1.1%	1.5%
Decrease interest rates by 200 bp1	-2.7%	-1.5%	-2.4%	-1.8%

[1]	In the event that a 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

As discussed previously under the section “Net Interest Income, Margin and Interest Rate Spreads,” the Company believes that in the current quarter, the dynamic balance sheet changes with regard to changes in high balances of money market investments and changes in levels of nonperforming assets have tended to have a somewhat larger effect on the net interest spread and net interest margin than has the Company’s interest rate risk position.

Market Risk – Fixed Income

The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

At March 31, 2009, the Company had $65.2 million of trading account assets and $39.9 million of securities sold, not yet purchased compared with $42.1 million and $40.8 million of trading assets and $35.7 million and $184.5 million of securities sold, not yet purchased at December 31, 2008 and March 31, 2008, respectively. The higher securities sold, not yet purchased balance in comparison to trading account assets as of March 31, 2008 is related to bank subsidiaries sweep products.

The Company is exposed to market risk through changes in fair value and other than temporary impairment of held-to-maturity and available-for-sale securities. The Company also is exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in fair value in available-for-sale securities and interest rate swaps are included in OCI each quarter. During the first quarter of 2009, the after-tax change in OCI attributable to available-for-sale securities and the FSP FAS 115-2 liquidity cumulative effect adjustment was $(246.7) million. The after-tax change in OCI attributable to held-to-maturity securities transferred from available-for-sale in the second quarter of 2008 was $12.6 million. The change attributable to interest rate swaps was $(10.6) million, for a net decrease to shareholders’ equity of $244.7 million. If any of the available-for-sale securities or HTM securities transferred from AFS become other than temporarily impaired, any loss in OCI is reversed and the impairment is charged to operations. See “Investment Securities Portfolio” for additional information on other-than-temporary impairment.

Market Risk – Equity Investments

Through its equity investment activities, the Company owns equity securities that are publicly traded and subject to fluctuations in their market prices or values. In addition, the Company owns equity securities in companies that are not publicly traded and that are accounted for under cost, fair value, equity, or full

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company also invests in prepublic venture capital companies through various venture funds. In addition to the program, Amegy has in place an alternative investments program. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are not part of the strategy since the underlying companies are typically not credit worthy.

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

A more comprehensive discussion of the Company’s interest rate and market risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity Risk Management

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

Liquidity is managed centrally for both the Parent and its subsidiary banks. The Parent’s cash requirements consist primarily of debt service, investment in and advances to subsidiaries, operating expenses, income taxes, and dividends to preferred and common shareholders, including the CPP preferred equity issued to the Treasury. The Parent’s cash needs are met through dividends from its subsidiaries, investment income, subsidiaries’ proportionate share of current income taxes, management and other fees, bank lines, equity contributed through the exercise of stock options, commercial paper, and long-term debt and equity issuances. Due to ongoing losses in several of the Company’s banking subsidiaries and continued disruptions in financial markets, some of the Parent’s usual sources of cash have become strained or unavailable.

ZIONS BANCORPORATION AND SUBSIDIARIES

Operating cash flows, while normally constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and its subsidiary banks. For the first three months of 2009, operations contributed $154 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

The Parent also has a program to issue short-term commercial paper. At March 31, 2009, outstanding commercial paper was $1 million as compared to $15 million at December 31, 2008. This decline reflects deteriorating financial market conditions nationally that has severely constrained activity in this program and the Company’s current credit rating. In addition, at March 31, 2009, the Company has secured lines of credit of $395 million with certain of its subsidiary banks. No amounts were outstanding under these lines at March 31, 2009. Interest on these lines is at a variable rate based on specified indices. Actual amounts that may be borrowed at any given time are based on determined collateral requirements.

On April 20, 2009, Moody’s downgraded its ratings for the Parent on senior unsecured debt to B2, on subordinated debt to B3, and on short-term/commercial paper to NP; also its outlook was Negative. Additionally, on April 22, 2009, S&P downgraded its ratings for the Parent on long-term issuer/senior unsecured debt to BBB-, on subordinated debt to BB+, and on short-term/commercial paper to A-3; also its outlook was Negative. Finally, on April 22, 2009, Dominion downgraded its ratings for the Parent on long-term issuer/senior unsecured debt to BBB, on subordinated debt to BBB (low), and on short-term/commercial paper to R-2 (middle); also its outlook was Watch Negative. Also, on April 23, 2009, Fitch placed the ratings of the Parent on Rating Watch Negative.

On January 15, 2009, we issued approximately $255 million of senior floating rate notes due June 21, 2012 at a coupon rate of three-month LIBOR plus 37 basis points. The debt is guaranteed under the FDIC’s TLGP that became effective on November 21, 2008.

The Company repaid senior medium-term notes of $67 million during the first quarter of 2009.

The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At March 31, 2009, these core deposits, excluding brokered deposits, in aggregate, constituted 81.8% of consolidated deposits, compared with 81.9% of consolidated deposits at December 31, 2008. The Company has also obtained brokered deposits to serve as an additional source of liquidity for the Company. At March 31, 2009, total brokered deposits were $3.5 billion, up from $3.3 billion at December 31, 2008 and $77 million at March 31, 2008. For the first three months of 2009, increases in deposits resulted in net cash inflows of $947 million.

On October 3, 2008, the FDIC increased deposit insurance to $250,000 through December 31, 2009. In addition, the FDIC implemented a program to provide full deposit insurance coverage for noninterest-bearing transaction deposit accounts through December 31, 2009, unless insured banks elect to opt out of the program. The Company has informed its customers that it will not opt out of this program.

The Federal Home Loan Bank (“FHLB”) system is also a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first three months of 2009, the activity in short-term FHLB borrowings resulted in a net cash inflow of approximately $55 million. The subsidiary banks are required to invest in FHLB stock to maintain their borrowing capacity. The Company is aware of recent news reports and FHLB member bank press releases regarding the financial strength of the FHLB system.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company is actively monitoring its ability to borrow from the FHLB. At March 31, 2009, the subsidiary banks’ total investment in FHLB stock was $126 million.

The Federal Reserve Board has a temporary program to make 28-day loans to banks in the United States and to foreign banks through foreign central banks. These loans are made using an auction process. The Company’s banking subsidiaries - Zions Bank, CB&T, and Amegy are currently participating in this program and may continue to do so as long as money can be borrowed at an attractive rate. Amounts that can be borrowed are based upon the amount of collateral pledged to the Federal Reserve Bank. Borrowings outstanding under this program were $200 million at March 31, 2009 and $1.8 billion at December 31, 2008. The $200 million outstanding at March 31, 2009 matured and was repaid on April 24, 2009.

At March 31, 2009, the amount available for additional FHLB and Federal Reserve borrowings was approximately $14.7 billion. An additional $1.2 billion could be borrowed upon the pledging of additional available collateral.

Zions Bank has in prior years used asset securitizations to sell loans and provide a flexible alternative source of funding. As a QSPE securities conduit sponsored by Zions Bank, Lockhart has purchased and held credit-enhanced securitized assets resulting from certain small business loan securitizations. During the first quarter of 2009, almost all of the CDOs in Lockhart were purchased by Zions Bank. Under the Liquidity Agreement, Zions Bank purchased assets due to security ratings downgrades. See “Off-Balance Sheet Arrangement” for information about Lockhart and the Liquidity Agreement.

The Company’s investment activities can also provide or use cash. For the first three months of 2009, investment securities activities resulted in an increase in investment securities holdings primarily due to Zions Bank purchasing securities from Lockhart under the terms of the Liquidity Agreement and a net decrease of cash in the amount of $585 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, loan growth has resulted in net cash outflows from a funding standpoint, however, for the first three months of 2009, organic loan principal activity growth resulted in a net cash inflow of $374 million.

A more comprehensive discussion of our liquidity management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2008.

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

Total controlling interest shareholders’ equity on March 31, 2009 was $5,553 million compared to $6,502 million at December 31, 2008, and $5,328 million at March 31, 2008. The Company’s capital ratios were as follows:

	March 31, 2009	December 31, 2008	March 31, 2008	Percentage required to be well capitalized

Tangible common equity ratio	5.26%	5.89%	5.73%	na
Tangible equity ratio	8.28%	8.91%	6.26%	na
Average equity to average assets (three months ended)	11.81%	11.18%	10.20%	na

Risk-based capital ratios:
Tier 1 leverage	9.56%	9.99%	7.18%	na 1
Tier 1 risk-based capital	9.43%	10.22%	7.64%	6.00%
Total risk-based capital	13.39%	14.32%	11.83%	10.00%

[1]	There is no Tier 1 leverage component in the definition of a well capitalized holding company.

The Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. As of March 31, 2009, the Company and each of its subsidiary banks exceeded the “well capitalized” guidelines under regulatory standards.

The decrease in total controlling interest shareholders’ equity from December 31, 2008 is primarily due to net losses recognized during the first quarter of 2009 and the negative impact of increased after tax unrealized losses of $104 million on investment securities and derivatives included in OCI. The increase in total controlling interest shareholders’ equity from March 31, 2008 is primarily due to several capital raising actions taken during 2008 which included the Company receiving $1.4 billion from the issuance of nonvoting senior preferred stock to the U.S. Department of Treasury under the Treasury’s CPP in November 2008 and the Company issuing $250 million of new common stock in September 2008.

At March 31, 2009, regulatory Tier 1 risk-based capital and total risk-based capital were $5,183 million and $7,358 million compared to $5,269 million and $7,386 million at December 31, 2008, and $3,646 million and $5,644 million at March 31, 2008, respectively. The significant decline in the Company’s regulatory Tier 1 risk-based capital and total risk-based capital ratios at March 31, 2009 from December 31, 2008 is primarily due to the previously discussed investment securities ratings downgrades which increased total risk weighted assets resulting in a decrease in the ratios.

Dividends of $0.04 per common share were paid in the first quarter of 2009 and $0.43 per common share were paid in the first quarter of 2008. For the three months ended March 31, 2009, the Company paid $4.6 million in dividends on common stock compared to $46.0 million in the same period of 2008. At its April 2009

ZIONS BANCORPORATION AND SUBSIDIARIES

meeting, the Company’s Board of Directors declared a dividend of $0.04 per share of common stock. The dividend is payable May 27, 2009 to shareholders of record as of the close of business on May 13, 2009. Under the terms of the CPP, the Company may not increase the dividend on its common stock above $0.32 per share per quarter during the period the senior preferred shares are outstanding without adversely impacting the Company’s interest in the program or without permission from the U.S. Department of the Treasury.

During the three months ended March 31, 2009, the Company recorded $26.3 million for preferred dividends compared to $2.5 million during the comparable period in 2008.

GAAP to NON-GAAP RECONCILIATION

This document presents computations of equity ratios excluding intangible assets such as goodwill and core deposits and other intangibles (hereinafter collectively referred to as ‘tangible equity’). The goodwill and core deposits and other intangibles are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”). Zions believes the exclusion of these intangible assets from the computation of the tangible common equity ratio and the tangible equity ratio provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results and capital of the Company and predicting future performance. These non-GAAP financial ratio measures are also used by management to assess the performance of Zions’ business, because management does not consider intangible assets to be relevant to the overall equity capital position. Management and the Board of Directors utilize these non-GAAP financial measures for the following purposes:

• Evaluation of bank reporting segment performance

• Presentations of Company performance to investors

Zions believes that presenting these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management and the Board of Directors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. In particular, a measure of equity that excludes these intangible assets does not represent the amount of total shareholders’ equity.

ZIONS BANCORPORATION AND SUBSIDIARIES

(Amounts in millions)	March 31, 2009	December 31, 2008	March 31, 2008

Total shareholders’ equity	$5,579.8	$6,529.0	$5,358.2
Subtract:
Goodwill	1,034.5	1,651.4	2,009.5
Core deposit and other intangibles	124.6	125.9	140.7

Tangible shareholders’ equity	4,420.7	4,751.7	3,208.0

Subtract:
Preferred stock	1,587.0	1,581.8	240.0
Noncontrolling interests	26.8	27.3	30.4

Tangible common controlling interest shareholders’ equity	$2,806.9	$3,142.6	$2,937.6

Total assets	$54,545.0	$55,092.8	$53,408.3
Subtract:
Goodwill	1,034.5	1,651.4	2,009.5
Core deposit and other intangibles	124.6	125.9	140.7

Tangible assets	$53,385.9	$53,315.5	$51,258.1

Tangible common equity ratio	5.26%	5.89%	5.73%

Tangible equity ratio	8.28%	8.91%	6.26%

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

ITEM 4.        CONTROLS AND PROCEDURES

An evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report; these disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.     OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material effect on its consolidated financial position, operations, or liquidity.

ITEM 1A.    RISK FACTORS

The Company believes there have been no significant changes in risk factors compared to the factors identified in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2008; however, this filing contains updated disclosures related to significant risk factors discussed in “Credit Risk Management,” “Market Risk – Fixed Income,” and “Liquidity Risk Management.”

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the first quarter of 2009:

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

January	4,742	$23.44	–	$56,250,315
February	872	10.66	–	56,250,315
March	343	8.26	–	56,250,315

Quarter	5,957	20.69	–

[1]	All share repurchases during the first quarter of 2009 were made to pay for payroll taxes upon the vesting of restricted stock.

ITEM 6.        EXHIBITS

a)	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998 (filed herewith).

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

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

Date: May 11, 2009