Form 10-Q
period 2009-06-30
ZIONS BANCORPORATION /UT/
filed 2009-08-10
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 31, 2009	126,435,577 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2009	December 31, 2008	June 30, 2008
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,229,205	$1,475,976	$1,751,724
Money market investments:
Interest-bearing deposits and commercial paper	1,005,060	2,332,759	504,314
Federal funds sold	390,619	83,451	274,456
Security resell agreements	57,476	286,707	484,487
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $891,186, $1,443,555 and $1,730,104)	937,942	1,790,989	1,914,833
Available-for-sale, at fair value	3,903,895	2,676,255	2,817,682
Trading account, at fair value (includes $0, $538 and $463 transferred as collateral under repurchase agreements)	78,608	42,064	51,670

	4,920,445	4,509,308	4,784,185
Loans held for sale	251,526	200,318	158,509
Loans:
Loans and leases excluding FDIC-supported assets	40,654,802	41,791,237	41,874,224
FDIC-supported assets	874,773	–	–

	41,529,575	41,791,237	41,874,224
Less:
Unearned income and fees, net of related costs	130,042	132,499	159,756
Allowance for loan losses	1,248,055	686,999	548,958

Loans and leases, net of allowance	40,151,478	40,971,739	41,165,510

Other noninterest-bearing investments	1,046,131	1,044,092	1,153,933
Premises and equipment, net	703,613	687,096	656,013
Goodwill	1,017,385	1,651,377	2,009,511
Core deposit and other intangibles	121,675	125,935	132,481
Other real estate owned	293,857	191,792	125,186
Other assets	1,686,487	1,532,241	1,430,574

	$52,874,957	$55,092,791	$54,630,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$11,142,017	$9,683,385	$9,735,265
Interest-bearing:
Savings and NOW	4,949,711	4,452,919	4,590,767
Money market	17,276,743	16,826,846	13,387,401
Time under $100,000	2,845,893	2,974,566	2,466,082
Time $100,000 and over	4,455,225	4,756,218	4,102,369
Foreign	1,974,583	2,622,562	3,326,111

	42,644,172	41,316,496	37,607,995

Securities sold, not yet purchased	51,109	35,657	46,376
Federal funds purchased	1,169,809	965,835	2,379,055
Security repurchase agreements	565,975	899,751	1,010,325
Other liabilities	597,543	669,111	555,812
Commercial paper	1,019	15,451	137,200
Federal Home Loan Bank advances and other borrowings:
One year or less	47,152	2,039,853	5,003,057
Over one year	18,882	128,253	129,474
Long-term debt	2,197,343	2,493,368	2,462,531

Total liabilities	47,293,004	48,563,775	49,331,825

Shareholders’ equity:
Preferred stock, without par value, authorized 3,000,000 shares	1,491,730	1,581,834	240,000
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 125,095,328, 115,344,813, and 107,518,975 shares	2,779,896	2,599,916	2,224,455
Retained earnings	1,668,608	2,433,363	2,981,062
Accumulated other comprehensive income (loss)	(368,164)	(98,958)	(158,325)
Deferred compensation	(14,138)	(14,459)	(13,662)

Controlling interest shareholders’ equity	5,557,932	6,501,696	5,273,530
Noncontrolling interests	24,021	27,320	25,528

Total shareholders’ equity	5,581,953	6,529,016	5,299,058

	$52,874,957	$55,092,791	$54,630,883

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$583,590	$643,111	$1,163,442	$1,331,550
Interest on loans held for sale	3,082	2,699	5,838	5,716
Lease financing	4,735	5,767	9,328	11,585
Interest on money market investments	1,543	12,313	4,919	31,341
Interest on securities:
Held-to-maturity – taxable	9,367	15,730	28,275	18,185
Held-to-maturity – nontaxable	5,796	6,224	12,061	12,653
Available-for-sale – taxable	26,982	35,059	48,685	97,415
Available-for-sale – nontaxable	1,778	1,870	3,456	3,762
Trading account	823	159	1,394	840

Total interest income	637,696	722,932	1,277,398	1,513,047

Interest expense:
Interest on savings and money market deposits	64,949	80,144	139,502	184,131
Interest on time and foreign deposits	52,577	83,460	115,256	189,682
Interest on short-term borrowings	3,661	45,070	9,681	108,343
Interest on long-term borrowings	22,821	29,515	44,496	59,690

Total interest expense	144,008	238,189	308,935	541,846

Net interest income	493,688	484,743	968,463	971,201
Provision for loan losses	762,654	114,192	1,060,278	206,474

Net interest income after provision for loan losses	(268,966)	370,551	(91,815)	764,727

Noninterest income:
Service charges and fees on deposit accounts	51,833	51,067	104,621	100,652
Other service charges, commissions and fees	40,291	42,362	78,518	84,343
Trust and wealth management income	8,750	10,284	15,915	19,977
Capital markets and foreign exchange	16,311	12,196	29,515	22,593
Dividends and other investment income	2,684	10,409	11,092	23,319
Loan sales and servicing income	7,040	8,516	12,891	16,326
Income (loss) from securities conduit	(149)	1,043	1,086	3,624
Fair value and nonhedge derivative income (loss)	20,316	(19,789)	24,320	(16,002)
Equity securities gains (losses), net	(619)	(8,121)	2,144	1,947
Fixed income securities gains, net	1,444	78	1,639	1,853
Impairment losses on investment securities:
Impairment losses on investment securities	(71,515)	(38,761)	(237,131)	(79,546)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	29,546		112,489

Net impairment losses on investment securities	(41,969)	(38,761)	(124,642)	(79,546)
Valuation losses on securities purchased	(11,701)	–	(212,092)	(5,204)
Gains on swap termination and debt modification	466,333		466,333
Acquisition related gains	22,977		22,977
Other	1,803	3,088	5,765	9,490

Total noninterest income	585,344	72,372	440,082	183,372

Noninterest expense:
Salaries and employee benefits	202,420	201,291	406,581	410,645
Occupancy, net	26,651	27,364	54,978	54,163
Furniture and equipment	24,870	25,610	49,869	49,348
Other real estate expense	23,748	1,290	42,091	3,128
Legal and professional services	9,497	11,566	18,040	19,446
Postage and supplies	8,036	8,536	16,446	18,325
Advertising	5,678	7,520	12,826	13,871
FDIC premiums	42,329	4,624	56,500	8,827
Amortization of core deposit and other intangibles	7,078	8,191	13,964	17,011
Other	69,162	58,425	124,379	109,756

Total noninterest expense	419,469	354,417	795,674	704,520

Impairment loss on goodwill	–	–	633,992	–

Income (loss) before income taxes	(103,091)	88,506	(1,081,399)	243,579
Income taxes (benefit)	(34,239)	22,037	(185,966)	71,933

Net income (loss)	(68,852)	66,469	(895,433)	171,646
Net income (loss) applicable to noncontrolling interests	(1,209)	(5,729)	(1,749)	(7,301)

Net income (loss) applicable to controlling interest	(67,643)	72,198	(893,684)	178,947
Preferred stock dividends	(25,447)	(2,454)	(51,733)	(4,907)
Preferred stock redemption	52,418		52,418

Net earnings (loss) applicable to common shareholders	$(40,672)	$69,744	$(892,999)	$174,040

Weighted average common shares outstanding during the period:
Basic shares	115,908	106,595	115,012	106,554
Diluted shares	115,908	106,712	115,012	106,697
Net earnings (loss) per common share:
Basic	$(0.35)	$0.65	$(7.77)	$1.62
Diluted	(0.35)	0.65	(7.77)	1.62

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount

Balance, December 31, 2008	$1,581,834	115,344,813	$2,599,916	$2,433,363	$(98,958)	$(14,459)	$27,320	$6,529,016
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and 124-2				137,462	(137,462)			–
Comprehensive loss:
Net loss for the period				(893,684)			(1,749)	(895,433)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(78,512)
Reclassification for net realized losses on investments recorded in operations					63,296
Noncredit-related impairment losses on securities not expected to be sold					(67,783)
Accretion of securities with noncredit-related impairment losses not expected to be sold					931
Net unrealized losses on derivative instruments					(49,676)

Other comprehensive loss					(131,744)			(131,744)

Total comprehensive loss								(1,027,177)
Preferred stock redemption	(100,511)		1,763	52,418				(46,330)
Dividends on preferred stock	10,407			(51,733)				(41,326)
Issuance of common stock		9,177,658	123,741					123,741
Subordinated debt modification			45,326					45,326
Net stock issued under employee plans and related tax benefits		572,857	9,150					9,150
Dividends on common stock, $.08 per share				(9,218)				(9,218)
Change in deferred compensation						321		321
Other changes in noncontrolling interests							(1,550)	(1,550)

Balance, June 30, 2009	$1,491,730	125,095,328	$2,779,896	$1,668,608	$(368,164)	$(14,138)	$24,021	$5,581,953

Balance, December 31, 2007	$240,000	107,116,505	$2,212,237	$2,910,692	$(58,835)	$(11,294)	$30,939	$5,323,739
Cumulative effect of change in accounting principle, adoption of FAS 159				(11,471)	11,471			–
Comprehensive income:
Net income for the period				178,947			(7,301)	171,646
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(167,191)
Foreign currency translation					1
Reclassification for net realized losses on investments recorded in operations					47,906
Net unrealized gains on derivative instruments					7,589
Pension and postretirement					734

Other comprehensive loss					(110,961)			(110,961)

Total comprehensive income								60,685
Stock issued under dividend reinvestment plan		14,717	632					632
Net stock issued under employee plans and related tax benefits		387,753	11,586					11,586
Dividends on preferred stock				(4,907)				(4,907)
Dividends on common stock, $.86 per share				(92,199)				(92,199)
Change in deferred compensation						(2,368)		(2,368)
Other changes in noncontrolling interests							1,890	1,890

Balance, June 30, 2008	$240,000	107,518,975	$2,224,455	$2,981,062	$(158,325)	$(13,662)	$25,528	$5,299,058

Total comprehensive loss for the three months ended June 30, 2009 and 2008 was $96,289 and $15,427, respectively.

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(68,852)	$66,469	$(895,433)	$171,646
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment and valuation losses on investment securities and goodwill	53,670	38,761	970,726	84,750
Gains on swap termination and debt modification	(466,333)	–	(466,333)	–
Acquisition related gains	(22,977)	–	(22,977)	–
Debt extinguishment cost	5,103	–	5,103	–
Provision for credit losses	770,581	115,882	1,070,032	211,782
Depreciation of premises and equipment	18,480	16,662	37,093	34,912
Amortization	18,241	18,903	36,024	29,267
Deferred income tax expense (benefit)	48,946	(38,657)	(109,661)	(70,894)
Share-based compensation	7,207	7,784	15,344	14,380
Excess tax benefits from share-based compensation	(12)	(142)	(29)	(399)
Equity securities losses (gains), net	619	8,121	(2,144)	(1,947)
Fixed income securities gains, net	(1,444)	(78)	(1,639)	(1,853)
Net increase in trading securities	(13,410)	(10,863)	(36,544)	(21,720)
Principal payments on and proceeds from sales of loans held for sale	669,696	375,286	1,145,726	663,356
Originations of loans held for sale	(653,631)	(328,524)	(1,196,999)	(629,771)
Net write-down of and losses from sales of other real estate owned	19,270	1,030	35,540	2,728
Net gains on sales of loans, leases and other assets	(5,254)	(5,803)	(10,300)	(13,271)
Income from increase in cash surrender value of bank-owned life insurance	(6,326)	(6,273)	(12,155)	(12,601)
Change in accrued income taxes	(72,882)	(137,756)	(67,399)	(77,625)
Change in accrued interest receivable	9,851	5,466	37,187	22,219
Change in other assets	(102,020)	(187,696)	(66,934)	(81,273)
Change in other liabilities	18,276	55,118	(67,577)	(32,633)
Change in accrued interest payable	(21,657)	(14,428)	(26,692)	(11,324)
Other, net	6,048	3,021	(4,271)	8,851

Net cash provided by (used in) operating activities	211,190	(17,717)	365,688	288,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in money market investments	817,888	791,730	1,253,457	236,951
Proceeds from maturities and paydowns of investment securities held-to-maturity	25,233	30,081	54,903	53,892
Purchases of investment securities held-to-maturity	(15,301)	(19,265)	(31,789)	(40,183)
Proceeds from sales of investment securities available-for-sale	315,123	48,149	538,390	504,456
Proceeds from maturities and paydowns of investment securities available-for-sale	106,525	1,668,775	227,717	2,638,685
Purchases of investment securities available-for-sale	(512,881)	(1,561,059)	(1,455,249)	(2,326,897)
Proceeds from sales of loans and leases	33,580	30,178	49,891	49,139
Securitized loans purchased	–	(874,100)	–	(1,157,304)
Loan and lease originations, net of collections	137,733	(1,324,528)	511,961	(1,930,964)
Net decrease (increase) in other noninterest-bearing investments	7,251	(40,114)	13,109	(113,868)
Proceeds from sales of premises and equipment and other assets	21	1,170	4,736	8,428
Purchases of premises and equipment	(20,408)	(18,029)	(57,683)	(43,807)
Proceeds from sales of other real estate owned	70,337	13,063	97,612	18,991
Net cash received from acquisitions	33,480	–	146,951	–

Net cash provided by (used in) investing activities	998,581	(1,253,949)	1,354,006	(2,102,481)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(871,400)	$91,626	$75,725	$685,164
Net change in short-term funds borrowed	(400,869)	1,308,761	(2,231,622)	1,110,799
Proceeds from FHLB advances and other borrowings over one year	90	3,500	90	3,500
Repayments of FHLB advances and other borrowings over one year	(108,888)	(1,032)	(109,461)	(1,638)
Proceeds from issuance of long-term debt	36,061	28,495	291,228	28,495
Debt issuance and extinguishment costs	(9,059)	(480)	(18,083)	(611)
Repayments of long-term debt	(69)	(18,025)	(138)	(18,025)
Cash paid for preferred stock redemption	(46,330)	–	(46,330)	–
Proceeds from issuance of common stock	123,741	222	123,741	1,441
Payments to redeem common stock	(977)	(2,343)	(1,100)	(2,580)
Excess tax benefits from share-based compensation	12	142	29	399
Dividends paid on preferred stock	(20,233)	(2,454)	(41,326)	(4,907)
Dividends paid on common stock	(4,617)	(45,561)	(9,218)	(91,567)

Net cash provided by (used in) financing activities	(1,302,538)	1,362,851	(1,966,465)	1,710,470

Net increase (decrease) in cash and due from banks	(92,767)	91,185	(246,771)	(103,431)
Cash and due from banks at beginning of period	1,321,972	1,660,539	1,475,976	1,855,155

Cash and due from banks at end of period	$1,229,205	$1,751,724	$1,229,205	$1,751,724

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$164,442	$252,635	$323,769	$554,656
Net payment made (cash refund received) for income taxes	(29,790)	196,823	(30,014)	217,252
Noncash items:
Amortized cost of investment securities held-to-maturity transferred to investment securities available-for-sale	1,016,855	–	1,058,159	–
Fair value of investment securities available-for-sale transferred to investment securities held-to-maturity	–	1,226,832	–	1,226,832
Loans transferred to other real estate owned	153,886	104,242	233,326	134,474
Subordinated debt transferred to common stock as a result of debt modification	45,326	–	45,326	–
Acquisitions:
Assets acquired	224,335	–	1,369,586	–
Liabilities assumed	219,168	–	1,376,408	–

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2009

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Zions Bancorporation (“the Parent”) and its majority-owned subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Subsequent events have been evaluated through August 10, 2009, the date of filing these financial statements with the Securities and Exchange Commission (“SEC”).

Operating results for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2008 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

2.    CERTAIN RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R). These Statements modify the accounting for transfers of financial assets and the determination of what entities must be consolidated, and will have a significant effect on securitizations and special-purpose entities. We will adopt these Statements effective January 1, 2010. Management is evaluating the impact these Statements may have on the Company’s financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, which became effective for the second quarter of 2009. SFAS 165 modifies the definition of subsequent events and requires entities to disclose the date through which subsequent events have been evaluated and the basis for that date. Adoption of this Standard was not significant to the Company’s financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

Effective January 1, 2009, we adopted SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, issued by the FASB. Under the new view of an economic entity in consolidated financial statements, SFAS 160 changes the presentation of noncontrolling (or minority) interests in that all operating amounts attributable to a noncontrolling interest are included in the statement of income and accumulated balances are included as a separate component of equity. Also required is the allocation of losses to a noncontrolling interest even when such losses result in a negative carrying balance. The effect of adopting SFAS 160 was not significant to the Company’s financial statements. As of January 1, 2009, minority interest of $27.3 million was reclassified to shareholders’ equity and reported as noncontrolling interests. As required, retrospective application was made to all prior periods for comparative presentation.

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

On April 17, 2009, NSB acquired the banking operations of the failed Great Basin Bank of Nevada headquartered in Elko, Nevada, from the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The acquisition consisted of approximately $212 million of assets, including the entire loan portfolio, $209 million of deposits, and five branches in Northern Nevada. NSB received approximately $17.8 million in cash from the FDIC and entered into a loss sharing agreement in which the FDIC generally will assume 80% of the first $40 million of credit losses and 95% of the credit losses in excess of $40 million.

On February 6, 2009, CB&T acquired the banking operations of the failed Alliance Bank headquartered in Culver City, California from the FDIC as receiver. The acquisition consisted of approximately $1.1 billion of assets, including the entire loan portfolio, $1.0 billion of deposits, and five branches. CB&T received approximately $10 million in cash from the FDIC and entered into a loss sharing agreement in which the FDIC generally will assume 80% of the first $275 million of credit losses and 95% of the credit losses in excess of $275 million.

As a result of the loss sharing agreements previously discussed, the acquired loans are presented in the Company’s balance sheet as “FDIC-supported assets.” In accordance with SFAS 141(R), these loans were recorded at fair value without a corresponding allowance for loan losses. During the second quarter of 2009, after applying the provisions of SFAS 141(R), these subsidiaries recognized acquisition related gains totaling approximately $23.0 million, resulting from the fair value of net assets acquired exceeding cost.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The carrying value of FDIC-supported assets at June 30, 2009 consisted of loans accounted for in accordance with SOP 03-3, loans not subject to SOP 03-3, and other assets as follows (in thousands):

	SOP 03-3 loans	Non-SOP 03-3 loans	Other	Total

Commercial lending	$37,006	$420,506		$457,512
Commercial real estate	41,419	233,487		274,906
Consumer	2,206	48,614		50,820
Other real estate owned			$10,921	10,921
Estimated loss reimbursement from FDIC	22,731	57,883		80,614

Total	$103,362	$760,490	$10,921	$874,773

As of the respective dates of acquisition for Great Basin and Alliance, the preliminary estimates of the contractually required payments receivable for SOP 03-3 loans were $191.7 million, the cash flows expected to be collected were $170.0 million including interest, and the estimated fair value of the acquired loans was $171.6 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which included the effects of estimated prepayments. Because of the estimation process required, certain refinements may be made to the above estimates in future 2009 reporting periods.

Changes in the carrying amount and accretable yield for SOP 03-3 loans were as follows during the three and six months ended June 30, 2009 (or from the respective dates of acquisition) (in thousands):

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Net accretable discount	Carrying amount of loans	Net accretable discount	Carrying amount of loans

Fair value of acquired loans at beginning of period (or date of acquisition)	$2,167	$153,665	$2,098	$171,619
Payments received		(18,515)		(35,829)
Charge-offs		(31,677)		(32,248)
Amortization	111	(111)	180	(180)

Balance at end of period	$2,278	$103,362	$2,278	$103,362

On July, 17, 2009, CB&T entered into a purchase and assumption agreement with the FDIC as receiver of the failed Vineyard Bank in Southern California. CB&T acquired most of the assets and liabilities of Vineyard in a “whole bank” transaction, with a loss sharing arrangement with the FDIC. Vineyard had approximately $1.6 billion of assets, including $1.4 billion of loans, $1.5 billion of deposits and 16 branches mostly located in the Inland Empire area of California. Under the terms of the purchase and assumption agreement, CB&T assumed Vineyard’s deposit obligations other than brokered deposits, and purchased most

ZIONS BANCORPORATION AND SUBSIDIARIES

of Vineyard’s assets, including all loans, at a discount of $242 million to stated value. The FDIC will bear 80% of the first $465 million of losses on loans and other real estate owned and 95% of any losses above that amount, as provided for and under the terms and conditions of the purchase and assumption agreement.

4.    INVESTMENT SECURITIES

Investment securities are summarized as follows (in thousands):

	June 30, 2009
		Recognized in OCI [1]			Not recognized in OCI [1]
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$671,671	$–	$–	$671,671	$7,933	$8,205	$671,399
Asset-backed securities:
Trust preferred securities – banks and insurance	265,292	–	25,816	239,476	–	38,504	200,972
Other	32,486	–	5,791	26,695	559	8,537	18,717
Other debt securities	100	–	–	100	–	2	98

	$969,549	$–	$31,607	$937,942	$8,492	$55,248	$891,186

Available-for-sale
U.S. Treasury securities	$25,113	$734	$2	$25,845			$25,845
U.S. Government agencies and corporations:
Agency securities	290,504	6,062	188	296,378			296,378
Agency guaranteed mortgage-backed securities	411,180	10,243	739	420,684			420,684
Small Business Administration loan-backed securities	834,883	2,131	24,484	812,530			812,530
Municipal securities	251,029	2,584	780	252,833			252,833
Asset-backed securities:
Trust preferred securities – banks and insurance	2,173,757	44,583	682,176	1,536,164			1,536,164
Trust preferred securities – real estate investment trusts	76,745	–	42,165	34,580			34,580
Auction rate securities	171,910	827	1,485	171,252			171,252
Other	161,983	1,539	56,193	107,329			107,329

	4,397,104	68,703	808,212	3,657,595			3,657,595
Other securities:
Mutual funds and stock	246,300	–	–	246,300			246,300

	$4,643,404	$68,703	$808,212	$3,903,895			$3,903,895

[1]	Other comprehensive income

As part of our ongoing review of the investment securities portfolio, we reassessed the classification of certain asset-backed and trust preferred collateralized debt obligation (“CDO”) securities. During the three months ended June 30, 2009, we reclassified approximately $557 million at fair value of held-to-maturity (“HTM”) securities to available-for-sale (“AFS”). Additional unrealized losses included in OCI as a result of this transfer were $124.4 million. During the six months ended June 30, 2009, we reclassified a total of $596 million at fair value of HTM securities to AFS. The reclassifications were made subsequent to ratings downgrades, as permitted under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. No gain or loss was recognized in the statement of income at the time of reclassification.

ZIONS BANCORPORATION AND SUBSIDIARIES

The amortized cost and estimated fair value of investment debt securities as of June 30, 2009 by expected maturity distribution for asset-backed securities and by contractual maturity distribution for other debt securities are shown as follows. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Held-to-maturity		Available-for-sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$66,020	$65,359	$453,430	$450,750
Due after one year through five years	300,498	301,058	981,443	950,929
Due after five years through ten years	241,393	227,483	787,227	691,822
Due after ten years	361,638	297,286	2,175,004	1,564,094

	$969,549	$891,186	$4,397,104	$3,657,595

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position (in thousands):

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$2,775	$90,108	$5,430	$26,479	$8,205	$116,587
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	64,320	200,972	64,320	200,972
Other	6,157	10,273	8,171	8,444	14,328	18,717
Other debt securities	2	98	–	–	2	98

	$8,934	$100,479	$77,921	$235,895	$86,855	$336,374

Available-for-sale
U.S. Treasury securities	$2	$111	$–	$–	$2	$111
U.S. Government agencies and corporations:
Agency securities	14	2,951	174	5,908	188	8,859
Agency guaranteed mortgage-backed securities	724	56,115	15	2,222	739	58,337
Small Business Administration loan-backed securities	2,299	177,204	22,185	467,120	24,484	644,324
Municipal securities	744	59,478	36	1,655	780	61,133
Asset-backed securities:
Trust preferred securities – banks and insurance	10,164	70,983	672,012	1,082,219	682,176	1,153,202
Trust preferred securities – real estate investment trusts	33,615	25,380	8,550	9,200	42,165	34,580
Auction rate securities	1,485	162,545	–	–	1,485	162,545
Other	1,863	5,058	54,330	76,574	56,193	81,632

	$50,910	$559,825	$757,302	$1,644,898	$808,212	$2,204,723

We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). Effective January 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, issued by the FASB on April 9, 2009. We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances as required by the new FSP, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

As stated in our 2008 Annual Report on Form 10-K, our OTTI evaluation process also follows the guidance of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets, and FSP No. EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. This guidance requires the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectibility of debt securities, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in our securities portfolio. FSP EITF 99-20-1 was issued on January 12, 2009 and is effective for reporting periods ending after December 15, 2008. This FSP amends EITF 99-20 by eliminating the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, the FSP requires that OTTI is recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that it is “probable” that the full amount will not be received. This requirement is consistent with the impairment model in SFAS 115.

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

For all security types discussed below where we believe that no OTTI exists at June 30, 2009, we applied the criteria of FSP FAS 115-2 and 124-2. That is, we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.

Municipal securities

The HTM securities are purchased directly from the municipalities and are generally not rated by a credit rating agency. The AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair values of these securities are highly driven by interest rates. We perform credit quality reviews on these issues at each reporting period. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at June 30, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

Asset-backed securities

Trust preferred securities – banks and insurance: These CDO securities are variable rate pools of trust preferred securities related to banks and insurance companies. They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”) which are rating agencies registered with the SEC. They were purchased generally at par. Unrealized losses were caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads for asset-backed securities; and (3) general illiquidity in the market for CDOs. Our ongoing review of these securities in accordance with the previous discussion and the policy in our 2008 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities. See subsequent summary.

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

Auction rate securities: These debt instruments primarily relate to auction market preferred stock and certain corporate and municipal bonds for which the interest rate was determined through an auction process. Due to the failure of these auctions and attendant illiquidity of the securities, the Company voluntarily purchased at par these securities and recorded them at fair value. They had previously been sold to customers by certain Company subsidiaries. Adjustments to fair value were included in valuation losses on securities purchased. See subsequent discussion.

Other asset-backed securities: The majority of these CDO securities were purchased from Lockhart Funding LLC (“Lockhart”) at their carrying values and were adjusted to fair value. Certain of these CDOs consist of structured asset-backed CDOs (“ABS CDOs”) (also known as diversified structured finance CDOs). Our ongoing review of these securities in accordance with the previous discussion and the policy in our 2008 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities. See subsequent summary.

U.S. Government agencies and corporations

Agency securities: These securities consist of discount notes and medium term notes issued by the Federal Agricultural Mortgage Corporation (“FAMC”), Federal Home Loan Bank (“FHLB”), Federal Farm Credit Bank, Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). These securities are fixed rate and were purchased at premiums or discounts. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. In the latter half of 2008, the U.S. Government provided substantial liquidity to FNMA and FHLMC to bolster their creditworthiness. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at June 30, 2009.

Agency guaranteed mortgage-backed securities: These securities are comprised largely of fixed and variable rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), FNMA, FAMC, or FHLMC. They have maturity dates from one to 30 years and

ZIONS BANCORPORATION AND SUBSIDIARIES

have contractual cash flows guaranteed by agencies of the U.S. Government. In the latter half of 2008, the U.S. Government provided substantial liquidity to both FNMA and FHLMC to bolster their creditworthiness. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at June 30, 2009.

Small Business Administration (“SBA”) loan-backed securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at June 30, 2009.

The following summarizes the amounts of credit related OTTI recognized in earnings during the three and six months ended June 30, 2009 according to the previously discussed categories (in thousands):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	HTM	AFS	Total	HTM	AFS	Total

Asset-backed securities:
Trust preferred securities – banks and insurance	$(3)	$(18,282)	$(18,285)	$(3)	$(48,968)	$(48,971)
Trust preferred securities – real estate investment trusts	–	(18,608)	(18,608)	–	(67,819)	(67,819)
Other (including ABS CDOs)	(803)	(4,273)	(5,076)	(1,758)	(6,094)	(7,852)

	$(806)	$(41,163)	$(41,969)	$(1,761)	$(122,881)	$(124,642)

To determine the credit component of OTTI, for all security types, the expected cash flows are credit-stressed in that they incorporate the effect of both collateral nonperformance and projected additional nonperformance. These expected cash flows are discounted at a security-specific coupon rate.

The following is a tabular rollforward of the amount of credit-related OTTI recognized in earnings (in thousands):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(46,848)	$(218,229)	$(265,077)	$(29,142)	$(153,262)	$(182,404)
Adjustment for transfers from HTM to AFS	43,987	(43,987)	–	43,987	(43,987)	–
Additions for credit-related OTTI not previously recognized	(3)	(12,646)	(12,649)	(15,222)	(13,897)	(29,119)
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	(803)	(28,517)	(29,320)	(3,290)	(92,233)	(95,523)

Subtotal of additions	(806)	(41,163)	(41,969)	(18,512)	(106,130)	(124,642)

Balance of credit-related OTTI at end of period	$(3,667)	$(303,379)	$(307,046)	$(3,667)	$(303,379)	$(307,046)

Noncredit-related OTTI of $29.5 million and $112.5 million ($17.9 million and $67.8 million after-tax) on securities not expected to be sold, and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, was recognized in OCI during the three and six months ended June 30, 2009, respectively. As of January 1, 2009, we reclassified $137.5 million after-tax as a cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings.

At June 30, 2009, 260 HTM and 939 AFS investment securities were in an unrealized loss position, with a vast majority of the dollar amount residing in the CDO portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes gains and losses, including OTTI, that are recognized in the statement of income (in millions):

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$–	$0.8	$–	$1.8
Available-for-sale	1.8	52.8	4.7	334.9

Other noninterest-bearing investments:
Securities held by consolidated SBICs	1.8	2.8	1.9	2.8

	3.6	56.4	6.6	339.5

Net losses		$(52.8)		$(332.9)

Statement of income information:
Net impairment losses on investment securities		$(41.9)		$(124.6)
Valuation losses on securities purchased		(11.7)		(212.1)

		(53.6)		(336.7)
Equity securities gains (losses), net		(0.6)		2.2
Fixed income securities gains, net		1.4		1.6

Net losses		$(52.8)		$(332.9)

Valuation losses on securities purchased of $11.7 million and $212.1 million during the three and six months ended June 30, 2009 included the following:

•

$6.2 million and $187.9 million, respectively, primarily from the purchase of $141.2 million and $678.1 million of securities by Zions Bank from Lockhart due to ratings downgrades prior to fully consolidating Lockhart effective June 5, 2009. The effect of the consolidation was not significant to the Company’s financial statements. Lockhart had previously functioned as an off-balance sheet qualifying special-purpose entity securities conduit. At June 30, 2009, Lockhart had assets of approximately $10.2 million at book value.

•

$5.5 million and $24.2 million, respectively, when we voluntarily purchased during the first quarter of 2009 all of the $255.3 million of auction rate securities previously sold to customers by certain Company subsidiaries. The $5.5 million amount related to additional valuation adjustments made during the second quarter of 2009.

As of June 30, 2009 and December 31, 2008, securities with an amortized cost of $1.7 billion and $1.8 billion, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

As required by SFAS 133, as amended, we record all derivatives on the balance sheet at fair value. See Note 8 for a discussion of the application of SFAS No. 157, Fair Value Measurements, in determining the fair value of derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges (the Company had none at June 30, 2009), changes in the fair value of the derivative are recognized in earnings together with changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows on the derivative hedging instrument with the changes in fair value or cash flows on the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

Our objective in using derivatives is to add stability to interest income or expense, to modify the duration of specific assets or liabilities as we consider advisable, and to manage exposure to interest rate movements or other identified risks. To accomplish this objective, we use interest rate swaps and floors as part of our cash flow hedging strategy. These derivatives are used to hedge the variable cash flows associated with designated commercial loans. In previous periods, we used fair value hedges to manage interest rate exposure to certain long-term debt. During the first quarter of 2009, all fair value derivatives were terminated. After significant declines in short-term interest rates, we believed it was highly unlikely that short-term rates could go significantly lower. By terminating the swaps, we locked in a substantial mark-to-market gain and increased our flexibility to exchange or modify the now unhedged subordinated debt. The subordinated debt was modified and/or exchanged during the second quarter of 2009, as discussed in Note 7. As of June 30, 2009, no derivatives were designated for hedges of investments in foreign operations.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information with respect to notional amounts, recorded gross fair values, and related gain (loss) of derivative instruments is summarized as follows (in thousands):

				Amount of derivative gain (loss) recognized/reclassified
						Reclassified from AOCI					Offset to
				OCI		to interest income		Other income			interest expense
		Fair value		Three	Six	Three	Six	Three	Six		Three	Six
	Notional amount	Other assets	Other liabilities	months ended	months ended	months ended	months ended	months ended	months ended		months ended	months ended
	June 30, 2009			June 30, 2009		June 30, 2009		June 30, 2009			June 30, 2009

Derivatives designated as hedging instruments under SFAS 133
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$1,630,000	$121,810	$–	$(20,075)	$(7,280)	$31,004	$60,745
Interest rate floors	215,000	5,644	–	2,263	2,840	1,112	2,499
Terminated swaps and floors								$13,156	$13,156	[3]

	1,845,000	127,454	–	(17,812)	(4,440)	32,116	63,244	13,156	13,156
Liability derivatives
Fair value hedges:
Long-term debt											$10,161	$23,064
Terminated swap gain on debt modification								161,300	161,300

Total derivatives designated as hedging instruments under SFAS 133	1,845,000	127,454	–	(17,812)	(4,440)	32,116	63,244	174,456	174,456		10,161	23,064

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps	242,948	5,345	5,027					(479)	463
Interest rate swaps for customers [2]	3,660,961	76,113	74,748					4,299	8,435
Energy commodity swaps for customers [2]	388,999	24,947	24,028					932	1,230
Basis swaps	1,020,000	105	2,077					4,216	6,097

Total derivatives not designated as hedging instruments under SFAS 133	5,312,908	106,510	105,880					8,968	16,225

Total derivatives	$7,157,908	$233,964	$105,880	$(17,812)	$(4,440)	$32,116	$63,244	$183,424	$190,681		$10,161	$23,064

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
[3]

Amount of $13,196, which reflects the acceleration of OCI amounts reclassified to income that related to previously terminated hedges, together with the reclassification amount of $63,244 for the six months ended June 30, 2009, or $76,400, is the total amount of reclassification included in the changes in OCI presented in Note 7.

At June 30, 2009 in accordance with SFAS 157, the fair values of derivative assets and liabilities were reduced by net credit valuation adjustments of $1.9 million and $3.4 million, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

FSP FIN 39-1 permits entities to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. At June 30, 2009, cash collateral was used to reduce recorded amounts of derivative assets by $25.2 million and derivative liabilities by $6.6 million.

Interest rate swaps and energy commodity swaps for customers are offered to assist customers in managing their exposure to fluctuating interest rates and energy prices. Upon issuance, all of these customer swaps are immediately “hedged” by offsetting derivative contracts, such that the Company minimizes its net risk

ZIONS BANCORPORATION AND SUBSIDIARIES

exposure resulting from such transactions. Fee income from customer swaps is included in other service charges, commissions and fees. As with other derivative instruments, we have credit risk for any nonperformance by counterparties.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized generally on a straight-line basis to interest income or expense over the period to their previously stated maturity dates. During the second quarter of 2009, the Company recognized gains when certain debt was modified. See discussion in Note 7.

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following June 30, 2009, we estimate that an additional $112 million of gains and accretion/amortization will be reclassified.

6.    GOODWILL

Changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Zions Bank	CB&T	Amegy	Other	Consolidated Company

Balance as of December 31, 2008	$19,514	$379,024	$1,248,950	$3,889	$1,651,377
Impairment losses			(633,327)	(665)	(633,992)

Balance at June 30, 2009	$19,514	$379,024	$615,623	$3,224	$1,017,385

The impairment losses totaling $634.0 million reflect impairment due to continued market deterioration during the first quarter of 2009. The losses primarily reflect impairment at Amegy. The amount of the impairment losses was determined based on the calculation process specified in SFAS No. 142, Goodwill and Other Intangible Assets, which compares carrying value to the estimated fair values of assets and liabilities. These fair values were estimated with the assistance of independent valuation consultants utilizing the provisions of SFAS 157. The estimation process took into account market value approaches including management estimates of projected discounted cash flows. For Amegy, the process included a review of transaction information and recent declines in market values of peer banks in and near Texas and a weaker economic outlook in that state.

7.    DEBT AND SHAREHOLDERS’ EQUITY

During June 2009, as disclosed in certain SEC filings, we took capital actions that affected certain long-term debt and increased net income and common shareholders’ equity during the three and six months ended June 30, 2009 as follows (in millions):

	Increase to
			Common shareholders’ equity
	Statement of income
	Pretax	After-tax

1. Subordinated debt modification	$305.0	$188.4
2. Recognition of deferred gain on swap termination	161.3	99.6

Gains on swap termination and debt modification	466.3	288.0	$288.0
3. Gain recognized in equity for conversion option			45.3
4. Preferred stock redemption		52.4	54.2
5. Common equity ongoing issuances			123.7

		$340.4	$511.2

ZIONS BANCORPORATION AND SUBSIDIARIES

1.	Subordinated debt modification – We exchanged approximately $0.2 billion of subordinated notes for new notes with the same terms. The remaining $1.2 billion of subordinated notes were modified to permit conversion on a par for par basis into either the Company’s Series A or Series C preferred stock. Net of issuance costs and debt discount on the previous debt, the pretax gain recognized in the statement of income from this debt modification was approximately $305.0 million.

2.	Recognition of deferred gain on swap termination – We recognized in the statement of income a deferred gain of approximately $161.3 million pretax on terminated swaps related to the subordinated debt that was modified.

3.	Gain recognized in equity for conversion option – We recognized directly in common stock a $45.3 million after-tax gain for the conversion option related to the subordinated debt modification.

4.

Tender offer of Series A preferred stock – We purchased 4,020,435 depositary shares (each share representing a 1/40th ownership interest in a share of preferred stock) at a price of $11.50 per depositary share, or an aggregate amount of $46.4 million including accrued dividends. At a $25 per depositary share liquidation preference, the purchase reduced the $240 million carrying value of the Series A preferred stock by approximately $100.5 million. Net of related costs, the preferred stock redemption resulted in a $52.4 million increase to retained earnings. The purchase price of $11.50 per depositary share was determined based on a modified “Dutch auction” pricing mechanism.

5.	Common equity ongoing issuances – We issued approximately $123.7 million of new common stock net of issuance costs, which consisted of 9,177,658 shares at an average price of $13.79 per share. The issuance was made pursuant to an equity distribution agreement under which we may sell up to $250 million of the Company’s common stock. We intend to complete the full issuance during the remainder of 2009.

The amounts of gain from the debt modification and the conversion option were determined based on the weighted average increase in the trading prices of the subordinated debt during the interval 10 days before and after the June 1, 2009 announcement date. In connection with the debt modification, we recorded a debt discount of approximately $385.8 million, which will be amortized to income using the interest method over the remaining terms of the subordinated debt. The rate of amortization will be accelerated if and as holders of the subordinated debt elect to convert it into preferred stock.

During the first half of 2009, we redeemed approximately $203.9 million of senior medium-term notes. During the second quarter of 2009, we issued $36.2 million of new senior medium terms due May 17, 2010 at a 5.5% coupon rate.

On January 21, 2009, we issued $254.9 million of senior floating rate notes due June 21, 2012 at a coupon rate of three-month LIBOR plus 37 basis points. The debt is guaranteed under the FDIC’s Temporary Liquidity Guarantee Program that became effective on November 21, 2008.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total

Six Months Ended June 30, 2009:

Balance, December 31, 2008	$(248,871)	$196,656	$(46,743)	$(98,958)
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and 124-2	(137,462)			(137,462)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $47,959	(78,512)			(78,512)
Reclassification for net realized losses recorded in operations, net of income tax benefit of $40,275	63,296			63,296
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $44,706	(67,783)			(67,783)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $632	931			931
Net unrealized losses, net of reclassification to operations of $76,400 and income tax benefit of $31,164		(49,676)		(49,676)

Other comprehensive loss	(82,068)	(49,676)	–	(131,744)

Balance, June 30, 2009	$(468,401)	$146,980	$(46,743)	$(368,164)

Six Months Ended June 30, 2008:
Balance, December 31, 2007	$(108,766)	$65,213	$(15,282)	$(58,835)
Cumulative effect of change in accounting principle, adoption of SFAS 159	11,471			11,471
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $107,997	(167,191)			(167,191)
Foreign currency translation	1			1
Reclassification for net realized losses recorded in operations, net of income tax benefit of $29,670	47,906			47,906
Net unrealized gains, net of reclassification to operations of $23,362 and income tax expense of $4,942		7,589		7,589
Pension and postretirement, net of income tax expense of $477			734	734

Other comprehensive income (loss)	(119,284)	7,589	734	(110,961)

Balance, June 30, 2008	$(216,579)	$72,802	$(14,548)	$(158,325)

ZIONS BANCORPORATION AND SUBSIDIARIES

8.    FAIR VALUE

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

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 107 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. We adopted both of these FSPs effective January 1, 2009.

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

FSP FAS 107 and APB 28-1 extended the annual fair value disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements. The disclosure is provided subsequently herein.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

A licensed third party model is used internally to fair value bank and insurance trust preferred CDOs. This model uses third party, model-derived estimates of expected losses on underlying collateral and applies market-based discount rates on resultant cash flows to estimate fair value. Adverse market developments that continued in the first half of 2009 made it more difficult to determine appropriate assumptions for this model. These developments related to ratings downgrades, declines in trading volumes, increases in the number of defaulting and deferring collateral issuers, and other factors. Assumptions for discount rates, probabilities of default, loss-given rates, etc., reflect related risk assessments on specific CDO securities and tranches within those securities. The guidance of FSP FAS 157-4 has been utilized in our 2009 analysis.

Third party models are used to fair value certain REIT and ABS CDOs. These models utilize relevant data assumptions, which we evaluate for reasonableness. These assumptions include but are not limited to discount rates, probabilities of default, loss-given rates, over-collateralization levels, and rating transition probability matrices from rating agencies. The model prices obtained from third party services were evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data which included third party and internal model results and valuations.

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

Derivatives are fair valued according to their classification as either exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives consist of forward currency exchange contracts that have been fair valued under Level 1 because they are traded in active markets. OTC derivatives consist of interest rate swaps and options as well as energy commodity derivatives for customers. These derivatives are fair valued primarily under Level 2 using third party services. Observable market inputs include yield curves, option

ZIONS BANCORPORATION AND SUBSIDIARIES

volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These adjustments are determined generally by applying a credit spread for the counterparty or the Company as appropriate to the total expected exposure of the derivative. Amounts disclosed in the following table are also net of the cash collateral offsets pursuant to the guidance of FSP FIN 39-1, as discussed in Note 5.

Securities sold, not yet purchased are fair valued under Level 1 when quoted prices are available for the securities involved. Those under Level 2 are fair valued similar to trading account investment securities.

Assets and liabilities measured at fair value on a recurring basis, including one security elected under SFAS 159, are summarized as follows in accordance with FSP FAS 157-4 at June 30, 2009 and at December 31, 2008 (in thousands):

	June 30, 2009
	Level 1	Level 2	Level 3		Total

ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury and agencies	$24,528	$1,530,909			$1,555,437
Municipal securities		188,175	$64,658		252,833
Asset-backed securities:
Trust preferred – banks and insurance		1,341	1,534,823		1,536,164
Trust preferred – real estate investment trusts			34,580		34,580
Auction rate			171,252		171,252
Other		23,863	83,466		107,329
Mutual funds and stock	242,516	3,784			246,300
Trading account		78,559	49	[1]	78,608
Other noninterest-bearing investments:
Private equity		26,024	155,680		181,704
Other assets:
Derivatives	5,336	208,254			213,590

	$272,380	$2,060,909	$2,044,508		$4,377,797

LIABILITIES
Securities sold, not yet purchased	$8,701	$42,408			$51,109
Other liabilities:
Derivatives	5,070	80,336			85,406
Other			$215		215

	$13,771	$122,744	$215		$136,730

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2008
	Level 1	Level 2	Level 3		Total

ASSETS
Investment securities:
Available-for-sale	$27,756	$1,898,082	$750,417		$2,676,255
Trading account		41,108	956	[1]	42,064
Other noninterest-bearing investments:
Private equity		29,037	143,511		172,548
Other assets:
Derivatives	9,922	395,272			405,194

	$37,678	$2,363,499	$894,884		$3,296,061

LIABILITIES
Securities sold, not yet purchased		$35,657			$35,657
Other liabilities:
Derivatives	$8,812	175,670			184,482
Other			$527		527

	$8,812	$211,327	$527		$220,666

[1]	Elected under SFAS 159 for fair value option, as discussed subsequently.

The following reconciles the beginning and ending balances of assets and liabilities for the three and six months ended June 30, 2009 and 2008 that are measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Three Months Ended June 30, 2009
	Level 3 Instruments
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Trading account [1]	Private equity investments	Other liabilities

Balance at April 1, 2009	$68,641	$897,650	$21,019	$177,880	$65,293	$49	$150,504	$(136)
Total net gains (losses) included in:
Statement of income[2] :
Dividends and other investment income (loss)							(1,631)
Fixed income securities gains (losses), net				247
Net impairment losses on investment securities		(3,030)	(18,351)
Valuation losses on securities purchased	(2,793)			(2,733)	(1,774)
Other noninterest expense								(79)
Other comprehensive income (loss)	90	113,772	16,579	(658)	3,057
Fair value of HTM securities transferred to AFS		529,268	15,280		12,464
Purchases, sales, issuances, and settlements, net	(1,280)	(2,837)	53	(3,484)	4,426		6,807

Balance at June 30, 2009	$64,658	$1,534,823	$34,580	$171,252	$83,466	$49	$155,680	$(215)

	Six Months Ended June 30, 2009
	Level 3 Instruments
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset- backed	Trading account [1]	Private equity investments	Other liabilities

Balance at January 1, 2009	$–	$659,253	$23,897	$1,710	$65,557	$956	$143,511	$(527)
Total net gains (losses) included in:
Statement of income[2] :
Dividends and other investment income (loss)							(1,720)
Fair value and nonhedge derivative income (loss)						(907)
Equity securities gains, net							109
Fixed income securities gains (losses), net				247
Net impairment losses on investment securities		(9,593)	(67,266)		(927)
Valuation losses on securities purchased	(6,977)	(172,729)	(8,945)	(17,265)	(1,774)
Other noninterest expense								312
Other comprehensive income (loss)	89	(14,745)	46,561	(659)	3,067
Fair value of HTM securities transferred to AFS		565,282	15,280		15,674
Purchases, sales, issuances, and settlements, net	68,271	507,355	25,053	182,039	1,869		13,780
Net transfers in (out)	3,275			5,180

Balance at June 30, 2009	$64,658	$1,534,823	$34,580	$171,252	$83,466	$49	$155,680	$(215)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2008
	Level 3 Instruments
	Investment securities		Retained interests from securitizations [1]	Other liabilities
	Available- for-sale	Trading account [1]

Balance at April 1, 2008	$587,193	$5,767	$38,788	$(23)
Total net gains (losses) included in:
Statement of income [2] :
Fair value and nonhedge derivative income (loss)		(43)	(3,822)
Impairment losses on available-for sale securities	(26,448)
Other noninterest expense				731
Other comprehensive income (loss)	7,000
Proceeds from ESOARS auction				(1,000)
Fair value of available-for-sale securities transferred to held-to-maturity	(200,873)
Purchases, sales, issuances, and settlements, net	(3,425)		(8,231)
Net transfers in (out)	(181,179)	–	(26,735)	–

Balance at June 30, 2008	$182,268	$5,724	$–	$(292)

	Six Months Ended June 30, 2008
	Level 3 Instruments
	Investment securities		Retained interests from securitizations [1]	Other liabilities
	Available- for-sale	Trading account [1]

Balance at January 1, 2008	$337,338	$8,100	$42,426	$(44)
Total net gains (losses) included in:
Statement of income [2] :
Fair value and nonhedge derivative income (loss)		(2,376)	(2,098)
Impairment losses on available-for sale securities and valuation losses on securities purchased from Lockhart Funding	(68,026)
Other noninterest expense				752
Other comprehensive income (loss)	(66,131)
Proceeds from ESOARS auction				(1,000)
Fair value of available-for-sale securities transferred to held-to-maturity	(200,873)
Purchases, sales, issuances, and settlements, net	(1,670)		(13,593)
Net transfers in (out)	181,630	–	(26,735)	–

Balance at June 30, 2008	$182,268	$5,724	$–	$(292)

[1]	Elected under SFAS 159 for fair value option, as discussed subsequently.
[2]

All amounts are unrealized except for realized losses of $0.7 million and $0.5 million for the three and six months ended June 30, 2009, respectively, included in dividends and other investment income (loss) and $18.4 million and $67.0 million for the three and six months ended June 30, 2009, respectively, included in net impairment losses on investment securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Assets measured at fair value on a nonrecurring basis are summarized as follows (in thousands):

					Gains (losses) from fair value changes
					Three Months Ended		Six Months Ended
	Fair value at June 30, 2009				June 30,		June 30,
	Level 1	Level 2	Level 3	Total	2009	2008	2009	2008

ASSETS
HTM securities adjusted for OTTI			$4,179	$4,179	$(806)	$–	$(1,761)	$–
Loans held for sale		$17,614		17,614	–	191	60	6
Impaired loans			280,346	280,346	(47,930)	(27,997)	(113,142)	(41,533)
Other real estate owned		78,965		78,965	(22,027)	(1,503)	(40,209)	(2,292)

	$–	$96,579	$284,525	$381,104	$(70,763)	$(29,309)	$(155,052)	$(43,819)

	Fair value at December 31, 2008
	Level 1	Level 2	Level 3	Total

ASSETS
Loans held for sale		$21,518		$21,518
Impaired loans			$254,743	254,743

	$–	$21,518	$254,743	$276,261

Loans held for sale relate to loans purchased under the Small Business Administration 7(a) program. They are fair valued under Level 2 based on quotes of comparable instruments.

Impaired loans that are collateral-dependent are fair valued under Level 3 based on the fair value of the collateral, which is then further discounted (12-20%) to reflect marketing costs and potential volatility in realizable values.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

As required by SFAS 107, the following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	June 30, 2009		December 31, 2008
	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial assets:
HTM investment securities	$937,942	$891,186	$1,790,989	$1,443,555
Loans and leases (including loans held for sale), net of allowance	40,403,004	40,034,915	41,172,057	40,646,816
Financial liabilities:
Time deposits	7,301,118	7,409,674	7,730,784	7,923,883
Foreign deposits	1,974,583	1,975,730	2,622,562	2,625,869
FHLB advances and other borrowings	66,034	68,038	2,168,106	2,179,652
Long-term debt	2,197,343	2,097,307	2,257,633	1,838,555

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

The fair value of loans is estimated by discounting future cash flows on “pass” grade loans using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated “life-of-the-loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are highly judgmental because the Company does not have a validated model to estimate lifetime losses on large portions of its loan portfolio. Loans accounted for under SFAS 114 are not included in this credit adjustment as they are already considered to be held at fair value. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

9.    GUARANTEES, COMMITMENTS AND CONTINGENCIES

The following are guarantees issued by the Company (in thousands):

	June 30, 2009	December 31, 2008

Standby letters of credit:
Financial	$1,197,138	$1,293,729
Performance	207,838	250,836

	$1,404,976	$1,544,565

The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 contains further information on these letters of credit including their terms and collateral requirements. At June 30, 2009, the carrying value recorded by the Company as a liability for these guarantees was $6.2 million.

As of June 30, 2009, the Parent has guaranteed approximately $300.3 million of debt of affiliated trusts issuing trust preferred securities.

10.    RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans (in thousands):

			Supplemental retirement benefits						Supplemental retirement benefits		Postretirement benefits
					Postretirement benefits
	Pension benefits						Pension benefits
	Three Months Ended June 30,						Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$76	$95	$–	$–	$9	$64	$153	$202	$–	$–	$17	$92
Interest cost	2,216	2,095	165	187	16	207	4,431	4,440	330	357	32	288
Expected return on plan assets	(1,765)	(2,671)					(3,531)	(5,661)
Amortization of prior service cost (credit)			31	43	(61)	(162)			62	74	(122)	(162)
Settlement gain						(2,973)						(2,973)
Amortization of net actuarial (gain) loss	1,642	231	(7)	(5)	(49)	(235)	3,284	489	(14)	(12)	(98)	(290)

Net periodic benefit cost (credit)	$2,169	$(250)	$189	$225	$(85)	$(3,099)	$4,337	$(530)	$378	$419	$(171)	$(3,045)

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

11.    OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of June 30, 2009, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 103 branches in Utah and 25 branches in Idaho. CB&T operates 93 branches in California. Amegy operates 84 branches in Texas. NBA operates 76 branches in Arizona. NSB operates 59 branches in Nevada. Vectra operates 38 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. Additionally, Zions Bank, CB&T, Amegy, NBA, Vectra, and TCBW each operate a foreign branch in the Grand Cayman Islands.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended June 30, 2009 and 2008:

	Zions Bank		CB&T		Amegy		NBA		NSB
(In millions)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$173.1	$166.5	$112.1	$101.2	$94.2	$89.4	$43.4	$57.8	$36.3	$40.2
Provision for loan losses	221.8	43.5	57.6	19.4	168.0	8.3	147.1	23.3	151.0	13.3

Net interest income after provision for loan losses	(48.7)	123.0	54.5	81.8	(73.8)	81.1	(103.7)	34.5	(114.7)	26.9
Impairment losses on investment securities	(31.7)	(12.3)	(17.4)	–	–	–	–	–	(0.5)	–
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	25.9	–	10.5	–	–	–	–	–	0.1	–

Net impairment losses on investment securities	(5.8)	(12.3)	(6.9)	–	–	–	–	–	(0.4)	–
Valuation losses on securities purchased	(11.7)	–	–	–	–	–	–	–	–	–
Gains on swap termination and debt modification	–	–	–	–	–	–	–	–	–	–
Acquisition related gains	–	–	6.5	–	–	–	–	–	16.5	–
Other noninterest income	32.5	40.1	47.7	18.6	34.9	36.4	12.9	7.6	16.9	9.2
Noninterest expense	138.8	114.3	71.4	59.0	78.9	74.7	44.2	33.7	43.8	29.9

Income (loss) before income taxes	(172.5)	36.5	30.4	41.4	(117.8)	42.8	(135.0)	8.4	(125.5)	6.2
Income tax expense (benefit)	(65.6)	10.6	11.6	16.3	(41.8)	14.1	(53.4)	3.4	(44.0)	2.1

Net income (loss)	(106.9)	25.9	18.8	25.1	(76.0)	28.7	(81.6)	5.0	(81.5)	4.1
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	(106.9)	25.9	18.8	25.1	(76.0)	28.7	(81.6)	5.0	(81.5)	4.1
Preferred stock dividends	–	–	–	–	(1.0)	–	–	–	–	–
Preferred stock redemption	–	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$(106.9)	$25.9	$18.8	$25.1	$(77.0)	$28.7	$(81.6)	$5.0	$(81.5)	$4.1

AVERAGE BALANCE SHEET DATA
Total assets	$20,854	$18,892	$10,679	$10,176	$11,658	$11,933	$4,865	$5,270	$4,295	$3,821
Total securities	1,982	1,700	681	861	676	666	199	231	233	290
Net loans and leases	14,475	13,787	8,669	7,868	8,832	8,293	3,945	4,482	3,235	3,205
Allowance for loan losses	246	164	135	116	170	72	147	78	133	52
Goodwill, core deposit and other intangibles	20	21	389	389	695	1,346	20	194	12	21
Noninterest-bearing demand deposits	2,248	2,143	2,667	2,437	3,156	2,183	945	981	1,026	914
Total deposits	16,210	11,489	8,524	8,024	9,096	8,245	3,962	3,900	3,721	3,242
Shareholder’s equity:
Preferred equity	250	–	159	–	80	–	430	–	312	–
Common equity	1,036	1,055	1,153	1,055	1,426	1,982	315	591	231	298
Noncontrolling interests	1	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,287	1,056	1,312	1,055	1,506	1,982	745	591	543	298

	Vectra		TCBW		Other		Consolidated Company
(In millions)	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$26.8	$26.6	$8.1	$8.1	$(0.3)	$(5.1)	$493.7	$484.7
Provision for loan losses	12.1	6.0	5.0	–	0.1	0.4	762.7	114.2

Net interest income after provision for loan losses	14.7	20.6	3.1	8.1	(0.4)	(5.5)	(269.0)	370.5
Impairment losses on investment securities	(0.1)	–	–	–	(21.8)	(26.5)	(71.5)	(38.8)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	–	–	–	–	(6.9)	–	29.6	–

Net impairment losses on investment securities	(0.1)	–	–	–	(28.7)	(26.5)	(41.9)	(38.8)
Valuation losses on securities purchased	–	–	–	–	–	–	(11.7)	–
Gains on swap termination and debt modification	–	–	–	–	466.3	–	466.3	–
Acquisition related gains	–	–	–	–	–	–	23.0	–
Other noninterest income	8.4	6.9	2.6	0.7	(6.3)	(8.4)	149.6	111.1
Noninterest expense	26.5	22.3	3.9	3.5	12.0	17.0	419.5	354.4

Income (loss) before income taxes	(3.5)	5.2	1.8	5.3	418.9	(57.4)	(103.2)	88.4
Income tax expense (benefit)	(1.6)	1.8	0.6	1.8	159.9	(28.1)	(34.3)	22.0

Net income (loss)	(1.9)	3.4	1.2	3.5	259.0	(29.3)	(68.9)	66.4
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(1.2)	(5.7)	(1.2)	(5.7)

Net income (loss) applicable to controlling interest	(1.9)	3.4	1.2	3.5	260.2	(23.6)	(67.7)	72.1
Preferred stock dividends	(0.1)	–	–	–	(24.3)	(2.4)	(25.4)	(2.4)
Preferred stock redemption	–	–	–	–	52.4	–	52.4	–

Net earnings (loss) applicable to common shareholders	$(2.0)	$3.4	$1.2	$3.5	$288.3	$(26.0)	$(40.7)	$69.7

AVERAGE BALANCE SHEET DATA
Total assets	$2,515	$2,745	$809	$917	$(1,605)	$(461)	$54,070	$53,293
Total securities	256	304	190	300	690	514	4,907	4,866
Net loans and leases	2,046	2,031	586	555	123	105	41,911	40,326
Allowance for loan losses	35	27	11	5	(0)	3	876	517
Goodwill, core deposit and other intangibles	–	152	–	–	6	24	1,143	2,147
Noninterest-bearing demand deposits	472	470	188	119	(7)	(190)	10,696	9,057
Total deposits	2,016	1,743	579	569	(1,150)	(438)	42,959	36,774
Shareholder’s equity:
Preferred equity	10	–	–	–	347	240	1,588	240
Common equity	172	333	77	68	(395)	(312)	4,016	5,070
Noncontrolling interests	–	–	–	–	24	26	25	27
Total shareholder’s equity	182	333	77	68	(24)	(46)	5,629	5,337

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the six months ended June 30, 2009 and 2008:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$327.4	$328.7	$224.7	$201.0	$186.6	$177.3	$90.5	$115.6	$70.3	$80.9
Provision for loan losses	286.8	74.1	92.4	43.9	213.5	18.7	199.0	42.8	240.3	17.8

Net interest income after provision for loan losses	40.6	254.6	132.3	157.1	(26.9)	158.6	(108.5)	72.8	(170.0)	63.1
Impairment losses on investment securities	(38.1)	(12.3)	(69.6)	–	–	–	–	–	(9.8)	–
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	29.8	–	52.8	–	–	–	–	–	8.4	–

Net impairment losses on investment securities	(8.3)	(12.3)	(16.8)	–	–	–	–	–	(1.4)	–
Valuation losses on securities purchased	(203.0)	(5.2)	–	–	(7.5)	–	–	–	–	–
Gains on swap termination and debt modification	–	–	–	–	–	–	–	–	–	–
Acquisition related gains	–	–	6.5	–	–	–	–	–	16.5	–
Other noninterest income	100.0	112.9	71.2	41.0	76.4	73.0	27.4	16.0	28.1	22.0
Noninterest expense	257.6	226.1	135.5	120.1	153.8	152.0	86.4	67.4	82.6	58.2
Impairment loss on goodwill	–	–	–	–	633.3	–	–	–	–	–

Income (loss) before income taxes	(328.3)	123.9	57.7	78.0	(745.1)	79.6	(167.5)	21.4	(209.4)	26.9
Income tax expense (benefit)	(128.5)	40.7	21.9	30.6	(41.4)	26.0	(66.3)	8.4	(73.4)	9.3

Net income (loss)	(199.8)	83.2	35.8	47.4	(703.7)	53.6	(101.2)	13.0	(136.0)	17.6
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	0.3	–	–	–	–

Net income (loss) applicable to controlling interest	(199.8)	83.2	35.8	47.4	(703.7)	53.3	(101.2)	13.0	(136.0)	17.6
Preferred stock dividends	–	–	(0.9)	–	(1.5)	–	–	–	–	–
Preferred stock redemption	–	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$(199.8)	$83.2	$34.9	$47.4	$(705.2)	$53.3	$(101.2)	$13.0	$(136.0)	$17.6

AVERAGE BALANCE SHEET DATA
Total assets	$20,942	$18,756	$10,626	$10,172	$11,999	$11,836	$4,857	$5,296	$4,200	$3,865
Total securities	1,835	1,772	697	893	659	718	200	237	204	310
Net loans and leases	14,503	13,455	8,513	7,837	8,905	8,131	4,000	4,498	3,218	3,212
Allowance for loan losses	233	151	127	112	149	72	135	74	110	54
Goodwill, core deposit and other intangibles	20	21	394	389	1,008	1,349	21	194	10	21
Noninterest-bearing demand deposits	2,178	2,114	2,584	2,427	3,013	2,145	918	1,009	973	911
Total deposits	16,289	11,393	8,453	8,007	8,956	8,189	3,940	3,882	3,635	3,266
Shareholder’s equity:
Preferred equity	250	–	158	–	80	–	430	–	290	–
Common equity	1,047	1,060	1,130	1,063	1,737	1,969	335	592	246	287
Noncontrolling interests	1	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,298	1,061	1,288	1,063	1,817	1,969	765	592	536	287

	Vectra		TCBW		Other		Consolidated Company
(In millions)	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$50.3	$52.8	$16.4	$16.5	$2.3	$(1.6)	$968.5	$971.2
Provision for loan losses	21.0	8.2	7.2	0.4	0.1	0.6	1,060.3	206.5

Net interest income after provision for loan losses	29.3	44.6	9.2	16.1	2.2	(2.2)	(91.8)	764.7
Impairment losses on investment securities	(23.4)	–	–	–	(96.2)	(67.3)	(237.1)	(79.6)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	21.4	–	–	–	0.1	–	112.5	–

Net impairment losses on investment securities	(2.0)	–	–	–	(96.1)	(67.3)	(124.6)	(79.6)
Valuation losses on securities purchased	–	–	–	–	(1.6)	–	(212.1)	(5.2)
Gains on swap termination and debt modification	–	–	–	–	466.3	–	466.3	–
Acquisition related gains	–	–	–	–	–	–	23.0	–
Other noninterest income	15.2	13.8	3.7	1.3	(34.5)	(11.9)	287.5	268.1
Noninterest expense	49.0	44.4	8.3	7.2	22.5	29.1	795.7	704.5
Impairment loss on goodwill	–	–	–	–	0.7	–	634.0	–

Income (loss) before income taxes	(6.5)	14.0	4.6	10.2	313.1	(110.5)	(1,081.4)	243.5
Income tax expense (benefit)	(3.0)	5.0	1.5	3.4	103.2	(51.5)	(186.0)	71.9

Net income (loss)	(3.5)	9.0	3.1	6.8	209.9	(59.0)	(895.4)	171.6
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(1.7)	(7.6)	(1.7)	(7.3)

Net income (loss) applicable to controlling interest	(3.5)	9.0	3.1	6.8	211.6	(51.4)	(893.7)	178.9
Preferred stock dividends	(0.1)	–	–	–	(49.2)	(4.9)	(51.7)	(4.9)
Preferred stock redemption	–	–	–	–	52.4	–	52.4	–

Net earnings (loss) applicable to common shareholders	$(3.6)	$9.0	$3.1	$6.8	$214.8	$(56.3)	$(893.0)	$174.0

AVERAGE BALANCE SHEET DATA
Total assets	$2,570	$2,743	$822	$919	$(1,285)	$(483)	$54,731	$53,104
Total securities	259	312	193	303	651	559	4,698	5,104
Net loans and leases	2,048	2,020	588	536	125	93	41,900	39,782
Allowance for loan losses	32	27	9	5	1	2	796	497
Goodwill, core deposit and other intangibles	–	152	–	–	7	26	1,460	2,152
Noninterest-bearing demand deposits	459	463	190	123	(12)	(176)	10,303	9,016
Total deposits	2,056	1,732	576	588	(1,359)	(373)	42,546	36,684
Shareholder’s equity:
Preferred equity	10	–	–	–	368	240	1,586	240
Common equity	181	334	76	68	(280)	(275)	4,472	5,098
Noncontrolling interests	–	–	–	–	25	28	26	29
Total shareholder’s equity	191	334	76	68	113	(7)	6,084	5,367

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share and ratio data)	2009	2008	% Change	2009	2008	% Change

EARNINGS
Taxable-equivalent net interest income	$499,432	$490,587	1.80%	$980,102	$983,124	(0.31)%
Taxable-equivalent revenue	1,084,776	562,959	92.69%	1,420,184	1,166,496	21.75%
Net interest income	493,688	484,743	1.85%	968,463	971,201	(0.28)%
Noninterest income	585,344	72,372	708.80%	440,082	183,372	139.99%
Provision for loan losses	762,654	114,192	567.87%	1,060,278	206,474	413.52%
Noninterest expense	419,469	354,417	18.35%	795,674	704,520	12.94%
Impairment loss on goodwill	–	–		633,992	–
Income (loss) before income taxes	(103,091)	88,506	(216.48)%	(1,081,399)	243,579	(543.96)%
Income taxes (benefit)	(34,239)	22,037	(255.37)%	(185,966)	71,933	(358.53)%
Net income (loss)	(68,852)	66,469	(203.59)%	(895,433)	171,646	(621.67)%
Net loss applicable to noncontrolling interests	(1,209)	(5,729)	(78.90)%	(1,749)	(7,301)	(76.04)%
Net income (loss) applicable to controlling interest	(67,643)	72,198	(193.69)%	(893,684)	178,947	(599.41)%
Net earnings (loss) applicable to common shareholders	(40,672)	69,744	(158.32)%	(892,999)	174,040	(613.10)%

PER COMMON SHARE
Net earnings (loss) (diluted)	(0.35)	0.65	(153.85)%	(7.77)	1.62	(579.63)%
Dividends	0.04	0.43	(90.70)%	0.08	0.86	(90.70)%
Book value per common share				32.50	46.82	(30.59)%

SELECTED RATIOS
Return on average assets	(0.50)%	0.54%		(3.29)%	0.68%
Return on average common equity	(4.06)%	5.53%		(40.27)%	6.86%
Efficiency ratio	38.67%	62.96%		56.03%	60.40%
Net interest margin	4.09%	4.18%		4.01%	4.20%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands, except share and ratio data)	2009	2008	% Change	2009	2008	% Change

AVERAGE BALANCES
Total assets	$54,070,154	$53,293,375	1.46%	$54,731,243	$53,103,599	3.07%
Total interest-earning assets	49,018,640	47,202,577	3.85%	49,298,298	47,028,006	4.83%
Securities	4,907,115	4,866,421	0.84%	4,697,746	5,103,854	(7.96)%
Net loans and leases	41,910,940	40,325,657	3.93%	41,899,844	39,781,734	5.32%
Goodwill	1,017,382	2,009,517	(49.37)%	1,334,043	2,009,497	(33.61)%
Core deposit and other intangibles	125,768	137,675	(8.65)%	126,261	142,019	(11.10)%
Total deposits	42,958,798	36,774,214	16.82%	42,546,019	36,684,444	15.98%
Shareholders’ equity:
Preferred equity	1,587,752	240,000	561.56%	1,585,717	240,000	560.72%
Common equity	4,016,134	5,070,047	(20.79)%	4,472,023	5,098,334	(12.28)%
Noncontrolling interests	25,268	27,244	(7.25)%	26,487	28,960	(8.54)%

Weighted average common and common-equivalent shares outstanding	115,908,127	106,711,948	8.62%	115,012,123	106,696,919	7.79%

AT PERIOD END
Total assets				$52,874,957	$54,630,883	(3.21)%
Total interest-earning assets				48,024,659	47,920,419	0.22%
Securities				4,920,445	4,784,185	2.85%
Net loans and leases				41,399,533	41,714,468	(0.75)%
Allowance for loan losses				1,248,055	548,958	127.35%
Reserve for unfunded lending commitments				60,688	26,838	126.13%
Goodwill				1,017,385	2,009,511	(49.37)%
Core deposit and other intangibles				121,675	132,481	(8.16)%
Total deposits				42,644,172	37,607,995	13.39%
Shareholders’ equity:
Preferred equity				1,491,730	240,000	521.55%
Common equity				4,066,202	5,033,530	(19.22)%
Noncontrolling interests				24,021	25,528	(5.90)%

Common shares outstanding				125,095,328	107,518,975	16.35%

Average equity to average assets	10.41%	10.01%		11.12%	10.11%
Common dividend payout	na	66.23%		na	52.98%
Tangible common equity ratio				5.66%	5.51%
Tangible equity ratio				8.59%	6.01%

Nonperforming assets, excluding FDIC-supported assets				$1,922,557	$695,287	176.51%
Ratio of nonperforming assets, excluding FDIC-supported assets, to net loans and leases and other real estate owned				4.68%	1.66%
Accruing loans past due 90 days or more, excluding FDIC-supported assets				$178,300	$108,934	63.68%

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Valuation of Asset-Backed Securities (“ABS”)

The Company values ABS available-for-sale and held-to-maturity securities using several methodologies based on the appropriate fair value hierarchy consistent with currently available market information. At June 30, 2009, the Company valued substantially all of the ABS portfolio using Level 3 pricing methods as follows:

ASSET-BACKED SECURITIES FAIR VALUES

	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Trust preferred securities – bank and insurance:
Internal model	$265	$201	$2,122	$1,505
Third party models	–	–	25	9
Dealer quotes	–	–	25	21
Other – Level 2	–	–	2	1

	265	201	2,174	1,536

Trust preferred securities – real estate investment trusts:
Third party models	–	–	77	35

	–	–	77	35

Other:
Third party models	33	19	53	22
Dealer quotes	–	–	18	8
CDS spreads	–	–	68	53
Other – Level 2	–	–	23	24

	33	19	162	107

Municipal Securities:
Third party models	–	–	48	48
CDS spreads	–	–	17	17

	–	–	65	65

Auction Rate Securities:
Third party models	–	–	172	171

	–	–	172	171

Total	$298	$220	$2,650	$1,914

Internal Model

In the third quarter of 2008, the Company began using a licensed third party model to value bank and insurance trust preferred collateralized debt obligations (“CDOs”). The model uses a combination of market-based and ratings based estimates of expected loss for the individual pieces of underlying collateral to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDOs structure to generate cash flow projections for each tranche of the CDO. The fair value of each tranche is determined by discounting its resultant loss-adjusted cash flows with appropriate market based discount rates.

During the fourth quarter of 2008 and continuing into 2009, several market developments made it increasingly difficult to use rating levels referenced to collateralized loan obligations (“CLOs”) when discounting CDO cash flows. Included in these developments are the following:

•

Moody’s downgraded a large portion of the CDO tranches resulting in most of the securities carrying a split rating of either investment grade or non investment grade. A significant number of securities exhibited substantial differences in ratings at June 30, 2009.

•

Trading volume including new issuances in CLOs, which had been among the most liquid structured products, declined significantly. As a result, the market information became less reliable for CLOs and less relevant for other structured products.

•

As the number of deferring and defaulted securities within the bank and insurance trust preferred CDO pools increased, each CDO has become more unique. At the end of the second quarter of 2009, the amount of currently deferring collateral ranged from none up to 61% in the sixty CDO deals of which Zions owns tranches.

•	As the credit quality of the performing securities within the bank and insurance trust preferred CDO pools diverged, the Company’s projection for further collateral defaults became more pool specific.

ZIONS BANCORPORATION AND SUBSIDIARIES

For example, the additional projected 5 year cumulative defaults for the CDO collateral pools ranged from 2.8% to 8.6% at the end of the quarter.

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

The PDs for the underlying collateral are then used to develop CDO deal-level expected loss curves. Loss curves include an assumed recovery rate on currently performing collateral (non defaulted or deferring) of either 10% or 40%, with the lower recovery assumed for issuers that were not recipients of TARP capital and the higher assumption for those issuers that are or were TARP recipients. An external service which models the unique cash-flow waterfall and structure of each CDO deal is used to generate tranche-level cash flows using the Company’s derived CDO deal-level loss assumptions (along with other relevant assumptions). The resultant cash-flows are discounted using the discount rate assumptions described below in order to produce valuations.

Due to the ongoing market developments outlined above, the Company determined during the first quarter of 2009 it would no longer be appropriate to bucket securities by ratings level and make reference to yield indices of structured finance securities from other asset classes in order to establish the discount margins required to estimate fair value of CDO securities. Instead, a more granular approach was developed to reflect the specific risks embedded in every deal and to reference trading levels of publicly traded single issuer trust preferred securities. This change in inputs/assumptions was driven by market developments and was not related to the Company’s adoption of FSP FAS 157-4.

The discount rate assumption used for valuation purpose for each CDO tranche was derived from trading yields on publicly traded trust preferred securities and projected default probabilities on the underlying financial companies. For the quarter ending June 30, 2009, the discount margins on the traded securities were regressed to those of the CDOs by comparing expected levels of cash flow impairments between the two types of securities after adjusting the regression’s slope to acknowledge the greater uncertainty in the cash flows of junior trust preferred CDO tranches compared to single name trust preferred securities with similar projected default probabilities. CDO tranches with greater uncertainty in their cash flows should be discounted at rates in excess of those rates that market participants would use for tranches with more stable expected cash flows as a result of more subordination and/or better credit quality in the underlying collateral. The effect of this assumption methodology for the quarter ending June 30, 2009, was discount margins between LIBOR +

ZIONS BANCORPORATION AND SUBSIDIARIES

3.92% and LIBOR + 13.19% with the low end applied to tranches with substantial current subordination and/or high credit quality of remaining performing collateral. The high end of the discount margin spectrum was applied to tranches in which minor changes in future default assumptions produced substantial deterioration in tranche cash flows. These discount rates are applied to the model to produce credit stressed cash flows which constitute each tranche’s expected cash flows, not to a hypothetical contractual cash flow.

During the first quarter of 2009, the Company modified its recovery rate assumption which is a component of the CDO loss assumption. As of March 31, 2009, the model incorporated a 60% loss assumption for trust preferred collateral where the deferral option of the issuer had been exercised as permitted under the terms of the security. The assumption is supported by observable data on default probabilities for banks with deferring collateral, trading levels for a deferring publicly traded trust preferred security and other data relevant to banks in deferral. An option to defer current interest and capitalize such interest for up to five years is a standard in trust preferred securities. If and when deferring issuers were to default, the model would revert to a 0% recovery rate. This change in inputs/assumptions was driven by market developments and not related to the Company’s adoption of FSP FAS 157-4.

The following schedule sets forth the sensitivity of the current CDO fair values using an internal model to changes in the most significant assumptions utilized in the model:

SENSITIVITY OF BANK AND INSURANCE CDO VALUATIONS TO ADVERSE

CHANGES OF CURRENT MODEL KEY VALUATION ASSUMPTIONS

		Bank and insurance CDOs at Level 3
(Amounts in millions)		Held-to-maturity		Available-for-sale

Fair value balance at June 30, 2009		$201		$1,505

Expected collateral credit losses [1]

		Incremental	Cumulative	Incremental	Cumulative
Weighted average:
Loss percentage from currently defaulted or deferring collateral [2]			3.1%		13.0%
Projected loss percentage from currently performing collateral
1-year		1.7%	4.8%	2.0%	14.9%
years 2-5		2.8%	7.6%	3.2%	18.1%
years 6-30		4.1%	11.7%	4.4%	22.6%
Decrease in fair value due to increase in projected loss percentage from currently performing collateral [3]	25%	$(0.2)		$(21.7)
	50%	(0.4)		(42.7)
	100%	(0.8)		(92.3)

Discount rate [4]
Weighted average spread over LIBOR		470 bp		589 bp
Decrease in fair value due to increase in discount rate	+ 100 bp	$(16.9)		$(123.0)
	+ 200 bp	(31.8)		(230.3)

[1]	The Company uses an expected credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation.
[2]

Weighted average percentage of collateral that is defaulted due to bank failures or deferring payment as allowed under the terms of security, including a 0% recovery rate on defaulted collateral and a 40% recovery rate on deferring collateral.

[3]

Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30 year losses of 27.4% = 22.6% + 50% (2.0%+3.2%+4.4%) and 32.2%= 22.6% + 100% (2.0%+3.2%+4.4%) respectively.

[4]	The discount rate is a spread over the LIBOR swap yield curve at the date of valuation.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the second quarter favorable changes in future cumulative credit losses were largely driven by market improvements in bank debt and equity prices. Given the transfers of securities from held-to-maturity (“HTM’) to available-for-sale (“AFS”) disclosed elsewhere, the remaining HTM portfolio is generally of better credit quality than the portion of the AFS portfolio with the same ratings level.

Third Party Models

At June 30, 2009, the Company utilized third party valuation services for fifteen securities with an aggregate amortized cost of $188 million in the ABS CDO and trust preferred asset classes. These securities continued to have insufficient observable market data available to directly determine prices. The Company reviewed the methodologies employed by third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions. These assumptions included, but were not limited to, probability of default, collateral recovery rates, discount rates, over-collateralization levels, and rating transition probability matrices from rating agencies. The model valuations obtained from third party services were evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data which included third party and internal model results and valuations. A range of value estimates is not provided because third party vendors utilized point estimates.

Auction rate and municipal securities with an amortized cost of $220 million were valued using third party created matrix referencing ratings as the key variable with regards to valuation.

Dealer Quotes

The $43 million of asset-backed securities at amortized cost are valued using nonbinding and unadjusted dealer quotes. Multiple quotes are not available and the values provided are based on a combination of proprietary dealer quotes. Broker disclosure levels vary and the Company seeks to minimize dependence on this Level 3 source. Of the $43 million of securities, approximately $16 million are AAA rated.

CDS Spreads

A total of $68 million at amortized cost of insured securities purchased out of Lockhart were valued using the relevant monoline insurers’ credit derivative levels.

In addition, a total of $17 million of municipal securities with puts back to the underwriter in 2010 were valued using the CDS Spread of the underwriter.

See Note 4 of the Notes to Consolidated Financial Statements and “Investment Securities Portfolio” for further information.

Other-than-Temporary Impairment (“OTTI”) – Debt Investment Securities

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

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with the option to early adopt this FSP for the first quarter of 2009, and shall be applied prospectively with a cumulative effect adjustment for prior OTTI illiquidity losses. The Company elected to early adopt this FSP during the first quarter of 2009. The Company recorded a $137.5 million after tax cumulative effect adjustment upon adoption of the FSP. Retained earnings were increased and other comprehensive income decreased. The FSP amends FAS 115 and FAS 124 and significantly changes how an entity evaluates whether impairment is other than temporary and how to recognize OTTI for debt securities classified as available-for-sale or held-to-maturity.

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

The Company recognized pretax OTTI losses of $71.5 million during the second quarter of 2009 and $38.8 million during the second quarter of 2008 on investment debt securities. All of the impairment for 2009 related to securities valued using Level 3 inputs. Management determined that $42.0 million of the impairment for the second quarter of 2009 related to credit loss impairment. Net credit loss impairments for the first six months of 2009 were $124.6 million. The significant inputs used in the methodology to calculate this credit loss impairment is described under “Valuation of Asset-Backed Securities” with the exception that while the discount rate used for valuation is a market level discount rate, the discount rate used to determine the presence and amount of credit impairment is the security specific coupon rate. The expected cash flows are credit stressed in that they incorporate the effect of both collateral nonperformance and projected additional nonperformance. The expected cash flows are discounted at the security specific coupon rate to identify the credit component of OTTI.

The decision to deem these securities OTTI was based on a specific analysis of the structure of each security and an evaluation of the underlying collateral using information and industry knowledge available to the Company. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

Debt Modification

During the second quarter of 2009, the Company executed a subordinated debt modification and exchange transaction. The Company exchanged approximately $0.2 billion of subordinated notes for new notes with the

ZIONS BANCORPORATION AND SUBSIDIARIES

same terms. The remaining $1.2 billion of subordinated notes were modified to permit conversion on a par for par basis into either the Company’s Series A or Series C preferred stock. Net of issuance costs and debt discount on the previous debt, the pretax gain recognized in earnings from this debt modification was approximately $305.0 million. Additionally the Company recognized directly in equity a $45.3 million after-tax gain for the conversion option of the modified debt. The Company also recognized deferred gains of $161.3 million pretax on terminated swaps related to the subordinated debt that was modified. The determination of whether the modification is considered an extinguishment followed EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

Preferred Stock Redemption

During the second quarter the Company purchased 4,020,435 depositary shares of Series A preferred stock (each share representing a 1/40th ownership interest in a share of preferred stock) at a price of $11.50 per depositary share, or an aggregate amount of $46.4 million including accrued dividends. At a $25 per depositary share liquidation preference, the purchase reduced the $240 million carrying value of the Series A preferred stock by approximately $100.5 million. Net of related costs, the redemption resulted in a $52.4 million increase to retained earnings. The Company calculation and presentation of the redemption conforms with the rules contained in EITF Issue Topic D-42, Recognition Effects of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share.

Share Based Compensation

The Company used the Black-Scholes option-pricing model to estimate the fair value of stock options granted for share based compensation in the second quarter of 2009. The assumptions used to apply this model include a weighted average risk-free interest rate, a weighted average expected life, an expected dividend yield, and an expected volatility. The second quarter of 2009 stock options grant assumptions were 2.245% for the weighted average risk-free interest rate, 4.5 years for the weighted average expected life, 1.0% for the expected dividend yield, and 33.0% for the expected volatility. Use of these assumptions is subjective and requires management judgment to determine the assumptions used in the model. During the second quarter of 2009, the Company granted 677,585 stock options and 689,656 shares of restricted stock.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Upon completion of step 1 of the evaluation process, we concluded that potential impairment existed at the Company’s Amegy reporting unit. Step 2 was completed with the assistance of an independent valuation consultant and the Company’s internal valuation resources and resulted in $634.0 million of impairment losses in the first quarter of 2009. This evaluation process required us to make estimates and assumptions with regard to the fair value of the Company’s reporting units and actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Company’s results of operations and the business segments where the goodwill is recorded.

Significant remaining amounts of goodwill at June 30, 2008 were as follows: Amegy – $616 million, CB&T – $379 million, and Zions Bank – $20 million. We expect that the current disrupted market conditions may require us to evaluate goodwill more frequently, including quarterly, as the circumstances warrant. Any differences between estimated fair values and carrying values could result in future impairment of goodwill.

RESULTS OF OPERATIONS

The Company reported a net loss applicable to common shareholders of $40.7 million or $0.35 per diluted share for the second quarter of 2009 compared to net earnings applicable to common shareholders of $69.7 million or $0.65 per diluted share for the second quarter of 2008. The decrease is mainly due to a $648.5 million increase in the provision for loan losses, a $37.7 million increase in FDIC premiums expense, a $22.5 million increase in other real estate expense, and a $14.9 million increase in valuation losses on securities purchased and net impairment losses on investment securities offset by $466.3 million of gains on swap termination and debt modification, $52.4 million from a preferred stock redemption, a $40.1 million increase in fair value and nonhedge derivative income and $23.0 million of acquisition related gains.

Net loss applicable to common shareholders for the first six months of 2009 was $893.0 million or $7.77 per diluted share, compared to net earnings applicable to common shareholders of $174.0 million or $1.62 per diluted share for the first six months of 2008. The decrease reflects an $853.8 million increase in the provision for loan losses, a $634.0 million goodwill impairment charge, a $252.0 million increase in valuation losses on securities purchased and net impairment losses on investment securities, a $47.7 million increase in FDIC premiums expense and a $39.0 million increase in other real estate expense, offset by $466.3 million of gains on swap termination and debt modification, $52.4 million from a preferred stock redemption, a $40.3 million increase in fair value and nonhedge derivative income, and $23.0 million of acquisition related gains.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the second quarter of 2009 increased 1.8% to $499.4 million compared with $490.6 million for the comparable period of 2008. This increase reflects multiple factors including the impact of loan renewals at wider spreads, modest loan growth, and a significantly lower cost of funds offset by significant increases in nonaccrual loans and nonaccrual securities and higher money market investment balances earning lower rates during the second quarter of 2009. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

The Company’s net interest margin was 4.09% for the second quarter of 2009 compared to 3.93% for the first quarter of 2009 and 4.18% for second quarter of 2008. The margin increase for the second quarter of 2009 compared to the first quarter of 2009 resulted primarily from the reduction of high-cost deposits and low-yielding assets, and the large growth in noninterest bearing demand deposits. The margin decrease for second quarter of 2009 compared to the second quarter of 2008 was primarily due to increased nonaccrual loans and increased nonaccrual securities partially offset by increased low cost deposit funding.

The spread on average interest-bearing funds for the second quarter of 2009 was 3.71%, which increased from 3.53% for the first quarter of 2009 and was flat from 3.71% for the second quarter of 2008. The spread on average interest-bearing funds for the second quarter of 2009 has benefited from improved loan spreads on

ZIONS BANCORPORATION AND SUBSIDIARIES

newly originated and renewed loans; however, increased nonperforming assets throughout the year negatively impacted loan spreads.

Net interest margin will be reduced in future quarters due to the impact of nonperforming assets and several factors related to the debt modification transaction that occurred in the second quarter of 2009. In prior quarters, the net interest margin had accreted swap gains on terminated swaps that reduced interest expense on long-term debt and improved the margin. Because of the debt modification transaction that occurred in the second quarter of 2009, most of those swap gains were recognized in noninterest income and therefore eliminated most of that earnings benefit from this accretion of deferred interest rate swap income in future quarters. The debt modification transaction also resulted in a discount of approximately $386 million on the modified convertible subordinated debt that will be amortized as interest expense over the remaining life of the debt. If debt holders exercise their option to convert debt to preferred stock the accretion of the discount will be accelerated at time of conversion.

The Company expects to continue its efforts over the long run to maintain a slightly “asset-sensitive” position with regard to interest rate risk. Because of the current low interest rate environment the Company is allowing the balance sheet to become more asset-sensitive by reducing our use of interest rate swaps against our loans. The Company’s loans are generally floating rate, and the historical use of swaps has reduced our interest rate sensitivity; however, with interest rates at historically low levels, there is a reduced need to protect against falling interest rates. Our estimates of the Company’s actual rate risk position is highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in Interest Rate Risk on page 111 and this filing in “Interest Rate Risk.”

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

ASSETS
Money market investments	$1,944,332	$1,543	0.32%	$1,823,907	$12,313	2.72%
Securities:
Held-to-maturity	1,491,322	18,284	4.92%	1,532,818	25,305	6.64%
Available-for-sale	3,336,239	29,717	3.57%	3,295,056	37,936	4.63%
Trading account	79,554	823	4.15%	38,547	159	1.66%

Total securities	4,907,115	48,824	3.99%	4,866,421	63,400	5.24%

Loans held for sale	256,253	3,082	4.82%	186,592	2,699	5.82%
Loans:
Net loans and leases excluding FDIC-supported assets [2]	40,991,516	579,070	5.67%	40,325,657	650,364	6.49%
FDIC-supported assets	919,424	10,921	4.76%

Total loans and leases	41,910,940	589,991	5.65%	40,325,657	650,364	6.49%

Total interest-earning assets	49,018,640	643,440	5.26%	47,202,577	728,776	6.21%

Cash and due from banks	1,236,641			1,320,584
Allowance for loan losses	(876,064)			(516,908)
Goodwill	1,017,382			2,009,517
Core deposit and other intangibles	125,768			137,675
Other assets	3,547,787			3,139,930

Total assets	$54,070,154			$53,293,375

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,931,024	$5,292	0.43%	$4,651,117	$8,776	0.76%
Money market	17,787,662	59,657	1.35%	12,953,438	71,368	2.22%
Time under $100,000	2,942,319	19,254	2.62%	2,513,620	23,276	3.72%
Time $100,000 and over	4,628,867	28,475	2.47%	4,344,441	40,462	3.75%
Foreign	1,972,503	4,848	0.99%	3,254,872	19,722	2.44%

Total interest-bearing deposits	32,262,375	117,526	1.46%	27,717,488	163,604	2.37%

Borrowed funds:
Securities sold, not yet purchased	47,804	637	5.34%	33,299	414	5.00%
Federal funds purchased and security repurchase agreements	2,047,532	1,591	0.31%	2,999,084	14,569	1.95%
Commercial paper	2,589	10	1.55%	148,946	1,222	3.30%
FHLB advances and other borrowings:
One year or less	150,960	1,423	3.78%	4,741,643	28,865	2.45%
Over one year	35,777	476	5.34%	129,079	1,840	5.73%
Long-term debt	2,717,284	22,345	3.30%	2,592,037	27,675	4.29%

Total borrowed funds	5,001,946	26,482	2.12%	10,644,088	74,585	2.82%

Total interest-bearing liabilities	37,264,321	144,008	1.55%	38,361,576	238,189	2.50%

Noninterest-bearing deposits	10,696,423			9,056,726
Other liabilities	480,256			537,782

Total liabilities	48,441,000			47,956,084
Shareholders’ equity:
Preferred equity	1,587,752			240,000
Common equity	4,016,134			5,070,047

Controlling interest shareholders’ equity	5,603,886			5,310,047
Noncontrolling interest	25,268			27,244

Total shareholders’ equity	5,629,154			5,337,291

Total liabilities and shareholders’ equity	$54,070,154			$53,293,375

Spread on average interest-bearing funds			3.71%			3.71%
Taxable-equivalent net interest income and net yield on interest-earning assets		$499,432	4.09%		$490,587	4.18%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (Continued)

(Unaudited)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

ASSETS
Money market investments	$2,450,206	$4,919	0.40%	$1,941,873	$31,341	3.25%
Securities:
Held-to-maturity	1,638,154	46,830	5.76%	1,116,560	37,651	6.78%
Available-for-sale	2,991,697	54,002	3.64%	3,947,157	103,203	5.26%
Trading account	67,895	1,394	4.14%	40,137	840	4.21%

Total securities	4,697,746	102,226	4.39%	5,103,854	141,694	5.58%

Loans held for sale	250,502	5,838	4.70%	200,545	5,716	5.73%
Loans:
Net loans and leases excluding FDIC-supported assets [2]	41,186,589	1,158,090	5.67%	39,781,734	1,346,219	6.81%
FDIC-supported assets	713,255	17,964	5.08%	–	–

Total loans and leases	41,899,844	1,176,054	5.66%	39,781,734	1,346,219	6.81%

Total interest-earning assets	49,298,298	1,289,037	5.27%	47,028,006	1,524,970	6.52%

Cash and due from banks	1,300,204			1,368,970
Allowance for loan losses	(795,799)			(496,761)
Goodwill	1,334,043			2,009,497
Core deposit and other intangibles	126,261			142,019
Other assets	3,468,236			3,051,868

Total assets	$54,731,243			$53,103,599

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,731,171	$11,091	0.47%	$4,585,133	$19,245	0.84%
Money market	17,635,109	128,411	1.47%	12,861,959	164,886	2.58%
Time under $100,000	3,022,642	41,047	2.74%	2,545,893	50,441	3.98%
Time $100,000 and over	4,690,816	61,961	2.66%	4,402,884	89,536	4.09%
Foreign	2,163,338	12,248	1.14%	3,272,481	49,705	3.05%

Total interest-bearing deposits	32,243,076	254,758	1.59%	27,668,350	373,813	2.72%

Borrowed funds:
Securities sold, not yet purchased	40,676	1,076	5.33%	33,438	747	4.49%
Federal funds purchased and security repurchase agreements	2,189,813	3,441	0.32%	3,157,020	38,775	2.47%
Commercial paper	2,984	24	1.62%	177,233	3,554	4.03%
FHLB advances and other borrowings:
One year or less	540,868	5,140	1.92%	4,473,306	65,267	2.93%
Over one year	81,605	2,279	5.63%	128,185	3,665	5.75%
Long-term debt	2,688,640	42,217	3.17%	2,486,947	56,025	4.53%

Total borrowed funds	5,544,586	54,177	1.97%	10,456,129	168,033	3.23%

Total interest-bearing liabilities	37,787,662	308,935	1.65%	38,124,479	541,846	2.86%

Noninterest-bearing deposits	10,302,943			9,016,094
Other liabilities	556,411			595,732

Total liabilities	48,647,016			47,736,305
Shareholders’ equity:
Preferred equity	1,585,717			240,000
Common equity	4,472,023			5,098,334

Controlling interest shareholders’ equity	6,057,740			5,338,334
Noncontrolling interests	26,487			28,960

Total shareholders’ equity	6,084,227			5,367,294

Total liabilities and shareholders’ equity	$54,731,243			$53,103,599

Spread on average interest-bearing funds			3.62%			3.66%
Taxable-equivalent net interest income and net yield on interest-earning assets		$980,102	4.01%		$983,124	4.20%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

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

The provision for loan losses for the second quarter of 2009 was $762.7 million compared to $114.2 million for the same period of 2008. On an annualized basis, the provision was 7.44% of average loans excluding FDIC-supported assets for the second quarter of 2009 compared to 1.13% for the second quarter of 2008. Net loan and lease charge-offs increased to $347.5 million (3.39% annualized of average loans excluding FDIC-supported assets) in the second quarter of 2009 up from $151.7 million (1.47% annualized of average loans) in the first quarter of 2009. Net loan and lease charge-offs were $67.8 million (0.67% annualized of average loans excluding FDIC-supported assets) in the second quarter of 2008. The increased provision for the second quarter of 2009 was attributable to a higher level of criticized and classified loans, higher realized loss content in these loan categories, continued deterioration in collateral values primarily in land acquisition, development and construction loans, and also higher delinquency rates in consumer and commercial loan portfolios, all of which resulted in re-estimation of some of our loss migration factors using more recent loss rates. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details. The provision for unfunded lending commitments was $7.9 million for the second quarter of 2009 compared to $1.7 million for the second quarter of 2008 due to the above mentioned re-estimation of loss factors. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and fundings, and by changes in the creditworthiness of borrowers with unfunded commitments. The related provision will generally reflect these fluctuations. When combined, the provisions for credit losses for the second quarter of 2009 were $770.6 million compared to $115.9 million for the second quarter of 2008.

The provision for loan losses for the first six months of 2009 was $1,060.3 million, 413.5% higher than the $206.5 million provision for the first six months of 2008. The increased loan loss provision for the first six months of 2009 compared to 2008 is primarily caused by a re-estimation of some of our loss migration factors, particularly with regard to problem commercial real estate loans, a higher level of criticized and classified loans, and the incorporation of the possibility of a more protracted credit cycle. The provision for unfunded lending commitments was $9.8 million for the first half of 2009 compared to $5.3 million for first half of 2008.

The Company’s expectation is that credit conditions will continue to weaken in most of our markets albeit at moderating rates. We believe general economic conditions may continue to weaken, impacting both commercial and consumer borrowers. If the above mentioned items continue, we would expect to continue to build reserves over the next several quarters.

Noninterest Income

For the second quarter of 2009, noninterest income increased 708.8% to $585.3 million compared to $72.4 million of income for the second quarter of 2008. The increase is primarily due to $466.3 million gains on swap termination and debt modification, a $40.1 million increase in fair value and nonhedge derivative income, and $23.0 million of acquisition related gains offset by $14.9 million of increased valuation losses on securities purchased and net impairment losses on investment securities in the second quarter of 2009 compared to the second quarter of 2008. Excluding the previously discussed valuation and impairment losses on securities, the gains on terminated swaps and debt modification, the acquisition related gains, and fair value and nonhedge derivative income for the second quarters of 2009 and 2008, noninterest income was $129.4 million for the second quarter of 2009 and $130.9 million for the second quarter of 2008.

ZIONS BANCORPORATION AND SUBSIDIARIES

Trust and wealth management income decreased 14.9% to $8.8 million for the second quarter of 2009 from $10.3 million for the second quarter of 2008. The decrease is primarily due to lower fees from our trust and wealth management business resulting from lower balances of assets under management and lower 12b-1 mutual fund fees due to lower balances.

Capital markets and foreign exchange income was $16.3 million for the second quarter of 2009 as compared to $12.2 million for the second quarter of 2008. The $4.1 million increase is due to increased trading income from trading of fixed income corporate bonds offset by lower public finance fees.

Dividends and other investment income decreased 74.2% to $2.7 million for the second quarter of 2009 from $10.4 million for the second quarter of 2008. The decrease is primarily due to decreased earnings of approximately $6.8 million from two investment funds and a $1.8 million decrease in Federal Home Loan Bank dividends.

Fair value and nonhedge derivative income was $20.3 million for the second quarter of 2009 compared to a loss of $19.8 million for the second quarter of 2008. The income for the second quarter of 2009 primarily reflects the acceleration of OCI amounts reclassified to income that related to previously terminated hedges and net changes in credit valuation adjustments on derivatives. The loss for the second quarter of 2008 was primarily due to decreases in the fair value of nonhedge derivatives resulting from decreasing spreads between LIBOR and prime rates.

The Company recognized net impairment losses on investment securities of $42.0 million during the second quarter of 2009 compared to $38.8 million during the second quarter of 2008. The total impairment loss for the second quarter of 2009 was $71.5 million and the illiquidity portion of the OTTI charged against OCI was $29.5 million. These OTTI losses were for certain CDOs, including bank and insurance CDOs, ABS CDOs, and REIT trust preferred CDOs. See “Investment Securities Portfolio” for additional information.

Valuation losses on securities purchased were $11.7 million, which was comprised of $6.2 million from purchases of securities from Lockhart Funding LLC, prior to fully consolidating Lockhart in June 2009, and $5.5 million for additional valuation adjustments to auction rate securities previously purchased from customers during the first quarter of 2009. The Company had no valuation losses on purchased securities during the second quarter of 2008. The $6.2 million of valuation losses on securities purchased resulted from purchases by Zions Bank from Lockhart of $141 million of previously AAA and AA-rated securities that were downgraded during the second quarter of 2009 as well as marking to fair value the remaining securities in Lockhart after it was consolidated.

Gains on swap termination and debt modification were $466.3 million in the second quarter of 2009 as a result of actions the Company took to modify subordinated debt. The Company exchanged approximately $0.2 billion of subordinated notes for new notes with the same terms. The remaining $1.2 billion of subordinated notes were modified to permit conversion on a par for par basis into either the Company’s Series A or Series C preferred stock. Net of issuance costs and debt discount on the previous debt, the pretax gain recognized in earnings from this debt modification was $305.0 million. Additionally, the Company recognized deferred gains of $161.3 million pretax on terminated swaps related to the subordinated debt that was modified.

Acquisition related gains were $23.0 million in the second quarter of 2009 due to the acquisition of failed financial institutions from the FDIC. These gains resulted from the acquisition of assets that had a fair value in excess of the fair value of liabilities assumed. The acquisitions involved loss sharing agreements with the FDIC. California Bank & Trust acquired Alliance Bank on February 6, 2009 and Nevada State Bank acquired Great Basin Bank on April 17, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

For the first six months of 2009, noninterest income increased 140.0% to $440.1 million compared to $183.4 million of income for the first six months of 2008. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Service charges and fees on deposit accounts increased $4.0 million or 3.9% for the first six months of 2009 compared to the same period of 2008. The increase reflects reduced business deposit account earnings credits due to lower interest rates.

Other service charges, commissions, and fees decreased $5.8 million or 6.9% for the first six months of 2009, compared to the same period in 2008. The decrease reflected a reduction of lending related fees, mutual fund sweep product fees, official check fees, and other fees.

Loan sales and servicing income for the first six months of 2009 decreased $3.4 million or 21.0% compared to the first six months of 2008. The decreased income is primarily due to decreased servicing fees on small business loans resulting from the dissolution of the loan securitizations in Lockhart during 2008.

Income from securities conduit decreased $2.5 million or 70.0% for the first six months of 2009 compared to the first six months of 2008. This servicing income represents fees we receive from Lockhart and decreased because of the higher cost of asset-backed commercial paper due to disruptions in the commercial paper markets and because of the diminishing size of Lockhart’s securities portfolio. In June of 2009, Lockhart was consolidated onto the books of Zions Bank and thus eliminated the income from the securities conduit. All else being equal, net interest income increased as Lockhart-related assets were brought onto the Company’s balance sheet, roughly offsetting the decrease to noninterest income.

Noninterest Expense

Noninterest expense for the second quarter of 2009 was $419.5 million, an increase of 18.4% from $354.4 million for the second quarter of 2008.

Salaries and employee benefits increased $1.1 million or 0.6% compared to the second quarter of 2008. Salaries and benefits included approximately $4.3 million of severance costs in second quarter of 2009. Full-time equivalent staffing has been reduced by 3.4% from December 31, 2008 even after adding personnel from FDIC-assisted acquisitions.

Other real estate expense increased $22.5 million compared to the second quarter of 2008. The increase is primarily due to increased OREO balances and write downs resulting from declining property values, mainly in Arizona, Nevada and Utah.

FDIC premiums increased $37.7 million as compared to the second quarter of 2008. The increase is due to increased FDIC premium rate charges on the banks’ deposits in first quarter of 2009 and the impact of an FDIC “special assessment” on assets of the Company to bolster the deposit insurance fund. The Company’s expense associated with the special assessment was approximately $24.2 million.

Other noninterest expense for the second quarter of 2009 increased $10.7 million or 18.4% compared to the second quarter of 2008. This increase is primarily due to $5.1 million of debt extinguishment costs for certain long-term FHLB debt and $7.9 million for the provision for unfunded lending commitments compared to $1.7 million in the second quarter of 2008.

For the first six months of 2009, noninterest expense increased 12.9% to $795.7 million compared to $704.5 million for the first six months of 2008. Explanations previously provided for the quarterly changes also apply to the year-to-date changes.

ZIONS BANCORPORATION AND SUBSIDIARIES

At June 30, 2009, the Company had 10,632 full-time equivalent employees, 481 domestic branches, and 584 ATMs, compared to 10,985 full-time equivalent employees, 506 domestic branches, and 625 ATMs at June 30, 2008.

Impairment Losses on Goodwill

The goodwill impairment losses of $634.0 million for the first six months of 2009 resulted from a goodwill impairment analysis completed during the first quarter of 2009 by the Company. The goodwill impairment analysis resulted in impairment losses on goodwill at the Amegy reporting unit.

The primary causes of the goodwill impairment loss in our Amegy reporting unit reflects declines in market values of peer banks in Texas and a weaker economic outlook in that state. See “Accounting for Goodwill” for further discussion of the goodwill impairment.

Income Taxes

The Company’s income tax benefit for the second quarter of 2009 was $34.2 million compared to an income tax expense of $22.0 million for the same period in 2008. The effective income tax rates, including the effects of noncontrolling interests, for the second quarter of 2009 and 2008 were 33.6% and 23.4% and for the first six months of 2009 and 2008 were 17.2% and 28.7%. The tax rate for the second quarter of 2009 was impacted by approximately $3.8 million of taxes and penalties for the one-time redemption of certain bank-owned life insurance contracts. The tax rate for the second quarter of 2008 was impacted by a $5.9 million reduction of a FIN 48 tax liability and related interest for uncertain tax positions due primarily to settlement of uncertain tax positions with governmental authorities. The lower tax rate for the first six months of 2009 compared to 2008 is mainly due to nondeductible goodwill impairment charges. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $3.0 million and $2.9 million for the first six months of 2009 and 2008, respectively.

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 4.8% to $49.3 billion for the six months of 2009 compared to $47.0 billion for the same period in 2008. Average interest-earning assets as a percentage of total average assets for the first six months of 2009 was 90.1% compared to 88.6% for the comparable period of 2008.

Average money market investments, consisting of interest-bearing deposits and commercial paper, federal funds sold and security resell agreements, increased 26.2% to $2,450 million for the first six months of 2009 compared to $1,942 million for the same period of 2008. Average money market investments for the six months of 2009 included $238 million of asset-backed commercial paper that subsidiary companies purchased from Lockhart compared to $1,147 million during the same period of 2008. The increase in the average money market investment balance during the first six months reflects the efforts by the Company to build a stronger liquidity position in first quarter of 2009 and was subsequently reduced during the second quarter of 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

Investment Securities Portfolio

The following tables present the Company’s held-to-maturity and available-for-sale investment securities at June 30, 2009, December 31, 2008, and June 30, 2008. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security and credit impairment losses. The estimated fair values are the amounts that we believe most accurately reflect assumptions that other participants in the market place would use in pricing the securities as of the dates indicated.

The first two tables present the Company’s investment securities, including asset-backed securities classified by the highest of the ratings and the lowest ratings from any of Moody’s Investors Service, Fitch Ratings or Standard & Poors as of June 30, 2009. The majority of these securities had noninvestment grade designations by one or more rating agencies at June 30, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT HIGHEST CREDIT RATING*

As of June 30, 2009

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

HELD-TO-MATURITY:
Municipal securities	$675	$672	$–	$672	$(1)	$671
Asset-backed securities:
Trust preferred securities – banks and insurance
A rated	11	11	(1)	10	(1)	9
A rated – OTTI/PIK’d [2]	1	1	(1)	–	–	–
BBB rated	17	17	(2)	15	(2)	13
Noninvestment grade	236	236	(22)	214	(35)	179

	265	265	(26)	239	(38)	201

Other
AAA rated	4	4	–	4	–	4
A rated	4	3	(1)	2	1	3
BBB rated	18	17	–	17	(9)	8
Noninvestment grade – OTTI/PIK’d [2]	13	9	(5)	4	–	4

	39	33	(6)	27	(8)	19

	979	970	(32)	938	(47)	891

AVAILABLE-FOR-SALE:
U.S. Treasury securities	26	25	1	26		26
U.S. Government agencies and corporations:
Agency securities	290	290	6	296		296
Agency guaranteed mortgage-backed securities	410	411	10	421		421
Small Business Administration loan-backed securities	787	835	(22)	813		813
Municipal securities	257	251	2	253		253
Asset-backed securities:
Trust preferred securities – banks and insurance
AAA rated	87	86	(10)	76		76
AA rated	639	479	5	484		484
A rated	367	356	(113)	243		243
BBB rated	170	146	(38)	108		108
Not rated	26	25	(4)	21		21
Noninvestment grade	386	380	(119)	261		261
Noninvestment grade – OTTI/PIK’d [2]	786	702	(359)	343		343

	2,461	2,174	(638)	1,536		1,536

Trust preferred securities – real estate investment trusts
Noninvestment grade	45	34	(12)	22		22
Noninvestment grade – OTTI/PIK’d [2]	50	43	(30)	13		13

	95	77	(42)	35		35

Auction rate securities
AAA rated	182	167	(2)	165		165
A rated	7	5	1	6		6

	189	172	(1)	171		171

Other
AAA rated	59	56	(11)	45		45
AA rated	3	2	–	2		2
BBB rated	54	51	(13)	38		38
Noninvestment grade	28	24	(15)	9		9
Noninvestment grade – OTTI/PIK’d [2]	74	29	(16)	13		13

	218	162	(55)	107		107

	4,733	4,397	(739)	3,658		3,658

Other securities:
Mutual funds and stock	246	246	–	246		246

	4,979	4,643	(739)	3,904		3,904

Total	$5,958	$5,613	$(771)	$4,842	$(47)	$4,795

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the highest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have Other Than Temporary Impairment (“OTTI”) and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT LOWEST CREDIT RATING*

As of June 30, 2009

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

HELD-TO-MATURITY:
Municipal securities	$675	$672	$–	$672	$(1)	$671
Asset-backed securities:
Trust preferred securities – banks and insurance
Noninvestment grade	264	264	(25)	239	(38)	201
Noninvestment grade – OTTI/PIK’d [2]	1	1	(1)	–	–	–

	265	265	(26)	239	(38)	201

Other
AAA rated	4	4	–	4	–	4
Noninvestment grade	22	20	(1)	19	(8)	11
Noninvestment grade – OTTI/PIK’d [2]	13	9	(5)	4	–	4

	39	33	(6)	27	(8)	19

	979	970	(32)	938	(47)	891

AVAILABLE-FOR-SALE:
U.S. Treasury securities	26	25	1	26		26
U.S. Government agencies and corporations:
Agency securities	290	290	6	296		296
Agency guaranteed mortgage-backed securities	410	411	10	421		421
Small Business Administration loan-backed securities	787	835	(22)	813		813
Municipal securities	257	251	2	253		253
Asset-backed securities:
Trust preferred securities – banks and insurance
AAA rated	6	6	–	6		6
AA rated	65	65	(9)	56		56
A rated	149	121	4	125		125
BBB rated	258	181	14	195		195
Not rated	26	25	(4)	21		21
Noninvestment grade	1,171	1,074	(284)	790		790
Noninvestment grade – OTTI/PIK’d [2]	786	702	(359)	343		343

	2,461	2,174	(638)	1,536		1,536

Trust preferred securities – real estate investment trusts
Noninvestment grade	45	34	(12)	22		22
Noninvestment grade – OTTI/PIK’d [2]	50	43	(30)	13		13

	95	77	(42)	35		35

Auction rate securities
AAA rated	175	161	(2)	159		159
BBB rated	7	5	1	6		6
Noninvestment grade	7	6	–	6		6

	189	172	(1)	171		171

Other
AAA rated	30	28	(8)	20		20
AA rated	5	5	(1)	4		4
A rated	8	7	–	7		7
BBB rated	6	4	(1)	3		3
Noninvestment grade	95	89	(29)	60		60
Noninvestment grade – OTTI/PIK’d [2]	74	29	(16)	13		13

	218	162	(55)	107		107

	4,733	4,397	(739)	3,658		3,658

Other securities:
Mutual funds and stock	246	246	–	246		246

	4,979	4,643	(739)	3,904		3,904

Total	$5,958	$5,613	$(771)	$4,842	$(47)	$4,795

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the lowest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have Other Than Temporary Impairment (“OTTI”) and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2008			June 30, 2008
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value [1]	Estimated fair value

HELD-TO-MATURITY:
Municipal securities	$697	$697	$695	$693	693	$688
Asset-backed securities:
Trust preferred securities – banks and insurance	1,188	1,004	677	1,376	1,134	975
Trust preferred securities – real estate investment trusts	36	27	21	36	27	18
Other	76	63	51	73	60	48
Other debt securities	–	–	–	1	1	1

	$1,997	$1,791	$1,444	$2,179	1,915	$1,730

AVAILABLE-FOR-SALE:
U.S. Treasury securities	$28	$29	$29	$40	41	$41
U.S. Government agencies and corporations:
Agency securities	323	325	325	425	425	425
Agency guaranteed mortgage-backed securities	406	410	410	428	431	431
Small Business Administration loan-backed securities	693	667	667	723	706	706
Municipal securities	178	180	180	201	202	202
Asset-backed securities:
Trust preferred securities – banks and insurance	807	661	661	754	687	687
Trust preferred securities – real estate investment trusts	27	24	24	44	41	41
Small business loan-backed	–	–	–	13	13	13
Other	102	72	72	112	103	103

	2,564	2,368	2,368	2,740	2,649	2,649

Other securities:
Mutual funds and stock	308	308	308	169	169	169

	2,872	2,676	2,676	2,909	2,818	2,818

Total	$4,869	$4,467	$4,120	$5,088	$4,733	$4,548

[1]	Carrying value is disclosed due to changes related to the transfer of available-for-sale investment securities to held-to-maturity during the second quarter of 2008.

The amortized cost of investment securities at June 30, 2009 increased 15.3% from the balance at December 31, 2008. The change was largely due to Zions Bank purchasing securities from Lockhart ($678 million), the Company purchasing auction rate securities from customers ($237 million), securities acquired in the FDIC assisted transactions of the failed Alliance Bank and failed Great Basin Bank ($180 million), the impact of the adoption of FSP FAS 115-2 and 124-2 ($230 million) offset by OTTI write-downs, valuation losses on security purchases, and security maturity paydowns. See further discussion of securities purchases from Lockhart in “Off-Balance Sheet Arrangement.” As discussed further in “Risk Elements: Market Risk – Fixed Income,” changes in fair value on available-for-sale securities have been reflected in shareholders’ equity through accumulated other comprehensive income (“OCI”).

At June 30, 2009, 6.8% of the $3.9 billion of fair value of available-for-sale securities portfolio as shown previously was valued at Level 1, 44.8% was valued at Level 2, and 48.4% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $2,625 million and the fair value of these securities was $1,889 million. The securities valued at Level 3 were comprised of CDOs and auction rate securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at the end of the second quarter was $736 million. As of June 30, 2009, we believe that the par amounts of the Level 3 available-for-sale securities for which no OTTI has been recognized do not differ from the amounts we currently anticipate realizing on settlement or maturity. See “Critical Accounting Policies and Significant Estimates” for further details about the CDO securities pricing methodologies.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the second quarter of 2009, the Company reassessed the classification of certain asset-backed and trust preferred CDOs and reclassified approximately $557 million at fair value of held-to-maturity securities to available-for-sale. These securities were downgraded from an investment grade to a noninvestment grade rating by at least one rating agency during the second quarter of 2009. No gain or loss was recognized in the statement of income at the time of reclassification. During the first six months of 2009, the Company reclassified $596 million at fair value of securities from HTM to AFS.

We review investment securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, estimated credit impairment, if any, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. During the second quarter of 2009, the Company incurred $42.0 million of credit-related OTTI charges recorded in earnings and $29.5 million pretax of OTTI related to illiquidity recorded in OCI. The Company incurred $124.6 million of credit-related OTTI charges recorded in earnings and $112.5 million pretax of OTTI related to illiquidity recorded in OCI during the first six months of 2009. The collateral in these securities deemed to have OTTI includes bank and insurance trust preferred debt; debt issued by commercial income REITS, commercial mortgage-backed securities, residential mortgage REITs, and homebuilders. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review. See “Other-than-Temporary Impairment – Debt Investment Securities” for further details about the OTTI accounting policy.

The Company recognized valuation losses in the second quarter of 2009 of $11.7 million which included $6.2 million in marking securities purchased from Lockhart Funding LLC to fair value as well as marking to fair value the remaining securities in Lockhart after it was consolidated and $5.5 million for additional valuation adjustments to auction rate securities previously purchased from customers. The Company recognized valuation losses in the first half of 2009 of $187.9 million on securities purchased from Lockhart under the terms of the Liquidity agreement and $24.2 million on auction rate securities purchased from bank customers at par.

During the first half of 2008 the Company recognized valuation losses of $5.2 million on securities purchased from Lockhart. These securities purchased from Lockhart in 2009 and 2008 consisted of REIT CDOs and bank and insurance trust preferred CDOs. See “Consolidation of Off-Balance Sheet Arrangement” for further details about Lockhart.

The following schedules provide additional information on the below investment grade rated bank and insurance trust preferred CDOs portion of the AFS and HTM portfolio with aggregate data on those securities which have been determined to not have OTTI at June 30, 2009 and those which have been determined to be OTTI at or prior to June 30, 2009. The schedules utilize the current lowest rating to identify those securities below investment grade. The schedules segment the securities by original ratings level to provide granularity on the seniority level of the securities, the distribution of unrealized losses, and on pool level performance and projections. The best and worst pool level statistic for each original ratings subgroup is presented. These statistics are not from a single security.

ZIONS BANCORPORATION AND SUBSIDIARIES

BELOW INVESTMENT GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOS BY ORIGINAL

RATINGS LEVEL

As of June 30, 2009

(Amounts in millions)	Number of securities	% of portfolio	Total				Average Holding [1]
			Par value	Amortized cost	Fair value	Unrealized gain (loss)	Par value	Amortized cost	Fair value	Unrealized gain (loss)

Original Ratings of Securities, Non-OTTI
Original AAA	23	33.9%	$789.8	$693.0	$529.1	$(163.9)	$32.9	$28.9	$22.0	$(6.8)
Original A	37	39.5%	806.4	805.7	518.4	(287.3)	16.5	16.4	10.6	(5.9)
Original BBB	10	4.3%	87.1	87.0	59.2	(27.8)	8.7	8.7	5.9	(2.8)

Total Non-OTTI			1,683.3	1,585.7	1,106.7	(479.0)

Original Ratings of Securities, OTTI:
Original A	26	19.7%	466.4	402.9	201.4	(201.5)	14.6	12.6	6.3	(6.3)
Original BBB	7	2.6%	72.9	52.9	26.2	(26.7)	9.1	6.6	3.3	(3.3)

Total OTTI			539.3	455.8	227.6	(228.2)

Total Non Investment Grade Bank and Insurance CDOs			$2,222.6	$2,041.5	$1,334.3	$(707.2)

[1]	The Company may have more than one holding of the same security.

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW INVESTMENT GRADE RATED

BANK AND INSURANCE TRUST PREFERRED CDOS

As of June 30, 2009

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing [1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as % of performing collateral [4]		PV of expected cash flows discounted at coupon rate as % of par [5]		Lifetime additional projected loss [6]

Original Ratings of Securities, Non-OTTI:
Original AAA
Best	BB	29	29	0.00%	0.00%	72.10%		100		6.97%
Weighted Average		45	37	4.45%	14.61%	39.63%		100		10.11%
Worst	CCC	37	25	7.89%	28.51%	19.80%		98	[7]	20.75%

Original A
Best	BB	32	32	0.00%	0.00%	30.36%		100		6.47%
Weighted Average		41	36	2.43%	8.19%	3.08%		100		8.57%
Worst	C	6	4	9.43%	19.82%	-10.90%	[8]	100		13.29%

Original BBB
Best	B	38	38	0.00%	0.00%	13.37%		100		6.47%
Weighted Average		43	39	1.43%	6.67%	1.24%		100		8.14%
Worst	C	41	31	7.89%	15.95%	-11.87%	[8]	100		9.21%

Original Ratings of Securities, OTTI:
Original A
Best	BB	63	57	0.00%	1.69%	30.36%		100		5.32%
Weighted Average		44	36	6.06%	14.02%	-6.68%		86		10.50%
Worst	C	20	12	18.60%	20.56%	-42.11%		66		12.93%

Original BBB
Best	CC	63	56	1.49%	9.52%	-4.38%		92		8.10%
Weighted Average		45	36	4.96%	15.66%	-9.62%		78		11.14%
Worst	C	38	28	6.00%	20.56%	-14.42%		64		12.24%

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
[2]	Collateral is indentified as defaulted when a regulator closes an issuing bank.
[3]	Collateral is indentified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
[4]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and 60% on deferring collateral. The numerator is all collateral less the sum of 100% of defaulted, 60% of deferring collateral and the amount of each CDO’s debt which is senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of 100% of defaulted collateral and 60% of deferring collateral. For further details on the loss assumption on deferrals see “Critical Accounting Policies and Significant Estimates”. The Company’s experience as of June 30, 2009 is 100% loss on defaults and a 38% loss on deferrals due to transitioning to default with 62% of deferring collateral remaining within allowable deferral period.

[5]

For OTTI securities, this statistic approximates the extent of OTTI credit losses taken. For the methodology used in determining OTTI credit loss see “Other-than-Temporary Impairment – Debt Investment Securities”.

[6]	For the methodology for projecting future credit losses see “Critical Accounting Policies and Significant Estimates”.

ZIONS BANCORPORATION AND SUBSIDIARIES

[7]	Although cash flows project a return of 98% of par, they project full recovery of amortized cost and therefore no OTTI exists.
[8]	Negative subordination is projected to be remedied by excess spread prior to maturity.

The investment securities portfolio at June 30, 2009 includes $683 million of nonrated fixed income securities. These securities include $657 million of nonrated municipal securities underwritten and structured by Zions Bank in accordance with its established municipal credit standards and $25 million of individual trust preferred bank securities. Nonrated fixed income securities were $707 million at December 31, 2008 and $719 million at June 30, 2008.

Loan Portfolio

Net loans and leases at June 30, 2009 were $41.4 billion, an annualized decrease of 1.2% from December 31, 2008 and a decrease of 0.8% from the balance at June 30, 2008. Excluding the $0.9 billion of FDIC supported assets from acquisitions of failed banks at June 30, 2009, on-balance sheet net loans and leases decreased approximately $1.1 billion or 5.4% annualized during the first six months and decreased approximately $1.2 billion or 2.9% from June 30, 2008 due to pay-downs, charge-offs, and a lack of qualified borrowers requesting credit.

The following table sets forth the loan portfolio by type of loan:

(In millions)	June 30, 2009	December 31, 2008	June 30, 2008

Commercial lending:
Commercial and industrial	$10,588	$11,447	$11,247
Leasing	423	431	492
Owner occupied	8,782	8,743	8,912

Total commercial lending	19,793	20,621	20,651

Commercial real estate:
Construction and land development	6,848	7,516	7,891
Term	6,795	6,196	5,939

Total commercial real estate	13,643	13,712	13,830

Consumer:
Home equity credit line	2,086	2,005	1,794
1-4 family residential	3,781	3,877	3,914
Construction and other consumer real estate	599	774	852
Bankcard and other revolving plans	344	374	332
Other	342	385	436

Total consumer	7,152	7,415	7,328

Foreign loans	67	43	65

FDIC-supported assets [1]	875

Total loans	$41,530	$41,791	$41,874

[1]	FDIC-supported assets represent assets acquired from the FDIC subject to loss sharing agreements and include expected reimbursements from the FDIC of approximately $81 million.

Excluding the addition of the FDIC-supported assets from the Alliance Bank and Great Basin Bank transactions, the loan portfolio contraction during the first six months was concentrated primarily in commercial lending principally at Amegy and Zions Bank and secondarily in commercial construction and land development loans principally at CB&T, NBA, Amegy and NSB. We did have loan growth in the commercial real estate term category principally at Zions Bank, CB&T and Amegy.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	June 30, 2009	December 31, 2008	June 30, 2008

Bank-owned life insurance	$610	$623	$613
Federal Home Loan Bank and Federal Reserve stock [1]	225	220	337
SBIC investments [2]	66	66	71
Non-SBIC investment funds and other	100	93	85
Investments in ADC arrangements [3]	18	16	2
Other public companies	13	12	32
Trust preferred securities	14	14	14

	$1,046	$1,044	$1,154

[1]	Includes $123 million in FHLB and $102 million in FRB stock at June 30, 2009.
[2]	Amounts include noncontrolling investors’ interests in Zions’ managed SBIC investments of approximately $24 million, $26 million and $24 million as of the respective dates.
[3]

Investments in Acquisition Development and Construction (“ADC”) arrangements are loans that do not qualify for loan accounting under GAAP; therefore these loans are accounted for as noninterest-bearing investments.

Deposits

Average total deposits for the first six months of 2009 increased 16.0% compared to the same period in 2008, with interest-bearing deposits increasing 16.5% and noninterest-bearing deposits increasing 14.3%.

Total deposits at the end of the second quarter of 2009 increased to $42.6 billion, an annualized increase of 6.4% from the balances reported at December 31, 2008, and increased 13.4% over the June 30, 2008 amounts. Actual and average deposits for the six months of 2009 include deposits related to failed bank FDIC-assisted acquisitions.

Demand, savings and money market deposits comprised 78.2% of total deposits at the end of the second quarter of 2009, compared with 74.9% and 73.7% as of December 31, 2008 and June 30, 2008, respectively.

During the second half of 2008, the Company increased brokered deposits to serve as an additional source of liquidity for the Company. At June 30, 2009, total deposits included $2,870 million of brokered deposits compared to $3,269 million at December 31, 2008 and $124 million at June 30, 2008. The average balance of brokered deposits for the first six months of 2009 was $3,308 million and for the first six months of 2008 was $77 million.

Consolidation of Off-Balance Sheet Arrangement

The Company administered a qualifying special-purpose entity (“QSPE”) securities conduit, Lockhart Funding LLC, which was established in 2000. Lockhart was structured to purchase AAA-rated and other government agency securities and AAA-rated securities that are collateralized by small business loans originated or purchased by Zions Bank; such loans were originated during and prior to 2005. Lockhart obtained funding through the issuance of asset-backed commercial paper.

ZIONS BANCORPORATION AND SUBSIDIARIES

Lockhart ceased issuance of asset backed commercial paper on April 21, 2009 after Moody’s downgraded Zions Bank, as Liquidity Bank, from P1 to NP and downgraded Lockhart as a consequence. At that point, Lockhart’s longest maturity of commercial paper notes was a $3 million note due to mature on September 15, 2009.

Effective June 5, 2009, Zions Bank became a holder of over 90% of Lockhart’s commercial paper notes, causing Lockhart to no longer be a QSPE and thus requiring consolidation of Lockhart by Zions Bank.

At June 30, 2009, Lockhart’s assets totaled $10 million at book value and were fully consolidated by the Company. Lockhart’s remaining security portfolio was exclusively SBA-backed securities. After commercial paper notes of Lockhart matured on July 1, 2009, the remaining outstanding commercial paper notes of Lockhart totaled $3 million.

The Program Documents did not provide for cancellation of previously issued Asset Backed Commercial Paper (“ABCP”). Accordingly, Lockhart Funding LLC and its Program Documents will terminate upon the final maturity of Lockhart’s Commercial Paper Notes on September 15, 2009 as agreed in an executed Termination Agreement dated May 29, 2009 between all involved parties.

Under the terms of a liquidity facility, prior to Lockhart’s consolidation Zions Bank purchased, during the second quarter of 2009, $141 million of securities from Lockhart at book value. Zions Bank recognized losses of $6.2 million in marking these securities to fair value as well as marking to fair value the remaining securities in Lockhart after it was consolidated. For the six months ended June 30, 2009, Zions Bank purchased $678 million of securities from Lockhart at book value and recognized losses of $187.9 million in marking the securities to fair value.

See “Liquidity Risk Management” and Note 4 of the Notes to Consolidated Financial Statements for additional information on Lockhart.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to management and to the Credit Review Committee of the Board of Directors.

Management continually develops new analytics to enhance its ability to assess and manage credit risk. One recent development is an enhancement to our internal loan loss database that provided the ability to refine our segmentation by bank, loan segment, and loan grade. This enhancement provided management with loss factors applicable to adversely graded credits which reflect more recent collateral values and loss outcomes for a portion of the portfolio, and which substantially informed management’s decision to substantially increase the allowance for credit losses during the second quarter.

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

With regard to credit risk associated with counterparties to off-balance sheet credit instruments, Zions Bank and Amegy have International Swap Dealer Association (“ISDA”) agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between Zions Bank and Amegy and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value on the derivative and the credit rating of the party with the obligation. The credit rating used in these situations is provided by either Moody’s or Standard & Poor’s. This means that a counterparty with a “AAA” rating would be obligated to provide less collateral to secure a major credit exposure than one with an “A” rating. All derivative gains and losses between Zions Bank or Amegy and a single counterparty are netted to determine the net credit exposure and therefore the collateral required. We have no exposure to credit default swaps.

Another aspect of the Company’s credit risk management strategy is to pursue the diversification of the loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. As set forth in the following table, at June 30, 2009 no single loan category exceeded 25.5% of the Company’s total loan portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2009		December 31, 2008		June 30, 2008
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans

Commercial lending:
Commercial and industrial	$10,588	25.5%	$11,447	27.4%	$11,247	26.9%
Leasing	423	1.0%	431	1.0%	492	1.2%
Owner occupied	8,782	21.1%	8,743	20.9%	8,912	21.3%

Commercial real estate:
Construction and land development	6,848	16.5%	7,516	18.0%	7,891	18.8%
Term	6,795	16.4%	6,196	14.8%	5,939	14.2%

Consumer:
Home equity credit line	2,086	5.0%	2,005	4.8%	1,794	4.3%
1-4 family residential	3,781	9.1%	3,877	9.3%	3,914	9.3%
Construction and other consumer real estate	599	1.5%	774	1.9%	852	2.0%
Bankcard and other revolving plans	344	0.8%	374	0.9%	332	0.8%
Other	342	0.8%	385	0.9%	436	1.0%

Foreign loans	67	0.2%	43	0.1%	65	0.2%

FDIC-supported assets [1]	875	2.1%

Total loans	$41,530	100.0%	$41,791	100.0%	$41,874	100.0%

[1]	FDIC-supported assets represent assets acquired from the FDIC subject to loss sharing agreements and include expected reimbursements from the FDIC of approximately $81 million.

The Company attempts to avoid the risk of an undue concentration of credits in a particular industry, trade group, property type, or with an individual customer or counterparty. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries.

Lending to finance land acquisition, development and construction is a core business for the Company. Declines in the availability of mortgage financing to buyers of newly constructed homes and commercial properties and continuing weakness in real estate markets are having an adverse impact on the operations of some of the Company’s customers.

The assets acquired from the failed Alliance Bank and Great Basin Bank included nonperforming loans and other loans with characteristics indicative of a high credit risk profile, including substantial concentrations in California and Nevada, loans with homebuilders and other construction finance loans. Because most of these loans are covered under loss sharing agreements with the FDIC (“FDIC-supported assets”) for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank loans and $40 million of credit losses for the Great Basin Bank loans and 95% of the credit losses in excess of $275 million for Alliance Bank loans and $40 million for Great Basin Bank loans, the Company’s financial exposure to losses from these assets is substantially limited. To the extent actual losses exceed the Company’s estimates at acquisition, the Company’s financial risk would only be its share of those losses under the Loss Sharing Agreements. These FDIC-supported assets represent approximately 2.1% of the Company’s total loan portfolio.

The Company’s level of credit quality continued to weaken during the second quarter of 2009. The deterioration in credit quality is mainly related to the weakness in development and construction activity in the Southwest that started in the latter half of 2007. Although not to the degree experienced in the Southwestern states, some signs of deterioration also surfaced in Utah/Idaho during the first quarter of 2008

ZIONS BANCORPORATION AND SUBSIDIARIES

and in the Texas market in the fourth quarter of 2008. Construction and land development loans in Nevada and Arizona remain the most troubled segments of the portfolio. The most meaningful declines in commercial real estate credit quality during the first half of 2009 were in Nevada, Texas, and Utah. The Company experienced increased criticized and classified loans in its commercial loan portfolio during the second quarter of 2009 in Utah, Texas, and Colorado and loan delinquencies were essentially unchanged throughout the loan portfolio. In light of continued weak economic conditions, it is not yet possible to forecast the timing of improvement in credit quality measures.

The Company’s ability to obtain remargining or additional equity on loans from borrowers is partially a function of the stage of the downturn in each state, in our footprint, where the borrower resides. The Company has a greater ability to obtain remargining in Texas, Utah and Colorado because of where these states are in the earlier stages of the downturn.

The Company does not pursue subprime residential mortgage lending, including option ARM and negative amortization loans. It does have approximately $573 million of stated income with generally high FICO scores (a credit score developed by the Fair Isaac Corporation) at origination, including “one-time close” loans to finance the construction of a home, which convert into permanent jumbo mortgages. This portfolio began to show significant credit quality deterioration in the second half of 2008. At June 30, 2009, approximately $86 million of the stated income loans have low FICO scores reflective of the current economic environment.

A more comprehensive discussion of our credit risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2008.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans

Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND GEOGRAPHY

(Amounts in millions) CRE loan type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Washington	Other [1]	Total	% of total CRE

Commercial term
Balance outstanding	6/30/09	$921.5	345.7	1,596.2	765.6	450.0	881.8	677.3	187.0	969.9	6,795.0	49.8%
% of loan type		13.6%	5.1%	23.5%	11.3%	6.6%	13.0%	10.0%	2.7%	14.2%	100.0%
Delinquency rates [2]:
30-89 days	6/30/09	2.0%	1.8%	2.9%	10.0%	0.4%	3.2%	2.0%	0.3%	5.4%	3.6%
	12/31/08	0.5%	0.9%	0.4%	1.8%	–	0.7%	1.8%	–	4.4%	1.4%
≥ 90 days	6/30/09	0.7%	0.2%	1.9%	2.6%	0.3%	1.9%	1.4%	0.3%	3.3%	1.7%
	12/31/08	0.2%	0.9%	0.1%	1.2%	–	0.2%	1.0%	–	3.0%	0.8%
Accruing past due
90 days	6/30/09	$1.3	–	5.1	1.8	–	0.7	0.2	–	1.6	10.7
	12/31/08	1.9	–	–	2.4	–	–	–	–	7.5	11.8
Nonaccrual loans	6/30/09	5.6	5.1	31.3	26.2	1.9	34.6	9.0	0.5	31.7	145.9
	12/31/08	0.5	2.8	2.0	6.7	0.4	4.5	6.4	–	20.3	43.6

Commercial construction and land development
Balance outstanding	6/30/09	$560.2	84.8	448.4	671.6	258.7	1,579.5	433.3	91.2	430.0	4,557.7	33.4%
% of loan type		12.3%	1.9%	9.8%	14.7%	5.7%	34.7%	9.5%	2.0%	9.4%	100.0%
Delinquency rates [2]:
30-89 days	6/30/09	18.5%	–	5.2%	22.5%	4.4%	5.2%	10.6%	8.3%	5.6%	9.9%
	12/31/08	2.8%	–	2.4%	10.5%	0.5%	2.1%	6.6%	1.8%	6.1%	4.1%
≥ 90 days	6/30/09	11.7%	–	3.6%	19.6%	4.1%	2.9%	9.5%	14.0%	5.6%	7.6%
	12/31/08	0.7%	–	–	8.5%	0.5%	0.2%	2.9%	–	6.1%	2.2%
Accruing past due
90 days	6/30/09	$–	–	2.3	–	7.9	1.2	7.7	–	–	19.1
	12/31/08	1.8	–	–	25.4	–	–	8.1	–	18.6	53.9
Nonaccrual loans	6/30/09	113.6	–	17.0	169.9	6.5	54.4	33.5	12.8	24.8	432.5
	12/31/08	27.4	–	11.1	66.2	1.4	14.0	4.3	–	6.3	130.7

Residential construction and land development
Balance outstanding	6/30/09	$462.5	68.4	231.7	136.3	205.4	587.9	431.9	49.8	116.4	2,290.3	16.8%
% of loan type		20.2%	3.0%	10.1%	6.0%	9.0%	25.6%	18.8%	2.2%	5.1%	100.0%
Delinquency rates [2]:
30-89 days	6/30/09	22.8%	12.1%	33.9%	46.4%	9.7%	5.6%	28.8%	0.5%	11.2%	19.5%
	12/31/08	16.7%	7.3%	9.3%	38.8%	6.9%	3.3%	20.4%	0.5%	8.6%	13.1%
≥ 90 days	6/30/09	16.6%	4.4%	30.1%	31.2%	5.9%	3.3%	27.8%	0.5%	6.3%	15.3%
	12/31/08	12.3%	2.3%	7.7%	20.9%	5.6%	2.4%	18.8%	0.5%	4.5%	9.6%
Accruing past due
90 days	6/30/09	$2.7	–	7.8	9.1	–	1.9	18.2	–	–	39.7
	12/31/08	7.2	–	–	1.0	–	0.7	9.6	0.3	–	18.8
Nonaccrual loans	6/30/09	114.0	5.8	72.6	68.1	12.1	85.8	101.9	0.2	7.3	467.8
	12/31/08	99.3	5.8	45.6	50.5	15.0	18.6	88.7	–	19.3	342.8
Total construction and land development	6/30/09	1,022.7	153.2	680.1	807.9	464.1	2,167.4	865.2	141.0	546.4	6,848.0
Total commercial real estate	6/30/09	$1,944.2	498.9	2,276.3	1,573.5	914.1	3,049.2	1,542.5	328.0	1,516.3	13,643.0	100.0%

[1]	No other geography exceeded $203 million for all three loan types.
[2]	Delinquency rates include nonaccrual loans.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Interest reserves are generally established as an expense item in the budget for a real estate construction or development loan. It has proven preferable for the borrower to put their total amount of available equity into the project at the inception of the construction, rather than holding enough of their available funds to pay the interest during the construction period. This enables the bank to maximize the amount of equity obtained and control the amount of money set aside to pay interest on the construction loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. At any time during the life of the credit that the project is determined not to be viable, the bank has the ability to discontinue the use of the interest reserve and take appropriate action to protect its collateral position via negotiation and/or legal action as deemed appropriate. At June 30, 2009, Zions affiliates have 645 loans with an outstanding balance of $1.5 billion where available interest reserves amount to $150 million. In instances where projects have been determined nonviable, the interest reserves have been frozen.

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

Nonperforming Assets

Nonperforming lending related assets include nonaccrual loans and other real estate owned. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Consumer loans are placed on nonaccrual status at 90 days. Generally, closed-end non-real estate secured consumer loans are charged off prior to 120 days past due. Open-end consumer loans adequately secured by real estate are placed on nonaccrual status at 90 days. Open-end credit card consumer loans are charged off when they become 180 days past due. Nonaccrual loans also include nonaccrual restructured loans to provide a reduction or deferral of interest or principal payments. This generally occurs when the financial condition of a borrower deteriorates to the point that the borrower needs to be given temporary or permanent relief from the original contractual terms of the loan. Other real estate owned is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

The following table sets forth the Company’s nonperforming lending related assets:

(Amounts in millions)	June 30, 2009	December 31, 2008	June 30, 2008

Nonaccrual loans	$1,629	$946	$570
Other real estate owned	294	192	125

Nonperforming assets, excluding FDIC-supported assets	1,923	1,138	695
FDIC-supported assets [1]	136

Total	$2,059	$1,138	$695

% of net loans and leases [2], excluding FDIC-supported assets, and other real estate owned	4.68%	2.71%	1.66%

% of net loans and leases [2] and other real estate owned	4.91%	2.71%	1.66%

Accruing loans past due 90 days or more, excluding FDIC-supported assets	$178	$130	$109
Accruing loans past due 90 days or more	197	130	109

% of net loans and leases [2], excluding FDIC-supported assets	0.44%	0.31%	0.26%

% of net loans and leases [2]	0.47%	0.31%	0.26%

[1]	FDIC-supported assets represent assets acquired from the FDIC subject to loss sharing agreements.
[2]	Includes loans held for sale.

Total nonperforming lending related assets were $2,059 million at June 30, 2009 ($1,923 million excluding FDIC-supported assets) compared to $1,138 million at December 31, 2008 and $695 million at June 30, 2008. The increase related mainly to commercial real estate loans primarily in Texas, Nevada, Arizona and California and to commercial and industrial loans primarily in Texas and Utah.

ZIONS BANCORPORATION AND SUBSIDIARIES

Total nonaccrual loans at June 30, 2009 increased $683 million from the balances at December 31, 2008, which included increases of $367 million for nonaccrual construction and land development loans and $180 million for commercial lending. Nonperforming assets are expected to increase further over the next several quarters. Nonperforming assets excluding FDIC-supported assets increased $275 million during the quarter compared to an increase of $510 million during the first quarter of 2009.

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

The Company’s total recorded investment in impaired loans was $1,431 million at June 30, 2009, compared with $770 million at December 31, 2008 and $467 million at June 30, 2008. Estimated losses on impaired loans are included in the allowance for loan losses. At June 30, 2009, the allowance for loan losses included $86 million for impaired loans with a recorded investment of $382 million. At December 31, 2008, the allowance included $52 million for impaired loans with a $306 million recorded investment, and at June 30, 2008 the allowance included $35 million for impaired loans with a $164 million recorded investment.

The amount of accruing loans past due 90 days or more excluding FDIC-supported assets was $178 million at June 30, 2009 compared to $130 million at December 31, 2008 and $109 million at June 30, 2008.

In addition to the lending related nonperforming assets, the Company also has $165 million in carrying value of investments in debt securities that are on nonaccrual status at June 30, 2009.

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

For commercial loans, we use historical loss experience factors by loan segment, adjusted for changes in trends and conditions, to help determine an indicated allowance for each portfolio segment. During the second quarter of 2009, the Company re-estimated certain of the loss reserve factors based on a newly updated migration analysis reflecting more recent loss experience. These factors are evaluated and updated using migration analysis techniques and other considerations based on the makeup of the specific segment. These other considerations include:

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

The Company has initiated a comprehensive review of its allowance for loan losses methodology with a view towards updating and conforming this methodology across all of its banking subsidiaries. The Company began implementing this updated methodology and expects that these changes will be phased in beginning in 2009. The newly updated migration analysis and resulting loss factors discussed above are a part of that phase-in.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(Amounts in millions)	Six Months Ended June 30, 2009	Twelve Months Ended December 31, 2008	Six Months Ended June 30, 2008

Loans and leases outstanding, excluding FDIC-supported assets (net of unearned income)	$40,525	$41,659	$41,714

Average loans and leases outstanding, excluding FDIC-supported assets (net of unearned income)	$41,187	$40,795	$39,782

Allowance for loan losses:
Balance at beginning of period	$687	$459	$459
Allowance associated with purchased securitized loans	–	2	2
Allowance of loans and leases sold	–	(1)	–
Provision charged against earnings	1,060	648	206
Loans and leases charged-off:
Commercial lending	(170)	(100)	(39)
Commercial real estate	(277)	(269)	(76)
Consumer	(64)	(45)	(14)

Total	(511)	(414)	(129)

Recoveries:
Commercial lending	4	9	3
Commercial real estate	5	7	5
Consumer	3	5	3

Total	12	21	11

Net loan and lease charge-offs	(499)	(393)	(118)
Reclassification to reserve for unfunded lending commitments	–	(28)	–

Balance at end of period	$1,248	$687	$549

Ratio of annualized net charge-offs to average loans and leases, excluding FDIC-supported assets	2.42%	0.96%	0.60%

Ratio of allowance for loan losses to net loans and leases, excluding FDIC-supported assets, at period end	3.08%	1.65%	1.32%

Ratio of allowance for loan losses to nonperforming loans, excluding FDIC-supported assets, at period end	76.63%	72.58%	96.29%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, excluding FDIC-supported assets	69.07%	63.84%	80.84%

The increased provision for the first six months of 2009 resulted from continued deterioration in commercial real estate and commercial and industrial loan portfolios, re-estimation of certain of the Company’s loss reserve factors based on a newly updated migration analysis reflecting more recent loss experience, and to incorporate the possibility of a more protracted credit cycle.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the reserve for unfunded lending commitments:

(In millions)	Six Months Ended June 30, 2009	Twelve Months Ended December 31, 2008	Six Months Ended June 30, 2008

Balance at beginning of period	$50.9	$21.5	$21.5
Reclassification from allowance for loan losses	–	27.9	–
Provision charged against earnings	9.8	1.5	5.3

Balance at end of period	$60.7	$50.9	$26.8

The following table sets forth the total allowance and reserve for credit losses:

(In millions)	June 30, 2009	December 31, 2008	June 30, 2008

Allowance for loan losses	$1,248	$687	$549
Reserve for unfunded lending commitments	61	51	27

Total allowance and reserve for credit losses	$1,309	$738	$576

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

We monitor interest rate risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the expected changes in the fair values of equity in response to changes in interest rates. The Company’s policy is to maintain duration of equity between -3% to +7%. At the present time, management has deemed it appropriate to operate with negative duration greater than -3% due to the unusually low level of interest rates and the potential for future inflationary pressures to apply upward pressure on interest rates.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

	June 30, 2009		December 31, 2008
	Low	High	Low	High

Duration of equity:
Range (in years)
Base case	-4.6	-2.5	-2.5	0.9
Increase interest rates by 200 bp	-3.8	-2.0	-2.4	0.7

Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	1.3%	4.0%	-1.1%	1.5%
Decrease interest rates by 200 bp [1]	-3.8%	-3.2%	-2.4%	-1.8%

[1]	In the event that a 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

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

At June 30, 2009, the Company had $78.6 million of trading account assets and $51.1 million of securities sold, not yet purchased compared with $42.1 million and $51.7 million of trading assets and $35.7 million and $46.4 million of securities sold, not yet purchased at December 31, 2008 and June 30, 2008, respectively.

The Company is exposed to market risk through changes in fair value and other than temporary impairment of held-to-maturity and available-for-sale securities. The Company also is exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in fair value in available-for-sale securities and interest rate swaps are included in OCI each quarter. During the second quarter of 2009, the after-tax change in OCI attributable to held-to-maturity and available-for-sale securities was $11.7 million, and the change attributable to interest rate swaps was $(39.1) million, for a net decrease to shareholders’ equity of $27.4 million. If any of the AFS securities or HTM securities transferred from AFS become other than temporarily impaired, any loss in OCI is reversed and the impairment is charged to operations. See “Investment Securities Portfolio” for additional information on other-than-temporary impairment.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Liquidity is managed centrally for both the Parent and its subsidiary banks. The Parent’s cash requirements consist primarily of debt service, investment in and advances to subsidiaries, operating expenses, income taxes, and dividends to preferred and common shareholders, including the CPP preferred equity issued to the Treasury. The Parent’s cash needs are met through a combination of dividends from its subsidiaries, investment income, subsidiaries’ proportionate share of current income taxes, management and other fees, bank lines, equity contributed through the exercise of stock options, commercial paper, and long-term debt and equity issuances.

ZIONS BANCORPORATION AND SUBSIDIARIES

Most of the Company’s subsidiary banks have seen reduced profitability or posted losses in recent quarters, and therefore are currently unable to reliably pay dividends. Also, earnings on the Parent’s investment portfolio have been reduced. Cash earnings from subsidiaries and investments currently do not cover the Parent’s interest and dividend payments, and the Company does not expect cash receipts from its subsidiaries and investments to cover those payments for the remainder of 2009. In addition, the Parent has had to increase its investment in several of its bank subsidiaries in order to maintain their “well capitalized” status. The Company has reduced the dividend on its common stock in several stages to $.01 per share per quarter, in order to conserve both capital and cash. Federal Reserve Board Supervisory Letter SR 09-4, dated February 24, 2009, reiterates and expands previous guidance regarding the payment of common dividends and dividends on more senior capital instruments in times of stress on earnings and capital ratios.

General financial market and economic conditions, both of which have been highly stressed since mid-2008 or earlier, as well as the Company’s debt ratings, have adversely impacted the Company’s access to external financing. One rating agency, Moody’s, has downgraded the Company’s senior debt rating to B2, while Standard & Poors, Fitch and DBRS all rate the Company’s senior debt at a low investment grade. All of the agencies have indicated that continued high loan losses and/or losses related to the Company’s investment portfolio of CDOs could erode capital levels and cause further downgrades in the Company’s debt ratings. Additional information regarding rating actions may be found below.

Since September, 2008, the primary sources of cash available to the Parent in the capital markets have been (1) unsecured 1-2 year senior notes issued by the Parent, (2) issuance of new shares of common stock, and (3) the FDIC’s TLGP debt program, under which the Company issued its maximum allowed $254.9 million on January 21, 2009. Additional information regarding financing actions may be found below. In the summer of 2009 some other financing markets began to reopen for regional and larger banking companies, but there can be no assurance that the Company will have access to these markets at any given time.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents the Parent’s balance sheets at June 30, 2009 and December 31, 2008:

Parent Only Condensed Balance Sheets

(In thousands)	June 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$78	$2,135
Interest-bearing deposits	674,829	980,528
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $3,735 and $191,952)	3,847	197,841
Available-for-sale, at fair value	322,734	59,153
Trading account, at fair value	49	956
Loans, net of unearned fees of $328 and $379 and allowance for loan losses of $703 and $643)	23,963	22,901
Other noninterest-bearing investments	78,372	76,219
Investments in subsidiaries:
Commercial banks and bank holding company	5,814,675	6,266,229
Other operating companies	78,203	69,291
Nonoperating – Zions Municipal Funding, Inc. [1]	141,302	464,570
Receivables from subsidiaries:
Commercial banks	511,000	760,500
Other	3,700	14,800
Other assets	126,523	411,584

	$7,779,275	$9,326,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$189,232	$252,519
Commercial paper:
Due to affiliates	29,989	55,996
Due to others	1,019	15,451
Other short-term borrowings	31,636	235,550
Subordinated debt to affiliated trusts	309,278	309,300
Long-term debt	1,660,189	1,956,195

Total liabilities	2,221,343	2,825,011

Shareholders’ equity:
Preferred stock	1,491,730	1,581,834
Common stock	2,779,896	2,599,916
Retained earnings	1,668,608	2,433,363
Accumulated other comprehensive income (loss)	(368,164)	(98,958)
Deferred compensation	(14,138)	(14,459)

Total shareholders’ equity	5,557,932	6,501,696

	$7,779,275	$9,326,707

[1]	Zions Municipal Funding, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

Operating cash flows, while normally constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and its subsidiary banks. For the first six months of 2009, operations contributed $366 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

At June 30, 2009, the Parent also has secured a line of credit of $100 million with one of its subsidiary banks. No amounts were outstanding under this line at June 30, 2009. Interest on this line is at a variable rate based on specified indices. Actual amounts that may be borrowed at any given time are based on determined collateral requirements.

ZIONS BANCORPORATION AND SUBSIDIARIES

On April 20, 2009, Moody’s downgraded its ratings for the Parent on senior unsecured debt to B2, on subordinated debt to B3, and on short-term/commercial paper to NP; also its outlook was Negative. Additionally, on April 22, 2009, S&P downgraded its ratings for the Parent on long-term issuer/senior unsecured debt to BBB-, on subordinated debt to BB+, and on short-term/commercial paper to A-3; also its outlook was Negative. On April 22, 2009, Dominion downgraded its ratings for the Parent on long-term issuer/senior unsecured debt to BBB, on subordinated debt to BBB (low), and on short-term/commercial paper to R-2(middle); also its outlook was Watch Negative. On June 30, 2009, Fitch downgraded its ratings for the Parent on long-term issuer/senior unsecured debt to BBB, on subordinated debt to BBB-, and on short-term/commercial paper to F2; also its outlook was Negative.

On July 22, 2009, Dominion downgraded the ratings of Zions and its related entities, including its Issuer and Senior debt rating to BBB (low) from BBB. It also downgraded Zions’ banking subsidiaries’ Deposits and Senior debt ratings to BBB from BBB (high). With the exception of its AAA rated FDIC-guaranteed debt, which remains on Stable trend, all ratings were placed on Negative trend.

On January 21, 2009, we issued $254.9 million of senior floating rate notes due June 21, 2012 at a coupon rate of three-month LIBOR plus 37 basis points. The debt is guaranteed under the FDIC’s TLGP that became effective on November 21, 2008.

The Company repaid senior medium-term notes of $67 million during the first quarter of 2009 and $137 million during the second quarter of 2009. The Company issued $36 million of senior medium term notes during the second quarter of 2009.

In the second quarter the Company received $123.7 million of cash net of expense from the issuance of common stock. We used $46.4 million of cash to tender for $100.5 million par value of Series A preferred stock.

The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At June 30, 2009, these core deposits, excluding brokered deposits, in aggregate, constituted 84.1% of consolidated deposits, compared with 81.9% of consolidated deposits at December 31, 2008. The Company has also obtained brokered deposits to serve as an additional source of liquidity for the Company. At June 30, 2009, total brokered deposits were $2.9 billion, down from $3.3 billion at December 31, 2008 and up from $124 million at June 30, 2008. For the first six months of 2009, increases in deposits resulted in net cash inflows of $76 million.

On October 3, 2008, the FDIC increased deposit insurance to $250,000 through December 31, 2009 and in May 2009 extended the increased insurance coverage through December 31, 2013. The FDIC has also implemented a program to provide full deposit insurance coverage for noninterest-bearing transaction deposit accounts through December 31, 2009, unless insured banks elected to opt out of the program. The Company did not opt out of this program.

The Federal Home Loan Bank (“FHLB”) system is also a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first six months of 2009, the activity in short-term FHLB borrowings resulted in a net cash inflow of approximately $10 million. The subsidiary banks are required to invest in FHLB stock to maintain their borrowing capacity. The Company is aware of recent news reports and FHLB member bank press releases regarding the financial strength of the FHLB system.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company is actively monitoring its ability to borrow from the FHLB. At June 30, 2009, the subsidiary banks’ total investment in FHLB stock was $123 million.

The Federal Reserve Board has a temporary program to make 28-day loans to banks in the United States and to foreign banks through foreign central banks. These loans are made using an auction process. The Company’s banking subsidiaries – Zions Bank, CB&T, and Amegy – are currently participating in this program and may continue to do so as long as money can be borrowed at an attractive rate. Amounts that can be borrowed are based upon the amount of collateral pledged to the Federal Reserve Bank. Borrowings outstanding under this program were $200 million at March 31, 2009 and $1.8 billion at December 31, 2008. The $200 million outstanding at March 31, 2009 matured and was repaid on April 24, 2009 and no amounts were outstanding at June 30, 2009.

At June 30, 2009, the amount available for additional FHLB and Federal Reserve borrowings was approximately $13.7 billion. An additional $1.8 billion could be borrowed upon the pledging of additional available collateral.

Zions Bank has in prior years used asset securitizations to sell loans and provide a flexible alternative source of funding. As a QSPE securities conduit sponsored by Zions Bank, Lockhart has purchased and held credit-enhanced securitized assets resulting from certain small business loan securitizations. During the first six months of 2009 Zions Bank purchased $678 million of securities from Lockhart at book value under the terms of a liquidity facility Zions Bank provided to Lockhart. During the second quarter of 2009, Lockhart was consolidated onto the books of Zions Bank as a result of Zions Bank holding of over 90% of Lockhart’s ABCP. See “Consolidation of Off-Balance Sheet Arrangement” for information about Lockhart and the Liquidity Agreement.

The Company’s investment activities can provide or use cash. For the first six months of 2009, investment securities activities resulted in an increase in investment securities holdings primarily due to Zions Bank purchasing securities from Lockhart under the terms of the Liquidity Agreement and a net decrease of cash in the amount of $666 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, loan growth has resulted in net cash outflows from a funding standpoint, however, for the first six months of 2009, organic loan activity resulted in a net cash inflow of $512 million.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

During the second quarter of 2009, the Company took capital actions that improved the capital ratios of the Company. The Company announced a plan to issue $250 million of common stock over two to three quarters in 2009. On June 1, 2009, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Goldman, Sachs & Co. (“Goldman Sachs”), pursuant to which the Company may offer and sell through or to Goldman Sachs, from time to time, shares of the Company’s common stock, with an aggregate sales price of up to $250 million. Sales of common stock are made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices or to Goldman Sachs for resale at a price to be agreed upon by the Company and Goldman Sachs. During the period from June 1 through June 30, 2009, the Company issued approximately $126.5 million of new common stock consisting of 9,177,658 shares at an average share price of $13.79 per share under the Equity Distribution Agreement. Net of issuance costs and fees, including $2.5 million in commissions paid to Goldman Sachs, these sales added $123.7 million to common equity.

Additionally, the Company purchased 4,020,435 depositary shares (each share representing a 1/40th ownership interest in a share of preferred stock) at a price of $11.50 per depositary share, or an aggregate amount of $46.4 million including accrued dividends. At a $25 per depositary share liquidation preference, the purchase reduced the $240 million carrying value of the Series A preferred stock by approximately $100.5 million. Net of related costs, the redemption resulted in a $52.4 million increase to retained earnings. Finally, the Company recognized directly in equity a $45.3 million after-tax gain for the conversion option of modified debt as discussed below.

Also, as disclosed previously, the Company modified $1.2 billion of subordinated notes to permit conversion on a par for par basis into either the Company’s Series A or Series C preferred stock. Net of issuance costs and debt discount on the previous debt, the pretax gain recognized in earnings from this debt modification was approximately $305.0 million. As a result of the subordinated debt modification transaction, the Company also recognized deferred gains of approximately $161.3 million pretax on terminated swaps related to the subordinated debt.

Total controlling interest shareholders’ equity on June 30, 2009 was $5,558 million compared to $6,502 million at December 31, 2008, and $5,274 million at June 30, 2008. The Company’s capital ratios were as follows:

				Percentage
	June 30,	December 31,	June 30,	required to be
	2009	2008	2008	well capitalized

Tangible common equity ratio	5.66%	5.89%	5.51%	na
Tangible equity ratio	8.59%	8.91%	6.01%	na
Average equity to average assets (three months ended)	10.41%	11.18%	10.01%	na

Risk-based capital ratios:
Tier 1 leverage	9.89%	9.99%	7.20%	na [1]
Tier 1 risk-based capital	9.66%	10.22%	7.45%	6.00%
Total risk-based capital	12.87%	14.32%	11.58%	10.00%

[1]	There is no Tier 1 leverage component in the definition of a well capitalized holding company.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. As of June 30, 2009, the Company and each of its subsidiary banks exceeded the “well capitalized” guidelines under regulatory standards.

The decrease in total controlling interest shareholders’ equity from December 31, 2008 is primarily due to net losses recognized during the first six months of 2009 including non-cash expenses resulting from goodwill impairment and the negative impact of increased after tax unrealized losses of $132 million on investment securities and derivatives included in OCI and a preferred stock redemption offset by second quarter capital raising actions including issuance of common stock and a subordinated debt modification gain. The increase in total controlling interest shareholders’ equity from June 30, 2008 is primarily due to several capital raising actions taken during in 2009 as described above and capital raising actions taken during 2008 which included the Company receiving $1.4 billion from the issuance of nonvoting senior preferred stock to the U.S. Department of Treasury under the Treasury’s CPP in November 2008 and the Company issuing $250 million of new common stock in September 2008.

At June 30, 2009, regulatory Tier 1 risk-based capital and total risk-based capital were $5,235 million and $6,976 million compared to $5,269 million and $7,386 million at December 31, 2008, and $3,685 million and $5,732 million at June 30, 2008, respectively. The significant decline in the Company’s regulatory Tier 1 risk-based capital and total risk-based capital ratios at June 30, 2009 from December 31, 2008 is primarily due to the previously discussed investment securities ratings downgrades which increased total risk weighted assets resulting in a decrease in the ratios.

Dividends of $0.04 per common share were paid in the second quarter of 2009 and $0.43 per common share were paid in the second quarter of 2008. For the three months ended June 30, 2009, the Company paid $4.6 million in dividends on common stock compared to $46.2 million in the same period of 2008. At its July 2009 meeting, the Company’s Board of Directors declared a dividend of $0.01 per share of common stock. The dividend is payable August 26, 2009 to shareholders of record as of the close of business on August 12, 2009. Under the terms of the CPP, the Company may not increase the dividend on its common stock above $0.32 per share per quarter during the period the senior preferred shares are outstanding without adversely impacting the Company’s interest in the program or without permission from the U.S. Department of the Treasury.

During the six months ended June 30, 2009, the Company recorded $51.7 million for preferred dividends compared to $4.9 million during the comparable period in 2008. During the second quarter of 2009, the Company recorded $25.4 million for preferred dividends compared to $2.5 million during the comparable period in 2008.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

	June 30,	December 31,	June 30,
(Amounts in millions)	2009	2008	2008

Total shareholders’ equity	$5,582.0	$6,529.0	$5,299.1
Subtract:
Goodwill	1,017.4	1,651.4	2,009.5
Core deposit and other intangibles	121.7	125.9	132.5

Tangible shareholders’ equity	4,442.9	4,751.7	3,157.1

Subtract:
Preferred stock	1,491.7	1,581.8	240.0
Noncontrolling interests	24.0	27.3	25.5

Tangible common controlling interest shareholders’ equity	$2,927.2	$3,142.6	$2,891.6

Total assets	$52,875.0	$55,092.8	$54,630.9
Subtract:
Goodwill	1,017.4	1,651.4	2,009.5
Core deposit and other intangibles	121.7	125.9	132.5

Tangible assets	$51,735.9	$53,315.5	$52,488.9

Tangible common equity ratio	5.66%	5.89%	5.51%

Tangible equity ratio	8.59%	8.91%	6.01%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company believes there have been no significant changes in risk factors compared to the factors identified in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2008; however, this filing contains updated disclosures related to significant risk factors discussed in “Consolidation of Off-Balance Sheet Arrangement.” “Credit Risk Management,” “Market Risk – Fixed Income,” and “Liquidity Risk Management.” Further, restrictions on executive compensation in the Emergerncy Economic Stabilization Act and the American Recovery and Reinvestment Act (for which the Treasury published implementing regulations during the second quarter of 2009) may adversely impact the Company’s ability to recruit and retain senior executive talent.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the second quarter of 2009:

	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

Period

April	32,960	$12.07	–	$56,250,315
May	44,128	12.96	–	56,250,315
June	536	14.11	–	56,250,315

Quarter	77,624	12.59	–

[1]	All share repurchases during the second quarter of 2009 were made to pay for payroll taxes upon the vesting of restricted stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The annual meeting of shareholders of the Registrant was held on June 2, 2009. The total number of shares eligible for voting was 115,335,668.

b)	Election of Directors

Proxies were solicited by the Company’s management pursuant to Regulation 14A of the Securities Exchange Act of 1934. Those directors nominated (Proposal 1) in the proxy statement are shown under c) following. There was no solicitation opposing management’s nominees for directors and all such

ZIONS BANCORPORATION AND SUBSIDIARIES

nominees were elected pursuant to the vote of the shareholders. Directors whose terms of office continued after the meeting were:

Stephen D. Quinn	Roger B. Porter	L. E. Simmons
Jerry C. Atkin	Shelley Thomas Williams	Steven C. Wheelwright

c)	The matters voted upon and the results were as follows:

1)	Nomination and election of directors (Proposal 1):

	For	Against	Abstain
R. D. Cash	83,021,860	3,092,212	151,234

Patricia Frobes	83,490,923	2,622,886	151,497

J. David Heaney	83,824,831	2,287,911	152,563

Harris H. Simmons	82,657,316	3,488,478	119,512

2)	To approve amendments to the Company’s 2005 stock option and incentive plan. (Proposal 2).

For	Against	Abstain
52,640,367	5,367,098	28,257,841

3)	That the shareholders of Zions Bancorporation request its Board of Directors to take the steps necessary to eliminate classification of terms of its Board of Directors to require that all Directors stand for election annually. The Board declassification shall be completed in a manner that does not affect the unexpired terms of the previously elected Directors (Proposal 3).

For	Against	Abstain
81,164,240	5,101,066	0

4)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 (Proposal 4):

For	Against	Abstain
85,040,864	1,149,561	74,881

5)	To approve, on a nonbinding advisory basis, of the compensation paid to the Company’s executive officers named in the proxy statement with respect to the fiscal year ending December 31, 2008 (Proposal 5):

For	Against	Abstain
70,590,550	15,067,307	607,449

6)	Shareholders proposal – That the Board Adopt “Say on Pay” Policy. (Proposal 6):

For	Against	Abstain
24,099,387	32,456,225	29,709,694

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS

a) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-Q for the quarter ended March 31, 2009.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated June 30, 2009, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 2, 2009.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.10	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009 (filed herewith).

3.11	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009 (filed herewith).

3.12	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

10.1	Amended and Restated Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.2	Standard Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.3	Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.4	Standard Directors Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

*	Incorporated by reference

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

Date: August 10, 2009