Form 10-Q
period 2009-09-30
ZIONS BANCORPORATION /UT/
filed 2009-11-09
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at October 31, 2009	138,209,896 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2009	December 31, 2008	September 30, 2008
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$992,940	$1,475,976	$1,441,957
Money market investments:
Interest-bearing deposits and commercial paper	2,234,337	2,332,759	568,875
Federal funds sold	44,056	83,451	274,129
Security resell agreements	52,539	286,707	170,009
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $835,814, $1,443,555 and $1,587,006)	877,105	1,790,989	1,917,354
Available-for-sale, at fair value	3,547,092	2,676,255	2,792,236
Trading account, at fair value (includes $0, $538 and $531 transferred as collateral under repurchase agreements)	76,709	42,064	45,769

	4,500,906	4,509,308	4,755,359
Loans held for sale	206,387	200,318	152,095
Loans:
Loans and leases excluding FDIC-supported assets	39,782,240	41,791,237	41,876,371
FDIC-supported assets	2,025,425	–	–

	41,807,665	41,791,237	41,876,371
Less:
Unearned income and fees, net of related costs	134,629	132,499	140,773
Allowance for loan losses	1,432,715	686,999	609,433

Loans and leases, net of allowance	40,240,321	40,971,739	41,126,165

Other noninterest-bearing investments	1,061,464	1,044,092	1,170,367
Premises and equipment, net	698,225	687,096	675,480
Goodwill	1,017,385	1,651,377	2,009,504
Core deposit and other intangibles	123,551	125,935	133,989
Other real estate owned	359,187	191,792	156,817
Other assets	1,872,374	1,532,241	1,339,422

	$53,403,672	$55,092,791	$53,974,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$11,453,247	$9,683,385	$9,413,484
Interest-bearing:
Savings and NOW	5,392,096	4,452,919	4,341,873
Money market	17,413,735	16,826,846	14,087,288
Time under $100,000	2,784,593	2,974,566	2,954,116
Time $100,000 and over	3,949,684	4,756,218	4,468,225
Foreign	2,014,626	2,622,562	3,325,915

	43,007,981	41,316,496	38,590,901

Securities sold, not yet purchased	39,360	35,657	29,528
Federal funds purchased	1,008,181	965,835	1,179,197
Security repurchase agreements	509,014	899,751	734,379
Other liabilities	651,139	669,111	649,672
Commercial paper	2,449	15,451	40,493
Federal Home Loan Bank advances and other borrowings:
One year or less	42,962	2,039,853	4,690,784
Over one year	18,803	128,253	128,855
Long-term debt	2,599,895	2,493,368	2,334,044

Total liabilities	47,879,784	48,563,775	48,377,853

Shareholders’ equity:
Preferred stock, without par value, authorized 3,000,000 shares	1,524,722	1,581,834	286,949
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 136,398,089, 115,344,813, and 115,302,598 shares	2,974,256	2,599,916	2,482,517
Retained earnings	1,487,707	2,433,363	2,968,242
Accumulated other comprehensive income (loss)	(469,112)	(98,958)	(157,305)
Deferred compensation	(15,218)	(14,459)	(14,376)

Controlling interest shareholders’ equity	5,502,355	6,501,696	5,566,027
Noncontrolling interests	21,533	27,320	30,288

Total shareholders’ equity	5,523,888	6,529,016	5,596,315

	$53,403,672	$55,092,791	$53,974,168

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$586,246	$663,677	$1,749,688	$1,995,227
Interest on loans held for sale	2,434	1,916	8,272	7,632
Lease financing	5,125	5,515	14,453	17,100
Interest on money market investments	1,195	9,267	6,114	40,608
Interest on securities:
Held-to-maturity – taxable	4,864	21,780	33,139	39,965
Held-to-maturity – nontaxable	5,806	6,319	17,867	18,972
Available-for-sale – taxable	23,460	25,044	72,145	122,459
Available-for-sale – nontaxable	1,830	1,697	5,286	5,459
Trading account	842	437	2,236	1,277

Total interest income	631,802	735,652	1,909,200	2,248,699

Interest expense:
Interest on savings and money market deposits	54,554	90,720	194,056	274,851
Interest on time and foreign deposits	42,780	74,837	158,036	264,519
Interest on short-term borrowings	2,325	50,164	12,006	158,507
Interest on long-term borrowings	56,093	27,928	100,589	87,618

Total interest expense	155,752	243,649	464,687	785,495

Net interest income	476,050	492,003	1,444,513	1,463,204
Provision for loan losses	565,930	156,606	1,626,208	363,080

Net interest income after provision for loan losses	(89,880)	335,397	(181,695)	1,100,124

Noninterest income:
Service charges and fees on deposit accounts	54,466	53,695	159,087	154,347
Other service charges, commissions and fees	39,227	42,794	117,745	127,137
Trust and wealth management income	8,209	8,865	24,124	28,842
Capital markets and foreign exchange	12,106	12,257	41,621	34,850
Dividends and other investment income	2,597	7,042	13,689	30,361
Loan sales and servicing income	2,359	3,633	15,250	19,959
Income from securities conduit	–	336	1,086	3,960
Fair value and nonhedge derivative income (loss)	58,092	(26,155)	82,412	(42,157)
Equity securities gains (losses), net	(1,805)	12,971	339	14,918
Fixed income securities gains, net	1,900	135	3,539	1,988
Impairment losses on investment securities:
Impairment losses on investment securities	(198,378)	(28,022)	(435,509)	(107,568)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	141,863		254,352

Net impairment losses on investment securities	(56,515)	(28,022)	(181,157)	(107,568)
Valuation losses on securities purchased	–	–	(212,092)	(5,204)
Gains on swap termination and debt modification	–		466,333
Acquisition related gains	146,153		169,130
Other	3,951	2,059	9,716	11,549

Total noninterest income	270,740	89,610	710,822	272,982

Noninterest expense:
Salaries and employee benefits	205,433	208,995	612,014	619,640
Occupancy, net	28,556	30,552	83,534	84,715
Furniture and equipment	25,320	24,281	75,189	73,629
Other real estate expense	30,419	7,126	72,510	10,254
Legal and professional services	9,076	11,297	27,116	30,743
Postage and supplies	7,680	9,257	24,126	27,582
Advertising	4,418	6,782	17,244	20,653
FDIC premiums	19,820	5,286	76,320	14,113
Amortization of core deposit and other intangibles	7,575	8,096	21,539	25,107
Provision for unfunded lending commitments	36,537	(3,264)	46,291	2,044
Other	59,873	63,868	174,498	168,316

Total noninterest expense	434,707	372,276	1,230,381	1,076,796

Impairment loss on goodwill	–	–	633,992	–

Income (loss) before income taxes	(253,847)	52,731	(1,335,246)	296,310
Income taxes (benefit)	(98,565)	11,214	(284,531)	83,147

Net income (loss)	(155,282)	41,517	(1,050,715)	213,163
Net income (loss) applicable to noncontrolling interests	(2,394)	3,757	(4,143)	(3,544)

Net income (loss) applicable to controlling interest	(152,888)	37,760	(1,046,572)	216,707
Preferred stock dividends	(26,603)	(4,409)	(78,336)	(9,316)
Preferred stock redemption	–		52,418

Net earnings (loss) applicable to common shareholders	$(179,491)	$33,351	$(1,072,490)	$207,391

Weighted average common shares outstanding during the period:
Basic shares	127,581	108,407	119,248	107,176
Diluted shares	127,581	108,497	119,248	107,333

Net earnings (loss) per common share:
Basic	$(1.41)	$0.31	$(8.99)	$1.94
Diluted	(1.41)	0.31	(8.99)	1.93

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount

Balance, December 31, 2008	$1,581,834	115,344,813	$2,599,916	$2,433,363	$(98,958)	$(14,459)	$27,320	$6,529,016
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and 124-2				137,462	(137,462)			–
Comprehensive loss:
Net loss for the period				(1,046,572)			(4,143)	(1,050,715)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(82,003)
Reclassification for net realized losses on investments recorded in operations					96,545
Noncredit-related impairment losses on securities not expected to be sold					(152,531)
Accretion of securities with noncredit-related impairment losses not expected to be sold					963
Net unrealized losses on derivative instruments					(95,666)

Other comprehensive loss					(232,692)			(232,692)

Total comprehensive loss								(1,283,407)
Preferred stock redemption	(100,511)		1,763	52,266				(46,482)
Subordinated debt converted to preferred stock	27,757							27,757
Dividends on preferred stock	15,642			(78,336)				(62,694)
Issuance of common stock		20,503,925	311,259					311,259
Subordinated debt modification			45,326					45,326
Net stock issued under employee plans and related tax benefits		549,351	15,992					15,992
Dividends on common stock, $.09 per share				(10,476)				(10,476)
Change in deferred compensation						(759)		(759)
Other changes in noncontrolling interests							(1,644)	(1,644)

Balance, September 30, 2009	$1,524,722	136,398,089	$2,974,256	$1,487,707	$(469,112)	$(15,218)	$21,533	$5,523,888

Balance, December 31, 2007	$240,000	107,116,505	$2,212,237	$2,910,692	$(58,835)	$(11,294)	$30,939	$5,323,739
Cumulative effect of change in accounting principle, adoption of FAS 159				(11,471)	11,471			–
Comprehensive income:
Net income for the period				216,707			(3,544)	213,163
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(207,190)
Foreign currency translation					(52)
Reclassification for net realized losses on investments recorded in operations					63,463
Net unrealized gains on derivative instruments					33,104
Pension and postretirement					734

Other comprehensive loss					(109,941)			(109,941)

Total comprehensive income								103,222
Issuance of preferred stock	46,949		(503)					46,446
Issuance of common stock		7,194,079	244,889					244,889
Stock issued under dividend reinvestment plan		39,857	1,261					1,261
Net stock issued under employee plans and related tax benefits		952,157	24,633					24,633
Dividends on preferred stock				(9,316)				(9,316)
Dividends on common stock, $1.29 per share				(138,370)				(138,370)
Change in deferred compensation						(3,082)		(3,082)
Other changes in noncontrolling interests							2,893	2,893

Balance, September 30, 2008	$286,949	115,302,598	$2,482,517	$2,968,242	$(157,305)	$(14,376)	$30,288	$5,596,315

Total comprehensive income (loss) for the three months ended September 30, 2009 and 2008 was $(256,230) and $42,537, respectively.

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(155,282)	$41,517	$(1,050,715)	$213,163
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment and valuation losses on investment securities, goodwill, and long-lived assets	56,515	30,261	1,027,241	115,011
Gains on swap termination and debt modification	–	–	(466,333)	–
Acquisition related gains	(146,153)	–	(169,130)	–
Debt extinguishment cost	–	–	5,103	–
Provision for credit losses	602,467	153,342	1,672,499	365,124
Depreciation of premises and equipment	18,731	17,918	55,824	52,830
Amortization	65,249	19,729	101,273	48,996
Deferred income tax benefit	(48,989)	(48,293)	(158,650)	(119,187)
Share-based compensation	7,297	8,875	22,641	23,255
Excess tax benefits from share-based compensation	(4)	(128)	(33)	(527)
Equity securities losses (gains), net	1,805	(12,971)	(339)	(14,918)
Fixed income securities gains, net	(1,900)	(135)	(3,539)	(1,988)
Net decrease (increase) in trading securities	1,899	5,901	(34,645)	(15,819)
Principal payments on and proceeds from sales of loans held for sale	462,313	224,344	1,608,039	887,700
Originations of loans held for sale	(412,247)	(221,828)	(1,609,246)	(851,599)
Net write-down of and losses from sales of other real estate owned	26,221	6,300	61,761	9,028
Net gains on sales of loans, leases and other assets	(948)	(1,713)	(11,248)	(14,984)
Income from increase in cash surrender value of bank-owned life insurance	(5,928)	(6,393)	(18,083)	(18,994)
Change in accrued income taxes	(119,817)	8,861	(187,216)	(68,764)
Change in accrued interest receivable	11,074	14,171	48,261	36,390
Change in other assets	(30,987)	164,171	(97,921)	82,898
Change in other liabilities	14,037	90,954	(53,540)	58,321
Change in accrued interest payable	1,662	1,308	(25,030)	(10,016)
Other, net	13,376	(892)	9,105	7,959

Net cash provided by operating activities	360,391	495,299	726,079	783,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	(877,777)	250,244	375,680	487,195
Proceeds from maturities and paydowns of investment securities held-to-maturity	75,494	28,379	130,397	82,271
Purchases of investment securities held-to-maturity	(14,041)	(43,162)	(45,830)	(83,345)
Proceeds from sales of investment securities available-for-sale	127,737	82,422	666,127	586,878
Proceeds from maturities and paydowns of investment securities available-for-sale	162,725	382,356	390,442	3,021,041
Purchases of investment securities available-for-sale	(74,882)	(459,523)	(1,530,131)	(2,786,420)
Proceeds from sales of loans and leases	22,995	211,808	72,886	260,947
Securitized loans purchased	–	(8,639)	–	(1,165,943)
Loan and lease originations, net of collections	479,745	(358,017)	991,706	(2,288,981)
Net decrease (increase) in other noninterest-bearing investments	(895)	(6,624)	12,214	(120,492)
Proceeds from sales of premises and equipment and other assets	1,527	106	6,263	8,534
Purchases of premises and equipment	(14,489)	(37,999)	(72,172)	(81,806)
Proceeds from sales of other real estate owned	70,007	14,875	167,619	33,866
Net cash received from acquisitions	305,464	688,940	452,415	688,940

Net cash provided by (used in) investing activities	263,610	745,166	1,617,616	(1,357,315)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2009	2008	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(1,065,061)	$250,943	$(989,336)	$936,107
Net change in short-term funds borrowed	(360,996)	(1,904,974)	(2,482,307)	(794,175)
Repayments of FHLB advances over 90 days and up to one year	–	–	(110,311)	–
Proceeds from FHLB advances and other borrowings over one year	–	–	90	3,500
Repayments of FHLB advances and other borrowings over one year	(79)	(619)	(109,540)	(2,257)
Proceeds from issuance of long-term debt	405,724	–	696,952	28,495
Debt issuance and extinguishment costs	(4,383)	(64)	(22,466)	(675)
Repayments of long-term debt	(69)	(137,000)	(207)	(155,025)
Proceeds from issuance of preferred stock	–	46,446	–	46,446
Cash paid for preferred stock redemption	(152)	–	(46,482)	–
Proceeds from issuance of common stock	187,518	244,914	311,259	246,355
Payments to redeem common stock	(146)	(55)	(1,246)	(2,635)
Excess tax benefits from share-based compensation	4	128	33	527
Dividends paid on preferred stock	(21,368)	(4,409)	(62,694)	(9,316)
Dividends paid on common stock	(1,258)	(45,542)	(10,476)	(137,109)

Net cash provided by (used in) financing activities	(860,266)	(1,550,232)	(2,826,731)	160,238

Net decrease in cash and due from banks	(236,265)	(309,767)	(483,036)	(413,198)
Cash and due from banks at beginning of period	1,229,205	1,751,724	1,475,976	1,855,155

Cash and due from banks at end of period	$992,940	$1,441,957	$992,940	$1,441,957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$139,077	$239,041	$462,846	$793,697
Net payment made (cash refund received) for income taxes	90	42,150	(29,924)	259,402
Noncash items:
Amortized cost of investment securities held-to-maturity transferred to investment securities available-for-sale	–	–	1,058,159	–
Fair value of investment securities available-for-sale transferred to investment securities held-to-maturity	–	–	–	1,226,832
Loans transferred to other real estate owned	158,603	57,951	391,929	192,425
Subordinated debt transferred to common stock as a result of debt modification	–	–	45,326	–
Subordinated debt converted to preferred stock	27,757	–	27,757	–
Acquisitions:
Assets acquired	1,611,693	66,192	2,981,279	66,192
Liabilities assumed	1,553,040	737,116	2,929,448	737,116

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2009

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Zions Bancorporation (“the Parent”) and its majority-owned subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Subsequent events have been evaluated through November 9, 2009, the date of filing these financial statements with the Securities and Exchange Commission (“SEC”).

Operating results for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2008 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. With the issuance of SFAS 168, the FASB Accounting Standards Codification (“the Codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. This change is effective for financial statements issued for interim or annual periods ending after September 15, 2009. Accordingly, all specific references herein to generally accepted accounting principles (“GAAP”) refer to the Codification and not to the pre-Codification literature.

The Codification does not modify existing GAAP nor any guidance issued by the SEC. Nonauthoritative accounting literature is excluded from the Codification. To improve usability, the Codification does include certain SEC guidance. GAAP accounting standards used to populate the Codification are superseded, with the exception of certain standards yet to be codified as of September 30, 2009, including SFAS 166 and 167 described subsequently.

ZIONS BANCORPORATION AND SUBSIDIARIES

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R). These Statements modify the accounting for transfers of financial assets and the determination of what entities must be consolidated, and will have a significant effect on securitizations and special-purpose entities. We will adopt these Statements effective January 1, 2010, as required. Management is evaluating the impact these Statements may have on the Company’s financial statements.

FASB ASC 855 includes new guidance on subsequent events that became effective for the second quarter of 2009. The definition of subsequent events was modified and entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. Adoption of this guidance was not significant to the Company’s financial statements.

FASB ASC 810 includes new requirements for presenting consolidated financial statements, which we adopted January 1, 2009, as required. Under the new view of an economic entity in consolidated financial statements, the presentation of noncontrolling (or minority) interests has been changed in that all operating amounts attributable to a noncontrolling interest are included in the statement of income and accumulated balances are included as a separate component of equity. Also required is the allocation of losses to a noncontrolling interest even when such losses result in a negative carrying balance. The effect of adoption was not significant to the Company’s financial statements. As of January 1, 2009, minority interest of $27.3 million was reclassified to shareholders’ equity and reported as noncontrolling interests. As required, retrospective application was made to all prior periods for comparative presentation.

FASB ASC 260 includes new guidance which clarifies that unvested share-based payment awards with rights to receive nonforfeitable dividends are participating securities and should be included in the computation of earnings per share. We adopted this guidance effective January 1, 2009 and were required to retrospectively adjust earnings per share information, which was not significant to any prior period included in the accompanying financial statements.

Additional accounting guidance recently adopted is discussed where applicable in the Notes to Consolidated Financial Statements.

3.	MERGER AND ACQUISITION ACTIVITY

Effective January 1, 2009, we adopted new accounting provisions under FASB ASC 805 relating to business combinations. Among the most significant changes is the elimination of the step acquisition model used with previous accounting. Upon initially obtaining control, the acquirer now recognizes 100% of all acquired assets (including goodwill) and all assumed liabilities regardless of the percentage owned. Certain transaction and restructuring costs must be expensed as incurred. Changes to the acquirer’s existing income tax valuation allowances and uncertainty accruals from a business combination must be recognized as an adjustment to current income tax expense and not to goodwill over the subsequent annual period.

On July, 17, 2009, CB&T acquired the banking operations of the failed Vineyard Bank from the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The acquisition consisted of approximately $1.6 billion of assets, including $1.4 billion of loans, $1.5 billion of deposits, and 16 branches mostly located in the Inland Empire area of Southern California. CB&T assumed Vineyard’s deposit obligations other than brokered deposits, and purchased most of Vineyard’s assets, including all loans, at a discount of $242 million to stated value. CB&T received approximately $87.5 million in cash from the FDIC and entered into a loss sharing agreement in which the FDIC will bear 80% of the first $465 million of losses on loans and other real estate owned and 95% of any losses above that amount for a period of up to ten years.

ZIONS BANCORPORATION AND SUBSIDIARIES

On April 17, 2009, NSB acquired the banking operations of the failed Great Basin Bank of Nevada headquartered in Elko, Nevada, from the FDIC as receiver. The acquisition consisted of approximately $212 million of assets, including the entire loan portfolio, $209 million of deposits, and five branches in Northern Nevada. NSB received approximately $17.8 million in cash from the FDIC and entered into a loss sharing agreement in which the FDIC will assume 80% of the first $40 million of losses on loans and other real estate owned and 95% of any losses above that amount for a period of up to ten years.

On February 6, 2009, CB&T acquired the banking operations of the failed Alliance Bank headquartered in Culver City, California from the FDIC as receiver. The acquisition consisted of approximately $1.1 billion of assets, including the entire loan portfolio, $1.0 billion of deposits, and five branches. CB&T received approximately $10 million in cash from the FDIC and entered into a loss sharing agreement in which the FDIC will assume 80% of the first $275 million of credit losses and 95% of any losses above that amount for a period of up to ten years.

As a result of these loss sharing arrangements, the acquired loans and foreclosed assets are presented separately in the Company’s balance sheet as “FDIC-supported assets.” These assets were recorded at fair value without a corresponding allowance for credit losses. Because the fair value of net assets acquired exceeded cost, and taking into consideration the amounts of cash received from the FDIC, the Company recognized acquisition related gains of $146.2 million and $169.1 million during the three and nine months ended September 30, 2009, respectively.

The following summarizes the carrying value of FDIC-supported assets at September 30, 2009 for (1) acquired loans accounted for under FASB ASC 310 which have evidence of credit deterioration and for which it is probable that not all contractual payments will be collected, (2) acquired loans without evidence of credit deterioration, and (3) all other acquired assets and estimated loss reimbursement from FDIC (in thousands):

	Loans with deterioration	Loans without deterioration	Other	Total

Commercial lending	$69,012	$456,108		$525,120
Commercial real estate	385,958	570,997		956,955
Consumer	17,758	107,660		125,418
Other real estate owned			$54,714	54,714
Estimated loss reimbursement from FDIC	240,784	122,434		363,218

Total FDIC-supported assets	$713,512	$1,257,199	$54,714	$2,025,425

The estimated loss reimbursement from FDIC was fair valued using projected cash flows based on credit adjustments for each loan type and the loss sharing reimbursement of 80% or 95%, as appropriate. The timing of the cash flows was adjusted to reflect management’s expectations to receive the FDIC reimbursements within the estimated loss period. Discount rates were based on U.S. Treasury rates or the AAA composite yield on investment grade bonds of similar maturity.

The estimated loss reimbursement from FDIC is adjusted as actual loss experience is developed and estimated losses covered under the loss sharing arrangements are updated. Estimated loan losses, if any, in excess of the amounts recoverable through the loss sharing arrangements are reflected as period expenses through the provision for loan losses.

ZIONS BANCORPORATION AND SUBSIDIARIES

As of the respective dates of acquisition for Vineyard, Great Basin and Alliance, the preliminary estimates of the contractually required payments receivable for loans with evidence of credit deterioration were $960.6 million, the cash flows expected to be collected were $879.3 million including interest, and the estimated fair value of the acquired loans was $877.5 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which included the effects of estimated prepayments. Because of the estimation process required, certain refinements will likely be made to the above estimates in future reporting periods. Interest income on acquired loans in FDIC supported assets, other than those accounted for under FASB ASC 310, is recognized through the accrual of interest at the contractual rate adjusted for accretion of the interest discount.

Changes in the carrying amount and accretable yield for loans with evidence of credit deterioration were as follows during the three and nine months ended September 30, 2009 (or from the respective dates of acquisition) (in thousands):

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Net accretable discount	Carrying amount of loans	Net accretable discount	Carrying amount of loans

Fair value of acquired loans at beginning of period (or date of acquisition)	$1,988	$809,127	$1,808	$877,505
Payments received		(40,257)		(76,207)
Transfers to OREO		(319)		(319)
Charge-offs		(54,931)		(87,179)
Amortization	108	(108)	288	(288)

Balance at end of period	$2,096	$713,512	$2,096	$713,512

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	INVESTMENT SECURITIES

Investment securities are summarized as follows (in thousands):

	September 30, 2009
		Recognized in OCI [1]			Not recognized in OCI [1]
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$610,661	$–	$–	$610,661	$9,452	$4,535	$615,578
Asset-backed securities:
Trust preferred securities – banks and insurance	265,293	–	25,564	239,729	5	37,527	202,207
Other	32,304	–	5,689	26,615	546	9,230	17,931
Other debt securities	100	–	–	100	–	2	98

	$908,358	$–	$31,253	$877,105	$10,003	$51,294	$835,814

Available-for-sale
U.S. Treasury securities	$40,631	$645	$–	$41,276			$41,276
U.S. Government agencies and corporations:							–
Agency securities	243,371	6,195	189	249,377			249,377
Agency guaranteed mortgage-backed securities	386,417	12,143	214	398,346			398,346
Small Business Administration loan-backed securities	799,313	2,614	21,473	780,454			780,454
Municipal securities	241,214	5,644	658	246,200			246,200
Asset-backed securities:
Trust preferred securities - banks and insurance	2,133,893	41,633	784,219	1,391,307			1,391,307
Trust preferred securities - real estate investment trusts	67,566	–	40,465	27,101			27,101
Auction rate securities	165,106	1,274	2,116	164,264			164,264
Other	146,518	2,006	54,538	93,986			93,986

	4,224,029	72,154	903,872	3,392,311			3,392,311
Other securities:
Mutual funds and stock	154,770	11	–	154,781			154,781

	$4,378,799	$72,165	$903,872	$3,547,092			$3,547,092

[1]	Other comprehensive income

As part of our ongoing review of the investment securities portfolio, we reassessed the classification of certain asset-backed and trust preferred collateralized debt obligation (“CDO”) securities. During the first two quarters of 2009, we reclassified a total of $596 million at fair value of held-to-maturity (“HTM”) securities to available-for-sale (“AFS”). Unrealized losses added to OCI at the time of these transfers were $126.5 million. The reclassifications were made subsequent to ratings downgrades, as permitted under FASB ASC 320. No gain or loss was recognized in the statement of income at the time of reclassification.

ZIONS BANCORPORATION AND SUBSIDIARIES

The amortized cost and estimated fair value of investment debt securities are shown below as of September 30, 2009 by expected maturity distribution for asset-backed securities and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Held-to-maturity		Available-for-sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$69,614	$69,341	$451,391	$453,585
Due after one year through five years	270,478	269,572	930,277	899,572
Due after five years through ten years	219,720	205,331	724,762	644,338
Due after ten years	348,546	291,570	2,117,599	1,394,816

	$908,358	$835,814	$4,224,029	$3,392,311

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position (in thousands):

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$406	$24,261	$4,129	$24,973	$4,535	$49,234
Asset-backed securities:
Trust preferred securities – banks and insurance	104	449	62,987	201,757	63,091	202,206
Other	421	2,719	14,498	15,212	14,919	17,931
Other debt securities	2	98	–	–	2	98

	$933	$27,527	$81,614	$241,942	$82,547	$269,469

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$18	$4,012	$171	$3,563	$189	$7,575
Agency guaranteed mortgage-backed securities	206	28,993	8	874	214	29,867
Small Business Administration loan-backed securities	1,595	129,603	19,878	468,249	21,473	597,852
Municipal securities	644	32,115	14	777	658	32,892
Asset-backed securities:
Trust preferred securities – banks and insurance	6,094	71,656	778,125	941,215	784,219	1,012,871
Trust preferred securities – real estate investment trusts	31,923	18,265	8,542	8,836	40,465	27,101
Auction rate securities	2,116	150,519	–	–	2,116	150,519
Other	2,182	8,110	52,356	65,065	54,538	73,175

	$44,778	$443,273	$859,094	$1,488,579	$903,872	$1,931,852

We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). Our review was made under FASB ASC 320, which includes new guidance that we adopted effective January 1, 2009. We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance.

The new guidance requires that credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in other comprehensive income (“OCI”). Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI. For securities classified as HTM, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. Noncredit-related OTTI recognized in earnings previous to January 1, 2009 is reclassified from retained earnings to accumulated OCI as a cumulative effect adjustment.

ZIONS BANCORPORATION AND SUBSIDIARIES

As stated in our 2008 Annual Report on Form 10-K, our OTTI evaluation process also takes into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectibility of debt securities, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors, when evaluating for the existence of OTTI in our securities portfolio. Additionally, OTTI is recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that it is “probable” that the full amount will not be received. This is a change from previous guidance that a holder’s best estimate of cash flows should be based upon those that “a market participant” would use.

For all AFS security types discussed below where we believe that no OTTI exists at September 30, 2009, we applied the criteria required in the new guidance in that we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.

Municipal securities

The HTM securities are purchased directly from the municipalities and are generally not rated by a credit rating agency. The AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair values of these securities are highly driven by interest rates. We perform credit quality reviews on these securities at each reporting period. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at September 30, 2009.

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

Trust preferred securities – real estate investment trusts (“REIT”): These CDO securities are variable rate pools of trust preferred securities primarily related to real estate investment trusts, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit in addition to the same factors previously discussed for banks and insurance CDOs. Our ongoing review of these securities in accordance with the previous discussion and the policy in our 2008 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities. See subsequent summary.

Auction rate securities: These debt instruments primarily relate to auction market preferred stock and certain corporate and municipal bonds for which the interest rate was determined through an auction process. Due to the failure of these auctions and attendant illiquidity of the securities, the Company voluntarily purchased these securities at par and recorded them at fair value. They had previously been sold to customers by certain Company subsidiaries. Adjustments to fair value were included in valuation losses on securities purchased. See subsequent discussion.

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

U.S. Government agencies and corporations

Agency securities: These securities consist of discount notes and medium term notes issued by the Federal Agricultural Mortgage Corporation (“FAMC”), Federal Home Loan Bank (“FHLB”), Federal Farm Credit Bank, Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). These securities are fixed rate and were purchased at premiums or discounts. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. In the latter half of 2008, the U.S. Government provided substantial liquidity to FNMA and FHLMC to bolster their creditworthiness. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at September 30, 2009.

Agency guaranteed mortgage-backed securities: These securities are comprised largely of fixed and variable rate residential and agricultural mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), FNMA, FAMC, or FHLMC. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. In the latter half of 2008, the U.S. Government provided substantial liquidity to both FNMA and FHLMC to bolster their creditworthiness. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at September 30, 2009.

Small Business Administration (“SBA”) loan-backed securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at September 30, 2009.

The following summarizes the amounts of credit-related OTTI recognized in earnings during the three and nine months ended September 30, 2009 according to the previously discussed categories (in thousands):

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	HTM	AFS	Total	HTM	AFS	Total

Asset-backed securities:
Trust preferred securities – banks and insurance	$–	$(37,339)	$(37,339)	$(3)	$(86,307)	$(86,310)
Trust preferred securities – real estate investment trusts	–	(9,245)	(9,245)	–	(77,064)	(77,064)
Other (including ABS CDOs)	–	(9,931)	(9,931)	(1,758)	(16,025)	(17,783)

	$–	$(56,515)	$(56,515)	$(1,761)	$(179,396)	$(181,157)

To determine the credit component of OTTI for all security types, the expected cash flows are credit-stressed in that they incorporate the effect of both collateral nonperformance and projected additional nonperformance. These expected cash flows are discounted at a security specific coupon rate.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a tabular rollforward of the amount of credit-related OTTI recognized in earnings (in thousands):

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(3,667)	$(303,379)	$(307,046)	$(29,142)	$(153,262)	$(182,404)
Adjustment for transfers from HTM to AFS				43,987	(43,987)	–
Additions for credit-related OTTI not previously recognized	–	(20,655)	(20,655)	(15,222)	(34,552)	(49,774)
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis		(35,860)	(35,860)	(3,290)	(128,093)	(131,383)

Subtotal of additions	–	(56,515)	(56,515)	(18,512)	(162,645)	(181,157)

Balance of credit-related OTTI at end of period	$(3,667)	$(359,894)	$(363,561)	$(3,667)	$(359,894)	$(363,561)

Noncredit-related OTTI of $141.9 million and $254.4 million ($84.7 million and $152.5 million after-tax) on securities not expected to be sold, and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, was recognized in OCI during the three and nine months ended September 30, 2009, respectively. As of January 1, 2009, we reclassified $137.5 million after-tax as a cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings.

At September 30, 2009, 116 HTM and 764 AFS investment securities were in an unrealized loss position, with a vast majority of the dollar amount residing in the CDO portfolio.

The following summarizes gains and losses, including OTTI, that are recognized in the statement of income (in thousands):

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$–	$–	$–	$1,761
Available-for-sale	1,906	56,519	6,660	391,504

Other noninterest-bearing investments:
Securities held by consolidated SBICs	(348)	2,753	435	4,507

Other	1,294	–	1,306	–

	2,852	59,272	8,401	397,772

Net losses		$(56,420)		$(389,371)

Statement of income information:
Net impairment losses on investment securities		$(56,515)		$(181,157)
Valuation losses on securities purchased		–		(212,092)

		(56,515)		(393,249)
Equity securities gains (losses), net		(1,805)		339
Fixed income securities gains, net		1,900		3,539

Net losses		$(56,420)		$(389,371)

ZIONS BANCORPORATION AND SUBSIDIARIES

Valuation losses on securities purchased of $212.1 million during the nine months ended September 30, 2009 included the following:

•

$187.9 million, primarily from the purchase of $678.1 million of securities by Zions Bank from Lockhart due to ratings downgrades prior to fully consolidating Lockhart effective June 5, 2009. Lockhart had previously functioned as an off-balance sheet qualifying special-purpose entity securities conduit. As of September 30, 2009, Lockhart was legally terminated.

•	$24.2 million, when we voluntarily purchased during the first quarter of 2009 all of the $255.3 million of auction rate securities previously sold to customers by certain Company subsidiaries.

As of September 30, 2009 and December 31, 2008, securities with an amortized cost of $1.6 billion and $1.8 billion, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

Subsequent to September 30, 2009, the Company was informed of outstanding offers from a hedge fund to the preferred shareholders (“equity holders”) of four CDOs in which the Company held senior debt. The offers sought to induce the equity holders, in exchange for payments to be made outside of the CDO, to approve sales to the hedge fund of substantial amounts of performing collateral at deeply discounted prices. Such sales, if consummated, would be detrimental to the interests of the more senior tranches of the CDO.

Although the equity holders in one of the CDOs have agreed to the proposed offer from the hedge fund, the trustee has not commenced to sell the collateral and has filed an action in the United States District Court for the Southern District of New York seeking that the court order the interested parties to interplead and settle all claims relating to the collateral. The Company and other bondholders of these four CDOs are retaining counsel to defend their interests in the CDOs and the collateral and to seek to block any such sales, and believe they have substantial legal bases to do so.

The Company has significant holdings in the four CDOs ($166 million in carrying value and $302 million in amortized cost at September 30, 2009). The Company’s investment could be materially adversely affected if any or all of these offers are accepted by the equity holders, and if subsequent judicial determinations result in the sale of the performing collateral at significant discounts to fair value. The Company has not adjusted the carrying value of these securities as a result of the actions described above.

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

FASB ASC 815 includes new guidance that we adopted January 1, 2009 regarding the disclosure of information about derivatives. Greater transparency is required in disclosing the objectives for their use, the volume of derivative activity, tabular disclosure of financial statement amounts, and any credit-risk-related features. The new disclosure requirements were not significantly different from the Company’s previous annual disclosures.

We record all derivatives on the balance sheet at fair value in accordance with FASB ASC 815. See Note 8 for a discussion of the determination of fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

ZIONS BANCORPORATION AND SUBSIDIARIES

For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. At September 30, 2009, the Company had no fair value hedges, as discussed subsequently.

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

In previous periods, we used fair value hedges to manage interest rate exposure to certain long-term debt. During the first quarter of 2009, all fair value derivatives were terminated. After significant declines in short-term interest rates, we believed it was highly unlikely that short-term rates could go significantly lower. By terminating the swaps, we locked in a substantial gain due to the increase in their fair value and increased our flexibility to exchange or modify the now unhedged subordinated debt. As discussed further in Note 7, the subordinated debt was modified during the second quarter of 2009, and certain amounts were exchanged and/or converted during the second and third quarters of 2009. As of September 30, 2009, no derivatives were designated for hedges of investments in foreign operations.

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

Interest rate swap agreements designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. Derivatives not designated as hedges, including basis swap agreements, are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements.

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information with respect to notional amounts and recorded gross fair values as of September 30, 2009 and the related gain (loss) of derivative instruments for the three and nine months ended September 30, 2009 is summarized as follows (in thousands):

				Amount of derivative gain (loss) recognized/reclassified
				OCI		Reclassified from AOCI to interest income		Other income			Offset to interest expense
		Fair value		Three	Nine	Three	Nine	Three	Nine		Three	Nine
	Notional amount	Other assets	Other liabilities	months ended	months ended	months ended	months ended	months ended	months ended		months ended	months ended

Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges[1]:
Interest rate swaps	$1,190,000	$87,800	$–	$15,165	$7,885	$26,316	$87,061
Interest rate floors	190,000	5,373	–	(330)	2,510	1,773	4,272
Terminated swaps and floors								$61,103	$74,259

	1,380,000	93,173	–	14,835	10,395	28,089	91,333	61,103	74,259	[3]
Liability derivatives
Fair value hedges:
Long-term debt											$1,565	$24,629
Terminated swap gain on debt modification								–	161,300

Total derivatives designated as hedging instruments	1,380,000	93,173	–	14,835	10,395	28,089	91,333	61,103	235,559		1,565	24,629

Derivatives not designated as hedging instruments
Interest rate swaps	210,354	4,576	4,652					(1,477)	(1,014)
Interest rate swaps for customers[2]	3,675,581	82,113	83,274					(1,976)	6,459
Energy commodity swaps for customers[2]	274,280	15,064	14,771					(626)	604
Basis swaps	705,000	147	151					1,619	7,716

Total derivatives not designated as hedging instruments	4,865,215	101,900	102,848					(2,460)	13,765

Total derivatives	$6,245,215	$195,073	$102,848	$14,835	$10,395	$28,089	$91,333	$58,643	$249,324		$1,565	$24,629

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
[3]

Amount of $74,259, which reflects the acceleration of OCI amounts reclassified to income that related to previously terminated hedges, together with the reclassification amount of $91,333 for the nine months ended September 30, 2009, or a total of $165,592, is the amount of reclassification included in the changes in OCI presented in Note 7.

At September 30, 2009 in accordance with FASB ASC 820, the fair values of derivative assets and liabilities were reduced by net credit valuation adjustments of $2.3 million and $1.0 million, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

FASB ASC 815 permits entities to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. At September 30, 2009, cash collateral was used to reduce recorded amounts of derivative assets by $19.0 million and derivative liabilities by $2.5 million.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized generally on a straight-line basis to interest income or expense over the period to their previously stated maturity dates. During the second quarter of 2009, the Company recognized gains when certain debt was modified. See discussion in Note 7.

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following September 30, 2009, we estimate that an additional $93 million of gains and accretion/amortization will be reclassified.

6.	GOODWILL

Changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Zions Bank	CB&T	Amegy	Other	Consolidated Company

Balance as of December 31, 2008	$19,514	$379,024	$1,248,950	$3,889	$1,651,377
Impairment losses			(633,327)	(665)	(633,992)

Balance at September 30, 2009	$19,514	$379,024	$615,623	$3,224	$1,017,385

The impairment losses totaling $634.0 million reflect impairment due to continued market deterioration during the first quarter of 2009, and related primarily to Amegy. The amount of the impairment losses was determined based on the calculation process specified in FASB ASC 350, which compares carrying value to the estimated fair values of assets and liabilities. These fair values were estimated with the assistance of independent valuation consultants utilizing the fair value provisions of FASB ASC 820. The estimation process took into account market value approaches including management estimates of projected discounted cash flows. For Amegy, the process included a review of transaction information and recent declines in market values of peer banks in and near Texas and a weaker economic outlook in that state.

7.	DEBT AND SHAREHOLDERS’ EQUITY

During the second and third quarters of 2009, as disclosed in certain SEC filings, we initiated capital actions that affected certain long-term debt and increased net income and common shareholders’ equity during the nine months ended September 30, 2009 as follows (in millions):

	Increase to
	Statement of income		Common shareholders’ equity
	Pretax	After-tax

1. Subordinated debt modification	$305.0	$188.4
2. Recognition of deferred gain on swap termination	161.3	99.6

Gains on swap termination and debt modification	466.3	288.0	$288.0
3. Gain recognized in equity for conversion option			45.3
4. Preferred stock redemption		52.4	54.0
5. Common equity ongoing issuances			311.3

		$340.4	$698.6

1.	Subordinated debt modification – We exchanged approximately $0.2 billion of subordinated notes for new notes with the same terms. The remaining $1.2 billion of subordinated notes were modified to permit conversion on a par for par basis into either the Company’s Series A or Series C preferred stock. Net of issuance costs and debt discount on the previous debt, the pretax gain recognized in the statement of income from this debt modification was approximately $305.0 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

2.	Recognition of deferred gain on swap termination – We recognized in the statement of income a deferred gain of approximately $161.3 million pretax on previously terminated swaps related to the subordinated debt that was modified. See Note 5.

3.	Gain recognized in equity for conversion option – We recognized directly in common stock a $45.3 million after-tax gain for the conversion option related to the subordinated debt modification.

4.

Tender offer of Series A preferred stock – We purchased 4,020,435 depositary shares (each share representing a 1/40th ownership interest in a share of preferred stock) at a price of $11.50 per depositary share, or an aggregate amount of $46.4 million including accrued dividends. At a $25 per depositary share liquidation preference, the purchase reduced the $240 million carrying value of the Series A preferred stock by approximately $100.5 million. Net of related costs, the preferred stock redemption resulted in a $54.0 million increase to common shareholders’ equity. The purchase price of $11.50 per depositary share was determined based on a modified “Dutch auction” pricing mechanism.

5.	Common equity ongoing issuances – Under an equity distribution agreement, we issued $250 million of new common stock from June 1, 2009 to August 27, 2009, which consisted of a total of 16,832,925 shares at an average price of $14.85 (7,655,267 shares at an average price of $16.13 during the third quarter of 2009). Under a second equity distribution agreement for $250 million that commenced September 17, 2009, we issued $67.2 million of common stock through September 30, 2009, which consisted of 3,671,000 shares at an average price per share of $18.31. Net of commissions and fees, these common equity distribution programs added $311.3 million to shareholders’ equity during the second and third quarters of 2009.

The amounts of gain from the debt modification and the conversion option were determined based on the weighted average increase in the trading prices of the subordinated debt during the interval 10 days before and after the June 1, 2009 announcement date. In connection with the debt modification, we recorded a debt discount of approximately $385.8 million, which will be amortized to income using the interest method over the remaining terms of the subordinated debt. The rate of amortization will be accelerated if and as holders of the subordinated debt elect to convert it into preferred stock. During the third quarter of 2009, the $27.8 million conversion discussed subsequently accelerated this amortization by approximately $9.0 million.

During the third quarter of 2009, we recognized in preferred stock the conversion of $27.8 million of modified subordinated debt when holders received 1,110,280 depositary shares (each share representing a 1/40th ownership interest in a share of preferred stock), or 27,757 shares of the Company’s Series C preferred stock.

During the three and nine months ended September 30, 2009, we issued senior medium-term notes of approximately $44.9 million and $81.1 million, and redeemed approximately $31.6 million and $235.6 million, respectively. At September 30, 2009, maturities of these notes ranged from May 2010 to September 2011 with rates from 5.25% to 6.00%.

On September 23, 2009, we issued $450 million of 7.75% unsecured senior notes due September 23, 2014 at a price of 86.888%. The notes are not redeemable prior to maturity.

ZIONS BANCORPORATION AND SUBSIDIARIES

On January 21, 2009, we issued $254.9 million of senior floating rate notes due June 21, 2012 at a coupon rate of three-month LIBOR plus 37 basis points. The debt is guaranteed under the FDIC’s Temporary Liquidity Guarantee Program that became effective on November 21, 2008.

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total

Nine Months Ended September 30, 2009:

Balance, December 31, 2008	$(248,871)	$196,656	$(46,743)	$(98,958)
Cumulative effect of change in accounting principle, adoption of new OTTI guidance in FASB ASC 320	(137,462)			(137,462)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $50,543	(82,031)			(82,031)
Reclassification for net realized losses recorded in operations, net of income tax benefit of $61,639	96,545			96,545
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $101,821	(152,531)			(152,531)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $653	963			963
Net unrealized losses, net of reclassification to operations of $165,592 and income tax benefit of $59,531		(95,666)		(95,666)

Other comprehensive loss	(137,026)	(95,666)	–	(232,692)

Balance, September 30, 2009	$(523,359)	$100,990	$(46,743)	$(469,112)

Nine Months Ended September 30, 2008:
Balance, December 31, 2007	$(108,766)	$65,213	$(15,282)	$(58,835)
Cumulative effect of change in accounting principle, adoption of FASB ASC 825, fair value option	11,471			11,471
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $132,843	(207,190)			(207,190)
Foreign currency translation	(52)			(52)
Reclassification for net realized losses recorded in operations, net of income tax benefit of $40,044	63,463			63,463
Net unrealized gains, net of reclassification to operations of $40,219 and income tax expense of $20,927		33,104		33,104
Pension and postretirement, net of income tax expense of $477			734	734

Other comprehensive income (loss)	(143,779)	33,104	734	(109,941)

Balance, September 30, 2008	$(241,074)	$98,317	$(14,548)	$(157,305)

ZIONS BANCORPORATION AND SUBSIDIARIES

8.	FAIR VALUE

FASB ASC 820 defines fair value, establishes a consistent framework for measuring fair value, and enhances disclosures about fair value measurements. Effective January 1, 2009, we adopted new guidance that affected our accounting and reporting of fair value as follows:

•	Inclusion of nonfinancial assets and nonfinancial liabilities, which for the Company primarily related to other real estate owned.

•

Estimation of fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity; additional guidance to determine when a transaction is not orderly; and enhanced disclosures of fair value measurements.

•	Disclosure of fair values on an interim rather than annual basis for certain financial instruments.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, a hierarchy has been established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

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

We use fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for AFS and trading investment securities; private equity investments; securities sold, not yet purchased; and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held for sale, impaired loans, and other real estate owned. Fair value is also used when evaluating impairment on certain assets, including HTM and AFS securities, goodwill, core deposit and other intangibles, long-lived assets, and for disclosures of certain financial instruments.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Substantially all the CDO portfolio is fair valued under a Level 3 cash flow modeling approach using several methodologies that primarily include internal and third party models.

A licensed third party model is used internally to fair value bank and insurance trust preferred CDOs. This model uses third party, model-derived estimates of expected losses on underlying collateral and applies market-based discount rates on resultant cash flows to estimate fair value. Adverse market developments that continued in the first half of 2009 made it more difficult to determine appropriate assumptions for this model. These developments related to ratings downgrades, declines in trading volumes, increases in the number of defaulting and deferring collateral issuers, and other factors. Assumptions for discount rates, probabilities of default, loss-given-default rates, etc., reflect related risk assessments on specific CDO securities and tranches within those securities.

Third party models are used to fair value certain REIT and ABS CDOs. These models utilize relevant data assumptions, which we evaluate for reasonableness. These assumptions include but are not limited to discount rates, probabilities of default, loss-given-default rates, over-collateralization levels, and rating transition probability matrices from rating agencies. The model prices obtained from third party services were evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data which included third party and internal model results and valuations.

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

Derivatives are fair valued according to their classification as either exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives consist of forward currency exchange contracts that have been fair valued under Level 1 because they are traded in active markets. OTC derivatives consist of interest rate swaps and options as well as energy commodity derivatives for customers. These derivatives are fair valued primarily under Level 2 using third party services. Observable market inputs include yield curves, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These adjustments are determined generally by applying a credit spread for the counterparty or the Company as appropriate to the total expected exposure of the derivative. Amounts disclosed in the following table are also net of the cash collateral offsets discussed in Note 5.

Securities sold, not yet purchased are fair valued under Level 1 when quoted prices are available for the securities involved. Those under Level 2 are fair valued similar to trading account investment securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Assets and liabilities measured at fair value on a recurring basis, including one security elected under the fair value option, are summarized as follows at September 30, 2009 and at December 31, 2008 (in thousands):

	September 30, 2009
	Level 1	Level 2	Level 3		Total

ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury and agencies	$39,914	$1,429,539			$1,469,453
Municipal securities		182,019	$64,181		246,200
Asset-backed securities:
Trust preferred – banks and insurance		1,524	1,389,783		1,391,307
Trust preferred – real estate investment trusts			27,101		27,101
Auction rate			164,264		164,264
Other		22,565	71,421		93,986
Mutual funds and stock	147,868	6,913			154,781
Trading account		76,660	49	[1]	76,709
Other noninterest-bearing investments:
Private equity		21,682	154,676		176,358
Other assets:
Derivatives	4,023	176,282			180,305

	$191,805	$1,917,184	$1,871,475		$3,980,464

LIABILITIES
Securities sold, not yet purchased	$1,203	$38,157			$39,360
Other liabilities:
Derivatives	4,113	100,719			104,832
Other			$864		864

	$5,316	$138,876	$864		$145,056

	December 31, 2008
	Level 1	Level 2	Level 3		Total
ASSETS
Investment securities:
Available-for-sale	$27,756	$1,898,082	$750,417		$2,676,255
Trading account		41,108	956	[1]	42,064
Other noninterest-bearing investments:
Private equity		29,037	143,511		172,548
Other assets:
Derivatives	9,922	395,272			405,194

	$37,678	$2,363,499	$894,884		$3,296,061

LIABILITIES
Securities sold, not yet purchased		$35,657			$35,657
Other liabilities:
Derivatives	$8,812	175,670			184,482
Other			$527		527

	$8,812	$211,327	$527		$220,666

[1]	Elected under fair value option, as discussed subsequently.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following reconciles the beginning and ending balances of assets and liabilities for the three and nine months ended September 30, 2009 and 2008 that are measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Three Months Ended September 30, 2009
	Level 3 Instruments
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Trading account[1]	Private equity investments	Other liabilities

Balance at June 30, 2009	$64,658	$1,534,823	$34,580	$171,252	$83,466	$49	$155,680	$(215)
Total net gains (losses) included in:
Statement of income[2]:
Dividends and other investment income (loss)							(6,695)
Net impairment losses on investment securities		(37,339)	(9,245)		(9,931)
Other noninterest expense								(649)
Other comprehensive income (loss)	(108)	(105,175)	1,700	(213)	1,516
Purchases, sales, issuances, and settlements, net	(369)	(2,526)	66	(6,775)	(3,630)		5,691

Balance at September 30, 2009	$64,181	$1,389,783	$27,101	$164,264	$71,421	$49	$154,676	$(864)

	Nine Months Ended September 30, 2009
	Level 3 Instruments
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Trading account[1]	Private equity investments	Other liabilities

Balance at January 1, 2009	$–	$659,253	$23,897	$1,710	$65,557	$956	$143,511	$(527)
Total net gains (losses) included in:
Statement of income[2]:
Dividends and other investment income (loss)							(8,415)
Fair value and nonhedge derivative income (loss)						(907)
Equity securities gains, net							109
Fixed income securities gains (losses), net				247
Net impairment losses on investment securities		(46,932)	(76,511)		(10,858)
Valuation losses on securities purchased	(6,977)	(172,729)	(8,945)	(17,265)	(1,774)
Other noninterest expense								(337)
Other comprehensive income (loss)	(19)	(119,920)	48,261	(872)	4,583
Fair value of HTM securities transferred to AFS		565,282	15,280		15,674
Purchases, sales, issuances, and settlements, net	67,902	504,829	25,119	175,264	(1,761)		19,471
Net transfers in (out)	3,275			5,180

Balance at September 30, 2009	$64,181	$1,389,783	$27,101	$164,264	$71,421	$49	$154,676	$(864)

	Three Months Ended September 30, 2008
	Level 3 Instruments
	Investment securities		Retained interests from securitizations[1]	Other liabilities
	Available- for-sale	Trading account[1]
Balance at June 30, 2008	$182,268	$5,724	$–	$(292)
Total net gains (losses) included in:
Statement of income[2]:
Fair value and nonhedge derivative income (loss)		(319)
Impairment losses on available-for sale securities	(14,006)
Other noninterest expense				(1,130)
Other comprehensive income (loss)	(57,429)
Purchases, sales, issuances, and settlements, net	(4,315)
Net transfers in (out)	659,841

Balance at September 30, 2008	$766,359	$5,405	$–	$(1,422)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2008
	Level 3 Instruments
	Investment securities		Retained interests from securitizations[1]	Other liabilities
	Available- for-sale	Trading account[1]

Balance at January 1, 2008	$337,338	$8,100	$42,426	$(44)
Total net gains (losses) included in:
Statement of income[2]:
Fair value and nonhedge derivative income (loss)		(2,695)	(2,098)
Impairment losses on available-for sale securities and valuation losses on securities purchased from Lockhart Funding	(82,032)
Other noninterest expense				(378)
Other comprehensive income (loss)	(123,560)
Proceeds from ESOARS auction				(1,000)
Fair value of available-for-sale securities transferred to held-to-maturity	(200,873)
Purchases, sales, issuances, and settlements, net	(5,985)		(13,593)
Net transfers in (out)	841,471		(26,735)	–

Balance at September 30, 2008	$766,359	$5,405	$–	$(1,422)

[1]	Elected under fair value option, as discussed subsequently.
[2]

All amounts are unrealized except for realized gains of $0.5 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, included in dividends and other investment income (loss), and realized losses of $0 and $67.0 million for the three and nine months ended September 30, 2009, respectively, included in net impairment losses on investment securities.

Assets measured at fair value on a nonrecurring basis are summarized as follows (in thousands):

					Gains (losses) from fair value changes
	Fair value at September 30, 2009				Three Months Ended September 30,		Nine Months Ended September 30,
	Level 1	Level 2	Level 3	Total	2009	2008	2009	2008

ASSETS
HTM securities adjusted for OTTI		$–	$4,118	$4,118	$–	$–	$(1,761)	$–
Loans held for sale		18,298	–	18,298	–	(355)	60	(349)
Impaired loans		–	253,935	253,935	(54,872)	(2,759)	(168,014)	(34,887)
Other real estate owned		156,047	–	156,047	(64,058)	–	(107,061)	–

	$–	$174,345	$258,053	$432,398	$(118,930)	$(3,114)	$(276,776)	$(35,236)

	Fair value at December 31, 2008
	Level 1	Level 2	Level 3	Total
ASSETS
Loans held for sale		$21,518	$–	$21,518
Impaired loans		–	254,743	254,743

	$–	$21,518	$254,743	$276,261

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Other real estate owned is fair valued under Level 2 at the lower of cost or fair value based on property appraisals at the time of transfer and as appropriate thereafter.

Fair Value Option

FASB ASC 825 allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The fair value option may be applied instrument by instrument, but is on an irrevocable basis. As of January 1, 2008, the Company elected the fair value option for one available-for-sale REIT trust preferred CDO security and three retained interests on selected small business loan securitizations. The cumulative effect of adopting the fair value option decreased retained earnings at January 1, 2008 by approximately $11.5 million.

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

Following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	September 30, 2009		December 31, 2008
	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial assets:
HTM investment securities	$877,105	$835,814	$1,790,989	$1,443,555
Loans and leases (including loans held for sale), net of allowance	40,446,708	39,079,236	41,172,057	40,646,816

Financial liabilities:
Time deposits	6,734,277	6,820,665	7,730,784	7,923,883
Foreign deposits	2,014,626	2,015,542	2,622,562	2,625,869
FHLB advances and other borrowings	61,765	64,055	2,168,106	2,179,652
Long-term debt	2,599,895	2,635,120	2,257,633	1,838,555

This summary excludes financial assets and liabilities for which carrying value approximates fair value. For financial assets, these include cash and due from banks and money market investments. For financial liabilities, these include demand, savings, and money market deposits, federal funds purchased, and security repurchase agreements. The estimated fair value of demand, savings, and money market deposits is the amount payable on demand at the reporting date. Carrying value is used because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately. Also excluded from the summary are financial instruments recorded at value fair on a recurring basis, as previously described.

ZIONS BANCORPORATION AND SUBSIDIARIES

The fair value of loans is estimated by discounting future cash flows on “pass” grade loans using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated “life-of-the-loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are highly judgmental because the Company does not have a validated model to estimate lifetime credit losses on large portions of its loan portfolio. However, the estimate of lifetime credit losses was increased during the third quarter of 2009 because of more recent loss experience and the expectation of a prolonged cycle of economic weakness. Impaired loans are not included in this credit adjustment as they are already considered to be held at fair value. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio.

The fair value of time and foreign deposits, FHLB advances, and other borrowings is estimated by discounting future cash flows using the LIBOR yield curve. Variable rate FHLB advances reprice with changes in market rates; as such, their carrying amounts approximate fair value. The estimated fair value of long-term debt is based on actual market trades when available or discounting cash flows using the LIBOR yield curve adjusted for credit spreads.

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

9.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The following are guarantees issued by the Company (in thousands):

	September 30, 2009	December 31, 2008

Standby letters of credit:
Financial	$1,120,252	$1,293,729
Performance	189,350	250,836

	$1,309,602	$1,544,565

The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 contains further information on these letters of credit including their terms and collateral requirements. At September 30, 2009, the carrying value recorded by the Company as a liability for these guarantees was $6.2 million.

As of September 30, 2009, the Parent has guaranteed approximately $300.2 million of debt of affiliated trusts issuing trust preferred securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

10.	RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans (in thousands):

	Pension benefits		Supplemental retirement benefits		Postretirement Benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
	Three Months Ended September 30,						Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Service cost	$19	$94	$–	$–	$9	$8	$172	$296	$–	$–	$26	$49
Interest cost	2,235	2,061	165	194	16	19	6,666	6,501	495	552	47	162
Expected return on plan assets	(1,775)	(2,628)					(5,306)	(8,290)
Amortization of prior service cost (credit)			31	43	(61)	(61)			94	116	(183)	(81)
Settlement gain												(2,973)
Amortization of net actuarial (gain) loss	1,692	227	(7)	(5)	(49)	(52)	4,976	716	(22)	(17)	(147)	(154)

Net periodic benefit cost (credit)	$2,171	$(246)	$189	$232	$(85)	$(86)	$6,508	$(777)	$567	$651	$(257)	$(2,997)

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

11.	OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of September 30, 2009, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 103 branches in Utah and 25 branches in Idaho. CB&T operates 106 branches in California. Amegy operates 84 branches in Texas. NBA operates 76 branches in Arizona. NSB operates 58 branches in Nevada. Vectra operates 38 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. Additionally, Zions Bank, CB&T, Amegy, NBA, Vectra, and TCBW each operate a foreign branch in the Grand Cayman Islands.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended September 30, 2009 and 2008:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$184.1	$170.3	$119.0	$106.1	$99.4	$92.7	$44.5	$54.1	$34.2	$39.6
Provision for loan losses	87.8	40.0	104.6	15.0	44.1	12.5	41.0	55.0	240.8	29.5

Net interest income after provision for loan losses	96.3	130.3	14.4	91.1	55.3	80.2	3.5	(0.9)	(206.6)	10.1
Impairment losses on investment securities:
Impairment losses on investment securities	(62.2)	(3.3)	(91.1)	(12.0)	–	–	–	–	–	(2.0)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	38.0	–	78.5	–	–	–	–	–	–	–

Net impairment losses on investment securities	(24.2)	(3.3)	(12.6)	(12.0)	–	–	–	–	–	(2.0)
Acquisition related gains	–	–	146.4	–	–	–	–	–	(0.3)	–
Other noninterest income	9.2	33.7	(94.1)	22.0	27.0	39.8	9.9	10.7	17.5	11.4
Noninterest expense	121.2	118.5	81.3	58.0	100.0	80.7	40.0	37.5	54.7	34.3

Income (loss) before income taxes	(39.9)	42.2	(27.2)	43.1	(17.7)	39.3	(26.6)	(27.7)	(244.1)	(14.8)
Income tax expense (benefit)	(19.8)	12.8	(12.7)	16.8	(7.6)	12.9	(10.5)	(11.1)	(85.5)	(5.2)

Net income (loss)	(20.1)	29.4	(14.5)	26.3	(10.1)	26.4	(16.1)	(16.6)	(158.6)	(9.6)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	0.1	–	–	–	–

Net income (loss) applicable to controlling interest	(20.1)	29.4	(14.5)	26.3	(10.1)	26.3	(16.1)	(16.6)	(158.6)	(9.6)
Preferred stock dividends	–	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$(20.1)	$29.4	$(14.5)	$26.3	$(10.1)	$26.3	$(16.1)	$(16.6)	$(158.6)	$(9.6)

AVERAGE BALANCE SHEET DATA
Total assets	$20,268	$19,605	$11,398	$10,386	$11,465	$12,146	$4,759	$5,114	$4,319	$3,844
Total securities	2,280	1,653	516	830	701	623	218	216	243	250
Net loans and leases	14,340	14,891	9,558	7,941	8,582	8,694	3,825	4,340	3,082	3,200
Allowance for loan losses	367	187	154	121	306	81	224	83	205	54
Goodwill, core deposit and other intangibles	20	21	397	386	690	1,340	18	191	10	24
Noninterest-bearing demand deposits	2,297	2,025	2,904	2,472	3,384	2,303	995	935	1,098	875
Total deposits	15,265	11,700	9,533	8,218	9,051	8,546	3,949	3,769	3,751	3,212
Shareholder’s equity:
Preferred equity	256	–	262	–	119	–	430	–	361	–
Common equity	1,207	1,108	1,213	1,069	1,434	2,008	240	589	175	293
Noncontrolling interests	1	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,464	1,109	1,475	1,069	1,553	2,008	670	589	536	293

	Vectra		TCBW		Other		Consolidated Company
	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$27.4	$25.8	$8.0	$8.3	$(40.6)	$(4.9)	$476.0	$492.0
Provision for loan losses	35.0	4.3	11.2	0.2	1.4	0.1	565.9	156.6

Net interest income after provision for loan losses	(7.6)	21.5	(3.2)	8.1	(42.0)	(5.0)	(89.9)	335.4
Impairment losses on investment securities:
Impairment losses on investment securities	0.5	–	(4.2)	–	(41.4)	(10.7)	(198.4)	(28.0)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	(0.7)	–	3.9	–	22.2	–	141.9	–

Net impairment losses on investment securities	(0.2)	–	(0.3)	–	(19.2)	(10.7)	(56.5)	(28.0)
Acquisition related gains	–	–	–	–	–	–	146.1	–
Other noninterest income	8.9	7.6	4.4	0.6	198.3	(8.1)	181.1	117.7
Noninterest expense	24.4	20.7	3.8	3.6	9.2	19.0	434.6	372.3

Income (loss) before income taxes	(23.3)	8.4	(2.9)	5.1	127.9	(42.8)	(253.8)	52.8
Income tax expense (benefit)	(9.3)	3.0	(1.1)	1.7	48.0	(19.7)	(98.5)	11.2

Net income (loss)	(14.0)	5.4	(1.8)	3.4	79.9	(23.1)	(155.3)	41.6
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(2.4)	3.7	(2.4)	3.8

Net income (loss) applicable to controlling interest	(14.0)	5.4	(1.8)	3.4	82.3	(26.8)	(152.9)	37.8
Preferred stock dividends	(0.1)	–	–	–	(26.5)	(4.4)	(26.6)	(4.4)

Net earnings (loss) applicable to common shareholders	$(14.1)	$5.4	$(1.8)	$3.4	$55.8	$(31.2)	$(179.5)	$33.4

AVERAGE BALANCE SHEET DATA
Total assets	$2,484	$2,734	$816	$848	$(1,909)	$(397)	$53,600	$54,280
Total securities	265	288	181	229	356	494	4,759	4,583
Net loans and leases	2,033	2,068	597	575	120	116	42,135	41,824
Allowance for loan losses	44	30	15	8	3	(1)	1,317	563
Goodwill, core deposit and other intangibles	–	152	–	–	9	28	1,144	2,142
Noninterest-bearing demand deposits	563	466	196	126	(8)	(11)	11,429	9,190
Total deposits	2,026	1,872	609	555	(835)	(551)	43,349	37,322
Shareholder’s equity:
Preferred equity	13	–	–	–	73	283	1,514	283
Common equity	175	334	73	68	(375)	(345)	4,143	5,123
Noncontrolling interests	–	–	–	–	22	29	23	30
Total shareholder’s equity	188	334	73	68	(280)	(33)	5,680	5,436

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the nine months ended September 30, 2009 and 2008:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$511.5	$499.0	$343.7	$307.1	$286.0	$270.0	$135.0	$169.7	$104.5	$120.5
Provision for loan losses	374.6	114.1	197.0	58.9	257.6	31.2	240.0	97.8	481.1	47.3

Net interest income after provision for loan losses	136.9	384.9	146.7	248.2	28.4	238.8	(105.0)	71.9	(376.6)	73.2
Impairment losses on investment securities:
Impairment losses on investment securities	(100.3)	(15.6)	(160.7)	(12.0)	–	–	–	–	(9.8)	(2.0)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	67.8	–	131.3	–	–	–	–	–	8.4	–

Net impairment losses on investment securities	(32.5)	(15.6)	(29.4)	(12.0)	–	–	–	–	(1.4)	(2.0)
Valuation losses on securities purchased	(203.0)	(5.2)	–	–	(7.5)	–	–	–	–	–
Gains on swap termination and debt modification	–	–	–	–	–	–	–	–	–	–
Acquisition related gains	–	–	152.9	–	–	–	–	–	16.2	–
Other noninterest income	109.2	146.6	(22.9)	63.0	103.4	112.8	37.3	26.7	45.6	33.4
Noninterest expense	378.8	344.6	216.8	178.1	253.8	232.7	126.4	104.9	137.3	92.5
Impairment loss on goodwill	–	–	–	–	633.3	–	–	–	–	–

Income (loss) before income taxes	(368.2)	166.1	30.5	121.1	(762.8)	118.9	(194.1)	(6.3)	(453.5)	12.1
Income tax expense (benefit)	(148.3)	53.5	9.2	47.4	(49.0)	38.9	(76.8)	(2.7)	(158.9)	4.1

Net income (loss)	(219.9)	112.6	21.3	73.7	(713.8)	80.0	(117.3)	(3.6)	(294.6)	8.0
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	0.4	–	–	–	–

Net income (loss) applicable to controlling interest	(219.9)	112.6	21.3	73.7	(713.8)	79.6	(117.3)	(3.6)	(294.6)	8.0
Preferred stock dividends	–	–	(0.9)	–	(1.5)	–	–	–	–	–
Preferred stock redemption

Net earnings (loss) applicable to common shareholders	$(219.9)	$112.6	$20.4	$73.7	$(715.3)	$79.6	$(117.3)	$(3.6)	$(294.6)	$8.0

AVERAGE BALANCE SHEET DATA
Total assets	$20,715	$19,041	$10,886	$10,244	$11,819	$11,940	$4,824	$5,235	$4,240	$3,858
Total securities	1,985	1,732	636	872	673	686	206	230	217	290
Net loans and leases	14,448	13,937	8,865	7,872	8,796	8,320	3,941	4,445	3,172	3,208
Allowance for loan losses	278	163	136	115	202	75	165	77	142	54
Goodwill, core deposit and other intangibles	20	21	395	388	901	1,346	20	193	10	22
Noninterest-bearing demand deposits	2,218	2,084	2,692	2,442	3,138	2,198	944	984	1,015	899
Total deposits	15,944	11,496	8,817	8,078	8,988	8,309	3,943	3,844	3,674	3,248
Shareholder’s equity:
Preferred equity	252	–	193	–	93	–	430	–	314	–
Common equity	1,101	1,076	1,158	1,065	1,635	1,982	303	591	222	289
Noncontrolling interests	1	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,354	1,077	1,351	1,065	1,728	1,982	733	591	536	289

(In millions)	Vectra		TCBW		Other		Consolidated Company
	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$77.7	$78.6	$24.4	$24.8	$(38.3)	$(6.5)	$1,444.5	$1,463.2
Provision for loan losses	56.0	12.5	18.4	0.6	1.5	0.7	1,626.2	363.1

Net interest income after provision for loan losses	21.7	66.1	6.0	24.2	(39.8)	(7.2)	(181.7)	1,100.1
Impairment losses on investment securities:
Impairment losses on investment securities	(22.9)	–	(4.2)	–	(137.6)	(78.0)	(435.5)	(107.6)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	20.7	–	3.9	–	22.3	–	254.4	–

Net impairment losses on investment securities	(2.2)	–	(0.3)	–	(115.3)	(78.0)	(181.1)	(107.6)
Valuation losses on securities purchased	–	–	–	–	(1.6)	–	(212.1)	(5.2)
Gains on swap termination and debt modification	–	–	–	–	466.3	–	466.3	–
Acquisition related gains	–	–	–	–	–	–	169.1	–
Other noninterest income	24.1	21.4	8.1	1.9	163.8	(20.0)	468.6	385.8
Noninterest expense	73.4	65.1	12.1	10.8	31.7	48.1	1,230.3	1,076.8
Impairment loss on goodwill	–	–	–	–	0.7	–	634.0	–

Income (loss) before income taxes	(29.8)	22.4	1.7	15.3	441.0	(153.3)	(1,335.2)	296.3
Income tax expense (benefit)	(12.3)	8.0	0.4	5.1	151.2	(71.2)	(284.5)	83.1

Net income (loss)	(17.5)	14.4	1.3	10.2	289.8	(82.1)	(1,050.7)	213.2
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(4.1)	(3.9)	(4.1)	(3.5)

Net income (loss) applicable to controlling interest	(17.5)	14.4	1.3	10.2	293.9	(78.2)	(1,046.6)	216.7
Preferred stock dividends	(0.2)	–	–	–	(75.7)	(9.3)	(78.3)	(9.3)
Preferred stock redemption	–	–	–	–	52.4	–	52.4	–

Net earnings (loss) applicable to common shareholders	$(17.7)	$14.4	$1.3	$10.2	$270.6	$(87.5)	$(1,072.5)	$207.4

AVERAGE BALANCE SHEET DATA
Total assets	$2,541	$2,740	$820	$895	$(1,495)	$(454)	$54,350	$53,499
Total securities	261	304	189	278	551	537	4,718	4,929
Net loans and leases	2,043	2,036	591	549	123	100	41,979	40,467
Allowance for loan losses	36	28	11	6	1	1	971	519
Goodwill, core deposit and other intangibles	–	152	–	–	8	26	1,354	2,148
Noninterest-bearing demand deposits	494	464	192	124	(11)	(121)	10,682	9,074
Total deposits	2,046	1,779	587	577	(1,182)	(433)	42,817	36,898
Shareholder’s equity:
Preferred equity	11	–	–	–	269	254	1,562	254
Common equity	179	334	75	68	(312)	(298)	4,361	5,107
Noncontrolling interests	–	–	–	–	24	28	25	29
Total shareholder’s equity	190	334	75	68	(19)	(16)	5,948	5,390

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except per share and ratio data)	2009	2008	% Change	2009	2008	% Change

EARNINGS
Taxable-equivalent net interest income	$482,005	$497,822	(3.18)%	$1,462,107	$1,480,946	(1.27)%
Taxable-equivalent revenue	752,745	587,432	28.14%	2,172,929	1,753,928	23.89%
Net interest income	476,050	492,003	(3.24)%	1,444,513	1,463,204	(1.28)%
Noninterest income	270,740	89,610	202.13%	710,822	272,982	160.39%
Provision for loan losses	565,930	156,606	261.37%	1,626,208	363,080	347.89%
Noninterest expense	434,707	372,276	16.77%	1,230,381	1,076,796	14.26%
Impairment loss on goodwill	–	–		633,992	–
Income (loss) before income taxes	(253,847)	52,731	(581.40)%	(1,335,246)	296,310	(550.62)%
Income taxes (benefit)	(98,565)	11,214	(978.95)%	(284,531)	83,147	(442.20)%
Net income (loss)	(155,282)	41,517	(474.02)%	(1,050,715)	213,163	(592.92)%
Net income (loss) applicable to noncontrolling interests	(2,394)	3,757	(163.72)%	(4,143)	(3,544)	(16.90)%
Net income (loss) applicable to controlling interest	(152,888)	37,760	(504.89)%	(1,046,572)	216,707	(582.94)%
Net earnings (loss) applicable to common shareholders	(179,491)	33,351	(638.19)%	(1,072,490)	207,391	(617.13)%

PER COMMON SHARE
Net earnings (loss) (diluted)	(1.41)	0.31	(554.84)%	(8.99)	1.93	(565.80)%
Dividends	0.01	0.43	(97.67)%	0.09	1.29	(93.02)%
Book value per common share				29.16	45.78	(36.30)%

SELECTED RATIOS
Return on average assets	(1.13)%	0.28%		(2.57)%	0.54%
Return on average common equity	(17.19)%	2.59%		(32.88)%	5.42%
Efficiency ratio	57.75%	63.37%		56.62%	61.39%
Net interest margin	3.91%	4.13%		3.97%	4.18%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except share and ratio data)	2009	2008	% Change	2009	2008	% Change

AVERAGE BALANCES
Total assets	$53,600,060	$54,279,760	(1.25)%	$54,350,039	$53,498,514	1.59%
Total interest-earning assets	48,950,422	47,984,725	2.01%	49,181,065	47,349,240	3.87%
Securities	4,758,872	4,582,727	3.84%	4,718,345	4,928,877	(4.27)%
Net loans and leases	42,135,431	41,824,097	0.74%	41,979,236	40,467,491	3.74%
Goodwill	1,017,387	2,009,509	(49.37)%	1,227,331	2,009,501	(38.92)%
Core deposit and other intangibles	126,614	132,167	(4.20)%	126,380	138,711	(8.89)%
Total deposits	43,349,431	37,321,656	16.15%	42,816,766	36,898,398	16.04%
Shareholders’ equity:
Preferred equity	1,514,675	282,500	436.17%	1,561,776	254,270	514.22%
Common equity	4,142,749	5,123,399	(19.14)%	4,361,059	5,106,750	(14.60)%
Noncontrolling interests	22,810	29,949	(23.84)%	25,248	29,292	(13.81)%

Weighted average common and common-equivalent shares outstanding	127,581,404	108,497,464	17.59%	119,247,925	107,333,422	11.10%

AT PERIOD END
Total assets				$53,403,672	$53,974,168	(1.06)%
Total interest-earning assets				48,711,261	47,656,065	2.21%
Securities				4,500,906	4,755,359	(5.35)%
Net loans and leases				41,673,036	41,735,598	(0.15)%
Allowance for loan losses				1,432,715	609,433	135.09%
Reserve for unfunded lending commitments				97,225	23,574	312.42%
Goodwill				1,017,385	2,009,504	(49.37)%
Core deposit and other intangibles				123,551	133,989	(7.79)%
Total deposits				43,007,981	38,590,901	11.45%
Shareholders’ equity:
Preferred equity				1,524,722	286,949	431.36%
Common equity				3,977,633	5,279,078	(24.65)%
Noncontrolling interests				21,533	30,288	(28.91)%

Common shares outstanding				136,398,089	115,302,598	18.30%

Average equity to average assets	10.60%	10.01%		10.94%	10.08%
Common dividend payout	na	138.44%		na	66.72%
Tangible common equity ratio				5.43%	6.05%
Tangible equity ratio				8.39%	6.66%

Nonperforming assets, excluding FDIC-supported assets				$2,171,014	$922,339	135.38%
Ratio of nonperforming assets, excluding FDIC-supported assets, to net loans and leases and other real estate owned				5.40%	2.19%
Accruing loans past due 90 days or more, excluding FDIC-supported assets				$186,519	$97,831	90.65%

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

•

the impact of the EESA and the ARRA and related or other rules and regulations on the business operations and competitiveness of the Company and other participating American financial institutions, including the impact of the executive compensation limits of these acts and regulations, which may impact the ability of the Company and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Valuation of Asset-Backed Securities (“ABS”)

The Company values available-for-sale and held-to-maturity ABS using several methodologies based on the appropriate fair value hierarchy consistent with currently available market information. At September 30, 2009, the Company valued substantially all of the ABS portfolio using Level 3 pricing methods as follows:

ASSET-BACKED SECURITIES FAIR VALUES

	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Trust preferred securities – bank and insurance:
Internal model	$266	$202	$2,082	$1,360
Third party models	–	–	25	8
Dealer quotes	–	–	25	22
Other – Level 2	–	–	2	1

	266	202	2,134	1,391

Trust preferred securities – real estate investment trusts:
Third party models	–	–	68	27

	–	–	68	27

Other:
Third party models	31	18	44	22
Dealer quotes	–	–	17	11
CDS spreads	–	–	65	39
Other – Level 2	–	–	21	23

	31	18	147	95

Municipal Securities:
Third party models	–	–	48	47
CDS spreads	–	–	16	17

	–	–	64	64

Auction Rate Securities:
Third party models	–	–	165	165

	–	–	165	165

Total	$297	$220	$2,578	$1,742

Internal Model

In the third quarter of 2009, the Company changed the way it forecasts the default assumption for private banks and non performing public banks within its collateralized debt obligation (“CDO”) pools. Beginning in the third quarter of 2008, the Company used a combination of a licensed third party model for public companies in conjunction with third party ratings for private companies to forecast defaults of bank and insurance collateral. The third party model estimated probabilities of default (“PDs”) using a proprietary reduced form model derived using logistic regression on a historical default database. Because the licensed third party model required equity valuation related inputs (along with other macro and issuer specific inputs) to produce default probabilities, the model did not produce results for private firms and some very small public firms without readily available market data. The Company utilized the third party model to calculate the average of the default probabilities by rating level of the public collateral, and this rating level default probability was applied to each private issuer within the CDO pools. When combined with pool specific collateral lists these PDs created estimates of pool-level expected loss rates for each CDO.

This ratings bucketing approach for private issuers was replaced in the quarter ending September 30, 2009 by a statistical regression using financial ratios which the Company has identified as predictive of future bank failures for the private banks in the CDO pools. As this credit cycle has progressed, the Company has an increasingly significant data set of failed banks. The regression draws upon the quarterly call report ratios of failed banks for the four quarters prior to failure to determine one year default probabilities. A five year default probability is calculated by assigning a mathematical relationship to the one year and five year default probabilities from the licensed third party model. The updated model has a strong correlation with actual bank failures. Banks that failed within our CDO pools during the third quarter of 2009 generally had default probabilities in the high 90% range using the new approach. The Company found this ratio-based approach produced higher default probabilities than the previous approach for private banks that subsequently

ZIONS BANCORPORATION AND SUBSIDIARIES

failed during the third quarter of 2009. Although both methods produced a comparable expected number of failures, the ratio based approach exhibited better specificity in regard to predicting which banks would fail. The inputs and regression formula will be updated quarterly.

The Company has seen nearly all of the failures within its CDO pools come from those private and public banks which have previously deferred in paying current interest on their trust preferred securities. The terms of the securities within the CDO pools generally allow for deferral of current interest for five years without causing default. The Company found that for the public deferring banks, the ratios based approach to identify a default probability generally generated higher PDs than the licensed third party model for banks that subsequently failed. In the interest of better projecting public bank failures, the Company utilized the higher of probabilities of default from our ratio based approach and those from the licensed third party model for public deferring banks effective for the quarter ending September 30, 2009.

The Company replaced its previous 60% loss rate assumption on deferring collateral with an issuer specific loss rate equal to the five year probability of default subject to a minimum assumed loss rate of 35%. This resulted in loss rates of between 100% and 35% with a 48% weighted average loss rate on deferring collateral. Previously, the Company had assumed recovery rates of 40% for banks with TARP and 10% for banks without TARP on projected defaults on currently performing collateral. The Company replaced its previous recovery rate assumptions on performing collateral with a 0% recovery rate assumption, supported by the lack of any recovery seen thus far in the credit cycle. Our experience with deferring collateral has been that of all collateral that has elected to defer beginning in 2007, 38% has defaulted and 62% remains within the allowable deferrable period.

The model for projecting expected cash flows for CDO tranches after identifying collateral level probabilities of default remains the same as disclosed in previous filings. Estimates of expected loss for the individual pieces of underlying collateral are aggregated to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDOs’ structure to generate cash flow projections for each tranche of the CDO. The fair value of each tranche is determined by discounting its resultant loss-adjusted cash flows with appropriate market-based discount rates. The presence of other than temporary impairment (“OTTI”) is identified and the amount of the credit component of OTTI is calculated by discounting the resulting loss adjusted cash flows at each tranche’s coupon rate and comparing that value to the Company’s amortized cost of the tranche.

Beginning in the quarter ending March 31, 2009, the Company began utilizing a more granular approach to reflect the specific risks embedded in every deal and to reference trading levels of publicly traded single issuer trust preferred securities. This change in inputs/assumptions was driven by market developments and was not due to change in accounting rules during the first quarter of 2009.

The discount rate assumption used for the valuation purposes for each CDO tranche was derived from trading yields on publicly traded trust preferred securities and projected probabilities of default on the underlying financial companies. For the quarter ending September 30, 2009, the data set included a publicly traded trust preferred security which was in deferral with regard to the payment of current interest. The discount margins on the traded securities including the deferring security were regressed to those of the CDOs by comparing expected levels of cash flow impairments between the CDOs and the publicly traded trust preferred securities. For the quarter ending September 30, 2009, the Company increased the discount rate range to LIBOR +3.75% for the highest quality/most over collateralized tranches in order to reflect market level assumptions for structured finance securities and LIBOR +17.35% with the lowest credit quality for remaining performing collateral. In addition, in order to acknowledge the greater uncertainty in the cash flows of those junior trust preferred CDO tranches which are PIKing (capitalizing interest), the Company utilized a discount rate of at least LIBOR + 13% using the forward LIBOR curve.

ZIONS BANCORPORATION AND SUBSIDIARIES

CDO tranches with greater uncertainty in their cash flows should be discounted at rates in excess of those rates that market participants would use for tranches with more stable expected cash flows as a result of more subordination and/or better credit quality in the underlying collateral. The high end of the discount margin spectrum was applied to tranches in which minor changes in future default assumptions produced substantial deterioration in tranche cash flows. These discount rates are applied to the model to produce credit stressed cash flows, which constitute each tranche’s expected cash flows; discount rates are not applied to a hypothetical contractual cash flow.

The following schedule sets forth the effect on the OTTI for the third quarter of 2009 and fair values at September 30, 2009 of the previously discussed assumption changes made this quarter in valuing bank and insurance CDOs.

The schedule contains two scenarios. The previous assumptions scenario uses the previous quarter’s credit related assumptions of a 40% recovery rate on deferrals and a 10% or 40% recovery rate on performing collateral dependent upon the issuers TARP status. The previous assumption scenario uses as an input the September 30 trading levels of publicly traded trust preferreds to relate expected losses to discount rates. The resulting discount rates are not adjusted upward for PIKing tranches. The discount range is from LIBOR +3.75% to LIBOR +14.31%.

The new assumptions scenario uses the current quarter’s credit related assumptions of an issuer specific recovery rate on deferrals and a 0% recovery rate on performing collateral. The new assumption scenario also uses the same input of the September 30 trading levels of publicly traded trust preferreds to relate expected losses to discount rates, but the resulting discount rates are then adjusted upward to ensure that any PIKing tranches are discounted at rates of at least LIBOR +13%. The discount range is from LIBOR +3.75% to LIBOR +17.4% with a minimum of LIBOR +13% for PIKing tranches.

EFFECT OF BANK AND INSURANCE CDO ASSUMPTION CHANGES

ON OTTI AND FAIR VALUES

	Bank and insurance CDOs at Level 3
(Amounts in millions)	Held-to-maturity	Available-for-sale

Components of OTTI
3rd quarter of 2009 using previous credit and discount assumptions
Credit component	$–	$67.2
Incremental illiquidity component	–	55.8
3rd quarter of 2009 using new credit and discount assumptions
Credit component	–	37.3
Incremental illiquidity component	–	125.3
Effect of new assumptions on credit component		(29.9)
Effect of new assumptions on illiquidity component		69.5
Fair Value
3rd quarter of 2009 using previous credit and discount assumptions
Fair value	$203	$1,582
3rd quarter of 2009 using new credit and discount assumptions
Fair value	$202	$1,391
Effect of new assumptions	(1)	(191)

The assumption changes were partially offsetting, but the net effect of the new assumptions was a lower amount of credit component of OTTI and a lower fair value of the portfolio as compared to that which would have been found using the old assumptions. With regard to OTTI, for example, the effect of moving to a 0% recovery rate on performing collateral from a 10% or 40% assumption

ZIONS BANCORPORATION AND SUBSIDIARIES

increased the credit impairment under the new assumptions. The effect of moving to an issuer-specific recovery rate on deferring collateral from a static 40% rate decreased the credit impairment comparison under the new assumptions. The net effect of decreased credit impairment can be largely explained by the assumption change in the recovery rate of deferring collateral having the effect of increasing the weighted average recovery rate on all deferring collateral from 40% to 52%. With regard to fair value of the portfolio, the net effect of decreased fair value can be largely explained by the higher discount rate assumption on PIKing and more junior collateral.

The following schedule sets forth the sensitivity of the current CDO fair values using an internal model to changes in the most significant assumptions utilized in the model:

SENSITIVITY OF BANK AND INSURANCE CDO VALUATIONS TO ADVERSE

CHANGES IN CURRENT MODEL KEY VALUATION ASSUMPTIONS

		Bank and insurance CDOs at Level 3
(Amounts in millions)		Held-to-maturity		Available-for-sale

Fair value balance at September 30, 2009		$202		$1,360

Expected collateral credit losses [1]

		Incremental	Cumulative	Incremental	Cumulative
Weighted average:
Loss percentage from currently defaulted or deferring collateral [2]			2.7%		16.2%
Projected loss percentage from currently performing collateral
1-year		1.0%	3.6%	1.2%	17.4%
years 2-5		2.5%	6.1%	2.7%	20.1%
years 6-30		3.3%	9.4%	3.5%	23.5%
Decrease in fair value due to increase in projected loss percentage from currently performing collateral [3]	25%	$(0.2)		$(14.4)
	50%	(0.4)		(28.1)
	100%	(0.7)		(54.5)

Discount rate [4]
Weighted average spread over LIBOR		462 bp		715 bp
Decrease in fair value due to increase in discount rate	+ 100bp	$(17.1)		$(111.8)
	+ 200bp	(32.1)		(209.7)

[1]	The Company uses an expected credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation.
[2]

Weighted average percentage of collateral that is defaulted due to bank failures or deferring payment as allowed under the terms of the security, including a 0% recovery rate on defaulted collateral and a credit specific recovery rate on deferring collateral which ranges from 0% to a ceiling of 65%.

[3]

Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30 year losses of 27.2% =23.5% + 50% (1.2%+2.7%+3.5%.) and 30.9%= 23.5% + 100% (1.2%+2.7%+3.5%) respectively.

[4]	The discount rate is a spread over the LIBOR swap yield curve at the date of valuation.

During the third quarter the Company experienced adverse changes in the loss percentage from currently defaulted or deferring collateral and favorable changes in future cumulative projected credit losses. The changes were driven by loss experience in excess of projections and by market improvements in surviving bank debt and equity prices, respectively. Given the transfers of securities from held-to-maturity (“HTM”) to available-for-sale (“AFS”) during the second quarter of 2009 as disclosed previously, the remaining HTM portfolio is generally of better credit quality than the portion of the AFS portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

Third Party Models

At September 30, 2009, the Company utilized third party valuation services for fifteen securities with an aggregate amortized cost of $168 million in the ABS CDO and trust preferred asset classes. These securities continued to have insufficient observable market data available to directly determine prices. The Company reviewed the methodologies employed by third party models. This included a review of all relevant data inputs and the appropriateness of key model assumptions. These assumptions included, but were not limited to, probability of default, collateral recovery rates, discount rates, over-collateralization levels, and rating transition probability matrices from rating agencies. The model valuations obtained from third party services were evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data which included third party and internal model results and valuations. A range of value estimates is not provided because third party vendors utilized point estimates.

Auction rate and municipal securities with an amortized cost of $213 million were valued using third party created matrix referencing ratings as the key variable with regards to valuation.

Dealer Quotes

The $42 million of asset-backed securities at amortized cost are valued using nonbinding and unadjusted dealer quotes. Multiple quotes are not available and the values provided are based on a combination of proprietary dealer quotes. Broker disclosure levels vary and the Company seeks to minimize dependence on this Level 3 source.

CDS Spreads

A total of $65 million at amortized cost of insured securities purchased out of Lockhart were valued using the relevant monoline insurers’ credit derivative levels.

In addition, a total of $16 million of municipal securities with puts back to the underwriter in 2010 were valued using the CDS Spread of the underwriter.

See Note 4 of the Notes to Consolidated Financial Statements and “Investment Securities Portfolio” for further information.

Other-than-Temporary Impairment (“OTTI”) – Debt Investment Securities

We review investment debt securities on an ongoing basis for the presence of OTTI with formal reviews performed quarterly. Net OTTI losses on individual investment securities are recognized as a realized loss through earnings when it is more likely than not that the Company will not collect sufficient contractual cash flows as compared to its amortized cost or the Company is unable to hold the securities to recovery.

The Company’s OTTI evaluation process conforms to the rules as required by the debt securities subsequent measurement topic in FASB ASC 320. These rules require the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in our securities portfolio.

On January 12, 2009, the FASB amended the debt securities subsequent measurement topic in FASB ASC 320. This amendment is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The amendment eliminated the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, the amendment requires that OTTI be recognized as a realized loss through earnings when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected as compared to the amortized cost.

ZIONS BANCORPORATION AND SUBSIDIARIES

On April 9, 2009, the FASB amended the debt securities subsequent measurement topic in FASB ASC 320. This amendment is effective for interim and annual reporting periods ending after June 15, 2009, with the option to early adopt for the first quarter of 2009, and shall be applied prospectively with a cumulative effect adjustment for prior OTTI illiquidity losses. The Company elected to early adopt this amendment during the first quarter of 2009. The Company recorded a $137.5 million after tax cumulative effect adjustment upon adoption of the amendment. Retained earnings were increased and other comprehensive income decreased. The amendment significantly changes how an entity evaluates whether impairment is other than temporary and how to recognize OTTI for debt securities classified as available-for-sale or held-to-maturity.

The three most significant changes that impacted the determination and calculation of OTTI are first, a requirement that an entity conclude it does not intend to sell an impaired security and it is not “more likely than not” that it will be required to sell the security before the recovery of its amortized cost basis. Second, a requirement to assess the collectability of cash flows based on “a more likely than not” basis which is a lower threshold for recognizing an OTTI charge from a “probable” basis under the prior accounting rule. Finally, a requirement to recognize the total OTTI charge for debt securities in separate amounts – one amount representing the decrease in cash flows expected to be collected (“credit loss”), which is recognized in earnings and the second amount representing the amount related to all other factors (“illiquidity loss”), which is recognized in OCI. Also for securities classified as held-to-maturity, the amendment requires that the amount of OTTI recognized in OCI be accreted (through OCI) over the remaining life of the security.

The Company recognized pretax OTTI losses of $198.4 million during the third quarter of 2009 and $28.0 million during the third quarter of 2008 on investment debt securities. All of the impairment for 2009 related to securities valued using Level 3 inputs. Management determined that $56.5 million of the impairment for the third quarter of 2009 related to credit loss impairment. Net impairment losses for the first nine months of 2009 were $181.2 million compared to $107.6 million for the first nine months of 2008. The significant inputs used in the methodology to calculate the credit loss impairment is described under “Valuation of Asset-Backed Securities” with the exception that while the discount rate used for valuation is a market level discount rate, the discount rate used to determine the presence and amount of credit impairment is the security specific coupon rate. The expected cash flows are credit stressed in that they incorporate the effect of both collateral nonperformance and projected additional nonperformance. The expected cash flows are discounted at the security specific coupon rate to identify the credit component of OTTI.

The decision to deem these securities OTTI was based on a specific analysis of the structure of each security and an evaluation of the underlying collateral using information and industry knowledge available to the Company. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

Debt Modification

During the second quarter of 2009, the Company executed a subordinated debt modification and exchange transaction. The Company exchanged approximately $0.2 billion of subordinated notes for new notes with the same terms. The remaining $1.2 billion of subordinated notes were modified to permit conversion on a par for par basis into either the Company’s Series A or Series C preferred stock. Net of issuance costs and debt discount on the previous debt, the pretax gain recognized in earnings from this debt modification was approximately $305.0 million. Additionally the Company recognized directly in equity a $45.3 million after-tax gain for the conversion option of the modified debt. The Company also recognized deferred gains of $161.3 million pretax on terminated swaps related to the subordinated debt that was modified. The determination of whether the modification is considered an extinguishment followed the rules as required by the debt modifications and extinguishments topic in FASB ASC 470.

ZIONS BANCORPORATION AND SUBSIDIARIES

Preferred Stock Redemption

During the second quarter the Company purchased 4,020,435 depositary shares of Series A preferred stock (each share representing a 1/40 th ownership interest in a share of preferred stock) at a price of $11.50 per depositary share, or an aggregate amount of $46.4 million including accrued dividends. At a $25 per depositary share liquidation preference, the purchase reduced the $240 million carrying value of the Series A preferred stock by approximately $100.5 million. Net of related costs, the redemption resulted in a $54.0 million increase to common shareholders’ equity. The Company calculation and presentation of the redemption conforms to the rules contained in FASB ASC 260 for earnings per share-other presentation matters.

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

Accounting for Goodwill

Goodwill arises from business acquisitions and represents the value attributable to the unidentifiable intangible elements in our acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with FASB ASC 350 the intangibles and goodwill topic. The Company performs this annual test as of October 1 of each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, a significant adverse change in market values of similar businesses, an adverse action by a regulator, an unanticipated change in the competitive environment, and a decision to change the operations or dispose of a reporting unit.

During the first quarter of 2009, we performed a goodwill impairment evaluation for Amegy and California Bank & Trust, effective February 28, 2009, due to the Company’s performance deterioration and market decline from December 31, 2008. Step 1 was performed by using both market value and discounted cash flow approaches. In the market value approach, we identified a group of publicly traded banks using primarily size, location and business mix compared to Zions’ subsidiary banks. We then used valuation multiples, including a control premium, developed from this group to apply to our subsidiary banks. Due to the limited number of non-distressed or failed bank merger and acquisition transactions during the past 12 months, the transaction value approach was not used in this analysis. In the discounted cash flow approach we discounted projected cash flows to their present value using an estimated long-term cost of equity specific to each reporting unit, to arrive at our estimate of fair value.

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

Significant remaining amounts of goodwill at September 30, 2009 were as follows: Amegy – $616 million, CB&T – $379 million, and Zions Bank – $20 million. We expect that the current disrupted market conditions may require us to evaluate goodwill more frequently, including quarterly, as the circumstances warrant. Any differences between estimated fair values and carrying values could result in future impairment of goodwill.

ZIONS BANCORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The Company reported a net loss applicable to common shareholders of $179.5 million or $1.41 per diluted share for the third quarter of 2009 compared to net earnings applicable to common shareholders of $33.4 million or $0.31 per diluted share for the third quarter of 2008. The decrease is mainly due to a $409.3 million increase in the provision for loan losses, a $39.8 million increase in the provision for unfunded lending commitments, a $28.5 million increase in net impairment losses on investment securities, a $23.3 million increase in other real estate expense, and a $14.5 million increase in FDIC premiums expense, offset by $146.2 million of acquisition related gains and an $84.2 million increase in fair value and nonhedge derivative income.

Net loss applicable to common shareholders for the first nine months of 2009 was $1,072.5 million or $8.99 per diluted share, compared to net earnings applicable to common shareholders of $207.4 million or $1.93 per diluted share for the first nine months of 2008. The decrease reflects a $1,263.1 million increase in the provision for loan losses, a $634.0 million goodwill impairment charge, a $280.5 million increase in valuation losses on securities purchased and net impairment losses on investment securities, a $62.3 million increase in other real estate expense, a $62.2 million increase in FDIC premiums expense, a $44.2 million increase in the provision for unfunded lending commitments, and a $69.0 million increase in preferred stock dividends, offset by $466.3 million of gains on swap termination and debt modification, $169.1 million of acquisition related gains, a $124.6 million increase in fair value and nonhedge derivative income, and $52.4 million from a preferred stock redemption.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the third quarter of 2009 decreased 3.2% to $482.0 million compared with $497.8 million for the comparable period of 2008. This decrease reflects multiple factors including the impact of significant increases in nonaccrual loans and nonaccrual securities, the impact of the discount amortization on the modified subordinated debt, accelerated debt discount amortization related to the conversion of subordinated debt into Series C preferred stock, and higher money market investment balances which earned lower rates during the third quarter of 2009. Net interest income for the quarter was favorably impacted by loan renewals at wider spreads, a significantly lower cost of funds, and a significant growth in noninterest bearing deposit balances. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

The Company’s net interest margin was 3.91% for the third quarter of 2009 compared to 4.09% for the second quarter of 2009 and 4.13% for third quarter of 2008. The net interest margin for the second quarter of 2009 was favorably impacted by 0.07% due to reductions in interest expense resulting from the accretion of deferred gains on terminated debt fair value swaps during the second quarter related to the modified subordinated debt. The net interest margin for the third quarter of 2009 was unfavorably impacted by 0.13% for the discount amortization on the modified subordinated debt and an additional 0.07% from the impact of accelerated debt discount amortization resulting from the conversion of subordinated debt into Series C preferred stock. The margin decrease for third quarter of 2009 compared to the third quarter of 2008 was primarily due to increased nonaccrual loans and increased nonaccrual securities, the impact of the discount amortization on the modified subordinated debt including the effect of the conversion of subordinated debt into Series C preferred stock and higher money market investment balances earning lower rates, offset in part by increased low cost deposit funding.

The spread on average interest-bearing funds for the third quarter of 2009 was 3.45%, which decreased from 3.71% for the second quarter of 2009 and from 3.67% for the third quarter of 2008. The spread on average interest-bearing funds for the third quarter of 2009 was adversely impacted by the same factors that reduced the net interest margin.

ZIONS BANCORPORATION AND SUBSIDIARIES

Net interest margin will continue to be adversely affected in future quarters due to the impact of nonperforming assets and amortization of debt discounts related to the debt modification transaction that occurred in the second quarter of 2009. Also, the net interest margin was previously favorably impacted by accreted swap gains on terminated swaps that reduced interest expense on long-term debt. Because of the debt modification transaction that occurred in the second quarter of 2009, most of those swap gains were recognized in noninterest income. The debt modification transaction also resulted in a discount on the modified convertible subordinated debt, which as of September 30, 2009 is approximately $361 million. This discount will be amortized as interest expense over the remaining life of the debt. If in future periods, debt holders exercise their option to convert debt to preferred stock the amortization of the discount will be accelerated at the time of conversion.

The Company expects to continue its efforts over the long run to maintain a slightly “asset-sensitive” position with regard to interest rate risk. However, because of the current low interest rate environment the Company is allowing the balance sheet to become more asset-sensitive than has historically been the case, by (1) reducing our use of interest rate swaps against our floating rate loans and (2) terminating receive fixed / pay variable swaps on the Company’s subordinated debt. With interest rates at historically low levels, there is a reduced need to protect against falling interest rates. Our estimates of the Company’s actual rate risk position is highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in Interest Rate Risk on page 111 and this filing in “Interest Rate Risk.”

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average Balance	Amount of interest [1]	Average rate

ASSETS
Money market investments	$1,861,523	$1,195	0.25%	$1,417,875	$9,267	2.60%
Securities:
Held-to-maturity	914,648	13,797	5.98%	1,918,436	31,502	6.53%
Available-for-sale	3,749,566	26,275	2.78%	2,621,756	27,654	4.20%
Trading account	94,658	842	3.53%	42,535	437	4.09%

Total securities	4,758,872	40,914	3.41%	4,582,727	59,593	5.17%

Loans held for sale	194,596	2,434	4.96%	160,026	1,916	4.76%
Loans:
Net loans and leases excluding FDIC-supported assets [2]	40,246,789	570,652	5.63%	41,824,097	670,695	6.38%
FDIC-supported assets	1,888,642	22,562	4.74%

Total loans and leases	42,135,431	593,214	5.59%	41,824,097	670,695	6.38%

Total interest-earning assets	48,950,422	637,757	5.17%	47,984,725	741,471	6.15%

Cash and due from banks	1,187,594			1,424,407
Allowance for loan losses	(1,317,078)			(562,518)
Goodwill	1,017,387			2,009,509
Core deposit and other intangibles	126,614			132,167
Other assets	3,635,121			3,291,470

Total assets	$53,600,060			$54,279,760

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$5,162,852	$5,262	0.40%	$4,248,715	$8,285	0.78%
Money market	17,538,319	49,292	1.12%	13,880,283	82,435	2.36%
Time under $100,000	2,954,680	16,612	2.23%	2,675,894	21,898	3.26%
Time $100,000 and over	4,363,017	22,690	2.06%	3,929,454	32,918	3.33%
Foreign	1,901,789	3,478	0.73%	3,397,729	20,021	2.34%

Total interest-bearing deposits	31,920,657	97,334	1.21%	28,132,075	165,557	2.34%

Borrowed funds:
Securities sold, not yet purchased	45,866	590	5.10%	30,966	393	5.05%
Federal funds purchased and security repurchase agreements	1,708,888	1,207	0.28%	2,284,997	10,246	1.78%
Commercial paper	1,224	3	0.97%	74,596	577	3.08%
FHLB advances and other borrowings:
One year or less	46,741	525	4.46%	5,983,823	38,948	2.59%
Over one year	18,854	228	4.80%	129,162	1,856	5.72%
Long-term debt	2,231,623	55,865	9.93%	2,443,488	26,072	4.24%

Total borrowed funds	4,053,196	58,418	5.72%	10,947,032	78,092	2.84%

Total interest-bearing liabilities	35,973,853	155,752	1.72%	39,079,107	243,649	2.48%

Noninterest-bearing deposits	11,428,774			9,189,581
Other liabilities	517,199			575,224

Total liabilities	47,919,826			48,843,912
Shareholders’ equity:
Preferred equity	1,514,675			282,500
Common equity	4,142,749			5,123,399

Controlling interest shareholders’ equity	5,657,424			5,405,899
Noncontrolling interests	22,810			29,949

Total shareholders’ equity	5,680,234			5,435,848

Total liabilities and shareholders’ equity	$53,600,060			$54,279,760

Spread on average interest-bearing funds			3.45%			3.67%
Taxable-equivalent net interest income and net yield on interest-earning assets		$482,005	3.91%		$497,822	4.13%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (Continued)

(Unaudited)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average Balance	Amount of interest [1]	Average rate

ASSETS
Money market investments	$2,251,822	$6,114	0.36%	$1,765,932	$40,608	3.07%
Securities:
Held-to-maturity	1,394,335	60,627	5.81%	1,385,803	69,153	6.67%
Available-for-sale	3,247,096	80,277	3.31%	3,502,132	130,857	4.99%
Trading account	76,914	2,236	3.89%	40,942	1,277	4.17%

Total securities	4,718,345	143,140	4.06%	4,928,877	201,287	5.46%

Loans held for sale	231,662	8,272	4.77%	186,940	7,632	5.45%
Loans:
Net loans and leases excluding FDIC-supported assets [2]	40,869,880	1,728,742	5.66%	40,467,491	2,016,914	6.66%
FDIC-supported assets	1,109,356	40,526	4.88%	–	–

Total loans and leases	41,979,236	1,769,268	5.63%	40,467,491	2,016,914	6.66%

Total interest-earning assets	49,181,065	1,926,794	5.24%	47,349,240	2,266,441	6.39%

Cash and due from banks	1,262,255			1,387,584
Allowance for loan losses	(971,468)			(518,840)
Goodwill	1,227,331			2,009,501
Core deposit and other intangibles	126,380			138,711
Other assets	3,524,476			3,132,318

Total assets	$54,350,039			$53,498,514

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,876,646	$16,353	0.45%	$4,472,175	$27,530	0.82%
Money market	17,602,491	177,703	1.35%	13,203,878	247,321	2.50%
Time under $100,000	2,999,739	57,659	2.57%	2,589,543	72,339	3.73%
Time $100,000 and over	4,580,349	84,651	2.47%	4,243,922	122,454	3.85%
Foreign	2,075,197	15,726	1.01%	3,314,535	69,726	2.81%

Total interest-bearing deposits	32,134,422	352,092	1.46%	27,824,053	539,370	2.59%

Borrowed funds:
Securities sold, not yet purchased	42,425	1,666	5.25%	32,608	1,140	4.67%
Federal funds purchased and security repurchase agreements	2,027,743	4,648	0.31%	2,864,224	49,021	2.29%
Commercial paper	2,391	27	1.51%	142,771	4,131	3.86%
FHLB advances and other borrowings:
One year or less	374,349	5,665	2.02%	4,980,487	104,215	2.80%
Over one year	60,458	2,507	5.54%	128,513	5,521	5.74%
Long-term debt	2,534,627	98,082	5.17%	2,472,355	82,097	4.44%

Total borrowed funds	5,041,993	112,595	2.99%	10,620,958	246,125	3.10%

Total interest-bearing liabilities	37,176,415	464,687	1.67%	38,445,011	785,495	2.73%

Noninterest-bearing deposits	10,682,344			9,074,345
Other liabilities	543,197			588,846

Total liabilities	48,401,956			48,108,202
Shareholders’ equity:
Preferred equity	1,561,776			254,270
Common equity	4,361,059			5,106,750

Controlling interest shareholders’ equity	5,922,835			5,361,020
Noncontrolling interests	25,248			29,292

Total shareholders’ equity	5,948,083			5,390,312

Total liabilities and shareholders’ equity	$54,350,039			$53,498,514

Spread on average interest-bearing funds			3.57%			3.66%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,462,107	3.97%		$1,480,946	4.18%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level based upon the inherent risks in the portfolio. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company’s various portfolios, the levels of actual charge-offs, and statistical trends and other economic factors. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowance for loan and lease losses and the reserve for unfunded lending commitments.

The provision for loan losses for the third quarter of 2009 was $565.9 million compared to $762.7 million for second quarter of 2009 and $156.6 million for the third quarter of 2008. Net loan and lease charge-offs increased to $381.3 million (3.79% annualized of average loans excluding FDIC-supported assets) in the third quarter of 2009 up from $347.5 million (3.39% annualized of average loans excluding FDIC-supported assets) in the second quarter of 2009. Net loan and lease charge-offs were $95.3 million (0.91% annualized of average loans) in the third quarter of 2008. The provision for the third quarter decreased from the second quarter. The second quarter included larger adjustments related to the re-estimation of our loss migration factors, a larger increase in criticized and classified loans, and the incorporation of the possibility of a more protracted credit cycle as compared to the third quarter. Additionally, the third quarter provision included the effects of updated loss migration factors using more recent loss experience.

The increased provision for the third quarter of 2009 compared to the third quarter of 2008 was attributable to a higher level of criticized and classified loans, higher realized loss content in these loan categories, and continued deterioration in collateral values primarily in land acquisition, development and construction loans, all of which resulted in increases of some of our loss migration factors and application of the updated factors at all banking subsidiaries using the most recent loss experience. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details. The provision for unfunded lending commitments was $36.5 million for the third quarter of 2009 compared to $7.9 million for the second quarter of 2009 and $(3.3) million for the third quarter of 2008 due to the above mentioned factors and the application of updated loss migration factors during the quarter. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan commitments, originations, and fundings, and by changes in the creditworthiness of borrowers with unfunded commitments. The related provision will generally reflect these fluctuations. When combined, the provisions for credit losses for the third quarter of 2009 were $602.5 million compared to $153.3 million for the third quarter of 2008.

The provision for loan losses for the first nine months of 2009 was $1,626.2 million, 347.9% higher than the $363.1 million provision for the first nine months of 2008. The provision for unfunded lending commitments was $46.3 million for the first nine months of 2009 compared to $2.0 million for the comparable period of 2008. The increases in these loss provisions for the first nine months of 2009 were primarily caused by the same factors discussed previously.

The Company’s expectation is that credit and general economic conditions will remain weak, impacting both commercial and consumer borrowers.

Noninterest Income

For the third quarter of 2009, noninterest income increased 202.1% to $270.7 million compared to $89.6 million for the third quarter of 2008. The increase is primarily due to $146.2 million of acquisition related gains recognized during the quarter and an $84.2 million increase in fair value and nonhedge derivative income offset by $28.5 million of increased credit impairment losses on investment securities and a $14.8 million decrease in equity securities gains in the third quarter of 2009 compared to the third quarter of 2008. Excluding these items, noninterest income was $124.8 million for the third quarter of 2009 and $130.8 million for the third quarter of 2008.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other service charges, commissions, and fees decreased $3.6 million or 8.3% for the third quarter of 2009, compared to the same period in 2008. The decrease is due to reductions in lending related fees, mutual fund sweep product fees, and official check fees.

Dividends and other investment income decreased 63.1% to $2.6 million for the third quarter of 2009 from $7.0 million for the third quarter of 2008. The decrease is primarily due to decreased earnings of approximately $6.8 million from two investment funds, a $2.4 million decrease in Federal Home Loan Bank dividends, and decreased earnings from other equity investments, offset in part by increased equity earnings from our investment in Farmer Mac.

Fair value and nonhedge derivative income was $58.1 million for the third quarter of 2009 compared to a loss of $26.2 million for the third quarter of 2008. The income for the third quarter of 2009 primarily reflects the recognition of hedge ineffectiveness on cash flow hedges of floating rate loans. Interest rate swaps became ineffective as loan pools paid down or renewed with wider spreads. The loss for the third quarter of 2008 was mainly due to decreases in the fair value of nonhedge derivatives resulting from decreasing spreads between LIBOR and prime rates.

Net equity securities losses were $1.8 million for the third quarter of 2009 compared to $13.0 million of gains for the third quarter of 2008. Net losses in the third quarter of 2009 were primarily losses on venture capital investments offset by a gain adjustment on the Company’s interest in a previously sold mutual fund management company. Net gains in the third quarter of 2008 included $5.4 million of net gains on venture capital investments. Net of related minority interest of $3.8 million, income taxes and other expenses, the venture capital gains increased net income for the quarter by approximately $0.8 million. Net gains in the third quarter of 2008 also included a $7.7 million gain on the sale of the Company’s interest in a mutual fund management company.

The Company recognized net impairment losses on investment securities of $56.5 million during the third quarter of 2009 compared to $28.0 million during the third quarter of 2008. The total impairment loss for the third quarter of 2009 was $198.4 million and the illiquidity portion of the OTTI charged against OCI was $141.9 million. These OTTI losses were for certain CDOs, including bank and insurance CDOs, ABS CDOs, and REIT trust preferred CDOs. See “Investment Securities Portfolio” for additional information.

Acquisition related gains were $146.2 million in the third quarter of 2009 and resulted from the acquisition of Vineyard Bank, a failed financial institution acquired from the FDIC on July 17, 2009. The gains resulted from the acquisition of assets that had fair values in excess of the fair value of liabilities assumed. The Company recognized acquisition related gains of $23.0 million during the second quarter of 2009 from the acquisition of the failed Alliance Bank on February 6, 2009 by California Bank & Trust and Great Basin Bank on April 17, 2009 by Nevada State Bank. The acquisitions involved loss sharing arrangements with the FDIC.

For the first nine months of 2009, noninterest income increased 160.4% to $710.8 million compared to $273.0 million of income for the first nine months of 2008. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Service charges and fees on deposit accounts increased $4.7 million or 3.1% for the first nine months of 2009 compared to the same period of 2008. The increase reflects reduced business deposit account earnings credits due to lower interest rates and increased fees related to the acquisitions previously discussed.

Trust and wealth management income decreased 16.4% to $24.1 million for the first nine months of 2009 from $28.8 million for the comparable period in 2008. The decrease is primarily due to lower fees from our trust and wealth management business resulting from lower balances of assets under management and lower 12b-1 mutual fund fees due to lower balances.

ZIONS BANCORPORATION AND SUBSIDIARIES

Capital markets and foreign exchange income was $41.6 million for the first nine months 2009 as compared to $34.9 million for the first nine months of 2008. This increase is due to increased trading income from trading of fixed income corporate bonds offset by lower public finance fees.

Loan sales and servicing income for the first nine months of 2009 decreased $4.7 million or 23.6% compared to the first nine months of 2008. The decreased income is primarily due to decreased servicing fees on small business loans resulting from the dissolution of loan securitizations in Lockhart during 2008 offset by increased gains on sold mortgage loans.

Income from securities conduit decreased $2.9 million or 72.6% for the first nine months of 2009 compared to the first nine months of 2008. This servicing income represents fees we receive from Lockhart and decreased because of the higher cost of asset-backed commercial paper due to disruptions in the commercial paper markets and because of the diminishing size of Lockhart’s securities portfolio. In June of 2009, Lockhart was consolidated onto the books of Zions Bank which eliminated the income from the securities conduit. All else being equal, net interest income increased as Lockhart-related assets were brought onto the Company’s balance sheet, roughly offsetting the decrease to noninterest income.

Valuation losses on securities purchased were $212.1 million during the first nine months of 2009 compared to $5.2 million for the comparable period in 2008. The valuation losses in 2009 consist of $187.9 million from purchases of securities from Lockhart Funding LLC, prior to fully consolidating Lockhart in June 2009, and $24.2 million for valuation adjustments to auction rate securities purchased from customers during the first quarter of 2009. The valuation losses in 2008 were from the purchases of securities from Lockhart Funding LLC. During the third quarter of 2009 Lockhart Funding LLC was terminated.

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

Noninterest Expense

Noninterest expense for the third quarter of 2009 was $434.7 million, an increase of 16.8% from $372.3 million for the third quarter of 2008. The increase is primarily due a $23.3 million increase in other real estate expense, a $14.5 million increase in FDIC premium expense, and a $39.8 million increase in the provision for unfunded lending commitments. Excluding the other real estate expense, FDIC premium expense, and provision for unfunded lending commitments for the third quarters of 2009 and 2008, noninterest expense was down $15.2 million or 4.2% from $363.1 million for the third quarter of 2008 to $347.9 million for the third quarter of 2009.

Salaries and employee benefits decreased $3.6 million or 1.7% compared to the third quarter of 2008. Salaries and employee benefits included approximately $1.5 million of severance costs in third quarter of 2009, and salary costs for staff added in conjunction with the acquisition of Vineyard Bank. Full-time equivalent staffing has been reduced by 3.6% from December 31, 2008 even after adding personnel from the FDIC-assisted acquisitions.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other real estate expense increased $23.3 million compared to the third quarter of 2008. The increase is primarily due to increased OREO balances and write downs resulting from declining property values, mainly in Utah, California, and Nevada.

FDIC premiums increased $14.5 million as compared to the third quarter of 2008. The increase is due to increased FDIC premium rate charges on the banks’ deposits that become effective in first quarter of 2009 and the impact of higher deposit balances.

The provision for unfunded lending commitments increased to $36.5 million during the third quarter of 2009 compared to $(3.3) million during the third quarter of 2008, primarily due to the Company’s implementation of loss migration factors that are more weighted toward recent loss experience during the third quarter of 2009.

For the first nine months of 2009, noninterest expense increased 14.3% to $1,230.4 million compared to $1,076.8 million for the first nine months of 2008. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Other noninterest expense for the first nine months of 2009 increased $6.2 million or 3.7% compared to the first nine months of 2008. This increase is primarily due to $5.1 million of debt extinguishment costs for certain long-term FHLB debt incurred during the second quarter.

At September 30, 2009, the Company had 10,616 full-time equivalent employees, 493 domestic branches, and 596 ATMs, compared to 10,971 full-time equivalent employees, 525 domestic branches, and 617 ATMs at September 30, 2008.

Impairment Losses on Goodwill

The goodwill impairment losses of $634.0 million for the first nine months of 2009 resulted from a goodwill impairment analysis completed during the first quarter of 2009 by the Company. The goodwill impairment analysis resulted in impairment losses on goodwill at the Amegy reporting unit.

The primary causes of the goodwill impairment loss in our Amegy reporting unit reflects declines in market values of peer banks in Texas and a weaker economic outlook in that state. See “Accounting for Goodwill” for further discussion of the goodwill impairment.

Income Taxes

The Company’s income tax benefit for the third quarter of 2009 was $98.6 million compared to an income tax expense of $11.2 million for the same period in 2008. The effective income tax rates, including the effects of noncontrolling interests, for the third quarter of 2009 and 2008 were 39.2% and 22.9% and for the first nine months of 2009 and 2008 were 21.4% and 27.7%. The low tax rates for the third quarter and first nine months of 2008 are mainly due to the lower taxable income in the period which increased the proportion of nontaxable income relative to total income. The lower tax rate for the first nine months of 2009 is mainly due to nondeductible goodwill impairment charges. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $4.4 million for the first nine months for both 2009 and 2008.

The Company had a net deferred tax asset (“DTA”) balance of $688 million at September 30, 2009 compared to $644 million at June 30, 2009, $479 million at December 31, 2008, and $402 million at September 30, 2008. The increase in DTA has arisen primarily from excess loan loss provisions and valuation losses on investment securities. The Company has no valuation allowance against the DTA, although some DTA is disallowed by regulatory limits for risk-based capital at four of its subsidiary banks. The Company does not expect to record a valuation allowance for GAAP purposes, as its strong historical record of profitability and

ZIONS BANCORPORATION AND SUBSIDIARIES

continuing strong pretax pre-credit cost income indicate a likelihood of future profitability when provisions for credit losses and OTTI return to historical levels. In addition, the Company continues to pursue strategies which may have the effect of mitigating the future possibility of a DTA valuation allowance.

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them and consist of money market investments, securities and loans.

Average interest-earning assets increased 3.9% to $49.2 billion for the first nine months of 2009 compared to $47.3 billion for the same period in 2008. Average interest-earning assets as a percentage of total average assets for the first nine months of 2009 was 90.5% compared to 88.5% for the comparable period of 2008.

Average money market investments, consisting of interest-bearing deposits and commercial paper, federal funds sold and security resell agreements, increased 27.5% to $2,252 million for the first nine months of 2009 compared to $1,766 million for the same period of 2008. Average money market investments for the first nine months of 2009 included $158 million of asset-backed commercial paper that subsidiary companies purchased from Lockhart compared to $962 million during the same period of 2008. The increase in the average money market investment balance during the first nine months reflects an increase in the Company’s liquidity.

ZIONS BANCORPORATION AND SUBSIDIARIES

Investment Securities Portfolio

The following tables present the Company’s held-to-maturity and available-for-sale investment securities at September 30, 2009, December 31, 2008, and September 30, 2008. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security and credit impairment losses. The estimated fair values are the amounts that we believe most accurately reflect assumptions that other participants in the market place would use in pricing the securities as of the dates indicated.

The first two tables present the Company’s investment securities, including asset-backed securities classified by the highest of the ratings and the lowest ratings from any of Moody’s Investors Service, Fitch Ratings or Standard & Poors as of September 30, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT HIGHEST CREDIT RATING*

As of September 30, 2009

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

HELD-TO-MATURITY:
Municipal securities	$613	$611	$–	$611	$5	$616
Asset-backed securities:
Trust preferred securities – predominately bank
A rated	1	1	–	1	–	1
A rated – OTTI	1	1	–	1	–	1
Noninvestment grade	88	88	(11)	77	(24)	53

	90	90	(11)	79	(24)	55

Trust preferred securities – predominately insurance
A rated	10	10	(1)	9	(1)	8
BBB rated	17	17	(2)	15	(2)	13
Noninvestment grade	149	149	(12)	137	(11)	126

	176	176	(15)	161	(14)	147

Other
AAA rated	4	4	–	4	–	4
A rated	4	3	(1)	2	1	3
BBB rated	18	16	–	16	(9)	7
Noninvestment grade – OTTI/PIK’d [2]	12	8	(4)	4	–	4

	38	31	(5)	26	(8)	18

	917	908	(31)	877	(41)	836

AVAILABLE-FOR-SALE:
U.S. Treasury securities	41	41	–	41		41
U.S. Government agencies and corporations:
Agency securities	243	243	6	249		249
Agency guaranteed mortgage-backed securities	386	386	12	398		398
Small Business Administration loan-backed securities	753	799	(19)	780		780
Municipal securities	248	241	5	246		246
Asset-backed securities:
Trust preferred securities – predominately bank
AAA rated	80	79	(12)	67		67
AA rated	531	381	–	381		381
A rated	317	308	(96)	212		212
A rated – OTTI	50	46	(18)	28		28
BBB rated	164	139	(34)	105		105
Noninvestment grade	40	34	(11)	23		23
Noninvestment grade – OTTI/PIK’d 2	944	825	(541)	284		284

	2,126	1,812	(712)	1,100		1,100

Trust preferred securities – predominately insurance
AAA rated	5	5	–	5		5
AA rated	104	96	(1)	95		95
Not rated	1	–	–	–		–
Noninvestment grade	195	195	(27)	168		168

	305	296	(28)	268		268

Trust preferred securities – single banks
A rated	1	1	–	1		1
Not rated	25	25	(3)	22		22

	26	26	(3)	23		23

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(3)	13		13
Noninvestment grade – OTTI/PIK’d [2]	70	52	(38)	14		14

	95	68	(41)	27		27

Auction rate securities
AAA rated	175	160	(1)	159		159
A rated	4	2	1	3		3
BBB rated	3	3	–	3		3

	182	165	–	165		165

Other
AAA rated	50	48	(11)	37		37
AA rated	3	2	1	3		3
A rated	51	50	(19)	31		31
BBB rated	2	1	–	1		1
Noninvestment grade	10	7	(2)	5		5
Noninvestment grade – OTTI/PIK’d [2]	95	39	(21)	18		18

	211	147	(52)	95		95

	4,616	4,224	(832)	3,392		3,392

Other securities:
Mutual funds and stock	155	155	–	155		155

	4,771	4,379	(832)	3,547		3,547

Total	$5,688	$5,287	$(863)	$4,424	$(41)	$4,383

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the highest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have Other Than Temporary Impairment (“OTTI”) and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT LOWEST CREDIT RATING*

As of September 30, 2009

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

HELD-TO-MATURITY:
Municipal securities	$613	$611	$–	$611	$5	$616
Asset-backed securities:
Trust preferred securities – predominately bank
Noninvestment grade	89	89	(11)	78	(24)	54
Noninvestment grade – OTTI	1	1	–	1	–	1

	90	90	(11)	79	(24)	55

Trust preferred securities – predominately insurance
Noninvestment grade	176	176	(15)	161	(14)	147

	176	176	(15)	161	(14)	147

Other
A rated	4	3	(1)	2	1	3
Noninvestment grade	22	20	–	20	(9)	11
Noninvestment grade – OTTI/PIK’d [2]	12	8	(4)	4	–	4

	38	31	(5)	26	(8)	18

	917	908	(31)	877	(41)	836

AVAILABLE-FOR-SALE:
U.S. Treasury securities	41	41	–	41		41
U.S. Government agencies and corporations:
Agency securities	243	243	6	249		249
Agency guaranteed mortgage-backed securities	386	386	12	398		398
Small Business Administration loan-backed securities	753	799	(19)	780		780
Municipal securities	248	241	5	246		246
Asset-backed securities:
Trust preferred securities – predominately bank
AA rated	47	46	(5)	41		41
A rated	116	90	1	91		91
BBB rated	255	180	18	198		198
Noninvestment grade	714	626	(167)	459		459
Noninvestment grade – OTTI/PIK’d 2	994	870	(559)	311		311

	2,126	1,812	(712)	1,100		1,100

Trust preferred securities – predominately insurance
AAA rated	5	5	–	5		5
AA rated	72	65	2	67		67
A rated	32	31	(3)	28		28
Not rated	1	–	–	–		–
Noninvestment grade	195	195	(27)	168		168

	305	296	(28)	268		268

Trust preferred securities – single banks
A rated	1	1	–	1		1
Not rated	25	25	(3)	22		22

	26	26	(3)	23		23

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(3)	13		13
Noninvestment grade – OTTI/PIK’d [2]	70	52	(38)	14		14

	95	68	(41)	27		27

Auction rate securities
AAA rated	168	154	(1)	153		153
BBB rated	7	5	1	6		6
Noninvestment grade	7	6	–	6		6

	182	165	–	165		165

Other
AAA rated	11	10	1	11		11
AA rated	38	38	(13)	25		25
A rated	49	48	(18)	30		30
BBB rated	2	1	–	1		1
Noninvestment grade	16	11	(1)	10		10
Noninvestment grade – OTTI/PIK’d [2]	95	39	(21)	18		18

	211	147	(52)	95		95

	4,616	4,224	(832)	3,392		3,392

Other securities:
Mutual funds and stock	155	155	–	155		155

	4,771	4,379	(832)	3,547		3,547

Total	$5,688	$5,287	$(863)	$4,424	$(41)	$4,383

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the highest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have Other Than Temporary Impairment (“OTTI”) and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

ZIONS BANCORPORATION AND SUBSIDIARIES

(In millions)	December 31, 2008			September 30, 2008
	Amortized cost	Carrying value[1]	Estimated fair value	Amortized cost	Carrying value [1]	Estimated fair value

HELD-TO-MATURITY:
Municipal securities	$697	$697	$695	$696	696	$693
Asset-backed securities:
Trust preferred securities – banks and insurance	1,188	1,004	677	1,362	1,135	815
Trust preferred securities – real estate investment trusts	36	27	21	36	27	24
Other	76	63	51	72	59	55

	$1,997	$1,791	$1,444	$2,166	1,917	$1,587

AVAILABLE-FOR-SALE:
U.S. Treasury securities	$28	$29	$29	$41	42	$42
U.S. Government agencies and corporations:
Agency securities	323	325	325	457	457	457
Agency guaranteed mortgage-backed securities	406	410	410	410	414	414
Small Business Administration loan-backed securities	693	667	667	696	682	682
Municipal securities	178	180	180	179	179	179
Asset-backed securities:
Trust preferred securities – banks and insurance	807	661	661	744	630	630
Trust preferred securities – real estate investment trusts	27	24	24	40	38	38
Small business loan-backed	–	–	–	13	13	13
Other	102	72	72	108	87	87

	2,564	2,368	2,368	2,688	2,542	2,542

Other securities:
Mutual funds and stock	308	308	308	250	250	250

	2,872	2,676	2,676	2,938	2,792	2,792

Total	$4,869	$4,467	$4,120	$5,104	$4,709	$4,379

[1]	Carrying value is disclosed due to changes related to the transfer of available-for-sale investment securities to held-to-maturity during the second quarter of 2008.

The amortized cost of investment securities at September 30, 2009 increased 8.6% from the balance at December 31, 2008. The change was largely due to Zions Bank purchasing securities from Lockhart ($678 million), the Company purchasing auction rate securities from customers ($237 million), securities acquired in the FDIC assisted transactions of the failed Alliance, Great Basin, and Vineyard banks ($182 million), the impact of the 2009 provisions of FASB ACS 320 ($230 million) offset by OTTI write-downs, valuation losses on security purchases, and security maturity paydowns. See further discussion of securities purchases from Lockhart in “Termination of Off-Balance Sheet Arrangement.” As discussed further in “Risk Elements: Market Risk – Fixed Income,” changes in fair value on available-for-sale securities have been reflected in shareholders’ equity through accumulated other comprehensive income (“OCI”).

At September 30, 2009, 5.3% of the $3.5 billion of fair value of available-for-sale securities portfolio as shown previously was valued at Level 1, 46.3% was valued at Level 2, and 48.4% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $2,555 million and the fair value of these securities was $1,717 million. The securities valued at Level 3 were comprised of ABS CDOs and auction rate securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at the end of the third quarter was $838 million. As of September 30,

ZIONS BANCORPORATION AND SUBSIDIARIES

2009, we believe that the par amounts of the Level 3 available-for-sale securities for which no OTTI has been recognized do not differ from the amounts we currently anticipate realizing on settlement or maturity. See “Critical Accounting Policies and Significant Estimates” for further details about the CDO securities pricing methodologies.

During the second quarter of 2009, the Company reassessed the classification of certain asset-backed and trust preferred CDOs and reclassified approximately $557 million at fair value of held-to-maturity securities to available-for-sale. These securities were downgraded from an investment grade to a noninvestment grade rating by at least one rating agency during the second quarter of 2009. No gain or loss was recognized in the statement of income at the time of reclassification. During the first nine months of 2009, the Company reclassified $596 million at fair value of securities from HTM to AFS.

We review investment securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, estimated credit impairment, if any, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. During the third quarter of 2009, the Company incurred $56.5 million of credit-related OTTI charges recorded in earnings and $141.9 million pretax of OTTI related to illiquidity recorded in OCI. The Company incurred $181.2 million of credit-related OTTI charges recorded in earnings and $254.4 million pretax of OTTI related to illiquidity recorded in OCI during the first nine months of 2009. The collateral in these securities deemed to have OTTI includes bank and insurance trust preferred debt, debt issued by commercial income REITS, commercial mortgage-backed securities, residential mortgage REITs, and homebuilders. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review. See “Other-than-Temporary Impairment – Debt Investment Securities” for further details about the OTTI accounting policy.

The Company recognized valuation losses in the first nine months of 2009 of $187.9 million on securities purchased from Lockhart under the terms of the Liquidity agreement and $24.2 million on auction rate securities purchased from bank customers at par. During the first nine months of 2008 the Company recognized valuation losses of $5.2 million on securities purchased from Lockhart. These securities purchased from Lockhart in 2009 and 2008 consisted of REIT CDOs and bank and insurance trust preferred CDOs. See “Termination of Off-Balance Sheet Arrangement” for further details about Lockhart.

The following schedules provide additional information on the below investment grade rated bank and insurance trust preferred CDOs portion of the AFS and HTM portfolio with aggregate data on those securities which have been determined to not have OTTI at September 30, 2009 and those which have been determined to be OTTI at or prior to September 30, 2009.

The schedules utilize the current lowest rating to identify those securities below investment grade. The schedules segment the securities by original ratings level to provide granularity on the seniority level of the securities, the distribution of unrealized losses, and on pool level performance and projections. The best and worst pool level statistic for each original ratings subgroup is presented, not the best and worst single security within the original ratings grouping. The number of issuers and number of currently performing issuers noted on Pool Level Performance tables are from the same security. The remaining statistics may not be from the same security.

“Subordination” in the schedule includes the effects of seniority level within the CDOs’ liability structure, the Company’s loss and recovery rate assumption for deferring but not defaulted collateral and a 0% recovery rate for defaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the weighted average of the projected net loss percentages for

ZIONS BANCORPORATION AND SUBSIDIARIES

each piece of deferring but not defaulted collateral and (iii) the amount of each CDOs’ debt which is either senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of (i) 100% of the defaulted collateral and (ii) the weighted average of the projected net loss percentages for each piece of deferring but not defaulted collateral. For further details on the loss assumption on deferrals see “Critical Accounting Policies and Significant Estimates.”

The Company’s loss and recovery experience as of September 30, 2009 is 100% loss on defaults. Our experience with deferring collateral has been that of all collateral that has elected to defer beginning in 2007, 38% has defaulted and 62% remains within the allowable deferrable period.

The following tables reflect data and assumptions that are included in the calculations of fair value and OTTI.

BELOW INVESTMENT GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOS BY ORIGINAL RATINGS LEVEL

As of September 30, 2009

(Amounts in millions)	Number of securities	% of portfolio	Total				Average holding [1]
			Par value	Amortized cost	Fair value	Unrealized gain (loss)	Par value	Amortized cost	Fair value	Unrealized gain (loss)

Original ratings of securities, non-OTTI
Original AAA	22	31.6%	$684.7	$597.1	$441.3	$(155.8)	$29.8	$26.0	$19.2	$(6.8)
Original A	30	29.7%	643.2	642.7	390.3	(252.4)	16.5	16.5	10.0	(6.5)
Original BBB	8	3.4%	74.6	74.5	54.2	(20.3)	9.3	9.3	6.8	(2.5)

Total Non-OTTI		64.7%	1,402.5	1,314.3	885.8	(428.5)

Original ratings of securities, OTTI:
Original AAA	1	2.3%	50.0	45.6	27.3	(18.3)	50.0	45.6	27.3	(18.3)
Original A	33	29.0%	629.5	543.2	211.3	(331.9)	15.0	12.9	5.0	(7.9)
Original BBB	9	4.0%	85.4	53.2	16.0	(37.2)	8.5	5.3	1.6	(3.7)

Total OTTI		35.3%	764.9	642.0	254.6	(387.4)

Total noninvestment grade bank and insurance CDOs		100.0%	$2,167.4	$1,956.3	$1,140.4	$(815.9)

[1]	The Company may have more than one holding of the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW INVESTMENT GRADE RATED

BANK AND INSURANCE TRUST PREFERRED CDOS

As of September 30, 2009

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing [1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination [4]		PV of expected cash flows discounted at coupon rate as % of par [5]		Lifetime additional projected loss [6]

Original ratings of securities, Non-OTTI:
Original AAA
Best	BB	49	44	1.20%	1.23%	77.19%		100		5.04%
Weighted average		55	42	7.91%	18.29%	35.58%		99	[7]	8.19%
Worst	CCC	37	23	14.00%	29.89%	17.23%		93	[7]	21.30%

Original A
Best	BB	29	29	0.00%	0.00%	24.66%		100		1.91%
Weighted average		55	48	3.18%	6.85%	6.44%		100		6.86%
Worst	C	4	2	14.00%	25.07%	-13.03%	[8]	100		9.13%

Original BBB
Best	B	36	36	0.00%	0.00%	14.76%		100		4.63%
Weighted average		17	16	1.22%	4.67%	5.16%		100		6.47%
Worst	C	78	62	5.35%	18.33%	-4.84%	[8]	100		9.13%

Original ratings of securities, OTTI:
Original AAA
Single security	B	44	32	9.40%	19.25%	32.84%		91		7.26%

Original A
Best	BB	63	54	0.00%	3.58%	30.12%		100		1.78%
Weighted average		58	42	9.22%	15.93%	-9.94%		88		7.76%
Worst	C	4	2	19.00%	29.89%	-40.93%		67		20.40%

Original BBB
Best	CC	63	53	1.49%	7.27%	-6.00%		85		5.62%
Weighted average		45	25	7.81%	20.25%	-13.05%		64		7.79%
Worst	C	38	24	14.00%	29.89%	-19.02%		26		8.97%

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
[2]	Collateral is identified as defaulted when a regulator closes an issuing bank.
[3]	Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
[4]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 0% to 65% dependent on credit for each deferring piece of collateral. The numerator is all collateral less the sum of 100% of defaulted collateral, a weighted average of the individual credit specific projected net losses for deferring collateral and the amount of each CDO’s debt which is senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of 100% of defaulted collateral and a weighted average of the individual credit specific projected net losses for deferring collateral. For further details on the loss assumption on deferrals see “Critical Accounting Policies and Significant Estimates.”

[5]

For OTTI securities, this statistic approximates the extent of OTTI credit losses taken. For the methodology used in determining OTTI credit loss see “Other-than-Temporary Impairment – Debt Investment Securities.”

[6]

This is the same statistic presented on page 41 in the Sensitivity to Assumptions chart and incorporated in the fair value and OTTI calculations. The statistic is the sum of incremental projected loss percentages from currently paying collateral for year one, years two through five and years six through thirty. For the methodology for projecting future credit losses see “Critical Accounting Policies and Significant Estimates.”

[7]	Although cash flows project a return of less than par, they project full recovery of amortized cost and therefore no OTTI exists.
[8]	Negative subordination is projected to be remedied by excess spread prior to maturity.

Subsequent to September 30, 2009, the Company was informed of outstanding offers from a hedge fund to the preferred shareholders (“equity holders”) of four CDOs in which the Company held senior debt. The offers sought to induce the equity holders, in exchange for payments to be made outside of the CDO, to approve sales to the hedge fund of substantial amounts of performing collateral at deeply discounted prices. Such sales, if consummated, would be detrimental to the interests of the more senior tranches of the CDO.

ZIONS BANCORPORATION AND SUBSIDIARIES

Although the equity holders in one of the CDOs have agreed to the proposed offer from the hedge fund, the trustee has not commenced to sell the collateral and has filed an action in the United States District Court for the Southern District of New York seeking that the court order the interested parties to interplead and settle all claims relating to the collateral. The Company and other bondholders of these four CDOs are retaining counsel to defend their interests in the CDOs and the collateral and to seek to block any such sales, and believe they have substantial legal bases to do so.

The Company has significant holdings in the four CDOs ($166 million in carrying value and $302 million in amortized cost at September 30, 2009). The Company’s investment could be materially adversely affected if any or all of these offers are accepted by the equity holders, and if subsequent judicial determinations result in the sale of the performing collateral at significant discounts to fair value. The Company has not adjusted the carrying value of these securities as a result of the actions described above.

The investment securities portfolio at September 30, 2009 includes $627 million of nonrated fixed income securities. These securities include $601 million of nonrated municipal securities underwritten and structured by Zions Bank in accordance with its established municipal credit standards and $25 million of individual trust preferred bank securities. Nonrated fixed income securities were $707 million at December 31, 2008 and $720 million at September 30, 2008.

Loan Portfolio

Net loans and leases at September 30, 2009 were $41.7 billion, essentially unchanged from December 31, 2008 and decreased 0.1% from the balance at September 30, 2008. Excluding $2.0 billion of FDIC supported assets from acquisitions of failed banks, net loans and leases at September 30, 2009 decreased approximately $2.0 billion or 6.4% annualized during the first nine months of 2009 and decreased approximately $2.1 billion or 5.0% from September 30, 2008 due to pay-downs, charge-offs, and a lack of qualified borrowers requesting credit.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the loan portfolio by type of loan:

(Amounts in millions)	September 30, 2009		December 31, 2008		September 30, 2008
	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans

Commercial lending:
Commercial and industrial	$10,124	24.2%	$11,447	27.4%	$11,351	27.1%
Leasing	449	1.1%	431	1.0%	451	1.1%
Owner occupied	8,745	20.9%	8,743	20.9%	8,782	21.0%

Total commercial lending	19,318		20,621		20,584

Commercial real estate:
Construction and land development	6,087	14.6%	7,516	18.0%	7,812	18.6%
Term	7,279	17.4%	6,196	14.8%	6,079	14.5%

Total commercial real estate	13,366		13,712		13,891

Consumer:
Home equity credit line	2,114	5.1%	2,005	4.8%	1,899	4.5%
1-4 family residential	3,698	8.8%	3,877	9.3%	3,892	9.3%
Construction and other consumer real estate	537	1.3%	774	1.9%	769	1.8%
Bankcard and other revolving plans	333	0.8%	374	0.9%	360	0.9%
Other	343	0.8%	385	0.9%	411	1.0%

Total consumer	7,025		7,415		7,331

Foreign loans	74	0.2%	43	0.1%	70	0.2%

FDIC-supported assets [1]	2,025	4.8%

Total loans	$41,808	100.0%	$41,791	100.0%	$41,876	100.0%

[1]	FDIC-supported assets represent assets acquired from the FDIC subject to loss sharing agreements and include expected reimbursements from the FDIC of approximately $363 million.

Excluding the addition of the FDIC-supported assets from the Alliance Bank, Great Basin Bank, and Vineyard Bank transactions, the loan portfolio contraction during the first nine months was concentrated primarily in commercial construction and land development principally at Amegy, CB&T, NSB, and NBA and secondarily in commercial lending principally at Amegy, Zions Bank, and CB&T. We did have loan growth in the commercial real estate term category principally at Amegy, Zions Bank, and CB&T as commercial construction and land development loans converted into commercial real estate term loans.

Although we continue to actively try to originate loans, we expect that core loan growth for the next few quarters will most likely be low. This is mainly due to the current economic environment which is causing a reduction in loan demand. Pay-downs, charge offs, and other reductions are likely to continue to offset originations. We expect residential construction and land development balances to continue to decline as they have during recent quarters.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	September 30, 2009	December 31, 2008	September 30, 2008

Bank-owned life insurance	$614	$623	$619
Federal Home Loan Bank and Federal Reserve stock [1]	237	220	335
SBIC investments [2]	64	66	77
Non-SBIC investment funds and other	98	93	83
Investments in ADC arrangements [3]	19	16	14
Other public companies	15	12	28
Trust preferred securities	14	14	14

	$1,061	$1,044	$1,170

[1]	Includes $136 million in FHLB and $101 million in FRB stock at September 30, 2009.
[2]	Amounts include noncontrolling investors’ interests in Zions’ managed SBIC investments of approximately $21 million, $26 million and $28 million as of the respective dates.
[3]

Investments in Acquisition Development and Construction (“ADC”) arrangements are loans that do not qualify for loan accounting under GAAP; therefore these loans are accounted for as noninterest-bearing investments.

Deposits

Average total deposits for the first nine months of 2009 increased 16.0% compared to the same period in 2008, with interest-bearing deposits increasing 15.5% and noninterest-bearing deposits increasing 17.7%.

Total deposits at the end of the third quarter of 2009 increased to $43.0 billion, an annualized increase of 5.5% from the balances reported at December 31, 2008, and increased 11.4% over the September 30, 2008 amounts. Actual and average deposits for the nine months of 2009 include deposits related to failed bank FDIC-assisted acquisitions.

Demand, savings and money market deposits comprised 79.7% of total deposits at the end of the third quarter of 2009, compared with 74.9% and 72.1% as of December 31, 2008 and September 30, 2008, respectively.

During the second half of 2008, the Company began increasing brokered deposits to serve as an additional source of liquidity for the Company. At September 30, 2009, total deposits included $2,527 million of brokered deposits compared to $3,269 million at December 31, 2008 and $791 million at September 30, 2008. The average balance of brokered deposits for the first nine months of 2009 was $3,112 million and for the first nine months of 2008 was $153 million.

Termination of Off-Balance Sheet Arrangement

The Company previously administered a qualifying special-purpose entity (“QSPE”) securities conduit, Lockhart Funding LLC, which was established in 2000. Lockhart was structured to purchase AAA-rated and other government agency securities and AAA-rated securities that were collateralized by small business loans originated or purchased by Zions Bank; such loans were originated during and prior to 2005. Lockhart obtained funding through the issuance of asset-backed commercial paper.

Lockhart ceased issuance of asset backed commercial paper on April 21, 2009 after Moody’s downgraded Zions Bank, as Liquidity Bank, from P1 to NP and downgraded Lockhart as a consequence. Effective June 5, 2009, Zions Bank became a holder of over 90% of Lockhart’s commercial paper notes, causing Lockhart to no longer be a QSPE and thus requiring consolidation of Lockhart by Zions Bank.

ZIONS BANCORPORATION AND SUBSIDIARIES

On September 15, 2009, the remaining outstanding commercial paper notes of Lockhart totaling $3 million matured. Lockhart’s remaining security portfolio was exclusively SBA-backed securities. Following the notes’ maturity on September 15, 2009, Lockhart Funding LLC and its Program Documents were terminated as agreed to in an executed Termination Agreement dated May 29, 2009 between all involved parties.

Under the terms of a liquidity facility, prior to Lockhart’s consolidation Zions Bank purchased, during the nine months ended September 30, 2009, $678 million of securities from Lockhart at book value and recognized losses of $187.9 million in marking the securities to fair value.

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

We have recently enhanced our internal loan loss database to provide the ability to refine our segmentation by bank, loan segment, and loan grade. During the second and third quarters, this enhancement allowed management to calculate loan loss migration factors that are more weighted toward recent loss experience. This enhancement provided management with loss factors applicable to adversely graded credits, which reflect more recent loss experience for the portfolio, and which informed management’s decision to increase the allowance for credit losses during the second and third quarters.

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

Another aspect of the Company’s credit risk management strategy is to pursue the diversification of the loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate; at September 30, 2009 no single loan category exceeded 24.2% of the Company’s total loan portfolio.

The Company attempts to avoid the risk of an undue concentration of credits in a particular industry, trade group, property type, or with an individual customer or counterparty. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries.

During 2009, the Company has acquired assets from the failed Alliance Bank, Great Basin Bank, and Vineyard Bank that are included in nonperforming loans and other loans with characteristics indicative of a high credit risk profile. These include substantial concentrations in California and Nevada, loans with homebuilders and other construction finance loans. Because most of these loans are covered under loss sharing agreements with the FDIC (“FDIC-supported assets”) for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank loans, $40 million of credit losses for the Great Basin Bank loans, $465 million of credit losses for the Vineyard Bank loans and 95% of the credit losses in excess of those amounts, the Company’s financial exposure to losses from these assets is substantially limited. These FDIC-supported assets represent approximately 4.8% of the Company’s total loan portfolio.

The Company’s level of credit quality continued to weaken during the third quarter of 2009, although it weakened at a decreasing rate. This deterioration in credit quality is now widespread and affects most of the Company’s geographic markets and product types. In light of continued weak economic conditions, it is not yet possible to forecast the timing of improvement in credit quality measures.

The Company does not pursue subprime residential mortgage lending, including option ARM and negative amortization loans. It does have approximately $517 million of stated income loans with generally high FICO scores (a credit score developed by the Fair Isaac Corporation) at origination, including “one-time close” loans to finance the construction of a home, which convert into permanent jumbo mortgages. This portfolio began to show significant credit quality deterioration in the second half of 2008. At September 30, 2009, approximately $81 million of the stated income loans have low FICO scores reflective of the current economic environment.

The Company is engaged in home equity credit line lending. We actively monitor our credit risk in this portfolio and as of September 30, 2009, approximately 13% of the Company’s $2.1 billion portfolio was estimated to have loan-to-value ratios above 100%. Of this portfolio, 0.35% was 90 or more days past due at September 30, 2009 as compared to 0.20% as of December 31, 2008. The annualized credit losses for this portfolio were 76 basis points for the nine months ended September 30, 2009. During 2009, the Company modified $1.4 million of home equity credit line loans. The Company requires appraisals for all real estate collateral dependant loans at the time of origination and when adverse credit events occur.

A more comprehensive discussion of our credit risk management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2008.

Commercial Real Estate Loans

Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND GEOGRAPHY

(Amounts in millions) CRE loan type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Washington	Other [1]	Total	% of total CRE

Commercial term
Balance outstanding	9/30/09	$960.6	319.4	1,835.2	829.0	490.8	1,010.9	729.8	187.3	915.9	7,278.9	54.5%
% of loan type		13.2%	4.4%	25.2%	11.4%	6.7%	14.0%	10.0%	2.5%	12.6%	100.0%
Delinquency rates [2]:
30-89 days	9/30/09	2.8%	2.8%	3.1%	10.4%	1.0%	7.5%	1.8%	0.3%	8.4%	4.8%
	12/31/08	0.5%	0.9%	0.4%	1.8%	–	0.7%	1.8%	–	4.4%	1.4%
≥ 90 days	9/30/09	2.0%	0.7%	2.8%	3.6%	0.2%	5.0%	1.1%	0.3%	4.7%	2.8%
	12/31/08	0.2%	0.9%	0.1%	1.2%	–	0.2%	1.0%	–	3.0%	0.8%
Accruing past due
90 days	9/30/09	$6.7	–	17.8	1.5	–	20.6	0.3	–	8.5	55.4
	12/31/08	1.9	–	–	2.4	–	–	–	–	7.5	11.8

Nonaccrual loans	9/30/09	17.7	6.7	47.2	91.9	3.5	33.2	10.8	1.9	37.8	250.7
	12/31/08	0.5	2.8	2.0	6.7	0.4	4.5	6.4	–	20.3	43.6

Commercial construction and land development
Balance outstanding	9/30/09	$471.8	47.4	476.3	531.9	226.9	1,447.8	380.0	93.3	339.4	4,014.8	30.0%
% of loan type		11.7%	1.2%	11.9%	13.2%	5.6%	36.1%	9.5%	2.3%	8.5%	100.0%
Delinquency rates [2]:
30-89 days	9/30/09	10.6%	–	8.8%	29.2%	2.1%	10.3%	11.3%	4.1%	4.0%	11.5%
	12/31/08	2.8%	–	2.4%	10.5%	0.5%	2.1%	6.6%	1.8%	6.1%	4.1%
≥ 90 days	9/30/09	6.9%	–	3.8%	21.2%	1.3%	5.0%	7.9%	4.1%	4.0%	7.1%
	12/31/08	0.7%	–	–	8.5%	0.5%	0.2%	2.9%	–	6.1%	2.2%
Accruing past due
90 days	9/30/09	$5.0	–	1.1	11.3	–	0.6	2.6	–	0.3	20.9
	12/31/08	1.8	–	–	25.4	–	–	8.1	–	18.6	53.9

Nonaccrual loans	9/30/09	61.0	–	29.7	140.9	6.8	153.2	30.7	3.8	19.4	445.5
	12/31/08	27.4	–	11.1	66.2	1.4	14.0	4.3	–	6.3	130.7

Residential construction and land development
Balance outstanding	9/30/09	$375.5	52.6	180.6	133.7	183.8	561.0	421.7	42.3	121.2	2,072.4	15.5%
% of loan type		18.1%	2.5%	8.7%	6.5%	8.9%	27.1%	20.3%	2.0%	5.9%	100.0%
Delinquency rates [2]:
30-89 days	9/30/09	22.4%	7.9%	20.2%	32.7%	14.6%	7.6%	25.6%	0.6%	9.7%	17.2%
	12/31/08	16.7%	7.3%	9.3%	38.8%	6.9%	3.3%	20.4%	0.5%	8.6%	13.1%
≥ 90 days	9/30/09	13.2%	7.9%	18.9%	30.2%	9.9%	5.2%	23.6%	0.6%	9.4%	13.8%
	12/31/08	12.3%	2.3%	7.7%	20.9%	5.6%	2.4%	18.8%	0.5%	4.5%	9.6%
Accruing past due
90 days	9/30/09	$7.5	–	9.4	9.0	–	0.2	3.1	–	0.2	29.4
	12/31/08	7.2	–	–	1.0	–	0.7	9.6	0.3	–	18.8

Nonaccrual loans	9/30/09	77.4	5.3	32.1	54.6	22.1	95.3	120.5	0.2	11.2	418.7
	12/31/08	99.3	5.8	45.6	50.5	15.0	18.6	88.7	–	19.3	342.8
Total construction and land development	9/30/09	847.3	100.0	656.9	665.6	410.7	2,008.8	801.7	135.6	460.6	6,087.2

Total commercial real estate	9/30/09	$1,807.9	419.4	2,492.1	1,494.6	901.5	3,019.7	1,531.5	322.9	1,376.5	13,366.1	100.0%

[1]	No other geography exceeded $194 million for all three loan types.
[2]	Delinquency rates include nonaccrual loans.

Approximately 36% of the commercial term loans consist of mini-perm loans on which construction is complete and the project is either in the process of stabilization or has stabilized, and the owner is waiting to seek permanent financing given the current conditions in the financial markets. Mini-perm loans generally have maturities of 3 to 7 years. The remaining 64% are term loans with initial maturities generally of 15 to 20 years. Stabilization criteria differ by product and are dependent on cash flow created by lease-up for office, industrial and retail products and occupancy for retail and apartment products.

Approximately 28% of the commercial construction and land development portfolio is designated as acquisition and development. Most of these acquisition and development properties are tied to specific retail, apartment, office or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. The owners’ equity is always expected to be injected prior to bank advances.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

During 2009, the Company has modified $152 million of CRE loans.

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

Interest reserves are generally established as an expense item in the budget for a real estate construction or development loan. It has proven preferable for the borrower to put their total amount of available equity into the project at the inception of the construction, rather than holding enough of their available funds to pay the interest during the construction period. This enables the bank to maximize the amount of equity obtained and control the amount of money set aside to pay interest on the construction loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. At any time during the life of the credit that the project is determined not to be viable, the bank has the ability to discontinue the use of the interest reserve and take appropriate action to protect its collateral position via negotiation and/or legal action as deemed appropriate. At September 30, 2009, Zions affiliates have 508 loans with an outstanding balance of $1.2 billion where available interest reserves amount to $123 million. In instances where projects have been determined nonviable, the interest reserves have been frozen.

ZIONS BANCORPORATION AND SUBSIDIARIES

We have not been involved to any meaningful extent with insurance arrangements, credit derivatives, or any other default agreements as a mitigation strategy for commercial real estate loans. However, we do make use of personal or other guarantees as risk mitigation strategies.

The Company periodically stress tests its CRE loan portfolio. This testing is back tested and the results of the testing are reviewed regularly with the rating agencies and banking regulators. The stress testing methodology includes a loan-by-loan Monte Carlo simulation, which is an approach that measures potential loss of principal and related revenues. The Monte Carlo simulation stresses the probability of default and loss given default for CRE loans based on a variety of factors including regional economic factors, loan grade, loan-to-value, collateral type, and geography.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the Company’s nonperforming lending related assets:

(Amounts in millions)	September 30, 2009	December 31, 2008	September 30, 2008

Nonaccrual loans	$1,812	$946	$765
Other real estate owned	359	192	157

Nonperforming assets, excluding FDIC-supported assets	2,171	1,138	922
FDIC-supported assets [1]	599

Total	$2,770	$1,138	$922

% of net loans and leases [2], excluding FDIC-supported assets, and other real estate owned	5.40%	2.71%	2.19%

% of net loans and leases [2] and other real estate owned	6.56%	2.71%	2.19%

Accruing loans past due 90 days or more, excluding FDIC-supported assets	$187	$130	$98
FDIC-supported assets past due 90 days or more	36	–	–

% of net loans and leases [2], excluding FDIC-supported assets	0.47%	0.31%	0.23%

% of net loans and leases [2]	0.53%	0.31%	0.23%

Accruing loans past due 30 - 89 days, excluding FDIC-supported assets	$571	$529	$420
FDIC-supported assets past due 30 - 89 days	74	–	–

Restructured loans included in nonaccrual loans	$107	$16	$–
Restructured loans on accrual	116	2	2

[1]	FDIC-supported assets represent assets acquired from the FDIC subject to loss sharing agreements.
[2]	Includes loans held for sale.

Total nonperforming lending related assets were $2,770 million at September 30, 2009 ($2,171 million excluding FDIC-supported assets) compared to $1,138 million at December 31, 2008 and $922 million at September 30, 2008. The increase related mainly to commercial real estate loans primarily in California, Texas, Nevada, and Utah and to commercial and industrial loans primarily in Arizona, Utah, and Texas.

Total nonaccrual loans at September 30, 2009 increased $866 million from the balances at December 31, 2008, which included increases of $381 million for nonaccrual construction and land development loans and $283 million for commercial lending. Nonperforming lending related assets are expected to increase further over the next several quarters. Nonperforming assets excluding FDIC-supported assets increased $248 million during the quarter, compared to increases of $275 million and $510 million during the second and first quarters of 2009, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company’s total recorded investment in impaired loans was $1,647 million at September 30, 2009, compared with $770 million at December 31, 2008 and $646 million at September 30, 2008. Estimated losses on impaired loans are included in the allowance for loan losses. At September 30, 2009, the allowance for loan losses included $79 million for impaired loans with a recorded investment of $369 million. At December 31, 2008, the allowance included $52 million for impaired loans with a $306 million recorded investment, and at September 30, 2008 the allowance included $32 million for impaired loans with a $235 million recorded investment.

The amount of accruing loans past due 90 days or more excluding FDIC-supported assets was $187 million at September 30, 2009 compared to $130 million at December 31, 2008 and $98 million at September 30, 2008.

In addition to the lending related nonperforming assets, the Company also has $147 million in carrying value of investments in debt securities that are on nonaccrual status at September 30, 2009.

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

For commercial loans, we use historical loss experience factors by loan segment, adjusted for changes in trends and conditions, to help determine an indicated allowance for each portfolio segment. During the third quarter of 2009, the Company re-estimated all nonconsumer loss reserve factors based on very recent loss experience. These factors are evaluated and updated using migration analysis techniques and other considerations based on the makeup of the specific segment. These other considerations include:

•	volumes and trends of delinquencies;

•	levels of nonaccruals, repossessions and bankruptcies;

•	trends in criticized and classified loans;

•	expected losses on real estate secured loans;

•	new credit products and policies;

•	economic conditions;

•	concentrations of credit risk; and

•	experience and abilities of the Company’s lending personnel.

In addition to the segment evaluations, nonaccrual commercial loans graded substandard or doubtful with an outstanding balance of $500 thousand or more, as well as consumer loans designated as troubled debt restructurings, are individually evaluated in accordance with the receivables subsequent measurement topic in FASB ASC 310, to determine the level of impairment and establish a specific reserve. A specific allowance is established for loans adversely graded below $500 thousand when it is determined that the risk associated with the loan differs significantly from the risk factor amounts established for its loan segment.

The allowance for consumer loans is determined using historically developed loss experience rates at which loans migrate from one delinquency level to the next higher level. Using current roll rates and comparing projected losses to actual loss experience, the models estimate expected losses in dollars for the forecasted period. By refreshing the models with updated data, we are able to project losses for a new twelve-month period each month, segmenting the portfolio into nine product groupings with similar risk profiles. The residential mortgage and home equity portfolios’ models implicitly take into consideration housing price depreciation (appreciation)

ZIONS BANCORPORATION AND SUBSIDIARIES

and homeowners’ loss (gain) of equity in the collateral by incorporating current roll rates and loss severity rates. The models make no assumptions about future housing price changes. This methodology is an accepted industry practice, and the Company believes it has a sufficient volume of information to produce reliable projections.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(Amounts in millions)	Nine Months Ended September 30, 2009	Twelve Months Ended December 31, 2008	Nine Months Ended September 30, 2008

Loans and leases outstanding, excluding FDIC-supported assets (net of unearned income)	$39,648	$41,659	$41,736

Average loans and leases outstanding, excluding FDIC-supported assets (net of unearned income)	$40,870	$40,795	$40,467

Allowance for loan losses:
Balance at beginning of period	$687	$459	$459
Allowance associated with purchased securitized loans	–	2	2
Allowance of loans and leases sold	–	(1)	(1)
Provision charged against earnings	1,626	648	363
Loans and leases charged-off:
Commercial lending	(262)	(100)	(63)
Commercial real estate	(543)	(269)	(138)
Consumer	(95)	(45)	(28)

Total	(900)	(414)	(229)

Recoveries:
Commercial lending	7	9	6
Commercial real estate	9	7	5
Consumer	4	5	4

Total	20	21	15

Net loan and lease charge-offs	(880)	(393)	(214)
Reclassification to reserve for unfunded lending commitments	–	(28)	–

Balance at end of period	$1,433	$687	$609

Ratio of annualized net charge-offs to average loans and leases, excluding FDIC-supported assets	2.87%	0.96%	0.70%

Ratio of allowance for loan losses to net loans and leases, excluding FDIC-supported assets, at period end	3.61%	1.65%	1.46%

Ratio of allowance for loan losses to nonperforming loans, excluding FDIC-supported assets, at period end	79.08%	72.58%	79.61%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, excluding FDIC-supported assets	71.70%	63.84%	70.59%

The increased provision for the first nine months of 2009 resulted from continued deterioration in commercial real estate and commercial and industrial loan portfolios, and after the Company completed its implementation of loss migration factors that are more weighted toward recent loss experience.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the reserve for unfunded lending commitments:

(In millions)	Nine Months Ended September 30, 2009	Twelve Months Ended December 31, 2008	Nine Months Ended September 30, 2008

Balance at beginning of period	$50.9	$21.5	$21.5
Reclassification from allowance for loan losses	–	27.9	–
Provision charged against earnings	46.3	1.5	2.0

Balance at end of period	$97.2	$50.9	$23.5

The provision for unfunded lending commitments was $46.3 million for the first nine months of 2009 compared to $2.0 million for the first nine months of 2008 due to the application of updated loss migration factors during the first nine months of 2009 that incorporate reserve factors based on very recent loss experience.

The following table sets forth the total allowance and reserve for credit losses:

(In millions)	September 30, 2009	December 31, 2008	September 30, 2008

Allowance for loan losses	$1,433	$687	$609
Reserve for unfunded lending commitments	97	51	24

Total allowance and reserve for credit losses	$1,530	$738	$633

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

As of the dates indicated, the following table shows the Company’s estimated range of duration of equity and percentage change in interest sensitive income, based on a static balance sheet, in the first year after the rate change if interest rates were to sustain an immediate parallel change of 200 basis points; the “fast” and “slow” results differ based on the assumed speed of repricing of administered-rate deposits (money market, interest-on-checking, and savings):

	September 30, 2009		December 31, 2008
	Low	High	Low	High
Duration of equity:
Range (in years)
Base case	-6.1	-3.4	-2.5	0.9
Increase interest rates by 200 bp	-5.2	-3.1	-2.4	0.7

	Deposit Repricing Response
	Fast	Slow	Fast	Slow
Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	1.0%	3.9%	-1.1%	1.5%
Decrease interest rates by 200 bp1	-3.6%	-3.8%	-1.8%	2.4%

[1]	In the event that a 200 basis point rate parallel decrease cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

During the first nine months of 2009, the duration of equity became shorter as compared to December 31, 2008. The reduction of the duration of equity was due to the longer duration of liabilities from increased deposit balances with longer expected lives and increased long term debt, shorter duration of assets, and management decisions to eliminate fair value interest rate swaps on fixed rate debt, and terminate without replacement a number of “receive fixed” interest rate swaps on pools of floating rate loans.

As discussed previously under the section “Net Interest Income, Margin and Interest Rate Spreads,” the Company believes that in the current quarter, the dynamic balance sheet changes, including levels of money market investments, increases in noninterest-bearing deposits, reductions in higher cost funding sources, increased spreads on new and renewed loans, changes in levels of nonperforming assets, and the effects of debt modification actions taken in the second quarter of 2009, have tended to have a somewhat larger effect on the net interest spread and net interest margin than has the Company’s interest rate risk position.

ZIONS BANCORPORATION AND SUBSIDIARIES

Market Risk – Fixed Income

The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

At September 30, 2009, the Company had $76.7 million of trading account assets and $39.4 million of securities sold, not yet purchased compared with $42.1 million and $45.8 million of trading assets and $35.7 million and $29.5 million of securities sold, not yet purchased at December 31, 2008 and September 30, 2008, respectively.

The Company is exposed to market risk through changes in fair value and other than temporary impairment of investment securities. The Company also is exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in fair value in available-for-sale securities and interest rate swaps are included in OCI each quarter. During the third quarter of 2009, the after-tax change in OCI attributable to held-to-maturity and available-for-sale securities was $(54.1) million, and the change attributable to interest rate swaps was $(46.0) million, decreasing shareholders’ equity by $(100.1) million. If any of the AFS securities or HTM securities transferred from AFS become other than temporarily impaired, any loss in OCI is reversed and the impairment is charged to operations. See “Investment Securities Portfolio” for additional information on other-than-temporary impairment.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

General financial market and economic conditions, both of which have been highly stressed since mid-2008 or earlier, as well as the Company’s debt ratings, have adversely impacted the Company’s access to external financing. One rating agency, Moody’s, has downgraded the Company’s senior debt rating to B2, while Standard & Poors, Fitch and DBRS all rate the Company’s senior debt at a low investment grade. All of the agencies have indicated that continued high loan losses and/or losses related to the Company’s investment portfolio of CDOs could erode capital levels and cause further downgrades in the Company’s debt ratings. Additional information regarding rating actions may be found subsequently.

During 2009, the primary sources of cash available to the Parent in the capital markets have been (1) unsecured 1-2 year senior notes issued by the Parent, (2) issuance of new shares of common stock, (3) the FDIC’s TLGP debt program under which the Company issued its maximum allowed $254.9 million on January 21, 2009, and (4) on September 23, 2009, the Company issued at a discount $450 million of 7.75% unsecured senior notes which added approximately $387 million to the Parent’s cash balance. The Parent’s cash balance was $859 million at September 30, 2009 compared to $675 million at June 30, 2009.

During third quarter 2009, the Parent’s operating expenses included approximately $30 million of interest expense excluding amortization. Additionally, the Parent paid $23 million of preferred and common stock dividends.

Additional information regarding financing actions may be found subsequently. In the summer of 2009 some other financing markets began to reopen for regional and larger banking companies, but there can be no assurance that the Company will have access to these markets at any given time.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents the Parent’s balance sheets at September 30, 2009, June 30, 2009, and December 31, 2008:

Parent Only Condensed Balance Sheets

(In thousands)	September 30, 2009	June 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$4	$78	$2,135
Interest-bearing deposits	858,668	674,829	980,528
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $3,668, $3,735, and $191,952)	3,899	3,847	197,841
Available-for-sale, at fair value	328,343	322,734	59,153
Trading account, at fair value	49	49	956
Loans, net of unearned fees of $47, $328, and $379 and allowance for loan losses of $52, $703, and $643)	6,353	23,963	22,901
Other noninterest-bearing investments	75,515	78,372	76,219
Investments in subsidiaries:
Commercial banks and bank holding company	6,502,858	5,814,675	6,266,229
Other operating companies	74,661	78,203	69,291
Nonoperating – Zions Municipal Funding, Inc.[1]	91,691	141,302	464,570
Receivables from subsidiaries:
Commercial banks	–	511,000	760,500
Other	3,700	3,700	14,800
Other assets	200,451	126,523	411,584

	$8,146,192	$7,779,275	$9,326,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$189,566	$189,232	$252,519
Commercial paper:
Due to affiliates	49,988	29,989	55,996
Due to others	2,449	1,019	15,451
Other short-term borrowings	29,687	31,636	235,550
Subordinated debt to affiliated trusts	309,278	309,278	309,300
Long-term debt	2,062,869	1,660,189	1,956,195

Total liabilities	2,643,837	2,221,343	2,825,011

Shareholders’ equity:
Preferred stock	1,524,722	1,491,730	1,581,834
Common stock	2,974,256	2,779,896	2,599,916
Retained earnings	1,487,707	1,668,608	2,433,363
Accumulated other comprehensive income (loss)	(469,112)	(368,164)	(98,958)
Deferred compensation	(15,218)	(14,138)	(14,459)

Total shareholders’ equity	5,502,355	5,557,932	6,501,696

	$8,146,192	$7,779,275	$9,326,707

[1]	Zions Municipal Funding, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

Operating cash flows, while normally constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and its subsidiary banks. For the first nine months of 2009, operations contributed $726 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

ZIONS BANCORPORATION AND SUBSIDIARIES

At September 30, 2009, the Parent also has secured a line of credit of $100 million with one of its subsidiary banks. No amounts were outstanding under this line at September 30, 2009. Interest on this line is at a variable rate based on specified indices. Actual amounts that may be borrowed at any given time are based on determined collateral requirements.

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

During the three and nine months ended September 30, 2009, we issued senior medium-term notes of approximately $44.9 million and $81.1 million, and redeemed approximately $31.6 million and $235.6 million, respectively. At September 30, 2009, maturities of these notes ranged from May 2010 to September 2011 with rates from 5.25% to 6.00%.

During the third quarter the Company issued $450 million of 7.75% unsecured senior notes due September 23, 2014 at a price of 86.888%. Issuance of these notes added approximately $387 million to the Parent’s cash balance.

In the third quarter the Company received $188 million of cash net of expense from the issuance of common stock. For the first nine months of 2009 we received $311 million of cash from the issuance of common stock and used $46.4 million of cash to tender for $100.5 million par value of Series A preferred stock.

The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At September 30, 2009, these core deposits, excluding brokered deposits, in aggregate, constituted 85.8% of consolidated deposits, compared with 81.9% of consolidated deposits at December 31, 2008. The Company has also obtained brokered deposits to serve as an additional source of liquidity for the Company. At September 30, 2009, total brokered deposits were $2.5 billion, down from $3.3 billion at December 31, 2008 and up from $791 million at September 30, 2008. For the first nine months of 2009, decreases in deposits resulted in net cash outflows of $989 million. Total deposits increased $1.7 billion during first nine months of 2009 primarily due to the assumption of deposits from acquired failed banks previously disclosed.

On October 3, 2008, the FDIC increased deposit insurance to $250,000 through December 31, 2009 and in May 2009 extended the increased insurance coverage through December 31, 2013. The FDIC has also implemented a program to provide full deposit insurance coverage for noninterest-bearing transaction deposit accounts through December 31, 2009, unless insured banks elected to opt out of the program. On August 26, 2009 the FDIC extended this program through June 30, 2010. The Company did not opt out of this program.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Federal Home Loan Bank (“FHLB”) system is also a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. For the first nine months of 2009, the activity in short-term FHLB borrowings resulted in a net cash inflow of approximately $10 million. The subsidiary banks are required to invest in FHLB stock to maintain their borrowing capacity. The Company is aware of recent news reports and FHLB member bank press releases regarding the financial strength of the FHLB system. The Company is actively monitoring its ability to borrow from the FHLB. At September 30, 2009, the subsidiary banks’ total investment in FHLB stock was $136 million.

The Federal Reserve Board has a temporary program to make 28-day loans to banks in the United States and to foreign banks through foreign central banks. These loans are made using an auction process. The Company’s banking subsidiaries – Zions Bank, CB&T, and Amegy – participate in this program and may continue to do so as long as money can be borrowed at an attractive rate. Amounts that can be borrowed are based upon the amount of collateral pledged to the Federal Reserve Bank. Borrowings outstanding under this program were $200 million at March 31, 2009 and $1.8 billion at December 31, 2008. The $200 million outstanding at March 31, 2009 matured and was repaid on April 24, 2009 and no amounts have subsequently been borrowed under the program.

At September 30, 2009, the amount available for additional FHLB and Federal Reserve borrowings was approximately $12.8 billion. An additional $1.4 billion could be borrowed upon the pledging of additional available collateral.

Zions Bank has in prior years used asset securitizations to sell loans and provide a flexible alternative source of funding. As a QSPE securities conduit sponsored by Zions Bank, Lockhart has purchased and held credit-enhanced securitized assets resulting from certain small business loan securitizations. During the first nine months of 2009 Zions Bank purchased $678 million of securities from Lockhart at book value under the terms of a liquidity facility Zions Bank provided to Lockhart. During the second quarter of 2009, Lockhart was consolidated onto the books of Zions Bank as a result of Zions Bank holding of over 90% of Lockhart’s asset backed commercial paper and in September 2009 Lockhart was terminated. See “Termination of Off-Balance Sheet Arrangement” for information about Lockhart and the Liquidity Agreement.

The Company’s investment activities can provide or use cash. For the first nine months of 2009, investment securities activities resulted in an increase in investment securities holdings primarily due to Zions Bank purchasing securities from Lockhart under the terms of the Liquidity Agreement and a net decrease of cash in the amount of $389 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, loan growth has resulted in net cash outflows from a funding standpoint, however, for the first nine months of 2009, organic loan activity resulted in a net cash inflow of $992 million. Net loans and leases were flat during first nine months of 2009 primarily due to the acquisition of loans from acquired failed banks previously disclosed.

A more comprehensive discussion of our liquidity management is contained in Zions’ Annual Report on Form 10-K for the year ended December 31, 2008.

ZIONS BANCORPORATION AND SUBSIDIARIES

Operational Risk Management

Operational risk is the potential for unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. In its ongoing efforts to identify and manage operational risk, the Company has a Corporate Risk Management Department whose responsibility is to help Company management identify and assess key risks and monitor the key internal controls and processes that the Company has in place to mitigate operational risk. We have documented controls and the Control Self Assessment related to financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the Federal Deposit Insurance Corporation Improvement Act of 1991.

To manage and minimize its operating risk, the Company has in place transactional documentation requirements, systems and procedures to monitor transactions and positions, regulatory compliance reviews, and periodic reviews by the Company’s internal audit and credit examination departments. In addition, reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. Further, we maintain contingency plans and systems for operations support in the event of natural or other disasters. Efforts are ongoing to further strengthen the Company’s oversight of operational risk, including enhancement of risk-control self assessments and of antifraud measures.

CAPITAL MANAGEMENT

We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.

On August 27, 2009, Zions Bancorporation completed its $250 million offering of shares of common stock, which commenced on June 1, 2009. The registered sales took place through the common equity distribution program announced June 1, 2009 with Goldman, Sachs & Co. (“Goldman Sachs”) acting as sales agent. During the second quarter, Zions issued common shares for gross proceeds of $126.5 million. During the third quarter, Zions completed the offering, issuing 7,655,267 common shares at an average price of $16.13 per share, for gross proceeds of $123.5 million. The cumulative offering totaled 16,832,925 common shares at an average price of $14.85. Net of issuance costs and fees, including $4.2 million in commissions paid to Goldman Sachs, these sales added $245.5 million to common equity.

On September 17, 2009, the Company entered into a new equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs, pursuant to which the Company may offer and sell through or to Goldman Sachs, from time to time, shares of the Company’s common stock, in an aggregate amount of up to $250,000,000. Sales of common stock are made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices or to Goldman Sachs for resale at a price to be agreed upon by the Company and Goldman Sachs. During the period from September 17 through September 30, 2009, the Company issued $67.2 of new common stock consisting of 3,671,000 shares at an average share price of $18.31 per share under the Equity Distribution Agreement. Net of issuance costs and fees, including $1.3 in commissions paid to Goldman Sachs, these sales added $65.8 million to common equity.

During the second quarter of 2009, the Company purchased 4,020,435 depositary shares (each share representing a 1/40th ownership interest in a share of preferred stock) at a price of $11.50 per depositary share, or an aggregate amount of $46.4 million including accrued dividends. At a $25 per depositary share liquidation preference, the purchase reduced the $240 million carrying value of the Series A preferred stock by approximately $100.5 million. Net of related costs, the redemption resulted in a $54.0 million increase to common shareholders’ equity. Finally, the Company recognized directly in equity a $45.3 million after-tax gain for the conversion option of modified debt as discussed below.

ZIONS BANCORPORATION AND SUBSIDIARIES

Also, as disclosed previously, during the second quarter of 2009, the Company modified $1.2 billion of subordinated notes to permit conversion on a par for par basis into either the Company’s Series A or Series C preferred stock. Net of issuance costs and debt discount on the previous debt, the pretax gain recognized in earnings from this debt modification was approximately $305.0 million. As a result of the subordinated debt modification transaction, the Company also recognized deferred gains of approximately $161.3 million pretax on terminated swaps related to the subordinated debt.

During the third quarter and as a result of the subordinated debt modifications previously announced, $27.8 million of subordinated debt was converted into shares of the Company’s Series C preferred stock. This conversion accelerated the discount amortization, resulting in a $9.0 million increase to interest expense in the third quarter of 2009.

Total controlling interest shareholders’ equity on September 30, 2009 was $5,502 million compared to $6,502 million at December 31, 2008, and $5,566 million at September 30, 2008. The Company’s capital ratios were as follows:

	September 30, 2009	December 31, 2008	September 30, 2008	Percentage required to be well capitalized

Tangible common equity ratio	5.43%	5.89%	6.05%	na
Tangible equity ratio	8.39%	8.91%	6.66%	na
Average equity to average assets (three months ended)	10.60%	11.18%	10.01%	na

Risk-based capital ratios:
Tier 1 leverage	10.06%	9.99%	7.64%	na [1]
Tier 1 risk-based capital	10.00%	10.22%	8.07%	6.00%
Total risk-based capital	13.24%	14.32%	12.30%	10.00%

[1]	There is no Tier 1 leverage component in the definition of a well capitalized holding company.

The Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. As of September 30, 2009, the Company and each of its subsidiary banks exceeded the “well capitalized” guidelines under regulatory standards.

The decrease in total controlling interest shareholders’ equity from December 31, 2008 is primarily due to net losses recognized during the first nine months of 2009 including noncash expenses resulting from goodwill impairment and the negative impact of increased after tax unrealized losses of $233 million on investment securities and derivatives included in OCI and a preferred stock redemption offset by capital raising actions including issuance of common stock and a subordinated debt modification gain. The decrease in total controlling interest shareholders’ equity from September 30, 2008 is primarily due to the impact of net losses recognized offset by several capital raising actions taken during in 2009 as described previously and capital raising actions taken during 2008 which included the Company receiving $1.4 billion from the issuance of nonvoting senior preferred stock to the U.S. Department of Treasury under the Treasury’s CPP in November 2008.

At September 30, 2009, regulatory Tier 1 risk-based capital and total risk-based capital were $5,277 million and $6,987 million compared to $5,269 million and $7,386 million at December 31, 2008, and $3,985 million and $6,073 million at September 30, 2008, respectively. The decline in the Company’s regulatory Tier 1 and total risk-based capital ratios at September 30, 2009 from December 31, 2008 is primarily due to the previously discussed investment securities ratings downgrades which increased total risk weighted assets resulting in a decrease in the ratios.

ZIONS BANCORPORATION AND SUBSIDIARIES

Dividends of $0.01 per common share were paid in the third quarter of 2009 and $0.43 per common share were paid in the third quarter of 2008. For the three months ended September 30, 2009, the Company paid $1.3 million in dividends on common stock compared to $45.5 million in the same period of 2008. At its October 2009 meeting, the Company’s Board of Directors declared a dividend of $0.01 per share of common stock. The dividend is payable November 20, 2009 to shareholders of record as of the close of business on November 12, 2009. Under the terms of the CPP, the Company may not increase the dividend on its common stock above $0.32 per share per quarter during the period the senior preferred shares are outstanding without adversely impacting the Company’s interest in the program or without permission from the U.S. Department of the Treasury.

During the nine months ended September 30, 2009, the Company recorded $78.3 million for preferred dividends compared to $9.3 million during the comparable period in 2008. During the third quarter of 2009, the Company recorded $26.6 million for preferred dividends compared to $4.4 million during the comparable period in 2008. Preferred dividends for 2009 includes $68.1 million year-to-date and $22.7 million for the third quarter related to the TARP preferred stock issued to the U.S. Department of Treasury.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

(Amounts in millions)	September 30, 2009	December 31, 2008	September 30, 2008

Total shareholders’ equity	$5,523.9	$6,529.0	$5,596.3
Subtract:
Goodwill	1,017.4	1,651.4	2,009.5
Core deposit and other intangibles	123.6	125.9	134.0

Tangible shareholders’ equity	4,382.9	4,751.7	3,452.8

Subtract:
Preferred stock	1,524.7	1,581.8	286.9
Noncontrolling interests	21.5	27.3	30.3

Tangible common controlling interest shareholders’ equity	$2,836.7	$3,142.6	$3,135.6

Total assets	$53,403.7	$55,092.8	$53,974.2
Subtract:
Goodwill	1,017.4	1,651.4	2,009.5
Core deposit and other intangibles	123.6	125.9	134.0

Tangible assets	$52,262.7	$53,315.5	$51,830.7

Tangible common equity ratio	5.43%	5.89%	6.05%

Tangible equity ratio	8.39%	8.91%	6.66%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company believes there have been no significant changes in risk factors compared to the factors identified in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2008; however, this filing contains updated disclosures related to significant risk factors discussed in “Investment Securities Portfolio,” “Termination of Off-Balance Sheet Arrangement,” “Credit Risk Management,” “Market Risk – Fixed Income,” and “Liquidity Risk Management.” Further, restrictions on executive compensation in the Emergency Economic Stabilization Act and the American Recovery and Reinvestment Act (for which the Treasury published implementing regulations during the second quarter of 2009) may adversely impact the Company’s ability to recruit and retain senior executive talent.

See “Income Taxes” for a further discussion about the Company’s net deferred tax asset balance as of September 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the third quarter of 2009:

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

July	709	$11.53	–	$56,250,315
August	8,205	15.96	–	56,250,315
September	448	16.64	–	56,250,315

Quarter	9,362	15.66	–

[1]	All share repurchases during the third quarter of 2009 were made to pay for payroll taxes upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

a) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-Q for the quarter ended March 31, 2009.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated June 30, 2009, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 2, 2009.	*

3.10	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.10 of Form 10-Q for the quarter ended June 30, 2009.	*

3.11	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.11 of Form 10-Q for the quarter ended June 30, 2009.	*

3.12	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

10.1	Fifth amendment to the Restated and Amended Zions Bancorporation Pension Plan, dated September 29, 2008 (filed herewith).

10.2	Sixth amendment to the Restated and Amended Zions Bancorporation Pension Plan, dated September 15, 2009 (filed herewith).

10.3	Tenth amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 15, 2009 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

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

Date: November 9, 2009