Form 10-Q/A
period 2009-06-30
ZIONS BANCORPORATION /UT/
filed 2010-02-11
CIK 109380

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

EXPLANATORY NOTE

Zions Bancorporation (“the Company,” “we,” “our”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 that was originally filed with the Securities and Exchange Commission on August 10, 2009. As disclosed in our Form 8-K filing dated January 25, 2010, we are filing this Amendment No. 1 to reflect the change in our accounting treatment for the subordinated debt modification described in Note 7 in the Notes to Consolidated Financial Statements. We have reevaluated our accounting for this transaction and, based on our review, have revised as appropriate the consolidated financial statements and notes to consolidated financial statements as of and for the three and six months ended June 30, 2009. We have also revised the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. These revisions are included in this Amendment No. 1.

The revised calculations relate to increases to the gain on subordinated debt modification recognized in the statements of income, and to the intrinsic value of the beneficial conversion feature of the modified subordinated debt recorded directly in common stock within shareholders’ equity. The Company has “no par” common stock and all additional paid-in capital transactions are recorded in common stock. The revised calculations reduced the net loss applicable to common shareholders by $16.9 million from $40.7 million to $23.8 million for the three months ended June 30, 2009. In addition, at June 30, 2009, the revised calculations increased the intrinsic value of the beneficial conversion feature by $155.8 million and total shareholders’ equity by $172.7 million from the amounts previously reported. Further discussion of these revisions is included in this Amendment No. 1 in Note 1, Basis of Presentation, and Note 7, Debt and Shareholders’ Equity.

This Amendment No. 1 on Form 10-Q/A amends:

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

This Amendment No. 1 includes the original filing in its entirety and we are only amending those portions affected by the revisions previously described. The only exhibits included with this Amendment No. 1 are Exhibits 31.1, 31.2, and 32, related to the certifications by the principal executive officer and the principal financial officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2009	December 31, 2008	June 30, 2008
	(Unaudited)		(Unaudited)
	Revised
ASSETS
Cash and due from banks	$1,229,205	$1,475,976	$1,751,724
Money market investments:
Interest-bearing deposits and commercial paper	1,005,060	2,332,759	504,314
Federal funds sold	390,619	83,451	274,456
Security resell agreements	57,476	286,707	484,487
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $891,186, $1,443,555 and $1,730,104)	937,942	1,790,989	1,914,833
Available-for-sale, at fair value	3,903,895	2,676,255	2,817,682
Trading account, at fair value (includes $0, $538 and $463 transferred as collateral under repurchase agreements)	78,608	42,064	51,670

	4,920,445	4,509,308	4,784,185
Loans held for sale	251,526	200,318	158,509
Loans:
Loans and leases excluding FDIC-supported assets	40,654,802	41,791,237	41,874,224
FDIC-supported assets	874,773	–	–

	41,529,575	41,791,237	41,874,224
Less:
Unearned income and fees, net of related costs	130,042	132,499	159,756
Allowance for loan losses	1,248,055	686,999	548,958

Loans and leases, net of allowance	40,151,478	40,971,739	41,165,510

Other noninterest-bearing investments	1,046,131	1,044,092	1,153,933
Premises and equipment, net	703,613	687,096	656,013
Goodwill	1,017,385	1,651,377	2,009,511
Core deposit and other intangibles	121,675	125,935	132,481
Other real estate owned	293,857	191,792	125,186
Other assets	1,579,484	1,532,241	1,430,574

	$52,767,954	$55,092,791	$54,630,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$11,142,017	$9,683,385	$9,735,265
Interest-bearing:
Savings and NOW	4,949,711	4,452,919	4,590,767
Money market	17,276,743	16,826,846	13,387,401
Time under $100,000	2,845,893	2,974,566	2,466,082
Time $100,000 and over	4,455,225	4,756,218	4,102,369
Foreign	1,974,583	2,622,562	3,326,111

	42,644,172	41,316,496	37,607,995
Securities sold, not yet purchased	51,109	35,657	46,376
Federal funds purchased	1,169,809	965,835	2,379,055
Security repurchase agreements	565,975	899,751	1,010,325
Other liabilities	597,543	669,111	555,812
Commercial paper	1,019	15,451	137,200
Federal Home Loan Bank advances and other borrowings:
One year or less	47,152	2,039,853	5,003,057
Over one year	18,882	128,253	129,474
Long-term debt	1,917,598	2,493,368	2,462,531

Total liabilities	47,013,259	48,563,775	49,331,825

Shareholders’ equity:
Preferred stock, without par value, authorized 3,000,000 shares	1,491,730	1,581,834	240,000
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 125,095,328, 115,344,813, and 107,518,975 shares	2,935,724	2,599,916	2,224,455
Retained earnings	1,685,522	2,433,363	2,981,062
Accumulated other comprehensive income (loss)	(368,164)	(98,958)	(158,325)
Deferred compensation	(14,138)	(14,459)	(13,662)

Controlling interest shareholders’ equity	5,730,674	6,501,696	5,273,530
Noncontrolling interests	24,021	27,320	25,528

Total shareholders’ equity	5,754,695	6,529,016	5,299,058

	$52,767,954	$55,092,791	$54,630,883

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
	Revised		Revised

Interest income:
Interest and fees on loans	$583,590	$643,111	$1,163,442	$1,331,550
Interest on loans held for sale	3,082	2,699	5,838	5,716
Lease financing	4,735	5,767	9,328	11,585
Interest on money market investments	1,543	12,313	4,919	31,341
Interest on securities:
Held-to-maturity – taxable	9,367	15,730	28,275	18,185
Held-to-maturity – nontaxable	5,796	6,224	12,061	12,653
Available-for-sale – taxable	26,982	35,059	48,685	97,415
Available-for-sale – nontaxable	1,778	1,870	3,456	3,762
Trading account	823	159	1,394	840

Total interest income	637,696	722,932	1,277,398	1,513,047

Interest expense:
Interest on savings and money market deposits	64,949	80,144	139,502	184,131
Interest on time and foreign deposits	52,577	83,460	115,256	189,682
Interest on short-term borrowings	3,661	45,070	9,681	108,343
Interest on long-term borrowings	22,821	29,515	44,496	59,690

Total interest expense	144,008	238,189	308,935	541,846

Net interest income	493,688	484,743	968,463	971,201
Provision for loan losses	762,654	114,192	1,060,278	206,474

Net interest income after provision for loan losses	(268,966)	370,551	(91,815)	764,727

Noninterest income:
Service charges and fees on deposit accounts	51,833	51,067	104,621	100,652
Other service charges, commissions and fees	40,291	42,362	78,518	84,343
Trust and wealth management income	8,750	10,284	15,915	19,977
Capital markets and foreign exchange	16,311	12,196	29,515	22,593
Dividends and other investment income	2,684	10,409	11,092	23,319
Loan sales and servicing income	7,040	8,516	12,891	16,326
Income (loss) from securities conduit	(149)	1,043	1,086	3,624
Fair value and nonhedge derivative income (loss)	20,316	(19,789)	24,320	(16,002)
Equity securities gains (losses), net	(619)	(8,121)	2,144	1,947
Fixed income securities gains, net	1,444	78	1,639	1,853
Impairment losses on investment securities:
Impairment losses on investment securities	(71,515)	(38,761)	(237,131)	(79,546)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	29,546		112,489

Net impairment losses on investment securities	(41,969)	(38,761)	(124,642)	(79,546)
Valuation losses on securities purchased	(11,701)	–	(212,092)	(5,204)
Gain on subordinated debt modification	493,725		493,725
Acquisition related gains	22,977		22,977
Other	1,803	3,088	5,765	9,490

Total noninterest income	612,736	72,372	467,474	183,372

Noninterest expense:
Salaries and employee benefits	202,420	201,291	406,581	410,645
Occupancy, net	26,651	27,364	54,978	54,163
Furniture and equipment	24,870	25,610	49,869	49,348
Other real estate expense	23,748	1,290	42,091	3,128
Legal and professional services	9,497	11,566	18,040	19,446
Postage and supplies	8,036	8,536	16,446	18,325
Advertising	5,678	7,520	12,826	13,871
FDIC premiums	42,329	4,624	56,500	8,827
Amortization of core deposit and other intangibles	7,078	8,191	13,964	17,011
Other	69,162	58,425	124,379	109,756

Total noninterest expense	419,469	354,417	795,674	704,520

Impairment loss on goodwill	–	–	633,992	–

Income (loss) before income taxes	(75,699)	88,506	(1,054,007)	243,579
Income taxes (benefit)	(23,761)	22,037	(175,488)	71,933

Net income (loss)	(51,938)	66,469	(878,519)	171,646
Net income (loss) applicable to noncontrolling interests	(1,209)	(5,729)	(1,749)	(7,301)

Net income (loss) applicable to controlling interest	(50,729)	72,198	(876,770)	178,947
Preferred stock dividends	(25,447)	(2,454)	(51,733)	(4,907)
Preferred stock redemption	52,418		52,418

Net earnings (loss) applicable to common shareholders	$(23,758)	$69,744	$(876,085)	$174,040

Weighted average common shares outstanding during the period:
Basic shares	115,908	106,595	115,012	106,554
Diluted shares	115,908	106,712	115,012	106,697

Net earnings (loss) per common share:
Basic	$(0.21)	$0.65	$(7.62)	$1.62
Diluted	(0.21)	0.65	(7.62)	1.62

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount
			Revised	Revised				Revised

Balance, December 31, 2008	$1,581,834	115,344,813	$2,599,916	$2,433,363	$(98,958)	$(14,459)	$27,320	$6,529,016
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and 124-2				137,462	(137,462)			–
Comprehensive loss:
Net loss for the period				(876,770)			(1,749)	(878,519)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(78,512)
Reclassification for net realized losses on investments recorded in operations					63,296
Noncredit-related impairment losses on securities not expected to be sold					(67,783)
Accretion of securities with noncredit-related impairment losses not expected to be sold					931
Net unrealized losses on derivative instruments					(49,676)

Other comprehensive loss					(131,744)			(131,744)

Total comprehensive loss								(1,010,263)
Preferred stock redemption	(100,511)		1,763	52,418				(46,330)
Dividends on preferred stock	10,407			(51,733)				(41,326)
Issuance of common stock		9,177,658	123,741					123,741
Subordinated debt modification			201,154					201,154
Net stock issued under employee plans and related tax benefits		572,857	9,150					9,150
Dividends on common stock, $.08 per share				(9,218)				(9,218)
Change in deferred compensation						321		321
Other changes in noncontrolling interests							(1,550)	(1,550)

Balance, June 30, 2009	$1,491,730	125,095,328	$2,935,724	$1,685,522	$(368,164)	$(14,138)	$24,021	$5,754,695

Balance, December 31, 2007	$240,000	107,116,505	$2,212,237	$2,910,692	$(58,835)	$(11,294)	$30,939	$5,323,739
Cumulative effect of change in accounting principle, adoption of FAS 159				(11,471)	11,471			–
Comprehensive income:
Net income for the period				178,947			(7,301)	171,646
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(167,191)
Foreign currency translation					1
Reclassification for net realized losses on investments recorded in operations					47,906
Net unrealized gains on derivative instruments					7,589
Pension and postretirement					734

Other comprehensive loss					(110,961)			(110,961)

Total comprehensive income								60,685
Stock issued under dividend reinvestment plan		14,717	632					632
Net stock issued under employee plans and related tax benefits		387,753	11,586					11,586
Dividends on preferred stock				(4,907)				(4,907)
Dividends on common stock, $.86 per share				(92,199)				(92,199)
Change in deferred compensation						(2,368)		(2,368)
Other changes in noncontrolling interests							1,890	1,890

Balance, June 30, 2008	$240,000	107,518,975	$2,224,455	$2,981,062	$(158,325)	$(13,662)	$25,528	$5,299,058

Total comprehensive loss for the three months ended June 30, 2009 and 2008 was $79,375 and $15,427, respectively.

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
	Revised		Revised

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(51,938)	$66,469	$(878,519)	$171,646
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment and valuation losses on investment securities and goodwill	53,670	38,761	970,726	84,750
Gain on subordinated debt modification	(493,725)	–	(493,725)	–
Acquisition related gains	(22,977)	–	(22,977)	–
Debt extinguishment cost	5,103	–	5,103	–
Provision for credit losses	770,581	115,882	1,070,032	211,782
Depreciation of premises and equipment	18,480	16,662	37,093	34,912
Amortization	18,241	18,903	36,024	29,267
Deferred income tax expense (benefit)	59,424	(38,657)	(99,183)	(70,894)
Share-based compensation	7,207	7,784	15,344	14,380
Excess tax benefits from share-based compensation	(12)	(142)	(29)	(399)
Equity securities losses (gains), net	619	8,121	(2,144)	(1,947)
Fixed income securities gains, net	(1,444)	(78)	(1,639)	(1,853)
Net increase in trading securities	(13,410)	(10,863)	(36,544)	(21,720)
Principal payments on and proceeds from sales of loans held for sale	669,696	375,286	1,145,726	663,356
Originations of loans held for sale	(653,631)	(328,524)	(1,196,999)	(629,771)
Net write-down of and losses from sales of other real estate owned	19,270	1,030	35,540	2,728
Net gains on sales of loans, leases and other assets	(5,254)	(5,803)	(10,300)	(13,271)
Income from increase in cash surrender value of bank-owned life insurance	(6,326)	(6,273)	(12,155)	(12,601)
Change in accrued income taxes	(72,882)	(137,756)	(67,399)	(77,625)
Change in accrued interest receivable	9,851	5,466	37,187	22,219
Change in other assets	(102,020)	(187,696)	(66,934)	(81,273)
Change in other liabilities	18,276	55,118	(67,577)	(32,633)
Change in accrued interest payable	(21,657)	(14,428)	(26,692)	(11,324)
Other, net	6,048	3,021	(4,271)	8,851

Net cash provided by (used in) operating activities	211,190	(17,717)	365,688	288,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in money market investments	817,888	791,730	1,253,457	236,951
Proceeds from maturities and paydowns of investment securities held-to-maturity	25,233	30,081	54,903	53,892
Purchases of investment securities held-to-maturity	(15,301)	(19,265)	(31,789)	(40,183)
Proceeds from sales of investment securities available-for-sale	315,123	48,149	538,390	504,456
Proceeds from maturities and paydowns of investment securities available-for-sale	106,525	1,668,775	227,717	2,638,685
Purchases of investment securities available-for-sale	(512,881)	(1,561,059)	(1,455,249)	(2,326,897)
Proceeds from sales of loans and leases	33,580	30,178	49,891	49,139
Securitized loans purchased	–	(874,100)	–	(1,157,304)
Loan and lease originations, net of collections	137,733	(1,324,528)	511,961	(1,930,964)
Net decrease (increase) in other noninterest-bearing investments	7,251	(40,114)	13,109	(113,868)
Proceeds from sales of premises and equipment and other assets	21	1,170	4,736	8,428
Purchases of premises and equipment	(20,408)	(18,029)	(57,683)	(43,807)
Proceeds from sales of other real estate owned	70,337	13,063	97,612	18,991
Net cash received from acquisitions	33,480	–	146,951	–

Net cash provided by (used in) investing activities	998,581	(1,253,949)	1,354,006	(2,102,481)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
	Revised		Revised

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(871,400)	$91,626	$75,725	$685,164
Net change in short-term funds borrowed	(400,869)	1,308,761	(2,231,622)	1,110,799
Proceeds from FHLB advances and other borrowings over one year	90	3,500	90	3,500
Repayments of FHLB advances and other borrowings over one year	(108,888)	(1,032)	(109,461)	(1,638)
Proceeds from issuance of long-term debt	36,061	28,495	291,228	28,495
Debt issuance and extinguishment costs	(9,059)	(480)	(18,083)	(611)
Repayments of long-term debt	(69)	(18,025)	(138)	(18,025)
Cash paid for preferred stock redemption	(46,330)	–	(46,330)	–
Proceeds from issuance of common stock	123,741	222	123,741	1,441
Payments to redeem common stock	(977)	(2,343)	(1,100)	(2,580)
Excess tax benefits from share-based compensation	12	142	29	399
Dividends paid on preferred stock	(20,233)	(2,454)	(41,326)	(4,907)
Dividends paid on common stock	(4,617)	(45,561)	(9,218)	(91,567)

Net cash provided by (used in) financing activities	(1,302,538)	1,362,851	(1,966,465)	1,710,470

Net increase (decrease) in cash and due from banks	(92,767)	91,185	(246,771)	(103,431)
Cash and due from banks at beginning of period	1,321,972	1,660,539	1,475,976	1,855,155

Cash and due from banks at end of period	$1,229,205	$1,751,724	$1,229,205	$1,751,724

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$164,442	$252,635	$323,769	$554,656
Net payment made (cash refund received) for income taxes	(29,790)	196,823	(30,014)	217,252
Noncash items:
Amortized cost of investment securities held-to-maturity transferred to investment securities available-for-sale	1,016,855	–	1,058,159	–
Fair value of investment securities available-for-sale transferred to investment securities held-to-maturity	–	1,226,832	–	1,226,832
Loans transferred to other real estate owned	153,886	104,242	233,326	134,474
Beneficial conversion feature of modified subordinated debt recorded in common stock	201,154	–	201,154	–
Acquisitions:
Assets acquired	224,335	–	1,369,586	–
Liabilities assumed	219,168	–	1,376,408	–

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2009

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Zions Bancorporation (“the Parent”) and its majority-owned subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Subsequent events have been evaluated through February 11, 2010, the date of filing these financial statements with the Securities and Exchange Commission (“SEC”).

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Revision of Financial Statements

The accompanying financial statements and related notes have been revised as a result of the reevaluation of our accounting for the subordinated debt modification described in Note 7. Our reevaluation resulted in revised calculations of the gain on subordinated debt modification in the statements of income, and the intrinsic value of the beneficial conversion feature of the modified subordinated debt recorded directly in common stock within shareholders’ equity. The Company has “no par” common stock and all additional paid-in capital transactions are recorded in common stock. These revised calculations increased the gain on subordinated debt modification by $27.4 million pretax from $466.3 million to $493.7 million and reduced the net loss applicable to common shareholders by $16.9 million from $40.7 million to $23.8 million for the three months ended June 30, 2009, and from $893.0 million to $876.1 million for the six months ended June 30, 2009. In addition, at June 30, 2009, the revised calculations increased common stock by $155.8 million from $2,779.9 million to $2,935.7 million, and total shareholders’ equity by $172.7 million from $5,582.0 million to $5,754.7 million. The revisions applied to the affected individual line items in the financial statements are summarized as follows:

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)	June 30, 2009
	As previously reported	As revised
ASSETS
Other assets	$1,686,487	1,579,484
Total assets	52,874,957	52,767,954
LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	2,197,343	1,917,598
Total liabilities	47,293,004	47,013,259
Shareholders’ equity:
Common stock, without par value	2,779,896	2,935,724
Retained earnings	1,668,608	1,685,522
Controlling interest shareholders’ equity	5,557,932	5,730,674
Total shareholders’ equity	5,581,953	5,754,695
Total liabilities and shareholders’ equity	52,874,957	52,767,954

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	As previously reported	As revised	As previously reported	As revised
Noninterest income:
Gain on subordinated debt modification	$466,333	$493,725	$466,333	$493,725
Total noninterest income	585,344	612,736	440,082	467,474

Income (loss) before income taxes	(103,091)	(75,699)	(1,081,399)	(1,054,007)
Income taxes (benefit)	(34,239)	(23,761)	(185,966)	(175,488)
Net income (loss)	(68,852)	(51,938)	(895,433)	(878,519)
Net income (loss) applicable to controlling interest	(67,643)	(50,729)	(893,684)	(876,770)
Net earnings (loss) applicable to common shareholders	(40,672)	(23,758)	(892,999)	(876,085)

Net earnings (loss) per common share:
Basic	$(0.35)	$(0.21)	$(7.77)	$(7.62)
Diluted	(0.35)	(0.21)	(7.77)	(7.62)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
(In thousands, except per share amounts)	As previously reported	As revised	As previously reported	As revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(68,852)	$(51,938)	$(895,433)	$(878,519)
Gain on subordinated debt modification	(466,333)	(493,725)	(466,333)	(493,725)
Deferred income tax expense (benefit)	48,946	59,424	(109,661)	(99,183)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Beneficial conversion feature of modified subordinated debt recorded in common stock	$45,326	$201,154	$45,326	$201,154

A further description of the accounting for the subordinated debt modification is included in Note 7.

ZIONS BANCORPORATION AND SUBSIDIARIES

2.	CERTAIN RECENT ACCOUNTING PRONOUNCEMENTS

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	INVESTMENT SECURITIES

Investment securities are summarized as follows (in thousands):

	June 30, 2009
		Recognized in OCI [1]			Not recognized in OCI [1]
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$671,671	$–	$–	$671,671	$7,933	$8,205	$671,399
Asset-backed securities:
Trust preferred securities – banks and insurance	265,292	–	25,816	239,476	–	38,504	200,972
Other	32,486	–	5,791	26,695	559	8,537	18,717
Other debt securities	100	–	–	100	–	2	98

	$969,549	$–	$31,607	$937,942	$8,492	$55,248	$891,186

Available-for-sale
U.S. Treasury securities	$25,113	$734	$2	$25,845			$25,845
U.S. Government agencies and corporations:
Agency securities	290,504	6,062	188	296,378			296,378
Agency guaranteed mortgage-backed securities	411,180	10,243	739	420,684			420,684
Small Business Administration loan-backed securities	834,883	2,131	24,484	812,530			812,530
Municipal securities	251,029	2,584	780	252,833			252,833
Asset-backed securities:
Trust preferred securities - banks and insurance	2,173,757	44,583	682,176	1,536,164			1,536,164
Trust preferred securities - real estate investment trusts	76,745	–	42,165	34,580			34,580
Auction rate securities	171,910	827	1,485	171,252			171,252
Other	161,983	1,539	56,193	107,329			107,329

	4,397,104	68,703	808,212	3,657,595			3,657,595
Other securities:
Mutual funds and stock	246,300	–	–	246,300			246,300

	$4,643,404	$68,703	$808,212	$3,903,895			$3,903,895

[1]	Other comprehensive income

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The amortized cost and estimated fair value of investment debt securities are shown below as of June 30, 2009 by expected maturity distribution for asset-backed securities and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information with respect to notional amounts, recorded gross fair values, and related gain (loss) of derivative instruments is summarized as follows (in thousands):

				Amount of derivative gain (loss) recognized/reclassified
				OCI		Reclassified from AOCI to interest income		Other income			Offset to interest expense
		Fair value		Three	Six	Three	Six	Three	Six		Three	Six
	Notional amount	Other assets	Other liabilities	months ended	months ended	months ended	months ended	months ended	months ended		months ended	months ended
	June 30, 2009			June 30, 2009		June 30, 2009		June 30, 2009			June 30, 2009

Derivatives designated as hedging instruments under SFAS 133
Asset derivatives
Cash flow hedges[1]:
Interest rate swaps	$1,630,000	$121,810	$–	$(20,075)	$(7,280)	$31,004	$60,745
Interest rate floors	215,000	5,644	–	2,263	2,840	1,112	2,499
Terminated swaps and floors								$13,156	$13,156	[3]

	1,845,000	127,454	–	(17,812)	(4,440)	32,116	63,244	13,156	13,156
Liability derivatives
Fair value hedges:
Long-term debt											$10,161	$23,064
Terminated swap gain on debt modification								161,300	161,300

Total derivatives designated as hedging instruments under SFAS 133	1,845,000	127,454	–	(17,812)	(4,440)	32,116	63,244	174,456	174,456		10,161	23,064

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps	242,948	5,345	5,027					(479)	463
Interest rate swaps for customers[2]	3,660,961	76,113	74,748					4,299	8,435
Energy commodity swaps for customers[2]	388,999	24,947	24,028					932	1,230
Basis swaps	1,020,000	105	2,077					4,216	6,097

Total derivatives not designated as hedging instruments under SFAS 133	5,312,908	106,510	105,880					8,968	16,225

Total derivatives	$7,157,908	$233,964	$105,880	$(17,812)	$(4,440)	$32,116	$63,244	$183,424	$190,681		$10,161	$23,064

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

During June 2009, as disclosed in certain SEC filings, we took capital actions that affected certain long-term debt and increased net income and common shareholders’ equity during the three and six months ended June 30, 2009 as follows (in millions):

	Increase to
	Statement of income		Common shareholders’ equity
	Pretax	After-tax

1. Gain on subordinated debt modification	$493.7	$304.9	$304.9
2. Beneficial conversion feature recorded in common stock			201.2
3. Preferred stock redemption		52.4	54.2
4. Common equity ongoing issuances			123.7

		$357.3	$684.0

ZIONS BANCORPORATION AND SUBSIDIARIES

1.	Gain on subordinated debt modification – We exchanged approximately $0.2 billion of subordinated notes for new notes with the same terms. The remaining $1.2 billion of subordinated notes were modified to permit conversion on a par-for-par basis into either the Company’s Series A or Series C preferred stock. The carrying value of the modified subordinated debt included the fair value adjustments of the swaps that were terminated. Net of issuance costs and debt discount on the previous debt, the pretax gain recognized in the statement of income from this subordinated debt modification was $493.7 million.

2.	Beneficial conversion feature – We recorded $201.2 million after-tax directly in common stock for the intrinsic value of the beneficial conversion feature of the modified subordinated debt. The Company has “no par” common stock and all additional paid-in capital transactions are recorded in common stock.

3.

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

4.	Common equity ongoing issuances – We issued approximately $123.7 million of new common stock net of issuance costs, which consisted of 9,177,658 shares at an average price of $13.79 per share. The issuance was made pursuant to an equity distribution agreement under which we may sell up to $250 million of the Company’s common stock. We intend to complete the full issuance during the remainder of 2009.

The gain on the subordinated debt modification was calculated as the difference between the fair value of the modified convertible debt and the carrying value of the extinguished debt on the transaction date. The $493.7 million gain was determined using fair values on the transaction date of June 29, 2009.

The intrinsic value of the beneficial conversion feature was calculated as the difference between the fair value of the preferred stock into which the debt is convertible (multiplied by the number of related shares) and the fair value of the modified convertible debt on the commitment date. The commitment date is defined as the date when both parties are bound to the terms of the transaction, which was the expiration of the exchange offer and corresponded with the transaction date. The calculation resulted in an intrinsic value of $201.2 million after-tax. At the time of each conversion of the modified convertible debt to preferred stock, a proportional amount of the intrinsic value of the beneficial conversion feature will be transferred from common stock to preferred stock.

In connection with the debt modification, we recorded a debt discount of approximately $665.5 million, which will be amortized to income using the interest method over the remaining terms of the subordinated debt. The rate of amortization will be accelerated if and as holders of the subordinated debt elect to convert it into preferred stock through the immediate expensing of any unamortized discount associated with the converted debt.

During the first half of 2009, we redeemed approximately $203.9 million of senior medium-term notes. During the second quarter of 2009, we issued $36.2 million of new senior medium term notes due May 17, 2010 at a 5.5% coupon rate.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The following reconciles the beginning and ending balances of assets and liabilities for the three and six months ended June 30, 2009 and 2008 that are measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Three Months Ended June 30, 2009
	Level 3 Instruments
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Trading account[1]	Private equity investments	Other liabilities

Balance at April 1, 2009	$68,641	$897,650	$21,019	$177,880	$65,293	$49	$150,504	$(136)
Total net gains (losses) included in:
Statement of income[2]:
Dividends and other investment income (loss)							(1,631)
Fixed income securities gains (losses), net				247
Net impairment losses on investment securities		(3,030)	(18,351)
Valuation losses on securities purchased	(2,793)			(2,733)	(1,774)
Other noninterest expense								(79)
Other comprehensive income (loss)	90	113,772	16,579	(658)	3,057
Fair value of HTM securities transferred to AFS		529,268	15,280		12,464
Purchases, sales, issuances, and settlements, net	(1,280)	(2,837)	53	(3,484)	4,426		6,807

Balance at June 30, 2009	$64,658	$1,534,823	$34,580	$171,252	$83,466	$49	$155,680	$(215)

	Six Months Ended June 30, 2009
	Level 3 Instruments
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Trading account[1]	Private equity investments	Other liabilities

Balance at January 1, 2009	$–	$659,253	$23,897	$1,710	$65,557	$956	$143,511	$(527)
Total net gains (losses) included in:
Statement of income[2]:
Dividends and other investment income (loss)							(1,720)
Fair value and nonhedge derivative income (loss)						(907)
Equity securities gains, net							109
Fixed income securities gains (losses), net				247
Net impairment losses on investment securities		(9,593)	(67,266)		(927)
Valuation losses on securities purchased	(6,977)	(172,729)	(8,945)	(17,265)	(1,774)
Other noninterest expense								312
Other comprehensive income (loss)	89	(14,745)	46,561	(659)	3,067
Fair value of HTM securities transferred to AFS		565,282	15,280		15,674
Purchases, sales, issuances, and settlements, net	68,271	507,355	25,053	182,039	1,869		13,780
Net transfers in (out)	3,275			5,180

Balance at June 30, 2009	$64,658	$1,534,823	$34,580	$171,252	$83,466	$49	$155,680	$(215)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2008
	Level 3 Instruments
	Investment securities		Retained
	Available- for-sale	Trading account[1]	interests from securitizations[1]	Other liabilities

Balance at April 1, 2008	$587,193	$5,767	$38,788	$(23)
Total net gains (losses) included in:
Statement of income[2]:
Fair value and nonhedge derivative income (loss)		(43)	(3,822)
Impairment losses on available-for sale securities	(26,448)
Other noninterest expense				731
Other comprehensive income (loss)	7,000
Proceeds from ESOARS auction				(1,000)
Fair value of available-for-sale securities transferred to held-to-maturity	(200,873)
Purchases, sales, issuances, and settlements, net	(3,425)		(8,231)
Net transfers in (out)	(181,179)	–	(26,735)	–

Balance at June 30, 2008	$182,268	$5,724	$–	$(292)

	Six Months Ended June 30, 2008
	Level 3 Instruments
	Investment securities		Retained
	Available- for-sale	Trading account[1]	interests from securitizations[1]	Other liabilities

Balance at January 1, 2008	$337,338	$8,100	$42,426	$(44)
Total net gains (losses) included in:
Statement of income[2]:
Fair value and nonhedge derivative income (loss)		(2,376)	(2,098)
Impairment losses on available-for sale securities and valuation losses on securities purchased from Lockhart Funding	(68,026)
Other noninterest expense				752
Other comprehensive income (loss)	(66,131)
Proceeds from ESOARS auction				(1,000)
Fair value of available-for-sale securities transferred to held-to-maturity	(200,873)
Purchases, sales, issuances, and settlements, net	(1,670)		(13,593)
Net transfers in (out)	181,630	–	(26,735)	–

Balance at June 30, 2008	$182,268	$5,724	$–	$(292)

[1]	Elected under SFAS 159 for fair value option, as discussed subsequently.
[2]

All amounts are unrealized except for realized losses of $0.7 million and $0.5 million for the three and six months ended June 30, 2009, respectively, included in dividends and other investment income (loss) and $18.4 million and $67.0 million for the three and six months ended June 30, 2009, respectively, included in net impairment losses on investment securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Assets measured at fair value on a nonrecurring basis are summarized as follows (in thousands):

					Gains (losses) from fair value changes
	Fair value at June 30, 2009				Three Months Ended June 30,		Six Months Ended June 30,
	Level 1	Level 2	Level 3	Total	2009	2008	2009	2008

ASSETS
HTM securities adjusted for OTTI			$4,179	$4,179	$(806)	$–	$(1,761)	$–
Loans held for sale		$17,614		17,614	–	191	60	6
Impaired loans			280,346	280,346	(47,930)	(27,997)	(113,142)	(41,533)
Other real estate owned		78,965		78,965	(22,027)	(1,503)	(40,209)	(2,292)

	$–	$96,579	$284,525	$381,104	$(70,763)	$(29,309)	$(155,052)	$(43,819)

	Fair value at December 31, 2008
	Level 1	Level 2	Level 3	Total

ASSETS
Loans held for sale		$21,518		$21,518
Impaired loans			$254,743	254,743

	$–	$21,518	$254,743	$276,261

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

ZIONS BANCORPORATION AND SUBSIDIARIES

As required by SFAS 107, the following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	June 30, 2009		December 31, 2008
	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial assets:
HTM investment securities	$937,942	$891,186	$1,790,989	$1,443,555
Loans and leases (including loans held for sale), net of allowance	40,403,004	40,034,915	41,172,057	40,646,816

Financial liabilities:
Time deposits	7,301,118	7,409,674	7,730,784	7,923,883
Foreign deposits	1,974,583	1,975,730	2,622,562	2,625,869
FHLB advances and other borrowings	66,034	68,038	2,168,106	2,179,652
Long-term debt	1,917,598	2,097,307	2,257,633	1,838,555

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended June 30, 2009 and 2008:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$173.1	$166.5	$112.1	$101.2	$94.2	$89.4	$43.4	$57.8	$36.3	$40.2
Provision for loan losses	221.8	43.5	57.6	19.4	168.0	8.3	147.1	23.3	151.0	13.3

Net interest income after provision for loan losses	(48.7)	123.0	54.5	81.8	(73.8)	81.1	(103.7)	34.5	(114.7)	26.9
Impairment losses on investment securities	(31.7)	(12.3)	(17.4)	–	–	–	–	–	(0.5)	–
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	25.9	–	10.5	–	–	–	–	–	0.1	–

Net impairment losses on investment securities	(5.8)	(12.3)	(6.9)	–	–	–	–	–	(0.4)	–
Valuation losses on securities purchased	(11.7)	–	–	–	–	–	–	–	–	–
Gain on subordinate debt modification	–	–	–	–	–	–	–	–	–	–
Acquisition related gains	–	–	6.5	–	–	–	–	–	16.5	–
Other noninterest income	32.5	40.1	47.7	18.6	34.9	36.4	12.9	7.6	16.9	9.2
Noninterest expense	138.8	114.3	71.4	59.0	78.9	74.7	44.2	33.7	43.8	29.9

Income (loss) before income taxes	(172.5)	36.5	30.4	41.4	(117.8)	42.8	(135.0)	8.4	(125.5)	6.2
Income tax expense (benefit)	(65.6)	10.6	11.6	16.3	(41.8)	14.1	(53.4)	3.4	(44.0)	2.1

Net income (loss)	(106.9)	25.9	18.8	25.1	(76.0)	28.7	(81.6)	5.0	(81.5)	4.1
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	(106.9)	25.9	18.8	25.1	(76.0)	28.7	(81.6)	5.0	(81.5)	4.1
Preferred stock dividends	–	–	–	–	(1.0)	–	–	–	–	–
Preferred stock redemption	–	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$(106.9)	$25.9	$18.8	$25.1	$(77.0)	$28.7	$(81.6)	$5.0	$(81.5)	$4.1

AVERAGE BALANCE SHEET DATA
Total assets	$20,854	$18,892	$10,679	$10,176	$11,658	$11,933	$4,865	$5,270	$4,295	$3,821
Total securities	1,982	1,700	681	861	676	666	199	231	233	290
Net loans and leases	14,475	13,787	8,669	7,868	8,832	8,293	3,945	4,482	3,235	3,205
Allowance for loan losses	246	164	135	116	170	72	147	78	133	52
Goodwill, core deposit and other intangibles	20	21	389	389	695	1,346	20	194	12	21
Noninterest-bearing demand deposits	2,248	2,143	2,667	2,437	3,156	2,183	945	981	1,026	914
Total deposits	16,210	11,489	8,524	8,024	9,096	8,245	3,962	3,900	3,721	3,242
Shareholder’s equity:
Preferred equity	250	–	159	–	80	–	430	–	312	–
Common equity	1,036	1,055	1,153	1,055	1,426	1,982	315	591	231	298
Noncontrolling interests	1	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,287	1,056	1,312	1,055	1,506	1,982	745	591	543	298

(In millions)	Vectra		TCBW		Other		Consolidated Company
	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$26.8	$26.6	$8.1	$8.1	$(0.3)	$(5.1)	$493.7	$484.7
Provision for loan losses	12.1	6.0	5.0	–	0.1	0.4	762.7	114.2

Net interest income after provision for loan losses	14.7	20.6	3.1	8.1	(0.4)	(5.5)	(269.0)	370.5
Impairment losses on investment securities	(0.1)	–	–	–	(21.8)	(26.5)	(71.5)	(38.8)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	–	–	–	–	(6.9)	–	29.6	–

Net impairment losses on investment securities	(0.1)	–	–	–	(28.7)	(26.5)	(41.9)	(38.8)
Valuation losses on securities purchased	–	–	–	–	–	–	(11.7)	–
Gain on subordinated debt modification	–	–	–	–	493.7	–	493.7	–
Acquisition related gains	–	–	–	–	–	–	23.0	–
Other noninterest income	8.4	6.9	2.6	0.7	(6.3)	(8.4)	149.6	111.1
Noninterest expense	26.5	22.3	3.9	3.5	12.0	17.0	419.5	354.4

Income (loss) before income taxes	(3.5)	5.2	1.8	5.3	446.3	(57.4)	(75.8)	88.4
Income tax expense (benefit)	(1.6)	1.8	0.6	1.8	170.4	(28.1)	(23.8)	22.0

Net income (loss)	(1.9)	3.4	1.2	3.5	275.9	(29.3)	(52.0)	66.4
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(1.2)	(5.7)	(1.2)	(5.7)

Net income (loss) applicable to controlling interest	(1.9)	3.4	1.2	3.5	277.1	(23.6)	(50.8)	72.1
Preferred stock dividends	(0.1)	–	–	–	(24.3)	(2.4)	(25.4)	(2.4)
Preferred stock redemption	–	–	–	–	52.4	–	52.4	–

Net earnings (loss) applicable to common shareholders	$(2.0)	$3.4	$1.2	$3.5	$305.2	$(26.0)	$(23.8)	$69.7

AVERAGE BALANCE SHEET DATA
Total assets	$2,515	$2,745	$809	$917	$(1,606)	$(461)	$54,069	$53,293
Total securities	256	304	190	300	690	514	4,907	4,866
Net loans and leases	2,046	2,031	586	555	123	105	41,911	40,326
Allowance for loan losses	35	27	11	5	–	3	876	517
Goodwill, core deposit and other intangibles	–	152	–	–	6	24	1,143	2,147
Noninterest-bearing demand deposits	472	470	188	119	(7)	(190)	10,696	9,057
Total deposits	2,016	1,743	579	569	(1,150)	(438)	42,959	36,774
Shareholder’s equity:
Preferred equity	10	–	–	–	347	240	1,588	240
Common equity	172	333	77	68	(393)	(312)	4,018	5,070
Noncontrolling interests	–	–	–	–	24	26	25	27
Total shareholder’s equity	182	333	77	68	(22)	(46)	5,631	5,337

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the six months ended June 30, 2009 and 2008:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$327.4	$328.7	$224.7	$201.0	$186.6	$177.3	$90.5	$115.6	$70.3	$80.9
Provision for loan losses	286.8	74.1	92.4	43.9	213.5	18.7	199.0	42.8	240.3	17.8

Net interest income after provision for loan losses	40.6	254.6	132.3	157.1	(26.9)	158.6	(108.5)	72.8	(170.0)	63.1
Impairment losses on investment securities	(38.1)	(12.3)	(69.6)	–	–	–	–	–	(9.8)	–
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	29.8	–	52.8	–	–	–	–	–	8.4	–

Net impairment losses on investment securities	(8.3)	(12.3)	(16.8)	–	–	–	–	–	(1.4)	–
Valuation losses on securities purchased	(203.0)	(5.2)	–	–	(7.5)	–	–	–	–	–
Gain on subordinated debt modification	–	–	–	–	–	–	–	–	–	–
Acquisition related gains	–	–	6.5	–	–	–	–	–	16.5	–
Other noninterest income	100.0	112.9	71.2	41.0	76.4	73.0	27.4	16.0	28.1	22.0
Noninterest expense	257.6	226.1	135.5	120.1	153.8	152.0	86.4	67.4	82.6	58.2
Impairment loss on goodwill	–	–	–	–	633.3	–	–	–	–	–

Income (loss) before income taxes	(328.3)	123.9	57.7	78.0	(745.1)	79.6	(167.5)	21.4	(209.4)	26.9
Income tax expense (benefit)	(128.5)	40.7	21.9	30.6	(41.4)	26.0	(66.3)	8.4	(73.4)	9.3

Net income (loss)	(199.8)	83.2	35.8	47.4	(703.7)	53.6	(101.2)	13.0	(136.0)	17.6
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	0.3	–	–	–	–

Net income (loss) applicable to controlling interest	(199.8)	83.2	35.8	47.4	(703.7)	53.3	(101.2)	13.0	(136.0)	17.6
Preferred stock dividends	–	–	(0.9)	–	(1.5)	–	–	–	–	–
Preferred stock redemption	–	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$(199.8)	$83.2	$34.9	$47.4	$(705.2)	$53.3	$(101.2)	$13.0	$(136.0)	$17.6

AVERAGE BALANCE SHEET DATA
Total assets	$20,942	$18,756	$10,626	$10,172	$11,999	$11,836	$4,857	$5,296	$4,200	$3,865
Total securities	1,835	1,772	697	893	659	718	200	237	204	310
Net loans and leases	14,503	13,455	8,513	7,837	8,905	8,131	4,000	4,498	3,218	3,212
Allowance for loan losses	233	151	127	112	149	72	135	74	110	54
Goodwill, core deposit and other intangibles	20	21	394	389	1,008	1,349	21	194	10	21
Noninterest-bearing demand deposits	2,178	2,114	2,584	2,427	3,013	2,145	918	1,009	973	911
Total deposits	16,289	11,393	8,453	8,007	8,956	8,189	3,940	3,882	3,635	3,266
Shareholder’s equity:
Preferred equity	250	–	158	–	80	–	430	–	290	–
Common equity	1,047	1,060	1,130	1,063	1,737	1,969	335	592	246	287
Noncontrolling interests	1	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,298	1,061	1,288	1,063	1,817	1,969	765	592	536	287

(In millions)	Vectra		TCBW		Other		Consolidated Company
	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$50.3	$52.8	$16.4	$16.5	$2.3	$(1.6)	$968.5	$971.2
Provision for loan losses	21.0	8.2	7.2	0.4	0.1	0.6	1,060.3	206.5

Net interest income after provision for loan losses	29.3	44.6	9.2	16.1	2.2	(2.2)	(91.8)	764.7
Impairment losses investment securities:
Impairment losses on investment securities	(23.4)	–	–	–	(96.2)	(67.3)	(237.1)	(79.6)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	21.4	–	–	–	0.1	–	112.5	–

Net impairment losses on investment securities	(2.0)	–	–	–	(96.1)	(67.3)	(124.6)	(79.6)
Valuation losses on securities purchased	–	–	–	–	(1.6)	–	(212.1)	(5.2)
Gain on subordinated debt modification	–	–	–	–	493.7	–	493.7	–
Acquisition related gains	–	–	–	–	–	–	23.0	–
Other noninterest income	15.2	13.8	3.7	1.3	(34.5)	(11.9)	287.5	268.1
Noninterest expense	49.0	44.4	8.3	7.2	22.5	29.1	795.7	704.5
Impairment loss on goodwill	–	–	–	–	0.7	–	634.0	–

Income (loss) before income taxes	(6.5)	14.0	4.6	10.2	340.5	(110.5)	(1,054.0)	243.5
Income tax expense (benefit)	(3.0)	5.0	1.5	3.4	113.7	(51.5)	(175.5)	71.9

Net income (loss)	(3.5)	9.0	3.1	6.8	226.8	(59.0)	(878.5)	171.6
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(1.7)	(7.6)	(1.7)	(7.3)

Net income (loss) applicable to controlling interest	(3.5)	9.0	3.1	6.8	228.5	(51.4)	(876.8)	178.9
Preferred stock dividends	(0.1)	–	–	–	(49.2)	(4.9)	(51.7)	(4.9)
Preferred stock redemption	–	–	–	–	52.4	–	52.4	–

Net earnings (loss) applicable to common shareholders	$(3.6)	$9.0	$3.1	$6.8	$231.7	$(56.3)	$(876.1)	$174.0

AVERAGE BALANCE SHEET DATA
Total assets	$2,570	$2,743	$822	$919	$(1,285)	$(483)	$54,731	$53,104
Total securities	259	312	193	303	651	559	4,698	5,104
Net loans and leases	2,048	2,020	588	536	125	93	41,900	39,782
Allowance for loan losses	32	27	9	5	1	2	796	497
Goodwill, core deposit and other intangibles	–	152	–	–	7	26	1,460	2,152
Noninterest-bearing demand deposits	459	463	190	123	(12)	(176)	10,303	9,016
Total deposits	2,056	1,732	576	588	(1,359)	(373)	42,546	36,684
Shareholder’s equity:
Preferred equity	10	–	–	–	368	240	1,586	240
Common equity	181	334	76	68	(279)	(275)	4,473	5,098
Noncontrolling interests	–	–	–	–	25	28	26	29
Total shareholder’s equity	191	334	76	68	114	(7)	6,085	5,367

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share and ratio data)	2009	2008	% Change	2009	2008	% Change

EARNINGS
Taxable-equivalent net interest income	$499,432	$490,587	1.80%	$980,102	$983,124	(0.31)%
Taxable-equivalent revenue	1,112,168	562,959	97.56%	1,447,576	1,166,496	24.10%
Net interest income	493,688	484,743	1.85%	968,463	971,201	(0.28)%
Noninterest income	612,736	72,372	746.65%	467,474	183,372	154.93%
Provision for loan losses	762,654	114,192	567.87%	1,060,278	206,474	413.52%
Noninterest expense	419,469	354,417	18.35%	795,674	704,520	12.94%
Impairment loss on goodwill	–	–		633,992	–
Income (loss) before income taxes	(75,699)	88,506	(185.53)%	(1,054,007)	243,579	(532.72)%
Income taxes (benefit)	(23,761)	22,037	(207.82)%	(175,488)	71,933	(343.96)%
Net income (loss)	(51,938)	66,469	(178.14)%	(878,519)	171,646	(611.82)%
Net loss applicable to noncontrolling interests	(1,209)	(5,729)	(78.90)%	(1,749)	(7,301)	(76.04)%
Net income (loss) applicable to controlling interest	(50,729)	72,198	(170.26)%	(876,770)	178,947	(589.96)%
Net earnings (loss) applicable to common shareholders	(23,758)	69,744	(134.06)%	(876,085)	174,040	(603.38)%

PER COMMON SHARE
Net earnings (loss) (diluted)	(0.21)	0.65	(132.31)%	(7.62)	1.62	(570.37)%
Dividends	0.04	0.43	(90.70)%	0.08	0.86	(90.70)%
Book value per common share				33.89	46.82	(27.62)%

SELECTED RATIOS
Return on average assets	(0.38)%	0.54%		(3.23)%	0.68%
Return on average common equity	(2.37)%	5.53%		(39.50)%	6.86%
Efficiency ratio	37.72%	62.96%		54.97%	60.40%
Net interest margin	4.09%	4.18%		4.01%	4.20%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except share and ratio data)	2009	2008	% Change	2009	2008	% Change

AVERAGE BALANCES
Total assets	$54,068,979	$53,293,375	1.46%	$54,730,652	$53,103,599	3.06%
Total interest-earning assets	49,018,640	47,202,577	3.85%	49,298,298	47,028,006	4.83%
Securities	4,907,115	4,866,421	0.84%	4,697,746	5,103,854	(7.96)%
Net loans and leases	41,910,940	40,325,657	3.93%	41,899,844	39,781,734	5.32%
Goodwill	1,017,382	2,009,517	(49.37)%	1,334,043	2,009,497	(33.61)%
Core deposit and other intangibles	125,768	137,675	(8.65)%	126,261	142,019	(11.10)%
Total deposits	42,958,798	36,774,214	16.82%	42,546,019	36,684,444	15.98%
Shareholders’ equity:
Preferred equity	1,587,752	240,000	561.56%	1,585,717	240,000	560.72%
Common equity	4,018,032	5,070,047	(20.75)%	4,472,977	5,098,334	(12.27)%
Noncontrolling interests	25,268	27,244	(7.25)%	26,487	28,960	(8.54)%

Weighted average common and common-equivalent shares outstanding	115,908,127	106,711,948	8.62%	115,012,123	106,696,919	7.79%

AT PERIOD END
Total assets				$52,767,954	$54,630,883	(3.41)%
Total interest-earning assets				48,024,659	47,920,419	0.22%
Securities				4,920,445	4,784,185	2.85%
Net loans and leases				41,399,533	41,714,468	(0.75)%
Allowance for loan losses				1,248,055	548,958	127.35%
Reserve for unfunded lending commitments				60,688	26,838	126.13%
Goodwill				1,017,385	2,009,511	(49.37)%
Core deposit and other intangibles				121,675	132,481	(8.16)%
Total deposits				42,644,172	37,607,995	13.39%
Shareholders’ equity:
Preferred equity				1,491,730	240,000	521.55%
Common equity				4,238,944	5,033,530	(15.79)%
Noncontrolling interests				24,021	25,528	(5.90)%

Common shares outstanding				125,095,328	107,518,975	16.35%

Average equity to average assets	10.41%	10.01%		11.12%	10.11%
Common dividend payout	na	66.23%		na	52.98%
Tangible common equity ratio				6.00%	5.51%
Tangible equity ratio				8.94%	6.01%

Nonperforming assets, excluding FDIC-supported assets				$1,922,557	$695,287	176.51%
Ratio of nonperforming assets, excluding FDIC-supported assets, to net loans and leases and other real estate owned				4.68%	1.66%
Accruing loans past due 90 days or more, excluding FDIC-supported assets				$178,300	$108,934	63.68%

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The discount rate assumption used for valuation purpose for each CDO tranche was derived from trading yields on publicly traded trust preferred securities and projected default probabilities on the underlying financial companies. For the quarter ending June 30, 2009, the discount margins on the traded securities were regressed to those of the CDOs by comparing expected levels of cash flow impairments between the two types of securities after adjusting the regression’s slope to acknowledge the greater uncertainty in the cash flows of junior trust preferred CDO tranches compared to single name trust preferred securities with similar projected default probabilities. CDO tranches with greater uncertainty in their cash flows should be discounted at rates in excess of those rates that market participants would use for tranches with more stable expected cash flows as a result of more subordination and/or better credit quality in the underlying collateral. The effect of this assumption methodology for the quarter ending June 30, 2009, was discount margins between LIBOR + 3.92% and LIBOR + 13.19% with the low end applied to tranches with substantial current subordination and/or high credit quality of remaining performing collateral. The high end of the discount margin spectrum was applied to tranches in which minor changes in future default assumptions produced substantial deterioration in tranche cash flows. These discount rates are applied to the model to produce credit stressed cash flows which constitute each tranche’s expected cash flows, not to a hypothetical contractual cash flow.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

During the second quarter favorable changes in future cumulative credit losses were largely driven by market improvements in bank debt and equity prices. Given the transfers of securities from held-to-maturity (“HTM”) to available-for-sale (“AFS”) disclosed elsewhere, the remaining HTM portfolio is generally of better credit quality than the portion of the AFS portfolio with the same ratings level.

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

Debt Modification

During the second quarter of 2009, the Company executed a subordinated debt modification and exchange transaction. The Company exchanged approximately $0.2 billion of subordinated notes for new notes with the same terms. The remaining $1.2 billion of subordinated notes were modified to permit conversion on a par-for par-basis into either the Company’s Series A or Series C preferred stock. Net of issuance costs and debt discount on the previous debt, the pretax gain recognized in earnings from this subordinated debt modification was approximately $493.7 million. Additionally the Company recorded $201.2 million after-tax directly in common stock for the intrinsic value of the beneficial conversion feature. The determination of whether the modification is considered a debt extinguishment followed EITF Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

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

RESULTS OF OPERATIONS

The Company reported a net loss applicable to common shareholders of $23.8 million or $0.21 per diluted share for the second quarter of 2009 compared to net earnings applicable to common shareholders of $69.7 million or $0.65 per diluted share for the second quarter of 2008. The decrease is mainly due to a $648.5 million increase in the provision for loan losses, a $37.7 million increase in FDIC premiums expense, a $22.5 million increase in other real estate expense, and a $14.9 million increase in valuation losses on securities purchased and net impairment losses on investment securities offset by the $493.7 million gain on subordinated debt modification, $52.4 million from a preferred stock redemption, a $40.1 million increase in fair value and nonhedge derivative income and $23.0 million of acquisition related gains.

Net loss applicable to common shareholders for the first six months of 2009 was $876.1 million or $7.62 per diluted share, compared to net earnings applicable to common shareholders of $174.0 million or $1.62 per diluted share for the first six months of 2008. The decrease reflects an $853.8 million increase in the provision for loan losses, a $634.0 million goodwill impairment charge, a $252.0 million increase in valuation losses on securities purchased and net impairment losses on investment securities, a $47.7 million increase in FDIC premiums expense and a $39.0 million increase in other real estate expense, offset by the $493.7 million gain on subordinated debt modification, $52.4 million from a preferred stock redemption, a $40.3 million increase in fair value and nonhedge derivative income, and $23.0 million of acquisition related gains.

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

The spread on average interest-bearing funds for the second quarter of 2009 was 3.71%, which increased from 3.53% for the first quarter of 2009 and was flat from 3.71% for the second quarter of 2008. The spread on average interest-bearing funds for the second quarter of 2009 has benefited from improved loan spreads on newly originated and renewed loans; however, increased nonperforming assets throughout the year negatively impacted loan spreads.

ZIONS BANCORPORATION AND SUBSIDIARIES

Net interest margin will be reduced in future quarters due to the impact of nonperforming assets and several factors related to the debt modification transaction that occurred in the second quarter of 2009. In prior quarters, the net interest margin had accreted swap gains on terminated swaps that reduced interest expense on long-term debt and improved the margin. Because of the debt modification transaction that occurred in the second quarter of 2009, most of those swap gains were recognized in noninterest income and therefore eliminated most of that earnings benefit from this accretion of deferred interest rate swap income in future quarters. The debt modification transaction also resulted in a discount of approximately $666 million on the modified convertible subordinated debt that will be amortized as interest expense over the remaining life of the debt. If debt holders exercise their option to convert debt to preferred stock the accretion of the discount will be accelerated at time of conversion.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

ASSETS
Money market investments	$1,944,332	$1,543	0.32%	$1,823,907	$12,313	2.72%
Securities:
Held-to-maturity	1,491,322	18,284	4.92%	1,532,818	25,305	6.64%
Available-for-sale	3,336,239	29,717	3.57%	3,295,056	37,936	4.63%
Trading account	79,554	823	4.15%	38,547	159	1.66%

Total securities	4,907,115	48,824	3.99%	4,866,421	63,400	5.24%

Loans held for sale	256,253	3,082	4.82%	186,592	2,699	5.82%
Loans:
Net loans and leases excluding FDIC-supported assets [2]	40,991,516	579,070	5.67%	40,325,657	650,364	6.49%
FDIC-supported assets	919,424	10,921	4.76%

Total loans and leases	41,910,940	589,991	5.65%	40,325,657	650,364	6.49%

Total interest-earning assets	49,018,640	643,440	5.26%	47,202,577	728,776	6.21%

Cash and due from banks	1,236,641			1,320,584
Allowance for loan losses	(876,064)			(516,908)
Goodwill	1,017,382			2,009,517
Core deposit and other intangibles	125,768			137,675
Other assets	3,546,612			3,139,930

Total assets	$54,068,979			$53,293,375

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,931,024	5,292	0.43%	$4,651,117	8,776	0.76%
Money market	17,787,662	59,657	1.35%	12,953,438	71,368	2.22%
Time under $100,000	2,942,319	19,254	2.62%	2,513,620	23,276	3.72%
Time $100,000 and over	4,628,867	28,475	2.47%	4,344,441	40,462	3.75%
Foreign	1,972,503	4,848	0.99%	3,254,872	19,722	2.44%

Total interest-bearing deposits	32,262,375	117,526	1.46%	27,717,488	163,604	2.37%

Borrowed funds:
Securities sold, not yet purchased	47,804	637	5.34%	33,299	414	5.00%
Federal funds purchased and security repurchase agreements	2,047,532	1,591	0.31%	2,999,084	14,569	1.95%
Commercial paper	2,589	10	1.55%	148,946	1,222	3.30%
FHLB advances and other borrowings:
One year or less	150,960	1,423	3.78%	4,741,643	28,865	2.45%
Over one year	35,777	476	5.34%	129,079	1,840	5.73%
Long-term debt	2,714,211	22,345	3.30%	2,592,037	27,675	4.29%

Total borrowed funds	4,998,873	26,482	2.12%	10,644,088	74,585	2.82%

Total interest-bearing liabilities	37,261,248	144,008	1.55%	38,361,576	238,189	2.50%

Noninterest-bearing deposits	10,696,423			9,056,726
Other liabilities	480,256			537,782

Total liabilities	48,437,927			47,956,084
Shareholders’ equity:
Preferred equity	1,587,752			240,000
Common equity	4,018,032			5,070,047

Controlling interest shareholders’ equity	5,605,784			5,310,047
Noncontrolling interests	25,268			27,244

Total shareholders’ equity	5,631,052			5,337,291

Total liabilities and shareholders’ equity	$54,068,979			$53,293,375

Spread on average interest-bearing funds			3.71%			3.71%
Taxable-equivalent net interest income and net yield on interest-earning assets		$499,432	4.09%		$490,587	4.18%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (Continued)

(Unaudited)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

ASSETS
Money market investments	$2,450,206	$4,919	0.40%	$1,941,873	$31,341	3.25%
Securities:
Held-to-maturity	1,638,154	46,830	5.76%	1,116,560	37,651	6.78%
Available-for-sale	2,991,697	54,002	3.64%	3,947,157	103,203	5.26%
Trading account	67,895	1,394	4.14%	40,137	840	4.21%

Total securities	4,697,746	102,226	4.39%	5,103,854	141,694	5.58%

Loans held for sale	250,502	5,838	4.70%	200,545	5,716	5.73%
Loans:
Net loans and leases excluding FDIC-supported assets [2]	41,186,589	1,158,090	5.67%	39,781,734	1,346,219	6.81%
FDIC-supported assets	713,255	17,964	5.08%	–	–

Total loans and leases	41,899,844	1,176,054	5.66%	39,781,734	1,346,219	6.81%

Total interest-earning assets	49,298,298	1,289,037	5.27%	47,028,006	1,524,970	6.52%

Cash and due from banks	1,300,204			1,368,970
Allowance for loan losses	(795,799)			(496,761)
Goodwill	1,334,043			2,009,497
Core deposit and other intangibles	126,261			142,019
Other assets	3,467,645			3,051,868

Total assets	$54,730,652			$53,103,599

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,731,171	11,091	0.47%	$4,585,133	19,245	0.84%
Money market	17,635,109	128,411	1.47%	12,861,959	164,886	2.58%
Time under $100,000	3,022,642	41,047	2.74%	2,545,893	50,441	3.98%
Time $100,000 and over	4,690,816	61,961	2.66%	4,402,884	89,536	4.09%
Foreign	2,163,338	12,248	1.14%	3,272,481	49,705	3.05%

Total interest-bearing deposits	32,243,076	254,758	1.59%	27,668,350	373,813	2.72%

Borrowed funds:
Securities sold, not yet purchased	40,676	1,076	5.33%	33,438	747	4.49%
Federal funds purchased and security repurchase agreements	2,189,813	3,441	0.32%	3,157,020	38,775	2.47%
Commercial paper	2,984	24	1.62%	177,233	3,554	4.03%
FHLB advances and other borrowings:
One year or less	540,868	5,140	1.92%	4,473,306	65,267	2.93%
Over one year	81,605	2,279	5.63%	128,185	3,665	5.75%
Long-term debt	2,687,095	42,217	3.17%	2,486,947	56,025	4.53%

Total borrowed funds	5,543,041	54,177	1.97%	10,456,129	168,033	3.23%

Total interest-bearing liabilities	37,786,117	308,935	1.65%	38,124,479	541,846	2.86%

Noninterest-bearing deposits	10,302,943			9,016,094
Other liabilities	556,411			595,732

Total liabilities	48,645,471			47,736,305
Shareholders’ equity:
Preferred equity	1,585,717			240,000
Common equity	4,472,977			5,098,334

Controlling interest shareholders’ equity	6,058,694			5,338,334
Noncontrolling interests	26,487			28,960

Total shareholders’ equity	6,085,181			5,367,294

Total liabilities and shareholders’ equity	$54,730,652			$53,103,599

Spread on average interest-bearing funds			3.62%			3.66%
Taxable-equivalent net interest income and net yield on interest-earning assets		$980,102	4.01%		$983,124	4.20%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

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

The provision for loan losses for the second quarter of 2009 was $762.7 million compared to $114.2 million for the same period of 2008. On an annualized basis, the provision was 7.44% of average loans excluding FDIC-supported assets for the second quarter of 2009 compared to 1.13% for the second quarter of 2008. Net loan and lease charge-offs increased to $347.5 million (3.39% annualized of average loans excluding FDIC-supported assets) in the second quarter of 2009 up from $151.7 million (1.47% annualized of average loans excluding FDIC-supported assets) in the first quarter of 2009. Net loan and lease charge-offs were $67.8 million (0.67% annualized of average loans) in the second quarter of 2008. The increased provision for the second quarter of 2009 was attributable to a higher level of criticized and classified loans, higher realized loss content in these loan categories, continued deterioration in collateral values primarily in land acquisition, development and construction loans, and also higher delinquency rates in consumer and commercial loan portfolios, all of which resulted in re-estimation of some of our loss migration factors using more recent loss rates. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details. The provision for unfunded lending commitments was $7.9 million for the second quarter of 2009 compared to $1.7 million for the second quarter of 2008 due to the above mentioned re-estimation of loss factors. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan originations and fundings, and by changes in the creditworthiness of borrowers with unfunded commitments. The related provision will generally reflect these fluctuations. When combined, the provisions for credit losses for the second quarter of 2009 were $770.6 million compared to $115.9 million for the second quarter of 2008.

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

Noninterest Income

For the second quarter of 2009, noninterest income increased 746.6% to $612.7 million compared to $72.4 million of income for the second quarter of 2008. The increase is primarily due to the $493.7 million gain on subordinated debt modification, a $40.1 million increase in fair value and nonhedge derivative income, and $23.0 million of acquisition related gains offset by $14.9 million of increased valuation losses on securities purchased and net impairment losses on investment securities in the second quarter of 2009 compared to the second quarter of 2008. Excluding the previously discussed valuation and impairment losses on securities, the gains on terminated swaps and debt modification, the acquisition related gains, and fair value and nonhedge derivative income for the second quarters of 2009 and 2008, noninterest income was $129.4 million for the second quarter of 2009 and $130.9 million for the second quarter of 2008.

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

The gain on subordinated debt modification of $493.7 million in the second quarter of 2009 resulted from actions the Company took to modify subordinated debt. The Company exchanged approximately $0.2 billion of subordinated notes for new notes with the same terms. The remaining $1.2 billion of subordinated notes were modified to permit conversion on a par for par basis into either the Company’s Series A or Series C preferred stock. Net of issuance costs and debt discount on the previous debt, the pretax gain recognized in earnings from this debt modification was $332.4 million. Additionally, the Company recognized deferred gains of $161.3 million pretax on terminated swaps related to the subordinated debt that was modified.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

For the first six months of 2009, noninterest income increased 154.9% to $467.5 million compared to $183.4 million of income for the first six months of 2008. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

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

Salaries and employee benefits increased $1.1 million or 0.6% compared to the second quarter of 2008. Salaries and employee benefits included approximately $4.3 million of severance costs in second quarter of 2009. Full-time equivalent staffing has been reduced by 3.4% from December 31, 2008 even after adding personnel from FDIC-assisted acquisitions.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Income Taxes

The Company’s income tax benefit for the second quarter of 2009 was $23.8 million compared to an income tax expense of $22.0 million for the same period in 2008. The effective income tax rates, including the effects of noncontrolling interests, for the second quarter of 2009 and 2008 were 31.9% and 23.4% and for the first six months of 2009 and 2008 were 16.7% and 28.7%. The tax rate for the second quarter of 2009 was impacted by approximately $3.8 million of taxes and penalties for the one-time redemption of certain bank-owned life insurance contracts. The tax rate for the second quarter of 2008 was impacted by a $5.9 million reduction of a FIN 48 tax liability and related interest for uncertain tax positions due primarily to settlement of uncertain tax positions with governmental authorities. The lower tax rate for the first six months of 2009 compared to 2008 is mainly due to nondeductible goodwill impairment charges. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $3.0 million and $2.9 million for the first six months of 2009 and 2008, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT HIGHEST CREDIT RATING*

As of June 30, 2009

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

HELD-TO-MATURITY:
Municipal securities	$675	$672	$–	$672	$(1)	$671
Asset-backed securities:
Trust preferred securities – banks and insurance
A rated	11	11	(1)	10	(1)	9
A rated – OTTI/PIK’d [2]	1	1	(1)	–	–	–
BBB rated	17	17	(2)	15	(2)	13
Noninvestment grade	236	236	(22)	214	(35)	179

	265	265	(26)	239	(38)	201

Other
AAA rated	4	4	–	4	–	4
A rated	4	3	(1)	2	1	3
BBB rated	18	17	–	17	(9)	8
Noninvestment grade – OTTI/PIK’d [2]	13	9	(5)	4	–	4

	39	33	(6)	27	(8)	19

	979	970	(32)	938	(47)	891

AVAILABLE-FOR-SALE:
U.S. Treasury securities	26	25	1	26		26
U.S. Government agencies and corporations:
Agency securities	290	290	6	296		296
Agency guaranteed mortgage-backed securities	410	411	10	421		421
Small Business Administration loan-backed securities	787	835	(22)	813		813
Municipal securities	257	251	2	253		253
Asset-backed securities:
Trust preferred securities – banks and insurance
AAA rated	87	86	(10)	76		76
AA rated	639	479	5	484		484
A rated	367	356	(113)	243		243
BBB rated	170	146	(38)	108		108
Not rated	26	25	(4)	21		21
Noninvestment grade	386	380	(119)	261		261
Noninvestment grade – OTTI/PIK’d 2	786	702	(359)	343		343

	2,461	2,174	(638)	1,536		1,536

Trust preferred securities – real estate investment trusts
Noninvestment grade	45	34	(12)	22		22
Noninvestment grade – OTTI/PIK’d [2]	50	43	(30)	13		13

	95	77	(42)	35		35

Auction rate securities
AAA rated	182	167	(2)	165		165
A rated	7	5	1	6		6

	189	172	(1)	171		171

Other
AAA rated	59	56	(11)	45		45
AA rated	3	2	–	2		2
BBB rated	54	51	(13)	38		38
Noninvestment grade	28	24	(15)	9		9
Noninvestment grade – OTTI/PIK’d [2]	74	29	(16)	13		13

	218	162	(55)	107		107

	4,733	4,397	(739)	3,658		3,658

Other securities:
Mutual funds and stock	246	246	–	246		246

	4,979	4,643	(739)	3,904		3,904

Total	$5,958	$5,613	$(771)	$4,842	$(47)	$4,795

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the highest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

BELOW INVESTMENT GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOS BY ORIGINAL RATINGS LEVEL

As of June 30, 2009

			Total				Average Holding [1]
(Amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Fair value	Unrealized gain (loss)	Par value	Amortized cost	Fair value	Unrealized gain (loss)

Original Ratings of Securities, Non-OTTI
Original AAA	23	33.9%	$789.8	$693.0	$529.1	$(163.9)	$32.9	$28.9	$22.0	$(6.8)
Original A	37	39.5%	806.4	805.7	518.4	(287.3)	16.5	16.4	10.6	(5.9)
Original BBB	10	4.3%	87.1	87.0	59.2	(27.8)	8.7	8.7	5.9	(2.8)

Total Non-OTTI		77.7%	1,683.3	1,585.7	1,106.7	(479.0)

Original Ratings of Securities, OTTI:
Original A	26	19.7%	466.4	402.9	201.4	(201.5)	14.6	12.6	6.3	(6.3)
Original BBB	7	2.6%	72.9	52.9	26.2	(26.7)	9.1	6.6	3.3	(3.3)

Total OTTI		22.3%	539.3	455.8	227.6	(228.2)

Total Non Investment Grade Bank and Insurance CDOs		100.0%	$2,222.6	$2,041.5	$1,334.3	$(707.2)

[1]	The Company may have more than one holding of the same security.

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW INVESTMENT GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOS

As of June 30, 2009

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing [1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as % of performing collateral [4]		PV of expected cash flows discounted at coupon rate as % of par [5]		Lifetime additional projected loss from performing collateral [6]

Original Ratings of Securities, Non-OTTI:
Original AAA
Best	BB	29	29	0.00%	0.00%	72.10%		100		6.97%
Weighted Average		45	37	4.45%	14.61%	39.63%		100		10.11%
Worst	CCC	37	25	7.89%	28.51%	19.80%		98	[7]	20.75%

Original A
Best	BB	32	32	0.00%	0.00%	30.36%		100		6.47%
Weighted Average		41	36	2.43%	8.19%	3.08%		100		8.57%
Worst	C	6	4	9.43%	19.82%	-10.90%	[8]	100		13.29%

Original BBB
Best	B	38	38	0.00%	0.00%	13.37%		100		6.47%
Weighted Average		43	39	1.43%	6.67%	1.24%		100		8.14%
Worst	C	41	31	7.89%	15.95%	-11.87%	[8]	100		9.21%

Original Ratings of Securities, OTTI:
Original A
Best	BB	63	57	0.00%	1.69%	30.36%		100		5.32%
Weighted Average		44	36	6.06%	14.02%	-6.68%		86		10.50%
Worst	C	20	12	18.60%	20.56%	-42.11%		66		12.93%

Original BBB
Best	CC	63	56	1.49%	9.52%	-4.38%		92		8.10%
Weighted Average		45	36	4.96%	15.66%	-9.62%		78		11.14%
Worst	C	38	28	6.00%	20.56%	-14.42%		64		12.24%

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
[2]	Collateral is indentified as defaulted when a regulator closes an issuing bank.
[3]	Collateral is indentified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Excluding the addition of the FDIC-supported assets from the Alliance Bank and Great Basin Bank transactions, the loan portfolio contraction during the first six months was concentrated primarily in commercial lending principally at Amegy and Zions Bank and secondarily in commercial construction and land development loans principally at CB&T, NBA, Amegy and NSB. We did have loan growth in the commercial real estate term category principally at Zions Bank, CB&T, and Amegy.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

	June 30, 2009		December 31, 2008
	Low	High	Low	High
Duration of equity:
Range (in years)
Base case	-4.6	-2.5	-2.5	0.9
Increase interest rates by 200 bp	-3.8	-2.0	-2.4	0.7

Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	1.3%	4.0%	-1.1%	1.5%
Decrease interest rates by 200 bp1	-3.8%	-3.2%	-2.4%	-1.8%

[1]	In the event that a 200 basis point rate change cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents the Parent’s balance sheets at June 30, 2009 and December 31, 2008:

Parent Only Condensed Balance Sheets

(In thousands)	June 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$78	$2,135
Interest-bearing deposits	674,829	980,528
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $3,735 and $191,952)	3,847	197,841
Available-for-sale, at fair value	322,734	59,153
Trading account, at fair value	49	956
Loans, net of unearned fees of $328 and $379 and allowance for loan losses of $703 and $643)	23,963	22,901
Other noninterest-bearing investments	78,372	76,219
Investments in subsidiaries:
Commercial banks and bank holding company	5,814,675	6,266,229
Other operating companies	78,203	69,291
Nonoperating – Zions Municipal Funding, Inc.[1]	141,302	464,570
Receivables from subsidiaries:
Commercial banks	511,000	760,500
Other	3,700	14,800
Other assets	19,520	411,584

	$7,672,272	$9,326,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$189,232	$252,519
Commercial paper:
Due to affiliates	29,989	55,996
Due to others	1,019	15,451
Other short-term borrowings	31,636	235,550
Subordinated debt to affiliated trusts	309,278	309,300
Long-term debt	1,380,444	1,956,195

Total liabilities	1,941,598	2,825,011

Shareholders’ equity:
Preferred stock	1,491,730	1,581,834
Common stock	2,935,724	2,599,916
Retained earnings	1,685,522	2,433,363
Accumulated other comprehensive income (loss)	(368,164)	(98,958)
Deferred compensation	(14,138)	(14,459)

Total shareholders’ equity	5,730,674	6,501,696

	$7,672,272	$9,326,707

[1]	Zions Municipal Funding, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

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

On July 22, 2009, Dominion downgraded the ratings of Zions and its related entities, including its Issuer and Senior debt rating to BBB (low) from BBB. It also downgraded Zions' banking subsidiaries' Deposits and Senior debt ratings to BBB from BBB (high). With the exception of its AAA rated FDIC-guaranteed debt, which remains on Stable trend, all ratings were placed on Negative trend.

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

Additionally, the Company purchased 4,020,435 depositary shares (each share representing a 1/40th ownership interest in a share of preferred stock) at a price of $11.50 per depositary share, or an aggregate amount of $46.4 million including accrued dividends. At a $25 per depositary share liquidation preference, the purchase reduced the $240 million carrying value of the Series A preferred stock by approximately $100.5 million. Net of related costs, the redemption resulted in a $52.4 million increase to retained earnings. Finally, the Company recognized $201.2 million after-tax directly in equity for the intrinsic value of the beneficial conversion feature related to the subordinated debt modification discussed below.

Also, as disclosed previously, the Company modified $1.2 billion of subordinated notes to permit conversion on a par for par basis into either the Company’s Series A or Series C preferred stock. Net of issuance costs and debt discount on the previous debt, the pretax gain recognized in earnings from this subordinated debt modification was approximately $493.7 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

Total controlling interest shareholders’ equity on June 30, 2009 was $5,731 million compared to $6,502 million at December 31, 2008, and $5,274 million at June 30, 2008. The Company’s capital ratios were as follows:

	June 30, 2009	December 31, 2008	June 30, 2008	Percentage required to be well capitalized

Tangible common equity ratio	6.00%	5.89%	5.51%	na
Tangible equity ratio	8.94%	8.91%	6.01%	na
Average equity to average assets (three months ended)	10.41%	11.18%	10.01%	na

Risk-based capital ratios:
Tier 1 leverage	10.22%	9.99%	7.20%	na [1]
Tier 1 risk-based capital	10.00%	10.22%	7.45%	6.00%
Total risk-based capital	12.72%	14.32%	11.58%	10.00%

[1]	There is no Tier 1 leverage component in the definition of a well capitalized holding company.

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

At June 30, 2009, regulatory Tier 1 risk-based capital and total risk-based capital were $5,408 million and $6,879 million compared to $5,269 million and $7,386 million at December 31, 2008, and $3,685 million and $5,732 million at June 30, 2008, respectively. The significant decline in the Company’s regulatory Tier 1 risk-based capital and total risk-based capital ratios at June 30, 2009 from December 31, 2008 is primarily due to the previously discussed investment securities ratings downgrades which increased total risk weighted assets resulting in a decrease in the ratios.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

(Amounts in millions)	June 30, 2009	December 31, 2008	June 30, 2008

Total shareholders’ equity	$5,754.7	$6,529.0	$5,299.1
Subtract:
Goodwill	1,017.4	1,651.4	2,009.5
Core deposit and other intangibles	121.7	125.9	132.5

Tangible shareholders’ equity	4,615.6	4,751.7	3,157.1

Subtract:
Preferred stock	1,491.7	1,581.8	240.0
Noncontrolling interests	24.0	27.3	25.5

Tangible common controlling interest shareholders’ equity	$3,099.9	$3,142.6	$2,891.6

Total assets	$52,768.0	$55,092.8	$54,630.9
Subtract:
Goodwill	1,017.4	1,651.4	2,009.5
Core deposit and other intangibles	121.7	125.9	132.5

Tangible assets	$51,628.9	$53,315.5	$52,488.9

Tangible common equity ratio	6.00%	5.89%	5.51%

Tangible equity ratio	8.94%	8.91%	6.01%

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market risks are among the most significant risks regularly undertaken by the Company, and they are closely monitored as previously discussed. A discussion regarding the Company’s management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

In connection with the presentation of the Form 10-Q, management, under the supervision and with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2009. In this original evaluation, the principal executive officer and principal financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2009.

In connection with the revision to the financial statements as described in the Explanatory Note and Items 1 and 2 of this Amendment No. 1, management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2009. In connection therewith, management identified a material weakness in internal control over financial reporting. Management determined that the Company did not maintain effective controls over the process utilized to interpret the applicable accounting literature for computing and allocating the amount attributable to the beneficial conversion feature related to the subordinated debt modification. Management believes this control deficiency resulted in a misstatement of the net loss applicable to common shareholders and shareholders’ equity. As a result of this material weakness, management concluded that the Company’s disclosure controls were not effective as of June 30, 2009.

In light of the material weakness described above, management revised its consolidated financial statements in this Form 10-Q/A as discussed previously to ensure that the computation and allocation of the beneficial conversion feature related to the debt modification was in conformity with the applicable accounting guidance. Management also believes that the consolidated financial statements included in this Form 10-Q/A were prepared in accordance with generally accepted accounting principles (GAAP) in all material respects.

While management had identified the appropriate accounting guidance and recognized that the terms of the debt modification included a beneficial conversion feature, management misinterpreted how to compute and allocate the amount attributable to this feature. Management does not routinely execute debt modifications with terms similar to this transaction and management believes that as a result of the process to reassess the accounting treatment, this material weakness has been remediated. Management will continue to assess the actions necessary to maintain effective controls over the process utilized to evaluate the accounting for complex transactions such as debt modifications.

Changes in Internal Control Over Financial Reporting

Other than as set forth in this Amendment No. 1, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material effect on its consolidated financial position, operations, or liquidity.

ITEM 1A.	RISK FACTORS

The Company believes there have been no significant changes in risk factors compared to the factors identified in Zions Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2008; however, this filing contains updated disclosures related to significant risk factors discussed in “Consolidation of Off-Balance Sheet Arrangement,” “Credit Risk Management,” “Market Risk – Fixed Income,” and “Liquidity Risk Management.” Further, restrictions on executive compensation in the Emergency Economic Stabilization Act and the American Recovery and Reinvestment Act (for which the Treasury published implementing regulations during the second quarter of 2009) may adversely impact the Company’s ability to recruit and retain senior executive talent.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

For	Against	Abstain
81,164,240	5,101,066	0

4)	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 (Proposal 4):

For	Against	Abstain
85,040,864	1,149,561	74,881

5)	To approve, on a nonbinding advisory basis, of the compensation paid to the Company’s executive officers named in the proxy statement with respect to the fiscal year ending December 31, 2008 (Proposal 5):

For	Against	Abstain
70,590,550	15,067,307	607,449

6)	Shareholders proposal – That the Board Adopt “Say on Pay” Policy. (Proposal 6):

For	Against	Abstain
24,099,387	32,456,225	29,709,694

ITEM 6.	EXHIBITS

a) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-Q for the quarter ended March 31, 2009.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated June 30, 2009, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 2, 2009.	*

3.10	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.10 of Form 10-Q for the quarter ended June 30, 2009.	*

3.11	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.11 of Form 10-Q for the quarter ended June 30, 2009.	*

3.12	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

10.1	Amended and Restated Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2009.	*

10.2	Standard Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2009.	*

10.3	Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2009.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

10.4	Standard Directors Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2009.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

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

Date: February 11, 2010