Form 10-Q/A
period 2009-09-30
ZIONS BANCORPORATION /UT/
filed 2010-02-11
CIK 109380

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

EXPLANATORY NOTE

Zions Bancorporation (“the Company,” “Zions,” “we,” “our”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 that was originally filed with the Securities and Exchange Commission on November 9, 2009. As disclosed in our Form 8-K filing dated January 25, 2010, we are filing this Amendment No. 1 to reflect the change in our accounting treatment during the second quarter of 2009 for the subordinated debt modification described in Note 7 in the Notes to Consolidated Financial Statements. We have reevaluated our accounting for this transaction and have considered the effects of the adjustments from the second quarter of 2009 on the third quarter of 2009. Based on our review, we have revised as appropriate the consolidated financial statements and notes to consolidated financial statements as of and for the three and nine months ended September 30, 2009. We have also revised the related Management’s Discussion and Analysis of Financial Condition and Results of Operations. These revisions are included in this Amendment No. 1.

The revised calculations relate to increases to the gain on subordinated debt modification recognized during the second quarter of 2009 in the statements of income, and to the intrinsic value of the beneficial conversion feature of the modified subordinated debt recorded directly in common stock within shareholders’ equity. The Company has “no par” common stock and all additional paid-in capital transactions are recorded in common stock. The effect of the 2009 second quarter revised calculations was to increase the net loss applicable to common shareholders by $2.4 million from $179.5 million to $181.9 million for the three months ended September 30, 2009. This was primarily due to increased accretion of the debt discount during the three months ended September 30, 2009. In addition, at September 30, 2009, the effect of the revised calculations was to increase the intrinsic value of the beneficial conversion feature by $151.1 million and total shareholders’ equity by $170.4 million from the amounts previously reported. Further discussion of these revisions is included in this Amendment No. 1 in Note 1, Basis of Presentation, and Note 7, Debt and Shareholders’ Equity.

This Amendment No. 1 on Form 10-Q/A amends:

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

This Amendment No. 1 includes the original filing in its entirety and we are only amending those portions affected by the revisions described above. The only exhibits included with this Amendment No. 1 are Exhibits 31.1, 31.2, and 32, related to the certifications by the principal executive officer and the principal financial officer, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2009	December 31, 2008	September 30, 2008
	(Unaudited) Revised		(Unaudited)
ASSETS
Cash and due from banks	$992,940	$1,475,976	$1,441,957
Money market investments:
Interest-bearing deposits and commercial paper	2,234,337	2,332,759	568,875
Federal funds sold	44,056	83,451	274,129
Security resell agreements	52,539	286,707	170,009
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $835,814, $1,443,555 and $1,587,006)	877,105	1,790,989	1,917,354
Available-for-sale, at fair value	3,547,092	2,676,255	2,792,236
Trading account, at fair value (includes $0, $538 and $531 transferred as collateral under repurchase agreements)	76,709	42,064	45,769

	4,500,906	4,509,308	4,755,359
Loans held for sale	206,387	200,318	152,095
Loans:
Loans and leases excluding FDIC-supported assets	39,782,240	41,791,237	41,876,371
FDIC-supported assets	2,025,425	–	–

	41,807,665	41,791,237	41,876,371
Less:
Unearned income and fees, net of related costs	134,629	132,499	140,773
Allowance for loan losses	1,432,715	686,999	609,433

Loans and leases, net of allowance	40,240,321	40,971,739	41,126,165

Other noninterest-bearing investments	1,061,464	1,044,092	1,170,367
Premises and equipment, net	698,225	687,096	675,480
Goodwill	1,017,385	1,651,377	2,009,504
Core deposit and other intangibles	123,551	125,935	133,989
Other real estate owned	359,187	191,792	156,817
Other assets	1,766,852	1,532,241	1,339,422

	$53,298,150	$55,092,791	$53,974,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$11,453,247	$9,683,385	$9,413,484
Interest-bearing:
Savings and NOW	5,392,096	4,452,919	4,341,873
Money market	17,413,735	16,826,846	14,087,288
Time under $100,000	2,784,593	2,974,566	2,954,116
Time $100,000 and over	3,949,684	4,756,218	4,468,225
Foreign	2,014,626	2,622,562	3,325,915

	43,007,981	41,316,496	38,590,901

Securities sold, not yet purchased	39,360	35,657	29,528
Federal funds purchased	1,008,181	965,835	1,179,197
Security repurchase agreements	509,014	899,751	734,379
Other liabilities	651,139	669,111	649,672
Commercial paper	2,449	15,451	40,493
Federal Home Loan Bank advances and other borrowings:
One year or less	42,962	2,039,853	4,690,784
Over one year	18,803	128,253	128,855
Long-term debt	2,324,020	2,493,368	2,334,044

Total liabilities	47,603,909	48,563,775	48,377,853

Shareholders’ equity:
Preferred stock, without par value, authorized 3,000,000 shares	1,529,462	1,581,834	286,949
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 136,398,089, 115,344,813, and 115,302,598 shares	3,125,344	2,599,916	2,482,517
Retained earnings	1,502,232	2,433,363	2,968,242
Accumulated other comprehensive income (loss)	(469,112)	(98,958)	(157,305)
Deferred compensation	(15,218)	(14,459)	(14,376)

Controlling interest shareholders’ equity	5,672,708	6,501,696	5,566,027
Noncontrolling interests	21,533	27,320	30,288

Total shareholders’ equity	5,694,241	6,529,016	5,596,315

	$53,298,150	$55,092,791	$53,974,168

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
	Revised		Revised

Interest income:
Interest and fees on loans	$586,246	$663,677	$1,749,688	$1,995,227
Interest on loans held for sale	2,434	1,916	8,272	7,632
Lease financing	5,125	5,515	14,453	17,100
Interest on money market investments	1,195	9,267	6,114	40,608
Interest on securities:
Held-to-maturity – taxable	4,864	21,780	33,139	39,965
Held-to-maturity – nontaxable	5,806	6,319	17,867	18,972
Available-for-sale – taxable	23,460	25,044	72,145	122,459
Available-for-sale – nontaxable	1,830	1,697	5,286	5,459
Trading account	842	437	2,236	1,277

Total interest income	631,802	735,652	1,909,200	2,248,699

Interest expense:
Interest on savings and money market deposits	54,554	90,720	194,056	274,851
Interest on time and foreign deposits	42,780	74,837	158,036	264,519
Interest on short-term borrowings	2,325	50,164	12,006	158,507
Interest on long-term borrowings	59,963	27,928	104,459	87,618

Total interest expense	159,622	243,649	468,557	785,495

Net interest income	472,180	492,003	1,440,643	1,463,204
Provision for loan losses	565,930	156,606	1,626,208	363,080

Net interest income after provision for loan losses	(93,750)	335,397	(185,565)	1,100,124

Noninterest income:
Service charges and fees on deposit accounts	54,466	53,695	159,087	154,347
Other service charges, commissions and fees	39,227	42,794	117,745	127,137
Trust and wealth management income	8,209	8,865	24,124	28,842
Capital markets and foreign exchange	12,106	12,257	41,621	34,850
Dividends and other investment income	2,597	7,042	13,689	30,361
Loan sales and servicing income	2,359	3,633	15,250	19,959
Income from securities conduit	–	336	1,086	3,960
Fair value and nonhedge derivative income (loss)	58,092	(26,155)	82,412	(42,157)
Equity securities gains (losses), net	(1,805)	12,971	339	14,918
Fixed income securities gains, net	1,900	135	3,539	1,988
Impairment losses on investment securities:
Impairment losses on investment securities	(198,378)	(28,022)	(435,509)	(107,568)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	141,863		254,352	–

Net impairment losses on investment securities	(56,515)	(28,022)	(181,157)	(107,568)
Valuation losses on securities purchased	–	–	(212,092)	(5,204)
Gain on subordinated debt modification	–		493,725
Acquisition related gains	146,153		169,130
Other	3,951	2,059	9,716	11,549

Total noninterest income	270,740	89,610	738,214	272,982

Noninterest expense:
Salaries and employee benefits	205,433	208,995	612,014	619,640
Occupancy, net	28,556	30,552	83,534	84,715
Furniture and equipment	25,320	24,281	75,189	73,629
Other real estate expense	30,419	7,126	72,510	10,254
Legal and professional services	9,076	11,297	27,116	30,743
Postage and supplies	7,680	9,257	24,126	27,582
Advertising	4,418	6,782	17,244	20,653
FDIC premiums	19,820	5,286	76,320	14,113
Amortization of core deposit and other intangibles	7,575	8,096	21,539	25,107
Provision for unfunded lending commitments	36,537	(3,264)	46,291	2,044
Other	59,873	63,868	174,498	168,316

Total noninterest expense	434,707	372,276	1,230,381	1,076,796

Impairment loss on goodwill	–	–	633,992	–

Income (loss) before income taxes	(257,717)	52,731	(1,311,724)	296,310
Income taxes (benefit)	(100,046)	11,214	(275,534)	83,147

Net income (loss)	(157,671)	41,517	(1,036,190)	213,163
Net income (loss) applicable to noncontrolling interests	(2,394)	3,757	(4,143)	(3,544)

Net income (loss) applicable to controlling interest	(155,277)	37,760	(1,032,047)	216,707
Preferred stock dividends	(26,603)	(4,409)	(78,336)	(9,316)
Preferred stock redemption	–		52,418

Net earnings (loss) applicable to common shareholders	$(181,880)	$33,351	$(1,057,965)	$207,391

Weighted average common shares outstanding during the period:
Basic shares	127,581	108,407	119,248	107,176
Diluted shares	127,581	108,497	119,248	107,333
Net earnings (loss) per common share:
Basic	$(1.43)	$0.31	$(8.87)	$1.94
Diluted	(1.43)	0.31	(8.87)	1.93

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

					Accumulated other			Total
	Preferred	Common stock		Retained	comprehensive	Deferred	Noncontrolling	shareholders’
(In thousands, except per share amounts)	stock	Shares	Amount	earnings	income (loss)	compensation	interests	equity
	Revised		Revised	Revised				Revised

Balance, December 31, 2008	$1,581,834	115,344,813	$2,599,916	$2,433,363	$(98,958)	$(14,459)	$27,320	$6,529,016
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and 124-2				137,462	(137,462)			–
Comprehensive loss:
Net loss for the period				(1,032,047)			(4,143)	(1,036,190)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(82,003)
Reclassification for net realized losses on investments recorded in operations					96,545
Noncredit-related impairment losses on securities not expected to be sold					(152,531)
Accretion of securities with noncredit-related impairment losses not expected to be sold					963
Net unrealized losses on derivative instruments					(95,666)

Other comprehensive loss					(232,692)			(232,692)

Total comprehensive loss								(1,268,882)
Preferred stock redemption	(100,511)		1,763	52,266				(46,482)
Subordinated debt converted to preferred stock	32,497		(4,740)					27,757
Dividends on preferred stock	15,642			(78,336)				(62,694)
Issuance of common stock		20,503,925	311,259					311,259
Subordinated debt modification			201,154					201,154
Net stock issued under employee plans and related tax benefits		549,351	15,992					15,992
Dividends on common stock, $.09 per share				(10,476)				(10,476)
Change in deferred compensation						(759)		(759)
Other changes in noncontrolling interests							(1,644)	(1,644)

Balance, September 30, 2009	$1,529,462	136,398,089	$3,125,344	$1,502,232	$(469,112)	$(15,218)	$21,533	$5,694,241

Balance, December 31, 2007	$240,000	107,116,505	$2,212,237	$2,910,692	$(58,835)	$(11,294)	$30,939	$5,323,739
Cumulative effect of change in accounting principle, adoption of FAS 159				(11,471)	11,471			–
Comprehensive income:
Net income for the period				216,707			(3,544)	213,163
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(207,190)
Foreign currency translation					(52)
Reclassification for net realized losses on investments recorded in operations					63,463
Net unrealized gains on derivative instruments					33,104
Pension and postretirement					734

Other comprehensive loss					(109,941)			(109,941)

Total comprehensive income								103,222
Issuance of preferred stock	46,949		(503)					46,446
Issuance of common stock		7,194,079	244,889					244,889
Stock issued under dividend reinvestment plan		39,857	1,261					1,261
Net stock issued under employee plans and related tax benefits		952,157	24,633					24,633
Dividends on preferred stock				(9,316)				(9,316)
Dividends on common stock, $1.29 per share				(138,370)				(138,370)
Change in deferred compensation						(3,082)		(3,082)
Other changes in noncontrolling interests							2,893	2,893

Balance, September 30, 2008	$286,949	115,302,598	$2,482,517	$2,968,242	$(157,305)	$(14,376)	$30,288	$5,596,315

Total comprehensive income (loss) for the three months ended September 30, 2009 and 2008 was $(258,619) and $42,537, respectively.

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	Revised		Revised

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(157,671)	$41,517	$(1,036,190)	$213,163
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment and valuation losses on investment securities, goodwill, and long-lived assets	56,515	30,261	1,027,241	115,011
Gain on subordinated debt modification	–	–	(493,725)	–
Acquisition related gains	(146,153)	–	(169,130)	–
Debt extinguishment cost	–	–	5,103	–
Provision for credit losses	602,467	153,342	1,672,499	365,124
Depreciation of premises and equipment	18,731	17,918	55,824	52,830
Amortization	69,119	19,729	105,143	48,996
Deferred income tax benefit	(50,470)	(48,293)	(149,653)	(119,187)
Share-based compensation	7,297	8,875	22,641	23,255
Excess tax benefits from share-based compensation	(4)	(128)	(33)	(527)
Equity securities losses (gains), net	1,805	(12,971)	(339)	(14,918)
Fixed income securities gains, net	(1,900)	(135)	(3,539)	(1,988)
Net decrease (increase) in trading securities	1,899	5,901	(34,645)	(15,819)
Principal payments on and proceeds from sales of loans held for sale	462,313	224,344	1,608,039	887,700
Originations of loans held for sale	(412,247)	(221,828)	(1,609,246)	(851,599)
Net write-down of and losses from sales of other real estate owned	26,221	6,300	61,761	9,028
Net gains on sales of loans, leases and other assets	(948)	(1,713)	(11,248)	(14,984)
Income from increase in cash surrender value of bank-owned life insurance	(5,928)	(6,393)	(18,083)	(18,994)
Change in accrued income taxes	(119,817)	8,861	(187,216)	(68,764)
Change in accrued interest receivable	11,074	14,171	48,261	36,390
Change in other assets	(30,987)	164,171	(97,921)	82,898
Change in other liabilities	14,037	90,954	(53,540)	58,321
Change in accrued interest payable	1,662	1,308	(25,030)	(10,016)
Other, net	13,376	(892)	9,105	7,959

Net cash provided by operating activities	360,391	495,299	726,079	783,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	(877,777)	250,244	375,680	487,195
Proceeds from maturities and paydowns of investment securities held-to-maturity	75,494	28,379	130,397	82,271
Purchases of investment securities held-to-maturity	(14,041)	(43,162)	(45,830)	(83,345)
Proceeds from sales of investment securities available-for-sale	127,737	82,422	666,127	586,878
Proceeds from maturities and paydowns of investment securities available-for-sale	162,725	382,356	390,442	3,021,041
Purchases of investment securities available-for-sale	(74,882)	(459,523)	(1,530,131)	(2,786,420)
Proceeds from sales of loans and leases	22,995	211,808	72,886	260,947
Securitized loans purchased	–	(8,639)	–	(1,165,943)
Loan and lease originations, net of collections	479,745	(358,017)	991,706	(2,288,981)
Net decrease (increase) in other noninterest-bearing investments	(895)	(6,624)	12,214	(120,492)
Proceeds from sales of premises and equipment and other assets	1,527	106	6,263	8,534
Purchases of premises and equipment	(14,489)	(37,999)	(72,172)	(81,806)
Proceeds from sales of other real estate owned	70,007	14,875	167,619	33,866
Net cash received from acquisitions	305,464	688,940	452,415	688,940

Net cash provided by (used in) investing activities	263,610	745,166	1,617,616	(1,357,315)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	Revised		Revised

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(1,065,061)	$250,943	$(989,336)	$936,107
Net change in short-term funds borrowed	(360,996)	(1,904,974)	(2,482,307)	(794,175)
Repayments of FHLB advances over 90 days and up to one year	–	–	(110,311)	–
Proceeds from FHLB advances and other borrowings over one year	–	–	90	3,500
Repayments of FHLB advances and other borrowings over one year	(79)	(619)	(109,540)	(2,257)
Proceeds from issuance of long-term debt	405,724	–	696,952	28,495
Debt issuance and extinguishment costs	(4,383)	(64)	(22,466)	(675)
Repayments of long-term debt	(69)	(137,000)	(207)	(155,025)
Proceeds from issuance of preferred stock	–	46,446	–	46,446
Cash paid for preferred stock redemption	(152)	–	(46,482)	–
Proceeds from issuance of common stock	187,518	244,914	311,259	246,355
Payments to redeem common stock	(146)	(55)	(1,246)	(2,635)
Excess tax benefits from share-based compensation	4	128	33	527
Dividends paid on preferred stock	(21,368)	(4,409)	(62,694)	(9,316)
Dividends paid on common stock	(1,258)	(45,542)	(10,476)	(137,109)

Net cash provided by (used in) financing activities	(860,266)	(1,550,232)	(2,826,731)	160,238

Net decrease in cash and due from banks	(236,265)	(309,767)	(483,036)	(413,198)
Cash and due from banks at beginning of period	1,229,205	1,751,724	1,475,976	1,855,155

Cash and due from banks at end of period	$992,940	$1,441,957	$992,940	$1,441,957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$139,077	$239,041	$462,846	$793,697
Net payment made (cash refund received) for income taxes	90	42,150	(29,924)	259,402
Noncash items:
Amortized cost of investment securities held-to-maturity transferred to investment securities available-for-sale	–	–	1,058,159	–
Fair value of investment securities available-for-sale transferred to investment securities held-to-maturity	–	–	–	1,226,832
Loans transferred to other real estate owned	158,603	57,951	391,929	192,425
Beneficial conversion feature of modified subordinated debt recorded in common stock	–	–	201,154	–
Subordinated debt converted to preferred stock	27,757	–	27,757	–
Acquisitions:
Assets acquired	1,611,693	66,192	2,981,279	66,192
Liabilities assumed	1,553,040	737,116	2,929,448	737,116

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

Revision of Financial Statements

The accompanying financial statements and related notes have been revised as a result of the reevaluation of our accounting for the subordinated debt modification described in Note 7. Our reevaluation resulted in revised calculations during the second quarter of 2009 of the gain on subordinated debt modification in the statements of income, and the intrinsic value of the beneficial conversion feature of the modified subordinated debt recorded directly in common stock within shareholders’ equity. The Company has “no par” common stock and all additional paid-in capital transactions are recorded in common stock. The effect of the 2009 second quarter revised calculations was to increase the net loss applicable to common shareholders by $2.4 million from $179.5 million to $181.9 million for the three months ended September 30, 2009. This was primarily due to increased accretion of the debt discount during the three months ended September 30, 2009. For the nine months ended September 30, 2009, the combined effect from the revised calculations of the 2009 second quarter increased gain on subordinated debt modification and the 2009 third quarter increased accretion of the debt discount was to reduce the net loss applicable to common shareholders by $14.5 million from $1,072.5 million to $1,058.0 million. In addition, at September 30, 2009, the effect of the revised calculations was to increase common stock by $151.1 million from $2,974.2 million to $3,125.3 million, and total shareholders’ equity by $170.4 million from $5,523.9 million to $5,694.3 million. The revisions applied to the affected individual line items in the financial statements are summarized as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009
(In thousands, except per share amounts)	As previously reported	As revised

ASSETS
Other assets	$1,872,374	$1,766,852
Total assets	53,403,672	53,298,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	2,599,895	2,324,020
Total liabilities	47,879,784	47,603,909

Shareholders’ equity:
Preferred stock, without par value	1,524,722	1,529,462
Common stock, without par value	2,974,256	3,125,344
Retained earnings	1,487,707	1,502,232
Controlling interest shareholders’ equity	5,502,355	5,672,708
Total shareholders’ equity	5,523,888	5,694,241
Total liabilities and shareholders’ equity	53,403,672	53,298,150

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
(In thousands, except per share amounts)	As previously reported	As revised	As previously reported	As revised

Interest expense:
Interest on long-term borrowings	$56,093	$59,963	$100,589	$104,459
Total interest expense	155,752	159,622	464,687	468,557
Net interest income	476,050	472,180	1,444,513	1,440,643
Net interest income after provision for loan losses	(89,880)	(93,750)	(181,695)	(185,565)
Noninterest income:
Gain on subordinated debt modification	–	–	466,333	493,725
Total noninterest income	270,740	270,740	710,822	738,214

Income (loss) before income taxes	(253,847)	(257,717)	(1,335,246)	(1,311,724)
Income taxes (benefit)	(98,565)	(100,046)	(284,531)	(257,534)
Net income (loss)	(155,282)	(157,671)	(1,050,715)	(1,036,190)
Net income (loss) applicable to controlling interest	(152,888)	(155,277)	(1,046,572)	(1,032,047)
Net earnings (loss) applicable to common shareholders	(179,491)	(181,880)	(1,072,490)	(1,057,965)

Net earnings (loss) per common share:
Basic	$(1.41)	$(1.43)	$(8.99)	$(8.87)
Diluted	(1.41)	(1.43)	(8.99)	(8.87)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
(In thousands, except per share amounts)	As previously reported	As revised	As previously reported	As revised

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for the period	$(155,282)	$(157,671)	$(1,050,715)	$(1,036,190)
Gain on subordinated debt modification	–	–	(466,333)	(493,725)
Amortization	65,249	69,119	101,273	105,143
Deferred income tax benefit	(48,989)	(50,470)	(158,650)	(149,653)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Beneficial conversion feature of modified subordinated debt recorded in common stock	$–	$–	$45,326	$201,154

ZIONS BANCORPORATION AND SUBSIDIARIES

A further description of the accounting for the subordinated debt modification is included in Note 7.

2.	CERTAIN RECENT ACCOUNTING PRONOUNCEMENTS

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information with respect to notional amounts and recorded gross fair values as of September 30, 2009 and the related gain (loss) of derivative instruments for the three and nine months ended September 30, 2009 is summarized as follows (in thousands):

				Amount of derivative gain (loss) recognized/reclassified
						Reclassified from AOCI					Offset to
				OCI		to interest income		Other income			interest expense
		Fair value		Three	Nine	Three	Nine	Three	Nine		Three	Nine
	Notional	Other	Other	months	months	months	months	months	months		months	months
	amount	assets	liabilities	ended	ended	ended	ended	ended	ended		ended	ended

Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges[1]:
Interest rate swaps	$1,190,000	$87,800	$–	$15,165	$7,885	$26,316	$87,061
Interest rate floors	190,000	5,373	–	(330)	2,510	1,773	4,272
Terminated swaps and floors								$61,103	$74,259

	1,380,000	93,173	–	14,835	10,395	28,089	91,333	61,103	74,259	[3]
Liability derivatives
Fair value hedges:
Long-term debt											$1,565	$24,629
Terminated swap gain on debt modification								–	161,300

Total derivatives designated as hedging instruments	1,380,000	93,173	–	14,835	10,395	28,089	91,333	61,103	235,559		1,565	24,629

Derivatives not designated as hedging instruments
Interest rate swaps	210,354	4,576	4,652					(1,477)	(1,014)
Interest rate swaps for customers[2]	3,675,581	82,113	83,274					(1,976)	6,459
Energy commodity swaps for customers[2]	274,280	15,064	14,771					(626)	604
Basis swaps	705,000	147	151					1,619	7,716

Total derivatives not designated as hedging instruments	4,865,215	101,900	102,848					(2,460)	13,765

Total derivatives	$6,245,215	$195,073	$102,848	$14,835	$10,395	$28,089	$91,333	$58,643	$249,324		$1,565	$24,629

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
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

During the second and third quarters of 2009, as disclosed in certain SEC filings, we initiated capital actions that affected certain long-term debt and increased net income and common shareholders’ equity during the nine months ended September 30, 2009 as follows (in millions):

	Increase to
	Statement of income		Common shareholders’ equity
	Pretax	After-tax

1. Gain on subordinated debt modification	$493.7	$304.9	$304.9
2. Beneficial conversion feature recorded in common stock			201.2
3. Preferred stock redemption		52.4	54.0
4. Common equity ongoing issuances			311.3

		$357.3	$871.4

1.	Gain on subordinated debt modification – We exchanged approximately $0.2 billion of subordinated notes for new notes with the same terms. The remaining $1.2 billion of subordinated notes were modified to permit conversion on a par-for-par basis into either the Company’s Series A or Series C preferred stock. The carrying value of the modified subordinated debt included the fair value adjustments of the swaps that were terminated. Net of issuance costs and debt discount on the previous debt, the pretax gain recognized in the statement of income from this subordinated debt modification was $493.7 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

2.	Beneficial conversion feature – We recorded $201.2 million after-tax directly in common stock for the intrinsic value of the beneficial conversion feature of the modified subordinated debt. The Company has “no par” common stock and all additional paid-in capital transactions are recorded in common stock.

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

The intrinsic value of the beneficial conversion feature was calculated as the difference between the fair value of the preferred stock into which the debt is convertible (multiplied by the number of related shares) and the fair value of the modified convertible debt on the commitment date. The commitment date is defined as the date when both parties are bound to the terms of the transaction, which was the expiration of the exchange offer and corresponded with the transaction date. The calculation resulted in an intrinsic value of $201.2 million after-tax. At the time of each conversion of the modified convertible debt to preferred stock, a proportional amount of the intrinsic value of the beneficial conversion feature is transferred from common stock to preferred stock. During the third quarter of 2009, $4.7 million was transferred due to the $27.8 million conversion discussed subsequently.

In connection with the debt modification, we recorded a debt discount of approximately $665.5 million, which is amortized to income using the interest method over the remaining terms of the subordinated debt. The rate of amortization is accelerated if and as holders of the subordinated debt elect to convert it into preferred stock through the immediate expensing of any unamortized discount associated with the converted debt. During the third quarter of 2009, the $27.8 million conversion discussed subsequently accelerated this amortization by approximately $15.8 million.

During the third quarter of 2009, we recognized in preferred stock the conversion of $27.8 million of modified subordinated debt when holders received 1,110,280 depositary shares (each share representing a 1/40th ownership interest in a share of preferred stock), or 27,757 shares of the Company’s Series C preferred stock.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total

Nine Months Ended September 30, 2009:

Balance, December 31, 2008	$(248,871)	$196,656	$(46,743)	$(98,958)
Cumulative effect of change in accounting principle, adoption of new OTTI guidance in FASB ASC 320	(137,462)			(137,462)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $50,543	(82,003)			(82,003)
Reclassification for net realized losses recorded in operations, net of income tax benefit of $61,639	96,545			96,545
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $101,821	(152,531)			(152,531)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $653	963			963
Net unrealized losses, net of reclassification to operations of $165,592 and income tax benefit of $59,531		(95,666)		(95,666)

Other comprehensive loss	(137,026)	(95,666)	–	(232,692)

Balance, September 30, 2009	$(523,359)	$100,990	$(46,743)	$(469,112)

Nine Months Ended September 30, 2008:
Balance, December 31, 2007	$(108,766)	$65,213	$(15,282)	$(58,835)
Cumulative effect of change in accounting principle, adoption of FASB ASC 825, fair value option	11,471			11,471
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $132,843	(207,190)			(207,190)
Foreign currency translation	(52)			(52)
Reclassification for net realized losses recorded in operations, net of income tax benefit of $40,044	63,463			63,463
Net unrealized gains, net of reclassification to operations of $40,219 and income tax expense of $20,927		33,104		33,104
Pension and postretirement, net of income tax expense of $477			734	734

Other comprehensive income (loss)	(143,779)	33,104	734	(109,941)

Balance, September 30, 2008	$(241,074)	$98,317	$(14,548)	$(157,305)

ZIONS BANCORPORATION AND SUBSIDIARIES

8.	FAIR VALUE

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Assets measured at fair value on a nonrecurring basis are summarized as follows (in thousands):

					Gains (losses) from fair value changes
					Three Months Ended		Nine Months Ended
	Fair value at September 30, 2009				September 30,		September 30,
	Level 1	Level 2	Level 3	Total	2009	2008	2009	2008

ASSETS
HTM securities adjusted for OTTI		$–	$4,118	$4,118	$–	$–	$(1,761)	$–
Loans held for sale		18,298	–	18,298	–	(355)	60	(349)
Impaired loans		–	253,935	253,935	(54,872)	(2,759)	(168,014)	(34,887)
Other real estate owned		156,047	–	156,047	(64,058)	–	(107,061)	–

	$–	$174,345	$258,053	$432,398	$(118,930)	$(3,114)	$(276,776)	$(35,236)

	Fair value at December 31, 2008
	Level 1	Level 2	Level 3	Total
ASSETS
Loans held for sale		$21,518	$–	$21,518
Impaired loans		–	254,743	254,743

	$–	$21,518	$254,743	$276,261

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

Following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	September 30, 2009		December 31, 2008
	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial assets:
HTM investment securities	$877,105	$835,814	$1,790,989	$1,443,555
Loans and leases (including loans held for sale), net of allowance	40,446,708	39,079,236	41,172,057	40,646,816

Financial liabilities:
Time deposits	6,734,277	6,820,665	7,730,784	7,923,883
Foreign deposits	2,014,626	2,015,542	2,622,562	2,625,869
FHLB advances and other borrowings	61,765	64,055	2,168,106	2,179,652
Long-term debt	2,324,020	2,635,120	2,257,633	1,838,555

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended September 30, 2009 and 2008:

	Zions Bank		CB&T		Amegy		NBA		NSB
(In millions)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$184.1	$170.3	$119.0	$106.1	$99.4	$92.7	$44.5	$54.1	$34.2	$39.6
Provision for loan losses	87.8	40.0	104.6	15.0	44.1	12.5	41.0	55.0	240.8	29.5

Net interest income after provision for loan losses	96.3	130.3	14.4	91.1	55.3	80.2	3.5	(0.9)	(206.6)	10.1
Impairment losses investment securities:
Impairment losses investment securities	(62.2)	(3.3)	(91.1)	(12.0)	–	–	–	–	–	(2.0)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	38.0	–	78.5	–	–	–	–	–	–	–

Net impairment losses on investment securities	(24.2)	(3.3)	(12.6)	(12.0)	–	–	–	–	–	(2.0)
Valuation losses on securities purchased	–	–	–	–	–	–	–	–	–	–
Gain on subordinated debt modification	–	–	–	–	–	–	–	–	–	–
Acquisition related gains	–	–	146.4	–	–	–	–	–	(0.3)	–
Other noninterest income	9.2	33.7	(94.1)	22.0	27.0	39.8	9.9	10.7	17.5	11.4
Noninterest expense	121.2	118.5	81.3	58.0	100.0	80.7	40.0	37.5	54.7	34.3
Impairment loss on goodwill	–	–	–	–	–	–	–	–	–	–

Income (loss) before income taxes	(39.9)	42.2	(27.2)	43.1	(17.7)	39.3	(26.6)	(27.7)	(244.1)	(14.8)
Income tax expense (benefit)	(19.8)	12.8	(12.7)	16.8	(7.6)	12.9	(10.5)	(11.1)	(85.5)	(5.2)

Net income (loss)	(20.1)	29.4	(14.5)	26.3	(10.1)	26.4	(16.1)	(16.6)	(158.6)	(9.6)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	0.1	–	–	–	–

Net income (loss) applicable to controlling interest	(20.1)	29.4	(14.5)	26.3	(10.1)	26.3	(16.1)	(16.6)	(158.6)	(9.6)
Preferred stock dividends	–	–	–	–	–	–	–	–	–	–
Preferred stock redemption	–	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$(20.1)	$29.4	$(14.5)	$26.3	$(10.1)	$26.3	$(16.1)	$(16.6)	$(158.6)	$(9.6)

AVERAGE BALANCE SHEET DATA
Total assets	$20,268	$19,605	$11,398	$10,386	$11,465	$12,146	$4,759	$5,114	$4,319	$3,844
Total securities	2,280	1,653	516	830	701	623	218	216	243	250
Net loans and leases	14,340	14,891	9,558	7,941	8,582	8,694	3,825	4,340	3,082	3,200
Allowance for loan losses	367	187	154	121	306	81	224	83	205	54
Goodwill, core deposit and other intangibles	20	21	397	386	690	1,340	18	191	10	24
Noninterest-bearing demand deposits	2,297	2,025	2,904	2,472	3,384	2,303	995	935	1,098	875
Total deposits	15,265	11,700	9,533	8,218	9,051	8,546	3,949	3,769	3,751	3,212
Shareholder’s equity:
Preferred equity	256	–	262	–	119	–	430	–	361	–
Common equity	1,207	1,108	1,213	1,069	1,434	2,008	240	589	175	293
Noncontrolling interests	1	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,464	1,109	1,475	1,069	1,553	2,008	670	589	536	293

	Vectra		TCBW		Other		Consolidated Company
	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$27.4	$25.8	$8.0	$8.3	$(44.4)	$(4.9)	$472.2	$492.0
Provision for loan losses	35.0	4.3	11.2	0.2	1.4	0.1	565.9	156.6

Net interest income after provision for loan losses	(7.6)	21.5	(3.2)	8.1	(45.8)	(5.0)	(93.7)	335.4
Impairment losses investment securities:
Impairment losses investment securities	0.5	–	(4.2)	–	(41.4)	(10.7)	(198.4)	(28.0)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	(0.7)	–	3.9	–	22.2	–	141.9	–

Net impairment losses on investment securities	(0.2)	–	(0.3)	–	(19.2)	(10.7)	(56.5)	(28.0)
Valuation losses on securities purchased	–	–	–	–	–	–	–	–
Gain on subordinated debt modification	–	–	–	–	–	–	–	–
Acquisition related gains	–	–	–	–	–	–	146.1	–
Other noninterest income	8.9	7.6	4.4	0.6	198.3	(8.1)	181.1	117.7
Noninterest expense	24.4	20.7	3.8	3.6	9.3	19.0	434.7	372.3
Impairment loss on goodwill	–	–	–	–	–	–	–	–

Income (loss) before income taxes	(23.3)	8.4	(2.9)	5.1	124.0	(42.8)	(257.7)	52.8
Income tax expense (benefit)	(9.3)	3.0	(1.1)	1.7	46.5	(19.7)	(100.0)	11.2

Net income (loss)	(14.0)	5.4	(1.8)	3.4	77.5	(23.1)	(157.7)	41.6
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(2.4)	3.7	(2.4)	3.8

Net income (loss) applicable to controlling interest	(14.0)	5.4	(1.8)	3.4	79.9	(26.8)	(155.3)	37.8
Preferred stock dividends	(0.1)	–	–	–	(26.5)	(4.4)	(26.6)	(4.4)
Preferred stock redemption	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$(14.1)	$5.4	$(1.8)	$3.4	$53.4	$(31.2)	$(181.9)	$33.4

AVERAGE BALANCE SHEET DATA
Total assets	$2,484	$2,734	$816	$848	$(2,014)	$(397)	$53,495	$54,280
Total securities	265	288	181	229	355	494	4,759	4,583
Net loans and leases	2,033	2,068	597	575	118	116	42,135	41,824
Allowance for loan losses	44	30	15	8	2	(1)	1,317	563
Goodwill, core deposit and other intangibles	–	152	–	–	9	28	1,144	2,142
Noninterest-bearing demand deposits	563	466	196	126	(8)	(11)	11,429	9,190
Total deposits	2,026	1,872	609	555	(835)	(551)	43,349	37,322
Shareholder’s equity:
Preferred equity	13	–	–	–	77	283	1,518	283
Common equity	175	334	73	68	(207)	(345)	4,310	5,123
Noncontrolling interests	–	–	–	–	22	29	23	30
Total shareholder’s equity	188	334	73	68	(108)	(33)	5,851	5,436

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the nine months ended September 30, 2009 and 2008:

	Zions Bank		CB&T		Amegy		NBA		NSB
(In millions)	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$511.5	$499.0	$343.7	$307.1	$286.0	$270.0	$135.0	$169.7	$104.5	$120.5
Provision for loan losses	374.6	114.1	197.0	58.9	257.6	31.2	240.0	97.8	481.1	47.3

Net interest income after provision for loan losses	136.9	384.9	146.7	248.2	28.4	238.8	(105.0)	71.9	(376.6)	73.2
Impairment losses investment securities:
Impairment losses investment securities	(100.3)	(15.6)	(160.7)	(12.0)	–	–	–	–	(9.8)	(2.0)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	67.8	–	131.3	–	–	–	–	–	8.4	–

Net impairment losses on investment securities	(32.5)	(15.6)	(29.4)	(12.0)	–	–	–	–	(1.4)	(2.0)
Valuation losses on securities purchased	(203.0)	(5.2)	–	–	(7.5)	–	–	–	–	–
Gain on subordinated debt modification	–	–	–	–	–	–	–	–	–	–
Acquisition related gains	–	–	152.9	–	–	–	–	–	16.2	–
Other noninterest income	109.2	146.6	(22.9)	63.0	103.4	112.8	37.3	26.7	45.6	33.4
Noninterest expense	378.8	344.6	216.8	178.1	253.8	232.7	126.4	104.9	137.3	92.5
Impairment loss on goodwill	–	–	–	–	633.3	–	–	–	–	–

Income (loss) before income taxes	(368.2)	166.1	30.5	121.1	(762.8)	118.9	(194.1)	(6.3)	(453.5)	12.1
Income tax expense (benefit)	(148.3)	53.5	9.2	47.4	(49.0)	38.9	(76.8)	(2.7)	(158.9)	4.1

Net income (loss)	(219.9)	112.6	21.3	73.7	(713.8)	80.0	(117.3)	(3.6)	(294.6)	8.0
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	0.4	–	–	–	–

Net income (loss) applicable to controlling interest	(219.9)	112.6	21.3	73.7	(713.8)	79.6	(117.3)	(3.6)	(294.6)	8.0
Preferred stock dividends	–	–	(0.9)	–	(1.5)	–	–	–	–	–
Preferred stock redemption

Net earnings (loss) applicable to common shareholders	$(219.9)	$112.6	$20.4	$73.7	$(715.3)	$79.6	$(117.3)	$(3.6)	$(294.6)	$8.0

AVERAGE BALANCE SHEET DATA
Total assets	$20,715	$19,041	$10,886	$10,244	$11,819	$11,940	$4,824	$5,235	$4,240	$3,858
Total securities	1,985	1,732	636	872	673	686	206	230	217	290
Net loans and leases	14,448	13,937	8,865	7,872	8,796	8,320	3,941	4,445	3,172	3,208
Allowance for loan losses	278	163	136	115	202	75	165	77	142	54
Goodwill, core deposit and other intangibles	20	21	395	388	901	1,346	20	193	10	22
Noninterest-bearing demand deposits	2,218	2,084	2,692	2,442	3,138	2,198	944	984	1,015	899
Total deposits	15,944	11,496	8,817	8,078	8,988	8,309	3,943	3,844	3,674	3,248
Shareholder’s equity:
Preferred equity	252	–	193	–	93	–	430	–	314	–
Common equity	1,101	1,076	1,158	1,065	1,635	1,982	303	591	222	289
Noncontrolling interests	1	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,354	1,077	1,351	1,065	1,728	1,982	733	591	536	289

	Vectra		TCBW		Other		Consolidated Company
	2009	2008	2009	2008	2009	2008	2009	2008

CONDENSED INCOME STATEMENT
Net interest income	$77.7	$78.6	$24.4	$24.8	$(42.2)	$(6.5)	$1,440.6	$1,463.2
Provision for loan losses	56.0	12.5	18.4	0.6	1.5	0.7	1,626.2	363.1

Net interest income after provision for loan losses	21.7	66.1	6.0	24.2	(43.7)	(7.2)	(185.6)	1,100.1
Impairment losses investment securities:
Impairment losses investment securities	(22.9)	–	(4.2)	–	(137.6)	(78.0)	(435.5)	(107.6)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	20.7	–	3.9	–	22.3	–	254.4	–

Net impairment losses on investment securities	(2.2)	–	(0.3)	–	(115.3)	(78.0)	(181.1)	(107.6)
Valuation losses on securities purchased	–	–	–	–	(1.6)	–	(212.1)	(5.2)
Gain on subordinated debt modification	–	–	–	–	493.7	–	493.7	–
Acquisition related gains	–	–	–	–	–	–	169.1	–
Other noninterest income	24.1	21.4	8.1	1.9	163.8	(20.0)	468.6	385.8
Noninterest expense	73.4	65.1	12.1	10.8	31.7	48.1	1,230.3	1,076.8
Impairment loss on goodwill	–	–	–	–	0.7	–	634.0	–

Income (loss) before income taxes	(29.8)	22.4	1.7	15.3	464.5	(153.3)	(1,311.7)	296.3
Income tax expense (benefit)	(12.3)	8.0	0.4	5.1	160.2	(71.2)	(275.5)	83.1

Net income (loss)	(17.5)	14.4	1.3	10.2	304.3	(82.1)	(1,036.2)	213.2
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(4.1)	(3.9)	(4.1)	(3.5)

Net income (loss) applicable to controlling interest	(17.5)	14.4	1.3	10.2	308.4	(78.2)	(1,032.1)	216.7
Preferred stock dividends	(0.2)	–	–	–	(75.7)	(9.3)	(78.3)	(9.3)
Preferred stock redemption					52.4	–	52.4	–

Net earnings (loss) applicable to common shareholders	$(17.7)	$14.4	$1.3	$10.2	$285.1	$(87.5)	$(1,058.0)	$207.4

AVERAGE BALANCE SHEET DATA
Total assets	$2,541	$2,740	$820	$895	$(1,531)	$(454)	$54,314	$53,499
Total securities	261	304	189	278	551	537	4,718	4,929
Net loans and leases	2,043	2,036	591	549	123	100	41,979	40,467
Allowance for loan losses	36	28	11	6	1	1	971	519
Goodwill, core deposit and other intangibles	–	152	–	–	8	26	1,354	2,148
Noninterest-bearing demand deposits	494	464	192	124	(11)	(121)	10,682	9,074
Total deposits	2,046	1,779	587	577	(1,182)	(433)	42,817	36,898
Shareholder’s equity:
Preferred equity	11	–	–	–	270	254	1,563	254
Common equity	179	334	75	68	(255)	(298)	4,418	5,107
Noncontrolling interests	–	–	–	–	24	28	25	29
Total shareholder’s equity	190	334	75	68	39	(16)	6,006	5,390

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except per share and ratio data)	2009	2008	% Change	2009	2008	% Change
	Revised		Revised	Revised		Revised

EARNINGS
Taxable-equivalent net interest income	$478,135	$497,822	(3.95)%	$1,458,237	$1,480,946	(1.53)%
Taxable-equivalent revenue	748,875	587,432	27.48%	2,196,451	1,753,928	25.23%
Net interest income	472,180	492,003	(4.03)%	1,440,643	1,463,204	(1.54)%
Noninterest income	270,740	89,610	202.13%	738,214	272,982	170.43%
Provision for loan losses	565,930	156,606	261.37%	1,626,208	363,080	347.89%
Noninterest expense	434,707	372,276	16.77%	1,230,381	1,076,796	14.26%
Impairment loss on goodwill	–	–		633,992	–
Income (loss) before income taxes	(257,717)	52,731	(588.74)%	(1,311,724)	296,310	(542.69)%
Income taxes (benefit)	(100,046)	11,214	(992.15)%	(275,534)	83,147	(431.38)%
Net income (loss)	(157,671)	41,517	(479.77)%	(1,036,190)	213,163	(586.10)%
Net income (loss) applicable to noncontrolling interests	(2,394)	3,757	(163.72)%	(4,143)	(3,544)	(16.90)%
Net income (loss) applicable to controlling interest	(155,277)	37,760	(511.22)%	(1,032,047)	216,707	(576.24)%
Net earnings (loss) applicable to common shareholders	(181,880)	33,351	(645.35)%	(1,057,965)	207,391	(610.13)%

PER COMMON SHARE
Net earnings (loss) (diluted)	(1.43)	0.31	(561.29)%	(8.87)	1.93	(559.59)%
Dividends	0.01	0.43	(97.67)%	0.09	1.29	(93.02)%
Book value per common share				30.38	45.78	(33.64)%

SELECTED RATIOS
Return on average assets	(1.15)%	0.28%		(2.54)%	0.54%
Return on average common equity	(16.74)%	2.59%		(32.02)%	5.42%
Efficiency ratio	58.05%	63.37%		56.02%	61.39%
Net interest margin	3.88%	4.13%		3.96%	4.18%

ZIONS BANCORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS (Continued)

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except share and ratio data)	2009	2008	% Change	2009	2008	% Change
	Revised		Revised	Revised		Revised

AVERAGE BALANCES
Total assets	$53,494,525	$54,279,760	(1.45)%	$54,314,082	$53,498,514	1.52%
Total interest-earning assets	48,950,422	47,984,725	2.01%	49,181,065	47,349,240	3.87%
Securities	4,758,872	4,582,727	3.84%	4,718,345	4,928,877	(4.27)%
Net loans and leases	42,135,431	41,824,097	0.74%	41,979,236	40,467,491	3.74%
Goodwill	1,017,387	2,009,509	(49.37)%	1,227,331	2,009,501	(38.92)%
Core deposit and other intangibles	126,614	132,167	(4.20)%	126,380	138,711	(8.89)%
Total deposits	43,349,431	37,321,656	16.15%	42,816,766	36,898,398	16.04%
Shareholders’ equity:
Preferred equity	1,518,289	282,500	437.45%	1,562,994	254,270	514.70%
Common equity	4,309,497	5,123,399	(15.89)%	4,417,885	5,106,750	(13.49)%
Noncontrolling interests	22,810	29,949	(23.84)%	25,248	29,292	(13.81)%

Weighted average common and common-equivalent shares outstanding	127,581,404	108,497,464	17.59%	119,247,925	107,333,422	11.10%

AT PERIOD END
Total assets				$53,298,150	$53,974,168	(1.25)%
Total interest-earning assets				48,711,261	47,656,065	2.21%
Securities				4,500,906	4,755,359	(5.35)%
Net loans and leases				41,673,036	41,735,598	(0.15)%
Allowance for loan losses				1,432,715	609,433	135.09%
Reserve for unfunded lending commitments				97,225	23,574	312.42%
Goodwill				1,017,385	2,009,504	(49.37)%
Core deposit and other intangibles				123,551	133,989	(7.79)%
Total deposits				43,007,981	38,590,901	11.45%
Shareholders’ equity:
Preferred equity				1,529,462	286,949	433.01%
Common equity				4,143,246	5,279,078	(21.52)%
Noncontrolling interests				21,533	30,288	(28.91)%

Common shares outstanding				136,398,089	115,302,598	18.30%

Average equity to average assets	10.94%	10.01%		11.06%	10.08%
Common dividend payout	na	138.44%		na	66.72%
Tangible common equity ratio				5.76%	6.05%
Tangible equity ratio				8.73%	6.66%

Nonperforming assets, excluding FDIC-supported assets				$2,171,014	$922,339	135.38%
Ratio of nonperforming assets, excluding FDIC-supported assets, to net loans and leases and other real estate owned				5.40%	2.19%
Accruing loans past due 90 days or more, excluding FDIC-supported assets				$186,519	$97,831	90.65%

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

This ratings bucketing approach for private issuers was replaced in the quarter ending September 30, 2009 by a statistical regression using financial ratios which the Company has identified as predictive of future bank failures for the private banks in the CDO pools. As this credit cycle has progressed, the Company has an increasingly significant data set of failed banks. The regression draws upon the quarterly call report ratios of failed banks for the four quarters prior to failure to determine one year default probabilities. A five year default probability is calculated by assigning a mathematical relationship to the one year and five year default probabilities from the licensed third party model. The updated model has a strong correlation with actual bank failures. Banks that failed within our CDO pools during the third quarter of 2009 generally had default probabilities in the high 90% range using the new approach. The Company found this ratio-based approach produced higher default probabilities than the previous approach for private banks that subsequently failed during the third quarter of 2009. Although both methods produced a comparable expected number of failures, the ratio based approach exhibited better specificity in regard to predicting which banks would fail. The inputs and regression formula will be updated quarterly.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The assumption changes were partially offsetting, but the net effect of the new assumptions was a lower amount of credit component of OTTI and a lower fair value of the portfolio as compared to that which would have been found using the old assumptions. With regard to OTTI, for example, the effect of moving to a 0% recovery rate on performing collateral from a 10% or 40% assumption increased the credit impairment under the new assumptions. The effect of moving to an issuer-specific recovery rate on deferring collateral from a static 40% rate decreased the credit impairment comparison under the new assumptions. The net effect of decreased credit impairment can be largely explained by the assumption change in the recovery rate of deferring collateral having the effect of increasing the weighted average recovery rate on all deferring collateral from 40% to 52%. With regard to fair value of the portfolio, the net effect of decreased fair value can be largely explained by the higher discount rate assumption on PIKing and more junior collateral.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

The Company reported a net loss applicable to common shareholders of $181.9 million or $1.43 per diluted share for the third quarter of 2009 compared to net earnings applicable to common shareholders of $33.4 million or $0.31 per diluted share for the third quarter of 2008. The decrease is mainly due to a $409.3 million increase in the provision for loan losses, a $39.8 million increase in the provision for unfunded lending commitments, a $28.5 million increase in net impairment losses on investment securities, a $23.3 million increase in other real estate expense, and a $14.5 million increase in FDIC premiums expense, offset by $146.2 million of acquisition related gains and an $84.2 million increase in fair value and nonhedge derivative income.

Net loss applicable to common shareholders for the first nine months of 2009 was $1,058.0 million or $8.87 per diluted share, compared to net earnings applicable to common shareholders of $207.4 million or $1.93 per diluted share for the first nine months of 2008. The decrease reflects a $1,263.1 million increase in the provision for loan losses, a $634.0 million goodwill impairment charge, a $280.5 million increase in valuation losses on securities purchased and net impairment losses on investment securities, a $62.3 million increase in other real estate expense, a $62.2 million increase in FDIC premiums expense, a $44.2 million increase in the provision for unfunded lending commitments, and a $69.0 million increase in preferred stock dividends, offset by the $493.7 million gain on subordinated debt modification, $169.1 million of acquisition related gains, a $124.6 million increase in fair value and nonhedge derivative income, and $52.4 million from a preferred stock redemption.

Net Interest Income, Margin and Interest Rate Spreads

Taxable-equivalent net interest income for the third quarter of 2009 decreased 4.0% to $478.1 million compared with $497.8 million for the comparable period of 2008. This decrease reflects multiple factors including the impact of significant increases in nonaccrual loans and nonaccrual securities, the impact of the discount amortization on the modified subordinated debt, accelerated debt discount amortization related to the conversion of subordinated debt into Series C preferred stock, and higher money market investment balances which earned lower rates during the third quarter of 2009. Net interest income for the quarter was favorably impacted by loan renewals at wider spreads, a significantly lower cost of funds, and a significant growth in noninterest bearing deposit balances. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

The Company’s net interest margin was 3.88% for the third quarter of 2009 compared to 4.09% for the second quarter of 2009 and 4.13% for third quarter of 2008. The net interest margin for the second quarter of 2009 was favorably impacted by 0.07% due to reductions in interest expense resulting from the accretion of deferred gains on terminated debt fair value swaps during the second quarter related to the modified subordinated debt. The net interest margin for the third quarter of 2009 was unfavorably impacted by 0.10% for the discount amortization on the modified subordinated debt and an additional 0.12% from the impact of accelerated debt discount amortization resulting from the conversion of subordinated debt into Series C preferred stock. The margin decrease for third quarter of 2009 compared to the third quarter of 2008 was primarily due to increased nonaccrual loans and increased nonaccrual securities, the impact of the discount amortization on the modified subordinated debt including the effect of the conversion of subordinated debt into Series C preferred stock and higher money market investment balances earning lower rates, offset in part by increased low cost deposit funding.

ZIONS BANCORPORATION AND SUBSIDIARIES

The spread on average interest-bearing funds for the third quarter of 2009 was 3.40%, which decreased from 3.71% for the second quarter of 2009 and from 3.67% for the third quarter of 2008. The spread on average interest-bearing funds for the third quarter of 2009 was adversely impacted by the same factors that reduced the net interest margin.

Net interest margin will continue to be adversely affected in future quarters due to the impact of nonperforming assets and amortization of debt discounts related to the debt modification transaction that occurred in the second quarter of 2009. Also, the net interest margin was previously favorably impacted by accreted swap gains on terminated swaps that reduced interest expense on long-term debt. Because of the debt modification transaction that occurred in the second quarter of 2009, most of those swap gains were recognized in noninterest income. The debt modification transaction also resulted in a discount on the modified convertible subordinated debt, which as of September 30, 2009 is approximately $637 million. This discount will be amortized as interest expense over the remaining life of the debt. If in future periods, debt holders exercise their option to convert debt to preferred stock the amortization of the discount will be accelerated at the time of conversion.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
	Revised	Revised	Revised

ASSETS
Money market investments	$1,861,523	$1,195	0.25%	$1,417,875	$9,267	2.60%
Securities:
Held-to-maturity	914,648	13,797	5.98%	1,918,436	31,502	6.53%
Available-for-sale	3,749,566	26,275	2.78%	2,621,756	27,654	4.20%
Trading account	94,658	842	3.53%	42,535	437	4.09%

Total securities	4,758,872	40,914	3.41%	4,582,727	59,593	5.17%

Loans held for sale	194,596	2,434	4.96%	160,026	1,916	4.76%
Loans:
Net loans and leases excluding FDIC-supported assets [2]	40,246,789	570,652	5.63%	41,824,097	670,695	6.38%
Covered assets	1,888,642	22,562	4.74%

Total loans and leases	42,135,431	593,214	5.59%	41,824,097	670,695	6.38%

Total interest-earning assets	48,950,422	637,757	5.17%	47,984,725	741,471	6.15%

Cash and due from banks	1,187,594			1,424,407
Allowance for loan losses	(1,317,078)			(562,518)
Goodwill	1,017,387			2,009,509
Core deposit and other intangibles	126,614			132,167
Other assets	3,529,586			3,291,470

Total assets	$53,494,525			$54,279,760

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$5,162,852	5,262	0.40%	$4,248,715	8,285	0.78%
Money market	17,538,319	49,292	1.12%	13,880,283	82,435	2.36%
Time under $100,000	2,954,680	16,612	2.23%	2,675,894	21,898	3.26%
Time $100,000 and over	4,363,017	22,690	2.06%	3,929,454	32,918	3.33%
Foreign	1,901,789	3,478	0.73%	3,397,729	20,021	2.34%

Total interest-bearing deposits	31,920,657	97,334	1.21%	28,132,075	165,557	2.34%

Borrowed funds:
Securities sold, not yet purchased	45,866	590	5.10%	30,966	393	5.05%
Federal funds purchased and security repurchase agreements	1,708,888	1,207	0.28%	2,284,997	10,246	1.78%
Commercial paper	1,224	3	0.97%	74,596	577	3.08%
FHLB advances and other borrowings:
One year or less	46,741	525	4.46%	5,983,823	38,948	2.59%
Over one year	18,854	228	4.80%	129,162	1,856	5.72%
Long-term debt	1,955,725	59,735	12.12%	2,443,488	26,072	4.24%

Total borrowed funds	3,777,298	62,288	6.54%	10,947,032	78,092	2.84%

Total interest-bearing liabilities	35,697,955	159,622	1.77%	39,079,107	243,649	2.48%

Noninterest-bearing deposits	11,428,774			9,189,581
Other liabilities	517,200			575,224

Total liabilities	47,643,929			48,843,912
Shareholders’ equity:
Preferred equity	1,518,289			282,500
Common equity	4,309,497			5,123,399

Zions Bancorporation shareholders’ equity	5,827,786			5,405,899
Noncontrolling interest	22,810			29,949

Total shareholders’ equity	5,850,596			5,435,848

Total liabilities and shareholders’ equity	$53,494,525			$54,279,760

Spread on average interest-bearing funds			3.40%			3.67%
Taxable-equivalent net interest income and net yield on interest-earning assets		$478,135	3.88%		$497,822	4.13%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (Continued)

(Unaudited)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
	Revised	Revised	Revised
ASSETS
Money market investments	$2,251,822	$6,114	0.36%	$1,765,932	$40,608	3.07%
Securities:
Held-to-maturity	1,394,335	60,627	5.81%	1,385,803	69,153	6.67%
Available-for-sale	3,247,096	80,277	3.31%	3,502,132	130,857	4.99%
Trading account	76,914	2,236	3.89%	40,942	1,277	4.17%

Total securities	4,718,345	143,140	4.06%	4,928,877	201,287	5.46%

Loans held for sale	231,662	8,272	4.77%	186,940	7,632	5.45%
Loans:
Net loans and leases excluding FDIC-supported assets [2]	40,869,880	1,728,742	5.66%	40,467,491	2,016,914	6.66%
FDIC-supported assets	1,109,356	40,526	4.88%	–	–

Total loans and leases	41,979,236	1,769,268	5.63%	40,467,491	2,016,914	6.66%

Total interest-earning assets	49,181,065	1,926,794	5.24%	47,349,240	2,266,441	6.39%

Cash and due from banks	1,262,255			1,387,584
Allowance for loan losses	(971,468)			(518,840)
Goodwill	1,227,331			2,009,501
Core deposit and other intangibles	126,380			138,711
Other assets	3,488,519			3,132,318

Total assets	$54,314,082			$53,498,514

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$4,876,646	16,353	0.45%	$4,472,175	27,530	0.82%
Money market	17,602,491	177,703	1.35%	13,203,878	247,321	2.50%
Time under $100,000	2,999,739	57,659	2.57%	2,589,543	72,339	3.73%
Time $100,000 and over	4,580,349	84,651	2.47%	4,243,922	122,454	3.85%
Foreign	2,075,197	15,726	1.01%	3,314,535	69,726	2.81%

Total interest-bearing deposits	32,134,422	352,092	1.46%	27,824,053	539,370	2.59%

Borrowed funds:
Securities sold, not yet purchased	42,425	1,666	5.25%	32,608	1,140	4.67%
Federal funds purchased and security repurchase agreements	2,027,743	4,648	0.31%	2,864,224	49,021	2.29%
Commercial paper	2,391	27	1.51%	142,771	4,131	3.86%
FHLB advances and other borrowings:
One year or less	374,349	5,665	2.02%	4,980,487	104,215	2.80%
Over one year	60,458	2,507	5.54%	128,513	5,521	5.74%
Long-term debt	2,440,626	101,952	5.59%	2,472,355	82,097	4.44%

Total borrowed funds	4,947,992	116,465	3.15%	10,620,958	246,125	3.10%

Total interest-bearing liabilities	37,082,414	468,557	1.69%	38,445,011	785,495	2.73%

Noninterest-bearing deposits	10,682,344			9,074,345
Other liabilities	543,197			588,846

Total liabilities	48,307,955			48,108,202
Shareholders’ equity:
Preferred equity	1,562,994			254,270
Common equity	4,417,885			5,106,750

Controlling interest shareholders’ equity	5,980,879			5,361,020
Noncontrolling interests	25,248			29,292

Total shareholders’ equity	6,006,127			5,390,312

Total liabilities and shareholders’ equity	$54,314,082			$53,498,514

Spread on average interest-bearing funds			3.55%			3.66%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,458,237	3.96%		$1,480,946	4.18%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

For the first nine months of 2009, noninterest income increased 170.4% to $738.2 million compared to $273.0 million of income for the first nine months of 2008. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Service charges and fees on deposit accounts increased $4.7 million or 3.1% for the first nine months of 2009 compared to the same period of 2008. The increase reflects reduced business deposit account earnings credits due to lower interest rates and increased fees related to the acquisitions previously discussed.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The gain on subordinated debt modification of $493.7 million in the second quarter of 2009 resulted from actions the Company took to modify subordinated debt. The Company exchanged approximately $0.2 billion of subordinated notes for new notes with the same terms. The remaining $1.2 billion of subordinated notes were modified to permit conversion on a par-for-par basis into either the Company’s Series A or Series C preferred stock. Net of issuance costs and debt discount on the previous debt, the pretax gain recognized in earnings from this subordinated debt modification was $493.7 million.

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

Income Taxes

The Company’s income tax benefit for the third quarter of 2009 was $100.0 million compared to an income tax expense of $11.2 million for the same period in 2008. The effective income tax rates, including the effects of noncontrolling interests, for the third quarter of 2009 and 2008 were 39.2% and 22.9% and for the first nine months of 2009 and 2008 were 21.1% and 27.7%. The low tax rates for the third quarter and first nine months of 2008 are mainly due to the lower taxable income in the period which increased the proportion of nontaxable income relative to total income. The lower tax rate for the first nine months of 2009 is mainly due to nondeductible goodwill impairment charges. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $4.4 million for the first nine months for both 2009 and 2008.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company had a net deferred tax asset (“DTA”) balance of $582 million at September 30, 2009 compared to $537 million at June 30, 2009, $479 million at December 31, 2008, and $402 million at September 30, 2008. The increase in DTA has arisen primarily from excess loan loss provisions and valuation losses on investment securities. The Company has no valuation allowance against the DTA, although some DTA is disallowed by regulatory limits for risk-based capital at four of its subsidiary banks. The Company does not expect to record a valuation allowance for GAAP purposes, as its strong historical record of profitability and continuing strong pretax pre-credit cost income indicate a likelihood of future profitability when provisions for credit losses and OTTI return to historical levels. In addition, the Company continues to pursue strategies which may have the effect of mitigating the future possibility of a DTA valuation allowance.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2008			September 30, 2008
(In millions)	Amortized cost	Carrying value[1]	Estimated fair value	Amortized cost	Carrying value [1]	Estimated fair value

HELD-TO-MATURITY:
Municipal securities	$697	$697	$695	$696	696	$693
Asset-backed securities:
Trust preferred securities – banks and insurance	1,188	1,004	677	1,362	1,135	815
Trust preferred securities – real estate investment trusts	36	27	21	36	27	24
Other	76	63	51	72	59	55

	$1,997	$1,791	$1,444	$2,166	1,917	$1,587

AVAILABLE-FOR-SALE:
U.S. Treasury securities	$28	$29	$29	$41	42	$42
U.S. Government agencies and corporations:
Agency securities	323	325	325	457	457	457
Agency guaranteed mortgage-backed securities	406	410	410	410	414	414
Small Business Administration loan-backed securities	693	667	667	696	682	682
Municipal securities	178	180	180	179	179	179
Asset-backed securities:
Trust preferred securities – banks and insurance	807	661	661	744	630	630
Trust preferred securities – real estate investment trusts	27	24	24	40	38	38
Small business loan-backed	–	–	–	13	13	13
Other	102	72	72	108	87	87

	2,564	2,368	2,368	2,688	2,542	2,542

Other securities:
Mutual funds and stock	308	308	308	250	250	250

	2,872	2,676	2,676	2,938	2,792	2,792

Total	$4,869	$4,467	$4,120	$5,104	$4,709	$4,379

[1]	Carrying value is disclosed due to changes related to the transfer of available-for-sale investment securities to held-to-maturity during the second quarter of 2008.

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

The amortized cost of available-for-sale investment securities valued at Level 3 was $2,555 million and the fair value of these securities was $1,717 million. The securities valued at Level 3 were comprised of ABS CDOs and auction rate securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at the end of the third quarter was $838 million. As of September 30, 2009, we believe that the par amounts of the Level 3 available-for-sale securities for which no OTTI has been recognized do not differ from the amounts we currently anticipate realizing on settlement or maturity. See “Critical Accounting Policies and Significant Estimates” for further details about the CDO securities pricing methodologies.

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

“Subordination” in the schedule includes the effects of seniority level within the CDOs’ liability structure, the Company’s loss and recovery rate assumption for deferring but not defaulted collateral and a 0% recovery rate for defaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the weighted average of the projected net loss percentages for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is either senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of (i) 100% of the defaulted collateral and (ii) the weighted average of the projected net loss percentages for each piece of deferring but not defaulted collateral. For further details on the loss assumption on deferrals see “Critical Accounting Policies and Significant Estimates.”

ZIONS BANCORPORATION AND SUBSIDIARIES

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
[4]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 0% to 65% dependent on credit for each deferring piece of collateral. The numerator is all collateral less the sum of 100% of defaulted collateral, a weighted average of the individual credit specific projected net losses for deferring collateral and the amount of each CDO’s debt which is senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of 100% of defaulted collateral and a weighted average of the individual credit specific projected net losses for deferring collateral. For further details on the loss assumption on deferrals, see “Critical Accounting Policies and Significant Estimates.”

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the loan portfolio by type of loan:

	September 30, 2009		December 31, 2008		September 30, 2008
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans

Commercial lending:
Commercial and industrial	$10,124	24.2%	$11,447	27.4%	$11,351	27.1%
Leasing	449	1.1%	431	1.0%	451	1.1%
Owner occupied	8,745	20.9%	8,743	20.9%	8,782	21.0%

Total commercial lending	19,318		20,621		20,584

Commercial real estate:
Construction and land development	6,087	14.6%	7,516	18.0%	7,812	18.6%
Term	7,279	17.4%	6,196	14.8%	6,079	14.5%

Total commercial real estate	13,366		13,712		13,891

Consumer:
Home equity credit line	2,114	5.1%	2,005	4.8%	1,899	4.5%
1-4 family residential	3,698	8.8%	3,877	9.3%	3,892	9.3%
Construction and other consumer real estate	537	1.3%	774	1.9%	769	1.8%
Bankcard and other revolving plans	333	0.8%	374	0.9%	360	0.9%
Other	343	0.8%	385	0.9%	411	1.0%

Total consumer	7,025		7,415		7,331

Foreign loans	74	0.2%	43	0.1%	70	0.2%

FDIC-supported assets [1]	2,025	4.8%

Total loans	$41,808	100.0%	$41,791	100.0%	$41,876	100.0%

[1]	FDIC-supported assets represent assets acquired from the FDIC subject to loss sharing agreements and include expected reimbursements from the FDIC of approximately $363 million.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

	September 30,	December 31,	September 30,
(In millions)	2009	2008	2008

Bank-owned life insurance	$614	$623	$619
Federal Home Loan Bank and Federal Reserve stock [1]	237	220	335
SBIC investments [2]	64	66	77
Non-SBIC investment funds and other	98	93	83
Investments in ADC arrangements [3]	19	16	14
Other public companies	15	12	28
Trust preferred securities	14	14	14

	$1,061	$1,044	$1,170

[1]	Includes $136 million in FHLB and $101 million in FRB stock at September 30, 2009.
[2]	Amounts include noncontrolling investors’ interests in Zions’ managed SBIC investments of approximately $21 million, $26 million and $28 million as of the respective dates.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans

Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND GEOGRAPHY

(Amounts in millions)	As of		Northern	Southern				Utah/				% of total
CRE loan type	Date	Arizona	California	California	Nevada	Colorado	Texas	Idaho	Washington	Other [1]	Total	CRE

Commercial term
Balance outstanding	9/30/09	$960.6	319.4	1,835.2	829.0	490.8	1,010.9	729.8	187.3	915.9	7,278.9	54.5%
% of loan type		13.2%	4.4%	25.2%	11.4%	6.7%	14.0%	10.0%	2.5%	12.6%	100.0%
Delinquency rates [2]:
30-89 days	9/30/09	2.8%	2.8%	3.1%	10.4%	1.0%	7.5%	1.8%	0.3%	8.4%	4.8%
	12/31/08	0.5%	0.9%	0.4%	1.8%	–	0.7%	1.8%	–	4.4%	1.4%
≥ 90 days	9/30/09	2.0%	0.7%	2.8%	3.6%	0.2%	5.0%	1.1%	0.3%	4.7%	2.8%
	12/31/08	0.2%	0.9%	0.1%	1.2%	–	0.2%	1.0%	–	3.0%	0.8%
Accruing past due
90 days	9/30/09	$6.7	–	17.8	1.5	–	20.6	0.3	–	8.5	55.4
	12/31/08	1.9	–	–	2.4	–	–	–	–	7.5	11.8

Nonaccrual loans	9/30/09	17.7	6.7	47.2	91.9	3.5	33.2	10.8	1.9	37.8	250.7
	12/31/08	0.5	2.8	2.0	6.7	0.4	4.5	6.4	–	20.3	43.6

Commercial construction and land development
Balance outstanding	9/30/09	$471.8	47.4	476.3	531.9	226.9	1,447.8	380.0	93.3	339.4	4,014.8	30.0%
% of loan type		11.7%	1.2%	11.9%	13.2%	5.6%	36.1%	9.5%	2.3%	8.5%	100.0%
Delinquency rates [2]:
30-89 days	9/30/09	10.6%	–	8.8%	29.2%	2.1%	10.3%	11.3%	4.1%	4.0%	11.5%
	12/31/08	2.8%	–	2.4%	10.5%	0.5%	2.1%	6.6%	1.8%	6.1%	4.1%
≥ 90 days	9/30/09	6.9%	–	3.8%	21.2%	1.3%	5.0%	7.9%	4.1%	4.0%	7.1%
	12/31/08	0.7%	–	–	8.5%	0.5%	0.2%	2.9%	–	6.1%	2.2%
Accruing past due
90 days	9/30/09	$5.0	–	1.1	11.3	–	0.6	2.6	–	0.3	20.9
	12/31/08	1.8	–	–	25.4	–	–	8.1	–	18.6	53.9

Nonaccrual loans	9/30/09	61.0	–	29.7	140.9	6.8	153.2	30.7	3.8	19.4	445.5
	12/31/08	27.4	–	11.1	66.2	1.4	14.0	4.3	–	6.3	130.7

Residential construction and land development
Balance outstanding	9/30/09	$375.5	52.6	180.6	133.7	183.8	561.0	421.7	42.3	121.2	2,072.4	15.5%
% of loan type		18.1%	2.5%	8.7%	6.5%	8.9%	27.1%	20.3%	2.0%	5.9%	100.0%
Delinquency rates [2]:
30-89 days	9/30/09	22.4%	7.9%	20.2%	32.7%	14.6%	7.6%	25.6%	0.6%	9.7%	17.2%
	12/31/08	16.7%	7.3%	9.3%	38.8%	6.9%	3.3%	20.4%	0.5%	8.6%	13.1%
≥ 90 days	9/30/09	13.2%	7.9%	18.9%	30.2%	9.9%	5.2%	23.6%	0.6%	9.4%	13.8%
	12/31/08	12.3%	2.3%	7.7%	20.9%	5.6%	2.4%	18.8%	0.5%	4.5%	9.6%
Accruing past due
90 days	9/30/09	$7.5	–	9.4	9.0	–	0.2	3.1	–	0.2	29.4
	12/31/08	7.2	–	–	1.0	–	0.7	9.6	0.3	–	18.8

Nonaccrual loans	9/30/09	77.4	5.3	32.1	54.6	22.1	95.3	120.5	0.2	11.2	418.7
	12/31/08	99.3	5.8	45.6	50.5	15.0	18.6	88.7	–	19.3	342.8
Total construction and land development	9/30/09	847.3	100.0	656.9	665.6	410.7	2,008.8	801.7	135.6	460.6	6,087.2

Total commercial real estate	9/30/09	$1,807.9	419.4	2,492.1	1,494.6	901.5	3,019.7	1,531.5	322.9	1,376.5	13,366.1	100.0%

[1]	No other geography exceeded $194 million for all three loan types.
[2]	Delinquency rates include nonaccrual loans.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the Company’s nonperforming lending related assets:

	September 30,	December 31,	September 30,
(Amounts in millions)	2009	2008	2008

Nonaccrual loans	$1,812	$946	$765
Other real estate owned	359	192	157

Nonperforming assets, excluding FDIC-supported assets	2,171	1,138	922
FDIC-supported assets [1]	599

Total	$2,770	$1,138	$922

% of net loans and leases [2], excluding FDIC-supported assets, and other real estate owned	5.40%	2.71%	2.19%

% of net loans and leases [2] and other real estate owned	6.56%	2.71%	2.19%

Accruing loans past due 90 days or more, excluding FDIC-supported assets	$187	$130	$98
FDIC-supported assets past due 90 days or more	36	–	–

% of net loans and leases [2], excluding FDIC-supported assets	0.47%	0.31%	0.23%

% of net loans and leases [2]	0.53%	0.31%	0.23%

Accruing loans past due 30 - 89 days, excluding FDIC-supported assets	$571	$529	$420
FDIC-supported assets past due 30 - 89 days	74	–	–

Restructured loans included in nonaccrual loans	$107	$16	$–
Restructured loans on accrual	116	2	2

[1]	FDIC-supported assets represent assets acquired from the FDIC subject to loss sharing agreements.
[2]	Includes loans held for sale.

Total nonperforming lending related assets were $2,770 million at September 30, 2009 ($2,171 million excluding FDIC-supported assets) compared to $1,138 million at December 31, 2008 and $922 million at September 30, 2008. The increase related mainly to commercial real estate loans primarily in Arizona, Texas, Nevada, and Utah and to commercial and industrial loans primarily in California, Utah, and Texas.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The allowance for consumer loans is determined using historically developed loss experience rates at which loans migrate from one delinquency level to the next higher level. Using current roll rates and comparing projected losses to actual loss experience, the models estimate expected losses in dollars for the forecasted period. By refreshing the models with updated data, we are able to project losses for a new twelve-month period each month, segmenting the portfolio into nine product groupings with similar risk profiles. The residential mortgage and home equity portfolios’ models implicitly take into consideration housing price depreciation (appreciation) and homeowners’ loss (gain) of equity in the collateral by incorporating current roll rates and loss severity rates. The models make no assumptions about future housing price changes. This methodology is an accepted industry practice, and the Company believes it has a sufficient volume of information to produce reliable projections.

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

The following table sets forth the total allowance and reserve for credit losses:

	September 30,	December 31,	September 30,
(In millions)	2009	2008	2008

Allowance for loan losses	$1,433	$687	$609
Reserve for unfunded lending commitments	97	51	24

Total allowance and reserve for credit losses	$1,530	$738	$633

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

	September 30,		December 31,
	2009		2008
	Low	High	Low	High
Duration of equity:
Range (in years)
Base case	-6.1	-3.4	-2.5	0.9
Increase interest rates by 200 bp	-5.2	-3.1	-2.4	0.7

	Deposit Repricing Response
	Fast	Slow	Fast	Slow
Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	1.0%	3.9%	-1.1%	1.5%
Decrease interest rates by 200 bp1	-3.6%	-3.8%	-1.8%	-2.4%

[1]	In the event that a 200 basis point rate parallel decrease cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents the Parent’s balance sheets at September 30, 2009, June 30, 2009, and December 31, 2008:

Parent Only Condensed Balance Sheets

(In thousands)	September 30, 2009	June 30, 2009	December 31, 2008

ASSETS
Cash and due from banks	$4	$78	$2,135
Interest-bearing deposits	858,668	674,829	980,528
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $3,668, $3,735, and $191,952)	3,899	3,847	197,841
Available-for-sale, at fair value	328,343	322,734	59,153
Trading account, at fair value	49	49	956
Loans, net of unearned fees of $47, $328, and $379 and allowance for loan losses of $52, $703, and $643)	6,353	23,963	22,901
Other noninterest-bearing investments	75,515	78,372	76,219
Investments in subsidiaries:
Commercial banks and bank holding company	6,502,858	5,814,675	6,266,229
Other operating companies	74,661	78,203	69,291
Nonoperating – Zions Municipal Funding, Inc.[1]	91,691	141,302	464,570
Receivables from subsidiaries:
Commercial banks	–	511,000	760,500
Other	3,700	3,700	14,800
Other assets	94,929	19,520	411,584

	$8,040,670	$7,672,272	$9,326,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$189,566	$189,232	$252,519
Commercial paper:
Due to affiliates	49,988	29,989	55,996
Due to others	2,449	1,019	15,451
Other short-term borrowings	29,687	31,636	235,550
Subordinated debt to affiliated trusts	309,278	309,278	309,300
Long-term debt	1,786,994	1,380,444	1,956,195
Total liabilities	2,367,962	1,941,598	2,825,011
Shareholders’ equity:
Preferred stock	1,529,462	1,491,730	1,581,834
Common stock	3,125,344	2,935,724	2,599,916
Retained earnings	1,502,232	1,685,522	2,433,363
Accumulated other comprehensive income (loss)	(469,112)	(368,164)	(98,958)
Deferred compensation	(15,218)	(14,138)	(14,459)

Total shareholders’ equity	5,672,708	5,730,674	6,501,696

	$8,040,670	$7,672,272	$9,326,707

[1]	Zions Municipal Funding, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

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

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, loan growth has resulted in net cash outflows from a funding standpoint; however, for the first nine months of 2009, organic loan activity resulted in a net cash inflow of $992 million. Net loans and leases were flat during first nine months of 2009 primarily due to the acquisition of loans from acquired failed banks previously disclosed.

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

On September 17, 2009, the Company entered into a new equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs, pursuant to which the Company may offer and sell through or to Goldman Sachs, from time to time, shares of the Company’s common stock, in an aggregate amount of up to $250,000,000. Sales of common stock are made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices or to Goldman Sachs for resale at a price to be agreed upon by the Company and Goldman Sachs. During the period from September 17 through September 30, 2009, the Company issued $67.2 million of new common stock consisting of 3,671,000 shares at an average share price of $18.31 per share under the Equity Distribution Agreement. Net of issuance costs and fees, including $1.3 million in commissions paid to Goldman Sachs, these sales added $65.8 million to common equity.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

During the third quarter and as a result of the subordinated debt modifications previously announced, $27.8 million of subordinated debt was converted into shares of the Company’s Series C preferred stock. This conversion accelerated the discount amortization, resulting in a $15.8 million increase to interest expense in the third quarter of 2009.

Total controlling interest shareholders’ equity on September 30, 2009 was $5,673 million compared to $6,502 million at December 31, 2008, and $5,566 million at September 30, 2008. The Company’s capital ratios were as follows:

	September 30, 2009	December 31, 2008	September 30, 2008	Percentage required to be well capitalized
Tangible common equity ratio	5.76%	5.89%	6.05%	na
Tangible equity ratio	8.73%	8.91%	6.66%	na
Average equity to average assets (three months ended)	10.94%	11.18%	10.01%	na

Risk-based capital ratios:
Tier 1 leverage	10.40%	9.99%	7.64%	na [1]
Tier 1 risk-based capital	10.34%	10.22%	8.07%	6.00%
Total risk-based capital	13.08%	14.32%	12.30%	10.00%

[1]	There is no Tier 1 leverage component in the definition of a well capitalized holding company.

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

At September 30, 2009, regulatory Tier 1 risk-based capital and total risk-based capital were $5,447 million and $6,892 million compared to $5,269 million and $7,386 million at December 31, 2008, and $3,985 million and $6,073 million at September 30, 2008, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

(Amounts in millions)	September 30, 2009	December 31, 2008	September 30, 2008

Total shareholders’ equity	$5,694.2	$6,529.0	$5,596.3
Subtract:
Goodwill	1,017.4	1,651.4	2,009.5
Core deposit and other intangibles	123.6	125.9	134.0

Tangible shareholders’ equity	4,553.2	4,751.7	3,452.8

Subtract:
Preferred stock	1,529.5	1,581.8	286.9
Noncontrolling interests	21.5	27.3	30.3

Tangible common controlling interest shareholders’ equity	$3,002.2	$3,142.6	$3,135.6

Total assets	$53,298.2	$55,092.8	$53,974.2
Subtract:
Goodwill	1,017.4	1,651.4	2,009.5
Core deposit and other intangibles	123.6	125.9	134.0

Tangible assets	$52,157.2	$53,315.5	$51,830.7

Tangible common equity ratio	5.76%	5.89%	6.05%

Tangible equity ratio	8.73%	8.91%	6.66%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In connection with the presentation of the Form 10-Q, management, under the supervision and with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2009. In this original evaluation, the principal executive officer and principal financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

In connection with the revision to the financial statements as described in the Explanatory Note and Items 1 and 2 of this Amendment No. 1, management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2009. In connection therewith, management identified a material weakness in internal control over financial reporting. Management determined that the Company did not maintain effective controls over the process utilized to interpret the applicable accounting literature for computing and allocating the amount attributable to the beneficial conversion feature related to the subordinated debt modification. Management believes this control deficiency resulted in a misstatement of the net loss applicable to common shareholders and shareholders’ equity. As a result of this material weakness, management concluded that the Company’s disclosure controls were not effective as of September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

Other than as set forth in this Amendment No. 1, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See “Income Taxes” for a further discussion about the Company’s net deferred tax asset balance as of September 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the third quarter of 2009:

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

July	709	$11.53	–	$56,250,315
August	8,205	15.96	–	56,250,315
September	448	16.64	–	56,250,315

Quarter	9,362	15.66	–

[1]	All share repurchases during the third quarter of 2009 were made to pay for payroll taxes upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

a) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-Q for the quarter ended March 31, 2009.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated June 30, 2009, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 2, 2009.	*

3.10	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.10 of Form 10-Q for the quarter ended June 30, 2009.	*

3.11	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.11 of Form 10-Q for the quarter ended June 30, 2009.	*

3.12	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

10.1	Fifth amendment to the Restated and Amended Zions Bancorporation Pension Plan, dated September 29, 2008, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2009.	*

10.2	Sixth amendment to the Restated and Amended Zions Bancorporation Pension Plan, dated September 15, 2009, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2009.	*

10.3	Tenth amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 15, 2009, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2009.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

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