Form 10-K
period 2009-12-31
ZIONS BANCORPORATION /UT/
filed 2010-03-01
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-12307

ZIONS BANCORPORATION

(Exact name of Registrant as specified in its charter)

UTAH	87-0227400
(State or other jurisdiction of incorporation or organization)	(Internal Revenue Service Employer Identification Number)

One South Main, 15th Floor Salt Lake City, Utah	84133
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 524-4787

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Guarantee related to 8.00% Capital Securities of Zions Capital Trust B	New York Stock Exchange
Convertible 6% Subordinated Notes due September 15, 2015	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series C 9.5% Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Common Stock, without par value	The NASDAQ Stock Market LLC

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

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2009	$1,376,411,491
Number of Common Shares Outstanding at February 16, 2010	150,401,679 shares

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

•

changes in political and economic conditions, including without limitation the political and economic effects of the current economic crisis, delay of recovery from the current economic crisis, and other major wars, military actions, terrorist attacks;

•

changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including without limitation reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, including availability, market liquidity levels, and pricing;

•	changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

•	acquisitions and integration of acquired businesses;

•	increases in the levels of losses, customer bankruptcies, bank failures, claims, and assessments;

•

changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System (the “FRB” or the Federal Reserve Board), and the Federal Deposit Insurance Corporation (“FDIC”);

•

the Company’s participation or lack of participation in governmental programs implemented under the Emergency Economic Stabilization Act (“EESA”) and the American Recovery and Reinvestment Act (“ARRA”), including without limitation the Troubled Asset Relief Program (“TARP”) and the Capital Purchase Program (“CPP”) and the impact of such programs and related regulations on the Company and on international, national, and local economic and financial markets and conditions;

•

the impact of the EESA and the ARRA and related rules and regulations, and changes in those rules and regulations, on the business operations and competitiveness of the Company and other participating American financial institutions, including the impact of the executive compensation limits of these acts, which may impact the ability of the Company and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

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

Except to the extent required by law, the Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

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

GLOSSARY OF ACRONYMS

ABS – Asset-Backed Security

ACL – Allowance for Credit Losses

AFS – Available-for-Sale

ALCO – Asset/Liability Committee

ALLL – Allowance for Loan and Lease Losses

ALM – Asset-Liability Management

ARM – Adjustable Rate Mortgage

ARRA – American Recovery and Reinvestment Act

ASC – Accounting Standards Codification

ASU – Accounting Standards Update

ATM – Automated Teller Machine

BCBS – Basel Committee on Banking Supervision

BSA – Bank Secrecy Act

CB&T – California Bank & Trust

CDARS – Certificate of Deposit Account Registry System

CDO – Collateralized Debt Obligation

CMC – Capital Management Committee

COSO – Committee of Sponsoring Organizations of the Treadway Commission

CPP – Capital Purchase Program

CRA – Community Reinvestment Act

CRE – Commercial Real Estate

DTA – Deferred Tax Asset

DTL – Deferred Tax Liability

EESA – Emergency Economic Stabilization Act

ESOARS – Employee Stock Option Appreciation Rights Securities

FAMC – Federal Agricultural Mortgage Corporation

FASB – Financial Accounting Standards Board

FDIC – Federal Deposit Insurance Corporation

FHLB – Federal Home Loan Bank

FHLMC – Federal Home Loan Mortgage Corporation

FINRA – Financial Industry Regulatory Authority

FNMA – Federal National Mortgage Association

FRB – Federal Reserve Board

FTE – Full-Time Equivalent

GAAP – Generally Accepted Accounting Principles

GLB – Gramm-Leach-Bliley Act of 1999

GNMA – Government National Mortgage Association

HTM – Held-to-Maturity

ISDA – International Swap Dealer Association

LIBOR – London Inter-Bank Offering Rate

LTV – Loan-to-Value (on an “as completed” basis)

MD&A – Management’s Discussion and Analysis

MSA – Metropolitan Statistical Area

NBA – National Bank of Arizona

NPR – Notice of Proposed Rulemaking

NRSRO – Nationally Recognized Statistical Rating Organization

NSB – Nevada State Bank

OCC – Office of the Comptroller of the Currency

OCI – Other Comprehensive Income

OREO – Other Real Estate Owned

OTC – Over-the-Counter

OTTI – Other-Than-Temporary-Impairment

PCAOB – Public Company Accounting Oversight Board

PDs – Probabilities of Default

PIK – Payment in Kind

QSPE – Qualifying Special-Purpose Entity

REIT – Real Estate Investment Trust

SBA – Small Business Administration

SBIC – Small Business Investment Company

SEC – Securities and Exchange Commission

SFAS – Statement of Financial Accounting Standards

TAF – Term Auction Facility

TARP – Troubled Asset Relief Program

TCBO – The Commerce Bank of Oregon

TCBW – The Commerce Bank of Washington

TLGP – Temporary Liquidity Guarantee Program

VIE – Variable Interest Entity

ZCTB – Zions Capital Trust B

ZFNB – Zions First National Bank

ZMSC – Zions Management Services Company

ITEM 1.	BUSINESS

DESCRIPTION OF BUSINESS

Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of the State of Utah in 1955, and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Parent and its subsidiaries (collectively “the Company”) own and operate eight commercial banks with a total of 491 domestic branches at year-end 2009. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, Washington, and Oregon. Full-time equivalent employees totaled 10,529 at year-end 2009. For further information about the Company’s industry segments, see “Business Segment Results” on page 64 in Management’s Discussion and Analysis (“MD&A”) and Note 22 of the Notes to Consolidated Financial Statements. For information about the Company’s foreign operations, see “Foreign Operations” on page 63 in MD&A. The “Executive Summary” on page 20 in MD&A provides further information about the Company.

PRODUCTS AND SERVICES

The Company focuses on providing community banking services by continuously strengthening its core business lines of 1) small, medium-sized business and corporate banking; 2) commercial and residential development, construction and term lending; 3) retail banking; 4) treasury cash management and related products and services; 5) residential mortgage; 6) trust and wealth management; and 7) investment activities. It operates eight different banks in ten Western and Southwestern states with each bank operating under a different name and each having its own board of directors, chief executive officer, and management team. The banks provide a wide variety of commercial and retail banking and mortgage lending products and services. They also provide a wide range of personal banking services to individuals, including home mortgages, bankcard, other installment loans, home equity lines of credit, checking accounts, savings accounts, time certificates of various types and maturities, trust services, safe deposit facilities, direct deposit, and 24-hour Automated Teller Machine (“ATM”) access. In addition, certain banking subsidiaries provide services to key market segments through their Women’s Financial, Private Client Services, and Executive Banking Groups. We also offer wealth management services through a subsidiary, Contango Capital Advisors, Inc. (“Contango”), and online brokerage services through Zions Direct.

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

SUPERVISION AND REGULATION

The Parent is a bank holding company that has elected to become a financial holding company as provided by the Gramm-Leach-Bliley Act of 1999 (“the GLB Act”). The BHC Act, and other federal statutes as modified by the GLB Act, provide the regulatory framework for bank holding companies and financial holding companies which have as their umbrella regulator the Federal Reserve Board. The functional regulation of the separately regulated subsidiaries of a holding company is conducted by each subsidiary’s primary functional regulator. To qualify for and maintain status as a financial holding company, the Parent must satisfy certain ongoing criteria. The Company currently engages in only limited activities for which financial holding company status is required.

The Parent’s subsidiary banks are subject to the provisions of the National Bank Act or other statutes governing national banks and the banking laws of their various states, as well as the rules and regulations of the Office of the Comptroller of the Currency (“OCC”), the FRB, and the FDIC. They are also under the supervision of, and are continually subject to periodic examination by, the OCC or their respective state banking departments, the FRB, and the FDIC. Many of our nonbank subsidiaries are also subject to regulation by the FRB and other applicable federal and state agencies. Our brokerage and investment advisory subsidiaries are regulated by the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”) and/or state securities regulators. Our nonbank subsidiaries may be subject to the laws and regulations of the federal government and/or the various states in which they conduct business.

The Company is subject to various requirements and restrictions contained in both the laws of the United States and the states in which its banks and other subsidiaries operate. These regulations include but are not limited to the following:

•

Laws and regulations regarding the availability, requirements and restrictions of a number of recently enacted governmental programs in which the Company participates, including without limitation the TARP and its associated CPP, as well as certain requirements and limitations imposed by the EESA and ARRA and programs and regulations thereunder, including without limitation limitations on dividends on common stock in the CPP, and on executive compensation contained in the EESA and ARRA. One of these programs, the CPP, contains provisions that allow the U.S. Government to unilaterally modify any term or provision of contracts executed under the program.

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

•

Capital requirements. The FRB has established capital guidelines for financial holding companies. The OCC, the FDIC, and the FRB have also issued regulations establishing capital requirements for banks. U.S. regulatory bodies are expected to issue new capital guidelines for banking organizations. Numerous “white papers,” speeches, and similar documents have been published by both U.S. and international regulatory bodies, which consistently point toward unspecified, but increased, levels of bank and holding company capital and liquidity. Accordingly, additional capital requirements could be required by new regulations in the future and could become required of the Company. In addition, there is a risk that the Company may be pressured by regulators to raise capital to enable it to repay the preferred stock issued to the U.S. Treasury under TARP at a time or in amounts that management would not consider optimal. Failure to meet capital requirements could subject the Parent and its subsidiary banks to a variety of restrictions and enforcement remedies. See Note 19 of the Notes to Consolidated Financial Statements for information regarding capital requirements.

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

Modifications to the Basel II regime (“Basel III”) continue to be proposed. Additionally, regulators may subjectively require banking organizations to maintain capital, reserves, or liquidity at levels higher than those codified by regulation or those prior to the recent economic crisis. Adoption of new Basel III requirements and/or regulatory actions may have a significant impact on bank capital and liquidity levels going forward.

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

•

Limitations on dividends payable by subsidiaries. A substantial portion of the Parent’s cash, which is used to pay dividends on our common and preferred stock and to pay principal and interest on our debt obligations, is derived from dividends paid by the Parent’s subsidiary banks. These dividends are subject to various legal and regulatory restrictions. See Note 19 of the Notes to Consolidated Financial Statements.

•

Limitations on dividends payable to shareholders. The Parent’s ability to pay dividends on both its common and preferred stock may be subject to regulatory restrictions. See discussion under “Liquidity Management Actions” starting on page 123.

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

The Parent is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Stock Market LLC (“Nasdaq”) Global Select Market, the Parent is subject to Nasdaq listing standards for quoted companies.

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

Regulators, Congress, state legislatures and international consultative bodies continue to enact rules, laws, and policies to regulate the financial services industry and public companies and to protect consumers and investors. The nature of these laws and regulations and the effect of such policies on future business and earnings of the Company cannot be predicted.

GOVERNMENT MONETARY POLICIES

The earnings and business of the Company are affected not only by general economic conditions, but also by policies adopted by various governmental authorities. The Company is particularly affected by the monetary policies of the FRB, which affect both short-term and long-term interest rates and the national supply of bank credit. The tools available to the FRB which may be used to implement monetary policy include:

•	open-market operations in U.S. Government and other securities;

•	adjustment of the discount rates or cost of bank borrowings from the FRB;

•	imposing or changing reserve requirements against bank deposits;

•	term auction facilities collateralized by bank loans; and

•	other programs to purchase assets and inject liquidity directly in various segments of the economy.

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

The following list describes several risk factors which are significant to the Company including but not limited to:

The Company has been and could continue to be negatively affected by recent adverse economic conditions.

The United States and many other countries recently faced a severe economic crisis, including a major recession which has not yet been resolved. These adverse economic conditions have negatively affected, and are likely to continue for some time to adversely affect, the Company’s assets, including its loans and securities portfolios, capital levels, results of operations, and financial condition. In response to the economic crisis, the United States and other governments established a variety of programs and policies designed to mitigate the effects of the crisis. These programs and policies appear to have stabilized the severe financial crisis that occurred in the second half of 2008, but the extent to which these programs and policies will assist in an economic recovery or may lead to adverse consequences, whether anticipated or unanticipated, is still unclear. If these programs and policies are ineffective in bringing about an economic recovery or result in substantial adverse developments, the economic conditions may again become more severe, or adverse economic conditions may continue for a substantial period of time. Any increase in the severity or duration of adverse economic conditions or delay in the recovery from them would adversely affect the Company.

Our participation in the CPP and other government programs imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our stock, and access the equity capital markets.

The Company has chosen to participate in a number of new programs sponsored by the U.S. Government during the current financial and economic crisis. These programs, including without limitation the TARP and its associated CPP, as well as the ARRA and EESA and regulations thereunder, contain important limitations on the Company’s conduct of its business, including limitations on dividends, repurchases of common stock, acquisitions, and executive compensation. These limitations may adversely impact the Company’s ability to attract nongovernmental capital and to recruit and retain executive management and other personnel and its ability to compete with other American and foreign financial institutions. One of these programs, the CPP, contains provisions that allow the U.S. Government to unilaterally modify any term or provision of contracts executed under the program.

Legislative and regulatory actions taken now or in the future may have a significant adverse effect on our operations.

In response to the recent economic crisis, various legislative proposals that would materially restructure the regulatory framework governing the financial services industry have been introduced or are being considered for introduction in Congress. These proposals include, but are not limited to:

•	the establishment of new regulatory bodies with authority over consumer protection and systemic risk;

•	the elimination or modification of responsibilities and independence of certain existing regulatory agencies;

•	the grant of authority to state agencies to enforce state and federal laws against national banks;

•	the imposition of substantial new fees or taxes on banking organizations or classes of banking organizations;

•	limitations on the size of banking organizations or the imposition of heightened costs or burdens associated with asset size; and

•	the introduction of new resolution authority and processes for entities in the financial services industry.

Also in response to the recent economic crisis, bank regulatory agencies and international regulatory consultative bodies have proposed or appear to be considering new regulations and requirements, some of which may be imposed without formal promulgation. These include, but are not limited to:

•	new capital and liquidity standards imposing higher levels and different mixes of capital and having new liquidity requirements than those contained in current regulations;

•	new capital planning actions, including stress testing or similar actions and timing expectations for capital-raising;

•	new and accelerated FDIC insurance premiums;

•	limitations on the amount and manner of compensation paid to executive officers and employees generally; and

•	restrictions on the types of products and services offered by banking organizations.

Some of these proposals could adversely affect the Company by, among other things: impacting after tax returns earned by financial services firms in general; limiting the Company’s ability to grow; increasing taxes or fees on some of the Company’s funding or activities; limiting the range of products and services that the Company could offer; exposing the Company to costly litigation and regulatory actions and increasing the cost of regulatory compliance; requiring the Company to raise capital at inopportune times; and making it difficult for the Company to compete with other banking and nonbanking companies to recruit and retain executives and other employees. Others of these proposals may actually favorably impact the Company by affecting some of its competitors more adversely than the Company. The ultimate impact of these proposals cannot be predicted, as it is unclear which, if any, may eventually be enacted into law or regulation.

Economic and other circumstances, including pressure to repay TARP preferred stock, may require us to raise capital at times or in amounts that are unfavorable to the Company.

The Company’s subsidiary banks must maintain certain risk-based and leverage capital ratios as required by their banking regulators and which can change depending upon general economic conditions and their particular condition, risk profile and growth plans. Compliance with capital requirements may limit the Company’s ability to expand and has required, and may require, capital investment from the Parent. In 2008, we issued shares of preferred stock for $1.4 billion and a warrant to purchase shares of the Company’s common stock to the U.S. Treasury under TARP. There may be increasing market, regulatory or political pressure on the Company to raise capital to enable it to repay the preferred stock issued to the U.S. Treasury under TARP at a time or in amounts that may be unfavorable to the Company’s shareholders. These uncertainties and risks created by the legislative and regulatory uncertainties discussed above may themselves increase the Company’s cost of capital and other financing costs.

Negative perceptions associated with our continued participation in the U.S. Treasury’s TARP may adversely affect our ability to retain customers, attract investors, and compete for new business opportunities.

Several financial institutions which also participated in the CPP have repurchased their TARP preferred stock. There can be no assurance as to the timing or manner in which the Company may repurchase its TARP preferred stock from the U.S. Treasury. Our customers, employees and counterparties in our current and future business relationships could draw negative implications regarding the strength of the Company as a financial institution based on our continued participation in the TARP following the exit of one or more of our competitors or other financial institutions. Any such negative perceptions could impair our ability to effectively compete with other financial institutions for business or to retain high performing employees. If this were to occur, our business, financial condition, and results of operations may be adversely affected, perhaps materially.

Credit quality has adversely affected us and may continue to adversely affect us.

Credit risk is one of our most significant risks. The Company’s level of credit quality continued to weaken during 2009 in most loan types and markets in which the Company operates. We expect continued credit quality weakness over the next few quarters.

Failure to effectively manage our interest rate risk could adversely affect us.

Net interest income is the largest component of the Company’s revenue. The management of interest rate risk for the Company and all bank subsidiaries is centralized and overseen by an Asset Liability Management Committee appointed by the Company’s Board of Directors. The Company has been successful in its interest rate risk management as evidenced by achieving a relatively stable net interest margin over the last several years when interest rates have been volatile and the rate environment challenging. Factors beyond the Company’s control can significantly influence the interest rate environment and increase the Company’s risk. These factors include competitive pricing pressures for our loans and deposits, adverse shifts in the mix of deposits and other funding sources, and volatile market interest rates subject to general economic conditions and the policies of governmental and regulatory agencies, in particular the FRB.

Our ability to maintain adequate sources of funding and liquidity has been and may continue to be adversely affected by market conditions.

Funding availability, as opposed to funding cost, remained a more important risk factor during 2009, as a global liquidity crisis continued to affect financial institutions generally, including the Company. However, the Company was able to take a number of actions during the year to augment its capital and liquidity (See “Capital Management” on page 126 in MD&A and Notes 11, 13 and 14 of the Notes to Consolidated Financial Statements for further information on funding availability). It is expected that liquidity stresses will continue to be a risk factor in 2010 for the Company, the Parent and its affiliate banks.

The quality and liquidity of our asset-backed securities investment portfolio has adversely affected us and may continue to adversely affect us.

The Company’s asset-backed securities investment portfolio includes collateralized debt obligations (“CDOs”) collateralized by trust preferred securities issued by banks, insurance companies, and real estate investment trusts (“REITs”) that may have some exposure to construction loan, commercial real estate, and the subprime markets and/or to other categories of distressed assets. In addition, asset-backed securities also include structured asset-backed collateralized debt obligations (“ABS CDOs”) (also known as diversified structured finance CDOs) which have minimal exposure to subprime and home equity mortgage securitizations. Factors beyond the Company’s control can significantly influence the fair value and impairment status of these securities. These factors include but are not limited to defaults and deferrals by debt issuers, rating agency downgrades of securities, lack of market pricing of securities or the return of market pricing that varies from the Company’s current model valuations, rating agency downgrades of monoline insurers that insure certain asset-backed securities, continued instability in the credit markets, and changes in prepayment rates and future interest rates. See “Investment Securities Portfolio” on page 91 for further details.

We have been unprofitable and may continue to be unprofitable, and such lack of profitability could have particular adverse effects on us, such as restricting our ability to pay dividends or requiring a valuation allowance against our deferred tax asset.

The Parent and certain of its subsidiary banks have been unprofitable in each of the most recent five quarters. The ability of banks and bank holding companies to pay dividends is restricted by regulatory requirements, including profitability and the need to maintain required levels of capital. Continuing lack of profitability exposes the Company to the risk that regulators could restrict the ability of our subsidiary banks to pay dividends to the Parent and/or of the Parent to declare and pay dividends on its common stock, preferred stock or trust preferred securities. It also increases the risk that the Company may have to establish a “valuation allowance” against its net deferred tax asset (“DTA”). The Parent and some of its subsidiary banks already have some disallowed DTA for regulatory capital purposes.

We and/or the holders of our securities could be adversely affected by unfavorable rating actions from rating agencies.

Our ability to access the capital markets is important to our overall funding profile. This access is affected by the ratings assigned by rating agencies to us, certain of our affiliates and particular classes of securities that we and our affiliates issue. The interest rates we pay on our securities are also influenced by, among other things, the credit ratings that we, our affiliates, and/or our securities receive from recognized rating agencies. The rating agencies have in the past downgraded our ratings. Further downgrades could increase our costs or otherwise have a negative effect on the market price of our securities, our ability to access capital markets, or our results of operations or financial condition.

We could be adversely affected by accounting, financial reporting, and regulatory and compliance risk.

The Company is exposed to accounting, financial reporting, and regulatory/compliance risk. The Company provides to its customers, and uses for its own capital, funding and risk management needs, a number of complex financial products and services. Estimates, judgments and interpretations of complex and changing accounting and regulatory policies are required in order to provide and account for these products and services. Identification, interpretation and implementation of complex and changing accounting standards as well as compliance with regulatory requirements, therefore pose an ongoing risk.

We could be adversely affected by litigation and legal claims.

The Company is subject to risks associated with legal claims and litigation. The Company’s exposure to claims and litigation has increased and may further increase as a result of stresses on customers, counterparties and others arising from the current economic crisis or otherwise.

We could be adversely affected by failure in our internal controls.

A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of the Company. We continue to devote a significant amount of effort, time and resources to improving our controls and ensuring compliance with complex accounting standards and regulations.

We could be adversely affected as a result of acquisitions.

From time to time the Company makes acquisitions including the acquisition of assets and liabilities of failed banks from the FDIC acting as a receiver. The FDIC-supported transactions are subject to loan loss sharing agreements. Failure to comply with the terms of the agreements could result in the loss of indemnification from the FDIC. The success of any acquisition depends, in part, on our ability to realize the projected cost savings from the acquisition and on the continued growth and profitability of the acquisition target. We have been successful with most prior acquisitions, but it is possible that the merger integration process with an acquisition target could result in the loss of key employees, disruptions in controls, procedures and policies, or other factors that could affect our ability to realize the projected savings and successfully retain and grow the target’s customer base.

The Company’s Board of Directors has established an Enterprise Risk Management policy and has appointed an Enterprise Risk Management Committee to oversee and implement the policy. In addition to credit and interest rate risk, the Committee also monitors the following risk areas: market risk, liquidity risk, operational risk, compliance risk, information technology risk, strategic risk, compensation-related risk, and reputation risk.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC’s staff 180 days or more before the end of the Company’s fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

At December 31, 2009, the Company operated 491 domestic branches, of which 283 are owned and 208 are leased. The Company also leases its headquarters offices in Salt Lake City, Utah. Other operations facilities are either owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance, and taxes. For additional information regarding leases and rental payments, see Note 18 of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

The information contained in Note 18 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on Nasdaq on February 16, 2010 was $18.26 per share.

The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on Nasdaq:

	2009		2008
	High	Low	High		Low
1st Quarter	$25.52	5.90	57.05		39.31
2nd Quarter	20.97	8.88	51.15		29.46
3rd Quarter	20.36	10.25	107.21	[1]	17.53
4th Quarter	19.03	12.50	47.94		21.07

[1]

This trading price was an anomaly resulting from electronic orders at the opening of the market on September 19, 2008 in response to the SEC’s announcement (prior to the market opening that day) of its temporary emergency action suspending short selling in financial companies. The closing price on September 19, 2008 was $52.83.

During 2009 the Company issued $472.7 million of new common stock consisting of 31,741,425 shares at an average price of $14.89 per share. Net of issuance costs and fees, the issuances added $464.1 million to common stock.

As of February 16, 2010, there were 6,303 holders of record of the Company’s common stock.

EQUITY CAPITAL AND DIVIDENDS

We have 3,000,000 authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. As of December 31, 2009, 67,952, 110,388, and 1,400,000 of preferred shares series A, C, and D, respectively, have been issued and are outstanding. In addition, holders of $1.1 billion of the Company’s subordinated debt have the right to convert that debt into either Series A or C preferred stock, and that therefore the Company has reserved for possible future issuance approximately 1.1 million shares of authorized preferred stock. In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid quarterly in arrears. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. The series A and C shares are registered with the SEC.

The Series D Fixed-Rate Cumulative Perpetual Preferred Stock was issued on November 14, 2008 to the U.S. Department of the Treasury for $1.4 billion in a private placement exempt from registration. The EESA authorized the U.S. Treasury to provide funds to eligible financial institutions participating in the TARP Capital Purchase Program. The capital investment includes the issuance of preferred shares of the Company and a warrant to purchase common shares pursuant to a Letter Agreement and a Securities Purchase agreement (collectively “the Agreement”). The preferred shares are ranked pari passu with the Series A and C preferred shares. The dividend rate of 5% increases to 9% after the first five years. Dividend payments are made on the 15th day of February, May, August, and November. The warrant allows the U.S. Treasury to purchase up to 5,789,909 shares of the Company’s common stock exercisable over a 10-year period at a price per share of $36.27. The preferred shares and the warrant qualify for Tier 1 regulatory capital. The Agreement subjects the Company to certain restrictions and conditions including those related to common dividends, share repurchases, executive compensation, and corporate governance.

We recorded the total $1.4 billion of the preferred shares and the warrant at their relative fair values of $1,292.2 million and $107.8 million, respectively. The difference from the par amount of the preferred shares is accreted to preferred stock over five years using the interest method with a corresponding adjustment to preferred dividends.

The frequency and amount of common stock dividends paid during the last two years are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009	$0.04	0.04	0.01	0.01
2008	0.43	0.43	0.43	0.32

In January 2010, the Company’s Board of Directors approved a dividend of $0.01 per common share payable on February 24, 2010 to shareholders of record on February 10, 2010. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information contained in Item 12 of this Form 10-K is incorporated by reference herein.

SHARE REPURCHASES

The following table summarizes the Company’s share repurchases for the fourth quarter of 2009:

Period	Total number of shares repurchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
October	341	$16.85	–	$56,250,315
November	404	13.11	–	56,250,315
December	8,944	13.12	–	56,250,315

Fourth quarter	9,689	13.25	–

[1]	All share repurchases during the fourth quarter of 2009 were made to pay for payroll taxes upon the vesting of restricted stock.

The Company has not repurchased any shares under the Common Stock Repurchase Plan since August 16, 2007. It is prohibited from repurchasing any common shares through an authorized share repurchase program by terms of the CPP until the Company’s Series D preferred stock has been fully repaid or the U.S. Treasury otherwise ceases to own any such preferred stock.

PERFORMANCE GRAPH

The following stock performance graph compares the five-year cumulative total return of Zions Bancorporation’s common stock with the Standard & Poor’s 500 Index and the KBW Bank Index which include Zions Bancorporation. The KBW Bank Index is a market capitalization-weighted bank stock index developed and published by Keefe, Bruyette & Woods, Inc., a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 24 geographically diverse stocks representing national money center banks and leading regional financial institutions. The stock performance graph is based upon an initial investment of $100 on December 31, 2004 and assumes reinvestment of dividends.

	2004	2005	2006	2007	2008	2009
Zions Bancorporation	100.0	113.3	125.9	73.1	40.2	21.3
KBW Bank Index	100.0	103.2	120.7	94.5	49.8	48.9
S&P 500	100.0	104.9	121.4	128.1	80.8	102.1

ITEM 6.	SELECTED FINANCIAL DATA

Financial Highlights

(In millions, except per share amounts)	2009/2008 Change	2009	2008	2007	2006	2005[3]
For the Year
Net interest income	-4%	$1,897.5	1,971.6	1,882.0	1,764.7	1,361.4
Noninterest income	+322%	804.1	190.7	412.3	551.2	436.9
Total revenue	+25%	2,701.6	2,162.3	2,294.3	2,315.9	1,798.3
Provision for loan losses	+211%	2,016.9	648.3	152.2	72.6	43.0
Noninterest expense	+13%	1,671.5	1,475.0	1,404.6	1,330.4	1,012.8
Impairment loss on goodwill	+80%	636.2	353.8	–	–	0.6
Income (loss) before income taxes	-416%	(1,623.0)	(314.8)	737.5	912.9	741.9
Income taxes (benefit)	-825%	(401.3)	(43.4)	235.8	318.0	263.4
Net income (loss)	-350%	(1,221.7)	(271.4)	501.7	594.9	478.5
Net income (loss) applicable to noncontrolling interests	-10%	(5.6)	(5.1)	8.0	11.8	(1.6)
Net income (loss) applicable to controlling interest	-357%	(1,216.1)	(266.3)	493.7	583.1	480.1
Net earnings (loss) applicable to common shareholders	-325%	(1,234.4)	(290.7)	479.4	579.3	480.1

Per Common Share
Net earnings (loss) – diluted	-270%	(9.92)	(2.68)	4.40	5.35	5.16
Net earnings (loss) – basic	-270%	(9.92)	(2.68)	4.45	5.45	5.26
Dividends declared	-94%	0.10	1.61	1.68	1.47	1.44
Book value[1]	-35%	27.85	42.65	47.17	44.48	40.30
Market price – end		12.83	24.51	46.69	82.44	75.56
Market price – high[2]		25.52	57.05	88.56	85.25	77.67
Market price – low		5.90	17.53	45.70	75.13	63.33

At Year-End
Assets	-7%	51,123	55,093	52,947	46,970	42,780
Net loans and leases	-4%	40,189	41,659	38,880	34,415	29,871
Deposits	+1%	41,841	41,316	36,923	34,982	32,642
Long-term borrowings	-22%	2,033	2,622	2,591	2,495	2,746
Shareholders’ equity:
Preferred equity	-5%	1,503	1,582	240	240	–
Common equity	-15%	4,190	4,920	5,053	4,747	4,237
Noncontrolling interests	-37%	17	27	31	43	28

Performance Ratios
Return on average assets		(2.25)%	(0.50)%	1.01%	1.32%	1.43%
Return on average common equity		(28.35)%	(5.69)%	9.57%	12.89%	15.86%
Efficiency ratio		61.34%	67.47%	60.53%	56.85%	55.67%
Net interest margin		3.94%	4.18%	4.43%	4.63%	4.58%

Capital Ratios[1]
Equity to assets		11.17%	11.85%	10.06%	10.71%	9.97%
Tier 1 leverage		10.38%	9.99%	7.37%	7.86%	8.16%
Tier 1 risk-based capital		10.53%	10.22%	7.57%	7.98%	7.52%
Total risk-based capital		13.28%	14.32%	11.68%	12.29%	12.23%
Tangible common equity		6.12%	5.89%	5.70%	5.98%	5.28%
Tangible equity		9.16%	8.91%	6.23%	6.61%	5.35%

Selected Information
Average common and common-equivalent shares (in thousands)		124,443	108,908	108,408	107,957	92,994
Common dividend payout ratio		na	na	37.82%	27.10%	27.14%
Full-time equivalent employees		10,529	11,011	10,933	10,618	10,102
Commercial banking offices		491	513	508	470	473
ATMs		602	625	627	578	600

[1]	At year-end.
[2]

The actual high price for 2008 was $107.21. However, this trading price was an anomaly resulting from electronic orders at the opening of the market on September 19, 2008 in response to the SEC’s announcement (prior to the market opening that day) of its temporary emergency action suspending short selling in financial companies. The closing price on September 19, 2008 was $52.83.

[3]	Amounts for 2005 include Amegy Corporation at December 31, 2005 and for the month of December 2005. Amegy was acquired on December 3, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY

Company Overview

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) together comprise a $51 billion financial holding company headquartered in Salt Lake City, Utah. As of September 30, 2009, the Company was the 17th largest domestic bank holding company in terms of deposits. At December 31, 2009, the Company operated banking businesses through 491 domestic branches and 602 ATMs in ten Western and Southwestern states: Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, and Washington. Our banking businesses include: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”).

The Company also operates several specialty financial services and financial technology businesses that conduct business on a regional or national scale. The Company is a national leader in Small Business Administration (“SBA”) lending, public finance advisory services, and software sales and cash management services related to “Check 21 Act” electronic imaging and clearing of checks. In addition, Zions is included in the Standard and Poor’s 500 (“S&P 500”) and NASDAQ Financial 100 indices.

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

Business Strategies

We believe that the Company distinguishes itself by having a long-term strategy for growth in its banking businesses that is unique for a bank holding company of its size. This growth strategy is driven by four key factors: (1) focus on high growth markets; (2) keep decisions that affect customers local; (3) centralize technology and operations to achieve economies of scale; and (4) centralize and standardize policies and management controlling key risks. These strategies are more fully set forth as follows:

Focus on High Growth Markets

Each of the states in which the Company conducts its banking businesses has experienced relatively high levels of historical economic growth and each ranks among the top one-third of states as ranked by population and household income growth projected by the U.S. Census Bureau. Despite weaker employment and economic growth in some of these markets in 2009, which may persist through much of 2010, the Company believes that over the medium to longer term all of these markets will continue to be among the fastest growing in the country.

Schedule 1

DEMOGRAPHIC PROFILE

BY STATE

(Dollar amounts in thousands)	Number of branches 12/31/2009	Deposits at 12/31/2009[1]	Percent of Zions’ deposit base	Estimated 2009 total population[2]	Estimated population % change 2000-2009[2]	Projected population % change 2009-2014[2]	Estimated median household income 2009[2]	Estimated household income % change 2000-2009[2]	Projected household income % change 2009-2014[2]
Utah	103	$12,514,145	29.91%	2,748,395	23.07%	11.17%	$60.3	31.88%	4.29%
California	106	9,329,215	22.30	37,933,734	11.99	5.14	61.6	29.38	4.02
Texas	82	8,880,228	21.22	24,896,267	19.40	9.25	52.4	31.19	4.03
Arizona	76	3,784,170	9.04	6,664,707	29.90	12.84	55.3	36.21	5.46
Nevada	58	3,523,708	8.42	2,746,331	37.44	14.61	58.1	30.29	4.63
Colorado	37	1,964,909	4.70	5,026,916	16.87	7.75	62.6	32.44	5.14
Idaho	26	1,125,416	2.69	1,562,163	20.73	9.61	50.4	33.54	5.22
Washington	1	631,803	1.51	6,691,182	13.52	6.39	60.9	32.95	4.78
New Mexico	1	40,088	0.10	2,058,296	13.15	6.30	44.7	30.76	4.84
Oregon	1	46,907	0.11	3,841,859	12.29	5.81	53.5	30.62	4.01
Zions’ weighted average					16.83	7.58	57.7	31.00	4.30
Aggregate national				309,731,508	10.06	4.63	54.7	29.78	4.06

[1]	Excludes intercompany deposits.
[2]	Data Source: SNL Financial Database

The Company seeks to grow both organically and through acquisitions in these banking markets. Within each of the states where the Company operates, we focus on the market segments that we believe present the best opportunities for us. We believe that these states over time have experienced higher rates of growth, business formation, and expansion than other states. We also believe that over the long term these states will continue to experience higher rates of commercial real estate development as businesses provide housing, shopping, business facilities and other amenities for their growing populations. However, in the near term growth in many of our geographies and market segments has slowed markedly due to weakening economic conditions and loan demand. We have recently experienced net portfolio shrinkage in distressed real estate markets in the Southwest.

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

While these long-term strategies have not changed, the severe economic recession that unfolded in 2009 following the financial crises of 2007-2008 meant that of necessity much of management’s focus in 2009 was on guiding the Company successfully through these severely adverse conditions, as described further below.

MANAGEMENT’S OVERVIEW OF 2009 PERFORMANCE

The financial crisis and economic recession that became severe in the fall of 2008, with the collapse of Lehman Brothers and the de facto government takeovers of Fannie Mae, Freddie Mac, and American International Group, Inc. continued and deepened in 2009. Capital and financing markets for banks were effectively limited in the last third of 2008, and access remained limited through the first quarter of 2009.

As this crisis unfolded and became more severe, the Federal Reserve Board (“FRB”) and later the U.S. Treasury took a series of increasingly strong and less conventional actions to try to mitigate the crisis. Starting in mid-2007, the FRB aggressively lowered short term interest rates; after a brief pause in mid-2008, this aggressive reduction resumed and left the target Fed Funds rate at an all-time low of 0-0.25% at year-end 2008 through 2009. In 2008 the FRB introduced a number of programs to directly provide greater liquidity to a financial system under severe stress. In 2009 the FRB added additional programs to stabilize and provide liquidity to financial markets. It was particularly active in directly purchasing over $1 trillion of mortgage-backed securities. At the same time, however, other temporary supports put into place began to be withdrawn in the latter half of 2009. In the first half of 2009, the government required nineteen of the largest financial institutions to undergo a government-directed “stress test” to determine whether they had sufficient capital to withstand severe losses. After this test, several of these institutions repaid the Capital Purchase Program preferred stock investment made in 2008 by the U.S. Treasury, after raising significant amounts of capital. This had the effect of reopening to some extent the capital markets to financial institutions. The Company took advantage of these slowly improving market conditions to raise various forms of capital and term financing at various times throughout the remainder of 2009.

The increased level of FDIC deposit insurance to $250,000, first established in October 2008, remains in effect. In addition, the FDIC’s program to provide full deposit insurance coverage for noninterest-bearing transaction deposit accounts was extended through June 30, 2010, unless insured banks elect to opt out of the program. The Company did not opt out of this program.

The crisis and ensuing severe economic recession adversely impacted the Company’s performance and management focused a great deal of attention on managing the impact of the crisis. Key impacts included, among other things, restricted access to capital and funding markets, higher cost of capital and funding, investor and regulatory pressure to maintain strong capital levels, deteriorating credit quality which resulted in rising levels of loan losses and provision for loan losses, deteriorating values and other than temporary impairment charges related to the Company’s investment securities portfolio, and impairment of goodwill related to the acquisition of Amegy Bank in 2005.

Collectively, these factors had a significant adverse impact on the Company’s performance. The Company reported a net loss applicable to common shareholders for 2009 of $1,234.4 million or $9.92 per diluted common share as compared to a net loss of $290.7 million or $2.68 per diluted common share for 2008. This compares with net earnings applicable to common shareholders of $479.4 million or $4.40 per diluted share for 2007. Return on average common equity was (28.35)% and return on average assets was (2.25)% in 2009, compared with (5.69)% and (0.50)% in 2008 and 9.57% and 1.01% in 2007.

The key drivers of the Company’s performance during 2009 were as follows:

Schedule 2

KEY DRIVERS OF PERFORMANCE

2009 COMPARED TO 2008

Driver	2009	2008	Change better/(worse)
	(In billions)
Average net loans and leases	$41.5	40.8	2%
Average total noninterest-bearing deposits	11.1	9.1	22%
Average total deposits	42.8	37.6	14%

	(In millions)
Net interest income	$1,897.5	1,971.6	(4)%
Provision for loan losses	(2,016.9)	(648.3)	(211)%
Net impairment and valuation losses on securities	(492.6)	(317.1)	(55)%
Impairment loss on goodwill	(636.2)	(353.8)	(80)%

Net interest margin	3.94%	4.18%	(24	)bp
Ratio of nonperforming assets, excluding FDIC-supported assets, to net loans and leases and other real estate owned	6.00%	2.71%	(329	)bp
Efficiency ratio	61.34%	67.47%	613	bp

	(In billions)
Total Tier 1 regulatory capital raised*	$1.06	0.29	266%

	(In millions of shares)
Total net common shares issued	35.1	8.2	328%

bp – basis points

* Excludes the impact of TARP preferred stock

The Company’s performance in 2009 compared to 2008 reflected the following:

•

Weak internal loan growth in the latter half of 2008 became actual loan portfolio run-off in 2009 as loan demand continued to weaken during the national recession. The Company’s growing loan charge-offs were a further drag on net loan balances.

•	Strong deposit growth, particularly of noninterest-bearing deposits, which resulted in significant excess reserves kept with the Federal Reserve Bank.

•

Strengthening net interest margin during the first half of the year, due to higher spreads on new loans and lower funding costs, followed by a reduced net interest margin in the latter half of the year. This resulted largely from the amortization of the increased debt discounts resulting from the Company’s modification of over $1 billion of subordinated debt in June 2009.

•

Increased nonperforming loans and other assets, loan losses and provisions for loan losses stemming from continued credit-quality deterioration. While most loan losses occurred in our Southwestern residential land acquisition, development and construction lending portfolios, credit quality weakened more broadly in other loan types and geographic markets as the recession became severe and national in scope.

•

Significant net impairment and valuation losses on the Company’s investment securities, primarily its portfolio of bank trust preferred CDOs, as the number of failed banks and banks deferring payment on trust preferred securities grew throughout the year.

•

Goodwill impairment charges resulting from the Company’s determination during the first quarter that approximately 51% of the goodwill at Amegy was impaired. This accounted for over 99% of the total $636 million during the year.

•

Significant additions to the Company’s capital base and financial liquidity through a number of different actions including nonoperating gains from capital actions and acquisition related gains. While these actions significantly strengthened the Company, they resulted in meaningful dilution of existing shareholder’s interests and a drag on future earnings from increased interest expense.

Loan and Deposit Growth

From 2005 through 2008, the Company experienced steady and strong loan growth and moderate deposit growth, augmented in 2005 and 2006 by the Amegy acquisition, in 2007 by the Stockmen’s acquisition, and in 2008 by the Silver State acquisition (deposits only). From 2004 through 2006, we consider this performance to be primarily a result of strong economic conditions throughout most of our geographical footprint, and of effectively executing our operating strategies. The continued strong organic loan growth in the latter half of 2007 may also have begun to reflect the increasing lack of nonbank sources of credit as global credit market conditions deteriorated sharply. Chart 4 depicts this growth.

After strong growth in the first half of 2008, loan growth slowed sharply in the latter half, and continued to slow throughout 2009. Loan demand weakened throughout 2009 in all geographic markets that the Company serves, and in most core loan types, as a result of sharply curtailed real estate activities and the national recession. The net shrinkage in the commercial construction and land development ($1.96 billion, or 26.1%) and commercial and industrial ($1.53 billion, or 13.3%) loan categories was particularly noteworthy. In addition to weak loan demand, significant loan charge-offs contributed to these declines, particularly in the construction and land development category. The Company experienced significant organic net growth only in the commercial real estate term loan category, which grew by $1.1 billion, or 17.1%. This growth reflected both new originations as well as the completion of credit-worthy construction projects that “rolled” into term loans. The Company also acquired loans in three transactions with the FDIC related to failed banks (Alliance and Vineyard banks in California and Great Basin Bank in Nevada); these loans totaled $1.4 billion at year-end 2009, compared to zero at the end of 2008. However, these sources of growth were not sufficient to offset declines in other categories, and the Company’s loan portfolio shrank $1.5 billion, or 3.5%; excluding FDIC-supported loans, the shrinkage was $2.9 billion, or 7.0% for the full year 2009.

While total deposits were relatively unchanged, core deposit growth in 2009 was strong, which enabled the Company to pay down more expensive sources of funding, including wholesale borrowings from Federal Home Loan Banks and time deposits, and to reduce interest expense significantly. Growth was particularly strong in noninterest-bearing transaction accounts ($2.64 billion, or 27.3%) and savings and NOW accounts ($1.39 billion or 31.2%). The Company believes that both the unlimited deposit insurance coverage of noninterest-bearing transaction accounts and the very low short-term interest rate levels resulting from Federal Reserve policy, as well as the Company’s own sales efforts contributed to this growth. The FDIC-assisted acquisitions discussed above contributed relatively less to deposit growth than to loan totals, as a large portion of their total funding was from high-cost certificates of deposits, brokered deposits, and other expensive deposits; a large portion of these deposits left the Company, by design, when rates on such accounts were reset to lower levels.

Credit Quality

The ratio of nonperforming lending-related assets, excluding FDIC-supported assets, to net loans and other real estate owned (“OREO”) increased to 6.00% at year-end, compared to 2.71% at the end of 2008. See Chart 5. Net loan charge-offs for 2009 were $1,172.6 million, or 2.90% of average loans, excluding FDIC-supported loans, compared to $393.7 million or 0.96% of average loans for 2008. Chart 7 highlights net charge-offs by loan category. The provision for loan losses increased significantly during 2009 to $2,016.9 million compared to $648.3 million for 2008. While the Company’s ratio of net charge-offs to average loans and leases, excluding FDIC-supported loans, is now higher than the peer median (see Chart 6), its ratio of nonperforming assets to net loans and OREO, excluding FDIC-supported assets, is now below the peer median (see Chart 5).

These trends reflect the impact of varying degrees of deteriorating credit quality in most of the Company’s loan types and geographic regions as a result of the national recession. The rate of deterioration was most severe in the first half of the year, and showed signs of stabilization in the fourth quarter of 2009. Net charge-offs came predominantly from the commercial real estate portfolio (see Chart 7), mainly construction and land development. As a result of the economic recession’s continued adverse impact on credit quality, the Company continued to strengthen its allowance for credit losses, which stood at 4.25% at year-end 2009 (see Chart 8).

Note: Peer group is defined as bank holding companies

with assets > $10 billion excluding banks providing

primarily trust services.

Peer data source: SNL Financial Database

* Excluding FDIC-supported assets

Note: Peer group is defined as bank holding companies

with assets > $10 billion excluding banks providing

primarily trust services.

Peer data source: SNL Financial Database

* Excluding FDIC-supported loans

Note: Peer group is defined as bank holding companies

with assets > $10 billion excluding banks providing

primarily trust services.

Peer data source: SNL Financial Database

* Excluding FDIC-supported loans

Interest Rate Risk

Our focus in managing interest rate risk traditionally has been to not take positions based upon management’s forecasts of interest rates, but rather to maintain a position of slight “asset-sensitivity.” However, in 2009, in response to short term interest rates that were at or near zero, and term interest rates at historic lows, the Company has positioned its balance sheet to be more asset sensitive than its historical position. It has chosen not to take certain actions commonly used in the industry to increase duration and reduce asset sensitivity, such as using excess liquidity to buy longer term securities. This means that our assets (primarily loans) tend to reprice slightly more quickly than our liabilities (primarily deposits). The Company historically has made extensive use of interest rate swaps to hedge interest rate risk in order to seek to achieve this desired position. This practice has enabled us to achieve a relatively stable net interest margin during periods of volatile interest rates, which is depicted in Chart 9.

Market levels of interest rates remained at historically low and relatively unchanged levels throughout 2009. Therefore, changes in loan and deposit pricing and in the composition of earning assets and funding were more significant drivers of the net interest income and margin than the Company’s hedging strategies. The Company pushed spreads over cost of funds on newly originated loans higher throughout most of the year. In part this was accomplished through the use of pricing floors on a significant amount of newly originated or renewed variable rate loans. At year-end 2009, $10.6 billion (26.3% of total loans) had floors or other pricing characteristics that were “in the money” relative to their underlying pricing index plus spread. Offsetting this was the loss of interest income from nonperforming lending related assets, which totaled $2.8 billion at year-end 2009, compared to $1.1 billion at year-end 2008. The cost of funding was favorably impacted by the significant increase in noninterest-bearing deposits discussed above, as well as both rate declines in all interest-bearing deposit categories and a shift toward a lower cost mix of such deposits.

Due to changes in newly originated and renewed loan spreads, changes in the relationship between the prime rate and London Inter-Bank Offer Rate (“LIBOR”), changes in the pattern of prime rate behavior in several of our banks, and other factors, our hedging strategy continued to be more difficult to conduct in 2009. In particular, a number of our interest rate swaps were terminated that had ineffectiveness under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 815, Derivatives and Hedging, and the Company elected not to replace them at historically low interest rates. Instead, the Company relied more on obtaining interest rate floors on new and renewed loans, as discussed previously. On the whole, Company management believes its actions continued to result in one of the highest and most stable net interest margins in the industry. We believe that our risk position at December 31, 2009 was more “asset sensitive” than has typically been the case.

As noted previously (see “Loan and Deposit Growth”), the lower-cost core deposit categories grew significantly during 2009, while reliance on higher-cost sources of funding was reduced. In addition, rates paid on most interest-bearing funding sources declined significantly in 2009 compared to 2008 due to weak economic conditions and the Federal Reserve’s policy of maintaining low short term interest rates and injecting liquidity into the banking system. These factors contributed significantly to an overall lower cost of funding in 2009 compared to 2008, and therefore to the maintenance of a relatively high net interest margin.

Taxable-equivalent net interest income in 2009 decreased 3.7% from 2008. The net interest margin declined to 3.94% for 2009, down from 4.18% for 2008. The Company was able to achieve this performance despite rising levels of nonaccrual loans and other nonperforming assets and the impact of debt modification discount amortization. These factors resulted in a fairly steady compression, until the fourth quarter, of the net interest margin.

Note: Peer group is defined as bank holding companies

with assets > $10 billion excluding banks providing

primarily trust services.

Peer data source: SNL Financial Database

See “Interest Rate Risk” on page 117 for more information regarding the Company’s asset-liability management (“ALM”) philosophy and practice and interest rate risk management.

Controlling Expenses

During 2009, the Company’s efficiency (expense-to-revenue) ratio improved to 61.3% from 67.5% for 2008. The efficiency ratio is the relationship between noninterest expense and total taxable-equivalent revenue. Despite this improvement, the efficiency ratio continued to be adversely impacted by the effect on revenue of the net impairment and valuation losses on securities as previously discussed. Because of the significant securities impairment and valuation losses, the Company believes that its efficiency ratio is not a particularly useful measure of how well operating expenses were contained in 2008 and 2009; nor does it believe that this measure is particularly useful for its peers, many of which also experienced large losses and impairment charges as a result of market turmoil and deteriorating credit conditions. Noninterest expense increased 13.3% in 2009 compared to 2008. This increase resulted mainly from the increased provision for unfunded lending commitments, OREO and credit-related expenses, and FDIC premiums; excluding the effects of these items, noninterest expense decreased 2.1% in 2009 compared to 2008.

Note: Peer group is defined as bank holding companies

with assets > $10 billion excluding banks providing

primarily trust services.

Peer data source: SNL Financial Database

Capital

As regulated financial institutions, the Parent and its subsidiary banks are required to maintain adequate levels of capital as measured by several regulatory capital ratios. One of our goals is to maintain capital levels that are at least “well capitalized” under regulatory standards. The Company and each of its banking subsidiaries exceeded the “well capitalized” guidelines at December 31, 2009. In addition, the Parent and certain of its banking subsidiaries have issued various debt securities that have been rated by the principal rating agencies. As a result, another goal is to maintain capital at levels consistent with an “investment grade” rating for these debt securities. The Company has maintained its “investment grade” debt ratings from Standard & Poors, Fitch and Dominion Bond Rating Service, but has a rating that is significantly below investment grade from Moody’s.

During 2009 the Company took a variety of actions that had the effect of augmenting its capital in the face of continuing operating losses and stress in its loan and securities portfolios. Collectively these actions totaled $1.06 billion and included:

•	Issuance of $464.1 million of common equity under two common equity distribution programs;

•	Common equity increased $124.9 million from preferred stock redemptions and conversions into common equity;

•	Preferred equity decreased $108.6 million due to the impact of the preferred stock redemptions, conversions into common stock, and subordinated debt conversions into preferred stock;

•

Modification of $1.2 billion of subordinated debt to add options allowing the holder to convert debt into either of two outstanding issues of preferred stock which resulted in a $478.5 million increase in common equity net of increased debt discount amortization expense;

•	Acquisitions of three failed banks with FDIC assistance at “bargain purchase” prices, which added $99.2 million to common equity; and

•	In July 2009, the Company reduced the dividend on its common stock to $0.01 per share per quarter in order to preserve capital.

These actions are summarized in Schedule 3. In deciding what capital actions to take, Company management has attempted to raise amounts prudently needed while causing as little dilution as possible to the ownership interests of existing shareholders, under very difficult market conditions. The results of this approach are shown in Chart 11, and indicate that during 2009 the Company added 36.8% to its core capital base while adding only 30.0% to common shares outstanding.

Schedule 3

TIER 1 REGULATORY CAPITAL ACTIONS

	Increase to
	Statement of income			Tier 1 equity
(In millions)	Pretax		After-tax
Common equity issuances	$			464.1
Common equity from preferred stock conversions and redemptions		84.6	84.6	124.9
Preferred equity reduction from conversions and redemptions				(108.6)
Gain on subordinated debt modification, net of increased discount amortization of $62.4 million		446.5	275.7	275.7
Beneficial conversion feature recorded in common stock				202.8
Acquisition related gains		169.2	99.2	99.2

			$459.5	1,058.1

The Company expects that it (and the banking industry as a whole) may be required by market forces and/or regulation to operate with higher capital ratios than in the recent past. In addition, the CPP capital preferred dividend is scheduled to increase from 5% to 9% in 2013, making it more expensive as a source of capital if not redeemed at or prior to that time. Thus, in addition to maintaining higher levels of capital, the Company’s capital structure may continue to be subject to greater variation over the next few years than has been true historically, due to the still highly uncertain economic and regulatory environments. Therefore, in 2010, continuing to preserve and augment capital in response to these uncertainties and in preparation for the eventual repayment of TARP CPP preferred stock are likely to take precedence over making capital investments to expand the business, or returning capital to shareholders in the form of higher dividends or share repurchases.

Challenges to Operations

As we enter 2010, we see a number of significant challenges confronting the industry and our Company.

Global capital and funding markets remain under stress; however, domestic credit spreads from the related financing have narrowed significantly since the height of the downturn, providing an improved operating environment for financial services companies. Nevertheless, continued economic conditions may lead to:

•	Continued elevated levels of substandard loans, with the possibility of further material deterioration if the macroeconomic recovery reverses course.

•

Further declines in value and potential other than temporary impairment (“OTTI”) charges on CDO securities we own that are largely collateralized by junior debt and trust preferred debt issued by banks and insurance companies.

Regulatory policy and actions have become increasingly subject to change and difficult to predict, both in general and as they may be applied specifically to the Company. A number of proposals have been offered by the President, the Federal Reserve, members of Congress, and in international regulatory forums. Many of these proposals, if enacted, may have significant and adverse impacts on the Company, the ultimate effects of which are currently difficult to predict.

Capital and funding markets have improved significantly during the latter half of 2009, but still remain somewhat stressed as we enter 2010. The degree to which this improvement is still dependent upon unprecedented actions by the Federal Reserve System to provide direct support to various markets is difficult to quantify; therefore, the potential for additional disruption may exist in the future if and when that support is withdrawn. While the Company by many measures has higher levels of capital and funding than it has had in a very long time, the Company, like most financial institutions, at some point may need to access capital and funding markets to support its operations. The conditions under which the Company can access those markets may remain highly uncertain in 2010. Further, as discussed previously, the Company may be required to repay the preferred stock issued under TARP at a time or in amounts that may be unfavorable.

These challenges and others are more fully discussed under “Risk Factors” on page 12.

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

Fair Value Accounting

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a consistent framework for measuring fair value, and enhances disclosures about fair value measurements. Adoption of ASC 820 for the measurement of all nonfinancial assets and nonfinancial liabilities was delayed one year until January 1, 2009. The adoption of ASC 820 did not have a material effect on the Company’s consolidated financial statements, but significantly expanded the disclosure requirements for fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, ASC 820 has established a hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities; includes certain U.S. Treasury and other U.S. Government and agency securities actively traded in over-the-counter markets; certain securities sold, not yet purchased; and certain derivatives.

Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or that can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency securities; certain CDO securities; corporate debt securities; certain private equity investments; certain securities sold, not yet purchased; and certain derivatives. See “Accounting for Derivatives” on page 47 for further details on fair value accounting for derivatives.

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Additionally, observable inputs such as nonbinding single dealer quotes that are not corroborated by observable market data are included in this category. This category generally includes certain private equity investments and most CDO securities.

The Company uses models when quotations are not available for certain securities or in markets where trading activity has slowed or ceased. When quotations are not available, and are not provided by third party pricing services, management judgment is necessary to determine fair value. In situations involving management judgment, fair value is determined using discounted cash flow analysis or other valuation models, which incorporate available market information, including appropriate benchmarking to similar instruments, analysis of default and recovery rates, estimation of prepayment characteristics and implied volatilities. Even when management exercises significant judgment in determining fair value, the objective is the same: to estimate the exit price of the asset or liability.

At December 31, 2009, approximately 7.8% of total assets, or $4.0 billion, consisted of financial instruments recorded at fair value on a recurring basis. Of this amount, $2.2 billion of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. Approximately $1.8 billion of these financial assets are measured using model-based techniques or nonbinding single dealer quotes, both of which constitute Level 3 measurements. At December 31, 2009, approximately 0.3% of total liabilities, or $119 million, consisted of financial instruments recorded at fair value on a recurring basis. At December 31, 2009, approximately 0.8% of total assets, or $412 million of financial assets were valued on a nonrecurring basis.

Estimates of Fair Value

The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments, available-for-sale and trading securities, and private equity investments. Additionally, fair value is used on a nonrecurring basis to evaluate assets or liabilities for impairment or for disclosure purposes in accordance with ASC 825. Examples of these nonrecurring uses of fair value include loans held for sale accounted for at the lower of cost or fair value, impaired loans, long-lived assets, goodwill, and core deposit and other intangible assets. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. These valuation techniques and assumptions are in accordance with ASC 820.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. If observable market prices are not available, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, ASC 820 established a three-level hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data such as the Company’s own data or single dealer nonbinding pricing quotes.

Fair values for some investment securities, trading assets, and most derivative financial instruments are based on independent, third party market prices, or if identical market prices are not available they are based on the market prices of similar instruments if available. If market prices of similar instruments are not available, instruments are valued based on the best available data, some of which may not be readily observable in the market. The fair values of loans held for sale are typically based on quotes from market participants. The fair values of OREO and other repossessed assets are typically determined based on appraisals by third parties, less estimated selling costs.

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

Valuation of Asset-Backed Securities (“ABS”)

The Company values available-for-sale and held-to-maturity ABS using several methodologies based on the appropriate fair value hierarchy consistent with currently available market information. At December 31, 2009, the Company valued substantially all of the ABS portfolio using Level 3 pricing methods as follows:

Schedule 4

ABS FAIR VALUES

	Held-to-maturity			Available-for-sale
(In millions)	Par	Amortized cost	Estimated fair value	Par	Amortized cost	Estimated fair value
Trust preferred securities – bank and insurance:
Internal model	$265	265	208	2,369	1,985	1,340
Third party models	–	–	–	31	21	7
Dealer quotes	–	–	–	15	15	13
Other – Level 2	–	–	–	3	2	1

	265	265	208	2,418	2,023	1,361

Trust preferred securities – real estate investment trusts:
Third party models	–	–	–	95	56	24

	–	–	–	95	56	24

Other:
Internal model	–	–	–	2	–	–
Third party models	37	30	16	101	44	22
Dealer quotes	–	–	–	16	16	13
CDS spreads	–	–	–	54	53	27
Other – Level 2	–	–	–	16	14	15

	37	30	16	189	127	77

Municipal Securities:
Third party models	–	–	–	54	48	48
CDS spreads	–	–	–	16	15	16

	–	–	–	70	63	64

Auction Rate Securities:
Third party models	–	–	–	173	160	160

	–	–	–	173	160	160

Total	$302	295	224	2,945	2,429	1,686

Internal Model

In the third quarter of 2009, the Company changed the way it forecasts the default assumption for private banks and nonperforming public banks within its collateralized debt obligation (“CDO”) pools. Beginning in the third quarter of 2008, the Company used a combination of a licensed third party model for public companies in conjunction with third party ratings for private companies to forecast defaults of bank and insurance collateral. The third party model estimated probabilities of default (“PDs”) using a proprietary reduced form model derived using logistic regression on a historical default database. Because the licensed third party model required equity valuation related inputs (along with other macro and issuer specific inputs) to produce default probabilities, the model did not produce results for private firms and some very small public firms without readily available market data. The Company utilized the third party model to calculate the average of the default probabilities by rating level of the public collateral, and this rating level default probability was applied to each private issuer within the CDO pools. When combined with pool specific collateral lists these PDs created estimates of pool-level expected loss rates for each CDO.

This ratings bucketing approach for private issuers was replaced in the quarter ending September 30, 2009 by a statistical regression using financial ratios which the Company has identified as predictive of future bank failures for the private banks in the CDO pools. As this credit cycle has progressed, the Company has an increasingly significant data set of failed banks. The regression draws upon the quarterly Call Report ratios of failed banks for the four quarters prior to failure to determine one year default probabilities. A five year default probability is calculated by assigning a mathematical relationship to the one year and five year default probabilities from the licensed third party model. The updated model has a significantly stronger correlation with actual bank failures than in the prior method. The Company found this ratio-based approach produced higher default probabilities than the previous approach for private banks that subsequently failed during the third and fourth quarters of 2009. Although both methods produced a comparable expected number of failures, the ratio based approach exhibited better specificity in regard to predicting which banks would fail.

The inputs and regression formula were updated in the quarter ending December 31, 2009 and will be updated quarterly to include the most recent available financial ratios and to utilize those financial ratios which have best predicted bank failures during this credit cycle.

The Company has seen nearly all of the failures within its predominantly bank CDO pools come from those banks that have previously deferred the payment of interest on their trust preferred securities. The terms of the securities within the CDO pools generally allow for deferral of current interest for five years without causing default. The Company found that for the public deferring banks, the ratio-based approach generally resulted in higher PDs than did the licensed third party model for banks that subsequently failed. In the interest of better projecting public bank failures, the Company utilized the higher of PDs from its ratio-based approach and those from the licensed third party model for public deferring banks effective for the quarters ending September 30, 2009 and December 31, 2009.

In the fourth quarter, the Company increased the ratio-based PDs by a calibration adjustment of 7.8%. The calibration adjustment was calculated as the average difference between the actual 100% default probability for all banks failing in the third or fourth quarter of 2009 (both CDO and non-CDO banks) and the PD generated for each deferring bank using the ratio based approach. Ratio based PDs for deferring banks were adjusted upward by the 7.8% from the level produced by the fourth quarter regression model. The resulting effective PDs ranged from 100% for the “worst” deferring banks to 8.2% for the “best” deferring bank. The weighted average assumed loss rate on deferring collateral was 44%. The change from the 35% assumed minimum loss rate used in the third quarter of 2009 was supported by the preponderance of all failures coming from higher default probability banks and the addition, in the fourth quarter of 2009, of the calibration adjustment. These assumption changes were not material with respect to their effect on either OTTI credit loss or fair value.

The Company’s experience with deferring collateral was that 47% of the CDO collateral that elected to defer at or after January 2007 had subsequently defaulted by December 31, 2009, and 53% remained within the allowable deferrable period as of that date.

The model for projecting expected cash flows for CDO tranches after identifying collateral level probabilities of default remains the same as disclosed in previous filings. Estimates of expected loss for the individual pieces of underlying collateral are aggregated to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO. The presence OTTI is identified and the amount of the credit component of OTTI is calculated by discounting the resulting loss-adjusted cash flows at each tranche’s coupon rate and comparing that value to the Company’s amortized cost of the tranche. The fair value of each tranche is determined by discounting its resultant loss-adjusted cash flows with appropriate market-based discount rates.

Beginning in the quarter ending March 31, 2009, the Company began utilizing a more granular approach to reflect the specific risks embedded in every deal and to reference trading levels of publicly traded single-issuer trust preferred securities as a data point. This change in inputs/assumptions was driven by market developments and was not due to a change in accounting rules during the first quarter of 2009.

The discount rate assumption used for valuation purposes for each CDO tranche was derived from trading yields on publicly traded trust preferred securities and projected probabilities of default on the underlying issuers. Beginning in the quarter ending September 30, 2009, the data set included a publicly traded trust preferred security which was in deferral with regard to the payment of current interest. The discount margins on the traded securities, including the deferring security, were regressed to those of the CDOs by comparing expected levels of cash flow impairments between the CDOs and the publicly traded trust preferred securities.

For the quarter ending September 30, 2009, the Company increased the discount rate range to LIBOR +3.75% for the highest quality/most over-collateralized tranches and LIBOR +17.35% for the lowest credit quality tranche in order to reflect market level assumptions for structured finance securities. In addition, in order to acknowledge the greater uncertainty in the cash flows of those junior trust preferred CDO tranches which are “PIKing” (capitalizing interest), the Company utilized a discount rate of at least LIBOR + 13% using the forward LIBOR curve.

At December 31, 2009, the Company further increased the discount rate range to LIBOR +3.75% for the highest quality/most over collateralized tranches and LIBOR + 24.65% for the lowest credit quality tranche in order to reflect market level assumptions for structured finance securities. In addition, in order to acknowledge the greater uncertainty in the cash flows of those junior trust preferred CDO tranches which are PIKing (capitalizing interest), the Company utilized a discount rate of at least LIBOR + 13% using the forward LIBOR curve. These discount rates are in addition to the credit related discounts applied to the cash flows for each tranche. The range of the projected cumulative credit loss of the CDO pools varies extensively across pools and ranges between 8.6% and 87.8%.

CDO tranches with greater uncertainty in their cash flows should be discounted at higher rates than those that market participants would use for tranches with more stable expected cash flows (e.g., as a result of more subordination and/or better credit quality in the underlying collateral). The high end of the discount margin spectrum was applied to tranches in which minor changes in future default assumptions produced substantial deterioration in tranche cash flows. These discount rates are applied to credit-stressed cash flows, which constitute each tranche’s expected cash flows; discount rates are not applied to a hypothetical contractual cash flow.

As shown in Schedule 5, the fair value of bank and insurance CDOs (determined using an internal model) declined $128 million from $1,289 million at December 31, 2008 to $1,161 million at December 31, 2009. In 2009, the Company recorded net credit impairment of $163 million related to these CDO securities that were held in the portfolio at December 31, 2009. The decline in fair value is due primarily to the use of generally higher discount rate assumptions at year-end 2009 versus 2008, and to deterioration of projected cash flows for particular securities during the year. Schedule 5 sets forth the fair values of securities held at December 31, 2009 compared to their fair values at December 31, 2008 by original ratings level. The 2008 portion of the schedule presents securities in their 2009 ratings categories in order to isolate the 2009 changes to this securities portfolio.

The line titled “Other” in the schedule includes additions to the portfolio in 2009 from the Company purchasing securities from Lockhart Funding LLC (“Lockhart”), subtractions from the portfolio in 2009 due to securities sales and principal pay downs and transfers of securities from HTM to AFS during 2009.

Schedule 5

EFFECT OF BANK AND INSURANCE CDO ASSUMPTION CHANGES AND COLLATERAL CHANGES ON FAIR VALUES

	Estimated fair value of Level 3 bank and insurance CDOs, internal model
	December 31, 2009			December 31, 2008
(In millions)	Held-to- maturity	Available- for-sale	Total	Held-to- maturity	Available- for-sale	Total
Securities presented using 2009 categories:
AAA – original rating	$–	539	539	–	588	588
A – original rating	208	361	569	141	490	631
BBB – original rating	–	43	43	–	60	60
NR – original rating	–	10	10	–	10	10

Total securities using 2009 categories	208	953	1,161	141	1,148	1,289

Other	–	387	387	530	(510)	20

Total	$208	1,340	1,548	671	638	1,309

2008 credit assumptions: 0% recovery on deferrals and defaulted collateral. Performing collateral from TARP banks assumed to have a 40% recovery upon default and non-TARP banks assumed to have a 10% recovery upon default.

2008 discount rate assumptions: LIBOR +6.0% weighted average discount margin, with L+2.2% minimum and L+11.6% maximum.

2009 credit assumptions: 0% recovery on defaults. Probability of default on deferrals calculated by the ratio-based probability of default plus a 7.8% calibration adjustment.

2009 discount rate assumptions: LIBOR +6.97% weighted average discount margin, with L+3.75% minimum, PIKing tranches at a minimum of L+13%, and L+24.65% maximum.

The original A-rated securities in the HTM portfolio are primarily from insurance only CDOs which had lower discount rate assumptions at year end 2009 compared to year end 2008.

The following schedule sets forth the sensitivity of the current CDO fair values, using an internal model, to changes in the most significant assumptions utilized in the model:

Schedule 6

SENSITIVITY OF BANK AND INSURANCE CDO VALUATIONS TO ADVERSE CHANGES IN CURRENT MODEL KEY VALUATION ASSUMPTIONS

			Bank and insurance CDOs at Level 3
(Amounts in millions)			Held-to-maturity			Available-for-sale
Fair value balance at December 31, 2009			$208			$1,340

Expected collateral credit losses[1]

			Incremental		Cumulative	Incremental		Cumulative
Weighted average:
Loss percentage from currently defaulted or deferring collateral[2]					3.5%			18.3%
Projected loss percentage from currently performing collateral:
1 year			1.5%		5.0%	1.5%		19.8%
Years 2-5			2.8%		7.8%	2.7%		22.5%
Years 6-30			3.9%		11.7%	3.7%		26.2%
Decrease in fair value due to increase in projected loss percentage from currently performing collateral[3]	25%		$(0.3)			$(13.7)
	50%		(0.7)			(28.4)
	100%		(3.4)			(64.2)
Discount rate[4]
Weighted average spread over LIBOR			448	bp		725	bp
Decrease in fair value due to increase in discount rate	+ 100	bp	$(18.0)			$(110.3)
	+ 200	bp	(33.8)			(207.3)

[1]	The Company uses an expected credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation.
[2]

Weighted average percentage of collateral that is defaulted due to bank failures or deferring payment as allowed under the terms of the security, including a 0% recovery rate on defaulted collateral and a credit specific probability of default on deferring collateral which ranges from 8.2% to 100%.

[3]

Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30 year losses of 30.2% =26.2% + 50% (1.5%+2.7%+3.7%) and 34.1%= 26.2% + 100% (1.5%+2.7%+3.7%) respectively.

[4]	The discount rate is a spread over the LIBOR swap yield curve at the date of valuation.

During the fourth quarter the Company experienced adverse changes in the loss percentage from currently defaulted or deferring collateral and adverse changes in future cumulative projected credit losses. The changes were driven by loss experience due to default in excess of projections, future loss projections from previously performing institutions electing to defer current interest payments and the deterioration of ratios of certain institutions. Given the transfers of securities from held-to-maturity (“HTM”) to available-for-sale (“AFS”) during the second quarter of 2009, the remaining HTM portfolio is generally of better credit quality than the portion held in the AFS portfolio. See “Investment Securities Portfolio” on page 91 for further information regarding the transfers of securities.

Third Party Models

At December 31, 2009, the Company utilized third party valuation services for fifteen securities with an aggregate amortized cost of $152 million in the ABS CDO and trust preferred asset classes. These securities continued to have insufficient observable market data available to directly determine prices. The Company reviewed all relevant data inputs and the appropriateness of key model methodologies and assumptions employed by third party models. These assumptions included, but were not limited to, probability of default, collateral recovery rates, discount rates, over-collateralization levels, and rating transition probability matrices from rating agencies. The model valuations obtained from third party services were evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data which included third party and internal model results and valuations. A range of value estimates is not provided because third party vendors utilized point estimates.

Auction rate and municipal securities with an amortized cost of $208 million were valued using third party matrix referencing ratings as the key variable with regards to valuation.

Dealer Quotes

The $31 million of asset-backed securities at amortized cost are valued using nonbinding and unadjusted dealer quotes. Multiple quotes are not available and the values provided are based on a combination of proprietary dealer quotes. Broker disclosure levels vary and the Company seeks to minimize dependence on this Level 3 source.

CDS Spreads

A total of $53 million at amortized cost of insured securities were valued using the relevant monoline insurers’ credit derivative levels.

In addition, a total of $15 million of municipal securities with puts back to the underwriter in 2010 were valued using the CDS Spread of the underwriter.

See Note 4 of the Notes to Consolidated Financial Statements and “Investment Securities Portfolio” on page 91 for further information.

Other-than-Temporary Impairment (“OTTI”) – Debt Investment Securities

We review investment debt securities on an ongoing basis with formal reviews for the presence of OTTI performed quarterly. Net OTTI losses on individual investment securities are recognized as a realized loss through earnings when it is more likely than not that the Company will not collect sufficient contractual cash flows as compared to its amortized cost or the Company is unable to hold the securities to recovery.

The Company’s OTTI evaluation process conforms to the rules as required by the debt securities subsequent measurement topic in ASC 320. These rules require the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectability of debt securities, our ability and intent to hold investments until a recovery of amortized cost (which may be maturity), and other factors when evaluating for the existence of OTTI in our securities portfolio.

On January 12, 2009, the FASB amended the debt securities subsequent measurement topic in ASC 320. This amendment is effective for interim and annual reporting periods ending after December 15, 2008, applied prospectively. The amendment eliminated the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, the amendment requires that OTTI be recognized as a realized loss through earnings when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected to determine amortized cost.

On April 9, 2009, the FASB amended the debt securities subsequent measurement topic in ASC 320. This amendment was effective for interim and annual reporting periods ending after June 15, 2009, applied prospectively with a cumulative effect adjustment for prior OTTI illiquidity losses, with the option to early adopt for the first quarter of 2009. The Company elected to early adopt this amendment during the first quarter of 2009. The Company recorded a $137.5 million after tax cumulative effect adjustment upon adoption of the amendment. Retained earnings were increased and accumulated other comprehensive income decreased. The amendment significantly changes how an entity evaluates whether impairment is other than temporary and how to recognize OTTI for debt securities classified as available-for-sale or held-to-maturity.

The three most significant changes that impacted the determination and calculation of OTTI are first, a requirement that an entity conclude it does not intend to sell an impaired security and it is not “more likely than not” that it will be required to sell the security before the recovery of its amortized cost basis. Second, a requirement to assess the collectability of cash flows based on “a more likely than not” basis, as compared to the “probable” basis under the prior accounting rule. Finally, a requirement to recognize the total OTTI charge for debt securities in separate amounts – one amount representing the decrease in cash flows expected to be collected (“credit loss”), which is recognized in earnings, and the second amount representing the amount related to all other factors (“illiquidity loss”), which is recognized in OCI. Also, for securities classified as held-to-maturity, the amendment requires that the amount of OTTI recognized in OCI be accreted (through OCI) over the remaining life of the security.

The Company recognized pretax OTTI losses of $569.9 million during 2009 and $304.0 million during 2008 on investment debt securities. All of the impairment for 2009 related to securities valued using Level 3 inputs. Management determined that $289.4 million of the impairment in 2009 was due to noncredit-related losses on securities not expected to be sold, resulting in a net impairment of $280.5 million. The significant inputs used in the methodology to calculate the credit loss impairment is described under “Valuation of Asset-Backed Securities,” on page 37 with the exception that while the discount rate used for valuation is a market level discount rate, the discount rate used to determine the presence and amount of credit impairment is the security specific coupon rate. The expected cash flows are credit stressed in that they incorporate the effect of both collateral nonperformance and projected additional nonperformance.

The decision to deem these securities OTTI was based on a specific analysis of the structure of each security and an evaluation of the underlying collateral. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

Allowance for Credit Losses

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

In addition to the segment evaluations, nonaccrual loans graded substandard or doubtful with an outstanding balance of $500 thousand or more, as well as all loans designated as troubled debt restructurings, are individually evaluated in accordance with ASC 310, Receivables, to determine the level of impairment and establish a specific reserve.

The allowance for consumer loans is determined using historically developed loss experience “roll rates” at which loans migrate from one delinquency level to the next higher level. Using average roll rates for the most recent period, currently six months, and comparing projected losses to actual loss experience, the model estimates the expected losses in dollars for the forecasted period of twelve months. By refreshing the model with updated data, it is able to project losses for a new twelve-month period each month, segmenting the portfolio into twelve consumer loan product groupings and four bankcard product groupings with similar risk profiles. The residential mortgage and home equity portfolios’ models implicitly take into consideration housing price depreciation (appreciation) and homeowners’ loss (gain) of equity in the collateral by incorporating current roll rates and loss severity rates. The models make no assumptions about future housing price changes. This methodology is an accepted industry practice, and the Company believes it has a sufficient volume of information to produce reliable projections.

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

There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require us to make qualitative judgments. Although we believe that our processes for determining an appropriate level for the allowance adequately address the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for credit losses, which would negatively impact the Company’s results of operations in future periods. As an example, if a total of $1.5 billion of “pass” grade loans were to be immediately classified as “special mention,” “substandard” and “doubtful” in the same proportion as the existing criticized and classified loans to the whole portfolio, the quantitatively determined amount of the allowance for loan losses at December 31, 2009 would increase by approximately $128 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in the level of the criticized and classified loans may have on the allowance estimation process. We believe that given the procedures we follow in determining the potential losses in the loan portfolio, the various components used in the current estimation processes are appropriate.

We regularly evaluate the appropriateness of our loss estimation methods to reduce differences between estimated and actual losses and update our methodology for determining the allowance for loan losses. We have recently enhanced our internal loan loss database to provide the ability to refine our segmentation by bank, loan segment, and loan grade. During 2009, this enhancement allowed management to calculate loan loss migration factors that are self-correcting in that they are more weighted toward recent loss experience. This enhancement provided management with loss factors applicable to adversely graded credits that reflect more recent loss experience for the portfolio, and which facilitated management’s decision to increase the allowance for credit losses during mid-2009 as credit quality was deteriorating at an accelerated pace. These loss factors currently are based on the most recent six months loss rates for consumer loans, and the higher of the most recent six or twelve month loss rates for commercial loans. A preliminary reserve is then calculated that is adequate to cover one year of losses at that loss rate for consumer loans and 1.5 years for commercial loans. The final reserve is then adjusted to incorporate management’s judgment regarding several qualitative factors.

Allowance for loan losses for FDIC-supported loans

The determination of the allowance for loan losses for FDIC-supported loans follows the same process described above. However, this allowance is only established for credit deterioration subsequent to the date of acquisition and represents our estimate of the inherent losses in excess of the book value of FDIC-supported loans. The allowance for loan losses for loans acquired in FDIC-supported transactions is determined without giving consideration to the amounts recoverable through loss sharing agreements (since the loss sharing agreements are separately accounted for and thus presented “gross” on the balance sheet). The provision for loan losses is reported net of changes in the amounts recoverable under the loss sharing agreements.

Reserve for unfunded lending commitments

The Company also estimates a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. We determine the reserve for unfunded lending commitments using a process that is similar to the one we use for commercial loans. Based on historical experience, we have developed experience-based loss factors that we apply to the Company’s unfunded lending commitments to estimate the potential for loss arising from those commitments. The reserve is included with other liabilities in the Company’s consolidated balance sheet, with any related increases or decreases in the reserve included in noninterest expense in the statement of income.

Accounting for Goodwill

Goodwill arises from business acquisitions and represents the value attributable to the unidentifiable intangible elements in our acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. The Company performs this annual test as of October 1 of each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, a significant adverse change in market values of similar businesses, an adverse action by a regulator, an unanticipated change in the competitive environment, and a decision to change the operations or dispose of a reporting unit.

The first step in this evaluation process is to determine if a potential impairment exists in any of the Company’s reporting units, and if required from the results of this step, a second step measures the amount of any impairment loss. The computations required by steps 1 and 2 require us to make a number of estimates and assumptions. In completing step 1, we determine the fair value of the reporting unit that is being evaluated. In determining the fair value, we generally calculate value using a combination of up to three separate methods: comparable publicly traded financial service companies in the western and southwestern states (“Market Value”); comparable acquisitions of financial services companies in the western and southwestern states (“Transaction Value”); and the discounted present value of management’s estimates of future cash or income flows. Critical assumptions that are used as part of these calculations include:

•	selection of comparable publicly traded companies, based on location, size, and business composition;

•	selection of market comparable acquisition transactions, based on location, size, business composition, and date of the transaction;

•	the discount rate applied to future earnings, based on an estimate of the cost of capital;

•	the potential future earnings of the reporting unit;

•	the relative weight given to the valuations derived by the three methods described; and

•	the control premium associated with reporting units.

We use a similar methodology in evaluating impairment in nonbank subsidiaries, but generally assess companies and acquisition transactions at a national level in the analysis.

The Company applies a control premium in the Market Value approach to determine the reporting units’ equity values. Control premiums represent the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from control that might cause the fair value of a reporting unit as a whole to exceed its market capitalization. Based on a review of historical recent bank transactions within the Company’s geographic footprint, comparing market values 30 days prior to the announced transaction to the deal value, the Company determined that a control premium of 25% was appropriate.

Since estimates are an integral part of the impairment computations, changes in these estimates could have a significant impact on any calculated impairment amount. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, loan losses, changes in revenue growth trends, cost structures and technology, changes in discount rates, changes in equity market values and merger and acquisition valuations, and changes in industry conditions.

If step 1 indicates a potential impairment of a reporting unit, step 2 requires us to estimate the “implied fair value” of the goodwill of the reporting unit. This process estimates the fair value of the unit’s individual assets and liabilities in the same manner as if a purchase of the reporting unit were taking place. To do this, we must determine the fair value of the assets, liabilities and identifiable intangible assets of the reporting unit based upon the best available information. We estimate the fair market value of all of the tangible assets, identifiable intangible assets and liabilities of the associated reporting units in accordance with the principles of ASC 820. Loans, deposits with maturities, and debt are fair valued using standard software and assumptions used by Zions in its interest rate risk management processes and using other estimates such as credit assumptions to comply with ASC 820. Deposits with no maturities are valued at book value. Larger occupied properties are appraised, while for smaller properties and furniture, fixtures and equipment, it is assumed that depreciated book value approximates fair market value. If the implied fair value of goodwill calculated in step 2 is less than the carrying amount of goodwill for the reporting unit, an impairment is indicated and the carrying value of goodwill is written down to its implied fair value.

During the first quarter of 2009, we performed a goodwill impairment evaluation for Amegy and CB&T, effective February 28, 2009, due to the Company’s performance deterioration and market decline of bank stocks in those markets from December 31, 2008. Step 1 was performed by using both Market Value and discounted cash flow approaches. In the Market Value approach, we identified a group of publicly traded banks using primarily size, location and business mix compared to Zions’ subsidiary banks. We then used valuation multiples, including a control premium, developed from this group to apply to our subsidiary banks. Due to the limited number of nondistressed or nonfailed bank merger and acquisition transactions during the past 12 months, the Transaction Value approach was not used in this analysis. In the discounted cash flow approach we discounted projected cash flows to their present value using an estimated long-term cost of equity specific to each reporting unit, to arrive at our estimate of fair value.

Upon completion of step 1 of the evaluation process, we concluded that potential impairment primarily existed at the Company’s Amegy reporting unit. Step 2 was completed with the assistance of an independent valuation consultant and the Company’s internal valuation resources and resulted in $634.0 million of impairment losses in the first quarter of 2009.

During the fourth quarter of 2009, we performed our annual goodwill impairment evaluation for the entire organization, effective October 1, 2009. Step 1 was performed by using the discounted cashflow approach for all reporting units and in cases where similar publicly traded comparables existed, the comparable Market Value approach was also used. In the discounted cash flow approach, we discounted projected cash flows to their present value to derive our estimate of fair value. In instances where the Market Value approach was used, we identified a group of publicly traded banks using primarily size, location and business mix compared to Zions’ subsidiary banks. We then used valuation multiples, including a control premium, developed from this group to apply to our subsidiary banks. From these purchase prices we developed a set of valuation multiples, which we applied to our subsidiary banks. The Transaction Value approach was not used in this analysis, due to the limited number of nondistressed or nonfailed bank merger transactions that occurred over the past 12 months.

Upon completion of step 1 of the evaluation process, we concluded that none of our bank affiliates were impaired; however, potential impairment existed at the Welman Holdings, Inc., reporting unit. Step 2 was completed with the Company’s internal accounting and valuation resources, determining that all the goodwill associated with Welman Holdings, Inc. was impaired, resulting in $2.2 million of impairment loss. Additionally, we determined that the fair values of the reporting units of Amegy, CB&T, and Zions Bank exceed their carrying values by 7%, 6%, and 23%, respectively.

This evaluation process required us to make estimates and assumptions with regard to the fair value of the Company’s reporting units, and actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Company’s results of operations and the business segments where the goodwill is recorded. Significant remaining amounts of goodwill at December 31, 2009 were as follows: Amegy – $616 million; CB&T – $379 million; and Zions Bank – $20 million.

At September 30, 2009, the Company’s fair value of its reporting units exceeded the market value of the Company’s common equity by approximately $2.0 billion. The Company reconciled those values as of September 30, 2009 by attempting to identify items priced into the market equity value but not in the fair value of the Company’s reporting units. These reconciling items were based on market expectation of future loan losses and future credit OTTI, and high levels of short interest in the Company’s common stock. We believe applying a 25% control premium and the above mentioned factors explains the $2.0 billion difference between book and market equity values.

We expect that the current disrupted market conditions may require us to evaluate goodwill more frequently, including quarterly, as circumstances warrant. Any differences between estimated fair values and carrying values could result in future impairment of goodwill.

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

Additionally, the Company executes derivative instruments, including interest rate swaps and options, futures contracts, forward currency exchange contracts, and energy commodity swaps, with commercial banking customers to facilitate their respective risk management strategies. Those derivatives are immediately hedged by offsetting derivative contracts, such that the Company minimizes its net risk exposure resulting from such transactions. The Company does not use credit default swaps in its investment or hedging operations.

As of December 31, 2009, the recorded amounts of derivative assets, classified in other assets, and derivative liabilities, classified in other liabilities, were $142 million and $86 million, respectively. When quoted market prices are not available, the valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, foreign exchange rates, commodity prices, and implied volatilities. The estimates of fair value are made by an independent third party using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). These future net cash flows, however, are susceptible to change due primarily to fluctuations in interest rates (most significantly), foreign exchange rates, and commodity prices. As a result, the estimated values of these derivatives will change over time as cash is received and paid and as market conditions change. As these changes take place, they may have a positive or negative impact on our estimated valuations. Based on the nature and limited purposes of the derivatives that the Company employs, fluctuations in interest rates have only had a modest effect on its results of operations. As such, fluctuations are generally expected to be countered by offsetting changes in income, expense and/or values of assets and liabilities. However, the Company retains basis risk due to changes between the prime rate and LIBOR on nonhedge derivative basis swaps.

In addition to making the valuation estimates, we also face the risk that certain derivative instruments that have been designated as hedges and currently meet the strict hedge accounting requirements of ASC 815 may not qualify in the future as “highly effective,” as well as the risk that hedged transactions in cash flow hedging relationships may no longer be considered probable to occur. Further, new interpretations and guidance related to ASC 815 may be issued in the future, and we cannot predict the possible impact that such guidance may have on our use of derivative instruments going forward.

Although the majority of the Company’s hedging relationships have been designated as cash flow hedges, for which hedge effectiveness is assessed and measured using a “long haul” approach, the Company also had five fair value hedging relationships, which were terminated during the first quarter of 2009, that were designated using the “shortcut” method. The Company believes that the shortcut method was appropriate for those hedges because we had precisely complied with the documentation requirements and each of the applicable shortcut criteria. During 2009, there was no hedge ineffectiveness required to be reported in earnings on the Company’s outstanding cash flow hedging relationships. However, the Company reclassified $104.7 million from other comprehensive income to earnings during 2009, as the hedged forecasted transactions related to certain terminated cash flow hedging relationships became probable not to occur. This income is included in fair value and nonhedge derivative income (loss).

Futures contracts are primarily highly liquid exchange-traded federal funds futures contracts that are traded to manage interest rate risk on certain CDO securities. These identified mixed straddle trades are executed to convert three- and six-month fixed cash flows into cash flows that vary with daily fluctuations in interest rates. Because of daily settlement of valuation changes, there is no recording of fair values in the financial statements.

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

To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its OTC derivatives. The credit valuation adjustments are calculated by determining the total expected exposure of the derivatives (which incorporates both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. For derivatives with two-way exposure, such as interest rate swaps, the counterparty’s credit spread is applied to the Company’s exposure to the counterparty, and the Company’s own credit spread is applied to the counterparty’s exposure to the Company, and the net credit valuation adjustment is reflected in the Company’s derivative valuations. The total expected exposure of a derivative is derived using market-observable inputs, such as yield curves and volatilities. For the Company’s own credit spread and for counterparties having publicly available credit information, the credit spreads over LIBOR used in the calculations represent implied credit default swap spreads obtained from a third party credit data provider. For counterparties without publicly available credit information, which are primarily commercial banking customers, the credit spreads over LIBOR used in the calculations are estimated by the Company based on current market conditions, including consideration of current borrowing spreads for similar customers and transactions, review of existing collateralization or other credit enhancements, and changes in credit sector and entity-specific credit information. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, current threshold amounts, mutual puts, and guarantees. Additionally, the Company actively monitors counterparty credit ratings for significant changes.

As of December 31, 2009, the net credit valuation adjustments reduced the settlement values of the Company’s derivative assets and liabilities by $2.0 million and $1.6 million, respectively. During 2009, the Company recognized a gain of $3.0 million related to credit valuation adjustments on nonhedge derivative instruments, which is included in noninterest income. Various factors impact changes in the credit valuation adjustments over time, including changes in the credit spreads of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has classified its OTC derivative valuations in Level 2 of the fair value hierarchy.

When appropriate, valuations are also adjusted for various factors such as liquidity and bid/offer spreads, which factors were deemed immaterial by the Company as of December 31, 2009.

Share-Based Compensation

The Company used the Black-Scholes option-pricing model to estimate the fair value of stock options granted in 2009. Also, the Black-Scholes option-pricing model was used to estimate the value of stock options for all stock option grants prior to 2007 and off-cycle stock option grants during 2007 and 2008. The assumptions used to apply this model include a weighted average risk-free interest rate, a weighted average expected life, an expected dividend yield, and an expected volatility. The 2009 stock options grant assumptions for significant grants were 2.24% for the weighted average risk-free interest rate, 4.5 years for the weighted average expected life, 1.0% for the expected dividend yield, and 33.0% for the expected volatility. Use of these assumptions is subjective and requires management judgment to determine the assumptions used in the model as described in Note 17. During 2009, the Company granted 714,085 stock options and 698,311 shares of restricted stock.

From April 24-25, 2008, the Company successfully conducted an auction of its Employee Stock Option Appreciation Rights Securities (“ESOARS”). As allowed by ASC 718, the Company used the results of that auction to value its primary grant of employee stock options issued on April 24, 2008. The value established was $5.73 per option, which the Company estimates is approximately 24% below its Black-Scholes model valuation on that date. The Company recorded the related estimated future settlement obligation of ESOARS as a liability in the balance sheet. The 2008 stock option expense for these grants was $2.2 million. If the ESOARS value was

10% lower, the expense would be $2.0 million and if the ESOARS value was 10% higher, the expense would be $2.4 million. Additionally, the primary grant of options in 2007 was valued with the results of an ESOARS auction in 2007. The number of stock options granted at the primary grant dates on May 4, 2007 and April 24, 2008 were 963,680 and 1,542,238, respectively, or 91.4% and 60.8% of the total stock options granted in 2007 and 2008, respectively.

On October 22, 2007, the Company announced it had received notification from the SEC that its ESOARS are sufficiently designed as a market-based method for valuing employee stock options under ASC 718. The SEC staff did not object to the Company’s view that the market-clearing price of ESOARS in the Company’s auction was a reasonable estimate of the fair value of the underlying employee stock options.

The accounting for stock option compensation under ASC 718 decreased 2009 income before income taxes by $9.6 million and net earnings applicable to common shareholders by $6.8 million, or $0.05 per diluted share, as compared to $13.1 million, $9.2 million, and $0.08, respectively, in 2008. See Note 17 of the Notes to Consolidated Financial Statements for additional information on stock options and restricted stock.

Income Taxes

The Company is subject to the income tax laws of the United States, its states and other jurisdictions where it conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these laws and related regulations. In the process of preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to re-interpretation based on management’s ongoing assessment of facts and evolving case law.

The Company had net deferred tax assets (“DTAs”) of $498 million at December 31, 2009, compared to $479 million at December 31, 2008. The most significant portions of the deductible temporary differences relate to (1) the allowance for loan losses and (2) fair value adjustments or impairment write-downs related to securities. No valuation allowance has been recorded as of December 31, 2009 related to DTAs except for a full valuation reserve related to certain acquired net operating losses from an immaterial nonbank subsidiary. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to carryback net operating losses to prior tax periods, tax planning strategies that are prudent and feasible, the reversal of deductible temporary differences that can be offset by taxable temporary differences and future taxable income.

The Company has available carryback potential to offset federal tax of approximately $107 million and $340 million in the 2008 and 2007 tax years, respectively. During 2009, the Company does anticipate a net operating loss for tax purposes that will largely offset the taxable income for the 2007 tax year. In the fourth quarter of 2009, the Company entered into certain Identified Mixed Straddle transactions for the management of interest rate risk on certain of its investment assets. These transactions not only increased the 2009 net operating loss, but also decreased the DTAs that existed at December 31, 2009 by approximately $150 million.

Tax planning strategies represent a source of positive evidence that must be considered when assessing the need for a valuation allowance. Tax planning strategies must be prudent and feasible (and within the control of the company), something that a company might not ordinarily implement, but would implement to prevent an operating loss or tax credit carryforward from expiring unused, and would result in the realization of DTAs. The Company has evaluated a number of tax planning strategies that, if implemented, could result in the realization of a majority of the net DTA balance that exists at December 31, 2009. These strategies mainly involve the sale of highly appreciated assets (e.g., certain fixed assets, publicly-traded securities and insurance policies). Management would not expect that the execution of any of the actions would involve a significant amount of expense.

The Company has taxable temporary differences, or deferred tax liabilities (“DTLs”) that will reverse and offset DTAs in the periods prior to the expiration of any benefits. Based on our analysis and experience, the general reversal pattern of DTLs against DTAs would be somewhat similar in character and timing. Because of this generally consistent reversal pattern, we believe it is appropriate to reduce our gross DTAs by our DTLs.

The Company has a strong history of positive earnings and has generated significant levels of net income in 42 out of the previous 45 years. While the recent economic downturn has been severe, the Company has consistently maintained strong levels of pretax, precredit-cost income. The Company is well positioned in the highest growth areas in the country and is fundamentally strong in its capital, liquidity, business practices, and has actually grown its customer base during the current economic downturn. The Company has a long history of profitability and is expected to be profitable again in the near future. The Company is relying on future taxable income to realize a small amount of its DTA and expects to generate this income through 2011.

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that an additional valuation allowance is not needed.

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are also reassessed on a regular basis. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. The Company has tax reserves at December 31, 2009 of approximately $6.2 million, net of federal and/or state benefits, for uncertain tax positions primarily for various state tax contingencies in several jurisdictions.

PENDING ADOPTION OF ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16 incorporated in ASC 860, Transfers and Servicing, to address transfer and servicing accounting practices that have developed and concerns of financial statement users that many of the financial assets that have been derecognized should continue to be reported in the financial statements of transferors. Additionally, because of significant events in the credit markets, financial statement users have expressed concerns about the transparency of disclosures regarding the nature and extent of a transferor continuing involvement with transferred financial assets. The objective of ASU 2009-16 is to improve the comparability, relevance and transparency of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. To meet those objectives, ASU 2009-16 clarifies several key principles of the derecognition criteria.

Based on the new conditions for reporting a transfer of a portion of a financial asset, many transfers that have occurred in which the transferor transfers a senior interest and retains a subordinated interest in the contractual cash flows of a specified asset will not qualify for sale accounting in the future. Also, future transactions that involve participations, transfers of undivided interests, and syndications will require additional accounting analysis to determine if the transaction qualifies for transfer accounting. ASU 2009-16 is effective for enterprises in fiscal years beginning after November 15, 2009. The Company will adopt the ASU as of January 1, 2010 as required, and does not expect the adoption of this guidance to be significant to the Company’s financial statements.

On June 12, 2009, the FASB issued ASU 2009-17, which amends certain of the key provisions of ASC 810, Consolidation. ASU 2009-17 responds to certain concerns about the application of provisions of ASC 810, such as the complexity involved with determining the primary beneficiary, and concern over the lack of transparency of enterprises’ involvement with off balance sheet structures. ASU 2009-17 eliminates the qualifying special-purpose entity scope exceptions and revises guidance for determining whether equity lacks the characteristics of a controlling financial interest. The ASU also revises guidance on whether decision maker/service provider fees are variable interests, indicates that only substantive terms, transactions, and arrangements should be considered, and provides new criteria for determining the primary beneficiary of a variable interest entity. Finally, the ASU requires additional interim and annual disclosures and subjects more entities to consolidation assessments and reassessments. ASU 2009-17 is effective for enterprises in fiscal years beginning after November 15, 2009. The Company will adopt the ASU as of January 1, 2010 as required, and does not expect the adoption of this guidance to be significant to the Company’s financial statements.

RESULTS OF OPERATIONS

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on interest-bearing assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income is the largest component of Zions’ revenue. For the year 2009, it was 70.5% of our taxable-equivalent revenues, compared to 91.3% in 2008 and 82.2% in 2007. The decreased percentage for 2009 as compared to 2008 was primarily due to the 2009 gain on subordinated debt modification of $508.9 million and acquisition related gains of $169.2 million which increased total taxable-equivalent revenues. The increased percentage for 2008 over 2007 was mainly due to the net impairment and valuation losses on securities which reduced total taxable-equivalent revenues by $317.1 million in 2008 and $158.2 million in 2007. On a taxable-equivalent basis, net interest income for 2009 was down $74.5 million or 3.7% from 2008, which was up $87.3 million or 4.6% from 2007. The decrease in taxable-equivalent net interest income for 2009 was mainly due to the impact of increased nonaccrual loans, securities on nonaccrual status and higher average money market balances earning lower interest rates. The increase in taxable-equivalent net interest income for 2008 was mainly due to increased interest-earning assets driven by loan growth and partially offset by declines of 25 basis points in the net interest margin for 2008. The incremental tax rate used for calculating all taxable-equivalent adjustments was 35% for all years discussed and presented.

By its nature, net interest income is especially vulnerable to changes in the mix and amounts of interest-earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities significantly impact net interest income. See “Interest Rate and Market Risk Management” on page 116 for a complete discussion of how we manage the portfolios of interest-earning assets and interest-bearing liabilities and associated risk.

A gauge that we use to measure the Company’s success in managing its net interest income is the level and stability of the net interest margin. The net interest margin was 3.94% in 2009 compared with 4.18% in 2008 and 4.43% in 2007. For the fourth quarter of 2009, the Company’s net interest margin was 3.81%, which was reduced by 28 basis points due to the impact of the subordinated debt discount amortization. In addition, the net interest margin continued to be under pressure due to the level of nonaccrual assets and interest reversals as loans moved into nonaccrual status.

The decreased net interest margin for 2009 compared to 2008 resulted from increased nonaccrual loans and securities; the impact of the discount amortization on the modified subordinated debt, including the effect of the conversion of subordinated debt into Series C preferred stock; and higher money market investment balances earning lower rates. This was offset in part by a lower cost mix of deposit funding, lower rates paid on interest-bearing deposits, and larger incremental spreads on new loan generation. Average loans and leases increased $0.7 billion due to the acquisition of FDIC-supported loans, and average money market investments increased $0.5 billion due to strong growth in certain deposit categories, which the Company chose not to invest in longer-duration securities. Average interest-bearing deposits increased $3.4 billion from 2008, with the increase being driven primarily by money market and savings deposits. Average borrowed funds decreased $5.3 billion compared to 2008, primarily due to decreased borrowing from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve. Average noninterest-bearing deposits increased $1.9 billion compared to 2008 and were 25.8%

of total average deposits for 2009, compared to 24.3% for 2008. The net interest margin for 2009 was unfavorably impacted by 5 basis points for the discount amortization on the modified subordinated debt and an additional 7 basis points from the impact of accelerated debt discount amortization resulting from the conversion of subordinated debt into Series C preferred stock.

The spread on average interest-bearing funds for 2009 was 3.52%, which decreased from 3.68% for 2008. The spread on average interest-bearing funds for 2009 was adversely impacted by the same factors that reduced the net interest margin.

The decreased net interest margin for 2008 compared to 2007 resulted from increased nonperforming assets reducing average asset yields, loan yields dropping more than deposit rates, a decline in noninterest-bearing demand deposits, competitive pricing pressures, and purchases of low yielding Lockhart commercial paper. Average loans and leases increased $4.2 billion and average money market investments increased $1.1 billion due to the impact of the capital investment from the U.S. Treasury and purchases of commercial paper from Lockhart. Average interest-bearing deposits increased $2.0 billion from 2007, with the increase being driven primarily by higher cost Internet money market, brokered and foreign deposits. Average borrowed funds increased $3.0 billion in 2008 compared to 2007, primarily due to increased borrowing from the FHLB and the Federal Reserve. Average noninterest-bearing deposits declined $257 million compared to 2007 and were 24.3% of total average deposits for 2008, compared to 26.2% for 2007.

The net interest margin will continue to be adversely affected in future quarters due to the impact of nonperforming assets and amortization of debt discounts related to the debt modification transactions. Also, the net interest margin was previously favorably impacted by accreted swap gains on terminated swaps that reduced interest expense on long-term subordinated debt. The debt modification transaction during 2009 reduced the unrecognized swaps gains. The debt modification transaction also resulted in a discount on the modified convertible subordinated debt, which as of December 31, 2009 was approximately $616 million. This discount will be amortized as interest expense over the remaining life of the debt using an interest method. If in future periods debt holders exercise their option to convert debt to preferred stock, the amortization of the discount will be accelerated at the time of conversion.

The Company expects to continue its efforts over the long run to maintain a slightly “asset-sensitive” position with regard to interest rate risk. However, because of the current low interest rate environment the Company is allowing the balance sheet to become more asset-sensitive than has historically been the case, by (1) reducing our use of interest rate swaps against our floating rate loans; (2) terminating receive fixed / pay variable swaps on the Company’s subordinated debt; and (3) using certain straddle transactions on the CDO portfolio to manage interest rate risk. As of December 31, 2009, the Company had $0.9 billion notional amount of interest rate swaps designated as cash flow hedges, down from $2.4 billion one year ago. Such swaps are used to protect net interest income from declining in a falling rate environment by countering the effect of lost revenue on loans. With interest rates at historically low levels, there is a reduced need to protect against falling interest rates. Our estimate of the Company’s actual rate risk position is highly dependent upon changes in both short-term and long-term interest rates, modeling assumptions, and the actions of competitors and customers in response to those changes. For further details on interest rate risk see “Interest Rate Risk” on page 117.

Schedule 7 summarizes the average balances, the amount of interest earned or incurred and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

Schedule 7

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Amounts in millions)	2009			2008
	Average balance	Amount of interest[1]	Average rate	Average balance	Amount of interest[1]	Average rate
ASSETS
Money market investments	$2,380	7.9	0.33%	$1,889	47.8	2.53%
Securities:
Held-to-maturity	1,263	66.9	5.29	1,516	101.3	6.68
Available-for-sale	3,313	104.1	3.14	3,266	162.1	4.97
Trading account	75	2.7	3.65	43	1.9	4.41

Total securities	4,651	173.7	3.73	4,825	265.3	5.50

Loans held for sale	226	11.0	4.88	182	10.1	5.52
Loans:
Net loans and leases excluding FDIC-supported loans[2]	40,455	2,281.6	5.64	40,795	2,674.4	6.56
FDIC-supported loans	1,058	64.4	6.09	–	–

Total loans and leases	41,513	2,346.0	5.65	40,795	2,674.4	6.56

Total interest-earning assets	48,770	2,538.6	5.21	47,691	2,997.6	6.29

Cash and due from banks	1,245			1,380
Allowance for loan losses	(1,104)			(546)
Goodwill	1,174			1,937
Core deposit and other intangibles	125			137
Other assets	3,838			3,163

Total assets	$54,048			$53,762

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$5,035	21.6	0.43	$4,446	35.6	0.80
Money market	17,513	216.4	1.24	13,739	335.0	2.44
Time under $100,000	2,908	69.5	2.39	2,695	96.2	3.57
Time $100,000 and over	4,327	98.5	2.28	4,382	161.9	3.69
Foreign	2,011	18.7	0.93	3,166	84.2	2.66

Total interest-bearing deposits	31,794	424.7	1.34	28,428	712.9	2.51

Borrowed funds:
Securities sold, not yet purchased	41	2.2	5.22	33	1.5	4.82
Federal funds purchased and security repurchase agreements	1,923	5.7	0.30	2,733	53.3	1.95
Commercial paper	2	–	1.38	110	4.2	3.84
FHLB advances and other borrowings:
One year or less	303	6.8	2.25	4,589	119.8	2.61
Over one year	50	2.7	5.48	128	7.4	5.73
Long-term debt	2,388	175.7	7.36	2,449	103.1	4.21

Total borrowed funds	4,707	193.1	4.10	10,042	289.3	2.88

Total interest-bearing liabilities	36,501	617.8	1.69	38,470	1,002.2	2.61

Noninterest-bearing deposits	11,053			9,145
Other liabilities	558			578

Total liabilities	48,112			48,193
Shareholders’ equity:
Preferred equity	1,558			432
Common equity	4,354			5,108

Controlling interest shareholders’ equity	5,912			5,540
Noncontrolling interests	24			29

Total shareholders’ equity	5,936			5,569

Total liabilities and shareholders’ equity	$54,048			$53,762

Spread on average interest-bearing funds			3.52%			3.68%

Taxable-equivalent net interest income and net yield on interest-earning assets		$1,920.8	3.94%		$1,995.4	4.18%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

2007			2006			2005
Average balance	Amount of interest[1]	Average rate	Average balance	Amount of interest[1]	Average rate	Average balance	Amount of interest[1]	Average rate

$834	43.7	5.24%	$479	24.7	5.16%	$988	31.7	3.21%

684	47.7	6.97	645	44.1	6.83	639	44.2	6.93
4,661	269.2	5.78	4,992	285.5	5.72	4,021	207.7	5.16
61	3.3	5.40	157	7.7	4.91	497	19.9	4.00

5,406	320.2	5.92	5,794	337.3	5.82	5,157	271.8	5.27

233	14.9	6.37	261	16.5	6.30	205	9.8	4.80

36,575	2,852.7	7.80	32,134	2,463.9	7.67	23,804	1,618.0	6.80
–	–		–	–		–	–

36,575	2,852.7	7.80	32,134	2,463.9	7.67	23,804	1,618.0	6.80

43,048	3,231.5	7.51	38,668	2,842.4	7.35	30,154	1,931.3	6.40

1,477			1,476			1,123
(391)			(349)			(285)
2,005			1,887			746
181			181			66
2,527			2,379			1,799

$48,847			$44,242			$33,603

$4,443	41.4	0.93	$5,129	75.3	1.47	$4,347	36.7	0.84
11,962	437.9	3.66	10,721	330.0	3.08	9,131	183.9	2.01
2,529	110.7	4.38	2,065	77.4	3.75	1,523	41.7	2.74
4,779	231.2	4.84	3,272	142.6	4.36	1,713	54.7	3.19
2,710	130.5	4.81	2,065	95.5	4.62	737	23.3	3.16

26,423	951.7	3.60	23,252	720.8	3.10	17,451	340.3	1.95

30	1.4	4.56	66	3.0	4.57	475	17.7	3.72
3,211	148.5	4.62	2,838	124.7	4.39	2,307	63.6	2.76
256	13.8	5.41	220	11.4	5.20	149	5.0	3.36

1,099	55.0	5.00	479	25.3	5.27	204	5.9	2.90
131	7.6	5.77	148	8.6	5.80	228	11.5	5.05
2,365	145.4	6.15	2,491	159.6	6.41	1,786	104.9	5.88

7,092	371.7	5.24	6,242	332.6	5.33	5,149	208.6	4.05

33,515	1,323.4	3.95	29,494	1,053.4	3.57	22,600	548.9	2.43

9,401			9,508			7,417
647			697			533

43,563			39,699			30,550

240			16			–
5,008			4,493			3,027

5,248			4,509			3,027
36			34			26

5,284			4,543			3,053

$48,847			$44,242			$33,603

		3.56%			3.78%			3.97%

	$1,908.1	4.43%		$1,789.0	4.63%		$1,382.4	4.58%

Schedule 8 analyzes the year-to-year changes in net interest income on a fully taxable-equivalent basis for the years indicated. For purposes of calculating the yields in these schedules, the average loan balances also include the principal amounts of nonaccrual and restructured loans. However, interest received on nonaccrual loans is included in income only to the extent that cash payments have been received and not applied to principal reductions. In addition, interest on restructured loans is generally accrued at reduced rates.

Schedule 8

ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE

	2009 over 2008			2008 over 2007
	Changes due to		Total changes	Changes due to		Total changes
(Amounts in millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS
Money market investments	$1.6	(41.5)	(39.9)	26.7	(22.6)	4.1
Securities:
Held-to-maturity	(13.3)	(21.1)	(34.4)	55.6	(2.0)	53.6
Available-for-sale	1.6	(59.6)	(58.0)	(69.5)	(37.6)	(107.1)
Trading account	1.1	(0.3)	0.8	(0.8)	(0.6)	(1.4)

Total securities	(10.6)	(81.0)	(91.6)	(14.7)	(40.2)	(54.9)

Loans held for sale	2.1	(1.2)	0.9	(2.8)	(2.0)	(4.8)
Loans:
Net loans and leases excluding FDIC-supported loans[2]	(19.2)	(373.6)	(392.8)	275.1	(453.4)	(178.3)
FDIC-supported loans	64.4	–	64.4	–	–	–

Total loans and leases	45.2	(373.6)	(328.4)	275.1	(453.4)	(178.3)

Total interest-earning assets	$38.3	(497.3)	(459.0)	284.3	(518.2)	(233.9)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Savings and NOW	$2.4	(16.4)	(14.0)	–	(5.8)	(5.8)
Money market	46.0	(164.6)	(118.6)	43.2	(146.1)	(102.9)
Time under $100,000	5.1	(31.8)	(26.7)	5.9	(20.4)	(14.5)
Time $100,000 and over	(1.4)	(62.0)	(63.4)	(14.4)	(54.9)	(69.3)
Foreign	(10.7)	(54.8)	(65.5)	12.1	(58.4)	(46.3)

Total interest-bearing deposits	41.4	(329.6)	(288.2)	46.8	(285.6)	(238.8)

Borrowed funds:
Securities sold, not yet purchased	0.5	0.2	0.7	0.1	–	0.1
Federal funds purchased and security repurchase agreements	(2.5)	(45.1)	(47.6)	(9.3)	(85.9)	(95.2)
Commercial paper	(1.5)	(2.7)	(4.2)	(5.6)	(4.0)	(9.6)
FHLB advances and other borrowings:
One year or less	(96.5)	(16.5)	(113.0)	91.1	(26.3)	64.8
Over one year	(4.3)	(0.4)	(4.7)	(0.1)	(0.1)	(0.2)
Long-term debt	(2.5)	75.1	72.6	3.5	(45.8)	(42.3)

Total borrowed funds	(106.8)	10.6	(96.2)	79.7	(162.1)	(82.4)

Total interest-bearing liabilities	$(65.4)	(319.0)	(384.4)	126.5	(447.7)	(321.2)

Change in taxable-equivalent net interest income	$103.7	(178.3)	(74.6)	157.8	(70.5)	87.3

[1]	Taxable-equivalent income used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

In the analysis of interest changes due to volume and rate, changes due to the volume/rate variance are allocated to volume with the following exceptions: when volume and rate both increase, the variance is allocated proportionately to both volume and rate; when the rate increases and volume decreases, the variance is allocated to the rate.

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company’s various portfolios, the levels of actual charge-offs, and statistical trends and other economic factors. See “Credit Risk Management” on page 103 for more information on how we determine the appropriate level for the allowance for loan and lease losses and the reserve for unfunded lending commitments.

For the year 2009, the provision for loan losses was $2,016.9 million, compared to $648.3 million for 2008 and $152.2 million for 2007. The increased provision for 2009 was attributable to a higher level of criticized and classified loans, higher realized loss content in these loan categories, and continued deterioration in collateral values primarily in construction and land development loans, all of which resulted in increases of some of our loss migration factors and application of the updated factors at all banking subsidiaries using the most recent loss experience. See “Nonperforming Assets” and “Allowance for Credit Losses” on pages 110 and 112 for further details. Net loan and lease charge-offs increased to $1,172.6 million in 2009 up from $393.7 million in 2008 and $63.6 million in 2007. The $778.9 million increase during 2009 was driven by increased net charge-offs of $294.8 million at NSB, $179.7 million at Zions Bank, $119.1 million at Amegy, $82.6 million at CB&T, and $67.0 million at NBA, primarily related to the commercial real estate and commercial lending portfolios. Including the provision for unfunded lending commitments, the total provision for credit losses was $2,082.4 million for 2009, $649.7 million for 2008, and $154.0 million for 2007. The provision for loan losses was $390.7 million for the fourth quarter of 2009 and net charge-offs for the quarter were $292.1 million.

The Company’s expectation is that credit costs will improve slowly in 2010 due to a stabilization of economic conditions. We expect provisioning and net charge-offs to be modestly lower for at least the next several quarters than the recent elevated levels of credit costs.

Noninterest Income

Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. Noninterest income for 2009 comprised 29.5% of taxable-equivalent revenues, compared to 8.7% for 2008 and 17.8% for 2007. Schedule 9 presents a comparison of the major components of noninterest income for the past three years.

Schedule 9

NONINTEREST INCOME

(Amounts in millions)	2009	Percent change	2008	Percent change	2007
Service charges and fees on deposit accounts	$212.6	2.7%	$207.0	12.7%	$183.6
Other service charges, commissions and fees	156.5	(6.7)	167.7	(1.7)	170.6
Trust and wealth management income	30.0	(20.4)	37.7	3.3	36.5
Capital markets and foreign exchange	50.3	0.8	49.9	14.4	43.6
Dividends and other investment income	26.6	(42.7)	46.4	(8.8)	50.9
Loan sales and servicing income	22.3	(8.6)	24.4	(36.6)	38.5
Income from securities conduit	1.1	(80.0)	5.5	(69.8)	18.2
Fair value and nonhedge derivative income (loss)	113.8	337.1	(48.0)	(235.7)	(14.3)
Equity securities gains (losses), net	(1.8)	(325.0)	0.8	(95.5)	17.7
Fixed income securities gains (losses), net	(3.8)	(575.0)	0.8	(73.3)	3.0
Impairment losses on investment securities:
Impairment losses on investment securities	(569.9)	(87.5)	(304.0)	(179.9)	(108.6)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	289.4	–	–	–	–

Net impairment losses on investment securities	(280.5)	7.7	(304.0)	(179.9)	(108.6)
Valuation losses on securities purchased	(212.1)	(1,519.1)	(13.1)	73.6	(49.6)
Gain on subordinated debt modification	508.9	–	–	–	–
Acquisition related gains	169.2	–	–	–	–
Other	11.0	(29.5)	15.6	(29.7)	22.2

Total	$804.1	321.7%	$190.7	(53.7)%	$412.3

Noninterest income for 2009 increased $613.4 million or 321.7% compared to 2008. The largest components of this increase were $169.2 million of acquisition related gains and the $508.9 million gain on subordinated debt modification, offset by $492.6 million of net impairment and valuation losses on securities. Fair value and nonhedge derivative income (loss) also increased $161.8 million. Noninterest income for 2008 decreased $221.6 million or 53.7% compared to 2007. The largest component of this decrease was a $158.9 million increase in impairment and valuation losses on securities. Other significant components contributing to the noninterest income decrease in 2008 included loan sales and servicing income, income from securities conduit, fair value and nonhedge derivative loss, and net equity securities gains.

Service charges and fees on deposit accounts increased $5.6 million in 2009 and $23.4 million in 2008. The increased fees for 2009 primarily related to the acquisitions previously discussed and reduced business deposit account earnings credits due to lower interest rates. The increase in 2008 was mainly due to the impact of fee increases across the Company, and reduced deposit account earnings credits due to lower interest rates.

Other service charges, commissions, and fees, which are comprised of Automated Teller Machine (“ATM”) fees, insurance commissions, bankcard merchant fees, debit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees and other miscellaneous fees, decreased $11.2 million, or 6.7% from 2008, which was down 1.7% from 2007. The decrease in 2009 was due to lower lending related fees, official check fees, mutual fund commission fees and cash management related fees, offset by increased accounts receivable factoring fees. The decrease in 2008 was principally due to lower lending related fees and official check fees offset by increased accounts receivable factoring fees, debit card fees, and cash management related fees. The cash management fees include remote check imaging fees, third-party ACH transaction fees, and web-based medical claims transaction fees.

Trust and wealth management income for 2009 decreased 20.4% compared to 2008, which was up 3.3% compared to 2007. The decrease for 2009 was primarily due to lower fees from our trust and wealth management business resulting from lower balances of assets under management and lower 12b-1 mutual fund fees due to lower balances. The increase for 2008 was from modest organic growth in the trust and wealth management business, partially offset by declines in fees due primarily to declines in market values of a number of asset classes.

Capital markets and foreign exchange includes trading income, public finance fees, foreign exchange income, and other capital market related fees and increased 0.8% from 2008, which was up 14.4% from 2007. The increase in 2008 was primarily driven by increased trading income, partially offset by lower public finance fees.

Dividends and other investment income consists of revenue from the Company’s bank-owned life insurance program and revenues from other investments. Revenues from other investments include dividends on FHLB stock, Federal Reserve Bank stock, and earnings from unconsolidated affiliates including certain alternative venture investments, and were $1.5 million in 2009, $15.6 million in 2008, and $23.0 million in 2007. The decreased income from other investments in 2009 is due to a $14.7 million decrease in earnings from Amegy’s alternative investments program, a $14.4 million decrease in two investment funds, and a $5.7 million decrease in dividends from FHLB stock. These decreases were offset by a $13.6 million increase in equity in earnings of Farmer Mac and a $7.1 million increase in dividends and equity in earnings on other investments. The decreased income from other investments in 2008 is primarily due to a $14.1 million decrease in equity in earnings of Farmer Mac, offset by a $6.0 million increase in earnings from Amegy’s alternative investments program. The decrease in earnings from Farmer Mac was mainly due to their losses in securities holdings in Lehman Brothers and Fannie Mae. Revenue from bank-owned life insurance programs was $25.1 million in 2009, $30.7 million in 2008, and $27.9 million in 2007.

Loan sales and servicing income includes revenues from securitizations of loans, gains and losses from sales of loans, as well as revenues that we earn through servicing loans that we sold to third parties. For 2009, loan sales and servicing income decreased 8.6% compared to 2008 and decreased 36.6% between 2008 and 2007. The decreased income in 2009 was primarily due to decreased servicing fees on small business loans resulting from the dissolution of loan securitizations in Lockhart during 2008, offset by increased gains on sold mortgage loans. The decreased income for 2008 is mainly due to reduced servicing fees on securitized small business loans. Upon dissolution of securitization trusts as described in “Termination of Off-Balance Sheet Arrangement” on page 103, these loans were recorded on Zions Bank’s balance sheet and no longer serviced for investors.

Income from securities conduit decreased $4.4 million or 80.0% for 2009 compared to 2008 and decreased 69.8% between 2008 and 2007. This income represents fees we received from Lockhart, a QSPE securities conduit. The decrease in income is due to the termination of Lockhart. See “Termination of Off-Balance Sheet Arrangement” on page 103, “Liquidity Management Actions” on page 123, and Note 6 of the Notes to Consolidated Financial Statements for further information regarding securitizations and Lockhart.

Fair value and nonhedge derivative income (loss) consists of the following:

Schedule 10

FAIR VALUE AND NONHEDGE DERIVATIVE INCOME (LOSS)

(Amounts in millions)	2009	Percent change	2008	Percent change	2007
Nonhedge derivative income (loss)	$111.9	409.1%	$(36.2)	(139.7)%	$(15.1)
Fair value decreases on instruments elected under fair value option	(0.9)	90.2	(9.2)	–	–
Derivative fair value credit adjustments	3.0	196.8	(3.1)	–	–
Other	(0.2)	(140.0)	0.5	(37.5)	0.8

Total	$113.8	337.1%	$(48.0)	(235.7)%	$(14.3)

During 2009, $104.7 million was accelerated from other comprehensive income to earnings related to certain terminated cash flow hedging relationships. The losses on nonhedge derivatives for 2008 and 2007 resulted from decreasing spreads between LIBOR and the prime rate during the second half of 2007. In an effort to employ the most liquid instrument available for Zions’ hedging program and execute transactions with the most economically favorable terms, it has been Zions’ practice to use LIBOR as the floating index on swaps executed with external counterparties. As a significant portion of the Company’s loan assets are prime rate floating loans, many of the Company’s swaps are structured with a prime floating rate. In conjunction with the execution of swaps in which the Company receives a fixed rate and pays prime, Zions also executes a swap in which it pays LIBOR plus a spread and receives prime. The Company therefore has chosen to retain the prime-LIBOR basis risk in this hedging activity.

Net equity securities losses in 2009 were $1.8 million, compared to net gains of $0.8 million in 2008 and $17.7 million in 2007. Net losses for 2009 included gains of $4.4 million on various investments, offset by a $3.5 million impairment loss on the Company’s investment in a public company, and net losses of $2.7 million on venture capital equity investments. Net gains for 2008 included a $12.4 million gain on the VISA stock redemption, a $7.7 million gain on the sale of an interest in a mutual fund management company, an $11.0 million impairment loss on the Company’s investment in Farmer Mac, and net losses of $8.4 million on venture capital equity investments.

Net impairment losses on investment securities and valuation losses on securities purchased were $492.6 million in 2009, compared to $317.1 million in 2008 and $158.2 million in 2007. The 2009 losses included net impairment losses of $280.5 million for certain CDOs, including bank and insurance CDOs, ABS CDOs, and REIT trust preferred CDOs. The valuation losses in 2009 consist of $187.9 million from purchases of securities from Lockhart, prior to fully consolidating Lockhart in June 2009, and $24.2 million for valuation adjustments to auction rate securities purchased from customers during the first quarter of 2009. The 2008 losses consisted of impairment losses of $304.0 million on ABS, REIT trust preferred, and bank and insurance trust preferred CDOs and valuation losses of $13.1 million on securities purchased from Lockhart. See “Other-than-Temporary-Impairment – Debt Investment Securities” on page 42, “Investment Securities Portfolio” on page 91, and “Termination of Off-Balance Sheet Arrangement” on page 103 for further discussion.

In 2009, the Company recorded a gain on subordinated debt modification of $508.9 million. The Company exchanged approximately $0.2 billion of subordinated notes for new notes with the same terms. The remaining $1.2 billion of subordinated notes were modified to permit conversion on a par for par basis into either the Company’s Series A or Series C preferred stock.

Acquisition related gains were $169.2 million which resulted from the Company’s acquisition of failed banks from the FDIC with loss sharing agreements. The Company recognized $146.5 million in gains resulting from the acquisition of Vineyard Bank, a failed financial institution acquired from the FDIC on July 17, 2009. The gains resulted from the acquisition of assets that had fair values in excess of the fair value of liabilities assumed. The Company also recognized acquisitions related gains of $22.7 million from the acquisition of the failed Alliance Bank on February 6, 2009 by California Bank & Trust and Great Basin Bank on April 17, 2009 by Nevada State Bank. The acquisitions involved loss sharing arrangements with the FDIC.

Other noninterest income for 2009 was $11.0 million, compared to $15.6 million for 2008 and $22.2 million for 2007. The decrease in 2009 and 2008 included reduced remote deposit scanner sales to third party financial institutions.

Noninterest Expense

Noninterest expense for 2009 increased 13.3% over 2008, which was 5.0% higher than in 2007. The 2009 increase was impacted by the increased provision for unfunded lending commitments, other real estate expense, and credit related expenses due to the deterioration in the Company’s loan credit quality. Additionally, FDIC expense increased due to the higher premiums the FDIC has assessed on the Company’s banks. Excluding these expenses, noninterest expense decreased $29.5 million or 2.1% from 2008. Schedule 11 summarizes the major components of noninterest expense and provides a comparison of the components over the past three years.

Schedule 11

NONINTEREST EXPENSE

(Amounts in millions)	2009	Percent change	2008	Percent change	2007
Salaries and employee benefits	$818.8	1.0%	$810.5	1.3%	$799.9
Occupancy, net	112.2	(1.8)	114.2	6.3	107.4
Furniture and equipment	99.9	(0.2)	100.1	3.7	96.5
Other real estate expense	110.8	119.8	50.4	1,045.5	4.4
Legal and professional services	37.2	(18.2)	45.5	3.9	43.8
Postage and supplies	32.0	(14.7)	37.5	2.7	36.5
Advertising	23.0	(25.1)	30.7	14.1	26.9
FDIC premiums	100.5	405.0	19.9	206.2	6.5
Amortization of core deposit and other intangibles	31.7	(4.5)	33.2	(26.1)	44.9
Provision for unfunded lending commitments	65.5	4,578.6	1.4	(22.2)	1.8
Other	239.9	3.6	231.6	(1.9)	236.0

Total	$1,671.5	13.3%	$1,475.0	5.0%	$1,404.6

The Company’s efficiency ratio was 61.3% for 2009, compared to 67.5% for 2008 and 60.5% for 2007. The efficiency ratio has been significantly impacted due to the previously discussed impairment and valuation losses on securities, acquisition related gains, and the gain on subordinated debt modification.

Salary costs for 2009 decreased 2.0% from 2008, which were up 4.2% from 2007. The decreases for 2009 resulted mainly from reduced variable pay and staff reductions. The increases for 2008 resulted mainly from merit pay salary increases offset by reductions in variable pay. The salary costs for 2009 also included share-based compensation expense of approximately $29.8 million, down from $31.8 million for 2008. Employee health and insurance benefits for 2009 increased 37.9% from 2008, which decreased 10.5% from 2007. Employee health and insurance expense for 2009 increased mainly due to higher health care costs from catastrophic claims. Employee health and insurance expense for 2008 included an adjustment which reduced expense by approximately $3.0 million to reflect the elimination of a health insurance benefit. Retirement expense for 2009 increased primarily due to pension expenses. Retirement expense for 2008 decreased primarily because no accrual was required for the Company’s profit sharing plan. Salaries and employee benefits are shown in greater detail in Schedule 12.

Schedule 12

SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2009	Percent change	2008	Percent change	2007
Salaries and bonuses	$692.3	(2.0)%	$706.5	4.2%	$678.1

Employee benefits:
Employee health and insurance	52.0	37.9	37.7	(10.5)	42.1
Retirement	30.0	45.6	20.6	(43.3)	36.3
Payroll taxes and other	44.5	(2.6)	45.7	5.3	43.4

Total benefits	126.5	21.6	104.0	(14.6)	121.8

Total salaries and employee benefits	$818.8	1.0%	$810.5	1.3%	$799.9

Full-time equivalent (“FTE”) employees at December 31	10,529	(4.4)%	11,011	0.7%	10,933
Other real estate expense increased to $110.8 million, compared $50.4 million for 2008 and $4.4 million for 2007. The increase is primarily due to increased OREO balances and write-downs resulting from declining property values, mainly in Utah and Nevada.

Legal and professional services decreased $8.3 million or 18.2% compared to 2008, which was up 3.9% from 2007. The decrease in 2009 was primarily driven by a reduction in the use of technology related consultants and professional services.

Postage and supplies expense decreased $5.5 million or 14.7% compared to 2008, which was up 2.7% from 2007. The decrease in 2009 was primarily driven by cost reduction measures implemented by the Company.

FDIC premiums for 2009 increased $80.6 million or 405.0% compared to 2008, which was up 206.2% from 2007 due to increased premium rates and a “one-time” special assessment charged by the FDIC. We expect this expense to remain elevated in 2010.

The provision for unfunded lending commitments was $65.5 million for 2009 compared to $1.4 million for 2008. See “Provisions for Credit Losses” on page 57 for further discussion.

Other noninterest expense for 2009 increased $8.3 million or 3.6% compared to 2008, which was down 1.9% from 2007. The increase in 2009 was primarily due to increased credit-related expenses of $20.9 million, offset by reductions in travel expense, other operational losses, and scanner equipment expense. During 2008 the Company reduced the Visa litigation accrual by $5.6 million as a result of Visa funding a litigation escrow account and settling certain covered litigation.

Impairment Losses on Goodwill

During 2009, goodwill impairment analysis completed in the first and fourth quarters resulted in total impairment losses on goodwill of $636.2 million, almost entirely at Amegy. The annual goodwill impairment analysis completed in the fourth quarter of 2008 resulted in total impairment losses on goodwill of $353.8 million at the NBA, Vectra, NSB, and P5 reporting units.

The primary causes of the impairment losses on goodwill in 2009 and 2008 at the Company’s banking reporting units were declines in market values of comparable companies, and reduced earnings at the reporting units, which resulted primarily from deterioration in credit quality of loan portfolios. See “Accounting for Goodwill” on page 45 for further discussion of the goodwill impairment.

Foreign Operations

Six of our subsidiary banks each operate a foreign branch in Grand Cayman, Grand Cayman Islands, B.W.I. The branches only accept deposits from qualified domestic customers. While deposits in these branches are not subject to FRB reserve requirements or FDIC insurance premiums, there are no federal or state income tax benefits to the Company or any customers as a result of these operations.

Foreign deposits at December 31, 2009, 2008 and 2007 totaled $1.7 billion, $2.6 billion and $3.4 billion, respectively, and averaged $2.0 billion for 2009, $3.2 billion for 2008, and $2.7 billion for 2007. All of these foreign deposits were related to domestic customers of the banks. See Schedule 35 on page 100 for foreign loans outstanding.

Income Taxes

The Company’s income tax benefit for 2009 was $401.3 million, compared to an income tax benefit of $43.4 million for 2008 and income tax expense of $235.7 million for 2007. The Company’s effective income tax rates, including the effects of noncontrolling interests, were 24.8% in 2009, 14.0% in 2008, and 32.3% in 2007. The 2009 average effective tax rate was higher than in 2008 primarily due to the smaller impact of nondeductible goodwill impairment charges in proportion to overall net taxable loss. See Note 15 of the Notes to Consolidated Financial Statements for more information on income taxes.

The average effective tax rate in 2008 was lower than in 2007 mainly because of the nondeductible goodwill impairment charges. Increased securities impairment charges, loan loss provision, and OREO charge-downs recorded in 2008 also affected taxable loss, thereby increasing the impact of nontaxable income relative to total loss. During 2008, the Company reduced its liability for unrecognized tax benefits by approximately $9.6 million, net of any federal and/or state tax benefits. Of this reduction, $5.2 million decreased the Company’s tax expense for 2008 and $4.4 million reduced tax-related balance sheet accounts.

In 2004, the Company signed an agreement that confirmed and implemented its award of a $100 million allocation of tax credit authority under the Community Development Financial Institutions Fund set up by the U.S. Government. Under the program, Zions has invested $100 million as of December 31, 2009 in a wholly-owned subsidiary which makes qualifying loans and investments. In return, Zions receives federal income tax credits that will be recognized over seven years, including the year in which the funds were invested in the subsidiary. Income tax expense was reduced by $5.9 million for 2009, $5.8 million for 2008, and $5.6 million for 2007 as a result of these tax credits. We expect that we will be able to reduce the Company’s federal income tax payments by a total of $39 million over the life of this award, which is expected to run from 2004 through 2013.

BUSINESS SEGMENT RESULTS

The Company manages its banking operations and prepares management reports with a primary focus on geographical area. Segments, other than the “Other” segment, that are presented in the following discussion are based on geographical banking operations. The Other segment includes the Parent, Zions Management Services Company (“ZMSC”), nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO, which was opened during the fourth quarter of 2005 and is not yet significant, and eliminations of intercompany transactions.

During 2009 Zions Bank, CB&T and NSB sold at fair value to the Parent investment securities with an amortized cost of $572 million and recorded $75.8 million, $288.1 million and $11.8 million, respectively, of fixed income securities losses. In the following schedules presenting operating segment information, these losses are included in “Loss on sale of investment securities to Parent” of the respective subsidiary. The elimination of these losses is included in “Elimination of loss on sale of investment securities to Parent” for the Other segment. For 2009, these transactions increased the net loss applicable to controlling interest at Zions Bank, CB&T and NSB by $46.8 million, $166.9 million and $7.7 million, respectively.

Operating segment information is presented in the following discussion and in Note 22 of the Notes to Consolidated Financial Statements. The accounting policies of the individual segments are the same as those of the Company. The Company allocates centrally provided services to the business segments based upon estimated or actual usage of those services.

Zions Bank

Zions Bank is headquartered in Salt Lake City, Utah and is primarily responsible for conducting the Company’s operations in Utah and Idaho. Zions Bank is the 2nd largest full-service commercial bank in Utah and the 4th largest in Idaho, as measured by domestic deposits in the state. Zions Bank operates 122 full-service traditional branches and 7 banking centers in grocery stores. During the first quarter of 2009, Zions Bank exited 21 banking centers in grocery stores and opened 8 new traditional branches. The leases on these banking centers were assumed by another bank and all loans and deposits were transferred to nearby Zions Bank traditional branches. Zions Bank includes most of the Company’s Capital Markets operations, which include Zions Direct, Inc., fixed income trading, correspondent banking, public finance, trust and investment advisory services, and liquidity and hedging services for Lockhart until its termination in September 2009. Zions Bank also includes Western National Trust Company. On January 1, 2008, Welman Holdings, Inc. (“Welman”), the parent of Contango Capital Advisors, Inc. (“Contango”), became a subsidiary of the Parent. Results of operations for Zions Bank for 2007 include Welman. In 2007, Welman experienced after-tax losses of $8.8 million.

Utah’s unemployment rate was 6.7% at December 31, 2009, compared to the national rate of 10%, with most job losses over the last 18 months occurring in construction and manufacturing. Utah’s economy is also seeing weakness in areas such as trade, transportation and utilities and professional and business services. Housing prices in Utah were down 10.5% in the third quarter of 2009 compared to the third quarter of 2008, which ranks the state 48th in the nation in home price decline. In 2009, Idaho’s unemployment rate was 9.1% in December compared to 6.1% in December of 2008. Like Utah, the majority of job losses in Idaho are attributable to overall economic decline in the construction and manufacturing sectors. Idaho housing starts dropped 26% from 2008 but are stabilizing and expected to reach 16,400 units by 2013. Attractive living costs and world-class recreational opportunities should assist Idaho’s economy in 2010.

Schedule 13

ZIONS BANK

(In millions)	2009	2008	2007
CONDENSED INCOME STATEMENT
Net interest income	$690.4	662.5	551.4
Net impairment losses on investment securities	(35.2)	(79.4)	(10.1)
Valuation losses on securities purchased	(203.0)	(13.1)	(49.6)
Loss on sale of investment securities to Parent	(75.8)	–	–
Other noninterest income	199.3	207.3	236.8

Total revenue	575.7	777.3	728.5
Provision for loan losses	400.4	163.1	39.1
Noninterest expense	522.5	463.4	463.2

Income (loss) before income taxes	(347.2)	150.8	226.2
Income tax expense (benefit)	(144.4)	44.0	72.2
Net income (loss) applicable to noncontrolling interests	0.1	0.1	0.2

Net income (loss) applicable to controlling interest	$(202.9)	106.7	153.8

YEAR-END BALANCE SHEET DATA
Total assets	$17,652	20,778	18,446
Total securities	1,963	1,698	2,039
Net loans and leases	13,990	14,684	12,910
Allowance for loan losses	359	214	133
Goodwill, core deposit and other intangibles	20	20	24
Noninterest-bearing demand deposits	2,490	2,198	2,445
Total deposits	13,823	16,118	11,644
Preferred equity	460	250	–
Common equity	1,282	1,044	1,048

Zions Bank had a net loss of $202.9 million in 2009 compared to net income of $106.7 million for 2008 and net income of $153.8 million for 2007. The increase in the provision for loan losses of $237.3 million, the increase in impairment and valuation losses on securities of $145.7 million together with $75.8 million of losses on securities sold to the Parent were the main factors causing the decrease in earnings.

Nonperforming assets were $772.7 million at December 31, 2009 compared to $412.4 million one year ago, an increase of $360.3 million or 87.4%. This deterioration can mainly be attributed to real estate loans, including owner-occupied loans, which account for 87.4% of nonperforming loans. Nonperforming loans secured by owner-occupied properties increased $154.3 million in 2009. Nonperforming assets to net loans and other real estate owned at December 31, 2009 was 5.45% compared to 2.79% at December 31, 2008.

Net loan and lease charge-offs were $255.1 million for 2009 compared to $75.4 million for 2008 and $14.0 million for 2007. Total real estate secured net loan charge-offs were $158.9 million or 62.3% of total net charge-offs, including $85.9 million of net charge-offs related to construction and land development loans. Remaining net charge-offs are composed of $72.6 million in commercial loans and $23.6 million in consumer loans. The provision for loan losses was $400.4 million for 2009 compared to $163.1 million for 2008 and $39.1 million for 2007.

The ratio of the allowance for loan losses to net loans and leases was 2.57%, 1.45% and 1.03% at December 31, 2009, 2008 and 2007, respectively.

Net interest income at Zions Bank for 2009 increased $27.9 million or 4.2%. Average earning assets in 2009 compared to 2008 were up $1.3 billion or 7.2%. Average money market and securities balances increased $1.0 billion and average loans increased $0.3 billion in 2009. During 2009, $678 million in securities were purchased as required by the Liquidity Agreement between Zions Bank and Lockhart. The net interest margin was 3.68% for 2009, compared to 3.77% for 2008 and 3.90% for 2007. The biggest driver of margin compression has been the increase in nonperforming assets and the large increase in low yielding money market and investment securities.

Other noninterest income for 2009 was $199.3 million, $207.3 million in 2008 and $236.8 million in 2007. Trading income was up $5.1 million in 2009 and up $8.6 million in 2008 from 2007. Income from securities conduit declined $4.4 million in 2009 and $12.7 million in 2008 compared to 2007. Nonhedge derivatives losses were $26.7 million in 2009, $28.6 million in 2008 and $15.0 million in 2007. Trust income was down $2.3 million in 2009 from 2008 and flat in 2008 compared with 2007. Wealth Management income was down $2.0 million in 2009 compared to 2008 and down $6.4 million in 2008 from 2007. The majority of this decrease is attributable to Contango Capital Advisors which became a subsidiary of the Parent in January 2008. Contango contributed $6.9 million in noninterest income in 2007 to Zions Bank, while its results are included in the “Other” segment for 2008 and 2009. Public Finance income was essentially flat in 2009 compared to 2008 but declined $4.5 million from 2007. Loan sales and servicing income was down $0.4 million in 2009 from 2008 and $13.3 million in 2008 compared to 2007. In 2008, Zions Bank also received income from the redemption of VISA stock which contributed $7.8 million in equity security gains.

Noninterest expense was $522.5 million in 2009, $463.4 million in 2008 and $463.2 million in 2007. Noninterest expense for 2009 increased $59.1 million or 12.8% from 2008. Increases for 2009 included a $39.4 million or 241.9% increase in credit related and other real estate owned expenses. FDIC premiums increased $27.6 million or 385.9% compared to 2008. This increase is due to increased rates and a “one-time” assessment charged by the FDIC. Advertising expense was down $5.0 million and legal and professional services were down $3.7 million in 2009. The efficiency ratio was 89.10% for 2009, as compared to 59.04% for 2008 and 62.82% for 2007. The change in the efficiency ratio was mainly due to the increase in securities losses and increases in FDIC insurance, credit and other real estate owned expenses.

Schedule 14

ZIONS BANK

(Dollar amounts in millions)	2009	2008	2007
PERFORMANCE RATIOS
Return on average assets	(0.98)%	0.55%	0.98%
Return on average common equity	(17.83)%	9.90%	15.04%
Efficiency ratio	89.10%	59.04%	62.82%
Net interest margin	3.68%	3.77%	3.90%

RISK-BASED CAPITAL RATIOS
Tier 1 leverage	8.84%	6.91%	6.22%
Tier 1 risk-based capital	10.29%	8.32%	6.84%
Total risk-based capital	11.52%	11.33%	10.75%

CREDIT QUALITY
Provision for loan losses	$400.4	163.1	39.1
Net loan and lease charge-offs	255.1	75.4	14.0
Ratio of net charge-offs to average loans and leases	1.77%	0.53%	0.12%
Allowance for loan losses	$359	214	133
Ratio of allowance for loan losses to net loans and leases	2.57%	1.45%	1.03%
Nonperforming assets	$772.7	412.4	45.0
Ratio of nonperforming assets to net loans and leases and other real estate owned	5.45%	2.79%	0.35%
Accruing loans past due 90 days or more	$53.0	83.5	36.5
Ratio of accruing loans past due 90 days or more to net loans and leases	0.38%	0.57%	0.28%

OTHER INFORMATION
Full-time equivalent employees	2,345	2,525	2,668
Domestic offices:
Traditional branches	122	112	109
Banking centers in grocery stores	7	29	29
Foreign office	1	1	1

Total offices	130	142	139
ATMs	149	176	184

Net loans and leases contracted $694 million or 4.7% in 2009 compared to 2008. Commercial lending decreased by $436 million, consumer lending was down $354 million and commercial real estate increased $82 million. Of the $82 million increase in commercial real estate, construction and land development declined $195 million while commercial term real estate increased $277 million in 2009.

Total deposits decreased $2.3 billion in 2009 compared to 2008. The large decrease in 2009 deposits came from brokered deposits which were down $1.1 billion, and foreign deposits that were down $1.0 billion. Noninterest-bearing demand deposits increased $292 million in 2009 compared to 2008. The retail branch network had significant core deposit growth in 2009. The ratio of noninterest-bearing demand deposits to total deposits was 18.0% in 2009, 13.6% in 2008 and 21.0% in 2007.

Total securities increased $265 million or 15.6% in 2009 compared to 2008. The change mainly came from Zions Bank purchasing $678 million of securities from Lockhart. Zions Bank sold at fair value investment securities with an amortized cost of $138 million to the Parent in 2009.

The bank continued to be well capitalized in 2009. Its total risk-based capital ratio was 11.52% at December 31, 2009, 11.33% at December 31, 2008 and 10.75% at December 31, 2007. The increase in the total risk-based capital ratio for 2009 was mainly due to the issuance of qualifying Tier 1 capital preferred stock of $210 million to the Parent, a $305 million net decrease of qualifying Tier 2 capital subordinated debt due to the Parent, a $120 million capital contribution from the Parent, $275 million of capital in the form of loans and securities contributed to Zions Bank from the Parent, and net loss of $202.9 million.

During 2009, Zions Bank ranked as Utah’s top SBA 7(a) lender for the 16th consecutive year and ranked 1st in Idaho’s Boise District for the eighth consecutive year.

California Bank & Trust

California Bank & Trust is headquartered in San Diego, California, and is the twelfth largest full-service commercial bank in California as measured by domestic deposits in the state. CB&T operates 106 full-service traditional branches throughout the state. CB&T’s regional structure allows decision-making to remain as close as possible to the customer, facilitating reasoned and rapid response with an understanding of the local marketplace. These regions include San Diego, Los Angeles, Orange County, San Francisco, Sacramento, Central Valley, San Bernardino and Riverside. CB&T plans to continue its core business of relationship banking by providing commercial, real estate and consumer lending, depository services, international banking, cash management and community development services. During 2009, CB&T acquired certain assets and liabilities of Alliance Bank and Vineyard Bank from the FDIC as receiver of those two failed banks. Prior to the purchase accounting adjustments, the two FDIC-assisted transactions had approximately $2.7 billion of assets, including $2.3 billion of loans and $2.5 billion of deposits. The loans and other real estate acquired are covered by loss share agreements with the FDIC.

California represents approximately 13% of the nation’s gross domestic product. Like other parts of the country, California in 2009 experienced significant declines in real estate values and one of the worst recessions in recent times. Its unemployment rate was 12.4% in December 2009. The state government is facing a current budget deficit of approximately $20 billion. An economic turnaround is not likely to happen quickly. However, there are some modest signs of stabilization. For example, median home prices statewide have stopped falling after 27 months of year-over-year declines.

Schedule 15

CALIFORNIA BANK & TRUST

(In millions)	2009	2008	2007
CONDENSED INCOME STATEMENT
Net interest income	$465.3	414.3	434.8
Net impairment losses on investment securities	(31.8)	(118.0)	(79.2)
Loss on sale of investment securities to Parent	(288.1)	–	–
Acquisition related gains	152.7	–	–
Other noninterest income	152.8	82.6	87.3

Total revenue	450.9	378.9	442.9
Provision for loan losses	251.5	82.9	33.5
Noninterest expense	295.2	239.0	230.8

Income (loss) before income taxes	(95.8)	57.0	178.6
Income tax expense (benefit)	(45.6)	18.4	71.2

Net (loss) income	$(50.2)	38.6	107.4

YEAR-END BALANCE SHEET DATA
Total assets	$11,097	10,137	10,156
Total securities	292	654	951
Net loans and leases	8,951	7,861	7,792
Allowance for loan losses	223	116	105
Goodwill, core deposit and other intangibles	396	386	390
Noninterest-bearing demand deposits	3,119	2,338	2,509
Total deposits	9,760	7,964	8,082
Preferred equity	262	158	–
Common equity	1,120	1,097	1,067

Net income for CB&T decreased $88.8 million to a net loss of $50.2 million for 2009 compared to net income of $38.6 million for 2008 and $107.4 million for 2007. The decrease in net income was primarily due to losses on investment securities and the increase in the provision for loan losses, offset by the gains on the FDIC-assisted acquisitions of Alliance Bank and Vineyard Bank.

Nonperforming assets, excluding FDIC-supported assets, were $261.6 million at December 31, 2009 compared to $147.0 million one year ago, an increase of $114.6 million or 78.0%. Nonperforming assets are comprised of nonaccrual loans of $238.1 million and foreclosed real estate of $23.5 million for 2009 compared to $135.0 million of nonaccrual loans and $12.0 million of foreclosed real estate in 2008. The majority of the increase in nonaccrual loans is in commercial and industrial, owner occupied commercial real estate (including SBA 504 loans), and investor commercial real estate loans. Nonperforming assets (excluding FDIC-supported assets) to net loans and other real estate owned at December 31, 2009 was 3.43% compared to 1.87% at December 31, 2008.

Net loan and lease charge-offs were $144.4 million for 2009 compared to $61.8 million for 2008 and $23.1 million for 2007. Net loan and lease charge-offs in 2009 were comprised primarily of commercial and industrial, and commercial real estate loans. The provision for loan losses was $251.5 million for 2009 compared to $82.9 million for 2008 and $33.5 million for 2007. The ratio of the allowance for loan losses to net loans and leases excluding FDIC-supported loans was 2.94% and 1.48% at December 31, 2009 and 2008, respectively.

Net interest income for 2009 increased $51.0 million or 12.3%. This increase resulted primarily from the increase in earning assets from the acquisitions of Alliance Bank and Vineyard Bank and the improvement in the net interest margin. The net interest margin was 4.88% for 2009, compared to 4.51% for 2008 and 4.76% for

2007. The net interest margin improvement resulted primarily from increased spreads on loans, the lower cost of deposits and repayment of higher cost long-term debt.

CB&T recognized net impairment losses on CDOs of $31.8 million in 2009 compared to $118.0 million in 2008 and $79.2 million in 2007. In addition, CB&T recognized losses of $288.1 million on sales of CDOs to the Parent. The acquisition of assets and liabilities of Alliance Bank and Vineyard Bank in 2009 resulted in the recognition of acquisition related gains of $152.7 million.

Other noninterest income for 2009 increased $70.2 million to $152.8 million compared to $82.6 million for 2008 and $87.3 million for 2007. The largest changes in noninterest income were a $72.1 million increase in fair value and nonhedge derivative income related to the early termination of interest rate hedges and hedge ineffectiveness on outstanding cash flow hedging relationships and a $3.1 million increase in service charges on deposit accounts, offset by a $4.8 million decrease in other service charges, commissions, and fees, and a $1.3 million decrease in dividend income.

Noninterest expense for 2009 increased $56.2 million or 23.5% to $295.2 million from $239.0 million for 2008 and $230.8 million for 2007. Increases for 2009 include a $7.8 million or 151.2% increase in credit related and other real estate owned expenses. FDIC premiums were up $18.6 million due to increased rates and a “one-time” assessment charged by the FDIC as well as overall deposit growth. Salaries and employee benefits increased $17.5 million due to the impact of increased employees coming from FDIC-assisted acquisitions of Alliance Bank and Vineyard Bank. The efficiency ratio was 65.42% for 2009, compared to 63.03% for 2008 and 52.07% for 2007.

Schedule 16

CALIFORNIA BANK & TRUST

(Dollar amounts in millions)	2009	2008	2007
PERFORMANCE RATIOS
Return on average assets	(0.46)%	0.38%	1.06%
Return on average common equity	(4.41)%	3.59%	9.83%
Efficiency ratio	65.42%	63.03%	52.07%
Net interest margin	4.88%	4.51%	4.76%

RISK-BASED CAPITAL RATIOS
Tier 1 leverage	8.81%	8.77%	6.97%
Tier 1 risk-based capital	10.25%	8.33%	7.33%
Total risk-based capital	11.51%	11.05%	11.58%

CREDIT QUALITY
Provision for loan losses	$251.5	82.9	33.5
Net loan and lease charge-offs	144.4	61.8	23.1
Ratio of net charge-offs to average loans and leases	1.85%	0.78%	0.29%
Allowance for loan losses	$223	116	105
Ratio of allowance for loan losses to net loans and leases excluding FDIC-supported loans	2.94%	1.48%	1.35%
Nonperforming assets, excluding FDIC-supported assets	$261.6	147.0	62.3
Ratio of nonperforming assets, excluding FDIC-supported assets to net loans and leases and other real estate owned	3.43%	1.87%	0.80%
Accruing loans past due 90 days or more, excluding FDIC-supported loans	$11.9	7.4	13.0
Ratio of accruing loans past due 90 days or more, excluding FDIC-supported loans to net loans and leases	0.16%	0.09%	0.17%

OTHER INFORMATION
Full-time equivalent employees	1,653	1,474	1,572

Domestic offices:
Traditional branches	106	90	90
Foreign office	1	1	–

Total offices	107	91	90
ATMs	120	103	103

Net loans and leases increased $1,090 million or 13.9% in 2009 compared to 2008. However, excluding the acquisitions of Alliance Bank and Vineyard Bank, loans decreased $260 million or 3.3% in 2009 compared to 2008. The decrease was comprised of $140 million in commercial lending and $440 million of construction and land development loans, offset by increases of $283 million in commercial real estate term loans and $39 million in consumer loans. CB&T continues to diversify its credit risks by reducing construction and land development loans. CB&T expects modest net loan growth, as growth in organically generated loans is expected to be offset by reductions in balances resulting from workouts of the FDIC-supported loan portfolios. CB&T continues to focus on growing the commercial and small business loan portfolios, while managing credit risk.

Total deposits increased $1,796 million or 22.6% in 2009 compared to 2008. Contributions to this increase were the acquisitions of Alliance Bank and Vineyard Bank of $930 million, organic growth of $464 million and foreign deposit growth of $402 million. The ratio of noninterest-bearing demand deposits to total deposits was 32.0% in 2009 and 29.4% in 2008. CB&T believes the increase in the ratio was due to the desire of depositors to carry larger balances in fully FDIC-insured noninterest-bearing accounts. CB&T expects the ratio to decline in 2010 when the FDIC removes the unlimited insurance feature. CB&T does not generally rely on or solicit brokered deposits. At December 31, 2009 brokered deposits were $40 million compared to $2 million at December 31, 2008. The year-end 2009 balances consisted entirely of brokered time deposits acquired from Alliance Bank.

Total securities declined $362 million or 55.4% to $292 million in 2009 compared to $654 million in 2008. The change was driven primarily by the sale of CDOs to the Parent.

The Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios all improved at December 31, 2009 compared to December 31, 2008 due to a combination of higher Tier 1 capital and lower risk-weighted assets. Tier 1 capital increased as a result of a $25 million capital infusion and the conversion of $154.5 million of Tier 2 capital to Tier 1 capital, offset by the net loss for the year.

Amegy Corporation

Amegy is headquartered in Houston, Texas and operates Amegy Bank, the 6th largest full-service commercial bank in Texas as measured by domestic deposits in the state. Amegy offers 69 full-service traditional branches and two banking centers in grocery stores in the Houston metropolitan area, six traditional branches in the Dallas metropolitan area and five traditional branches in San Antonio. Amegy also operates a mortgage company (“Amegy Mortgage Company”), a broker-dealer (“Amegy Investments”), an insurance agency (“Amegy Insurance Agency”), and a trust and private banking group.

The Texas economy – the world’s 12th largest – continued to fare better than others in the nation, but did feel the effects of the recession in 2009. Texas lost 275,900 jobs in 2009 compared to the nation’s 4.2 million job losses during the same period. Amegy’s three primary markets – Houston, Dallas, and San Antonio – all experienced a small decline in employment of about 1%, but they and other markets within the state have continued to keep Texas’s unemployment rate below the national average for 36 consecutive months. Recognized as an leading international business center, the Houston Metropolitan Statistical Area (“MSA”) reported total jobs for December 2009 at 2.6 million. The Dallas-Fort Worth-Arlington MSA, which is driven by the trade, transportation and utilities industries, reported 2.9 million jobs while a strong healthcare industry strongly influenced San Antonio’s job count of nearly 850,000.

Schedule 17

AMEGY CORPORATION

(In millions)	2009	2008	2007
CONDENSED INCOME STATEMENT
Net interest income	$385.7	370.1	331.3
Valuation losses on securities purchased	(7.5)	–	–
Other noninterest income	136.1	192.9	126.7

Total revenue	514.3	563.0	458.0
Provision for loan losses	406.1	71.9	21.2
Noninterest expense	345.6	305.2	295.6
Impairment loss on goodwill	633.3	–	–

Income (loss) before income taxes	(870.7)	185.9	141.2
Income tax expense (benefit)	(90.3)	60.5	46.7
Net income (loss) applicable to noncontrolling interests	–	0.3	0.1

Net income (loss) applicable to controlling interest	$(780.4)	125.1	94.4

YEAR-END BALANCE SHEET DATA
Total assets	$11,145	12,406	11,675
Total securities	850	693	895
Net loans and leases	8,262	9,027	7,811
Allowance for loan losses	379	116	68
Goodwill, core deposit and other intangibles	685	1,334	1,355
Noninterest-bearing demand deposits	3,743	2,709	2,243
Total deposits	8,880	8,625	8,058
Preferred equity	376	80	–
Common equity	1,435	2,049	1,932

Amegy had a net loss of $780.4 million for 2009 compared to net income of $125.1 million for 2008 and net income of $94.4 million for 2007. The net loss for the year was primarily due to a $633.3 million impairment loss on goodwill taken in the first quarter of 2009, along with a 464.8% increase in the provision for loan losses. The impairment loss on goodwill was primarily due to declines in market values of comparable companies and the lower short-term earnings potential of Amegy itself. The increase in the provision for loan losses was due to deterioration in the credit quality of the loan portfolio as a result of the difficult economic environment.

Nonperforming assets were $549.5 million at December 31, 2009 compared to $56.7 million one year ago, an increase of $492.8 million or 869.1%. The increase in nonperforming assets primarily was due to deterioration in the construction and land development segment of the loan portfolio. Nonperforming assets to net loans and other real estate owned at December 31, 2009 was 6.52% compared to 0.62% at December 31, 2008.

Net loan and lease charge-offs were $143.2 million for 2009 compared with $24.1 million for 2008 and $9.0 million for 2007. Net loan and lease charge-offs in 2009 were primarily in the construction and land development loan portfolio. The loan loss provision was $406.1 million for 2009 compared to $71.9 million for 2008 and $21.2 million for 2007. The ratio of the allowance for loan losses to net loans and leases was 4.58% at December 31, 2009 compared to 1.28% and 0.87% at December 31, 2008 and 2007, respectively.

Net interest income increased by 4.2% for 2009 due to a 4.7% or $450 million increase in average earning assets. The net interest margin was 3.90% for 2009, compared to 3.92% for 2008 and 4.13% for 2007.

Other noninterest income decreased 29.4% to $136.1 million compared to $192.9 million for 2008 and $126.7 million for 2007. The largest decreases in noninterest income were a $25.5 million or 65.6% decline in fair value and nonhedge derivative income recognized in 2008 related to the early termination of interest rate hedges and hedge ineffectiveness on outstanding cash flow hedging relationships, and a $13.0 million or 144.2% decrease in income on other equity investments.

Noninterest expense increased $40.4 million or 13.2% from 2008. Increases for 2009 included a $37.2 million increase in the provision for losses on unfunded lending commitments, a $17.1 million or 370.7% increase in the cost of FDIC insurance and a $4.4 million, or 427.8% increase in expenses related to other real estate owned properties. These increases were partially offset by an expense reduction program which produced decreases in most operating expense categories. The largest decreases were $9.4 million or 6.8% in salaries and benefits, $4.1 million or 17.3% in occupancy expenses and $2.5 million or 46.7% in advertising. The efficiency ratio deteriorated to 66.60% in 2009 from 53.80% in 2008 and 63.83% in 2007. The change in the efficiency ratio was due to both the decrease in noninterest income and to the increase in noninterest expenses.

Schedule 18

AMEGY CORPORATION

(Dollar amounts in millions)	2009	2008	2007
PERFORMANCE RATIOS
Return on average assets	(6.64)%	1.04%	0.91%
Return on average common equity	(48.87)%	6.28%	5.10%
Efficiency ratio	66.60%	53.80%	63.83%
Net interest margin	3.90%	3.92%	4.13%

RISK-BASED CAPITAL RATIOS[1]
Tier 1 leverage	11.79%	8.67%	7.58%
Tier 1 risk-based capital	12.29%	8.10%	6.90%
Total risk-based capital	13.57%	11.13%	10.94%

CREDIT QUALITY
Provision for loan losses	$406.1	71.9	21.2
Net loan and lease charge-offs	143.2	24.1	9.0
Ratio of net charge-offs to average loans and leases	1.65%	0.28%	0.13%
Allowance for loan losses	$379	116	68
Ratio of allowance for loan losses to net loans and leases	4.58%	1.28%	0.87%
Nonperforming assets	$549.5	56.7	45.6
Ratio of nonperforming assets to net loans and leases and other real estate owned	6.52%	0.62%	0.58%
Accruing loans past due 90 days or more	$14.4	5.5	3.8
Ratio of accruing loans past due 90 days or more to net loans and leases	0.17%	0.06%	0.05%

OTHER INFORMATION
Full-time equivalent employees	1,612	1,756	1,694
Domestic offices:
Traditional branches	80	80	79
Banking centers in grocery stores	2	3	8
Foreign office	1	1	1

Total offices	83	84	88
ATMs	132	140	142

[1]	Capital ratios are for Amegy Bank N.A.

Net loans and leases contracted $765 million or 8.5% to $8.3 billion in 2009 compared to $9.0 billion in 2008. Declines in loans balances included decreases of $502 million in commercial lending, $507 million in construction and land development loans and $127 million in consumer loans, offset by an increase of $394 million in commercial real estate term loans. The reduction in loan portfolio balances was due to the soft economy, commercial borrowers deleveraging, and to soft real estate markets. Amegy continues to be active in new loan originations by seeking borrowers meeting both its pricing and credit criteria.

Total deposits grew $255 million or 3.0% in 2009 compared to 2008, with noninterest-bearing demand deposits growing $1,034 million and total interest-bearing deposits shrinking $779 million. The ratio of noninterest-bearing demand deposits to total deposits was 42.2% in 2009 and 31.4% in 2008. Amegy continues to be a leader in providing treasury management services to commercial clients and in serving retail and small business enterprises through its branch network.

Total securities increased $157 million or 22.7% in 2009 compared to 2008 primarily due to the purchase of $134 million of adjustable auction rate securities from customers in the first quarter of 2009. This transaction was undertaken to restore liquidity to customers who had purchased the securities through Amegy Investments. This transaction generated a $7.5 million valuation loss at inception. Through the end of the year, $14.6 million of these securities had been redeemed at par which resulted in the recapture of $876 thousand of the valuation loss. Amegy expects to recover the entire valuation loss over the life of these securities. Amegy did not recognize any impairment or valuation losses in its core securities portfolio in either 2009 or 2008.

The total risk-based capital ratio at December 31, 2009 was 13.57% compared to 11.13% and 10.94% at December 31, 2008 and December 31, 2007, respectively. The increase in total risk-based capital was due to $177 million in direct capital injections from the Parent and the issuance of qualifying Tier 1 capital preferred stock of $296 million to the Parent, offset by the redemption of $231 million of subordinated debt (which qualified as Tier 2 capital) due to the Parent and the net loss of $148.0 million, excluding the after-tax goodwill impairment.

National Bank of Arizona

National Bank of Arizona is headquartered in Tucson, Arizona, and is the 4th largest full-service commercial bank in Arizona as measured by domestic deposits in the state. NBA operates 76 full-service traditional branches.

The Arizona economy began its contraction in late 2007 prior to much of the same trend being realized at the national level. In a twenty-four month period, beginning with the third quarter of 2007, the state workforce declined by more than 10%, or 275,000 nonfarm workers. The current pace of job loss has dissipated to roughly half of the average experienced during this 24 month period; however continued job losses are expected until the third quarter of 2010. Total unemployment was at 8.8% at the end of 2009 and is expected to improve to 7.7% by the end of 2010. The state’s population grew at an historically low rate of 1.1%, or approximately 70,000, in 2009, and is expected to again increase at this slow pace in 2010. Residential home-building activity, as measured by new permits, decreased by 45% to 13,689 in 2009 compared to 2008. Although the reduction was significant for the full year, by mid-year 2009 the trend began to reflect some level of improvement. This slightly more positive trend is expected to continue into 2010, with a projected increase of 42% to just over 19,000 new residential permits. Commercial real estate values have declined significantly since their peak in late 2007; any recovery in commercial values is expected to lag behind expected residential improvement in 2010.

Schedule 19

NATIONAL BANK OF ARIZONA

(In millions)	2009	2008	2007
CONDENSED INCOME STATEMENT
Net interest income	$179.1	219.5	250.8
Noninterest income	44.0	46.8	33.4

Total revenue	223.1	266.3	284.2
Provision for loan losses	291.7	211.8	30.5
Noninterest expense	170.0	161.2	142.4
Impairment loss on goodwill	–	168.6	–

Income (loss) before income taxes	(238.6)	(275.3)	111.3
Income tax expense (benefit)	(94.4)	(56.7)	43.5

Net income (loss)	$(144.2)	(218.6)	67.8

YEAR-END BALANCE SHEET DATA
Total assets	$4,524	4,864	5,279
Total securities	208	204	258
Net loans and leases	3,609	4,108	4,566
Allowance for loan losses	201	124	65
Goodwill, core deposit and other intangibles	18	22	195
Noninterest-bearing demand deposits	1,039	916	1,100
Total deposits	3,784	3,923	3,871
Preferred equity	405	430	–
Common equity	228	355	581

The net loss for NBA decreased 34.0% to $144.2 million for 2009 compared to a loss of $218.6 million for 2008 and net income of $67.8 million for 2007. In 2008, NBA recognized an impairment loss on the entire balance of goodwill totaling $168.6 million. Excluding the after tax goodwill impairment loss in 2008, the net loss for 2009 compared to 2008 increased $80.0 million. The increased loss is mainly due to the decline in net interest income and the increased provision for loan losses.

The allowance for loan losses and the provision for loan losses increased during the year as loan credit quality worsened through 2009. Loan credit quality did appear to begin stabilizing in mid-year, and to improve somewhat thereafter. This credit quality improvement was not due to improvement in the Arizona economy, but rather was primarily due to the fact that many problem loans had been charged-down or otherwise resolved. Nonperforming assets were $320.2 million at the end of 2009 compared to $273.0 million at the end of 2008. The level of nonperforming assets, although higher when comparing the end of 2009 with 2008, has declined from the peak experienced in mid-2009. The majority of the nonperforming loans are construction and land development loans and mortgages. Nonperforming assets to net loans and other real estate owned at December 31, 2009 was 8.66%, compared to 6.49% at December 31, 2008.

Net loan and lease charge-offs were $214.2 million for 2009, an increase of $67.0 million from the $147.2 million level experienced in 2008. Net loan and lease charge-offs were primarily related to the bank’s real estate portfolio, including construction and land development loans and mortgages. The provision for loan losses was $291.7 million for 2009 compared to $211.8 million for 2008 and $30.5 million for 2007. The ratio of the allowance for loan losses to net loans and leases was 5.57% and 3.01% at December 31, 2009 and 2008, respectively.

Net interest income at NBA for 2009 decreased $40.4 million or 18.4% compared to 2008. A reduction in average earning assets of $203 million from 2008 to 2009, coupled with an increase in the level of nonperforming loans and competitive pressure on deposit pricing contributed to the decrease in net interest income for the year. The net interest margin was 3.95% for 2009, compared to 4.64% for 2008 and 5.08% for 2007. Comparatively low margins during 2009 were largely due to the level and severity of nonperforming assets and lower yields achieved on higher levels of liquidity maintained throughout the year.

Noninterest income decreased 6.0% to $44.0 million, compared to $46.8 million for 2008 and $33.4 million for 2007. The majority of the decrease is attributable to a $2.4 million decline in fair value and nonhedge derivative income during 2009.

Noninterest expense for 2009 increased by $8.8 million or 5.5% from 2008. Increases for 2009 include a $6.1 million or 200.8% increase in FDIC premiums from 2008 and a $3.2 million or 73.3% increase in credit related costs. Credit related and OREO costs totaled $36.7 million for all of 2009 and are a result of continued declines in the value of foreclosed properties. Several noninterest expense components, such as salaries and benefits, declined year over year as management worked to reduce controllable operating expenses. The efficiency ratio was 76.12% for 2009, compared to 60.45% for 2008 and 49.90% for 2007. The change in efficiency ratio was due to the heightened level of credit related expenditures and FDIC premiums, coupled with the overall reduction in net interest income.

Schedule 20

NATIONAL BANK OF ARIZONA

(Dollar amounts in millions)	2009	2008	2007
PERFORMANCE RATIOS
Return on average assets	(3.01)%	(4.25)%	1.25%
Return on average common equity	(50.93)%	(39.40)%	11.36%
Efficiency ratio	76.12%	60.45%	49.90%
Net interest margin	3.95%	4.64%	5.08%

RISK-BASED CAPITAL RATIOS
Tier 1 leverage	11.59%	15.19%	7.29%
Tier 1 risk-based capital	14.46%	17.49%	7.51%
Total risk-based capital	15.76%	18.76%	10.95%

CREDIT QUALITY
Provision for loan losses	$291.7	211.8	30.5
Net loan and lease charge-offs	214.2	147.2	13.6
Ratio of net charge-offs to average loans and leases	5.54%	3.35%	0.29%
Allowance for loan losses	$201	124	65
Ratio of allowance for loan losses to net loans and leases	5.57%	3.01%	1.42%
Nonperforming assets	$320.2	273.0	68.2
Ratio of nonperforming assets to net loans and leases and other real estate owned	8.66%	6.49%	1.49%
Accruing loans past due 90 days or more	$14.2	17.0	11.8
Ratio of accruing loans past due 90 days or more to net loans and leases	0.39%	0.41%	0.26%

OTHER INFORMATION
Full-time equivalent employees	1,023	1,100	1,137

Domestic offices:
Traditional branches	76	79	76
Foreign office	1	1	–

Total offices	77	80	76
ATMs	78	73	69

Net loans and leases contracted $499 million in 2009 or a 12.1% decline when compared to 2008. At the end of 2009 commercial real estate loans were down $284 million or 17.4% and the commercial lending portfolio had decreased $162 million or 12.0% when compared to the 2008 year-end balance. The contraction in these categories was a direct result of NBA’s focus on reducing its exposure to real estate related transactions and timely handling of troubled assets. This downward trend in exposure to commercial real estate loans is expected to continue in 2010; however the pace of decline will likely slow. Commercial lending activity is expected to increase during 2010, as NBA anticipates expanding its banking business.

Total deposits decreased $139 million or 3.5% in 2009 compared to 2008, as the bank worked to reduce balances in higher cost deposit categories. The ratio of noninterest-bearing demand deposits to total deposits was 27.5% in 2009 and 23.3% in 2008. Brokered deposit levels declined by the end of 2009 to $33 million as compared to $128 million at December 31, 2008.

The bank continued to be well capitalized in 2009; its total risk-based capital ratio was 15.76% at December 31, 2009, 18.76% at 2008 and 10.95% at 2007. The decrease in the ratio from 2008 to 2009 was a direct result of the net loss sustained during the year and the disallowance of a portion of the net deferred tax assets for purposes of calculating regulatory capital levels.

Nevada State Bank

Nevada State Bank is headquartered in Las Vegas, Nevada, and is the fifth largest full-service commercial bank in Nevada as measured by domestic deposits in the state. NSB operates 54 full-service traditional branches and 4 banking centers in grocery stores throughout the State of Nevada and provides banking services to Nevada’s small and mid-sized businesses as well as retail consumers, with a focus on relationship banking.

During 2009, NSB acquired the banking operations of the former Great Basin Bank of Elko, Nevada, in an FDIC-assisted transaction. The acquisition consisted of approximately $212 million of assets, including the entire loan portfolio, $209 million of deposits, and five branches in Northern Nevada. NSB received approximately $17.8 million in cash from the FDIC and entered into a loss sharing agreement in which the FDIC assumes 80% of the first $40 million of losses on loans and other real estate owned and 95% of any losses above that amount for a period of up to ten years.

The markets in which NSB operates are heavily dependent on travel/tourism and construction. During spring 2008, financial conditions in these sectors began to deteriorate dramatically. This deterioration continued throughout 2009 but has begun to moderate, and in certain metrics there has been stabilization and slight improvement. As of October 2009 and compared to October 2008, gaming revenues are down 11.6%, airline passenger count is down 0.3% and visitor volume is up 0.7%. From November 2008 to November 2009 in Clark County, NSB’s biggest market area, residential construction permits increased 1.0% after falling 87.7% in the prior year, while commercial construction permits fell 71.4% after declining 55.0% in the prior year. Washoe County saw residential permits fall 25.0% in 2009 after a decline of 57.4% in 2008; commercial construction permits declined 57.9% compared to 52.9% in 2008. These declines have led to an increase in the Nevada unemployment rate to 12.8% at December 2009, compared to 8.7% one year earlier. The consensus outlook for 2010 is that Nevada’s economy will remain challenged as residential foreclosures continue, construction remains suppressed, and consumers remain conservative in their spending habits despite a slight increase in expected visitor volume.

Schedule 21

NEVADA STATE BANK

(In millions)	2009	2008	2007
CONDENSED INCOME STATEMENT
Net interest income	$140.0	159.0	182.5
Net impairment losses on investment securities	(3.3)	(2.0)	–
Loss on sale of investment securities to Parent	(11.8)	–	–
Acquisition related gains	16.5	–	–
Other noninterest income	60.8	42.8	32.9

Total revenue	202.2	199.8	215.4
Provision for loan losses	563.7	100.3	23.3
Noninterest expense	180.6	137.9	111.8
Impairment loss on goodwill	–	21.0	–

Income (loss) before income taxes	(542.1)	(59.4)	80.3
Income tax expense (benefit)	(190.1)	(13.6)	27.9

Net income (loss)	$(352.0)	(45.8)	52.4

YEAR-END BALANCE SHEET DATA
Total assets	$4,187	4,063	3,903
Total securities	329	194	412
Net loans and leases	2,752	3,200	3,230
Allowance for loan losses	280	82	56
Goodwill, core deposit and other intangibles	9	8	21
Noninterest-bearing demand deposits	1,149	912	929
Total deposits	3,526	3,514	3,304
Preferred equity	360	260	–
Common equity	296	259	261

The net loss for NSB increased 668.6% to $352.0 million for 2009 compared to $45.8 million for 2008 and net income of $52.4 million for 2007. The increase in net loss was primarily due to an increase in the provision for loan losses of $463.4 million. Net interest income declined $19.0 million as loan volumes declined and higher yielding loans were replaced with low yielding federal funds sold. Expenses and losses related to other real estate owned increased $20.0 million, offset by a $16.5 million gain related to the Great Basin Bank acquisition.

Nonperforming assets, excluding FDIC-supported assets, were $319.5 million at December 31, 2009 compared to $222.0 million one year ago, an increase of $97.5 million or 43.9%. The majority of the increase is due to deterioration in commercial real estate term loans, while the remaining increase is generally attributable to deterioration of construction and land development loans. Nonperforming assets to net loans and other real estate owned at December 31, 2009 was 11.78%, compared to 6.85% at December 31, 2008.

Net loan and lease charge-offs were $366.4 million for 2009, compared with $71.6 million for 2008 and $2.7 million for 2007. Approximately 62% of net loan and lease charge-offs in 2009 related to construction and land development loans. The majority of the remaining net losses were investor-owned commercial real estate and commercial and industrial loans. The provision for loan losses was $563.7 million for 2009 compared to $100.3 million for 2008 and $23.3 million for 2007. The ratio of the allowance for loan losses to net loans and leases (excluding FDIC-supported loans) was 10.53% and 2.58% at December 31, 2009 and 2008, respectively.

Net interest income at NSB declined 11.9%, or $19.0 million from 2008 to 2009. This decrease resulted from a shift in earning assets from generally higher-yielding loans into lower-yielding federal funds sold, combined with a lower interest rate environment. The yield on earning assets declined 28.7% from 6.47% in

2008 to 4.61% in 2009, which was the primary driver of the reduced net interest income in 2009. The shift in earning assets was driven by a lack of quality loan demand in the markets in which we do business, combined with the high level of charge-offs incurred during the year. Loans declined from 89.2% of average earning assets in 2008 to 76.9% in 2009, and federal funds sold increased from 0.7% of average earning assets in 2008 to 15.0% in 2009. Further, lower interest rate levels in 2009 resulted in much of the loan portfolio being repriced at rates below those earned in 2008. Finally, higher levels of nonperforming loans lowered the yield on earning assets in 2009. The cost of interest-bearing deposits also declined, offsetting some of the decline in interest income. The lower interest rate environment and the strong core deposit base led to a decline in the cost of interest-bearing deposits from 2.67% in 2008 to 1.71% in 2009. The result of these changes in the balance sheet mix and the lower interest rate environment produced a net interest margin of 3.50% for 2009, compared to 4.43% for 2008 and 5.06% for 2007.

Other noninterest income increased 42.1% to $60.8 million, compared to $42.8 million for 2008 and $32.9 million for 2007. A $16.5 million gain on the acquisition of Great Basin Bank was recognized in 2009, while no such gains were recognized in 2008 or 2007. Gains related to terminated interest rate swaps and hedge ineffectiveness on outstanding cash flow hedging relationships totaled $27.1 million, $7.8 million and $0.6 million in 2009, 2008 and 2007, respectively. Other noninterest income components were generally flat from 2007 through 2009, with increases in deposit service charges offset by lower loan fees and dividends on restricted stock. The bank also recognized net impairment losses on investment securities of $3.3 million in 2009 compared to $2.0 million in 2008.

Noninterest expense for 2009 increased $42.7 million or 31.0% from 2008. Increases for 2009 included a $20.0 million or 169.4% increase in expenses and realized losses related to other real estate owned, a $12.5 million or 816.6% increase in the provision for unfunded lending commitments, and a $6.4 million or 231.6% increase in FDIC insurance premiums, attributable to a “one-time” assessment required by the FDIC in 2009 as well as higher assessment rates experienced throughout the banking industry. Recurring expenses such as salaries and benefits and occupancy experienced modest declines from 2008 to 2009 as savings from the closing of 28 grocery store center branches in early 2009 were largely offset by increased costs related to the addition of the Great Basin Bank operations. The efficiency ratio was 89.14% for 2009, as compared to 68.96% for 2008 and 51.82% for 2007. The increase in the efficiency ratio from 2008 to 2009 was driven by the higher other real estate owned expenses, unfunded commitment provisions, and FDIC assessments discussed above, while total revenue remained essentially flat. The bank incurred a goodwill impairment loss of $21.0 million during 2008, with no such losses incurred in 2009. No goodwill remains on the balance sheet of Nevada State Bank.

Schedule 22

NEVADA STATE BANK

(Dollar amounts in millions)	2009	2008	2007
PERFORMANCE RATIOS
Return on average assets	(8.28)%	(1.18)%	1.35%
Return on average common equity	(155.84)%	(15.61)%	19.90%
Efficiency ratio	89.14%	68.96%	51.82%
Net interest margin	3.50%	4.43%	5.06%

RISK-BASED CAPITAL RATIOS
Tier 1 leverage	13.10%	12.75%	5.95%
Tier 1 risk-based capital	18.71%	14.31%	6.59%
Total risk-based capital	20.07%	15.58%	11.05%

CREDIT QUALITY
Provision for loan losses	$563.7	100.3	23.3
Net loan and lease charge-offs	366.4	71.6	2.7
Ratio of net charge-offs to average loans and leases	12.19%	2.23%	0.09%
Allowance for loan losses	$280	82	56
Ratio of allowance for loan losses to net loans and leases excluding FDIC-supported loans	10.53%	2.58%	1.73%
Nonperforming assets, excluding FDIC-supported assets	$319.5	222.0	44.2
Ratio of nonperforming assets, excluding FDIC-supported assets to net loans and leases and other real estate owned	11.78%	6.85%	1.37%
Accruing loans past due 90 days or more, excluding FDIC-supported loans	$12.1	14.5	8.9
Ratio of accruing loans past due 90 days or more, excluding FDIC-supported loans to net loans and leases	0.45%	0.45%	0.28%

OTHER INFORMATION
Full-time equivalent employees	817	863	854

Domestic offices:
Traditional branches	54	45	39
Banking centers in grocery stores	4	32	35

Total offices	58	77	74
ATMs	80	85	81

Net loans and leases contracted $448 million or 14.0% in 2009 compared to 2008. Gross charge-offs were a major driver of the contraction, accounting for $381 million or 85.0% of the decline. A general lack of quality loan demand accounts for the remainder as Nevada experienced economic contraction throughout 2009. Construction and land development and other real estate secured loans experienced the largest decline, again driven by charge-offs but also due to management’s efforts to reduce concentrations in this area. Loan demand is expected to remain challenged in 2010 as difficult economic conditions persist, and NSB’s focus remains on growing the commercial and small business loan portfolios and managing the run-off of real estate loans.

Total deposits increased $12 million or 0.3% in 2009 compared to 2008. The deposit mix improved with the ratio of noninterest-bearing demand deposits to total deposits increasing to 32.6% in 2009 from 26.0% in 2008. Certificates of deposit declined from 32.6% of total deposits in 2008 to 18.5% in 2009 as NSB focused on growing core deposit relationships and reducing reliance on non-relationship, rate sensitive funds. Deposit growth is expected to be relatively flat in 2010 as an incrementally improving economy and potentially higher market interest rates may lead to the deployment of some depositor funds into higher yielding assets. NSB has no brokered certificates of deposit or internet money market accounts.

Total securities increased $135 million or 69.6% in 2009 compared to 2008 as Nevada State Bank purchased US Government and Government Sponsored Enterprise guaranteed obligations as part of its balance sheet management strategy.

The bank continued to be well capitalized in 2009. Its total risk-based capital ratio was 20.07% at year-end 2009, 15.58% at 2008, and 11.05% at 2007. The increase in the ratio was impacted by capital contributions of $500 million of preferred and common equity from the Parent, partially offset by the net loss of $352.0 million and a reduction in risk-weighted assets as loans declined and federal funds sold increased.

Vectra Bank Colorado

Vectra Bank Colorado, N.A. is headquartered in Denver, Colorado, and is the 9th largest full-service commercial bank in Colorado as measured by domestic deposits in the state. Vectra operates 36 full service traditional branches and one grocery store banking center in Colorado, and one full service branch in Farmington, New Mexico.

The Colorado economy experienced a decline of 100,000 jobs during 2009. The losses have most heavily impacted the goods producing sectors including construction and manufacturing activities. While the state has seen declines in jobs, the December 2009 unemployment rate of 7.3% compares favorably to the national 10% jobless rate. The loss of jobs has resulted in a decline in retail sales of 12% during 2009. As of year-end 2009, the Denver metro area, the state’s largest housing market, has seen a 13.0% decline in the medium home price since the market high in 2006, compared to a national decline of 22.0% over the same time frame. This relative stability in home values has resulted in a stable real estate market in most of the state and should assist in supporting a return to economic growth in 2010.

Schedule 23

VECTRA BANK COLORADO

(In millions)	2009	2008	2007
CONDENSED INCOME STATEMENT
Net interest income	$105.3	103.6	96.9
Net impairment losses on investment securities	(5.3)	(6.4)	–
Other noninterest income	31.4	29.9	28.1

Total revenue	131.4	127.1	125.0
Provision for loan losses	78.5	15.9	4.0
Noninterest expense	96.4	85.9	86.3
Impairment loss on goodwill	–	151.5	–

Income (loss) before income taxes	(43.5)	(126.2)	34.7
Income tax expense (benefit)	(17.9)	8.8	12.5

Net income (loss)	$(25.6)	(135.0)	22.2

YEAR-END BALANCE SHEET DATA
Total assets	$2,440	2,722	2,667
Total securities	267	267	329
Net loans and leases	1,981	2,059	1,975
Allowance for loan losses	74	27	26
Goodwill, core deposit and other intangibles	–	–	152
Noninterest-bearing demand deposits	618	460	485
Total deposits	2,005	2,127	1,752
Preferred equity	65	10	–
Common equity	199	191	329

The net loss for Vectra decreased 81.0% to $25.6 million for 2009 compared to a net loss of $135.0 million for 2008 and net income of $22.2 million for 2007. The 2008 loss was driven by a $151.5 million impairment loss on goodwill, which eliminated the full amount of goodwill at Vectra. In 2009, the primary driver of the loss was the increase in provision for loan losses of $62.6 million over 2008 levels.

During 2009, the bank experienced a decline in credit quality attributable to the recession’s impact on the Colorado economy. Vectra expects to see some stabilization in credit quality trends during 2010. Nonperforming lending-related assets were $105.9 million at December 31, 2009 compared to $25.1 million one year ago, an increase of $80.8 million or 321.9%. Nearly all of the increase in nonperforming assets relates to the commercial and commercial real estate portfolios. Nonperforming assets to net loans and other real estate owned at December 31, 2009 was 5.29% compared to 1.21% at December 31, 2008.

Net loan and lease charge-offs were $31.8 million for 2009 compared with $13.6 million for 2008 and $1.3 million for 2007. Net loan and lease charge-offs in 2009 were primarily related to the commercial and commercial real estate lending segments. The provision for loan losses was $78.5 million for 2009 compared to $15.9 million for 2008 and $4.0 million for 2007. The ratio of the allowance for loan losses to net loans and leases was 3.72% and 1.32% at December 31, 2009 and 2008, respectively.

Net interest income at Vectra for 2009 increased $1.7 million or 1.6%. This increase primarily resulted from a decrease in interest expense as the bank reduced both its deposit rates and its average wholesale funding position by $304 million while growing its lower cost deposit base by $200 million over average 2008 levels. Some of the benefit of the lower funding cost was offset by a reduction in earning assets of $51 million and a decline in the yield on average interest earning assets of 0.74%. The yield on earning assets primarily reflects the declining rate environment throughout 2008. The net interest margin was 4.52% for 2009 compared to 4.31% for 2008 and 4.53% for 2007. The margin increased as the bank restructured its funding base to reduce interest expense.

Other noninterest income increased 5.0% to $31.4 million compared to $29.9 million for 2008 and $28.1 million for 2007. The bank recognized net impairment losses on investment securities of $5.3 million in 2009, a decrease of $1.1 million from 2008.

Noninterest expense for 2009 increased $10.5 million or 12.2% from 2008. The bank incurred a $4.3 million debt extinguishment cost (which allowed the bank to significantly reduce its 2009 funding expense), an increase in FDIC insurance expense of $3.8 million, a $3.4 million increase in credit related and other real estate owned expenses as well as a $2.4 million increase in the provision for unfunded lending commitments. Salaries and benefits decreased $2.4 million or 5.4%. The efficiency ratio was 72.43% for 2009, as compared to 67.19% for 2008 and 68.78% for 2007. The change in efficiency ratio was primarily driven by the above mentioned increases in noninterest expense.

Schedule 24

VECTRA BANK COLORADO

(Dollar amounts in millions)	2009	2008	2007
PERFORMANCE RATIOS
Return on average assets	(1.01)%	(4.98)%	0.90%
Return on average common equity	(13.84)%	(45.35)%	6.97%
Efficiency ratio	72.43%	67.19%	68.78%
Net interest margin	4.52%	4.31%	4.53%

RISK-BASED CAPITAL RATIOS
Tier 1 leverage	10.91%	7.16%	7.27%
Tier 1 risk-based capital	10.93%	7.82%	7.15%
Total risk-based capital	12.21%	11.23%	10.54%

CREDIT QUALITY
Provision for loan losses	$78.5	15.9	4.0
Net loan and lease charge-offs	31.8	13.6	1.3
Ratio of net charge-offs to average loans and leases	1.57%	0.66%	0.07%
Allowance for loan losses	$74	27	26
Ratio of allowance for loan losses to net loans and leases	3.72%	1.32%	1.33%
Nonperforming assets	$105.9	25.1	8.2
Ratio of nonperforming assets to net loans and leases and other real estate owned	5.29%	1.21%	0.41%
Accruing loans past due 90 days or more	$1.4	1.7	3.4
Ratio of accruing loans past due 90 days or more to net loans and leases	0.07%	0.08%	0.17%

OTHER INFORMATION
Full-time equivalent employees	538	568	551

Domestic offices:
Traditional branches	37	39	39
Banking centers in grocery stores	1	2	2
Foreign office	1	1	–

Total offices	39	42	41

ATMs	43	48	48

Net loans and leases contracted $78 million or 3.8% in 2009 compared to 2008. The declines were primarily in construction and land development and consumer real estate loans.

The provision for loan losses increased in 2009 as the bank experienced higher levels of loan losses and increased reserves to provide additional coverage for potential losses in light of the deterioration in the commercial and commercial real estate markets.

Vectra continues to emphasize growing the small business, consumer and commercial loan portfolios and managing the run-off of commercial real estate loans.

Total deposits decreased $122 million or 5.7% in 2009 compared to 2008, as the bank reduced higher cost funding as earning assets declined. The ratio of noninterest-bearing demand deposits to total deposits was 30.8% in 2009 and 21.6% in 2008. At December 31, 2009, the bank maintained $136 million in brokered money market balances. In 2010, the bank anticipates a decline in noninterest-bearing demand deposits as the FDIC removes the unlimited deposit insurance coverage of noninterest-bearing deposits in June.

The bank continued to be well capitalized in 2009; its total risk-based capital ratio was 12.21% at year-end 2009, 11.23% at 2008 and 10.54% at 2007. Total risk-based capital increased as a result of the bank receiving a $45 million capital contribution from the Parent in 2009.

The Commerce Bank of Washington

The Commerce Bank of Washington is headquartered in Seattle, Washington, and operates out of a single office located in the Seattle central business district. Its business strategy focuses on serving the financial needs of commercial businesses, including professional services firms, and individuals by providing a high level of customer service delivered by seasoned professionals. TCBW has been successful in serving this market within the greater Seattle/Puget Sound region by using couriers, bank by mail, remote deposit image capture, and other technology in lieu of a branch network.

The Washington State economy continues to struggle with an unemployment rate at 9.5% and rising. The Washington Economic and Revenue Forecast Council expects unemployment to peak in the second quarter of 2010 at 9.8%, then slowly improve, noting the pronounced and sustained decline in new unemployment claims in the last four months of 2009. Housing is continuing to provide mixed messages with single family permits trending up while multifamily permits remain at low levels. Washington banks were more heavily exposed to real estate than the national average and further bank failures in the state are expected. The relative strength of TCBW is expected to result in continued growth in both loans and deposits.

Schedule 25

THE COMMERCE BANK OF WASHINGTON

(In millions)	2009	2008	2007
CONDENSED INCOME STATEMENT
Net interest income	$32.1	33.8	35.1
Net impairment losses on investment securities	(1.1)	(1.3)	–
Other noninterest income	9.4	4.4	2.5

Total revenue	40.4	36.9	37.6
Provision for loan losses	22.5	1.1	0.3
Noninterest expense	15.9	14.8	14.4

Income before income taxes	2.0	21.0	22.9
Income tax expense	0.4	7.0	7.5

Net income	$1.6	14.0	15.4

YEAR-END BALANCE SHEET DATA
Total assets	$835	880	947
Total securities	171	199	326
Net loans and leases	578	588	509
Allowance for loan losses	13	6	5
Noninterest-bearing demand deposits	196	185	145
Total deposits	632	603	608
Preferred equity	15	–	–
Common equity	69	75	67

Net income for TCBW decreased 88.6% to $1.6 million for 2009 compared to $14.0 million for 2008 and $15.4 million for 2007. The decrease in net income was primarily due to a $21.4 million increase in provision for loan losses.

Nonperforming assets were $29.5 million at December 31, 2009 compared to no nonperforming assets at December 31, 2008. Nearly all of the increase is attributable to deterioration in commercial and industrial loans. Nonperforming assets to net loans and other real estate owned at December 31, 2009 was 5.09%.

Net loan and lease charge-offs were $15.3 million for 2009 compared with small net recoveries in 2008 and 2007. Net loan and lease charge-offs in 2009 were primarily commercial and industrial loans. The provision for loan losses was $22.5 million for 2009 compared to $1.1 million for 2008 and $0.3 million for 2007. The ratio of the allowance for loan losses to net loans and leases was 2.32% and 1.05% at December 31, 2009 and 2008, respectively.

Net interest income at TCBW for 2009 declined by $1.7 million or 5.0%. This decrease resulted from a 5.7% decline in average earning assets caused mainly by a managed decline in the securities portfolio. The securities portfolio decline was made possible by a 40.9% decline in other borrowings, primarily repurchase agreements. The net interest margin was 4.06% for 2009, compared to 4.05% for 2008 and 4.41% for 2007. The cost of total borrowings in 2009 was 0.31%, down from 1.70% in 2008. The yield on earning assets for 2009 was 4.47%, down from 5.56% in 2008.

Other noninterest income increased 113.6% to $9.4 million compared to $4.4 million for 2008 and $2.5 million for 2007. The primary increase in other noninterest income was $5.0 million of increased revenues related to terminated interest rate swap hedge transactions. This revenue, which would normally amortize over the original term of the swap, was accelerated due to a decline in the number of floating loans available for the hedge. Other factors included an increase of 37.7% in service charge fees on deposit accounts.

Noninterest expense for 2009 increased $1.1 million or 7.4% from 2008. The largest factor in this increase was $1.4 million in FDIC premiums compared to $0.4 million in 2008, an increase of 261.1%. Increases for 2009 also include a $0.1 million or 1.5% increase in salaries and benefits. The efficiency ratio was 39.07% for 2009, as compared to 39.52% for 2008 and 37.68% for 2007.

Schedule 26

THE COMMERCE BANK OF WASHINGTON

(Dollar amounts in millions)	2009	2008	2007
PERFORMANCE RATIOS
Return on average assets	0.19%	1.57%	1.82%
Return on average common equity	2.13%	20.11%	25.89%
Efficiency ratio	39.07%	39.52%	37.68%
Net interest margin	4.06%	4.05%	4.41%

RISK-BASED CAPITAL RATIOS
Tier 1 leverage	10.57%	8.66%	7.45%
Tier 1 risk-based capital	12.60%	10.33%	10.36%
Total risk-based capital	13.86%	13.32%	13.46%

CREDIT QUALITY
Provision for loan losses	$22.5	1.1	0.3
Net loan and lease charge-offs (recoveries)	15.3	(0.1)	(0.1)
Ratio of net charge-offs to average loans and leases	2.59%	(0.03)%	(0.02)%
Allowance for loan losses	$13	6	5
Ratio of allowance for loan losses to net loans and leases	2.32%	1.05%	1.01%
Nonperforming assets	$29.5	–	0.2
Ratio of nonperforming assets to net loans and leases and other real estate owned	5.09%	–	0.04%

OTHER INFORMATION
Full-time equivalent employees	58	69	60

Domestic offices:
Traditional branches	1	1	1
Foreign office	1	1	–

Total offices	2	2	1

Net loans and leases contracted $10 million or 1.7% in 2009 compared to 2008. The decline was primarily due to $15.3 million in charge-offs and a decline in credit line utilization in the fourth quarter, offset by increases in commercial and industrial loans and loans to high net worth individuals. Yearly average net loans and leases increased by $34 million or 6.1% from 2008 to 2009. The allowance for loan and lease losses increased to $13 million in 2009 from $6 million in 2008, reflective of portfolio deterioration. TCBW continues to focus on loan growth in the commercial and high net worth individual markets and anticipates opportunities to grow market share in these areas as weaker local community banks struggle to maintain their client base.

Total deposits increased $29 million or 4.8% in 2009 compared to 2008. The ratio of noninterest-bearing demand deposits to total deposits was 31.0% in 2009 and 30.7% 2008. TCBW does not maintain brokered deposits and does not offer internet special rates.

The bank continued to be well capitalized in 2009. Its total risk-based capital ratio was 13.86% at 2009 year-end, 13.32% at 2008 and 13.46% at 2007.

Other

“Other” includes the Parent and various nonbanking subsidiaries, including nonbank financial services and financial technology subsidiaries and other smaller nonbank operating units, along with the elimination of transactions between segments.

The Other segment also includes Zions Management Services Company (“ZMSC”), which provides internal technology and operational services to affiliated operating businesses of the Company. ZMSC has 2,214 of the 2,483 FTE employees in the Other segment. ZMSC charges most of its costs to the affiliates on an approximate break-even basis.

The Other segment also includes The Commerce Bank of Oregon (“TCBO”), which was opened during the fourth quarter of 2005 and has not had a significant impact on the Company’s balance sheet and income statement. TCBO consists of a single banking office operating in the Portland, Oregon area. Its business strategies focus on serving the financial needs of businesses, professional service firms, executives and professionals. At December 31, 2009, TCBO had net loans of $53 million compared to $46 million at the end of 2008 and deposits of $47 million compared to $35 million at the end of 2008.

Also, the Other segment includes NetDeposit and Welman. NetDeposit generates revenues by selling hardware, software and services related to remote imaging, electronic capture and clearing of paper checks, and providing medical claims imaging, lockbox and web-based reconciliation and tracking services. NetDeposit protects, with patents, its intellectual property in business methods related to the electronic processing, clearing of checks, key aspects of Internet-based medical claims processing, and lending against medical claims submitted through the Internet.

Welman, including Contango Capital Advisors, Inc. (“Contango”), is a wealth management company that became a direct subsidiary of the Parent on January 1, 2008. We have extensive relationships with small and middle-market businesses and business owners that we believe present an unusual opportunity to offer wealth management services. Welman provides financial and tax planning, trust and inheritance services, over-the-counter, exchange-traded and synthetic derivative and hedging strategies, quantitative asset allocation and risk management and an array of investment strategies from equities and bonds through alternative and private equity investments. During 2009, Contango had an average balance of $1.0 billion of client assets under management and a strong pipeline of referrals from our affiliate banks, as compared to an average balance of $1.2 billion of assets under management during 2008. In years prior to 2008, Welman was a subsidiary of Zions Bank.

Schedule 27

OTHER

(Dollar amounts in millions)	2009	2008	2007
CONDENSED INCOME STATEMENT
Net interest income	$(100.4)	8.8	(0.8)
Net impairment losses on investment securities	(203.8)	(96.9)	(19.3)
Valuation losses on securities purchased	(1.6)	–	–
Elimination of loss on sale of investment securities to Parent	375.7	–	–
Gain on subordinated debt modification	508.9	–	–
Other noninterest income	(15.2)	(98.9)	22.8

Total revenue	563.6	(187.0)	2.7
Provision for loan losses	2.5	1.3	0.3
Noninterest expense	45.3	67.6	60.1
Impairment loss on goodwill	2.9	12.7	–

Income (loss) before income taxes	512.9	(268.6)	(57.7)
Income tax expense (benefit)	181.0	(111.8)	(45.7)

Net income (loss)	331.9	(156.8)	(12.0)
Net income (loss) applicable to noncontrolling interests	(5.7)	(5.5)	7.7

Net income (loss) applicable to controlling interest	337.6	(151.3)	(19.7)
Preferred stock dividends	(100.3)	(24.4)	(14.3)
Preferred stock redemption	84.6	–	–

Net earnings (loss) applicable to common shareholders	$321.9	(175.7)	(34.0)

YEAR-END BALANCE SHEET DATA
Total assets	$(757)	(757)	(126)
Total securities	469	600	651
Net loans and leases	66	132	87
Allowance for loan losses	2	2	1
Goodwill and other intangibles	1	7	22
Noninterest-bearing demand deposits	(30)	(35)	(238)
Total deposits	(569)	(1,558)	(396)
Preferred equity	(440)	394	240
Common equity	(439)	(150)	(232)
Noncontrolling interests	17	26	30

OTHER INFORMATION
Full-time equivalent employees	2,483	2,656	2,397

Domestic offices:
Traditional branches	1	1	1

Net earnings applicable to common shareholders for the Other segment was $321.9 million in 2009, compared to net losses of $175.7 million in 2008 and $34.0 million in 2007. The increase in net earnings applicable to common shareholders for 2009 is mainly due to the gain on subordinated debt modification and the impact of eliminating intercompany transactions, offset by increased net impairment losses on investment securities, increased preferred stock dividends mainly related to the U.S. Treasury’s $1.4 billion preferred stock investment and reduced net interest income. The increased net loss applicable to common shareholders for 2008 is mainly due to increased impairment losses on investment securities, goodwill impairment losses on P5 goodwill, intercompany hedge ineffectiveness eliminations, and increased preferred stock dividends mainly related to the U.S. Treasury’s $1.4 billion preferred stock investment. Net impairment and valuation losses on investment securities increased to a total of $205.4 million in 2009 from $96.9 million for 2008, mainly due to impairment losses on bank and insurance trust preferred CDO securities. See “Capital Management” on page 126 for an explanation of preferred stock dividends.

Net interest income was $(100.4) million in 2009, compared to $8.8 million in 2008 and $(0.8) million in 2007. The decrease in 2009 in net interest income is primarily due to the amortization of the discount on the modified convertible subordinated debt and interest expense on senior notes issued in 2009 at a higher interest rate. The modified convertible subordinated debt discount will be amortized to interest expense over the remaining life of the debt using the effective interest method. The rate of amortization will be accelerated if and as holders of the convertible subordinated debt elect to convert it into preferred stock. See further discussion in “Net Interest Income, Margin and Interest Rate Spreads” on page 52.

Other noninterest income was $(15.2) million in 2009 compared to $(98.9) million in 2008 and $22.8 million in 2007. The increase in other noninterest income is mainly due to an elimination in 2008 of $79.3 million for income recognized by the subsidiary banks on ineffective hedges that were not ineffective for the consolidated Company, and a $9.5 million decrease in net equity securities losses.

The decline in 2008 in other noninterest income is mainly due to $59.6 million in hedge ineffectiveness income eliminations in 2008 for ineffective hedges at the subsidiary banks that were not ineffective for the consolidated Company. Other reasons for the decrease include $15.4 million for intercompany derivative credit valuation income eliminations, $30.2 million for declines in net equity securities gains, $4.2 million for declines in net fixed income securities gains, a $7.1 million fair value decrease for a security accounted for at fair value, and $7.7 million for declines in income from other equity investments.

The Company selectively makes investments in financial services and financial technology ventures. The Company owns a significant position in IdenTrust, Inc. (“IdenTrust”), a company in which two unrelated venture capital firms also own significant positions, and which provides, among other services, online identity authentication services and infrastructure. IdenTrust continues to post operating losses and the Company recorded pretax charges of $0.9 million in 2009 and $1.7 million in 2008 and $2.2 million in 2007, which reduced our recorded investment in the Company.

The Company continues to selectively invest in new, innovative products and ventures. Most notably the Company has funded the continued development of NetDeposit (formerly NetDeposit, Inc. and P5). NetDeposit losses included in the Other segment were $12.0 million for 2009 compared to losses of $18.1 million in 2008 and $8.3 million in 2007. Excluding the goodwill impairment loss of $12.7 million, the net loss for 2008 was $5.4 million.

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets are those assets with interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets, while keeping nonearning assets at a minimum.

Interest-earning assets consist of money market investments, securities, and loans and leases. Schedule 7, which we referred to in our discussion of net interest income, includes the average balances of the Company’s interest-earning assets, the amount of revenue generated by them, and their respective yields. As shown in the schedule, average interest-earning assets in 2009 increased 2.3% to $48.8 billion from $47.7 billion in 2008 mainly driven by increased average loans. Average interest-earning assets comprised 90.2% of total average assets in 2009 compared with 88.7% in 2008. Average interest-earning assets were 92.5% of average tangible assets in 2009 as compared to 92.3% in 2008.

Average money market investments, consisting of interest-bearing deposits and commercial paper, federal funds sold, and security resell agreements increased 26.0% in 2009 to $2,380 million from $1,889 million in 2008. The increase in average money market investments reflects the increase in the Company’s liquidity during 2009. Average commercial paper purchased from Lockhart was $118 million for 2009 compared to $865 million for 2008. Average investment securities decreased 3.6% for 2009 compared to 2008. Average net loans and leases for 2009 increased 1.8% compared to 2008, primarily due to the impact of the acquired loans with FDIC support.

Investment Securities Portfolio

We invest in securities both to generate revenues for the Company and to manage liquidity. Schedules 28 and 29 present a profile of the Company’s investment portfolios at December 31, 2009 with asset-backed securities classified by credit ratings. Schedule 30 presents a summarized profile of the Company’s investment portfolios at December 31, 2009 and 2008. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security and credit impairment losses. The estimated fair values are the amounts that we believe most accurately reflect assumptions that other participants in the market place would use in pricing the securities as of the dates indicated.

Schedule 28 presents the Company’s asset-backed securities, classified by the highest of the ratings from any of Moody’s Investors Service, Fitch Ratings or Standard & Poors. Schedule 29 presents the asset-backed securities classified by the lowest of the ratings from any of these ratings agencies. During 2009, the Company continued to observe divergence of ratings on these securities between the various rating agencies.

Schedule 28

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT HIGHEST CREDIT RATING1

AT DECEMBER 31, 2009

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI[2]	Carrying value	Net unrealized gains (losses) not recognized in OCI[2]	Estimated fair value
HELD-TO-MATURITY
Municipal securities	$609	606	–	606	3	609
Asset-backed securities:
Trust preferred securities – banks and insurance
A rated	10	10	(1)	9	(1)	8
BBB rated	16	17	(2)	15	(3)	12
Noninvestment grade	237	237	(22)	215	(27)	188
Noninvestment grade – OTTI/PIK’d3	2	1	(1)	–	–	–

	265	265	(26)	239	(31)	208

Other
AAA rated	4	3	–	3	–	3
BBB rated	21	20	(1)	19	(9)	10
Noninvestment grade – OTTI/PIK’d3	12	7	(4)	3	–	3

	37	30	(5)	25	(9)	16

	911	901	(31)	870	(37)	833

AVAILABLE-FOR-SALE
U.S. Treasury securities	26	26	–	26		26
U.S. Government agencies and corporations:
Agency securities	242	243	6	249		249
Agency guaranteed mortgage-backed securities	373	374	11	385		385
Small Business Administration loan-backed securities	744	782	(14)	768		768
Municipal securities	244	237	5	242		242
Asset-backed securities:
Trust preferred securities – banks and insurance
AAA rated	71	70	(7)	63		63
AA rated	634	477	21	498		498
A rated	318	309	(84)	225		225
A rated – OTTI/PIK’d3	50	44	(12)	32		32
BBB rated	163	139	(29)	110		110
Not rated	26	25	(2)	23		23
Noninvestment grade	223	217	(56)	161		161
Noninvestment grade – OTTI/PIK’d3	933	742	(493)	249		249

	2,418	2,023	(662)	1,361		1,361

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(2)	14		14
Noninvestment grade – OTTI/PIK’d3	70	40	(30)	10		10

	95	56	(32)	24		24

Auction rate securities
AAA rated	170	157	–	157		157
BBB rated	3	3	–	3		3

	173	160	–	160		160

Other
AAA rated	50	48	(8)	40		40
A rated	3	3	–	3		3
Not rated	33	32	(20)	12		12
Noninvestment grade	6	4	(1)	3		3
Noninvestment grade – OTTI/PIK’d3	97	40	(21)	19		19

	189	127	(50)	77		77

	4,504	4,028	(736)	3,292		3,292

Other securities:
Mutual funds and stock	364	364	–	364		364

	4,868	4,392	(736)	3,656		3,656

Total	$5,779	5,293	(767)	4,526	(37)	4,489

[1]	Ratings categories include the entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the highest rating level.
[2]	Other comprehensive income. All amounts reported are pretax.
[3]

Consists of securities determined to have OTTI and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

Schedule 29

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT LOWEST CREDIT RATING1

AT DECEMBER 31, 2009

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI[2]	Carrying value	Net unrealized gains (losses) not recognized in OCI[2]	Estimated fair value
HELD-TO-MATURITY
Municipal securities	$609	606	–	606	3	609
Asset-backed securities:
Trust preferred securities – banks and insurance
Noninvestment grade	263	264	(25)	239	(31)	208
Noninvestment grade – OTTI/PIK’d3	2	1	(1)	–	–	–

	265	265	(26)	239	(31)	208

Other
A rated	4	3	–	3	–	3
Noninvestment grade	21	20	(1)	19	(9)	10
Noninvestment grade – OTTI/PIK’d3	12	7	(4)	3	–	3

	37	30	(5)	25	(9)	16

	911	901	(31)	870	(37)	833

AVAILABLE-FOR-SALE
U.S. Treasury securities	26	26	–	26		26
U.S. Government agencies and corporations:
Agency securities	242	243	6	249		249
Agency guaranteed mortgage-backed securities	373	374	11	385		385
Small Business Administration loan-backed securities	744	782	(14)	768		768
Municipal securities	244	237	5	242		242
Asset-backed securities:
Trust preferred securities – banks and insurance
AAA rated	5	5	-	5		5
AA rated	104	96	(2)	94		94
A rated	148	121	-	121		121
BBB rated	256	181	25	206		206
Not rated	26	25	(2)	23		23
Noninvestment grade	896	809	(178)	631		631
Noninvestment grade – OTTI/PIK’d3	983	786	(505)	281		281

	2,418	2,023	(662)	1,361		1,361

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(2)	14		14
Noninvestment grade – OTTI/PIK’d [3]	70	40	(30)	10		10

	95	56	(32)	24		24

Auction rate securities
AAA rated	163	151	–	151		151
BBB rated	3	3	–	3		3
Noninvestment grade	7	6	–	6		6

	173	160	–	160		160

Other
AAA rated	11	9	1	10		10
AA rated	37	37	(9)	28		28
A rated	5	5	–	5		5
Not rated	33	32	(20)	12		12
Noninvestment grade	6	4	(1)	3		3
Noninvestment grade – OTTI/PIK’d3	97	40	(21)	19		19

	189	127	(50)	77		77

	4,504	4,028	(736)	3,292		3,292

Other securities:
Mutual funds and stock	364	364	–	364		364

	4,868	4,392	(736)	3,656		3,656

Total	$5,779	5,293	(767)	4,526	(37)	4,489

[1]	Ratings categories include the entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the lowest rating level.
[2]	Other comprehensive income. All amounts reported are pretax.
[3]

Consists of securities determined to have OTTI and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

Schedule 30

INVESTMENT SECURITIES PORTFOLIO

	December 31,
	2009			2008			2007
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
HELD-TO-MATURITY:
Municipal securities	$606	606	609	697	697	695	704	704	702
Asset-backed securities:
Trust preferred securities – banks and insurance	265	239	208	1,188	1,004	677	–	–	–
Trust preferred securities – real estate investment trusts	–	–	–	36	27	21	–	–	–
Other	30	25	16	76	63	51	–	–	–

	901	870	833	1,997	1,791	1,444	704	704	702

AVAILABLE-FOR-SALE:
U.S. Treasury securities	26	26	26	28	29	29	52	53	53
U.S. Government agencies and corporations:
Agency securities	243	249	249	323	325	325	629	626	626
Agency guaranteed mortgage-backed securities	374	385	385	406	410	410	765	763	763
Small Business Administration loan-backed securities	782	768	768	693	667	667	789	771	771
Municipal securities	237	242	242	178	180	180	220	222	222
Asset-backed securities:
Trust preferred securities – banks and insurance	2,023	1,361	1,361	807	661	661	2,123	2,019	2,019
Trust preferred securities – real estate investment trusts	56	24	24	27	24	24	156	94	94
Auction rate securities	160	160	160	–	–	–	–	–	–
Small business loan-backed	–	–	–	–	–	–	183	182	182
Other	127	77	77	102	72	72	226	231	231

	4,028	3,292	3,292	2,564	2,368	2,368	5,143	4,961	4,961

Other securities:
Mutual funds and stock	364	364	364	308	308	308	174	174	174

	4,392	3,656	3,656	2,872	2,676	2,676	5,317	5,135	5,135

Total	$5,293	4,526	4,489	4,869	4,467	4,120	6,021	5,839	5,837

The amortized cost of investment securities at December 31, 2009 increased 8.7% from the balance at December 31, 2008. The change was largely due to Zions Bank purchasing securities from Lockhart ($678 million), the Company purchasing auction rate securities from customers ($237 million), securities acquired in the FDIC-assisted transactions of the failed Alliance, Great Basin, and Vineyard banks ($182 million), and the impact of the 2009 provisions of ACS 320 ($230 million) offset by OTTI credit impairment, valuation losses on security purchases, and security maturity paydowns. See further discussion of securities purchased from Lockhart in “Termination of Off-Balance Sheet Arrangement” on page 103. As discussed further in “Market Risk – Fixed Income” on page 120, changes in fair value on available-for-sale securities have been reflected in shareholders’ equity through accumulated other comprehensive income (“OCI”).

As shown previously, at December 31, 2009, 10.4% of the $3.7 billion of fair value of available-for-sale securities portfolio was valued at Level 1, 43.9% was valued at Level 2, and 45.7% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. See “Fair Value Accounting” on page 35 and Note 21 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $2,413 million and the fair value of these securities was $1,670 million. The securities valued at Level 3 were comprised of ABS CDOs and auction rate securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at year end was $743 million. As of December 31, 2009, we believe that the par amounts of the Level 3 available-for-sale securities for which no OTTI has been recognized do not differ from the amounts we currently anticipate realizing on settlement or maturity. See “Critical Accounting Policies and Significant Estimates” on page 35 for further details about the CDO securities pricing methodologies.

During 2009, the Company reassessed the classification of certain asset-backed and trust preferred CDOs and reclassified approximately $596 million at fair value of held-to-maturity securities to available-for-sale. These securities were downgraded from an investment grade to a noninvestment grade rating by at least one rating agency. No gain or loss was recognized in the statement of income at the time of reclassification.

We review investment securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, estimated credit impairment, if any, fair value in relationship to cost, the extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors. The Company incurred $280.5 million of credit-related OTTI charges recorded in earnings and $289.4 million pretax of OTTI related to illiquidity recorded in OCI during 2009. The collateral in these securities deemed to have OTTI includes bank and insurance trust preferred debt, commercial mortgage-backed securities, and debt issued by commercial income REITs, residential mortgage REITs, and homebuilders. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review. See “Other-than-Temporary Impairment – Debt Investment Securities” on page 42 for further details about the OTTI accounting policy.

The Company recognized valuation losses during 2009 of $187.9 million on securities purchased from Lockhart under the terms of Lockhart’s Liquidity Agreement and $24.2 million on auction rate securities purchased from bank customers at par. During 2008 the Company recognized valuation losses of $13.1 million on securities purchased from Lockhart. These securities purchased from Lockhart in 2009 and 2008 consisted of REIT CDOs and bank and insurance trust preferred CDOs. See “Termination of Off-Balance Sheet Arrangement” on page 103 for further details about Lockhart.

Schedules 31 and 32 provide additional information on the below-investment-grade rated bank and insurance trust preferred CDOs portion of the AFS and HTM portfolio with aggregate data on those securities which have been determined to not have OTTI at December 31, 2009 and those which have been determined to be OTTI at or prior to December 31, 2009. The schedules utilize the lowest rating to identify those securities below investment grade. The schedules segment the securities by original ratings level to provide granularity on the seniority level of the securities and the distribution of unrealized losses, and on pool-level performance and projections. The best and worst pool-level statistic for each original ratings subgroup is presented, not the best and worst single security within the original ratings grouping. The number of issuers and number of currently performing issuers noted in Schedule 32 are from the same security. The remaining statistics may not be from the same security.

The Company’s loss and recovery experience as of December 31, 2009 is 100% loss on defaults. Our experience with deferring collateral has been that of all collateral that has elected to defer beginning in 2007, 47% has defaulted and 53% remains within the allowable deferrable period.

The following schedules reflect data and assumptions that are included in the calculations of fair value and OTTI.

Schedule 31

BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOs BY ORIGINAL RATINGS LEVEL

AT DECEMBER 31, 2009

(Amounts in millions)	Number of securities	% of portfolio	Total				Average holding[1]
			Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)
Original ratings of securities, non-OTTI:
Original AAA	22	32%	$684	598	475	(123)	30	26	21	(5)
Original A	30	26	555	555	366	(189)	17	17	11	(6)
Original BBB	8	3	59	59	35	(24)	10	10	6	(4)

Total non-OTTI		61	1,298	1,212	876	(336)

Original ratings of securities, OTTI:
Original AAA	1	2	50	44	32	(12)	50	44	32	(12)
Original A	37	33	718	576	205	(371)	15	12	4	(8)
Original BBB	9	4	78	28	7	(21)	9	3	1	(2)

Total OTTI		39	846	648	244	(404)

Total noninvestment grade bank and insurance CDOs		100%	$2,144	1,860	1,120	(740)

[1]	The Company may have more than one holding of the same security.

Schedule 32

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW INVESTMENT GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOs

AT DECEMBER 31, 2009

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing[1]	% of original collateral defaulted[2]	% of original collateral deferring[3]	Subordination as a % of performing collateral[4]	Collateralization %[5]	Present value of expected cash flows discounted at coupon rate as a % of par[6]		Lifetime additional projected loss from performing collateral[7]
Original ratings of securities, non-OTTI:
Original AAA
Best	BB	49	43	4.43%	1.52%	76.15%	710.81%	100%		5.80%
Weighted average		33	24	13.58	14.98	33.97	253.82	99	[8]	8.57
Worst	CCC	16	8	23.79	23.99	15.12	158.67	94	[8]	23.50

Original A
Best	BB	29	29	–	–	24.20	305.17	110		4.98
Weighted average		17	16	3.20	5.21	7.75	127.78	101		8.06
Worst	C	6	4	14.50	15.57	(8.09)[9]	73.29 [10]	99	[8]	10.42

Original BBB
Best	B	36	36	–	–	14.99	354.73	100		4.98
Weighted average		29	28	0.62	2.51	7.92	241.25	100		7.70
Worst	C	17	16	3.01	4.99	1.13	120.34	100		9.83

Original ratings of securities, OTTI:
Original AAA
Single security	B	44	31	12.39	17.46	33.70	274.81	88		8.13

Original A
Best	BB	62	54	–	1.69	36.92	158.53	103		1.63
Weighted average		45	31	12.40	14.98	11.72	69.29	81		8.19
Worst	C	19	9	19.00	23.99	(56.93)	(7.09)	58		20.70

Original BBB
Best	CC	74	60	2.99	4.57	(7.72)	76.11	95		6.78
Weighted average		51	37	11.24	17.88	(13.77)	(116.69)	36		8.99
Worst	C	38	23	15.65	23.88	(18.85)	(352.86)	–		11.17

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
[2]	Collateral is identified as defaulted when a regulator closes an issuing bank.
[3]	Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
[4]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 8.2% to 100% dependent on credit for each deferring piece of collateral. “Subordination” in the schedule includes the effects of seniority level within the CDOs’ liability structure, the Company’s loss and recovery rate assumption for deferring but not defaulted collateral and a 0% recovery rate for defaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is either senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of (i) 100% of the defaulted collateral and (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral.

[5]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 8.2% to 100% dependent on credit for each deferring piece of collateral. “Collateralization” in the schedule identifies the portion of a CDO tranche that is backed by nondefaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is senior to our security’s priority level. The denominator is the par amount of the tranche. Par is defined as the original par less any principal paydowns. For further details on the loss assumption on deferrals see “Critical Accounting Policies and Significant Estimates” on page 35.

[6]

For OTTI securities, this statistic approximates the extent of OTTI credit losses taken. For the methodology used in determining OTTI credit loss see “Other-than-Temporary Impairment – Debt Investment Securities” on page 42.

[7]

This is the same statistic presented in Schedule 6 on page 41 and incorporated in the fair value and OTTI calculations. The statistic is the sum of incremental projected loss percentages from currently paying collateral for year one, years two through five and years six through thirty. For the methodology for projecting future credit losses see “Critical Accounting Policies and Significant Estimates” on page 35.

[8]	Although cash flows project a return of less than par, they project full recovery of amortized cost and therefore OTTI exists.
[9]	Negative subordination is projected to be remedied by excess spread prior to maturity.
[10]	Collateralization shortfall is projected to be remedied by excess spread prior to maturity.

During the fourth quarter of 2009, the Company was informed of outstanding offers from a hedge fund to the preferred shareholders (“equity holders”) of four CDOs in which the Company held senior debt. The offers sought to induce the equity holders, in exchange for payments to be made outside of the CDO, to approve sales to the hedge fund of substantial amounts of performing collateral at deeply discounted prices. Such sales, if consummated, would be detrimental to the interests of the more senior tranches of the CDO.

Three of the four offers were not accepted by preferred shareholders and the offer with respect to one CDO was accepted by the preferred shareholders. The trustee has not commenced to sell the collateral and has filed an action in the United States District Court for the Southern District of New York seeking that the court order the interested parties in all the CDOs to interplead and settle all claims relating to the collateral. The Company and numerous other holders of more senior tranches of this CDO have retained counsel to defend their interests in the CDOs and the collateral and to seek to block any such sales, and believe they have substantial legal bases to do so.

The Company had holdings with a carrying value and amortized cost of $6.6 million and $33.5 million, respectively, at December 31, 2009 related to the CDO with the accepted offer. The Company’s investment could be materially adversely affected if judicial determinations result in the sale of the performing collateral at significant discounts to fair value. The Company has not adjusted the cash flows of these securities or incorporated the risk of an adverse outcome into its OTTI analysis as a result of the actions described above. The Company does not expect that the ultimate judicial determination will permit the proposed sales, which are in contravention to the seniority concepts within the CDOs. We did not find that sufficient information was available to market participants at either the balance sheet date or filing date to support the expectation of an adverse outcome. Schedule 33 also presents information regarding the investment securities portfolio. This schedule presents the maturities of the different types of investments that the Company owned as of December 31, 2009, and the corresponding average interest rates that the investments will yield if they are held to maturity. It should be noted that most of the SBA loan-backed securities and asset-backed securities are variable rate and their repricing periods are significantly less than their contractual maturities. Also see “Liquidity Risk” on page 121 and Notes 1, 4 and 7 of the Notes to Consolidated Financial Statements for additional information about the Company’s investment securities and their management.

Schedule 33

MATURITIES AND AVERAGE YIELDS ON SECURITIES

AT DECEMBER 31, 2009

	Total securities		Within one year		After one but within five years		After five but within ten years		After ten years
(Amounts in millions)	Amortized cost	Yield*	Amortized cost	Yield*	Amortized cost	Yield*	Amortized cost	Yield*	Amortized cost	Yield*
HELD-TO-MATURITY
Municipal securities	$606	7.1%	$90	6.1%	$236	6.6%	$145	7.8%	$135	8.0%
Asset-backed securities:
Trust preferred securities – banks and insurance	265	2.5	–		1	2.4	64	2.2	200	2.6
Other	30	1.0	–		8	1.1	15	1.1	7	0.8

	901	5.6	90	6.1	245	6.4	224	5.8	342	4.7

AVAILABLE-FOR-SALE
U.S. Treasury securities	26	2.7	25	2.4	1	7.7	–		–
U.S. Government agencies and corporations:
Agency securities	243	5.2	78	5.2	126	5.2	34	5.3	5	5.3
Agency guaranteed mortgage-backed securities	374	4.4	106	4.5	194	4.4	56	4.2	18	4.1
Small Business Administration loan-backed securities	782	2.0	156	2.0	372	2.0	187	2.0	67	2.0
Municipal securities	237	5.0	11	6.9	40	6.6	69	5.8	117	3.7
Asset-backed securities
Trust preferred securities – banks and insurance	2,023	2.0	21	2.0	113	2.3	231	2.4	1,658	2.0
Trust preferred securities – real estate investment trusts	56	2.0	–		–		12	0.8	44	2.3
Auction rate securities	160	0.9	–		–		–		160	0.9
Other	127	1.6	26	1.7	53	1.8	6	1.4	42	1.2

	4,028	2.6	423	3.4	899	3.2	595	3.0	2,111	2.0

Other securities:
Mutual funds and stock	364	0.1	364	0.1	–		–		–

	4,392	2.4	787	1.9	899	3.2	595	3.0	2,111	2.0

Total	$5,293	2.9%	$877	2.3%	$1,144	3.9%	$819	3.8%	$2,453	2.4%

*	Taxable-equivalent rates used where applicable based on a statutory rate of 35%.

As shown in Schedule 34, the investment securities portfolio at December 31, 2009 includes $654 million of nonrated, fixed-income securities compared to $707 million at December 31, 2008. Nonrated municipal securities held in the portfolio were underwritten as to credit by Zions Bank’s Municipal Credit Department in accordance with its established municipal credit standards.

Schedule 34

NONRATED SECURITIES

	December 31,
(Book value in millions)	2009	2008
Municipal securities	$594	681
Other nonrated debt securities	60	26

	$654	707

Loan Portfolio

As of December 31, 2009, net loans and leases accounted for 78.6% of total assets compared to 75.6% at year-end 2008, and 80.4% of tangible assets as compared to 78.1% at December 31, 2008. Schedule 35 presents the Company’s loans outstanding by type of loan as of the five most recent year-ends. The schedule also includes a maturity profile for the loans that were outstanding as of December 31, 2009. However, while this schedule reflects the contractual maturity and repricing characteristics of these loans, in certain cases the Company has hedged the repricing characteristics of its variable-rate loans as more fully described in “Interest Rate Risk” on page 117.

Schedule 35

LOAN PORTFOLIO BY TYPE AND MATURITY

	December 31, 2009				December 31,
(In millions)	One year or less	One year through five years	Over five years	Total	2008	2007	2006	2005
Commercial lending:
Commercial and industrial	$5,204	3,456	1,262	9,922	11,447	10,407	8,422	7,192
Leasing	25	317	124	466	431	503	443	373
Owner occupied	459	1,319	6,974	8,752	8,743	7,545	6,260	4,825

Total commercial lending	5,688	5,092	8,360	19,140	20,621	18,455	15,125	12,390
Commercial real estate:
Construction and land development	3,243	2,095	214	5,552	7,516	7,869	7,483	6,065
Term	1,036	2,256	3,963	7,255	6,196	5,334	4,952	4,640

Total commercial real estate	4,279	4,351	4,177	12,807	13,712	13,203	12,435	10,705
Consumer:
Home equity credit line	15	109	2,011	2,135	2,005	1,608	1,850	1,831
1-4 family residential	112	324	3,206	3,642	3,877	3,975	4,192	4,130
Construction and other consumer real estate	206	105	148	459	774	945	–	–
Bankcard and other revolving plans	214	115	12	341	374	347	295	207
Other	68	197	28	293	385	460	457	537

Total consumer	615	850	5,405	6,870	7,415	7,335	6,794	6,705
Foreign loans	62	3	–	65	43	51	3	5
FDIC-supported loans	496	333	616	1,445
Other receivables	–	–	–	–	–	–	209	191

Total loans	$11,140	10,629	18,558	40,327	41,791	39,044	34,566	29,996

Loans maturing in more than one year:
With fixed interest rates		$4,414	3,536	7,950
With variable interest rates		6,215	15,022	21,237

Total		$10,629	18,558	29,187

During 2008 the Company completed a loan classification project. Information to reclassify loans for periods prior to 2007 is not available.

Net loans and leases decreased $1.5 billion during 2009 compared to an increase of $2.8 billion during 2008. Loans at December 31, 2009 include $1.4 billion of loans, acquired from the FDIC with loss sharing agreements, related to the failed Alliance Bank, Great Basin Bank, and Vineyard Bank. Excluding these FDIC-supported loans, net loans and leases decreased approximately $2.9 billion or 7.0% during 2009 throughout our markets due to weak loan demand, as well as pay-offs and loan charge-offs resulting from challenging economic conditions in our markets. Loan contraction during 2009 was primarily in commercial construction and land development at all banking subsidiaries and secondarily in commercial lending. We did have loan growth in the commercial real estate term category at all banking subsidiaries except NSB as maturing, credit-worthy commercial construction and land development loans converted into commercial real estate term loans. The increase in loans in 2008 includes $1.2 billion of loans resulting from the purchase of certain securities from Lockhart, as discussed in “Termination of Off-Balance Sheet Arrangement” on page 103. These securities were backed by loans originated or underwritten by Zions Bank and are reflected on the Company’s balance sheet primarily as owner-occupied commercial loans.

Although we continue to actively originate loans, we expect that core loan balances for the next few quarters will most likely contract. This is mainly due to the current economic environment which is causing a reduction in loan demand. Pay-downs, charge offs, and other reductions are likely to continue to offset originations. We expect construction and land development balances to continue to decline as they have during recent quarters.

Sold Loans Being Serviced

The Company performs loan servicing operations on both loans that it holds in its portfolios as well as loans that are owned by third parties. Servicing loans includes:

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

Schedule 36

SOLD LOANS BEING SERVICED

	2009		2008		2007
(In millions)	Sales	Outstanding at year-end	Sales	Outstanding at year-end	Sales	Outstanding at year-end
Home equity credit lines	$–	–	–	–	–	71
Small business loans	–	–	–	–	–	1,331
SBA 7(a) loans	25	202	31	98	–	90
Farmer Mac	80	417	74	403	64	393
Leases	–	49	86	77	–	–

Total	$105	668	191	578	64	1,885

The increase in outstanding SBA 7(a) sold loans being serviced is primarily due to the impact of acquired SBA 7(a) loan servicing portfolios at Alliance and Vineyard Banks.

Other Earning Assets

As of December 31, 2009, the Company had $1,100 million of other noninterest-bearing investments compared with $1,044 million in 2008. The increase in other noninterest-bearing investments resulted mainly from increases in Federal Reserve stock.

Schedule 37

OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,
(In millions)	2009	2008
Bank-owned life insurance	$620	623
Federal Home Loan Bank stock	136	136
Federal Reserve stock	122	84
SBIC investments[1]	65	66
Non-SBIC investment funds and other	102	93
Investments in ADC arrangements	19	16
Other public companies	22	12
Trust preferred securities	14	14

	$1,100	1,044

[1]	Amounts include minority investors’ interests in Zions’ managed SBIC investments of approximately $18 million and $26 million as of the respective dates.

Federal Reserve stock investments increased $38 million during 2009 due to regulatory required investments.

Non-SBIC investment funds increased $9 million during 2009 primarily as a result of increased investment in funds within new and existing investment commitments and appreciation on investments.

Other public company investments increased $10 million during 2009 primarily due to increased equity in earnings from investments in Farmer Mac and Life Quotes, Inc.

Deposits and Borrowed Funds

Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. During 2009, total actual and average deposit balances increased over 2008 balances, and were impacted by the inclusion of deposits related to failed bank FDIC-assisted acquisitions and a failed bank FDIC paying agent agreement. Total deposits exceeded the Company’s net loans and leases balance at December 31, 2009.

Schedule 7 on page 54 summarizes average deposit balances for the past five years along with their respective interest costs and average interest rates. Average noninterest-bearing deposits increased 20.9% in 2009 from 2008, while average interest-bearing deposits increased 11.8% during the same time period. Average noninterest-bearing deposit account balance growth was strong in 2009 and the Company believes this is partially attributable to low absolute interest rates and the FDIC guarantee on demand deposits.

Total deposits at December 31, 2009 increased $0.5 billion to $41.8 billion, or 1.3% over the balances reported at December 31, 2008. Noninterest-bearing demand deposits at December 31, 2009 increased $2.6 billion to $12.3 billion compared to $9.7 billion at December 31, 2008. Demand, savings and money market deposits comprised 82.6% of total deposits at December 31, 2009, compared with 74.9% as of December 31, 2008. The increase was mainly driven by increased noninterest-bearing demand deposits and savings deposits during 2009.

During 2008 and the first quarter of 2009, the Company increased brokered deposit programs and Internet money market accounts to serve as an additional source of liquidity for the Company and to reduce its reliance on FHLB advances and other short-term borrowings. As liquidity returned to the market during 2009, the Company reduced brokered deposit programs. At December 31, 2009, total deposits included $1.6 billion of brokered deposits compared to $3.3 billion at December 31, 2008. Internet money market deposits were $2.7 billion compared to $2.5 billion at December 31, 2008. Money market deposits included $1.3 billion of brokered deposits or 7.7% of total money market deposits. The average balance of brokered deposits was $2.9 billion for 2009 and $653 million for 2008.

See “Liquidity Risk” on page 121 for information on funding and borrowed funds. Also, see Notes 11, 12 and 13 of the Notes to Consolidated Financial Statements for additional information on borrowed funds.

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

Lockhart ceased issuance of asset backed commercial paper on April 21, 2009 after Moody’s downgraded Zions Bank, as Liquidity Bank, from P1 to NP and downgraded Lockhart as a consequence. Effective June 5, 2009, Zions Bank became a holder of over 90% of Lockhart’s commercial paper notes, causing Lockhart to no longer be a QSPE and thus requiring consolidation of Lockhart by Zions Bank at fair value.

On September 15, 2009, the remaining outstanding commercial paper notes of Lockhart totaling $3 million matured. Lockhart’s remaining security portfolio was exclusively SBA-backed securities. Following the notes’ maturity on September 15, 2009, Lockhart and its program documents were terminated as agreed to in an executed Termination Agreement dated May 29, 2009 between all involved parties.

Under the terms of a liquidity facility, prior to Lockhart’s consolidation Zions Bank purchased, during the nine months ended September 30, 2009, $678 million of securities from Lockhart at book value and recognized losses of $187.9 million in marking the securities to fair value.

See “Liquidity Management Actions” on page 123 and Note 6 of the Notes to Consolidated Financial Statements for additional information on Lockhart.

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

Centralized oversight of credit risk is provided through a uniform credit policy, credit administration, and credit exam functions at the Parent. Effective management of credit risk is essential in maintaining a safe, sound and profitable financial institution. We have structured the organization to separate the lending function from the credit administration function, which has added strength to the control over, and independent evaluation of, credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio, and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Further, an independent internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to management and to the Credit Review Committee of the Board of Directors. New, expanded, or modified products and services as well as new lines of business, are approved by a New Product Review Committee at the bank level or Parent level, depending on the inherent risk of the new activity.

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

With regard to credit risk associated with counterparties in off-balance sheet credit instruments, Zions Bank and Amegy have International Swap Dealer Association (“ISDA”) agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between Zions Bank and Amegy and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value of the derivative and the credit rating of the party with the obligation. The credit rating used in these situations is provided by either Moody’s or Standard & Poor’s. This means that a counterparty with a “AAA” rating would be obligated to provide less collateral to secure a major credit exposure than one with an “A” rating. All derivative gains and losses between Zions Bank or Amegy and a single counterparty are netted to determine the net credit exposure and therefore the collateral required. We have no exposure to credit default swaps.

The Company’s credit risk management strategy includes diversification of its loan portfolio. The Company maintains a diversified loan portfolio with some emphasis in real estate. The Company attempts to avoid the risk of an undue concentration of credits in a particular property type or with an individual customer or counterparty. During 2009 the Company adopted new concentration limits on various types of commercial real estate lending, particularly construction and land development lending, which over time should reduce further the Company’s exposure to this type of lending. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries. See Note 5 of the Notes to Consolidated Financial Statements for further information on concentrations of credit risk.

As displayed in Schedule 38, at year-end 2009 no single loan type exceeded 24.6% of the Company’s total loan portfolio.

Schedule 38

LOAN PORTFOLIO DIVERSIFICATION

	December 31, 2009		December 31, 2008
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial lending:
Commercial and industrial	$9,922	24.6%	$11,447	27.4%
Leasing	466	1.2	431	1.0
Owner occupied	8,752	21.7	8,743	20.9
Commercial real estate:
Construction and land development	5,552	13.8	7,516	18.0
Term	7,255	18.0	6,196	14.8
Consumer:
Home equity credit line	2,135	5.3	2,005	4.8
1-4 family residential	3,642	9.0	3,877	9.3
Construction and other consumer real estate	459	1.1	774	1.9
Bankcard and other revolving plans	341	0.8	374	0.9
Other	293	0.7	385	0.9
Foreign Loans	65	0.2	43	0.1
FDIC-supported loans	1,445	3.6	–	–

Total loans	$40,327	100.0%	$41,791	100.0%

In addition, as reflected in Schedule 39, as of December 31, 2009, the commercial real estate loan portfolio is also well diversified by property type, purpose and collateral location.

Schedule 39

COMMERCIAL REAL ESTATE PORTFOLIO BY PROPERTY TYPE AND COLLATERAL LOCATION

(REPRESENTS PERCENTAGES BASED UPON OUTSTANDING COMMERCIAL REAL ESTATE LOANS)

AT DECEMBER 31, 2009

(Amounts in millions) Loan Type	Balance[1]	Collateral location									Product as a % of total CRE	Product as a % of loan type
		Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah / Idaho	Wash- ington	Other
Commercial term
Industrial		0.88%	0.40	1.44	0.26	0.14	0.71	0.31	0.12	0.38	4.64	8.05
Office		1.58	1.02	2.55	1.48	0.87	1.48	1.62	0.42	1.61	12.63	21.91
Retail		1.17	1.10	2.90	1.91	0.70	2.58	0.49	0.26	1.62	12.73	22.07
Hotel/motel		1.81	1.01	1.00	0.45	0.68	1.31	1.66	0.24	3.80	11.96	20.73
Acquisition and development		–	–	–	–	–	–	–	0.01	–	0.01	0.01
Medical		0.64	0.29	0.45	0.63	0.11	0.17	0.20	0.01	0.03	2.53	4.39
Recreation/restaurant		0.50	0.07	0.46	0.30	0.18	0.20	0.24	0.02	0.38	2.35	4.06
Multifamily		0.69	0.42	2.26	0.46	0.35	1.74	0.47	0.11	0.50	7.00	12.14
Other		0.51	0.22	1.14	0.41	0.12	0.08	0.80	0.08	0.47	3.83	6.64
Total commercial term	$7,180.1	7.78	4.53	12.20	5.90	3.15	8.27	5.79	1.27	8.79	57.68	100.00
Residential construction and land development
Single family housing		0.45	0.03	0.48	0.08	0.82	1.35	0.67	0.23	0.33	4.44	31.71
Acquisition and development		1.90	0.31	1.03	0.67	0.64	2.86	1.94	0.07	0.16	9.58	68.29
Total residential construction and land development	1,745.5	2.35	0.34	1.51	0.75	1.46	4.21	2.61	0.30	0.49	14.02	100.00
Commercial construction and land development
Industrial		0.07	0.01	0.15	–	–	0.64	0.06	0.01	0.01	0.95	3.34
Office		0.28	0.07	0.58	0.43	0.35	0.75	0.43	0.03	0.11	3.03	10.71
Retail		1.04	0.02	0.10	0.90	0.27	2.54	0.63	0.03	0.23	5.76	20.34
Hotel/motel		0.14	0.19	0.32	0.04	0.02	0.35	0.05	–	0.13	1.24	4.39
Acquisition and development		1.08	0.09	0.54	1.34	0.48	2.84	1.29	0.05	0.39	8.10	28.62
Medical		0.18	–	0.03	0.25	–	0.14	0.02	0.06	0.35	1.03	3.63
Recreation/restaurant		0.06	–	–	0.02	–	–	0.01	–	–	0.09	0.34
Other		0.07	–	–	0.41	0.03	0.43	0.18	0.02	0.10	1.24	4.39
Apartments		0.47	0.47	0.74	0.24	0.24	2.54	0.40	0.41	1.35	6.86	24.24
Total commercial construction and land development	3,522.3	3.39	0.85	2.46	3.63	1.39	10.23	3.07	0.61	2.67	28.30	100.00
Total construction and land development	5,267.8	5.74	1.19	3.97	4.38	2.85	14.44	5.68	0.91	3.16	42.32	100.00
Total commercial real estate	$12,447.9	13.52%	5.72	16.17	10.28	6.00	22.71	11.47	2.18	11.95	100.00

1	Excludes approximately $359 million of unsecured loans outstanding, but related to the real estate industry.

During 2009, the Company acquired assets from the FDIC as receiver for the failed Alliance Bank, Great Basin Bank, and Vineyard Bank that are included in nonperforming loans and other loans with characteristics indicative of a high credit risk profile. These include substantial concentrations in California and Nevada, loans with homebuilders and other construction finance loans. Because most of these assets are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets and 95% of the credit losses in excess of those amounts, the Company’s financial exposure to losses from these assets is substantially limited. FDIC-supported loans represent approximately 3.6% of the Company’s total loan portfolio.

The Company’s level of credit quality continued to weaken during 2009, although it weakened at a decreasing rate during the fourth quarter of 2009. This deterioration in credit quality is now widespread and affects most of the Company’s geographic markets and product types. The Company believes that a number of indicators of credit quality began to stabilize toward the end of 2009, although further deterioration in the economy could result in further deterioration in credit quality.

Loan-to-value (“LTV”) ratios are another key determinant of credit risk in commercial real estate lending. The Company estimates that the weighted average LTV ratio on the total commercial real estate portfolio at December 31, 2009, detailed in year-end amounts in Schedule 39, was approximately 58.6% compared to 57.4% at December 31, 2008.

However, continued declines in property values in many of our distressed markets may understate the actual current LTV levels. This estimate is based on the most current appraisals, generally obtained as of the date of origination, downgrade or renewal of the loans.

Lending to finance residential land acquisition, development and construction is a core business for the Company. In some geographic markets, significant declines in the availability of mortgage financing to buyers of newly constructed homes, declining home values and general uncertainty in the residential real estate market continue to have an adverse impact on the operations of many of the Company’s developer and builder customers.

The Company does not pursue subprime residential mortgage lending, including option ARM and negative amortization loans. It does have approximately $475 million of stated income loans with generally high FICO scores at origination, including “one-time close” loans to finance the construction of a home, which convert into permanent jumbo mortgages. This portfolio began to show significant credit quality deterioration in the second half of 2008. At December 31, 2009, approximately $74 million of the stated income loans had FICO scores of less than 620, reflecting the current economic environment. These totals exclude held-for-sale loans.

The Company is engaged in home equity credit line lending. We actively monitor our credit risk in this portfolio and as of December 31, 2009, approximately 14.5% of the Company’s $2.1 billion portfolio was estimated to have loan-to-value ratios above 100%. Of the total home equity credit line portfolio, 0.42% was 90 or more days past due at December 31, 2009 as compared to 0.20% as of December 31, 2008. The credit losses for this portfolio were 75 basis points for the twelve months ended December 31, 2009. During 2009, the Company modified $1.4 million of home equity credit line loans. The Company requires appraisals for all real estate collateral-dependent loans at the time of origination and when adverse credit events occur.

Commercial Real Estate Loans

Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following schedule:

Schedule 40

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

AT DECEMBER 31, 2009

(Amounts in millions)		Collateral location										% of total CRE
Loan Type	As of date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah / Idaho	Wash- ington	Other[1]	Total
Commercial term
Balance outstanding	12/31/09	$987.9	362.3	1,659.4	765.0	488.3	1,044.1	729.3	194.6	1,024.2	7,255.1	56.6%
% of loan type		13.6%	5.0%	22.9%	10.5%	6.7%	14.4%	10.1%	2.7%	14.1%	100.0%

Delinquency rates[2]:
30-89 days	12/31/09	1.8%	2.4%	2.4%	7.6%	1.4%	4.3%	2.4%	0.3%	9.2%	4.0%
	12/31/08	0.5%	0.9%	0.4%	1.8%	–	0.7%	1.8%	–	4.4%	1.4%

≥ 90 days	12/31/09	1.4%	1.6%	1.6%	3.9%	0.8%	3.3%	1.1%	–	5.6%	2.5%
	12/31/08	0.2%	0.9%	0.1%	1.2%	–	0.2%	1.0%	–	3.0%	0.8%

Accruing loans past due 90 days or more	12/31/09	$1.2	–	0.6	0.5	–	1.2	0.6	–	2.6	6.7
	12/31/08	1.9	–	–	2.4	–	–	–	–	7.5	11.8

Nonaccrual loans	12/31/09	14.5	6.5	30.3	60.9	6.5	36.3	10.0	1.4	62.1	228.5
	12/31/08	0.5	2.8	2.0	6.7	0.4	4.5	6.4	–	20.3	43.6

Residential construction and land development
Balance outstanding	12/31/09	$324.8	43.5	155.2	114.5	189.2	524.7	340.3	39.7	144.5	1,876.4	14.7%
% of loan type		17.3%	2.3%	8.3%	6.1%	10.1%	28.0%	18.1%	2.1%	7.7%	100.0%

Delinquency rates[2]:
30-89 days	12/31/09	20.9%	8.3%	6.2%	18.0%	12.7%	14.2%	20.1%	0.2%	15.8%	15.5%
	12/31/08	16.7%	7.3%	9.3%	38.8%	6.9%	3.3%	20.4%	0.5%	8.6%	13.1%

≥ 90 days	12/31/09	17.9%	8.3%	4.6%	5.6%	11.1%	7.3%	19.7%	–	6.9%	11.3%
	12/31/08	12.3%	2.3%	7.7%	20.9%	5.6%	2.4%	18.8%	0.5%	4.5%	9.6%

Accruing loans past due 90 days or more	12/31/09	$6.2	–	–	–	–	0.1	1.9	–	0.1	8.3
	12/31/08	7.2	–	–	1.0	–	0.7	9.6	0.3	–	18.8

Nonaccrual loans	12/31/09	66.2	4.8	33.7	44.5	23.0	103.4	100.1	–	19.8	395.5
	12/31/08	99.3	5.8	45.6	50.5	15.0	18.6	88.7	–	19.3	342.8

Commercial construction and land development
Balance outstanding	12/31/09	$444.2	84.1	333.6	467.8	212.9	1,328.3	425.9	86.3	292.5	3,675.6	28.7%
% of loan type		12.1%	2.3%	9.1%	12.7%	5.8%	36.1%	11.6%	2.3%	8.0%	100.0%

Delinquency rates[2]:
30-89 days	12/31/09	12.9%	–	3.9%	23.4%	7.9%	9.4%	14.5%	24.6%	4.1%	11.3%
	12/31/08	2.8%	–	2.4%	10.5%	0.5%	2.1%	6.6%	1.8%	6.1%	4.1%

≥ 90 days	12/31/09	7.3%	–	3.0%	19.1%	1.6%	5.5%	7.7%	–	4.1%	6.9%
	12/31/08	0.7%	–	–	8.5%	0.5%	0.2%	2.9%	–	6.1%	2.2%

Accruing loans past due 90 days or more	12/31/09	$4.1	–	–	9.1	0.8	0.9	3.0	–	0.1	18.0
	12/31/08	1.8	–	–	25.4	–	–	8.1	–	18.6	53.9

Nonaccrual loans	12/31/09	57.1	–	12.8	107.2	4.7	198.8	37.0	–	11.8	429.3
	12/31/08	27.4	–	11.1	66.2	1.4	14.0	4.3	–	6.3	130.7
Total construction and land development	12/31/09	769.0	127.6	488.8	582.3	402.1	1,853.0	766.2	126.0	437.0	5,552.0

Total commercial real estate	12/31/09	$1,756.9	489.9	2,148.2	1,347.3	890.4	2,897.1	1,495.5	320.6	1,461.2	12,807.1	100.0%

[1]	No other geography exceeded $194 million for all three loan types.
[2]	Delinquency rates include nonaccrual loans.

Approximately 32% of the commercial term loans consist of mini-perm loans on which construction is complete and the project is either in the process of stabilization or has stabilized, and the owner is waiting to seek permanent financing. Mini-perm loans generally have maturities of 3 to 7 years. The remaining 68% are term loans with initial maturities generally of 15 to 20 years. Stabilization criteria differ by product and are dependent on cash flow created by lease-up for office, industrial and retail products and occupancy for retail and apartment products.

Approximately 28.6% of the commercial construction and land development portfolio is designated as acquisition and development. Most of these acquisition and development properties are tied to specific retail, apartment, office or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. The owners’ equity is generally expected to be injected prior to bank advances. Remargining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is repaid via cash flow, the projected economics of the project are primary in the underwriting because this determines the ultimate value of the property and the ability to service debt. Therefore, in most projects (with the exception of multi-family projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service ratio of 1.20.

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

Real estate appraisals are ordered independently of the credit officer and the borrower, generally by the banks’ appraisal review function, which is staffed by certified appraisers. In some cases, reports from automated valuation services are used. Appraisals are ordered from outside appraisers at the inception, renewal, or for CRE loans, upon the occurrence of any event causing a “criticized” or “classified” grade to be assigned to the credit. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist. Advance rates, on an “as completed basis,” will vary based on the viability of the project and the creditworthiness of the sponsor, but corporate guidelines generally limit advances to 50-65% for raw land, 65-75% for land development, 65-75% for finished commercial lots, 75-80% for finished residential lots, 80% for pre-sold homes, 75-80% for models and spec homes, and 75-80% for commercial properties. Exceptions may be granted on a case-by-case basis.

Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls, and on construction projects, independent progress inspection reports. The receipt of these schedules is closely monitored and calculations are made to determine adherence to the covenants set forth in the loan agreement. Additionally, the frequency of loan-by-loan reviews has been increased to a quarterly basis for all commercial and residential construction and land development loans at Zions Bank, California Bank & Trust, Amegy, National Bank of Arizona, Nevada State Bank, and Vectra Bank.

Interest reserves are established as an expense item in the budget on some real estate construction or development loans. We generally require the borrower to put the total amount of available equity into the project at the inception of the construction. This enables the bank to maximize the amount of equity obtained and control the amount of money set aside to pay interest on the construction loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. At any time during the life of the credit that the project is determined not to be viable, the bank discontinues the use of the interest reserve and takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed appropriate. At year-end 2009, Zions’ affiliates have 416 loans with an outstanding balance of $1.0 billion where available interest reserves amounted to $106 million. In instances where projects have been determined unviable, the interest reserves have been frozen.

We have not been involved to any meaningful extent with insurance arrangements, credit derivatives, or any other default agreements as a mitigation strategy for commercial real estate loans. However, we do make use of personal or other guarantees as risk mitigation strategies.

The Company periodically stress tests its CRE loan portfolio. This testing is back-tested and the results of the testing are reviewed regularly with the management, rating agencies, and various banking regulators. The stress testing methodology includes a loan-by-loan Monte Carlo simulation, which is an approach that measures potential loss of principal and related revenues. The Monte Carlo simulation stresses the probability of default and loss given default for CRE loans based on a variety of factors including regional economic factors, loan grade, loan-to-value, collateral type, and geography.

Nonperforming Assets

Nonperforming lending related assets include nonaccrual loans and other real estate owned. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Consumer loans are placed on nonaccrual status when the loan is 90 days past due. Generally, closed-end non-real estate secured consumer loans are charged off prior to 120 days past due. Open-end consumer loans adequately secured by real estate are placed on nonaccrual status at 90 days. Open-end credit card consumer loans are charged off when they become 180 days past due. Nonaccrual loans also include nonperforming loans restructured to provide a reduction or deferral of interest or principal payments. This generally occurs when the financial condition of a borrower deteriorates to the point that the borrower needs to be given temporary or permanent relief from the original contractual terms of the loan. During 2009, the Company modified $121 million of CRE loans. Other real estate owned is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

As reflected in Schedule 41, the Company’s nonperforming assets as a percentage of net loans and leases and OREO increased significantly during 2009. The percentage was 6.80% at December 31, 2009 (6.00% excluding FDIC-supported assets) compared with 2.71% on December 31, 2008 and 0.70% on December 31, 2007. Total nonperforming lending related assets were $2,769 million at December 31, 2009 ($2,359 million excluding FDIC-supported assets) compared to $1,138 million at December 31, 2008 and $274 million at December 31, 2007.

Total nonaccrual loans excluding FDIC-supported loans at December 31, 2009 increased $1,077 million from the balances at December 31, 2008, which included increases of $368 million for commercial construction and land development loans, $316 million for commercial owner occupied loans, $184 million for commercial real estate term loans, $171 million for commercial and industrial loans, and $65 million for consumer real estate loans. The increase in nonaccrual loans was primarily in Texas, Utah, and California while all the other markets experienced increases as well. Total nonperforming assets excluding FDIC-supported assets increased $1,221 million from the balances at December 31, 2008.

The following schedule sets forth the Company’s nonperforming lending related assets:

Schedule 41

NONPERFORMING LENDING RELATED ASSETS

	December 31,
(Amounts in millions)	2009	2008	2007	2006	2005
Nonaccrual loans:
Loans held for sale	$–	30	–	–	–
Commercial lending:
Commercial and industrial	319	148	58	25	21
Leasing	11	8	–	–	–
Owner occupied	474	158	21	13	16
Commercial real estate:
Construction and land development	825	457	161	14	17
Term	228	44	4	8	3
Consumer:
Real estate	162	97	13	5	9
Other	4	4	2	2	2
Other	–	–	–	–	1

Nonaccrual loans, excluding FDIC-supported loans	2,023	946	259	67	69

Other real estate owned:
Commercial:
Commercial properties	85	36	8	5	3
Developed land	14	7	–	–	5
Land	35	2	2	2	3
Residential:
1-4 family	50	40	4	2	9
Developed land	119	71	1	–	–
Land	33	36	–	–	–

Other real estate owned, excluding FDIC-supported assets	336	192	15	9	20

Other assets	–	–	–	6	–

Total nonperforming lending related assets, excluding FDIC-supported assets	2,359	1,138	274	82	89

FDIC-supported nonaccrual loans	356	–	–	–	–
FDIC-supported other real estate owned	54	–	–	–	–

FDIC-supported nonperforming lending related assets	410	–	–	–	–

Total nonperforming lending related assets	$2,769	1,138	274	82	89

Ratio of nonperforming assets, excluding FDIC-supported assets, to net loans and leases* and other real estate owned	6.00%	2.71%	0.70%	0.24%	0.29%
Ratio of nonperforming assets to net loans and leases* and other real estate owned	6.80%	2.71%	0.70%	0.24%	0.29%

Accruing loans past due 90 days or more:
Commercial lending	$53	50	38	17	7
Commercial real estate	33	48	28	22	4
Consumer	21	32	11	5	6

Total excluding FDIC-supported loans	107	130	77	44	17
FDIC-supported loans	56	–	–	–	–

Total accruing loans past due 90 days or more	$163	130	77	44	17

Ratio of accruing loans past due 90 days or more, excluding FDIC-supported loans, to net loans and leases*	0.27%	0.31%	0.20%	0.13%	0.06%
Ratio of accruing loans past due 90 days or more to net loans and leases*	0.40%	0.31%	0.20%	0.13%	0.06%

*	Includes loans held for sale.

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

The Company’s total recorded investment in impaired loans was $1,925 million at December 31, 2009 and $770 million at December 31, 2008. Estimated losses on impaired loans are included in the allowance for loan losses. At December 31, 2009, the allowance included $105 million for impaired loans with a recorded investment of $435 million. At December 31, 2008, the allowance for loan losses included $52 million for impaired loans with a recorded investment of $306 million. See Note 5 of the Notes to Consolidated Financial Statements for additional information on impaired loans.

In addition to the lending related nonperforming assets, the Company also has $171 million in carrying value of investments in debt securities that are on nonaccrual status at December 31, 2009.

Allowance for Credit Losses

Allowance for Loan Losses – In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

For commercial loans, we use historical loss experience factors by loan type and quality grade, adjusted for changes in trends and conditions, to help determine an indicated allowance for each portfolio segment. Currently, the Company re-estimates all commercial loss reserve factors based on very recent loss experience on a quarterly basis. These factors are evaluated and updated using migration analysis techniques and other considerations based on the makeup of the specific segment. These other considerations include:

•	volumes and trends of delinquencies;

•	levels of nonaccruals, repossessions and bankruptcies;

•	trends in criticized and classified loans;

•	expected losses on real estate secured loans;

•	new credit products and policies;

•	economic conditions;

•	concentrations of credit risk; and

•	experience and abilities of the Company’s lending personnel.

In addition to the segment evaluations, nonaccrual loans graded substandard or doubtful with an outstanding balance of $500 thousand or more, as well as consumer loans designated as troubled debt restructurings, are individually evaluated in accordance with ASC 310, Receivables, to determine the level of impairment and establish a specific reserve.

The allowance for consumer loans is determined using historically developed loss experience “roll rates” at which loans migrate from one delinquency level to the next higher level. Using current roll rates for the most recent six-month period and comparing projected losses to actual loss experience, the models estimate expected losses in dollars for the forecasted period of twelve months. By refreshing the models with updated data, losses are projected for a new twelve-month period each month, segmenting the portfolio into twelve consumer loan product groupings and four bankcard product groupings with similar risk profiles. The residential mortgage and home equity portfolios’ models implicitly take into consideration housing price depreciation (appreciation) and homeowners’ loss (gain) of equity in the collateral by incorporating current roll rates and loss severity rates. The models make no assumptions about future housing price changes. This methodology is an accepted industry practice, and the Company believes it has a sufficient volume of information to produce reliable projections.

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

Schedule 42 summarizes the Company’s loan loss experience by major portfolio segment.

Schedule 42

SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	2009	2008	2007	2006	2005
Loans and leases outstanding on December 31, excluding FDIC-supported loans (net of unearned income)	$38,744	41,659	38,880	34,415	29,871

Average loans and leases outstanding, excluding FDIC-supported loans (net of unearned income)	$40,455	40,795	36,575	32,134	23,804

Allowance for loan losses:
Balance at beginning of year	$687	459	365	338	271
Allowance of companies acquired	–	–	8	–	49
Allowance associated with purchased securitized loans	–	2	–	–	–
Allowance of loans and leases sold	–	(1)	(2)	–	–
Provision charged against earnings	2,017	648	152	73	43
Charge-offs:
Commercial lending	(373)	(100)	(39)	(47)	(21)
Commercial real estate	(713)	(269)	(24)	(5)	(3)
Consumer	(170)	(45)	(16)	(14)	(19)

Total	(1,256)	(414)	(79)	(66)	(43)

Recoveries:
Commercial lending	51	9	9	12	12
Commercial real estate	21	7	1	1	1
Consumer	9	5	5	7	5

Total	81	21	15	20	18

Charge-offs recoverable from FDIC	2	–	–	–	–

Net loan and lease charge-offs	(1,173)	(393)	(64)	(46)	(25)
Reclassification to reserve for unfunded lending commitments	–	(28)	–	–	–

Balance at end of year	$1,531	687	459	365	338

Ratio of net charge-offs to average loans and leases, excluding FDIC-supported loans	2.90%	0.96%	0.17%	0.14%	0.10%
Ratio of allowance for loan losses to net loans and leases, excluding FDIC-supported loans, on December 31,	3.95%	1.65%	1.18%	1.06%	1.13%
Ratio of allowance for loan losses to nonperforming loans, excluding FDIC-supported loans, on December 31,	75.68%	72.58%	177.70%	549.88%	492.45%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, excluding FDIC-supported loans, on December 31,	71.88%	63.84%	136.75%	331.56%	394.08%

Schedule 43 provides a breakdown of the allowance for loan losses and the allocation among the portfolio segments.

Schedule 43

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

AT DECEMBER 31,

	2009		2008		2007		2006		2005
(Amounts in millions)	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance
Type of Loan
Commercial lending	49.0%	$613	49.5%	$319	47.4%	$190	44.1%	$182	41.8%	$169
Commercial real estate	33.7	753	32.8	291	33.8	215	35.8	143	35.5	128
Consumer	17.3	165	17.7	77	18.8	54	20.1	40	22.7	41

Total	100.0%	$1,531	100.0%	$687	100.0%	$459	100.0%	$365	100.0%	$338

The total allowance for loan losses at December 31, 2009 increased $844 million from the level at year-end 2008. For 2009, the $294 million increase in the allowance for loan losses for commercial lending reflects deterioration of borrower credit quality due to difficult economic conditions, reductions in collateral values, and increases in realized loss rates that increased our quantitative loss factors for commercial real estate and consumer portfolios as well. The $462 million increase in the allowance for commercial real estate loans largely reflects the impact of deteriorating credit quality conditions in the commercial construction, land acquisition and development portfolios across the Company.

Reserve for Unfunded Lending Commitments: The Company also estimates a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is included with other liabilities in the Company’s consolidated balance sheet, with any related increases or decreases in the reserve included in noninterest expense in the statement of income.

We determine the reserve for unfunded lending commitments using a process that is similar to the one we use for commercial loans. Based on historical experience, we have developed experience-based loss factors that we apply to the Company’s unfunded lending commitments to estimate the potential for loss inherent in such commitments.

The Company has historically maintained a reserve for unfunded commitments, recorded in other liabilities. During the fourth quarter of 2008 refinements to this process were implemented to include unfunded portions of partially funded credits. This action resulted in the reclassification of $27.9 million from the allowance for loan losses to the reserve for unfunded lending commitments.

Schedule 44 sets forth the reserve for unfunded lending commitments.

Schedule 44

RESERVE FOR UNFUNDED LENDING COMMITMENTS

	December 31,
(In millions)	2009	2008	2007
Balance at beginning of year	$51	22	19
Reserve of company acquired	–	–	1
Reclassification from allowance for loan losses	–	28	–
Provision charged against earnings	66	1	2

Balance at end of year	$117	51	22

Schedule 45 sets forth the combined allowance for credit losses.

Schedule 45

TOTAL ALLOWANCE FOR CREDIT LOSSES

	December 31,
(In millions)	2009	2008	2007
Allowance for loan losses	$1,531	687	459
Reserve for unfunded lending commitments	117	51	22

Total allowance for credit losses	$1,648	738	481

Interest Rate and Market Risk Management

Interest rate and market risk are managed centrally. Interest rate risk is the potential for reduced income resulting from adverse changes in the level of interest rates on the Company’s net interest income. Market risk is the potential for loss arising from adverse changes in the fair value of fixed income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, the Company is exposed to both interest rate risk and market risk.

The Company’s Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Company. The Boards of Directors of the Company’s subsidiary banks are also required to review and approve these policies. In addition, the Board reviews the key strategies set by management for managing risk, establishes and periodically revises policy limits, and reviews reported limit exceptions. The Board has established the management Asset/Liability Committee (“ALCO”) to which it has delegated the functional management of interest rate and market risk for the Company. ALCO’s primary responsibilities include:

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

Interest Rate Risk

Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. However, as noted below, the Company has intentionally positioned its balance sheet to be more asset sensitive as compared to 2008.

We attempt to minimize the impact of changing interest rates on net interest income through the use of interest rate floors on variable rate loans, interest rate swaps, and by avoiding large exposures to long-term fixed rate interest-earning assets that have significant negative convexity. The prime lending rate and the LIBOR curves are the primary indices used for pricing the Company’s loans. The interest rates paid on deposit accounts are set by individual banks so as to be competitive in each local market.

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

As of the dates indicated, Schedule 46 shows the Company’s estimated range of duration of equity and percentage change in interest sensitive income, based on a static balance sheet, in the first year after the rate change if interest rates were to sustain an immediate parallel change of 200 basis points; the “fast” and “slow” results differ based on the assumed speed of repricing of administered-rate deposits (money market, interest-on-checking, and savings).

Schedule 46

DURATION OF EQUITY AND INTEREST SENSITIVE INCOME

	December 31, 2009		December 31, 2008
	Low	High	Low	High
Duration of equity:
Range (in years)
Base case	-2.9	-0.8	-2.5	0.9
Increase interest rates by 200 bp	-2.7	-0.8	-2.4	0.7

	Deposit repricing response
	Fast	Slow	Fast	Slow
Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	2.2%	5.0%	-1.1%	1.5%
Decrease interest rates by 200 bp1	-4.1%	-4.3%	-1.8%	-2.4%

[1]	In the event that a 200 basis point rate parallel decrease cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

During 2009, the duration of equity became shorter as compared to December 31, 2008. The reduction of the duration of equity was due to increased long term debt, shorter duration of assets, and management decisions to eliminate fair value interest rate swaps on fixed rate debt, and terminate without replacement a number of “receive fixed” interest rate swaps on pools of floating rate loans.

Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At the end of 2009, approximately 78% of the Company’s commercial loan and commercial real estate portfolios were floating rate and primarily tied to either prime or LIBOR. In addition, certain of our consumer loans also have floating interest rates. This means that these loans reprice quickly in response to changes in interest rates – more quickly on average than does their funding base. This posture resulted in a natural position that is more “asset-sensitive” than the Company believes is desirable.

The Company attempts to mitigate this tendency toward asset sensitivity through the use of interest rate floors on loans to protect against declining rates, and through the use of interest rate swaps. In past years we also had contracted to convert most of the Company’s long-term fixed-rate debt into floating-rate debt through the use of interest rate swaps. However, in the first quarter of 2009, these swaps were terminated when management decided to position the Company to be more asset sensitive in light of historically low short-term interest rates and unprecedented “quantitative easing” monetary policy actions by the Federal Reserve. We also traditionally have engaged in an ongoing program of swapping prime-based and LIBOR-based loans for “receive-fixed” contracts. However, during 2009 we terminated and did not replace a number of such swaps as they became ineffective under ASC 815, with the same objective of positioning the Company’s balance sheet to be more asset sensitive. At year-end 2009, the Company had a notional amount of approximately $0.9 billion of such cash flow hedge contracts. This notional amount is approximately $1.5 billion less than at year-end 2008. These swaps also expose the Company to counterparty risk, which is a type of credit risk. The Company’s approach to managing this risk is discussed in “Credit Risk Management” on page 103. The Company retains basis risk due to changes between the prime rate and LIBOR on nonhedge derivative basis swaps. See “Accounting for Derivatives” on page 47 for further details about our derivative instruments. Finally, the Company’s subsidiary banks made increasing use of interest rate floors on new loans. As of December 31, 2009, approximately 26.3% of the Company’s floating rate loans were priced at floors that were above the “index plus spread” rate by an average of 1.55% on that date.

The Company believes that these dynamic balance sheet changes during 2009, including changes in the mix of deposits and other funding sources, have tended to have a somewhat larger effect on the net interest spread and net interest margin than has the Company’s interest rate risk position. As a result of these changes, the Company ended 2009 with an interest rate risk position that was more asset-sensitive than at the end of 2008, as shown in Schedule 46.

Schedule 47 presents a profile of the current interest rate derivatives portfolio. For additional information regarding derivative instruments, including fair values at December 31, 2009, refer to Notes 1 and 7 of the Notes to Consolidated Financial Statements.

Schedule 47

INTEREST RATE DERIVATIVES – YEAR-END BALANCES AND AVERAGE RATES

(Amounts in millions)	2010	2011	2012	Thereafter
Cash flow hedges[1] :
Notional amount	$665	380	130
Weighted average expected receive rate	6.36%	6.06	5.75
Weighted average expected pay rate	2.08	2.81	3.63

Cash flow floors:
Notional amount	$170
Weighted average strike price	2.79

Nonhedges:
Receive fixed rate/pay variable rate:
Notional amount	$104	59	59
Weighted average expected receive rate	4.04%	4.24	4.24
Weighted average expected pay rate	1.87	3.21	4.27

Receive variable rate/pay fixed rate:
Notional amount	$104	59	59
Weighted average expected receive rate	1.87%	3.21	4.27
Weighted average expected pay rate	4.04	4.24	4.24

Basis swaps:
Notional amount	$305	140	30
Weighted average expected receive rate	2.74%	2.67	2.77
Weighted average expected pay rate	4.37	5.74	6.76

Net notional	$1,140	520	160

[1]	Receive fixed rate/pay variable rate

Note: Balances are based upon the portfolio at December 31, 2009. Excludes interest rate swap products that we provide as a service to our customers.

Market Risk – Fixed Income

The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

At December 31, 2009, trading account assets had been reduced to $23.5 million and securities sold, not yet purchased were $43.4 million.

At year-end 2009, the Company made a market in 639 fixed income securities through Zions Bank and its wholly-owned subsidiary, Zions Direct, Inc. During 2009, 78% of all trades were executed electronically. The Company is an odd-lot securities dealer, which means that most corporate security trades are for less than $250,000.

The Company is exposed to market risk through changes in fair value and OTTI of HTM and AFS securities. The Company also is exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in fair value in available-for-sale securities and interest rate swaps are included in OCI each quarter. During 2009, the after-tax change in OCI attributable to AFS and HTM securities was $(217.8) million. The change attributable to interest rate swaps was $(128.6) million, decreasing shareholders’ equity by

$(346.4) million. If any of the AFS securities or HTM securities transferred from AFS becomes other than temporarily impaired, any credit impairment in OCI is reversed and the impairment is charged to operations. See “Investment Securities Portfolio” on page 91 for additional information on OTTI.

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

The Company also invests in prepublic venture capital companies through various venture funds. Net of expenses, income tax effects and noncontrolling interests, losses were $1.9 million in 2009 and $3.0 million in 2008 and gains were $3.9 million in 2007 from these venture funds. The Company’s remaining equity exposure to these venture funds, net of related noncontrolling interests at December 31, 2009 was approximately $56.3 million, compared to approximately $54.4 million at December 31, 2008.

In addition to the program described above, Amegy has in place an alternative investments program. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds generally are not part of the strategy since the underlying companies are typically not credit worthy. The carrying value of the investments at December 31, 2009 was $62.8 million compared to $54.6 million at December 31, 2008. The Company has a total remaining funding commitment of $78.2 million to SBIC, non-SBIC funds, and private equity investments as of December 31, 2009; $52.8 million of this total funding commitment is at Amegy.

The Company also, from time to time, either starts and funds businesses or makes significant investments in companies of strategic interest. These investments may result in either minority or majority ownership positions, and usually give the Parent or its subsidiaries board representation. These strategic investments are in companies that are financial services or financial technologies providers. Examples include Contango and NetDeposit, which are majority or wholly-owned by the Company, and Life Quotes, Inc. and IdenTrust, in which the Company owns significant, but minority positions.

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

Overseeing liquidity management is the responsibility of ALCO, which implements a Board-adopted corporate Liquidity and Funding Policy. This Policy addresses maintaining adequate liquidity, diversifying funding positions, monitoring liquidity at consolidated as well as subsidiary bank levels, and anticipating future funding needs. The policy also includes liquidity ratio guidelines that are used to monitor the liquidity positions of the Parent and bank subsidiaries.

Managing liquidity and funding is performed centrally by Zions Bank’s Capital Markets/Investment Division under the direction of the Company’s Chief Investment Officer, with oversight by ALCO. The Chief Investment Officer is responsible for recommending changes to existing funding plans, as well as to the policy guidelines. These recommendations must be submitted for approval to ALCO and potentially to the Company’s Board of Directors. The subsidiary banks have authority to price deposits, borrow from their FHLB and the Federal Reserve, and sell/purchase Federal Funds to/from Zions Bank and/or correspondent banks. The banks may also make liquidity and funding recommendations to the Chief Investment Officer, but are not involved in any other funding decision processes.

Contractual Obligations

Schedule 48 summarizes the Company’s contractual obligations at December 31, 2009.

Schedule 48

CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity[1]	Total
Deposits	$5,101	586	202	2	35,950	41,841
Commitments to extend credit	4,803	3,810	803	2,194		11,610
Standby letters of credit:
Financial	523	397	62	90		1,072
Performance	131	50	1			182
Commercial letters of credit	21	9				30
Commitments to make venture and other noninterest-bearing investments[2]	78					78
Federal funds purchased and security repurchase agreements	786					786
Other short-term borrowings	165					165
Long-term borrowings[3]	73	262	633	1,041		2,009
Operating leases, net of subleases	48	88	67	152		355
Visa litigation					1	1
Unrecognized tax benefits, ASC 740					8	8

	$11,729	5,202	1,768	3,479	35,959	58,137

[1]	Indeterminable maturity deposits include noninterest-bearing demand, savings and money market deposits, and non-time foreign deposits.
[2]	Commitments to make venture investments do not have defined maturity dates. They have therefore been considered due on demand, maturing in one year or less.
[3]	The maturities on long-term borrowings do not include the associated hedges.

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

Liquidity Management Actions

The Parent’s cash requirements consist primarily of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, and dividends to preferred and common shareholders, including the CPP preferred equity issued to the Treasury. The Parent’s cash needs are usually met through dividends from its subsidiaries, interest and investment income, subsidiaries’ proportionate share of current income taxes, management and other fees, bank lines, equity contributed through the exercise of stock options, commercial paper, and long-term debt and equity issuances. The subsidiary banks’ primary source of funding is their core deposits. Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and its subsidiary banks. For 2009, operations contributed $1,058 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

Most of the Company’s subsidiary banks have seen reduced profitability or posted losses in recent quarters, and therefore are currently unable to reliably pay dividends. Also, earnings on the Parent’s investment securities portfolio have been reduced. Cash earnings from subsidiaries and investments currently do not cover the Parent’s interest and dividend payments, and the Company does not expect cash receipts from its subsidiaries and investments to cover those payments in 2010. In addition, the Parent has had to increase its investment in several of its bank subsidiaries in order to maintain capital levels appropriate to current weak economic and credit quality conditions. The Company has reduced the dividend on its common stock in several stages to $0.01 per share per quarter, in order to conserve both capital and cash. Federal Reserve Board Supervisory Letter SR 09-4, dated February 24, 2009, reiterates and expands previous guidance regarding the payment of common dividends and dividends on more senior capital instruments in times of stress on earnings and capital ratios.

General financial market and economic conditions, both of which have been highly stressed since mid-2008 or earlier, as well as the Company’s debt ratings, have adversely impacted the Company’s access to external financing. One rating agency, Moody’s, has downgraded the Company’s senior debt rating to B2, while Standard & Poors, Fitch and DBRS all rate the Company’s senior debt at a low investment grade. All of the agencies have indicated that continued high loan losses and/or losses related to the Company’s investment portfolio of CDOs could erode capital levels and cause further downgrades in the Company’s debt ratings. Additional information regarding rating agency actions may be found subsequently.

During 2009, the Parent received $5 million in cash dividends from various subsidiaries. The amounts of dividends the banking subsidiaries can pay to the Parent are restricted by earnings, retained earnings, and risk-based capital requirements. This source of funding to the Parent may become more limited or even unavailable if the operating performance of subsidiary banks deteriorates under continued weak economic conditions or changes in regulation or law. See Note 19 of the Notes to Consolidated Financial Statements for details of dividend capacities and limitations.

During 2009, the primary sources of cash available to the Parent in the capital markets have been (1) unsecured 1-2 year senior notes issued by the Parent, (2) issuance of new shares of common stock, (3) the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) debt program under which the Company issued its maximum allowed $254.9 million on January 21, 2009, and (4) in September 2009 and December 2009 the Company issued at a discount a total of $459 million of 7.75% unsecured senior notes which added approximately $393 million to the Parent’s cash balance. The Parent’s cash balance was $542 million at December 31, 2009 compared to $983 million at December 31, 2008.

During 2009, the Parent’s operating expenses included cash payments for interest of approximately $123 million. Additionally, the Parent paid $96 million in dividends on preferred and common stock. Note 24 of the Notes to Consolidated Financial Statements contains the Parent’s statements of income and statements of cash flows for the years ended December 31, 2009, 2008, and 2007 as well as its balance sheets at December 31, 2009 and December 31, 2008.

Additional information regarding financing actions may be found subsequently. In the summer of 2009 some other financing markets began to reopen for regional and larger banking companies, but there can be no assurance that the Company will have access to these markets at any given time.

For the year 2009, issuances of long-term debt exceeded repayments of long-term debt, resulting in net cash inflows of $408 million, net of $62 million discount, as follows:

•

In January 2009 we issued approximately $255 million of unsecured senior floating rate notes due June 21, 2012 at a coupon rate of three-month LIBOR plus 37 basis points. The debt is guaranteed under the FDIC’s TLGP.

•	In September and December 2009 we issued approximately $459 million of 7.75% unsecured senior notes due September 23, 2014. The notes are not redeemable prior to maturity.

•

Throughout 2009, fixed-rate senior medium-term notes were sold via the Company’s online auction process and direct sales; we issued a total of $52 million of these unsecured notes that have been issued under a shelf registration filed with the SEC.

•	During the fourth quarter of 2009, the Company redeemed $296 million of senior notes at maturity.

In addition to the senior medium-term notes classified as long-term debt we issued $118 million of senior medium term notes classified as short-term debt and repaid $236 million of senior medium-term notes classified as short term debt, for a cash outflow of $118 million.

At December 31, 2009, maturities of the senior medium-term notes classified as long- and short-term debt ranged from May 2010 to September 2011 with rates from 5.25% to 6.00%.

See Note 13 of the Notes to Consolidated Financial Statements for a complete summary of the Company’s long-term borrowings.

On a consolidated basis, repayments of short-term borrowings exceeded fundings (excluding short-term Federal Reserve borrowings and senior medium-term notes) and resulted in a $1,086 million use of cash in 2009. The Parent has a program to issue short-term commercial paper; however, current market conditions have severely constrained activity in this program, and at December 31, 2009, outstanding commercial paper was $1 million.

Access to funding markets for the Parent and subsidiary banks is directly tied to the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings but can also influence the sources of the borrowings. The Parent had the following ratings as of December 31, 2009:

Schedule 49

CREDIT RATINGS

Rating agency	Outlook	Long-term issuer/ senior debt rating	Subordinated debt rating	Short-term/ commercial paper rating
S&P	Negative	BBB-	BB+	A-3
Moody’s	Negative	B2	B3	NP
Fitch	Negative	BBB	BBB-	F2
Dominion	Negative	BBB(low)	BB(high)	R-2(low)

During 2009, the Company received $464 million of cash from the issuance of common stock and used $46.5 million (including expenses) of cash to tender for $100.5 million par value of Series A preferred stock.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At December 31, 2009, these core deposits, excluding brokered deposits, in aggregate, constituted 89.3% of consolidated deposits, compared with 81.9% of consolidated deposits at December 31, 2008. The Company has also obtained brokered deposits to serve as an additional source of liquidity. At December 31, 2009, total brokered deposits were $1.6 billion, down from $3.3 billion at December 31, 2008. For 2009, deposit decreases resulted in net cash outflows of $2,154 million which primarily resulted from decreases in time deposits and brokered deposits, partially offset by increases in noninterest-bearing demand deposits and savings and money market deposits.

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

The FHLB system, has, from time to time, been a significant source of liquidity for the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. Borrowings from the FHLB may increase in the future, depending on availability of funding from other sources such as deposits. The subsidiary banks are required to invest in FHLB stock to maintain their borrowing capacity. The Company is aware of recent news reports and FHLB member bank press releases regarding the financial strength of the FHLB system. The Company is actively monitoring its ability to borrow from the FHLB banks and took actions in the fourth quarter of 2008 to reduce its borrowings from the FHLB banks. At December 31, 2009 and 2008, the Company did not have any short-term borrowings outstanding from the FHLB. At December 31, 2009 and 2008, the subsidiary banks’ total investment in FHLB stock was approximately $136 million.

In December 2007, the Federal Reserve Board announced a new program, the Term Auction Facility (“TAF”), to make 28-day loans to banks in the United States and to foreign banks through foreign central banks. These loans are made using an auction process. The Company’s banking subsidiaries – Zions Bank, CB&T, and Amegy – have participated in this program and may continue to do so as long as money can be borrowed at an attractive rate. Amounts that can be borrowed are based upon the amount of collateral pledged to the Federal Reserve Bank. The Company did not have any borrowings outstanding under this program at December 31, 2009 and had $1.8 billion outstanding at December 31, 2008.

At December 31, 2009, the amount available for additional FHLB and Federal Reserve borrowings was approximately $12.4 billion. An additional $0.7 billion could be borrowed at December 31, 2009 upon the pledging of additional available collateral.

Zions Bank has in prior years used asset securitizations to sell loans and provide a flexible alternative source of funding. As a QSPE securities conduit sponsored by Zions Bank, Lockhart purchased and held credit-enhanced securitized assets resulting from certain small business loan securitizations. During 2009, Zions Bank purchased $678 million of securities from Lockhart at book value under the terms of a liquidity facility Zions Bank provided to Lockhart. During the second quarter of 2009, Lockhart was consolidated onto the books of Zions Bank as a result of Zions Bank holding over 90% of Lockhart’s asset backed commercial paper, and in September 2009 Lockhart was terminated. See “Termination of Off-Balance Sheet Arrangement” on page 103 for information about Lockhart and the Liquidity Agreement.

While not considered a primary source of funding, the Company’s investment activities can also provide or use cash, depending on the asset-liability management posture that is being observed. For 2009, investment securities activities resulted in an increase in investment securities holdings primarily due to Zions Bank purchasing securities from Lockhart under the terms of the Liquidity Agreement and a net decrease of cash in the amount of $501 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, loan growth has resulted in net cash outflows from a funding standpoint; however, for 2009, organic activity resulted in a net cash inflow of $1.4 billion compared to a cash outflow of $2.5 billion in 2008. We expect continued weak loan demand during 2010.

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

CAPITAL MANAGEMENT

The Board of Directors is responsible for approving the policies associated with capital management. The Board has established the Capital Management Committee (“CMC”) whose primary responsibility is to recommend and administer the approved capital policies that govern the capital management of the Company and its subsidiary banks. Other major CMC responsibilities include:

•

Setting overall capital targets within the Board-approved policy, monitoring performance and recommending changes to capital including dividends, common stock repurchases, subordinated debt, or to major strategies to maintain the Company and its bank subsidiaries at well capitalized levels; and

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

During 2009, the Company took a number of actions to raise additional capital in order to maintain a strong capital position, as follows:

•

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

•

On September 17, 2009, the Company entered into a new equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs, pursuant to which the Company may offer and sell through or to Goldman Sachs, from time to time, shares of the Company’s common stock, in an aggregate amount of up to $250 million. Sales of common stock are made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices or to Goldman Sachs for resale at a price to be agreed upon by the Company and Goldman Sachs. During the period from September 17 through September 30, 2009, the Company issued $67.2 million of new common stock consisting of 3,671,000 shares at an average share price of $18.31 per share under the Equity Distribution Agreement. During the fourth quarter, Zions issued 11,237,500 common shares at an average price of $13.84 per share, for gross proceeds of $155.5 million. The cumulative offering totaled 14,908,500 common shares at an average price of $14.94. Net of issuance costs and fees, including $3.8 million in commissions paid to Goldman Sachs, these sales added $218.6 million to common equity.

•

During the second quarter of 2009, the Company purchased 4,020,435 depositary shares (each share representing a 1/40th ownership interest in a share of preferred stock) of Series A preferred stock at a price of $11.50 per depositary share, or an aggregate amount of $46.4 million including accrued dividends. At a $25 per depositary share liquidation preference, the purchase reduced the $240 million carrying value of the Series A preferred stock by approximately $100.5 million. Net of related costs, the redemption resulted in a $54.0 million increase to common shareholders’ equity. Finally, the Company recognized $202.8 million after-tax in 2009 directly in equity for the intrinsic value of the beneficial conversion feature related to the subordinated debt modification discussed below.

•

Also, as disclosed previously, during the second and fourth quarters of 2009, the Company modified $1.2 billion of subordinated notes to permit conversion on a par for par basis into either the Company’s Series A or Series C preferred stock. Net of issuance costs and debt discount on the previous debt, the pretax gain recognized in earnings from this subordinated debt modification was $508.9 million.

•

During the third and fourth quarters of 2009, and as a result of the subordinated debt modifications previously announced, $27.8 million and $35.6 million, respectively, of subordinated debt was converted into shares of the Company’s Series C preferred stock. This conversion accelerated the discount amortization, resulting in a $15.8 million increase to interest expense in the third quarter of 2009 and $19.9 million in the fourth quarter of 2009.

•

During the fourth quarter of 2009, the Company exchanged Series A preferred stock with a liquidation value of $71.5 million for 2,816,834 shares of newly issued common stock. Tangible common equity was increased by approximately the same amount.

The Company also took several actions to raise additional capital during 2008 as follows:

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

•

During September 2008, the Company issued $250 million of new common stock consisting of 7,194,079 shares at an average price of $34.75 per share. Net of issuance costs and fees, this added $244.9 million to common equity.

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

Total controlling interest shareholders’ equity on December 31, 2009 was $5,693 million compared to $6,502 million at December 31, 2008, a decrease of 12.4%. As of December 31, 2009, the Company had $56.3 million of remaining authorization from its Board of Directors for the repurchase of common stock. The Company has not repurchased any shares since August 2007 and in compliance with the conditions of the CPP, the Company will not repurchase any common shares during the period the senior preferred shares are outstanding without permission from the U.S. Department of the Treasury.

During its January 2010 meeting, the Board of Directors declared a dividend of $0.01 per common share payable on February 24, 2010 to shareholders of record on February 10, 2010. This is unchanged from the rate paid during third and fourth quarters of 2009. The Company paid dividends in 2009 of $0.10 per common share compared with $1.61 per share in 2008 and $1.68 per share in 2007. Under the terms of the CPP, the Company may not increase the dividend on its common stock above $0.32 per share per quarter during the period the senior preferred shares are outstanding without adversely impacting the Company’s interest in the program or without permission from the U.S. Department of the Treasury.

The Company paid $11.9 million in dividends on common stock in 2009, and did not repurchase any shares of the Company’s common stock.

The Company recorded preferred stock dividends of $103.0 million during 2009 compared to $24.4 million during 2008. Preferred dividends for 2009 includes $88.6 million related to the TARP preferred stock issued to the U.S. Department of Treasury.

Schedule 50

CAPITAL RATIOS

	December 31,		Percentage required to be well capitalized
	2009	2008
Tangible common equity ratio	6.12%	5.89%	na
Tangible equity ratio	9.16	8.91	na
Average equity to average assets	10.98	10.36	na

Risk-based capital ratios:
Tier 1 common to risk-weighted assets	6.73	6.28	na
Tier 1 leverage	10.38	9.99	na	[1]
Tier 1 risk-based capital	10.53	10.22	6.00%
Total risk-based capital	13.28	14.32	10.00

[1]	There is no Tier 1 leverage ratio component in the definition of a well capitalized bank holding company.

The decrease in total controlling interest shareholders’ equity from December 31, 2008 is primarily due to net losses recognized during 2009 including noncash expenses resulting from goodwill impairment, the negative impact of increased after-tax unrealized losses of $205 million on investment securities and derivatives included in OCI, and the preferred stock redemption. These decreases were offset by capital raising actions including the issuance of common stock and the effect of the subordinated debt modification.

Banking organizations are required under published regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. As of December 31, 2009, the Company and each of its subsidiary banks exceeded the “well capitalized” guidelines under these regulatory standards.

At December 31, 2009, regulatory Tier 1 risk-based capital and total risk-based capital were $5,407 million and $6,823 million compared to $5,269 million and $7,386 million at December 31, 2008.

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

Modifications to the Basel II regime (“Basel III”) continue to be proposed. Additionally, regulators may subjectively require banking organizations to maintain capital, reserves, or liquidity at levels higher than those codified by regulation or those prior to the recent economic crisis. Adoption of new Basel III requirements and/or regulatory actions may have a significant impact on bank capital and liquidity levels going forward.

GAAP TO NON-GAAP RECONCILIATION

Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. Regulators have begun supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. While not codified, analysts and banking regulators have assessed Zions’ capital adequacy using the Tier 1 common equity measure. Because Tier 1 common equity is not formally defined by GAAP or codified in the federal banking regulations, this measure is considered to be a non-GAAP financial measure and other entities may calculate them differently than Zions’ disclosed calculations. Since analysts and banking regulators may assess Zions’ capital adequacy using Tier 1 common equity, Zions believes that it is useful to provide investors the ability to assess Zions’ capital adequacy on this same basis.

Tier 1 common equity is often expressed as a percentage of risk-weighted assets. Under the risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad risk categories. The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity. Tier 1 common equity is also divided by the risk-weighted assets to determine the Tier 1 common equity ratio. The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although this non-GAAP financial measure is frequently used by stakeholders in the evaluation of a company, it has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

See Schedule 51 below which provides a reconciliation of controlling interest shareholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP).

Schedule 51

GAAP TO NON-GAAP RECONCILIATION

	December 31,
(Amounts in millions)	2009	2008	2007
Controlling interest shareholders’ equity (GAAP)	$5,693	6,501	5,293
Accumulated other comprehensive (income) loss	437	99	59
Non-qualifying goodwill and intangibles	(1,129)	(1,777)	(2,159)
Disallowed deferred tax assets	(43)	–	–
Other regulatory adjustments	1	(2)	(45)
Qualifying trust preferred securities	448	448	448

Tier 1 capital (regulatory)	5,407	5,269	3,596
Qualifying trust preferred securities	(448)	(448)	(448)
Preferred stock	(1,503)	(1,582)	(240)

Tier 1 common equity (non-GAAP)	$3,456	3,239	2,908

Risk-weighted assets (regulatory)	$51,360	51,565	47,516
Tier 1 common to risk-weighted assets (non-GAAP)	6.73%	6.28%	6.12%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A beginning on page 116 and is hereby incorporated by reference.

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

As discussed further in Item 9A., Controls and Procedures, the Company filed amended Form 10-Qs for the quarterly periods ended June 30, 2009 and September 30, 2009. In connection with these amended filings, management reassessed the effectiveness of the Company’s disclosure controls and procedures and identified a material weakness in internal control over financial reporting. Management concluded as of December 31, 2009 that the internal control over financial reporting was not effective. However, management believes this material weakness was remediated when the amended Form 10-Qs were filed on February 11, 2010.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2009, and has also issued an attestation report, which is included herein, on internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board (“PCAOB”).

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation

We have audited Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zions Bancorporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls over the Company’s process utilized to interpret the applicable accounting literature for computing and allocating the amount attributable to the beneficial conversion feature related to the Company’s subordinated debt modification. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 financial statements and this report does not affect our report dated March 1, 2010, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Zions Bancorporation and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah

March 1, 2010

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation

We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zions Bancorporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

During 2009, the Company changed its method of accounting for impairment losses on investment securities (see Note 4 to the financial statements), business combinations (see Notes 1 and 3 to the financial statements), and noncontrolling or minority interests (see Note 2 to the financial statements).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah

March 1, 2010

CONSOLIDATED BALANCE SHEETS

ZIONS BANCORPORATION AND SUBSIDIARIES

DECEMBER 31, 2009 AND 2008

(In thousands, except share amounts)	2009	2008
ASSETS
Cash and due from banks	$1,370,189	1,475,976
Money market investments:
Interest-bearing deposits and commercial paper	652,964	2,332,759
Federal funds sold	20,985	83,451
Security resell agreements	57,556	286,707
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $833,455 and $1,443,555)	869,595	1,790,989
Available-for-sale, at fair value	3,655,619	2,676,255
Trading account, at fair value (includes $0 and $538 transferred as collateral under repurchase agreements)	23,543	42,064

	4,548,757	4,509,308

Loans held for sale	208,567	200,318
Loans:
Loans and leases excluding FDIC-supported loans	38,882,083	41,791,237
FDIC-supported loans	1,444,594	–

	40,326,677	41,791,237
Less:
Unearned income and fees, net of related costs	137,697	132,499
Allowance for loan losses	1,531,332	686,999

Loans and leases, net of allowance	38,657,648	40,971,739

Other noninterest-bearing investments	1,099,961	1,044,092
Premises and equipment, net	710,534	687,096
Goodwill	1,015,161	1,651,377
Core deposit and other intangibles	113,416	125,935
Other real estate owned	389,782	191,792
Other assets	2,277,487	1,532,241

	$51,123,007	55,092,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$12,324,247	9,683,385
Interest-bearing:
Savings and NOW	5,843,573	4,452,919
Money market	16,378,874	16,826,846
Time under $100,000	2,497,395	2,974,566
Time $100,000 and over	3,117,472	4,756,218
Foreign	1,679,028	2,622,562

	41,840,589	41,316,496

Securities sold, not yet purchased	43,404	35,657
Federal funds purchased	208,669	965,835
Security repurchase agreements	577,346	899,751
Other liabilities	588,527	669,111
Commercial paper	1,084	15,451
Federal Home Loan Bank advances and other borrowings:
One year or less	120,189	2,039,853
Over one year	15,722	128,253
Long-term debt	2,017,220	2,493,368

Total liabilities	45,412,750	48,563,775

Shareholders’ equity:
Preferred stock	1,502,784	1,581,834
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 150,425,070 and 115,344,813 shares	3,318,417	2,599,916
Retained earnings	1,324,516	2,433,363
Accumulated other comprehensive income (loss)	(436,899)	(98,958)
Deferred compensation	(16,160)	(14,459)

Controlling interest shareholders’ equity	5,692,658	6,501,696
Noncontrolling interests	17,599	27,320

Total shareholders’ equity	5,710,257	6,529,016

	$51,123,007	55,092,791

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

ZIONS BANCORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except per share amounts)	2009	2008	2007
Interest income:
Interest and fees on loans	$2,319,301	2,646,112	2,823,382
Interest on loans held for sale	11,007	10,074	14,867
Lease financing	19,742	22,099	21,683
Interest on money market investments	7,914	47,780	43,699
Interest on securities:
Held-to-maturity – taxable	31,064	62,282	8,997
Held-to-maturity – nontaxable	23,263	25,368	25,150
Available-for-sale – taxable	93,208	151,139	255,039
Available-for-sale – nontaxable	7,099	7,170	9,200
Trading account	2,728	1,875	3,309

Total interest income	2,515,326	2,973,899	3,205,326

Interest expense:
Interest on savings and money market deposits	237,977	370,568	479,366
Interest on time and foreign deposits	186,707	342,325	472,353
Interest on short-term borrowings	14,720	178,875	218,696
Interest on long-term borrowings	178,390	110,485	152,959

Total interest expense	617,794	1,002,253	1,323,374

Net interest income	1,897,532	1,971,646	1,881,952
Provision for loan losses	2,016,927	648,269	152,210

Net interest income after provision for loan losses	(119,395)	1,323,377	1,729,742

Noninterest income:
Service charges and fees on deposit accounts	212,562	206,988	183,550
Other service charges, commissions and fees	156,539	167,669	170,564
Trust and wealth management income	29,949	37,752	36,532
Capital markets and foreign exchange	50,313	49,898	43,588
Dividends and other investment income	26,631	46,362	50,914
Loan sales and servicing income	22,261	24,379	38,503
Income from securities conduit	1,118	5,502	18,176
Fair value and nonhedge derivative income (loss)	113,779	(47,976)	(14,256)
Equity securities gains (losses), net	(1,825)	793	17,719
Fixed income securities gains (losses), net	(3,846)	849	3,019
Impairment losses on investment securities:
Impairment losses on investment securities	(569,866)	(304,040)	(108,624)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	289,403	–	–

Net impairment losses on investment securities	(280,463)	(304,040)	(108,624)
Valuation losses on securities purchased	(212,092)	(13,072)	(49,584)
Gain on subordinated debt modification	508,945	–	–
Acquisition related gains	169,186	–	–
Other	11,044	15,588	22,243

Total noninterest income	804,101	190,692	412,344

Noninterest expense:
Salaries and employee benefits	818,837	810,501	799,884
Occupancy, net	112,201	114,175	107,438
Furniture and equipment	99,878	100,136	96,452
Other real estate expense	110,800	50,378	4,391
Legal and professional services	37,197	45,517	43,829
Postage and supplies	32,005	37,455	36,512
Advertising	22,982	30,731	26,920
FDIC premiums	100,517	19,858	6,514
Amortization of core deposit and other intangibles	31,674	33,162	44,895
Provision for unfunded lending commitments	65,511	1,467	1,836
Other	239,908	231,583	235,917

Total noninterest expense	1,671,510	1,474,963	1,404,588

Impairment loss on goodwill	636,216	353,804	–

Income (loss) before income taxes (benefit)	(1,623,020)	(314,698)	737,498
Income taxes (benefit)	(401,343)	(43,365)	235,737

Net income (loss)	(1,221,677)	(271,333)	501,761
Net income (loss) applicable to noncontrolling interests	(5,566)	(5,064)	8,016

Net income (loss) applicable to controlling interest	(1,216,111)	(266,269)	493,745
Preferred stock dividends	(102,969)	(24,424)	(14,323)
Preferred stock redemption and conversion	84,633	–	–

Net earnings (loss) applicable to common shareholders	$(1,234,447)	(290,693)	479,422

Weighted average common shares outstanding during the year:
Basic shares	124,443	108,908	107,365
Diluted shares	124,443	108,908	108,408

Net earnings (loss) per common share:
Basic	$(9.92)	(2.68)	4.45
Diluted	(9.92)	(2.68)	4.40

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

ZIONS BANCORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except share and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount
BALANCE, DECEMBER 31, 2006	$240,000	106,720,884	$2,230,303	2,602,189	(75,849)	(9,620)	42,791	5,029,814
Cumulative effect of change in accounting principle, adoption of new guidance under ASC 740 related to accounting for uncertainty in income taxes				10,408				10,408
Comprehensive income:
Net income				493,745			8,016	501,761
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(151,200)
Foreign currency translation					(6)
Reclassification for net realized losses on investments recorded in operations					60,811
Net unrealized gains on derivative instruments					106,929
Pension and postretirement					480

Other comprehensive income					17,014			17,014

Total comprehensive income								518,775
Common stock issued in acquisition		2,600,117	206,075					206,075
Stock redeemed and retired		(3,933,128)	(318,756)					(318,756)
Net stock issued under employee plans and related tax benefits		1,728,632	94,615					94,615
Dividends declared on preferred stock				(14,323)				(14,323)
Cash dividends on common stock, $1.68 per share				(181,327)				(181,327)
Change in deferred compensation						(1,674)		(1,674)
Other changes in noncontrolling interests							(19,868)	(19,868)

BALANCE, DECEMBER 31, 2007	240,000	107,116,505	2,212,237	2,910,692	(58,835)	(11,294)	30,939	5,323,739
Cumulative effect of change in accounting principle, adoption of fair value option under ASC 825				(11,471)	11,471			–
Comprehensive loss:
Net loss				(266,269)			(5,064)	(271,333)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(333,095)
Foreign currency translation					(5)
Reclassification for net realized losses on investments recorded in operations					181,524
Net unrealized gains on derivative instruments					131,443
Pension and postretirement					(31,461)

Other comprehensive loss					(51,594)			(51,594)

Total comprehensive loss								(322,927)
Issuance of preferred stock	1,339,185		(580)					1,338,605
Issuance of common stock and warrant		7,194,079	352,653					352,653
Stock issued under dividend reinvestment plan		39,857	1,261					1,261
Net stock issued under employee plans and related tax benefits		994,372	34,345					34,345
Dividends on preferred stock	2,649			(24,424)				(21,775)
Dividends on common stock, $1.61 per share				(175,165)				(175,165)
Change in deferred compensation						(3,165)		(3,165)
Other changes in noncontrolling interests							1,445	1,445

BALANCE, DECEMBER 31, 2008	1,581,834	115,344,813	2,599,916	2,433,363	(98,958)	(14,459)	27,320	6,529,016

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (CONTINUED)

ZIONS BANCORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands, except share and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount
Cumulative effect of change in accounting principle, adoption of new OTTI guidance under ASC 320				137,462	(137,462)			–
Comprehensive loss:
Net loss				(1,216,111)			(5,566)	(1,221,677)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(65,037)
Reclassification for net realized losses on investments recorded in operations					162,206
Noncredit-related impairment losses on securities not expected to be sold					(174,244)
Accretion of securities with noncredit-related impairment losses not expected to be sold					996
Net unrealized losses on derivative instruments					(128,597)
Pension and postretirement					4,197

Other comprehensive loss					(200,479)			(200,479)

Total comprehensive loss								(1,422,156)
Preferred stock redemption	(100,511)		1,763	52,266				(46,482)
Preferred stock converted to common stock	(71,537)	2,816,834	38,486	32,367				(684)
Subordinated debt converted to preferred stock	74,438		(10,999)					63,439
Issuance of common stock		31,741,425	464,110					464,110
Subordinated debt modification			202,814					202,814
Net stock issued under employee plans and related tax benefits		521,998	22,327					22,327
Dividends on preferred stock	18,560			(102,969)				(84,409)
Dividends on common stock, $0.10 per share				(11,862)				(11,862)
Change in deferred compensation						(1,701)		(1,701)
Other changes in noncontrolling interests							(4,155)	(4,155)

BALANCE, DECEMBER 31, 2009	$1,502,784	150,425,070	$3,318,417	1,324,516	(436,899)	(16,160)	17,599	5,710,257

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

ZIONS BANCORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,221,677)	(271,333)	501,761
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment and valuation losses on investment securities, goodwill, and long-lived assets	1,128,771	674,050	158,208
Gain on subordinated debt modification	(508,945)	–	–
Acquisition related gains	(169,186)	–	–
Debt extinguishment cost	5,256	–	89
Provision for credit losses	2,082,438	649,736	154,046
Depreciation of premises and equipment	74,097	73,166	76,436
Amortization	138,943	67,035	48,537
Deferred income tax benefit	(15,071)	(231,241)	(158,702)
Share-based compensation	29,789	31,850	28,274
Excess tax benefits from share-based compensation	(36)	(1,059)	(11,815)
Equity securities losses (gains), net	1,825	(793)	(17,719)
Fixed income securities losses (gains), net	3,846	(849)	(3,019)
Net decrease (increase) in trading securities	18,521	(12,114)	41,587
Principal payments on and proceeds from sales of loans held for sale	2,013,464	1,125,840	1,166,724
Originations of loans held for sale	(2,013,860)	(1,135,131)	(1,230,790)
Net write-down of and losses from sales of other real estate owned	92,920	45,858	3,448
Net gains on sales of loans, leases and other assets	(15,364)	(16,620)	(20,691)
Income from increase in cash surrender value of bank-owned life insurance	(24,284)	(25,236)	(26,560)
Change in accrued income taxes	(270,478)	(128,793)	20,176
Change in accrued interest receivable	56,807	34,288	(7,521)
Change in other assets	(203,529)	307,783	44,177
Change in other liabilities	(126,168)	7,448	(9,533)
Change in accrued interest payable	(26,508)	(10,765)	(3,576)
Other, net	6,327	(9,171)	(20,637)

Net cash provided by operating activities	1,057,898	1,173,949	732,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	1,975,107	(1,202,709)	(829,632)
Proceeds from maturities and paydowns of investment securities held-to-maturity	166,808	98,924	112,670
Purchases of investment securities held-to-maturity	(76,322)	(128,570)	(140,460)
Proceeds from sales of investment securities available-for-sale	751,199	575,811	795,915
Proceeds from maturities and paydowns of investment securities available-for-sale	509,716	3,308,703	3,355,414
Purchases of investment securities available-for-sale	(1,852,711)	(3,009,274)	(4,537,371)
Proceeds from sales of loans and leases	104,304	294,480	68,579
Securitized loans purchased	–	(1,186,188)	–
Loan and lease originations, net of collections	1,412,754	(2,482,320)	(3,907,965)
Net decrease (increase) in other noninterest-bearing investments	(18,274)	(674)	62,234
Proceeds from sales of premises and equipment and other assets	6,212	12,148	12,137
Purchases of premises and equipment	(103,347)	(114,164)	(103,223)
Proceeds from sales of other real estate owned	315,229	72,629	9,977
Net cash received from acquisitions	452,192	688,940	27,263
Net cash received for net assets/liabilities on branches sold	–	–	11,174
Net cash received from sale of subsidiary	–	–	6,995

Net cash provided by (used in) investing activities	3,642,867	(3,072,264)	(5,056,293)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

ZIONS BANCORPORATION AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(2,154,495)	3,661,680	931,098
Net change in short-term funds borrowed	(3,007,062)	(3,509,300)	3,743,292
Repayments of FHLB advances over 90 days and up to one year	(236,811)	–	–
Proceeds from FHLB advances and other borrowings over one year	90	3,500	–
Repayments of FHLB advances and other borrowings over one year	(112,621)	(2,859)	(9,446)
Proceeds from issuance of long-term debt	703,932	28,495	296,289
Debt issuance and extinguishment costs	(23,010)	(675)	(151)
Repayments of long-term debt	(295,910)	(157,111)	(274,957)
Proceeds from issuance of preferred stock	–	1,338,605	–
Payments to redeem preferred stock	(47,166)	–	–
Proceeds from issuance of common stock and warrant	464,110	354,302	59,473
Payments to redeem common stock	(1,374)	(2,881)	(322,025)
Excess tax benefits from share-based compensation	36	1,059	11,815
Dividends paid on preferred stock	(84,408)	(21,775)	(14,323)
Dividends paid on common stock	(11,863)	(173,904)	(181,327)

Net cash provided by (used in) financing activities	(4,806,552)	1,519,136	4,239,738

Net decrease in cash and due from banks	(105,787)	(379,179)	(83,655)
Cash and due from banks at beginning of year	1,475,976	1,855,155	1,938,810

Cash and due from banks at end of year	$1,370,189	1,475,976	1,855,155

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$577,799	1,011,719	1,318,356
Net payment made (cash refund received) for income taxes	(131,187)	303,180	355,685
Noncash items:
Amortized cost of investment securities held-to-maturity transferred to investment securities available-for-sale	1,058,159	–	–
Fair value of investment securities available-for-sale transferred to investment securities held-to-maturity	–	1,231,979	–
Loans transferred to other real estate owned	553,415	297,228	22,701
Beneficial conversion feature of modified subordinated debt allocated to common stock	202,814	–	–
Subordinated debt converted to preferred stock	63,439	–	–
Preferred stock converted to common stock	38,486	–	–
Acquisitions:
Common stock issued	–	–	206,075
Assets acquired	2,981,335	66,192	1,348,233
Liabilities assumed	2,929,448	737,116	1,142,158
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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and prevailing practices within the financial services industry. This includes the guidance under ASC 810, Consolidation, which requires consolidation of a variable interest entity (“VIE”) when a company is the primary beneficiary of the VIE. See Note 2 for a discussion of related accounting guidance on consolidated financial statements and proposed rules amending this guidance.

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

SECURITY RESELL AGREEMENTS

Security resell agreements represent overnight and term agreements with the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either the Company or, in some instances, third parties on its behalf take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as a liability and included in the balance sheet as securities sold, not yet purchased. As of December 31, 2009, we held approximately $58 million of securities for which we were permitted by contract to sell or repledge. The majority of these securities have been either pledged or otherwise transferred to others in connection with our financing activities, or to satisfy our commitments under short sales. Security resell agreements averaged approximately $237 million during 2009, and the maximum amount outstanding at any month-end during 2009 was $372 million.

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

Available-for-sale securities are stated at fair value and generally consist of debt securities held for investment and marketable equity securities not accounted for under the equity method. Unrealized gains and losses of available-for-sale securities, after applicable taxes, are recorded as a component of other comprehensive income (“OCI”). Any declines in the values of these securities that are considered to be other-than-temporary-impairment (“OTTI”) and credit-related are recognized in earnings. Noncredit-related OTTI on securities not expected to be sold is recognized in OCI. The review for OTTI is conducted on an ongoing basis and takes into account the severity and duration of the impairment, recent events specific to the issuer or industry, fair value in relationship to cost, extent and nature of change in fair value, creditworthiness of the issuer including external credit ratings and recent downgrades, trends and volatility of earnings, current analysts’ evaluations, and other key measures. In addition, we determine that we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. In doing this, we take into account our balance sheet management strategy and consideration of current and future market conditions.

Trading securities are stated at fair value and consist of securities acquired for short-term appreciation or other trading purposes. Realized and unrealized gains and losses are recorded in trading income, which is included in capital markets and foreign exchange.

The fair values of investment securities are estimated according to ASC 820, Fair Value Measurements and Disclosures, as discussed in Note 21.

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

Interest income on nonimpaired loans acquired in a business combination, including FDIC-supported transactions, is recognized based on the acquired loan’s contractual cash flows.

NONACCRUAL LOANS

Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Consumer loans are placed on nonaccrual status when the loan is 90 days past due. Generally, closed-end non-real estate secured consumer loans are charged off prior to 120 days past due. Open-end consumer loans adequately secured by real estate are placed on nonaccrual status at 90 days. Open-end credit card consumer loans are charged off when they become 180 days past due. A nonaccrual loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement or when the loan becomes both well secured and in the process of collection.

IMPAIRED LOANS

Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. The amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, when appropriate, the loan’s observable fair value or the fair value of the collateral (less any selling costs) if the loan is collateral-dependent.

If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. The impaired loan may be subsequently charged down.

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

Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

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

For commercial loans, we use historical loss experience factors by loan type and quality grade, adjusted for changes in trends and conditions, to help determine an indicated allowance for each portfolio segment. Currently, the Company reestimates all commercial loss reserve factors based on recent loss experience on a quarterly basis. These factors are evaluated and updated using migration analysis techniques and other considerations based on the makeup of the specific segment. Other considerations include volumes and trends of delinquencies, levels of nonaccrual loans, repossessions and bankruptcies, trends in criticized and classified loans, expected losses on real estate secured loans, new credit products and policies, current economic conditions, concentrations of credit risk, and experience and abilities of the Company’s lending personnel.

In addition to the segment evaluations, nonaccrual loans graded substandard or doubtful with an outstanding balance of $500 thousand or more, as well as consumer loans designated as troubled debt restructurings, are individually evaluated in accordance with ASC 310 to determine the level of impairment and establish a specific reserve.

For consumer loans, we determine the allowance using historically developed loss experience “roll rates” at which loans migrate from one delinquency level to the next higher level. Using current roll rates for the most recent six-month period and comparing projected losses to actual loss experience, the models estimate expected losses in dollars for the forecasted period of twelve months. By refreshing the models with updated data, it is able to project losses for a new twelve-month period each month, segmenting the portfolio into twelve consumer loan product groupings and four bankcard product groupings with similar risk profiles. The residential mortgage and home equity portfolios’ models implicitly take into consideration housing price depreciation (appreciation) and homeowners’ loss (gain) of equity in the collateral by incorporating current roll rates and loss severity rates. The models make no assumptions about future housing price changes. This methodology is an accepted industry practice, and we believe we have a sufficient volume of information to produce reliable projections.

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

For loans acquired in FDIC-supported transactions, the allowance for loan losses is determined without giving consideration to the amounts recoverable through the loss sharing agreements with the FDIC. The provision for loan losses is reported net of changes in the amounts recoverable under the loss sharing agreements.

NONMARKETABLE SECURITIES

Nonmarketable securities are included in other noninterest-bearing investments on the balance sheet. These securities include certain venture capital securities and securities acquired for various debt and regulatory requirements. Nonmarketable venture capital securities are reported at estimated fair values, in the absence of readily ascertainable fair values. Changes in fair value and gains and losses from sales are recognized in noninterest income. The values assigned to the securities where no market quotations exist are based upon available information and may not necessarily represent amounts that will ultimately be realized. Such estimated amounts depend on future circumstances and will not be realized until the individual securities are liquidated. The valuation procedures applied include consideration of economic and market conditions, current and projected financial performance of the investee company, and the investee company’s management team. We believe that the cost of an investment is initially the best indication of estimated fair value unless there have been material subsequent positive or negative developments that justify an adjustment in the fair value estimate. Other nonmarketable securities acquired for various debt and regulatory requirements are accounted for at cost.

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

BUSINESS COMBINATIONS

Business combinations are accounted for under the purchase method of accounting in accordance with ASC 805, Business Combinations. Under this guidance, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of acquisition. Any excess of the cost of acquisition over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill, while any excess of fair value over the cost of the acquisition is recognized as a gain. Results of operations of the acquired business are included in the statement of income from the date of acquisition. See Note 3 for additional discussion of new accounting guidance adopted in 2009.

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill and intangible assets deemed to have indefinite lives are not amortized. As required under ASC 350, Intangibles – Goodwill and Other, we subject these assets to annual specified impairment tests as of the beginning of the fourth quarter and more frequently if changing conditions warrant. Core deposit assets and other intangibles with finite useful lives are generally amortized on an accelerated basis using an estimated useful life of up to 12 years.

DERIVATIVE INSTRUMENTS

We use derivative instruments including interest rate swaps and floors and basis swaps as part of our overall asset and liability duration and interest rate risk management strategy. These instruments enable us to manage desired asset and liability duration and to reduce interest rate exposure by matching estimated repricing periods of interest-sensitive assets and liabilities. We also execute derivative instruments with commercial banking customers to facilitate their risk management strategies. These derivatives are immediately hedged by offsetting derivatives such that we minimize our net risk exposure as a result of such transactions. As required by ASC 815, Derivatives and Hedging, we record all derivatives at fair value in the balance sheet as either other assets or other liabilities. See further discussion in Note 7.

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

SHARE-BASED COMPENSATION

Share-based compensation generally includes grants of stock options and restricted stock to employees and nonemployee directors. We account for share-based payments, including stock options, in accordance with ASC 718, Compensation – Stock Compensation, and recognize them in the statement of income based on their fair values. See further discussion in Note 17.

INCOME TAXES

Deferred tax assets and liabilities are determined based on temporary differences between financial statement asset and liability amounts and their respective tax bases and are measured using enacted tax laws and rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not. Unrecognized tax benefits for uncertain tax positions relate primarily to state tax contingencies. See further discussion in Note 15.

NET EARNINGS PER COMMON SHARE

Net earnings per common share is based on net earnings applicable to common shareholders which is net of preferred stock dividends. Unvested share-based payment awards with rights to receive nonforfeitable dividends are considered participating securities and included in the computation of earnings per share. Basic net earnings per common share is based on the weighted average outstanding common shares during each year. Diluted net earnings per common share is based on the weighted average outstanding common shares during each year, including common stock equivalents. Diluted net earnings per common share excludes common stock equivalents whose effect is antidilutive.

2. OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. With the issuance of SFAS 168, the FASB Accounting Standards Codification (“the Codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. This change is effective for financial statements issued for interim or annual periods ending after September 15, 2009. Accordingly, all specific references herein to generally accepted accounting principles (“GAAP”) refer to the Codification and not to the pre-Codification literature. The Codification does not modify existing GAAP nor any guidance issued by the SEC. Nonauthoritative accounting literature is excluded from the Codification. To improve usability, the Codification does include certain SEC guidance. GAAP accounting standards used to populate the Codification are superseded. Updates to the Codification are made through Accounting Standards Updates (“ASU”).

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (subsequently codified by ASU 2009-17 and included in ASC 810, Consolidation). This new accounting guidance, among other things, requires a continuous analysis on a qualitative rather than a quantitative basis to determine the primary beneficiary of a VIE. The guidance requires enhanced disclosures about an enterprise’s involvement with a VIE and amends previous guidance to determine whether an entity is a VIE. This guidance becomes effective January 1, 2010. We will be required to reconsider our consolidation conclusions for all entities with which we are involved. However, we do not expect the adoption of this guidance to have a significant impact on the Company’s financial statements.

ASC 855, Subsequent Events, includes new guidance that became effective for the second quarter of 2009. The definition of subsequent events was modified and entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. Adoption of this guidance was not significant to the Company’s financial statements.

ASC 810, Consolidation, includes new requirements for presenting consolidated financial statements, which we adopted January 1, 2009, as required. Under the new view of an economic entity in consolidated financial statements, the presentation of noncontrolling (or minority) interests has been changed in that all operating amounts attributable to a noncontrolling interest are included in the statement of income and accumulated balances are included as a separate component of equity. Also required is the allocation of losses to a noncontrolling interest even when such losses result in a negative carrying balance. The effect of adoption was not significant to the Company’s financial statements. As of January 1, 2009, minority interest of $27.3 million was reclassified to shareholders’ equity and reported as noncontrolling interests. As required, retrospective application was made to all prior periods for comparative presentation.

The FASB is currently considering a proposed statement that would require additional disclosures about the credit quality of financing receivables and the allowance for credit losses. The new guidance as currently proposed would require significant changes in the way entities disclose this information. Final requirements and timing of adoption are still being deliberated. Management is evaluating the effect this currently proposed guidance will have on the Company’s financial statements.

Additional recent accounting pronouncements are discussed where applicable throughout the Notes to Consolidated Financial Statements.

3. MERGER AND ACQUISITION ACTIVITY

Effective January 1, 2009, we adopted new accounting provisions under ASC 805, Business Combinations. Among the most significant changes is the elimination of the step acquisition model used with previous accounting. Upon initially obtaining control, the acquirer now recognizes 100% of all acquired assets (including goodwill) and all assumed liabilities regardless of the percentage owned. Certain transaction and restructuring costs must be expensed as incurred. Changes to the acquirer’s existing income tax valuation allowances and uncertainty accruals from a business combination must be recognized as an adjustment to current income tax expense and not to goodwill over the subsequent annual period. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period.

On July, 17, 2009, CB&T acquired the banking operations of the failed Vineyard Bank from the Federal Deposit Insurance Corporation (“FDIC”) as receiver. The acquisition consisted of approximately $1.6 billion of assets, including $1.4 billion of loans, $1.5 billion of deposits, and 16 branches mostly located in the Inland Empire area of Southern California. CB&T assumed Vineyard’s deposit obligations other than brokered deposits, and purchased most of Vineyard’s assets, including all loans. CB&T received approximately $87.5 million in cash from the FDIC and entered into a loss sharing agreement in which the FDIC will bear 80% of the first $465 million of losses on loans and other real estate owned and 95% of any losses above that amount for a period of up to ten years.

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

As a result of these loss sharing agreements, the acquired loans are presented separately in the Company’s balance sheet as “FDIC-supported loans.” At the date of acquisition, these loans were recorded at fair value without a corresponding allowance for loan losses. The acquired foreclosed assets of approximately $54.1 million are included with other real estate owned in the balance sheet. Because the fair value of net assets acquired exceeded cost, and taking into consideration the amounts of cash received from the FDIC, we recognized acquisition related gains of $169.2 million.

The following summarizes the carrying value of FDIC-supported loans at December 31, 2009 for (1) acquired loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, which have evidence of credit deterioration and for which it is probable that not all contractual payments will be collected, and (2) acquired loans without evidence of credit deterioration (in thousands):

	Loans with deterioration	Loans without deterioration	Total
Commercial lending	$84,116	481,954	566,070
Commercial real estate	295,685	474,144	769,829
Consumer	8,699	99,996	108,695

Total FDIC-supported loans	$388,500	1,056,094	1,444,594

As of the respective dates of acquisition, the preliminary estimates of the contractually required payments receivable for loans with evidence of credit deterioration were $966.9 million, the cash flows expected to be collected from borrowers were $561.9 million including interest, and the estimated fair value of the acquired loans was $560.0 million. These amounts were determined based upon the estimated remaining life of the underlying loans, which included the effects of estimated prepayments. Because of the estimation process required, certain refinements will likely be made to the above estimates in future reporting periods.

Changes in the carrying amount and accretable yield for loans with evidence of credit deterioration were as follows during 2009 from the respective dates of acquisition (in thousands):

	Net accretable discount	Carrying amount of loans
Fair value of acquired loans at date of acquisition	$1,853	560,045
Payments received, net of advances		(169,678)
Transfers to other real estate owned		(320)
Charge-offs in excess of original loss estimate		(1,499)
Amortization, net	48	(48)

Balance at December 31, 2009	$1,901	388,500

Interest income on nonimpaired loans acquired in a business combination, including FDIC-supported transactions, is recognized based on the acquired loan’s contractual cash flows, as described in ASC 310-20, Nonrefundable Fees and Other Costs.

The estimated loss reimbursement from FDIC, which represents the estimated amounts due from the FDIC under the loss sharing agreements, amounted to approximately $293.3 million at December 31, 2009 and is included with other assets in the balance sheet. This amount was fair valued using projected cash flows based on credit adjustments for each loan type and the loss sharing reimbursement of 80% or 95%, as appropriate. The timing of the cash flows was adjusted to reflect management’s expectations to receive the FDIC reimbursements within the estimated loss period. Discount rates were based on U.S. Treasury rates or the AAA composite yield on investment grade bonds of similar maturity. The amount is adjusted as actual loss experience is developed and estimated losses covered under the loss sharing arrangements are updated. Estimated loan losses, if any, in excess of the amounts recoverable through the loss sharing agreements are reflected as period expenses through the provision for loan losses.

Subsequent to the acquisition, the allowance for loan losses for loans acquired in FDIC-supported transactions is determined without giving consideration to the amounts recoverable through loss sharing agreements (since the loss sharing agreements are separately accounted for and thus presented “gross” on the balance sheet). The provision for loan losses is reported net of changes in the amounts recoverable under the loss sharing agreements.

In September 2008, our NSB and NBA subsidiaries acquired from the FDIC the insured deposits and certain assets of the failed Silver State Bank, headquartered in Henderson, Nevada. The acquisition included approximately $737 million of deposits and $66 million of assets. The assets consisted primarily of deposit-secured loans, furniture, fixtures and equipment, and certain branch assets.

4. INVESTMENT SECURITIES

Investment securities are summarized as follows (in thousands):

	December 31, 2009
		Recognized in OCI[1]			Not recognized in OCI[1]
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$606,074	–	–	606,074	8,724	5,451	609,347
Asset-backed securities:
Trust preferred securities – banks and insurance	264,712	–	25,920	238,792	–	31,115	207,677
Other	30,482	–	5,853	24,629	551	8,848	16,332
Other debt securities	100	–	–	100	–	1	99

	$901,368	–	31,773	869,595	9,275	45,415	833,455

Available-for-sale
U.S. Treasury securities	$25,651	493	–	26,144			26,144
U.S. Government agencies and corporations:
Agency securities	242,609	6,904	114	249,399			249,399
Agency guaranteed mortgage-backed securities	374,118	11,849	692	385,275			385,275
Small Business Administration loan-backed securities	782,385	3,050	17,796	767,639			767,639
Municipal securities	237,057	4,823	386	241,494			241,494
Asset-backed securities:
Trust preferred securities – banks and insurance	2,022,998	54,449	716,347	1,361,100			1,361,100
Trust preferred securities – real estate investment trusts	56,265	–	32,247	24,018			24,018
Auction rate securities	159,649	321	530	159,440			159,440
Other	127,210	1,355	51,413	77,152			77,152

	4,027,942	83,244	819,525	3,291,661			3,291,661
Other securities:
Mutual funds and stock	363,958	–	–	363,958			363,958

	$4,391,900	83,244	819,525	3,655,619			3,655,619

	December 31, 2008
		Recognized in OCI[1]			Not recognized in OCI[1]
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$696,653	–	–	696,653	7,661	9,231	695,083
Asset-backed securities:
Trust preferred securities – banks and insurance	1,187,804	53	184,195	1,003,662	4,380	332,006	676,036
Trust preferred securities – real estate investment trusts	36,013	–	8,671	27,342		6,271	21,071
Other	76,323	48	13,139	63,232	644	12,611	51,265
Other debt securities	100	–	–	100	–	–	100

	$1,996,893	101	206,005	1,790,989	12,685	360,119	1,443,555

Available-for-sale
U.S. Treasury securities	$27,973	1,148	–	29,121			29,121
U.S. Government agencies and corporations:
Agency securities	323,371	2,813	975	325,209			325,209
Agency guaranteed mortgage-backed securities	406,462	5,308	1,655	410,115			410,115
Small Business Administration loan-backed securities	692,634	35	25,992	666,677			666,677
Municipal securities	177,938	2,312	252	179,998			179,998
Asset-backed securities:
Trust preferred securities – banks and insurance	806,537	3,457	149,367	660,627			660,627
Trust preferred securities – real estate investment trusts	26,880	–	2,983	23,897			23,897
Other	102,671	–	30,194	72,477			72,477

	2,564,466	15,073	211,418	2,368,121			2,368,121
Other securities:
Mutual funds and stock	308,134	–	–	308,134			308,134

	$2,872,600	15,073	211,418	2,676,255			2,676,255

[1]	Other comprehensive income

As part of our ongoing review of the investment securities portfolio, we reassessed the classification of certain asset-backed and trust preferred collateralized debt obligation (“CDO”) securities. During 2009, we reclassified a total of $596 million at fair value of held-to-maturity (“HTM”) securities to available-for-sale (“AFS”). Unrealized losses added to OCI at the time of these transfers were $126.5 million. The reclassifications were made subsequent to ratings downgrades, as permitted under ASC 320, Investments – Debt and Equity Securities. No gain or loss was recognized in the statement of income at the time of reclassification.

The amortized cost and estimated fair value of investment debt securities are shown below as of December 31, 2009 by expected maturity distribution for asset-backed securities and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Held-to-maturity		Available-for-sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$90,482	90,292	422,624	421,717
Due after one year through five years	245,349	244,051	899,076	881,623
Due after five years through ten years	224,121	205,919	595,111	577,283
Due after ten years	341,416	293,193	2,111,131	1,411,038

	$901,368	833,455	4,027,942	3,291,661

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position (in thousands):

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1,051	40,006	4,400	28,152	5,451	68,158
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	57,035	207,676	57,035	207,676
Other	–	–	14,701	16,332	14,701	16,332
Other debt securities	–	–	1	99	1	99

	$1,051	40,006	76,137	252,259	77,188	292,265

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$40	5,300	74	2,231	114	7,531
Agency guaranteed mortgage-backed securities	690	44,259	2	163	692	44,422
Small Business Administration loan-backed securities	2,345	60,624	15,451	506,866	17,796	567,490
Municipal securities	383	15,342	3	676	386	16,018
Asset-backed securities:
Trust preferred securities – banks and insurance	5,578	62,172	710,769	897,513	716,347	959,685
Trust preferred securities – real estate investment trusts	20,808	2,253	11,439	21,766	32,247	24,019
Auction rate securities	530	122,148	–	–	530	122,148
Other	2,089	6,210	49,324	56,238	51,413	62,448

	$32,463	318,308	787,062	1,485,453	819,525	1,803,761

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$5,121	141,135	4,110	36,207	9,231	177,342
Asset-backed securities:
Trust preferred securities – banks and insurance	13,991	19,239	502,210	511,103	516,201	530,342
Trust preferred securities – real estate investment trusts	–	–	14,942	21,072	14,942	21,072
Other	7,214	26,621	18,536	20,541	25,750	47,162

	$26,326	186,995	539,798	588,923	566,124	775,918

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$191	41,950	784	60,725	975	102,675
Agency guaranteed mortgage-backed securities	1,336	103,721	319	32,960	1,655	136,681
Small Business Administration loan-backed securities	2,523	170,443	23,469	483,628	25,992	654,071
Municipal securities	224	16,303	28	2,286	252	18,589
Asset-backed securities:
Trust preferred securities – banks and insurance	27,378	114,721	121,989	454,094	149,367	568,815
Trust preferred securities – real estate investment trusts	2,983	10,783	–	–	2,983	10,783
Other	24,050	40,337	6,144	20,750	30,194	61,087

	$58,685	498,258	152,733	1,054,443	211,418	1,552,701

We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). Our review was made under ASC 320, which includes new guidance that we adopted effective January 1, 2009. We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria used under previous guidance.

The new guidance requires that credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in OCI. Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI. For securities classified as HTM, the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. Noncredit-related OTTI recognized in earnings previous to January 1, 2009 is reclassified from retained earnings to accumulated OCI as a cumulative effect adjustment.

Our OTTI evaluation process also takes into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectibility of debt securities, our ability and intent to hold investments until a recovery of amortized cost, which may be maturity, and other factors, when evaluating for the existence of OTTI in our securities portfolio. Additionally, under ASC 325-40, Beneficial Interests in Securitized Financial Assets, OTTI is recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that it is “probable” that the full amount will not be received. This is a change from previous guidance that a holder’s best estimate of cash flows should be based upon those that “a market participant” would use.

For all AFS security types discussed below where we believe that no OTTI exists at December 31, 2009, we first applied the criteria required in the new guidance in that we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.

Municipal securities

The HTM securities are purchased directly from the municipalities and are generally not rated by a credit rating agency. The AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair values of these securities are highly driven by interest rates. We perform credit quality reviews on these securities at each reporting period. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at December 31, 2009.

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

Auction rate securities: These debt instruments primarily relate to auction market preferred stock and certain corporate and municipal bonds for which the interest rate was determined through an auction process. Due to the failure of these auctions and attendant illiquidity of the securities, the Company voluntarily purchased these securities at par and recorded them at fair value. They had previously been sold to customers by certain Company subsidiaries. Adjustments to fair value when purchased from customers were included in valuation losses on securities purchased. Because subsequent declines in fair value were not attributable to credit quality, we believe that no OTTI exists for these securities at December 31, 2009.

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

U.S. Government agencies and corporations

Agency securities: These securities consist of discount notes and medium term notes issued by the Federal Agricultural Mortgage Corporation (“FAMC”), Federal Home Loan Bank (“FHLB”), Federal Farm Credit Bank, Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage

Association (“FNMA”). These securities are fixed rate and were purchased at premiums or discounts. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. The U.S. Government has provided substantial liquidity to FNMA and FHLMC to bolster their creditworthiness. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at December 31, 2009.

Agency guaranteed mortgage-backed securities: These securities are comprised largely of fixed and variable rate residential and agricultural mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), FNMA, FAMC, or FHLMC. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. The U.S. Government has provided substantial liquidity to both FNMA and FHLMC to bolster their creditworthiness. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at December 31, 2009.

Small Business Administration (“SBA”) loan-backed securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at December 31, 2009.

The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in earnings during 2009 (in thousands):

	HTM	AFS	Total
Balance of credit-related OTTI at beginning of year	$(1,905)	(100,194)	(102,099)
Additions recognized in earnings during the year:
Credit-related OTTI not previously recognized	(682)	(117,069)	(117,751)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	(2,619)	(160,093)	(162,712)

Subtotal of amounts recognized in earnings	(3,301)	(277,162)	(280,463)
Reductions for securities sold during the year	–	108,105	108,105

Balance of credit-related OTTI at end of year	$(5,206)	(269,251)	(274,457)

To determine the credit component of OTTI for all security types, we utilize projected cash flows as the best estimate of fair value. These cash flows are credit adjusted using, among other things, assumptions for default probability assigned to each portion of performing collateral. The credit adjusted cash flows are discounted at a security specific coupon rate to identify any OTTI, and then at a market rate for valuation purposes.

Noncredit-related OTTI of $289.4 million ($174.2 million after-tax) on securities not expected to be sold, and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, was recognized in OCI during 2009. Of this amount, $288.8 million related to AFS securities and $0.6 million related to HTM securities. As of January 1, 2009, we reclassified $137.5 million after-tax as a cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings.

At December 31, 2009 and 2008, respectively, 131 and 632 HTM and 717 and 739 AFS investment securities were in an unrealized loss position.

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income (in thousands):

	2009		2008		2007
	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses
Investment securities:
Held-to-maturity	$–	3,301	–	208,515	–	–
Available-for-sale	9,976	499,970	4,565	110,244	6,564	159,498
Other noninterest-bearing investments
Securities held by consolidated SBICs	3,613	6,320	10,554	18,907	20,126	4,736
Other	1,306	3,530	20,079	13,002	413	339

	14,895	513,121	35,198	350,668	27,103	164,573

Net gains (losses)		$(498,226)		(315,470)		(137,470)

Statement of income information:
Net impairment losses on investment securities		$(280,463)		(304,040)		(108,624)
Valuation losses on securities purchased		(212,092)		(13,072)		(49,584)

		(492,555)		(317,112)		(158,208)
Equity securities gains (losses), net		(1,825)		793		17,719
Fixed income securities gains (losses), net		(3,846)		849		3,019

Net gains (losses)		$(498,226)		(315,470)		(137,470)

Valuation losses on securities purchased primarily relate to purchases by Zions Bank from Lockhart and are discussed further in Note 6. Included in the 2009 amount is $24.2 million that was incurred when we voluntarily purchased all of the $255.3 million of auction rate securities previously sold to customers by certain Company subsidiaries.

Securities with a carrying value of $1.8 billion at both December 31, 2009 and 2008 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

On October 15, 2009, we were informed of outstanding offers from a hedge fund to the preferred shareholders (“equity holders”) of four CDOs in which the Company held senior debt. The offers sought to induce the equity holders, in exchange for payments to be made outside of the CDO, to approve sales to the hedge fund of substantial amounts of performing collateral at deeply discounted prices. Such sales, if consummated, would be detrimental to the interests of the more senior tranches of the CDO.

We subsequently learned that the equity holders in one of the CDOs agreed to the proposed offer from the hedge fund and that the other three offers were rejected. Our exposure to securities issued by the sole CDO with the accepted offer was $6.6 million of carrying value at December 31, 2009. Our remaining exposure could be materially adversely affected if the sale of the performing collateral at significant discounts to fair value were to be permitted.

The trustee has not commenced to sell the collateral and has filed an action in the United States District Court for the Southern District of New York seeking that the court order the interested parties to interplead and settle all claims relating to the collateral. Legal counsel has advised us and other bondholders in the CDO that we have a substantial legal basis to block any such sales.

We do not expect that the ultimate judicial determination will permit the proposed sales, which would be in contravention to the seniority concepts within the CDO. We have not found that sufficient information was available to market participants at either the balance sheet date or filing date of the accompanying financial statements to support the expectation of an adverse outcome. As a result, we have not adjusted the projected cash flows at December 31, 2009 of the exposed CDO.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans are summarized as follows at December 31 (in thousands):

	2009	2008
Commercial lending:
Commercial and industrial	$9,921,730	11,447,370
Leasing	466,492	431,139
Owner occupied	8,751,983	8,742,809

Total commercial lending	19,140,205	20,621,318
Commercial real estate:
Construction and land development	5,551,963	7,515,584
Term	7,255,124	6,196,165

Total commercial real estate	12,807,087	13,711,749
Consumer:
Home equity credit line	2,135,172	2,004,631
1-4 family residential	3,642,403	3,876,964
Construction and other consumer real estate	459,039	774,158
Bankcard and other revolving plans	340,428	373,972
Other	292,455	385,032

Total consumer	6,869,497	7,414,757
Foreign loans	65,294	43,413
FDIC-supported loans	1,444,594	–

Total loans	$40,326,677	41,791,237

FDIC-supported loans are loans acquired during 2009 that are supported by the FDIC under loss sharing agreements. See further discussion in Note 3.

Owner occupied and commercial real estate loans included unamortized premium of approximately $117.6 million and $155.1 million at December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, loans with a carrying value of $9.3 billion and $9.4 billion, respectively, were included as blanket pledges of security for FHLB advances. Actual FHLB advances against these pledges were $16 million and $128 million at December 31, 2009 and 2008, respectively.

We sold loans totaling $1,934 million in 2009, $950 million in 2008, and $1,125 million in 2007 that were previously classified as held for sale. Income from loans sold, excluding servicing, was $11.2 million in 2009, $9.7 million in 2008, and $24.2 million in 2007. These income amounts include loans held for sale and loan securitizations, and exclude impairment losses on retained interests from loan securitizations.

Changes in the allowance for loan losses are summarized as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$686,999	459,376	365,150
Allowance of companies acquired	–	–	7,639
Allowance associated with purchased securitized loans	–	1,756	–
Allowance of loans and leases sold	–	(804)	(2,034)
Additions:
Provision for loan losses	2,016,927	648,269	152,210
Charge-offs recoverable from FDIC	2,303	–	–
Recoveries	80,755	21,026	15,095
Deductions:
Charge-offs	(1,255,652)	(414,687)	(78,684)
Reclassification to reserve for unfunded lending commitments	–	(27,937)	–

Balance at end of year	$1,531,332	686,999	459,376

The reclassification in 2008 reflects a refinement in the reserving process to include in the reserve for unfunded lending commitments the reserves for all unfunded lending commitments, including unfunded portions of partially funded credits previously reserved for as part of the allowance for loan losses. The reserve is included in other liabilities in the balance sheet and was increased by this reclassification. The amount of this reserve was $116.4 million and $50.9 million at December 31, 2009 and 2008, respectively.

Nonaccrual loans were $2,023 million (excluding $356 million of FDIC-supported loans) and $946 million at December 31, 2009 and 2008, respectively. Loans past due 90 days or more as to interest or principal and still accruing interest were $107 million (excluding $56 million of FDIC-supported loans) and $130 million at December 31, 2009 and 2008, respectively.

Our recorded investment in impaired loans was $1,925 million and $770 million at December 31, 2009 and 2008, respectively. Impaired loans of $435 million and $306 million at December 31, 2009 and 2008 required an allowance of $105 million and $52 million, respectively, which is included in the allowance for loan losses. Interest collected on impaired loans and included in interest income was $4.0 million in 2009, $4.7 million in 2008, and $1.9 million in 2007. The average recorded investment in impaired loans was $1,374 million in 2009, $499 million in 2008, and $135 million in 2007.

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

Most of our business activity is with customers located in the states of Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, and Washington. The commercial loan portfolio is well diversified, consisting of nine major industry classification groupings based on codes under the North American Industry Classification System. As of December 31, 2009, the larger concentrations of risk were in the commercial, real estate, and construction portfolios. See discussion in Note 18 regarding commitments to extend additional credit.

6. ASSET SECURITIZATIONS AND OFF-BALANCE SHEET ARRANGEMENT

Effective June 5, 2009, Zions Bank fully consolidated Lockhart, which previously functioned as an off-balance sheet qualifying special-purpose entity (“QSPE”) securities conduit. As of September 30, 2009, Lockhart was legally terminated. Prior to this consolidation, Zions Bank purchased securities at book value from Lockhart amounting to $678 million in 2009, $1,145 million in 2008, and $895 million during the fourth quarter of 2007. Valuation losses resulting from these purchases were $187.9 million in 2009, $13.1 million in 2008, and $49.6 million in 2007. Valuation losses were also incurred in 2009 when we purchased auction rate securities, as discussed in Note 4. The purchases of securities from Lockhart were made due to investment downgrades as required under a liquidity agreement between Zions Bank and Lockhart, and due to the inability of Lockhart to issue a sufficient amount of commercial paper.

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

Income recognized from previous loan securitizations, excluding servicing fees, was $2.3 million in 2007.

Certain cash flows between Zions Bank and the securitization structures were as follows (in millions):

	2008	2007
Purchases of loans previously securitized	$(1,180)	–
Servicing fees received	6	17
Other cash flows received on retained interests[1]	317	84

Total	$(857)	101

[1]

Represents total cash flows received from retained interests other than servicing fees. Other cash flows include cash from interest-only strips and cash above the minimum required level in cash collateral accounts.

Interest income recognized in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets, on the retained interests up to the time of their purchase was $0.6 million in 2008 and $10.6 million in 2007. These amounts did not include interest income on revolving securitizations which were accounted for similar to trading securities.

Based on adjustments to assumptions for prepayment speeds, discount rates, and expected credit losses, as required by ASC 325-40, Zions Bank recorded impairment losses totaling $12.6 million in 2007 on the value of the retained interests from certain small business loan securitizations.

Servicing fee income on all securitizations was $6.1 million in 2008 and $17.2 million in 2007. All amounts of interest income, impairment losses, and servicing fee income are included in loan sales and servicing income in the statement of income.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (subsequently codified by ASU 2009-16 and included in ASC 860, Transfers and Servicing). This new accounting guidance becomes effective January 1, 2010. Among other things, it modifies the accounting for transfers of financial assets and removes the concept of a QSPE. Since Lockhart, as the Company’s only QSPE that was funded with commercial paper, was dissolved in 2009, management does not expect this new accounting guidance, upon adoption, to have any impact on the Company’s financial statements.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

ASC 815, Derivatives and Hedging, includes new guidance that we adopted January 1, 2009 regarding the disclosure of information about derivatives. Greater transparency is required in disclosing the objectives for their use, the volume of derivative activity, tabular disclosure of financial statement amounts, and any credit-risk-related features. The new disclosure requirements were not significantly different from the Company’s previous annual disclosures.

We record all derivatives on the balance sheet at fair value. See Note 21 for a discussion of the determination of fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. At December 31, 2009, the Company had no fair value hedges, as discussed subsequently.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are recorded in OCI and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings.

We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows on the derivative hedging instrument with the changes in fair value or cash flows on the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

Our objective in using derivatives is to add stability to interest income or expense, to modify the duration of specific assets or liabilities as we consider advisable, to manage exposure to interest rate movements or other identified risks, and to directly offset derivatives sold to our customers. To accomplish this objective, we use interest rate swaps and floors as part of our cash flow hedging strategy. These derivatives are used to hedge the variable cash flows associated with designated commercial loans.

In previous years, we used fair value hedges to manage interest rate exposure to certain long-term debt. During the first quarter of 2009, we terminated all fair value hedges. After significant declines in short-term interest rates, we believed it was highly unlikely that short-term rates would go significantly lower. By terminating the swaps, we locked in a substantial gain due to the increase in their fair value and we increased our flexibility to exchange or modify the now unhedged subordinated debt. As discussed further in Note 13, the subordinated debt was modified beginning in the second quarter of 2009 and certain amounts were exchanged and/or converted during the remainder of 2009. As of December 31, 2009, no derivatives were designated for hedges of investments in foreign operations.

Exposure to credit risk arises from the possibility of nonperformance by counterparties. These counterparties primarily consist of financial institutions that are well established and well capitalized. We control this credit risk through credit approvals, limits, pledges of collateral, and monitoring procedures. No losses on derivative instruments have occurred as a result of counterparty nonperformance. Nevertheless, the related credit risk is considered and measured when and where appropriate. We have no exposure to credit default swaps.

Interest rate swap agreements designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying principal amount. Derivatives not designated as accounting hedges, including basis swap agreements, are not speculative and are used to economically manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements.

Selected information with respect to notional amounts and recorded gross fair values at December 31, 2009 and 2008, and the related gain (loss) of derivative instruments for 2009 and 2008 is summarized as follows (in thousands):

	December 31, 2009			Year Ended December 31, 2009					December 31, 2008			Year Ended December 31, 2008
				Amount of derivative gain (loss) recognized/reclassified								Amount of derivative gain (loss) recognized/reclassified
				OCI	Reclassified from AOCI to interest income	Noninterest income		Offset to interest expense				OCI	Reclassified from AOCI to interest income	Noninterest income	Offset to interest expense
	Notional amount	Fair value							Notional amount	Fair value
		Other assets	Other liabilities							Other assets	Other liabilities
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges[1] :
Interest rate swaps	$865,000	52,539	–	11,457	112,847				2,405,000	237,912	–	270,223	67,134
Interest rate floors	170,000	4,249	–	3,016	5,550				255,000	8,106	–	9,735	392
Terminated swaps and floors						104,706								(1,664)

	1,035,000	56,788	–	14,473	118,397	104,706	[3]		2,660,000	246,018	–	279,958	67,526	(1,664)[3]
Liability derivatives
Fair value hedges:
Long-term debt								26,170	1,400,000	235,704	–				35,074

Total derivatives designated as hedging instruments	1,035,000	56,788	–	14,473	118,397	104,706		26,170	4,060,000	481,722	–	279,958	67,526	(1,664)	35,074

Derivatives not designated as hedging instruments
Interest rate swaps	210,354	3,966	4,011			(983)			266,726	6,375	6,093			(18,984)
Interest rate swaps for customers[2]	3,234,378	69,008	69,382			7,585			2,739,173	104,100	107,270			2,436
Energy commodity swaps for customers[2]	125,895	12,483	12,194			600			645,417	50,063	50,065			390
Basis swaps	505,000	131	53			8,014			1,795,000	–	14,693			(18,332)
Futures contracts	4,386,000	–	–			508			299,000	–	–			527

Total derivatives not designated as hedging instruments	8,461,627	85,588	85,640			15,724			5,745,316	160,538	178,121			(33,963)

Total derivatives	$9,496,627	142,376	85,640	14,473	118,397	120,430		26,170	9,805,316	642,260	178,121	279,958	67,526	(35,627)	35,074

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
[3]

Amounts for 2009 and 2008 of $104,706 and $(1,664), respectively, which reflect the acceleration of OCI amounts reclassified to income that related to previously terminated hedges, together with the reclassification amounts of $118,397 and $67,526, or a total of $223,103 and $65,862, are the amounts of reclassification included in the changes in OCI presented in Note 14.

At December 31, 2009, the fair values of derivative assets and liabilities were reduced by net credit valuation adjustments of $2.0 million and $1.6 million, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

Fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) have been offset against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. At December 31, 2009 and 2008, cash collateral was used to reduce recorded amounts of derivative assets by $8 million and $247 million and derivative liabilities by $14 million and $2 million, respectively.

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

Futures contracts are primarily highly liquid exchange-traded federal funds futures contracts that are traded to manage interest rate risk on certain CDO securities. These identified mixed straddle trades are executed to convert three- and six-month fixed cash flows into cash flows that vary with daily fluctuations in interest rates. These transactions are cash settled daily.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized generally on a straight-line basis to interest income or expense over the period to their previously stated maturity dates. During 2009, the Company recognized a gain when certain debt was modified. See discussion in Note 13.

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For 2010, we estimate that an additional $70 million of gains and accretion/amortization will be reclassified.

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31 (in thousands):

	2009	2008
Land	$185,806	181,849
Buildings	445,632	412,026
Furniture and equipment	586,648	574,162
Leasehold improvements	115,096	117,432

Total	1,333,182	1,285,469
Less accumulated depreciation and amortization	622,648	598,373

Net book value	$710,534	687,096

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Core deposit and other intangible assets and related accumulated amortization are as follows at December 31 (in thousands):

	Gross carrying amount		Accumulated amortization		Net carrying amount
	2009	2008	2009	2008	2009	2008
Core deposit intangibles	$225,766	226,700	(123,618)	(119,650)	102,148	107,050
Customer relationships and other intangibles	33,974	52,350	(22,706)	(33,465)	11,268	18,885

	$259,740	279,050	(146,324)	(153,115)	113,416	125,935

The amount of amortization expense of core deposit and other intangible assets is separately reflected in the statement of income. In 2009, this amortization expense included approximately $2.6 million for the impairment of certain amounts for customer relationships and other intangibles.

Estimated amortization expense for core deposit and other intangible assets is as follows for the five years succeeding December 31, 2009 (in thousands):

2010	$25,517
2011	20,014
2012	16,962
2013	14,553
2014	11,105

Changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Zions Bank	CB&T	Amegy	NBA	NSB	Vectra	Other	Consolidated Company
Balance as of December 31, 2007	$21,738	379,024	1,249,066	168,525	21,051	151,465	18,644	2,009,513
Goodwill of subsidiary transferred	(2,224)						2,224	–
Purchase accounting adjustments				45				45
Impairment losses				(168,570)	(21,051)	(151,465)	(12,718)	(353,804)
Tax benefit realized from share-based awards converted in acquisition			(120)					(120)
Goodwill reclassified			4				(4,261)	(4,257)

Balance as of December 31, 2008	19,514	379,024	1,248,950	–	–	–	3,889	1,651,377
Impairment losses			(633,327)				(2,889)	(636,216)

Balance as of December 31, 2009	$19,514	379,024	615,623	–	–	–	1,000	1,015,161

In 2008, the transfer of $2.2 million of goodwill resulted when the Parent acquired Welman from Zions Bank. The $4.3 million reclassification of goodwill from the other segment related to the release of the valuation allowance established for the acquired P5 net operating loss carryforwards, as further discussed in Note 15. In 2009, impairment losses of $2.9 million related primarily to Welman.

The impairment losses reflect our Company-wide annual impairment testing conducted as of October 1 of each year and updated on a more frequent basis when events or circumstances indicate that impairment could have taken place. The Amegy goodwill impairment resulted from an evaluation performed for Amegy and CB&T effective February 28, 2009 due to the Company’s performance deterioration and declines in bank market values from December 31, 2008.

The amount of the impairment losses was determined based on the calculation process specified in ASC 350, Intangibles – Goodwill and Other, which compares carrying value to the estimated fair values of assets and liabilities. These fair values were estimated with the assistance of independent valuation consultants utilizing the provisions of ASC 820. The estimation process took into account both market value and transaction value approaches including management estimates of projected discounted cash flow. Where applicable, we used recent market valuations and transactions from banks similar in size, operations and geography to our subsidiary banks. The analysis took into account the continued market deterioration and weaker economic outlook for the applicable states.

10. DEPOSITS

At December 31, 2009, the scheduled maturities of all time deposits were as follows (in thousands):

2010	$5,101,424
2011	445,709
2012	139,970
2013	114,438
2014	87,385
Thereafter	2,407

$5,891,333

At December 31, 2009, the contractual maturities of domestic time deposits with a denomination of $100,000 and over were as follows: $1,163 million in 3 months or less, $662 million over 3 months through 6 months, $930 million over 6 months through 12 months, and $362 million over 12 months.

Domestic time deposits $100,000 and over were $3.1 billion and $4.8 billion at December 31, 2009 and 2008, respectively. Foreign time deposits $100,000 and over were $276 million and $504 million at December 31, 2009 and 2008, respectively.

Deposit overdrafts reclassified as loan balances were $19 million and $39 million at December 31, 2009 and 2008, respectively.

11. SHORT-TERM BORROWINGS

Selected information for certain short-term borrowings is as follows (in thousands):

	2009	2008	2007
Federal funds purchased:
Average amount outstanding	$1,290,140	1,768,782	2,166,652
Weighted average rate	0.30%	2.20%	5.06%
Highest month-end balance	$1,659,303	2,379,055	2,865,076
Year-end balance	208,669	965,835	2,463,460
Weighted average rate on outstandings at year-end	0.21%	0.33%	3.84%

Security repurchase agreements:
Average amount outstanding	$632,756	964,801	1,044,465
Weighted average rate	0.30%	1.50%	3.73%
Highest month-end balance	$784,182	1,218,507	1,298,112
Year-end balance	577,346	899,751	1,298,112
Weighted average rate on outstandings at year-end	0.16%	0.41%	3.07%

These short-term borrowings generally mature in less than 30 days. Our participation in security repurchase agreements is on an overnight or term basis. Certain overnight agreements are performed with sweep accounts in conjunction with a master repurchase agreement. In this case, securities under our control are pledged for and interest is paid on the collected balance of the customers’ accounts. For term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. As of December 31, 2009, overnight security repurchase agreements were $546 million and term security repurchase agreements were $31 million.

Other borrowings one year or less are summarized as follows at December 31 (in thousands):

	2009	2008
Senior medium-term notes, 5.35% - 5.50%	$117,134	235,489
Federal Reserve auction borrowings	–	1,800,000
Other	3,055	4,364

	$120,189	2,039,853

The unsecured senior medium term notes mature at various dates through December 2010 (see also Note 13).

The Company’s subsidiary banks may borrow from the FHLB under their lines of credit that are secured under blanket pledge arrangements. The subsidiary banks maintain unencumbered collateral with carrying amounts adjusted for the types of collateral pledged, equal to at least 100% of the outstanding advances. At December 31, 2009, the amount available for FHLB advances was approximately $8.6 billion. An additional $423 million could be borrowed upon the pledging of additional available collateral.

Our subsidiary banks borrow from the Federal Reserve through the Term Auction Facility. Amounts that can be borrowed are based upon the amount of collateral pledged to a Federal Reserve Bank. At December 31, 2009, the amount available for additional Federal Reserve borrowings was approximately $3.8 billion. An additional $234 million could be borrowed upon the pledging of additional available collateral.

12. FEDERAL HOME LOAN BANK LONG-TERM ADVANCES

FHLB long-term advances over one year are as follows at December 31 (in thousands):

	2009	2008
FHLB long-term advances, 2.81% - 6.98%	$15,722	128,253

The weighted average interest rate on FHLB advances outstanding was 5.0% and 5.6% at December 31, 2009 and 2008, respectively.

Interest expense on FHLB advances and other borrowings over one year was $2.7 million in 2009, $7.4 million in 2008, and $7.5 million in 2007.

Maturities of FHLB advances with original maturities over one year are as follows at December 31, 2009 (in thousands):

2014	$80
Thereafter	15,642

$15,722

13. LONG-TERM DEBT

Long-term debt at December 31 is summarized as follows (in thousands):

	2009	2008
Junior subordinated debentures related to trust preferred securities	$461,858	461,888
Convertible subordinated notes	530,186	–
Subordinated notes	288,394	1,706,603
Senior medium-term notes	736,309	324,125
Capital lease obligations and other	473	752

	$2,017,220	2,493,368

The preceding amounts represent the par value of the debt adjusted for any unamortized premium or discount or other basis adjustments including the value of associated hedges.

Junior subordinated debentures related to trust preferred securities primarily include Zions Capital Trust B (“ZCTB”), Amegy Statutory Trusts I, II and III (“Amegy Trust I, II or III”), and Stockmen’s Statutory Trusts II and III (“Stockmen’s Trust II or III”) as follows at December 31, 2009 (in thousands):

	Balance	Interest rate	Maturity
ZCTB	$293,815	8.00%	Sep 2032

Amegy Trust I	51,547	3mL+2.85%[1]	Dec 2033
		(3.10%)
Amegy Trust II	36,083	3mL+1.90%[1]	Oct 2034
		(2.18%)
Amegy Trust III	61,856	3mL+1.78%[1]	Dec 2034
		(2.03%)
Stockmen’s Trust II	7,732	3mL+3.15%[1]	Mar 2033
		(3.40%)
Stockmen’s Trust III	7,732	3mL+2.89%[1]	Mar 2034
		(3.14%)
Intercontinental Statutory Trust I	3,093	3mL+2.85%[1]	Mar 2034
		(3.10%)

	$461,858

[1]

Designation of “3mL” is three-month LIBOR (London Interbank Offer Rate); effective interest rate at the beginning of the accrual period commencing on or before December 31, 2009 is shown in parenthesis.

The junior subordinated debentures are issued by the Company and relate to a corresponding series of trust preferred security obligations issued by the trusts. The trust obligations are in the form of capital securities subject to mandatory redemption upon repayment of the junior subordinated debentures by the Company. The sole assets of the trusts are the junior subordinated debentures.

Interest distributions are made quarterly at the same rates earned by the trusts on the junior subordinated debentures; however, we may defer the payment of interest on the junior subordinated debentures. Early redemption is currently possible on all of the debentures and requires the approval of banking regulators. The debentures for ZCTB are direct and unsecured obligations of the Company and are subordinate to other indebtedness and general creditors. The debentures for Amegy Trust I, II and III are direct and unsecured obligations of Amegy and are subordinate to other indebtedness and general creditors. The debentures for Stockmen’s Trust II and III are unsecured obligations assumed by the Company in connection with the acquisition of Stockmen’s by NBA. The Company has unconditionally guaranteed the obligations of ZCTB with respect to its trust preferred securities to the extent set forth in the applicable guarantee agreement. Amegy has unconditionally guaranteed the obligations of Amegy Trust I, II and III with respect to their respective series of trust preferred securities to the extent set forth in the applicable guarantee agreements.

Subordinated notes consist of the following at December 31, 2009 (in thousands):

Interest rate	Convertible subordinated notes		Subordinated notes		Maturity
	Balance	Par amount	Balance	Par amount
5.65%	$122,079	261,674	38,814	34,680	May 2014
6.00%	187,344	408,419	90,799	80,445	Sep 2015
5.50%	220,763	476,333	83,781	75,010	Nov 2015
3mL+1.25%[1] (1.56%)			75,000	75,000	Sep 2014

	$530,186	1,146,426	288,394	265,135

[1]	Designation of “3mL” is three-month LIBOR; effective interest rate at the beginning of the accrual period commencing on or before December 31, 2009 is shown in parenthesis.

These notes are unsecured and are not redeemable prior to maturity. Interest is payable semiannually.

During June 2009, we exchanged approximately $0.2 billion par value of the subordinated notes for new notes with the same terms. The remaining $1.2 billion par value of the subordinated notes was modified to permit conversion on a par-for-par basis into either the Company’s Series A or Series C preferred stock. The carrying value of the subordinated notes included associated terminated fair value hedges. In December 2009, we modified an additional $40 million of subordinated debt in a manner similar to the previous subordinated debt modification. Holders of the convertible subordinated debt are allowed to convert on the interest payment dates of the debt. Net of issuance costs and debt discount on the previous debt, the total pretax gain recognized in the statement of income from these subordinated debt modifications was $508.9 million. The gain was calculated as the difference between the fair value of the modified convertible subordinated notes and the carrying value of the extinguished debt on the transaction dates.

In connection with these subordinated debt modifications, we also recorded the intrinsic value of the beneficial conversion feature directly in common stock, as discussed in Note 14.

The debt discount recorded in connection with the subordinated debt modifications amounted to $616.2 million at December 31, 2009. This debt discount is being amortized to interest expense using the interest method over the remaining terms of the convertible subordinated notes. If and when holders of the convertible subordinated notes convert to preferred stock, the rate of amortization is accelerated by immediately expensing any unamortized discount associated with the converted debt.

During 2009, following the subordinated debt modification, approximately $63.4 million of convertible subordinated notes were converted into preferred stock. Amortization of the convertible subordinated debt discount was accelerated by approximately $35.7 million. Total amortization of debt discount during 2009 was approximately $65.7 million, of which $62.7 million related to the convertible subordinated debt.

During the first quarter of 2009, as discussed in Note 7, we terminated all fair value hedges that had been used for the subordinated notes. The remaining value of $23.7 million at December 31, 2009 is being amortized as a reduction of interest expense over the periods to the previously stated maturity dates of the notes.

The $75 million floating rate subordinated notes were issued by Amegy.

Senior medium-term notes consist of the following at December 31, 2009 (in thousands):

Interest rate	Balance	Par amount	Interest payments	Maturity
3mL+0.37% (0.65%)	$254,334	254,892	Quarterly	Jun 2012
7.75%	401,294	458,806	Semiannually	Sep 2014
5.25% - 6.00%	80,681	na	Semiannually	May 2010 - Sep 2011

	$736,309

[1]	Designation of “3mL” is three-month LIBOR; effective interest rate at the beginning of the accrual period commencing on or before December 31, 2009 is shown in parenthesis.

These notes are unsecured and are not redeemable prior to maturity. The variable rate notes are guaranteed under the FDIC’s Temporary Liquidity Guarantee Program that became effective on November 21, 2008. The remaining notes were issued under a shelf registration filed with the SEC. The $80.7 million notes were sold via the Company’s online auction process and direct sales.

In 2009, we redeemed $295.6 million of senior medium-term notes.

Interest expense on long-term debt was $175.7 million in 2009, $103.1 million in 2008, and $145.4 million in 2007. Interest expense was reduced by $26.2 million in 2009, $35.1 million in 2008, and $2.0 million in 2007 as a result of the associated hedges.

Maturities on long-term debt are as follows for the years succeeding December 31, 2009 (in thousands):

	Consolidated	Parent only
2010	$72,685	72,626
2011	8,055	8,055
2012	254,334	254,334
2013	–	–
2014	633,034	558,034
Thereafter	1,025,400	872,407

	$1,993,508	1,765,456

These maturities do not include the associated hedges. The Parent only maturities at December 31, 2009 include $309.3 million of junior subordinated debentures payable to ZCTB and Stockmen’s Trust II and III after 2014.

14. SHAREHOLDERS’ EQUITY

We have 3,000,000 authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid quarterly in arrears. Redemption of the preferred stock is at the Company’s option, after the expiration of any applicable redemption restrictions. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. The Series A and C shares are registered with the SEC.

Preferred stock at December 31 is summarized as follows (dollar amounts in thousands):

	Rate	Earliest redemption date	Shares at December 31, 2009		Carrying value
			Authorized	Outstanding	2009	2008
Series A	Floating	December 15, 2011	140,000	67,952	$67,952	240,000
Series C	9.50%	September 15, 2013	1,400,000	110,388	121,386	46,949
Series D, TARP Capital Purchase Program	5.00%	November 15, 2011	1,400,000	1,400,000	1,313,446	1,294,885

					$1,502,784	1,581,834

The Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock was issued in the form of depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. Dividends are computed at an annual rate equal to the greater of three-month LIBOR plus 0.52%, or 4.0%. Dividend payments are made on the 15th day of March, June, September, and December.

The Series C 9.50% Non-Cumulative Perpetual Preferred Stock offering was issued in the form of depositary shares representing a 1/40th ownership interest in a share of the preferred stock. The offering was sold primarily by Zions Direct, Inc., the Company’s broker/dealer subsidiary, via an online auction process and by direct sales. Generally, the other terms and conditions, including the dividend payment dates, are the same as the Series A preferred stock.

The Series D Fixed-Rate Cumulative Perpetual Preferred Stock was issued in November 2008 to the U.S. Department of the Treasury for $1.4 billion. The Emergency Economic Stabilization Act of 2008 authorized the

U.S. Treasury to appropriate funds to eligible financial institutions participating in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The capital investment includes the issuance of preferred shares of the Company and a warrant to purchase common shares pursuant to a Letter Agreement and a Securities Purchase agreement (collectively “the Agreement”). The preferred shares are ranked pari passu with the Series A and C preferred shares. The dividend rate of 5% increases to 9% after the first five years. Dividend payments are made on the 15th day of February, May, August, and November. The warrant allows the U.S. Treasury to purchase up to 5,789,909 shares of the Company’s common stock exercisable over a 10-year period at a price per share of $36.27. The preferred shares and the warrant qualify for Tier 1 regulatory capital. The Agreement subjects the Company to certain restrictions and conditions including those related to common dividends, share repurchases, executive compensation, and corporate governance.

We recorded the total $1.4 billion of the Series D preferred shares and the warrant at their relative fair values of $1,292.2 million and $107.8 million, respectively. The difference from the par amount of the preferred shares is accreted to preferred stock over five years using the interest method with a corresponding adjustment to preferred dividends. This accretion amounted to $18.6 million in 2009 and $2.6 million in 2008.

In connection with the subordinated debt modifications discussed in Note 13, we recorded $202.8 million after-tax directly in common stock for the intrinsic value of the beneficial conversion feature of the modified subordinated debt. The Company has “no par” common stock and all additional paid-in capital transactions are recorded in common stock. The intrinsic value of the beneficial conversion feature was calculated as the difference between the fair value of the preferred stock into which the debt is convertible (multiplied by the number of related shares) and the fair value of the modified convertible debt on the commitment dates. The commitment date is defined as the date when both parties are bound to the terms of the transaction, which was the expiration of the exchange offer and corresponded with the transaction date. At the time of each conversion of the convertible debt to preferred stock, a proportional amount of the intrinsic value of the beneficial conversion feature is transferred from common stock to preferred stock. See discussion following.

In June 2009, through a tender offer, we purchased 4,020,435 depositary shares of Series A preferred stock at a price of $11.50 per depositary share, or an aggregate amount of $46.4 million including accrued dividends. At a $25 per depositary share liquidation preference, the purchase reduced the $240 million carrying value of the Series A preferred stock by approximately $100.5 million. Net of related costs, the preferred stock redemption resulted in a $54.0 million increase to common shareholders’ equity. The purchase price of $11.50 per depositary share was determined based on a modified “Dutch auction” pricing mechanism.

As discussed in Note 13, approximately $63.4 million of convertible subordinated notes were converted into preferred stock during 2009 following the subordinated debt modification. Accordingly, as discussed previously, approximately $11.0 million of the intrinsic value of the beneficial conversion feature was transferred from common stock to preferred stock.

In December 2009, we completed the exchange of approximately $71.5 million of Series A preferred stock into approximately 2.8 million shares of common stock. The number of shares was determined based on an exchange ratio calculation specified in the exchange offer. Among other things, the calculation of the exchange ratio included a defined weighted average price of our common shares for each of the five consecutive days ending on the December 17, 2009 expiration date, or $13.2056 per share. Approximately $32.4 million, which is net of $0.7 million of issuance costs, was included in retained earnings as the difference between the $37.2 million fair value of the common shares on the date of exchange plus the $1.2 million original issuance costs of the preferred stock and the carrying value of the preferred stock exchanged.

Beginning June 1, 2009 through December 31, 2009, we issued $472.7 million of new common stock consisting of approximately 31.7 million shares at an average price of $14.89 per share. Net of commissions and fees, this issuance added $464.1 million to common stock. The shares were sold under two common equity distribution agreements of $250 million each. At December 31, 2009, approximately $27.3 million of common stock remained to be sold under the second agreement.

In September 2008, we issued $250 million of new common stock consisting of approximately 7.2 million shares at an average price of $34.75 per share. Net of commissions and fees, this issuance added $244.9 million to common stock.

In 2007 under our stock repurchase plan, we repurchased 3,933,128 common shares at a cost of $318.8 million. Repurchased shares were included in stock redeemed and retired in the statements of changes in shareholders’ equity and comprehensive income. We also repurchased $1.4 million in 2009, $2.9 million in 2008, and $3.2 million in 2007 of common shares related to the Company’s restricted stock employee incentive program.

Changes in accumulated other comprehensive income (loss) are summarized as follows (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total
BALANCE, DECEMBER 31, 2006	$(18,371)	(41,716)	(15,762)	(75,849)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $93,658	(151,200)			(151,200)
Foreign currency translation	(6)			(6)
Reclassification for net realized losses recorded in operations, net of income tax benefit of $42,541	60,811			60,811
Net unrealized gains, net of reclassification to operations of $(39,114) and income tax expense of $67,375		106,929		106,929
Pension and postretirement, net of income tax expense of $395			480	480

Other comprehensive income (loss)	(90,395)	106,929	480	17,014

BALANCE, DECEMBER 31, 2007	(108,766)	65,213	(15,282)	(58,835)
Cumulative effect of change in accounting principle, adoption of ASC 825 for fair value option	11,471			11,471
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $215,384	(333,095)			(333,095)
Foreign currency translation	(5)			(5)
Reclassification for net realized losses recorded in operations, net of income tax benefit of $119,597	181,524			181,524
Net unrealized gains, net of reclassification to operations of $65,862 and income tax expense of $82,653		131,443		131,443
Pension and postretirement, net of income tax benefit of $20,401			(31,461)	(31,461)

Other comprehensive income (loss)	(151,576)	131,443	(31,461)	(51,594)

BALANCE, DECEMBER 31, 2008	(248,871)	196,656	(46,743)	(98,958)
Cumulative effect of change in accounting principle, adoption of new OTTI guidance in ASC 320	(137,462)			(137,462)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses net of income tax benefit of $40,454	(65,037)			(65,037)
Reclassification for net realized losses recorded in operations, net of income tax benefit of $102,284	162,206			162,206
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $115,159	(174,244)			(174,244)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $673	996			996
Net unrealized losses, net of reclassification to operations of $223,103 and income tax benefit of $80,033		(128,597)		(128,597)
Pension and postretirement, net of income tax expense of $2,694			4,197	4,197

Other comprehensive income (loss)	(76,079)	(128,597)	4,197	(200,479)

BALANCE, DECEMBER 31, 2009	$(462,412)	68,059	(42,546)	(436,899)

As discussed in Note 4, we adopted new guidance under ASC 320, Investments – Debt and Equity Securities, as of January 1, 2009 related to the accounting for noncredit-related impairment losses on investment securities not expected to be sold. In addition to the ongoing effect on AOCI, the cumulative effect of adopting this new guidance increased retained earnings and decreased AOCI by $137.5 million.

As discussed in Note 21, we adopted the fair value option under ASC 825, Financial Instruments, as of January 1, 2008 for certain investment securities. The cumulative effect of this adoption decreased retained earnings and increased AOCI by $11.5 million.

Deferred compensation at year-end consists of the cost of the Company’s common stock held in rabbi trusts established for certain employees and directors. We consolidate the fair value of invested assets of the trusts along with the total obligations and include them in other assets and other liabilities, respectively, in the balance sheet. At December 31, 2009 and 2008, total invested assets were approximately $58.0 million and $53.7 million and total obligations were approximately $74.2 million and $68.1 million, respectively.

15. INCOME TAXES

Income taxes (benefit) are summarized as follows (in thousands):

	2009	2008	2007
Federal:
Current	$(375,610)	170,268	351,215
Deferred	24,171	(198,145)	(132,541)

	(351,439)	(27,877)	218,674
State:
Current	(10,662)	17,608	43,224
Deferred	(39,242)	(33,096)	(26,161)

	(49,904)	(15,488)	17,063

	$(401,343)	(43,365)	235,737

Income tax expense (benefit) computed at the statutory federal income tax rate of 35% reconciles to actual income tax expense (benefit) as follows (in thousands):

	2009	2008	2007
Income tax expense (benefit) at statutory federal rate	$(568,057)	(110,144)	258,124
State income taxes, net	(32,437)	(4,883)	19,696
Uncertain state tax positions, including interest and penalties	–	(5,184)	(8,605)
Nondeductible goodwill impairment	220,852	115,774	–
Other nondeductible expenses	4,380	3,461	4,141
Nontaxable income	(22,091)	(27,763)	(25,268)
Tax credits and other taxes	(7,946)	(7,766)	(7,267)
Valuation allowance for federal tax purposes on acquired net operating losses	3,899	–	–
Other	57	(6,860)	(5,084)

	$(401,343)	(43,365)	235,737

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below (in thousands):

	2009	2008
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$612,818	275,427
Pension and postretirement	31,009	31,367
Deferred compensation	58,496	58,255
Deferred loan fees	–	3,661
Other real estate owned	17,108	11,695
Accrued severance costs	2,985	2,654
Security investments and derivative fair value adjustments	248,487	212,365
Equity investments	15,610	21,343
Net operating losses and tax credits	49,947	2,012
Other	20,787	25,999

	1,057,247	644,778
Valuation allowance	(4,261)	–

Total deferred tax assets	1,052,986	644,778

Gross deferred tax liabilities:
Core deposits and purchase accounting	(40,322)	(46,199)
Premises and equipment, due to differences in depreciation	(5,913)	(3,530)
FHLB stock dividends	(13,540)	(15,168)
Leasing operations	(94,644)	(87,939)
Prepaid expenses	(7,290)	(7,076)
Prepaid pension reserves	(3,231)	(5,540)
Subordinated debt modification	(296,366)	–
Deferred loan fees	(17,770)	–
FDIC-supported transactions	(62,187)	–
Other	(13,474)	(29)

Total deferred tax liabilities	(554,737)	(165,481)

Net deferred tax assets	$498,249	479,297

The amount of net deferred tax assets is included with other assets in the balance sheet. The $4.3 million valuation allowance at December 31, 2009 was for certain acquired net operating loss carryforwards included in our acquisition of the remaining interests in a less significant subsidiary. At December 31, 2009, excluding the $4.3 million, the tax effect of remaining net operating loss and tax credit carryforwards expiring through 2030 was approximately $45.7 million.

We evaluate the net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. In conducting this evaluation, we have considered all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carryback potential to offset federal tax of approximately $107 million and $340 million in the 2008 and 2007 tax years, respectively; during 2009, the Company has a net operating loss for tax purposes that will largely offset the taxable income for the 2007 tax year; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with deferred tax assets; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of December 31, 2009.

We have an agreement that awarded us a $100 million allocation of tax credit authority under the Community Development Financial Institutions Fund established by the U.S. Government. We have invested the

$100 million in a wholly-owned subsidiary which makes qualifying loans and investments. In return, we receive federal income tax credits that are recognized over seven years, including the year in which the funds were invested in the subsidiary. We recognize these tax credits for financial reporting purposes in the same year the tax benefit is recognized in our tax return. The resulting tax credits which reduced income tax expense were approximately $5.9 million in 2009, $5.8 million in 2008, and $5.6 million in 2007.

We have a liability for unrecognized tax benefits relating to uncertain tax positions primarily for various state tax contingencies in several jurisdictions. As a result of adopting the accounting guidance under ASC 740, Income Taxes, we reduced this liability by approximately $10.4 million at January 1, 2007 and recognized a cumulative effect adjustment as an increase to retained earnings. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits subsequent to the cumulative effect adjustment is as follows (in thousands):

	2009	2008
Balance at beginning of year	$17,077	29,717
Tax positions related to current year:
Additions	–	676
Reductions	–	–
Tax positions related to prior years:
Additions	–	–
Reductions	–	(7,641)
Settlements with taxing authorities	–	(5,675)
Lapses in statutes of limitations	(400)	–

Balance at end of year	$16,677	17,077

At both December 31, 2009 and 2008, the liability for unrecognized tax benefits included approximately $10.8 million (net of the federal tax benefit on state issues) that, if recognized, would affect the effective tax rate. Gross unrecognized tax benefits that may decrease during the 12 months subsequent to December 31, 2009 could range up to approximately $1.3 million as a result of the resolution of various state tax positions.

During 2009, we reduced this liability, net of any federal and/or state tax benefits, and reduced income tax expense by a net amount of $366 thousand, including interest, due to lapses in statutes of limitations. During 2008, the reduction in this liability of approximately $9.6 million and offset to income tax expense was due to a $5.2 million settlement with taxing authorities and to $4.4 million from the net effect of settlement payments.

Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. The net amount of interest and penalties recognized in the statement of income was $34 thousand in 2009 and a benefit of $657 thousand in 2008. At December 31, 2009 and 2008, accrued interest and penalties recognized in the balance sheet, net of any federal and/or state tax benefits, were approximately $2.8 million and $2.7 million, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions. The Company is no longer subject to income tax examinations for years prior to 2006 for federal returns, and generally prior to 2005 for state returns.

16. NET EARNINGS PER COMMON SHARE

ASC 260, Earnings Per Share, includes new guidance issued in June 2008 that we adopted effective January 1, 2009. The new guidance clarifies that unvested share-based payment awards with rights to receive nonforfeitable dividends are considered participating securities and should be included in the computation of earnings per share. Adoption of this guidance required retrospective adjustment of earnings per share information, which was not significant to any prior period included in the accompanying financial statements.

Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows (in thousands, except per share amounts):

	2009	2008	2007
Basic:
Net income (loss) applicable to controlling interest	$(1,216,111)	(266,269)	493,745
Less common and preferred dividends	30,198	199,589	195,650

Undistributed earnings (loss)	(1,246,309)	(465,858)	298,095
Less undistributed earnings applicable to nonvested restricted shares	–	–	1,390

Undistributed earnings (loss) applicable to common shares	(1,246,309)	(465,858)	296,705
Distributed earnings applicable to common shares	11,773	173,963	180,662

Total earnings (loss) applicable to common shares	$(1,234,536)	(291,895)	477,367

Weighted average common shares outstanding	124,443	108,908	107,365

Net earnings (loss) per common share	$(9.92)	(2.68)	4.45

Diluted:
Total earnings (loss) applicable to common shares	$(1,234,536)	(291,895)	477,367
Additional undistributed earnings allocated to incremental option shares	–	–	13

Diluted earnings (loss) applicable to common shares	$(1,234,536)	(291,895)	477,380

Weighted average common shares outstanding	124,443	108,908	107,365
Additional weighted average dilutive option shares	–	–	1,043

Weighted average diluted common shares outstanding	124,443	108,908	108,408

Net earnings (loss) per common share	$(9.92)	(2.68)	4.40

17. SHARE-BASED COMPENSATION

We have a stock option and incentive plan which allows us to grant stock options and restricted stock to employees and nonemployee directors. The total shares authorized under the plan increased from 8,900,000 to 13,200,000 during 2009 of which 3,463,864 remained authorized under the plan for future grants of stock options or restricted stock as of December 31, 2009. Our agreement with the U.S. Treasury under the TARP Capital Purchase Program includes conditions related to the issuance of common stock. See further discussion in Note 14.

All share-based payments to employees, including grants of employee stock options, are recognized in the statement of income based on their fair values. Utilizing a “modified grant-date” approach, the fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions.

Compensation expense and the related tax benefit for all share-based awards were as follows (in thousands):

	2009	2008	2007
Compensation expense	$29,789	31,850	28,274
Reduction of income tax expense	10,433	11,080	9,386

Compensation expense is included in salaries and employee benefits in the statement of income with the corresponding increase included in common stock in shareholders’ equity.

We classify all share-based awards as equity instruments. Substantially all awards have graded vesting which is recognized on a straight-line basis over the vesting period. As of December 31, 2009, compensation expense not yet recognized for nonvested share-based awards was approximately $42.8 million, which is expected to be recognized over a weighted average period of 1.2 years.

The tax benefit (shortfall) realized from the exercise of stock options and the vesting of restricted stock was as follows (in thousands):

	2009	2008	2007
Reduction of goodwill for tax benefit of vested stock options converted in the Amegy acquisition and exercised during the year	$–	120	2,069
Tax benefit (shortfall) included in common stock in net stock issued under employee plans and related tax benefits	(6,077)	(2,288)	10,806
Tax benefit from disqualifying dispositions of incentive stock options	–	–	317

Total tax benefit (shortfall)	$(6,077)	(2,168)	13,192

Stock Options

Stock options granted to employees generally vest at the rate of one third each year and expire seven years after the date of grant. Stock options granted to nonemployee directors vest in increments from six months to three and a half years and expire ten years after the date of grant.

We used the results of the April 24-25, 2008 and May 4-7, 2007 auctions of our Employee Stock Option Appreciation Rights Securities (“ESOARS”) to value our employee stock options granted on April 24, 2008 and May 4, 2007. In October 2007, we received notification from the SEC that our ESOARS was sufficiently designed as a market-based method to value employee stock options under ASC 718, Compensation – Stock Compensation. The SEC staff did not object to our view that the market clearing price of ESOARS in the May 2007 auction was a reasonable estimate of the fair value of the underlying employee stock options.

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

For all stock options granted in 2009 and all other stock options granted in 2008 and 2007 we used the Black-Scholes option pricing model to estimate the fair values of stock options in determining compensation expense. The following summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted:

	2009	2008	2007
Weighted average of fair value for options granted	$4.09	4.85	15.15
Weighted average assumptions used:
Expected dividend yield	1.0%	4.7%	2.0%
Expected volatility	33.0%	26.8%	17.0%
Risk-free interest rate	2.24%	2.99%	4.42%
Expected life (in years)	4.5	4.7	5.4

The assumptions for expected dividend yield, expected volatility and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The following summarizes our stock option activity for the three years ended December 31, 2009:

	Number of shares	Weighted average exercise price
Balance at December 31, 2006	6,686,789	$57.62
Granted	1,054,772	82.82
Exercised	(1,681,742)	80.88
Expired	(136,805)	58.37
Forfeited	(112,031)	75.00

Balance at December 31, 2007	5,810,983	64.82
Granted	2,537,438	40.43
Exercised	(52,072)	30.58
Expired	(536,643)	56.72
Forfeited	(85,108)	66.18

Balance at December 31, 2008	7,674,598	57.53
Granted	714,085	14.64
Exercised	(316)	5.82
Expired	(599,405)	56.35
Forfeited	(59,932)	62.99

Balance at December 31, 2009	7,729,030	53.61

Outstanding stock options exercisable as of:
December 31, 2009	4,911,239	$62.72
December 31, 2008	4,221,713	62.15
December 31, 2007	3,866,627	57.15

We issue new authorized shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $3 thousand in 2009, $0.9 million in 2008, and $59.0 million in 2007. Cash received from the exercise of stock options was $2 thousand in 2009, $1.6 million in 2008 and $59.5 million in 2007.

Additional selected information on stock options at December 31, 2009 follows:

	Outstanding stock options				Exercisable stock options
Exercise price range	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)		Number of shares	Weighted average exercise price
$0.32 to $19.99	733,846	$14.16	6.4	[1]	30,761	$4.92
$20.00 to $39.99	979,082	28.17	5.2		209,914	28.79
$40.00 to $49.99	2,190,138	46.45	4.2		1,153,246	45.74
$50.00 to $54.99	117,206	52.35	2.3		117,206	52.35
$55.00 to $59.99	1,009,969	56.88	2.0		1,009,969	56.88
$60.00 to $64.99	38,168	63.09	2.2		36,684	63.07
$65.00 to $69.99	123,613	67.11	4.3		123,613	67.11
$70.00 to $74.99	662,114	70.91	2.7		654,601	70.90
$75.00 to $79.99	115,700	75.92	3.0		115,700	75.92
$80.00 to $81.99	847,263	81.13	3.5		843,596	81.13
$82.00 to $83.38	911,931	83.25	4.5		615,949	83.25

	7,729,030	53.61	4.0	[1]	4,911,239	62.72

[1]

The weighted average remaining contractual life excludes 30,761 stock options without a fixed expiration date that were acquired with the Amegy acquisition by the Company in 2005. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

The aggregate intrinsic value of outstanding stock options at December 31, 2009 and 2008 was $265 thousand and $600 thousand, respectively, while the aggregate intrinsic value of exercisable options was $243 thousand and $600 thousand. For exercisable options, the weighted average remaining contractual life was 3.1 years and 3.2 years at December 31, 2009 and 2008, respectively, excluding the stock options previously noted without a fixed expiration date.

The previous schedules do not include stock options for employees to purchase common stock of our TCBO subsidiary. At December 31, 2009, there were options to purchase 74,700 TCBO shares at exercise prices from $17.85 to $20.58. At December 31, 2009, there were 1,038,000 issued and outstanding shares of TCBO common stock.

During the fourth quarter of 2008, our NetDeposit subsidiary terminated its stock option plan, canceled all associated options, and recognized all unearned stock option expense. As part of the termination, NetDeposit made a payment to option holders of $0.10 per outstanding option, which totaled approximately $0.9 million.

Restricted Stock

Restricted stock issued vests generally over four years. During 2009, nonemployee directors were granted 43,002 shares of restricted stock which vested over six months. During the vesting period, the holder has full voting rights and receives dividend equivalents. Compensation expense is determined based on the number of restricted shares issued and the market price of our common stock at the issue date.

The following summarizes our restricted stock activity for the three years ended December 31, 2009:

	Number of shares	Weighted average issue price
Nonvested restricted shares at December 31, 2006	420,133	$77.54
Issued	357,961	71.91
Vested	(115,852)	76.95
Forfeited	(27,180)	76.42

Nonvested restricted shares at December 31, 2007	635,062	74.54
Issued	849,156	37.64
Vested	(191,605)	74.92
Forfeited	(43,332)	68.43

Nonvested restricted shares at December 31, 2008	1,249,281	49.61
Issued	698,311	14.64
Vested	(349,186)	56.13
Forfeited	(73,756)	42.64

Nonvested restricted shares at December 31, 2009	1,524,650	32.44

The total fair value of restricted stock vesting during the year was $4.7 million in 2009, $8.5 million in 2008, and $9.4 million in 2007.

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

Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of our customers are as follows at December 31 (in thousands):

	2009	2008
Commitments to extend credit	$11,610,156	14,140,429
Standby letters of credit:
Financial	1,071,851	1,293,729
Performance	182,423	250,836
Commercial letters of credit	30,179	65,889

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

While establishing commitments to extend credit creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. As of December 31, 2009, $4.8 billion of commitments expire in 2010. We use the same credit policies and procedures in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.

We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $654 million expiring in 2010 and $600 million expiring thereafter through 2027. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2009, the carrying value recorded by the Company as a liability for these guarantees was $6.3 million.

Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.

At December 31, 2009, we had commitments to make venture and other noninterest-bearing investments of $78.2 million. These obligations have no stated maturity.

The contractual or notional amount of financial instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the actual level of risk. As of December 31, 2009 and 2008, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $4.0 billion and $5.3 billion, respectively.

At December 31, 2009, we were required to maintain cash balances of $26.0 million with the Federal Reserve Banks to meet minimum balance requirements in accordance with Federal Reserve Board regulations.

As of December 31, 2009, the Parent has guaranteed approximately $300.2 million of debt issued by our subsidiaries, as discussed in Note 13.

In October 2007, Visa Inc. (“Visa”) completed a reorganization in contemplation of its initial public offering (“IPO”) and as part of that reorganization, certain of the Company’s subsidiary banks received shares of common stock of Visa. During the first quarter of 2008, the banks recorded an aggregate pretax cash gain of approximately $12.4 million from the partial redemption of their equity interests in Visa upon completion of the IPO. The gain is included in equity securities gains, net in the statement of income. The Company’s subsidiary banks are also obligated as member banks under indemnification agreements to share in losses from certain litigation (“Covered Litigation”) of Visa. Guidance from the SEC staff requires Visa member banks to record a liability for the fair value of any contingent obligation under the Covered Litigation which is not funded into a litigation escrow account by Visa. At January 1, 2008, the Company had recorded a total accrual of approximately $8.1 million as an estimate of the fair value of the contingent obligation. In March 2008, Visa funded the litigation escrow upon completion of the IPO and in December 2008 and July 2009 additional funding of the escrow account was made in relation to a settlement of certain Covered Litigation. As a result, the Company’s accrual for this litigation amounted to $1.1 million and $2.5 million at December 31, 2009 and 2008, respectively, following the reversal of approximately $1.4 million in 2009 and $5.6 million in 2008. The litigation escrow account funding reduced the Company’s ownership interests in Visa. The original accrual and the reversal are included in other noninterest expense in the statement of income. Also, in accordance with generally accepted accounting principles and the SEC guidance, the Company’s subsidiary banks have not recognized any value for their remaining investments in Visa.

We are a defendant in various legal proceedings arising in the normal course of business. We do not believe that the outcome of any such proceedings will have a material effect on our results of operations, financial position, or liquidity. See additional discussion in Note 4.

We have commitments for leasing premises and equipment under the terms of noncancelable capital and operating leases expiring from 2010 to 2046. Premises leased under capital leases at December 31, 2009 were $1.2 million and accumulated amortization was $0.9 million. Amortization applicable to premises leased under capital leases is included in depreciation expense.

Future aggregate minimum rental payments under existing noncancelable operating leases at December 31, 2009 are as follows (in thousands):

2010	$48,269
2011	46,617
2012	41,371
2013	36,620
2014	30,080
Thereafter	152,137

$355,094

Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: $1.4 million in 2010, $1.3 million in 2011, $1.5 million in 2012, $1.5 million in 2013, $1.0 million in 2014, and $7.1 million thereafter. Aggregate rental expense on operating leases amounted to $59.2 million in 2009, $57.3 million in 2008, and $54.0 million in 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following schedule) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of December 31, 2009, that we exceed all capital adequacy requirements to which we are subject.

As discussed further in Note 14, the preferred shares and warrant to purchase common stock issued to the U.S. Treasury under the TARP Capital Purchase Program qualify for Tier 1 capital.

As of December 31, 2009, our capital ratios exceeded the minimum capital levels, and we are considered well capitalized under the regulatory framework for prompt corrective action. Our subsidiary banks also met the well capitalized minimum. To be categorized as well capitalized, we must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the schedule. We have determined it is appropriate in the current uncertain economic and credit environment to maintain capital levels significantly in excess of minimum well capitalized regulatory requirements.

Dividends declared by our subsidiary banks in any calendar year may not, without the approval of the appropriate federal regulator, exceed their net earnings for that year combined with their net earnings less dividends paid for the preceding two years. We are also required to maintain the subsidiary banks at the well capitalized level. At December 31, 2009, our subsidiary banks had approximately $12.9 million available for the payment of dividends under the foregoing restrictions.

The actual capital amounts and ratios for the Company and its three largest subsidiary banks are as follows (in thousands):

	Actual		Minimum for capital adequacy purposes		To be well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total capital (to risk-weighted assets)
The Company	$6,822,713	13.28%	$4,108,785	8.00%	$5,135,981	10.00%
Zions First National Bank	2,017,910	11.52	1,401,389	8.00	1,751,736	10.00
California Bank & Trust	1,081,079	11.51	751,272	8.00	939,090	10.00
Amegy Bank N.A.	1,404,939	13.57	828,128	8.00	1,035,160	10.00
Tier 1 capital (to risk-weighted assets)
The Company	5,406,796	10.53	2,054,392	4.00	3,081,588	6.00
Zions First National Bank	1,803,166	10.29	700,694	4.00	1,051,041	6.00
California Bank & Trust	962,121	10.25	375,636	4.00	563,454	6.00
Amegy Bank N.A.	1,271,949	12.29	414,064	4.00	621,096	6.00
Tier 1 capital (to average assets)
The Company	5,406,796	10.38	1,562,645	3.00	na	na	[1]
Zions First National Bank	1,803,166	8.84	612,141	3.00	1,020,234	5.00
California Bank & Trust	962,121	8.81	327,679	3.00	546,132	5.00
Amegy Bank N.A.	1,271,949	11.79	323,530	3.00	539,216	5.00

As of December 31, 2008:
Total capital (to risk-weighted assets)
The Company	$7,385,958	14.32%	$4,125,223	8.00%	$5,156,529	10.00%
Zions First National Bank	1,920,176	11.33	1,356,314	8.00	1,695,393	10.00
California Bank & Trust	1,158,262	11.05	838,538	8.00	1,048,172	10.00
Amegy Bank N.A.	1,290,617	11.13	927,404	8.00	1,159,255	10.00
Tier 1 capital (to risk-weighted assets)
The Company	5,269,330	10.22	2,062,612	4.00	3,093,917	6.00
Zions First National Bank	1,410,797	8.32	678,157	4.00	1,017,236	6.00
California Bank & Trust	872,714	8.33	419,269	4.00	628,903	6.00
Amegy Bank N.A.	939,442	8.10	463,702	4.00	695,553	6.00
Tier 1 capital (to average assets)
The Company	5,269,330	9.99	1,583,071	3.00	na	na	[1]
Zions First National Bank	1,410,797	6.91	612,479	3.00	1,020,799	5.00
California Bank & Trust	872,714	8.77	298,587	3.00	497,645	5.00
Amegy Bank N.A.	939,442	8.67	325,140	3.00	541,899	5.00

[1]	There is no Tier 1 leverage ratio component in the definition of a well capitalized bank holding company.

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

The following presents the change in benefit obligation, change in fair value of plan assets, and funded status of the pension plan and amounts recognized in the balance sheet as of the measurement date of December 31 (in thousands):

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$152,804	152,813
Service cost	229	288
Interest cost	8,889	8,849
Actuarial loss	6,618	1,137
Benefits paid	(8,501)	(10,283)

Benefit obligation at end of year	160,039	152,804

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	90,174	141,235
Actual return on plan assets	14,566	(41,778)
Employer contribution	2,500	1,000
Benefits paid	(8,501)	(10,283)

Fair value of plan assets at end of year	98,739	90,174

Funded status	$(61,300)	(62,630)

Amounts recognized in balance sheet:
Liability for pension benefits	$(61,300)	(62,630)
Accumulated other comprehensive loss	70,170	77,679

Accumulated other comprehensive loss consists of:
Net loss	70,170	77,679

The liability for pension/postretirement benefits is included in other liabilities in the balance sheet.

The amount of net loss in accumulated other comprehensive loss at December 31, 2009 expected to be recognized as an expense component of net periodic benefit cost in 2010 is approximately $5.7 million. The accumulated benefit obligation for the pension plan was $160.0 million and $152.6 million as of December 31, 2009 and 2008, respectively. Contributions to the plan are based on actuarial recommendation and pension regulations.

The following presents the components of net periodic benefit cost (credit) for the plan (in thousands):

	2009	2008	2007
Service cost	$229	288	384
Interest cost	8,889	8,849	8,564
Expected return on plan assets	(7,074)	(11,235)	(11,618)
Amortization of net actuarial loss	6,635	1,063	1,089

Net periodic benefit cost (credit)	$8,679	(1,035)	(1,581)

Weighted average assumptions for the plan are as follows:

	2009	2008	2007
Used to determine benefit obligation at year-end:
Discount rate	5.60%	6.00%	6.00%
Rate of compensation increase	4.25	4.25	4.25
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00	6.00	5.65
Expected long-term return on plan assets	8.30	8.30	8.30
Rate of compensation increase	4.25	4.25	4.25

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

The plan’s investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the plan. Investment objectives have been established by considering the plan’s liquidity needs and time horizon and the fiduciary standards under ERISA. The asset allocation strategy is developed to meet the plan’s long-term needs in a manner designed to control volatility and to reflect risk tolerance. Target investment allocation percentages as of December 31, 2009 are 66.5% in equity and 33.5% in fixed income assets.

The following presents both the fair values of plan investments at December 31, 2009 (in thousands) according to the fair value hierarchy described in Note 21, and the weighted average allocations at December 31:

	Level 1	Level 2	Level 3	Total	2009	2008
Company common stock	$4,017			4,017	4%	5%
Mutual funds:
Equity	3,358			3,358	3	9
Debt	3,481			3,481	4	23
Insurance company separate accounts:
Equity investments		55,462		55,462	56	42
Debt investments		18,899		18,899	19	–
Short-term fund		4,428		4,428	4	11
Guaranteed deposit account			7,595	7,595	8	9
Limited partnerships			1,499	1,499	2	1

	$10,856	78,789	9,094	98,739	100%	100%

Valuation methodologies used to measure plan investments at fair value were as follows:

Company common stock – Shares of the Company’s common stock are valued at the last reported sales price on the last business day of the plan year.

Mutual funds – These funds are valued at quoted market prices which represent the net asset values of shares held by the plan at year-end.

Insurance company separate accounts – Participation units in these pooled accounts are valued at quoted redemption values on the last business day of the plan year.

Guaranteed deposit account – This account is stated at book value as determined by the trustee, which approximates fair value. The account is credited with earnings from the underlying investments and charged for participants’ withdrawals and administrative expenses.

Limited partnerships – These partnerships are stated at book value, which approximates fair value, and is determined from the partnership’s capital account balance for the plan’s proportional interest. The capital account is credited with realized and unrealized earnings from the underlying investments and charged for operating expenses and distributions.

Shares of Company common stock were 283,405 and 169,973 at December 31, 2009 and 2008, respectively. Dividends received by the plan were approximately $18 thousand in 2009 and $222 thousand in 2008.

The following reconciles the beginning and ending balances of assets for 2009 that are measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Guaranteed deposit account	Limited partnerships
Balance at January 1, 2009	$8,197	818
Net increases (decreases) included in plan statement of changes in net assets available for benefits:
Net appreciation (depreciation) in fair value of investments:
Realized	–	–
Unrealized	–	(82)
Interest and dividends	325	–
Purchases, sales, issuances, and settlements, net	(927)	763

Balance at December 31, 2009	$7,595	1,499

Benefit payments to pension plan participants, which reflect expected future service as appropriate, are estimated as follows for the years succeeding December 31, 2009 (in thousands):

2010	$10,435
2011	9,147
2012	10,242
2013	9,981
2014	9,998
Years 2015 - 2019	51,738

We also have unfunded nonqualified supplemental retirement plans for certain current and former employees. The following presents the change in benefit obligation, change in fair value of plan assets, and funded status of these plans and amounts recognized in the balance sheet as of the measurement date of December 31 (in thousands):

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$11,458	11,795
Interest cost	661	680
Actuarial (gain) loss	233	(113)
Benefits paid	(899)	(904)

Benefit obligation at end of year	11,453	11,458

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	–	–
Employer contributions	899	904
Benefits paid and settlements	(899)	(904)

Fair value of plan assets at end of year	–	–

Funded status	$(11,453)	(11,458)

Amounts recognized in balance sheet:
Liability for pension benefits	$(11,453)	(11,458)
Accumulated other comprehensive loss	1,428	1,290

Accumulated other comprehensive loss consists of:
Net loss	$879	617
Prior service cost	549	673

	$1,428	1,290

The amounts in accumulated other comprehensive loss at December 31, 2009 expected to be recognized as an expense component of net periodic benefit cost in 2010 are estimated as follows (in thousands):

Net gain	$(17)
Prior service cost	124

$107

The following presents the components of net periodic benefit cost for these plans (in thousands):

	2009	2008	2007
Interest cost	$661	680	693
Amortization of net actuarial (gain) loss	(29)	(27)	149
Amortization of prior service cost	124	124	124
Amortization of transition liability	–	–	16

Net periodic benefit cost	$756	777	982

Weighted average assumptions applicable for these plans are the same as the pension plan. Each year, Company contributions to these plans are made in amounts sufficient to meet benefit payments to plan participants. These benefit payments are estimated as follows for the years succeeding December 31, 2009 (in thousands):

2010	$2,064
2011	1,156
2012	1,087
2013	952
2014	842
Years 2015 - 2019	4,002

We are also obligated under several other supplemental retirement plans for certain current and former employees. At December 31, 2009 and 2008, our liability was $5.3 million and $5.4 million, respectively, for these plans.

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

The following schedule presents the change in benefit obligations, change in fair value of plan assets, and funded status of the plan and amounts recognized in the balance sheet as of the measurement date of December 31 (in thousands):

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$1,100	5,728
Service cost	34	56
Interest cost	63	181
Plan amendment/settlement	–	(4,239)
Actuarial (gain) loss	40	(96)
Benefits paid	(97)	(530)

Benefit obligation at end of year	1,140	1,100

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	–	–
Employer contributions	97	530
Benefits paid	(97)	(530)

Fair value of plan assets at end of year	–	–

Funded status	$(1,140)	(1,100)

Amounts recognized in balance sheet:
Liability for postretirement benefits	$(1,140)	(1,100)
Accumulated other comprehensive income	(1,625)	(2,105)

Accumulated other comprehensive income consists of:
Net gain	$(744)	(980)
Prior service cost	(881)	(1,125)

	$(1,625)	(2,105)

The amounts in accumulated other comprehensive loss at December 31, 2009 expected to be recognized as an expense component of net periodic benefit cost in 2010 are estimated as follows (in thousands):

Net gain	$(149)
Prior service credit	(243)

$(392)

The following presents the components of net periodic benefit cost (credit) for the plan (in thousands):

	2009	2008	2007
Service cost	$34	56	105
Interest cost	63	181	318
Amortization of prior service credit	(243)	(142)	–
Amortization of net actuarial gain	(196)	(206)	(268)
Plan amendment/settlement gain	–	(2,973)	–

Net periodic benefit cost (credit)	$(342)	(3,084)	155

Weighted average assumptions for the plan are as follows:

	2009	2008	2007
Used to determine benefit obligation at year-end:
Discount rate	5.60%	6.00%	6.00%
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	6.00	6.00	5.65

Because our contribution rate is capped, there is no effect on the plan from assumed increases or decreases in health care cost trends. Each year, Company contributions to the plan are made in amounts sufficient to meet benefit payments to plan participants. These benefit payments are estimated as follows for the years succeeding December 31, 2009 (in thousands):

2010	$110
2011	120
2012	127
2013	126
2014	126
Years 2015 - 2019	586

We have a 401(k) and employee stock ownership plan (“Payshelter”) under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. The Company matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Matching contributions are invested in the Company’s common stock and amounted to $19.8 million in 2009, $20.6 million in 2008, and $19.8 million in 2007.

The Payshelter plan also has a noncontributory profit sharing feature which is discretionary and may range from 0% to 6% of eligible compensation based upon the Company’s return on average common equity for the year. For 2009 and 2008, no profit sharing expense was accrued. The profit sharing contribution is invested in the Company’s common stock.

21. FAIR VALUE

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a consistent framework for measuring fair value, and enhances disclosures about fair value measurements. Effective January 1, 2009, we adopted new guidance under ASC 820 that affected our accounting and reporting of fair value as follows:

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

As of December 31, 2009, we also adopted ASU 2009-05, Measuring Liabilities at Fair Value. This new guidance under ASC 820 clarifies and describes the pricing approaches that may be used to fair value certain liabilities, including debt that is publicly traded.

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

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data. This category generally includes certain private equity investments and most CDO securities.

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

Private equity investments valued under Level 2 on a recurring basis are investments in partnerships that invest in financial institutions. Fair values are determined from net asset values provided by the partnerships. Private equity investments valued under Level 3 on a recurring basis are recorded initially at acquisition cost, which is considered the best indication of fair value unless there have been material subsequent positive or negative developments that justify an adjustment in the fair value estimate. Subsequent adjustments to recorded fair values are based as necessary on current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors.

Derivatives are fair valued according to their classification as either exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives consist of forward currency exchange contracts that have been fair valued under Level 1 because they are traded in active markets. OTC derivatives consist of interest rate swaps and options as well as energy commodity derivatives for customers. These derivatives are fair valued primarily under Level 2 using third party services. Observable market inputs include yield curves, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These adjustments are determined generally by applying a credit spread for the counterparty or the Company as appropriate to the total expected exposure of the derivative. Amounts disclosed in the following schedule are also net of the cash collateral offsets discussed in Note 5.

Securities sold, not yet purchased are fair valued under Level 1 when quoted prices are available for the securities involved. Those under Level 2 are fair valued similar to trading account investment securities.

Assets and liabilities measured at fair value on a recurring basis, including one security elected under the fair value option, are summarized as follows at December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3		Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury and agencies	$24,777	1,403,680			1,428,457
Municipal securities		177,180	64,314		241,494
Asset-backed securities:
Trust preferred – banks and insurance		1,656	1,359,444		1,361,100
Trust preferred – real estate investment trusts			24,018		24,018
Auction rate			159,440		159,440
Other		14,722	62,430		77,152
Mutual funds and stock	357,175	6,783			363,958
Trading account		23,543			23,543
Other noninterest-bearing investments:
Private equity		22,850	158,941		181,791
Other assets:
Derivatives	2,976	134,020			136,996

	$384,928	1,784,434	1,828,587		3,997,949

LIABILITIES
Securities sold, not yet purchased		$43,404			43,404
Other liabilities:
Derivatives	2,833	71,842			74,675
Other			522		522

	$2,833	115,246	522		118,601

	December 31, 2008
	Level 1	Level 2	Level 3		Total
ASSETS
Investment securities:
Available-for-sale	$27,756	1,898,082	750,417		2,676,255
Trading account		41,108	956	[1]	42,064
Other noninterest-bearing investments:
Private equity		29,037	143,511		172,548
Other assets:
Derivatives	9,922	395,272			405,194

	$37,678	2,363,499	894,884		3,296,061

LIABILITIES
Securities sold, not yet purchased		$35,657			35,657
Other liabilities:
Derivatives	8,812	175,670			184,482
Other			527		527

	$8,812	211,327	527		220,666

1	Elected under fair value option, as discussed subsequently.

The following reconciles the beginning and ending balances of assets and liabilities for 2009 and 2008 that are measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Level 3 Instruments
	Year Ended December 31, 2009
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset- backed	Trading account[1]	Private equity investments	Other liabilities
Balance at January 1, 2009	$–	659,253	23,897	1,710	65,557	956	143,511	(527)
Total net gains (losses) included in:
Statement of income[2] :
Dividends and other investment income (loss)							(10,626)
Fair value and nonhedge derivative income (loss)						(956)
Equity securities gains, net							109
Fixed income securities gains (losses), net	16	(10,491)		2,126	95
Net impairment losses on investment securities		(130,898)	(87,867)		(11,110)
Valuation losses on securities purchased	(6,977)	(172,729)	(8,945)	(17,265)	(1,774)
Other noninterest expense								5
Other comprehensive income (loss)	1,376	(41,582)	56,480	(239)	7,537
Fair value of HTM securities transferred to AFS		565,282	15,280		15,674
Purchases, sales, issuances, and settlements, net	66,624	490,609	25,173	167,928	(13,549)		25,947
Net transfers in	3,275			5,180

Balance at December 31, 2009	$64,314	1,359,444	24,018	159,440	62,430	–	158,941	(522)

	Level 3 Instruments
	Year Ended December 31, 2008
	Investment securities		Retained interests from securitizations[1]	Private equity investments	Other liabilities
	Available- for-sale	Trading account[1]
Balance at January 1, 2008	$337,338	8,100	42,426	116,657	(44)
Total net gains (losses) included in:
Statement of income[2] :
Dividends and other investment income				6,880
Fair value and nonhedge derivative loss		(7,144)	(2,098)
Equity securities gains (losses), net				(7,580)
Impairment losses on AFS securities and valuation losses on securities purchased from Lockhart Funding	(112,131)
Other noninterest expense					517
Other comprehensive loss	(165,694)
Proceeds from ESOARS auction					(1,000)
Fair value of AFS securities transferred to HTM	(206,020)
Purchases, sales, issuances, and settlements, net	68,158		(13,593)	27,554
Net transfers in (out)	828,766	–	(26,735)		–

Balance at December 31, 2008	$750,417	956	–	143,511	(527)

[1]	Elected under fair value option, as discussed subsequently.
[2]

All amounts are unrealized except for realized gains of $1.4 million in 2009 and $5.9 million in 2008 included in dividends and other investment income, and $11.2 million in 2008 included in equity securities gains (losses), and realized losses in 2009 of $76.7 million included in net impairment losses on investment securities and $10.6 million included in fixed income securities gains (losses), net.

Assets measured at fair value on a nonrecurring basis are summarized as follows (in thousands):

					Gains (losses) from fair value changes
	Fair value at December 31, 2009				Year Ended December 31, 2009
	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI		$–	3,100	3,100	(3,301)
Loans held for sale		15,571	–	15,571	60
Impaired loans		–	250,035	250,035	(234,534)
Other real estate owned		143,541	–	143,541	(118,641)

	$–	159,112	253,135	412,247	(356,416)

					Gains (losses) from fair value changes
	Fair value at December 31, 2008				Year Ended December 31, 2008
	Level 1	Level 2	Level 3	Total
ASSETS
Loans held for sale		$21,518	–	21,518	34
Impaired loans		–	254,743	254,743	(53,259)

	$–	21,518	254,743	276,261	(53,225)

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

Fair Value Option

ASC 825, Financial Instruments, allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The fair value option may be applied instrument by instrument, but is on an irrevocable basis. At January 1, 2008, the Company elected the fair value option for one available-for-sale REIT trust preferred CDO security and three retained interests on selected small business loan securitizations. The cumulative effect of adopting the fair value option decreased retained earnings at January 1, 2008 by approximately $11.5 million.

The REIT trust preferred CDO was selected as part of a directional hedging program to hedge the credit exposure the Company has to homebuilders in its REIT CDO portfolio. This allowed the Company to avoid complex hedge accounting provisions associated with the implemented hedging program. Management selected this security because it had the most exposure to the homebuilder market compared to the other REIT CDOs in the Company’s portfolio, both in dollar amount and as a percentage, and was therefore considered the most suitable for hedging. This security was sold in 2009.

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

Following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	December 31, 2009		December 31, 2008
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
HTM investment securities	$869,595	833,455	1,790,989	1,443,555
Loans and leases (including loans held for sale), net of allowance	38,866,215	38,355,658	41,172,057	40,646,816

Financial liabilities:
Time deposits	$5,614,867	5,675,127	7,730,784	7,923,883
Foreign deposits	1,679,028	1,679,568	2,622,562	2,625,869
FHLB advances and other borrowings	135,911	138,062	2,168,106	2,179,562
Long-term debt (less fair value hedges)	1,993,508	2,139,942	2,257,633	1,838,555

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

The fair value of time and foreign deposits, FHLB advances, and other borrowings is estimated by discounting future cash flows using the LIBOR yield curve. Variable rate FHLB advances reprice with changes in market rates; as such, their carrying amounts approximate fair value. The estimated fair value of long-term debt is based on actual market trades (i.e., an asset value) when available or discounting cash flows using the LIBOR yield curve adjusted for credit spreads.

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

Further, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements. Therefore, the fair value amounts shown in the schedule do not, by themselves, represent the underlying value of the Company as a whole.

On January 21, 2010, the FASB issued ASU 2010-6, Improving Disclosures about Fair Value Measurements. This new accounting guidance under ASC 820 would require additional disclosures about fair value measurements. Among other things, these additional disclosures would include (1) the amounts and reasons for certain significant transfers among the three hierarchy levels of inputs, (2) the gross, rather than net, basis for certain Level 3 rollforward information, (3) use of a “class” basis rather than a “major category” basis for assets and liabilities, and (4) valuation techniques and inputs used to estimate Level 2 and Level 3 fair value measurements. Generally, this new guidance will be effective for the first quarter of 2010; however, certain changes will not be required until the first quarter of 2011.

22. OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of December 31, 2009, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. The operating segment identified as “Other” includes the Parent, Zions Management Services Company (“ZMSC”), certain nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO (see Note 1), and eliminations of transactions between segments.

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

During 2009, Zions Bank, CB&T and NSB sold at fair value to the Parent investment securities with an amortized cost of $572 million and recorded $75.8 million, $288.1 million and $11.8 million, respectively, of fixed income securities losses. In the following schedules presenting operating segment information, these losses are included in “other noninterest income” of the respective subsidiary. The elimination of these losses is included in “other noninterest income” for the Other segment. For 2009, these transactions increased the net loss applicable to common shareholders at Zions Bank, CB&T and NSB by $46.8 million, $166.9 million and $7.7 million, respectively.

The following is a summary of selected operating segment information for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Zions Bank	CB&T	Amegy	NBA	NSB	Vectra	TCBW	Other	Consolidated Company
2009:
Net interest income	$690.4	465.3	385.7	179.1	140.0	105.3	32.1	(100.4)	1,897.5
Provision for loan losses	400.4	251.5	406.1	291.7	563.7	78.5	22.5	2.5	2,016.9

Net interest income after provision for loan losses	290.0	213.8	(20.4)	(112.6)	(423.7)	26.8	9.6	(102.9)	(119.4)
Impairment losses on investment securities:
Impairment losses on investment securities	(98.4)	(165.1)	–	–	(15.3)	(25.8)	(5.9)	(259.4)	(569.9)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	63.2	133.3	–	–	12.0	20.5	4.8	55.6	289.4

Net impairment losses on investment securities	(35.2)	(31.8)	–	–	(3.3)	(5.3)	(1.1)	(203.8)	(280.5)
Valuation losses on securities purchased	(203.0)	–	(7.5)	–	–	–	–	(1.6)	(212.1)
Gain on subordinated debt modification	–	–	–	–	–	–	–	508.9	508.9
Acquisition related gains	–	152.7	–	–	16.5	–	–	–	169.2
Other noninterest income	123.5	(135.3)	136.1	44.0	49.0	31.4	9.4	360.5	618.6
Noninterest expense	522.5	295.2	345.6	170.0	180.6	96.4	15.9	45.3	1,671.5
Impairment loss on goodwill	–	–	633.3	–	–	–	–	2.9	636.2

Income (loss) before income taxes	(347.2)	(95.8)	(870.7)	(238.6)	(542.1)	(43.5)	2.0	512.9	(1,623.0)
Income tax expense (benefit)	(144.4)	(45.6)	(90.3)	(94.4)	(190.1)	(17.9)	0.4	181.0	(401.3)

Net income (loss)	(202.8)	(50.2)	(780.4)	(144.2)	(352.0)	(25.6)	1.6	331.9	(1,221.7)
Net income (loss) applicable to noncontrolling interests	0.1	–	–	–	–	–	–	(5.7)	(5.6)

Net income (loss) applicable to controlling interest	(202.9)	(50.2)	(780.4)	(144.2)	(352.0)	(25.6)	1.6	337.6	(1,216.1)
Preferred stock dividends	–	(0.9)	(1.5)	–	–	(0.2)	–	(100.3)	(102.9)
Preferred stock redemption and conversion	–	–	–	–	–	–	–	84.6	84.6

Net earnings (loss) applicable to common shareholders	$(202.9)	(51.1)	(781.9)	(144.2)	(352.0)	(25.8)	1.6	321.9	(1,234.4)

Assets	$17,652	11,097	11,145	4,524	4,187	2,440	835	(757)	51,123
Net loans and leases[1]	13,990	8,951	8,262	3,609	2,752	1,981	578	66	40,189
Total deposits	13,823	9,760	8,880	3,784	3,526	2,005	632	(569)	41,841
Shareholder’s equity:
Preferred equity	460	262	376	405	360	65	15	(440)	1,503
Common equity	1,282	1,120	1,435	228	296	199	69	(439)	4,190
Noncontrolling interests	–	–	–	–	–	–	–	17	17
Total shareholder’s equity	1,742	1,382	1,811	633	656	264	84	(862)	5,710

	Zions Bank	CB&T	Amegy	NBA	NSB	Vectra	TCBW	Other	Consolidated Company
2008:
Net interest income	$662.5	414.3	370.1	219.5	159.0	103.6	33.8	8.8	1,971.6
Provision for loan losses	163.1	82.9	71.9	211.8	100.3	15.9	1.1	1.3	648.3

Net interest income after provision for loan losses	499.4	331.4	298.2	7.7	58.7	87.7	32.7	7.5	1,323.3
Impairment losses on investment securities	(79.4)	(118.0)	–	–	(2.0)	(6.4)	(1.3)	(96.9)	(304.0)
Valuation losses on securities purchased	(13.1)	–	–	–	–	–	–	–	(13.1)
Other noninterest income	207.3	82.6	192.9	46.8	42.8	29.9	4.4	(98.9)	507.8
Noninterest expense	463.4	239.0	305.2	161.2	137.9	85.9	14.8	67.6	1,475.0
Impairment loss on goodwill	–	–	–	168.6	21.0	151.5	–	12.7	353.8

Income (loss) before income taxes	150.8	57.0	185.9	(275.3)	(59.4)	(126.2)	21.0	(268.6)	(314.8)
Income tax expense (benefit)	44.0	18.4	60.5	(56.7)	(13.6)	8.8	7.0	(111.8)	(43.4)

Net income (loss)	106.8	38.6	125.4	(218.6)	(45.8)	(135.0)	14.0	(156.8)	(271.4)
Net income (loss) applicable to noncontrolling interests	0.1	–	0.3	–	–	–	–	(5.5)	(5.1)

Net income (loss) applicable to controlling interest	106.7	38.6	125.1	(218.6)	(45.8)	(135.0)	14.0	(151.3)	(266.3)
Preferred stock dividends	–	–	–	–	–	–	–	(24.4)	(24.4)

Net earnings (loss) applicable to common shareholders	$106.7	38.6	125.1	(218.6)	(45.8)	(135.0)	14.0	(175.7)	(290.7)

Assets	$20,778	10,137	12,406	4,864	4,063	2,722	880	(757)	55,093
Net loans and leases[1]	14,684	7,861	9,027	4,108	3,200	2,059	588	132	41,659
Total deposits	16,118	7,964	8,625	3,923	3,514	2,127	603	(1,558)	41,316
Shareholder’s equity:
Preferred equity	250	158	80	430	260	10	–	394	1,582
Common equity	1,044	1,097	2,049	355	259	191	75	(150)	4,920
Noncontrolling interests	1	–	–	–	–	–	–	26	27
Total shareholder’s equity	1,295	1,255	2,129	785	519	201	75	270	6,529

2007:
Net interest income	$551.4	434.8	331.3	250.8	182.5	96.9	35.1	(0.8)	1,882.0
Provision for loan losses	39.1	33.5	21.2	30.5	23.3	4.0	0.3	0.3	152.2

Net interest income after provision for loan losses	512.3	401.3	310.1	220.3	159.2	92.9	34.8	(1.1)	1,729.8
Impairment losses on investment securities	(10.1)	(79.2)	–	–	–	–	–	(19.3)	(108.6)
Valuation losses on securities purchased	(49.6)	–	–	–	–	–	–	–	(49.6)
Other noninterest income	236.8	87.3	126.7	33.4	32.9	28.1	2.5	22.8	570.5
Noninterest expense	463.2	230.8	295.6	142.4	111.8	86.3	14.4	60.1	1,404.6

Income (loss) before income taxes	226.2	178.6	141.2	111.3	80.3	34.7	22.9	(57.7)	737.5
Income tax expense (benefit)	72.2	71.2	46.7	43.5	27.9	12.5	7.5	(45.7)	235.8

Net income (loss)	154.0	107.4	94.5	67.8	52.4	22.2	15.4	(12.0)	501.7
Net income (loss) applicable to noncontrolling interests	0.2	–	0.1	–	–	–	–	7.7	8.0

Net income (loss) applicable to controlling interest	153.8	107.4	94.4	67.8	52.4	22.2	15.4	(19.7)	493.7
Preferred stock dividends	–	–	–	–	–	–	–	(14.3)	(14.3)

Net earnings (loss) applicable to common shareholders	$153.8	107.4	94.4	67.8	52.4	22.2	15.4	(34.0)	479.4

Assets	$18,446	10,156	11,675	5,279	3,903	2,667	947	(126)	52,947
Net loans and leases[1]	12,910	7,792	7,811	4,566	3,230	1,975	509	87	38,880
Total deposits	11,644	8,082	8,058	3,871	3,304	1,752	608	(396)	36,923
Shareholder’s equity:
Preferred equity	–	–	–	–	–	–	–	240	240
Common equity	1,048	1,067	1,932	581	261	329	67	(232)	5,053
Noncontrolling interests	1	–	–	–	–	–	–	30	31
Total shareholder’s equity	1,049	1,067	1,932	581	261	329	67	38	5,324

[1]	Net of unearned income and fees, net of related costs.

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial information by quarter for 2009 and 2008 is as follows (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth	Year
2009:
Gross interest income	$639,702	637,696	631,802	606,126	2,515,326
Net interest income	474,775	493,688	472,180	456,889	1,897,532
Provision for loan losses	297,624	762,654	565,930	390,719	2,016,927
Noninterest income:
Net impairment losses on investment securities and valuation losses on securities purchased	(283,064)	(53,670)	(56,515)	(99,306)	(492,555)
Gain on subordinated debt modification	–	493,725	–	15,220	508,945
Acquisition related gains	–	22,977	146,153	56	169,186
Securities gains (losses), net	2,958	825	95	(9,549)	(5,671)
Other noninterest income	134,844	148,879	181,007	159,466	624,196
Noninterest expense	376,205	419,469	434,707	441,129	1,671,510
Impairment loss on goodwill	633,992	–	–	2,224	636,216
Loss before income taxes	(978,308)	(75,699)	(257,717)	(311,296)	(1,623,020)
Net loss	(826,581)	(51,938)	(157,671)	(185,487)	(1,221,677)
Net loss applicable to controlling interest	(826,041)	(50,729)	(155,277)	(184,064)	(1,216,111)
Preferred stock dividends	(26,286)	(25,447)	(26,603)	(24,633)	(102,969)
Preferred stock redemption and conversion	–	52,418	–	32,215	84,633
Net loss applicable to common shareholders	(852,327)	(23,758)	(181,880)	(176,482)	(1,234,447)

Net loss per common share:
Basic	$(7.47)	(0.21)	(1.43)	(1.26)	(9.92)
Diluted	(7.47)	(0.21)	(1.43)	(1.26)	(9.92)

2008:
Gross interest income	$790,115	722,932	735,652	725,200	2,973,899
Net interest income	486,458	484,743	492,003	508,442	1,971,646
Provision for loan losses	92,282	114,192	156,606	285,189	648,269
Noninterest income:
Impairment losses on investment securities and valuation losses on securities purchased	(45,989)	(38,761)	(28,022)	(204,340)	(317,112)
Securities gains (losses), net	11,843	(8,043)	13,106	(15,264)	1,642
Other noninterest income	145,146	119,176	104,526	137,314	506,162
Noninterest expense	350,103	354,417	372,276	398,167	1,474,963
Impairment loss on goodwill	–	–	–	353,804	353,804
Income (loss) before income taxes	155,073	88,506	52,731	(611,008)	(314,698)
Net income (loss)	105,177	66,469	41,517	(484,496)	(271,333)
Net income (loss) applicable to controlling interest	106,749	72,198	37,760	(482,976)	(266,269)
Preferred stock dividends	(2,453)	(2,454)	(4,409)	(15,108)	(24,424)
Net earnings (loss) applicable to common shareholders	104,296	69,744	33,351	(498,084)	(290,693)

Net earnings (loss) per common share:
Basic	$0.97	0.65	0.31	(4.37)	(2.68)
Diluted	0.97	0.65	0.31	(4.37)	(2.68)

24. PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In thousands)	2009	2008
ASSETS
Cash and due from banks	$2,254	2,135
Interest-bearing deposits	539,874	980,528
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $2,633 and $191,952)	2,633	197,841
Available-for-sale, at fair value	432,761	59,153
Trading account, at fair value	–	956
Loans, net of unearned fees of $45 and $379 and allowance for loan losses of $112 and $643	6,292	22,901
Other noninterest-bearing investments	83,780	76,219
Investments in subsidiaries:
Commercial banks and bank holding company	6,579,075	6,266,229
Other operating companies	66,254	69,291
Nonoperating – ZMFU II, Inc.[1]	92,184	464,570
Receivables from subsidiaries:
Commercial banks	–	760,500
Other	2,050	14,800
Other assets	76,574	411,584

	$7,883,731	9,326,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$233,550	252,519
Commercial paper:
Due to affiliates	49,991	55,996
Due to others	1,084	15,451
Other short-term borrowings	117,263	235,550
Subordinated debt to affiliated trusts	309,278	309,300
Long-term debt	1,479,907	1,956,195

Total liabilities	2,191,073	2,825,011

Shareholders’ equity:
Preferred stock	1,502,784	1,581,834
Common stock	3,318,417	2,599,916
Retained earnings	1,324,516	2,433,363
Accumulated other comprehensive loss	(436,899)	(98,958)
Deferred compensation	(16,160)	(14,459)

Total shareholders’ equity	5,692,658	6,501,696

	$7,883,731	9,326,707

[1]	ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)	2009	2008	2007
Interest income:
Commercial bank subsidiaries	$18,939	68,642	90,504
Other subsidiaries and affiliates	326	781	852
Other loans and securities	15,735	20,585	27,870

Total interest income	35,000	90,008	119,226

Interest expense:
Affiliated trusts	24,094	24,391	25,925
Other borrowed funds	150,695	79,208	116,520

Total interest expense	174,789	103,599	142,445

Net interest loss	(139,789)	(13,591)	(23,219)
Provision for loan losses	(531)	605	50

Net interest loss after provision for loan losses	(139,258)	(14,196)	(23,269)

Other income:
Dividends from consolidated subsidiaries:
Commercial banks and bank holding company	4,603	110,500	460,200
Other operating companies	425	500	560
Equity and fixed income securities gains (losses), net	(11,042)	(11,220)	2,882
Net impairment losses on investment securities	(191,351)	(96,890)	(19,281)
Gain on subordinated debt modification	508,945	–	–
Other income (loss)	2,737	(7,611)	8,498

	314,317	(4,721)	452,859

Expenses:
Salaries and employee benefits	21,663	11,673	14,781
Other operating expenses	2,882	16,962	20,328

	24,545	28,635	35,109

Income (loss) before income tax benefit and undistributed income (losses) of consolidated subsidiaries	150,514	(47,552)	394,481
Income taxes (benefit)	27,939	(71,837)	(40,422)

Income before equity in undistributed income (losses) of consolidated subsidiaries	122,575	24,285	434,903
Equity in undistributed income (losses) of consolidated subsidiaries:
Commercial banks and bank holding company	(1,325,678)	(272,963)	52,962
Other operating companies	(21,995)	(35,377)	(11,778)
Nonoperating – ZMFU II, Inc.	8,987	17,786	17,658

Net income (loss)	(1,216,111)	(266,269)	493,745
Preferred stock dividends	(102,969)	(24,424)	(14,323)
Preferred stock redemption and conversion	84,633	–	–

Net earnings (loss) applicable to common shareholders	$(1,234,447)	(290,693)	479,422

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,216,111)	(266,269)	493,745
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed net (income) losses of consolidated subsidiaries	1,338,686	290,554	(58,842)
Equity and fixed income securities (gains) losses, net	11,042	11,220	(2,882)
Net impairment losses on investment securities	191,351	96,890	19,281
Gain on subordinated debt modification	(508,946)	–	–
Other	171,173	93,859	(15,582)

Net cash provided by (used in) operating activities	(12,805)	226,254	435,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	440,654	(895,129)	98,098
Collection of advances to subsidiaries	779,550	816,184	97,333
Advances to subsidiaries	(6,970)	(184,731)	(201,862)
Proceeds from sales and maturities of equity and fixed income securities	2,383	264,528	82,439
Purchase of investment securities	(297,877)	(241,846)	(140,786)
Increase of investment in subsidiaries	(1,509,150)	(1,292,821)	(47,500)
Other	15,392	(29,281)	(3,147)

Net cash used in investing activities	(576,018)	(1,563,096)	(115,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in commercial paper and other borrowings under one year	(138,659)	(30,843)	117,333
Proceeds from issuance of long-term debt	703,932	28,495	295,627
Payments on long-term debt	(295,630)	(155,025)	(274,957)
Proceeds from issuance of preferred stock	–	1,338,605	–
Proceeds from issuance of common stock and warrants	464,110	354,302	59,473
Payments to redeem common stock	(1,374)	(2,881)	(322,025)
Payments to redeem and convert preferred stock	(47,166)	–	–
Dividends paid on preferred stock	(84,408)	(21,775)	(14,323)
Dividends paid on common stock	(11,863)	(173,904)	(181,327)

Net cash provided by (used in) financing activities	588,942	1,336,974	(320,199)

Net increase (decrease) in cash and due from banks	119	132	96
Cash and due from banks at beginning of year	2,135	2,003	1,907

Cash and due from banks at end of year	$2,254	2,135	2,003

The Parent paid interest of $122.8 million in 2009, $99.5 million in 2008, and $141.9 million in 2007.

25. SUBSEQUENT EVENTS

On March 1, 2010, the Company announced that it entered into a new equity distribution agreement to sell an additional $250 million of common stock. Also on March 1, 2010, the Company commenced an offer to exchange any and all of its currently outstanding nonconvertible subordinated debt into shares of the Company’s common stock.

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

In connection with filing the Form 10-Qs during 2009 for the quarterly periods ended June 30, 2009 and September 30, 2009, management, under the supervision and with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of each of those quarters. In this original evaluation, the principal executive officer and principal financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective.

In connection with the revision to the financial statements as described in the Explanatory Notes of the amended Form 10-Qs for the quarterly periods ended June 30, 2009 and September 30, 2009, management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of each of those quarters. In connection therewith, management identified a material weakness in internal control over financial reporting. Management determined that the Company did not maintain effective controls over the process utilized to interpret the applicable accounting literature for computing and allocating the amount attributable to the beneficial conversion feature related to the subordinated debt modification. Management believes this control deficiency resulted in a misstatement of the net loss applicable to common shareholders and shareholders’ equity. As a result of this material weakness, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009 and September 30, 2009.

In light of the material weakness described above, management revised its consolidated financial statements in the Form 10-Q/As for the quarterly periods ended June 30, 2009 and September 30, 2009 as discussed previously to ensure that the computation and allocation of the beneficial conversion feature related to the debt modification was in conformity with the applicable accounting guidance. Management also believes that the consolidated financial statements included in those Form 10-Q/As were prepared in accordance with generally accepted accounting principles (“GAAP”) in all material respects.

While management had identified the appropriate accounting guidance and recognized that the terms of the debt modification included a beneficial conversion feature, management misinterpreted how to compute and allocate the amount attributable to this feature. Management does not routinely execute debt modifications with terms similar to this transaction and management believes that as a result of the process to reevaluate the accounting treatment, this material weakness has been remediated. Management will continue to assess the actions necessary to maintain effective controls over the process utilized to evaluate the accounting for complex transactions such as debt modifications.

As a result of the preceding discussion, management has also concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009. However, as discussed above, in connection with filing the amended Form 10-Qs for the quarterly periods ended June 30, 2009 and September 30, 2009 on February 11, 2010, management believes that the material weakness previously identified has been remediated.

Changes in Internal Control Over Financial Reporting

Other than the matter previously discussed, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 131 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 132.

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

EQUITY COMPENSATION PLAN INFORMATION

The following schedule provides information as of December 31, 2009 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans:

Plan Category[1]	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Zions Bancorporation 2005 Stock Option and Incentive Plan	5,714,731	$54.23	3,463,864
Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan	116,000	52.64	–
Zions Bancorporation Key Employee Incentive Stock Option Plan	1,236,777	52.41	–

Total	7,067,508		3,463,864

[1]

The schedule does not include information for equity compensation plans assumed by the Company in mergers. A total of 661,522 shares of common stock with a weighted average exercise price of $50.71 were issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2009. The Company cannot grant additional awards under these assumed plans. Column (a) also excludes 1,524,650 shares of unvested restricted stock.

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

		Consolidated balance sheets – December 31, 2009 and 2008

		Consolidated statements of income – Years ended December 31, 2009, 2008 and 2007

		Consolidated statements of changes in shareholders’ equity and comprehensive income – Years ended December 31, 2009, 2008 and 2007

		Consolidated statements of cash flows – Years ended December 31, 2009, 2008 and 2007

		Notes to consolidated financial statements – December 31, 2009

	(2)	Financial statement schedules – All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.

	(3)	List of Exhibits:

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-Q for the quarter ended March 31, 2009.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated June 30, 2009, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 2, 2009.	*

3.10	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.10 of Form 10-Q for the quarter ended June 30, 2009.	*

Exhibit Number	Description
3.11	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.11 of Form 10-Q for the quarter ended June 30, 2009.	*

3.12	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

4.1	Senior Debt Indenture dated September 10, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to senior debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.1 of Form S-3ARS filed March 31, 2006.	*

4.2	Subordinated Debt Indenture dated September 10, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to subordinated debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.2 of Form S-3ARS filed March 31, 2006.	*

4.3	Junior Subordinated Indenture dated August 21, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to junior subordinated debentures of Zions Bancorporation, incorporated by reference to Exhibit 4.3 of Form S-3ARS filed March 31, 2006.	*

10.1	Zions Bancorporation 2006-2008 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2006.	*

10.2	First amendment to the Zions Bancorporation 2006-2008 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-K for the year ended December 31, 2008.	*

10.3	Form of Zions Bancorporation 2006-2008 Value Sharing Plan, Subsidiary Banks, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2006.	*

10.4	Amegy Bank of Texas 2007-2008 Value Sharing Plan, incorporated by reference to Exhibit 10.7 of Form 10-Q for the quarter ended June 30, 2007.	*

10.5	Zions Bancorporation 2009-2011 Value Sharing Plan (filed herewith).

10.6	2005 Management Incentive Compensation Plan, incorporated by reference to Appendix II of the Proxy Statement contained in the Company’s Schedule 14A file on April 4, 2005.	*

10.7	Zions Bancorporation Second Restated and Revised Deferred Compensation Plan, incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2008.	*

10.8	Zions Bancorporation Third Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2008.	*

10.9	Fifth Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2008.	*

10.10	Zions Bancorporation First Restated Excess Benefit Plan, incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2008.	*

10.11	Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002, incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 2006.	*

Exhibit Number	Description
10.12	Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2004.	*

10.13	Amendment to Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2006.	*

10.14	Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2006.	*

10.15	Revised schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006, incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2006.	*

10.16	Zions Bancorporation Restated Pension Plan effective January 1, 2001, including amendments adopted through January 31, 2002, incorporated by reference to Exhibit 10.20 of Form 10-K for the year ended December 31, 2007.	*

10.17	Amendment dated December 31, 2002 to Zions Bancorporation Restated Pension Plan, incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2008.	*

10.18	Second Amendment to the Restated and Amended Zions Bancorporation Pension Plan dated September 4, 2003, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2005.	*

10.19	Third Amendment to the Zions Bancorporation Pension Plan dated September 4, 2003, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended March 31, 2005.	*

10.20	Fourth Amendment to the Restated and Amended Zions Bancorporation Pension Plan dated March 28, 2005, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended March 31, 2005.	*

10.21	Fifth amendment to the Restated and Amended Zions Bancorporation Pension Plan, dated September 29, 2008, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2009.	*

10.22	Sixth amendment to the Restated and Amended Zions Bancorporation Pension Plan, dated September 15, 2009, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2009.	*

10.23	Seventh amendment to the Restated and Amended Zions Bancorporation Pension Plan, dated December 31, 2009 (filed herewith).

10.24	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the year ended December 31, 2008.	*

10.25	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Established and Restated Effective January 1, 2003, incorporated by reference to Exhibit 10.21 of Form 10-K for the year ended December 31, 2008.	*

10.26	First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated November 20, 2003, incorporated by reference to Exhibit 10.19 of Form 10-K for the year ended December 31, 2004.	*

10.27	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2003, incorporated by reference to Exhibit 10.20 of Form 10-K for the year ended December 31, 2004.	*

Exhibit Number	Description
10.28	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 1, 2004, incorporated by reference to Exhibit 10.21 of Form 10-K for the year ended December 31, 2004.	*

10.29	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated March 18, 2005, incorporated by reference to Exhibit 10.31 of Form 10-Q for the quarter ended March 31, 2005.	*

10.30	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated February 28, 2006, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2006.	*

10.31	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated July 31, 2006, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2006.	*

10.32	Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 28, 2006, incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended December 31, 2006.	*

10.33	Eighth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated May 14, 2007, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2007.	*

10.34	Ninth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated July 19, 2007, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2007.	*

10.35	Tenth amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 15, 2009, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2009.	*

10.36	Eleventh amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2009 (filed herewith).

10.37	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated July 3, 2006, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2007.	*

10.38	Amended and Restated Zions Bancorporation Key Employee Incentive Stock Option Plan (filed herewith).

10.39	Amended and Restated Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2007.	*

10.40	Amended and Restated Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2009.	*

10.41	Standard Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2009.	*

10.42	Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2009.	*

10.43	Standard Directors Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2009.	*

Exhibit Number	Description
10.44	Standard Directors Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended March 31, 2005.	*

10.45	Standard Salary Stock Unit Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed December 28, 2009.	*

10.46	Amegy Bancorporation (formerly Southwest Bancorporation of Texas, Inc.) 1996 Stock Option Plan, as amended and restated as of June 4, 2002, incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2007.	*

10.47	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan (filed herewith).

10.48	Form of Change in Control Agreement between the Company and Certain Executive Officers, incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2006.	*

10.49	Form of Change in Control Agreement between the Company and Certain Executive Officers, including Paul B. Murphy and Scott J. McLean, incorporated by reference to Exhibit 10.48 of Form 10-K for the year ended December 31, 2007.	*

10.50	Addendum to Change in Control Agreement, incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2008.	*

10.51	Stock Purchase and Shareholder Agreement dated June 1, 2004 among Welman Holdings, Inc., the Company, Zions First National Bank and PSC Wealth Management, LLC, incorporated by reference to Exhibit 99.2 of Form 8-K filed April 1, 2005.	*

10.52	Employment Agreement between the Company and Paul B. Murphy, incorporated by reference to Exhibit 10.40 of Form 10-K for the year ended December 31, 2006.	*

10.53	Employment Agreement between the Company and Scott J. McLean, incorporated by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2006.	*

10.54	Employment Agreement between the Company and Dallas Haun, incorporated by reference to Exhibit 10.53 of Form 10-K for the year ended December 31, 2007.	*

10.55	Warrant to purchase up to 5,789,909 shares of Common Stock, issued on November 14, 2008, incorporated by reference to Exhibit 4.2 of Form 8-K filed November 17, 2008.	*

10.56	Performance stock agreement between Zions Bancorporation and Paul B. Murphy, dated August 15, 2008, incorporated by reference to Exhibit 10.50 of Form 10-K filed December 31, 2008.	*

10.57	Performance stock agreement between Zions Bancorporation and Scott McLean, dated August 15, 2008, incorporated by reference to Exhibit 10.51 of Form 10-K filed December 31, 2008.	*

10.58	Form of Change in Control Agreement between the Company and Dallas E. Haun, dated May 23, 2008, incorporated by reference to Exhibit 10.52 of Form 10-K filed December 31, 2008.	*

12	Ratio of Earnings to Fixed Charges (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

Exhibit Number	Description
32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

99.1	Certification by Chief Executive Officer required by 111(b)(4) of the Emergency Economic Stabilization Act (filed herewith).

99.2	Certification by Chief Financial Officer required by 111(b)(4) of the Emergency Economic Stabilization Act (filed herewith).

*	Incorporated by reference

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

March 1, 2010	ZIONS BANCORPORATION

	By	/s/ HARRIS H. SIMMONS
HARRIS H. SIMMONS, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 1, 2010

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