Form 10-Q
period 2010-03-31
ZIONS BANCORPORATION /UT/
filed 2010-05-10
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 30, 2010	160,261,186 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2010	December 31, 2009	March 31, 2009
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,045,391	$1,370,189	$1,321,972
Money market investments:
Interest-bearing deposits and commercial paper	3,410,211	652,964	1,952,555
Federal funds sold	44,436	20,985	13,277
Security resell agreements	73,112	57,556	305,111
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $820,689, $833,455 and $1,361,460)	867,335	869,595	1,648,971
Available-for-sale, at fair value	3,437,098	3,655,619	3,086,788
Trading account, at fair value	50,698	23,543	65,198

	4,355,131	4,548,757	4,800,957
Loans held for sale	171,892	208,567	262,785
Loans:
Loans and leases excluding FDIC-supported loans	37,820,588	38,882,083	41,220,610
FDIC-supported loans	1,320,737	1,444,594	660,892

	39,141,325	40,326,677	41,881,502
Less:
Unearned income and fees, net of related costs	131,723	137,697	124,749
Allowance for loan losses	1,581,577	1,531,332	832,878

Loans and leases, net of allowance	37,428,025	38,657,648	40,923,875

Other noninterest-bearing investments	909,601	1,099,961	1,051,956
Premises and equipment, net	707,387	710,534	701,742
Goodwill	1,015,161	1,015,161	1,034,465
Core deposit and other intangibles	106,839	113,416	124,585
Other real estate owned	414,237	389,782	243,609
Other assets	2,031,558	2,277,487	1,808,123

	$51,712,981	$51,123,007	$54,545,012

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$12,799,002	$12,324,247	$10,517,910
Interest-bearing:
Savings and NOW	5,978,536	5,843,573	4,710,899
Money market	16,667,011	16,378,874	18,103,564
Time under $100,000	2,306,101	2,497,395	3,112,864
Time $100,000 and over	2,697,261	3,117,472	4,647,015
Foreign	1,647,898	1,679,028	2,214,981

	42,095,809	41,840,589	43,307,233

Securities sold, not yet purchased	47,890	43,404	39,892
Federal funds purchased	477,959	208,669	1,213,970
Security repurchase agreements	475,832	577,346	551,686
Other liabilities	563,683	588,527	578,768
Commercial paper	3,123	1,084	984
Federal Home Loan Bank advances and other borrowings:
One year or less	175,312	120,189	429,655
Over one year	15,640	15,722	127,680
Long-term debt	2,000,821	2,017,220	2,715,310

Total liabilities	45,856,069	45,412,750	48,965,178

Shareholders’ equity:
Preferred stock, without par value, authorized 3,000,000 shares	1,532,323	1,502,784	1,587,027
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 160,300,162, 150,425,070 and 115,335,668 shares	3,517,621	3,318,417	2,607,541
Retained earnings	1,236,497	1,324,516	1,713,897
Accumulated other comprehensive income (loss)	(428,177)	(436,899)	(340,727)
Deferred compensation	(16,058)	(16,160)	(14,732)

Controlling interest shareholders’ equity	5,842,206	5,692,658	5,553,006
Noncontrolling interests	14,706	17,599	26,828

Total shareholders’ equity	5,856,912	5,710,257	5,579,834

	$51,712,981	$51,123,007	$54,545,012

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2010	2009

Interest income:
Interest and fees on loans	$540,446	$579,852
Interest on loans held for sale	2,363	2,756
Lease financing	5,129	4,593
Interest on money market investments	1,439	3,376
Interest on securities:
Held-to-maturity – taxable	2,456	18,908
Held-to-maturity – nontaxable	5,135	6,265
Available-for-sale – taxable	20,971	21,703
Available-for-sale – nontaxable	1,721	1,678
Trading account	475	571

Total interest income	580,135	639,702

Interest expense:
Interest on savings and money market deposits	36,389	74,553
Interest on time and foreign deposits	19,687	62,679
Interest on short-term borrowings	3,067	6,020
Interest on long-term borrowings	65,692	21,675

Total interest expense	124,835	164,927

Net interest income	455,300	474,775
Provision for loan losses	265,565	297,624

Net interest income after provision for loan losses	189,735	177,151

Noninterest income:
Service charges and fees on deposit accounts	51,608	52,788
Other service charges, commissions and fees	39,042	38,227
Trust and wealth management income	7,609	7,165
Capital markets and foreign exchange	8,539	13,204
Dividends and other investment income	7,700	8,408
Loan sales and servicing income	6,432	5,851
Fair value and nonhedge derivative income	2,188	4,004
Equity securities gains (losses), net	(3,165)	2,763
Fixed income securities gains, net	1,256	195
Impairment losses on investment securities:
Impairment losses on investment securities	(48,570)	(165,616)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	17,307	82,943

Net impairment losses on investment securities	(31,263)	(82,673)
Valuation losses on securities purchased	–	(200,391)
Gain on subordinated debt exchange	14,471	–
Other	3,193	5,197

Total noninterest income	107,610	(145,262)

Noninterest expense:
Salaries and employee benefits	204,333	204,161
Occupancy, net	28,488	28,327
Furniture and equipment	24,996	24,999
Other real estate expense	32,648	18,343
Legal and professional services	9,976	8,543
Postage and supplies	7,646	8,410
Advertising	6,374	7,148
FDIC premiums	24,210	14,171
Amortization of core deposit and other intangibles	6,577	6,886
Provision for unfunded lending commitments	(20,133)	1,827
Other	64,011	53,390

Total noninterest expense	389,126	376,205

Impairment loss on goodwill	–	633,992

Income (loss) before income taxes	(91,781)	(978,308)
Income taxes (benefit)	(28,644)	(151,727)

Net income (loss)	(63,137)	(826,581)
Net income (loss) applicable to noncontrolling interests	(2,927)	(540)

Net income (loss) applicable to controlling interest	(60,210)	(826,041)
Preferred stock dividends	(26,311)	(26,286)

Net earnings (loss) applicable to common shareholders	$(86,521)	$(852,327)

Weighted average common shares outstanding during the period:
Basic shares	151,073	114,106
Diluted shares	151,073	114,106

Net earnings (loss) per common share:
Basic	$(0.57)	$(7.47)
Diluted	(0.57)	(7.47)

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)	Preferred stock			Retained earnings	Accumulated other comprehensive income (loss)	Deferred compensation	Noncontrolling interests	Total shareholders’ equity
		Common stock
		Shares	Amount

Balance, December 31, 2009	$1,502,784	150,425,070	$3,318,417	$1,324,516	$(436,899)	$(16,160)	$17,599	$5,710,257
Comprehensive loss:
Net loss for the period				(60,210)			(2,927)	(63,137)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains on investments					10,565
Reclassification for net losses on investments included in earnings					18,521
Noncredit-related impairment losses on securities not expected to be sold					(10,687)
Accretion of securities with noncredit-related impairment losses not expected to be sold					39
Net unrealized losses on derivative instruments					(9,716)

Other comprehensive income					8,722			8,722

Total comprehensive loss								(54,415)
Subordinated debt exchanged for common stock		2,165,391	46,902					46,902
Subordinated debt converted to preferred stock	24,612		(3,578)					21,034
Issuance of common stock		7,741,740	149,908					149,908
Stock forfeited and purchased, net of stock issued, under employee plans and related tax benefits		(32,039)	5,972					5,972
Dividends on preferred stock	4,927			(26,311)				(21,384)
Dividends on common stock, $0.01 per share				(1,498)				(1,498)
Change in deferred compensation						102		102
Other changes in noncontrolling interests							34	34

Balance, March 31, 2010	$1,532,323	160,300,162	$3,517,621	$1,236,497	$(428,177)	$(16,058)	$14,706	$5,856,912

Balance, December 31, 2008	$1,581,834	115,344,813	$2,599,916	$2,433,363	$(98,958)	$(14,459)	$27,320	$6,529,016
Cumulative effect of change in accounting principle, adoption of new OTTI guidance under ASC 320				137,462	(137,462)			–
Comprehensive loss:
Net loss for the period				(826,041)			(540)	(826,581)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(83,553)
Reclassification for net losses on investments included in earnings					38,862
Noncredit-related impairment losses on securities not expected to be sold					(49,928)
Accretion of securities with noncredit-related impairment losses not expected to be sold					896
Net unrealized losses on derivative instruments					(10,584)

Other comprehensive loss					(104,307)			(104,307)

Total comprehensive loss								(930,888)
Stock forfeited and purchased, net of stock issued, under employee plans and related tax benefits		(9,145)	7,625					7,625
Dividends on preferred stock	5,193			(26,286)				(21,093)
Dividends on common stock, $0.04 per share				(4,601)				(4,601)
Change in deferred compensation						(273)		(273)
Other changes in noncontrolling interests							48	48

Balance, March 31, 2009	$1,587,027	115,335,668	$2,607,541	$1,713,897	$(340,727)	$(14,732)	$26,828	$5,579,834

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(63,137)	$(826,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment and valuation losses on investment securities and goodwill	31,263	917,056
Gain on subordinated debt exchange	(14,471)	–
Provision for credit losses	245,432	299,451
Depreciation of premises and equipment	18,316	18,613
Amortization	27,938	17,783
Deferred income tax benefit	(36,163)	(158,607)
Share-based compensation	6,902	8,137
Excess tax benefits from share-based compensation	(3)	(17)
Equity securities losses (gains), net	3,165	(2,763)
Fixed income securities gains, net	(1,256)	(195)
Net increase in trading securities	(27,155)	(23,134)
Principal payments on and proceeds from sales of loans held for sale	342,418	476,030
Additions to loans held for sale	(317,437)	(543,368)
Net write-down of and losses from sales of other real estate owned	27,112	30,018
Net gains on sales of loans, leases and other assets	(3,033)	(5,046)
Income from increase in cash surrender value of bank-owned life insurance	(5,323)	(5,829)
Change in accrued income taxes	363,840	5,483
Change in accrued interest receivable	10,070	27,336
Change in other assets	93,303	152,856
Change in other liabilities	(20,591)	(85,853)
Change in accrued interest payable	(6,474)	(5,035)
Other, net	(5,428)	(10,319)

Net cash provided by operating activities	669,288	286,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	(2,796,254)	435,569
Proceeds from maturities and paydowns of investment securities held-to-maturity	26,651	29,670
Purchases of investment securities held-to-maturity	(22,884)	(16,488)
Proceeds from sales of investment securities available-for-sale	314,425	223,267
Proceeds from maturities and paydowns of investment securities available-for-sale	96,592	121,192
Purchases of investment securities available-for-sale	(196,548)	(942,368)
Proceeds from sales of loans and leases	35,163	16,311
Loan and lease originations, net of collections	788,877	242,710
Net decrease in other noninterest-bearing investments	16,613	5,858
Proceeds from sales of premises and equipment and other assets	276	4,715
Purchases of premises and equipment	(15,825)	(37,275)
Proceeds from sales of other real estate owned	105,981	27,275
Net cash received from acquisition	–	113,471

Net cash provided by (used in) investing activities	(1,646,933)	223,907

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$257,421	$947,125
Net change in short-term funds borrowed	229,424	(1,830,753)
Repayments of FHLB advances and other borrowings over one year	(82)	(573)
Proceeds from issuance of long-term debt	39,698	255,167
Debt issuance costs	(178)	(9,024)
Repayments of long-term debt	(61)	(69)
Proceeds from issuance of common stock	149,908	–
Payments to redeem common stock	(404)	(123)
Excess tax benefits from share-based compensation	3	17
Dividends paid on preferred stock	(21,384)	(21,093)
Dividends paid on common stock	(1,498)	(4,601)

Net cash provided by (used in) financing activities	652,847	(663,927)

Net decrease in cash and due from banks	(324,798)	(154,004)
Cash and due from banks at beginning of period	1,370,189	1,475,976

Cash and due from banks at end of period	$1,045,391	$1,321,972

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$102,672	$159,327
Net payment made (refund received) for income taxes	(352,753)	(224)
Noncash items:
Amortized cost of investment securities held-to-maturity transferred to investment securities available-for-sale	–	41,304
Loans transferred to other real estate owned	161,025	79,440
Subordinated debt exchanged for common stock	46,902	–
Subordinated debt converted to preferred stock	21,034	–
Acquisitions:
Assets acquired	–	1,145,251
Liabilities assumed	–	1,157,240

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2010

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

Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2009 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2009 Annual Report on Form 10-K.

The Company provides a full range of banking and related services through banking subsidiaries in ten Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). The Company also owns and operates certain nonbank subsidiaries that engage in the development and sale of financial technologies and related services, and in wealth management services.

2.	CERTAIN RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2010, we adopted Accounting Standards Update (“ASU”) 2009-17, Amendments to FASB Interpretation No. 46(R), (formerly Statement of Financial Accounting Standards (“SFAS”) No. 167). This new accounting guidance from the Financial Accounting Standards Board (“FASB”) under Accounting Standards Codification (“ASC”) 810, Consolidation, requires that a continuous analysis be performed on a qualitative rather than a quantitative basis to determine the primary beneficiary of a variable interest entity (“VIE”). The new rules amend previous guidance to determine whether an entity is a VIE and require enhanced disclosures about our involvement with a VIE. Upon adoption, we reconsidered our consolidation conclusions for all entities with which we are involved and concluded that there was no significant impact on the Company’s financial statements.

Effective January 1, 2010, we adopted ASU 2009-16, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, (formerly SFAS No. 166). This new accounting guidance under ASC 860, Transfers and Servicing, modifies the accounting for transfers of financial assets and removes the concept of a qualifying special-purpose entity (“QSPE”). In 2009, we dissolved Lockhart Funding LLC (“Lockhart”), a QSPE funded with commercial paper, and our remaining activities related to transfers of financial assets were not significant as of January 1, 2010. Accordingly, the adoption of this new guidance did not have a significant impact on the Company’s financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

Additional accounting guidance recently adopted is discussed where applicable in the Notes to Consolidated Financial Statements.

3.	ACQUISITION-RELATED LOANS

During 2009, CB&T and NSB acquired failed banks from the Federal Deposit Insurance Corporation (“FDIC”) as receiver and entered into loss sharing agreements with the FDIC for the acquired loans and foreclosed assets. The FDIC assumes 80% of credit losses up to a threshold specified for each acquisition and 95% above the threshold for a period of up to ten years. The loans acquired from the FDIC are presented separately in the Company’s balance sheet as “FDIC-supported loans.” At the date of acquisition, in accordance with applicable accounting guidance, these loans were recorded at fair value without a corresponding allowance for loan losses. The acquired foreclosed assets are included with other real estate owned in the balance sheet and amounted to $47.4 million at March 31, 2010 and $54.1 million at December 31, 2009.

Loans acquired from the FDIC with evidence of credit deterioration, and for which it is probable that not all contractual payments will be collected, are accounted for as loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The outstanding balances of all contractually required payments and the related carrying amounts are as follows (in thousands):

	March 31, 2010	December 31, 2009	March 31, 2009
Commercial lending	$120,858	$135,726	$41,501
Commercial real state	545,049	597,490	118,862
Consumer	11,374	14,261	3,035

Outstanding balance	$677,281	$747,477	$163,398

Carrying amount, net of allowance for loan losses of $2,583 in 2010[1]	$332,322	$388,500	$64,935

[1]

The allowance for loan losses was determined subsequent to acquisition. Charge-offs for the three months ended March 31, 2010 were $2,056. See discussion that follows regarding the “gross” presentation of this allowance amount, which is included in the overall allowance for loan losses on the balance sheet, and the amount recoverable under the FDIC loss sharing agreements, which is included in other assets.

At the time of acquisition, we determine the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s expected cash flows over our initial investment (accretable yield), is accreted into interest income on a level yield basis over the remaining expected life of the loan or pool of loans. The effects of estimated prepayments are considered in estimating the contractual and expected cash flows.

Over the life of the loan or pool, we continue to estimate cash flows expected to be collected. We evaluate at the balance sheet date whether the present value of these loans determined using the effective interest rates has decreased and if so, we record a provision for loan losses. The present value of any subsequent increase in the loan’s actual or expected cash flows is used first to reverse any existing allowance for loan losses. For any remaining increases in cash flows expected to be collected, we adjust the amount of accretable yield on a prospective basis over the remaining life of the loan.

Certain acquired loans within the scope of ASC 310-30 are not accounted for in accordance with ASC 310-30 because we cannot reasonably estimate the cash flows expected to be collected. The carrying amounts of these loans, included in the carrying amounts net of the allowance in the preceding table, were $178.8 million, $203.9 million, and $35.2 million, respectively, for the dates indicated.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the accretable yield were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$23,008	$–
Additions	–	3,457
Accretion	(2,744)	(575)
Reclassification from (to) nonaccretable difference	5,054
Disposals and other	(230)	370

Balance at end of period	$25,088	$3,252

Amounts have been adjusted based on refinements to the original estimates of the accretable yield and to the accounting methodology. Further, because of the estimation process required, we expect that additional refinements will be necessary in future periods.

During the three months ended March 31, 2010, we increased the allowance for loan losses by a charge to the provision for loan losses of $4.6 million. As discussed subsequently, a portion of these amounts are recoverable from the FDIC in accordance with the loss sharing agreements. The allowance for loan losses was not reversed during these periods for a significant increase in cash flows previously expected to be collected.

Interest income on nonimpaired loans acquired in a business combination, including FDIC-supported transactions, is recognized based on the acquired loan’s contractual cash flows, as described in ASC 310-20, Nonrefundable Fees and Other Costs.

The total estimated amount recoverable from the FDIC under the loss sharing agreements was $275.8 million at March 31, 2010 and $293.3 million at December 31, 2009. The amount was initially fair valued using projected cash flows based on credit adjustments for each loan type and the loss sharing reimbursement of 80% or 95%, as appropriate. The timing of the cash flows was adjusted to reflect management’s expectations to receive the FDIC reimbursements within the estimated loss period. Discount rates were based on U.S. Treasury rates or the AAA composite yield on investment grade bonds of similar maturity. The amount is adjusted as actual loss experience is developed and estimated losses covered under the loss sharing agreements are updated. Estimated loan losses, if any, in excess of the amounts recoverable are reflected as period expenses through the provision for loan losses, as discussed previously.

Subsequent to the acquisitions, the allowance for loan losses for FDIC-supported loans is determined without giving consideration to the amounts recoverable under the loss sharing agreements (since the loss sharing agreements are separately accounted for and thus presented “gross” on the balance sheet). The provision for loan losses is reported net of changes in the amounts recoverable under the loss sharing agreements.

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	INVESTMENT SECURITIES

Investment securities are summarized as follows (in thousands):

	March 31, 2010
		Recognized in OCI [1]			Not recognized in OCI [1]
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$602,804	$–	$–	$602,804	$8,951	$4,806	$606,949
Asset-backed securities:
Trust preferred securities – banks and insurance	264,701	–	25,667	239,034	267	42,990	196,311
Other	29,984	–	4,587	25,397	458	8,525	17,330
Other debt securities	100	–	–	100	–	1	99

	$897,589	$–	$30,254	$867,335	$9,676	$56,322	$820,689

Available-for-sale
U.S. Treasury securities	27,669	$350	$–	$28,019			$28,019
U.S. Government agencies and corporations:
Agency securities	224,278	6,793	93	230,978			230,978
Agency guaranteed mortgage-backed securities	371,596	11,557	425	382,728			382,728
Small Business Administration loan-backed securities	798,005	3,369	16,061	785,313			785,313
Municipal securities	230,474	5,054	549	234,979			234,979
Asset-backed securities:
Trust preferred securities – banks and insurance	1,994,937	55,552	697,549	1,352,940			1,352,940
Trust preferred securities – real estate investment trusts	54,232	–	30,378	23,854			23,854
Auction rate securities	156,358	823	386	156,795			156,795
Other	115,777	1,413	45,855	71,335			71,335

	3,973,326	84,911	791,296	3,266,941			3,266,941
Other securities:
Mutual funds and stock	170,081	76	–	170,157			170,157

	$4,143,407	$84,987	$791,296	$3,437,098			$3,437,098

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2009
		Recognized in OCI [1]			Not recognized in OCI [1]
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$679,709	$–	$–	$679,709	$7,862	$9,962	$677,609
Asset-backed securities:
Trust preferred securities – banks and insurance	1,224,597	–	341,155	883,442	33,670	289,051	628,061
Trust preferred securities – real estate investment trusts	36,055	–	8,599	27,456	–	9,036	18,420
Other	76,374	48	18,158	58,264	586	21,578	37,272
Other debt securities	100	–	–	100	–	2	98

	$2,016,835	$48	$367,912	$1,648,971	$42,118	$329,629	$1,361,460

Available-for-sale
U.S. Treasury securities	$26,977	$888	$–	$27,865			$27,865
U.S. Government agencies and corporations:
Agency securities	305,317	3,014	312	308,019			308,019
Agency guaranteed mortgage-backed securities	465,285	9,370	483	474,172			474,172
Small Business Administration loan-backed securities	682,179	92	26,487	655,784			655,784
Municipal securities	241,444	2,588	172	243,860			243,860
Asset-backed securities:
Trust preferred securities – banks and insurance	1,235,636	5,513	342,169	898,980			898,980
Trust preferred securities – real estate investment trusts	59,188	–	38,169	21,019			21,019
Auction rate securities	177,880	–	–	177,880			177,880
Other	123,900	200	34,756	89,344			89,344

	3,317,806	21,665	442,548	2,896,923			2,896,923
Other securities:
Mutual funds and stock	189,865	–	–	189,865			189,865

	$3,507,671	$21,665	$442,548	$3,086,788			$3,086,788

[1]	Other comprehensive income

The amortized cost and estimated fair value of investment debt securities are shown below as of March 31, 2010 by expected maturity distribution for asset-backed securities and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Held-to-maturity		Available-for-sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$83,573	$83,858	$356,412	$349,419
Due after one year through five years	249,951	251,095	851,468	798,731
Due after five years through ten years	238,683	215,803	703,755	624,436
Due after ten years	325,382	269,933	2,061,691	1,494,355

	$897,589	$820,689	$3,973,326	$3,266,941

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position (in thousands):

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$743	$43,450	$4,063	$26,998	$4,806	$70,448
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	68,657	196,311	68,657	196,311
Other	–	–	13,112	17,330	13,112	17,330
Other debt securities	–	–	1	99	1	99

	$743	$43,450	$85,833	$240,738	$86,576	$284,188

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$55	$5,248	$38	$1,671	$93	$6,919
Agency guaranteed mortgage-backed securities	425	48,232	–	–	425	48,232
Small Business Administration loan-backed securities	2,101	67,505	13,960	488,164	16,061	555,669
Municipal securities	544	12,283	5	853	549	13,136
Asset-backed securities:
Trust preferred securities – banks and insurance	14,154	68,573	683,395	897,006	697,549	965,579
Trust preferred securities – real estate investment trusts	8,522	305	21,856	23,549	30,378	23,854
Auction rate securities	206	35,517	180	10,861	386	46,378
Other	2,252	5,833	43,603	51,571	45,855	57,404

	$28,259	$243,496	$763,037	$1,473,675	$791,296	$1,717,171

	March 31, 2009
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$4,253	$101,875	$5,709	$33,820	$9,962	$135,695
Asset-backed securities:
Trust preferred securities – banks and insurance	143	720	630,063	627,342	630,206	628,062
Trust preferred securities – real estate investment trusts	–	–	17,635	18,420	17,635	18,420
Other	12,474	10,697	27,262	26,575	39,736	37,272
Other debt securities	2	98	–	–	2	98

	$16,872	$113,390	$680,669	$706,157	$697,541	$819,547

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$24	$5,773	$288	$34,430	$312	$40,203
Agency guaranteed mortgage-backed securities	414	61,623	69	6,814	483	68,437
Small Business Administration loan-backed securities	2,834	159,802	23,653	469,221	26,487	629,023
Municipal securities	147	76,499	25	2,579	172	79,078
Asset-backed securities:
Trust preferred securities – banks and insurance	8,796	95,783	333,373	436,875	342,169	532,658
Trust preferred securities – real estate investment trusts	1,932	14,155	36,237	6,865	38,169	21,020
Other	4,572	16,201	30,184	58,518	34,756	74,719

	$18,719	$429,836	$423,829	$1,015,302	$442,548	$1,445,138

We conduct a formal review of investment securities on a quarterly basis under ASC 320, Investments – Debt and Equity, for the presence of other-than-temporary impairment (“OTTI”). We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred (1) if we intend to sell the security; (2) if it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

ZIONS BANCORPORATION AND SUBSIDIARIES

Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in OCI. Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI. For securities classified as held-to-maturity (“HTM”), the amount of OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods. Noncredit-related OTTI recognized in earnings prior to January 1, 2009 was previously reclassified from retained earnings to accumulated OCI as a cumulative effect adjustment.

As stated in our 2009 Annual Report on Form 10-K, our OTTI evaluation process also takes into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the collectibility of debt securities, our ability and intent to hold investments until a recovery of their amortized cost basis, which may be maturity, and other factors, when evaluating for the existence of OTTI in our securities portfolio. Additionally under ASC 325-40, Beneficial Interests in Securitized Financial Assets, OTTI is recognized as a realized loss through earnings when there has been an adverse change in the holder’s expected cash flows such that it is “probable” that the full amount will not be received.

For all available-for-sale (“AFS”) security types discussed below where we believe that no OTTI exists at March 31, 2010, we applied the criteria that we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. See the following conclusions resulting from our evaluation for the presence of OTTI.

Municipal securities

The HTM securities are purchased directly from the municipalities and are generally not rated by a credit rating agency. The AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair values of these securities are largely driven by interest rates. We perform credit quality reviews on these securities at each reporting period. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at March 31, 2010.

Asset-backed securities

Trust preferred securities – banks and insurance: These CDO securities are variable rate pools of trust preferred securities related to banks and insurance companies. They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”) which are rating agencies registered with the SEC. They were purchased generally at par. Unrealized losses were caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads for asset-backed securities; and (3) general illiquidity in the market for CDOs. Our ongoing review of these securities in accordance with the previous discussion and the policy in our 2009 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities.

Trust preferred securities – real estate investment trusts (“REIT”): These CDO securities are variable rate pools of trust preferred securities primarily related to real estate investment trusts, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit in addition to the same factors previously discussed for banks and insurance CDOs. Our ongoing review of these securities in accordance with the previous discussion and the policy in our 2009 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Auction rate securities: These debt instruments primarily relate to auction market preferred stock and certain corporate and municipal bonds for which the interest rate was determined through an auction process. Due to the failure of these auctions and attendant illiquidity of the securities, the Company voluntarily purchased these securities at par in 2009 and recorded them at fair value. They had previously been sold to customers by certain Company subsidiaries. Adjustments to fair value when purchased from customers were included in valuation losses on securities purchased in 2009. Because subsequent declines in fair value were not attributable to credit quality, we believe that no OTTI exists for these securities at March 31, 2010.

Other asset-backed securities: The majority of these CDO securities were purchased from Lockhart at their carrying values and were adjusted to fair value. These adjustments to fair value were included in valuation losses on securities purchased in 2009. Certain of these CDOs consist of structured asset-backed CDOs (“ABS CDOs”) (also known as diversified structured finance CDOs). Our ongoing review of these securities in accordance with the previous discussion and the policy in our 2009 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities.

U.S. Government agencies and corporations

Agency securities: These securities consist of discount notes and medium term notes issued by the Federal Agricultural Mortgage Corporation (“FAMC”), Federal Home Loan Bank (“FHLB”), Federal Farm Credit Bank, Federal Home Loan Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). These securities are fixed rate and were purchased at premiums or discounts. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. The U.S. Government has provided substantial liquidity to FNMA and FHLMC to bolster their creditworthiness. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at March 31, 2010.

Agency guaranteed mortgage-backed securities: These securities are comprised largely of fixed and variable rate residential and agricultural mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), FNMA, FAMC, or FHLMC. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. The U.S. Government has provided substantial liquidity to both FNMA and FHLMC to bolster their creditworthiness. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at March 31, 2010.

Small Business Administration (“SBA”) loan-backed securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at March 31, 2010.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a tabular roll-forward of the total amount of credit-related OTTI, including amounts recognized in current period earnings (in thousands):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(5,206)	$(269,251)	$(274,457)	$(50,458)	$(51,641)	$(102,099)
Additions recognized in earnings during the period:
Credit-related OTTI not previously recognized[1]	–	(325)	(325)	(15,219)	(1,251)	(16,470)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	(12)	(30,926)	(30,938)	(2,487)	(63,716)	(66,203)

Subtotal of amounts recognized in earnings	(12)	(31,251)	(31,263)	(17,706)	(64,967)	(82,673)
Transfers of securities from HTM to AFS				21,315	(21,315)	–

Balance of credit-related OTTI at end of period	$(5,218)	$(300,502)	$(305,720)	$(46,849)	$(137,923)	$(184,772)

[1]	Relates to securities not previously impaired.

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

Noncredit-related OTTI of $17.3 million and $82.9 million ($10.7 million and $49.9 million after-tax) on securities not expected to be sold, and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, was recognized in OCI during the three months ended March 31, 2010 and 2009, respectively. Of these amounts, for 2010, all of the $17.3 million related to AFS securities. For 2009, $6.3 million related to AFS securities and $76.6 million related to HTM securities. As of January 1, 2009, we reclassified to OCI $137.5 million after-tax as a cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings.

At March 31, 2010 and 2009, respectively, 104 and 428 HTM and 619 and 719 AFS investment securities were in an unrealized loss position.

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income (in thousands):

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$–	$12	$–	$17,706
Available-for-sale	1,284	31,279	2,870	265,372

Other noninterest-bearing investments:
Securities held by consolidated SBICs	2,072	5,237	155	53

	3,356	36,528	3,025	283,131

Net losses		$(33,172)		$(280,106)

Statement of income information:
Net impairment losses on investment securities		$(31,263)		$(82,673)
Valuation losses on securities purchased		–		(200,391)

		(31,263)		(283,064)
Equity securities gains (losses), net		(3,165)		2,763
Fixed income securities gains, net		1,256		195

Net losses		$(33,172)		$(280,106)

ZIONS BANCORPORATION AND SUBSIDIARIES

Gains and losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

Securities with a carrying value of $1.7 billion at March 31, 2010 and $1.8 billion at December 31, 2009 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

In October 2009, a hedge fund made offers to the preferred shareholders (“equity holders”) of four CDOs in which the Company held senior debt. The offers sought to induce the equity holders, in exchange for payments to be made outside of the CDO, to approve sales to the hedge fund of substantial amounts of performing collateral at deeply discounted prices. Such sales, if consummated, would be detrimental to the interests of the more senior tranches of the CDO.

The equity holders in one of the CDOs agreed to the proposed offer from the hedge fund, while the other three offers were not accepted. Our exposure to securities issued by the sole CDO with the accepted offer was $6.4 million of carrying value at March 31, 2010. This amount could be adversely affected if the sale of the performing collateral at significant discounts to fair value were to be permitted.

Certain holders, including the Company, of the more senior tranches of the CDO objected to the offer and the CDO trustee filed an interpleader action in the United States District Court for the Southern District of New York to resolve the validity of the offer. In the interim, the performing collateral will not be sold. As of March 31, 2010, the litigation was ongoing. The Company believes it has a substantial legal basis to block any such sales.

We do not expect that the ultimate judicial determination will permit the proposed sales, which would be in contravention of the terms of the governing agreements and of the seniority concepts within the CDO. We have not found that sufficient information was available to market participants at either the balance sheet date or filing date of the accompanying financial statements to support the expectation of an adverse outcome. As a result, we have not adjusted the projected cash flows at March 31, 2010 of the exposed CDO.

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We record all derivatives on the balance sheet at fair value in accordance with ASC 815, Derivatives and Hedging. See Note 8 for a discussion of the determination of fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. In previous periods, we used fair value hedges to manage interest rate exposure to certain long-term debt. During the first quarter of 2009, we terminated all fair value hedges and are amortizing their remaining balances into earnings, as discussed subsequently.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are recorded in OCI and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings.

No derivatives have been designated for hedges of investments in foreign operations.

ZIONS BANCORPORATION AND SUBSIDIARIES

We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows on the derivative hedging instrument with the changes in fair value or cash flows on the designated hedged item or transaction. For derivatives not designated as accounting hedges, changes in fair value are recognized in earnings.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information with respect to notional amounts and recorded gross fair values at March 31, 2010 and 2009, and the related gain (loss) of derivative instruments for the three months then ended is summarized as follows (in thousands):

				Three Months Ended March 31, 2010
				Amount of derivative gain (loss) recognized/reclassified
	March 31, 2010			OCI	Reclassified from AOCI to interest income	Noninterest income		Offset to interest expense
		Fair value
	Notional amount	Other assets	Other liabilities
Derivatives designated as hedging instruments under ASC 815
Asset derivatives
Cash flow hedges[1]:
Interest rate swaps	$620,000	$40,809	$–	$5,147	$17,703
Interest rate floors	150,000	3,586	–	1,681	806
Terminated swaps and floors						$3,897

	770,000	44,395	–	6,828	18,509	3,897	[3]
Liability derivatives
Fair value hedges:
Long-term debt								$979

Total derivatives designated as hedging instruments	770,000	44,395	–	6,828	18,509	3,897		979

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	192,024	3,785	3,861			(268)
Interest rate swaps for customers[2]	3,060,042	70,031	71,853			(1,368)
Energy commodity swaps for customers[2]	99,015	11,008	10,924			(205)
Basis swaps	300,000	200	–			258
Futures contracts	2,565,000	–	–			109

Total derivatives not designated as hedging instruments	6,216,081	85,024	86,638			(1,474)

Total derivatives	$6,986,081	$129,419	$86,638	$6,828	$18,509	$2,423		$979

ZIONS BANCORPORATION AND SUBSIDIARIES

				Three Months Ended March 31, 2009
				Amount of derivative gain (loss) recognized/reclassified
	March 31, 2009			OCI	Reclassified from AOCI to interest income	Noninterest income		Offset to interest expense
		Fair value
	Notional amount	Other assets	Other liabilities

Derivatives designated as hedging instruments under ASC 815
Asset derivatives
Cash flow hedges[1]:
Interest rate swaps	$2,030,000	$191,554	$–	$12,795	$29,741
Interest rate floors	230,000	7,190	–	577	1,387

	2,260,000	198,744	–	13,372	31,128	$–	[3]
Liability derivatives
Fair value hedges:
Long-term debt								$12,903

Total derivatives designated as hedging instruments	2,260,000	198,744	–	13,372	31,128			12,903

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	242,948	6,891	5,881			942
Interest rate swaps for customers[2]	2,913,355	100,158	101,318			4,136
Energy commodity swaps for customers[2]	430,282	34,746	34,722			298
Basis swaps	1,420,000	–	8,233			1,881
Futures contracts	–	–	–			9

Total derivatives not designated as hedging instruments	5,006,585	141,795	150,154			7,266

Total derivatives	$7,266,585	$340,539	$150,154	$13,372	$31,128	$7,266		$12,903

Note: These tables are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
[3]

Amounts for 2010 and 2009 of $3,897 and $0, respectively, which reflect the acceleration of OCI amounts reclassified to income that related to previously terminated hedges, together with the reclassification amounts of $18,509 and $31,128, or a total of $22,406 and $31,128, are the amounts of reclassification included in the changes in OCI presented in Note 6.

At March 31, the fair values of derivative assets and liabilities were reduced by net credit valuation adjustments of $2.5 million and $0.6 million in 2010, and $6.7 million and $4.0 million in 2009, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

Fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) have been offset against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. In the balance sheet, cash collateral was used to reduce recorded amounts of derivative assets and liabilities by $1.8 million and $8.0 million at March 31, 2010, and $41.9 million and $17.2 million at March 31, 2009.

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

Futures contracts are primarily highly liquid exchange-traded federal funds futures contracts that are traded to manage interest rate risk on certain CDO securities. These contracts are executed to convert three- and six-month fixed cash flows into cash flows that vary with daily fluctuations in interest rates. These transactions are cash settled daily.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized generally on a straight-line basis to interest income or expense over the period to their previously stated maturity dates.

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following March 31, 2010, we estimate that additional projected gains of $28 million and accretion/amortization of $34 million, or a total of $62 million, will be reclassified.

6.	DEBT AND SHAREHOLDERS’ EQUITY

During the first quarter of 2010, we issued one-year senior medium-term notes totaling approximately $55 million, with maturities in February and March 2011 and interest rates at 5.75% and 5.00%, respectively. Also issued were an additional $41 million of the 7.75% unsecured senior notes issued during the fourth quarter of 2009 that are due September 23, 2014.

Also during the first quarter of 2010, we sold a total of 7,741,740 shares of common stock for $152.3 million (average price of $19.67). The issuance of 1,480,150 shares, or $27.3 million, completed a $250 million common equity distribution program that commenced September 17, 2009. The remaining 6,261,590 shares, or $125.0 million, related to another $250 million common equity distribution program commenced on March 1, 2010. Net of commissions and fees, the total sales added $149.9 million to common stock during the quarter.

On March 30, 2010, we completed our offer commenced on March 1, 2010 to exchange any and all of the Company’s currently outstanding nonconvertible subordinated debt into shares of common stock. We issued 2,165,391 shares, or $46.9 million net of commissions and fees, in exchange for $55.6 million of debt. The net pretax gain on subordinated debt exchange included in the statement of income was approximately $14.5 million, and represented the difference between the carrying value of the debt exchanged and the fair value of the common stock issued, net of commissions and fees. The number of shares issued was determined using an exchange ratio based on a common stock price of $22.5433 per share, which was calculated based on the defined weighted average price of our common stock for each of the five consecutive days ending on the March 24, 2010 expiration date.

On March 15, 2010, $21.0 million of convertible subordinated debt was converted into a total of $24.6 million, or 21,034 shares, of the Company’s Series C preferred stock under the Company’s debt modification program. The conversion included the transfer from common stock to preferred stock of approximately $3.6 million of the intrinsic value of the beneficial conversion feature. The beneficial conversion feature was established as part of the common stock balance when we modified certain subordinated debt in June 2009. Accelerated discount amortization on the converted debt increased interest expense during the first quarter of 2010 by approximately $11.2 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes the changes in accumulated other comprehensive income (loss) included in shareholders’ equity (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total

Three Months Ended March 31, 2010:
Balance, December 31, 2009	$(462,412)	$68,059	$(42,546)	$(436,899)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains, net of income tax expense of $6,470	10,565			10,565
Reclassification for net losses included in earnings, net of income tax benefit of $11,486	18,521			18,521
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $6,620	(10,687)			(10,687)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $24	39			39
Net unrealized losses, net of reclassification to earnings of $22,406 and income tax benefit of $5,862		(9,716)		(9,716)

Other comprehensive income (loss)	18,438	(9,716)	–	8,722

Balance, March 31, 2010	$(443,974)	$58,343	$(42,546)	$(428,177)

Three Months Ended March 31, 2009:
Balance, December 31, 2008	$(248,871)	$196,656	$(46,743)	$(98,958)
Cumulative effect of change in accounting principle, adoption of new OTTI guidance in ASC 320	(137,462)			(137,462)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $50,008	(83,553)			(83,553)
Reclassification for net losses included in earnings, net of income tax benefit of $24,732	38,862			38,862
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $33,014	(49,928)			(49,928)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $611	896			896
Net unrealized gains, net of reclassification to earnings of $31,128 and income tax benefit of $7,172		(10,584)		(10,584)

Other comprehensive loss	(93,723)	(10,584)	–	(104,307)

Balance, March 31, 2009	$(480,056)	$186,072	$(46,743)	$(340,727)

7.	INCOME TAXES

During the first quarter of 2010, we surrendered certain bank-owned life insurance contracts and incurred taxes and penalties of approximately $34.2 million, which were included in income taxes in the statement of income. The tax rate for the first quarter of 2010 was mainly impacted by lower taxable income, which increased the proportion of nontaxable income to income before income taxes.

ZIONS BANCORPORATION AND SUBSIDIARIES

8.	FAIR VALUE

Fair Value Measurements

Effective for the first quarter of 2010, we adopted Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. This new accounting guidance under ASC 820, Fair Value Measurements and Disclosures, was issued by the FASB on January 21, 2010. The additional disclosures required about fair value measurements include, among other things, (1) the amounts and reasons for certain significant transfers among the three hierarchy levels of inputs, (2) the gross, rather than net, basis for certain Level 3 roll-forward information, (3) use of a “class” basis rather than a “major category” basis for assets and liabilities, and (4) valuation techniques and inputs used to estimate Level 2 and Level 3 fair value measurements. The following information incorporates these new disclosure requirements except for the Level 3 roll-forward information which is not required until the first quarter of 2011.

Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, a hierarchy has been established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Available-for-sale and trading

AFS and trading investment securities are fair valued under Level 1 using quoted market prices when available for identical securities. When quoted prices are not available, fair values are determined under Level 2 using quoted prices for similar securities or independent pricing services that incorporate observable market data when possible. The largest portion of AFS securities include certain CDOs backed by trust preferred securities issued by banks and insurance companies and, to a lesser extent, by REITs. These securities are fair valued primarily under Level 3.

U.S. Treasury, agencies and corporations

Valuation inputs utilized by the independent pricing service for those U.S. Treasury, agency and corporation securities under Level 2 include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and reference data including market research publications. Also included are data from the vendor trading platform.

Municipal securities

Valuation inputs utilized by the independent pricing services for those municipal securities under Level 2 include the same inputs used for U.S. Treasury, agency and corporation securities. Also included are reported trades and material event notices from the Municipal Securities Rulemaking Board, plus new issue data. Municipal securities under Level 3 are fair valued similar to the auction rate securities discussed subsequently.

Trust preferred collateralized debt obligations

Substantially all the CDO portfolio is fair valued under Level 3 using an income-based cash flow modeling approach incorporating several methodologies that primarily include internal and third party models. The model used for estimating the fair value of bank and insurance trust preferred CDOs remains the same as disclosed in the Company’s 2009 Annual Report on Form 10-K. Each quarter we seek to identify actual trades of securities in this asset class to determine whether the comparability of the security and the orderliness of the trades would make such reported price suitable for inclusion as or consideration in our fair value estimates in accordance with ASU 2010-06.

A licensed third party cash flow model, which requires the Company to input its own default assumptions, is used to estimate fair values of bank and insurance trust preferred CDOs. For privately owned banks, we utilize a statistical regression of quarterly regulatory ratios that we have identified as predictive of future bank failures to create a credit-specific probability of default (“PD”) for each issuer. The inputs and regression formula are updated quarterly to include the most recent available financial ratios and to utilize those financial ratios which have best predicted bank failures during this credit cycle (“ratio-based approach”).

For publicly traded banks, we first utilize a licensed third party proprietary reduced form model derived using logistic regression on a historical default database to produce PDs. This model requires equity valuation related inputs (along with other macro and issuer-specific inputs) to produce PDs, and therefore cannot be used for privately owned banks.

Nearly all of the failures within our predominantly bank CDO pools have come from those banks that have previously deferred the payment of interest on their trust preferred securities. The terms of the securities within the CDO pools generally allow for deferral of current interest for five years without causing default.

We have found that for public deferring banks, the ratio-based approach generally resulted in higher PDs than did the licensed third party proprietary reduced model for banks that subsequently failed. To better project publicly traded bank failures, we utilize the higher of the PDs from our ratio-based approach and those from the licensed third party model for public deferring banks.

ZIONS BANCORPORATION AND SUBSIDIARIES

After identifying collateral level PDs, we modify the PDs of deferring collateral by a calibration adjustment. The licensed third party cash flow model then projects the expected cash flows for CDO tranches. Estimates of expected loss for the individual pieces of underlying collateral are aggregated to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO. The presence of OTTI is identified and the amount of the credit component of OTTI is calculated by discounting the resulting loss-adjusted cash flows at each tranche’s coupon rate and comparing that value to the Company’s amortized cost of the tranche. The fair value of each tranche is determined by discounting its resultant loss-adjusted cash flows with appropriate current market-based discount rates.

The discount rate assumption used for valuation purposes for each CDO tranche is derived from trading yields on publicly traded trust preferred securities and projected PDs on the underlying issuers. The data set includes a publicly traded trust preferred security which is in deferral with regard to the payment of current interest. The discount margins on the traded securities, including the deferring security, are used to determine a relationship between the discount margin and expected losses, which relationship is then applied to the CDOs.

For the quarter ending March 31, 2010, the Company utilized a discount rate range of LIBOR+3.75% for the highest quality/most over-collateralized tranches and LIBOR+23.7% for the lowest credit quality tranche in order to reflect market level assumptions for structured finance securities. In addition, in order to acknowledge the greater uncertainty in the cash flows of those junior trust preferred CDO tranches that are “PIKing” (capitalizing interest), the Company utilized a discount rate of at least LIBOR+13% using the forward LIBOR curve. These discount rates are in addition to the credit related discounts applied to the cash flows for each tranche. The range of the projected cumulative credit loss of the CDO pools varies extensively across pools and ranges between 7.8% and 83.3%.

CDO tranches with greater uncertainty in their cash flows are discounted at higher rates than those that market participants would use for tranches with more stable expected cash flows (e.g., as a result of more subordination and/or better credit quality in the underlying collateral). The high end of the discount margin spectrum was applied to tranches in which minor changes in future default assumptions produced substantial deterioration in tranche cash flows. These discount rates are applied to credit-stressed cash flows, which constitute each tranche’s expected cash flows; discount rates are not applied to a hypothetical contractual cash flow.

Certain REIT and ABS CDOs are fair valued by third party services using their proprietary models. These models utilize relevant data assumptions, which we evaluate for reasonableness. These assumptions include but are not limited to discount rates, PDs, loss-given-default rates, over-collateralization levels, and rating transition probability matrices from rating agencies. Key assumptions are included subsequently. The model prices obtained from third party services were evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data which included third party and internal model results and valuations.

Auction rate securities

Auction rate securities are fair valued using a market approach based on various market data inputs, including AAA municipal and corporate bond yield curves, credit ratings and leverage of each closed-end fund, and market yields for municipal bonds and commercial paper.

ZIONS BANCORPORATION AND SUBSIDIARIES

Private equity investments

Private equity investments valued under Level 2 on a recurring basis are investments in partnerships that invest in financial institutions. Fair values are determined under the equity method from net asset values provided by the partnerships. Private equity investments valued under Level 3 on a recurring basis are recorded initially at acquisition cost, which is considered the best indication of fair value unless there have been material subsequent positive or negative developments that justify an adjustment in the fair value estimate. Subsequent adjustments to recorded fair values are based as necessary on current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors.

Derivatives

Derivatives are fair valued according to their classification as either exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives consist of forward currency exchange contracts that have been fair valued under Level 1 because they are traded in active markets. OTC derivatives consist of interest rate swaps and options as well as energy commodity derivatives for customers. These derivatives are fair valued under Level 2 using third party services. Observable market inputs include yield curves (the LIBOR swap curve and applicable basis swap curves), foreign exchange rates, commodity prices, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These adjustments are determined generally by applying a credit spread for the counterparty or the Company as appropriate to the total expected exposure of the derivative. Amounts disclosed in the following schedule include the foreign currency exchange contracts that are not included in Note 5 in accordance with ASC 815. The amounts are also presented net of the cash collateral offsets discussed in Note 5.

Securities sold, not yet purchased

Securities sold, not yet purchased are fair valued under Level 1 when quoted prices are available for the securities involved. Those under Level 2 are fair valued similar to trading account investment securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Assets and liabilities measured at fair value by class on a recurring basis, including one security in 2009 elected under the fair value option, are summarized as follows at March 31, 2010 and 2009 (in thousands):

	March 31, 2010
	Level 1	Level 2	Level 3	Total

ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$26,635	$1,400,403		$1,427,038
Municipal securities		171,773	$63,206	234,979
Asset-backed securities:
Trust preferred – banks and insurance		1,671	1,351,269	1,352,940
Trust preferred – real estate investment trusts			23,854	23,854
Auction rate			156,795	156,795
Other (including ABS CDOs)		13,962	57,373	71,335
Mutual funds and stock	163,329	6,828		170,157

	189,964	1,594,637	1,652,497	3,437,098
Trading account		50,698		50,698
Other noninterest-bearing investments:
Private equity		5,605	161,884	167,489
Other assets:
Derivatives:
Interest rate related and other		48,375		48,375
Interest rate swaps for customers		70,031		70,031
Energy commodity swaps for customers		9,258		9,258
Foreign currency exchange contracts	3,725			3,725

	3,725	127,664		131,389

	$193,689	$1,778,604	$1,814,381	$3,786,674

LIABILITIES
Securities sold, not yet purchased		$47,890		$47,890
Other liabilities:
Derivatives:
Interest rate related and other		3,935		3,935
Interest rate swaps for customers		71,853		71,853
Energy commodity swaps for customers		2,948		2,948
Foreign currency exchange contracts[1]	$3,657			3,657

	3,657	78,736		82,393
Other			$553	553

	$3,657	$126,626	$553	$130,836

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2009
	Level 1	Level 2	Level 3		Total

ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$26,513	$1,439,327			$1,465,840
Municipal securities		175,219	$68,641		243,860
Asset-backed securities:
Trust preferred – banks and insurance		1,330	897,650		898,980
Trust preferred – real estate investment trusts			21,019		21,019
Auction rate			177,880		177,880
Other (including ABS CDOs)		24,051	65,293		89,344
Mutual funds and stock	186,074	3,791			189,865

	212,587	1,643,718	1,230,483		3,086,788
Trading account		65,149	49	[1]	65,198
Other noninterest-bearing investments:
Private equity		31,505	150,504		182,009
Other assets:
Derivatives	6,671	298,764			305,435

	$219,258	$2,039,136	$1,381,036		$3,639,430

LIABILITIES
Securities sold, not yet purchased		$39,892			$39,892
Other liabilities:
Derivatives	$6,483	132,956			139,439
Other			$136		136

	$6,483	$172,848	$136		$179,467

[1]	Elected under fair value option, as discussed subsequently.

Selected additional information regarding key model inputs and assumptions used to fair value certain asset-backed securities by class under Level 2 and Level 3 include the following at March 31, 2010 (dollars in thousands):

	Fair value at March 31, 2010		Valuation approach	Constant default rate (“CDR”)		Loss severity	Prepayment rate

Asset-backed securities:
Trust preferred – banks	$1,144,699		Income	Pool specific	[3]	100%	0% for 5 years; 2% for years 6 to maturity
Trust preferred – insurance	381,107		Income	Pool specific	[4]	100%	7.5% per year
Trust preferred – individual	23,445		Market

	1,549,251	[1]
Trust preferred – real estate investment trusts	23,854		Income	Pool specific	[5]	10-100%	0% per year
Other (including ABS CDOs)	88,666	[2]	Income	Collateral specific	[6]	35-100%	Collateral weighted average life

[1]	Includes $1,352.9 million of AFS securities and $196.3 million of HTM securities.
[2]	Includes $71.3 million of AFS securities and $17.3 million of HTM securities.
[3]	CDR ranges: yr 1 – 0.52% to 24.2%; yrs 2-5 – 0.22% to 1.65%; yrs 6 to maturity – 0.05% to 0.41%.
[4]	CDR ranges: yr 1 – 0.67% to 3.7%; yrs 2-5 – 0.49% to 0.73%; yrs 6 to maturity – 0.10% to 0.16%.
[5]	CDR ranges: yr 1 – 2.50% to 7.1%; yrs 2-3 – 2.60% to 5.50%; yrs 4-10 – 1.0%; thereafter – 0.50%.
[6]	These are predominantly ABS CDOs whose collateral is rated. CDR and loss severities are built up from the loan level and vary by collateral ratings, asset class, and vintage.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following presents the percentage of total fair value of bank trust preferred CDOs by vintage year (origination date) according to original rating (dollars in thousands):

	Fair value at
Vintage	March 31,	Percentage of total fair value
year	2010	AAA	A	BBB
2001	$122,784	14%	3%	2%
2002	265,545	28%	12%	0%
2003	427,051	38%	35%	53%
2004	202,096	9%	40%	8%
2005	18,051	1%	2%	7%
2006	62,402	4%	8%	30%
2007	46,770	6%	0%	0%

	$1,144,699	100%	100%	100%

The following reconciles the beginning and ending balances of assets and liabilities for the three months ended March 31, 2010 and 2009 that are measured at fair value by class on a recurring basis using Level 3 inputs (in thousands):

	Level 3 Instruments
	Three Months Ended March 31, 2010
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Other liabilities

Balance at January 1, 2010	$64,314	$1,359,444	$24,018	$159,440	$62,430	$158,941	$(522)
Total net gains (losses) included in:
Statement of income[2]:
Dividends and other investment income (loss)						(1,021)
Equity securities gains, net						210
Fixed income securities gains, net	29	587		227	355
Net impairment losses on investment securities		(27,226)	(2,082)		(1,944)
Other noninterest expense							(31)
Other comprehensive income (loss)	(102)	19,886	1,868	773	5,551
Purchases, sales, issuances, and settlements, net	(1,035)	(1,422)	50	(3,645)	(9,019)	3,754

Balance at March 31, 2010	$63,206	$1,351,269	$23,854	$156,795	$57,373	$161,884	$(553)

	Level 3 Instruments
	Three Months Ended March 31, 2009
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Trading account[1]	Private equity investments	Other liabilities

Balance at January 1, 2009	$–	$659,253	$23,897	$1,710	$65,557	$956	$143,511	$(527)
Total net gains (losses) included in:
Statement of income[2]:
Dividends and other investment income (loss)							(89)
Fair value and nonhedge derivative income (loss)						(907)
Equity securities gains, net							109
Net impairment losses on investment securities		(6,563)	(48,915)		(927)
Valuation losses on securities purchased	(4,184)	(172,729)	(8,945)	(14,532)
Other noninterest expense								391
Other comprehensive income (loss)	(1)	(128,517)	29,982	(1)	10
Fair value of HTM securities transferred to AFS		36,014			3,210
Purchases, sales, issuances, and settlements, net	69,551	510,192	25,000	185,523	(2,557)		6,973
Net transfers in (out)	3,275			5,180

Balance at March 31, 2009	$68,641	$897,650	$21,019	$177,880	$65,293	$49	$150,504	$(136)

[1]	Elected under fair value option, as discussed subsequently.
[2]	All amounts are unrealized except for realized gains of $0.9 million in 2010 and $0.3 million in 2009 included in dividends and other investment income (loss).

ZIONS BANCORPORATION AND SUBSIDIARIES

Assets with fair value changes during the periods indicated that are measured at fair value by class on a nonrecurring basis are summarized as follows (in thousands):

					Gains (losses) from fair value changes
	Fair value at March 31, 2010				Three months ended
	Level 1	Level 2	Level 3	Total	March 31, 2010

ASSETS
HTM securities adjusted for OTTI			$3,767	$3,767	$(12)
Loans held for sale		$16,158		16,158	–
Impaired loans		343,002		343,002	(72,017)
Other real estate owned		84,204		84,204	(8,139)

	$–	$443,364	$3,767	$447,131	$(80,168)

					Gains (losses) from fair value changes
	Fair value at March 31, 2009				Three months ended
	Level 1	Level 2	Level 3	Total	March 31, 2009

ASSETS
HTM securities adjusted for OTTI			$61,180	$61,180	$(17,706)	[1]
Loans held for sale		$43,922		43,922	60
Impaired loans		309,876		309,876	(57,387)
Other real estate owned		30,986		30,986	(11,178)

	$–	$384,784	$61,180	$445,964	$(86,211)

[1]	An additional $76.7 million pretax loss was recognized in OCI.

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

Fair Value Option

ASC 825, Financial Instruments, allows for the option to report certain financial assets and liabilities at fair value initially and at subsequent measurement dates with changes in fair value included in earnings. The fair value option may be applied instrument by instrument, but is on an irrevocable basis. The one AFS REIT trust preferred CDO security indicated previously was sold in December 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

Fair Value of Certain Financial Instruments

Following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	March 31, 2010		March 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial assets:
HTM investment securities	$867,335	$820,689	$1,648,971	$1,361,460
Loans and leases (including loans held for sale), net of allowance	37,599,917	37,199,150	41,186,660	40,519,516

Financial liabilities:
Time deposits	5,003,362	5,058,224	7,759,879	7,913,320
Foreign deposits	1,647,898	1,649,308	2,214,981	2,215,924
FHLB advances and other borrowings	190,952	193,416	557,335	564,083
Long-term debt (less fair value hedges)	1,984,865	2,489,404	2,512,164	1,905,593

This summary excludes financial assets and liabilities for which carrying value approximates fair value. For financial assets, these include cash and due from banks and money market investments. For financial liabilities, these include demand, savings, and money market deposits, federal funds purchased, and security repurchase agreements. The estimated fair value of demand, savings, and money market deposits is the amount payable on demand at the reporting date. Carrying value is used because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately. Also excluded from the summary are financial instruments recorded at fair value on a recurring basis, as previously described.

The fair value of loans is estimated by discounting future cash flows on “pass” grade loans using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated “life-of-the-loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are highly judgmental because the Company does not have a validated model to estimate lifetime credit losses on large portions of its loan portfolio. The estimate of lifetime credit losses is adjusted quarterly as necessary to reflect the most recent loss experience during the current prolonged cycle of economic weakness. Impaired loans are not included in this credit adjustment as they are already considered to be held at fair value. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio.

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

9.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The following are guarantees issued by the Company (in thousands):

	March 31, 2010	December 31, 2009

Standby letters of credit:
Financial	$1,039,787	$1,071,851
Performance	205,717	182,423

	$1,245,504	$1,254,274

The Company’s 2009 Annual Report on Form 10-K contains further information about these letters of credit including their terms and collateral requirements. At March 31, 2010, the carrying value recorded by the Company as a liability for these guarantees was $6.1 million.

As of March 31, 2010, the Parent has guaranteed approximately $300.1 million of debt of affiliated trusts issuing trust preferred securities.

10.	RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans (in thousands):

	Pension benefits		Supplemental retirement benefits		Postretirement benefits
	Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009

Service cost	$53	$76	$–	$–	$9	$9
Interest cost	2,161	2,216	171	165	10	16
Expected return on plan assets	(2,053)	(1,765)
Settlement loss			15
Amortization of prior service cost (credit)			31	31	(61)	(61)
Amortization of net actuarial (gain) loss	1,488	1,642	20	(7)	(37)	(49)

Net periodic benefit cost (credit)	$1,649	$2,169	$237	$189	$(79)	$(85)

As disclosed in the Company’s 2009 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

11.	OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of March 31, 2010, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 106 branches in Utah and 27 branches in Idaho. CB&T operates 106 branches in California. Amegy operates 84 branches in Texas. NBA operates 75 branches in Arizona. NSB operates 56 branches in Nevada. Vectra operates 37 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. Additionally, Zions Bank, CB&T, Amegy, NBA, Vectra, and TCBW each operate a foreign branch in the Grand Cayman Islands.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended March 31, 2010 and 2009:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

CONDENSED INCOME STATEMENT
Net interest income	$180.3	$154.3	$113.4	$112.6	$100.4	$92.4	$45.2	$47.1	$36.1	$34.0
Provision for loan losses	87.1	65.0	41.9	34.8	50.8	45.5	21.2	51.9	52.7	89.3

Net interest income after provision for loan losses	93.2	89.3	71.5	77.8	49.6	46.9	24.0	(4.8)	(16.6)	(55.3)
Impairment losses investment securities:
Impairment losses investment securities	–	(6.4)	–	(52.2)	–	–	–	–	–	(9.3)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	–	3.9	–	42.3	–	–	–	–	–	8.3

Net impairment losses on investment securities	–	(2.5)	–	(9.9)	–	–	–	–	–	(1.0)
Loss on sale of investment securities to Parent	(54.8)	–	–	–	–	–	–	–	–	–
Valuation losses on securities purchased	–	(191.3)	–	–	–	(7.5)	–	–	–	–
Gain on subordinated debt exchange	–	–	–	–	–	–	–	–	–	–
Other noninterest income	44.2	67.5	26.3	23.5	35.3	41.5	7.5	14.5	9.4	11.2
Noninterest expense	129.3	118.8	75.3	64.1	74.8	74.9	39.7	42.2	36.5	38.8
Impairment loss on goodwill	–	–	–	–	–	633.3	–	–	–	–

Income (loss) before income taxes	(46.7)	(155.8)	22.5	27.3	10.1	(627.3)	(8.2)	(32.5)	(43.7)	(83.9)
Income tax expense (benefit)	3.0	(62.9)	12.6	10.3	2.3	0.4	(3.2)	(12.9)	(15.4)	(29.4)

Net income (loss)	(49.7)	(92.9)	9.9	17.0	7.8	(627.7)	(5.0)	(19.6)	(28.3)	(54.5)
Net income (loss) applicable to noncontrolling interests	0.1	–	–	–	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	(49.8)	(92.9)	9.9	17.0	7.8	(627.7)	(5.0)	(19.6)	(28.3)	(54.5)
Preferred stock dividends	–	–	–	(0.9)	–	(0.5)	–	–	–	–

Net earnings (loss) applicable to common shareholders	$(49.8)	$(92.9)	$9.9	$16.1	$7.8	$(628.2)	$(5.0)	$(19.6)	$(28.3)	$(54.5)

AVERAGE BALANCE SHEET DATA
Total assets	$18,813	$21,031	$11,044	$10,572	$11,435	$12,344	$4,444	$4,849	$4,104	$4,104
Total securities	1,947	1,686	292	713	595	642	205	201	345	175
Net loans and leases	13,818	14,531	8,828	8,247	8,232	8,979	3,527	4,056	2,703	3,201
Allowance for loan losses	362	220	227	119	397	128	196	123	293	87
Goodwill, core deposit and other intangibles	20	20	395	399	683	1,324	17	22	9	8
Noninterest-bearing demand deposits	2,424	2,107	3,038	2,500	4,103	2,868	1,043	891	1,137	919
Total deposits	13,965	16,369	9,688	8,381	9,095	8,814	3,712	3,918	3,464	3,548
Shareholder’s equity:
Preferred equity	460	250	262	157	390	80	404	430	360	268
Common equity	1,292	1,058	1,135	1,107	1,439	2,051	232	355	283	261
Noncontrolling interests	1	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,753	1,309	1,397	1,264	1,829	2,131	636	785	643	529

(In millions)	Vectra		TCBW		Other		Consolidated Company
	2010	2009	2010	2009	2010	2009	2010	2009

CONDENSED INCOME STATEMENT
Net interest income	$27.3	$23.5	$7.4	$8.3	$(54.8)	$2.6	$455.3	$474.8
Provision for loan losses	8.9	8.9	2.9	2.2	0.1	–	265.6	297.6

Net interest income after provision for loan losses	18.4	14.6	4.5	6.1	(54.9)	2.6	189.7	177.2
Impairment losses investment securities:
Impairment losses investment securities	(0.3)	(23.3)	–	–	(48.3)	(74.4)	(48.6)	(165.6)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	0.1	21.4	–	–	17.2	7.0	17.3	82.9

Net impairment losses on investment securities	(0.2)	(1.9)	–	–	(31.1)	(67.4)	(31.3)	(82.7)
Loss on sale of investment securities to Parent	–	–	–	–	54.8	–	–	–
Valuation losses on securities purchased	–	–	–	–	–	(1.6)	–	(200.4)
Gain on subordinated debt exchange	–	–	–	–	14.5	–	14.5	–
Other noninterest income	8.7	6.8	0.5	1.1	(7.5)	(28.2)	124.4	137.9
Noninterest expense	21.7	22.5	4.2	4.4	7.6	10.5	389.1	376.2
Impairment loss on goodwill	–	–	–	–	–	0.7	–	634.0

Income (loss) before income taxes	5.2	(3.0)	0.8	2.8	(31.8)	(105.8)	(91.8)	(978.2)
Income tax expense (benefit)	6.2	(1.4)	0.2	0.9	(34.4)	(56.7)	(28.7)	(151.7)

Net income (loss)	(1.0)	(1.6)	0.6	1.9	2.6	(49.1)	(63.1)	(826.5)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(3.0)	(0.5)	(2.9)	(0.5)

Net income (loss) applicable to controlling interest	(1.0)	(1.6)	0.6	1.9	5.6	(48.6)	(60.2)	(826.0)
Preferred stock dividends	–	–	–	–	(26.3)	(24.9)	(26.3)	(26.3)

Net earnings (loss) applicable to common shareholders	$(1.0)	$(1.6)	$0.6	$1.9	$(20.7)	$(73.5)	$(86.5)	$(852.3)

AVERAGE BALANCE SHEET DATA
Total assets	$2,410	$2,626	$825	$835	$(1,523)	$(961)	$51,552	$55,400
Total securities	262	262	166	196	482	611	4,294	4,486
Net loans and leases	1,959	2,050	575	590	62	127	39,704	41,781
Allowance for loan losses	74	29	14	7	2	2	1,565	715
Goodwill, core deposit and other intangibles	–	–	–	–	2	8	1,126	1,781
Noninterest-bearing demand deposits	620	446	207	192	(28)	(18)	12,544	9,905
Total deposits	1,993	2,096	617	573	(691)	(1,570)	41,843	42,129
Shareholder’s equity:
Preferred equity	65	10	15	–	(447)	388	1,509	1,583
Common equity	201	190	70	75	(423)	(164)	4,229	4,933
Noncontrolling interests	–	–	–	–	15	27	16	28
Total shareholder’s equity	266	200	85	75	(855)	251	5,754	6,544

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

•	the Company’s ability to successfully execute its business plans, manage its risks, and achieve its objectives;

•

changes in political and economic conditions, including without limitation the political and economic effects of the current economic crisis, delay of recovery from the current economic crisis, and other major developments, including wars, military actions and terrorist attacks;

•

changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;

•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, including availability, market liquidity levels, and pricing;

•	changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

•	acquisitions and integration of acquired businesses;

•	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the 2009 Annual Report on Form 10-K of Zions Bancorporation filed with the Securities and Exchange Commission (“SEC”) and available at the SEC’s Internet site (http://www.sec.gov).

Except to the extent required by law, the Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

ZIONS BANCORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2009 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company reported a net loss applicable to common shareholders of $86.5 million or $0.57 per diluted share for the first quarter of 2010 compared to a net loss applicable to common shareholders of $852.3 million or $7.47 per diluted share for the first quarter of 2009. The improved result is primarily due to a $634.0 million decrease in impairment loss on goodwill, a $200.4 million decrease in valuation losses on securities purchased, a $51.4 million decrease in impairment losses on investment securities, a $32.1 million decrease in the provision for loan losses, and a $22.0 million reduction in the net provision for unfunded lending commitments, partially offset by a $123.1 million decrease in income tax benefit.

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on interest-bearing assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income for the first quarter of 2010 decreased 4.1% to $461.0 million compared with $480.7 million for the comparable period of 2009. This decrease reflects the impact of lower earning assets, higher nonperforming assets, and increased discount amortization on convertible subordinated debt, partially offset by a lower cost of funding. Lower earning assets resulted from continued loan charge-offs, classification as nonaccrual, and pay-downs in a period of continued weak demand for new loans.

By its nature, net interest income is especially vulnerable to changes in the mix and amounts of interest-earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities significantly impact net interest income. See “Interest Rate and Market Risk Management” for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and associated risk.

A gauge that we use to measure the Company’s success in managing its net interest income is the level and stability of the net interest margin. The net interest margin was 4.03% for the first quarter of 2010 compared to 3.94% for the first quarter of 2009 and 3.81% for fourth quarter of 2009. The increase for the first quarter of 2010 compared to the first quarter of 2009 and the fourth quarter of 2009 was primarily due to reduced rates on interest-bearing deposits, lower balances of higher cost deposits and other borrowings, and higher balances of noninterest-bearing deposits. These were partially offset by reduced yields and lower balances on earning assets, the discount amortization related to the convertible subordinated debt, and the accelerated discount amortization of $11.2 million caused by the conversion of $21 million of convertible subordinated debt into preferred stock.

The spread on average interest-bearing funds for the first quarter of 2010 was 3.57%, which increased from 3.54% for the first quarter of 2009 and from 3.34% for the fourth quarter of 2009. The spread on average interest-bearing funds for the first quarter of 2010 was positively impacted by the same factors that improved the net interest margin.

The net interest margin will continue to be adversely affected in future quarters due to the level of nonperforming assets and the amortization of debt discounts related to the debt modification transactions that occurred in 2009. These transactions resulted in a discount on the modified convertible subordinated debt, which as of March 31, 2010 was $590 million. This discount is 52% of the total $1,125 million of convertible subordinated notes and will be amortized as interest expense over the remaining life of the debt using the interest method. If debt holders exercise their option to convert debt to preferred stock in future periods, the amortization of the discount will be accelerated at the time of conversion.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company expects to continue its efforts over the long run to maintain a slightly “asset-sensitive” position with regard to interest rate risk. However, because of the current low interest rate environment the Company has allowed its balance sheet to become more asset-sensitive than has historically been the case. With interest rates at historically low levels, there is a reduced need to protect against falling interest rates. Our estimates of the Company’s actual rate risk position are highly dependent upon changes in both short-term and long-term interest rates, account balance fluctuations, modeling assumptions, and the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in the Company’s 2009 Annual Report on Form 10-K in Interest Rate Risk on page 117 and in this filing in “Interest Rate Risk.”

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

ASSETS
Money market investments	$2,227,181	$1,439	0.26%	$2,961,701	$3,376	0.46%
Securities:
Held-to-maturity	864,021	10,356	4.86%	1,786,617	28,546	6.48%
Available-for-sale	3,378,930	23,619	2.83%	2,643,327	24,285	3.73%
Trading account	51,330	475	3.75%	56,106	571	4.13%

Total securities	4,294,281	34,450	3.25%	4,486,050	53,402	4.83%

Loans held for sale	179,433	2,363	5.34%	244,687	2,756	4.57%
Loans:
Net loans and leases excluding FDIC-supported loans [2]	38,310,187	528,360	5.59%	41,383,829	579,020	5.67%
FDIC-supported loans	1,393,775	19,202	5.59%	397,412	7,043	7.19%

Total loans and leases	39,703,962	547,562	5.59%	41,781,241	586,063	5.69%

Total interest-earning assets	46,404,857	585,814	5.12%	49,473,679	645,597	5.29%

Cash and due from banks	1,280,013			1,364,473
Allowance for loan losses	(1,565,136)			(714,642)
Goodwill	1,015,161			1,654,222
Core deposit and other intangibles	110,754			126,759
Other assets	4,306,119			3,495,184

Total assets	$51,551,768			$55,399,675

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$5,842,531	$5,160	0.36%	$4,529,097	$5,799	0.52%
Money market	16,515,285	31,229	0.77%	17,480,861	68,754	1.60%
Time under $100,000	2,365,645	8,380	1.44%	3,103,857	21,793	2.85%
Time $100,000 and over	2,911,319	8,817	1.23%	4,753,453	33,486	2.86%
Foreign	1,663,380	2,490	0.61%	2,356,293	7,400	1.27%

Total interest-bearing deposits	29,298,160	56,076	0.78%	32,223,561	137,232	1.73%

Borrowed funds:
Securities sold, not yet purchased	50,243	531	4.29%	33,469	439	5.32%
Federal funds purchased and security repurchase agreements	1,137,716	556	0.20%	2,333,675	1,850	0.32%
Commercial paper	11,185	59	2.14%	3,383	14	1.68%
FHLB advances and other borrowings:
One year or less	141,018	1,921	5.52%	935,108	3,717	1.61%
Over one year	15,693	196	5.07%	127,942	1,803	5.72%
Long-term debt	2,028,912	65,496	13.09%	2,659,678	19,872	3.03%

Total borrowed funds	3,384,767	68,759	8.24%	6,093,255	27,695	1.84%

Total interest-bearing liabilities	32,682,927	124,835	1.55%	38,316,816	164,927	1.75%

Noninterest-bearing deposits	12,544,442			9,905,091
Other liabilities	570,028			633,412

Total liabilities	45,797,397			48,855,319
Shareholders’ equity:
Preferred equity	1,509,197			1,583,659
Common equity	4,229,021			4,932,977

Controlling interest shareholders’ equity	5,738,218			6,516,636
Noncontrolling interests	16,153			27,720

Total shareholders’ equity	5,754,371			6,544,356

Total liabilities and shareholders’ equity	$51,551,768			$55,399,675

Spread on average interest-bearing funds			3.57%			3.54%
Taxable-equivalent net interest income and net yield on interest-earning assets		$460,979	4.03%		$480,670	3.94%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level based upon the inherent risks associated with unfunded lending commitments. The reserve for unfunded lending commitments is separately included with other liabilities in the balance sheet. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company’s various portfolios, the levels of actual charge-offs, and statistical trends and other economic factors. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowance for loan and lease losses and the reserve for unfunded lending commitments.

The provision for loan losses for the first quarter of 2010 was $265.6 million compared to $297.6 million for the first quarter of 2009, and is 32.0% lower than the fourth quarter 2009 provision of $390.7 million. The decrease in the provision reflected, in part, diminished growth in problem credits from the fourth quarter of 2009.

Net loan and lease charge-offs were $227.1 million (2.37% annualized of average loans excluding FDIC-supported loans) in the first quarter of 2010, compared to $151.7 million (1.47% annualized of average loans excluding FDIC-supported loans) in the first quarter of 2009. Net charge-offs in the first quarter of 2010 were 22.3% lower than the $292.1 million (2.98% annualized of average loans excluding FDIC-supported loans) reported in the fourth quarter of 2009. The fourth quarter net charge-offs also included a $39.3 million recovery from a single loan. The reduction in net charge-offs from the fourth quarter of 2009 related mainly to commercial real estate construction and land development loans. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details.

During the first quarter of 2010, the Company released $20.1 million from the reserve for unfunded lending commitments due primarily to a lower level of such commitments. For the first and fourth quarters of 2009, the provision amounted to $1.8 million and $19.2 million, respectively. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuation due to changes in the timing and volume of loan commitments, originations, and fundings, and due to changes in the creditworthiness of borrowers with unfunded commitments.

Although credit quality continues to be a concern, many, but not all, measures of credit quality generally showed some improvement or signs of stabilizing during the quarter, but with significant variations among geographies and loan types.

Noninterest Income

For the first quarter of 2010, noninterest income was $107.6 million compared to a loss $145.3 million for the first quarter of 2009. The improvement is primarily due to a $200.4 million decrease in valuation losses on securities purchased, a $51.4 million decrease in net impairment losses on investment securities, and a $14.5 million gain on subordinated debt exchange recognized in the first quarter of 2010. Other significant changes in income that contributed to the change for the first quarter of 2010 are discussed below.

Capital markets and foreign exchange income for the first quarter of 2010 decreased by 35.3% to $8.5 million from the $13.2 million earned during the first quarter of 2009. The decrease is primarily due to lower trading income caused by differences in interest rate spreads in the debt markets.

Fair value and nonhedge derivative income was $2.2 million for the first quarter of 2010 compared to $4.0 million for the first quarter of 2009. The decline is attributable to nonhedge basis swaps and derivative credit adjustments, partially offset by the acceleration of OCI amounts reclassified to income, which related to terminated hedges.

ZIONS BANCORPORATION AND SUBSIDIARIES

Net losses from equity securities were $3.2 million (primarily due to losses on venture fund investments) for the first quarter of 2010 compared to $2.8 million of net gains for the first quarter of 2009. Net gains recognized during the first quarter of 2009 included a $2.7 million gain on the sale of a stock investment.

The Company recognized net impairment losses on investment securities of $31.3 million during the first quarter of 2010 compared to $82.7 million and $99.3 million during the first and fourth quarters of 2009, respectively. The total impairment loss for the first quarter of 2010 was $48.6 million and included $17.3 million of noncredit-related OTTI which was charged against OCI. These OTTI losses were for certain CDOs, including bank and insurance CDOs, ABS CDOs, and REIT trust preferred CDOs. See “Investment Securities Portfolio” for additional information.

During the first quarter of 2010, the Company exchanged $55.6 million of nonconvertible subordinated debt for 2,165,391 shares of common stock, resulting in a $14.5 million gain.

Noninterest Expense

Noninterest expense for the first quarter of 2010 amounted to $389.1 million, an increase of 3.4% from $376.2 million for the first quarter of 2009. The increase is primarily due to a $14.3 million increase in other real estate expense, a $10.0 million increase in FDIC premiums, and a $10.6 million increase in other expenses, partially offset by a $22.0 million decrease in the provision for unfunded lending commitments.

Salaries and employee benefits were $204.3 million for the first quarter of 2010, essentially unchanged compared to $204.2 million for the first quarter 2009.

During the first quarter of 2010 other real estate expense increased to $32.7 million compared to $18.3 million in the first quarter of 2009. The increase is primarily due to increased OREO balances and write downs resulting from declining property values, mainly in Utah, Nevada, California, and Texas.

FDIC premiums increased to $24.2 million, or 70.8%, during the first quarter of 2010 when compared to $14.2 million in the first quarter of 2009. The increase is due to increases in FDIC premium rates which became effective during 2009. We expect this expense to remain elevated during future reporting periods.

The provision for unfunded lending commitments decreased by $22.0 million during the first quarter of 2010 when compared to the first quarter of 2009. During the first quarter of 2010, the Company released $20.1 million of reserves for unfunded lending commitments due to reduced levels of such commitments.

Other noninterest expense was $64.0 million for the first quarter of 2010, compared to $53.4 million during the comparable period in 2009. Most of the increase is caused by expenses arising from real estate credit workout activities.

At March 31, 2010, the Company had 10,505 full-time equivalent employees, compared to 10,942 at March 31, 2009.

Income Taxes

The Company’s income tax benefit for the first quarter of 2010 was $28.6 million compared to an income tax benefit of $151.7 million for the same period in 2009. The effective income tax rates, including the effects of noncontrolling interests, for the first three months of 2010 and 2009 were 32.2% and 15.5%, respectively. The lower tax rate in the first quarter of 2009 compared to the first quarter of 2010 is mainly due to the impact of nondeductible goodwill impairment charges in 2009. The tax rate for the first quarter of 2010 was mainly impacted by lower taxable income, which increased the proportion of nontaxable income to income before income taxes. This increased benefit was reduced by the taxable surrender of certain bank-owned life insurance policies during the first quarter of 2010. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $1.5 million for both the first three months of 2010 and 2009, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company had a net deferred tax asset (“DTA”) balance of $533 million at March 31, 2010 compared to $498 million at December 31, 2009. The increase in the DTA has arisen primarily from excess loan loss provisions, interest collected on nonaccrual loans and impairment losses on investment securities. The Company did not record a valuation allowance for GAAP purposes as of March 31, 2010. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to carryback net operating losses to prior tax periods, tax planning strategies that are prudent and feasible and current forecasts of future taxable income, including the reversal of deferred tax liabilities (“DTLs”), which can absorb losses generated in or carried forward to a particular tax year. After evaluating all of the factors and considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that a valuation allowance is not needed. In addition, the Company continues to pursue strategies which may have the effect of mitigating the future possibility of a DTA valuation allowance.

ZIONS BANCORPORATION AND SUBSIDIARIES

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets, while keeping nonearning assets at a minimum. Interest earning assets consist of money market investments, securities, loans, and leases.

Average interest-earning assets decreased by 6.2% to $46.4 billion for the first three months of 2010 compared to $49.5 billion for the same period in 2009. Average interest-earning assets as a percentage of total average assets for the first three months of 2010 was 90.0% compared to 89.3% for the comparable period of 2009.

Average money market investments, consisting of interest-bearing deposits and commercial paper, federal funds sold and security resell agreements, decreased by 24.8% to $2.2 billion for the first three months of 2010 compared to $3.0 billion for the same period of 2009. Average securities decreased by 4.3%, and average net loans and leases decreased by 5.0% for the first three months of 2010 compared to the first three months of 2009. These fluctuations are a reflection of decreased customer demand for new and refinanced loans.

Investment Securities Portfolio

We invest in securities both to generate revenues for the Company and to manage liquidity. The following schedules present a profile of the Company’s investment portfolios at March 31, 2010, December 31, 2009, and March 31, 2009, with asset-backed securities classified by credit ratings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security and credit impairment losses. The estimated fair value measurement levels and methodology are discussed in detail in Note 8 of the Notes to Consolidated Financial Statements.

The first two tables present the Company’s asset-backed securities, classified by the highest of the ratings and the lowest of the ratings from any of Moody’s Investors Service, Fitch Ratings or Standard & Poors. During the first three months of 2010, the Company continued to observe a wide variance of ratings on these securities between the various rating agencies.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT HIGHEST CREDIT RATING*

As of March 31, 2010

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

Held-to-maturity:
Municipal securities	$605	$603	$–	$603	$4	$607
Asset-backed securities:
Trust preferred securities – predominately bank
Noninvestment grade	63	63	(7)	56	(7)	49
Noninvestment grade – OTTI/PIK’d [2]	27	26	(4)	22	(13)	9

	90	89	(11)	78	(20)	58

Trust preferred securities – predominately insurance
A rated	10	10	(1)	9	(1)	8
BBB rated	17	17	(2)	15	(3)	12
Noninvestment grade	149	149	(12)	137	(19)	118

	176	176	(15)	161	(23)	138

Other
AAA rated	4	3	–	3	–	3
BBB rated	21	19	–	19	(8)	11
Noninvestment grade – OTTI/PIK’d [2]	12	8	(4)	4	–	4

	37	30	(4)	26	(8)	18

	908	898	(30)	868	(47)	821

Available-for-sale:
U.S. Treasury securities	28	28	–	28		28
U.S. Government agencies and corporations:
Agency securities	224	224	7	231		231
Agency guaranteed mortgage-backed securities	370	372	11	383		383
Small Business Administration loan-backed securities	752	798	(13)	785		785
Municipal securities	237	230	5	235		235
Asset-backed securities:
Trust preferred securities – predominately bank
AAA rated	66	66	(8)	58		58
AA rated	309	203	37	240		240
A rated	277	235	(28)	207		207
BBB rated	206	199	(57)	142		142
Noninvestment grade	233	201	(54)	147		147
Noninvestment grade – OTTI/PIK’d 2	995	770	(477)	293		293

	2,086	1,674	(587)	1,087		1,087

Trust preferred securities – predominately insurance
AAA rated	5	5	–	5		5
AA rated	103	95	(1)	94		94
Not rated	1	–	–	–		–
Noninvestment grade	194	195	(51)	144		144

	303	295	(52)	243		243

Trust preferred securities – single banks
A rated	1	1	–	1		1
Not rated	25	25	(3)	22		22

	26	26	(3)	23		23

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(2)	14		14
Noninvestment grade – OTTI/PIK’d [2]	70	38	(28)	10		10

	95	54	(30)	24		24

Auction rate securities
AAA rated	167	153	1	154		154
BBB rated	3	3	–	3		3

	170	156	1	157		157

Other
AAA rated	32	30	(6)	24		24
AA rated	16	16	(2)	14		14
A rated	3	2	–	2		2
Not rated	25	25	(17)	8		8
Noninvestment grade	6	5	(2)	3		3
Noninvestment grade – OTTI/PIK’d [2]	97	38	(18)	20		20

	179	116	(45)	71		71

	4,470	3,973	(706)	3,267		3,267

Other securities:
Mutual funds and stock	170	170	–	170		170

	4,640	4,143	(706)	3,437		3,437

Total	$5,548	$5,041	$(736)	$4,305	$(47)	$4,258

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the highest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have OTTI and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT LOWEST CREDIT RATING*

As of March 31, 2010

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

Held-to-maturity:
Municipal securities	$605	$603	$–	$603	$4	$607
Asset-backed securities:
Trust preferred securities – predominately bank
Noninvestment grade	63	63	(7)	56	(7)	49
Noninvestment grade – OTTI	27	26	(4)	22	(13)	9

	90	89	(11)	78	(20)	58

Trust preferred securities – predominately insurance
Noninvestment grade	176	176	(15)	161	(23)	138

	176	176	(15)	161	(23)	138

Other
A rated	4	3	–	3	–	3
Noninvestment grade	21	19	–	19	(8)	11
Noninvestment grade – OTTI/PIK’d [2]	12	8	(4)	4	–	4

	37	30	(4)	26	(8)	18

	908	898	(30)	868	(47)	821

Available-for-sale:
U.S. Treasury securities	28	28	–	28		28
U.S. Government agencies and corporations:
Agency securities	224	224	7	231		231
Agency guaranteed mortgage-backed securities	370	372	11	383		383
Small Business Administration loan-backed securities	752	798	(13)	785		785
Municipal securities	237	230	5	235		235
Asset-backed securities:
Trust preferred securities – predominately bank
AA rated	33	33	(3)	30		30
A rated	116	90	2	92		92
BBB rated	253	179	22	201		201
Noninvestment grade	689	602	(131)	471		471
Noninvestment grade – OTTI/PIK’d 2	995	770	(477)	293		293

	2,086	1,674	(587)	1,087		1,087

Trust preferred securities – predominately insurance
AAA rated	5	5	–	5		5
AA rated	71	64	1	65		65
A rated	32	31	(2)	29		29
Not rated	1	–	–	–		–
Noninvestment grade	194	195	(51)	144		144

	303	295	(52)	243		243

Trust preferred securities – single banks
BBB rated	1	1	–	1		1
Not rated	25	25	(3)	22		22

	26	26	(3)	23		23

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(2)	14		14
Noninvestment grade – OTTI/PIK’d [2]	70	38	(28)	10		10

	95	54	(30)	24		24

Auction rate securities
AAA rated	160	147	1	148		148
BBB rated	3	3	–	3		3
Noninvestment grade	7	6	–	6		6

	170	156	1	157		157

Other
AAA rated	30	28	(6)	22		22
AA rated	16	16	(2)	14		14
A rated	5	4	–	4		4
Not rated	25	25	(17)	8		8
Noninvestment grade	6	5	(2)	3		3
Noninvestment grade – OTTI/PIK’d [2]	97	38	(18)	20		20

	179	116	(45)	71		71

	4,470	3,973	(706)	3,267		3,267

Other securities:
Mutual funds and stock	170	170	–	170		170

	4,640	4,143	(706)	3,437		3,437

Total	$5,548	$5,041	$(736)	$4,305	$(47)	$4,258

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the lowest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have OTTI and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2009			March 31, 2009
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value

Held-to-maturity:
Municipal securities	$606	$606	$609	$680	$680	$678
Asset-backed securities:
Trust preferred securities – banks and insurance	265	239	208	1,225	884	628
Trust preferred securities – real estate investment trusts	–	–	–	36	27	18
Other	30	25	16	76	58	37

	$901	$870	$833	$2,017	$1,649	$1,361

Available-for-sale:
U.S. Treasury securities	$26	$26	$26	$27	$28	$28
U.S. Government agencies and corporations:
Agency securities	243	249	249	305	308	308
Agency guaranteed mortgage-backed securities	374	385	385	465	474	474
Small Business Administration loan-backed securities	782	768	768	682	656	656
Municipal securities	237	242	242	241	243	243
Asset-backed securities:
Trust preferred securities – banks and insurance	2,023	1,361	1,361	1,236	900	900
Trust preferred securities – real estate investment trusts	56	24	24	59	21	21
Auction rate securities	160	160	160	178	178	178
Other	127	77	77	124	89	89

	4,028	3,292	3,292	3,317	2,897	2,897

Other securities:
Mutual funds and stock	364	364	364	190	190	190

	4,392	3,656	3,656	3,507	3,087	3,087

Total	$5,293	$4,526	$4,489	$5,524	$4,736	$4,448

The amortized cost of investment securities on March 31, 2010 decreased by 4.8% and 8.7% from the balance on December 31, 2009, and March 31, 2009, respectively. Most of the change from December 31, 2009 to March 31, 2010 was due to a reduction in mutual funds and stock.

On March 31, 2010, 5.5% of the $3.4 billion of fair value of available-for-sale securities portfolio was valued at Level 1, 46.4% was valued at Level 2, and 48.1% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $2,369 million and the fair value of these securities was $1,652 million. The securities valued at Level 3 were comprised of ABS CDOs and auction rate securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at the end of the first quarter was $717 million. As of March 31, 2010, we believe that we will receive on settlement or maturity the amortized cost amounts of the Level 3 available-for-sale securities for which no OTTI has been recognized.

ZIONS BANCORPORATION AND SUBSIDIARIES

Valuation and Sensitivity Analysis of Level 3 Bank and Insurance CDOs

The following schedule sets forth the sensitivity of the current CDO fair values, using an internal model, to changes in the most significant assumptions utilized in the model:

SENSITIVITY OF BANK AND INSURANCE CDO VALUATIONS TO ADVERSE

CHANGES IN CURRENT MODEL KEY VALUATION ASSUMPTIONS

		Bank and insurance CDOs at Level 3
(Amounts in millions)		Held-to-maturity		Available-for-sale

Fair value balance at March 31, 2010		$196		$1,322

Expected collateral credit losses [1]

		Incremental	Cumulative	Incremental	Cumulative
Weighted average:
Loss percentage from currently defaulted or deferring collateral [2]			4.0%		20.3%
Projected loss percentage from currently performing collateral
1-year		0.9%	4.9%	1.1%	21.4%
years 2-5		2.4%	7.2%	2.2%	23.5%
years 6-30		3.0%	10.2%	2.8%	26.3%
Decrease in fair value due to increase in projected loss percentage from currently performing collateral [3]	25%	$(0.1)		$(12.8)
	50%	(0.3)		(25.6)
	100%	(1.7)		(51.6)

Discount rate [4]
Weighted average spread over LIBOR		535 bp		712 bp
Decrease in fair value due to increase in discount rate	+ 100bp	$(16.5)		$(110.1)
	+ 200bp	(31.1)		(206.5)

[1]	The Company uses an expected credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation.
[2]

Weighted average percentage of collateral that is defaulted due to bank failures or deferring payment as allowed under the terms of the security, including a 0% recovery rate on defaulted collateral and a credit specific probability of default on deferring collateral which ranges from 6.77% to 100%.

[3]

Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30 year losses of 29.4% =26.3% + 50% (1.1%+2.2%+2.8%) and 32.4% = 26.3% + 100% (1.1%+2.2%+2.8%) respectively.

[4]	The discount rate is a spread over the LIBOR swap yield curve at the date of valuation.

The first quarter sensitivity analysis of valuation assumptions was adversely impacted due to changes the Company experienced in the loss percentage from currently defaulted or deferring collateral and favorable changes in future incremental projected credit losses. The changes were driven by loss experience due to default as well as future loss projections from previously performing institutions electing to defer current interest payments. This was partially offset by improvements in the financial ratios of certain institutions.

The following schedules provide additional information on the below-investment-grade rated bank and insurance trust preferred CDOs portion of the AFS and HTM portfolios with aggregate data on those securities which have been determined to not have OTTI at March 31, 2010 and those which have been determined to be other-than-temporarily impaired at or prior to March 31, 2010. The schedules utilize the lowest rating to identify those securities below investment grade. The schedules segment the securities by original ratings level to provide granularity on the seniority level of the securities and the distribution of unrealized losses, and on pool-level performance and projections. The best and worst pool-level statistic for each original ratings subgroup is presented, not the best and worst single security within the original ratings grouping. The number of issuers and number of currently performing issuers noted in the later schedule are from the same security. The remaining statistics may not be from the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company’s loss and recovery experience as of March 31, 2010 is essentially a 100% loss on defaults, although we have, to date, received a few, small recoveries on defaults. Our experience with deferring collateral has been that of all collateral that has elected to defer beginning in 2007, 45% has defaulted and approximately 55% remains within the allowable deferrable period. While two issuing banks have come current and resumed interest payments on their trust preferred securities after previously deferring some payments, the debt aggregates to significantly less than 1% of all deferrals. Further details on the Company’s valuation process are detailed in Note 8 of the Notes to Consolidated Financial Statements.

The following schedules reflect data and assumptions that are included in the calculations of fair value and OTTI.

BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOS BY ORIGINAL RATINGS LEVEL

As of March 31, 2010

(Amounts in millions)	Number of securities	% of portfolio	Total				Average holding [1]
			Par value	Amortized cost	Estimated Fair Value	Unrealized gain (loss)	Par value	Amortized cost	Estimated Fair Value	Unrealized gain (loss)

Original ratings of securities, non-OTTI:
Original AAA	22	31.9%	$684.3	$597.6	$467.2	$(130.4)	$29.8	$26.0	$20.3	$(5.7)
Original A	24	25.0%	535.0	535.0	349.0	(186.0)	16.7	16.7	10.9	(5.8)
Original BBB	6	2.7%	58.5	58.4	31.8	(26.6)	9.7	9.7	5.3	(4.4)

Total Non-OTTI		59.6%	1,277.8	1,191.0	848.0	(343.0)

Original ratings of securities, OTTI:
Original AAA	1	2.3%	50.0	43.4	30.9	(12.5)	50.0	43.4	30.9	(12.5)
Original A	38	34.4%	737.7	573.1	214.7	(358.4)	15.1	11.7	4.4	(7.3)
Original BBB	9	3.7%	78.4	24.6	10.7	(13.9)	8.7	2.7	1.2	(1.5)

Total OTTI		40.4%	866.1	641.1	256.3	(384.8)

Total noninvestment grade bank and insurance CDOs		100.0%	$2,143.9	$1,832.1	$1,104.3	$(727.8)

[1]	The Company may have more than one holding of the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED

BANK AND INSURANCE TRUST PREFERRED CDOS

As of March 31, 2010

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing [1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as a % of performing collateral [4]		Collateralization %[5]		Present value of expected cash flows discounted at coupon rate as a % of par [6]		Lifetime additional projected loss from performing collateral [7]

Original ratings of securities, Non-OTTI:
Original AAA
Best	BB	49	43	4.94%	1.52%	71.98%		551.93%		100%		3.40%
Weighted average		88	63	13.83%	15.53%	32.58%		236.50%		99%	[8]	6.84%
Worst	CCC	16	8	23.79%	26.44%	13.92%		146.95%		96%	[8]	21.70%

Original A
Best	BB	36	36	–	–	21.38%		305.93%		100%		4.49%
Weighted average		43	39	2.86%	5.66%	7.98%		128.56%		100%		6.28%
Worst	C	6	4	14.50%	18.08%	-9.85%	[9]	67.73%	[10]	100%		14.25%

Original BBB
Best	B	36	36	–	–	15.06%		362.21%		100%		4.59%
Weighted average		17	16	0.62%	4.07%	7.57%		234.92%		100%		5.88%
Worst	C	43	39	3.01%	7.87%	-1.26%	[9]	77.97%		100%		6.63%

Original ratings of securities, OTTI:
Original AAA
Single security	B	43	30	12.39%	17.46%	31.01%		252.51%		87%		6.41%

Original A
Best	CC	43	35	–	–	37.27%		159.42%		100%		0.98%
Weighted average		18	12	12.70%	15.75%	-14.61%		61.88%		80%		6.08%
Worst	C	5	2	19.00%	28.66%	-55.21%		-11.12%		42%		8.49%

Original BBB
Best	C	39	30	2.99%	9.78%	-8.62%		76.65%		87%		3.31%
Weighted average		43	30	11.41%	18.95%	-18.56%		-168.45%		44%		6.73%
Worst	C	37	22	16.76%	28.66%	-25.64%		-456.80%		1%		8.49%

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
[2]	Collateral is identified as defaulted when a regulator closes an issuing bank.
[3]	Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
[4]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 6.77% to 100% dependent on credit for each deferring piece of collateral. “Subordination” in the schedule includes the effects of seniority level within the CDOs’ liability structure, the Company’s loss and recovery rate assumption for deferring but not defaulted collateral and a 0% recovery rate for defaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is either senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of (i) 100% of the defaulted collateral and (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral.

[5]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 6.77% to 100% dependent on credit for each deferring piece of collateral. “Collateralization” in the schedule identifies the portion of a CDO tranche that is backed by nondefaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is senior to our security’s priority level. The denominator is the par amount of the tranche. Par is defined as the original par less any principal paydowns.

[6]	For OTTI securities, this statistic approximates the extent of OTTI credit losses taken.
[7]

This is the same statistic presented in the sensitivity schedule on page 45 and incorporated in the fair value and OTTI calculations. The statistic is the sum of incremental projected loss percentages from currently paying collateral for year one, years two through five and years six through thirty.

[8]	Although cash flows project a return of less than par, they project full recovery of amortized cost and therefore no OTTI exists.
[9]	Negative subordination is projected to be remedied by excess spread prior to maturity.
[10]	Collateralization shortfall is projected to be remedied by excess spread prior to maturity.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other-than-Temporary Impairment (“OTTI”) – Investments in Debt Securities

We review investments in debt securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, estimated credit impairment, if any, fair value in relationship to cost, the extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of amortized cost which may be maturity, and other factors. For securities where an internal income-based cash flow model or third party valuation service produces a loss- adjusted expected cash flow for the security, the presence of OTTI is identified and the amount of the credit component of OTTI is calculated by discounting this loss-adjusted cash flow at the security’s coupon rate and comparing that value to the Company’s amortized cost of the security.

The Company incurred $31.3 million of credit-related OTTI charges recorded in earnings and $17.3 million pretax of OTTI related to illiquidity recorded in OCI during the first quarter of 2010. The securities deemed to have OTTI were primarily collateralized by bank and insurance trust preferred debt. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

Loan Portfolio

As of March 31, 2010, net loans and leases were $39.0 billion, reflecting a 6.6% and a 2.9% decrease from March 31, 2009 and December 31, 2009, respectively. Excluding FDIC-supported loans from acquisitions of failed banks, net loans and leases at March 31, 2010 decreased approximately $3.4 billion or 8.3% when compared to March 31, 2009. The decrease is due to pay-downs, charge-offs, and a lower demand for new loans.

The following table sets forth the loan portfolio by type of loan:

	March 31, 2010		December 31, 2009		March 31, 2009
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans

Commercial lending:
Commercial and industrial	$9,578	24.5%	$9,922	24.6%	$10,958	26.2%
Leasing	442	1.1%	466	1.2%	401	1.0%
Owner occupied	8,457	21.6%	8,752	21.7%	8,769	20.9%

Total commercial lending	18,477		19,140		20,128

Commercial real estate:
Construction and land development	5,060	12.9%	5,552	13.8%	7,265	17.3%
Term	7,524	19.2%	7,255	18.0%	6,559	15.7%

Total commercial real estate	12,584		12,807		13,824

Consumer:
Home equity credit line	2,121	5.4%	2,135	5.3%	2,058	4.9%
1-4 family residential	3,584	9.2%	3,642	9.0%	3,817	9.1%
Construction and other consumer real estate	403	1.0%	459	1.1%	666	1.6%
Bankcard and other revolving plans	314	0.8%	341	0.8%	327	0.8%
Other	279	0.7%	293	0.7%	358	0.8%

Total consumer	6,701		6,870		7,226

Foreign loans	58	0.2%	65	0.2%	43	0.1%

FDIC-supported loans [1]	1,321	3.4%	1,445	3.6%	661	1.6%

Total loans	$39,141	100.0%	$40,327	100.0%	$41,882	100.0%

[1]	FDIC-supported loans represent loans acquired from the FDIC subject to loss sharing agreements.

ZIONS BANCORPORATION AND SUBSIDIARIES

The loan portfolio contraction during the first three months of 2010 was concentrated primarily in commercial construction and land development principally at Amegy, NBA, NSB, and CB&T, and secondarily in commercial lending principally at Zions Bank, CB&T, NBA, Amegy and Vectra.

Although we actively continue to originate loans, loan demand has remained weak mainly due to the current weak and uncertain economic environment. Pay-downs, charge-offs, and other reductions continue to more than offset new loan originations. We expect that construction and land development, as well as commercial and industrial loans may continue to decline, as they have during recent quarters.

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	March 31, 2010	December 31, 2009	March 31, 2009

Bank-owned life insurance	$450	$620	$628
Federal Home Loan Bank stock	136	136	126
Federal Reserve stock	122	122	86
SBIC investments [1]	65	65	66
Non-SBIC investment funds and other	89	102	101
Investments in ADC arrangements [2]	18	19	18
Other public companies	16	22	13
Trust preferred securities	14	14	14

	$910	$1,100	$1,052

[1]	Amounts include noncontrolling investors’ interests in Zions’ managed SBIC investments of approximately $15 million, $18 million and $26 million as of the respective dates.
[2]

Investments in Acquisition Development and Construction (“ADC”) arrangements are loans that do not qualify for loan accounting under GAAP; therefore these loans are accounted for as noninterest-bearing investments.

Bank-owned life insurance decreased by $170 million from December 31, 2009 due to the Company surrendering life insurance contracts during the first quarter of 2010. This was a part of our strategy to become more asset sensitive and to increase liquidity at the affiliate banks.

Deposits

Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first three months of 2010 decreased by 0.7% compared to the same period in 2009, with average interest-bearing deposits decreasing 9.1% and average noninterest-bearing deposits increasing 26.6%. The decline in interest-bearing deposits resulted from actions by the Company to reduce higher cost deposits, including time- and brokered deposits. Core deposits, which exclude time deposits larger than $100,000 and brokered deposits, increased by 1.6% or $604 million from December 31, 2009.

Demand, savings and money market deposits comprised 84.2% of total deposits at the end of the first quarter of 2010, compared with 82.6% and 77.0% as of December 31, 2009 and March 31, 2009, respectively.

During the second half of 2008, the Company began increasing brokered deposits to serve as an additional source of liquidity for the Company. However, by the second quarter of 2009, the Company began reducing brokered deposits due to excess liquidity and weak loan demand. At March 31, 2010, total deposits included $1,540 million of brokered deposits compared to $1,608 million at December 31, 2009 and $3,509 million at March 31, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Centralized oversight of credit risk is provided through a uniform credit policy, credit administration, and credit exam functions at the Parent. Effective management of credit risk is essential in maintaining a safe, sound and profitable financial institution. We have structured the organization to separate the lending function from the credit administration function, which has added strength to the control over, and the independent evaluation of, credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio, and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Further, an independent internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to management and to the Credit Review Committee of the Board of Directors. New, expanded, or modified products and services, as well as new lines of business, are approved by a New Product Review Committee at the bank level or Parent level, depending on the inherent risk of the new activity.

Both the credit policy and the credit examination functions are managed centrally. Each affiliate bank is able to modify corporate credit policy to be more conservative; however, corporate approval must be obtained if a bank wishes to create a more liberal policy. Historically, only a limited number of such modifications have been approved. This entire process has been designed to place an emphasis on strong underwriting standards and early detection of potential problem credits so that action plans can be developed and implemented on a timely basis to mitigate any potential losses.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company’s credit risk management strategy includes diversification of its loan portfolio. The Company maintains a diversified loan portfolio, which includes commercial real estate. The Company attempts to avoid the risk of an undue concentration of credits in a particular property type or with an individual customer or counterparty. During 2009, the Company adopted new concentration limits on various types of commercial real estate lending, particularly construction and land development lending, which are contributing to further reducing the Company’s exposure to this type of lending. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries.

The Company’s loan portfolio includes loans which were acquired from failed banks, Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. These include substantial concentrations in California and Nevada, loans with homebuilders and other construction finance loans. Because most of these loans are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets and 95% of the credit losses in excess of those amounts, the Company’s financial exposure to losses from these assets is substantially limited. FDIC-supported loans represent approximately 3.4% of the Company’s total loan portfolio.

The credit quality of the Company’s loan portfolio began to show some signs of stabilization during the first quarter of 2010. Gross charge-offs declined from $356 million in the fourth quarter of 2009 to $248 million in the first quarter of 2010, while net charge-offs decreased from $292 million to $227 million in the same periods. The annualized ratio of net loan and lease charge-offs, excluding FDIC-supported loans, fell from 2.98% to 2.37% for the same reporting periods.

Loan-to-value (“LTV”) ratios are also a key determinant of credit risk in commercial real estate lending. The Company estimates that the weighted average LTV ratio on the total commercial real estate portfolio on March 31, 2010, was approximately 58.9%. This estimate is based on the most current appraisals, generally obtained as of the date of origination, downgrade, or renewal of the loans. However, continued declines in property values in many of our distressed markets may understate the actual current LTV levels.

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

The Company does not pursue subprime residential mortgage lending, including option ARM and negative amortization loans. It does have approximately $456 million of stated income loans with generally high FICO scores at origination, including “one-time close” loans to finance the construction of a home, which convert into permanent jumbo mortgages. This portfolio began to show significant credit quality deterioration in the second half of 2008. As of March 31, 2010, approximately $78 million of the stated income loans had FICO scores of less than 620, reflecting the current economic environment. These totals exclude held-for-sale loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company is engaged in home equity credit line lending. Approximately $942 million of the Company’s $2.1 billion portfolio is secured by first deeds of trust, while the remaining balance is secured by second liens. We actively monitor our credit risk in this portfolio and as of March 31, 2010, approximately 15.2% of this portfolio was estimated to have loan-to-value ratios above 100%. Of the total home equity credit line portfolio, 0.36% was 90 or more days past due at March 31, 2010 as compared to 0.42% as of December 31, 2009. The annualized credit losses for this portfolio were 127 basis points for the three months ended March 31, 2010. During the first quarter of 2010, the Company did not modify any home equity credit line loans. The Company requires appraisals for all real estate collateral-dependent loans at the time of origination and when adverse credit events occur.

A more comprehensive discussion of our credit risk management is contained in the Company’s 2009 Annual Report on Form 10-K.

Commercial Real Estate Loans

Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan Type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash- ington	Other [1]	Total	% of total CRE

Commercial term
Balance outstanding	3/31/10	$1,014.1	389.0	1,795.7	776.0	518.7	1,091.0	728.1	197.1	1,014.4	7,524.1	59.8%
% of loan type		13.5%	5.2%	23.9%	10.3%	6.9%	14.5%	9.7%	2.6%	13.4%	100.0%
Delinquency rates [2]:
30-89 days	3/31/10	2.0%	2.9%	2.4%	6.2%	3.0%	3.2%	4.0%	0.7%	10.9%	4.2%
	12/31/09	1.8%	2.4%	2.4%	7.6%	1.4%	4.3%	2.4%	0.3%	9.2%	4.0%
≥ 90 days	3/31/10	1.2%	1.4%	1.8%	5.2%	0.8%	2.4%	2.0%	0.3%	7.1%	2.8%
	12/31/09	1.4%	1.6%	1.6%	3.9%	0.8%	3.3%	1.1%	–	5.6%	2.5%
Accruing loans past due
90 days or more	3/31/10	$3.0	–	1.4	–	–	–	–	–	1.4	5.8
	12/31/09	1.2	–	0.6	0.5	–	1.2	0.6	–	2.6	6.7

Nonaccrual loans	3/31/10	12.1	8.5	39.6	81.4	11.6	61.7	25.2	1.9	81.5	323.5
	12/31/09	14.5	6.5	30.3	60.9	6.5	36.3	10.0	1.4	62.1	228.5

Residential construction and land development
Balance outstanding	3/31/10	$273.4	37.1	141.0	109.0	170.6	495.7	319.9	24.4	139.0	1,710.1	13.6%
% of loan type		16.0%	2.2%	8.2%	6.4%	10.0%	29.0%	18.7%	1.4%	8.1%	100.0%
Delinquency rates [2]:
30-89 days	3/31/10	31.5%	20.5%	8.9%	37.7%	3.9%	21.0%	24.6%	–	15.1%	20.9%
	12/31/09	20.9%	8.3%	6.2%	18.0%	12.7%	14.2%	20.1%	0.2%	15.8%	15.5%
≥ 90 days	3/31/10	15.4%	12.6%	2.1%	5.8%	3.7%	7.3%	18.8%	–	12.3%	10.3%
	12/31/09	17.9%	8.3%	4.6%	5.6%	11.1%	7.3%	19.7%	–	6.9%	11.3%
Accruing loans past due
90 days or more	3/31/10	$4.6	1.4	–	–	0.6	0.3	–	–	5.5	12.4
	12/31/09	6.2	–	–	–	–	0.1	1.9	–	0.1	8.3

Nonaccrual loans	3/31/10	65.8	4.4	24.2	63.6	6.8	102.3	111.8	–	23.6	402.5
	12/31/09	66.2	4.8	33.7	44.5	23.0	103.4	100.1	–	19.8	395.5

Commercial construction and land development
Balance outstanding	3/31/10	$379.7	87.1	329.4	390.2	211.0	1,227.8	429.6	92.3	203.2	3,350.3	26.6%
% of loan type		11.3%	2.6%	9.8%	11.7%	6.3%	36.6%	12.8%	2.8%	6.1%	100.0%
Delinquency rates [2]:
30-89 days	3/31/10	13.1%	10.5%	3.1%	18.1%	6.5%	9.1%	10.2%	17.2%	10.0%	10.3%
	12/31/09	12.9%	–	3.9%	23.4%	7.9%	9.4%	14.5%	24.6%	4.1%	11.3%
≥ 90 days	3/31/10	8.4%	–	3.1%	15.7%	1.3%	5.2%	6.1%	–	5.6%	6.2%
	12/31/09	7.3%	–	3.0%	19.1%	1.6%	5.5%	7.7%	–	4.1%	6.9%
Accruing loans past due
90 days or more	3/31/10	$16.2	–	0.2	–	–	–	2.0	–	0.1	18.5
	12/31/09	4.1	–	–	9.1	0.8	0.9	3.0	–	0.1	18.0

Nonaccrual loans	3/31/10	39.6	–	10.1	98.1	2.7	162.7	38.1	–	48.9	400.2
	12/31/09	57.1	–	12.8	107.2	4.7	198.8	37.0	–	11.8	429.4
Total construction and land development	3/31/10	653.1	124.2	470.4	499.2	381.6	1,723.5	749.5	116.7	342.2	5,060.4

Total commercial real estate	3/31/10	$1,667.2	513.2	2,266.1	1,275.2	900.3	2,814.5	1,477.6	313.8	1,356.6	12,584.5	100.0%

[1]	No other geography exceeds $201 million for all three loan types.
[2]	Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Approximately 26.0% of the commercial construction and land development portfolio is designated as acquisition and development. Most of these acquisition and development properties are tied to specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. The owners’ equity is generally expected to be injected prior to bank advances. Remargining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting because it determines the ultimate value of the property and the ability to service debt. Therefore, in most projects (with the exception of multi-family projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service ratio of 1.20.

Although residential construction and development deals with a different product type, many of the requirements previously mentioned, such as credit worthiness of the developer, up-front injection of the developer’s equity, remargining requirements, and the viability of the project are also important in underwriting a residential development loan. Heavy consideration is given to market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections performed by qualified independent inspectors are routinely performed before disbursements are made. Loan agreements generally include limitations on the number of model homes and homes built on a spec basis, with preference given to pre-sold homes.

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

Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls, and on construction projects, independent progress inspection reports. The receipt of these schedules is closely monitored and calculations are made to determine adherence to the covenants set forth in the loan agreement. Additionally, the frequency of loan-by-loan reviews has been increased to a quarterly basis for all commercial and residential construction and land development loans at Zions Bank, California Bank & Trust, Amegy Bank, National Bank of Arizona, Nevada State Bank, and Vectra Bank.

Interest reserves are generally established as an expense item in the budget for real estate construction or development loans. We generally require the borrower to put their total amount of available equity into the project at the inception of the construction. This enables the bank to maximize the amount of equity obtained and control the amount of money set aside to pay interest on the construction loan. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. At any time during the life of the credit that the project is determined not to be viable, the bank discontinues the use of the interest reserve and takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed appropriate. At March 31, 2010, Zions affiliates have 384 loans with an outstanding balance of $887 million where available interest reserves amount to $89 million. In instances where projects have been determined not to be viable, the interest reserves have been frozen.

ZIONS BANCORPORATION AND SUBSIDIARIES

We have not been involved to any meaningful extent with insurance arrangements, credit derivatives, or any other default agreements as a mitigation strategy for commercial real estate loans. However, we do make use of personal or other guarantees as risk mitigation strategies.

The Company periodically stress tests its CRE loan portfolio. This testing is back tested and the results of the testing are reviewed regularly with management, rating agencies and various banking regulators. The stress testing methodology includes a loan-by-loan Monte Carlo simulation, which is an approach that measures potential loss of principal and related revenues. The Monte Carlo simulation stresses the probability of default and loss given default for CRE loans based on a variety of factors including regional economic factors, loan grade, loan-to-value, collateral type, and geography.

Nonperforming Assets

Nonperforming lending related assets include nonaccrual loans and other real estate owned. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Consumer loans are placed on nonaccrual status when the loan is 90 days past due. Generally, closed-end non-real estate secured consumer loans are charged off prior to 120 days past due. Open-end consumer loans adequately secured by real estate are placed on nonaccrual status when the loan is 90 days past due. Open-end credit card consumer loans are charged off when they become 180 days past due. Nonaccrual loans also include nonperforming loans restructured to provide a reduction or deferral of interest or principal payments. This generally occurs when the financial condition of a borrower deteriorates to the point that the borrower needs to be given temporary or permanent relief from the original contractual terms of the loan. During the first quarter of 2010 the Company modified $197 million of CRE loans. Other real estate owned is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

As reflected in the following schedule, the Company’s nonperforming assets as a percentage of net loans and leases and OREO increased during the first quarter of 2010. The percentage was 7.03% at March 31, 2010 (6.42% excluding FDIC-supported assets) compared with 4.15% on March 31, 2009 and 6.79% on December 31, 2009. Total nonperforming lending related assets were $2,785 million at March 31, 2010 ($2,454 million excluding FDIC-supported assets) compared to $1,755 million at March 31, 2009 and $2,769 million at December 31, 2009.

Total nonaccrual loans excluding FDIC-supported loans at March 31, 2010 increased by $666 million from the balances at March 31, 2009, which included increases of $248 million for commercial real estate term loans, $213 million for commercial owner occupied loans, $116 million for commercial and industrial loans, $87 million for commercial construction and land development loans and $22 million for consumer real estate loans. The increase in nonaccrual loans occurred primarily at Amegy, Zions Bank, Vectra, and CB&T. Total nonaccrual loans, excluding FDIC-supported loans, increased by $64 million from December 31, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the Company’s nonperforming lending-related assets:

(Amounts in millions)	March 31, 2010	December 31, 2009	March 31, 2009

Nonaccrual loans	$2,087	$2,023	$1,421
Other real estate owned	367	336	227

Nonperforming lending-related assets, excluding FDIC-supported assets	2,454	2,359	1,648

FDIC-supported nonaccrual loans	284	356	90
FDIC-supported other real estate owned	47	54	17

FDIC-supported nonperforming lending-related assets	331	410	107

Total nonperforming lending-related assets	$2,785	$2,769	$1,755

Nonperforming lending-related assets to net loans [1] and other real estate owned, excluding FDIC-supported assets	6.42%	6.00%	3.96%
Nonperforming lending-related assets to net loans [1] and other real estate owned	7.03%	6.79%	4.15%

Accruing loans past due 90 days or more, excluding FDIC-supported loans	$60	$107	$88
FDIC-supported loans past due 90 days or more	22	56	24
Accruing loans past due 90 days or more to net loans [1], excluding FDIC-supported loans	0.16%	0.27%	0.21%
Accruing loans past due 90 days or more to net loans [1]	0.21%	0.40%	0.27%

Accruing loans past due 30 - 89 days, excluding FDIC-supported loans	$462	$428	$741
FDIC-supported loans past due 30 - 89 days	56	27	40

Restructured loans included in nonaccrual loans	$340	$299	$5
Restructured loans on accrual	211	204	17

[1]	Includes loans held for sale.

Included in nonaccrual loans are loans that we have determined to be impaired. Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all of the amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. The amount of the impairment is measured based on the present value of expected cash flows, the observable fair value of the loan, or the fair value of the collateral securing the loan.

The Company’s total recorded investment in impaired loans was $2,060 million at March 31, 2010, compared with $1,207 million at March 31, 2009 and $1,925 million at December 31, 2009. Estimated losses on impaired loans are included in the allowance for loan losses. At March 31, 2010, the allowance for loan losses included $157 million for impaired loans with a recorded investment of $694 million. At March 31, 2009, the allowance included $100 million for impaired loans with a recorded investment of $427 million. At December 31, 2009 the allowance included $105 million for impaired loans with a recorded investment of $435 million. Most of the increase in impaired loans occurred at Amegy, Zions Bank, and Nevada State Bank, and reflects declining real estate values and soft economic conditions.

ZIONS BANCORPORATION AND SUBSIDIARIES

In addition to the lending related nonperforming assets, the Company also has $195 million in carrying value of investments in debt securities that are on nonaccrual status at March 31, 2010.

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

In addition to the segment evaluations, nonaccrual commercial loans graded substandard or doubtful with an outstanding balance of $500 thousand or more, as well as consumer loans designated as troubled debt restructurings, are individually evaluated in accordance with FASB ASC 310, Receivables, to determine the level of impairment and to establish a specific reserve.

The allowance for consumer loans is determined using historically developed loss experience “roll rates” at which loans migrate from one delinquency level to the next higher level. Using current roll rates for the most recent six month period and comparing projected losses to actual loss experience, the models estimate expected losses in dollars for the forecasted period of twelve months. By refreshing the models with updated data, losses are projected for a new twelve-month period each month, segmenting the portfolio into twelve consumer loan product groupings and four bankcard product groupings with similar risk profiles. The residential mortgage and home equity portfolios’ models implicitly take into consideration housing price depreciation (appreciation) and homeowners’ loss (gain) of equity in the collateral by incorporating current roll rates and loss severity rates. The models make no assumptions about future housing price changes. This methodology is an accepted industry practice, and the Company believes it has a sufficient volume of information to produce reliable projections.

As a final step to the evaluation process, we perform an additional review of the adequacy of the allowance based on the loan portfolio in its entirety. This enables us to mitigate, but not to eliminate, the imprecision inherent in loan- and segment-level estimates of expected credit losses. This review of the allowance includes our judgmental consideration of any adjustments necessary for subjective factors such as economic uncertainties and excessive concentration risks.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(Amounts in millions)	Three Months Ended March 31, 2010	Twelve Months Ended December 31, 2009	Three Months Ended March 31, 2009

Loans and leases outstanding, excluding FDIC-supported loans (net of unearned income)	$37,689	$38,744	$41,096

Average loans and leases outstanding, excluding FDIC-supported loans (net of unearned income)	$38,310	$40,455	$41,384

Allowance for loan losses:
Balance at beginning of period	$1,531	$687	$687
Provision charged against earnings	266	2,017	298
Increase in allowance covered by FDIC indemnification	12	–	–
Loans and leases charged-off:
Commercial lending	(97)	(373)	(39)
Commercial real estate	(116)	(713)	(85)
Consumer	(35)	(170)	(34)

Total	(248)	(1,256)	(158)

Recoveries:
Commercial lending	10	51	1
Commercial real estate	7	21	3
Consumer	2	9	2

Total	19	81	6

Charge-offs recoverable from FDIC	2	2	–

Net loan and lease charge-offs	(227)	(1,173)	(152)

Balance at end of period	$1,582	$1,531	$833

Ratio of annualized net charge-offs to average loans and leases, excluding FDIC-supported loans	2.37%	2.90%	1.47%

Ratio of allowance for loan losses to net loans and leases, excluding FDIC-supported loans, at period end	4.20%	3.95%	2.03%

Ratio of allowance for loan losses to nonperforming loans, excluding FDIC-supported loans, at period end	75.77%	75.68%	58.60%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, excluding FDIC-supported loans, at period end	73.66%	71.88%	55.18%

Reserve for Unfunded Lending Commitments – The Company also estimates a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is included with other liabilities in the Company’s consolidated balance sheet, with any related increases or decreases in the reserve included in noninterest expense in the statement of income.

We determine the reserve for unfunded lending commitments using a process that is similar to the one we use for commercial loans. Based on historical experience, we have developed experience-based loss factors that we apply to the Company’s unfunded lending commitments to estimate the potential for loss in such commitments. The March 31, 2010 reserve for unfunded lending commitments increased by $43.5 million from the comparable period in the prior year, and decreased by $20.1 million from December 31, 2009. This decrease is due primarily to a lower level of such commitments.

The following table sets forth the reserve for unfunded lending commitments:

(In millions)	Three Months Ended March 31, 2010	Twelve Months Ended December 31, 2009	Three Months Ended March 31, 2009

Balance at beginning of period	$116.4	$50.9	$50.9
Provision charged (credited) to earnings	(20.1)	65.5	1.9

Balance at end of period	$96.3	$116.4	$52.8

The following table sets forth the total allowance and reserve for credit losses:

(In millions)	March 31, 2010	December 31, 2009	March 31, 2009

Allowance for loan losses	$1,582	$1,531	$833
Reserve for unfunded lending commitments	96	117	53

Total allowance for credit losses	$1,678	$1,648	$886

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

Interest Rate Risk

Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. However, the Company has positioned its balance sheet to be more asset sensitive than it was on March 31, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

We attempt to minimize the impact of changing interest rates on net interest income primarily through the use of interest rate floors variable rate loans, interest rate swaps, and by avoiding large exposures to long-term fixed rate interest-earning assets that have significant negative convexity. The prime lending rate and the LIBOR curves are the primary indices used for pricing the Company’s loans. The interest rates paid on deposit accounts are set by individual banks so as to be competitive in each local market.

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

We should note that estimated duration of equity and the income simulation results are highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking, savings, and money market accounts and also to prepayment assumptions used for loans with prepayment options. Given the uncertainty of these estimates, we view both the duration of equity and the income simulation results as falling within a wide range of possibilities.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2010		December 31, 2009
	Low	High	Low	High
Duration of equity:
Range (in years)
Base case	-7.4	-1.8	-2.9	-0.8
Increase interest rates by 200 bp	-6.4	-2.2	-2.7	-0.8

	Deposit repricing response
	Fast	Slow	Fast	Slow
Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	3.1%	5.8%	2.2%	5.0%
Decrease interest rates by 200 bp1	-3.7%	-4.0%	-4.1%	-4.3%

[1]	In the event that a 200 basis point rate parallel decrease cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

During the first three months of 2010, the duration of equity became shorter as compared to December 31, 2009. The reduction of the duration of equity was due to the assumed longer duration of liabilities, which resulted from increased noninterest-bearing deposit balances.

Market Risk – Fixed Income

The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

At March 31, 2010, the Company had $50.7 million of trading assets and $47.9 million of securities sold, not yet purchased, compared with $23.5 million and $43.4 million on December 31, 2009 and $65.2 million and $39.9 million on March 31, 2009, respectively.

The Company is exposed to market risk through changes in fair value and OTTI of HTM and AFS securities. The Company also is exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in fair value in available-for-sale securities and in interest rate swaps that qualify as cash flow hedges are included in OCI each quarter. During the first quarter of 2010, the after-tax change in OCI attributable to held-to-maturity and available-for-sale securities was $19.5 million, and the change attributable to interest rate swaps was $(9.7) million, increasing shareholders’ equity by $9.8 million. If any of the AFS securities or HTM securities transferred from AFS become other than temporarily impaired, any loss in OCI is reversed and the impairment is charged to operations. See “Investment Securities Portfolio” for additional information on OTTI.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company also invests in pre-public venture capital companies through various venture funds. Additionally, Amegy has in place an alternative investments program. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds generally are not part of the strategy since the underlying companies are typically not creditworthy.

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

A more comprehensive discussion of the Company’s interest rate and market risk management is contained in the Company’s 2009 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The management of liquidity and funding is performed centrally for both the Parent and its subsidiary banks. The Parent’s cash requirements consist primarily of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, and dividends to preferred and common shareholders, including the CPP preferred equity issued to the U.S. Department of the Treasury. The Parent’s cash needs are usually met through dividends from its subsidiaries, interest and investment income, subsidiaries’ proportionate share of current income taxes, management and other fees, bank lines, equity contributed through the exercise of stock options, commercial paper, and long-term debt and equity issuances. The subsidiary banks’ primary source of funding is their core deposits. Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and its subsidiary banks. For the first three months of 2010, operations contributed $669 million toward these needs. As a result, the Company utilizes other sources to manage its liquidity needs.

Most of the Company’s subsidiary banks have seen reduced profitability or recorded losses in recent quarters, and therefore are currently unable to reliably pay dividends. Also, earnings on the Parent’s investment securities portfolio have been reduced. Cash earnings from subsidiaries and investments currently do not cover the Parent’s interest and dividend payments. In addition, the Parent has had to increase its investment in several of its bank subsidiaries in order to maintain capital levels appropriate to current weak economic and credit quality conditions. The Company has reduced the dividend on its common stock to $0.01 per share per quarter, in order to conserve both capital and cash. Federal Reserve Board Supervisory Letter SR 09-4, dated February 24, 2009, reiterates and expands previous guidance regarding the payment of common dividends and dividends on more senior capital instruments in times of stress on earnings and capital ratios.

General financial market and economic conditions, both of which have been highly stressed since mid-2008 or earlier, as well as the Company’s debt ratings, have adversely impacted the Company’s access to external financing. Access to funding markets for the Parent and subsidiary banks is directly tied to the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings but can also influence the sources of the borrowings. The Parent’s credit ratings did not change during the first quarter of 2010. One rating agency, Moody’s, rates the Company’s senior debt as B2 or noninvestment grade, while Standard & Poors, Fitch and DBRS all rate the Company’s senior debt at a low investment grade. All of the agencies have indicated that continued high loan losses and/or losses related to the Company’s investment portfolio of CDOs could erode capital levels and cause further downgrades in the Company’s debt ratings. In addition, Moody’s recently announced that the debt and deposit ratings of seventeen U.S. banking institutions, including Zions, could be negatively affected by the loss of implicit government support contained in the current financial regulatory reform legislation pending in Congress. Moody’s has indicated that its current ratings of Zions’ subsidiary banks benefit by one notch from Moody’s assumptions regarding government support, although Zions Bancorporation’s current rating is not affected by the assumptions. Moody’s also stated that a number of factors will affect whether, when and to what extent any adverse rating actions might actually occur.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first quarter of 2010, the primary sources of cash available to the Parent in the capital markets have been (1) issuance of new shares of common stock, (2) issuance of unsecured 1-2 year senior notes issued by the Parent, and (3) issuance of 7.75% unsecured senior notes. In total these sources added approximately $245 million to the Parent’s cash balance. The Parent’s cash balance was $605 million at March 31, 2010 compared to $542 million at December 31, 2009.

During the first quarter of 2010, the Parent’s operating expenses included $36.7 million of interest expense, excluding amortization. Additionally, the Parent paid $22.9 million in dividends on preferred and common stock.

Additional information regarding financing actions may be found subsequently. During 2009, and in the first quarter of 2010, some other financing markets began to reopen for regional and larger banking companies, but there can be no assurance that the Company will have access to these markets at any given time.

The following table presents the Parent’s balance sheet at March 31, 2010, December 31, 2009, and March 31, 2009.

Parent Only Condensed Balance Sheets

(In thousands)	March 31, 2010	December 31, 2009	March 31, 2009

ASSETS
Cash and due from banks	$–	$2,254	$60
Interest-bearing deposits	605,108	539,874	883,605
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $3,767, $2,633, and $129,855)	3,767	2,633	142,122
Available-for-sale, at fair value	538,759	432,761	169,258
Trading account, at fair value	–	–	49
Loans, net of unearned fees of $0, $45, and $390 and allowance for loan losses of $64, $112, and $699)	2,859	6,292	23,844
Other noninterest-bearing investments	60,160	83,780	82,581
Investments in subsidiaries:
Commercial banks and bank holding company	6,681,137	6,579,075	5,627,410
Other operating companies	62,709	66,254	65,183
Nonoperating – ZMFU II, Inc.[1]	92,354	92,184	468,831
Receivables from subsidiaries:
Commercial banks	–	–	615,500
Other	1,550	2,050	17,400
Other assets	51,791	76,574	216,776

	8,100,194	7,883,731	8,312,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	259,776	233,550	56,547
Commercial paper:
Due to affiliates	49,986	49,991	45,983
Due to others	3,123	1,084	984
Other short-term borrowings	172,214	117,263	168,862
Subordinated debt to affiliated trusts	309,278	309,278	309,278
Long-term debt	1,463,611	1,479,907	2,177,959

Total liabilities	2,257,988	2,191,073	2,759,613

Shareholders’ equity:
Preferred stock	1,532,323	1,502,784	1,587,027
Common stock	3,517,621	3,318,417	2,607,541
Retained earnings	1,236,497	1,324,516	1,713,897
Accumulated other comprehensive income (loss)	(428,177)	(436,899)	(340,727)
Deferred compensation	(16,058)	(16,160)	(14,732)

Total shareholders’ equity	5,842,206	5,692,658	5,553,006

	$8,100,194	$7,883,731	$8,312,619

[1]	ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first quarter of 2010, issuances of long-term debt exceeded repayments, which resulted in net cash inflows of $40 million. This included $41 million from the issuance of additional 7.75% unsecured notes due September 23, 2014.

On a consolidated basis, issuances of short-term borrowings exceeded repayments, which resulted in $229 million of cash inflows during the first quarter of 2010. This included $55 million from the issuance of one-year senior medium-term notes.

At March 31, 2010, maturities of short- and long-term senior medium-term notes ranged from May 2010 to September 2011 with rates from 5.00% to 6.00%.

The Parent has a program to issue short-term commercial paper; however, current market conditions have severely constrained activity in this program, and at March 31, 2010, outstanding commercial paper was $3 million.

During the first quarter of 2010, the Company received $150 million of cash from the issuance of common stock.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At March 31, 2010, these core deposits, excluding brokered deposits, in aggregate, constituted 90.2% of consolidated deposits, compared with 89.3% of consolidated deposits at December 31, 2009. The Company has also obtained brokered deposits to serve as an additional source of liquidity for the Company. At March 31, 2010, total brokered deposits were $1.5 billion, down from $1.6 billion at December 31, 2009 and $3.5 billion at March 31, 2009. For the first three months of 2010, increases in deposits resulted in net cash inflows of $257 million. Total deposits increased by $255 million during the first three months of 2010 primarily due to increases in noninterest-bearing demand deposits and savings and money market deposits, partially offset by decreases in time and foreign deposits.

On October 3, 2008, the FDIC increased deposit insurance to $250,000 through December 31, 2009 and in May 2009 extended the increased insurance coverage through December 31, 2013. The FDIC has also implemented a program to provide full deposit insurance coverage for noninterest-bearing transaction deposit accounts through June 30, 2010. On April 13, 2010, the FDIC extended this program through December 31, 2010, with the possibility of extending the program an additional 12 months without further rulemaking. The Company did not opt out of this program.

The Federal Home Loan Bank (“FHLB”) system, has, from time to time, been a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. Borrowings from the FHLB may increase in the future, depending on availability of funding from other sources such as deposits. The subsidiary banks are required to invest in FHLB stock to maintain their borrowing capacity. The Company is aware of news reports and FHLB member bank press releases regarding the financial strength of the FHLB system. The Company is actively monitoring its ability to borrow from the FHLB and took actions in the fourth quarter of 2008 to reduce its borrowings from the FHLB banks. At March 31, 2010 and December 31, 2009 the Company did not have any short-term borrowings outstanding from the FHLB. At March 31, 2010 and December 31, 2009 the subsidiary banks’ total investment in FHLB stock was approximately $136 million.

At March 31, 2010, the amount available for additional FHLB and Federal Reserve borrowings was approximately $12.8 billion. An additional $0.8 billion could be borrowed at March 31, 2010 upon the pledging of additional available collateral.

ZIONS BANCORPORATION AND SUBSIDIARIES

While not considered a primary source of funding, the Company’s investment activities can provide or use cash, depending on the asset-liability management posture that is being observed. For the first three months of 2010, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $218 million.

During the first quarter of 2010, several of the Company’s subsidiary banks surrendered certain bank-owned life insurance contracts and recorded receivables totaling $175 million for the settlement of the cash surrender values of the policies. We expect to receive cash from these transactions over the next few months.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, loan growth has resulted in net cash outflows from a funding standpoint; however, for the first three months of 2010, organic loan activity resulted in a net cash inflow of $789 million.

During the three months ended March 31, 2010, the Company received cash income tax refunds totaling $353 million.

Consolidated cash at the Parent and its subsidiaries increased to $4.5 billion at March 31, 2010 from $2.0 billion at December 31, 2009 and $3.3 billion at March 31, 2009.

A more comprehensive discussion of our liquidity management is contained in Zions’ 2009 Annual Report on Form 10-K.

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

During the first quarter of 2010, the Company added $206 million to common equity as a result of issuances under its common equity distribution program and in exchange for the Company’s nonconvertible subordinated debt. A total of 9.9 million shares were issued at an average price of $20.10 per share.

ZIONS BANCORPORATION AND SUBSIDIARIES

On September 17, 2009, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs, pursuant to which the Company may offer and sell through or to Goldman Sachs, from time to time, shares of the Company’s common stock, in an aggregate amount of up to $250 million. Sales of common stock are made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices or to Goldman Sachs for resale at a price to be agreed upon by the Company and Goldman Sachs. During 2009, 14,908,500 common shares at an average price of $14.94 were issued. On February 26, 2010, the Company completed the sale of the $250 million of common stock under this program. During the three months ended March 31, 2010, 1,480,150 shares of common stock were issued at an average price of $18.42.

On March 1, 2010 the Company commenced the sale of another $250 million of common stock under its common equity distribution program with Goldman Sachs and Deutsche Bank. During the first quarter of 2010, 6,261,590 shares of common stock were issued at an average price of $19.96 under this program.

Net of issuance costs and fees, including approximately $2 million in commissions, these sales added $150 million to common equity during the first quarter of 2010.

On March 1, 2010 the Company commenced an Exchange Offer to exchange any and all of its currently outstanding nonconvertible subordinated notes into shares of Zions’ common stock. On March 30, 2010 the Company completed its offer, issuing 2,165,391 shares of common stock, or approximately 1.35% of the outstanding common shares at March 31, 2010 in exchange for $56 million of debt. Common stock was increased by $47 million as a result of the exchange. The exchange represented approximately 29% of the nonconvertible subordinated debt, and left $135 million of such debt outstanding as of March 31, 2010. The net gain on subordinated debt exchange of approximately $14.5 million ($8.9 million after tax) represented the difference between the carrying value of the debt exchanged and the fair value of the common stock issued, net of commissions and fees.

On March 15, 2010, $21 million of convertible subordinated debt was converted into shares of the Company’s Series C preferred stock. Accelerated discount amortization on the converted debt increased interest expense by approximately $11.2 million.

In addition to these steps taken by the Company to bolster its capital, the Company anticipates taking additional actions in the coming months to enhance its capital position in light of economic and credit conditions and regulatory expectations. Such actions may include one or more capitals raises, which may involve common or preferred securities or other Tier 1 securities, and reduction of risk-weighted assets.

Total controlling interest shareholders’ equity at March 31, 2010 was $5,842 million compared to $5,693 million at December 31, 2009, and $5,553 million at March 31, 2009. The increase in total controlling interest shareholders’ equity from December 31, 2009 is primarily due to the capital actions previously discussed partially offset by a net loss for the quarter.

Dividends of $0.01 per common share (a total of $1.5 million) were paid in the first quarter of 2010. This is unchanged from the rate paid since the third quarter of 2009. At its April 2010 meeting, the Company’s Board of Directors declared a dividend of $0.01 per share of common stock. The dividend is payable May 26, 2010 to shareholders of record as of the close of business on May 10, 2010. Under the terms of the CPP, the Company may not increase the dividend on its common stock above $0.32 per share per quarter during the period the senior preferred shares are outstanding without adversely impacting the Company’s interest in the program or without permission from the U.S. Department of the Treasury.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company recorded preferred stock dividends of $26.3 million during the first three months of 2010 and 2009. Preferred dividends for the first three months of 2010 and 2009 include $22.4 million and $22.7 million, respectively, related to the TARP preferred stock issued to the U.S. Department of the Treasury.

Banking organizations are required under published regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. As of March 31, 2010, the Company and each of its subsidiary banks exceeded the “well capitalized” guidelines under regulatory standards.

The Company’s capital ratios were as follows:

	March 31, 2010	December 31, 2009	March 31, 2009	Percentage required to be well capitalized

Tangible common equity ratio	6.30%	6.12%	5.26%	na
Tangible equity ratio	9.36%	9.16%	8.28%	na
Average equity to average assets (three months ended)	11.16%	10.76%	11.81%	na

Risk-based capital ratios:
Tier 1 common to risk-weighted assets	7.14%	6.73%	5.73%	na
Tier 1 leverage	10.77%	10.38%	9.56%	na [1]
Tier 1 risk-based capital	11.19%	10.53%	9.43%	6.00%
Total risk-based capital	13.93%	13.28%	13.39%	10.00%

[1]	There is no Tier 1 leverage component in the definition of a well capitalized holding company.

At March 31, 2010, regulatory Tier 1 risk-based capital and total risk-based capital were $5,467 million and $6,802 million compared to $5,407 million and $6,823 million at December 31, 2009, and $5,183 million and $7,358 million at March 31, 2009, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although this non-GAAP financial measure is frequently used by stakeholders in the evaluation of a company, it has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The Schedule below provides a reconciliation of controlling interest shareholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP).

GAAP TO NON-GAAP RECONCILIATION

(Amounts in millions)	March 31, 2010	December 31, 2009	March 31, 2009

Controlling interest shareholders’ equity (GAAP)	$5,842	$5,693	$5,553
Accumulated other comprehensive (income) loss	428	437	341
Nonqualifying goodwill and intangibles	(1,122)	(1,129)	(1,159)
Disallowed deferred tax assets	(129)	(43)	–
Other regulatory adjustments	–	1	–
Qualifying trust preferred securities	448	448	448

Tier 1 capital (regulatory)	5,467	5,407	5,183
Qualifying trust preferred securities	(448)	(448)	(448)
Preferred stock	(1,532)	(1,503)	(1,587)

Tier 1 common equity (non-GAAP)	$3,487	$3,456	$3,148

Risk-weighted assets (regulatory)	48,845	51,360	54,949
Tier 1 common to risk-weighted assets (non-GAAP)	7.14%	6.73%	5.73%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate and market risks are among the most significant risks regularly undertaken by the Company, and they are closely monitored as previously discussed. A discussion regarding the Company’s management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Offer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Offer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2010.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in various legal proceedings arising in the normal course of business. The Company does not believe that the outcome of any such proceedings will have a material effect on its consolidated financial position, operations, or liquidity.

ITEM 1A.	RISK FACTORS

The Company believes there have been no significant changes in risk factors compared to the factors identified in Zions Bancorporation’s 2009 Annual Report on Form 10-K; however, this filing contains updated disclosures related to significant risk factors discussed in “Investment Securities Portfolio,” “Credit Risk Management,” “Market Risk – Fixed Income,” and “Liquidity Risk Management.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the first quarter of 2010:

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

January	3,495	$13.85	–	$56,250,315
February	17,592	19.90	–	56,250,315
March	294	19.05	–	56,250,315

First quarter	21,381	18.90	–

[1]	All share repurchases during the first quarter of 2010 were made to pay for payroll taxes upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

a) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-Q for the quarter ended March 31, 2009.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated June 30, 2009, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 2, 2009.	*

3.10	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.10 of Form 10-Q for the quarter ended June 30, 2009.	*

3.11	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.11 of Form 10-Q for the quarter ended June 30, 2009.	*

3.12	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

10.1	Employment Agreement between the Company and Kenneth E. Peterson (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

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

Date: May 10, 2010